Form 10-Q
period 2004-06-30
NEWMARKET CORP
filed 2004-08-05
CIK 1282637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 1-32190

NEWMARKET CORPORATION

(Exact name of registrant as specified in its charter)

VIRGINIA	20-0812170
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

330 SOUTH FOURTH STREET RICHMOND, VIRGINIA	23218-2189
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code - (804) 788-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒    No ☐

Number of shares of common stock, without par value, outstanding as of July 31, 2004: 16,967,759.

NEWMARKET CORPORATION

I N D E X

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share amounts)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Net sales	$221,510	$180,574	$438,280	$354,040
Cost of goods sold	170,978	136,576	341,887	273,982

Gross profit	50,532	43,998	96,393	80,058
TEL marketing agreements services	10,763	7,931	18,075	10,932
Selling, general, and administrative expenses	24,910	21,904	48,428	42,492
Research, development, and testing expenses	15,098	15,021	30,847	28,703

Operating profit	21,287	15,004	35,193	19,795
Interest and financing expenses	4,527	6,402	9,683	11,204
Other income (expense), net	283	56	449	(142)

Income from continuing operations before income taxes	17,043	8,658	25,959	8,449
Income tax expense	5,689	2,913	8,787	2,841

Income from continuing operations	11,354	5,745	17,172	5,608
Discontinued operations
Gain on disposal of business (net of tax)	—	—	—	14,805

Income before cumulative effect of accounting change	11,354	5,745	17,172	20,413
Cumulative effect of accounting change (net of tax)	—	—	—	1,624

Net income	$11,354	$5,745	$17,172	$22,037

Basic earnings per share:
Earnings from continuing operations	$0.67	$0.34	$1.02	$0.33
Discontinued operations (net of tax)	—	—	—	0.89
Cumulative effect of accounting change (net of tax)	—	—	—	0.10

Basic earnings per share	$0.67	$0.34	$1.02	$1.32

Diluted earnings per share:
Earnings from continuing operations	$0.66	$0.34	$1.00	$0.33
Discontinued operations (net of tax)	—	—	—	0.88
Cumulative effect of accounting change (net of tax)	—	—	—	0.10

Diluted earnings per share	$0.66	$0.34	$1.00	$1.31

Shares used to compute basic earnings per share	16,904	16,724	16,859	16,706

Shares used to compute diluted earnings per share	17,168	16,969	17,144	16,829

See accompanying notes to financial statements.

NEWMARKET CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, unaudited)

	June 30 2004	December 31 2003
ASSETS
Current assets:
Cash and cash equivalents	$21,958	$29,052
Restricted cash	1,715	1,903
Trade and other accounts receivable, less allowance for doubtful accounts ($3,316 - 2004; $2,382 - 2003)	146,067	132,542
Receivable - TEL marketing agreements services	2,006	2,456
Inventories:
Finished goods and work-in-process	107,700	103,734
Raw materials	12,155	12,630
Stores, supplies and other	8,292	8,064

	128,147	124,428
Prepaid expenses	7,417	3,810
Deferred income taxes	10,719	11,296

Total current assets	318,029	305,487

Property, plant and equipment, at cost	754,280	751,919
Less accumulated depreciation and amortization	588,859	577,686

Net property, plant and equipment	165,421	174,233

Prepaid pension cost	21,858	21,829
Deferred income taxes	6,770	5,471
Other assets and deferred charges	72,996	75,564
Intangibles, net of amortization	59,613	62,849

Total assets	$644,687	$645,433

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:	$56,392	$53,589
Accounts payable	40,487	50,691
Accrued expenses	582	6,978
Long-term debit, current portion	9,092	10,055

Income taxes payable	106,553	121,313

Total current liabilities	204,147	201,839
Long-term debt	118,476	122,598
Other noncurrent liabilities
Commitments and contingencies (Note 11)
Shareholders’ equity
Common stock and paid in capital (without par value at June 30, 2004; $1 par value at December 31, 2003) Issued - 16,963,759 and 16,786,009 in 2003	84,650	83,877
Accumulated other comprehensive loss	(22,281)	(20,164)
Retained earnings	153,142	135,970

	215,511	199,683

Total liabilities and shareholders’ equity	$644,687	$645,433

See accompanying notes to financial statements.

NEWMARKET CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six Months Ended June 30
	2004	2003
Cash and cash equivalents at beginning of year	$29,052	$15,478

Cash flows from operating activities:
Net income	17,172	22,037
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and other amortization	21,682	23,285
Amortization of deferred financing costs	1,636	3,228
Noncash pension expense	5,158	4,633
Gain on sale of phenolic antioxidant business	—	(23,196)
Cumulative effect of accounting change	—	(2,549)
Deferred income tax (benefit) expense	(2,169)	118
Working capital changes	(31,457)	(6,071)
TEL working capital advance	114	1,300
Cash pension contributions	(7,022)	(3,135)
Proceeds from legal settlement	—	4,825
Other, net	614	(82)

Cash provided from operating activities	5,728	24,393

Cash flows from investing activities:
Capital expenditures	(6,047)	(4,104)
Proceeds from sale of phenolic antioxidant business	—	27,770
Proceeds from sale of certain assets	—	12,576
Prepayment for TEL marketing agreements services	—	(3,200)
Other, net	11	13

Cash (used in) provided from investing activities	(6,036)	33,055

Cash flows from financing activities:
Repayment of term loan	(53,807)	(14,490)
Repayment of debt - previous agreements	—	(284,519)
Issuance of revolving credit agreement	50,000	—
Issuance of senior notes and term loan	—	265,000
Debt issuance costs	(1,089)	(13,094)
Proceeds from exercise of stock options	773	195
Other, net	(281)	(239)

Cash used in financing activities	(4,404)	(47,147)

Effect of foreign exchange on cash and cash equivalents	(2,382)	1,077

(Decrease) increase in cash and cash equivalents	(7,094)	11,378

Cash and cash equivalents at end of period	$21,958	$26,856

See accompanying notes to financial statements.

NEWMARKET CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1.	In the opinion of management, the accompanying consolidated financial statements of NewMarket Corporation and Subsidiaries contain all necessary adjustments for the fair presentation of, in all material respects, our consolidated financial position as of June 30, 2004, as well as the consolidated results of operations for the three-months and six-months ended June 30, 2004 and 2003 and the consolidated cash flows for the six-months ended June 30, 2004 and 2003. The financial statements are subject to normal year-end adjustments and do not include the comprehensive footnotes. All adjustments are of a normal, recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Ethyl Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (2003 Annual Report). The results of operations for the three-month and six-month periods ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

Unless the context otherwise requires, all references to “we,” “us,” “our,” the “Company,” and “NewMarket” are to NewMarket Corporation and its subsidiaries.

2.	On May 27, 2004, at Ethyl Corporation’s annual meeting, Ethyl Corporation shareholders approved the transition to a holding company structure. Under the terms of the Agreement and Plan of Merger, dated as of March 5, 2004, by and among Ethyl Corporation, Ethyl Merger Sub, Inc. and NewMarket Corporation, Ethyl Merger Sub was merged with and into Ethyl Corporation effective as of June 18, 2004. Upon the closing of the transaction, NewMarket Corporation became the new parent holding company for Ethyl Corporation and its subsidiaries and each share of Ethyl Corporation common stock, $1.00 par value per share, automatically converted into one share of NewMarket Corporation common stock, without par value. The NewMarket common stock began trading on the New York Stock Exchange on June 21, 2004 under the symbol “NEU.”

Following the establishment of the holding company structure, we completed an internal restructuring of our subsidiaries, as a result of which NewMarket became the parent company of two operating companies each managing its own assets and liabilities. Those companies are Afton Chemical Corporation (formerly named Ethyl Petroleum Additives, Inc.), which focuses on petroleum additive products; and Ethyl Corporation, representing certain manufacturing operations and the tetraethyl lead (TEL) business. NewMarket also became the parent company of NewMarket Services Corporation, which provides various administrative services to NewMarket, Afton, and Ethyl.

3.	After approval by the Board of Directors in December 2002, on January 21, 2003, we completed the sale of our phenolic antioxidant business to Albemarle Corporation. Following an extensive assessment, we concluded this business was not part of our future core business or growth goals.

As part of the transaction, we sold accounts receivable and inventory, as well as fixed assets at our Orangeburg, South Carolina facility. The net book value of the fixed assets was zero.

We recognized a gain of $23.2 million ($14.8 million after tax) in first quarter 2003 related to this transaction.

4.	The cumulative effect of accounting change in the first quarter 2003 reflects the gain of $2.5 million ($1.6 million after tax or $.10 per share) recognized upon the January 1, 2003 adoption of Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations.” This statement addresses the obligations and asset retirement costs associated with the retirement of tangible long-lived assets. It requires that the fair value of the liability for an asset retirement obligation be recorded when incurred instead of over the life of the asset. The asset retirement costs must be capitalized as part of the carrying value of the long-lived asset. If the liability is settled for an amount other than the recorded balance, either a gain or loss will be recognized at settlement.

Our asset retirement obligations are related primarily to TEL operations. These obligations had been previously fully reserved. Upon the implementation of SFAS No. 143 on January 1, 2003, these accruals were discounted to their net present value to comply with the requirements of SFAS No. 143, which resulted in the recognition of a gain. Current accretion of the asset retirement obligations is expensed in operations. The following table illustrates the activity associated with SFAS No. 143 for the six months ended June 30, 2004 and the year ended December 31, 2003.

	June 30 2004	December 31 2003
	(in thousands)
Asset retirement obligation, beginning of period	$13,238	$14,828
Gain upon implementation of SFAS No. 143	—	(2,549)
Accretion expense	423	575
Liabilities settled	(487)	(884)
Changes in expected cash flows and timing	(1,177)
Foreign currency impact	(183)	1,268

Asset retirement obligation, end of period	$11,814	$13,238

5.	We account for the stock-based compensation plan using the intrinsic-value method. Under this method, we do not record compensation cost for stock options unless the quoted market price of the stock at grant date or other measurement date exceeds the amount the employee must pay to exercise the stock option. Compensation cost for restricted stock grants, if issued, is recognized over the vesting period.

On May 27, 2004, at the Ethyl Corporation annual meeting, shareholders approved the 2004 Incentive Compensation and Stock Plan (the plan). The plan is included in this Form 10-Q as Exhibit 10.3. In addition, further information on our stock-based compensation is available in Note 16 in the 2003 Annual Report. The following table illustrates the effect on net income and earnings per share as if we had applied the fair-value method of accounting for the stock-based compensation plan.

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Net income, as reported	$11,354	$5,745	$17,172	$22,037
Less: Total stock-based employee compensation expense determined under the fair-value based method, net of related tax effect	(31)	(82)	(61)	(164)

Net income, pro forma	$11,323	$5,663	$17,111	$21,873

Earnings per share:
Basic, as reported	$0.67	$0.34	$1.02	$1.32

Basic, pro forma	$0.67	$0.34	$1.02	$1.31

Diluted, as reported	$0.66	$0.34	$1.00	$1.31

Diluted, pro forma	$0.66	$0.33	$1.00	$1.30

6.	The tables below show our consolidated net sales by segment, operating profit by segment, reconciliation to income from continuing operations before income taxes, and depreciation and amortization by segment. During the first quarter 2004, we changed our methodology of allocating pension expense to our operating segments. Accordingly, certain prior period amounts have been reclassified to conform to the current presentation.

Net Sales by Segment

(in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Petroleum additives	$218.1	$178.8	$432.8	$350.6
Tetraethyl lead	3.4	1.8	5.5	3.4

Consolidated net sales	$221.5	$180.6	$438.3	$354.0

Segment Operating Profit

(in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Petroleum additives (a)	$19.3	$16.0	$34.2	$27.3
Tetraethyl lead (a)	10.1	6.4	17.4	10.2

Segment operating profit	29.4	22.4	51.6	37.5
Cumulative effect of accounting change (a)	—	—	—	(2.5)
Corporate, general and administrative expense	(5.4)	(4.5)	(10.7)	(9.3)
Interest expense	(4.5)	(6.4)	(9.7)	(11.2)
Other expense, net	(2.5)	(2.8)	(5.2)	(6.1)

Income from continuing operations before income taxes	$17.0	$8.7	$26.0	$8.4

Prior periods have been reclassified to conform to the current presentation.

(a)	For purposes of segment reporting, the cumulative effect of accounting change is included in petroleum additive and tetraethyl lead segment results. In order to reconcile to “income from continuing operations before income taxes” on the Consolidated Statements of Income, the before-tax cumulative effect of accounting change must be deducted in the above table.

Depreciation and Amortization

(in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Petroleum additives	$8.2	$9.0	$16.6	$17.3
Tetraethyl lead	2.2	2.6	4.3	5.3
Other long-lived assets	0.4	0.4	0.8	0.7

Total depreciation and amortization	$10.8	$12.0	$21.7	$23.3

7.

During the first six months of 2004, we have made contributions of $3 million for domestic pension plans and $2 million for domestic postretirement plans. We continue to expect to make total contributions in 2004 of approximately $4 million for our U.S. pension plans and $3 million to $4 million for the U.S. postretirement plans. During 2004, we are transitioning from a self-insured post-retirement health plan for certain retirees to a fully-insured plan. Once the transition is complete, we expect cash contributions to be similar to previous years. During the transition, we will incur higher cash costs as we must fund 2004 premium payments, as well as claims related to the 2003 self-insured plan.

We have made contributions of $4 million for foreign pension plans during the first six months of 2004 and expect to make total contributions to foreign pension plans of $6 million during 2004.

The tables below present information on periodic benefit cost for our domestic retirement plans. The last table presents the same information for the foreign plans.

	Domestic
	Pension Benefits
	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
	(in thousands)
Service cost	$1,147	$1,023	$2,294	$2,046
Interest cost	1,354	1,344	2,707	2,689
Expected return on plan assets	(1,364)	(1,297)	(2,727)	(2,595)
Amortization of prior service cost	180	179	359	359
Amortization of net loss	356	219	712	437

Net periodic domestic benefit cost	$1,673	$1,468	$3,345	$2,936

	Domestic
	Post-Retirement Benefits
	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
	(in thousands)
Service cost	$267	$206	$534	$412
Interest cost	1,015	1,034	2,036	2,068
Expected return on plan assets	(476)	(480)	(951)	(960)
Amortization of prior service cost	(8)	(7)	(15)	(14)

Net periodic domestic benefit cost	$798	$753	$1,604	$1,506

	Foreign
	Pension Benefits
	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
	(in thousands)
Service cost	$395	$311	$793	$622
Interest cost	925	747	1,857	1,494
Expected return on plan assets	(745)	(509)	(1,494)	(1,018)
Amortization of prior service cost	77	72	155	143
Amortization of transition asset	(11)	(4)	(21)	(9)
Amortization of net loss	261	232	523	465

Net periodic foreign benefit cost	$902	$849	$1,813	$1,697

8.

Basic and diluted earnings per share are calculated as shown in the table below. Amounts, except per share, are in thousands of dollars. Options are not included in the computation of diluted earnings per share when the option exercise price exceeds the average market price of the common stock. At June 30, 2004, we had outstanding options to purchase 50,000 shares of common stock at $44.375 per share. At June 30, 2003, we had outstanding options to purchase 293,200 shares of common stock at $62.50 per share and 50,000 shares of common stock at $44.375 per share. None of these options were included in the computation of diluted earnings per share for any period.

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
	(in thousands, except per share amounts)
Basic earnings per share
Numerator:
Income available to stockholders, as reported	$11,354	$5,745	$17,172	$22,037

Denominator:
Average number of shares of common stock outstanding	16,904	16,724	16,859	16,706

Basic earnings per share	$.67	$.34	$1.02	$1.32

Diluted earnings per share
Numerator:
Income available to stockholders, as reported	$11,354	$5,745	$17,172	$22,037

Denominator:
Average number of shares of common stock outstanding	16,904	16,724	16,859	16,706
Shares issuable upon exercise of stock options	264	245	285	123

Total shares	17,168	16,969	17,144	16,829

Diluted earnings per share	$.66	$.34	$1.00	$1.31

9.	The following table provides certain information related to our intangible assets.

	June 30 2004		December 31 2003
	Identifiable Intangibles
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Amortizing intangible assets
Formulas	$85,910	$33,121	$85,910	$30,859
Contracts	40,873	39,023	40,873	38,015

	$126,783	$72,144	$126,783	$68,874

Nonamortizing intangible assets
Minimum pension liabilities	$4,974		$4,940

Aggregate amortization expense		$3,270		$5,897

Estimated amortization expense in thousands for the next five years is expected to be:

• 2004	$6,540
• 2005	$5,365
• 2006	$4,524
• 2007	$4,524
• 2008	$4,524

We amortize the cost of intangible assets by the straight-line method, over their economic lives of 5 to 20 years.

During 2003, we were notified by DSM Copolymer, Inc., our supplier of olefin copolymer viscosity index improvers, of their intent to terminate a supply contract with us in mid-2005. The contract was initially scheduled to terminate in 2012. We have adjusted the amortization period of the intangible asset associated with this contract to coincide with the 2005 termination date. This change results in additional monthly amortization of $100 thousand through mid-2005.

10.	Long-term debt consisted of the following:

	June 30 2004	December 31 2003
	(in thousands)
Senior notes	$150,000	$150,000
Revolving loan agreement	50,000	—
Term loan agreement	—	53,807
Capital lease obligations	4,729	5,010

	204,729	208,817
Current maturities	(582)	(6,978)

	$204,147	$201,839

Senior Credit Facility - On June 18, 2004, prior to the completion of the holding company formation, Ethyl Corporation entered into an Amended and Restated Credit Agreement, which consists of a $100 million revolving credit facility. This agreement amended and restated the credit agreement that Ethyl had entered into on April 30, 2003. Effective with the completion of the holding company formation, we assumed all of Ethyl’s rights and obligations under the Amended and Restated Credit Agreement pursuant to Amendment No. 1 thereto. We incurred additional financing costs of $1 million, which resulted in total deferred financing costs of $5 million related to the amended and restated credit facility. These costs are being amortized over five years.

The $100 million revolver is for working capital and other general corporate purposes and includes a sub-facility for letters of credit. Borrowings bear interest, at our election, at either a base rate plus a margin or LIBOR plus a margin. The revolving credit facility matures on June 18, 2009. Borrowings outstanding at June 30, 2004 under the revolving credit facility were $50 million and bore interest at a rate of 3.54%. At June 30, 2004 we had outstanding letters of credit of $24 million, resulting in the unused portion of the revolver amounting to $26 million.

The revolving credit facility is secured by liens on substantially all of our U.S. assets. In addition, the credit facility is guaranteed by our U.S. subsidiaries and certain foreign subsidiaries to the extent that it would not result in material increased tax liabilities.

This credit facility contains covenants, representations, and events of default that management considers typical of a credit agreement of this nature. The financial covenants include:

•	minimum consolidated net worth;

•	a minimum fixed charge coverage ratio:

•	a maximum leverage ratio;

•	a maximum senior secured leverage ratio; and

•	restrictions on the payment of dividends or repurchases of capital stock.

Senior Notes - On April 30, 2003, Ethyl Corporation sold senior notes in the aggregate principal amount of $150 million that bear interest at a fixed rate of 8.875% and are due in 2010. Ethyl

Corporation incurred financing costs of $5 million related to the senior notes, which are being amortized over seven years. In connection with the holding company formation, we assumed all of Ethyl Corporation’s rights and obligations under the senior notes effective June 18, 2004. For a more detailed description of the senior notes, see Item 2, “Management’s Discussion and Analysis of Results of Operations and Financial Condition - Cash Flows, Financial Condition and Liquidity.”

11.	There have been no significant changes in our commitments and contingencies from those reported in our 2003 Annual Report.

Our accruals for environmental remediation were $22 million at June 30, 2004 and $23 million at December 31, 2003. We also have expected insurance reimbursement assets of $2 million at June 30, 2004 and $3 million at December 31, 2003 related to these accruals. When significant events or circumstances occur that might impair the value of this insurance receivable, we evaluate recoverability of the recorded amounts. If we determine an asset is impaired, we adjust the asset to net realizable value. In addition to the accruals for environmental remediation, we also have accruals for dismantling and decommissioning costs of $9 million at June 30, 2004 and $10 million at December 31, 2003.

12.	The components of comprehensive income consist of the following:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Net income	$11,354	$5,745	$17,172	$22,037
Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on marketable equity securities	(7)	606	60	266
Unrealized gain on derivative instruments	—	26	—	26
Foreign currency translation adjustments	(1,625)	3,426	(2,177)	4,510

Other comprehensive (loss) income	(1,632)	4,058	(2,117)	4,802

Comprehensive income	$9,722	$9,803	$15,055	$26,839

The components of accumulated other comprehensive loss consist of the following:

	June 30 2004	December 31 2003
	(in thousands)
Unrealized gain (loss) on marketable equity securities	$28	$(32)
Minimum pension liability adjustment	(11,921)	(11,921)
Foreign currency translation adjustments	(10,388)	(8,211)

Accumulated other comprehensive loss	$(22,281)	$(20,164)

13.	FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” was released in January 2003. FIN 46 expands existing accounting guidance that specifies when a company should include the assets, liabilities, and activities of another entity in the company’s financial statements. Generally, the interpretation requires that a variable interest entity be consolidated if the company has the majority of either the risk of loss or benefit of returns of the variable interest entity’s activities. The FASB issued a revision to FIN 46 (FIN 46-R) in December 2003. FIN46-R deferred the effective date of the interpretation until the first reporting period ending after March 15, 2004. The implementation of this interpretation had no effect on NewMarket.

In January 2004, the FASB issued FASB Staff Position FAS 106-1 (FSP FAS 106-1), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the Act). FSP FAS 106-1 was effective for interim or annual financial statements for fiscal years ending after December 7, 2003. It permitted a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act. Because of various uncertainties related to this legislation and the appropriate accounting methodology for this event, we elected to defer financial recognition of this legislation until the FASB issued final accounting guidance. Subsequently, in May 2004, the FASB issued FASB Staff Position FAS 106-2 (FSP FAS 106-2), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP FAS 106-2 supercedes the provisions of FSP FAS 106-1 and is effective for interim periods beginning after June 15, 2004. FSP FAS 106-2 provides guidance on the accounting for the effects of the Act. We have not completed all analyses necessary to determine whether the benefits provided by our postretirement health plan are actuarially equivalent to the benefits provided under Medicare Part D of the Act. Therefore, we have not reflected the impact of FSP FAS 106-2 in our net periodic postretirement cost or in the accumulated postretirement benefit obligation. When we implement FSP FAS 106-2, we could be required to change previously reported information.

14.	The 8.875% senior notes due 2010 are fully and unconditionally guaranteed by certain of our subsidiaries (Guarantor Subsidiaries) on a joint and several unsecured senior basis. The Guarantor Subsidiaries include all of our existing and future wholly-owned domestic restricted subsidiaries and certain of our existing wholly-owned foreign subsidiaries. The Guarantor Subsidiaries and the Non-Guarantor Subsidiaries are wholly-owned by NewMarket Corporation (the Parent Company). The Guarantor Subsidiaries consist of the following.

Domestic Subsidiaries
Ethyl Corporation	Afton Chemical Corporation
Ethyl Asia Pacific L.L.C.	Afton Chemical Asia Pacific L.L.C.
Ethyl Canada Holdings, Inc.	Afton Chemical Canada Holdings, Inc.
Ethyl Export Corporation	Afton Chemical Japan Holdings, Inc.
Ethyl Interamerica Corporation	Afton Chemical Additives Corporation
Ethyl Ventures, Inc.	NewMarket Services Corporation
Interamerica Terminals Corporation	The Edwin Cooper Corporation
Afton Chemical Intangibles L.L.C.

Foreign Subsidiaries
Ethyl Europe S.P.R.L.	Afton Chemical S.P.R.L.
Ethyl Administration GmbH	Afton Chemical Industria de Aditivos Ltda
Ethyl Services GmbH

We conduct much of our business and derive much of our income from our subsidiaries. Therefore, our ability to make payments on the senior notes or other obligations is dependent on the earnings and the distribution of funds from our subsidiaries. There are no restrictions on the ability of any of our domestic subsidiaries to transfer funds to the Parent Company. We are currently able to transfer funds from our foreign subsidiaries although certain conditions may arise occasionally that may restrict these transfers.

The following financial information sets forth, on a consolidating basis, the financial position as of June 30, 2004 and December 31, 2003; results of operations for the three- and six-month periods ended June 30, 2004 and 2003; and cash flows for the six-month periods ended June 30, 2004 and 2003 for the Parent Company, the Guarantor Subsidiaries and Non-Guarantor Subsidiaries. Certain amounts in these financial statements have been reclassified for the transition to a holding company structure effective June 18, 2004. The financial information is based on our understanding of the Securities and Exchange Commission’s (SEC) interpretation and application of Rule 3-10 of the SEC Regulation S-X.

The financial information may not necessarily be indicative of results of operations or financial position had the Guarantor Subsidiaries or Non-Guarantor Subsidiaries operated as independent entities.

NewMarket Corporation and Subsidiaries

Consolidating Statements of Income

Three Months Ended June 30, 2004

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$—	$164,832	$120,356	$(63,678)	$221,510
Cost of goods sold	280	131,944	103,653	(64,899)	170,978

Gross (loss) profit	(280)	32,888	16,703	1,221	50,532
TEL marketing agreements services	—	1,623	9,140	—	10,763
Intercompany service fee income (expense) from TEL marketing agreements	—	8,930	(8,930)	—	—
Selling, general, and administrative expenses	1,270	12,746	10,894	—	24,910
Research, development, and testing expenses	—	12,080	3,018	—	15,098

Operating (loss) profit	(1,550)	18,615	3,001	1,221	21,287
Interest and financing expenses	4,332	195	—	—	4,527
Other (expense) income, net	(95)	(692)	1,070	—	283

(Loss) income from continuing operations before income taxes and equity income of subsidiaries	(5,977)	17,728	4,071	1,221	17,043
Income tax expense	686	4,097	441	465	5,689
Equity income of subsidiaries	18,017	—	—	(18,017)	—

Net income	$11,354	$13,631	$3,630	$(17,261)	$11,354

NewMarket Corporation and Subsidiaries

Consolidating Statements of Income

Three Months Ended June 30, 2003

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$—	$144,299	$98,697	$(62,422)	$180,574
Cost of goods sold	425	111,693	86,943	(62,485)	136,576

Gross (loss) profit	(425)	32,606	11,754	63	43,998
TEL marketing agreements services	—	3,433	4,498	—	7,931
Intercompany service fee income (expense) from TEL marketing agreements	—	2,209	(2,209)	—	—
Selling, general, and administrative expenses	1,500	9,871	10,533	—	21,904
Research, development, and testing expenses	—	12,095	2,926	—	15,021

Operating (loss) profit	(1,925)	16,282	584	63	15,004
Interest and financing expenses	6,101	301	—	—	6,402
Other (expense) income, net	(42)	85	13	—	56

(Loss) income from continuing operations before income taxes and equity income of subsidiaries	(8,068)	16,066	597	63	8,658
Income tax (benefit) expense	(2,245)	4,761	408	(11)	2,913
Equity income of subsidiaries	11,568	—	—	(11,568)	—

Net income	$5,745	$11,305	$189	$(11,494)	$5,745

NewMarket Corporation and Subsidiaries

Consolidating Statements of Income

Six Months Ended June 30, 2004

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$—	$324,490	$232,753	$(118,963)	$438,280
Cost of goods sold	496	257,771	204,405	(120,785)	341,887

Gross (loss) profit	(496)	66,719	28,348	1,822	96,393
TEL marketing agreements services	—	4,338	13,737	—	18,075
Intercompany service fee income (expense) from TEL marketing agreements	—	13,476	(13,476)	—	—
Selling, general, and administrative expenses	2,373	24,109	21,946	—	48,428
Research, development, and testing expenses	—	24,621	6,226	—	30,847

Operating (loss) profit	(2,869)	35,803	437	1,822	35,193
Interest and financing expenses	9,257	426	—	—	9,683
Other income (expense), net	4	(658)	1,103	—	449

(Loss) income from continuing operations before income taxes and equity income of subsidiaries	(12,122)	34,719	1,540	1,822	25,959
Income tax (benefit) expense	(2,320)	10,761	(338)	684	8,787
Equity income of subsidiaries	26,974	—	—	(26,974)	—

Net income	$17,172	$23,958	$1,878	$(25,836)	$17,172

NewMarket Corporation and Subsidiaries

Consolidating Statements of Income

Six Months Ended June 30, 2003

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$—	$274,267	$197,432	$(117,659)	$354,040
Cost of goods sold	1,149	217,263	174,854	(119,284)	273,982

Gross (loss) profit	(1,149)	57,004	22,578	1,625	80,058
TEL marketing agreements services	—	4,039	6,893	—	10,932
Intercompany service fee income (expense) from TEL marketing agreements	—	3,209	(3,209)	—	—
Selling, general, and administrative expenses	2,801	20,989	18,702	—	42,492
Research, development, and testing expenses	—	22,905	5,798	—	28,703

Operating (loss) profit	(3,950)	20,358	1,762	1,625	19,795
Interest and financing expenses	10,535	669	—	—	11,204
Other (expense) income, net	(101)	122	(163)	—	(142)

(Loss) income from continuing operations before income taxes and equity income of subsidiaries	(14,586)	19,811	1,599	1,625	8,449
Income tax (benefit) expense	(4,878)	6,088	1,042	589	2,841
Equity income of subsidiaries	15,316	—	—	(15,316)	—

Income from continuing operations	5,608	13,723	557	(14,280)	5,608
Income from operations of discontinued business (net of tax)	14,805	14,805	—	(14,805)	14,805

Income before cumulative effect of accounting change	20,413	28,528	557	(29,085)	20,413
Cumulative effect of accounting change (net of tax)	1,624	1,186	438	(1,624)	1,624

Net income	$22,037	$29,714	$995	$(30,709)	$22,037

NewMarket Corporation and Subsidiaries

Consolidating Balance Sheets

June 30, 2004

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$3,736	$3,954	$14,268	$—	$21,958
Restricted cash	1,217	498	—	—	1,715
Trade and other accounts receivable, net	2,377	73,856	69,834	—	146,067
Receivable - TEL marketing agreements services	—	876	1,130	—	2,006
Amounts due from affiliated companies	(5,242)	102,634	31,664	(129,056)	—
Inventories	—	78,514	54,728	(5,095)	128,147
Deferred income taxes	1,065	6,886	782	1,986	10,719
Prepaid expenses	933	5,266	1,218	—	7,417

Total current assets	4,086	272,484	173,624	(132,165)	318,029

Property, plant and equipment, at cost	—	694,376	59,904	—	754,280
Less accumulated depreciation & amortization	—	532,346	56,513	—	588,859

Net property, plant and equipment	—	162,030	3,391	—	165,421

Investment in consolidated subsidiaries	435,766	—	—	(435,766)	—
Prepaid pension cost	20,190	—	1,668	—	21,858
Deferred income taxes	14,287	(6,716)	(801)	—	6,770
Other assets and deferred charges	20,859	43,765	8,372	—	72,996
Intangibles-net of amortization	1,321	56,026	2,266	—	59,613

Total assets	$496,509	$527,589	$188,520	$(567,931)	$644,687

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$—	$37,567	$18,825	$—	$56,392
Accrued expenses	5,982	29,593	4,912	—	40,487
Amounts due to affiliated companies	—	53,392	75,664	(129,056)	—
Long-term debt, current portion	—	582	—	—	582
Income taxes payable	15,005	(4,518)	(1,395)	—	9,092

Total current liabilities	20,987	116,616	98,006	(129,056)	106,553

Long-term debt	200,000	4,147	—	—	204,147
Other noncurrent liabilities	60,011	39,805	18,660	—	118,476

Total liabilities	280,998	160,568	116,666	(129,056)	429,176

Shareholders’ equity:
Common stock and additional paid-in capital	84,650	272,587	40,347	(312,934)	84,650
Accumulated other comprehensive loss	(22,281)	(14,110)	(5,771)	19,881	(22,281)
Retained earnings	153,142	108,544	37,278	(145,822)	153,142

Total shareholders’ equity	215,511	367,021	71,854	(438,875)	215,511

Total liabilities and shareholders’ equity	$496,509	$527,589	$188,520	$(567,931)	$644,687

NewMarket Corporation and Subsidiaries

Consolidating Balance Sheets

December 31, 2003

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$9,887	$3,487	$15,678	$—	$29,052
Restricted cash	1,391	512	—	—	1,903
Trade and other accounts receivable, net	2,283	66,606	63,653	—	132,542
Receivable - TEL marketing agreements services	—	3	2,453	—	2,456
Amounts due from affiliated companies	(15,345)	102,606	40,337	(127,598)	—
Inventories	—	70,269	61,076	(6,917)	124,428
Deferred income taxes	1,059	6,413	1,153	2,671	11,296
Prepaid expenses	332	2,370	1,108	—	3,810

Total current assets	(393)	252,266	185,458	(131,844)	305,487

Property, plant and equipment, at cost	—	691,406	60,513	—	751,919
Less accumulated depreciation & amortization	—	520,612	57,074	—	577,686

Net property, plant and equipment	—	170,794	3,439	—	174,233

Investment in consolidated subsidiaries	422,788	—	—	(422,788)	—
Prepaid pension cost	20,239	—	1,590	—	21,829
Deferred income taxes	13,546	(7,710)	(365)	—	5,471
Other assets and deferred charges	22,285	47,443	5,836	—	75,564
Intangibles-net of amortization	1,322	59,296	2,231	—	62,849

Total assets	$479,787	$522,089	$198,189	$(554,632)	$645,433

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$—	$35,467	$18,122	$—	$53,589
Accrued expenses	6,962	38,257	5,472	—	50,691
Amounts due to affiliated companies	—	55,195	72,403	(127,598)	—
Long-term debt, current portion	6,414	564	—	—	6,978
Income taxes payable	10,837	(1,804)	1,022	—	10,055

Total current liabilities	24,213	127,679	97,019	(127,598)	121,313

Long-term debt	197,393	4,446	—	—	201,839
Other noncurrent liabilities	58,498	42,879	21,221	—	122,598

Total liabilities	280,104	175,004	118,240	(127,598)	445,750

Shareholders’ equity:
Common stock and additional paid-in capital	83,877	272,588	40,347	(312,935)	83,877
Accumulated other comprehensive loss	(20,164)	(12,093)	(4,854)	16,947	(20,164)
Retained earnings	135,970	86,590	44,456	(131,046)	135,970

Total shareholders’ equity	199,683	347,085	79,949	(427,034)	199,683

Total liabilities and shareholders’ equity	$479,787	$522,089	$198,189	$(554,632)	$645,433

NewMarket Corporation and Subsidiaries

Condensed Consolidating Statements of Cash Flows

Six Months Ended June 30, 2004

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash provided from operating activities	$(3,313)	$8,036	$1,005	$—	$5,728

Cash flows from investing activities
Capital expenditures	—	(5,613)	(434)	—	(6,047)
Cash dividends from subsidiaries	2,000	—	—	(2,000)	—
Other, net	—	11	—	—	11

Cash provided from (used in) investing activities	2,000	(5,602)	(434)	(2,000)	(6,036)

Cash flows from financing activities
Repayments of debt	(53,807)	—	—	—	(53,807)
Issuance of revolving credit agreement	50,000	—	—	—	50,000
Repayment of intercompany notes payable	—	(5,281)	—	5,281	—
Financing from affiliated companies	—	5,281	—	(5,281)	—
Cash dividend paid	—	(2,000)	—	2,000	—
Debt issuance costs	(1,089)	—	—	—	(1,089)
Proceeds from exercise of stock option	773	—	—	—	773
Other, net	—	(281)	—	—	(281)

Cash used in financing activities	(4,123)	(2,281)	—	2,000	(4,404)

Effect of foreign exchange on cash and cash equivalents	(715)	314	(1,981)	—	(2,382)

Decrease in cash and cash equivalents	(6,151)	467	(1,410)	—	(7,094)
Cash and cash equivalents at beginning of year	9,887	3,487	15,678	—	29,052

Cash and cash equivalents at end of period	$3,736	$3,954	$14,268	$—	$21,958

NewMarket Corporation and Subsidiaries

Condensed Consolidating Statements of Cash Flows

Six Months Ended June 30, 2003

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash provided from (used in) operating activities	$53,131	$(17,905)	$(10,833)	$—	$24,393

Cash flows from investing activities
Capital expenditures	—	(3,867)	(237)	—	(4,104)
Prepayment for TEL marketing agreement services	—	(3,200)	—	—	(3,200)
Proceeds from sale of phenolic antioxidant business	—	27,770	—	—	27,770
Proceeds from sale of certain assets	—	1,500	11,076	—	12,576
Other, net	—	13	—	—	13

Cash provided from (used in) investing activities	—	22,216	10,839	—	33,055

Cash flows from financing activities
Repayments of debt	(284,519)	—	—	—	(284,519)
New issue of senior notes and term loan	265,000	—	—	—	265,000
Repayments on term loan	(14,490)	—	—	—	(14,490)
Repayment of intercompany note payable	—	(5,774)	—	5,774	—
Financing from affiliated companies	—	5,774	—	(5,774)	—
Debt issuance costs	(13,094)	—	—	—	(13,094)
Proceeds from exercise of stock options	195	—	—	—	195
Other, net	—	(265)	26	—	(239)

Cash (used in) financing activities	(46,908)	(265)	26	—	(47,147)

Effect of foreign exchange on cash and cash equivalents	1,014	(1,043)	1,106	—	1,077

(Decrease) increase in cash and cash equivalents	7,237	3,003	1,138	—	11,378
Cash and cash equivalents at beginning of year	1,277	4,295	9,906	—	15,478

Cash and cash equivalents at end of period	$8,514	$7,298	$11,044	$—	$26,856

ITEM 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

Forward-Looking Statements

The following discussion contains statements about future events and expectations, or forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements on our current expectations and projections about future results. When we use words in this document, such as “anticipates,” “intends,” “plans,” “believes,” “estimates,” “expects,” and similar expressions, we do so to identify forward-looking statements. Examples of forward-looking statements include statements we make regarding future prospects of growth in the petroleum additives market, the level of future declines in the market for tetraethyl lead, other trends in the petroleum additives market, our ability to maintain or increase our market share, and our future capital expenditure levels.

We believe our forward-looking statements are based on reasonable expectations and assumptions, within the bounds of what we know about our business and operations. However, we offer no assurance that actual results will not differ materially from our expectations due to uncertainties and factors that are difficult to predict and beyond our control.

These factors include, but are not limited to, timing of sales orders, gain or loss of significant customers, competition from other manufacturers, resolution of environmental liabilities, or changes in the demand for our products. Other factors include significant changes in new product introduction, increases in product cost, the impact of fluctuations in foreign exchange rates on reported results of operations, changes in various markets, geopolitical risks in certain of the countries in which we conduct business, and the impact of consolidation of the petroleum additives industry. In addition, we also discuss certain risk factors in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2003 Ethyl Corporation 2003 Annual Report and incorporate the same herein by reference.

You should keep in mind that any forward-looking statement made by us in this discussion or elsewhere speaks only as of the date on which we make it. New risks and uncertainties come up from time to time, and it is impossible for us to predict these events or how they may affect us. We have no duty to, and do not intend to, update or revise the forward-looking statements in this discussion after the date hereof, except as may be required by law. In light of these risks and uncertainties, you should keep in mind that the events described in any forward-looking statement made in this discussion or elsewhere might not occur.

Significant Event

On May 27, 2004, at Ethyl Corporation’s annual meeting, Ethyl Corporation (Ethyl) shareholders approved the transition to a holding company structure. Under the terms of the Agreement and Plan of Merger, dated as of March 5, 2004, by and among Ethyl, Ethyl Merger Sub, Inc. and NewMarket Corporation, Ethyl Merger Sub was merged with and into Ethyl effective as of June 18, 2004. Upon the closing of the transaction, NewMarket became the new parent holding company for Ethyl and its subsidiaries and each share of Ethyl common stock, $1.00 par value per share, automatically converted into one share of NewMarket common stock, without par value. The NewMarket stock began trading on the New York Stock Exchange on June 21, 2004, under the symbol “NEU.”

Following the establishment of the holding company structure, we completed an internal restructuring of our subsidiaries, as a result of which NewMarket became the parent company of two operating companies, each managing its own assets and liabilities. Those companies are Afton Chemical Corporation (formerly named Ethyl Petroleum Additives, Inc.) which focuses on petroleum additive products; and Ethyl Corporation, representing certain manufacturing operations and the tetraethyl lead (TEL) business.

Results of Operations

Net Sales

Our consolidated net sales for the second quarter 2004 amounted to $221.5 million, representing an increase of 23% from the 2003 level of $180.6 million. The six months 2004 consolidated net sales were $438.3 million as compared to $354.0 million for the same 2003 period which represents an increase of 24% over six months 2003. The table below shows our consolidated net sales by segment.

Net Sales by Segment

(in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Petroleum additives	$218.1	$178.8	$432.8	$350.6
Tetraethyl lead	3.4	1.8	5.5	3.4

Consolidated net sales	$221.5	$180.6	$438.3	$354.0

Petroleum Additives Segment

Petroleum additives net sales in the second quarter 2004 of $218.1 million were up $39.3 million from $178.8 million in the second quarter 2003. Shipments were higher across all product lines than second quarter 2003, resulting in an improvement of about 26% in total shipments during second quarter 2004 as compared to second quarter 2003.

Similarly, the six months petroleum additives net sales increased $82.2 million, from $350.6 million for the 2003 period to $432.8 million for six months 2004. Again, shipments were higher across all product lines resulting in a 25% increase over six months 2003 shipments.

While shipments in the fuel additives product line increased overall, we did experience a decrease in the methylcyclopentadienyl manganese tricarbonyl (MMT) portion of the product line due to the suspension of the use of MMT by substantially all of our customers in Canada pending the results of an independent third-party review sponsored by the Government of Canada. A complete discussion of this is in “Other Matters” at the end of Item 2.

The components of the petroleum additives increase in net sales of $39.3 million between the two second quarter periods and $82.2 million between six months 2003 and six months 2004 are shown below (in millions):

	Second Quarter	Six Months
Period ended June 30, 2003	$178.8	$350.6
Increase in shipments	36.6	74.0
Favorable foreign currency impact	3.3	10.5
Changes in selling prices/mix	(0.6)	(2.3)

Period ended June 30, 2004	$218.1	$432.8

Tetraethyl Lead Segment

Most of the tetraethyl lead (TEL) marketing activity is through marketing agreements with The Associated Octel Company Limited and its affiliates (Octel), under which we do not record the sales transactions. Therefore, the TEL net sales shown in the table above are those made by Ethyl Corporation in areas not covered by the marketing agreements, as well as sales made from time to time to Octel under the terms of the agreements. The sales made in areas not covered by the Octel marketing agreements are very minor compared to the TEL sales made through the marketing agreements with Octel.

Total TEL sales for both the second quarter and six months 2004 were higher than the same periods in 2003. This increase was caused substantially by variation in the quarter to quarter timing of sales orders. There were no sales to Octel in the second quarter or six months for either 2004 or 2003.

Segment Operating Profit

NewMarket evaluates the performance of Afton Chemical Corporation’s petroleum additives business and Ethyl’s TEL business based on segment operating profit. Corporate departments and other expenses outside the control of the segment manager are not allocated to segment operating profit. Depreciation on segment property, plant, and equipment and amortization of segment intangible assets and the prepayment for services are included in the operating profit of each segment.

The table below reports operating profit by segment. Certain measures presented in the table below are non-GAAP financial measures and, as such, are not recognized as financial measures calculated in accordance with generally accepted accounting principles (GAAP). These measures are presented with the most directly comparable GAAP measures and are reconciled to such GAAP measures. Our management believes this information provides transparency to investors and enhances period-to-period comparability of performance. Our management believes that this information enables the reader to have a clear understanding of the results of operations included in the GAAP financial statements. Certain prior periods have been reclassified to conform to the current presentation.

Segment Operating Profit

(in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Petroleum additives before nonrecurring items	$19.3	$16.0	$34.2	$27.2
Nonrecurring items	—	—	—	0.1

Total petroleum additives	$19.3	$16.0	$34.2	$27.3

Tetraethyl lead before nonrecurring items	$10.1	$6.4	$17.4	$7.8
Nonrecurring items	—	—	—	2.4

Total tetraethyl lead	$10.1	$6.4	$17.4	$10.2

Petroleum Additives Segment

Second Quarter 2004 vs. Second Quarter 2003 - Petroleum additives second quarter 2004 operating profit was $19.3 million as compared to $16.0 million for second quarter 2003. Operating profit increased 20% when comparing the second quarter 2004 to the same 2003 period. Both the specialty and engine oil additives product lines experienced higher operating profit, which was partially offset by reductions in the fuel additives product line.

The improved second quarter profits this year reflect an increase of approximately 26% in shipments. The improved results also include a favorable foreign currency impact. Pricing was essentially flat when comparing second quarter 2004 to the same 2003 quarter. Partially offsetting the improved shipments and foreign currency were higher raw material prices, particularly in the fuel additives product line, between the two quarters. The MMT portion of the fuels product line was negatively impacted by the suspension of the use of MMT by certain of our Canadian customers as discussed above.

Research, development, and testing expenses (R&D) in the petroleum additives segment were essentially unchanged when comparing second quarter 2004 to the same period in 2003. A reduction in spending in the specialty additive product line was completely offset by increases in the engine oil and fuel additives product lines.

Selling, general, and administrative expenses (SG&A) increased $1.7 million or 11% from second quarter 2003 levels. The increase was across all product lines and includes an unfavorable foreign currency impact. As a percentage of net sales, SG&A expenses combined with R&D expenses, decreased from 16.6% for the second quarter 2003 to 14.4% for the same period this year. This decrease reflects the 22% increase in net sales from second quarter 2003, partially offset by the higher SG&A expenses.

During 2003, we were notified by DSM Copolymer, Inc., our supplier of olefin copolymer viscosity index improvers, of their intent to terminate their supply contract with us in mid-2005. The contract was initially scheduled to terminate in 2012. We have adjusted amortization of the intangible asset associated with this contract to coincide with the 2005 termination date. We are pursuing other supply alternatives, which may not be as favorable as our current terms. In the event we cannot achieve the same or similar terms, our cost will increase.

Six Months 2004 vs. Six Months 2003 - Petroleum additives operating profit for six months 2004 was $34.2 million as compared to $27.2 million for six months 2003. Similar to the second quarter, the six month 2004 increase of approximately 25% in operating profit reflects the improved results in both the specialty and engine oil product lines, which was partially offset by a smaller decrease in the fuel additives product line. The 2003 results included a nonrecurring item of $100 thousand for the gain recognized upon the implementation of SFAS No. 143.

The six months 2004 operating profits include the benefit of an increase of about 25% in shipments, as well as a favorable foreign exchange impact. Partially offsetting these factors were slightly lower selling prices and higher raw material prices, particularly in the fuel additives product line. MMT results were negatively impacted for the six months 2004 period by the suspension of sales in Canada as discussed above.

Research, development, and testing expenses (R&D) in the petroleum additives segment were $2.2 million higher when comparing six months 2004 to six months 2003. The increase, which includes an unfavorable foreign currency impact, is primarily in the fuel additives and engine oil product lines. The increase in the fuel additives product line is in response to the independent third-party review of MMT being sponsored by the Government of Canada, while the increase in the engine oil product line is primarily the result of higher spending in support of product development.

Selling, general, and administrative expenses (SG&A) increased $4.0 million or 15% from six months 2003 levels. The increase was across all product lines and includes an unfavorable foreign currency impact. As a percentage of net sales, SG&A expenses combined with R&D expenses, decreased from 16.1% for six months 2003 to 14.5% for the same period this year. This decrease reflects the 23% increase in net sales from the six months 2003 period, partially offset by the higher SG&A expenses.

TEL Segment

Results of our TEL segment include the operating profit contribution from our marketing agreements with Octel, as well as certain TEL operations not included in the marketing agreements.

The operating profit from our marketing agreements for the second quarter 2004 was $10.8 million, which was $2.8 million higher than the second quarter last year. Similarly, the six months 2004 marketing agreements results of $18.1 million compared favorably to the six months 2003 results of $10.9 million. Both the second quarter and six months results reflect slightly higher volumes, as well as improved pricing when comparing to the same periods in 2003. Amortization of the prepayment for services was also about $500 thousand lower for the second quarter 2004 and $1.0 million lower for six months 2004 than the same periods in 2003 reflecting the declining balance method of amortization. This segment is characterized by large swings in profitability due to timing of shipments. The TEL market will continue to decline as customers discontinue use of the product.

Other TEL operations not included in the marketing agreements improved $900 thousand from the second quarter last year and $2.5 million as compared to six months 2003. These improvements in both 2004 periods reflect timing of shipments. Both the second quarter and six month periods in 2004 include lower environmental expenses, partially offset by higher premises asbestos expenses.

Also included in TEL for the six months 2003 is nonrecurring income of $2.4 million from the implementation of SFAS No. 143.

While the market for this product is continuing to decline, this business continues to supply Ethyl with strong cash flows.

The following discussion references the Consolidated Financial Statements beginning on page 3 of this Form 10-Q.

Interest and Financing Expenses

Second quarter 2004 interest and financing expenses were $4.5 million as compared to $6.4 million in 2003. Lower average debt resulted in a decrease in interest and financing expenses of $1.1 million, while higher average interest rates resulted in an increase of $600 thousand. The higher average interest rate results from $150 million of our total debt being at a fixed rate of 8.875%. Fees and amortization of financing costs were $1.4 million lower.

Six months 2004 interest and financing expenses of $9.7 million were also lower than six months 2003 expenses of $11.2 million. Lower average debt resulted in a reduction of $1.8 million, while lower amortization and fees were $1.7 million favorable as compared to six months 2003. Partially offsetting these was a higher average interest rate resulting in an increase in expense of $2.0 million.

On June 18, 2004, prior to the completion of the holding company formation, Ethyl entered into an Amended and Restated Credit Agreement, which consists of a $100 million revolving credit facility. This agreement amended and restated the credit agreement that Ethyl entered into on April 30, 2003. The interest rates, due to smaller margins, are lower in the Amended and Restated Credit Agreement. In addition, in connection with the holding company formation, we assumed Ethyl’s rights and obligations under the senior notes effective June 18, 2004. The senior notes otherwise remain unchanged. The Amended and Restated Credit Agreement and our debt structure are discussed more fully in the “Cash Flows, Financial Condition and Liquidity” section below.

Other Income (Expense), Net

Other income (expense), net was $300 thousand income for second quarter 2004 and $500 thousand income for the six months 2004. Both periods were comprised of a number of small items. Second quarter 2003 amounted to $56 thousand income and six months 2003 was $100 thousand expense. The 2003 periods were also comprised of a number of small items. Six months 2003 included $300 thousand for expenses related to debt refinancing activities.

Income Taxes

Second quarter 2004 income taxes were $5.7 million with an effective tax rate of 33.4%. The effective tax rate for second quarter 2003 was 33.6% resulting in income taxes of $2.9 million.

Income tax expense for six months 2004 was $8.8 million and the effective tax rate was 33.9%. Total income taxes for six months 2003, including taxes on the gain on the sale of the phenolic antioxidant business in 2003 and the cumulative effect of accounting change, were $12.2 million with an effective income tax rate of 35.6%.

Our deferred taxes are in a net asset position and we believe that we will recover the full benefit of our deferred tax assets.

Discontinued Operations

After approval by the Board of Directors in December 2002, on January 21, 2003, we completed the sale of our phenolic antioxidant business to Albemarle Corporation. Following an extensive assessment, we concluded this business was not part of our future core business or growth goals.

As part of the transaction, we sold accounts receivable and inventory, as well as fixed assets, at our Orangeburg, South Carolina facility. We recognized a gain of $23.2 million ($14.8 million after tax) in first quarter 2003 related to this transaction.

Cumulative Effect of Accounting Changes

As discussed above in the “Segment Operating Profit” section, during first quarter 2003, we recognized a gain of $2.5 million ($1.6 million after tax) on the implementation of SFAS No. 143 – “Accounting for Asset Retirement Obligations.” This item is reported as cumulative effect of accounting change on an after-tax basis.

Net Income

Our net income for the second quarter 2004 was $11.4 million ($.67 per basic share), while second quarter 2003 was $5.7 million ($.34 per basic share). The second quarter 2004 results include an increase of $1.0 million in corporate unallocated general and administrative expenses from second quarter 2003. The six months 2004 net income was $17.2 million ($1.02 per basic share) as compared to the six months 2003 amount of $22.0 million ($1.32 per basic share). Corporate unallocated general and administrative expenses were $1.4 million higher for six months 2004 as compared to the same 2003 period. The increases in 2004 for both second quarter and six months primarily reflect increased legal expenses and holding company formation expenses. Six months 2003 also includes the gain on the sale of the phenolic antioxidant business discussed more fully above in the “Discontinued Operations” section, as well as the gain recognized upon the adoption of SFAS No. 143, which is discussed in the “Cumulative Effect of Accounting Changes” section above.

Cash Flows, Financial Condition, and Liquidity

Cash and cash equivalents at June 30, 2004 were $22.0 million, which was a decrease of $7.1 million, including a $2.4 million negative impact of foreign currency, since December 31, 2003. Our cash flows were more than sufficient to cover operating activities during the 2004 period. Cash flows from operating activities for the six months 2004 were $5.7 million. We used these cash flows, as well as $800 thousand for proceeds from the exercise of stock options and available cash, to fund capital expenditures of $6.0 million, make a net repayment on bank debt of $3.8 million, and pay debt issuance costs of $1.1 million. We expect that cash from operations will continue to be sufficient to cover our operating expenses and planned capital expenditures.

Cash

We had restricted cash of $1.7 million at June 30, 2004 and $1.9 million at December 31, 2003. Of these funds at both June 30, 2004 and year-end 2003, $1.2 million was cash received from Metropolitan Life Insurance Company (Metropolitan) in 2003. The remaining portion of the funds we received from the demutualization of Metropolitan in 2000 amounted to $50 thousand at June 30, 2004 and $200 thousand at December 31, 2003. The 2000 funds from Metropolitan are being used to reduce the employee portion of retiree health benefits costs. The 2003 funds from Metropolitan will also be used for employee benefit purposes. The remaining $500 thousand of restricted cash represents funds related to the issuance of a European bank guarantee.

Debt

Senior Credit Facility – On June 18, 2004, prior to the completion of the holding company formation, Ethyl Corporation entered into an Amended and Restated Credit Agreement, which consists of a $100 million revolving credit facility. This agreement amended and restated the credit agreement that Ethyl had entered into on April 30, 2003. Effective with the completion of the holding company formation, we assumed all of Ethyl’s rights and obligations under the Amended and Restated Credit Agreement pursuant to Amendment No. 1 thereto. We incurred additional financing costs of $1 million, which resulted in total deferred financing costs of $5 million related to the amended and restated credit facility. These costs are being amortized over five years.

The $100 million revolver is for working capital and other general corporate purposes and includes a sub-facility for letters of credit. Borrowings bear interest, at our election, at either a base rate plus a margin or LIBOR plus a margin. The revolving credit facility matures on June 18, 2009. Borrowings outstanding at June 30, 2004 under the revolving credit facility were $50 million and bore interest at a rate of 3.54%. At June 30, 2004 we had outstanding letters of credit of $24 million, resulting in the unused portion of the revolver amounting to $26 million.

The revolving credit facility is secured by liens on substantially all of our U.S. assets. In addition, the credit facility is guaranteed by our U.S. subsidiaries and certain foreign subsidiaries to the extent that it would not result in material increased tax liabilities.

This credit facility contains covenants, representations, and events of default that management considers typical of a credit agreement of this nature. The financial covenants include:

•	minimum consolidated net worth;

•	a minimum fixed charge coverage ratio:

•	a maximum leverage ratio;

•	a maximum senior secured leverage ratio; and

•	restrictions on the payment of dividends or repurchases of capital stock.

Senior Notes - On April 30, 2003, Ethyl sold senior notes in the aggregate principal amount of $150 million that bear interest at a fixed rate of 8.875% and are due in 2010. Ethyl incurred financing costs of $5 million related to the senior notes, which are being amortized over seven years. In connection with the holding company formation, we assumed all of Ethyl’s rights and obligations under the senior notes effective June 18, 2004.

The senior notes are our senior unsecured obligations and are jointly and severally guaranteed on an unsecured basis by all of our existing and future wholly-owned domestic restricted subsidiaries and certain of our existing wholly-owned foreign subsidiaries.

The senior notes and the subsidiary guarantees rank:

•	effectively junior to all of our and the guarantors’ existing and future secured indebtedness, including any borrowings under the revolving credit facility described above;

•	equal in right of payment with any of our and the guarantors’ existing and future unsecured senior indebtedness; and

•	senior in right of payment to any of our and the guarantors’ existing and future subordinated indebtedness.

The indenture governing the senior notes contains covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to:

•	incur additional indebtedness;

•	create liens;

•	pay dividends or repurchase capital stock;

•	make certain investments;

•	sell assets or consolidate or merge with or into other companies; and

•	engage in transactions with affiliates.

* * *

Although this debt structure of the senior credit facility and senior notes has caused NewMarket to incur higher cash interest cost than the facility in place prior to April 30, 2003, we believe it provides the long-term debt structure we believe we need to manage our business.

We had combined current and noncurrent long-term debt of $204.7 million at June 30, 2004, representing a net reduction of $4.1 million in our total debt since December 31, 2003. The net reduction in debt represents the pay-off of $53.8 million on the term loan, as well as a decrease of $300 thousand in the capital lease obligations. These reductions were partially offset by the $50 million borrowing on the revolving credit facility.

As a percentage of total capitalization (total long-term debt and shareholders’ equity), our total debt decreased from 51.1% at the end of 2003 to 48.7% at June 30, 2004. The decrease reflects the reduction in total debt, as well as the increase in shareholders’ equity due to earnings. Normally, we repay long-term debt with cash from operations, as well as with proceeds from occasional sales of business units, plant sites, or other assets.

Capital Expenditures

We estimate our capital spending during 2004 will be approximately $15 million. We expect to continue to finance capital spending through cash provided from operations.

Working Capital

We had working capital at June 30, 2004 of $211.5 million resulting in a current ratio of 2.98 to 1. At December 31, 2003, the working capital was $184.2 million and the current ratio was 2.52 to 1.

The increase in working capital and the current ratio primarily reflects an increase in accounts receivable as a result of higher sales and increases in inventory and prepaid expenses. The increase in inventory is mostly the result of our viscosity index improver supplier’s plans to close the plant that currently provides us with this product. As part of our transition plan, we are building inventory of this product, which will be used during the course of 2005. The increase in prepaid expenses as compared to December 31, 2003 reflects the 2004 unamortized portion of prepaid insurance expense. In addition, accrued expenses decreased reflecting lower sales rebates and TEL adjustments. The current portion of long-term debt decreased resulting from the new loan agreement entered into during June 2004.

Offsetting these was a smaller increase in accounts payable resulting from normal fluctuations and a decrease in cash.

Critical Accounting Policies

It is our goal to clearly present our financial information in a manner that enhances the understanding of our sources of earnings and our financial condition. We do this by including the information required by the Securities and Exchange Commission, as well as additional information that gives further insight into our financial operations.

This report, as well as the Ethyl Corporation 2003 Annual Report, includes a discussion of our accounting principles, as well as methods and estimates used in the preparation of our financial statements. We believe these discussions and statements fairly represent the financial position and operating results of our company. The purpose of this portion of our discussion is to further emphasize some of the more critical areas where a significant change in facts and circumstances in our operating and financial environment might cause a change in reported financial results.

As discussed in the Ethyl Corporation 2003 Annual Report, we have made certain payments related to our TEL marketing agreements. The unamortized total at June 30, 2004 is $25.0 million. We are amortizing these costs on an accelerated method using a declining balance method over the life of the contracts. We believe this is the appropriate methodology and time period for this amortization based on the facts and circumstances of our TEL operations and the estimated product life of TEL. The customer base of TEL is significantly concentrated in a few countries and when conditions change that cause a shorter product life or other restrictions outside of our control, the amortization period is adjusted accordingly. Any adjustment to the amortization period would impact earnings, but would have no effect on cash flows. We continue to keep our accounting for this issue current with the business conditions.

We also have certain identifiable intangibles amounting to $54.6 million at June 30, 2004. These intangibles relate to our petroleum additives business and are being amortized over periods with up to twelve years of remaining life. We continue to assess the market related to these intangibles, as well as their specific values, and conclude the amortization periods and values are appropriate. During 2003, due to a change in a contract, we modified the amortization period of one of the identifiable intangibles from nine remaining years to two remaining years. This change results in additional monthly amortization of $100 thousand through mid-2005. We also evaluate these intangibles for any potential impairment. These evaluations continue to support the value at which these identifiable intangibles are carried on our financial statements. However, if conditions were to deteriorate substantially in this market, it could possibly cause a reduction in the periods of this amortization charge or could possibly result in a noncash write-off of a portion of the intangibles’ carrying value. A reduction in the amortization period would have no cash effect. While we do not anticipate such a change in the market conditions, this disclosure is provided to enhance the understanding of the factors involved.

We have made disclosure of our environmental issues in Part I, Item I of the Ethyl Corporation 2003 Annual Report, as well as in the Notes to Consolidated Financial Statements of the Ethyl

Corporation 2003 Annual Report. We believe our environmental accruals are appropriate for the exposures and regulatory guidelines under which we currently operate. While we currently do not anticipate significant changes to the many factors that could impact our environmental requirements, we continue to keep our accruals consistent with these requirements as they change.

Also, as noted in the discussion of Legal Proceedings in Item 3 of the Ethyl Corporation 2003 Annual Report, while it is not possible to predict or determine the outcome of any legal proceeding, it is our opinion that we will not experience materially adverse effects on our results of operations or financial condition as a result of any pending or threatened proceeding.

We use significant assumptions to record the impact of the pension and post-retirement plans in the financial statements. These assumptions include the discount rate, expected long-term rate of return, rate of compensation increase, and health care cost trend rate. A change in any one of these assumptions could result in significantly different results for the plans. We develop these assumptions after considering advice from a major global actuarial consulting firm. Information is provided on the pension and post-retirement plans in Note 19 of the Ethyl Corporation 2003 Annual Report. In addition, further disclosure on the impact of changes in these assumptions is provided in the “Financial Position and Liquidity” section of Item 7 of the Ethyl Corporation 2003 Annual Report.

We believe the preceding discussion of some of the more critical accounting policies and assumptions will enhance the understanding of certain issues related to our efforts to provide an informative financial report.

Recently Issued Accounting Standards

FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” was released in January 2003. FIN 46 expands existing accounting guidance that specifies when a company should include the assets, liabilities, and activities of another entity in the company’s financial statements. Generally, the interpretation requires that a variable interest entity be consolidated if the company has the majority of either the risk of loss or benefit of returns of the variable interest entity’s activities. The FASB issued a revision to FIN 46 (FIN 46-R) in December 2003. FIN46-R deferred the effective date of the interpretation until the first reporting period ending after March 15, 2004. The implementation of this interpretation had no effect on NewMarket.

In January 2004, the FASB issued FASB Staff Position FAS 106-1 (FSP FAS 106-1), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the Act). FSP FAS 106-1 was effective for interim or annual financial statements for fiscal years ending after December 7, 2003. It permitted a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act. Because of various uncertainties related to this legislation and the appropriate accounting methodology for this event, we elected to defer financial recognition of this legislation until the FASB issued final accounting guidance. Subsequently, in May 2004, the FASB issued FASB Staff Position FAS 106-2 (FSP FAS 106-2), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP FAS 106-2 supercedes the provisions of FSP FAS 106-1 and is effective for interim periods beginning after June 15, 2004. FSP FAS 106-2 provides guidance on the accounting for the effects of the Act. We have not completed all analyses necessary to determine whether the benefits provided by our postretirement health plan are actuarially equivalent to the benefits provided under Medicare Part

D of the Act. Therefore, we have not reflected the impact of FSP FAS 106-2 in our net periodic postretirement cost or in the accumulated postretirement benefit obligation. When we implement FSP FAS 106-2, we could be required to change previously reported information.

Other Matters

On August 8, 2003, Ethyl filed a request with the Internal Revenue Service (IRS) seeking rulings as to certain federal income tax consequences of the creation of a holding company structure by Ethyl and a related internal restructuring. Ethyl received a private letter ruling on February 5, 2004, from the IRS stating that the holding company transaction and the internal restructuring generally will qualify as tax-free for U.S. federal income tax purposes. On February 26, 2004, Ethyl’s Board of Directors determined that the creation of a holding company structure was in the best interests of Ethyl and its shareholders. The Board then unanimously voted to adopt the Agreement and Plan of Merger by and among Ethyl, Ethyl Merger Sub, Inc. and NewMarket (merger agreement) to create the holding company structure and recommended that Ethyl shareholders approve the transaction.

On May 27, 2004, at the Ethyl’s annual meeting, Ethyl shareholders approved the transition to a holding company structure. Under the terms of the merger agreement, Ethyl Merger Sub was merged with and into Ethyl effective on June 18, 2004. Upon the closing of the transaction, NewMarket became the new parent holding company for Ethyl and its subsidiaries and each share of Ethyl common stock automatically converted into one share of NewMarket common stock. The NewMarket common stock began trading on the New York Stock Exchange on June 21, 2004, under the symbol “NEU.”

Following the establishment of the holding company structure, we completed the internal restructuring of our subsidiaries as a result of which, NewMarket became the parent company of two operating companies each managing its own assets and liabilities. Those companies are Afton Chemical Corporation (formerly named Ethyl Petroleum Additives, Inc.) which focuses on petroleum additive products; and Ethyl, representing certain manufacturing operations and the tetraethyl lead (TEL) business. NewMarket also became the parent company of NewMarket Services Corporation, which provides various administrative services to NewMarket, Afton, and Ethyl.

In July 2003, Ethyl completed its review of the MMT fleet study report released by the Alliance of Automobile Manufacturers (AAM) in July 2002. With the assistance of ENVIRON International Corporation, we concluded that the AAM study reaffirms that MMT is an acceptable fuel constituent that does not harm vehicle emission control systems. Ethyl reported these conclusions in a paper presented at the Society of Automotive Engineers (SAE) meeting in October 2003 in Pittsburgh, Pennsylvania. Nonetheless, the automotive industry continues to persist in demanding that oil companies discontinue the use of MMT and that governments disallow the use of the product. The automotive industry has more recently alleged that MMT may cause catalyst plugging in vehicles equipped with the most advanced emission control systems. However, no credible evidence to support this allegation has been provided by the automobile industry to us. In December 2003, the Government of Canada released its “Proposed Framework for an Independent Third-Party Review of New Information on the Effects of MMT on Vehicle Emissions.” In their proposal, the Canadian government provided no timetable for the commencement or completion of the review. We welcome this independent third-party review of MMT, which we believe, when properly designed, conducted and interpreted, will reaffirm that MMT is compatible with modern emission control devices.

Substantially all of our customers in Canada have suspended the use of the gasoline additive MMT pending the results of the Government of Canada-sponsored independent third-party review. While this suspension will have a negative impact on our Canadian business, our management believes that the suspension is not likely to have a material adverse effect upon the overall financial performance of the NewMarket. MMT is one of the most extensively tested fuel additives in history. While we are disappointed with the decision of our customers, we believe that MMT is an environmentally beneficial product that has proven its effectiveness in real-world use.

Outlook

Our petroleum additives segment has experienced success in its markets through increased volumes resulting from specific gains with customer accounts, as well as some improvement due to increased economic activity. These improvements are most notable when comparing the first half of 2004 to the first half of 2003. Many of these gains were made during the second half of 2003. This can be seen when comparing first quarter and second quarter 2004 revenues, which reflect a smaller increase between the two periods. The improvements made in the market place will be significantly offset during the second half of 2004 by the margin erosion as raw materials price escalation has outpaced the pricing improvements that we have been able to achieve. While the first half of this year did include some of the raw material cost increases, we expect higher raw material prices for the rest of this year, as oil prices continue around the $40 per barrel rate. Petroleum additives profits will also be affected by foreign currency, which is currently favorable to our business mix.

In the TEL segment, we expect volumes to continue to decline over time as the use of the product is phased out around the world. Improved margins will partially offset the volume decline. Historically, TEL has had a high degree of variation in its quarter to quarter performance, which we expect to continue. This year may include higher profits in the first half than second.

As discussed in the “Cash Flows, Financial Condition, and Liquidity” section of Item 2, we amended and restated our senior debt facility in the second quarter of 2004. We believe this new facility will give us the flexibility we need as we go forward. Interest rates will move with LIBOR and if interest rates go up, our interest and financing expenses will rise accordingly. The impact of rising interest rates is not expected to be significant, since only $50 million of our total outstanding debt at June 30, 2004 is affected by this variable.

We expect that our debt reduction for this year will be in the $30 million range. This is somewhat lower than we achieved in the past few years. Factors affecting this include higher accounts receivables as our business grows, as well as increased levels inventory. As previously communicated, DSM Copolymer, Inc., our viscosity index improver supplier, notified us of their intent to terminate a supply contract with us in mid-2005 due to their plan to close the plant that currently provides us with this product. As part of our transition plan, we expect to build $10 million to $15 million of inventory, which will be used during the course of 2005.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our market risk from the information provided in the Ethyl Corporation 2003 Annual Report for the year ended December 31, 2003.

ITEM 4.	Controls and Procedures

We maintain a system of internal controls over financial reporting to provide reasonable, but not absolute, assurance of the reliability of the financial records and the protection of assets. Our controls and procedures include written policies and procedures, careful selection and training of qualified personnel, and an internal audit program. We use a third-party firm, separate from the independent accountants, to perform internal audit services.

We work closely with the business group, operations personnel, and information technology to ensure transactions are recorded properly. Environmental and legal staff are consulted to determine the appropriateness of our environmental and legal liabilities for each reporting period. We regularly review the regulations and rule changes that affect our financial disclosures.

Our disclosure controls and procedures include signed representation letters from our regional officers, as well as senior management.

We have formed a Financial Disclosure Committee, which is made up of the president and senior vice president of Afton Chemical Corporation, the president of Ethyl Corporation, and the general counsel and controller of NewMarket. The committee, as well as regional management, makes representations with regard to the financial statements that, to the best of their knowledge, the report does not contain any misstatement of a material fact or omit a material fact that is necessary to make the statements not misleading with respect to the periods covered by the report.

The committee and the regional management also represent, to the best of their knowledge, that the financial statements and other financial information included in the report fairly present, in all material respects, the financial condition, results of operations and cash flows of the company as of and for the periods presented in the report.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, we carried out an evaluation, with the participation of our management, including our chief executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our chief executive officer and our principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to NewMarket, including our consolidated subsidiaries, required to be included in NewMarket’s periodic SEC filings. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

ITEM 1.	Legal Proceedings

Ethyl Corporation was served as a defendant in a case filed in the Circuit Court for Baltimore City, Maryland, in September 1999, Smith, et al. v. Lead Industries Association, Inc., et al., alleging personal injuries for seven children from lead exposure arising from lead paint and dust from tailpipe emissions due to leaded gasoline. The court dismissed Ethyl and some other defendants from the case in February 2002 and granted summary judgment to the remaining defendants in November 2002. The plaintiffs appealed both decisions, but did not appeal the dismissal of Ethyl as a defendant. The Court of Appeals of Maryland reversed the trial court’s decision in part, but noted in its decision that the claims related to tailpipe emissions (the only claims concerning Ethyl) had not been appealed. If such claims are further pursued against Ethyl, we believe Ethyl has strong defenses and will vigorously defend any such claims.

ITEM 4.	Submission of Matters to a Vote of Security Holders

At the annual meeting of Ethyl shareholders held on May 27, 2004, the shareholders elected the directors nominated in the Ethyl Proxy Statement, dated April 22, 2004 with the following affirmative votes and votes withheld:

Director	Affirmative Votes	Votes Withheld
William W. Berry	15,237,353	859,548
Phyllis L. Cothran	15,463,500	633,401
Bruce C. Gottwald	15,408,770	688,131
Thomas E. Gottwald	15,409,554	687,347
James E. Rogers	15,620,379	476,522
Sidney Buford Scott	15,242,610	854,291
Charles B. Walker	15,409,326	687,575

The shareholders also approved the following proposals. The broker non-votes amounted to 2,183,068 for both the first and second proposals in the table below.

Proposal	Affirmative Votes	Votes Against	Abstentions
To approve an Agreement and Plan of Merger, dated as of March 5, 2004, and the related plan of merger, by and among Ethyl Corporation, NewMarket Corporation and Ethyl Merger Sub, Inc.	13,537,411	2,522,002	37,488
To approve the 2004 Incentive Compensation and Stock Plan	12,201,662	3,802,081	93,158
To approve the appointment of PricewaterhouseCoopers LLP as independent public accountants for the fiscal year ending December 31, 2004	15,208,029	855,894	32,978

ITEM 6.	Exhibits and Reports on Form 8-K

(a	)	Exhibit 10.1	Amended and Restated Credit Agreement, dated as of June 18, 2004, among Ethyl Corporation, as Borrower, the lenders listed therein, and SunTrust Bank as Administrative Agent.

		Exhibit 10.2	First Amendment to Amended and Restated Credit Agreement, dated as of June 18, 2004, between Ethyl Corporation, NewMarket Corporation, the lenders listed therein, and SunTrust Bank as Administrative Agent.

		Exhibit 10.3	2004 Incentive Compensation and Stock Plan (incorporated by reference as Annex I to Ethyl Corporation’s Definitive Proxy Statement on Schedule 14A filed April 22, 2004.)

		Exhibit 10.4	Supplemental Indenture, dated as of June 18, 2004, among Ethyl Corporation, Afton Chemical Asia Pacific L.L.C., Afton Chemical Canada Holdings, Inc., Afton Chemical Intangibles L.L.C., Ethyl Asia Pacific L.L.C., NewMarket Corporation, NewMarket Services Corporation, the other Guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association

		Exhibit 10.5	Indemnification Agreement, dated as of July 1, 2004 by and among NewMarket Corporation, Ethyl Corporation and Afton Chemical Corporation

		Exhibit 10.6	Contract Services Agreement, dated June 8, 2004, by and between Ethyl Corporation and Newton A. Perry.

		Exhibit 31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald

		Exhibit 31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by David A. Fiorenza

		Exhibit 32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald

		Exhibit 32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David A. Fiorenza

(b)	Current Reports on Form 8-K

(i)	Dated April 29, 2004, reporting under Item 12, “Results of Operations and Financial Conditions”, a press release announcing Ethyl’s earnings for the first quarter end March 31, 2004.

(In accordance with General Instruction B.6 of Form 8-K, the information in this Current Report on Form 8-K shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall it be deemed incorporated by reference in this filing).

(ii)	Dated May 5, 2004, reporting under Item 5, “Other Events and Required FD Disclosure”, a press release announcing that Ethyl’s Board of Directors has recommended that its shareholders approve a proposal for Ethyl to move to a holding company structure.

(iii)	Dated May 27, 2004, reporting under Item 5, “Other Events and Required FD Disclosure”, a press release announcing that Ethyl’s shareholders had approved the Agreement and Plan of Merger, dated as of March 5, 2004, by and among Ethyl Corporation, NewMarket Corporation and Ethyl Merger Sub, Inc., pursuant to which NewMarket Corporation will become the new parent holding company for Ethyl.

(iv)	Dated June 16, 2004, reporting under Item 5, “Other Events and Required FD Disclosure”, a press release announcing Ethyl’s intention to complete the formation of a holding company structure on June 18, 2004

(v)	Dated June 18, 2004, reporting under Item 5, “Other Events and Required FD Disclosure”, a press release announcing that Ethyl had completed the formation of its new holding company structure.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMARKET CORPORATION
(Registrant)

Date: August 5, 2004	By:	/s/ D. A. Fiorenza
David A. Fiorenza
Vice President and Treasurer
(Principal Financial Officer)

Date: August 5, 2004	By:	/s/ Wayne C. Drinkwater
Wayne C. Drinkwater
Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 10.1	Amended and Restated Credit Agreement, dated as of June 18, 2004, among Ethyl Corporation, as Borrower, the lenders listed therein, and SunTrust Bank as Administrative Agent.

Exhibit 10.2	First Amendment to Amended and Restated Credit Agreement, dated as of June 18, 2004, between Ethyl Corporation, NewMarket Corporation, the lenders listed therein, and SunTrust Bank as Administrative Agent.

Exhibit 10.4	Supplemental Indenture, dated as of June 18, 2004, among Ethyl Corporation, Afton Chemical Asia Pacific L.L.C., Afton Chemical Canada Holdings, Inc., Afton Chemical Intangibles L.L.C., Ethyl Asia Pacific L.L.C., NewMarket Corporation, NewMarket Services Corporation, the other Guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association

Exhibit 10.5	Indemnification Agreement, dated as of July 1, 2004 by and among NewMarket Corporation, Ethyl Corporation and Afton Chemical Corporation

Exhibit 10.6	Contract Services Agreement, date June 8, 2004, by and between Ethyl Corporation and Newton A. Perry.

Exhibit 31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Thomas E. Gottwald

Exhibit 31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of David A. Fiorenza

Exhibit 32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald.

Exhibit 32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David A. Fiorenza.