Form 10-Q
period 2004-10-30
NEWMARKET CORP
filed 2004-11-05
CIK 1282637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes ☒    No ☐

Number of shares of common stock, without par value, outstanding as of October 31, 2004: 16,972,759.

NEWMARKET CORPORATION

ITEM 1.	Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Net sales	$224,668	$197,095	$662,948	$551,135
Cost of goods sold	182,039	151,839	523,926	425,821

Gross profit	42,629	45,256	139,022	125,314
TEL marketing agreements services	8,864	9,712	26,939	20,644
Selling, general, and administrative expenses	23,729	20,864	72,157	63,356
Research, development, and testing expenses	18,104	13,801	48,951	42,504
Special item income	13,245	—	13,245	—

Operating profit	22,905	20,303	58,098	40,098
Interest and financing expenses	4,259	5,205	13,942	16,409
Other (expense) income, net	(208)	37	241	(105)

Income from continuing operations before income taxes	18,438	15,135	44,397	23,584
Income tax expense	5,464	4,838	14,251	7,679

Income from continuing operations	12,974	10,297	30,146	15,905
Discontinued operations
Gain on disposal of business (net of tax)	—	—	—	14,805

Income before cumulative effect of accounting change	12,974	10,297	30,146	30,710
Cumulative effect of accounting change (net of tax)	—	—	—	1,624

Net income	$12,974	$10,297	$30,146	$32,334

Basic earnings per share:
Earnings from continuing operations	$0.76	$0.61	$1.78	$0.95
Discontinued operations (net of tax)	—	—	—	0.88
Cumulative effect of accounting change (net of tax)	—	—	—	0.10

Basic earnings per share	$0.76	$0.61	$1.78	$1.93

Diluted earnings per share:
Earnings from continuing operations	$0.75	$0.61	$1.76	$0.94
Discontinued operations (net of tax)	—	—	—	0.88
Cumulative effect of accounting change (net of tax)	—	—	—	0.09

Diluted earnings per share	$0.75	$0.61	$1.76	$1.91

Shares used to compute basic earnings per share	16,969	16,753	16,895	16,722

Shares used to compute diluted earnings per share	17,189	17,020	17,159	16,893

See accompanying notes to the condensed consolidated financial statements.

NEWMARKET CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30 2004	December 31 2003

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,486	$29,052
Restricted cash	1,647	1,903
Trade and other accounts receivable, less allowance for doubtful accounts ($3,373 - 2004; $2,382 - 2003)	148,102	132,542
Receivable - TEL marketing agreements services	3,227	2,456
Inventories:
Finished goods	120,513	103,734
Raw materials	13,602	12,630
Stores, supplies and other	8,708	8,064

	142,823	124,428
Prepaid expenses	5,225	3,810
Deferred income taxes	9,712	11,296

Total current assets	340,222	305,487

Property, plant and equipment, at cost	761,662	751,919
Less accumulated depreciation and amortization	598,625	577,686

Net property, plant and equipment	163,037	174,233

Prepaid pension cost	20,914	21,829
Deferred income taxes	7,736	5,471
Other assets and deferred charges	75,947	75,564
Intangibles, net of amortization	57,969	62,849

Total assets	$665,825	$645,433

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$71,183	$53,589
Accrued expenses	48,972	50,691
Long-term debt, current portion	591	6,978
Income taxes payable	10,253	10,055

Total current liabilities	130,999	121,313

Long-term debt	186,993	201,839
Other noncurrent liabilities	118,599	122,598
Commitments and contingencies (Note 12)
Shareholders’ equity:
Common stock and paid in capital (without par value at September 30, 2004; $1 par value at December 31, 2003) Issued - 16,972,259 in 2004 and 16,786,009 in 2003	84,688	83,877
Accumulated other comprehensive loss	(21,570)	(20,164)
Retained earnings	166,116	135,970

	229,234	199,683

Total liabilities and shareholders’ equity	$665,825	$645,433

See accompanying notes to the condensed consolidated financial statements.

NEWMARKET CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30
	2004	2003
Cash and cash equivalents at beginning of year	$29,052	$15,478

Cash flows from operating activities:
Net income	30,146	32,334
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and other amortization	32,185	34,714
Amortization of deferred financing costs	2,111	3,685
Noncash pension expense	7,984	6,950
Gain on insurance settlement	(13,245)	—
Gain on sale of phenolic antioxidant business	—	(23,196)
Cumulative effect of accounting change	—	(2,549)
Deferred income tax (benefit) expense	(2,200)	18
Working capital changes	(19,450)	6,970
TEL working capital advance	558	1,270
Cash pension contributions	(9,695)	(7,802)
Proceeds from insurance settlement	7,650	—
Proceeds from legal settlement	—	4,825
Other, net	1,551	882

Cash provided from operating activities	37,595	58,101

Cash flows from investing activities:
Capital expenditures	(10,108)	(7,236)
Purchase of certain property	(3,323)	—
Proceeds from sale of phenolic antioxidant business	—	27,770
Proceeds from sale of certain assets	—	12,576
Prepayment for TEL marketing agreements services	—	(3,200)
Other, net	29	174

Cash (used in) provided from investing activities	(13,402)	30,084

Cash flows from financing activities:
Repayment of revolving credit agreement	(17,000)	—
Repayment of debt - previous agreements	(53,807)	(332,643)
Issuance of revolving credit agreement	50,000	—
Issuance of senior notes and term loan	—	265,000
Debt issuance costs	(1,279)	(13,299)
Proceeds from exercise of stock options	811	313
Other, net	(426)	(401)

Cash used in financing activities	(21,701)	(81,030)

Effect of foreign exchange on cash and cash equivalents	(2,058)	(572)

Increase in cash and cash equivalents	434	6,583

Cash and cash equivalents at end of period	$29,486	$22,061

See accompanying notes to the condensed consolidated financial statements.

NEWMARKET CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Financial Statement Presentation

In the opinion of management, the accompanying condensed consolidated financial statements of NewMarket Corporation and Subsidiaries contain all necessary adjustments for the fair presentation of, in all material respects, our consolidated financial position as of September 30, 2004, as well as the consolidated results of operations for the three-months and nine-months ended September 30, 2004 and 2003 and the consolidated cash flows for the nine-months ended September 30, 2004 and 2003. The financial statements are subject to normal year-end adjustments and do not include the comprehensive footnotes. All adjustments are of a normal, recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Ethyl Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (2003 Annual Report). The results of operations for the three-month and nine-month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

Unless the context otherwise requires, all references to “we,” “us,” “our,” the “Company” and “NewMarket” are to NewMarket Corporation and its subsidiaries.

2.	Holding Company Transaction

On May 27, 2004, at the annual meeting of shareholders of Ethyl Corporation (Ethyl), Ethyl shareholders approved the transition to a holding company structure. Under the terms of the Agreement and Plan of Merger, dated as of March 5, 2004, by and among Ethyl, Ethyl Merger Sub, Inc. and NewMarket, Ethyl Merger Sub was merged with and into Ethyl effective as of June 18, 2004. Upon the closing of the transaction, NewMarket became the new parent holding company for Ethyl and its subsidiaries and each share of Ethyl common stock, $1.00 par value per share, automatically converted into one share of NewMarket common stock, without par value. The NewMarket common stock began trading on the New York Stock Exchange on June 21, 2004 under the symbol “NEU.”

Following the establishment of the holding company structure, we completed an internal restructuring of our subsidiaries, as a result of which NewMarket became the parent company of two operating companies, each managing its own assets and liabilities. Those companies are Afton Chemical Corporation (formerly named Ethyl Petroleum Additives, Inc.) (Afton), which focuses on petroleum additive products; and Ethyl, representing certain manufacturing operations and the tetraethyl lead (TEL) business. NewMarket also became the parent company of NewMarket Services Corporation (NewMarket Services), which provides various administrative services to NewMarket, Afton, and Ethyl.

3.	Related Party Transaction

Effective September 24, 2004, NewMarket Services, entered into a Membership Units Purchase and Assignment Agreement (the Agreement), with Bruce C. Gottwald and Floyd D. Gottwald, Jr. (collectively, the Gottwalds) and Old Town LLC (Old Town) under which NewMarket Services agreed to purchase all of the voting and non-voting units in Old Town LLC owned by the Gottwalds.

The purchase price of $3.3 million was based on an appraisal conducted by an independent third-party. The Agreement was approved by our Audit Committee and independent directors.

Under the terms of the Agreement, in the event that NewMarket Services decides to sell substantially all of the assets of Old Town and receives an offer from a third-party for such assets, NewMarket Services must provide the offer to the Gottwalds, who will have 30 days to purchase the assets of Old Town on the same terms and conditions as contained in the third-party offer. The Agreement also provides that each of the Gottwalds must resign as a manager of Old Town.

Bruce C. Gottwald is the Chairman of our Board of Directors and the father of Thomas E. Gottwald, our Chief Executive Officer and member of our Board of Directors. Both Bruce C. Gottwald and Floyd D. Gottwald, who are brothers, each beneficially owns more than 5% of the outstanding shares of our common stock.

In 2001, Old Town purchased approximately 1,600 acres of real property and related personal property, known as Old Town Farm, from us. We managed and maintained Old Town Farm in exchange for the right to use and make available for use by others Old Town Farm’s facilities, primarily for customer meetings and other business-related activities. We retained all revenue generated through the use of Old Town Farm. Old Town paid all costs of capital improvements to Old Town Farm.

4.	Operations of Discontinued Business

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

We recognized a gain of $23.2 million ($14.8 million after tax) in first quarter 2003 related to this transaction.

5.	Asset Retirement Obligations

The cumulative effect of accounting change in the first quarter 2003 reflects the gain of $2.5 million ($1.6 million after tax, or $.10 per share) recognized upon the January 1, 2003 adoption of Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations.” This statement addresses the obligations and asset retirement costs associated with the retirement of tangible long-lived assets. It requires that the fair value of the liability for an asset retirement obligation be recorded when incurred instead of over the life of the asset. The asset retirement costs must be capitalized as part of the carrying value of the long-lived asset. If the liability is settled for an amount other than the recorded balance, either a gain or loss will be recognized at settlement.

Our asset retirement obligations are related primarily to TEL operations. These obligations had been previously fully accrued. Upon the implementation of SFAS No. 143 on January 1, 2003, these accruals were discounted to their net present value to comply with the requirements of SFAS No. 143, which resulted in the recognition of a gain. Current accretion of the asset retirement obligations is expensed in operations. The following table illustrates the activity associated with SFAS No. 143 for the nine months ended September 30, 2004 and the year ended December 31, 2003.

	September 30 2004	December 31 2003
	(in thousands)
Asset retirement obligation, beginning of period	$13,238	$14,828
Gain upon implementation of SFAS No. 143	—	(2,549)
Accretion expense	638	575
Liabilities settled	(1,013)	(884)
Changes in expected cash flows and timing	(1,177)	—
Foreign currency impact	153	1,268

Asset retirement obligation, end of period	$11,839	$13,238

6.	Stock-Based Compensation

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

On May 27, 2004, at the Ethyl annual meeting, shareholders approved the 2004 Incentive Compensation and Stock Plan (the Plan). Any employee of our company or an affiliate or a person who is a member of our board of directors or the board of directors of an affiliate is eligible to participate in the Plan if the Bonus, Salary and Stock Option Committee of our Board of Directors (the Administrator), in its sole discretion, determines that such person has contributed significantly or can be expected to contribute significantly to the profits or growth of our company or its affiliates (each, a participant). Under the terms of the Plan, we may grant participants options, which may be either incentive stock options or nonqualified stock options. Stock options entitle the participant to purchase a specified number of shares of our common stock at a price that is fixed by the Administrator at the time the option is granted; provided, however, that the price cannot be less than the shares’ fair market value on the date of grant. The maximum period in which an option may be exercised is fixed by the Administrator at the time the option is granted but, in the case of an incentive stock option, cannot exceed 10 years. The Plan also permits the award of stock appreciation rights (SARs), which may only be granted with a related option, stock awards and incentive awards.

The maximum aggregate number of shares of our common stock that may be issued under the Plan is 1,500,000 shares. No individual may be granted or awarded in any calendar year options or SARs covering more than 200,000 shares of our common stock in the aggregate. For purposes of this limitation and the individual limitation on the grant of options, an option and corresponding SAR are treated as a single award. In addition, no individual in any calendar year may be awarded stock awards covering more than 200,000 shares of our common stock.

Some previously granted outstanding options become exercisable when the market price of our common stock reaches specified levels or when our earnings meet designated objectives. Other options become exercisable over a stated period of time. These previously granted outstanding options were awarded under a plan pursuant to which no further options may be granted.

The following table illustrates the effect on net income and earnings per share as if we had applied the fair-value method of accounting for the stock-based compensation plan.

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Net income, as reported	$12,974	$10,297	$30,146	$32,334
Less: Total stock-based employee compensation expense determined under the fair-value based method, net of related tax effect	(31)	(82)	(92)	(246)

Net income, pro forma	$12,943	$10,215	$30,054	$32,088

Earnings per share:
Basic, as reported	$0.76	$0.61	$1.78	$1.93

Basic, pro forma	$0.76	$0.61	$1.78	$1.92

Diluted, as reported	$0.75	$0.61	$1.76	$1.91

Diluted, pro forma	$0.75	$0.60	$1.75	$1.90

7.	Segment Information

The tables below show our consolidated net sales by segment, operating profit by segment, reconciliation to income from continuing operations before income taxes, and depreciation and amortization by segment. During the first quarter 2004, we changed our methodology of allocating pension expense to our operating segments. Accordingly, certain prior period amounts have been reclassified to conform to the current presentation. In addition, certain prior period amounts have been reclassified in alignment with our holding company structure.

Net Sales by Segment

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
	(in millions)		(in millions)
Petroleum additives	$222.8	$194.1	$655.5	$544.7
Tetraethyl lead	1.9	3.0	7.4	6.4

Consolidated net sales	$224.7	$197.1	$662.9	$551.1

Segment Operating Profit

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
	(in millions)		(in millions)
Petroleum additives (a)	$9.4	$16.5	$39.6	$39.7
Tetraethyl lead (a)	17.2	8.5	32.7	16.8
Other	0.8	—	0.8	—

Segment operating profit	27.4	25.0	73.1	56.5
Cumulative effect of accounting change (a)	—	—	—	(2.5)
Corporate, general and administrative expense	(3.1)	(2.0)	(9.3)	(6.1)
Interest expense	(4.3)	(5.2)	(13.9)	(16.4)
Other expense, net	(1.6)	(2.7)	(5.5)	(7.9)

Income from continuing operations before income taxes	$18.4	$15.1	$44.4	$23.6

Prior periods have been reclassified to conform to the current presentation. The reclassifications consist of an allocation of certain costs in alignment with the recent transition to a holding company structure. There was no impact on net income in any period.

(a)	For purposes of segment reporting, the cumulative effect of accounting change is included in petroleum additive and tetraethyl lead segment results. In order to reconcile to “income from continuing operations before income taxes” on the Consolidated Statements of Income, the before-tax cumulative effect of accounting change must be deducted in the above table.

Depreciation and Amortization

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
	(in millions)		(in millions)
Petroleum additives	$8.0	$8.4	$24.6	$25.6
Tetraethyl lead	2.1	2.7	6.5	8.0
Other long-lived assets	0.4	0.3	1.1	1.1

Total depreciation and amortization	$10.5	$11.4	$32.2	$34.7

8.	Pension and Postretirement Plans

During the first nine months of 2004, we have made contributions of approximately $5 million for domestic pension plans and approximately $3 million for domestic postretirement plans. We expect to make total contributions in 2004 of approximately $5 million for our U.S. pension plans and approximately $3 million to $4 million for the U.S. postretirement plans. During 2004, we are transitioning from a self-insured postretirement health plan for certain retirees to a fully-insured plan. Once the transition is complete, we expect cash contributions to be similar to previous years. During the transition, we will incur higher cash costs as we must fund 2004 premium payments, as well as claims related to the 2003 self-insured plan.

We have made contributions of approximately $5 million for foreign pension plans during the first nine months of 2004 and expect to make total contributions to foreign pension plans of approximately $7 million to $8 million during 2004.

The tables below present information on periodic benefit cost for our domestic retirement plans. The last table presents the same information for the foreign plans.

	Domestic
	Pension Benefits
	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
	(in thousands)
Service cost	$1,337	$1,023	$3,631	$3,069
Interest cost	1,465	1,344	4,172	4,033
Expected return on plan assets	(1,498)	(1,297)	(4,225)	(3,892)
Amortization of prior service cost	210	179	569	538
Amortization of net loss	412	219	1,124	656

Net periodic domestic benefit cost	$1,926	$1,468	$5,271	$4,404

	Domestic
	Post-Retirement Benefits
	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
	(in thousands)
Service cost	$242	$206	$776	$618
Interest cost	938	1,034	2,974	3,102
Expected return on plan assets	(475)	(480)	(1,426)	(1,440)
Amortization of prior service cost	(7)	(7)	(22)	(21)

Net periodic domestic benefit cost	$698	$753	$2,302	$2,259

	Foreign
	Pension Benefits
	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
	(in thousands)
Service cost	$393	$311	$1,186	$933
Interest cost	922	747	2,779	2,241
Expected return on plan assets	(743)	(509)	(2,237)	(1,527)
Amortization of prior service cost	78	72	233	215
Amortization of transition asset	(10)	(4)	(31)	(13)
Amortization of net loss	260	232	783	697

Net periodic foreign benefit cost	$900	$849	$2,713	$2,546

9.	Earnings Per Share

Basic and diluted earnings per share are calculated as shown in the table below. Amounts, except share and per share, are in thousands of dollars. Options are not included in the computation of diluted earnings per share when the option exercise price exceeds the average market price of the common stock. At September 30, 2004, we had outstanding options to purchase 50,000 shares of common stock at $44.375 per share. At September 30, 2003, we had outstanding options to purchase 293,200 shares of common stock at $62.50 per share and 50,000 shares of common stock at $44.375 per share. None of these options were included in the computation of diluted earnings per share for any period.

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
	(in thousands, except per share amounts)
Basic earnings per share
Numerator:
Income available to stockholders, as reported	$12,974	$10,297	$30,146	$32,334

Denominator:
Average number of shares of common stock outstanding	16,969	16,753	16,895	16,722

Basic earnings per share	$.76	$.61	$1.78	$1.93

Diluted earnings per share
Numerator:
Income available to stockholders, as reported	$12,974	$10,297	$30,146	$32,334

Denominator:
Average number of shares of common stock outstanding	16,969	16,753	16,895	16,722
Shares issuable upon exercise of stock options	220	267	264	171

Total shares	17,189	17,020	17,159	16,893

Diluted earnings per share	$.75	$.61	$1.76	$1.91

10.	Intangibles, net of amortization

The following table provides certain information related to our intangible assets.

	September 30 2004		December 31 2003
	Identifiable Intangibles
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Amortizing intangible assets
Formulas	$85,910	$34,252	$85,910	$30,859
Contracts	40,873	39,526	40,873	38,015

	$126,783	$73,778	$126,783	$68,874

Nonamortizing intangible assets
Minimum pension liabilities	$4,964		$4,940

Aggregate amortization expense		$4,904		$5,897

Estimated amortization expense in thousands for the next five years is expected to be:

• 2004	$6,540
• 2005	$5,365
• 2006	$4,524
• 2007	$4,524
• 2008	$4,524

We amortize the cost of intangible assets by the straight-line method, over their economic lives of 5 to 20 years.

During 2003, we were notified by DSM Copolymer, Inc., our supplier of olefin copolymer viscosity index improvers, of its intent to terminate a supply contract with us in mid-2005. The contract was initially scheduled to terminate in 2012. We have adjusted the amortization period of the intangible asset associated with this contract to coincide with the 2005 termination date. This change results in additional monthly amortization of $100 thousand through mid-2005.

11.	Long-term Debt

Long-term debt consisted of the following:

	September 30 2004	December 31 2003
	(in thousands)
Senior notes	$150,000	$150,000
Revolving loan agreement	33,000	—
Term loan agreement	—	53,807
Capital lease obligations	4,584	5,010

	187,584	208,817
Current maturities of long-term debt	(591)	(6,978)

	$186,993	$201,839

Senior Credit Facility - On June 18, 2004, prior to the completion of the holding company formation, Ethyl entered into an Amended and Restated Credit Agreement, which consists of a $100 million revolving credit facility. This agreement amended and restated the credit agreement that Ethyl had entered into on April 30, 2003. Effective with the completion of the holding company formation, we assumed all of Ethyl’s rights and obligations under the Amended and Restated Credit Agreement pursuant to the first Amendment thereto. We incurred additional financing costs of approximately $1 million, which resulted in total deferred financing costs of approximately $6 million related to the amended and restated credit facility. These costs are being amortized over five years.

The $100 million revolver is for working capital and other general corporate purposes for NewMarket and our subsidiaries and includes a sub-facility for letters of credit. Borrowings bear interest, at our election, at either a base rate plus a margin or LIBOR plus a margin. The revolving credit facility matures on June 18, 2009. Borrowings outstanding at September 30, 2004 under the revolving credit facility were $33 million and bore interest at a rate of 4.09%. At September 30, 2004, we had outstanding letters of credit of $24 million, resulting in the unused portion of the revolver amounting to $43 million.

The revolving credit facility is secured by liens on substantially all of our U.S. assets. In addition, the credit facility is guaranteed by our U.S. subsidiaries and certain foreign subsidiaries to the extent that it would not result in material increased tax liabilities.

The credit agreement contains covenants, representations, and events of default that management considers typical of a credit agreement of this nature. The financial covenants include:

•	minimum consolidated net worth;

•	a minimum fixed charge coverage ratio:

•	a maximum leverage ratio;

•	a maximum senior secured leverage ratio; and

•	restrictions on the payment of dividends or repurchases of capital stock.

Senior Notes - On April 30, 2003, Ethyl sold senior notes in the aggregate principal amount of $150 million that bear interest at a fixed rate of 8.875% and are due in 2010. Ethyl incurred financing costs of approximately $5 million related to the senior notes, which are being amortized over seven years. In connection with the holding company formation, we assumed all of Ethyl’s rights, liabilities and obligations under the senior notes effective June 18, 2004. For a more detailed description of the senior notes, see Item 2, “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Cash Flows, Financial Condition and Liquidity.”

12.	Contractual Commitments and Contingencies

There have been no significant changes in our contractual commitments and contingencies from those reported in our 2003 Annual Report, except for a change in expected insurance reimbursements for the environmental accruals. During the third quarter of 2004, we reached a $15.6 million environmental insurance settlement resulting in the elimination of the expected insurance reimbursements. The gain on this settlement amounted to $13.2 million and is reflected in the Condensed Consolidated Statements of Income under the caption “Special item income.” We received $7.7 million during 2004. We will receive $3.7 million in the first quarter 2005 and the remaining $4.2 million in the first quarter 2006.

Our accruals for environmental remediation were approximately $22 million at September 30, 2004 and approximately $23 million at December 31, 2003. We also had expected insurance reimbursement assets of about $3 million at December 31, 2003 related to these accruals. There were no expected insurance reimbursements at September 30, 2004. In addition to the accruals for environmental remediation, we also have accruals for dismantling and decommissioning costs of approximately $9 million at September 30, 2004 and approximately $10 million at December 31, 2003.

13.	Comprehensive Income and Accumulated Other Comprehensive Loss

The components of comprehensive income consist of the following:

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Net income	$12,974	$10,297	$30,146	$32,334
Other comprehensive (loss) income, net of tax

Unrealized (loss) gain on marketable equity securities	(25)	79	35	345
Unrealized gain on derivative instruments	—	(26)	—	—
Minimum pension liability	50	—	50	—
Foreign currency translation adjustments	686	618	(1,491)	5,128

Other comprehensive income (loss)	711	671	(1,406)	5,473

Comprehensive income	$13,685	$10,968	$28,740	$37,807

The components of accumulated other comprehensive loss consist of the following:

	September 30 2004	December 31 2003
	(in thousands)
Unrealized gain (loss) on marketable equity securities	$3	$(32)
Minimum pension liability adjustment	(11,871)	(11,921)
Foreign currency translation adjustments	(9,702)	(8,211)

Accumulated other comprehensive loss	$(21,570)	$(20,164)

14.	Recently Issued Accounting Pronouncements

In January 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position FAS 106-1 (FSP FAS 106-1), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”. FSP FAS 106-1 was effective for interim or annual financial statements for fiscal years ending after December 7, 2003. It permitted a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). Because of various uncertainties related to this legislation and the appropriate accounting methodology for this event, we elected to defer financial recognition of this legislation until the FASB issued final accounting guidance. Subsequently, in May 2004, the FASB issued FASB Staff Position FAS 106-2 (FSP FAS 106-2), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP FAS 106-2 supercedes the provisions of FSP FAS 106-1 and is effective for interim periods beginning after June 15, 2004. FSP FAS 106-2 provides guidance on accounting for the effects of the Act.

While Medicare issued proposed regulations in August 2004, significant details were absent from the regulations, including guidance on the determination of an “actuarially equivalent” plan. We currently expect our postretirement healthcare plan will be actuarially equivalent to the benefits provided under Medicare Part D of the Act. However, until the details of the regulations are clarified, we cannot complete all analyses necessary to finalize our expectation. Nevertheless, in accordance with our current understanding of the available accounting guidance and because we do expect our postretirement healthcare plan to be qualified, we have recognized the Act beginning July 1, 2004. The effect of the federal subsidy to which the Company is expected to be entitled to is an actuarial gain of approximately $5 million. It is expected that the subsidy will have the effect of reducing postretirement expense for the last six months of 2004 by approximately $200 thousand, of which we recognized $100 thousand in the third quarter 2004.

15.	Consolidating Financial Information

The 8.875% senior notes due 2010 are fully and unconditionally guaranteed by certain of our subsidiaries (Guarantor Subsidiaries) on a joint and several unsecured senior basis. The Guarantor Subsidiaries include all of our existing and future wholly-owned domestic restricted subsidiaries and certain of our existing wholly-owned foreign subsidiaries. The Guarantor Subsidiaries and the Non-Guarantor Subsidiaries are wholly-owned by NewMarket Corporation (the Parent Company). The Guarantor Subsidiaries consist of the following:

Domestic Subsidiaries

Ethyl Corporation	Afton Chemical Corporation

Ethyl Asia Pacific LLC	Afton Chemical Asia Pacific LLC

Ethyl Canada Holdings, Inc.	Afton Chemical Canada Holdings, Inc.

Ethyl Export Corporation	Afton Chemical Japan Holdings, Inc.

Ethyl Interamerica Corporation	Afton Chemical Additives Corporation

Ethyl Ventures, Inc.	NewMarket Services Corporation

Interamerica Terminals Corporation	The Edwin Cooper Corporation

Afton Chemical Intangibles LLC	Old Town LLC

Foreign Subsidiaries

Ethyl Europe S.P.R.L.	Afton Chemical S.P.R.L.

Ethyl Administration GmbH	Afton Chemical Industria de Aditivos Ltda

Ethyl Services GmbH

We conduct all of our business and derive all of our income from our subsidiaries. Therefore, our ability to make payments on the senior notes or other obligations is dependent on the earnings and the distribution of funds from our subsidiaries. There are no restrictions on the ability of any of our domestic subsidiaries to transfer funds to the Parent Company. We are currently able to transfer funds from our foreign subsidiaries although certain conditions may arise occasionally that may restrict these transfers.

The following sets forth the consolidating statements of income for the three- and nine-month periods ended September 30, 2004 and 2003, consolidating balance sheets as of September 30, 2004 and December 31, 2003 and consolidating statement of cash flows for the nine-month periods ended September 30, 2004 and 2003 for the Parent Company, the Guarantor Subsidiaries and Non-Guarantor Subsidiaries. Certain amounts in these financial statements have been reclassified for the transition to a holding company structure effective June 18, 2004. The financial information is based on our understanding of the Securities and Exchange Commission’s (SEC) interpretation and application of Rule 3-10 of the SEC Regulation S-X.

The financial information may not necessarily be indicative of results of operations or financial position had the Guarantor Subsidiaries or Non-Guarantor Subsidiaries operated as independent entities.

NewMarket Corporation and Subsidiaries

Consolidating Statements of Income

Three Months Ended September 30, 2004

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$—	$162,876	$119,104	$(57,312)	$224,668
Cost of goods sold	73	140,299	99,385	(57,718)	182,039

Gross (loss) profit	(73)	22,577	19,719	406	42,629
TEL marketing agreements services	—	(438)	9,302	—	8,864
Intercompany service fee income (expense) from TEL marketing agreements	—	8,964	(8,964)	—	—
Selling, general, and administrative expenses	1,768	11,325	10,636	—	23,729
Research, development, and testing expenses	—	14,363	3,741	—	18,104
Special item income	—	13,245	—	—	13,245

Operating (loss) profit	(1,841)	18,660	5,680	406	22,905
Interest and financing expenses	4,600	(461)	120	—	4,259
Other (expense) income, net	85	(318)	25	—	(208)

(Loss) income from continuing operations before income taxes and equity income of subsidiaries	(6,356)	18,803	5,585	406	18,438
Income tax (benefit) expense	(4,033)	7,796	1,546	155	5,464
Equity income of subsidiaries	15,297	—	—	(15,297)	—

Net income	$12,974	$11,007	$4,039	$(15,046)	$12,974

NewMarket Corporation and Subsidiaries

Consolidating Statements of Income

Three Months Ended September 30, 2003

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$—	$153,422	$106,391	$(62,718)	$197,095
Cost of goods sold	658	123,846	91,210	(63,875)	151,839

Gross (loss) profit	(658)	29,576	15,181	1,157	45,256
TEL marketing agreements services	—	4,115	5,597	—	9,712
Intercompany service fee income (expense) from TEL marketing agreements	—	8,610	(8,610)	—	—
Selling, general, and administrative expenses	2,141	12,812	5,911	—	20,864
Research, development, and testing expenses	—	10,925	2,876	—	13,801

Operating (loss) profit	(2,799)	18,564	3,381	1,157	20,303
Interest and financing expenses	5,680	(487)	12	—	5,205
Other income (expense), net	41	18	(22)	—	37

(Loss) income from continuing operations before income taxes and equity income of subsidiaries	(8,438)	19,069	3,347	1,157	15,135
Income tax (benefit) expense	(2,622)	5,757	1,285	418	4,838
Equity income of subsidiaries	16,113	—	—	(16,113)	—

Income from continuing operations	10,297	13,312	2,062	(15,374)	10,297
Gain on disposal of business (net of tax)	—	—	—	—	—

Net income	$10,297	$13,312	$2,062	$(15,374)	$10,297

NewMarket Corporation and Subsidiaries

Consolidating Statements of Income

Nine Months Ended September 30, 2004

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$—	$487,366	$351,857	$(176,275)	$662,948
Cost of goods sold	569	398,070	303,790	(178,503)	523,926

Gross (loss) profit	(569)	89,296	48,067	2,228	139,022
TEL marketing agreements services	—	3,900	23,039	—	26,939
Intercompany service fee income (expense) from TEL marketing agreements	—	22,440	(22,440)	—	—
Selling, general, and administrative expenses	4,141	35,434	32,582	—	72,157
Research, development, and testing expenses	—	38,984	9,967	—	48,951
Special item income	—	13,245		—	13,245

Operating (loss) profit	(4,710)	54,463	6,117	2,228	58,098
Interest and financing expenses	13,857	(35)	120	—	13,942
Other income (expense), net	89	(976)	1,128	—	241

(Loss) income from continuing operations before income taxes and equity income of subsidiaries	(18,478)	53,522	7,125	2,228	44,397
Income tax (benefit) expense	(6,353)	18,557	1,208	839	14,251
Equity income of subsidiaries	42,271	—	—	(42,271)	—

Net income	$30,146	$34,965	$5,917	$(40,882)	$30,146

NewMarket Corporation and Subsidiaries

Consolidating Statements of Income

Nine Months Ended September 30, 2003

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$—	$427,689	$303,823	$(180,377)	$551,135
Cost of goods sold	1,807	341,109	266,064	(183,159)	425,821

Gross (loss) profit	(1,807)	86,580	37,759	2,782	125,314
TEL marketing agreements services	—	8,154	12,490	—	20,644
Intercompany service fee income (expense) from TEL marketing agreements	—	11,819	(11,819)	—	—
Selling, general, and administrative expenses	4,942	33,801	24,613	—	63,356
Research, development, and testing expenses	—	33,830	8,674	—	42,504

Operating (loss) profit	(6,749)	38,922	5,143	2,782	40,098
Interest and financing expenses	16,215	182	12	—	16,409
Other (expense) income, net	(60)	140	(185)	—	(105)

(Loss) income from continuing operations before income taxes and equity income of subsidiaries	(23,024)	38,880	4,946	2,782	23,584
Income tax (benefit) expense	(7,500)	11,845	2,327	1,007	7,679
Equity income of subsidiaries	31,429	—	—	(31,429)	—

Income from continuing operations	15,905	27,035	2,619	(29,654)	15,905
Income from operations of discontinued business (net of tax)	14,805	14,805	—	(14,805)	14,805

Income before cumulative effect of accounting change	30,710	41,840	2,619	(44,459)	30,710
Cumulative effect of accounting change (net of tax)	1,624	1,186	438	(1,624)	1,624

Net income	$32,334	$43,026	$3,057	$(46,083)	$32,334

NewMarket Corporation and Subsidiaries

Consolidating Balance Sheets

September 30, 2004

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$16	$13,087	$16,383	$—	$29,486
Restricted cash	1,128	519	—	—	1,647
Trade and other accounts receivable, net	2,282	75,762	70,058	—	148,102
Receivable - TEL marketing agreements services	—	1,328	1,899	—	3,227
Amounts due from affiliated companies	—	99,861	32,297	(132,158)	—
Inventories	—	87,739	57,326	(2,242)	142,823
Deferred income taxes	1,129	6,887	784	912	9,712
Prepaid expenses	687	3,277	1,261	—	5,225

Total current assets	5,242	288,460	180,008	(133,488)	340,222

Property, plant and equipment, at cost	—	699,472	62,190	—	761,662
Less accumulated depreciation & amortization	—	539,918	58,707	—	598,625

Net property, plant and equipment	—	159,554	3,483	—	163,037

Investment in consolidated subsidiaries	451,267	—	—	(451,267)	—
Prepaid pension cost	19,094	—	1,820	—	20,914
Deferred income taxes	12,987	(1,966)	(3,285)	—	7,736
Other assets and deferred charges	19,928	40,201	15,818	—	75,947
Intangibles-net of amortization	1,321	54,392	2,256	—	57,969

Total assets	$509,839	$540,641	$200,100	$(584,755)	$665,825

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$—	$47,276	$23,907	$—	$71,183
Accrued expenses	8,950	34,977	5,045	—	48,972
Amounts due to affiliated companies	29,861	23,902	78,395	(132,158)	—
Long-term debt, current portion	—	591	—	—	591
Income taxes payable	99	11,202	(1,048)	—	10,253

Total current liabilities	38,910	117,948	106,299	(132,158)	130,999

Long-term debt	183,000	3,993	—	—	186,993
Other noncurrent liabilities	58,695	41,066	18,838	—	118,599

Total liabilities	280,605	163,007	125,137	(132,158)	436,591

Shareholders’ equity:
Common stock and paid-in capital	84,688	271,928	39,902	(311,830)	84,688
Accumulated other comprehensive loss	(21,570)	(12,456)	(6,820)	19,276	(21,570)
Retained earnings	166,116	118,162	41,881	(160,043)	166,116

Total shareholders’ equity	229,234	377,634	74,963	(452,597)	229,234

Total liabilities and shareholders’ equity	$509,839	$540,641	$200,100	$(584,755)	$665,825

NewMarket Corporation and Subsidiaries

Consolidating Balance Sheets

December 31, 2003

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$9,887	$3,487	$15,678	$—	$29,052
Restricted cash	1,391	512	—	—	1,903
Trade and other accounts receivable, net	2,283	66,606	63,653	—	132,542
Receivable - TEL marketing agreements services	—	3	2,453	—	2,456
Amounts due from affiliated companies	(15,345)	102,606	40,337	(127,598)	—
Inventories	—	70,269	61,076	(6,917)	124,428
Deferred income taxes	1,059	6,413	1,153	2,671	11,296
Prepaid expenses	332	2,370	1,108	—	3,810

Total current assets	(393)	252,266	185,458	(131,844)	305,487

Property, plant and equipment, at cost	—	691,406	60,513	—	751,919
Less accumulated depreciation & amortization	—	520,612	57,074	—	577,686

Net property, plant and equipment	—	170,794	3,439	—	174,233

Investment in consolidated subsidiaries	422,788	—	—	(422,788)	—
Prepaid pension cost	20,239	—	1,590	—	21,829
Deferred income taxes	13,546	(7,710)	(365)	—	5,471
Other assets and deferred charges	22,285	47,443	5,836	—	75,564
Intangibles-net of amortization	1,322	59,296	2,231	—	62,849

Total assets	$479,787	$522,089	$198,189	$(554,632)	$645,433

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$—	$35,467	$18,122	$—	$53,589
Accrued expenses	6,962	38,257	5,472	—	50,691
Amounts due to affiliated companies	—	55,195	72,403	(127,598)	—
Long-term debt, current portion	6,414	564	—	—	6,978
Income taxes payable	10,837	(1,804)	1,022	—	10,055

Total current liabilities	24,213	127,679	97,019	(127,598)	121,313

Long-term debt	197,393	4,446	—	—	201,839
Other noncurrent liabilities	58,498	42,879	21,221	—	122,598

Total liabilities	280,104	175,004	118,240	(127,598)	445,750

Shareholders’ equity:
Common stock and paid-in capital	83,877	272,588	40,347	(312,935)	83,877
Accumulated other comprehensive loss	(20,164)	(12,093)	(4,854)	16,947	(20,164)
Retained earnings	135,970	86,590	44,456	(131,046)	135,970

Total shareholders’ equity	199,683	347,085	79,949	(427,034)	199,683

Total liabilities and shareholders’ equity	$479,787	$522,089	$198,189	$(554,632)	$645,433

NewMarket Corporation and Subsidiaries

Condensed Consolidating Statements of Cash Flows

Nine Months Ended September 30, 2004

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash provided from operating activities	$12,727	$25,337	$(469)	$—	$37,595

Cash flows from investing activities
Capital expenditures	—	(9,521)	(587)	—	(10,108)
Purchase of nonoperating asset	(3,323)	—	—	—	(3,323)
Cash dividends from subsidiaries	2,000	—	—	(2,000)	—
Other, net	—	29	—	—	29

Cash provided from (used in) investing activities	(1,323)	(9,492)	(587)	(2,000)	(13,402)

Cash flows from financing activities
Repayments of debt - previous agreements	(53,807)	—	—	—	(53,807)
Repayment of revolving credit agreement	(17,000)	—	—	—	(17,000)
Issuance of revolving credit agreement	50,000	—	—	—	50,000
Cash dividend paid	—	(2,000)	—	2,000	—
Debt issuance costs	(1,279)	—	—	—	(1,279)
Proceeds from exercise of stock option	811	—	—	—	811
Other, net	—	(426)	—	—	(426)

Cash used in financing activities	(21,275)	(2,426)	—	2,000	(21,701)

Effect of foreign exchange on cash and cash equivalents	—	(3,819)	1,761	—	(2,058)

(Decrease) increase in cash and cash equivalents	(9,871)	9,600	705	—	434
Cash and cash equivalents at beginning of year	9,887	3,487	15,678	—	29,052

Cash and cash equivalents at end of period	$16	$13,087	$16,383	$—	$29,486

NewMarket Corporation and Subsidiaries

Condensed Consolidating Statements of Cash Flows

Nine Months Ended September 30, 2003

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash provided from (used in) operating activities	$89,852	$(18,607)	$(13,144)	$—	$58,101

Cash flows from investing activities
Capital expenditures	—	(6,725)	(511)	—	(7,236)
Prepayment for TEL marketing agreement services	—	(3,200)	—	—	(3,200)
Proceeds from sale of phenolic antioxidant business	—	27,770	—	—	27,770
Proceeds from sale of certain assets	—	1,500	11,076	—	12,576
Other, net	—	174	—	—	174

Cash provided from (used in) investing activities	—	19,519	10,565	—	30,084

Cash flows from financing activities
Repayments of debt - previous agreements	(332,643)	—	—	—	(332,643)
New issue of senior notes and term loan	265,000	—	—	—	265,000
Debt issuance costs	(13,299)	—	—	—	(13,299)
Proceeds from exercise of stock options	313	—	—	—	313
Other, net	—	(401)	—	—	(401)

Cash (used in) financing activities	(80,629)	(401)	—	—	(81,030)

Effect of foreign exchange on cash and cash equivalents	—	(1,706)	1,134	—	(572)

Increase (Decrease) in cash and cash equivalents	9,223	(1,195)	(1,445)	—	6,583
Cash and cash equivalents at beginning of year	1,277	4,295	9,906	—	15,478

Cash and cash equivalents at end of period	$10,500	$3,100	$8,461	$—	$22,061

ITEM 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

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

These factors include, but are not limited to, timing of sales orders, gain or loss of significant customers, competition from other manufacturers, resolution of environmental liabilities, changes in the demand for our products, significant changes in new product introduction, increases in product cost, the impact of fluctuations in foreign exchange rates on reported results of operations, changes in various markets, geopolitical risks in certain of the countries in which we conduct business, results of the government of Canada-sponsored independent third-party review of MMT, and the impact of consolidation of the petroleum additives industry. In addition, we also discuss certain risk factors in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the Ethyl Corporation 2003 Annual Report and incorporate the same herein by reference.

You should keep in mind that any forward-looking statement made by us in this discussion speaks only as of the date on which we make it. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. We have no duty to, and do not intend to, update or revise the forward-looking statements in this discussion after the date hereof, except as may be required by law. In light of these risks and uncertainties, you should keep in mind that the events described in any forward-looking statement made in this discussion or elsewhere might not occur.

Significant Event

On May 27, 2004, at the annual meeting of shareholders of Ethyl Corporation (Ethyl), Ethyl shareholders approved the transition to a holding company structure. Under the terms of the Agreement and Plan of Merger, dated as of March 5, 2004, by and among Ethyl, Ethyl Merger Sub, Inc. and NewMarket Corporation (NewMarket), Ethyl Merger Sub was merged with and into Ethyl effective as of June 18, 2004. Upon the closing of the transaction, NewMarket became the new parent holding company for Ethyl and its subsidiaries and each share of Ethyl common stock, $1.00 par value per share, automatically converted into one share of NewMarket common stock, without par value. The NewMarket stock began trading on the New York Stock Exchange on June 21, 2004, under the symbol “NEU.”

Following the establishment of the holding company structure, we completed an internal restructuring of our subsidiaries, as a result of which NewMarket became the parent company of two operating companies, each managing its own assets and liabilities. Those companies are Afton Chemical Corporation (formerly named Ethyl Petroleum Additives, Inc.) (Afton) which focuses on petroleum additive products; and Ethyl Corporation, representing certain manufacturing operations and the tetraethyl lead (TEL) business.

Results of Operations

Net Sales

Our consolidated net sales for the third quarter 2004 amounted to $224.7 million, representing an increase of 14% from the 2003 level of $197.1 million. The nine months 2004 consolidated net sales were $662.9 million as compared to $551.1 million for the same 2003 period, which represents an increase of 20% over nine months 2003. The table below shows our consolidated net sales by segment.

Net Sales by Segment

(in millions)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Petroleum additives	$222.8	$194.1	$655.5	$544.7
Tetraethyl lead	1.9	3.0	7.4	6.4

Consolidated net sales	$224.7	$197.1	$662.9	$551.1

Petroleum Additives Segment

Petroleum additives net sales in the third quarter 2004 of $222.8 million were up $28.7 million, or approximately 15%, from $194.1 million in the third quarter 2003. Shipments, driven by the engine oil additives product line, were higher than third quarter 2003, resulting in an improvement of about 14% in total shipments during third quarter 2004 as compared to third quarter 2003.

Similarly, the nine months petroleum additives net sales increased $110.8 million, from $544.7 million for the 2003 period to $655.5 million for nine months 2004. Shipments were higher across all major product lines resulting in a 21% increase over nine months 2003 shipments.

The components of the petroleum additives increase in net sales of $28.7 million between the two third quarter periods and $110.8 million between nine months 2003 and nine months 2004 are shown below (in millions):

	Third Quarter	Nine Months
Period ended September 30, 2003	$194.1	$544.7
Increase in shipments and change in product mix	23.1	94.1
Changes in selling prices including foreign currency impact	5.6	16.7

Period ended September 30, 2004	$222.8	$655.5

Tetraethyl Lead Segment

Most of the TEL marketing activity is through marketing agreements with The Associated Octel Company Limited and its affiliates (Octel), under which we do not record the sales transactions. Therefore, the TEL net sales shown in the table above are those made by Ethyl in areas not covered by the marketing agreements. The sales made in areas not covered by the Octel marketing agreements are very minor compared to the TEL sales made through the marketing agreements with Octel.

While total TEL sales for the third quarter 2004 were lower than third quarter 2003, total TEL sales for the nine months 2004 were higher than the same period in 2003. These changes were caused substantially by variation in the quarter-to-quarter timing of sales orders. There were no sales to Octel in the third quarter or nine months of either 2004 or 2003.

Segment Operating Profit

NewMarket evaluates the performance of Afton’s petroleum additives business and Ethyl’s TEL business based on segment operating profit. Corporate departments and other expenses are allocated to Afton and Ethyl based on the services provided under the holding company structure. Depreciation on segment property, plant, and equipment and amortization of segment intangible assets and the prepayment for services are included in the operating profit of each segment.

The table below reports operating profit by segment. In the table below, we present operating profit for each of the petroleum additives and TEL segments excluding nonrecurring items. Operating profit excluding nonrecurring items is a financial measure that is not required by, or calculated in accordance with, generally accepted accounting principles in the United States (GAAP). These non-GAAP financial measures are presented with the most directly comparable GAAP financial measures and are reconciled to such GAAP financial measures. Our management believes this information provides information about our operations and, in doing so, provides transparency to investors and enhances period-to-period comparability of performance. Our management further believes that this information enables the reader to have a clear understanding of the results of operations included in the GAAP financial statements.

Certain prior periods have been reclassified to conform to the current presentation. The reclassifications consist of an allocation of certain costs in alignment with the recent transition to a holding company structure.

The “Other” classification in the table below represents certain manufacturing operations.

Segment Operating Profit

(in millions)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Petroleum additives before nonrecurring items	$8.6	$16.5	$38.8	$39.6
Nonrecurring items	0.8	—	0.8	0.1

Total petroleum additives	$9.4	$16.5	$39.6	$39.7

Tetraethyl lead before nonrecurring items	$4.7	$8.5	$20.2	$14.4
Nonrecurring items	12.5	—	12.5	2.4

Total tetraethyl lead	$17.2	$8.5	$32.7	$16.8

Other	$0.8	$—	$0.8	$—

Petroleum Additives Segment

Third Quarter 2004 vs. Third Quarter 2003 – Petroleum additives third quarter 2004 operating profit was $9.4 million as compared to $16.5 million for third quarter 2003. The third quarter 2004 results include a gain of $800 thousand from an environmental insurance settlement. The third quarter 2004 decrease was across all product lines.

Although net sales were about 15% higher and shipments increased 14%, the rising costs of raw materials, as well as higher selling, general, and administrative (SG&A) expenses and research, development, and testing (R&D) expenses resulted in the reduction in operating profit when comparing third quarter 2004 to the strong 2003 third quarter results. The strong third quarter 2003 results included favorable plant costs in comparison to the third quarter 2004. The 2004 results do include a small favorable foreign currency impact, and while the impact of higher prices also favorably impacted operating profit, the price improvements we have achieved do not cover the increase in raw material costs.

The $4.3 million increase in R&D in the petroleum additives segment between the two third quarter periods was across all product lines, with most of the increase in the engine oil additives and specialty additives product lines. The increase in R&D, which includes an unfavorable foreign currency impact, was in support of new product specifications, our growth, and our continuing commitment to enhance the value of our products for our customers.

SG&A increased about $2 million, or approximately 9%, from third quarter 2003 levels. The increase was across all product lines and includes an unfavorable foreign currency impact, as well as higher commissions resulting from increased business. As a percentage of net sales, SG&A expenses combined with R&D expenses, increased from 15.6% for the third quarter 2003 to 16.3% for the same period this year. This increase reflects higher SG&A and R&D expenses, partially offset by the approximately 15% increase in net sales from third quarter 2003.

During 2003, we were notified by DSM Copolymer, Inc., our supplier of olefin copolymer viscosity index improvers, of their intent to terminate their supply contract with us in mid-2005. The contract was initially scheduled to terminate in 2012. We have adjusted amortization of the intangible asset associated with this contract to coincide with the 2005 termination date. We are pursuing other supply alternatives, which we believe will likely not be as favorable as our current terms.

Nine Months 2004 vs. Nine Months 2003 - Petroleum additives operating profit for nine months 2004 was $39.6 million as compared to $39.7 million for nine months 2003. The nine months 2004 operating profit reflects improved results in both the specialty additives and engine oil additives product lines and lower results in the fuel additives product line. The 2004 results include a gain of $800 thousand from an environmental insurance settlement. Nine months 2003 include a nonrecurring item of $100 thousand for the gain recognized upon the implementation of Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations.”

The nine months 2004 operating profits include the benefit of higher sales, as well as an increase of about 21% in shipments. The foreign currency impact and pricing were also favorable. However, as outlined above in the third quarter discussion, the rising costs of raw materials and higher SG&A and R&D expenses partially offset these factors when comparing the two nine-month periods. The price improvements do not cover the increase in raw material costs. MMT results were negatively impacted for the nine months 2004 period by the suspension of sales in Canada. This has been largely offset by gains in other areas of the world.

R&D expenses in the petroleum additives segment were $6.5 million higher when comparing nine months 2004 to nine months 2003. The increase, which includes an unfavorable foreign currency impact, was across all product lines. The increase in the fuel additives product line includes expenses resulting from our response to the independent third-party review of MMT being sponsored by the government of Canada. Further information on this third-party review is in the “Other Matters” section of Item 2. The remaining increase in R&D is the result of higher spending in support of product development.

SG&A increased about $4 million, or approximately 9%, from nine months 2003 levels. The increase was across all product lines and includes an unfavorable foreign currency impact. As a percentage of net sales, SG&A expenses, combined with R&D expenses, were 15.7% for nine months 2004, which was a decrease from 16.9% for nine months 2003. These results reflect the 20% increase in net sales from the nine months 2003 period, which was partially offset by the 11% increase in SG&A and R&D expenses.

TEL Segment

Results of our TEL segment include the operating profit contribution from our marketing agreements with Octel, as well as certain TEL operations not included in the marketing agreements.

The operating profit from our marketing agreements for the third quarter 2004 was $8.9 million, which was $900 thousand lower than the third quarter last year. The nine months 2004 marketing agreements results of $26.9 million compared favorably to the nine months 2003 results of $20.6 million. Both the third quarter and nine months results reflect improved pricing when compared to the same periods in 2003. Volumes were 20% lower for the third quarter 2004 compared to the third quarter 2003, but were flat when comparing the two nine-month periods. Amortization of the prepayment for services was about $500 thousand lower for the third quarter 2004 and $1.6 million lower for nine months 2004 than the same periods in 2003, reflecting the declining balance method of amortization. This segment is characterized by large swings in profitability due to timing of shipments. The TEL market will continue to decline as customers discontinue use of the product.

Other TEL operations not included in the marketing agreements decreased $2.5 million from the third quarter last year and were essentially unchanged when compared to nine months 2003. These results in both 2004 periods reflect timing of shipments, which vary significantly from quarter to quarter. Both the third quarter and nine month periods in 2004 include higher premises asbestos expenses. Environmental expenses were favorable when comparing nine months 2004 to nine months 2003, but were slightly unfavorable when comparing the two third-quarter periods.

The third quarter and nine month 2004 periods include a gain of $12.5 million from the environmental insurance settlement. Also included in TEL for the nine months 2003 is nonrecurring income of $2.4 million from the implementation of SFAS No. 143.

While the market for this product is continuing to decline, we believe that this business continues to supply Ethyl with strong cash flows.

The following discussion references the Condensed Consolidated Financial Statements beginning on page 3 of this Quarterly Report on Form 10-Q.

Interest and Financing Expenses

Third quarter 2004 interest and financing expenses were $4.3 million as compared to $5.2 million in 2003. Lower average debt resulted in a decrease in interest and financing expenses of $1.0 million, while higher average interest rates resulted in an increase of $100 thousand. Fees and amortization of financing costs were unchanged between the two quarters.

Nine months 2004 interest and financing expenses of $13.9 million were also lower than nine months 2003 expenses of $16.4 million. Lower average debt resulted in a reduction of $2.9 million, while lower amortization and fees were $1.7 million favorable as compared to nine months 2003. Partially offsetting these was a higher average interest rate, resulting in an increase in expense of $2.1 million. The higher average interest rate results, in part, from $150 million of our total debt being at a fixed rate of 8.875%.

On June 18, 2004, prior to the completion of the holding company formation, Ethyl entered into an Amended and Restated Credit Agreement, which consists of a $100 million revolving credit facility. This agreement amended and restated the credit agreement that Ethyl entered into on April 30, 2003. The premium to LIBOR is lower in the Amended and Restated Credit Agreement. In addition, in connection with the holding company formation, we assumed Ethyl’s rights, liabilities and obligations under Ethyl’s 8.875% senior notes due 2010 effective June 18, 2004. The senior notes otherwise remain unchanged. The Amended and Restated Credit Agreement and our debt structure are discussed more fully in the “Cash Flows, Financial Condition and Liquidity” section below.

Other (Expense) Income, Net

Other (expense) income, net was $200 thousand expense for third quarter 2004 and $200 thousand income for the nine months 2004. Both periods were comprised of a number of small items. Third quarter 2003 amounted to $37 thousand income and nine months 2003 was $105 thousand expense. The 2003 periods were also comprised of a number of small items.

Special Item Income

Special item income was $13.2 million and represents the gain on the environmental insurance settlement. The terms of the settlement provide for a total payment of $15.6 million. In addition to the $7.7 million received during 2004, we will receive $3.7 million in the first quarter 2005 and the remaining $4.2 million in the first quarter 2006.

Income Taxes

Third quarter 2004 income taxes, including taxes on the environmental insurance settlement gain, were $5.5 million with an effective tax rate of 29.6%. The lower tax rate reflects the benefit of certain favorable tax adjustments recognized upon completion of the tax returns. The effective tax rate for third quarter 2003 was 32.0% resulting in income taxes of $4.8 million.

Income tax expense, including taxes on the environmental insurance settlement gain, for nine months 2004 was $14.3 million and the effective tax rate was 32.1%. Total income taxes for nine months 2003, including taxes on the gain on the sale of the phenolic antioxidant business in 2003 and the cumulative effect of accounting change, were $17.0 million with an effective income tax rate of 34.5%.

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

Cumulative Effect of Accounting Changes

As discussed above in the “Segment Operating Profit” section, during first quarter 2003, we recognized a gain of $2.5 million ($1.6 million after tax) on the implementation of SFAS No. 143, “Accounting for Asset Retirement Obligations.” This item is reported as cumulative effect of accounting change on an after-tax basis.

Net Income

Our net income for the third quarter 2004 was $13.0 million ($.76 per basic share), while third quarter 2003 was $10.3 million ($.61 per basic share). The third quarter 2004 results include an increase of $1.1 million in corporate unallocated general and administrative expenses from third quarter 2003. The nine months 2004 net income was $30.1 million ($1.78 per basic share) as compared to the nine months 2003 amount of $32.3 million ($1.93 per basic share). Corporate unallocated general and administrative expenses were $3.1 million higher for nine months 2004 as compared to the same 2003 period. The increases in 2004 for both third quarter and nine months primarily reflect increased legal expenses and holding company formation expenses, as well as expenses associated with compliance under the Sarbanes-Oxley Act of 2002.

Nine months 2004, as well as third quarter 2004 includes the gain from the environmental insurance settlement, which is discussed in the “Special Item Income” section above. Nine months 2003 includes the gain on the sale of the phenolic antioxidant business and is discussed more fully above in the “Discontinued Operations” section, as well as the gain recognized upon the adoption of SFAS No. 143, which is discussed in the “Cumulative Effect of Accounting Changes” section above.

Cash Flows, Financial Condition, and Liquidity

Cash and cash equivalents at September 30, 2004 were $29.5 million, which was an increase of $400 thousand, including a $2.1 million negative impact of foreign currency, since December 31, 2003. Our cash flows were more than sufficient to cover operating activities during the 2004 period. Cash flows from operating activities for the nine months 2004 were $37.6 million. We used these cash flows, as well as $800 thousand of proceeds from the exercise of stock options to fund capital expenditures of $10.1 million, make a net repayment on bank debt of $20.8 million, pay debt issuance costs of $1.3 million, and purchase certain property for $3.3 million. Included in the cash flows from operating activities was $7.7 million related to the environmental insurance settlement. We expect that cash from operations, together with borrowing available under our senior credit facility, will continue to be sufficient to cover our operating expenses and planned capital expenditures.

The terms of the environmental insurance settlement provide for a total payment of $15.6 million. In addition to the $7.7 million received during 2004, we will receive $3.7 million in the first quarter 2005 and the remaining $4.2 million in the first quarter 2006.

Cash

We had restricted cash of $1.6 million at September 30, 2004 and $1.9 million at December 31, 2003. Of these funds at September 30, 2004, $1.1 million was cash received from Metropolitan Life Insurance Company (Metropolitan) in 2003. These funds amounted to $1.2 million at December 31, 2003. The remaining portion of the funds we received from the demutualization of Metropolitan in 2000 amounted to $200 thousand at December 31, 2003. The 2000 funds from Metropolitan were used to reduce the employee portion of retiree health benefits costs and had been used at September 30, 2004. The 2003 funds from Metropolitan are also being used for employee benefit purposes. The remaining $500 thousand of restricted cash represents funds related to the issuance of a European bank guarantee.

Debt

Senior Credit Facility – On June 18, 2004, prior to the completion of the holding company formation, Ethyl entered into an Amended and Restated Credit Agreement, which consists of a $100 million revolving credit facility. This agreement amended and restated the credit agreement that Ethyl had entered into on April 30, 2003. Effective with the completion of the holding company formation, we assumed all of Ethyl’s rights, liabilities and obligations under the Amended and Restated Credit Agreement pursuant to the First Amendment thereto. We incurred additional financing costs of $1.3 million, which resulted in total deferred financing costs of $5.7 million related to the amended and restated credit facility. These costs are being amortized over five years.

The $100 million revolver is for working capital and other general corporate purposes for NewMarket and our subsidiaries and includes a sub-facility for letters of credit. Borrowings bear interest, at our election, at either a base rate plus a margin or LIBOR plus a margin. The revolving credit facility matures on June 18, 2009. Borrowings outstanding at September 30, 2004, under the revolving credit facility were $33 million and bore interest at a rate of 4.09%. At September 30, 2004 we had outstanding letters of credit of $24 million, resulting in the unused portion of the revolver amounting to $43 million.

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

** *

Although this debt structure of the senior credit facility and senior notes has caused NewMarket to incur higher cash interest cost than the facility in place prior to April 30, 2003, we believe it provides the long-term debt structure we believe we need to manage our business.

We had combined current and noncurrent long-term debt of $187.6 million at September 30, 2004, representing a net reduction of $21.2 million in our total debt since December 31, 2003. The net reduction in debt represents the pay-off of $53.8 million on the term loan, as well as a decrease of $400 thousand in the capital lease obligations. These reductions were partially offset by the net borrowing of $33 million on the revolving credit facility.

As a percentage of total capitalization (total long-term debt and shareholders’ equity), our total debt decreased from 51.1% at the end of 2003 to 45.0% at September 30, 2004. The decrease reflects the reduction in total debt, as well as the increase in shareholders’ equity due to earnings. Normally, we repay long-term debt with cash from operations, as well as with proceeds from occasional sales of business units, plant sites, or other assets.

Capital Expenditures

We funded capital expenditures of $10.1 million through September 30, 2004, and we estimate our total capital spending during 2004 will be approximately $15 million. We expect to continue to finance capital spending through cash provided from operations.

Working Capital

We had working capital at September 30, 2004 of $209.2 million resulting in a current ratio of 2.60 to 1. At December 31, 2003, the working capital was $184.2 million and the current ratio was 2.52 to 1.

The increase in working capital and the current ratio primarily reflects an increase in accounts receivable as a result of higher sales and a receivable from the environmental insurance settlement, as well as an increase in inventory. The inventory increase includes the impact of the growth in the petroleum additives business, as well as the result of our viscosity index improver supplier’s plans to close the plant that currently provides us with this product. As part of our transition plan, we are building inventory of this product, which will be used during the course of 2005. In addition, the current portion of long-term debt decreased resulting from the Amended and Restated Credit Agreement and the First Amendment thereto entered into during June 2004.

Offsetting these was a smaller increase in accounts payable resulting from normal fluctuations.

Critical Accounting Policies

It is our goal to clearly present our financial information in a manner that enhances the understanding of our sources of earnings and our financial condition. We do this by including the information required by the Securities and Exchange Commission, as well as additional information that gives further insight into our financial operations.

This report, as well as the Ethyl 2003 Annual Report, includes a discussion of our accounting principles, as well as methods and estimates used in the preparation of our financial statements. We believe these discussions and statements fairly represent the financial position and operating results of our company. The purpose of this portion of our discussion is to further emphasize some of the more critical areas where a significant change in facts and circumstances in our operating and financial environment might cause a change in reported financial results.

As discussed in the Ethyl 2003 Annual Report, we have made certain payments related to our TEL marketing agreements. The unamortized total at September 30, 2004 is $22.9 million. We are amortizing these costs on an accelerated method using a declining balance method over the life of the contracts. We believe this is the appropriate methodology and time period for this amortization based on the facts and circumstances of our TEL operations and the estimated product life of TEL. The customer base of TEL is significantly concentrated in a few countries and when conditions change that cause a shorter product life or other restrictions outside of our control, the amortization period is adjusted accordingly. Any adjustment to the amortization period would impact earnings, but would have no effect on cash flows. We continue to keep our accounting for this issue current with the business conditions.

We also have certain identifiable intangibles amounting to $53.0 million at September 30, 2004. These intangibles relate to our petroleum additives business and are being amortized over periods with up to twelve years of remaining life. We continue to assess the market related to these intangibles, as well as their specific values, and conclude the amortization periods and values are appropriate. During 2003, due to a change in a contract, we modified the amortization period of one of the identifiable intangibles from nine remaining years to two remaining years. This change results in additional monthly amortization of $100 thousand through mid-2005. We also evaluate these intangibles for any potential impairment. These evaluations continue to support the value at which these identifiable intangibles are carried on our financial statements. However, if conditions were to deteriorate substantially in this market, it could possibly cause a reduction in the periods of this amortization charge or could possibly result in a noncash write-off of a portion of the intangibles’ carrying value. A reduction in the amortization period would have no cash effect. While we do not anticipate such a change in the market conditions, this disclosure is provided to enhance the understanding of the factors involved.

We have made disclosure of our environmental issues in Part I, Item I of the Ethyl 2003 Annual Report, as well as in the Notes to Consolidated Financial Statements of the Ethyl 2003 Annual Report. We believe our environmental accruals are appropriate for the exposures and regulatory guidelines under which we currently operate. While we currently do not anticipate significant changes to the many factors that could impact our environmental requirements, we continue to keep our accruals consistent with these requirements as they change.

Also, as noted in the discussion of Legal Proceedings in Item 3 of the Ethyl 2003 Annual Report, while it is not possible to predict or determine the outcome of any legal proceeding, it is our opinion that we will not experience materially adverse effects on our results of operations or financial condition as a result of any pending or threatened proceeding.

We use significant assumptions to record the impact of the pension and post-retirement plans in the financial statements. These assumptions include the discount rate, expected long-term rate of return, rate of compensation increase, and health care cost trend rate. A change in any one of these assumptions could result in significantly different results for the plans. We develop these assumptions after considering advice from a major global actuarial consulting firm. Information is provided on the pension and post-retirement plans in Note 19 of the Ethyl 2003 Annual Report. In addition, further disclosure on the impact of changes in these assumptions is provided in the “Financial Position and Liquidity” section of Item 7 of the Ethyl 2003 Annual Report.

Recently Issued Accounting Pronouncements

In January 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position FAS 106-1 (FSP FAS 106-1), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”. FSP FAS 106-1 was effective for interim or annual financial statements for fiscal years ending after December 7, 2003. It permitted a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). Because of various uncertainties related to this legislation and the appropriate accounting methodology for this event, we elected to defer financial recognition of this legislation until the FASB issued final accounting guidance. Subsequently, in May 2004, the FASB issued FASB Staff Position FAS 106-2 (FSP FAS 106-2), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP FAS 106-2 supercedes the provisions of FSP FAS 106-1 and is effective for interim periods beginning after June 15, 2004. FSP FAS 106-2 provides guidance on accounting for the effects of the Act.

While Medicare issued proposed regulations in August 2004, significant details were absent from the regulations, including guidance on the determination of an “actuarially equivalent” plan. We currently expect that our postretirement healthcare plan will be actuarially equivalent to the benefits provided under Medicare Part D of the Act. However, until the details of the regulations are clarified, we cannot complete all analyses necessary to finalize our expectation. Nevertheless, in accordance with our current understanding of the available accounting guidance and because we do expect our postretirement healthcare plan to be qualified, we have recognized the Act beginning July 1, 2004. The effect of the federal subsidy to which the Company is expected to be entitled to is an actuarial gain of approximately $5 million. It is expected that the subsidy will have the effect of reducing postretirement expense for the last six months of 2004 by approximately $200 thousand, of which we recognized $100 thousand in the third quarter 2004.

Related Party Transaction

Effective September 24, 2004, NewMarket Services Corporation (NewMarket Services), entered into a Membership Units Purchase and Assignment Agreement (the Agreement), with Bruce C. Gottwald and Floyd D. Gottwald, Jr. (collectively, the Gottwalds) and Old Town LLC (Old Town) under which NewMarket Services agreed to purchase all of the voting and non-voting units in Old Town LLC owned by the Gottwalds. The purchase price of $3.3 million was based on an appraisal conducted by an independent third-party. The Agreement was approved by our Audit Committee and independent directors.

Under the terms of the Agreement, in the event that NewMarket Services decides to sell substantially all of the assets of Old Town and receives an offer from a third-party for such assets, NewMarket Services must provide the offer to the Gottwalds, who will have 30 days to purchase the assets of Old Town on the same terms and conditions as contained in the third party offer. The Agreement also provides that each of the Gottwalds must resign as a manager of Old Town.

Bruce C. Gottwald is the Chairman our Board of Directors and the father of Thomas E. Gottwald, our Chief Executive Officer and member of our Board of Directors. Both Bruce C. Gottwald and Floyd D. Gottwald, who are brothers, each beneficially own more than 5% of the outstanding shares of our common stock.

In 2001, Old Town purchased approximately 1,600 acres of real property and related personal property, known as Old Town Farm, from us. We managed and maintained Old Town Farm in exchange for the right to use and make available for use by others Old Town Farm’s facilities, primarily for customer meetings and other business-related activities. We retained all revenue generated through the use of Old Town Farm. Old Town paid all costs of capital improvements to Old Town Farm.

Other Matters

Holding Company Structure

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

On May 27, 2004, at Ethyl’s annual meeting, Ethyl shareholders approved the transition to a holding company structure. Under the terms of the merger agreement, Ethyl Merger Sub was merged with and into Ethyl effective on June 18, 2004. Upon the closing of the transaction, NewMarket became the new parent holding company for Ethyl and its subsidiaries and each share of Ethyl common stock automatically converted into one share of NewMarket common stock. The NewMarket common stock began trading on the New York Stock Exchange on June 21, 2004, under the symbol “NEU.”

Following the establishment of the holding company structure, we completed the internal restructuring of our subsidiaries as a result of which, NewMarket became the parent company of two operating companies each managing its own assets and liabilities. Those companies are Afton Chemical Corporation (formerly named Ethyl Petroleum Additives, Inc.) (Afton) which focuses on petroleum additive products; and Ethyl, representing certain manufacturing operations and the tetraethyl lead (TEL) business. NewMarket also became the parent company of NewMarket Services Corporation, which provides various administrative services to NewMarket, Afton, and Ethyl.

MMT Developments

In July 2003, Afton completed its review of the MMT fleet study report released by the Alliance of Automobile Manufacturers (AAM) in July 2002. With the assistance of ENVIRON International Corporation, we concluded that the AAM study reaffirms that MMT is an acceptable fuel constituent that does not harm vehicle emission control systems. Afton Chemical reported these conclusions in a paper presented at the Society of Automotive Engineers (SAE) meeting in October 2003 in Pittsburgh, Pennsylvania. Nonetheless, the automotive industry continues to persist in demanding that oil companies discontinue the use of MMT and that governments disallow the use of the product. The automotive industry has more recently alleged that MMT may cause catalyst plugging in vehicles equipped with the most advanced emission control systems. However, no credible evidence to support this allegation has been provided by the automobile industry to us. As part of its ongoing research activities, Afton continues to monitor and test MMT compatibility with modern emission control systems and catalysts. In December 2003, the government of Canada released its “Proposed Framework for an Independent Third-Party Review of New Information on the Effects of MMT on Vehicle Emissions.” In their proposal, the Canadian government provided no timetable for the commencement or completion of the review. We welcome this independent third-party review of MMT, which we believe, when properly designed, conducted and interpreted, will reaffirm that MMT is compatible with modern emission control devices.

Substantially all of our customers in Canada have suspended the use of the gasoline additive MMT pending the results of the government of Canada-sponsored independent third-party review. To date, the government of Canada has not initiated the review. While this suspension has had a negative impact on our Canadian business, we have been able to expand the use of the product in other parts of the world, which has substantially offset the impact from the loss of the Canadian business. MMT is one of the most extensively tested fuel additives in history. While we are disappointed with the decision of our customers in Canada, we believe that MMT is an environmentally beneficial product that has proven its effectiveness in real-world use.

Outlook

Petroleum Additives

We have increased shipments of petroleum additives during the first nine months of this year compared to last year reflecting our progress in this market. The future profits of this segment will continue to be influenced by the factors we have discussed during this year. Those major factors include:

•	Our ability to recover the ever increasing costs of raw materials in the market place.

With crude oil around $50 per barrel, our basket of raw materials continues to escalate. We have been somewhat successful in recovering a portion of this increase through raising our prices and are in the process of another price increase this quarter. Generally, our margins are reduced when the costs of raw materials are rising rapidly, as our ability to raise prices lags the impact of the raw material increases. In addition to crude oil being high, many of the commodity chemicals we purchase are in tight demand, which increases the prices for these chemicals. As a result, even if crude oil comes down from these high levels, many of our raw material costs will remain high.

•	The relative value of the U.S. dollar to foreign currencies, predominately the Euro.

With our mix of business, our results are favorably impacted when the dollar is weak, relative to the Euro. We have enjoyed increased profits this year due to this relationship.

•	Our ability to continue to deliver solutions to our customers to help grow their business and the resultant need to spend research dollars to support those efforts.

We are not in a position to project a specific outcome for the year, but expect that the fourth quarter is likely to be closer in profit to the third quarter than to either of the first two quarters of this year.

TEL

There have been no major changes to the factors that influence the profits that we will earn from TEL in any given year. The product continues to be phased out around the world. We have been somewhat successful in reducing the profit impact of the volume decline with improvements in price, as we price to the economic value of the product. We continue to expect that the second half of the year will be lower than the first half.

Cash Flow

We expect that our debt reduction for this year will be in the $25 million range. This is somewhat lower than we achieved in the past few years. Factors affecting this include higher accounts receivables as our business grows, higher cost of sales as raw material prices continue to escalate, as well as increased inventory levels. As previously communicated, DSM Copolymer, Inc., our viscosity index improver supplier, notified us of their intent to terminate a supply contract with us in mid-2005 due to their plan to close the plant that currently provides us with this product. As part of our transition plan, we expect to build approximately $10 million of inventory, which will be used during the course of 2005.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our market risk from the information provided in the Ethyl 2003 Annual Report for the year ended December 31, 2003.

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, we carried out an evaluation, with the participation of our management, including our chief executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our chief executive officer and our principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to NewMarket, including our consolidated subsidiaries, required to be included in NewMarket’s periodic SEC filings. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

ITEM 1.	Legal Proceedings

Ethyl Corporation was served as a defendant in a case filed in the Circuit Court for Baltimore City, Maryland, in September 1999, Smith, et al. v. Lead Industries Association, Inc., et al., alleging personal injuries for seven children from lead exposure arising from lead paint and dust from tailpipe emissions due to leaded gasoline. The court dismissed Ethyl and some other defendants from the case in February 2002 and granted summary judgment to the remaining defendants in November 2002. The plaintiffs appealed both decisions, but did not appeal the dismissal of Ethyl as a defendant. The Court of Special Appeals of Maryland reversed the trial court’s decision in part, but noted in its decision that the claims related to tailpipe emissions (the only claims concerning Ethyl) had not been appealed. The Court of Appeals of Maryland has granted the petition for a writ of certiorari and ordered argument during the January 2005 session of the Court. If such claims are further pursued against Ethyl, we believe Ethyl has strong defenses and will vigorously defend any such claims.

ITEM 6.	Exhibits

Exhibit 3.1	Amended Bylaws of the Company (incorporated by reference to Exhibit 3.1 to NewMarket’s Current Report on Form 8-K filed August 30, 2004)

Exhibit 10.1	Membership Units Purchase and Assignment Agreement, effective as of September 24, 2004, by and between Bruce C. Gottwald and Floyd D. Gottwald, Jr., NewMarket Services Corporation and Old Town LLC (incorporated by reference to Exhibit 10.1 to NewMarket’s Current Report on Form 8-K filed September 24, 2004)

Exhibit 10.2	Services Agreement, dated as of July 1, 2004, by and between NewMarket Services Corporation and Afton Chemical Corporation

Exhibit 10.3	Services Agreement, dated as of July 1, 2004, by and between NewMarket Services Corporation and Ethyl Corporation

Exhibit 10.4	Services Agreement, dated as of July 1, 2004, by and between NewMarket Services Corporation and NewMarket Corporation

Exhibit 31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald

Exhibit 31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by David A. Fiorenza

Exhibit 32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald

Exhibit 32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David A. Fiorenza

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMARKET CORPORATION
(Registrant)

Date:	November 5, 2004	By:	/s/ D. A. Fiorenza
David A. Fiorenza Vice President and Treasurer (Principal Financial Officer)

Date:	November 5, 2004	By:	/s/ Wayne C. Drinkwater
Wayne C. Drinkwater Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 10.2	Services Agreement, dated as of July 1, 2004, by and between NewMarket Services Corporation and Afton Chemical Corporation

Exhibit 10.3	Services Agreement, dated as of July 1, 2004, by and between NewMarket Services Corporation and Ethyl Corporation

Exhibit 10.4	Services Agreement, dated as of July 1, 2004, by and between NewMarket Services Corporation and NewMarket Corporation

Exhibit 31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Thomas E. Gottwald

Exhibit 31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of David A. Fiorenza

Exhibit 32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald

Exhibit 32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David A. Fiorenza