Form 10-K
period 2004-12-31
NEWMARKET CORP
filed 2005-03-14
CIK 1282637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-32190

NEWMARKET CORPORATION

Incorporated pursuant to the Laws of the Commonwealth of Virginia

Internal Revenue Service Employer Identification No. 20-0812170

330 South Fourth Street

Richmond, Virginia 23219-4350

804-788-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
COMMON STOCK, without par value	NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

Aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2004: $321,249,383.70 *

Number of shares of Common Stock outstanding as of February 28, 2005: 16,981,759

DOCUMENTS INCORPORATED BY REFERENCE

Portions of NewMarket Corporation’s definitive Proxy Statement for its 2005 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the Proxy Statement) are incorporated by reference into Part III of this Annual Report on Form 10-K.

*In determining this figure, an aggregate of 2,001,049 shares of Common Stock reported in the registrant’s Proxy Statement for the 2005 Annual Meeting of Shareholders as beneficially owned by Bruce C. Gottwald and members of his immediate family have been excluded and treated as shares held by affiliates. See Item 12. The aggregate market value has been computed on the basis of the closing price in the New York Stock Exchange Composite Transactions on June 30, 2004 as reported by The Wall Street Journal.

Form 10-K

PART I

ITEM 1.    BUSINESS

In 2004, the Board of Directors of Ethyl Corporation (Ethyl) unanimously recommended and Ethyl’s shareholders approved a new holding company structure. Upon establishment of the holding company structure on June 18, 2004, each share of Ethyl common stock was automatically converted into one share of NewMarket Corporation (NewMarket) common stock. NewMarket common stock began trading on the New York Stock Exchange on June 21, 2004 under the ticker symbol “NEU.”

Following the establishment of the holding company structure, we completed an internal restructuring of our subsidiaries. After the internal restructuring, we continue to operate our business along functional lines, with NewMarket as the parent company of two major operating subsidiaries: Ethyl Corporation and Afton Chemical Corporation (Afton), formerly Ethyl Petroleum Additives, Inc. Each manages its own assets and liabilities. Ethyl represents the tetraethyl lead (TEL) business and certain manufacturing operations and Afton encompasses the petroleum additives business. NewMarket also became the parent company of NewMarket Services Corporation, which provides various administrative shared services to NewMarket, Afton, and Ethyl.

References in this Annual Report on Form 10-K to “we,” “our,” and “NewMarket” are to NewMarket Corporation and its subsidiaries on a consolidated basis, unless the context indicates otherwise.

This new structure mirrors the way we have managed operations for many years and adds what we believe are important strengths. The holding company structure distinguishes the parent from the operating subsidiaries thereby clarifying operational structures. We believe that the holding company structure will facilitate diversification into new markets and will improve financing options.

Equally important, we believe that the new structure allows Afton and Ethyl management to focus on the strategies, systems, and opportunities that offer the greatest potential for their respective product lines and markets. See the “Other Matters” section in “Item 1—Business” for further information on our corporate structure.

As a specialty chemicals company, Afton provides highly formulated packages of lubricant and fuel additives. Afton develops, manufactures and blends fuel and lubricant additive products, and markets and sells these products worldwide. Afton is one of the largest global producers of lubricant additives and we believe offers the broadest line of fuel additives worldwide. Lubricant and fuel additives are necessary products for efficient maintenance and reliable operation of all vehicles and machinery. From additive components to custom-formulated chemical blends, we believe Afton provides customers with products and solutions that make fuels burn cleaner, engines run smoother, and machines last longer.

Afton serves the lubricant and fuel market with three unique brands. HiTEC® petroleum additives are formulated to provide our customers with a measurable and sustainable marketing or cost advantage. Our GREENBURN® product line provides immediate, sustained, and economical emission reductions across the entire spectrum of distillate fuels, and our TecGARD™ brand is specially formulated to improve the reliability and performance of metalworking operations. All three brands are marketed worldwide by Afton employees and our valuable channel partners.

Afton has developed long-term relationships with its customers in every major region of the world, which Afton serves through five manufacturing facilities in North America and Europe.

Afton has more than 200 employees dedicated to research and development who work closely with their customers to develop chemical formulations that are tailored to the customers’ and the end-users’ specific needs. Afton’s portfolio of technologically advanced, value-added products allows it to provide a full range of products and services to its customers.

Through Ethyl, we are one of the primary marketers of TEL in North America, and through the marketing agreements with The Associated Octel Company Limited and its affiliates (Octel), we are the only marketer of TEL outside of North America.

We were incorporated in the Commonwealth of Virginia in 2004. Our principal executive offices are located at 330 South Fourth Street, Richmond, Virginia, and our telephone number is (804) 788-5000. We employed 1,135 people at year-end 2004.

Business Segments

We report our business in two distinct segments: petroleum additives and TEL. We divide our business this way due to the operational differences between the two business units. The petroleum additives business operates in a market where we actively seek opportunities, while TEL is a mature product with declining demand and is marketed primarily through third-party agreements. Financial information concerning our segments is provided in Item 8, “Financial Statements and Supplementary Data.”

Petroleum Additives—Petroleum additives are used in lubricating oils and fuels to enhance their performance in machinery, vehicles, and other equipment. We manufacture component chemicals that are selected to perform one or more specific functions and blend those chemicals with other components to form packages for use in specified end-user applications. The petroleum additives market is an international marketplace, with customers ranging from oil companies and refineries to vehicle original equipment manufacturers (OEMs) and other specialty chemical companies.

We view the petroleum additives marketplace as being comprised of two broad product groupings: lubricant additives and fuel additives. Lubricant additives are highly formulated chemical products that improve the performance, durability and functionality of mineral oils, thereby enhancing the performance of machinery and engines. Fuel additives are chemical components and products that improve the refining process and performance of gasoline, diesel and other fuels, resulting in lower fuel costs, better vehicle performance, and reduced tailpipe or smoke stack emissions.

Our success in the petroleum additives segment is due to our technical capabilities, our formulation expertise, our close relationships with our customers, our broad differentiated product offerings, and our global distribution capabilities. We invest significantly in research and development in order to meet our customers’ needs, as well as the rapidly changing environment for new and improved products and services.

Lubricant Additives

Lubricant additives are essential ingredients for lubricating oils. Lubricant additives are used in a wide variety of vehicle and industrial applications, including engine oil, automatic transmission fluids, gear oils, hydraulic oils, turbine oils, and in virtually any other application where metal-to-metal moving parts are utilized. Lubricant additives are organic and synthetic chemical components that enhance wear protection, prevent deposits, and protect against the hostile operating environment of an engine, transmission, axle, hydraulic pump, or industrial machine.

Lubricants are used in nearly every piece of operating machinery from heavy industrial equipment to vehicles. Lubricants provide a layer of insulation and protection between moving mechanical parts. Without this layer of protection, the normal functioning of machinery would not occur. Effective lubricants reduce downtime, prevent accidents, and increase efficiency. Specifically, lubricants serve the following main functions:

•	Friction reduction—Friction is reduced by maintaining a thin film of lubricant between moving surfaces, preventing them from coming into direct contact with one another and reducing wear on moving machinery.

•	Heat removal—Lubricants act as coolants by removing heat resulting from either friction or through contact with other, higher temperature materials.

•	Containment of contaminants—Lubricants can be contaminated in many ways, especially over time. Lubricants are required to function by carrying contaminants away from the machinery and neutralizing the deleterious impact of the by-products of combustion.

The functionality of lubricants is created through an exact balance between a base mineral oil and performance enhancing additives. This balance is the goal of effective formulations achieved by experienced research professionals. We offer a full line of lubricant additive products, each of which is composed of component chemicals specially selected to perform desired functions. We manufacture most of the chemical components and blend these components to create products designed to meet industry and customer specifications. Lubricant additive components are generally classified based upon their intended functionality, including:

•	viscosity index modifiers, which improve the viscosity and temperature characteristics of lubricants and help the lubricant flow evenly to all parts of an engine or machine;

•	detergents, which clean moving parts of engines and machines, suspend oil contaminants and combustion byproducts, and absorb acidic combustion products;

•	dispersants, which serve to inhibit the formation of sludge and particulates;

•	extreme pressure/antiwear agents, which reduce wear on moving engine and machinery parts; and

•	antioxidants, which prevent oil from degrading over time.

We are one of the leading global suppliers of specially formulated lubricant additives that combine some or all of the components described above. Our products are highly formulated, complex chemical compositions derived from extensive research and testing to ensure all additive components work together to provide the intended results. Our products are engineered to meet specifications prescribed by either the industry generally or a specific customer. Purchasers of lubricant additives tend to be oil companies, distributors, and refineries.

Key drivers of lubricant additives demand include total vehicle miles driven, vehicle production, equipment production, the average age of vehicles on the road, new engine and driveline technologies, and drain/refill intervals.

We view the lubricant marketplace as comprising two primary components: engine oil additives and specialty additives. These two components include common customers, are served by our same plants and are supported with a common sales, as well as research and development workforce.

Engine Oil Additives—The largest submarket within the lubricant additives marketplace is engine oils, which we estimate represents approximately 70% of the overall lubricant additives market volume, yet a much lower percentage of the overall market profitability. The engine oil market customers include consumers, service stations, and OEMs. The extension of drain intervals has generally offset increased demand due to higher vehicle population and more miles driven. The primary functions of engine oil additives are to reduce friction, prevent wear, control formation of sludge and oxidation, and prevent rust. Engine oil additives are typically sold to lubricant manufacturers who combine them with a base oil product to meet internal, industry, and OEM specifications.

Key drivers of the engine oils market are the number of vehicles on the road, drain intervals for engine oils, engine and crankcase size, changes in engine design, and temperature and specification changes driven by the OEMs. Customer and supplier dynamics have created a difficult marketplace for engine oil additives in recent years as the marketplace prices engine oil products more like a commodity. This has resulted in significant margin pressure being experienced by producers of engine oil additives.

Afton’s goal is to improve the profitability of this product line by developing additives that are specially formulated for the vehicles people drive and the way they drive them. Afton offers additives for oils that we believe protect the modern engine and makes additives that are specially formulated to protect high mileage vehicles. Afton offers products that enhance the performance of mineral, part-synthetic, and fully-synthetic engine oils.

Specialty Additives—The specialty additive submarket is comprised of additives designed for products such as automatic transmission fluids (ATF), gear oils, and industrial fluids, which serve both driveline and industrial applications. This submarket comprises approximately 30% of the overall lubricant additives market volume, but a much larger percentage of its overall profitability. ATFs primarily serve as the power transmission and heat transfer medium in the area of the transmission where the torque of the drive shaft is transferred to the gears of the vehicle. Gear additives lubricate gears, bearings, clutches, and bands in the gear-box and are used in vehicles, off-highway, hydraulic, and marine equipment. Other products in this area consist of hydraulic transmission fluids, universal tractor fluids, power steering fluids, shock absorber fluids, gear oils, lubricants for heavy machinery, and vehicle greases. These products must conform to highly prescribed specifications developed by vehicle OEMs for specific models or designs. These additives are generally sold to oil companies and often ultimately to vehicle OEMs for new vehicles (factory-fill). End-products are also sold to service dealers for aftermarket servicing (service-fill). Our TecGARD™ additives are marketed to the metalworking industry with state-of-the-art solutions for the market.

Key drivers of the specialty additives marketplace are the number of vehicles manufactured, drain intervals for ATF and gear applications, changes in engine and transmission design and temperatures, and specification changes driven by the OEMs.

Fuel Additives

Fuel additives are chemical compounds that are used to improve both the oil refining process and the performance of gasoline, diesel, and other fuels. Benefits of fuel additives in the oil refining process include reduced use of crude oil, lower processing costs, and improved fuel storage properties. Fuel performance benefits include ignition improvements, emission reductions, fuel economy improvements, and engine cleanliness, as well as protection against deposits in fuel injectors, intake valves and the combustion chamber. Our fuel additives are extensively tested and designed to meet stringent industry, government, and OEM requirements.

Many different types of additives are used in fuels. Their use is generally determined by customer, industry, OEM and government specifications and often differs from country to country. The types of fuel additives we offer include:

•	gasoline performance additives, which clean and maintain key elements of the fuel delivery systems, including fuel injectors and intake valves, in gasoline engines;

•	diesel fuel performance additives, which perform similar cleaning functions in diesel engines;

•	cetane improvers, which increase the cetane number (ignition quality) in diesel fuel by reducing the delay between injection and ignition;

•	stabilizers, which reduce or eliminate oxidation in fuel;

•	corrosion inhibitors, which minimize the corrosive effects of combustion by-products and prevent rust;

•	lubricity additives, which restore lubricating properties lost in the refining process;

•	cold flow improvers, which improve the pumping and flow of diesel in cold temperatures; and

•	octane enhancers, which increase octane ratings and decrease emissions.

We believe we offer the broadest line of fuel additives worldwide and sell our products to major fuel marketers and refiners, as well as independent terminals and other fuel blenders.

Key drivers in the fuel additive marketplace include total vehicle miles driven, the introduction of more sophisticated engines, regulations on emissions (both gasoline and diesel), quality of crude oil slate and performance standards and marketing programs of major oil companies.

Competition

In the lubricant additives submarket of petroleum additives, we believe that the four top suppliers in 2004 supplied over 80% of the market. These suppliers include Lubrizol, Infineum (a joint venture between ExxonMobil Chemical and Shell), Oronite (a subsidiary of ChevronTexaco), and Afton. Several other suppliers comprise the remaining market share.

The fuel additives submarket is fragmented and characterized by more competitors. While we participate in many facets of the fuels market, our competitors tend to be more narrowly focused. In the gasoline detergent market, we compete mainly against BASF and Oronite; in the cetane improver market, we compete against SNPE of France and Exchem of the U.K.; and in the diesel markets, we compete against Lubrizol, Infineum, BASF, and Octel.

The competition among the participants in these industries is characterized by the need to provide customers with cost effective, technologically capable products that meet or exceed industry specifications. The need to continually lower cost through formulation technology and cost improvement programs is vital for success in this environment.

Tetraethyl Lead—TEL is a distinct business segment. TEL is used as an octane enhancer in gasoline to improve ignition qualities and operating performance of fuel. Since the 1920s, TEL has been used to prevent “engine knock,” a condition of poor combustion timing causing loss of engine power. In the 1970s, U.S. automobile manufacturers began including emissions control technology in vehicles to comply with the Federal Clean Air Act. When the surface metal of a catalytic converter in emissions control systems was deemed incompatible with lead, unleaded gasoline became the fuel standard in the United States with other countries following. Octel is now the only manufacturer of TEL worldwide. Through our agreements with Octel, we receive 32% of the net proceeds from the sale of TEL by Octel in all regions of the world except North America. In North America, we continue to purchase a small quantity of TEL from Octel and sell it to selected customers for aviation and racing fuel. Our agreements with Octel expire in 2010, but contain provisions for extensions thereafter.

We expect the market for TEL to continue to decline. The rate of decline will vary from year to year and an exact year-on-year decline rate is difficult to project. The rate of decline will be determined in a large part by major customers’ plans to cease using the product. Our marketing agreements with Octel should help us manage this declining market by providing efficiencies of operation while maximizing cash flow.

Raw Materials and Product Supply

We use a variety of raw materials and chemicals in our manufacturing and blending processes and believe the sources of these are adequate for our current operations. The most important raw materials for Afton are base oil, polyisobutylene, maleic anhydride, olefin copolymers, antioxidants, alcohols, and methacrylates. The chemical industry, in general, is experiencing some tightness in the supply of certain commodity materials. We continue to monitor the situation and will adjust our procurement strategies accordingly. Generally, we purchase major raw materials and chemicals under long-term contracts with multi-source suppliers. Certain products are obtained through single-source suppliers.

We have the following long-term supply agreements for raw materials and finished products:

•	Octel supplies TEL for our North American sales of that product under an agreement expiring in 2010, with extensions subject to certain terms and conditions.

•	Albemarle Corporation (Albemarle) supplies methylcyclopentadienyl manganese tricarbonyl (MMT®), a fuel additive, under a supply agreement expiring in 2014.

During 2003, DSM Copolymer, Inc., our supplier of olefin copolymer viscosity index improvers, notified us of their intent to terminate a long-term supply agreement in mid-2005. The contract was initially scheduled to terminate in 2012. We have developed other supply alternatives and expect no disruption of supply. These new alternatives may be more expensive than the previous agreement.

Prior to the sale of our antioxidant business to Albemarle in January 2003, Albemarle supplied certain antioxidant finished products to us under a supply agreement that would have expired in 2014. They continue to supply antioxidants for our internal needs.

Research, Development, and Testing

Research, development, and testing (R&D) provides the basis for our global petroleum additives technology. We develop products through a combination of chemical synthesis, formulation, engineering design and performance testing. In addition to products, R&D also provides our customers with technical support to assure total customer satisfaction.

We are committed to providing the most advanced products, comprehensive testing programs and superior technical support to our customers worldwide. R&D expenditures, which totaled $65 million in 2004, $58 million in 2003, and $51 million in 2003, are expected to grow modestly in 2005 in support of our core technology areas. The efficiency of our R&D spending continues to improve through expansion of internal testing capabilities and project management processes.

Afton continues to develop new technology and products to meet the changing requirements of OEMs and to keep our customers well positioned for the future. In 2004, we continued advancements in automatic transmission fluid technologies with new fill-for-life transmission fluids to meet specific OEM specifications. In addition, we have built strong fundamental research and modeling capabilities on additive/fluid interactions with critical transmission components. New gear technologies and formulations were developed that combine increased fuel efficiency and the ability to significantly lower break-in temperatures of new axles in the field. New engine oil technology was developed that improves performance in existing engine oil categories and sets the stage for development of efficient new formulations for the next-generation passenger car and heavy-duty diesel engine oil categories. New products were launched in both gasoline and diesel performance additive areas, both of which increase deposit control performance in fuel and combustion management systems.

Intellectual Property

Our intellectual property, including our patents, licenses, and trademarks, is an important component of our business. We actively protect our inventions, new technologies, and product developments by filing patent applications or maintaining trade secrets. We currently own approximately 1,000 issued United States and foreign patents, with a significant number of additional patents pending. The use of technology covered by several of these patents and trade secrets is licensed to others through an active royalty-generating licensing program. In addition, we have acquired the rights under patents and inventions of others through licenses. We take care to respect the intellectual property rights of others and we believe our products do not infringe upon those rights. We vigorously participate in patent opposition proceedings around the world, where necessary, to secure a technology base free of infringement. We believe our patent position is strong, aggressively managed, and sufficient for the conduct of our business.

We also have several hundred trademark registrations throughout the world for our marks, including Ethyl®, MMT®, HiTEC®, and GREENBURN®, as well as several pending trademark applications, including NewMarket™ and Afton Chemical™.

Commitment to Environmental and Safety Excellence

We are committed to continuous improvement and vigilant management of the health and safety of our employees, neighbors and customers, as well as the stewardship of the environment. One way we demonstrate this commitment is by supporting the principles of the American Chemistry Council (ACC) Responsible Care®

program. Safety in all actions is a way of life at NewMarket—enhancing operations, the way we work, and the relationships we maintain with our customers and our communities. Our executive management meetings begin with a review of our environmental and safety performance. We challenge ourselves to be a leader in the chemical industry with our performance. We have established goals that are continuous in nature and are just a portion of the metrics we use to manage the worldwide environmental and safety aspects of our business. Our many goals include having:

•	Zero reportable injuries,

•	Zero reportable spills, and

•	Zero process safety incidents.

Our objective is to establish a culture where each of our employees understands that good environmental and safety performance is good business and understands that environmental compliance and safety is their personal responsibility.

On the goal of reportable injuries, our worldwide recordable rate (which is the number of injuries per 200,000 hours worked) in 2004 was 0.83, which is somewhat better than our 2003 rate and is our second best year of the last eleven years. We have demonstrated continuous improvement with a downward aggregate trend over the last five years. NewMarket’s safety performance represents a focused effort by all of our employees. We are extremely proud of our accomplishments in the safety area, especially when compared to safety records in other industries. We are committed to the safety of our employees and our neighbors and believe our record demonstrates that commitment.

As members of the ACC, Afton and Ethyl have provided data on the eight metrics used to track environmental, safety, and product stewardship performance of the member companies. These can be viewed at www.RESPONSIBLECARE-US.com. The information on this website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated in any other filings we make with the SEC.

Environmental

We operate under policies that we believe comply with federal, state, local, and foreign requirements regarding the handling, manufacture, and use of materials. One or more regulatory agencies may classify some of these materials as hazardous or toxic. We also believe that we comply with laws, regulations, statutes, and ordinances protecting the environment, including those related to the discharge of materials. We expect to continue to comply in every material respect.

We regularly review the status of significant existing or potential environmental issues. We accrue and expense our proportionate share of environmental remediation and monitoring costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 5 and Financial Accounting Standards Board Interpretation No. 14, as clarified by the American Institute of Certified Public Accountants Statement of Position 96-1. As necessary, we adjust our accruals based on current information.

Total gross liabilities accrued at year-end for environmental remediation were $22 million for 2004 and $23 million for 2003. In addition to the accruals for environmental remediation, we also had accruals for dismantling and decommissioning costs of $7 million at December 31, 2004 and $10 million at December 31, 2003. The decrease in the accruals for both remediation, as well as dismantling and decommissioning costs from year-end 2003 to 2004 is primarily the result of activity at TEL sites in Canada and Houston, as well as the benefit of technology improvements at a Superfund site. As new technology becomes available, it may be possible to further reduce accrued amounts. While we believe that we are fully accrued for known environmental issues, it is possible that unexpected future costs could have a significant financial impact on our financial position and results of operations.

We recorded expected insurance reimbursement assets related to the environmental remediation, dismantling, and decommissioning accruals of $3 million at December 31, 2003. There were no expected insurance reimbursements at December 31, 2004. During the third quarter 2004, we reached a $16 million environmental insurance settlement resulting in the collection of expected insurance reimbursements. The gain on this settlement amounted to $13 million and is reflected in the Consolidated Statements of Income under the caption “Special item income.” We received $8 million during 2004. We received $4 million in February 2005 and will receive the remaining $4 million in the first quarter 2006.

We spent approximately $14 million in 2004 and $13 million in both 2003 and 2002 for environmental operating and clean-up costs, excluding depreciation of previously capitalized expenditures. Of these amounts, the ongoing costs of operations were $13 million in 2004 and $11 million in 2003 and 2002. The balance represents clean-up, or remediation and monitoring costs. These environmental operating and clean-up expenses are included in cost of goods sold. In 2005, we expect environmental operating and remediation costs to be about the same as 2004.

For capital expenditures on pollution prevention and safety projects, we spent $4 million in 2004, $3 million in 2003, and $5 million in 2002. Over each of the next two years, we expect capital expenditures for these types of projects to be approximately $7 million to $8 million due to modifications needed to meet the Miscellaneous Organic National Emissions Standards for Hazardous Air Pollutants regulation.

Our estimate of the effects of complying with governmental pollution prevention and safety regulations is subject to:

•	potential changes in applicable statutes and regulations (or their enforcement and interpretation);

•	uncertainty as to the success of anticipated solutions to pollution problems;

•	uncertainty as to whether additional expense may prove necessary; and

•	potential for emerging technology to affect remediation methods and reduce associated costs.

We are subject to the federal Superfund law and similar state laws under which we may be designated as a potentially responsible party (PRP). As a PRP, we may be liable for a share of the costs associated with cleaning up hazardous waste sites such as a landfill to which we may have sent waste.

In de minimis PRP matters and in some minor PRP matters, we generally negotiate a consent decree to pay an apportioned settlement. This relieves us of any further liability as a PRP, except for remote contingencies. Settlement costs for a de minimis participant are typically less than $50,000. Settlement costs for a minor participant are typically less than $300,000.

We are also a PRP at some Superfund sites where our liability may be in excess of de minimis or minor PRP levels. Most Superfund sites where we are a PRP represent environmental issues that are quite mature. The sites have been investigated, and in many cases, the remediation methodology, as well as the proportionate shares of each PRP have been established. Other sites are not as mature, which makes it more difficult to reasonably estimate our share of the future clean-up or remediation costs. We have previously accrued the estimated expense of the remediation and monitoring of these sites. Generally, remediation and monitoring will go on for an extended period.

During 2000, the Environmental Protection Agency (EPA) named us as a PRP under Superfund law for the clean-up of soil and groundwater contamination at the Sauget Area 2 Site in Sauget, Illinois. Without admitting any fact, responsibility, fault, or liability in connection with this site, we are participating with other PRPs in site investigations and feasibility studies.

The Sauget Area 2 Site PRPs submitted a Remedial Investigation and Feasibility Studies (RI/FS) to the EPA in early 2004. We have accrued our estimated proportional share of the expenses for the RI/FS. We also accrued our best estimate of our proportional share of the remediation liability proposed in that submission. The EPA has since not accepted the RI/FS. In addition, at a recent meeting with the EPA in December 2004, the scope and direction of the RI/FS were further discussed leading to our conclusion that the RI/FS process will probably take one to two years to complete. The RI/FS work is ongoing, and we believe it is not at a stage where any further conclusion can be drawn as to the remediation liability we may incur. We do not believe there is any additional information available as a basis for revision of the liability that we have established. The amount accrued for this site is not material.

During late 2003, one of the other PRPs for the Sauget Area 2 Site declared bankruptcy. The performance of this PRP and its related entities is uncertain. We have not yet determined what, if any, impact this may have on us.

We also own several other environmental sites where we are in the process of remediation and monitoring. At one of our major sites in the United States, we have substantially completed remediation and will be monitoring the site for an extended period. In addition, during 2004 we began dismantling and remediation at our Canadian TEL plant.

Geographic Areas

We have operations in the United States, Europe, Asia, Latin America, Australia, and Canada. The economies are stable in most of the countries where we operate. In countries with more political or economic uncertainty, we generally minimize our risk of loss by utilizing U.S. dollar-denominated transactions, letters of credit, and prepaid transactions. We also participate in selective foreign currency forward contracts at certain times. Our foreign customers mainly consist of financially viable government organizations and large companies.

The table below reports net sales and long-lived assets by geographic area. Except for the United States and Canada, no country exceeded 10% of net sales during any year. Canada exceeded 10% of net sales only in 2003 and 2002. The United States was the only country that exceeded 10% of long-lived assets in any year. We assign revenues to geographic areas based on the location to which the product was shipped. The change in net sales during the three-year period is discussed more fully in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Geographic Areas

	2004	2003	2002
	(in millions of dollars)
Net Sales
United States	$326	$264	$216
Canada	80	93	81
Other foreign	488	399	359

Consolidated net sales	$894	$756	$656

Long-lived assets (a)
United States	$199	$215	$238
Foreign	44	51	70

Total long-lived assets	$243	$266	$308

(a)	Long-lived assets include property, plant, and equipment, net of depreciation, as well as intangible assets and prepayments for services, both net of amortization.

Other Matters

Holding Company Structure—On August 8, 2003, Ethyl filed a request with the Internal Revenue Service (IRS) seeking rulings as to certain federal income tax consequences of the creation of a holding company structure by Ethyl and a related internal restructuring. Ethyl received a private letter ruling on February 5, 2004, from the IRS stating that the holding company transaction and the internal restructuring generally will qualify as tax-free for U.S. federal income tax purposes. On February 26, 2004, Ethyl’s Board of Directors determined that the creation of a holding company structure was in the best interests of Ethyl and its shareholders. The Board then unanimously voted to adopt an Agreement and Plan of Merger by and among Ethyl, Ethyl Merger Sub, Inc., and NewMarket (merger agreement) to create the holding company structure and to recommend that Ethyl shareholders approve the transaction.

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

Following the establishment of the holding company structure, we completed the internal restructuring of our subsidiaries as a result of which, NewMarket became the parent company of two operating companies, each managing its own assets and liabilities. Those companies are Afton, which focuses on petroleum additive products; and Ethyl, representing certain manufacturing operations and the TEL business. NewMarket also became the parent company of NewMarket Services Corporation, which provides various administrative services to NewMarket, Afton, and Ethyl.

MMT Developments—In July 2003, Afton completed its review of the MMT fleet study report released by the Alliance of Automobile Manufacturers (AAM) in July 2002. With the assistance of ENVIRON International Corporation, we concluded that the AAM study reaffirms that MMT is an acceptable fuel constituent that does not harm vehicle emission control systems. Afton reported these conclusions in a paper presented at the Society of Automotive Engineers (SAE) meeting in October 2003 in Pittsburgh, Pennsylvania. Nonetheless, the automotive industry continues to persist in demanding that oil companies discontinue the use of MMT and that governments disallow the use of the product. The automotive industry has more recently alleged that MMT may cause catalyst plugging in vehicles equipped with the most advanced emission control systems. However, no credible evidence to support this allegation has been provided by the automobile industry to us. As part of its ongoing research activities, Afton continues to monitor and test MMT compatibility with modern emission control systems and catalysts. In December 2003, the government of Canada released its “Proposed Framework for an Independent Third-Party Review of New Information on the Effects of MMT on Vehicle Emissions.” In its proposal, the Canadian government provided no timetable for the commencement or completion of the review. We believe that this independent third-party review of MMT, when properly designed, conducted and interpreted, will reaffirm that MMT is compatible with modern emission control devices.

Substantially all of our customers in Canada have suspended the use of the gasoline additive MMT, pending the results of the government of Canada-sponsored independent third-party review. To date, the government of Canada has not initiated the review. While this suspension has had a negative impact on our Canadian business, we have been able to expand the use of the product in other parts of the world, which has substantially offset the impact from the loss of the Canadian business. MMT is one of the most extensively tested fuel additives in history. While we are disappointed with the decision of our customers in Canada, we believe that MMT is an environmentally beneficial product that has proven its effectiveness in real-world use.

Availability of Reports Filed with the Securities and Exchange Commission and Corporate Governance Documents

Our Internet website address is www.newmarket.com. We make available, free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act

of 1934, as amended, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC.) In addition, our Corporate Governance Guidelines, Code of Conduct, and the charters of our Audit; Bonus, Salary and Stock Option; and Nominating and Corporate Governance Committees, are available on our website and are available in print, without charge, to any shareholder upon request by contacting our Corporate Secretary at NewMarket Corporation, 330 South Fourth Street, Richmond, Virginia 23219. The information on our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the SEC.

ITEM 2.    PROPERTIES

Our principal operating properties are shown below. Unless indicated, we own the research, development, and testing facilities and manufacturing properties, which primarily support the petroleum additives business segment.

Research, Development, and Testing	Richmond, Virginia Bracknell, England (leased)
Tsukuba, Japan (leased)
Ashland, Virginia (leased)

Manufacturing and Distribution	Feluy, Belgium (lubricant additives)

Houston, Texas (lubricant and fuel additives; also TEL storage and distribution)

Natchez, Mississippi (idled facility)

Port Arthur, Texas (lubricant additives)

Rio de Janeiro, Brazil (petroleum additives storage and distribution)

Sarnia, Ontario, Canada (fuel additives)

Sauget, Illinois (lubricant and fuel additives)

We own our corporate headquarters located in Richmond, Virginia, and generally lease our regional and sales offices located in a number of areas worldwide.

Production Capacity

We believe our plants and supply agreements are sufficient to meet expected sales levels. Operating rates of the plants vary with product mix and normal sales swings. We believe that our facilities are well maintained and in good operating condition.

During 2003, we ceased manufacturing at our facility in Rio de Janeiro, Brazil. This facility is currently operating as a terminal location providing storage, blending, and distribution of petroleum additives.

ITEM 3.     LEGAL PROCEEDINGS

We are involved in legal proceedings that are incidental to our business and include administrative or judicial actions seeking remediation under environmental laws, such as Superfund.

These proceedings include certain product liability cases. The only product liability cases of potential consequence in which we are involved are TEL-related. In one case, Ethyl was served as a defendant in a case filed in the Circuit Court for Baltimore City, Maryland, in September 1999. Smith, et al. v. Lead Industries Association, Inc., et al., alleged personal injuries for seven children from lead exposure arising from lead paint and dust from tailpipe emissions due to leaded gasoline. The court dismissed Ethyl and some other defendants from the case in February 2002 and granted summary judgment to other defendants in November 2002. The plaintiffs have appealed both decisions, but did not appeal the dismissal of Ethyl as a defendant. The Court of Special Appeals of Maryland reversed the trial court’s decision in part, but noted in its decision that the claims related to tailpipe emissions (the only claims concerning Ethyl) had not been appealed. The Court of Appeals of Maryland granted the petition for a writ of certiorari and heard arguments during the January 2005 session of the Court, but no decision has been rendered. If such claims are further pursued against Ethyl, we believe Ethyl has strong defenses and will vigorously defend any such claims.

Like many other companies, we are also a defendant in personal injury lawsuits involving exposure to asbestos. These cases involve exposure to asbestos in premises owned or operated, or formerly owned or operated, by subsidiaries of NewMarket. We have never manufactured, sold or distributed products that contain asbestos. Nearly all of these cases are pending in Texas, Louisiana, or Illinois and involve multiple defendants. We maintain an accrual for these proceedings. In addition, in 2002, we recorded a receivable from Albemarle in the amount of $4 million for premises asbestos liability obligations. We invoiced Albemarle for the $4 million payment. Albemarle disputes this payment and its obligations for premises asbestos liabilities. We, however, believe that Albemarle is responsible for the payments, as well as certain current and future liability claims, pursuant to an indemnification agreement between the companies dated as of February 28, 1994. We expect to fully recover the amounts in the next twelve months.

We accrue for our premises asbestos liability related to currently asserted claims based on the following assumptions and factors:

•	We are often one of many defendants. This factor influences both the number of claims settled against us and also the indemnity cost associated with such resolutions.

•	The estimated percent of claimants in each case that will actually, after discovery, make a claim against us, out of the total number of claimants in a case, is based on a level consistent with past experience and current trends.

•	We utilize average comparable plaintiff cost history as the basis for estimating pending premises asbestos related claims. These claims are filed by both former contractors’ employees and former employees who worked at past and present company locations. We also include an estimated inflation factor in the calculation.

•	No estimate is made for unasserted claims.

•	The estimated recoveries from insurance for these cases are based on, and are consistent with, insurance recoveries received in past cases.

Based on the above assumptions, we have provided an undiscounted liability related to premises asbestos claims of $10 million at year-end 2004 and $8 million at year-end 2003. The liabilities related to asbestos claims are included in accrued expenses (current portion) and other noncurrent liabilities on the balance sheet. Certain of these costs are recovered through our insurance coverage. The receivable for insurance recoveries related to premises asbestos liabilities was $5 million at December 31, 2004 and $4 million at December 31, 2003. The insurance receivables are included in trade and other accounts receivable for the current portion. The noncurrent portion is included in other assets.

NewMarket is pursuing recovery of sums we allege are owed to us under certain insurance policies from Travelers Indemnity Company (Travelers) for premises asbestos liability claims. Travelers has been our primary insurer for many years. We filed a lawsuit against Travelers in the Southern District of Texas in November 2004.

While it is not possible to predict or determine the outcome of any legal proceeding, it is our opinion that we have adequate accruals, cash, and insurance coverage such that the outcome of these legal proceedings, individually or in the aggregate, would not result in a material adverse effect on us.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no issues submitted to a vote of security holders during the fourth quarter of 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On May 27, 2004, at the annual meeting of shareholders of Ethyl Corporation, Ethyl shareholders approved the transition to a holding company structure. Upon the closing of the transaction, NewMarket became the new parent holding company for Ethyl and its subsidiaries and each share of Ethyl common stock, $1.00 par value per share, automatically converted into one share of NewMarket common stock, without par value. The NewMarket common stock began trading on the New York Stock Exchange (NYSE) on June 21, 2004, under the symbol “NEU”.

Effective July 1, 2002, we completed a 1-for-5 reverse stock split of our common stock and the number of authorized shares of common stock was reduced from 400 million to 80 million. We made cash payments for fractional shares to holders who had a number shares not divisible by five. The cash payment was based on the average of the closing price for the common stock on each of the five trading days prior to the effective date and amounted to $4.25 per share or a total payment of less than $10 thousand.

There were 16,980,759 shares outstanding as of December 31, 2004. We had 8,352 shareholders of record at December 31, 2004.

The following table shows the high and low prices of our common stock on the NYSE for each of the last eight quarters.

	2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$25.57	$21.90	$21.55	$22.98
Low	$17.37	$17.35	$18.34	$17.98

	2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$10.48	$10.10	$13.10	$22.30
Low	$6.47	$8.34	$9.51	$12.60

ITEM 6.	SELECTED FINANCIAL DATA

NewMarket Corporation & Subsidiaries

Five Year Summary

	Years Ended December 31
	2004	2003	2002	2001	2000
	(in thousands except per-share amounts)
Results of Operations
Net sales	$894,109	$756,341	$656,350	$707,625	$825,313
Costs and expenses (1)	878,020	736,385	642,716	745,789	813,925
Operating profit from TEL marketing agreements services	33,226	29,603	25,756	36,571	36,619
Special items income (expense), net (1, 2, 3)	13,245	—	—	(114,016)	76,009

Operating profit (loss)	62,560	49,559	39,390	(115,609)	124,016
Interest and financing expenses	18,254	21,128	25,574	32,808	36,075
Other income (expense), net (4)	324	911	(547)	(4,274)	(2,793)

Income (loss) before income taxes	44,630	29,342	13,269	(152,691)	85,148
Income tax expense (benefit)	11,572	8,718	3,756	(45,321)	27,268

Net income (loss) from continuing operations	33,058	20,624	9,513	(107,370)	57,880
Income from operations of discontinued business (net of tax) (5)	—	14,805	2,901	2,330	3,117

Income (loss) before cumulative effect of accounting changes	33,058	35,429	12,414	(105,040)	60,997
Cumulative effect of accounting changes (net of tax) (6)	—	1,624	(2,505)	—	—

Net income (loss)	$33,058	$37,053	$9,909	$(105,040)	$60,997

Financial Position and Other Data
Total assets	$676,195	$649,748	$656,261	$725,105	$1,014,279
Operations:
Working capital	$220,072	$184,174	$143,216	$125,339	$93,909
Current ratio	2.57 to 1	2.47 to 1	2.10 to 1	1.76 to 1	1.43 to 1
Depreciation and amortization (1)	$44,775	$50,391	$52,422	$99,518	$66,256
Capital expenditures	$14,650	$11,617	$12,671	$9,515	$13,828
Gross profit as a % of net sales (1)	19.9	21.9	21.1	12.5	19.2
Research, development, and testing expenses (7)	$65,356	$57,865	$51,069	$55,143	$67,767
Total debt	$184,438	$208,817	$290,067	$335,957	$443,244
Common and other shareholders’ equity	$231,882	$199,683	$153,078	$145,293	$259,413
Total debt as a % of total capitalization	44.3	51.1	65.5	69.8	63.1
Net income (loss) as a % of average shareholders’ equity	15.3	21.0	6.6	(51.9)	25.7

Common Stock
Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$1.95	$1.23	$.57	$(6.43)	$3.47
Earnings from operations of discontinued business (net of tax) (5)	—	.88	.17	.14	.18
Cumulative effect of accounting changes (net of tax) (6)	—	.10	(.15)	—	—

Net income (loss)	$1.95	$2.21	$.59	$(6.29)	$3.65

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$1.92	$1.22	$.57	$(6.43)	$3.47
Earnings from operations of discontinued business (net of tax) (5)	—	.88	.17	.14	.18
Cumulative effect of accounting changes (net of tax) (6)	—	.09	(.15)	—	—

Net income (loss)	$1.92	$2.19	$.59	$(6.29)	$3.65

Shares used to compute basic earnings per share	16,916	16,733	16,689	16,689	16,692
Shares used to compute diluted earnings per share	17,199	16,940	16,732	16,689	16,692
Cash dividends declared per share (8)	$—	$—	$—	$—	$.625
Equity per share	$13.66	$11.90	$9.17	$8.71	$15.54

Notes to the Five Year Summary

(1)	Asset writedowns, severance, early retirement, and other costs related to the rationalization of our engine oil additives product lines were $76 million for 2001. Costs and expenses in 2001 were $47 million and included $41 million related to the accelerated depreciation of certain engine oil additive assets and $6 million of other costs. Early retirement, severance, and related expenses amount to $29 million and are included in special items income (expense), net.

(2)	The special item in 2004 was $13 million income and represents the gain on the environmental insurance settlement. The terms of the settlement provide for a total payment of $16 million. In addition to $8 million received during 2004, we received $4 million in February 2005 and will receive the remaining $4 million in the first quarter 2006.

(3)	In addition to the 2001 special items expense discussed above in Note (1), there was a recognition of a $62 million noncash loss on the settlement of our pension liabilities related to the termination of our U.S. salaried pension plan. Also included was a $26 million charge related to excise taxes on the pension reversion, which was partially offset by a $3 million gain on the sale of certain assets in Bracknell, England.

The special items in 2000 include a benefit of $81 million related to settlements of certain pension contracts resulting in the recognition of noncash gains and a $4 million benefit related to the demutualization of MetLife, Inc. These items were partially offset by an $8 million charge for the write-off of plant assets and a $1.4 million special retirement charge.

(4)	Other income (expense), net in 2004 was $300 thousand income, and was comprised of a number of small items. Other income (expense), net in 2003 includes a $1 million refund from an insurance company related to employee benefit policies.

Other income (expense), net in 2002 includes a loss on impairment of nonoperating assets of $4 million, as well as expenses related to debt refinancing activities of $1 million. In addition, 2002 reflects $1 million interest income from a settlement with the IRS, as well as $2.4 million for interest income from a lawsuit settlement.

The 2001 amount includes $3 million of expenses related to the refinancing of our debt. Also included is a net charge related to nonoperating assets of $3 million resulting from impairment losses of $4 million, which was partially offset by a $1 million gain on the sale of a nonoperating asset. Other income (expense), net for 2000 includes a $3 million charge for our percentage share of losses in equity investments offset by a $2 million gain on the sale of a nonoperating asset.

(5)	Discontinued operations reflect the phenolic antioxidant business, which was sold in January 2003. The 2003 amount is the gain on the disposal of this business of $23.2 million ($14.8 million after tax or $.88 per share). Prior year amounts represent the after-tax earnings of this business.

(6)	The cumulative effect of accounting change for 2003 reflects the gain of $2.5 million ($1.6 million after tax or $.10 per share) recognized upon adoption of Statement of Financial Accounting Standards (SFAS) No. 143 on January 1, 2003. The 2002 amount reflects the impairment of goodwill of $3.1 million ($2.5 million after tax or $.15 per share) resulting from the January 1, 2002 adoption of SFAS No. 142.

(7)	Of the total research, development, and testing expenses, the portion related to new products and processes was $33 million in 2004, $28 million in 2003, $30 million in 2002, $33 million in 2001, and $40 million in 2000.

(8)	The decrease in cash dividends since 2000 reflects the suspension of cash dividends effective July 27, 2000.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements

The following discussion contains forward-looking statements about future events and expectations within the meaning of the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements on our current expectations and projections about future results. When we use words in this document, such as “anticipates,” “intends,” “plans,” “believes,” “estimates,” “expects,” and similar expressions, we do so to identify forward-looking statements. Examples of forward-looking statements include statements we make regarding future prospects of growth in the petroleum additives market, the level of future declines in the market for TEL, our ability to maintain or increase our market share, and our future capital expenditure levels.

We believe our forward-looking statements are based on reasonable expectations and assumptions, within the bounds of what we know about our business and operations. However, we offer no assurance that actual results will not differ materially from our expectations due to uncertainties and factors that are difficult to predict and beyond our control.

These factors include, but are not limited to, timing of sales orders, gain or loss of significant customers, competition from other manufacturers, resolution of environmental liabilities, changes in the demand for our products, significant changes in new product introduction, increases in product cost, the impact of fluctuations in foreign exchange rates on reported results of operations, changes in various markets, geopolitical risks in certain of the countries in which we conduct business, and the impact of consolidation of the petroleum additives industry. In addition, certain risk factors are also discussed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

You should keep in mind that any forward-looking statement made by us in this discussion or elsewhere speaks only as of the date on which we make it. New risks and uncertainties come up from time to time, and it is impossible for us to predict these events or how they may affect us. We have no duty to, and do not intend to, update or revise the forward-looking statements in this discussion after the date hereof, except as may be required by law. In light of these risks and uncertainties, you should keep in mind that any forward-looking statement made in this discussion, or elsewhere, might not occur.

OVERVIEW

The 2004 year was a year of many achievements and challenges. The achievements include the formation of the new holding company, NewMarket Corporation, which began trading on the New York Stock Exchange on June 21, 2004, under the trading symbol “NEU.” We also restructured our term and bank loans during the year with conditions we believe are more consistent with our improved financial condition. Standard & Poors Rating Services raised our credit rating during the fourth quarter 2004, which we believe reflects the progress we have made. Afton Chemical Corporation achieved significant improvements and growth in the petroleum additives business, despite the challenge to recover increasing raw material costs and the subsequent reduction in margins and profits. Ethyl Corporation has successfully managed the contribution from the declining TEL product line, achieving good results with earnings surpassing the prior year for the second year in a row.

RESULTS OF OPERATIONS

The results of continuing operations exclude the operations of our phenolic antioxidant business, which was sold in January 2003. The earnings results of this business have been removed from net sales and operating profit for prior periods covered in this review. These results are included in the Consolidated Statements of Income under “Income from operations of discontinued business.” There was no effect on net income as a result of these reclassifications.

Net Sales

We continued to improve and grow our business in 2004, realizing increased net sales in essentially all areas of the petroleum additives segment. We believe that this improvement and growth results from our strong customer relationships and our commitment to supply them with top quality products and services. Our significant investment in customer-focused research and development is part of our ongoing effort to improve our products and services to meet our customers’ needs.

Total net sales were higher in 2004 than in either of the previous two years, representing an increase of 18% when comparing 2004 with 2003 and 15% when comparing 2003 with 2002.

In 2004, 2003, and 2002, net sales to two customers of our petroleum additives segment exceeded 10% of total net sales. Sales to BP amounted to $99 million (11% of total net sales) in 2004, $81 million (11% of total net sales) in 2003, and $69 million (11% of total net sales) in 2002. Sales to Shell amounted to $119 million (13% of total net sales) in 2004, $121 million (16% of total net sales) in 2003, and $87 million (13% of total net sales) in 2002. These net sales represent a wide-range of products sold to these two customers in multiple regions of the world.

No other single customer accounted for 10% or more of our total net sales in 2004, 2003, or 2002.

The following table shows our net sales by segment for each of the last three years.

Net Sales By Segment

	2004	2003	2002
	(in millions of dollars)
Petroleum additives	$885	$747	$648
Tetraethyl lead	9	9	8

Consolidated net sales	$894	$756	$656

Petroleum Additives—Our petroleum additives sales improved over both 2003 and 2002. When comparing 2004 to 2003, petroleum additives net sales were up $138 million or 18%, reflecting improvements across all product lines. Shipments, driven by the engine oil additives product line, were higher across all product lines resulting in an improvement of about 18% in total shipments. Strengthening of foreign currency, primarily the Euro, also had a beneficial impact on 2004 net sales. When comparing 2003 and 2002, petroleum additives net sales increased $99 million or 15% above 2002 net sales, reflecting improved results across all product lines. Total volumes shipped in 2003 were about 10% higher across all product lines than in 2002.

The components of the petroleum additives increase in net sales of $138 million when comparing 2004 to 2003 and $99 million when comparing 2003 and 2002 are shown below in millions.

Year ended December 31, 2002	$648
Increase in shipments and changes in product mix	77
Changes in selling prices including foreign currency impact	22

Year ended December 31, 2003	747
Increase in shipments and changes in product mix	107
Changes in selling prices including foreign currency impact	31

Year ended December 31, 2004	$885

Tetraethyl Lead—Most of the TEL marketing activity is through the agreements with Octel, under which we do not record the sales transactions. Therefore, the TEL net sales shown in the table above are those made by Ethyl in areas not covered by the marketing agreements, as well as sales made to Octel under the terms of the agreements. The sales made in areas not covered by the marketing agreements are very minor compared to the TEL sales made through the marketing agreements. See Note 4 of the Notes to Consolidated Financial Statements.

TEL net sales were about even when comparing 2004 to 2003. Sales increased $1 million when comparing 2003 to 2002. Sales made to Octel in 2003 were $2.5 million higher than 2002 sales to Octel. There were no sales to Octel during 2004 or 2002.

Segment Operating Profit

NewMarket evaluates the performance of Afton’s petroleum additives business and Ethyl’s TEL business based on segment operating profit. Corporate departments and other expenses are billed to Afton and Ethyl based on the services provided under the holding company structure. Depreciation on segment property, plant, and equipment, and amortization of segment intangible assets and the prepayments for services are included in the operating profit of each segment.

The table below reports operating profit by segment for the last three years. In the table below, we present operating profit for each of the petroleum additives and TEL segments excluding nonrecurring items. Operating profit excluding nonrecurring items is a financial measure that is not required by, or calculated in accordance with, generally accepted accounting principles in the United States (GAAP.) These non-GAAP financial measures are presented with the most directly comparable GAAP financial measures and are reconciled to such GAAP financial measures. Our management believes this information provides information about our operations and, in doing so, provides transparency to investors and enhances period-to-period comparability of performance. Our management further believes that this information enables the reader to have a clear understanding of the results of operations included in the GAAP financial statements.

Certain prior periods have been reclassified to conform to the current presentation. The reclassifications consist of an allocation of certain costs in alignment with the recent transition to a holding company structure.

The “Other” classification in the table below primarily represents certain contract manufacturing operations.

Segment Operating Profit

	2004	2003	2002
	(in millions of dollars)
Petroleum additives before nonrecurring items	$43	$49	$43
Nonrecurring items	1	—	(1)

Petroleum additives	$44	$49	$42

Tetraethyl lead before nonrecurring items	$25	$21	$13
Nonrecurring items	12	2	(2)

Tetraethyl lead	$37	$23	$11

Other	$2	$—	$—

Petroleum Additives—Petroleum additives 2004 operating profit, including a nonrecurring gain of $1 million from an environmental insurance settlement, was $44 million as compared to $49 million for 2003. The 2004 results include a small improvement in the engine oil additives product line and lower results in the other areas. While both net sales and shipments improved 18%, the rising costs of raw materials, as well as higher selling, general, and administrative (SG&A) expenses and research, development, and testing (R&D) expenses resulted in the reduction in operating profit compared to 2003. Although the impact of higher selling prices favorably impacted the 2004 operating profit, the price increases we have achieved do not cover the increase in raw material costs. The 2004 results include a favorable foreign currency impact, primarily from the Euro.

The 2003 petroleum additives operating profit of $49 million compares to $42 million for 2002. Excluding nonrecurring items in 2002, which are discussed below, operating profit was $43 million. The improvement was the result of many factors. Volumes shipped increased 10% across all product lines. A favorable foreign exchange impact, primarily from the Euro, also contributed to the higher profit. Partially offsetting these factors were higher SG&A and R&D expenses. In addition, raw material costs increased due to higher shipments, as well as the rising cost of raw materials.

Total R&D expenses were $65 million in 2004, $58 million in 2003, and $51 million in 2002. The increase when comparing 2004 and 2003 is across all product lines, but mainly in the engine oil additives and specialty additives product lines. This increase is to support new product specifications, our growth, and our continuing commitment to enhance the value of our product for our customers. The increase in R&D expenses when comparing 2003 and 2002 reflected higher personnel costs supporting the development and testing of new products, primarily in the specialty additives product line. There was also a small unfavorable foreign currency impact across all years. R&D related to new products and processes was $33 million in 2004, $28 million in 2003, and $30 million in 2002. All of our R&D expenses were related to the petroleum additives segment.

SG&A for this segment in 2004 was approximately $4 million higher than 2003. SG&A for 2003 was approximately $11 million higher than 2002. The increases in 2004 and 2003 included the impact of an unfavorable foreign currency effect. As a percentage of net sales, SG&A combined with R&D expenses was 15.6% in 2004 and 16.9% in both 2003 and 2002. The 2004 percentage reflects the 18% increase in net sales from 2003 levels as compared to only 9% increase in SG&A and R&D. The essentially unchanged percentage between 2003 and 2002 reflects similar increases in net sales, as well as SG&A and R&D between the two years.

In addition to the 2004 nonrecurring gain discussed above, there was a nonrecurring gain of $100 thousand for 2003 related to the implementation of Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations.” The nonrecurring item for 2002 was for a $1.5 million impairment of goodwill, which was partially offset by a $300 thousand benefit related to a change in estimate of the restructuring accrual for the engine oil additives rationalization. The goodwill write-off was done in accordance with SFAS No. 142, “Goodwill and Other Intangibles.”

During 2003, we were notified by DSM Copolymer, Inc., our supplier of olefin copolymer viscosity index improvers, of its intent to terminate its supply contract with us in mid-2005. The contract was initially scheduled to terminate in 2012. We have adjusted amortization of the intangible asset associated with this contract to coincide with the 2005 termination date. We have developed other supply alternatives and expect no disruption of supply. These new alternatives may be more expensive than the previous agreement.

Tetraethyl Lead—Results of our TEL segment include the operating profit contribution from our marketing agreements, as well as certain TEL operations not included in the marketing agreements.

The operating profit contribution from our marketing agreements was $33 million in 2004, $30 million in 2003, and $26 million in 2002. As expected, volumes shipped declined when comparing both 2004 to 2003 and 2003 to 2002. Volumes were 15% lower for 2004 compared to 2003 and 10% lower when comparing 2003 and 2002. This was more than offset in each year by improved pricing and lower costs. Included in the lower costs was a reduction of $2 million in amortization of certain TEL alliance costs when comparing 2004 to 2003, reflecting the declining balance method of amortization. See Note 4 of the Notes to Consolidated Financial Statements. Amortization costs in 2003 were $400 thousand lower than 2002. The TEL market will continue to decline as customers discontinue use of the product.

The loss from other TEL operations that were not a part of the marketing agreements was approximately flat when comparing 2004 to 2003 and $4 million lower when comparing 2003 to 2002. The combined environmental and premises asbestos charges during 2004 were approximately even with 2003. The year 2002 included charges related to environmental remediation and premises asbestos liability claims that were $4 million higher than 2003. These charges in 2002 were partially offset by approximately $2 million resulting from the benefit of a legal settlement for the recovery of operating costs. In addition, 2003 profits benefited from sales to Octel, which were approximately $2.5 million higher than 2002. Neither 2004 nor 2002 included earnings from the sale of lead inventory to Octel.

The year 2004 includes a $12 million nonrecurring gain from an environmental insurance settlement. The nonrecurring income of $2 million in 2003 resulted from the implementation of SFAS No. 143. The nonrecurring charge of $2 million in 2002 was for the impairment of goodwill upon the adoption of SFAS No. 142.

While the market for this product is continuing to decline, it continues to supply Ethyl with strong cash flows.

The following discussion references certain captions on the Consolidated Statements of Income.

Special Item Income

Special item income was $13 million in 2004 and represents the gain on an environmental insurance settlement. The terms of the settlement provide for a total payment of $16 million. In addition to the $8 million received during 2004, we received $4 million in February 2005 and will receive the remaining $4 million in the first quarter 2006.

Interest and Financing Expenses

Interest and financing expenses were $18 million in 2004, $21 million in 2003, and $26 million in 2002. Lower average debt during 2004 compared to 2003 resulted in a $3 million reduction in interest and financing expenses, while lower amortization and fees contributed a benefit of $2 million. Partially offsetting these was a higher average interest rate resulting in an increase in expense of $2 million. Comparing 2003 to 2002, lower average debt outstanding resulted in a reduction of $5 million, while higher average interest rates resulted in an increase of $2 million. Fees and amortization of financing costs in 2003 were $2 million lower than 2002. The higher average interest rates for 2004 and 2003 result, in part, from $150 million of our total debt being at a fixed rate of 8.875% since April 2003.

On June 18, 2004, prior to the completion of the holding company formation, Ethyl entered into an Amended and Restated Credit Agreement, which consists of a $100 million revolving credit facility. This agreement amended and restated the credit agreement that Ethyl entered into on April 30, 2003. The premium to LIBOR is lower in the Amended and Restated Credit Agreement. In addition, effective June 18, 2004 and in connection with the holding company formation, NewMarket assumed Ethyl’s rights, liabilities and obligations under Ethyl’s 8.875% senior notes due 2010. The senior notes otherwise remain unchanged. The Amended and Restated Credit Agreement and our debt structure are discussed more fully in the “Financial Position and Liquidity” section below.

Other Income (Expense), Net

Other income (expense), net for 2004 was $300 thousand income and was comprised of a number of small items.

Other income (expense), net for 2003 was $900 thousand income and included a $1 million refund from an insurance company related to employee benefit policies.

Other income (expense), net for 2002 was $500 thousand expense and included charges of $4 million on the impairment of nonoperating assets and $1 million related to debt refinancing activities. These were partially offset by $2 million in interest income from a lawsuit settlement and $1 million interest income from a settlement with the Internal Revenue Service.

Income Tax Expense

Income tax expense on continuing operations was $12 million in 2004, $9 million in 2003, and $4 million in 2002. The effective tax rate was 25.9% in 2004, 29.7% in 2003, and 28.3% in 2002. The effective tax rate in each year reflects certain foreign and other tax benefits. See Note 23 of the Notes to Consolidated Financial Statements.

The increase in income from continuing operations before income taxes from 2003 to 2004 resulted in an increase of $5 million in income taxes in 2004. This was partially offset by a $2 million decrease resulting from the lower effective tax rate. The lower effective tax rate in 2004 compared to last year includes the benefit of reaching agreement with the Internal Revenue Service on settlement of certain open tax years, as well as lower state income taxes.

The increase in our income from continuing operations before income taxes from 2002 to 2003 resulted in the $5 million increase in income taxes in 2003. The effective tax rate was almost unchanged between 2003 and 2002.

Our deferred taxes are in a net asset position and based on forecast operating plans, we believe that we will recover the full benefit of our deferred tax assets. See Note 23 of the Notes to Consolidated Financial Statements for details on income taxes.

Income from Operations of Discontinued Business

Following an extensive assessment of our phenolic antioxidant business, we concluded this business was not part of our future core business or growth goals. Accordingly, after approval by the Board of Directors in December 2002, on January 21, 2003, we completed the sale of our phenolic antioxidant business to Albemarle. As part of the transaction, we sold accounts receivable and inventory, as well as fixed assets at our Orangeburg, South Carolina facility.

The income from operations of discontinued business reflected in our Consolidated Statements of Income is on an after-tax basis. The 2003 amount is the after-tax gain on the disposal of the business of $14.8 million ($23.2 million before tax). Prior year amounts represent the after-tax earnings of the business. The net sales of the discontinued business were $19 million for 2002.

Cumulative Effect of Accounting Changes

As discussed above in the “Segment Operating Profit” section, during first quarter 2003, we recognized a gain of $2.5 million ($1.6 million after tax) on the implementation of SFAS No. 143.

We wrote-off goodwill of $3.1 million ($2.5 million after tax) in first quarter 2002 in accordance with SFAS No.142. Under the undiscounted cash flow model that we used prior to the adoption of SFAS No. 142, the goodwill was not impaired and, therefore, had not been previously written-off.

Net Income

Net income was $33 million ($1.95 per share) in 2004, $37 million ($2.21 per share) in 2003, and $10 million ($0.59 per share) in 2002. Due to the significant impact on earnings of nonrecurring items and discontinued operations, we have included below a summary of earnings and earnings per share, in millions (except for per share amounts). Certain measures presented in the table below are not recognized as financial measures calculated in accordance with GAAP. These non-GAAP financial measures are presented with the most directly comparable GAAP financial measures and are reconciled to such GAAP financial measures. Our management believes this information provides information about our operations and, in doing so, provides transparency to investors and enhances period-to-period comparability of performance. Our management further believes that this information enables the reader to have a clear understanding of the results of operations included in the GAAP financial statements.

Included in our results in the selling, general, and administrative expense line of our Consolidated Statements of Income is an increase in corporate general and administrative expenses of $3 million in 2004 over 2003. The major components of this increase are legal expenses associated with the establishment of the holding company and costs associated with compliance with the Sarbanes-Oxley legislation. The same costs in 2003 were also $3 million higher than 2002, primarily reflecting increased insurance, legal, and personnel expenses.

The cost of our pensions is also a factor in comparing our earnings results from year to year. Pension expense on a pre-tax basis was $1 million higher in 2004 than in 2003 due primarily to changes in rate assumptions. Pre-tax pension expense was $3 million higher in 2003 than 2002. The increase when comparing 2003 to 2002 levels was caused substantially by lower asset values in our current plans due to market volatility, changes in rate assumptions, and an unfavorable foreign currency impact.

	2004	2003	2002
	(in millions of dollars, except per share amounts)
Net income:
Earnings excluding discontinued operations and nonrecurring items	$24.7	$20.7	$12.0
Discontinued operations (a)	—	14.8	2.9
Nonrecurring items (b)	8.4	1.6	(5.0)

Net income	$33.1	$37.1	$9.9

Basic earnings per share (c):
Earnings excluding discontinued operations and nonrecurring items	$1.45	$1.23	$0.72
Discontinued operations (a)	—	0.88	0.17
Nonrecurring items (b)	0.50	0.10	(0.30)

Net income	$1.95	$2.21	$0.59

(a)	Discontinued operations reflect the phenolic antioxidant business, which was sold in January 2003.
(b)	Gain on environmental insurance settlement	$8.4	$—	$—
	SFAS No. 143—gain on implementation	—	1.6	—
	SFAS No. 142—impairment of goodwill	—	—	(2.5)
	Loss on impairments of nonoperating assets	—	—	(2.7)
	Engine oil additives rationalization	—	—	0.2

		$8.4	$1.6	$(5.0)

(c)	Information on diluted earnings per share is provided on the Consolidated Statements of Income.

CASH FLOWS DISCUSSION

We generated cash from operating activities of $37 million in 2004, $83 million in 2003, and $81 million in 2002.

In 2004, we used the cash flows from operating activities, as well as $1 million of proceeds from the exercise of stock options and $5 million cash on hand, to fund capital expenditures of $15 million, to make a net repayment on bank debt of $24 million, to pay debt issuance costs of $1 million, and to purchase certain property for $3 million. Our book overdrafts increased $1 million. Included in the cash flows from operating activities was $8 million related to an environmental insurance settlement. In addition, cash flows from operating activities included cash outlays of approximately $12 million to fund certain of our pension plans.

The terms of the environmental insurance settlement provide for a total payment of $16 million. In addition to the $8 million received during 2004, we received $4 million in February 2005 and will receive the remaining $4 million in the first quarter 2006.

During 2003, we generated before tax proceeds of $28 million from the sale of the phenolic antioxidant business, as well as proceeds of $13 million from the sale of certain other assets. We used these proceeds, along with the cash generated from operations, to pay $13 million in debt issuance costs, fund capital expenditures of $12 million, and make the final payment of $3 million to Octel for TEL marketing agreements services. In addition, we made a net repayment on debt of $81 million and increased cash and cash equivalents $18 million. Our book overdraft increased $4 million. Our cash from operations included $4.8 million received from a lawsuit settlement. This settlement was related to the recovery of operating costs of $2.4 million, as well as interest income on the settlement of $2.4 million. Cash from operations of about $9 million was used to fund certain of our pension plans.

In 2002, we used cash from operating activities, as well as $2 million cash on hand, to make net repayments of $45 million on bank debt and $1 million on a capital lease and to pay $2 million in debt issuance costs. We also funded capital expenditures of $13 million and made payments for TEL marketing agreements services of $19 million. The book overdrafts decreased $5 million. Our cash from operations included $1 million for deferred rental revenue, $1 million from a settlement with the IRS, and $3 million received from a contract settlement. This contract settlement was related to a dispute associated with a tax issue on the sale of a former subsidiary.

We expect that cash from operations, together with borrowing available under our credit facility, will continue to be sufficient to cover our operating expenses and planned capital expenditures for the foreseeable future.

FINANCIAL POSITION AND LIQUIDITY

We reduced our debt $24 million in 2004, $81 million in 2003, and $46 million in 2002. This comes after having reduced the debt by $107 million in 2001. Our 2004 debt reduction was less than prior years due to the need to increase working capital to support business growth and to build inventory to manage the change in the supply of viscosity index improver resulting from our supplier’s decision to close the plant that currently provides us with this product. Our debt position has improved substantially since 2001, and we are now in a leverage range where debt reduction is no longer a priority. We continue to use free cash flow to reduce debt, while reviewing other opportunities.

Cash

At December 31, 2004, we had cash and cash equivalents of $29 million as compared to $33 million at the end of 2003.

We also had restricted cash of $1.7 million at December 31, 2004 and $1.9 million at December 31, 2003. Of these funds at December 31, 2004, $1.1 million was cash received from Metropolitan Life Insurance Company (Metropolitan) in 2003. These funds amounted to $1.2 million at December 31, 2003. We also had $200 thousand of similar funds at December 31, 2003, which had been received from the demutualization of Metropolitan in 2000. The 2000 funds from Metropolitan were used to reduce the employee portion of retiree health benefits costs and had been used at December 31, 2004. The 2003 funds from Metropolitan are also being used for employee benefit purposes. The remaining $600 thousand of restricted cash at December 31, 2004 represents funds related to the issuance of a European bank guarantee. This guarantee amounted to $500 thousand at December 31, 2003.

At both December 31, 2004 and December 31, 2003, we had a book overdraft for some of our disbursement cash accounts. A book overdraft represents transactions that have not cleared the bank accounts at the end of the reporting period. We transfer cash on an as-needed basis to fund these items as they clear the bank in subsequent periods.

Debt

Senior Notes—On April 30, 2003, Ethyl sold senior notes in the aggregate principal amount of $150 million that bear interest at a fixed rate of 8.875% and are due in 2010.

The senior notes are our senior unsecured obligations and are jointly and severally guaranteed on an unsecured basis by all of our existing and future wholly-owned domestic restricted subsidiaries and certain of our existing wholly-owned foreign subsidiaries. We incurred financing costs of approximately $5 million related to the senior notes, which are being amortized over seven years.

In connection with the holding company formation, effective June 18, 2004, NewMarket assumed all of Ethyl’s rights, liabilities and obligations under the senior notes.

The senior notes and the subsidiary guarantees rank:

•	effectively junior to all of our and the guarantors’ existing and future secured indebtedness, including any borrowings under the senior credit facility described below;

•	equal in right of payment with any of our and the guarantors’ existing and future unsecured senior indebtedness; and

•	senior in right of payment to any of our and the guarantors’ existing and future subordinated indebtedness.

The indenture governing the senior notes contains covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to:

•	incur additional indebtedness;

•	create liens;

•	pay dividends or repurchase capital stock;

•	make certain investments;

•	sell assets or consolidate or merge with or into other companies; and

•	engage in transactions with affiliates.

We were in compliance with the covenants in the senior notes as of both December 31, 2004 and December 31, 2003.

Senior Credit Facility—On April 30, 2003, we entered into a long-term debt structure for Ethyl. The debt structure included the senior notes discussed above and a senior credit facility with a bank term loan and a revolving credit facility.

On June 18, 2004, prior to the completion of the holding company formation, Ethyl entered into an Amended and Restated Credit Agreement, which consists of a $100 million revolving credit facility. This agreement amended and restated the credit agreement that Ethyl had entered into on April 30, 2003. Effective with the completion of the holding company formation, NewMarket assumed all of Ethyl’s rights and obligations under the Amended and Restated Credit Agreement pursuant to the First Amendment thereto. We incurred additional financing costs of approximately $1 million, which resulted in total deferred financing costs of approximately $6 million related to the amended and restated credit facility. These costs are being amortized over five years.

The $100 million revolver is for working capital and other general corporate purposes for NewMarket and our subsidiaries and includes a sub-facility for letters of credit. Borrowings bear interest, at our election, at either a base rate plus a margin (50 basis points as of December 31, 2004) or LIBOR plus a margin (200 basis points as of December 31, 2004). The revolving credit facility matures on June 18, 2009. Borrowings outstanding at December 31, 2004 under the revolving credit facility were $30 million and bore interest at rates of 4.28% to 5.75%, depending upon the type of borrowing. At December 31, 2004, we had outstanding letters of credit of $24 million, resulting in the unused portion of the revolver amounting to $46 million.

The revolving credit facility is secured by liens on substantially all of our U.S. assets. In addition, the credit facility is guaranteed by our U.S. subsidiaries and certain foreign subsidiaries to the extent that such guarantees would not result in adverse tax consequences.

The credit agreement contains covenants, representations, and events of default that management considers typical of a credit agreement of this nature. We were in compliance with the covenants contained in the senior credit facility as of both December 31, 2004 and December 31, 2003. The financial covenants include:

•	minimum consolidated net worth;

•	a minimum fixed charge coverage ratio;

•	a maximum leverage ratio;

•	a maximum senior secured leverage ratio; and

•	restrictions on the payment of dividends or repurchases of capital stock.

***

We had combined current and noncurrent long-term debt of $184 million at December 31, 2004, representing a net reduction of $24 million in our total debt since December 31, 2003. The net reduction in debt represents the pay-off of $54 million on the term loan, as well as a decrease of $600 thousand on the capital lease obligations. These reductions were partially offset by the net borrowing of $30 million on the revolving credit facility.

During 2003, we paid down total debt by $81 million. The net reduction in debt includes the full payment of the debt under our previous credit facility of $266 million and full payment of our private borrowing from Bruce C. Gottwald of $18.6 million. These payments were offset by the new borrowing amounting to $150 million on the 8.875% senior notes and $115 million on the term loan. Subsequent to the refinancing of our debt in 2003, we made payments of $61 million on the term loan. Capital lease obligations also decreased $500 thousand. All of our debt is discussed more fully in Note 13 of the Notes to Consolidated Financial Statements.

As a percentage of total capitalization (total long-term debt and shareholders’ equity), our total debt decreased from 51.1% at the end of 2003 to 44.3% at the end of 2004. The decrease reflects the reduction in total debt, as well as the increase in shareholders’ equity due to earnings. Normally, we repay long-term debt with cash from operations, as well as with proceeds from occasional sales of business units, plant sites, or other assets.

Working Capital

At December 31, 2004, we had working capital of $220 million, resulting in a current ratio (which is defined as current assets divided by current liabilities) of 2.57 to 1. Our working capital at year-end 2003 was $184 million resulting in a current ratio of 2.47 to 1.

The increase in working capital and the current ratio primarily reflects an increase in accounts receivable as a result of higher sales and a receivable from the environmental insurance settlement, as well as an increase in inventory. The inventory increase includes the impact of the growth in the petroleum additives business, as well as the result of our viscosity index improver supplier’s plans to close the plant that currently provides us with this product. As part of our transition plan, we built inventory of this product, which will be used during the course of

2005. In addition, the current portion of long-term debt decreased resulting from the Amended and Restated Credit Agreement and the First Amendment thereto which we entered into during June 2004.

Partially offsetting these was an increase in accounts payable, largely driven by higher inventory requirements, as well as higher prices.

Capital Expenditures

We expect capital expenditures to be in the $20 million range in 2005. We expect capital spending for environmental and safety projects will be approximately $7 million to $8 million over each of the next two years due to modifications needed to meet the Miscellaneous Organic Natural Emissions Standards for Hazardous Air Pollutants regulation. We expect to continue to finance capital spending through cash provided from operations, together with borrowing available under our senior credit facility.

Sale-Leaseback Transaction

In June 2003, we entered into a sale-leaseback transaction for the land, buildings, and certain equipment located at our Bracknell, England facility. We received $11.1 million for the assets, which had a net book value of $9.6 million. The resulting operating lease is for ten years with an option to terminate the lease after five years. The gain of $1.5 million was deferred and is being amortized over the term of the lease agreement.

Environmental Expenses

We spent approximately $14 million in 2004 and $13 million in both 2003 and 2002 for environmental operating and clean-up costs, excluding depreciation of previously capitalized expenditures. Of these amounts, the ongoing costs of operations were $13 million in 2004 and $11 million in 2003 and 2002. The balance represents clean-up, or remediation and monitoring costs. These environmental operating and clean-up expenses are included in cost of goods sold. In the next year, we expect environmental operating and remediation costs to be about the same as 2004. Further, we expect to continue to fund these costs through cash provided by operations.

Contractual Obligations

The table below shows our year-end contractual obligations by year due.

	Payments due by period (in millions of dollars)
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long-term debt (a)	$180	$—	$—	$30	$150
Interest payable on long-term debt and capital lease obligations (a)	80	15	29	29	7
Letters of credit (b)	24	—	—	—	24
Capital lease obligations (a)	4	1	1	1	1
Operating leases	63	15	22	14	12
Property, plant, and equipment purchase obligations	2	2	—	—	—
Raw material purchase obligations (c)	124	55	69	—	—
Other long-term liabilities (d)	27	15	6	4	2

	$504	$103	$127	$78	$196

(a)	Amounts represent contractual payments due on the senior notes and revolving credit agreement, as well as the capital lease obligations.
(b)	We intend to renew letters of credit when necessary as they mature; therefore, the obligations do not have a definitive maturity date.

(c)	Raw material purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on Afton or Ethyl and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. Purchase orders made in the ordinary course of business are excluded from the above table. Any amounts for which we are liable under purchase orders are reflected in our Consolidated Balance Sheets as accounts payable and accrued liabilities.
(d)	These represent other long-term liability amounts reflected in our Consolidated Balance Sheets that have known payment streams. Amounts include asset retirement obligations and contributions associated with pension and postretirement benefit plans. Amounts accrued for the potential exposure with respect to litigation, claims, and assessments are not included in the table above.

Under the TEL marketing agreements with Octel, we are required to provide approximately one-third of the cost of product sold to customers in the territory from our inventory or post an equivalent dollar value deposit with Octel. The value of our available inventory fell below the requirement at year-end 2000 and was substantially depleted at year-end 2001 as it was utilized for sales under the agreements. The dollar value requirement was $14 million at December 31, 2004 and $11 million at December 31, 2003. We now cover this requirement of the marketing agreements through the value of a working capital advance due from Octel. We funded this advance in 2000 and it is being paid to us as the requirement decreases and will be paid in full at the end of the agreements. These amounts have been recorded in other assets and deferred charges. See Note 10 of the Notes to Consolidated Financial Statements.

Pension and Postretirement Benefit Plans

We apply Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” (SFAS 87) and Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (SFAS 106) to account for our pension and postretirement plans. We use a December 31 measurement date to determine our pension and postretirement expenses and related financial disclosure information.

Investment Return Assumptions under SFAS 87 and Asset Allocation—We periodically review our assumptions for the long-term expected return on pension plan assets. As part of the review and to develop expected rates of return, our independent consulting actuaries performed a stochastic analysis of expected returns based on the domestic plans’ asset allocation as of both January 1, 2004 and January 1, 2005. This forecast reflects our actuarial firm’s expected long-term rates of return for each significant asset class or economic indicator. As of January 1, 2005, our actuarial firm’s expected rates were 9.7% (9.6% last year) for U.S. large cap stocks, 6.1% (6.1% last year) for U.S. long-term corporate bonds, and 2.8% (2.7% last year) for inflation. The range of returns developed relies both on forecasts and on broad-market historical benchmarks for expected return, correlation, and volatility for each asset class.

While the expected investment return assumption is long-term in nature, the range of reasonable returns has dropped over the past few years as a consequence of lower inflation and lower bond yields. Nevertheless, because our asset allocation is predominantly weighted toward equities, we have maintained our expected long-term rate of return for our domestic plans at 9% for the last several years.

Actuarial losses, where the actual return was less than the expected return, resulted during 2004 and 2002. The one-year investment return was lower than the long-term assumption by about $1 million in 2004 and $17 million in 2002 for all of our domestic pension plans. By contrast, actual investment return exceeded assumed return in 2003 by about $3 million. Investment losses enter earnings on an amortized basis so that recent years’ losses resulted in increased expense of about $1 million in 2004, as well as an expected $1 million increased expense in 2005. We expect that there will be continued volatility in pension expense as actual investment returns vary from the expected return, but we continue to believe the results justify the risk premium for equity investments.

Pension expense is sensitive to changes in the expected return on assets. For example, decreasing the expected rate of return by 25 basis points to 8.75% (while holding other assumptions constant) would increase the forecasted 2005 expense for our domestic pension plans by about $150 thousand. Similarly, a 25 basis point increase in the expected rate of return to 9.25% (while holding other assumptions constant) would reduce forecasted 2005 pension expense by about $150 thousand.

Discount Rate Assumption under SFAS 87 and SFAS 106—In accordance with SFAS 87 and SFAS 106, we set the discount rate for our retirement plans by reference to investment-grade bond yields. We use Moody’s published AA yield for long-term corporate bonds for the last day of December as an index, and our discount rate will be within 25 basis points of the index. Moody’s AA yield dropped from 6.01% for December, 2003 to 5.66% for December, 2004. Accordingly, we reduced our discount rate for all domestic plans from 6.00% as of December 31, 2003 to 5.75% as of December 31, 2004. We maintained our rate of projected compensation increase at December 31, 2004 at 4.0%.

Pension expense is also sensitive to changes in the discount rate. For example, decreasing the discount rate by 25 basis points to 5.50% (while holding other assumptions constant) would increase the forecasted 2005 expense for our domestic pension plans by approximately $500 thousand. A 25 basis point increase in the discount rate to 6.00% would reduce forecasted 2005 pension expense by approximately $500 thousand.

Liquidity—Cash contribution requirements to the pension plan are sensitive to changes in assumed interest rates in the same manner as pension expense. We expect our aggregate domestic cash contributions, before income taxes, will be approximately $4 million in 2005, while foreign cash contributions will be approximately $6 million. In addition to the estimated $4 million cash contribution for domestic plans, we expect the rabbi trust will contribute approximately $2 million for the nonqualified plan.

Other Assumptions under SFAS 106—During 2002, we reviewed our assumption for the health care cost trend rate under SFAS 106. This review was done with reference to cost increases in our own plans, as well as broader market increases in employer-provided health care costs and observations of SFAS 106 assumptions used by other large employers. Consequently, as of December 31, 2002, we increased our assumption for the health care cost trend rate substantially to a rate of 11% in 2002 scaling down to 5.5% over the next ten years. Previously, the health care cost trend rate was 6% to 7%. The assumption of declining inflation is consistent with the expectation that medical cost increases will abate after several years of double-digit growth. We have reviewed these assumptions and believe they continue to be appropriate for 2004.

The expected long-term rate of return on our postretirement plans is 7%. This rate varies from the pension rate of 9% primarily because of the difference in investment of assets. The assets of the postretirement plan are held in an insurance contract, which results in a lower assumed rate of investment return.

OUTLOOK

Petroleum Additives

We made many improvements and grew the petroleum additives business during 2004 with shipments up 18% compared to last year. The future profits of this segment will continue to be influenced by the factors we have discussed during this year. Those major factors include:

•	Our ability to recover increasing costs of raw materials in the market place.

With crude oil in the $45 to $50 per barrel range, our raw materials remain very high. We have been working to recover these higher costs through several price increases. Generally, our margins are reduced when the costs of raw materials are rising rapidly, as our ability to raise prices lags the impact of the raw material increases. In addition to crude oil being high, many of the commodity chemicals we purchase are in tight demand, which increases the prices for these chemicals. Consequently, even if crude oil comes down from these high levels, many of our raw material costs will remain high.

•	The relative value of the U.S. dollar to foreign currencies, predominately the Euro.

With our mix of business, our results are favorably impacted when the dollar is weak, relative to the Euro. We have enjoyed increased profits this year due to this relationship.

•	Our ability to continue to deliver solutions to our customers to help grow their businesses and the resulting need to spend research dollars to support those efforts.

Current business factors would lead us to expect that the operating profit for petroleum additives will be higher in 2005 than in 2004.

TEL

There have been no major changes to the factors that influence the profits that we will earn from TEL in any given year. TEL continues to be phased-out around the world. We have been somewhat successful in reducing the profit impact of the volume decline with improvements in price, as we set prices based on the economic value of the product. We expect that TEL will earn less in 2005 than in 2004.

Cash Flow

We expect that our debt reduction capacity from our cash flow for 2005 will be in the $40 million to $50 million range. With only $30 million of bank debt on the balance sheet, we expect to build cash for future corporate needs once this amount has been paid.

RELATED PARTY TRANSACTIONS

Thomas E. Gottwald, our chief executive officer and a director, is a son of Bruce C. Gottwald, our chairman of the board of directors and our former chief executive officer. The members of the family of Bruce C. Gottwald may be deemed to be control persons of NewMarket. Bruce C. Gottwald and Floyd D. Gottwald, Jr., who are brothers (collectively, the Gottwalds), each owns more than 5% of the outstanding shares of our common stock.

Effective September 24, 2004, NewMarket Services Corporation (NewMarket Services), entered into a Membership Units Purchase and Assignment Agreement (the Agreement), with the Gottwalds and Old Town LLC (Old Town) under which NewMarket Services agreed to purchase all of the voting and non-voting units in Old Town LLC owned by the Gottwalds. The purchase price of $3.3 million was based on an appraisal conducted by an independent third-party. The Agreement also provided that each of the Gottwalds must resign as a manager of Old Town. Our Audit Committee and all of our independent directors unanimously approved the Agreement.

Under the terms of the Agreement, in the event that NewMarket Services decides to sell substantially all of the assets of Old Town and receives an offer from a third-party for such assets, NewMarket Services must provide the offer to the Gottwalds, who will have 30 days to purchase the assets of Old Town on the same terms and conditions as contained in the third-party offer.

In April 2001, we had sold the property, located in King William, Virginia and consisting of approximately 1,600 acres, to Old Town, LLC, which at the time was owned by the Gottwalds for $2.9 million in cash based on independent appraisals. We managed the property for Old Town, LLC.

On February 1, 2002, Bruce C. Gottwald made a loan to Ethyl in the amount of $18.6 million for a three-year term at an interest rate of 8.5%. The monthly payments were interest only during the term of the loan, with the principal amount coming due at maturity. We used the proceeds of the loan to pay down then existing debt. The loan was non-recourse to Ethyl and was secured by a first deed of trust on the three buildings at 330 South Fourth Street, Richmond, Virginia, that constitute our principal offices. An independent appraiser valued the three buildings at $18.6 million. This loan was paid in full on April 30, 2003.

On February 28, 1994, Ethyl completed the spin-off of Albemarle. The two companies have agreements that describe the conditions under which Albemarle must reimburse NewMarket for tax, environmental, and certain other liabilities. Generally, Albemarle is responsible for tax, environmental, and certain other exposures related to its operations before the spin-off of Albemarle. We believe that Albemarle has the ability to comply with this indemnification agreement. Further information, including comments regarding a $4 million receivable we have recorded from Albemarle, is in Note 18 of the Notes to Consolidated Financial Statements.

NewMarket and Albemarle have agreements to coordinate certain facilities and services, including Albemarle’s ongoing production of MMT for us. In connection with these agreements, Albemarle billed us approximately $9 million in both 2004 and 2003 and $23 million in 2002. The decrease in 2003 reflects the sale of the phenolic antioxidant business to Albemarle in January 2003. After the sale of the business, Albemarle no longer supplied us with antioxidant finished products for third-party resale. They continue to supply MMT, as well as our internal needs for antioxidants.

On January 21, 2003, we completed the sale of our phenolic antioxidants business to Albemarle. The decision to sell the phenolic antioxidants business followed an extensive strategic assessment of our business assets where we concluded the phenolic antioxidants business was not part of our future core business or growth goals. Further information is provided above in the “Income from Operations of Discontinued Business” section of Item 7.

CRITICAL ACCOUNTING POLICIES

It is our goal to clearly present our financial information in a manner that enhances the understanding of our sources of earnings and our financial condition. We do this by including the information required by the Securities and Exchange Commission, as well as additional information that gives further insight into our financial operations.

Our financial report includes a discussion of our accounting principles, as well as methods and estimates used in the preparation of our financial statements. We believe these discussions and statements fairly represent the financial position and operating results of our company. The purpose of this portion of our discussion is to further emphasize some of the more critical areas where a significant change in facts and circumstances in our operating and financial environment could cause a change in reported financial results.

As discussed in various sections of our report, we have made certain payments related to our TEL marketing agreements. We made the final payment of $3 million in 2003. The unamortized total is $21 million at December 31, 2004. We are amortizing these costs on an accelerated basis using a declining balance method over the life of the contracts. We believe this is the appropriate methodology and time period for this amortization based on the facts and circumstances of our TEL operations and the estimated product life of TEL. The customer base of TEL is significantly concentrated in a few countries and when conditions change that cause a shorter product life or other restrictions outside of our control, the amortization period is adjusted accordingly. Any adjustment to the amortization period would impact earnings, but would have no effect on cash flows. We continue to keep our accounting for this issue current with the business conditions.

We also have certain identifiable intangibles amounting to $51 million at year-end 2004 that are discussed in Note 11 of the Notes to Consolidated Financial Statements. These intangibles relate to our petroleum additives business and are being amortized over periods with up to eleven years of remaining life. We continue to assess the market related to these intangibles, as well as their specific values, and have concluded the amortization periods and values are appropriate. During 2003, due to a change in a contract, we modified the amortization period of one of the identifiable intangibles from nine remaining years to two remaining years. We also evaluate these intangibles for any potential impairment. These evaluations continue to support the value at which these identifiable intangibles are carried on our financial statements. However, if conditions were to substantially deteriorate in this market, it could possibly cause a reduction in the periods of this amortization charge or could possibly result in a noncash write-off of a portion of the intangibles’ carrying value. A reduction in the amortization period would have no cash effect. While we do not anticipate such a change in the market conditions, this disclosure is provided to enhance the understanding of the factors involved.

We have made disclosure of our environmental issues in Item 1 of this report, as well as in the Notes to Consolidated Financial Statements. We believe our environmental accruals are appropriate for the exposures and regulatory guidelines under which we currently operate. While we currently do not anticipate significant changes to the many factors that could impact our environmental requirements, we continue to keep our accruals consistent with these requirements as they change.

Also, as noted in the discussion of Legal Proceedings in Item 3 of this report, while it is not possible to predict or determine the outcome of any legal proceeding, we do not believe that we will experience any material adverse effects on our results of operations or financial condition as a result of any pending or threatened proceeding.

We use significant assumptions to record the impact of the pension and postretirement plans in the financial statements. These assumptions include the discount rate, expected long-term rate of return on plan assets, rate of compensation increase, and health-care cost trend rate. A change in any one of these assumptions could result in significantly different results for the plans. We develop these assumptions after considering advice from a major global actuarial consulting firm. Information is provided on the pension and postretirement plans in Note 19 of the Notes to Consolidated Financial Statements. In addition, further disclosure on the effect of changes in these assumptions is provided in the “Financial Position and Liquidity” section of Item 7.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (Revised 2004) “Share-Based Payment.” The statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” In general, the statement provides guidance in accounting for transactions in which a company obtains employee services in exchange for share-based payments. The statement requires that the cost from share-based payment transactions be recognized in the financial statements and be determined using a fair-value-based measurement method. This standard is effective for interim periods beginning after June 15, 2005 and applies to all share-based payment transactions initiated or modified after the effective date. We are evaluating this statement, but do not expect it to have a significant impact on our financial results.

In December 2004, the FASB issued FASB Staff Position No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” which provides guidance on applying FASB Statement No. 109, “Accounting for Income Taxes,” to the tax deduction on qualified production activities provided under the American Jobs Creation Act of 2004 (“the Act”). In addition, FASB issued FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” which provides guidance on the Act’s repatriation provision. The deduction for qualified production activities under the Act became effective January 1, 2005. We are currently evaluating the impact of the provisions of the FASB guidance related to qualified production activities on our effective tax rate for future periods. The FASB has also provided guidance for the appropriate point at which a company should reflect in its financial statements the effects of a one-time tax benefit on the repatriation of foreign earnings. Based on current facts and circumstances, we have concluded that we currently do not qualify for this one-time tax benefit.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to many market risk factors including fluctuations in interest and foreign currency rates, as well as changes in the cost of raw materials and marketable security prices. These risk factors may affect our results of operations, cash flows, and financial position.

We manage these risks through regular operating and financing methods, including the use of derivative financial instruments. When we have derivative instruments, they are with major financial institutions and are not for speculative or trading purposes. Also, as part of our financial risk management, we regularly review significant contracts for embedded derivatives. As of December 31, 2004, based on our review, we had no contracts with an embedded derivative.

The following analysis presents the effect on our earnings, cash flows, and financial position as if the hypothetical changes in market risk factors occurred at year-end 2004. We analyzed only the potential impacts of our hypothetical assumptions. This analysis does not consider other possible effects that could impact our business.

Interest Rate Risk

At December 31, 2004, we had total debt of $184 million with $30 million at variable interest rates. Holding all other variables constant, if the variable portion of the weighted-average interest rates on the variable rate debt hypothetically increased 10% (approximately 26 basis points), the effect on our earnings and cash flows would have been higher interest expense of $80 thousand.

Since most of our debt at year-end 2004 is at a fixed rate, a hypothetical 10% decrease in interest rates, holding all other variables constant, would have resulted in a change of $6 million in fair value.

Foreign Currency Risk

We sell to customers in foreign markets through our foreign subsidiaries, as well as through export sales from our plants in the United States. These transactions are often denominated in currencies other than the U.S. dollar. Our primary currency exposures are the European Union euro, British pound sterling, Japanese yen, and Canadian dollar.

We sometimes enter into forward contracts as hedges to minimize the fluctuation of accounts receivable denominated in foreign currencies. During 2004, we entered into $26 million of Euro-denominated forward contracts to minimize currency exposure from expected cash flows from foreign operations. The contracts all have maturity dates in 2005. With other variables held constant, a hypothetical 10% adverse change in the December 31, 2004 forward Euro rates would have resulted in a decrease of about $3 million in the value of these contracts.

Raw Material Price Risk

We utilize a variety of raw materials in the manufacture of our products, including base oil, polyisobutylene, olefin copolymers, maleic anhydride, antioxidants, alcohols, and methacrylates. Our profitability is sensitive to changes in the costs of these materials caused by changes in supply, demand or other market conditions, over which we have little or no control. If we experience sudden or sharp increases in the cost of our raw materials, we may not be able to pass on these increases in whole or in part to our customers. Political and economic conditions in the Middle East and Latin America have caused and may continue to cause the cost of our raw materials to fluctuate. War, armed hostilities, terrorist acts, civil unrest or other incidents may also cause a sudden or sharp increase in the cost of our raw materials. If we cannot pass on to our customers any future increases in raw material costs in the form of price increases for our products, there will be a negative impact on operating profit.

During 2003, DSM Copolymer, Inc., our supplier of olefin copolymer viscosity index improvers, notified us of its intent to terminate a long-term supply agreement in mid-2005. The contract was initially scheduled to terminate in 2012. We have developed other supply alternatives and expect no disruption of supply. These new alternatives may be more expensive than the previous agreement.

Marketable Security Price Risk

At year-end 2004, our marketable securities had a fair value of $2.5 million, including net unrealized gains of $200 thousand. The estimated loss in the fair value resulting from a hypothetical 10% decrease in the price would have been $300 thousand.

Since the securities are classified as “available for sale,” adjustments to fair value of a temporary nature are reported in accumulated other comprehensive loss, and would not impact our results of operations or cash flows until such time that the securities are sold or that the impairment is determined to be other than temporary in nature.

Other Risk Factors

Our business is subject to many factors that could materially adversely affect our future performance and cause our actual results to differ materially from those expressed or implied by forward-looking statements made in this annual report. Those risk factors are outlined below:

•	Competition could adversely affect our operating results. Our profits could suffer from over-capacity in our industry, and we may not be able to continue to reduce cost and enhance our competitiveness.

•	Raw materials or energy price increases may adversely affect our profit margins.

•	Our reliance on a small number of significant customers may have a material adverse effect on our results of operations, and continued oil industry consolidation could have a negative impact on product pricing.

•	Our customers are concentrated in the fuel and lubricant industries and, as a result, our reliance on these industries is significant. Our business may suffer from declines in overall demand for our lubricant and fuel additives.

•	We may be unable to respond effectively to technological changes in our industry. The amount and timing of our technology costs will vary depending on the frequency of change in industry performance standards, the product life cycles and the relative demand for our products.

•	Our TEL business has declined and will continue to decline.

•	Our TEL results would be adversely affected if Octel became unable to meet its obligations under the marketing agreements.

•	Several of our products are produced solely at one facility, and a significant disruption or disaster at such a facility could have a material adverse effect on our results of operations.

•	We face risks related to our foreign operations that may negatively affect our business. Our business may be adversely affected by the political, social, economic and regulatory factors associated with conducting business in regions outside of North America, especially Latin America and the Middle East.

•	If we fail to protect our intellectual property rights, our future performance and growth could be adversely affected.

•	We could be required to make additional contributions to our pension funds, which may be under-funded due to past and any future underperformance of the equities markets.

•	Our business is subject to government regulation, and could be adversely affected by future government regulation, resulting in increased regulatory compliance costs.

•	Political, economic and regulatory factors could negatively impact our sales of MMT.

•	Legal proceedings and other claims, including product liability, hazardous substances, and premises asbestos claims, could impose substantial costs on us.

•	Environmental matters could have a substantial negative impact on our results of operations.

•	We have been identified, and in the future may be identified, as a potentially responsible party in connection with state and federal laws regarding environmental clean-up projects.

•	Our financial results will vary according to the timing of customer orders and other external factors, which reduces your ability to gauge our performance and increases your risk of an investment in our securities.

•	If we were to discover a material deficiency in our system of internal controls over financial reporting, it could have a substantial negative impact on our common stock price or our ability to conduct business in the current manner.

Financial Policy

NewMarket Corporation’s Financial Standards—Our goal is to present clearly NewMarket’s financial information to enhance your understanding of our sources of earnings and cash flows and our financial condition.

Management’s Report on the Financial Statements—NewMarket prepared the financial statements and related notes in accordance with GAAP. In doing so, management made informed judgments and estimates of the expected effects of certain events and transactions on the reported amounts of assets and liabilities at the dates of the financial statements. The same is true for the reported amounts of revenues and expenses during these reporting periods. Financial data appearing elsewhere in the annual report is consistent with these financial statements. However, actual results could differ from the estimates on which these financial statements are based.

PricewaterhouseCoopers LLP (PwC), an independent registered public accounting firm, audited these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).

The Audit Committee of the Board of Directors, composed only of independent directors, meets with management and PwC to review accounting, auditing, and financial reporting matters. The independent registered public accounting firm is appointed by the Audit Committee.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of NewMarket Corporation:

We have completed an integrated audit of NewMarket Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of NewMarket Corporation and its subsidiaries at December 31, 2004 and December 31, 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 15 to the financial statements, the Company changed the manner in which it accounts for asset retirement costs as of January 1, 2003. As discussed in Note 11 to the financial statements, the Company changed the manner in which it accounts for goodwill and other intangible assets as of January 1, 2002.

Internal control over financial reporting

Also, in our opinion, management’s assessment included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Richmond, Virginia

March 14, 2005

NewMarket Corporation & Subsidiaries

Consolidated Statements of Income

	Years Ended December 31
	2004	2003	2002
	(in thousands except per-share amounts)

Net sales	$894,109	$756,341	$656,350
Cost of goods sold	715,809	590,430	518,031

Gross profit	178,300	165,911	138,319
Operating profit from TEL marketing agreements services	33,226	29,603	25,756
Selling, general, and administrative expenses	96,855	88,090	73,616
Research, development, and testing expenses	65,356	57,865	51,069
Special item income	13,245	—	—

Operating profit	62,560	49,559	39,390
Interest and financing expenses	18,254	21,128	25,574
Other income (expense), net	324	911	(547)

Income from continuing operations before income taxes	44,630	29,342	13,269
Income tax expense	11,572	8,718	3,756

Income from continuing operations	33,058	20,624	9,513
Discontinued operations
Gain on disposal of business (net of tax)	—	14,805	—
Income from operations of discontinued business (net of tax)	—	—	2,901

Income before cumulative effect of accounting changes	33,058	35,429	12,414
Cumulative effect of accounting changes (net of tax)	—	1,624	(2,505)

Net income	$33,058	$37,053	$9,909

Basic earnings per share
Income from continuing operations	$1.95	$1.23	$.57
Discontinued operations (net of tax)	—	.88	.17
Cumulative effect of accounting changes (net of tax)	—	.10	(.15)

	$1.95	$2.21	$.59

Diluted earnings per share
Income from continuing operations	$1.92	$1.22	$.57
Discontinued operations (net of tax)	—	.88	.17
Cumulative effect of accounting changes (net of tax)	—	.09	(.15)

	$1.92	$2.19	$.59

Shares used to compute basic earnings per share	16,916	16,733	16,689

Shares used to compute diluted earnings per share	17,199	16,940	16,732

See accompanying Notes to Consolidated Financial Statements.

NewMarket Corporation & Subsidiaries

Consolidated Balance Sheets

	December 31
	2004	2003
	(in thousands except share and per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$28,778	$33,367
Restricted cash	1,706	1,903
Trade and other accounts receivable, net	158,423	132,542
Receivable—TEL marketing agreements services	3,298	2,456
Inventories	157,789	124,428
Deferred income taxes	7,874	11,296
Prepaid expenses	2,387	3,810

Total current assets	360,255	309,802

Property, plant, and equipment, at cost	777,105	751,919
Less accumulated depreciation and amortization	610,876	577,686

Net property, plant, and equipment	166,229	174,233

Prepaid pension cost	20,101	21,829
Deferred income taxes	4,367	5,471
Other assets and deferred charges	68,961	75,564
Intangibles, net of amortization	56,282	62,849

TOTAL ASSETS	$676,195	$649,748

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$75,719	$53,990
Accrued expenses	52,710	50,691
Book overdraft	5,015	3,914
Long-term debt, current portion	601	6,978
Income taxes payable	6,138	10,055

Total current liabilities	140,183	125,628

Long-term debt	183,837	201,839
Other noncurrent liabilities	120,293	122,598

Commitments and contingencies (Note 18)

Shareholders’ equity:
Common stock and paid in capital (without par value at December 31, 2004; $1 par value at December 31, 2003; authorized shares—80,000,000; outstanding—16,980,759 at December 31, 2004 and 16,786,009 at December 31, 2003	84,724	83,877
Accumulated other comprehensive loss	(21,870)	(20,164)
Retained earnings	169,028	135,970

	231,882	199,683

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$676,195	$649,748

See accompanying Notes to Consolidated Financial Statements.

NewMarket Corporation & Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Common Stock and Paid in Capital		Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
	(in thousands except share amounts)

Balance at December 31, 2001	83,454,650	$83,455	$(27,170)	$89,008	$145,293
Comprehensive income:
Net income				9,909	9,909
Changes in:
Foreign currency translation adjustments			6,616		6,616
Unrealized losses on marketable securities			(833)		(833)
Minimum pension liability			(7,907)		(7,907)

Total comprehensive income					7,785

Reverse stock split: 1-for-5	(66,765,641)	—			—

Balance at December 31, 2002	16,689,009	83,455	(29,294)	98,917	153,078

Comprehensive income:
Net income				37,053	37,053
Changes in:
Foreign currency translation adjustments			9,561		9,561
Unrealized gains on marketable securities			588		588
Minimum pension liability			(1,019)		(1,019)

Total comprehensive income					46,183

Stock options exercised	97,000	422			422

Balance at December 31, 2003	16,786,009	83,877	(20,164)	135,970	199,683

Comprehensive income:
Net income				33,058	33,058
Changes in:
Foreign currency translation adjustments			3,231		3,231
Unrealized gains on marketable securities			178		178
Minimum pension liability			(4,170)		(4,170)
Accumulated derivative loss			(945)		(945)

Total comprehensive income					31,352

Stock options exercised	194,750	847			847

Balance at December 31, 2004	16,980,759	$84,724	$(21,870)	$169,028	$231,882

See accompanying Notes to Consolidated Financial Statements.

NewMarket Corporation & Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31
	2004	2003	2002
	(in thousands)
Cash and Cash Equivalents at Beginning of Year	$33,367	$15,488	$17,862

Cash Flows from Operating Activities
Net income	33,058	37,053	9,909
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	42,191	46,256	47,054
Amortization of deferred financing costs	2,584	4,135	5,368
Noncash pension expense	10,803	9,389	6,490
Deferred income tax expense (benefit)	3,401	3,057	(3,434)
Gain on insurance settlement	(13,245)	—	—
Gain on sale of phenolic antioxidant business	—	(23,196)	—
Cumulative effect of accounting changes	—	(2,549)	3,120
Net loss on sales and impairments of assets	—	—	4,033
Change in assets and liabilities:
Trade and other accounts receivable, net	(13,420)	(6,352)	(6,244)
Receivable—TEL marketing agreements services	(842)	4,962	9,517
Inventories	(28,613)	(11,448)	20,351
Prepaid expenses	1,569	(1,328)	924
Accounts payable and accrued expenses	19,077	21,120	(12,554)
Income taxes payable	(10,898)	3,627	(7,656)
Cash pension contributions	(12,195)	(8,888)	(3,004)
Proceeds from insurance settlement	7,650	—	—
TEL working capital advance	(3,522)	1,693	1,006
Proceeds from legal settlement	—	4,825	—
Proceeds from contract settlement	—	—	2,700
Other, net	(789)	603	3,569

Cash provided from operating activities	36,809	82,959	81,149

Cash Flows from Investing Activities
Capital expenditures	(14,650)	(11,617)	(12,671)
Purchase of certain property	(3,323)	—	—
Proceeds from sale of phenolic antioxidant business	—	27,770	—
Proceeds from sale of certain assets	—	12,576	—
Prepayment for TEL marketing agreements services	—	(3,200)	(19,200)
Other, net	255	446	166

Cash (used in) provided from investing activities	(17,718)	25,975	(31,705)

Cash Flows from Financing Activities
Repayments of debt—old agreements	(53,807)	(284,519)	(77,426)
Net borrowings under revolving credit agreement	30,000	—	—
Net borrowings—old agreements	—	—	32,040
Issuance of senior notes and term loan	—	265,000	—
Repayments on term loan	—	(61,193)	—
Change in book overdraft	1,101	3,904	(5,470)
Debt issuance costs	(1,280)	(13,299)	(1,982)
Proceeds from exercise of options	847	422	—
Other, net	(572)	(538)	(504)

Cash used in financing activities	(23,711)	(90,223)	(53,342)

Effect of foreign exchange on cash and cash equivalents	31	(832)	1,524

(Decrease) increase in cash and cash equivalents	(4,589)	17,879	(2,374)

Cash and Cash Equivalents at End of Year	$28,778	$33,367	$15,488

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

(tabular amounts in thousands, except share and per-share amounts)

1.    Summary of Significant Accounting Policies

Consolidation—Our consolidated financial statements include the accounts of NewMarket Corporation and subsidiaries. All significant intercompany transactions are eliminated upon consolidation. References to “we,” “our,” and “NewMarket” are to NewMarket Corporation and its subsidiaries on a consolidated basis, unless the context indicates otherwise.

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

Following the establishment of the holding company structure, we completed the internal restructuring of our subsidiaries as a result of which, NewMarket became the parent company of two operating companies, each managing its own assets and liabilities. Those companies are Afton, which focuses on petroleum additive products; and Ethyl, representing certain manufacturing operations and the TEL business. NewMarket also became the parent company of NewMarket Services Corporation, which provides various administrative services to NewMarket, Afton, and Ethyl.

Foreign Currency Translation—We translate the balance sheets of our foreign subsidiaries into U.S. dollars based on the current exchange rate at the end of each period. We translate the statements of income using the weighted-average exchange rates for the period. NewMarket includes translation adjustments in the balance sheet as part of accumulated other comprehensive loss and transaction adjustments in net income.

Revenue Recognition—Our policy is to recognize revenue from the sale of products when title and risk of loss have transferred to the buyer, the price is fixed and determinable, and collectibility is reasonably assured. Provisions for rebates to customers are recorded in the same period the related sales are recorded. Freight costs incurred on the delivery of product are included in cost of goods sold.

Accounts Receivable—We record our accounts receivable at net realizable value. We maintain an allowance for doubtful accounts for estimated losses resulting from our customers not making required payments. We determine the adequacy of the allowance by periodically evaluating each customer’s receivable, considering our customers’ financial condition and credit history, and current economic conditions.

Inventories—NewMarket values its petroleum additive and TEL inventories at the lower of cost or market, with cost primarily determined on the last-in, first-out (LIFO) basis. In certain countries where the LIFO method is not permitted, we primarily use the first-in, first-out (FIFO) method with a small amount also using the weighted-average method. Inventory cost includes raw materials, direct labor, and manufacturing overhead.

Property, Plant, and Equipment—We state property, plant, and equipment at cost and compute depreciation primarily by the straight-line method based on the estimated useful lives of the assets. NewMarket capitalizes expenditures for significant improvements. We expense repairs and maintenance, including plant turnaround costs, as incurred. When property is sold or retired, we remove the cost and accumulated depreciation from the accounts and any related gain or loss is included in income.

Our policy on capital leases is to record the asset at the lower of fair value at lease inception or the present value of the total minimum lease payments. We compute amortization by the straight-line method over the lesser of the estimated economic life of the asset or the term of the lease.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except share and per-share amounts)

Impairment of Long-Lived Assets—When significant events or circumstances occur that might impair the value of long-lived assets, we evaluate recoverability of the recorded cost of these assets. Assets are considered to be impaired if their carrying value is not recoverable from the undiscounted cash flows associated with the assets. If we determine an asset is impaired and its recorded cost is higher than fair market value based on the present value of future cash flows, we adjust the asset to fair market value.

Environmental Costs—NewMarket capitalizes environmental compliance costs if they extend the useful life of the related property or prevent future contamination. Environmental compliance costs also include maintenance and operation of pollution prevention and control facilities. We expense these costs as incurred.

Accrued environmental remediation and monitoring costs relate to an existing condition caused by past operations. NewMarket accrues these costs in current operations when it is probable that we have incurred a liability and the amount can be reasonably estimated. Amounts accrued exclude claims for recoveries from insurance companies. NewMarket records these claims separately.

We generally record environmental liabilities on an undiscounted basis. When we can reliably determine the amount and timing of future cash flows, we discount these liabilities. We incorporate an inflation factor in determining the discount rate.

Intangible Assets—Identifiable intangibles include the cost of acquired favorable contracts and formulas. We assign a value to identifiable intangibles based on independent appraisals and internal estimates. NewMarket amortizes intangibles using the straight-line method over the estimated economic life of the intangible. Upon adopting SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002, we wrote-off all remaining goodwill. Under the undiscounted cash flow model that we used prior to the adoption of SFAS No. 142, the goodwill was not impaired and, therefore, had not been previously written off.

Employee Savings Plan—Most of our full-time salaried and hourly employees may participate in defined contribution savings plans. Employees who are covered by collective bargaining agreements may also participate in a savings plan according to the terms of their bargaining agreements. Employees, as well as NewMarket, contribute to the plans. We made contributions of $2 million in 2004, 2003, and 2002 related to these plans.

Research, Development, and Testing Expenses—NewMarket expenses all research, development, and testing costs. Of the total research, development, and testing expenses, those related to new products and processes were $33 million in 2004, $28 million in 2003, and $30 million in 2002.

Income Taxes—We recognize deferred income taxes for temporary differences between the financial reporting basis and the income tax basis of assets and liabilities. We also adjust for changes in tax rates and laws at the time the changes are enacted. A valuation allowance is recorded when it is more likely than not that a deferred tax asset will not be realized.

Derivative Financial Instruments—We have used derivative financial instruments to manage the risk of foreign currency exchange. NewMarket does not enter into derivative financial instruments for trading or speculative purposes. When using derivative instruments for cash flow hedge purposes, we record realized gains and losses in net income, and unrealized gains and losses in accumulated other comprehensive loss.

Earnings Per Share—Basic earnings per share reflect reported earnings divided by the weighted-average number of common shares outstanding. Diluted earnings per share include the effect of dilutive stock options outstanding during the year. See Note 2 of the Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except share and per-share amounts)

Stock-Based Compensation—We account for the stock-based compensation plan using the intrinsic-value method. Under this method, we do not record compensation cost unless the quoted market price of the stock at grant date or other measurement date exceeds the amount the employee must pay to exercise the stock option. See Note 29 of the Notes to Consolidated Financial Statements for information on an accounting standard which we will adopt in 2005 related to the accounting for stock-based compensation. See Note 16 of the Notes to Consolidated Financial Statements for further information on our stock-based compensation plan. The following table illustrates the effect on net income and earnings per share as if we had applied the fair-value method of accounting for the stock-based compensation plan.

	Years Ended December 31
	2004	2003	2002
Net income, as reported	$33,058	$37,053	$9,909
Less: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(123)	(327)	(631)

Pro forma net income	$32,935	$36,726	$9,278

Earnings per share:
Basic, as reported	$1.95	$2.21	$.59

Basic, pro forma	$1.95	$2.19	$.56

Diluted, as reported	$1.92	$2.19	$.59

Diluted, pro forma	$1.92	$2.17	$.56

Segment Reporting—NewMarket operates and manages two distinct strategic business segments: petroleum additives and tetraethyl lead (TEL).

Investments—We classify marketable securities as “available for sale” and record them at fair value with the unrealized gains or losses, net of tax, included as a component of shareholders’ equity in accumulated other comprehensive loss. The fair value is determined based on quoted market prices.

We use the equity method of accounting for investments in which we have ownership or partnership equity of 20% to 50% or have the ability to exert significant influence.

When a decline in the fair value of a marketable security is considered other than temporary, we writedown the investment to market value with a corresponding charge to earnings.

Estimates and Risks Due to Concentration of Business—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

In addition, our financial results can be influenced by certain risk factors. Some of our significant concentrations of risk include the following:

•	Reliance on a small number of significant customers;

•	Customers concentrated in the fuel and lubricant industries;

•	Production of several of our products solely at one facility; and

•	Political, social, economic, and regulatory factors associated with various regions around the world.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except share and per-share amounts)

Reclassifications—We made certain reclassifications in the prior year consolidated financial statements and the related notes to conform to the current presentation. These reclassifications included the following:

•	Prior period segment operating profit was adjusted to reflect the current allocation of certain cost in alignment with the recent transition to a holding company structure. The reclassification had no effect on net income.

•	Cash and cash equivalents were adjusted for prior years to reflect a book overdraft present in those years. The adjustments are reflected in the financial statements and related notes to the financial statements.

•	The effect of foreign exchange on cash has been separately reflected in the Statement of Cash Flows.

•	A reclassification was made between selling, general, and administrative expenses and the research, development, and testing expenses for prior years on the Consolidated Statements of Income.

2.    Earnings Per Share

Basic and diluted earnings per share are calculated as follows:

	Years Ended December 31
	2004	2003	2002
Basic earnings per share
Numerator:
Income available to shareholders, as reported	$33,058	$37,053	$9,909

Denominator:
Average number of shares of common stock outstanding	16,916	16,733	16,689

Basic earnings per share	$1.95	$2.21	$.59

Diluted earnings per share
Numerator:
Income available to shareholders, as reported	$33,058	$37,053	$9,909

Denominator:
Average number of shares of common stock outstanding	16,916	16,733	16,689
Shares issuable upon exercise of stock options	283	207	43

Total shares	17,199	16,940	16,732

Diluted earnings per share	$1.92	$2.19	$.59

Options are not included in the computation of diluted earnings per share when the option exercise price exceeds the average market price of the common share. During 2004, we had outstanding options to purchase 50,000 shares of common stock at an exercise price of $44.375 per share. In 2003, we had outstanding options to purchase 273,200 shares of common stock at an exercise price of $62.50 per share, as well as 50,000 shares of common stock at an exercise price of $44.375 per share. In 2002, we had outstanding options to purchase 303,200 shares of common stock at an exercise price of $62.50 per share, as well as 50,000 shares of common stock at an exercise price of $44.375 per share. These options were not included in the computation of diluted earnings per share.

On March 26, 2002, Ethyl’s Board of Directors recommended an amendment to its Restated Articles of Incorporation effecting a 1-for-5 reverse stock split of Ethyl common stock and reducing the number of authorized shares of common stock from 400 million to 80 million. Ethyl shareholders approved this recommendation at the annual meeting on June 4, 2002.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except share and per-share amounts)

On the effective date of July 1, 2002, each holder of record was deemed to hold one share of common stock for every five shares held immediately prior to the effective date. We made cash payments for fractional shares to holders who had a number of shares not divisible by five. The cash payment was based on the average of the closing price for the common stock on each of the five trading days prior to the effective date and amounted to $4.25 per share, or less than $10 thousand in total.

3.    Operations of Discontinued Business

Following an extensive assessment of our phenolic antioxidant business, we concluded this business was not part of our future core business or growth goals. On January 21, 2003, we completed the sale of our phenolic antioxidant business to Albemarle.

As part of the transaction, we sold accounts receivable and inventory, as well as fixed assets at the Orangeburg, South Carolina facility. The net book value of the fixed assets was zero. The net sales of the discontinued business were $19 million in 2002.

We recognized a gain of $23.2 million ($14.8 million after tax) in first quarter 2003 related to this transaction.

4.    TEL Marketing Agreements Services

On October 1, 1998, Ethyl entered into marketing agreements with The Associated Octel Company Limited and its affiliates (Octel) to market and sell TEL in all world areas except for North America and the European Economic Area (Octel Marketing Agreements). Sales made under the Octel Marketing Agreements are in the name of Octel. We provide certain bulk distribution, marketing, and other services related to sales made under these agreements. Octel produces the TEL marketed under this arrangement and also provides marketing and other services.

Effective January 1, 2000, Ethyl’s Swiss subsidiaries entered into TEL marketing agreements with Alcor Chemie AG and Alcor Chemie Vertriebs AG (collectively, Alcor), to market and sell TEL outside North America and the European Economic Area (Alcor Marketing Agreements). Octel purchased Alcor, another TEL producer, in the fall of 1999. These agreements are similar to the Octel Marketing Agreements. On April 19, 2000, Ethyl’s Swiss subsidiaries made a payment of $39 million to Alcor as a prepayment for services provided under the terms of the Alcor Marketing Agreements. This payment was funded under our loan agreements.

During 2001, the Alcor Marketing Agreements were amended to include the proceeds from the sale of TEL resulting from agreements entered into by an Alcor subsidiary. These agreements are with Veritel Chemicals BV (Veritel) and its parent company, General Innovative Investment NV (GII), and provide for the exclusive right to market and sell TEL sourced from Veritel in certain areas of the world, excluding primarily the United States and the Russian Federation. Veritel is party to supply agreements granting it the exclusive right to distribute TEL manufactured by OAO Sintez, a Russian company, to areas outside the United States and the Russian Federation. The amended Alcor Marketing Agreements are effective for an initial period from January 1, 2000 to December 31, 2010, but may be extended under certain circumstances. Ethyl’s Swiss subsidiaries made a payment of $2.5 million to Alcor in December 2001 as a payment for services under the terms of the amended Marketing Agreements.

Under the amended Alcor Marketing Agreements, Ethyl’s Swiss subsidiaries agreed to pay Alcor up to $22 million, representing an increase in the prepayment for services in proportion to the expanded agreements. We recorded this amount as a liability at year-end 2001. The payments were completed during 2003.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except share and per-share amounts)

The payments related to the amended Alcor Marketing Agreements are being amortized over the life of the agreements using a declining balance method and are designed to be in proportion to future cash flows and services from the Alcor Marketing Agreements as a result of declining volumes. The unamortized portion of the payments totaled $21 million at year-end 2004 and $29 million at year-end 2003. The amortization expense was about $8 million in 2004, $10 million in 2003, and $11 million in 2002.

Under the Octel and Alcor Marketing Agreements, 32% of the net proceeds are paid to Ethyl for services provided by Ethyl. The proceeds, net of amortization, earned by Ethyl under all of these Marketing Agreements are reflected in the Consolidated Statements of Income under “Operating profit from TEL marketing agreements services.” Also, as part of the Octel Marketing Agreements, Octel purchased most of our remaining TEL inventory and used this inventory for third-party sales. Sales of inventory to Octel have been included in our net sales and cost of goods sold in the Consolidated Statements of Income. Sales of TEL to Octel were $3 million in 2003. There were no sales to Octel in 2004 and 2002.

Summary financial information related to the Marketing Agreements is presented below. The territory sales shown in the table below are not recorded as sales in our Consolidated Statements of Income. The benefit of the territory sales is reflected in the “Operating profit from TEL marketing agreements services” caption on our Consolidated Statements of Income.

	Years Ended December 31
	2004	2003	2002
Territory sales	$251,937	$271,604	$257,319
Contractual cost of sales	108,803	131,873	127,160

	143,134	139,731	130,159
Selling, general, and administrative expenses	15,632	16,973	18,158

Net proceeds for services	$127,502	$122,758	$112,001

Ethyl’s share	$40,801	$39,282	$35,840
Amortization expense and adjustments	(7,575)	(9,679)	(10,084)

Operating profit from TEL marketing agreements services	$33,226	$29,603	$25,756

At December 31, Octel and Alcor collectively owed Ethyl approximately $3 million in 2004 and $2 million in 2003 for our share of net proceeds for services and unreimbursed costs, as provided by the Marketing Agreements. We received cash from these Marketing Agreements of $35 million in 2004, $49 million in 2003, and $52 million in 2002.

We record reimbursement of expenses as a reduction of the related expenses. Expense reimbursements received from Octel and Alcor under the Marketing Agreements totaled $5 million in both 2004 and 2003 and $4 million in 2002. These reimbursements were for certain bulk distribution, marketing and other services we provided under the agreements.

Under the Marketing Agreements, we are required to provide approximately one-third of the cost of product sold to customers in the territory from our TEL inventory or post an equivalent dollar value deposit with Octel. Our inventories fell below the requirement at year-end 2000 due to the planned sale of inventory to Octel, under the terms of the agreements. The approximate requirement is $14 million at year-end 2004 and $11 million at year-end 2003. We now cover this requirement of the Marketing Agreements through the value of a working capital advance due from Octel. We funded this advance in 2000 and it is being repaid to Ethyl as the requirement decreases and will be paid in full at the end of the agreements. These amounts have been recorded in

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except share and per-share amounts)

other assets and deferred charges on the balance sheet. See Note 10 of the Notes to Consolidated Financial Statements.

5.    Supplemental Cash Flow Information

	Years Ended December 31
	2004	2003	2002
Cash paid during the year for
Interest and financing expenses (net of capitalization)	$15,826	$15,210	$20,385
Income taxes	13,443	9,895	8,129

6.    Cash and Cash Equivalents

	December 31
	2004	2003
Cash and time deposits	$28,633	$23,597
Short-term securities	145	9,770

	$28,778	$33,367

The maturity of time deposits is less than 90 days. Our short-term securities are generally government obligations and commercial paper, which mature in less than 90 days. We state these securities at cost plus accrued income, which approximates market value. Throughout the year, we have cash balances in excess of federally insured amounts on deposit with various financial institutions.

We also had restricted cash of $1.7 million at December 31, 2004 and $1.9 million at December 31, 2003. Of these restricted funds at December 31, 2004, $1.1 million was cash received from Metropolitan Life Insurance Company (Metropolitan) in 2003. These funds amounted to $1.2 million at December 31, 2003. We also had $200 thousand of similar funds at December 31, 2003, which had been received from the demutualization of Metropolitan in 2000. The 2000 funds from Metropolitan were used to reduce the employee portion of retiree health benefit costs and had been used at December 31, 2004. The 2003 funds from Metropolitan are also being used for employee benefit purposes. The remaining $600 thousand of restricted cash at December 31, 2004 represents funds related to the issuance of a European bank guarantee. This guarantee amounted to $500 thousand at December 31, 2003.

At both December 31, 2004 and December 31, 2003, we had a book overdraft for some of our disbursement cash accounts. A book overdraft represents transactions that have not cleared the bank accounts at the end of the reporting period. We transfer cash on an as-needed basis to fund these items as they clear the bank in subsequent periods.

7.    Trade and Other Accounts Receivable, Net

	December 31
	2004	2003
Trade receivables	$137,414	$121,889
Income tax receivables	8,053	5,120
Environmental insurance settlement receivable	3,750	—
Other	10,273	7,915
Allowance for doubtful accounts	(1,067)	(2,382)

	$158,423	$132,542

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except share and per-share amounts)

Bad debt expense was $1.4 million in 2004, $1.5 million in 2003 and less than $50 thousand in 2002. The allowance for doubtful accounts amounted to $900 thousand at December 31, 2002. The increases in the allowance for doubtful accounts in 2003 and 2004 reflect the possibility of not being able to collect the outstanding receivable from one of our petroleum additives customers. During 2004, we wrote off $2.6 million related to this customer.

8.    Inventories

	December 31
	2004	2003
Finished goods and work-in-process	$131,627	$103,734
Raw materials	17,471	12,630
Stores, supplies, and other	8,691	8,064

	$157,789	$124,428

The reserve for obsolete and slow moving inventory amounted to $2 million at December 31, 2004 and $3 million at December 31, 2003. These amounts are included in the table above.

Our inventories which are stated on the LIFO basis amounted to $117 million at year-end 2004, which was below replacement cost by approximately $25 million. At year-end 2003, LIFO basis inventories were $93 million, about $19 million below replacement cost. During 2004 and 2003, TEL inventory quantities were reduced resulting in a liquidation of LIFO layers. The effect of those liquidations increased net income by $200 thousand in 2004 and $100 thousand in 2003. During 2002, petroleum additives inventory quantities were reduced resulting in a liquidation of LIFO layers and increasing net income by $300 thousand.

9.    Property, Plant, and Equipment, at Cost

	December 31
	2004	2003
Land	$36,803	$34,641
Land improvements	31,271	30,692
Buildings	91,134	88,983
Machinery and equipment	595,529	575,194
Capitalized interest	15,768	16,770
Construction in progress	6,600	5,639

	$777,105	$751,919

We depreciate the cost of property, plant, and equipment generally by the straight-line method and primarily over the following useful lives:

Land improvements	5-30 years
Buildings	10-40 years
Machinery and equipment	3-15 years

Interest capitalized was $200 thousand in 2004 and $100 thousand in both 2003 and 2002. Capitalized interest is amortized over the same lives as the asset to which it relates. Depreciation expense was $27 million in 2004, $30 million in 2003, and $31 million in 2002. Amortization of capitalized interest, which is included in depreciation expense, was $1.5 million in 2004, 2003, and 2002.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except share and per-share amounts)

In June 2003, we entered into a sale-leaseback transaction for the land, buildings, and certain equipment located at our Bracknell, England facility. We received $11.1 million for the assets, which had a net book value of $9.6 million. The resulting operating lease is for ten years with an option to terminate the lease after five years. The gain of $1.5 million was deferred and is being amortized over the term of the lease agreement.

10.    Other Assets and Deferred Charges

	December 31
	2004	2003
TEL prepayment for services, net of amortization	$20,846	$29,142
TEL working capital advance to Octel	14,438	10,916
Deferred financing costs, net	9,041	10,345
Other deferred charges	273	474
Environmental insurance settlement	4,200	—
Rabbi trust assets	2,549	4,440
Other	17,614	20,247

	$68,961	$75,564

The accumulated amortization on the deferred financing fees related to our current credit agreement was $2 million at December 31, 2004 and $1 million at December 31, 2003.

11.    Intangibles, Net of Amortization

	December 31
	2004		2003
	Identifiable Intangibles
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Formulas	$85,910	$35,384	$85,910	$30,859
Contracts	40,873	40,030	40,873	38,015

	$126,783	$75,414	$126,783	$68,874

Nonamortizing intangible assets
Minimum pension liabilities	$4,913		$4,940

Aggregate amortization expense		$6,540		$5,897

Estimated amortization expense for the next five years is expected to be:

• 2005	$5,367

• 2006	$4,524

• 2007	$4,524

• 2008	$4,524

• 2009	$4,524

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except share and per-share amounts)

We amortize the cost of intangible assets by the straight-line method, over their economic lives of 5 to 20 years.

As of January 1, 2002, we adopted SFAS No. 142 and changed the manner in which we accounted for goodwill and other intangible assets. As a result, we wrote-off goodwill of $3.1 million ($2.5 million after tax) in first quarter 2002 in accordance with the provisions of SFAS No.142. This amount is reflected in the Consolidated Statements of Income as a cumulative effect of accounting change. Under the undiscounted cash flow model that we used prior to the adoption of SFAS No. 142, the goodwill was not impaired and, therefore, had not been previously written-off.

During 2003, we were notified by DSM Copolymer, Inc., our supplier of olefin copolymer viscosity index improvers, of their intent to terminate a supply contract with us in mid-2005. The contract was initially scheduled to terminate in 2012. We have adjusted the amortization period of the intangible asset associated with this contract to coincide with the 2005 termination date.

12.    Accrued Expenses

	December 31
	2004	2003
Employee benefits, payroll, and related taxes	$14,993	$14,294
Customer rebates	11,597	12,086
Environmental remediation	2,135	1,519
Environmental dismantling	1,335	1,924
Other	22,650	20,868

	$52,710	$50,691

Environmental remediation and environmental dismantling include asset retirement obligations.

13.    Long-Term Debt

	December 31
	2004	2003
Senior notes	$150,000	$150,000
Revolving credit agreement	30,000	—
Term loan agreements	—	53,807
Capital lease obligations	4,438	5,010

	184,438	208,817
Current maturities	(601)	(6,978)

	$183,837	$201,839

Senior Notes—On April 30, 2003, Ethyl sold senior notes in the aggregate principal amount of $150 million that bear interest at a fixed rate of 8.875% and are due in 2010.

The senior notes are our senior unsecured obligations and are jointly and severally guaranteed on an unsecured basis by all of our existing and future wholly owned domestic restricted subsidiaries and certain of our existing wholly owned foreign subsidiaries. We incurred financing costs of approximately $5 million related to the senior notes, which are being amortized over seven years.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except share and per-share amounts)

In connection with the holding company formation, NewMarket assumed all of Ethyl’s rights, liabilities and obligations under the senior notes, effective June 18, 2004.

The senior notes and the subsidiary guarantees rank:

•	effectively junior to all of our and the guarantors’ existing and future secured indebtedness, including any borrowings under the senior credit facility described below;

•	equal in right of payment with any of our and the guarantors’ existing and future unsecured senior indebtedness; and

•	senior in right of payment to any of our and the guarantors’ existing and future subordinated indebtedness.

The indenture governing the senior notes contains covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to:

•	incur additional indebtedness;

•	create liens;

•	pay dividends or repurchase capital stock;

•	make certain investments;

•	sell assets or consolidate or merge with or into other companies; and

•	engage in transactions with affiliates.

We were in compliance with the covenants in the senior notes as of both December 31, 2004 and December 31, 2003.

Senior Credit Facility—On April 30, 2003, we entered into a long-term debt structure for Ethyl Corporation. The debt structure included the senior notes discussed above and a senior credit facility with a bank term loan and a revolving credit facility.

On June 18, 2004, prior to the completion of the holding company formation, Ethyl entered into an Amended and Restated Credit Agreement, which consists of a $100 million revolving credit facility. This agreement amended and restated the credit agreement that Ethyl had entered into on April 30, 2003. Effective with the completion of the holding company formation, NewMarket assumed all of Ethyl’s rights and obligations under the Amended and Restated Credit Agreement pursuant to the First Amendment thereto. We incurred additional financing costs of approximately $1 million, which resulted in total deferred financing costs of approximately $6 million related to the amended and restated credit facility. These costs are being amortized over five years.

The $100 million revolver is for working capital and other general corporate purposes for NewMarket and our subsidiaries and includes a sub-facility for letters of credit. Borrowings bear interest, at our election, at either a base rate plus a margin (50 basis points as of December 31, 2004) or LIBOR plus a margin (200 basis points as of December 31, 2004). The revolving credit facility matures on June 18, 2009. Borrowings outstanding at December 31, 2004 under the revolving credit facility were $30 million and bore interest at rates of 4.28% to 5.75%, depending upon the type of borrowing. At December 31, 2004, we had outstanding letters of credit of $24 million, resulting in the unused portion of the revolver amounting to $46 million.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except share and per-share amounts)

The revolving credit facility is secured by liens on substantially all of our U.S. assets. In addition, the credit facility is guaranteed by our U.S. subsidiaries and certain foreign subsidiaries to the extent that such guarantees would not result in adverse tax consequences.

The credit agreement contains covenants, representations, and events of default that management considers typical of a credit agreement of this nature. We were in compliance with the covenants contained in the senior credit facility as of both December 31, 2004 and December 31, 2003. The financial covenants include:

•	minimum consolidated net worth;

•	a minimum fixed charge coverage ratio;

•	a maximum leverage ratio;

•	a maximum senior secured leverage ratio; and

•	restrictions on the payment of dividends or repurchases of capital stock.

The weighted-average interest rate on our bank debt was 4.77% in 2004, 5.25% in 2003, and 5.7% in 2002. All of our bank debt is at variable rates.

Other Borrowings—On February 1, 2002, Bruce C. Gottwald, chairman of the board of Ethyl, made a loan to Ethyl in the amount of $18.6 million. The loan was for three years at an interest rate of 8.5%. Interest payments were due monthly during the term of the loan, with the principal amount coming due at maturity. We used the proceeds of the loan to pay down then existing bank debt. The loan was nonrecourse to Ethyl and was collateralized by a first deed of trust on the three buildings at 330 South Fourth Street, Richmond, Virginia, that are our principal offices. An independent appraiser valued the three buildings at $18.6 million. This loan was paid in full on April 30, 2003.

We record our capital lease obligations at the fair market value of the related asset at the inception of the lease. Capital lease obligations, including interest, will be approximately $900 thousand each year for the next six years. The future minimum lease payments in excess of the capital lease obligation are included in the noncancelable future lease payments discussed in Note 18 of the Notes to Consolidated Financial Statements.

Principal debt payments for the next five years will be as follows:

• 2005	$0.6 million

• 2006	$0.6 million

• 2007	$0.7 million

• 2008	$0.7 million

• 2009	$30.8 million

• After 2009	$151.0 million

14.    Other Noncurrent Liabilities

	December 31
	2004	2003
Employee benefits	$81,445	$81,118
Environmental remediation	19,786	21,939
Environmental dismantling	6,069	7,961
Asbestos litigation reserve	8,176	7,240
Other	4,817	4,340

	$120,293	$122,598

Environmental remediation and environmental dismantling include our asset retirement obligations.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except share and per-share amounts)

15.    Asset Retirement Obligations

The cumulative effect of accounting change in 2003 reflects the gain of $2.5 million ($1.6 million after tax, or $.10 per basic share) recognized upon the January 1, 2003 adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143.) This statement addresses the obligations and asset retirement costs associated with the retirement of tangible long-lived assets. It requires that the fair value of the liability for an asset retirement obligation be recorded when incurred instead of ratably over the life of the asset. The asset retirement costs must be capitalized as part of the carrying value of the long-lived asset. If the liability is settled for an amount other than the recorded balance, either a gain or loss will be recognized at settlement.

Our asset retirement obligations are related primarily to TEL operations. These obligations had been previously fully accrued. Upon the implementation of SFAS No. 143 on January 1, 2003, these accruals were discounted to their net present value to comply with the requirements of SFAS No. 143, which resulted in the recognition of a gain. Current accretion of the asset retirement obligations is being expensed in operations. The following table illustrates the 2004 and 2003 activity associated with the adoption of SFAS No. 143.

	Years ending December 31
	2004	2003
Asset retirement obligation, beginning of period	$13,238	$14,828
Gain upon implementation of SFAS No. 143	—	(2,549)
Accretion expense	702	575
Liabilities settled	(2,998)	(884)
Changes in expected cash flows and timing	(1,147)	—
Foreign currency impact	473	1,268

Asset retirement obligation, end of period	$10,268	$13,238

Had we adopted SFAS No. 143 on January 1, 2002, net income, as well as basic and diluted earnings per share, would have been as follows:

	Years ended December 31
	2004	2003	2002
Reported net income	$33,058	$37,053	$9,909
Deduct: accretion expense (net of tax)	—	—	(517)

Adjusted net income	$33,058	$37,053	$9,392

Basic earnings per share:
Reported net income	$1.95	$2.21	$0.59
Deduct: accretion expense (net of tax)	—	—	(0.03)

Adjusted net income	$1.95	$2.21	$0.56

Diluted earnings per share:
Reported net income	$1.92	$2.19	$0.59
Deduct: accretion expense (net of tax)	—	—	(0.03)

Adjusted net income	$1.92	$2.19	$0.56

16.    Stock Options

On May 27, 2004, at the Ethyl annual meeting, Ethyl shareholders approved the 2004 Incentive Compensation and Stock Plan (the Plan). In connection with the holding company formation, NewMarket assumed all of Ethyl’s rights, liabilities, and obligations under the Plan. Any employee of our company or an

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except share and per-share amounts)

affiliate or a person who is a member of our board of directors or the board of directors of an affiliate is eligible to participate in the Plan if the Bonus, Salary and Stock Option Committee of our Board of Directors (the Administrator), in its sole discretion, determines that such person has contributed significantly or can be expected to contribute significantly to the profits or growth of our company or its affiliates (each, a participant). Under the terms of the Plan, we may grant a participant options, which may be either incentive stock options or nonqualified stock options. Stock options entitle the participant to purchase a specified number of shares of our common stock at a price that is fixed by the Administrator at the time the option is granted; provided, however, that the price cannot be less than the shares’ fair market value on the date of grant. The maximum period in which an option may be exercised is fixed by the Administrator at the time the option is granted but, in the case of an incentive stock option, cannot exceed ten years. The Plan also permits the award of stock appreciation rights (SARs), which may only be granted with a related option, stock awards and incentive awards.

The maximum aggregate number of shares of our common stock that may be issued under the Plan is 1,500,000. No participant may be granted or awarded in any calendar year options or SARs covering more than 200,000 shares of our common stock in the aggregate. For purposes of this limitation and the individual limitation on the grant of options, an option and corresponding SAR are treated as a single award.

Some previously granted options become exercisable when the market price of our common stock reaches specified levels or when our earnings meet designated objectives. Other options become exercisable over a stated period of time. These previously granted outstanding options were awarded under Ethyl’s 1982 Stock Option Plan, which terminated in March 2004, and pursuant to which no further options may be granted.

A summary of NewMarket’s stock option plan is presented below in whole shares:

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at January 1	969,200	$22.81	1,110,200	$22.04	1,181,697	$24.79
Granted	—	—	—	—	20,000	4.35
Exercised	(194,750)	4.35	(97,000)	4.35	—	—
Lapsed	(292,450)	58.67	(44,000)	43.99	(91,497)	53.79

Outstanding at December 31	482,000	$8.50	969,200	$22.81	1,110,200	$22.04

Exercisable at December 31	324,000		377,640		60,640

Available for grant at December 31	1,500,000		819,771		775,771

We granted 20,000 options in 2002. No options were granted in 2004 and 2003. Based on the following assumptions, the stock options granted in 2002 have an estimated average value of $.91 per share at the grant date. We estimated the fair value of the options granted using an option-pricing model similar to Black-Scholes. We used the following assumptions in valuing the options granted:

2002
Dividend yield	0.0%
Expected volatility	47.2%
Risk-free interest rate	2.5%
Expected life	5 years

We continue to use the intrinsic value method to account for our stock option plan. Accordingly, we have recognized no compensation cost. See “Stock-Based Compensation” of Note 1 of the Notes to Consolidated

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except share and per-share amounts)

Financial Statements for pro forma net income and earnings per share as if we had applied the fair-value method of accounting. See Note 29 of the Notes to Consolidated Financial Statements for information on an accounting standard which we will adopt in 2005 related to the accounting for stock-based compensation.

The following table summarizes information in whole shares about the stock options outstanding and exercisable at December 31, 2004:

	Options Outstanding			Options Exercisable
	Shares	Weighted Average		Shares	Weighted Average Exercise Price
Range of Exercise Prices		Remaining Contractual Life	Exercise Price
$ 4.35	432,000	6.79	$4.35	324,000	$4.35
44.375	50,000	1.95	44.375	—	—

$ 4.35 - 44.375	482,000	6.29	$8.50	324,000	$4.35

All of the outstanding $4.35 options will become exercisable on April 1, 2005.

17.    Financial Instruments

Fair Value—We determine the fair value of our outstanding financial instruments as follows:

Cash and Cash Equivalents—The carrying value approximates fair value.

Restricted Cash—The carrying value approximates fair value.

Investments in Marketable Securities—The carrying value approximates the fair value. See Notes 21 and 24 of the Notes to Consolidated Financial Statements.

Long-Term Debt—We estimate the fair value of our long-term debt based on current rates available to us for debt of the same remaining duration.

Foreign Currency Forward Contracts—We record foreign currency forward contracts at fair value in our consolidated balance sheet. The fair value is based on published forward rates. We include the unrealized gains and losses, net of tax, as a component of shareholders’ equity in accumulated other comprehensive loss.

The estimated fair values of our financial instruments are:

	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$28,778	$28,778	$33,367	$33,367
Restricted cash	$1,706	$1,706	$1,903	$1,903
Investments in marketable securities	$2,549	$2,549	$4,440	$4,440
Long-term debt, including current maturities	$(184,438)	$(179,289)	$(208,817)	$(203,591)
Foreign currency forward contracts liability	$(1,514)	$(1,514)	$—	$—

Derivatives—As part of our strategy to minimize the fluctuation of accounts receivable denominated in foreign currencies, we sometimes use foreign currency forward contracts.

During 2004, NewMarket entered into derivative instruments with maturity dates throughout 2005 to hedge the foreign currency exposure of approximately $26 million of Euro-denominated intercompany sales in 2005.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except share and per-share amounts)

We believe that these cash flow hedges should be highly effective since a foreign currency rate change that impacts the value of the forward contract is offset by a corresponding change in the value of the hedged Euro intercompany sales.

At December 31, 2004, NewMarket had $26 million Euro foreign currency forward contracts outstanding. We recorded unrealized losses of $945 thousand, net of tax, in accumulated other comprehensive loss on these forward contracts in 2004. At December 31, 2003 and 2002, there were no forward contracts outstanding.

18.    Contractual Commitments and Contingencies

Contractual Commitments—NewMarket has operating lease agreements primarily for office space, transportation equipment, and storage facilities. Rental expense was $20 million in 2004, $18 million in 2003, and $15 million in 2002.

Future lease payments for all noncancelable operating leases, as well as the future minimum lease payments in excess of the capital lease debt obligation as of December 31, 2004 are:

• 2005	$15 million

• 2006	$12 million

• 2007	$10 million

• 2008	$7 million

• 2009	$7 million

• After 2009	$12 million

We have contractual obligations for the construction of assets, as well as purchases of property and equipment of $2 million at December 31, 2004.

On February 28, 1994, Ethyl completed the spin-off of Albemarle. The two companies have agreements that describe the conditions under which Albemarle must reimburse us for tax, environmental and certain other liabilities. Generally, Albemarle is responsible for tax, environmental and certain other exposures related to its operations before the spin-off of Albemarle. We believe that Albemarle has the ability to comply with this indemnification agreement.

NewMarket and Albemarle have agreements to coordinate certain facilities and services, including the production of methylcyclopentadienyl manganese tricarbonyl (MMT). In connection with these agreements, Albemarle billed us approximately $9 million in both 2004 and 2003, and $23 million in 2002. The decrease in 2003 reflects the sale of the phenolic antioxidant business to Albemarle in January 2003. After the sale of the business, Albemarle no longer supplied us with antioxidant finished products for third-party resale. They continue to supply our internal needs for antioxidants.

Under the TEL Marketing Agreements, we are required to provide approximately one-third of the cost of product sold to customers in the territory from our TEL inventory or post an equivalent dollar value deposit with Octel. Our inventories fell below the requirement at year-end 2000 due to the planned sale of inventory to Octel, under the terms of the Agreements. The approximate requirement is $14 million at year-end 2004 and $11 million at year-end 2003. We now cover this requirement of the Marketing Agreements through the value of a working capital advance due from Octel. This advance is being paid to Ethyl as the requirement decreases and will be paid in full at the end of the agreements. These amounts have been recorded in other assets and deferred charges. See Note 10 of the Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except share and per-share amounts)

During 2001, the Alcor Marketing Agreements were amended to include the proceeds from the sale of TEL resulting from agreements entered into by an Alcor subsidiary. Under the amended TEL Marketing Agreements, Ethyl’s Swiss subsidiaries were required to pay $22 million, representing an increase in the prepayment for services in proportion to the expanded agreements. These payments, which began in January 2002, were substantially completed by year-end 2002, with the remaining $3 million paid in early 2003. See Note 4 of the Notes to Consolidated Financial Statements for further information.

Litigation—We are involved in legal proceedings that are incidental to our business and include administrative or judicial actions seeking remediation under environmental laws such as Superfund.

These proceedings include certain product liability cases. The only product liability cases of potential consequence in which we are involved are TEL-related. In one case, Ethyl Corporation was served as a defendant in a case filed in the Circuit Court for Baltimore City, Maryland, in September 1999. Smith, et al. v. Lead Industries Association, Inc., et al., alleged personal injuries for seven children from lead exposure arising from lead paint and dust from tailpipe emissions due to leaded gasoline. The court dismissed Ethyl and some other defendants from the case in February 2002 and granted summary judgment to other defendants in November 2002. The plaintiffs have appealed both decisions, but did not appeal the dismissal of Ethyl as a defendant. The Court of Special Appeals of Maryland reversed the trial court’s decision in part, but noted in its decision that the claims related to tailpipe emissions (the only claims concerning Ethyl) had not been appealed. The Court of Appeals of Maryland granted the petition for a writ of certiorari and heard arguments during the January 2005 session of the Court, but no decision has been rendered. If such claims are further pursued against Ethyl, we believe Ethyl has strong defenses and will vigorously defend any such claims.

Like many other companies, we are also a defendant in personal injury lawsuits involving exposure to asbestos. These cases involve exposure to asbestos in premises owned or operated, or formerly owned or operated, by subsidiaries of NewMarket. We have never manufactured, sold or distributed products that contain asbestos. Nearly all of these cases are pending in Texas, Louisiana, or Illinois and involve multiple defendants. We maintain an accrual for these proceedings. In addition, in 2002 we recorded a receivable from Albemarle in the amount of $4 million for premises asbestos liability obligations. We invoiced Albemarle for the $4 million payment. Albemarle disputes this payment and its obligations for premises asbestos liabilities. We, however, believe that Albemarle is responsible for the payments, as well as certain current and future liability claims pursuant to an indemnification agreement between the companies dated as of February 28, 1994. We expect to fully recover these amounts in the next twelve months.

We accrue for our premises asbestos liability related to currently asserted claims based on the following assumptions and factors.

•	We are often one of many defendants. This factor influences both the number of claims settled against us and also the indemnity cost associated with such resolutions.

•	The estimated percent of claimants in each case that will actually, after discovery, make a claim against us out of the total number of claimants in a case is based on a level consistent with past experience and current trends.

•	We utilize average comparable plaintiff cost history as the basis for estimating pending premises asbestos related claims. These claims are filed by both former contractors’ employees and former employees who worked at past and present company locations. We also include an estimated inflation factor in the calculation.

•	No estimate is made for unasserted claims.

•	The estimated recoveries from insurance for these cases are based on and are consistent with insurance recoveries received in past cases.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except share and per-share amounts)

Based on the above assumptions, we have provided an undiscounted liability related to premises asbestos claims of $10 million at year-end 2004 and $8 million at year-end 2003. The liabilities related to asbestos claims are included in accrued expenses (current portion) and other noncurrent liabilities on the balance sheet. Certain of these costs are recovered through our insurance coverage. The receivable for insurance recoveries related to premises asbestos liabilities was $5 million at December 31, 2004 and $4 million at December 31, 2003. The insurance receivables are included in trade and other accounts receivable for the current portion. The noncurrent portion is included in other assets on the balance sheet.

NewMarket is pursuing recovery of sums we allege are owed to us under certain insurance policies from Travelers Indemnity Company (Travelers) for premises asbestos liability claims. Travelers has been our primary insurer for many years. We filed a lawsuit against Travelers in the Southern District of Texas in November 2004.

While it is not possible to predict or determine the outcome of any legal proceeding, it is our opinion that we have adequate accruals, cash, and insurance coverage such that the outcome of these legal proceedings, individually or in the aggregate, would not result in a material adverse effect on us.

Environmental—During 2000, the Environmental Protection Agency (EPA) named us as a potentially responsible party (PRP) under Superfund law for the clean-up of soil and groundwater contamination at the Sauget Area 2 Site in Sauget, Illinois. Without admitting any fact, responsibility, fault, or liability in connection with this site, we are participating with other PRPs in site investigations and feasibility studies.

The Sauget Area 2 Site PRPs submitted a Remedial Investigation and Feasibility Studies (RI/FS) to the EPA in early 2004. We have accrued our estimated proportional share of the expenses for the RI/FS. We also accrued our best estimate of our proportional share of the remediation liability proposed in that submission. The EPA has since not accepted the RI/FS. In addition, at a recent meeting with the EPA in December 2004, the scope and direction of the RI/FS were further discussed leading to our conclusion that the RI/FS process will probably take one to two years to complete. The RI/FS work is ongoing and we believe it is not at a stage where any further conclusion can be drawn as to the remediation liability we may incur. We do not believe there is any additional information available as a basis for revision of the liability that we have established. The amount accrued for this site is not material.

During late 2003, one of the other PRPs for the Sauget Area 2 Site declared bankruptcy. The performance of this PRP and its related entities is uncertain. We have not yet determined what, if any, impact this may have on us.

At one of our major United States sites, we have substantially completed remediation and will be monitoring the site for an extended period. The accrual for this site was $8 million at both year-end 2004 and 2003. We based these amounts on the best estimate of future costs discounted at approximately 3% in both 2004 and 2003. We incorporated an inflation factor in determining the discount rate. The remaining environmental liabilities are not discounted.

We accrue for environmental remediation and monitoring activities for which costs can be reasonably estimated and are probable. These estimates are based on an assessment of the site, available clean-up methods, and prior experience in handling remediation. While we believe we are currently fully accrued for known environmental issues, it is possible that unexpected future costs could have a significant impact on our financial position and results of operations.

At December 31, our accruals for environmental remediation were $22 million for 2004 and $23 million for 2003. In addition to the accruals for environmental remediation, we also have accruals for dismantling and

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except share and per-share amounts)

decommissioning costs of $7 million at December 31, 2004 and $10 million at December 31, 2003. The decrease in the accruals for both remediation, as well as dismantling and decommissioning cost from year-end 2003 to 2004, is primarily the result of activity at TEL sites in Canada and Houston, as well as the benefit of technology improvements at a Superfund site.

We recorded expected insurance reimbursement assets related to the environmental remediation, dismantling, and decommissioning accruals of $3 million at December 31, 2003. There were no expected insurance reimbursements at December 31, 2004. During the third quarter 2004, we reached a $16 million environmental insurance settlement resulting in the collection of the expected insurance reimbursements. The gain on this settlement amounted to $13 million and is reflected in the Consolidated Statements of Income under the caption “Special item income.” We received $8 million during 2004. We received $4 million in February 2005 and will receive the remaining $4 million in the first quarter 2006.

NewMarket spent $14 million in 2004 and $13 million in both 2003 and 2002 for environmental operating and clean-up costs, excluding depreciation of previously capitalized expenditures. Of these amounts, the ongoing costs of operations were $13 million in 2004 and $11 million in 2003 and 2002. The balance represents clean-up, or remediation and monitoring costs. On capital expenditures for pollution prevention and safety projects, we spent $4 million in 2004, $3 million in 2003, and $5 million in 2002.

19.    Pension Plans and Other Postretirement Benefits

U.S. Retirement Plans

NewMarket sponsors pension plans for most U.S. employees that offer a benefit based primarily on years of service and compensation. Employees do not contribute to these pension plans.

In addition, we offer unfunded, nonqualified supplemental pension plans. These plans restore a part of the pension benefits from our regular pension plans that would have been payable to designated participants if it were not for limitations imposed by U.S. federal income tax regulations.

We also provide postretirement health care benefits and life insurance to eligible retired employees. NewMarket and retirees share in the cost of postretirement health care benefits. NewMarket pays the premium for the insurance contract that holds plan assets for retiree life insurance benefits.

NewMarket uses a December 31 measurement date for all of our domestic plans.

Pension and postretirement benefit costs are shown below.

	Years Ended December 31
	Pension Benefits			Postretirement Benefits
	2004	2003	2002	2004	2003	2002
Service cost	$4,842	$4,091	$3,658	$1,259	$825	$947
Interest cost	5,561	5,379	4,958	3,808	4,136	4,166
Expected return on plan assets	(5,639)	(5,190)	(5,127)	(1,904)	(1,919)	(1,928)
Amortization of prior service cost	758	718	718	(29)	(29)	(29)
Amortization of net loss	1,499	874	332	—	—	—

Net periodic benefit cost	$7,021	$5,872	$4,539	$3,134	$3,013	$3,156

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except share and per-share amounts)

Changes in the plans’ benefit obligations and assets, as well as a reconciliation of the funded status, follow. The increase in the benefits paid during 2004 for the postretirement plans resulted from our 2004 transition from a self-insured postretirement health plan for certain retirees to a fully-insured plan. During this transition year, we incurred higher cash costs as we funded 2004 premium payments, as well as claims related to the 2003 self-insured plan. Further information on the $5.0 million estimated impact of Medicare Part D shown in the table below is provided under the “Federal Legislation” caption below.

	Years Ended December 31
	Pension Benefits		Postretirement Benefits
	2004	2003	2004	2003
Change in benefit obligation
Benefit obligation at beginning of year	$92,546	$79,774	$69,971	$64,588
Service cost	4,842	4,091	1,259	825
Interest cost	5,561	5,379	3,808	4,136
Plan amendments	762	—	—	—
Actuarial net loss	5,310	7,349	2,486	4,757
Estimated impact of Medicare Part D	—	—	(5,000)	—
Benefits paid	(4,170)	(4,047)	(5,423)	(4,335)

Benefit obligation at end of year	$104,851	$92,546	$67,101	$69,971

Change in plan assets
Fair value of plan assets at beginning of year	$51,769	$41,374	$28,364	$28,613
Actual return on plan assets	4,220	8,293	1,671	1,921
Employer contributions	6,967	6,149	3,824	2,165
Benefits paid	(4,170)	(4,047)	(5,423)	(4,335)

Fair value of plan assets at end of year	$58,786	$51,769	$28,436	$28,364

Reconciliation of funded status
Funded status	$(46,065)	$(40,777)	$(38,665)	$(41,607)
Unrecognized net actuarial loss	42,692	37,460	1,423	3,704
Unrecognized prior service cost	4,348	4,345	(86)	(115)

Prepaid (accrued) benefit cost	$975	$1,028	$(37,328)	$(38,018)

Amounts recognized in the consolidated balance sheet
Prepaid benefit cost	$18,113	$20,240	$—	$—
Accrued benefit cost	(29,678)	(29,935)	(37,328)	(38,018)
Intangible asset	2,836	2,708	—	—
Accumulated other comprehensive loss	9,704	8,015	—	—

Net amount recognized	$975	$1,028	$(37,328)	$(38,018)

The change in the minimum pension liability included in other comprehensive loss were increases of $2 million in both 2004 and 2003.

The accumulated benefit obligation for all domestic defined benefit pension plans was $80 million at December 31, 2004 and $71 million at December 31, 2003.

The fair market value of the plan assets of our largest pension plan (the salaried plan) exceeds its accumulated benefit obligation at both December 31, 2004 and December 31, 2003. The projected benefit obligation of the salaried plan exceeded the fair market value of assets for both years. The net asset position of this plan is included in prepaid pension cost on our balance sheet.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except share and per-share amounts)

The accumulated benefit obligation and projected benefit obligation exceeded the fair market value of plan assets for all of the other qualified plans, as well as the nonqualified plans at December 31, 2004 and December 31, 2003. The accrued benefit cost of these plans is included in other noncurrent liabilities on the balance sheet. The accrued benefit cost includes minimum pension liabilities of $13 million at year-end 2004 and $11 million at year-end 2003.

The following table shows information on plans with the accumulated benefit obligation in excess of plan assets. The second table shows information on plans with the projected benefit obligation in excess of plan assets. At both year-end 2004 and 2003, the projected benefit obligation was in excess of plan assets for all of the defined benefit pension plans.

	2004	2003
Plans with the accumulated benefit obligation in excess of the fair market value of plan assets
Projected benefit obligation	$46,932	$42,892
Accumulated benefit obligation	44,523	41,463
Fair market value of plan assets	15,401	12,084

	2004	2003
Plans with the projected benefit obligation in excess of the fair market value of plan assets
Projected benefit obligation	$104,851	$92,546
Fair market value of plan assets	58,786	51,769

While there were no assets held in the nonqualified plans by the trustee, we maintain a rabbi trust for the retired beneficiaries of the nonqualified plans. At December 31, assets in the rabbi trust were valued at $2.5 million in 2004 and $4.4 million in 2003. The assets of the rabbi trust are not included in any of the pension tables above.

Assumptions—We used the following assumptions to calculate the results of our retirement plans:

	Pension Benefits			Postretirement Benefits
	2004	2003	2002	2004	2003	2002
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31
Discount rate	6.00%	6.75%	7.00%	6.00%	6.75%	7.00%
Expected long-term rate of return on plan assets	9.00%	9.00%	9.00%	7.00%	7.00%	7.00%
Rate of projected compensation increase	4.00%	4.50%	4.50%	—	—	—
Weighted-average assumptions used to determine benefit obligations at December 31
Discount rate	5.75%	6.00%	6.75%	5.75%	6.00%	6.75%
Rate of projected compensation increase	4.00%	4.00%	4.50%	—	—	—

We base the assumed expected long-term rate of return for plan assets on both our asset allocation, as well as a stochastic analysis of expected returns performed by our independent consulting actuaries. This analysis

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except share and per-share amounts)

reflects our actuarial firm’s expected long-term rates of return for each significant asset class and economic indicator. As of January 1, 2005, our actuarial firm’s expected rates were 9.7% for U.S. large cap stocks, 6.1% for U.S. long-term corporate bonds, and 2.8% for inflation. The range of returns developed relies both on forecasts and on broad-market historical benchmarks for expected return, correlation, and volatility for each asset class. Because our asset allocation is predominantly weighted towards equities, we have maintained our expected long-term rate of return at 9%.

Assumed health care cost trend rates at December 31 are shown below.

	2004	2003
Health care cost trend rate assumed for next year	9.0%	9.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.5%	5.5%
Year that the rate reaches the ultimate trend rate	2012	2012

A one-percentage point change in the assumed health care cost trend rate would have the following effects.

	1% Increase	1% Decrease
Effect on accumulated postretirement benefit obligation as of December 31, 2004	$7,296	$(5,793)
Effect on net periodic postretirement benefit cost in 2004	$785	$(602)

Federal Legislation—On December 8, 2003, President George W. Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). The Act expanded Medicare to include, for the first time, coverage for prescription drugs.

In response to the legislation, in January 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position FAS 106-1 (FSP FAS 106-1), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP FAS 106-1 was effective for interim or annual financial statements for fiscal years ending after December 7, 2003. It permitted a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act. Because of various uncertainties related to this legislation and the appropriate accounting methodology for this event, we elected to defer financial recognition of this legislation until the FASB issued final accounting guidance. Subsequently, in May 2004, the FASB issued FASB Staff Position FAS 106-2 (FSP FAS 106-2), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP FAS 106-2 supercedes the provisions of FSP FAS 106-1 and was effective for interim periods beginning after June 15, 2004. FSP FAS 106-2 provides guidance on accounting for the effects of the Act.

While Medicare issued proposed regulations in August 2004, significant details were absent from these regulations, including guidance on the determination of an “actuarially equivalent” plan. Final regulations were issued in January 2005 and we are currently evaluating the final regulations. We expect our postretirement healthcare plan will be actuarially equivalent to the benefits provided under Medicare Part D of the Act. However, we have not completed all analyses necessary to finalize our expectation utilizing the regulations issued in January 2005. Nevertheless, in accordance with our current understanding of the available accounting guidance and because we do expect our postretirement healthcare plan to be qualified, we have recognized the Act beginning July 1, 2004. The effect of the federal subsidy to which NewMarket is expected to be entitled to is an actuarial gain of approximately $5 million. This expected subsidy had the effect of reducing postretirement expense for the last six months of 2004 by approximately $200 thousand.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except share and per-share amounts)

Plan Assets—Pension plan assets are held and distributed by trusts and consist principally of common stock and investment-grade fixed income securities. Our target allocation is 90% - 97% in equities and 3% - 10% in debt securities or cash. The pension plan weighted-average asset allocations at December 31, 2004 and December 31, 2003 by asset category follow. The December 31, 2004 allocation was temporary due to contributions that were made to the plans during the third quarter of 2004. While our goal is to maintain some of our pension assets in more liquid investments, we expect that the equity position will be adjusted back within our target range during the first quarter of 2005.

	2004	2003
Asset Category
Equity securities	83%	97%
Debt securities	10%	3%
Cash and other	7%	0%

	100%	100%

NewMarket is committed to providing adequate funding for our pension plans to assure our employees that those benefits will be available at retirement. The pension obligation is long-term in nature and the investment philosophy followed by the Pension Investment Committee is likewise long-term in its approach. The majority of the pension funds are invested in equity securities. The Committee has chosen this approach in line with its long-term view of the necessary return and the fact that historically, equity securities have outperformed debt securities and cash investments. While in the short-term, equity securities may under-perform other investment classes, we are less concerned with short-term results and more concerned with long-term improvement. The pension funds are managed by three different investment companies who predominately invest in U.S. large cap stocks. Each investment company’s performance is reviewed quarterly. A small portion of the funds is kept in investments that are less vulnerable to short-term market swings, like cash. This fund is used to provide the cash needed to meet our monthly obligations.

The equity securities do not include any NewMarket or Ethyl common stock for any year presented.

The assets of the postretirement benefit plan are invested completely in an insurance contract held by Metropolitan Life. No NewMarket or Ethyl common stock is included in these assets.

Cash Flows—For U.S. plans, NewMarket expects to contribute $4 million to the pension plans and $2 million to our other postretirement benefit plans in 2005. In addition, we expect the rabbi trust will contribute approximately $2 million to the nonqualified plan. The expected benefit payments for the next ten years are as follows. The benefit payments in the table below for the postretirement plan include the expected impact of the Medicare Part D.

	Expected Pension Benefit Payments	Expected Postretirement Benefit Payments
		Before Expected Medicare Part D	Expected Medicare Part D Benefit
2005	$4,319	$5,216	$—
2006	4,594	5,178	518
2007	4,879	5,081	508
2008	5,202	4,982	498
2009	5,645	4,885	489
2010 through 2014	34,744	22,065	2,207

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except share and per-share amounts)

Foreign Pension Plans

For most employees of our foreign subsidiaries, NewMarket has defined benefit pension plans that offer benefits based primarily on years of service and compensation. These defined benefit plans provide benefits for employees of our foreign subsidiaries located in Belgium, the United Kingdom, Germany, and Canada. NewMarket generally contributes to investment trusts and insurance policies to provide for these plans. December 31 is the measurement date for these plans.

In addition to the foreign defined benefit pension plans, NewMarket also provides retirement benefits in Japan and Brazil which are not defined benefit plans. The total pension expense for these plans was $100 thousand for 2004, $200 thousand for 2003, and $100 thousand for 2002.

Pension cost for the defined benefit plans is shown below.

	Years Ended December 31
	Pension Benefits
	2004	2003	2002
Service cost	$1,593	$1,244	$959
Interest cost	3,724	2,987	2,526
Expected return on plan assets	(2,999)	(2,036)	(2,134)
Amortization of prior service cost	312	286	259
Amortization of transition asset	(42)	(19)	(30)
Amortization of net loss	1,064	931	253

Net periodic benefit cost	$3,652	$3,393	$1,833

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except share and per-share amounts)

Changes in the benefit obligations and assets, as well as a reconciliation of the funded status, of the foreign defined benefit plans follow.

	Years Ended December 31
	Pension Benefits
	2004	2003
Change in benefit obligation
Benefit obligation at beginning of year	$66,769	$50,848
Service cost	1,593	1,244
Interest cost	3,724	2,987
Plan amendments	103	53
Employee contributions	388	324
Actuarial net loss	8,980	5,243
Benefits paid	(2,397)	(1,531)
Foreign currency translation	6,223	7,601

Benefit obligation at end of year	$85,383	$66,769

Change in plan assets
Fair value of plan assets at beginning of year	$43,336	$30,342
Actual return on plan assets	3,264	4,049
Employer contributions	7,561	5,027
Employee contributions	388	324
Benefits paid	(2,072)	(1,252)
Foreign currency translation	4,051	4,846

Fair value of plan assets at end of year	$56,528	$43,336

Reconciliation of funded status
Funded status	$(28,855)	$(23,433)
Unrecognized net actuarial loss	32,144	22,205
Unrecognized prior service cost	2,350	2,379
Unrecognized transition asset	(211)	(235)

Prepaid benefit cost	$5,428	$916

Amounts recognized in the consolidated balance sheet
Prepaid benefit cost	$1,988	$1,589
Accrued benefit cost	(15,822)	(14,448)
Intangible asset	2,077	2,232
Accumulated other comprehensive loss	17,185	11,543

Net amount recognized	$5,428	$916

The change in the minimum pension liability included in other comprehensive loss were increases of $6 million in 2004 and $600 thousand in 2003.

The accumulated benefit obligation for all foreign defined benefit pension plans was $71 million at December 31, 2004 and $57 million at December 31, 2003.

The fair market value of plan assets exceeded both the accumulated benefit obligation and projected benefit obligation for the Canadian plans at year-end 2004 and 2003. The net asset position of these plans is included in prepaid pension cost on the balance sheet.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except share and per-share amounts)

The accumulated benefit obligation and projected benefit obligation exceeded the fair market value of plan assets for the United Kingdom, Belgium, and German plans at December 31, 2004 and December 31, 2003. The German plan has no assets. The accrued benefit cost of these plans is included in other noncurrent liabilities on the balance sheet. The accrued benefit cost includes minimum pension liabilities of $19 million at year-end 2004 and $14 million at year-end 2003.

The following table shows information on plans with the accumulated benefit obligation in excess of plan assets. The second table shows information on plans with the projected benefit obligation in excess of plan assets.

	2004	2003
Plans with the accumulated benefit obligation in excess of the fair market value of plan assets
Projected benefit obligation	$79,133	$61,789
Accumulated benefit obligation	65,947	52,304
Fair market value of plan assets	50,125	38,090

	2004	2003
Plans with the projected benefit obligation in excess of the fair market value of plan assets
Projected benefit obligation	$79,133	$61,789
Fair market value of plan assets	50,125	38,090

Assumptions—The information in the table below provides the weighted-average assumptions used to calculate the results of our foreign defined benefit plans.

	2004	2003	2002
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31
Discount rate	5.53%	5.74%	5.98%
Expected long-term rate of return on plan assets	6.60%	6.31%	6.67%
Rate of projected compensation increase	4.38%	4.11%	4.30%
Weighted-average assumptions used to determine benefit obligations at December 31
Discount rate	5.25%	5.53%	5.74%
Rate of projected compensation increase	4.44%	4.38%	4.11%

The actual assumptions used by the various foreign locations are based upon the circumstances of each particular country and pension plan. The factors impacting the determination of the long-term rate of return for a particular foreign pension plan include the market conditions within a particular country, as well as the investment strategy and asset allocation of the specific plan.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except share and per-share amounts)

Plan Assets—Pension plan assets vary by foreign location and plan. Assets are held and distributed by trusts and, dependent upon the foreign location and plan, consist of common stock, investment-grade fixed income securities, cash, and insurance contracts. Our plan in Germany holds no assets. The combined target allocation of our foreign pension plans is 52.7% in equities, 35.2% in debt securities, 11.7% in insurance contracts, 0.3% in real estate, and 0.1% in cash. The pension plan weighted-average asset allocations at December 31, 2004 and December 31, 2003 by asset category are as follows:

	2004	2003
Asset Category
Equity securities	53.3%	49.9%
Debt securities	34.7%	36.2%
Insurance contracts	11.7%	13.4%
Real estate	0.3%	0.5%

	100.0%	100.0%

Similarly to our domestic pension plans, NewMarket is committed to providing adequate funding for our foreign pension plans to assure our employees that those benefits will be available at retirement. While the pension obligation is long-term in nature for each of our foreign plans, the investment strategies followed by each plan vary to some degree based upon the laws of a particular country, as well as the provisions of the specific pension trust. The United Kingdom and Canadian plans are invested predominantly in equity securities and debt securities. The funds of these plans are managed by various investment companies whose performance is reviewed throughout the year. The Belgian plan is invested in insurance contracts. The German plan has no assets.

The equity securities do not include any NewMarket Corporation or Ethyl Corporation common stock for any year presented.

Cash Flows—For foreign pension plans, NewMarket expects to contribute $6 million to the plans in 2005. The expected benefit payments for the next ten years are as follows:

Pension
2005	$1,883
2006	$2,191
2007	$2,100
2008	$4,893
2009	$2,581
2010 through 2014	$18,147

20.    Special Item Income

Special item income was $13 million and represents the gain on an environmental insurance settlement. The terms of the settlement provide for a total payment of $16 million. In addition to the $8 million received during 2004, we received $4 million in February 2005 and will receive the remaining $4 million in the first quarter 2006.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except share and per-share amounts)

21.    Other Income (Expense), Net

Other income (expense), net for 2004 was $300 thousand income and was comprised of a number of small items. In 2003, other income (expense) net was $900 thousand income and included a $1 million refund from an insurance company related to employee benefit policies.

Other income (expense), net for 2002 was $500 thousand expense and included $1 million interest income from a settlement with the Internal Revenue Service, as well as $2 million interest income from a lawsuit settlement. The principal portion of the lawsuit settlement related to the recovery of operating costs and is included in cost of sales. Also included is a loss on the impairment of primarily marketable securities of $4 million, as well as expenses related to debt refinancing activities of $1 million.

22.    Gains and Losses on Foreign Currency

Foreign currency transactions resulted in a net gain of $2.3 million in 2004, $1.6 million in 2003, and $10 thousand in 2002. These amounts are reported in cost of sales.

23.    Income Tax Expense

Our income from continuing operations before income taxes, as well as the provision for taxes, on the same basis, follows:

	Years Ended December 31
	2004	2003	2002
Income from continuing operations before income taxes
Domestic	$28,573	$15,186	$13,424
Foreign	16,057	14,156	(155)

	$44,630	$29,342	$13,269

Income tax expense (benefit)
Current income taxes
Federal	$7,133	$1,718	$1,671
State	(220)	1,829	(220)
Foreign	1,258	3,039	5,124

	8,171	6,586	6,575

Deferred income taxes
Federal	1,720	2,682	(96)
State	(623)	(275)	334
Foreign	2,304	(275)	(3,057)

	3,401	2,132	(2,819)

Total income tax expense	$11,572	$8,718	$3,756

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except share and per-share amounts)

The reconciliation of the U.S. federal statutory rate to the effective income tax rate follows:

	% of Income From Continuing Operations Before Income Taxes
	2004	2003	2002
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal tax	(1.6)	4.2	2.1
Foreign operations	0.1	3.9	0.8
Extraterritorial income exclusion	(4.0)	(5.6)	(10.2)
Research tax credit	(3.4)	(3.1)	(2.1)
Other items and adjustments	(0.2)	(4.7)	2.7

Effective income tax rate	25.9%	29.7%	28.3%

The above tax rates for 2002 through 2004 reflect tax expense as a percent of income from continuing operations.

The table above excludes the income taxes related to the discontinued operations and cumulative effect of accounting changes in 2003 and 2002. Discontinued operations in 2003 amounted to income before taxes of $23.2 million with income taxes of $8.4 million, or $14.8 million after tax; in 2002, discontinued operations amounted to income before income taxes of $4.6 million with income taxes of $1.7 million, or $2.9 million after tax.

In 2003, the cumulative effect of accounting changes for the gain recognized upon the January 1, 2003 adoption of SFAS No. 143 amounted to $2.5 million income before taxes with income taxes of $900 thousand, or $1.6 million income after tax. In 2002, the cumulative effect of accounting changes for the impairment of goodwill amounted to a charge to income before income taxes of $3.1 million and a related income tax benefit of $600 thousand, or $2.5 million charge after tax.

Based on available foreign tax credits and current U.S. income tax rates, we believe that we have adequately provided for any additional U.S. taxes that would be incurred when a foreign subsidiary returns its earnings in cash to Afton or Ethyl.

Certain foreign operations have a U.S. tax impact, due to the election of “check-the-box” status.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except share and per-share amounts)

Our deferred income tax assets and liabilities follow:

	December 31
	2004	2003
Deferred income tax assets
Future employee benefits	$22,939	$22,431
Environmental and future shutdown reserves	10,455	10,994
Intercompany profit in ending inventory	1,019	2,960
Impairment of nonoperating assets	813	813
Litigation accruals	1,915	1,569
Other	4,533	7,179

	41,674	45,946

Deferred income tax liabilities
Depreciation and amortization	9,089	12,897
Intangibles	10,183	10,602
Undistributed earnings of foreign subsidiaries	6,653	5,237
Foreign currency translation adjustments	410	(1,106)
Inventory valuation and related reserves	197	(1,480)
Other	2,901	3,029

	29,433	29,179

Net deferred income tax assets	$12,241	$16,767

Reconciliation to financial statements
Deferred income tax assets—current	$7,874	$11,296
Deferred income tax assets—noncurrent	4,367	5,471

Net deferred income tax assets	$12,241	$16,767

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except share and per-share amounts)

24.    Accumulated Other Comprehensive Loss

The pre-tax, tax, and after-tax effects related to the adjustments in accumulated other comprehensive loss follow:

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Marketable Securities Adjustments	Minimum Pension Liability Adjustments	Accumulated Derivative Loss	Accumulated Other Comprehensive Loss
December 31, 2001	$(24,388)	$213	$(2,995)	$—	$(27,170)

Adjustments	10,434	(2,315)	(11,606)	—
Reclassification adjustment for the loss included in net income resulting from impairment writedowns	—	1,011	—	—
Tax (expense) benefit	(3,818)	471	3,699	—

Other comprehensive income (loss)	6,616	(833)	(7,907)	—	(2,124)

December 31, 2002	(17,772)	(620)	(10,902)	—	(29,294)

Adjustments	15,004	766	(1,726)	—
Reclassification adjustment for the loss included in net income resulting from impairment writedowns	—	153	—	—
Tax (expense) benefit	(5,443)	(331)	707	—

Other comprehensive income (loss)	9,561	588	(1,019)	—	9,130

December 31, 2003	(8,211)	(32)	(11,921)	—	(20,164)

Adjustments	5,082	285	(6,407)	(1,514)
Tax (expense) benefit	(1,851)	(107)	2,237	569

Other comprehensive income (loss)	3,231	178	(4,170)	(945)	(1,706)

December 31, 2004	$(4,980)	$146	$(16,091)	$(945)	$(21,870)

25.    Segment and Geographic Area Information

Segment Information—We manage our business in two distinct segments: petroleum additives and TEL. We divided our business this way due to the operational differences between the two business units. The petroleum additives business operates in a market where we actively seek opportunities, while TEL is a mature product primarily marketed through third-party agreements.

The accounting policies of the segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements. We evaluate the performance of Afton’s petroleum additives business and Ethyl’s TEL business based on operating profit. Corporate departments and other expenses are billed to Afton and Ethyl based on the services provided under the holding company structure. Depreciation on segment property, plant, and equipment and amortization of prepayments for services and segment intangible assets are included in the operating profit of each segment. No transfers occurred between the segments during the periods presented. TEL sales made through the Marketing Agreements with Octel are not recorded as sales by Ethyl. The table below reports net sales and operating profit by segment, as well as a reconciliation to income from continuing operations before income taxes for the last three years.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except share and per-share amounts)

Certain prior periods have been reclassified to conform to the current presentation. The reclassifications consist of an allocation of certain costs in alignment with the recent transition to a holding company structure.

	2004	2003	2002
Net sales
Petroleum additives	$884,643	$746,825	$648,447
Tetraethyl lead	9,466	9,516	7,903

Consolidated net sales (a)	$894,109	$756,341	$656,350

Segment operating profit
Petroleum additives (b)	$44,309	$48,689	$41,519
Tetraethyl lead (b)	36,961	23,274	11,213
Other	1,765	—	—

Segment operating profit	83,035	71,963	52,732

Cumulative effect of accounting changes (c)	—	(2,549)	3,120
Corporate, general, and administrative expense	(12,617)	(9,157)	(6,072)
Interest expense	(18,254)	(21,128)	(25,574)
Other expense, net	(7,534)	(9,787)	(10,937)

Income from continuing operations before income taxes	$44,630	$29,342	$13,269

(a)	In 2004, 2003, and 2002, net sales to two customers of our petroleum additives segment exceeded 10% of total net sales. Sales to BP amounted to $99 million (11% of total net sales) in 2004, $81 million (11% of total net sales) in 2003, and $69 million (11% of total net sales) in 2002. Sales to Shell amounted to $119 million (13% of total net sales) in 2004, $121 million (16% of total net sales) in 2003, and $87 million (13% of total net sales) in 2002. These net sales represent a wide-range of products sold to these two customers in multiple regions of the world. No other single customer accounted for 10% or more of our total net sales in 2004, 2003, or 2002.
(b)	There are several nonrecurring items included in petroleum additives and tetraethyl lead segment operating profit. These items are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”
(c)	For purposes of segment reporting, the cumulative effect of accounting changes is included in petroleum additive and TEL segment results. In order to reconcile to “income from continuing operations before income taxes” on the Consolidated Statements of Income, the before-tax cumulative effect of accounting changes must be (deducted) added back in the above table.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except share and per-share amounts)

The following table shows asset information by segment and the reconciliation to consolidated assets. Segment assets consist of accounts receivable, inventory, and long-lived assets. Long-lived assets include property, plant, and equipment, net of depreciation, as well as intangible assets and prepayments for services, both net of amortization.

	2004	2003	2002
Segment assets
Petroleum additives	$484,921	$449,325	$441,937
Tetraethyl lead	53,135	54,478	78,521

	538,056	503,803	520,458
Cash and cash equivalents	28,778	33,367	15,488
Restricted cash	1,706	1,903	683
Other accounts receivable	5,524	2,330	4,577
Deferred income taxes	12,241	16,767	23,833
Prepaid expenses	2,387	3,810	2,232
Prepaid pension cost	20,101	21,829	24,995
Other assets and deferred charges	67,402	65,939	63,995

Total assets	$676,195	$694,748	$656,261

Additions to long-lived assets
Petroleum additives	$14,075	$10,766	$12,125
Tetraethyl lead	—	—	—
Other long-lived assets	575	851	546

Total additions to long-lived assets	$14,650	$11,617	$12,671

Depreciation and amortization
Petroleum additives	$32,133	$34,137	$34,486
Tetraethyl lead (a)	8,572	10,669	11,053
Other long-lived assets	4,070	5,585	6,883

Total depreciation and amortization	$44,775	$50,391	$52,422

(a)	The amortization of the prepayment for services was $8 million in 2004, $10 million in 2003 and $11 million in 2002. See Note 4 of Notes to Consolidated Financial Statements.

Geographic Area Information—The table below reports net sales and long-lived assets by geographic area. In 2004, except for the United States, no country exceeded 10% of net sales. In 2003 and 2002, except for the United States and Canada, no country exceeded 10% of net sales. The United States was the only country that exceeded 10% of long-lived assets in any year. NewMarket assigns revenues to geographic areas based on the location to which the product was shipped.

	2004	2003	2002
Net sales
United States	$325,990	$263,837	$216,446
Canada	80,244	93,476	80,925
Other foreign	487,875	399,028	358,979

Consolidated net sales	$894,109	$756,341	$656,350

Long-lived assets
United States	$199,432	$214,718	$237,674
Foreign	43,925	51,506	69,896

Total long-lived assets	$243,357	$266,224	$307,570

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except share and per-share amounts)

26.    Selected Quarterly Consolidated Financial Data (unaudited)

2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$216,770	$221,510	$224,668	$231,161
Gross profit	$45,861	$50,532	$42,629	$39,278
Net income	$5,818	$11,354	$12,974	$2,912
Basic earnings per share (a):
Net income	$.35	$.67	$.76	$.17
Diluted earnings per share (a):
Net income	$.34	$.66	$.75	$.17
Shares used to compute basic earnings per share	16,813	16,904	16,969	16,976
Shares used to compute diluted earnings per share	17,121	17,168	17,189	17,318

2003
Net sales	$173,466	$180,574	$197,095	$205,206
Gross profit	$36,060	$43,998	$45,256	$40,597
(Loss) income from continuing operations	$(137)	$5,745	$10,297	$4,719
Income from operations of discontinued business (net of tax)	$14,805	$—	$—	$—
Cumulative effect of accounting changes (net of tax)	$1,624	$—	$—	$—
Net income	$16,292	$5,745	$10,297	$4,719
Basic and diluted earnings per share (a):
(Loss) income from continuing operations	$(.01)	$.34	$.61	$.28
Discontinued operations (net of tax)	$.89	$—	$—	$—
Cumulative effect of accounting changes (net of tax)	$.10	$—	$—	$—
Net income	$.98	$.34	$.61	$.28
Shares used to compute basic earnings per share	16,689	16,724	16,753	16,768
Shares used to compute diluted earnings per share	16,689	16,969	17,020	17,082

(a)	Earnings per share is computed independently for each of the periods presented and, therefore may not total earnings per share for the year.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except share and per-share amounts)

27.    Consolidating Financial Information

The 8.875% senior notes due 2010 are fully and unconditionally guaranteed by certain of our subsidiaries (Guarantor Subsidiaries) on a joint and several unsecured senior basis. The Guarantor Subsidiaries include all of our existing and future wholly-owned domestic restricted subsidiaries and certain of our existing wholly-owned foreign subsidiaries. The Guarantor Subsidiaries and the subsidiaries that do not guarantee the senior notes (the Non-Guarantor Subsidiaries) are wholly-owned by NewMarket Corporation (the Parent Company). The Guarantor Subsidiaries consist of the following:

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
Ethyl Services GmbH

We conduct all of our business and derive all of our income from our subsidiaries. Therefore, our ability to make payments on the senior notes or other obligations is dependent on the earnings and the distribution of funds from our subsidiaries. There are no restrictions on the ability of any of our domestic subsidiaries to transfer funds to the Parent Company. We are currently able to transfer funds from our foreign subsidiaries, although certain conditions may arise occasionally that may restrict these transfers.

The following sets forth the consolidating statements of income for the years ended December 31, 2004, 2003, and 2002, consolidating balance sheets as of December 31, 2004 and December 31, 2003 and consolidating statements of cash flows for the years ended December 31, 2004, 2003, and 2002 for the Parent Company, the Guarantor Subsidiaries and Non-Guarantor Subsidiaries. Certain amounts in these financial statements have been reclassified for the transition to a holding company structure effective June 18, 2004. The financial information is based on our understanding of the Securities and Exchange Commission’s (SEC) interpretation and application of Rule 3-10 of the SEC Regulation S-X.

The financial information may not necessarily be indicative of results of operations or financial position had the Guarantor Subsidiaries or Non-Guarantor Subsidiaries operated as independent entities.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except share and per-share amounts)

NewMarket Corporation and Subsidiaries

Consolidating Statements of Income

Year Ended December 31, 2004

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$—	$654,193	$471,441	$(231,525)	$894,109
Cost of goods sold	802	544,894	406,216	(236,103)	715,809

Gross profit	(802)	109,299	65,225	4,578	178,300
Operating profit from TEL marketing agreements services	—	3,160	30,066	—	33,226
Intercompany service fee income (expense) from TEL marketing agreements	—	29,204	(29,204)	—	—
Selling, general, and administrative expenses	6,004	46,108	44,743	—	96,855
Research, development, and testing expenses	—	51,513	13,843	—	65,356
Special item income	—	13,245	—	—	13,245

Operating (loss) profit	(6,806)	57,287	7,501	4,578	62,560
Interest and financing expenses	18,142	112	—	—	18,254
Other (expense) income, net	(553)	(347)	1,224	—	324

(Loss) income from continuing operations before income taxes and equity income of subsidiaries	(25,501)	56,828	8,725	4,578	44,630
Income tax (benefit) expense	(9,466)	15,832	3,459	1,747	11,572
Equity income of subsidiaries	49,093	—	—	(49,093)	—

Net income	$33,058	$40,996	$5,266	$(46,262)	$33,058

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except share and per-share amounts)

NewMarket Corporation and Subsidiaries

Consolidating Statements of Income

Year Ended December 31, 2003

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$—	$581,523	$409,061	$(234,243)	$756,341
Cost of goods sold	2,195	467,393	358,991	(238,149)	590,430

Gross (loss) profit	(2,195)	114,130	50,070	3,906	165,911
Operating profit from TEL marketing agreements services	—	7,455	22,148	—	29,603
Intercompany service fee income (expense) from TEL marketing agreements	—	21,189	(21,189)	—	—

Selling, general, and administrative expenses	6,468	47,095	34,527	—	88,090
Research, development, and testing expenses	—	45,923	11,942	—	57,865

Operating (loss) profit	(8,663)	49,756	4,560	3,906	49,559

Interest and financing expenses	20,901	227	—	—	21,128
Other income (expense), net	1,122	(20)	(191)	—	911

(Loss) income from continuing operations before income taxes and equity income of subsidiaries	(28,442)	49,509	4,369	3,906	29,342
Income tax (benefit) expense	(9,011)	13,173	3,136	1,420	8,718
Equity income of subsidiaries	40,055	—	—	(40,055)	—

Income from continuing operations	20,624	36,336	1,233	(37,569)	20,624

Income from operation of discontinued business (net of tax)	14,805	14,805	—	(14,805)	14,805

Income before cumulative effect of accounting change	35,429	51,141	1,233	(52,374)	35,429

Cumulative effect of accounting change (net of tax)	1,624	1,186	438	(1,624)	1,624

Net income	$37,053	$52,327	$1,671	$(53,998)	$37,053

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except share and per-share amounts)

NewMarket Corporation and Subsidiaries

Consolidating Statements of Income

Year Ended December 31, 2002

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$—	$508,549	$366,027	$(218,226)	$656,350
Cost of goods sold	2,416	403,099	323,820	(211,304)	518,031

Gross (loss) profit	(2,416)	105,450	42,207	(6,922)	138,319
Operating profit from TEL marketing agreements services	—	(5,767)	31,523	—	25,756
Intercompany service fee income (expense) from TEL marketing agreements	—	30,318	(30,318)	—	—

Selling, general, and administrative expenses	4,878	44,219	24,519	—	73,616
Research, development, and testing expenses	—	41,140	9,929	—	51,069

Operating (loss) profit	(7,294)	44,642	8,964	(6,922)	39,390

Interest and financing expenses	25,319	255	—	—	25,574
Other income (expense), net	2,164	(2,097)	(614)	—	(547)

(Loss) income from continuing operations before income taxes and equity income of subsidiaries	(30,449)	42,290	8,350	(6,922)	13,269
Income tax (benefit) expense	(16,350)	15,542	7,151	(2,587)	3,756
Equity income of subsidiaries	23,612	—	—	(23,612)	—

Income from continuing operations	9,513	26,748	1,199	(27,947)	9,513

Income from operations of discontinued business (net of tax)	2,901	1,920	981	(2,901)	2,901

Income before cumulative effect of accounting change	12,414	28,668	2,180	(30,848)	12,414

Cumulative effect of accounting change (net of tax)	(2,505)	(1,652)	(853)	2,505	(2,505)

Net income	$9,909	$27,016	$1,327	$(28,343)	$9,909

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except share and per-share amounts)

NewMarket Corporation and Subsidiaries

Consolidating Balance Sheets

December 31, 2004

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$51	$8,587	$20,140	$—	$28,778
Restricted cash	1,132	574	—	—	1,706
Trade and other accounts receivable, net	5,402	82,507	70,514	—	158,423
Receivable—TEL marketing agreements services	—	(3,869)	7,167	—	3,298
Amounts due from affiliated companies		82,228	33,819	(116,047)	—
Inventories	—	97,823	62,305	(2,339)	157,789
Deferred income taxes	1,129	5,117	704	924	7,874
Prepaid expenses	252	1,263	872	—	2,387

Total current assets	7,966	274,230	195,521	(117,462)	360,255

Property, plant and equipment, at cost	—	712,074	65,031	—	777,105
Less accumulated depreciation & amortization	—	549,562	61,314	—	610,876

Net property, plant and equipment	—	162,512	3,717	—	166,229

Investment in consolidated subsidiaries	458,555	—	—	(458,555)	—
Prepaid pension cost	18,113	—	1,988	—	20,101
Deferred income taxes	13,468	(4,079)	(5,022)	—	4,367
Other assets and deferred charges	20,587	40,456	7,918	—	68,961
Intangibles-net of amortization	970	53,235	2,077	—	56,282

Total assets	$519,659	$526,354	$206,199	$(576,017)	$676,195

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$30	$44,944	$30,745	$—	$75,719
Accrued expenses	5,648	41,069	5,993	—	52,710
Book overdraft	17	4,998	—	—	5,015
Amounts due to affiliated companies	40,831	—	75,216	(116,047)	—
Long-term debt, current portion	—	601	—	—	601
Income taxes payable	1,708	4,750	(320)	—	6,138

Total current liabilities	48,234	96,362	111,634	(116,047)	140,183

Long-term debt	180,000	3,837	—	—	183,837
Other noncurrent liabilities	59,543	40,074	20,676	—	120,293

Total liabilities	287,777	140,273	132,310	(116,047)	444,313

Shareholders’ equity:
Common stock and paid in capital	84,724	271,483	40,347	(311,830)	84,724
Accumulated other comprehensive loss	(21,870)	(11,686)	(7,125)	18,811	(21,870)
Retained earnings	169,028	126,284	40,667	(166,951)	169,028

Total shareholders’ equity	231,882	386,081	73,889	(459,970)	231,882

Total liabilities and shareholders’ equity	$519,659	$526,354	$206,199	$(576,017)	$676,195

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except share and per-share amounts)

NewMarket Corporation and Subsidiaries

Consolidating Balance Sheets

December 31, 2003

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$8,500	$9,189	$15,678	$—	$33,367
Restricted cash	1,391	512	—	—	1,903
Trade and other accounts receivable, net	2,283	66,606	63,653	—	132,542
Receivable—TEL marketing agreements services	—	3	2,453	—	2,456
Amounts due from affiliated companies		107,068	40,337	(147,405)	—
Inventories	—	70,269	61,076	(6,917)	124,428
Deferred income taxes	1,059	6,412	1,153	2,672	11,296
Prepaid expenses	332	2,370	1,108	—	3,810

Total current assets	13,565	262,429	185,458	(151,650)	309,802

Property, plant and equipment, at cost	—	691,406	60,513	—	751,919
Less accumulated depreciation & amortization	—	520,612	57,074	—	577,686

Net property, plant and equipment	—	170,794	3,439	—	174,233

Investment in consolidated subsidiaries	424,740	—	—	(424,740)	—
Prepaid pension cost	20,239	—	1,590	—	21,829
Deferred income taxes	12,266	(6,430)	(365)	—	5,471
Other assets and deferred charges	22,285	47,443	5,836	—	75,564
Intangibles-net of amortization	1,322	59,296	2,231	—	62,849

Total assets	$494,417	$533,532	$198,189	$(576,390)	$649,748

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$—	$35,868	$18,122	$—	$53,990
Accrued expenses	6,635	38,584	5,472	—	50,691
Book overdraft	—	3,914	—	—	3,914
Amounts due to affiliated companies	16,637	58,365	72,403	(147,405)	—
Long-term debt, current portion	6,414	564	—	—	6,978
Income taxes payable	8,583	450	1,022	—	10,055

Total current liabilities	38,269	137,745	97,019	(147,405)	125,628

Long-term debt	197,393	4,446	—	—	201,839
Other noncurrent liabilities	59,072	42,305	21,221	—	122,598

Total liabilities	294,734	184,496	118,240	(147,405)	450,065

Shareholders’ equity:
Common stock and paid in capital	83,877	272,588	40,347	(312,935)	83,877
Accumulated other comprehensive loss	(20,164)	(12,094)	(4,854)	16,948	(20,164)
Retained earnings	135,970	88,542	44,456	(132,998)	135,970

Total shareholders’ equity	199,683	349,036	79,949	(428,985)	199,683

Total liabilities and shareholders’ equity	$494,417	$533,532	$198,189	$(576,390)	$649,748

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except share and per-share amounts)

NewMarket Corporation and Subsidiaries

Condensed Consolidating Statements of Cash Flows

Year Ended December 31, 2004

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash provided from operating activities	$(12,617)	$49,048	$378	$—	$36,809

Cash flows from investing activities
Capital expenditures	—	(13,721)	(929)	—	(14,650)
Purchase of certain property	—	(3,323)	—	—	(3,323)
Increase in intercompany loans	(12,245)	—	—	12,245	—
Cash dividends from subsidiaries	40,636	—	—	(40,636)	—
Other, net	—	255	—	—	255

Cash used in investing activities	28,391	(16,789)	(929)	(28,391)	(17,718)

Cash flows from financing activities
Repayments of debt—old agreements	(53,807)	—	—	—	(53,807)
Net borrowings under revolving credit agreement	30,000	—	—	—	30,000
Change in book overdraft	17	1,084	—	—	1,101
Financing from affiliated companies	—	12,245	—	(12,245)	—
Cash dividend paid	—	(40,636)	—	40,636	—
Debt issuance costs	(1,280)	—	—	—	(1,280)
Proceeds from exercise of options	847	—	—	—	847
Other, net	—	(572)	—	—	(572)

Cash used in financing activities	(24,223)	(27,879)	—	28,391	(23,711)

Effect of foreign exchange on cash and cash equivalents	—	(4,982)	5,013	—	31

(Decrease) increase in cash and cash equivalents	(8,449)	(602)	4,462	—	(4,589)
Cash and cash equivalents at beginning of year	8,500	9,189	15,678	—	33,367

Cash and cash equivalents at end of year	$51	$8,587	$20,140	$—	$28,778

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except share and per-share amounts)

NewMarket Corporation and Subsidiaries

Condensed Consolidating Statements of Cash Flows

Year Ended December 31, 2003

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash provided from operating activities	$15,045	$76,917	$(9,003)	$—	$82,959

Cash flows from investing activities
Capital expenditures	—	(10,502)	(1,115)	—	(11,617)
Increase in intercompany loans	—	14,454	2,500	(16,954)	—
Proceeds from sale of phenolic antioxidant business	—	27,770	—	—	27,770
Proceeds from sale of certain assets	—	1,500	11,076	—	12,576
Cash dividends from subsidiaries	87,044	—	—	(87,044)	—
Prepayment for TEL marketing agreements services	—	(3,200)	—	—	(3,200)
Other, net	—	446	—	—	446

Cash provided from investing activities	87,044	30,468	12,461	(103,998)	25,975

Cash flows from financing activities
Repayments of debt—old agreements	(284,519)	—	—	—	(284,519)
Issuance of senior notes and term loan	265,000	—	—	—	265,000
Repayments on term loan	(61,193)	—	—	—	(61,193)
Change in book overdraft	—	3,904	—	—	3,904
Debt issuance costs	(13,299)	—	—	—	(13,299)
Cash dividends paid	—	(87,044)	—	87,044	—
Proceeds from exercise of option	422	—	—	—	422
Repayment of intercompany notes payable	—	(16,954)	—	16,954	—
Other, net	—	(538)	—	—	(538)

Cash used in financing activities	(93,589)	(100,632)	—	103,998	(90,223)

Effect of foreign exchange on cash and cash equivalents	—	(3,146)	2,314	—	(832)
Increase (decrease) in cash and cash equivalents	8,500	3,607	5,772	—	17,879
Cash and cash equivalents at beginning of year	—	5,582	9,906	—	15,488

Cash and cash equivalents at end of year	$8,500	$9,189	$15,678	$—	$33,367

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except share and per-share amounts)

NewMarket Corporation and Subsidiaries

Condensed Consolidating Statements of Cash Flows

Year Ended December 31, 2002

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash provided from operating activities	$(21,272)	$91,623	$10,798	$—	$81,149

Cash flows from investing activities
Capital expenditures	—	(12,167)	(504)	—	(12,671)
Prepayment for TEL marketing agreements services	—	(19,200)	—	—	(19,200)
Cash dividends from subsidiaries	68,640	—	—	(68,640)	—
Other, net	—	166	—	—	166

Cash provided from (used in) investing activities	68,640	(31,201)	(504)	(68,640)	(31,705)

Cash flows from financing activities
Repayments of debt—old agreements	(77,426)	—	—	—	(77,426)
Net borrowings—old agreement	32,040	—	—	—	32,040
Change in book overdraft	—	(5,470)	—	—	(5,470)
Debt issuance costs	(1,982)	—	—	—	(1,982)
Cash dividends paid	—	(55,297)	(13,343)	68,640	—
Other, net	—	(504)	—	—	(504)

Cash (used in) provided from financing activities	(47,368)	(61,271)	(13,343)	68,640	(53,342)

Effect of foreign exchange on cash and cash equivalents	—	(332)	1,856	—	1,524
Increase in cash and cash equivalents	—	(1,181)	(1,193)	—	(2,374)
Cash and cash equivalents at beginning of year	—	6,763	11,099	—	17,862

Cash and cash equivalents at end of year	$—	$5,582	$9,906	$—	$15,488

28.    Related Party Transactions

Thomas E. Gottwald, our chief executive officer and a director, is a son of Bruce C. Gottwald, our chairman of the board of directors and our former chief executive officer. The members of the family of Bruce C. Gottwald may be deemed to be control persons of NewMarket. Bruce C. Gottwald and Floyd D. Gottwald, Jr., who are brothers (collectively, the Gottwalds), each owns more than 5% of the outstanding shares of our common stock.

Effective September 24, 2004, NewMarket Services Corporation (NewMarket Services), entered into a Membership Units Purchase and Assignment Agreement (the Agreement), with the Gottwalds and Old Town LLC, (Old Town) under which NewMarket Services agreed to purchase all of the voting and non-voting units in Old Town LLC owned by the Gottwalds. The purchase price of $3.3 million was based on an appraisal conducted by an independent third-party. The Agreement also provided that each of the Gottwalds must resign as a manager of Old Town. Our Audit Committee and all of our independent directors unanimously approved the Agreement.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except share and per-share amounts)

Under the terms of the Agreement, in the event that NewMarket Services decides to sell substantially all of the assets of Old Town and receives an offer from a third-party for such assets, NewMarket Services must provide the offer to the Gottwalds, who will have 30 days to purchase the assets of Old Town on the same terms and conditions as contained in the third-party offer.

In April 2001, we had sold the property, located in King William, Virginia and consisting of approximately 1,600 acres, to Old Town, LLC, which at the time was owned by the Gottwalds for $2.9 million in cash based on independent appraisals. We managed the property for Old Town, LLC.

29.    Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (Revised 2004) “Share-Based Payment.” The statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” In general, the statement provides guidance in accounting for transactions in which a company obtains employee services in exchange for share-based payments. The statement requires that the cost from share-based payment transactions be recognized in the financial statements and be determined using a fair-value-based measurement method. This standard is effective for interim periods beginning after June 15, 2005 and applies to all share-based payment transactions initiated or modified after the effective date. We are evaluating this statement, but do not expect it to have a significant impact on our financial results.

In December 2004, the FASB issued FASB Staff Position No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” which provides guidance on applying FASB Statement No. 109, “Accounting for Income Taxes,” to the tax deduction on qualified production activities provided under the American Jobs Creation Act of 2004 (“the Act”). In addition, FASB issued FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” which provides guidance on the Act’s repatriation provision. The deduction for qualified production activities under the Act became effective January 1, 2005. We are currently evaluating the impact of the provisions of the FASB guidance related to qualified production activities on our effective tax rate for future periods. The FASB has also provided guidance for the appropriate point at which a company should reflect in its financial statements the effects of a one-time tax benefit on the repatriation of foreign earnings. Based on current facts and circumstances, we have concluded that we currently do not qualify for this one-time tax benefit.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of internal control over financial reporting to provide reasonable, but not absolute, assurance of the reliability of the financial records and the protection of assets. Our controls and procedures include written policies and procedures, careful selection and training of qualified personnel, and an internal audit program. We use a third-party firm, separate from our independent registered public accounting firm, to assist with internal audit services.

We work closely with the business groups, operations personnel, and information technology to ensure transactions are recorded properly. Environmental and legal staff are consulted to determine the appropriateness of our environmental and legal liabilities for each reporting period. We regularly review the regulations and rule changes that affect our financial disclosures.

Our disclosure control procedures include signed representation letters from our regional officers, as well as senior management.

We have formed a Financial Disclosure Committee, which is made up of the president and senior vice president of Afton, the president of Ethyl, and the general counsel and controller of NewMarket. The committee, as well as regional management, makes representations with regard to the financial statements that, to the best of their knowledge, the report does not contain any misstatement of a material fact or omit a material fact that is necessary to make the statements not misleading with respect to the periods covered by the report.

The committee and the regional management also represent, to the best of their knowledge, that the financial statements and other financial information included in the report fairly present, in all material respects, the financial condition, results of operations and cash flows of the company as of and for the periods presented in the report.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the Exchange Act), we carried out an evaluation, with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures are effective.

There has been no change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f), under the Securities Exchange Act of 1934.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices and actions taken to correct deficiencies as identified.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in “Internal Control—Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of December 31, 2004. Our management’s assessment of the effectiveness of the internal control over financial reporting as of December 31, 2004, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein. This report is included in Item 8 of this Annual Report on Form 10-K.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated herein by reference to our definitive Proxy Statement for our 2005 annual meeting of shareholders (Proxy Statement.) In addition, the names and ages of all officers as of March 14, 2005 follow.

Name	Age	Positions
Thomas E. Gottwald	44	President and Chief Executive Officer (Principal Executive Officer)
David A. Fiorenza	55	Vice President and Treasurer (Principal Financial Officer)
Steven M. Edmonds	52	Vice President—General Counsel
Bruce R. Hazelgrove, III	44	Vice President—Corporate Resources
Wayne C. Drinkwater	58	Controller (Principal Accounting Officer)
M. Rudolph West	51	Secretary
Russell L. Gottwald, Jr.	53	President, Ethyl Corporation
C. S. Warren Huang	55	President, Afton Chemical Corporation

Our officers hold office until the meeting of the Board of Directors following the next annual shareholders’ meeting. Prior to their appointment as officers of NewMarket, all of the officers, with the exception of Steven M. Edmonds, Russell L. Gottwald, Jr. and C. S. Warren Huang, were employed by Ethyl in similar capacities for at least the last five years. Mr. Russell Gottwald and Mr. Huang have both been employed by Ethyl for at least the last five years in various senior management capacities. Prior to joining Ethyl in 2002, Mr. Edmonds was a partner with a law firm since 1981. His practice focused in general corporate matters, mergers and acquisitions, finance transactions, and commercial real estate.

We have adopted a Code of Conduct that applies to our directors, officers, and employees (including our principal executive officer, principal financial officer, and principal accounting officer) and have posted the Code of Conduct on our internet website. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K relating to amendments to or waivers from any provision of our Code of Conduct applicable to the principal executive officer, principal financial officer, and principal accounting officer by posting this information on our internet website. Our internet website address is www.newmarket.com.

Because our common stock is listed on the NYSE, our chief executive officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. Our chief executive officer made his annual certification to that effect to the NYSE as of June 29, 2004. In addition, we have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our principal executive officer and principal financial officer required under Sections 906 and 302 of the Sarbanes-Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure.

ITEM 11.    EXECUTIVE COMPENSATION

Except for the Bonus, Salary and Stock Option Committee Report on Executive Compensation and the performance graph required by Items 402(k) and (l), respectively, of Regulation S-K, the information required by this item is incorporated herein by reference to our Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as noted below, the information required by this item is incorporated herein by reference to our Proxy Statement.

The following table presents information as of December 31, 2004 with respect to equity compensation plans under which shares of our common stock are authorized for issuance.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (a)
Equity compensation plans approved by shareholders:
Incentive stock option plan	482,000	$8.50	1,500,000

Equity compensation plans not approved by shareholders (b):	—	—	—

Total	482,000	$8.50	1,500,000

(a)	Amounts exclude any securities to be issued upon exercise of outstanding options.

(b)	We do not have any equity compensation plans that have not been approved by shareholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to our Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to our Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)(1)	Management’s Report on the Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income for each of the three years in the periods ended December 31, 2004, 2003, and 2002

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Shareholders’ Equity for each of the three years in the periods ended December 31, 2004, 2003, and 2002

Consolidated Statements of Cash Flows for each of the three years in the periods ended December 31, 2004, 2003, and 2002

Notes to Consolidated Financial Statements

(A)(2)	Financial Statement Schedules—none required

(A)(3)	Exhibits

2.1 Agreement and Plan of Merger, dated as of March 5, 2004, by and among Ethyl Corporation, NewMarket Corporation, and Ethyl Merger Sub, Inc.

3.1 Articles of Incorporation

3.2 Amended Bylaws (incorporated by reference to Exhibit 3.1 to Form 8-K filed February 28, 2005)

4.1      Indenture, dated as of April 30, 2003, among Ethyl Corporation, the Guarantors (as defined therein) and Wells Fargo Bank Minnesota, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Ethyl Corporation’s Form 10-Q filed on May 9, 2003)

4.2      Supplemental Indenture, dated as of June 18, 2004, among Ethyl Corporation, Afton Chemical Asia Pacific LLC, Afton Chemical Canada Holdings, Inc., Afton Chemical Intangibles LLC, Ethyl Asia Pacific LLC, NewMarket Corporation, NewMarket Services Corporation, the other Guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.4 to Form 10-Q filed August 5, 2004)

4.3      Form of 8.875% Senior Notes due 2010 (Included as Exhibit A to the Indenture, dated as of April 30, 2003, among Ethyl Corporation, the Guarantors (as defined therein) and Wells Fargo Bank Minnesota, National Association, as trustee, which is filed as Exhibit 4.1 thereto) (incorporated by reference to Exhibit 4.2 to Ethyl Corporation’s Form 10-Q filed on May 9, 2003)

4.4      Registration Rights Agreement, dated as of April 30, 2003, among Ethyl Corporation, the Guarantors (as defined therein) and Credit Suisse First Boston LLC, UBS Warburg LLC and SunTrust Capital Markets, Inc. (incorporated by reference as Exhibit 4.3 to Ethyl Corporation’s Form 10-Q filed on May 9, 2003)

4.5      Purchase Agreement, dated as of April 15, 2003 among Ethyl Corporation, the Guarantors (as defined therein) and Credit Suisse First Boston LLC, as Representative of the Several Purchasers named therein (incorporated by reference as Exhibit 4.4 to Ethyl Corporation’s Form 10-Q filed on May 9, 2003)

10.1    Amended and Restated Credit Agreement, dated as of June 18, 2004, among Ethyl Corporation, as Borrower, the lenders listed therein, and SunTrust Bank as Administrative Agent (incorporated by reference to Exhibit 10.1 to Form 10-Q filed August 5, 2004)

10.2    First Amendment of Amended and Restated Credit Agreement, dated as of June 18, 2004, between Ethyl Corporation, NewMarket Corporation, the lenders listed therein, and SunTrust Bank as Administrative Agent (incorporated by reference to Exhibit 10.2 to Form 10-Q filed August 5, 2004)

10.3    MMT Supply Agreement, dated as of February 28, 1994, by and between Ethyl Corporation and Albemarle Corporation (incorporated by reference to Exhibit 10.1 to Ethyl Corporation’s Form 10-Q filed August 8, 2003)

10.4 2004 Incentive Compensation and Stock Plan

10.5 Amended Non-Employee Directors’ Stock Acquisition Plan (incorporated by reference to Exhibit 10.2 to Ethyl Corporation’s Form 10-K filed March 14, 2003)

10.6 Excess Benefit Plan (incorporated by reference to Exhibit 10.4 to Ethyl Corporation’s Form 10-K filed on February 25, 1993)

10.7    Supply Agreement, dated as of December 22, 1993, between Ethyl Corporation and The Associated Octel Company Limited (incorporated by reference to Exhibit 99 to Ethyl Corporation’s Form 8-K filed on February 17, 1994)

10.8    Antiknock Marketing and Sales Agreement, dated October 1, 1998, between Ethyl Corporation and The Associated Octel Company Limited (incorporated by reference to Exhibit 10 to Ethyl Corporation’s Form 10-Q filed on November 10, 1998)

10.9 Trust Agreement between Ethyl Corporation and Merrill Lynch Trust Company of America (incorporated by reference to Exhibit 4.5 to Ethyl Corporation’s Form S-8, filed on August 7, 1998)

10.10 Amended and Restated Product Marketing and Sales Agreement, dated as of June 13, 2001, between Ethyl Services GmbH and Alcor Chemie Vertriebs AG, Alcor Chemie AG, and Noofot GmbH (incorporated by reference to Exhibit 10.8 to Ethyl Corporation’s Form 10-K filed on March 29, 2002)

10.11 Ethyl Corporation Management Bonus Plan (incorporated by reference to Exhibit 10.9 to Ethyl Corporation’s Form 10-K filed on March 14, 2003)

10.12 Indemnification Agreement, dated as of July 1, 2004 by and among NewMarket Corporation, Ethyl Corporation and Afton Chemical Corporation (incorporated by reference to Exhibit 10.5 to Form 10-Q filed August 5, 2004)

10.13 Contract Services Agreement, dated June 8, 2004, by and between Ethyl Corporation and Newton A. Perry (incorporated by reference to Exhibit 10.6 to Form 10-Q filed August 5, 2004)

10.14 Membership Units Purchase and Assignment Agreement, effective as of September 24, 2004, by and between Bruce C. Gottwald and Floyd D. Gottwald, Jr., NewMarket Services Corporation and Old Town LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed September 24, 2004)

10.15 Services Agreement, dated as of July 1, 2004, by and between NewMarket Services Corporation and Afton Chemical Corporation (incorporated by reference to Exhibit 10.2 to Form 10-Q filed November 5, 2004)

10.16 Services Agreement, dated as of July 1, 2004, by and between NewMarket Services Corporation and Ethyl Corporation (incorporated by reference to Exhibit 10.3 to Form 10-Q filed November 5, 2004)

10.17 Services Agreement, dated as of July 1, 2004, by and between NewMarket Services Corporation and NewMarket Corporation (incorporated by reference to Exhibit 10.4 to Form 10-Q filed November 5, 2004)

10.18 Summary of Executive Compensation (incorporated by reference to Item 1.01 of Form 8-K filed February 28, 2005)

10.19 Summary of Directors’ Compensation

11.1 Computation of Basic and Diluted Earnings Per Share

12.1 Computation of Ratios

21 Subsidiaries of the Registrant

23 Consent of Independent Registered Public Accounting Firm

31(a) Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Thomas E. Gottwald

31(b) Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David A. Fiorenza

32(a) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Thomas E. Gottwald

32(b) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David A. Fiorenza

(B)	Exhibits—The response to this portion of Item 15 is submitted as a separate section of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWMARKET CORPORATION

By:	/s/ THOMAS E. GOTTWALD
(Thomas E. Gottwald, President and Chief Executive Officer)

Dated: March 14, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 14, 2005.

SIGNATURE	TITLE

/s/ BRUCE C. GOTTWALD (Bruce C. Gottwald)	Chairman of the Board, Chairman of the Executive Committee, and Director

/s/ THOMAS E. GOTTWALD (Thomas E. Gottwald)	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ D. A. FIORENZA (David A. Fiorenza)	Vice President and Treasurer (Principal Financial Officer)

/s/ WAYNE C. DRINKWATER (Wayne C. Drinkwater)	Controller (Principal Accounting Officer)

/s/ PHYLLIS L. COTHRAN (Phyllis L. Cothran)	Director

/s/ PATRICK D. HANLEY (Patrick D. Hanley)	Director

/s/ J. E. ROGERS (James E. Rogers)	Director

/s/ S. B. SCOTT (Sidney Buford Scott)	Director

/s/ C. B. WALKER (Charles B. Walker)	Director

EXHIBIT INDEX

Exhibit 2.1	Agreement and Plan of Merger, dated as of March 5, 2004, by and among Ethyl Corporation, NewMarket Corporation, and Ethyl Merger Sub, Inc.

Exhibit 3.1	Articles of Incorporation

Exhibit 10.4	2004 Incentive Compensation and Stock Plan

Exhibit 10.19	Summary of Directors’ Compensation

Exhibit 11.1	Computation of Basic and Diluted Earnings Per Share

Exhibit 12.1	Computation of Ratios

Exhibit 21	Subsidiaries of the Registrant

Exhibit 23	Consent of Independent Registered Public Accounting Firm

Exhibit 31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Thomas E. Gottwald

Exhibit 31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David A. Fiorenza

Exhibit 32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Thomas E. Gottwald

Exhibit 32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David A. Fiorenza