Form 10-Q
period 2005-03-31
NEWMARKET CORP
filed 2005-05-04
CIK 1282637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Number of shares of common stock, without par value, outstanding as of April 30, 2005: 17,014,059.

NEWMARKET CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31
	2005	2004
Net sales	$239,114	$216,770
Cost of goods sold	196,001	170,909

Gross profit	43,113	45,861

Operating profit from TEL marketing agreements services	6,451	7,312

Selling, general, and administrative expenses	22,293	23,518
Research, development, and testing expenses	16,280	15,749

Operating profit	10,991	13,906

Interest and financing expenses	4,327	5,156
Other income, net	240	166

Income before income taxes	6,904	8,916
Income tax expense	2,142	3,098

Net income	$4,762	$5,818

Basic earnings per share	$0.28	$0.35

Diluted earnings per share	$0.28	$0.34

Shares used to compute basic earnings per share	16,982	16,813

Shares used to compute diluted earnings per share	17,314	17,121

See accompanying notes to the condensed consolidated financial statements.

NEWMARKET CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31 2005	December 31 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,380	$28,778
Restricted cash	1,516	1,706
Trade and other accounts receivable, less allowance for doubtful accounts ($1,064 - 2005; $1,067 - 2004)	155,047	158,423
Receivable - TEL marketing agreements services	2,870	3,298
Inventories:
Finished goods	139,451	131,627
Raw materials	17,443	17,471
Stores, supplies and other	8,977	8,691

	165,871	157,789

Deferred income taxes	7,409	7,874
Prepaid expenses	6,653	2,387

Total current assets	364,746	360,255

Property, plant and equipment, at cost	776,084	777,105
Less accumulated depreciation and amortization	613,489	610,876

Net property, plant and equipment	162,595	166,229

Prepaid pension cost	18,895	20,101
Deferred income taxes	5,684	4,367
Other assets and deferred charges	61,601	68,961
Intangibles, net of amortization	54,606	56,282

Total assets	$668,127	$676,195

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$71,649	$75,719
Accrued expenses	46,123	52,710
Book overdraft	2,734	5,015
Long-term debt, current portion	610	601
Income taxes payable	6,048	6,138

Total current liabilities	127,164	140,183

Long-term debt	186,179	183,837
Other noncurrent liabilities	119,261	120,293

Commitments and contingencies (Note 10)

Shareholders’ equity:
Common stock and paid in capital (without par value) Issued - 16,981,759 in 2005 and 16,980,759 in 2004	84,728	84,724
Accumulated other comprehensive loss	(22,995)	(21,870)
Retained earnings	173,790	169,028

	235,523	231,882

Total liabilities and shareholders’ equity	$668,127	$676,195

See accompanying notes to the condensed consolidated financial statements.

NEWMARKET CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31
	2005	2004
Cash and cash equivalents at beginning of year	$28,778	$33,367

Cash flows from operating activities:
Net income	4,762	5,818
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and other amortization	9,166	10,874
Amortization of deferred financing costs	473	1,086
Noncash pension expense	3,282	2,583
Long-term receivable - TEL marketing agreements	(416)	113
Deferred income tax benefit	(389)	(2,356)
Working capital changes	(16,646)	2,448
Cash pension contributions	(1,308)	(5,940)
Other, net	2,540	(1,941)

Cash provided from operating activities	1,464	12,685

Cash flows from investing activities:
Capital expenditures	(3,193)	(3,295)
Other, net	57	11

Cash used in investing activities	(3,136)	(3,284)

Cash flows from financing activities:
Borrowing under revolving credit agreement	2,500	—
Repayment of debt - previous agreements	—	(14,602)
Change in book overdraft	(2,281)	(131)
Proceeds from exercise of stock options	4	197
Other, net	(149)	(139)

Cash provided from (used in) financing activities	74	(14,675)

Effect of foreign exchange on cash and cash equivalents	(1,800)	(2,020)

Decrease in cash and cash equivalents	(3,398)	(7,294)

Cash and cash equivalents at end of period	$25,380	$26,073

See accompanying notes to the condensed consolidated financial statements.

NEWMARKET CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Financial Statement Presentation

In the opinion of management, the accompanying condensed consolidated financial statements of NewMarket Corporation and Subsidiaries contain all necessary adjustments for the fair presentation of, in all material respects, our consolidated financial position as of March 31, 2005, as well as our consolidated results of operations for the three months ended March 31, 2005 and 2004 and our consolidated cash flows for the three months ended March 31, 2005 and 2004. The financial statements are subject to normal year-end adjustments and do not include the comprehensive footnotes. All adjustments are of a normal, recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the NewMarket Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the Securities and Exchange Commission (SEC) (2004 Annual Report). The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

Unless the context otherwise requires, all references to “we,” “us,” “our,” the “Company” and “NewMarket” are to NewMarket Corporation and its subsidiaries.

At both March 31, 2005 and December 31, 2004, we had a book overdraft for some of our disbursement cash accounts. A book overdraft represents transactions that have not cleared the bank accounts at the end of the reporting period. We transfer cash on an as-needed basis to fund these items as they clear the bank in subsequent periods.

2.	Reclassifications

First quarter 2004 segment operating profit was adjusted from previously reported information to reflect the current allocation of certain costs in alignment with the 2004 transition to a holding company structure, which was effective June 18, 2004. The reclassification had no effect on net income.

3.	Asset Retirement Obligations

Our asset retirement obligations are related primarily to tetraethyl lead (TEL) operations. These obligations had been previously fully accrued. Upon the January 1, 2003 adoption of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143), these accruals were discounted to their net present value, which resulted in the recognition of a gain. Current accretion of the asset retirement obligations is expensed in operations. The following table illustrates the activity associated with SFAS No. 143 for the three months ended March 31, 2005 and the year ended December 31, 2004.

	March 31 2005	December 31 2004
	(in thousands)
Asset retirement obligation, beginning of period	$10,268	$13,238
Accretion expense	270	702
Liabilities settled	(411)	(2,998)
Changes in expected cash flows and timing	—	(1,147)
Foreign currency impact	(40)	473

Asset retirement obligation, end of period	$10,087	$10,268

4.	Stock-Based Compensation

We account for the stock-based compensation plan using the intrinsic-value method. Under this method, we do not record compensation cost for stock options unless the quoted market price of the stock at grant date or other measurement date exceeds the amount the employee must pay to exercise the stock option. Compensation cost for restricted stock grants, if issued, is recognized over the vesting period. See Note 12 of the Notes to Condensed Consolidated Financial Statements for information on an accounting standard which we will adopt in 2006 related to the accounting for stock-based compensation. See Note 16 of the Notes to Consolidated Financial Statements in our 2004 Annual Report for further information on our stock-based compensation plan.

The following table illustrates the effect on net income and earnings per share as if we had applied the fair-value method of accounting for the stock-based compensation plan.

	Three Months Ended March 31
	2005	2004
	(in thousands, except per share amounts)
Net income, as reported	$4,762	$5,818
Less: Total stock-based employee compensation expense determined under the fair-value based method, net of related tax effect	(23)	(31)

Net income, pro forma	$4,739	$5,787

Earnings per share:
Basic, as reported	$0.28	$0.35

Basic, pro forma	$0.28	$0.34

Diluted, as reported	$0.28	$0.34

Diluted, pro forma	$0.27	$0.34

5.	Segment Information

The tables below show our consolidated net sales by segment, operating profit by segment, reconciliation to income before income taxes, and depreciation and amortization by segment.

Net Sales by Segment

	Three Months Ended March 31
	2005	2004
	(in millions)
Petroleum additives	$237.1	$214.6
Tetraethyl lead	2.0	2.2

Consolidated net sales	$239.1	$216.8

Segment Operating Profit

	Three Months Ended March 31
	2005	2004
	(in millions)
Petroleum additives	$9.7	$13.0
Tetraethyl lead	4.3	6.3
Contract manufacturing and other	0.8	—

Segment operating profit	14.8	19.3
Corporate, general and administrative expense	(2.7)	(3.5)
Interest expense	(4.3)	(5.2)
Other expense, net	(0.9)	(1.7)

Income before income taxes	$6.9	$8.9

The prior period has been reclassified to conform to the current presentation. The reclassifications consist of an allocation of certain costs in alignment with the 2004 transition to a holding company structure. There was no impact on net income in any period.

Depreciation and Amortization

	Three Months Ended March 31
	2005	2004
	(in millions)
Petroleum additives	$7.1	$8.4
Tetraethyl lead	1.7	2.1
Other long-lived assets	0.4	0.4

Total depreciation and amortization	$9.2	$10.9

6.	Pension and Postretirement Plans

During the first three months of 2005, we made contributions of approximately $15 thousand for domestic pension plans and approximately $600 thousand for domestic postretirement plans. We expect to make total contributions in 2005 of approximately $4 million to $6 million for our domestic pension plans and approximately $2 million to $3 million for our domestic postretirement plans.

We made contributions of approximately $1.3 million for our foreign pension plans during the first three months of 2005 and expect to make total contributions to our foreign pension plans of approximately $6 million to $7 million during 2005.

The table below presents information on periodic benefit cost for our domestic retirement plans. The second table presents the same information for the foreign plans.

	Domestic
	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31
	2005	2004	2005	2004
	(in thousands)
Service cost	$1,368	$1,147	$340	$267
Interest cost	1,476	1,353	936	1,021
Expected return on plan assets	(1,496)	(1,363)	(485)	(475)
Amortization of prior service cost	200	179	(7)	(7)
Amortization of net loss	506	356	—	—

Net periodic domestic benefit cost	$2,054	$1,672	$784	$806

	Foreign Pension Benefits
	Three Months Ended March 31
	2005	2004
	(in thousands)
Service cost	$541	$398
Interest cost	1,113	932
Expected return on plan assets	(889)	(749)
Amortization of prior service cost	82	78
Amortization of transition asset	(12)	(10)
Amortization of net loss	393	262

Net periodic foreign benefit cost	$1,228	$911

7.	Earnings Per Share

Basic and diluted earnings per share are calculated as shown in the table below. Amounts, except share and per share, are in thousands of dollars. Options are not included in the computation of diluted earnings per share when the option exercise price exceeds the average market price of the common stock. At both March 31, 2005 and March 31, 2004, we had outstanding options to purchase 50,000 shares of NewMarket common stock at $44.375 per share. These options were not included in the computation of diluted earnings per share for any period due to their antidilutive impact.

	Three Months Ended March 31
	2005	2004
	(in thousands, except per share amounts)
Basic earnings per share
Numerator:
Income available to shareholders, as reported	$4,762	$5,818

Denominator:
Average number of shares of common stock outstanding	16,982	16,813

Basic earnings per share	$.28	$.35

Diluted earnings per share
Numerator:
Income available to shareholders, as reported	$4,762	$5,818

Denominator:
Average number of shares of common stock outstanding	16,982	16,813

Shares issuable upon exercise of stock options	332	308

Total shares	17,314	17,121

Diluted earnings per share	$.28	$.34

8.	Intangibles, net of amortization

The following table provides certain information related to our intangible assets.

	March 31 2005		December 31 2004
	Identifiable Intangibles
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Amortizing intangible assets
Formulas	$85,910	$36,515	$85,910	$35,384
Contracts	40,873	40,534	40,873	40,030

	$126,783	$77,049	$126,783	$75,414

Nonamortizing intangible assets: minimum pension liabilities	$4,872		$4,913

Aggregate amortization expense		$1,635		$6,540

Estimated amortization expense in thousands for the next five years is expected to be:

• 2005	$5,367
• 2006	$4,524
• 2007	$4,524
• 2008	$4,524
• 2009	$4,524

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

9.	Long-term Debt

Long-term debt consisted of the following:

	March 31 2005	December 31 2004
	(in thousands)
Senior notes	$150,000	$150,000
Revolving loan agreement	32,500	30,000
Capital lease obligations	4,289	4,438

	186,789	184,438
Current maturities of long-term debt	(610)	(601)

	$186,179	$183,837

Senior Notes - On April 30, 2003, Ethyl Corporation (Ethyl) sold senior notes in the aggregate principal amount of $150 million that bear interest at a fixed rate of 8.875% and are due in 2010.

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

We were in compliance with these covenants as of both March 31, 2005 and December 31, 2004.

Senior Credit Facility - On April 30, 2003, we entered into a long-term debt structure for Ethyl. The debt structure included the senior notes discussed above and a senior credit facility with a bank term loan and a revolving credit facility.

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

Borrowings under the $100 million revolving credit facility are used for working capital and other general corporate purposes for NewMarket and our subsidiaries. The revolving credit facility includes a sub-facility for letters of credit. Borrowings bear interest, at our election, at either a base rate plus a margin (50 basis points as of March 31, 2005) or LIBOR plus a margin (200 basis points as of March 31, 2005). The revolving credit facility matures on June 18, 2009. Borrowings outstanding at March 31, 2005 under the revolving credit facility were $32.5 million and bore interest at rates of 4.72% to 6.25%, depending upon the type of borrowing. At March 31, 2005, we had outstanding letters of credit of $23.7 million, resulting in the unused portion of the revolver amounting to $43.8 million.

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

We were in compliance with these covenants as of both March 31, 2005 and December 31, 2004.

10.	Contractual Commitments and Contingencies

There have been no significant changes in our contractual commitments and contingencies from those reported in our 2004 Annual Report, except for changes related to the legal proceedings concerning the TEL case in Maryland. In that case, Ethyl was served as a defendant in the case filed in the Circuit Court for Baltimore City, Maryland, in September 1999. Smith, et al. v. Lead Industries Association, Inc., et al., alleged personal injuries for seven children from lead exposure arising from lead paint and dust from tailpipe emissions due to leaded gasoline. The court dismissed Ethyl and some other defendants from the case in February 2002 and granted summary judgment to other defendants in November 2002. The plaintiffs have appealed both decisions, but did not appeal the dismissal of Ethyl as a defendant. On April 4, 2005, the Court of Appeals of Maryland dismissed the appeal on the basis that the trial court’s decision was not a final decision that could be appealed, and the case is once again pending in the trial court. If such claims are further pursued against Ethyl, we believe Ethyl has strong defenses and will vigorously defend any such claims.

Our accruals for environmental remediation were approximately $22 million at both March 31, 2005 and December 31, 2004. In addition to the accruals for environmental remediation, we also have accruals for dismantling and decommissioning costs of approximately $7 million at both March 31, 2005 and December 31, 2004.

11.	Comprehensive Income and Accumulated Other Comprehensive Loss

The components of comprehensive income consist of the following:

	Three Months Ended March 31
	2005	2004
	(in thousands)
Net income	$4,762	$5,818
Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on marketable equity securities	(99)	67
Unrealized gain on derivative instruments	871	—
Foreign currency translation adjustments	(1,897)	(552)

Other comprehensive loss	(1,125)	(485)

Comprehensive income	$3,637	$5,333

The components of accumulated other comprehensive loss consist of the following:

	March 31 2005	December 31 2004
	(in thousands)
Unrealized gain on marketable equity securities	$47	$146
Minimum pension liability adjustment	(16,091)	(16,091)
Unrealized loss on derivative instruments	(74)	(945)
Foreign currency translation adjustments	(6,877)	(4,980)

Accumulated other comprehensive loss	$(22,995)	$(21,870)

12.	Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004) “Share-Based Payment.” The statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” In general, the statement provides guidance in accounting for transactions in which a company obtains employee services in exchange for share-based payments. The statement requires that the cost from share-based payment transactions be recognized in the financial statements and be determined using a fair-value-based measurement method. This standard was to be effective for interim periods beginning after June 15, 2005. In April 2005, the SEC delayed the effective date to the first fiscal year beginning after June 15, 2005. This standard applies to all share-based payment transactions initiated or modified after the effective date. We are evaluating this statement, but do not expect it to have a significant impact on our financial results.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47.) FIN 47 clarifies certain aspects of FASB No. 143, “Accounting for Asset Retirement Obligations” and is effective no later than December 31, 2005. We are currently evaluating the impact of FIN 47.

13.	Consolidating Financial Information

The senior notes are fully and unconditionally guaranteed by certain of our subsidiaries (Guarantor Subsidiaries) on a joint and several unsecured senior basis. The Guarantor Subsidiaries include all of our existing and future wholly owned domestic restricted subsidiaries and certain of our existing wholly owned foreign subsidiaries. The Guarantor Subsidiaries and the subsidiaries that do not guarantee the senior notes (the Non-Guarantor Subsidiaries) are wholly owned by NewMarket Corporation (the Parent). The Guarantor Subsidiaries consist of the following:

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
Ethyl Services GmbH

We conduct all of our business and derive all of our income from our subsidiaries. Therefore, our ability to make payments on the senior notes or other obligations is dependent on the earnings and the distribution of funds from our subsidiaries. There are no restrictions on the ability of any of our domestic subsidiaries to transfer funds to the Parent. We are currently able to transfer funds from our foreign subsidiaries, although certain conditions may arise occasionally that may restrict these transfers.

The following sets forth the consolidating statements of income for the three months ended March 31, 2005 and 2004, consolidating balance sheets as of March 31, 2005 and December 31, 2004, and condensed consolidating statements of cash flows for the three months ended March 31, 2005 and 2004 for the Parent, the Guarantor Subsidiaries and Non-Guarantor Subsidiaries. Certain amounts in these financial statements have been reclassified for the transition to a holding company structure effective June 18, 2004. The financial information is based on our understanding of the SEC’s interpretation and application of Rule 3-10 of the Regulation S-X promulgated by the SEC.

The financial information may not necessarily be indicative of results of operations or financial position had the Guarantor Subsidiaries or Non-Guarantor Subsidiaries operated as independent entities.

NewMarket Corporation and Subsidiaries

Consolidating Statements of Income

Three Months Ended March 31, 2005

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$—	$173,890	$122,121	$(56,897)	$239,114
Cost of goods sold	347	152,063	100,070	(56,479)	196,001

Gross (loss) profit	(347)	21,827	22,051	(418)	43,113

Operating profit from TEL marketing agreements services	—	2,245	4,206	—	6,451
Intercompany service fee income (expense) from TEL marketing agreements	—	4,007	(4,007)	—	—

Selling, general, and administrative expenses	1,769	9,902	10,622	—	22,293
Research, development, and testing expenses	—	12,507	3,773	—	16,280

Operating (loss) profit	(2,116)	5,670	7,855	(418)	10,991

Interest and financing expenses	4,279	48	—	—	4,327
Other income, net	152	56	32	—	240

(Loss) income before income taxes and equity income of subsidiaries	(6,243)	5,678	7,887	(418)	6,904
Income tax (benefit) expense	(2,704)	1,756	3,248	(158)	2,142
Equity income of subsidiaries	8,301	—	—	(8,301)	—

Net income	$4,762	$3,922	$4,639	$(8,561)	$4,762

NewMarket Corporation and Subsidiaries

Consolidating Statements of Income

Three Months Ended March 31, 2004

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$—	$159,658	$112,397	$(55,285)	$216,770
Cost of goods sold	215	125,827	100,752	(55,885)	170,909

Gross (loss) profit	(215)	33,831	11,645	600	45,861

Operating profit from TEL marketing agreements services	—	2,715	4,597	—	7,312
Intercompany service fee income (expense) from TEL marketing agreements	—	4,546	(4,546)	—	—

Selling, general, and administrative expenses	1,189	11,277	11,052	—	23,518
Research, development, and testing expenses	—	12,541	3,208	—	15,749

Operating (loss) profit	(1,404)	17,274	(2,564)	600	13,906

Interest and financing expenses	4,925	231	—	—	5,156
Other income, net	99	34	33	—	166

(Loss) income before income taxes and equity income of subsidiaries	(6,230)	17,077	(2,531)	600	8,916
Income tax (benefit) expense	(3,005)	6,663	(779)	219	3,098
Equity income of subsidiaries	9,043	—	—	(9,043)	—

Net income (loss)	$5,818	$10,414	$(1,752)	$(8,662)	$5,818

NewMarket Corporation and Subsidiaries

Consolidating Balance Sheets

March 31, 2005

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
ASSETS

Cash and cash equivalents	$135	$10,194	$15,051	$—	$25,380
Restricted cash	967	549	—	—	1,516
Trade and other accounts receivable, net	2,965	84,724	67,358	—	155,047
Receivable - TEL marketing agreements services	—	(1,871)	4,741	—	2,870
Amounts due from affiliated companies		101,944	33,100	(135,044)	—
Inventories	—	99,633	68,995	(2,757)	165,871
Deferred income taxes	1,128	4,610	590	1,081	7,409
Prepaid expenses	710	5,159	784	—	6,653

Total current assets	5,905	304,942	190,619	(136,720)	364,746

Property, plant and equipment, at cost	—	711,307	64,777	—	776,084
Less accumulated depreciation & amortization	—	552,486	61,003	—	613,489

Net property, plant and equipment	—	158,821	3,774	—	162,595

Investment in consolidated subsidiaries	457,425	—	—	(457,425)	—
Prepaid pension cost	16,886	—	2,009	—	18,895
Deferred income taxes	14,036	(2,842)	(5,510)	—	5,684
Other assets and deferred charges	18,882	34,614	8,105	—	61,601
Intangibles, net of amortization	970	51,600	2,036	—	54,606

Total assets	$514,104	$547,135	$201,033	$(594,145)	$668,127

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable	$46	$47,812	$23,791	$—	$71,649
Accrued expenses	8,962	31,679	5,482	—	46,123
Book overdraft	17	2,717	—	—	2,734
Amounts due to affiliated companies	22,683	38,126	74,235	(135,044)	—
Long-term debt, current portion	—	610	—	—	610
Income taxes payable	4,813	973	262	—	6,048

Total current liabilities	36,521	121,917	103,770	(135,044)	127,164

Long-term debt	182,500	3,679	—	—	186,179
Other noncurrent liabilities	59,560	40,041	19,660	—	119,261

Total liabilities	278,581	165,637	123,430	(135,044)	432,604

Shareholders’ equity:
Common stock and paid-in capital	84,728	264,183	40,347	(304,530)	84,728
Accumulated other comprehensive loss	(22,995)	(11,786)	(8,050)	19,836	(22,995)
Retained earnings	173,790	129,101	45,306	(174,407)	173,790

Total shareholders’ equity	235,523	381,498	77,603	(459,101)	235,523

Total liabilities and shareholders’ equity	$514,104	$547,135	$201,033	$(594,145)	$668,127

NewMarket Corporation and Subsidiaries

Consolidating Balance Sheets

December 31, 2004

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
ASSETS

Cash and cash equivalents	$51	$8,587	$20,140	$—	$28,778
Restricted cash	1,132	574	—	—	1,706
Trade and other accounts receivable, net	5,402	82,507	70,514	—	158,423
Receivable - TEL marketing agreements services	—	(3,869)	7,167	—	3,298
Amounts due from affiliated companies	—	82,228	33,819	(116,047)	—
Inventories	—	97,823	62,305	(2,339)	157,789
Deferred income taxes	1,129	5,117	704	924	7,874
Prepaid expenses	252	1,263	872	—	2,387

Total current assets	7,966	274,230	195,521	(117,462)	360,255

Property, plant and equipment, at cost	—	712,074	65,031	—	777,105
Less accumulated depreciation & amortization	—	549,562	61,314	—	610,876

Net property, plant and equipment	—	162,512	3,717	—	166,229

Investment in consolidated subsidiaries	458,555	—	—	(458,555)	—
Prepaid pension cost	18,113	—	1,988	—	20,101
Deferred income taxes	13,468	(4,079)	(5,022)	—	4,367
Other assets and deferred charges	20,587	40,456	7,918	—	68,961
Intangibles, net of amortization	970	53,235	2,077	—	56,282

Total assets	$519,659	$526,354	$206,199	$(576,017)	$676,195

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable	$30	$44,944	$30,745	$—	$75,719
Accrued expenses	5,648	41,069	5,993	—	52,710
Book overdraft	17	4,998	—	—	5,015
Amounts due to affiliated companies	40,831	—	75,216	(116,047)	—
Long-term debt, current portion	—	601	—	—	601
Income taxes payable	1,708	4,750	(320)	—	6,138

Total current liabilities	48,234	96,362	111,634	(116,047)	140,183

Long-term debt	180,000	3,837	—	—	183,837
Other noncurrent liabilities	59,543	40,074	20,676	—	120,293

Total liabilities	287,777	140,273	132,310	(116,047)	444,313

Shareholders’ equity:
Common stock and paid-in capital	84,724	271,483	40,347	(311,830)	84,724
Accumulated other comprehensive loss	(21,870)	(11,686)	(7,125)	18,811	(21,870)
Retained earnings	169,028	126,284	40,667	(166,951)	169,028

Total shareholders’ equity	231,882	386,081	73,889	(459,970)	231,882

Total liabilities and shareholders’ equity	$519,659	$526,354	$206,199	$(576,017)	$676,195

NewMarket Corporation and Subsidiaries

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 31, 2005

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash provided from (used in) operating activities	$1,880	$2,183	$(2,599)	$—	$1,464

Cash flows from investing activities
Capital expenditures	—	(2,892)	(301)	—	(3,193)
Increase in intercompany loans	(5,350)	—	—	5,350	—
Cash dividends from subsidiaries	1,050	—	—	(1,050)	—
Other, net	—	57	—	—	57

Cash used in investing activities	(4,300)	(2,835)	(301)	4,300	(3,136)

Cash flows from financing activities
Borrowings under revolving credit agreement	2,500	—	—	—	2,500
Change in book overdraft	—	(2,281)	—	—	(2,281)
Financing from affiliated companies	—	5,350	—	(5,350)	—
Cash dividend paid	—	(1,050)	—	1,050	—
Proceeds from exercise of stock options	4	—	—	—	4
Other, net	—	(149)	—	—	(149)

Cash provided from financing activities	2,504	1,870	—	(4,300)	74

Effect of foreign exchange on cash and cash equivalents	—	389	(2,189)	—	(1,800)

Increase (decrease) in cash and cash equivalents	84	1,607	(5,089)	—	(3,398)
Cash and cash equivalents at beginning of year	51	8,587	20,140	—	28,778

Cash and cash equivalents at end of period	$135	$10,194	$15,051	$—	$25,380

NewMarket Corporation and Subsidiaries

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 31, 2004

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash provided from operating activities	$3,487	$6,910	$2,288	$—	$12,685

Cash flows from investing activities
Capital expenditures	—	(3,107)	(188)	—	(3,295)
Cash dividends from subsidiaries	5,218	—	—	(5,218)	—
Other, net	—	11	—	—	11

Cash provided from (used in) investing activities	5,218	(3,096)	(188)	(5,218)	(3,284)

Cash flows from financing activities
Repayments of debt - previous agreements	(14,602)	—	—	—	(14,602)
Change in book overdraft	—	(131)	—	—	(131)
Cash dividends paid	—	(5,218)	—	5,218	—
Proceeds from exercise of stock options	197	—	—	—	197
Other, net	—	(139)	—	—	(139)

Cash used in financing activities	(14,405)	(5,488)	—	5,218	(14,675)

Effect of foreign exchange on cash and cash equivalents	—	80	(2,100)	—	(2,020)

Decrease in cash and cash equivalents	(5,700)	(1,594)	—	—	(7,294)
Cash and cash equivalents at beginning of year	8,500	9,189	15,678	—	33,367

Cash and cash equivalents at end of period	$2,800	$7,595	$15,678	$—	$26,073

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion contains statements about future events and expectations, or forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements on our current expectations and projections about future results. When we use words in this document, such as “anticipates,” “intends,” “plans,” “believes,” “estimates,” “expects,” and similar expressions, we do so to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements we make regarding future prospects of growth in the petroleum additives market, the level of future declines in the market for tetraethyl lead (TEL), other trends in the petroleum additives market, our ability to maintain or increase our market share, and our future capital expenditure levels.

We believe our forward-looking statements are based on reasonable expectations and assumptions, within the bounds of what we know about our business and operations. However, we offer no assurance that actual results will not differ materially from our expectations due to uncertainties and factors that are difficult to predict and beyond our control.

These factors include, but are not limited to, timing of sales orders, gain or loss of significant customers, competition from other manufacturers, resolution of environmental liabilities, changes in the demand for our products, significant changes in new product introduction, increases in product cost, the impact of fluctuations in foreign exchange rates on reported results of operations, changes in various markets, geopolitical risks in certain of the countries in which we conduct business, and the impact of consolidation of the petroleum additives industry. In addition, we also discuss certain risk factors in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2004 Annual Report and incorporate the same herein by reference.

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

Summary

First quarter 2005 net income was $4.8 million, or $.28 per share, compared to net income of $5.8 million, or $.35 per share, for the first quarter last year. The results reflect lower earnings in both the petroleum additives and TEL segments.

Petroleum additives net sales for the first quarter 2005 improved 10% compared to the same period last year. However, the continuing increases in raw material costs have reduced our margins. TEL operating profit was lower in first quarter 2005 compared to the same period last year primarily reflecting lower shipments partially offset by an increase in selling price. Net income for first quarter 2005 benefited from lower corporate and administrative cost, as well as lower interest and financing cost.

Results of Operations

Net Sales

Our consolidated net sales for the first quarter 2005 amounted to $239.1 million, representing an increase of 10% from the 2004 level of $216.8 million. The table below shows our consolidated net sales by segment.

Net Sales by Segment

(in millions)

	Three Months Ended March 31
	2005	2004
Petroleum additives	$237.1	$214.6
Tetraethyl lead	2.0	2.2

Consolidated net sales	$239.1	$216.8

Petroleum Additives Segment

Petroleum additives net sales in the first quarter 2005 of $237.1 million were up $22.5 million, or approximately 10%, from $214.6 million in the first quarter 2004. Shipments for the first quarter 2005 were down slightly as compared to first quarter 2004. Despite the essentially unchanged shipments between the two first quarter periods, higher sales prices and the mix of product sold resulted in higher net sales.

The components of the petroleum additives increase in net sales of $22.5 million between the two first quarter periods are shown below (in millions):

Three Months
Period ended March 31, 2004	$214.6
Change in shipments and product mix	7.8
Changes in selling prices including foreign currency impact	14.7

Period ended March 31, 2005	$237.1

Tetraethyl Lead Segment

Most of the TEL marketing activity is through marketing agreements with The Associated Octel Company Limited and its affiliates (Octel), under which we do not record the sales transactions. Therefore, the TEL net sales shown in the table above are those made by Ethyl Corporation (Ethyl) in areas not covered by the marketing agreements. The sales made in areas not covered by the Octel marketing agreements are very minor compared to the TEL sales made through the marketing agreements.

Total TEL sales for the three months 2005 were slightly lower than the same period in 2004. These changes were caused substantially by variation in the quarter-to-quarter timing of sales orders.

Segment Operating Profit

NewMarket evaluates the performance of the petroleum additives business of Afton Chemical Corporation (Afton) and Ethyl’s TEL business based on segment operating profit. Corporate departments and other expenses are billed to Afton and Ethyl based on the services provided under the holding company structure. Depreciation on segment property, plant, and equipment and amortization of segment intangible assets and the prepayment for services are included in the operating profit of each segment.

The table below reports operating profit by segment for first quarter 2005 and 2004. Certain prior periods have been reclassified to conform to the current presentation. The reclassifications consist of an allocation of certain costs in alignment with the June 18, 2004 transition to a holding company structure.

The “Contract manufacturing and other” classification in the table below primarily represents certain manufacturing operations that Ethyl provides to Afton.

Segment Operating Profit

(in millions)

	Three Months Ended March 31
	2005	2004
Petroleum additives	$9.7	$13.0

Tetraethyl lead	$4.3	$6.3

Contract manufacturing and other	$0.8	$—

Petroleum Additives Segment

First Quarter 2005 vs. First Quarter 2004 - Petroleum additives first quarter 2005 operating profit was $9.7 million as compared to $13.0 million for first quarter 2004. The first quarter 2005 decrease was across most product lines.

While net sales were about 10% higher, the rising costs of raw materials, as well as small increases in selling, general, and administrative (SG&A) expenses and research, development, and testing (R&D) expenses, resulted in the reduction in operating profit when comparing first quarter 2005 to first quarter 2004 results. Shipments were slightly lower during the first quarter 2005 than the same 2004 period. The 2005 results do include a favorable foreign currency impact, and while the impact of higher prices also favorably impacted operating profit, the price improvements we have achieved do not cover the increase in raw material costs.

The increase in R&D in the petroleum additives segment between the two first quarter periods was $300 thousand and included a small unfavorable foreign currency impact.

SG&A for this segment increased about $500 thousand, or approximately 3%, from first quarter 2004 levels. The increase was across most product lines and included a small unfavorable foreign currency impact. As a percentage of net sales, SG&A expenses combined with R&D expenses, decreased from 15.5% for the first quarter 2004 to 14.3% for the same period this year. This decrease reflects higher sales, partially offset by the 3% increase in combined SG&A and R&D expenses.

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

The operating profit from our marketing agreements for the first quarter 2005 was $6.5 million, which was $900 thousand lower than the first quarter last year. The first quarter 2005 results reflect improved pricing when compared to the same period in 2004, but volumes were 17% lower for the first quarter 2005 compared to the first quarter 2004. Amortization of the prepayment for services was about $400 thousand lower for the first quarter 2005 than the same period in 2004, reflecting the declining balance method of amortization. This segment is characterized by large swings in profitability due to timing of shipments. The TEL market will continue to decline as customers discontinue use of the product.

Other TEL operations not included in the marketing agreements were $1 million unfavorable compared to first quarter last year. These results primarily reflect higher environmental charges during the first quarter 2005 compared to the 2004 period.

While the market for this product is continuing to decline, this business continues to supply Ethyl with significant cash flows.

The following discussion references the Condensed Consolidated Financial Statements beginning on page 3 of this Quarterly Report on Form 10-Q.

Interest and Financing Expenses

First quarter 2005 interest and financing expenses were $4.3 million as compared to $5.2 million in 2004. Lower average debt resulted in a decrease in interest and financing expenses of $300 thousand, while higher average interest rates resulted in an increase of $13 thousand. Fees and amortization of financing costs were $600 thousand lower for the 2005 quarter.

Other Income, Net

Other income, net was $200 thousand for both first quarter 2005 and 2004. Both periods were comprised of a number of small items.

Income Taxes

Income taxes were $2.1 million for the first quarter 2005 and $3.1 million for the first quarter 2004. The effective tax rate was 31.0% for the first quarter 2005 and 34.7% for the first quarter 2004. The effective tax rate reflects a larger research and development tax credit in 2005. The decrease in income before income taxes from 2005 to 2004 resulted in a decrease of $700 thousand in income taxes in the first quarter 2005, while the decrease in the tax rate between 2005 and 2004 resulted in the remaining decrease in tax expense of $300 thousand.

Our deferred taxes are in a net asset position. Based on forecast operating plans, we believe that we will recover the full benefit of our deferred tax assets.

Cash Flows, Financial Condition, and Liquidity

Cash and cash equivalents at March 31, 2005 were $25.4 million, which was a decrease of $3.4 million since December 31, 2004 and included a $1.8 million negative impact from foreign currency. Cash flows from operating activities for the first quarter 2005 were $1.5 million. We used these cash flows and $2.5 million of additional borrowing to fund capital expenditures of $3.2 million and cover book overdrafts of $2.3 million. Included in the 2005 cash flows from operating activities was a collection of $3.7 million related to the 2004 environmental insurance settlement. Cash flows from operating activities for the 2005 period also included higher working capital requirements, which are discussed more fully below in the “Working Capital” section. We expect that cash from operations, together with borrowing available under our senior credit facility, will continue to be sufficient to cover our operating expenses and planned capital expenditures.

The terms of the environmental insurance settlement provide for a total payment of $15.6 million. In addition to the $7.7 million received during 2004, we received $3.7 million in the first quarter 2005 and will receive the remaining $4.2 million in the first quarter 2006.

Cash

We had restricted cash of $1.5 million at March 31, 2005 and $1.7 million at December 31, 2004. Of these funds at March 31, 2005, $900 thousand was cash received from Metropolitan Life Insurance Company (Metropolitan) in 2003. These funds amounted to $1.1 million at December 31, 2004. The funds from Metropolitan are used to reduce the employee portion of retiree health benefits costs. The remaining $600 thousand of restricted cash represents funds related to the issuance of a European bank guarantee.

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

We were in compliance with these covenants as of both March 31, 2005 and December 31, 2004.

Senior Credit Facility - On April 30, 2003, we entered into a long-term debt structure for Ethyl. The debt structure included the senior notes discussed above and a senior credit facility with a bank term loan and a revolving credit facility.

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

Borrowings under the $100 million revolving credit facility are used for working capital and other general corporate purposes for NewMarket and our subsidiaries. The revolving credit facility includes a sub-facility for letters of credit. Borrowings bear interest, at our election, at either a base rate plus a margin (50 basis points as of March 31, 2005) or LIBOR plus a margin (200 basis points as of March 31, 2005). The revolving credit facility matures on June 18, 2009. Borrowings outstanding at March 31, 2005 under the revolving credit facility were $32.5 million and bore interest at rates of 4.72% to 6.25%, depending upon the type of borrowing. At March 31, 2005, we had outstanding letters of credit of $23.7 million, resulting in the unused portion of the revolver amounting to $43.8 million.

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

We were in compliance with these covenants as of both March 31, 2005 and December 31, 2004.

** *

We had combined current and noncurrent long-term debt of $186.8 million at March 31, 2005, representing an increase of $2.4 million in our total debt since December 31, 2004. The increase resulted from additional borrowing on the revolving credit facility.

As a percentage of total capitalization (total long-term debt and shareholders’ equity), our total debt decreased from 44.3% at the end of 2004 to 44.2% at March 31, 2005. The increased debt level partially offset the increases in shareholders’ equity, which were primarily due to net income. Normally, we repay long-term debt with cash from operations, as well as with proceeds from occasional sales of business units, plant sites, or other assets.

Capital Expenditures

We funded capital expenditures of $3.2 million through March 31, 2005, and we estimate our total capital spending during 2005 will be approximately $20 million. We expect to continue to finance capital spending through cash provided from operations.

Working Capital

We had working capital at March 31, 2005 of $237.6 million resulting in a current ratio of 2.87 to 1. At December 31, 2004, the working capital was $220.1 million and the current ratio was 2.57 to 1.

The increase in working capital and the current ratio primarily reflects increases in inventory and prepaid insurance, as well as decreases in accounts payable, accrued expenses and book overdrafts. The inventory increase is due to normal business variations and providing for plant turnarounds. Accounts payable and accrued expenses are lower due to sales rebate payments made during the first quarter and normal fluctuations. Book overdrafts represent transactions that have not cleared the bank accounts at the end of the reporting period. We transfer cash on an as needed basis to fund these items as they clear the bank in subsequent periods.

Offsetting these was a smaller decrease in accounts receivable resulting from the collection of the 2004 environmental insurance settlement.

Critical Accounting Policies

It is our goal to clearly present our financial information in a manner that enhances the understanding of our sources of earnings and our financial condition. We do this by including the information required by the Securities and Exchange Commission, as well as additional information that gives further insight into our financial operations.

This report, as well as the 2004 Annual Report, includes a discussion of our accounting principles, as well as methods and estimates used in the preparation of our financial statements. We believe these discussions and statements fairly represent the financial position and operating results of our company. The purpose of this portion of our discussion is to further emphasize some of the more critical areas where a significant change in facts and circumstances in our operating and financial environment might cause a change in reported financial results.

As discussed in the 2004 Annual Report, we have made certain payments related to our TEL marketing agreements. The unamortized total at March 31, 2005 is $19.2 million. We are amortizing these costs on an accelerated basis using a declining balance method over the life of the contracts. We believe this is the appropriate methodology and time period for this amortization based on the facts and circumstances of our TEL operations and the estimated product life of TEL. The customer base of TEL is significantly concentrated in a few countries and when conditions change that cause a shorter product life or other restrictions outside of our control, the amortization period is adjusted accordingly. Any adjustment to the amortization period would impact earnings, but would have no effect on cash flows. We continue to keep our accounting for this issue current with the business conditions. Recently, Octel advised us that one of the major TEL markets under our marketing agreements has indicated it may exit TEL use earlier than previously expected. Octel also advises us that it is sending a senior team to the country to better understand and discuss the position.

We also have certain identifiable intangibles amounting to $49.7 million at March 31, 2005. These intangibles relate to our petroleum additives business and are being amortized over periods with up to eleven years of remaining life. We continue to assess the market related to these intangibles, as well as their specific values, and conclude the amortization periods and values are appropriate. During 2003, due to a change in a contract, we modified the amortization period of one of the identifiable intangibles from nine remaining years to two remaining years. We also evaluate these intangibles for any potential impairment. These evaluations continue to support the value at which these identifiable intangibles are carried on our financial statements. However, if conditions were to substantially deteriorate in this market, it could possibly cause a reduction in the periods of this amortization charge or could possibly result in a noncash write-off of a portion of the intangibles’ carrying value. A reduction in the amortization period would have no cash effect. While we do not anticipate such a change in the market conditions, this disclosure is provided to enhance the understanding of the factors involved.

We have made disclosure of our environmental issues in Part I, Item I of the 2004 Annual Report, as well as in the Notes to Consolidated Financial Statements of the 2004 Annual Report. We believe our environmental accruals are appropriate for the exposures and regulatory guidelines under which we currently operate. While we currently do not anticipate significant changes to the many factors that could impact our environmental requirements, we continue to keep our accruals consistent with these requirements as they change.

Also, as noted in the discussion of Legal Proceedings in Item 3 of the 2004 Annual Report, while it is not possible to predict or determine the outcome of any legal proceeding, it is our opinion that we will not experience materially adverse effects on our results of operations or financial condition as a result of any pending or threatened proceeding.

We use significant assumptions to record the impact of the pension and postretirement plans in the financial statements. These assumptions include the discount rate, expected long-term rate of return, rate of compensation increase, and health care cost trend rate. A change in any one of these assumptions could result in significantly different results for the plans. We develop these assumptions after considering advice from a major global actuarial consulting firm. Information is provided on the pension and postretirement plans in Note 19 of the 2004 Annual Report. In addition, further disclosure on the impact of changes in these assumptions is provided in the “Financial Position and Liquidity” section of Item 7 of the 2004 Annual Report.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (Revised 2004) “Share-Based Payment.” The statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” In general, the statement provides guidance in accounting for transactions in which a company obtains employee services in exchange for share-based payments. The statement requires that the cost from share-based payment transactions be recognized in the financial statements and be determined using a fair-value-based measurement method. This standard was to be effective for interim periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission delayed the effective date to the first fiscal year beginning after June 15, 2005. This standard applies to all share-based payment transactions initiated or modified after the effective date. We are evaluating this statement, but do not expect it to have a significant impact on our financial results.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47.) FIN 47 clarifies certain aspects of FASB No. 143, “Accounting for Asset Retirement Obligations” and is effective no later than December 31, 2005. We are currently evaluating the impact of FIN 47.

Outlook

Petroleum Additives

During the first quarter, we made improvements to recover lost margins due to the escalation of raw material costs that occurred in 2004. However, these improvements were somewhat offset by a new set of raw material cost increases from our suppliers. We are in the process of implementing another price increase to recapture this cost. This continual increase in raw material costs has us constantly trying to “catch up.” Our margins are lower today on a unit basis than they were in the first quarter of 2004 before the rapid increase in cost began. In addition to the impact on the income statement, this business phenomenon of escalating raw material costs followed by a delay in our ability to increase the selling price of our products has an adverse effect on working capital. This reduces our free cash flow. The high price of oil-based products and the fact that many of the commodity chemicals we purchase are in tight supply, continue to pressure margins and profits.

While we continue to expect that the operating profit for petroleum additives will be higher in 2005 than in 2004, the many business factors detailed in our 2004 Annual Report and the above mentioned margin squeeze will be major factors in the ultimate profitability of this segment for the year.

TEL

As has been the case for many years, the factors that will determine the profits we will earn in this segment are relatively constant. Those factors are the continual and inevitable decline in demand, as well as our ability to raise prices to offset the negative impact of that volume decline. We expect that TEL will earn less in 2005 than in 2004.

As noted above, Octel has advised us that one of the major TEL markets under our marketing agreements has indicated they may exit TEL use earlier than previously expected. Octel also advises us that it is sending a senior team to the country to better understand and discuss the position.

Cash Flow

We expect that our debt reduction capacity from our cash flow for 2005 will be around $40 million. With $32.5 million of bank debt on the balance sheet, we expect to build cash for future corporate needs once this amount has been paid.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Except for foreign currency risk discussed below, there have been no significant changes in our market risk from the information provided in the 2004 Annual Report.

During 2004, we entered into $26 million of Euro-denominated forward contracts to minimize currency exposure from expected cash flows from foreign operations. The contracts all have maturity dates in 2005. At March 31, 2005, there were $19 million remaining of these Euro-denominated contracts. With other variables held constant, a hypothetical 10% adverse change in the March 31, 2005 forward Euro rates would have resulted in a decrease of about $2 million in the value of the contracts.

ITEM	4. Controls and Procedures

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the Exchange Act), we carried out an evaluation, with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e)) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures are effective.

There has been no change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

ITEM 1. Legal Proceedings

We are involved in legal proceedings that are incidental to our business and include administrative or judicial actions seeking remediation under environmental laws, such as Superfund.

These proceedings include certain product liability cases. The only product liability cases of potential consequence in which we are involved are TEL-related. In one case, Ethyl was served as a defendant in a case filed in the Circuit Court for Baltimore City, Maryland, in September 1999. Smith, et al. v. Lead Industries Association, Inc., et al., alleged personal injuries for seven children from lead exposure arising from lead paint and dust from tailpipe emissions due to leaded gasoline. The court dismissed Ethyl and some other defendants from the case in February 2002 and granted summary judgment to other defendants in November 2002. The plaintiffs have appealed both decisions, but did not appeal the dismissal of Ethyl as a defendant. On April 4, 2005, the Court of Appeals of Maryland dismissed the appeal on the basis that the trial court’s decision was not a final decision that could be appealed, and the case is once again pending in the trial court. If such claims are further pursued against Ethyl, we believe Ethyl has strong defenses and will vigorously defend any such claims.

ITEM 5. Other Information

None

ITEM 6. Exhibits

Exhibit 10.1	Summary of Compensation for the Chairman of the Board of Directors (incorporated by reference to Item 1.01 of Form 8-K filed April 29, 2005)

Exhibit 31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald

Exhibit 31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by David A. Fiorenza

Exhibit 32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald

Exhibit 32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David A. Fiorenza

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMARKET CORPORATION
(Registrant)

Date: May 4, 2005	By:	/s/ D. A. Fiorenza
David A. Fiorenza
Vice President and
Treasurer
(Principal Financial Officer)

Date: May 4, 2005	By:	/s/ Wayne C. Drinkwater
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