Form 10-Q
period 2005-06-30
NEWMARKET CORP
filed 2005-08-01
CIK 1282637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Number of shares of common stock, without par value, outstanding as of July 31, 2005: 17,039,059.

NEWMARKET CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Net sales	$271,842	$221,510	$510,956	$438,280
Cost of goods sold	219,681	170,978	415,682	341,887

Gross profit	52,161	50,532	95,274	96,393

Operating profit from TEL marketing agreements services	6,826	10,763	13,277	18,075

Selling, general, and administrative expenses	23,969	24,910	46,262	48,428
Research, development, and testing expenses	15,797	15,098	32,077	30,847
Special item income	3,868	—	3,868	—

Operating profit	23,089	21,287	34,080	35,193

Interest and financing expenses	4,455	4,527	8,782	9,683
Other income, net	131	283	371	449

Income before income taxes	18,765	17,043	25,669	25,959
Income tax expense	5,698	5,689	7,840	8,787

Net income	$13,067	$11,354	$17,829	$17,172

Basic earnings per share	$0.77	$0.67	$1.05	$1.02

Diluted earnings per share	$0.76	$0.66	$1.03	$1.00

Shares used to compute basic earnings per share	17,016	16,904	16,999	16,859

Shares used to compute diluted earnings per share	17,305	17,168	17,310	17,144

See accompanying notes to the condensed consolidated financial statements.

NEWMARKET CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30 2005	December 31 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,453	$28,778
Restricted cash	1,409	1,706
Trade and other accounts receivable, less allowance for doubtful accounts ($1,051 - 2005; $1,067 - 2004)	177,377	158,423
Receivable - TEL marketing agreements services	3,913	3,298
Inventories:
Finished goods	131,207	131,627
Raw materials	17,561	17,471
Stores, supplies and other	8,315	8,691

	157,083	157,789

Deferred income taxes	7,482	7,874
Prepaid expenses	5,639	2,387

Total current assets	384,356	360,255

Property, plant and equipment, at cost	774,454	777,105
Less accumulated depreciation and amortization	614,517	610,876

Net property, plant and equipment	159,937	166,229

Prepaid pension cost	17,830	20,101
Deferred income taxes	7,044	4,367
Other assets and deferred charges	60,324	68,961
Intangibles, net of amortization	53,054	56,282

Total assets	$682,545	$676,195

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$70,898	$75,719
Accrued expenses	44,997	52,710
Book overdraft	6,171	5,015
Long-term debt, current portion	620	601
Income taxes payable	8,434	6,138

Total current liabilities	131,120	140,183

Long-term debt	187,518	183,837
Other noncurrent liabilities	117,591	120,293

Commitments and contingencies (Note 10)

Shareholders’ equity:
Common stock and paid-in capital (without par value) Issued - 17,033,059 in 2005 and 16,980,759 in 2004	84,951	84,724
Accumulated other comprehensive loss	(25,492)	(21,870)
Retained earnings	186,857	169,028

	246,316	231,882

Total liabilities and shareholders’ equity	$682,545	$676,195

See accompanying notes to the condensed consolidated financial statements.

NEWMARKET CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30
	2005	2004
Cash and cash equivalents at beginning of year	$28,778	$33,367

Cash flows from operating activities:
Net income	17,829	17,172
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and other amortization	17,565	21,682
Amortization of deferred financing costs	945	1,636
Noncash pension expense	6,506	5,158
Deferred income tax benefit	(458)	(2,169)
Gain on insurance settlement	(3,868)	—
Working capital changes	(36,573)	(31,858)
Cash pension contributions	(5,061)	(7,022)
Proceeds from insurance settlement	6,000	—
Long-term receivable - TEL marketing agreements	618	114
Other, net	4,449	614

Cash provided from operating activities	7,952	5,327

Cash flows from investing activities:
Capital expenditures	(7,074)	(6,047)
Other, net	121	11

Cash used in investing activities	(6,953)	(6,036)

Cash flows from financing activities:
Borrowing under revolving credit agreement	4,000	—
Repayment of debt - previous agreements	—	(3,807)
Change in book overdraft	1,156	3,467
Financing costs	—	(1,089)
Proceeds from exercise of stock options	227	773
Decrease in capital lease	(300)	(281)

Cash provided from (used in) financing activities	5,083	(937)

Effect of foreign exchange on cash and cash equivalents	(3,407)	(2,382)

Increase (decrease) in cash and cash equivalents	2,675	(4,028)

Cash and cash equivalents at end of period	$31,453	$29,339

See accompanying notes to the condensed consolidated financial statements.

NEWMARKET CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Financial Statement Presentation

In the opinion of management, the accompanying condensed consolidated financial statements of NewMarket Corporation and Subsidiaries contain all necessary adjustments for the fair presentation of, in all material respects, our consolidated financial position as of June 30, 2005, as well as our consolidated results of operations for the three-months and six-months ended June 30, 2005 and 2004 and our consolidated cash flows for the six-months ended June 30, 2005 and 2004. The financial statements are subject to normal year-end adjustments and do not include comprehensive footnotes. All adjustments are of a normal, recurring nature, unless otherwise disclosed. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the NewMarket Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (2004 Annual Report), as filed with the Securities and Exchange Commission (SEC). The results of operations for the three-month and six-month periods ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

Unless the context otherwise requires, all references to “we,” “us,” “our,” the “Company” and “NewMarket” are to NewMarket Corporation and its subsidiaries.

At both June 30, 2005 and December 31, 2004, we had a book overdraft for some of our disbursement cash accounts. A book overdraft represents transactions that have not cleared the bank accounts at the end of the reporting period. We transfer cash on an as-needed basis to fund these items as they clear the bank in subsequent periods.

2.	Reclassifications

Both second quarter and six months 2004 segment operating profit were adjusted from previously reported information to reflect the current allocation of certain costs in alignment with the 2004 transition to a holding company structure, which was effective as of June 18, 2004. The reclassification had no effect on net income.

3.	Asset Retirement Obligations

Our asset retirement obligations are related primarily to tetraethyl lead (TEL) operations. These obligations had been previously fully accrued. Upon the January 1, 2003 adoption of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143), these accruals were discounted to their net present value, which resulted in the recognition of a gain. Current accretion of the asset retirement obligations is expensed in operations. The following table illustrates the activity associated with SFAS No. 143 for the six months ended June 30, 2005 and the year ended December 31, 2004.

	June 30 2005	December 31 2004
	(in thousands)
Asset retirement obligation, beginning of period	$10,268	$13,238
Accretion expense	410	702
Liabilities settled	(1,019)	(2,998)
Changes in expected cash flows and timing	1,679	(1,147)
Foreign currency impact	(88)	473

Asset retirement obligation, end of period	$11,250	$10,268

4.	Stock-Based Compensation

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

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
	(in thousands, except per share amounts)
Net income, as reported	$13,067	$11,354	$17,829	$17,172
Less: Total stock-based employee compensation expense determined under the fair-value based method, net of related tax effect	—	(31)	(23)	(61)

Net income, pro forma	$13,067	$11,323	$17,806	$17,111

Earnings per share:
Basic, as reported	$0.77	$0.67	$1.05	$1.02

Basic, pro forma	$0.77	$0.67	$1.05	$1.02

Diluted, as reported	$0.76	$0.66	$1.03	$1.00

Diluted, pro forma	$0.76	$0.66	$1.03	$1.00

5.	Segment Information

The tables below show our consolidated net sales by segment, operating profit by segment including a reconciliation to income before income taxes, and depreciation and amortization by segment.

Net Sales by Segment

(in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Petroleum additives	$269.0	$218.1	$506.2	$432.8
Tetraethyl lead	2.8	3.4	4.8	5.5

Consolidated net sales	$271.8	$221.5	$511.0	$438.3

Segment Operating Profit

(in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Petroleum additives	$17.0	$17.3	$26.8	$30.2
Tetraethyl lead (a)	9.5	9.1	13.8	15.5
Contract manufacturing and other	1.0	—	1.7	—

Segment operating profit	27.5	26.4	42.3	45.7
Corporate, general and administrative expense	(3.3)	(3.7)	(6.0)	(7.2)
Interest expense	(4.5)	(4.5)	(8.8)	(9.7)
Other expense, net	(0.9)	(1.2)	(1.8)	(2.8)

Income before income taxes	$18.8	$17.0	$25.7	$26.0

The prior period has been reclassified to conform to the current presentation. The reclassifications consist of an allocation of certain costs in alignment with the 2004 transition to a holding company structure. There was no impact on net income in any period.

(a)	The tetraethyl lead segment operating profit includes an insurance settlement related to asbestos liabilities. This item is discussed in Note 10.

Depreciation and Amortization

(in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Petroleum additives	$6.4	$8.2	$13.5	$16.6
Tetraethyl lead	1.7	2.2	3.4	4.3
Other long-lived assets	0.3	0.4	0.7	0.8

Total depreciation and amortization	$8.4	$10.8	$17.6	$21.7

During the second quarter 2005, Octel advised us that one of the major TEL customers under our marketing agreements has indicated that it was discontinuing the use of TEL earlier than we had previously expected. Because of this development, we evaluated the prepayment for TEL marketing agreement services for impairment and concluded the unamortized value of $17.5 million reflected in our financial statements at June 30, 2005 is not impaired. We adjusted the rate of amortization for these prepayments from a 20% declining balance method to a 30% declining balance method. In addition, based on revised projections of product shipments and product life expectancy, we adjusted the amortization period to run through 2012. This change will have an insignificant impact on 2005 earnings. Total amortization related to the TEL marketing agreements is currently projected to be:

•	2005	$6.7 million
•	2006	$4.6 million
•	2007	$3.3 million
•	2008	$2.3 million
•	2009	$1.6 million
•	Thereafter	$2.4 million	in total for the final three years

This amortization for each year is included in tetraethyl lead in the table above.

6.	Pension and Postretirement Plans

During the first six months of 2005, we made contributions of approximately $2.1 million for domestic pension plans and approximately $900 thousand for domestic postretirement plans. We expect to make total contributions in 2005 of approximately $4 million to $6 million for our domestic pension plans and approximately $2 million to $3 million for our domestic postretirement plans.

We made contributions of approximately $3.0 million for our foreign pension plans during the first six months of 2005 and expect to make total contributions to our foreign pension plans of approximately $6 million to $7 million during 2005.

The tables below present information on periodic benefit cost for our domestic pension and postretirement plans. The third table presents the same information for the foreign pension plans.

	Domestic
	Pension Benefits
	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
	(in thousands)
Service cost	$1,368	$1,147	$2,736	$2,294
Interest cost	1,479	1,354	2,955	2,707
Expected return on plan assets	(1,497)	(1,364)	(2,993)	(2,727)
Amortization of prior service cost	200	180	400	359
Amortization of net loss	506	356	1,012	712

	$2,056	$1,673	$4,110	$3,345

	Domestic
	Postretirement Benefits
	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
	(in thousands)
Service cost	$341	$267	$681	$534
Interest cost	918	1,015	1,854	2,036
Expected return on plan assets	(486)	(476)	(971)	(951)
Amortization of prior service cost	(7)	(8)	(14)	(15)

	$766	$798	$1,550	$1,604

	Foreign
	Pension Benefits
	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
	(in thousands)
Service cost	$529	$395	$1,070	$793
Interest cost	1,058	925	2,171	1,857
Expected return on plan assets	(873)	(745)	(1,762)	(1,494)
Amortization of prior service cost	80	77	162	155
Amortization of transition asset	(11)	(11)	(23)	(21)
Amortization of net loss	385	261	778	523

	$1,168	$902	$2,396	$1,813

7.	Earnings Per Share

Basic and diluted earnings per share are calculated as shown in the table below. Options are not included in the computation of diluted earnings per share when the option exercise price exceeds the average market price of the common stock. At both June 30, 2005 and June 30, 2004, we had outstanding options to purchase 50,000 shares of NewMarket common stock at $44.375 per share. These options were not included in the computation of diluted earnings per share for any period due to their anti-dilutive impact.

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
	(in thousands, except per share amounts)
Basic earnings per share
Numerator:
Income available to shareholders, as reported	$13,067	$11,354	$17,829	$17,172

Denominator:
Average number of shares of common stock outstanding	17,016	16,904	16,999	16,859

Basic earnings per share	$.77	$.67	$1.05	$1.02

Diluted earnings per share
Numerator:
Income available to shareholders, as reported	$13,067	$11,354	$17,829	$17,172

Denominator:

Average number of shares of common stock outstanding	17,016	16,904	16,999	16,859

Shares issuable upon exercise of stock options	289	264	311	285

Total shares	17,305	17,168	17,310	17,144

Diluted earnings per share	$.76	$.66	$1.03	$1.00

8.	Intangibles, net of amortization

The following table provides certain information related to our intangible assets.

	June 30, 2005		December 31, 2004
	Identifiable Intangibles
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Amortizing intangible assets
Formulas	$85,910	$37,643	$85,910	$35,384
Contracts	40,873	40,873	40,873	40,030

	$126,783	$78,516	$126,783	$75,414

Nonamortizing intangible assets Minimum pension liabilities	$4,787		$4,913

Aggregate amortization expense		$3,102		$6,540

Estimated amortization expense in thousands for the next five years is expected to be:

•	2005	$5,367
•	2006	$4,524
•	2007	$4,524
•	2008	$4,524
•	2009	$4,524

We amortize the cost of intangible assets by the straight-line method, over their economic lives. Contracts are generally amortized over 5 to 10 years. Formulas are generally amortized over 20 years.

9.	Long-term Debt

Long-term debt consisted of the following:

	June 30 2005	December 31 2004
	(in thousands)
Senior notes	$150,000	$150,000
Revolving loan agreement	34,000	30,000
Capital lease obligations	4,138	4,438

	188,138	184,438
Current maturities of long-term debt	(620)	(601)

	$187,518	$183,837

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

We were in compliance with these covenants as of both June 30, 2005 and December 31, 2004.

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

Borrowings under the $100 million revolving credit facility are used for working capital and other general corporate purposes for NewMarket and our subsidiaries. The revolving credit facility includes a sub-facility for letters of credit. Borrowings bear interest, at our election, at either a base rate plus a margin (75 basis points as of June 30, 2005) or LIBOR plus a margin (225 basis points as of June 30, 2005). The revolving credit facility matures on June 18, 2009. Borrowings outstanding at June 30, 2005 under the revolving credit facility were $34 million and bore interest at rates of 5.4% to 6.75%, depending upon the type of borrowing. At June 30, 2005, we had outstanding letters of credit of $23.7 million, resulting in the unused portion of the revolver amounting to $42.3 million.

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

We were in compliance with these covenants as of both June 30, 2005 and December 31, 2004.

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

Our accruals for environmental remediation were approximately $23 million at June 30, 2005 and $22 million at December 31, 2004. In addition to the accruals for environmental remediation, we also have accruals for dismantling and decommissioning costs of approximately $8 million at June 30, 2005 and $7 million at December 31, 2004.

During the second quarter 2005 we entered into an agreement with Travelers Indemnity Company (Travelers) resolving certain long standing issues regarding our coverage for certain premises asbestos claims. In addition, our agreement with Travelers provides a procedure for allocating defense and indemnity costs with respect to future premises asbestos claims. The lawsuit against Travelers in the Southern District of Texas was dismissed.

We also settled our outstanding receivable from Albemarle Corporation (Albemarle) for premises asbestos liability obligations. As a result of the insurance settlement described above, the outstanding amount owed to us by Albemarle is now $1.4 million, compared to $4 million at year end. The $1.4 million is scheduled to be paid to us by Albemarle in the third quarter of this year.

These settlements resulted in a gain of $3.9 million ($2.5 million after income taxes), which is included as a special item this quarter. The gain represents monies paid to us to settle historical claims in excess of the receivables we carried on our books from both Travelers and Albemarle.

11.	Comprehensive Income and Accumulated Other Comprehensive Loss

The components of comprehensive income consist of the following:

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Net income	$13,067	$11,354	$17,829	$17,172
Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on marketable equity securities	(4)	(7)	(103)	60
Unrealized gain on derivative instruments	583	—	1,454	—
Foreign currency translation adjustments	(3,076)	(1,625)	(4,973)	(2,177)

Other comprehensive loss	(2,497)	(1,632)	(3,622)	(2,117)

Comprehensive income	$10,570	$9,722	$14,207	$15,055

The components of accumulated other comprehensive loss consist of the following:

	June 30 2005	December 31 2004
	(in thousands)
Unrealized gain on marketable equity securities	$43	$146
Minimum pension liability adjustment	(16,091)	(16,091)
Unrealized gain (loss) on derivative instruments	509	(945)
Foreign currency translation adjustments	(9,953)	(4,980)

Accumulated other comprehensive loss	$(25,492)	$(21,870)

12.	Recently Issued Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections,” (SFAS 154). SFAS 154 replaces Accounting Principles Board Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and is effective for fiscal years beginning after December 15, 2005. SFAS 154 addresses the accounting and reporting of a change in accounting principle. We do not expect SFAS 154 to have an impact on our financial statements, unless we adopt a change in accounting principle.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” In general, SFAS 123 provides guidance in accounting for transactions in which a company obtains employee services in exchange for share-based payments. SFAS 123R requires that the cost from share-based payment transactions be recognized in the financial statements and be determined using a fair-value-based measurement method. SFAS 123R was to be effective for interim periods beginning after June 15, 2005. In April 2005, the SEC delayed the effective date to the first fiscal year beginning after June 15, 2005. SFAS 123R applies to all share-based payment transactions initiated or modified after the effective date. We are evaluating SFAS 123R, but do not expect it to have a significant impact on our financial results.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). FIN 47 clarifies certain aspects of FASB No. 143, “Accounting for Asset Retirement Obligations” and is effective no later than December 31, 2005. We are currently evaluating the impact of FIN 47.

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

The following sets forth the consolidating statements of income for the three months and six months ended June 30, 2005 and 2004, consolidating balance sheets as of June 30, 2005 and December 31, 2004, and condensed consolidating statements of cash flows for the six months ended June 30, 2005 and 2004 for the Parent, the Guarantor Subsidiaries and Non-Guarantor Subsidiaries. Certain amounts in these financial statements have been reclassified for the transition to a holding company structure effective as of June 18, 2004. The financial information is based on our understanding of the SEC’s interpretation and application of Rule 3-10 of the Regulation S-X promulgated by the SEC.

The financial information may not necessarily be indicative of the results of operations or financial position had the Guarantor Subsidiaries or Non-Guarantor Subsidiaries operated as independent entities.

NewMarket Corporation and Subsidiaries

Consolidating Statements of Income

Three Months Ended June 30, 2005

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$—	$195,949	$134,772	$(58,879)	$271,842
Cost of goods sold	333	167,522	111,998	(60,172)	219,681

Gross (loss) profit	(333)	28,427	22,774	1,293	52,161

Operating profit from TEL marketing agreements services	—	2,506	4,320	—	6,826
Intercompany service fee income (expense) from TEL marketing agreements	—	4,120	(4,120)	—	—

Selling, general, and administrative expenses	1,472	10,666	11,831	—	23,969
Research, development, and testing expenses	—	12,083	3,714	—	15,797
Special item income	—	3,868	—	—	3,868

Operating (loss) profit	(1,805)	16,172	7,429	1,293	23,089

Interest and financing expenses	4,411	44	—	—	4,455
Other (expense) income, net	(14)	89	56	—	131

(Loss) income before income taxes and equity income of subsidiaries	(6,230)	16,217	7,485	1,293	18,765
Income tax (benefit) expense	(2,608)	5,460	2,362	484	5,698
Equity income of subsidiaries	16,689	—	—	(16,689)	—

Net income	$13,067	$10,757	$5,123	$(15,880)	$13,067

NewMarket Corporation and Subsidiaries

Consolidating Statements of Income

Three Months Ended June 30, 2004

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$—	$164,832	$120,356	$(63,678)	$221,510
Cost of goods sold	280	131,944	103,653	(64,899)	170,978

Gross (loss) profit	(280)	32,888	16,703	1,221	50,532

Operating profit from TEL marketing agreements services	—	1,623	9,140	—	10,763
Intercompany service fee income (expense) from TEL marketing agreements	—	8,930	(8,930)	—	—

Selling, general, and administrative expenses	1,270	12,746	10,894	—	24,910
Research, development, and testing expenses	—	12,080	3,018	—	15,098

Operating (loss) profit	(1,550)	18,615	3,001	1,221	21,287

Interest and financing expenses	4,332	195	—	—	4,527
Other (expense) income, net	(95)	(692)	1,070	—	283

(Loss) income before income taxes and equity income of subsidiaries	(5,977)	17,728	4,071	1,221	17,043
Income tax expense	686	4,097	441	465	5,689
Equity income of subsidiaries	18,017	—	—	(18,017)	—

Net income	$11,354	$13,631	$3,630	$(17,261)	$11,354

NewMarket Corporation and Subsidiaries

Consolidating Statements of Income

Six Months Ended June 30, 2005

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$—	$369,839	$256,893	$(115,776)	$510,956
Cost of goods sold	680	319,585	212,068	(116,651)	415,682

Gross (loss) profit	(680)	50,254	44,825	875	95,274

Operating profit from TEL marketing agreements services	—	4,751	8,526	—	13,277
Intercompany service fee income (expense) from TEL marketing agreements	—	8,127	(8,127)	—	—

Selling, general, and administrative expenses	3,241	20,568	22,453	—	46,262
Research, development, and testing expenses	—	24,590	7,487	—	32,077
Special item income	—	3,868	—	—	3,868

Operating (loss) profit	(3,921)	21,842	15,284	875	34,080

Interest and financing expenses	8,690	92	—	—	8,782
Other income, net	138	145	88	—	371

(Loss) income before income taxes and equity income of subsidiaries	(12,473)	21,895	15,372	875	25,669
Income tax (benefit) expense	(5,312)	7,216	5,610	326	7,840
Equity income of subsidiaries	24,990	—	—	(24,990)	—

Net income	$17,829	$14,679	$9,762	$(24,441)	$17,829

NewMarket Corporation and Subsidiaries

Consolidating Statements of Income

Six Months Ended June 30, 2004

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$—	$324,490	$232,753	$(118,963)	$438,280
Cost of goods sold	496	257,771	204,405	(120,785)	341,887

Gross (loss) profit	(496)	66,719	28,348	1,822	96,393

Operating profit from TEL marketing agreements services	—	4,338	13,737	—	18,075
Intercompany service fee income (expense) from TEL marketing agreements	—	13,476	(13,476)	—	—

Selling, general, and administrative expenses	2,373	24,109	21,946	—	48,428
Research, development, and testing expenses	—	24,621	6,226	—	30,847

Operating (loss) profit	(2,869)	35,803	437	1,822	35,193

Interest and financing expenses	9,257	426	—	—	9,683
Other income (expense), net	4	(658)	1,103	—	449

(Loss) income before income taxes and equity income of subsidiaries	(12,122)	34,719	1,540	1,822	25,959
Income tax (benefit) expense	(2,320)	10,761	(338)	684	8,787
Equity income of subsidiaries	26,974	—	—	(26,974)	—

Net income	$17,172	$23,958	$1,878	$(25,836)	$17,172

NewMarket Corporation and Subsidiaries

Consolidating Balance Sheets

June 30, 2005

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
ASSETS

Cash and cash equivalents	$269	$13,390	$17,794	$—	$31,453
Restricted cash	898	511	—	—	1,409
Trade and other accounts receivable, net	2,287	96,062	79,028	—	177,377
Receivable - TEL marketing agreements services	—	(5,169)	9,082	—	3,913
Amounts due from affiliated companies	—	117,985	33,134	(151,119)	—
Inventories	—	91,406	67,141	(1,464)	157,083
Deferred income taxes	1,127	5,159	599	597	7,482
Prepaid expenses	516	3,885	1,238	—	5,639

Total current assets	5,097	323,229	208,016	(151,986)	384,356

Property, plant and equipment, at cost	—	710,050	64,404	—	774,454
Less accumulated depreciation & amortization	—	553,910	60,607	—	614,517

Net property, plant and equipment	—	156,140	3,797	—	159,937

Investment in consolidated subsidiaries	471,621	—	—	(471,621)	—
Prepaid pension cost	15,800	—	2,030	—	17,830
Deferred income taxes	14,603	(3,493)	(4,066)	—	7,044
Other assets and deferred charges	17,816	35,015	7,493	—	60,324
Intangibles, net of amortization	970	50,133	1,951	—	53,054

Total assets	$525,907	$561,024	$219,221	$(623,607)	$682,545

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable	$33	$49,365	$21,500	$—	$70,898
Accrued expenses	5,613	33,789	5,595	—	44,997
Book overdraft	22	6,149	—	—	6,171
Amounts due to affiliated companies	27,928	33,543	89,648	(151,119)	—
Long-term debt, current portion	—	620	—	—	620
Income taxes payable	2,094	4,469	1,871	—	8,434

Total current liabilities	35,690	127,935	118,614	(151,119)	131,120

Long-term debt	184,000	3,518	—	—	187,518
Other noncurrent liabilities	59,901	38,133	19,557	—	117,591

Total liabilities	279,591	169,586	138,171	(151,119)	436,229

Shareholders’ equity:
Common stock and paid-in capital	84,951	272,588	40,347	(312,935)	84,951
Accumulated other comprehensive loss	(25,492)	(12,603)	(9,726)	22,329	(25,492)
Retained earnings	186,857	131,453	50,429	(181,882)	186,857

Total shareholders’ equity	246,316	391,438	81,050	(472,488)	246,316

Total liabilities and shareholders’ equity	$525,907	$561,024	$219,221	$(623,607)	$682,545

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

NewMarket Corporation and Subsidiaries

Condensed Consolidating Statements of Cash Flows

Six Months Ended June 30, 2005

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash (used in) provided from operating activities	$(3,689)	$9,529	$2,112	$—	$7,952

Cash flows from investing activities
Capital expenditures	—	(6,488)	(586)	—	(7,074)
Increase in intercompany loans	(2,900)	—	—	2,900	—
Cash dividends from subsidiaries	2,575	—	—	(2,575)	—
Other, net	—	121	—	—	121

Cash used in investing activities	(325)	(6,367)	(586)	325	(6,953)

Cash flows from financing activities
Borrowings under revolving credit agreement	4,000	—	—	—	4,000
Change in book overdraft	5	1,151	—	—	1,156
Financing from affiliated companies	—	2,900	—	(2,900)	—
Cash dividends paid	—	(2,575)	—	2,575	—
Proceeds from exercise of stock options	227	—	—	—	227
Decrease in capital lease	—	(300)	—	—	(300)

Cash provided from financing activities	4,232	1,176	—	(325)	5,083

Effect of foreign exchange on cash and cash equivalents	—	465	(3,872)	—	(3,407)

Increase (decrease) in cash and cash equivalents	218	4,803	(2,346)	—	2,675
Cash and cash equivalents at beginning of year	51	8,587	20,140	—	28,778

Cash and cash equivalents at end of period	$269	$13,390	$17,794	$—	$31,453

NewMarket Corporation and Subsidiaries

Condensed Consolidating Statements of Cash Flows

Six Months Ended June 30, 2004

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash (used in) provided from operating activities	$(1,926)	$6,248	$1,005	$—	$5,327

Cash flows from investing activities
Capital expenditures	—	(5,613)	(434)	—	(6,047)
Cash dividends from subsidiaries	2,000	—	—	(2,000)	—
Other, net	—	11	—	—	11

Cash provided from (used in) investing activities	2,000	(5,602)	(434)	(2,000)	(6,036)

Cash flows from financing activities
Repayments of debt - previous agreements	(3,807)	—	—	—	(3,807)
Change in book overdraft	—	3,467	—	—	3,467
Cash dividends paid	—	(2,000)	—	2,000	—
Repayment of intercompany note payable	—	(5,281)	—	5,281	—
Financing from affiliated companies	—	5,281	—	(5,281)	—
Debt issuance costs	(1,089)	—	—	—	(1,089)
Proceeds from exercise of stock options	773	—	—	—	773
Decrease in capital lease	—	(281)	—	—	(281)

Cash (used in) provided from financing activities	(4,123)	1,186	—	2,000	(937)

Effect of foreign exchange on cash and cash equivalents	(715)	314	(1,981)	—	(2,382)

Decrease (increase) in cash and cash equivalents	(4,764)	2,146	(1,410)	—	(4,028)
Cash and cash equivalents at beginning of year	8,500	9,189	15,678	—	33,367

Cash and cash equivalents at end of period	$3,736	$11,335	$14,268	$—	$29,339

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

These factors include, but are not limited to, timing of sales orders, gain or loss of significant customers, competition from other manufacturers, resolution of environmental liabilities, changes in the demand for our products, significant changes in new product introduction, increases in product cost, the impact of fluctuations in foreign exchange rates on reported results of operations, changes in various markets, geopolitical risks in certain of the countries in which we conduct business, and the impact of consolidation of the petroleum additives industry. In addition, we also discuss certain risk factors in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the 2004 Annual Report and incorporate the same herein by reference.

You should keep in mind that any forward-looking statement made by us in this discussion speaks only as of the date on which we make it. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. We have no duty to, and do not intend to, update or revise the forward-looking statements in this discussion after the date hereof, except as may be required by law. In light of these risks and uncertainties, you should keep in mind that the events described in any forward-looking statement, made in this discussion or elsewhere, might not occur.

Results of Operations

Net Sales

Our consolidated net sales for the second quarter 2005 amounted to $271.8 million, representing an increase of 23% from the 2004 level of $221.5 million. The six months 2005 consolidated net sales were $511.0 million as compared to $438.3 million for the same 2004 period, which represents an increase of 17% over six months 2004. The table below shows our consolidated net sales by segment.

Net Sales by Segment

(in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Petroleum additives	$269.0	$218.1	$506.2	$432.8
Tetraethyl lead	2.8	3.4	4.8	5.5

Consolidated net sales	$271.8	$221.5	$511.0	$438.3

Petroleum Additives Segment

Petroleum additives net sales in the second quarter 2005 of $269.0 million were up $50.9 million, or approximately 23%, from $218.1 million in the second quarter 2004. Shipments for the second quarter 2005 increased approximately 13% as compared to second quarter 2004. The increase in shipments was the result of significantly higher shipments in the engine oil additives product line. Shipments in the other product lines for the second quarter 2005 were generally unchanged compared to the second quarter 2004. Selling prices, which were higher in second quarter 2005 than the same 2004 period, as well as a favorable foreign currency impact, also resulted in the higher net sales between the two second quarter periods.

The six months 2005 petroleum additives net sales of $506.2 million were $73.4 million, or 17%, higher than the 2004 six months petroleum additives net sales of $432.8 million. Total petroleum additives shipments increased 6% when comparing six months 2005 to six months 2004. Again, the higher shipments resulted from an increase in the engine oil additives product line. Shipments in the other product lines were down less than 4%. Similar to the second quarter results, higher selling prices and favorable foreign currency also resulted in higher net sales when comparing six months 2005 and six months 2004.

The components of the petroleum additives increase in net sales of $50.9 million between the two second quarter periods and $73.4 million between the two six months periods are shown below (in millions):

	Second Quarter	Six Months
Period ended June 30, 2004	$218.1	$432.8
Change in shipments and product mix	28.8	38.2
Changes in selling prices including foreign currency impact	22.1	35.2

Period ended June 30, 2005	$269.0	$506.2

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

Total TEL sales for the second quarter and six months 2005 were lower than the same periods in 2004. These changes were caused substantially by variation in the quarter-to-quarter timing of sales orders.

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

The table below reports operating profit by segment for the second quarter and six months of 2005 and 2004. Certain prior periods have been reclassified to conform to the current presentation. The reclassifications consist of an allocation of certain costs in alignment with the June 18, 2004 transition to a holding company structure.

The “Contract manufacturing and other” classification in the table below primarily represents certain manufacturing operations that Ethyl provides to Afton.

Segment Operating Profit

(in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Petroleum additives	$17.0	$17.3	$26.8	$30.2

Tetraethyl lead	$9.5	$9.1	$13.8	$15.5

Contract manufacturing and other	$1.0	$—	$1.7	$—

Petroleum Additives Segment

Second Quarter 2005 vs. Second Quarter 2004 - Petroleum additives second quarter 2005 operating profit was $17.0 million as compared to $17.3 million for second quarter 2004.

While net sales were approximately 23% higher and shipments were approximately 13% higher, unrecovered rising costs of raw materials, as well as small increases in selling, general, and administrative (SG&A) expenses and research, development, and testing (R&D) expenses, resulted in operating profit being generally unchanged when comparing second quarter 2005 to second quarter 2004 results. The 2005 results also include a favorable foreign currency impact. Raw material costs have continued to increase since June 30, 2005. We are currently attempting to recover the most recent increases in the marketplace.

The increase in R&D expenses in the petroleum additives segment between the two first quarter periods was $500 thousand and included a small unfavorable foreign currency impact.

SG&A expenses for this segment increased about $500 thousand, or approximately 3%, from second quarter 2004 levels and resulted substantially from an unfavorable foreign currency impact. As a percentage of net sales, SG&A expenses combined with R&D expenses, decreased from 15.4% for the second quarter 2004 to 12.8% for the same period this year. This decrease reflects higher sales, partially offset by the 3% increase in combined SG&A and R&D expenses.

Six Months 2005 vs. Six Months 2004 - Petroleum additives six months 2005 operating profit was $26.8 million, which was a decrease of 11% from the six months 2004 level of $30.2 million. The six months 2005 decrease was across most major product lines.

Continuing the trend from the first three months 2005, net sales were approximately 17% higher and shipments were approximately 6% higher. Despite the favorable trend in net sales, operating profit for six months 2005 was lower than six months 2004 due to unrecovered rising costs of raw materials, as well as the small increases in SG&A expenses and R&D expenses. We have increased selling prices during six months 2005, but the rising costs of raw materials has outpaced the selling price increases during the year. The 2005 results also include a favorable foreign currency impact.

Petroleum additives segment R&D expenses increased $900 thousand when comparing six months 2005 to six months 2004. The increase was across most product lines and included a small unfavorable foreign currency impact.

The six months 2005 SG&A expenses for the petroleum additives segment increased about $1 million, or approximately 3%, when comparing to six months 2004 levels. The increase was across all product lines and included a significant unfavorable foreign currency impact. As a percentage of net sales, SG&A expenses combined with R&D expenses decreased from 15.4% for six months 2004 to 13.5% for six months 2005. This decrease reflects higher sales, partially offset by the 3% increase in combined SG&A and R&D expenses.

TEL Segment

Results of our TEL segment include the operating profit contribution from our marketing agreements with Octel, as well as certain TEL operations not included in the marketing agreements.

The operating profit from our marketing agreements for the second quarter 2005 was $6.8 million, which was $3.9 million lower than the second quarter last year. Similarly, the six months 2005 marketing agreements operating results of $13.3 million were $4.8 million lower than six months 2004. Both 2005 periods reflect improved pricing over 2004, but volumes were 40% lower for the second quarter 2005 and 31% lower for six months 2005 compared to the same periods in 2004. Amortization of the prepayment for services was about $400 thousand lower for the second quarter 2005 and $800 thousand lower for six months 2005 than the same periods in 2004, reflecting the declining balance method of amortization.

The decrease in operating profit from the marketing agreements is primarily due to lower shipments. During the second quarter 2005, Octel advised us that one of the major TEL customers under our marketing agreements has indicated that it was discontinuing the use of TEL earlier than we had previously expected. The TEL market will continue to decline as other customers discontinue use of the product.

Other TEL operations not included in the marketing agreements were $4.3 million favorable when comparing second quarter 2005 to second quarter 2004 and $3.1 million favorable when comparing six months 2005 to the same 2004 period. Both the second quarter and six months 2005 results include a special item of $3.9 million before income taxes for insurance settlement gains related to our premises asbestos liabilities. The other TEL operations results for both the second quarter and six months 2005 periods also reflect lower expenses for premises asbestos charges reflecting the favorable impact of a change in expected future insurance reimbursements, which was largely offset by an increase in certain plant clean-up costs.

While the market for this product is declining, this business continues to supply Ethyl with substantial cash flows.

The following discussion references the Condensed Consolidated Financial Statements beginning on page 3 of this Quarterly Report on Form 10-Q.

Special Item Income

During the second quarter 2005 we entered into an agreement with Travelers Indemnity Company (Travelers) resolving certain long standing issues regarding our coverage for certain premises asbestos claims. In addition, our agreement with Travelers provides a procedure for allocating defense and indemnity costs with respect to future premises asbestos claims. The lawsuit against Travelers in the Southern District of Texas was dismissed.

We also settled our outstanding receivable from Albemarle Corporation (Albemarle) for premises asbestos liability obligations. As a result of the insurance settlement described above, the outstanding amount owed to us by Albemarle is now $1.4 million, compared to $4 million at year end. The $1.4 million is scheduled to be paid to us by Albemarle in the third quarter of this year.

These settlements resulted in a gain of $3.9 million ($2.5 million after income taxes), which is included as a special item this quarter. The gain represents monies paid to us to settle historical claims in excess of the receivables we carried on our books from both Travelers and Albemarle.

Interest and Financing Expenses

Both second quarter 2005 and second quarter 2004 interest and financing expenses were $4.5 million. Average debt, as well as average interest rates, was substantially unchanged between the two periods. Fees and amortization of financing costs were $79 thousand lower for the 2005 quarter.

Six months 2005 interest and financing expenses were $8.8 million as compared to $9.7 million for six months 2004. Lower average debt resulted in a decrease in interest and financing expenses of $300 thousand, while higher average interest rates resulted in an increase of $39 thousand. Fees and amortization of financing costs were $700 thousand lower for the 2005 period.

Other Income, Net

Other income, net was $100 thousand for the second quarter 2005 compared to $300 thousand for the second quarter 2004. Both the 2005 and 2004 six months periods were $400 thousand. All periods were comprised of a number of non-material items.

Income Taxes

Income taxes were $5.7 million for both the second quarter 2005 and 2004. The effective tax rate was 30.4% for the second quarter 2005 and 33.4% for the second quarter 2004. The increase in income before income taxes from 2005 to 2004 resulted in an increase of $600 thousand in income taxes in the second quarter 2005, while the decrease in the effective tax rate between 2005 and 2004 resulted in an offsetting decrease in tax expense of $600 thousand.

Six months 2005 income taxes were $7.8 million with an effective tax rate of 30.5%. The income taxes for six months 2004 were $8.8 million with an effective tax rate of 33.8%. The decrease in the effective tax rate resulted in a decrease of $900 thousand in income taxes. The remaining $100 thousand decrease was the result of the lower income before income taxes for six months 2005.

The effective tax rate for both 2005 periods reflects a larger research and development tax credit in 2005.

Our deferred taxes are in a net asset position. Based on forecast operating plans, we believe that we will recover the full benefit of our deferred tax assets.

Cash Flows, Financial Condition, and Liquidity

Cash and cash equivalents at June 30, 2005 were $31.5 million, which was an increase of $2.7 million since December 31, 2004 and included a $3.4 million negative impact from foreign currency. Cash flows from operating activities for the six months 2005 were $8.0 million. We used these cash flows and $4.0 million of additional borrowing to fund capital expenditures of $7.1 million and cover additional book overdrafts of $1.2 million. Included in the 2005 cash flows from operating activities were collections of $3.7 million related to the 2004 environmental insurance settlement, as well as $6.0 million from a 2005 insurance settlement related to our premises asbestos liabilities. Cash flows from operating activities for the 2005 period also included higher working capital requirements, which are discussed more fully below under “Working Capital.” We expect that cash from operations, together with borrowing available under our senior credit facility, will continue to be sufficient to cover our operating expenses and planned capital expenditures.

The terms of the 2004 environmental insurance settlement provide for a total payment of $15.6 million. In addition to the $7.7 million received during 2004, we received $3.7 million in the first quarter 2005 and will receive the remaining $4.2 million in the first quarter 2006.

Cash

We had restricted cash of $1.4 million at June 30, 2005 and $1.7 million at December 31, 2004. Of these funds at June 30, 2005, $900 thousand was cash received from Metropolitan Life Insurance Company (Metropolitan) in 2003. These funds amounted to $1.1 million at December 31, 2004.

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

We were in compliance with these covenants as of both June 30, 2005 and December 31, 2004.

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

Borrowings under the $100 million revolving credit facility are used for working capital and other general corporate purposes for NewMarket and our subsidiaries. The revolving credit facility includes a sub-facility for letters of credit. Borrowings bear interest, at our election, at either a base rate plus a margin (75 basis points as of June 30, 2005) or LIBOR plus a margin (225 basis points as of June 30, 2005). The revolving credit facility matures on June 18, 2009. Borrowings outstanding at June 30, 2005 under the revolving credit facility were $34.0 million and bore interest at rates of 5.40% to 6.75%, depending upon the type of borrowing. At June 30, 2005, we had outstanding letters of credit of $23.7 million, resulting in the unused portion of the revolver amounting to $42.3 million.

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

We were in compliance with these covenants as of both June 30, 2005 and December 31, 2004.

** *

We had combined current and noncurrent long-term debt of $188.1 million at June 30, 2005, representing an increase of $3.7 million in our total debt since December 31, 2004. The increase resulted from additional borrowing of $4 million on the revolving credit facility, which was partially offset by a $300 thousand decrease on a capital lease.

As a percentage of total capitalization (total long-term debt and shareholders’ equity), our total debt decreased from 44.3% at the end of 2004 to 43.3% at June 30, 2005. The increased debt level partially offset the increases in shareholders’ equity, which were primarily due to net income. Normally, we repay long-term debt with cash from operations, as well as with proceeds from occasional sales of business units, plant sites, or other assets.

Capital Expenditures

We funded capital expenditures of $7.1 million through June 30, 2005, and we estimate our total capital spending during 2005 will be approximately $20 million. We expect to continue to finance capital spending through cash provided from operations.

Working Capital

We had working capital at June 30, 2005 of $253.2 million, resulting in a current ratio of 2.93 to 1. At December 31, 2004, the working capital was $220.1 million and the current ratio was 2.57 to 1.

The increase in working capital and the current ratio primarily reflects increases in accounts receivable and prepaid insurance, as well as decreases in accounts payable and accrued expenses. The accounts receivable increase is due to the higher sales levels, reflecting both increased volumes shipped and higher prices. The increase in prepaid insurance is the result of the timing of premium payments which are amortized over the year. Accounts payable and accrued expenses are lower due to sales rebate payments made during the first quarter and normal fluctuations.

Critical Accounting Policies

It is our goal to clearly present our financial information in a manner that enhances the understanding of our sources of earnings and our financial condition. We do this by including the information required by the SEC, as well as additional information that gives further insight into our financial operations.

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

As discussed in the 2004 Annual Report, we have made certain payments related to our TEL marketing agreements. The unamortized total at June 30, 2005 for these prepayments is $17.5 million. We are amortizing these costs on an accelerated basis using a declining balance method over the life of the contracts. We believe this is the appropriate methodology and time period for this amortization based on the facts and circumstances of our TEL operations and the estimated product life of TEL. The customer base of TEL is significantly concentrated in a few countries and when conditions change that cause a shorter product life or other restrictions outside of our control, the amortization period and/or rate is adjusted accordingly. Any adjustment to the amortization period would impact earnings, but would have no effect on cash flows. We continue to keep our accounting for this issue current with the business conditions.

During the second quarter 2005, Octel advised us that one of the major TEL customers under our marketing agreements has indicated that it was discontinuing the use of TEL earlier than we had previously expected. Because of this development, we evaluated the prepayment for maketing agreement services for impairment and concluded the unamortized value at June 30, 2005 is not impaired. We adjusted the rate of amortization from a 20% declining balance method to a 30% declining balance method. In addition, based on revised projections of product shipments and product life expectancy, we adjusted the amortization period to run through 2012. This change will have an insignificant impact on 2005 earnings. Total amortization related to the TEL marketing agreements is currently projected to be:

•	$6.7 million in 2005,

•	$4.6 million in 2006,

•	$3.3 million in 2007,

•	$2.3 million in 2008,

•	$1.6 million in 2009, and

•	$2.4 million in total for the final three years.

We also have certain identifiable intangibles amounting to $48.3 million at June 30, 2005. These intangibles relate to our petroleum additives business and are being amortized over periods with up to eleven years of remaining life. We continue to assess the market related to these intangibles, as well as their specific values, and conclude the amortization periods and values are appropriate. We also evaluate these intangibles for any potential impairment. These evaluations continue to support the value at which these identifiable intangibles are carried on our financial statements. However, if conditions were to deteriorate substantially in this market, it could possibly cause a reduction in the periods of this amortization charge or could possibly result in a noncash write-off of a portion of the intangibles’ carrying value. A reduction in the amortization period would have no cash effect. While we do not anticipate such a change in the market conditions, this disclosure is provided to enhance the understanding of the factors involved.

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

Recently Issued Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections,” (SFAS 154). SFAS 154 replaces Accounting Principles Board Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and is effective for fiscal years beginning after December 15, 2005. SFAS 154 addresses the accounting and reporting of a change in accounting principle. We do not expect SFAS 154 to have an impact on our financial statements, unless we adopt a change in accounting principle.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” In general, SFAS 123R provides guidance in accounting for transactions in which a company obtains employee services in exchange for share-based payments. SFAS 123R requires that the cost from share-based payment transactions be recognized in the financial statements and be determined using a fair-value-based measurement method. SFAS 123R was to be effective for interim periods beginning after June 15, 2005. In April 2005, the SEC delayed the effective date to the first fiscal year beginning after June 15, 2005. SFAS 123R applies to all share-based payment transactions initiated or modified after the effective date. We are evaluating SFAS 123R, but do not expect it to have a significant impact on our financial results.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). FIN 47 clarifies certain aspects of FASB No. 143, “Accounting for Asset Retirement Obligations” and is effective no later than December 31, 2005. We are currently evaluating the impact of FIN 47.

Outlook

Petroleum Additives

This segment performed well in the marketplace in the first half of this year as evidenced by its significant revenue and volume gains when compared to the first half of 2004. Unfortunately, when the profits for the two six month periods are compared, the negative impact of rising raw material costs continues to obscure the favorable accomplishments.

Since the end of the second quarter there has been another round of raw material price increases and, once again, we are in the marketplace attempting to recover those increases through price increases for our products. This business cycle results in higher working capital in receivables and has reduced the amount of cash we have available for debt reduction.

We continue to expect that the operating profit for petroleum additives will be higher in 2005 than in 2004. The many business factors detailed in our 2004 Annual Report and the compression of our margins mentioned above will be major factors in the ultimate profitability of this segment for the year.

TEL

This segment had a relatively good performance in the first half of 2005. Nonetheless, we believe profits in the second half of the year will be significantly lower than the first six months of 2005. The anticipated decline in profitability is volume driven, and we expect that TEL will earn less in 2005 than in 2004. As we have continually stated, this segment will continue to decline in profitability as its use is phased-out around the world.

Cash Flow

As discussed above, as our revenue grows from both business gains and price increases, the working capital needs of our business have increased significantly this year, mainly in the accounts receivable area. While our cash generated from earnings remains strong, the working capital increases have lowered our free cash flow. We now expect that our debt reduction capacity from our cash flow for 2005 will be in the $25 million to $30 million range.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Except for foreign currency risk discussed below, there have been no significant changes in our market risk from the information provided in the 2004 Annual Report.

During 2004, we entered into $26 million of Euro-denominated forward contracts to minimize currency exposure from expected cash flows from foreign operations. The contracts all have maturity dates in 2005. At June 30, 2005, there were $13 million remaining of these Euro-denominated contracts. With other variables held constant, a hypothetical 10% adverse change in the June 30, 2005 forward Euro rates would have resulted in a decrease of about $1 million in the value of the contracts.

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

There has been no change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

At the annual meeting of NewMarket shareholders held on May 26, 2005, the shareholders elected the directors nominated in the NewMarket Proxy Statement, dated April 18, 2005, with the following affirmative votes and votes withheld:

Director	Affirmative Votes	Votes Withheld
Phyllis L. Cothran	15,058,372	917,645
Bruce C. Gottwald	15,469,393	506,624
Thomas E. Gottwald	15,472,742	503,275
Patrick D. Hanley	15,060,827	915,190
James E. Rogers	15,009,589	966,428
Sidney Buford Scott	14,717,596	1,258,421
Charles B. Walker	15,474,144	501,873

The shareholders also approved the following proposal:

Proposal	Affirmative Votes	Votes Against	Abstentions
To ratify the appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm for the fiscal year ending December 31, 2005	15,850,896	115,594	9,527

There were no broker non-votes with respect to the election of directors or the ratification of our independent registered public accounting firm.

ITEM	5. Other Information

None

ITEM 6. Exhibits

Exhibit 31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald

Exhibit 31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by David A. Fiorenza

Exhibit 32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald

Exhibit 32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David A. Fiorenza

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMARKET CORPORATION
(Registrant)

Date: August 1, 2005	By:	/s/ D. A. Fiorenza
David A. Fiorenza
Vice President and Treasurer
(Principal Financial Officer)

Date: August 1, 2005	By:	/s/ Wayne C. Drinkwater
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