Form 10-Q
period 2005-09-30
NEWMARKET CORP
filed 2005-11-02
CIK 1282637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock, without par value, outstanding as of October 31, 2005: 17,066,059.

NEWMARKET CORPORATION

I N D E X

PART I. FINANCIAL INFORMATION

ITEM 1. Financial	Statements

NEWMARKET CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Net sales	$270,932	$224,668	$781,888	$662,948
Cost of goods sold	217,761	182,039	633,443	523,926

Gross profit	53,171	42,629	148,445	139,022

Operating profit from TEL marketing agreements services	6,352	8,864	19,629	26,939

Selling, general, and administrative expenses	24,967	23,729	71,229	72,157
Research, development, and testing expenses	15,919	18,104	47,996	48,951
Special items income	2,878	13,245	6,746	13,245

Operating profit	21,515	22,905	55,595	58,098

Interest and financing expenses	4,138	4,259	12,920	13,942
Other income (expense), net	372	(208)	743	241

Income before income taxes	17,749	18,438	43,418	44,397
Income tax expense	4,348	5,464	12,188	14,251

Net income	$13,401	$12,974	$31,230	$30,146

Basic earnings per share	$0.79	$0.76	$1.84	$1.78

Diluted earnings per share	$0.77	$0.75	$1.80	$1.76

Shares used to compute basic earnings per share	17,042	16,969	17,013	16,895

Shares used to compute diluted earnings per share	17,317	17,189	17,312	17,159

See accompanying notes to the condensed consolidated financial statements.

NEWMARKET CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30 2005	December 31 2004
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$40,305	$28,778
Restricted cash	1,488	1,706
Trade and other accounts receivable, less allowance for doubtful accounts ($1,138 - 2005; $1,067 - 2004)	171,692	158,423
Receivable - TEL marketing agreements services	1,680	3,298
Inventories:
Finished goods	123,525	131,627
Raw materials	18,428	17,471
Stores, supplies and other	8,378	8,691

	150,331	157,789
Deferred income taxes	7,184	7,874
Prepaid expenses	4,644	2,387

Total current assets	377,324	360,255

Property, plant and equipment, at cost	775,998	777,105
Less accumulated depreciation and amortization	616,019	610,876

Net property, plant and equipment	159,979	166,229

Prepaid pension cost	18,808	20,101
Deferred income taxes	18,130	4,367
Other assets and deferred charges	48,762	68,961
Intangibles, net of amortization	51,876	56,282

Total assets	$674,879	$676,195

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$71,257	$75,719
Accrued expenses	57,126	52,710
Book overdraft	4,661	5,015
Long-term debt, current portion	630	601
Income taxes payable	14,177	6,138

Total current liabilities	147,851	140,183

Long-term debt	153,355	183,837
Other noncurrent liabilities	114,909	120,293

Commitments and contingencies (Note 9)

Shareholders’ equity:
Common stock and paid-in capital (without par value) Issued - 17,062,059 in 2005 and 16,980,759 in 2004	85,077	84,724
Accumulated other comprehensive loss	(26,571)	(21,870)
Retained earnings	200,258	169,028

	258,764	231,882

Total liabilities and shareholders’ equity	$674,879	$676,195

NEWMARKET CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30
	2005	2004
Cash and cash equivalents at beginning of year	$28,778	$33,367

Cash flows from operating activities:
Net income	31,230	30,146
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and other amortization	25,755	32,185
Amortization of deferred financing costs	1,417	2,111
Noncash pension expense	9,565	7,984
Deferred income tax benefit	(10,701)	(2,200)
Gain on insurance settlement	(3,868)	(13,245)
Gain on sale of corporate property	(2,878)	—
Working capital changes	686	(19,851)
Cash pension contributions	(8,663)	(9,695)
Proceeds from insurance settlement	7,400	7,650
Long-term receivable - TEL marketing agreements	1,119	558
Other, net	2,804	1,551

Cash provided from operating activities	53,866	37,194

Cash flows from investing activities:
Capital expenditures	(13,749)	(10,108)
Proceeds from sale of corporate property	4,244	—
Purchase of certain property	—	(3,323)
Other, net	—	29

Cash used in investing activities	(9,505)	(13,402)

Cash flows from financing activities:
Repayment under revolving credit agreement	(30,000)	(17,000)
Repayment of debt - previous agreements	—	(53,807)
Issuance of term loan	—	50,000
Change in book overdraft	(354)	1,382
Financing costs	—	(1,279)
Proceeds from exercise of stock options	353	811
Decrease in capital lease	(453)	(426)

Cash used in financing activities	(30,454)	(20,319)

Effect of foreign exchange on cash and cash equivalents	(2,380)	(2,058)

Increase in cash and cash equivalents	11,527	1,415

Cash and cash equivalents at end of period	$40,305	$34,782

See accompanying notes to the condensed consolidated financial statements.

NEWMARKET CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Financial Statement Presentation

In the opinion of management, the accompanying condensed consolidated financial statements of NewMarket Corporation and Subsidiaries contain all necessary adjustments for the fair presentation of, in all material respects, our consolidated financial position as of September 30, 2005, as well as our consolidated results of operations for the three-months and nine-months ended September 30, 2005 and 2004 and our consolidated cash flows for the nine-months ended September 30, 2005 and 2004. The financial statements are subject to normal year-end adjustments and do not include comprehensive footnotes. All adjustments are of a normal, recurring nature, unless otherwise disclosed. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the NewMarket Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (2004 Annual Report), as filed with the Securities and Exchange Commission (SEC). The results of operations for the three-month and nine-month periods ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

Unless the context otherwise requires, all references to “we,” “us,” “our,” the “Company” and “NewMarket” are to NewMarket Corporation and its consolidated subsidiaries.

At both September 30, 2005 and December 31, 2004, we had a book overdraft for some of our disbursement cash accounts. A book overdraft represents transactions that have not cleared the bank accounts at the end of the reporting period. We transfer cash on an as-needed basis to fund these items as they clear the bank in subsequent periods.

2.	Asset Retirement Obligations

Our asset retirement obligations are related primarily to tetraethyl lead (TEL) operations. These obligations had been previously fully accrued. Upon the January 1, 2003 adoption of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143), these accruals were discounted to their net present value, which resulted in the recognition of a gain. Current accretion of the asset retirement obligations is expensed in operations. The following table illustrates the activity associated with SFAS No. 143 for the nine-months ended September 30, 2005 and the year ended December 31, 2004. The current portion of our asset retirement obligations is included in accrued expenses on our balance sheet. The long-term portion of the obligation is included in other noncurrent liabilities on our balance sheet.

	September 30 2005	December 31 2004
	(in thousands)
Asset retirement obligation, beginning of period	$10,268	$13,238
Accretion expense	592	702
Liabilities incurred	675	—
Liabilities settled	(1,805)	(2,998)
Changes in expected cash flows and timing	1,463	(1,147)
Foreign currency impact	237	473

Asset retirement obligation, end of period	$11,430	$10,268

3.	Stock-Based Compensation

We account for our stock-based compensation plan using the intrinsic-value method. Under this method, we do not record compensation cost for stock options unless the quoted market price of the stock at grant date or other measurement date exceeds the amount the employee must pay to exercise the stock option. Compensation cost for restricted stock grants, if issued, is recognized over the vesting period. See Note 11 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for information on an accounting standard that we will adopt in 2006 related to the accounting for stock-based compensation. See Note 16 of the Notes to Consolidated Financial Statements in our 2004 Annual Report for further information on our stock-based compensation plan.

The following table illustrates the effect on net income and earnings per share as if we had applied the fair-value method of accounting for the stock-based compensation plan.

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
	(in thousands, except per share amounts)
Net income, as reported	$13,401	$12,974	$31,230	$30,146
Less: Total stock-based employee compensation expense determined under the fair-value based method, net of related tax effect	—	(31)	(23)	(92)

Net income, pro forma	$13,401	$12,943	$31,207	$30,054

Earnings per share:
Basic, as reported	$0.79	$0.76	$1.84	$1.78

Basic, pro forma	$0.79	$0.76	$1.83	$1.78

Diluted, as reported	$0.77	$0.75	$1.80	$1.76

Diluted, pro forma	$0.77	$0.75	$1.80	$1.75

4.	Segment Information

The tables below show our consolidated net sales by segment, operating profit by segment, including a reconciliation to income before income taxes, and depreciation and amortization by segment.

Net Sales by Segment

(in millions)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Petroleum additives	$267.4	$222.8	$773.6	$655.5
Tetraethyl lead	3.5	1.9	8.3	7.4

Consolidated net sales	$270.9	$224.7	$781.9	$662.9

Segment Operating Profit

(in millions)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Petroleum additives (a)	$17.4	$9.4	$44.2	$39.6
Tetraethyl lead (a)	5.6	17.2	19.4	32.7
Contract manufacturing and other	0.2	0.8	1.8	0.8

Segment operating profit	23.2	27.4	65.4	73.1
Corporate, general and administrative expense	(3.5)	(3.7)	(9.5)	(10.9)
Special item (b)	2.9	—	2.9	—
Interest expense	(4.1)	(4.3)	(12.9)	(13.9)
Other expense, net	(0.8)	(1.0)	(2.5)	(3.9)

Income before income taxes	$17.7	$18.4	$43.4	$44.4

Certain prior period amounts have been reclassified to conform to the current presentation. The reclassifications consist of an allocation of certain costs between corporate, general and administrative expense and other expense, net. There was no impact on net income in any period.

(a)	The tetraethyl lead segment operating profit for nine months in 2005 includes an insurance settlement gain of $3.9 million related to premises asbestos liabilities. This item is discussed in Note 9. In 2004, the petroleum additives segment included a special item of $800 thousand income and the tetraethyl lead segment included a special item of $12.5 million income related to an environmental insurance settlement in the third quarter.
(b)	The special item for both 2005 periods represents a gain on the sale of corporate property.

Depreciation and Amortization

(in millions)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Petroleum additives	$6.1	$8.0	$19.6	$24.6
Tetraethyl lead	1.7	2.1	5.1	6.5
Other long-lived assets	0.4	0.4	1.1	1.1

Total depreciation and amortization	$8.2	$10.5	$25.8	$32.2

During the second quarter 2005, The Associated Octel Company Limited and its affiliates (Octel) advised us that one of the major TEL customers under our marketing agreements had discontinued the use of TEL earlier than we had previously expected. Because of this development, we evaluated the prepayment for TEL marketing agreement services for impairment and concluded the unamortized value reflected in our condensed consolidated financial statements is not impaired. We adjusted the rate of amortization for these prepayments from a 20% declining balance method to a 30% declining balance method. In addition, based on revised projections of product shipments and product life expectancy, we adjusted the amortization period to run through 2012. This change will have an insignificant impact on earnings for the fiscal year ended December 31, 2005. Total amortization related to the TEL marketing agreements is currently projected to be:

• 2005	$6.6 million

• 2006	$4.6 million

• 2007	$3.3 million

• 2008	$2.3 million

• 2009	$1.6 million

• Thereafter	$2.4 million in total for the final three years

The appropriate amount of amortization for these agreements is included in tetraethyl lead in the table above.

5.	Pension and Postretirement Plans

During the first nine months of 2005, we made contributions of approximately $4.1 million for domestic pension plans and approximately $1.5 million for domestic postretirement plans. We expect to make total contributions in 2005 of approximately $6 million for our domestic pension plans and approximately $2 million to $3 million for our domestic postretirement plans.

We made contributions of approximately $4.6 million for our foreign pension plans during the first nine months of 2005 and expect to make total contributions to our foreign pension plans of approximately $7 million during 2005.

The tables below present information on periodic benefit cost for our domestic pension and postretirement plans. The third table presents the same information for the foreign pension plans.

	Domestic
	Pension Benefits
	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
	(in thousands)
Service cost	$1,368	$1,337	$4,103	$3,631
Interest cost	1,353	1,465	4,309	4,172
Expected return on plan assets	(1,496)	(1,498)	(4,489)	(4,225)
Amortization of prior service cost	200	210	600	569
Amortization of net loss	506	412	1,518	1,124

	$1,931	$1,926	$6,041	$5,271

	Domestic
	Postretirement Benefits
	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
	(in thousands)
Service cost	$340	$242	$1,021	$776
Interest cost	927	938	2,781	2,974
Expected return on plan assets	(485)	(475)	(1,456)	(1,426)
Amortization of prior service cost	(8)	(7)	(22)	(22)

	$774	$698	$2,324	$2,302

	Foreign
	Pension Benefits
	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
	(in thousands)
Service cost	$508	$393	$1,577	$1,186
Interest cost	1,027	922	3,198	2,779
Expected return on plan assets	(839)	(743)	(2,601)	(2,237)
Amortization of prior service cost	77	78	239	233
Amortization of transition asset	(12)	(10)	(35)	(31)
Amortization of net loss	367	260	1,146	783

	$1,128	$900	$3,524	$2,713

6.	Earnings Per Share

Basic and diluted earnings per share are calculated as shown in the table below. Options are not included in the computation of diluted earnings per share when the option exercise price exceeds the average market price of the common stock. At both September 30, 2005 and September 30, 2004, there were outstanding options to purchase 50,000 shares of NewMarket common stock at $44.375 per share. These options were not included in the computation of diluted earnings per share for any period due to their anti-dilutive impact.

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
	(in thousands, except per share amounts)
Basic earnings per share
Numerator:
Income available to shareholders, as reported	$13,401	$12,974	$31,230	$30,146

Denominator:
Average number of shares of common stock outstanding	17,042	16,969	17,013	16,895

Basic earnings per share	$.79	$.76	$1.84	$1.78

Diluted earnings per share
Numerator:
Income available to shareholders, as reported	$13,401	$12,974	$31,230	$30,146

Denominator:
Average number of shares of common stock outstanding	17,042	16,969	17,013	16,895
Shares issuable upon exercise of stock options	275	220	299	264

Total shares	17,317	17,189	17,312	17,159

Diluted earnings per share	$.77	$.75	$1.80	$1.76

7.	Intangibles, net of amortization

The following table provides certain information related to our intangible assets.

	September 30 2005		December 31 2004
	Identifiable Intangibles
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Amortizing intangible assets
Formulas	$85,910	$38,774	$85,910	$35,384
Contracts	40,873	40,873	40,873	40,030

	$126,783	$79,647	$126,783	$75,414

Nonamortizing intangible assets
Minimum pension liabilities	$4,740		$4,913

Aggregate amortization expense		$4,233		$6,540

Estimated annual amortization expense related to our intangible assets for the next five years is expected to be: (in thousands)

• 2005	$5,365
• 2006	$4,524
• 2007	$4,524
• 2008	$4,524
• 2009	$4,524

We amortize the cost of intangible assets by the straight-line method, over their economic lives. We generally amortize contracts over 5 to 10 years. Our contracts are now fully amortized. We generally amortize formulas over 20 years.

8.	Long-term Debt

Long-term debt consisted of the following:

	September 30 2005	December 31 2004
	(in thousands)
Senior notes	$150,000	$150,000
Revolving loan agreement	—	30,000
Capital lease obligations	3,985	4,438

	153,985	184,438
Current maturities of long-term debt	(630)	(601)

	$153,355	$183,837

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

We were in compliance with these covenants as of both September 30, 2005 and December 31, 2004.

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

Borrowings under the $100 million revolving credit facility are used for working capital and other general corporate purposes for NewMarket and our subsidiaries. The revolving credit facility includes a sub-facility for letters of credit. Borrowings bear interest, at our election, at either a base rate plus a margin (75 basis points as of September 30, 2005) or LIBOR plus a margin (225 basis points as of September 30, 2005). The revolving credit facility matures on June 18, 2009. There were no borrowings outstanding at September 30, 2005 under the revolving credit facility. At September 30, 2005, we had outstanding letters of credit of $2.6 million, resulting in the unused portion of the revolver amounting to $97.4 million.

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

We were in compliance with these covenants as of both September 30, 2005 and December 31, 2004.

9.	Contractual Commitments and Contingencies

There have been no significant changes in our contractual commitments from those reported in our 2004 Annual Report. In the TEL case in Maryland, Ethyl was served as a defendant in the case filed in the Circuit Court for Baltimore City, Maryland, in September 1999. Smith, et al. v. Lead Industries Association, Inc., et al., alleged personal injuries for seven children from lead exposure arising from lead paint and dust from tailpipe emissions due to leaded gasoline. The court dismissed Ethyl and some other defendants from the case in February 2002 and granted summary judgment to other defendants in November 2002. The plaintiffs have appealed both decisions, but did not appeal the dismissal of Ethyl as a defendant. On April 4, 2005, the Court of Appeals of Maryland dismissed the appeal on the basis that the trial court’s decision was not a final decision that could be appealed, and the case is once again pending in the trial court. If such claims are further pursued against Ethyl, we believe Ethyl has strong defenses and will vigorously defend any such claims.

Our accruals for environmental remediation were approximately $23 million at September 30, 2005 and $22 million at December 31, 2004. In addition to the accruals for environmental remediation, we also have accruals for dismantling and decommissioning costs of approximately $8 million at September 30, 2005 and $7 million at December 31, 2004.

During the second quarter 2005, we entered into an agreement with Travelers Indemnity Company (Travelers) resolving certain long standing issues regarding our coverage for certain premises asbestos claims. In addition, our agreement with Travelers provides a procedure for allocating defense and indemnity costs with respect to certain future premises asbestos claims.

The lawsuit against Travelers in the Southern District of Texas was dismissed.

We also settled our outstanding receivable from Albemarle Corporation (Albemarle) for certain premises asbestos liability obligations. As a result of the insurance settlement described above, the outstanding amount owed to us by Albemarle was adjusted to $1.4 million, compared to $4 million at year end. Albemarle paid us $1.4 million in the third quarter of this year.

These settlements resulted in an aggregate second quarter gain of $3.9 million ($2.5 million after income taxes), which is included as a special item for nine months 2005. The net gain represents amounts paid to us to settle historical claims in excess of the receivables we carried on our financial statements from both Travelers and Albemarle in the aggregate.

10.	Comprehensive Income and Accumulated Other Comprehensive Loss

The components of comprehensive income consist of the following:

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Net income	$13,401	$12,974	$31,230	$30,146
Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on marketable equity securities	(20)	(25)	(123)	35
Unrealized (loss) gain on derivative instruments	(239)	—	1,215	—
Minimum pension liability	—	50	—	50
Foreign currency translation adjustments	(820)	686	(5,793)	(1,491)

Other comprehensive (loss) income	(1,079)	711	(4,701)	(1,406)

Comprehensive income	$12,322	$13,685	$26,529	$28,740

The components of accumulated other comprehensive loss consist of the following:

	September 30 2005	December 31 2004
	(in thousands)
Unrealized gain on marketable equity securities	$23	$146
Minimum pension liability adjustment	(16,091)	(16,091)
Unrealized gain (loss) on derivative instruments	270	(945)
Foreign currency translation adjustments	(10,773)	(4,980)

Accumulated other comprehensive loss	$(26,571)	$(21,870)

11.	Recently Issued Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections,” (SFAS 154). SFAS 154 replaces Accounting Principles Board Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and is effective for fiscal years beginning after December 15, 2005. SFAS 154 addresses the accounting and reporting of a change in accounting principle. We do not expect SFAS 154 to have a material impact on our financial statements, unless we adopt a change in accounting principle.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” In general, SFAS 123R provides guidance in accounting for transactions in which a company obtains employee services in exchange for share-based payments. SFAS 123R requires that the cost from share-based payment transactions be recognized in the financial statements and be determined using a fair-value-based measurement method. SFAS 123R was to be effective for interim periods beginning after June 15, 2005. In April 2005, the SEC delayed the effective date to the first fiscal year beginning after June 15, 2005. SFAS 123R applies to all share-based payment transactions initiated or modified after the effective date. Since all of our exercisable stock options are fully vested, we do not expect SFAS 123R to have a material impact on our financial results, unless we grant an additional share-based payment. We expect to adopt this standard prospectively on January 1, 2006.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). FIN 47 clarifies certain aspects of FASB No. 143, “Accounting for Asset Retirement Obligations” and is effective no later than December 31, 2005. We do not expect FIN 47 to have a material effect on our financial results.

12.	Consolidating Financial Information

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

The following sets forth the consolidating statements of income for the three months and nine months ended September 30, 2005 and 2004, consolidating balance sheets as of September 30, 2005 and December 31, 2004, and condensed consolidating statements of cash flows for the nine months ended September 30, 2005 and 2004 for the Parent, the Guarantor Subsidiaries and Non-Guarantor Subsidiaries. Certain amounts in these financial statements have been reclassified for the transition to a holding company structure effective as of June 18, 2004. The financial information is based on our understanding of the SEC’s interpretation and application of Rule 3-10 of the Regulation S-X promulgated by the SEC.

The financial information may not necessarily be indicative of the results of operations or financial position had the Guarantor Subsidiaries or Non-Guarantor Subsidiaries operated as independent entities. The Parent accounts for investments in these subsidiaries using the equity method.

NewMarket Corporation and Subsidiaries

Consolidating Statements of Income

Three Months Ended September 30, 2005

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$—	$191,881	$133,820	$(54,769)	$270,932
Cost of goods sold	342	163,945	108,891	(55,417)	217,761

Gross (loss) profit	(342)	27,936	24,929	648	53,171

Operating profit from TEL marketing agreements services	—	692	5,660	—	6,352
Intercompany service fee income (expense) from TEL marketing agreements	—	5,473	(5,473)	—	—

Selling, general, and administrative expenses	1,013	12,096	11,858	—	24,967
Research, development, and testing expenses	—	12,578	3,341	—	15,919
Special item income	—	2,878	—	—	2,878

Operating (loss) profit	(1,355)	12,305	9,917	648	21,515

Interest and financing expenses	4,117	21	—	—	4,138
Other income, net	294	20	58	—	372

(Loss) income before income taxes and equity income of subsidiaries	(5,178)	12,304	9,975	648	17,749
Income tax expense (benefit)	4,010	(3,462)	3,553	247	4,348
Equity income of subsidiaries	22,589	—	—	(22,589)	—

Net income	$13,401	$15,766	$6,422	$(22,188)	$13,401

NewMarket Corporation and Subsidiaries

Consolidating Statements of Income

Three Months Ended September 30, 2004

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$—	$162,876	$119,104	$(57,312)	$224,668
Cost of goods sold	73	140,299	99,385	(57,718)	182,039

Gross (loss) profit	(73)	22,577	19,719	406	42,629

Operating profit from TEL marketing agreements services	—	(438)	9,302	—	8,864
Intercompany service fee income (expense) from TEL marketing agreements	—	8,964	(8,964)	—	—

Selling, general, and administrative expenses	1,768	11,325	10,636	—	23,729
Research, development, and testing expenses	—	14,363	3,741	—	18,104
Special item income	—	13,245	—	—	13,245

Operating (loss) profit	(1,841)	18,660	5,680	406	22,905

Interest and financing expenses	4,600	(461)	120	—	4,259
Other income (expense), net	85	(318)	25	—	(208)

(Loss) income before income taxes and equity income of subsidiaries	(6,356)	18,803	5,585	406	18,438
Income tax (benefit) expense	(4,033)	7,796	1,546	155	5,464
Equity income of subsidiaries	15,297	—	—	(15,297)	—

Net income	$12,974	$11,007	$4,039	$(15,046)	$12,974

NewMarket Corporation and Subsidiaries

Consolidating Statements of Income

Nine Months Ended September 30, 2005

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$—	$561,720	$390,713	$(170,545)	$781,888
Cost of goods sold	1,022	483,530	320,959	(172,068)	633,443

Gross (loss) profit	(1,022)	78,190	69,754	1,523	148,445

Operating profit from TEL marketing agreements services	—	5,443	14,186	—	19,629
Intercompany service fee income (expense) from TEL marketing agreements	—	13,600	(13,600)	—	—

Selling, general, and administrative expenses	4,254	32,664	34,311	—	71,229
Research, development, and testing expenses	—	37,168	10,828	—	47,996
Special item income	—	6,746	—	—	6,746

Operating (loss) profit	(5,276)	34,147	25,201	1,523	55,595

Interest and financing expenses	12,807	113	—	—	12,920
Other income, net	432	165	146	—	743

(Loss) income before income taxes and equity income of subsidiaries	(17,651)	34,199	25,347	1,523	43,418
Income tax (benefit) expense	(1,302)	3,754	9,163	573	12,188
Equity income of subsidiaries	47,579	—	—	(47,579)	—

Net income	$31,230	$30,445	$16,184	$(46,629)	$31,230

NewMarket Corporation and Subsidiaries

Consolidating Statements of Income

Nine Months Ended September 30, 2004

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$—	$487,366	$351,857	$(176,275)	$662,948
Cost of goods sold	569	398,070	303,790	(178,503)	523,926

Gross (loss) profit	(569)	89,296	48,067	2,228	139,022

Operating profit from TEL marketing agreements services	—	3,900	23,039	—	26,939
Intercompany service fee income (expense)from TEL marketing agreements	—	22,440	(22,440)	—	—

Selling, general, and administrative expenses	4,141	35,434	32,582	—	72,157
Research, development, and testing expenses	—	38,984	9,967	—	48,951
Special item income	—	13,245		—	13,245

Operating (loss) profit	(4,710)	54,463	6,117	2,228	58,098

Interest and financing expenses	13,857	(35)	120	—	13,942
Other income (expense), net	89	(976)	1,128	—	241

(Loss) income before income taxes and equity income of subsidiaries	(18,478)	53,522	7,125	2,228	44,397
Income tax (benefit) expense	(6,353)	18,557	1,208	839	14,251
Equity income of subsidiaries	42,271	—	—	(42,271)	—

Net income	$30,146	$34,965	$5,917	$(40,882)	$30,146

NewMarket Corporation and Subsidiaries

Consolidating Balance Sheets

September 30, 2005

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$108	$23,225	$16,972	$—	$40,305
Restricted cash	980	508	—	—	1,488
Trade and other accounts receivable, net	119	90,647	80,926	—	171,692
Receivable - TEL marketing agreements services	—	(8,794)	10,474	—	1,680
Amounts due from affiliated companies		136,679	29,567	(166,246)	—
Inventories	—	88,150	62,996	(815)	150,331
Deferred income taxes	1,129	4,999	708	348	7,184
Prepaid expenses	323	3,091	1,230	—	4,644

Total current assets	2,659	338,505	202,873	(166,713)	377,324

Property, plant and equipment, at cost	—	709,304	66,694	—	775,998
Less accumulated depreciation & amortization	—	553,524	62,495	—	616,019

Net property, plant and equipment	—	155,780	4,199	—	159,979

Investment in consolidated subsidiaries	493,832	—	—	(493,832)	—
Prepaid pension cost	16,644	—	2,164	—	18,808
Deferred income taxes	15,067	7,202	(4,139)	—	18,130
Other assets and deferred charges	8,709	32,811	7,242	—	48,762
Intangibles, net of amortization	970	49,002	1,904	—	51,876

Total assets	$537,881	$583,300	$214,243	$(660,545)	$674,879

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$47	$48,493	$22,717	$—	$71,257
Accrued expenses	9,054	41,518	6,554	—	57,126
Book overdraft	17	4,644	—	—	4,661
Amounts due to affiliated companies	62,660	29,995	73,591	(166,246)	—
Long-term debt, current portion	—	630	—	—	630
Income taxes payable	(2,791)	10,710	6,258	—	14,177

Total current liabilities	68,987	135,990	109,120	(166,246)	147,851

Long-term debt	150,000	3,355	—	—	153,355
Other noncurrent liabilities	60,130	36,840	17,939	—	114,909

Total liabilities	279,117	176,185	127,059	(166,246)	416,115

Shareholders’ equity:
Common stock and paid-in capital	85,077	272,588	40,347	(312,935)	85,077
Accumulated other comprehensive loss	(26,571)	(13,228)	(10,160)	23,388	(26,571)
Retained earnings	200,258	147,755	56,997	(204,752)	200,258

Total shareholders’ equity	258,764	407,115	87,184	(494,299)	258,764

Total liabilities and shareholders’ equity	$537,881	$583,300	$214,243	$(660,545)	$674,879

NewMarket Corporation and Subsidiaries

Consolidating Balance Sheets

December 31, 2004

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$51	$8,587	$20,140	$—	$28,778
Restricted cash	1,132	574	—	—	1,706
Trade and other accounts receivable, net	5,402	82,507	70,514	—	158,423
Receivable -TEL marketing agreements services	—	(3,869)	7,167	—	3,298
Amounts due from affiliated companies	—	82,228	33,819	(116,047)	—
Inventories	—	97,823	62,305	(2,339)	157,789
Deferred income taxes	1,129	5,117	704	924	7,874
Prepaid expenses	252	1,263	872	—	2,387

Total current assets	7,966	274,230	195,521	(117,462)	360,255

Property, plant and equipment, at cost	—	712,074	65,031	—	777,105
Less accumulated depreciation & amortization	—	549,562	61,314	—	610,876

Net property, plant and equipment	—	162,512	3,717	—	166,229

Investment in consolidated subsidiaries	458,555	—	—	(458,555)	—
Prepaid pension cost	18,113	—	1,988	—	20,101
Deferred income taxes	13,468	(4,079)	(5,022)	—	4,367
Other assets and deferred charges	20,587	40,456	7,918	—	68,961
Intangibles, net of amortization	970	53,235	2,077	—	56,282

Total assets	$519,659	$526,354	$206,199	$(576,017)	$676,195

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$30	$44,944	$30,745	$—	$75,719
Accrued expenses	5,648	41,069	5,993	—	52,710
Book overdraft	17	4,998	—	—	5,015
Amounts due to affiliated companies	40,831	—	75,216	(116,047)	—
Long-term debt, current portion	—	601	—	—	601
Income taxes payable	1,708	4,750	(320)	—	6,138

Total current liabilities	48,234	96,362	111,634	(116,047)	140,183

Long-term debt	180,000	3,837	—	—	183,837
Other noncurrent liabilities	59,543	40,074	20,676	—	120,293

Total liabilities	287,777	140,273	132,310	(116,047)	444,313

Shareholders’ equity:
Common stock and paid-in capital	84,724	271,483	40,347	(311,830)	84,724
Accumulated other comprehensive loss	(21,870)	(11,686)	(7,125)	18,811	(21,870)
Retained earnings	169,028	126,284	40,667	(166,951)	169,028

Total shareholders’ equity	231,882	386,081	73,889	(459,970)	231,882

Total liabilities and shareholders’ equity	$519,659	$526,354	$206,199	$(576,017)	$676,195

NewMarket Corporation and Subsidiaries

Condensed Consolidating Statements of Cash Flows

Nine Months Ended September 30, 2005

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash (used in) provided from operating activities	$(4,721)	$57,928	$659	$—	$53,866

Cash flows from investing activities
Capital expenditures	—	(12,640)	(1,109)	—	(13,749)
Increase in intercompany loans	(5,700)	—	—	5,700	—
Proceeds from sale of corporate property	—	4,244	—	—	4,244
Cash dividends from subsidiaries	40,125	—	—	(40,125)	—

Cash provided from (used in) investing activities	34,425	(8,396)	(1,109)	(34,425)	(9,505)

Cash flows from financing activities
Borrowings under revolving credit agreements	(30,000)	—	—	—	(30,000)
Change in book overdraft	—	(354)	—	—	(354)
Financing from affiliated companies	—	5,700	—	(5,700)	—
Cash dividends paid	—	(40,125)	—	40,125	—
Proceeds from exercise of stock options	353	—	—	—	353
Decrease in capital lease	—	(453)	—	—	(453)

Cash used in financing activities	(29,647)	(35,232)	—	34,425	(30,454)

Effect of foreign exchange on cash and cash equivalents	—	338	(2,718)	—	(2,380)

Increase (decrease) in cash and cash equivalents	57	14,638	(3,168)	—	11,527
Cash and cash equivalents at beginning of year	51	8,587	20,140	—	28,778

Cash and cash equivalents at end of period	$108	$23,225	$16,972	$—	$40,305

NewMarket Corporation and Subsidiaries

Condensed Consolidating Statements of Cash Flows

Nine Months Ended September 30, 2004

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash provided from (used in) operating activities	$12,727	$24,936	$(469)	$—	$37,194

Cash flows from investing activities
Capital expenditures	—	(9,521)	(587)	—	(10,108)
Purchase of nonoperating asset	(3,323)	—	—	—	(3,323)
Cash dividends from subsidiaries	2,000	—	—	(2,000)	—
Other, net	—	29	—	—	29

Cash used in investing activities	(1,323)	(9,492)	(587)	(2,000)	(13,402)

Cash flows from financing activities
Repayments of debt - previous agreements	(53,807)	—	—	—	(53,807)
Repayment of revolving credit agreement	(17,000)	—	—	—	(17,000)
Issuance of revolving credit agreement	50,000	—	—	—	50,000
Change in book overdraft	—	1,382	—	—	1,382
Cash dividends paid	—	(2,000)	—	2,000	—
Debt issuance costs	(1,279)	—	—	—	(1,279)
Proceeds from exercise of stock options	811	—	—	—	811
Decrease in capital lease	—	(426)	—	—	(426)

Cash used in financing activities	(21,275)	(1,044)	—	2,000	(20,319)

Effect of foreign exchange on cash and cash equivalents	—	(3,819)	1,761	—	(2,058)

(Decrease) increase in cash and cash equivalents	(9,871)	10,581	705	—	1,415
Cash and cash equivalents at beginning of year	9,887	7,802	15,678	—	33,367

Cash and cash equivalents at end of period	$16	$18,383	$16,383	$—	$34,782

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

Results of Operations

Net Sales

Our consolidated net sales for the third quarter 2005 amounted to $270.9 million, representing an increase of 21% from the 2004 level of $224.7 million. The nine months 2005 consolidated net sales were $781.9 million as compared to $662.9 million for the same 2004 period, which represents an increase of 18% over nine months 2004. The table below shows our consolidated net sales by segment.

Net Sales by Segment

(in millions)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Petroleum additives	$267.4	$222.8	$773.6	$655.5
Tetraethyl lead	3.5	1.9	8.3	7.4

Consolidated net sales	$270.9	$224.7	$781.9	$662.9

Petroleum Additives Segment

Petroleum additives net sales in the third quarter 2005 of $267.4 million were up $44.6 million, or approximately 20%, from $222.8 million in the third quarter 2004. Shipments for the third quarter 2005 increased approximately 7% as compared to third quarter 2004. The increase in shipments was the result of significantly higher shipments in the engine oil additives product line and higher shipments in the fuels product line. Shipments in the specialty additives product line for the third quarter 2005 were generally unchanged compared to third quarter 2004. Higher selling prices and a favorable foreign currency impact also resulted in a 12% increase in net sales between the two third quarter periods.

The nine months 2005 petroleum additives net sales of $773.6 million were $118.1 million, or 18%, higher than the 2004 nine months petroleum additives net sales of $655.5 million. Total petroleum additives shipments increased approximately 7% when comparing nine months 2005 to nine months 2004. Again, the higher shipments resulted from an increase in the engine oil additives product line. Shipments in the other product lines were down less than 2%. Similar to the third quarter results, higher selling prices and a favorable foreign currency impact also resulted in a 10% increase in net sales when comparing nine months 2005 and nine months 2004.

The components of the petroleum additives increase in net sales of $44.6 million between the two third quarter periods and $118.1 million between the two nine-month periods are shown below (in millions):

	Third Quarter	Nine Months
Period ended September 30, 2004	$222.8	$655.5
Change in shipments and product mix	17.6	51.2
Changes in selling prices including foreign currency impact	27.0	66.9

Period ended September 30, 2005	$267.4	$773.6

Tetraethyl Lead Segment

Most of the TEL marketing activity is through marketing agreements with The Associated Octel Company Limited and its affiliates (Octel), under which we do not record the sales transactions. Therefore, the TEL net sales shown in the table above are those made by our wholly-owned subsidiary, Ethyl Corporation (Ethyl) in areas not covered by the marketing agreements. The sales made in areas not covered by the Octel marketing agreements are very minor compared to the TEL sales made through the marketing agreements. These TEL sales for the third quarter and nine months 2005 were higher than the same periods in 2004. These changes were caused substantially by variation in the quarter-to-quarter timing of sales orders.

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

The table below reports operating profit by segment for the third quarter and nine months 2005 and 2004. The “Contract manufacturing and other” classification in the table below primarily represents certain manufacturing operations that Ethyl provides to Afton.

Segment Operating Profit

(in millions)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Petroleum additives	$17.4	$9.4	$44.2	$39.6

Tetraethyl lead	$5.6	$17.2	$19.4	$32.7

Contract manufacturing and other	$0.2	$0.8	$1.8	$0.8

Petroleum Additives Segment

Third Quarter 2005 vs. Third Quarter 2004 - Petroleum additives third quarter 2005 operating profit was $17.4 million as compared to $9.4 million for third quarter 2004. The increase was across all product lines with most of the increase in the engine oil additives and fuels product lines. Third quarter 2005 includes expenses of $800 thousand related to damage from Hurricane Rita. Third quarter 2004 results included a gain of $800 thousand from an environmental insurance settlement.

Net sales were approximately 20% higher and shipments were approximately 7% higher for the third quarter 2005 than the same 2004 period, resulting in the higher operating profit for the third quarter 2005. Selling, general, and administrative (SG&A) expenses were $1.7 million higher when comparing the two third quarter periods. The increase in SG&A was mostly in the engine oil additives and fuel product lines. Offsetting the increase in SG&A expense is a $2.4 million decline quarter over quarter in research, development, and testing (R&D) expenses. This decrease was substantially in the engine oil additives product line. Operating profit for the third quarter 2005 included a favorable foreign currency impact versus third quarter 2004. We are making some progress in recovering rising raw material costs through price increases for our products and continue to seek price increases as raw material costs continue to rise.

As a percentage of net sales, SG&A expenses combined with R&D expenses, decreased from 16.2% for the third quarter 2004 to 13.3% for the same period this year. This decrease reflects higher sales, as well as a 2% decrease in combined SG&A and R&D expenses.

Nine Months 2005 vs. Nine Months 2004 - Petroleum additives nine months 2005 operating profit was $44.2 million, which was an increase of 12% from the nine months 2004 level of $39.6 million. Nine months 2005 include expenses of $800 thousand related to damage from Hurricane Rita, while nine months 2004 results include a gain of $800 thousand from an environmental insurance settlement.

Continuing the trend from the first six months of 2005, net sales were approximately 18% higher and shipments were approximately 7% higher. On a combined basis, SG&A expenses and R&D expenses were even for nine months 2005 as compared to nine months 2004. We have had some success increasing selling prices during the nine months 2005, but raw material costs have continued to rise. We will attempt to recover the ongoing increase in the raw material costs during the remainder of the year. The nine months 2005 results also include a significant favorable foreign currency impact.

Petroleum additives segment R&D expenses decreased $1.5 million when comparing nine months 2005 to nine months 2004. The decreases in the engine oil additives and fuel product lines were partially offset by an increase in the specialty additives product line. R&D included a small unfavorable foreign currency impact.

Nine months 2005 SG&A expenses for the petroleum additives segment increased approximately $1.5 million when compared to nine months 2004 levels. The increase was across all product lines and included an unfavorable foreign currency impact. As a percentage of net sales, SG&A expenses combined with R&D expenses decreased from 15.9% for nine months 2004 to 13.5% for nine months 2005. This decrease reflects higher sales and a small decrease in combined SG&A and R&D expenses.

TEL Segment

Results of our TEL segment include the operating profit contribution from our marketing agreements with Octel, as well as certain TEL operations not included in the marketing agreements.

The operating profit from our marketing agreements for the third quarter 2005 was $6.4 million, which was $2.5 million lower than the third quarter last year. Similarly, the nine months 2005 marketing agreements operating results of $19.6 million were $7.3 million lower than nine months 2004. Both 2005 periods reflect improved pricing over 2004, however, this was more than offset by a 22% decrease in volume for the third quarter 2005 and 28% lower volume for nine months 2005 compared to the same periods in 2004. Amortization of the prepayment for services was about $400 thousand lower for the third quarter 2005 and $1.2 million lower for nine months 2005 as compared to the same periods in 2004, reflecting the declining balance method of amortization and an increase in the estimated life.

The decrease in operating profit from the marketing agreements is primarily due to lower shipments. During the second quarter 2005, Octel advised us that one of the major TEL customers under our marketing agreements indicated that it had discontinued the use of TEL earlier than we had previously expected. The TEL market will continue to decline as other customers discontinue use of the product.

Other TEL operations not included in the marketing agreements were $9.1 million unfavorable when comparing third quarter 2005 to third quarter 2004 and $6.0 million unfavorable when comparing nine months 2005 to the same 2004 period. Nine months 2005 results include a special item of $3.9 million ($2.5 million after income taxes) for insurance settlement gains related to our premises asbestos liabilities. Both the third quarter and nine months 2004 periods include a special item gain of $12.5 million ($7.9 million after income taxes) from an environmental insurance settlement. The other TEL operations results for both the third quarter and nine months 2005 periods also reflect lower expenses for premises asbestos charges, reflecting the favorable impact of a change in expected future insurance reimbursements. The favorable impact for nine months 2005 from premises asbestos charges was partially offset by an increase in environmental clean-up costs.

The following discussion references the Condensed Consolidated Financial Statements beginning on page 3 of this Quarterly Report on Form 10-Q.

Special Item Income

Third quarter 2005 special item income resulted from a gain of $2.9 million ($1.8 million after income taxes) on the sale of corporate property. Nine months 2005 special item income includes this item, as well as the gain discussed below.

During the second quarter 2005, we entered into an agreement with Travelers Indemnity Company (Travelers) resolving certain long standing issues regarding our coverage for certain premises asbestos claims. In addition, our agreement with Travelers provides a procedure for allocating defense and indemnity costs with respect to future premises asbestos claims. The lawsuit against Travelers in the Southern District of Texas was dismissed.

We also settled our outstanding receivable from Albemarle Corporation (Albemarle) for premises asbestos liability obligations. As a result of the insurance settlement described above, the outstanding amount owed to us by Albemarle was adjusted to $1.4 million, compared to $4 million at year end. Albemarle paid us $1.4 million in the third quarter of this year.

These settlements resulted in an aggregate second quarter gain of $3.9 million ($2.5 million after income taxes), which is included as a special item for nine months 2005. The net gain represents amounts paid to us to settle historical claims in excess of the receivables we carried on our financial statements from both Travelers and Albemarle in the aggregate.

Special item income of $13.2 million ($8.4 million after income taxes) for both third quarter and nine months 2004 represented the gain on an environmental insurance settlement. The terms of the settlement provided for a total payment of $15.6 million, of which $4.2 million remains to be paid to us in the first quarter 2006.

Interest and Financing Expenses

Third quarter 2005 interest and financing expenses were $4.1 million, while third quarter 2004 was $4.2 million. Lower average debt resulted in a decrease of $400 thousand, while higher average interest rates resulted in increased expenses of $300 thousand. Fees and amortization of financing costs were substantially unchanged between the two periods.

Nine months 2005 interest and financing expenses were $12.9 million as compared to $13.9 million for nine months 2004. Lower average debt resulted in a decrease in interest and financing expenses of $700 thousand, while higher average interest rates resulted in an increase of $300 thousand. Fees and amortization of financing costs were $600 thousand lower for the 2005 period.

Other Income (Expense), Net

Other income (expense), net was $400 thousand income for the third quarter 2005 compared to $200 thousand expense for the third quarter 2004. Nine months 2005 amount to $700 thousand income while nine months 2004 was $200 thousand income. All periods were comprised of a number of non-material items.

Income Taxes

Income taxes were $4.3 million for the third quarter 2005 and $5.5 million for the third quarter 2004. The effective tax rate was 24.5% for the third quarter 2005 and 29.6% for the third quarter 2004. The decrease in income before income taxes from 2004 to 2005 resulted in a decrease of $300 thousand in income taxes in the third quarter 2005, while the decrease in the effective tax rate between 2005 and 2004 resulted in an additional decrease in tax expense of $900 thousand.

Nine months 2005 income taxes were $12.2 million with an effective tax rate of 28.1%. The income taxes for nine months 2004 were $14.3 million with an effective tax rate of 32.1%. The decrease in the effective tax rate resulted in a decrease of $1.8 million in income taxes. The remaining $300 thousand decrease was the result of the lower income before income taxes for nine months 2005.

The effective tax rate for both 2005 periods reflects the favorable impact of about $1.1 million from the settlement of certain tax years with the Internal Revenue Service.

Our deferred taxes are in a net asset position. Based on our current projections, we believe that we will recover the full benefit of our deferred tax assets.

Net Income

Our net income for third quarter 2005 was $13.4 million ($.79 per basic share) while third quarter 2004 net income was $13.0 million ($.76 per basic share). Third quarter 2005 included the $1.8 million ($.11 per share) gain on the sale of corporate property, as well as a $1.3 million benefit ($.07 per basic share) from the settlement of certain tax years with the Internal Revenue Service. The tax settlement included $200 thousand of interest income. Third quarter 2004 included the $8.4 million ($.50 per basic share) benefit from the environmental insurance settlement. Corporate unallocated general and administrative expenses were slightly lower for third quarter 2005 as compared to the same 2004 period.

Nine months 2005 net income was $31.2 million ($1.84 per basic share). In addition to the two third quarter items mentioned above totaling $3.1 million ($.18 per basic share), nine months 2005 also included the benefit of an insurance settlement of $2.5 million ($.15 per basic share). Nine months 2004 included the third quarter benefit of $8.4 million ($.50 per basic share) mentioned above. Corporate unallocated general and administrative expenses were $1.4 million lower for nine months 2005 as compared to the same 2004 period. The 2004 period had higher legal and holding company formation expenses.

Cash Flows, Financial Condition, and Liquidity

Cash and cash equivalents at September 30, 2005 were $40.3 million, which was an increase of $11.5 million since December 31, 2004 and included a $2.4 million negative impact from foreign currency translation. Cash flows from operating activities for the nine months 2005 were $53.9 million. We used these cash flows and $4.2 million of proceeds from the sale of corporate property to fund capital expenditures of $13.7 million and pay down $30.0 million of debt. Included in the 2005 cash flows from operating activities were collections of $3.7 million related to the 2004 environmental insurance settlement and $7.4 million from a 2005 insurance settlement related to our premises asbestos liabilities. Cash flows from operating activities for the 2005 period also included higher working capital requirements, which are discussed more fully below under “Working Capital.” We expect that cash from operations, together with borrowing available under our senior credit facility, will continue to be sufficient to cover our operating expenses and planned capital expenditures.

The terms of the 2004 environmental insurance settlement provide for a total payment of $15.6 million. In addition to the $7.7 million received during 2004, we received $3.7 million in the first quarter 2005 and will receive the remaining $4.2 million in the first quarter 2006.

Cash

We had restricted cash of $1.5 million at September 30, 2005 and $1.7 million at December 31, 2004. Of these funds at September 30, 2005, $1 million was cash received from Metropolitan Life Insurance Company (Metropolitan) in 2005 and 2003. These funds amounted to $1.1 million at December 31, 2004. The funds from Metropolitan are used to reduce the employee portion of retiree health benefits costs. The remaining $500 thousand of restricted cash represents funds related to the issuance of a European bank guarantee.

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

We were in compliance with these covenants as of both September 30, 2005 and December 31, 2004.

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

Borrowings under the $100 million revolving credit facility are used for working capital and other general corporate purposes for NewMarket and our subsidiaries. The revolving credit facility includes a sub-facility for letters of credit. Borrowings bear interest, at our election, at either a base rate plus a margin (75 basis points as of September 30, 2005) or LIBOR plus a margin (225 basis points as of September 30, 2005). The revolving credit facility matures on June 18, 2009. There were no borrowings outstanding at September 30, 2005 under the revolving credit facility. At September 30, 2005, we had outstanding letters of credit of $2.6 million, resulting in the unused portion of the revolver amounting to $97.4 million.

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

We were in compliance with these covenants as of both September 30, 2005 and December 31, 2004.

** *

We had combined current and noncurrent long-term debt of $154.0 million at September 30, 2005, representing a decrease of $30.5 million in our total debt since December 31, 2004. The decrease resulted from a payoff of outstanding borrowings amounting to $30.0 million on the revolving credit facility and payments of $500 thousand on capital leases.

As a percentage of total capitalization (total long-term debt and shareholders’ equity), our total debt decreased from 44.3% at the end of 2004 to 37.3% at September 30, 2005. The lower percentage was a result of the decreased debt level and the increase in shareholders’ equity, which was due to net income. Normally, we repay long-term debt with cash from operations and with proceeds from occasional sales of business units, plant sites, or other assets.

Capital Expenditures

We funded capital expenditures of $13.7 million through September 30, 2005, and we estimate our total capital spending during 2005 will be approximately $20 million. We expect to continue to finance capital spending through cash provided from operations.

Working Capital

We had working capital at September 30, 2005, of $229.5 million, resulting in a current ratio of 2.55 to 1. At December 31, 2004, the working capital was $220.1 million and the current ratio was 2.57 to 1.

The increase in working capital primarily reflects a higher cash level and higher accounts receivables. These were offset by a decrease in inventory and an increase in income taxes payable. The accounts receivable increase is due to the higher sales levels, reflecting both increased volumes shipped and higher prices. The decrease in inventory is the result of planned reductions in our olefin copolymer viscosity index improvers. The increase in income taxes payable is due to current year taxable income at our foreign locations.

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

As discussed in the 2004 Annual Report, we have made certain prepayments related to our TEL marketing agreements. The unamortized total at September 30, 2005 for these prepayments is $15.9 million. We are amortizing these costs on an accelerated basis using a declining balance method over the life of the contracts. We believe this is the appropriate methodology and time period for this amortization based on the facts and circumstances of our TEL operations and the estimated product life of TEL. The customer base of TEL is significantly concentrated in a few countries and when conditions change that cause a shorter product life or other restrictions outside of our control, the amortization period and/or rate is adjusted accordingly. Any adjustment to the amortization period would impact earnings, but would have no effect on cash flows. We continue to keep our accounting for this issue current with the business conditions.

During the second quarter 2005, Octel advised us that one of the major TEL customers under our marketing agreements has indicated that it had discontinued the use of TEL earlier than we had previously expected. Because of this development, we evaluated the prepayment for marketing agreement services for impairment and concluded the unamortized value was not impaired. We adjusted the rate of amortization from a 20% declining balance method to a 30% declining balance method. In addition, based on revised projections of product shipments and product life expectancy, we adjusted the amortization period to run through 2012. This change will have an insignificant impact on 2005 earnings. Total amortization related to the TEL marketing agreements is currently projected to be:

•	$6.6 million in 2005,

•	$4.6 million in 2006,

•	$3.3 million in 2007,

•	$2.3 million in 2008,

•	$1.6 million in 2009, and

•	$2.4 million in total for the final three years.

We also have certain identifiable intangibles amounting to $47.1 million at September 30, 2005. These intangibles relate to our petroleum additives business and are being amortized over periods with up to eleven years of remaining life. We continue to assess the market related to these intangibles, as well as their specific values, and conclude the amortization periods and values are appropriate. We also evaluate these intangibles for any potential impairment. These evaluations continue to support the value at which these identifiable intangibles are carried on our financial statements. However, if conditions were to deteriorate substantially in this market, it could possibly cause a reduction in the periods of this amortization charge or could possibly result in a noncash write-off of a portion of the intangibles’ carrying value. A reduction in the amortization period would have no cash effect. While we do not anticipate such a change in the market conditions, this disclosure is provided to enhance the understanding of the factors involved.

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

Recently Issued Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections,” (SFAS 154). SFAS 154 replaces Accounting Principles Board Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and is effective for fiscal years beginning after December 15, 2005. SFAS 154 addresses the accounting and reporting of a change in accounting principle. We do not expect SFAS 154 to have a material impact on our financial statements, unless we adopt a change in accounting principle.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” In general, SFAS 123R provides guidance in accounting for transactions in which a company obtains employee services in exchange for share-based payments. SFAS 123R requires that the cost from share-based payment transactions be recognized in the financial statements and be determined using a fair-value-based measurement method. SFAS 123R was to be effective for interim periods beginning after June 15, 2005. In April 2005, the SEC delayed the effective date to the first fiscal year beginning after June 15, 2005. SFAS 123R applies to all share-based payment transactions initiated or modified after the effective date. Since all of our exercisable stock options are fully vested, we do not expect SFAS 123R to have a material impact on our financial results, unless we grant an additional share-based payment. We expect to adopt this standard prospectively on January 1, 2006.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). FIN 47 clarifies certain aspects of FASB No. 143, “Accounting for Asset Retirement Obligations” and is effective no later than December 31, 2005. We do not expect FIN 47 to have a material effect on our financial results.

Outlook

Petroleum Additives

We believe this segment performed well in the marketplace during the first nine months of 2005 as evidenced by its significant revenue and volume gains when compared to the same 2004 period. Unfortunately, many of the business gains have been obscured by our inability to fully recover the rising cost of raw materials.

We continue to expect that the operating profit for petroleum additives will be higher in 2005 than in 2004. The many business factors detailed in our 2004 Annual Report and the compression of our margins mentioned above will be major factors in the ultimate profitability of this segment for the year.

TEL

This segment had a relatively good performance during the first nine months of 2005. Nonetheless, we believe profits in the fourth quarter of the year will be significantly lower than the fourth quarter of 2004. The anticipated decline in profitability is volume driven, and we expect that TEL will earn less in 2005 than in 2004. As we have continually stated, this segment will continue to decline in profitability as its use is phased-out around the world.

Cash Flows

We expect to end the year with no amounts outstanding on our revolving loan agreement. The fourth quarter cash requirements are expected to be managed through our cash-on-hand and may result in reductions of cash at December 31, 2005.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Except for interest rate risk and foreign currency risk discussed below, there have been no significant changes in our market risk from the information provided in the 2004 Annual Report.

At September 30, 2005, we had paid-off the outstanding balance under our revolving credit agreement. As a result, we had no interest rate risk under the revolving credit agreement at the end of the third quarter 2005. If we were to borrow under this agreement in the future, we would experience interest rate risk based on the interest rates available to us at that time.

During 2004, we entered into $26 million of Euro-denominated forward contracts to minimize currency exposure from expected cash flows from foreign operations. The contracts all have maturity dates in 2005. At September 30, 2005, there were $6.5 million remaining of these Euro-denominated contracts. With other variables held constant, a hypothetical 10% adverse change in the September 30, 2005 forward Euro rates would have resulted in a decrease of about $600 thousand in the value of the contracts.

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

There has been no change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

NEWMARKET CORPORATION
(Registrant)

Date: November 2, 2005	By:	/s/ D. A. Fiorenza
David A. Fiorenza
Vice President and
Treasurer
(Principal Financial Officer)

Date: November 2, 2005	By:	/s/ Wayne C. Drinkwater
Wayne C. Drinkwater
Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 31	(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Thomas E. Gottwald

Exhibit 31	(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of David A. Fiorenza

Exhibit 32	(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald

Exhibit 32	(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David A. Fiorenza