Form 10-K
period 2005-12-31
NEWMARKET CORP
filed 2006-02-28
CIK 1282637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (check one)

Large accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer  ☐

Indicate by check market whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2005: $221,754,264.33 *

Number of shares of Common Stock outstanding as of January 31, 2006: 17,099,559

DOCUMENTS INCORPORATED BY REFERENCE

Portions of NewMarket Corporation’s definitive Proxy Statement for its 2006 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 are incorporated by reference into Part III of this Annual Report on Form 10-K.

*In determining this figure, an aggregate of 2,039,532 shares of Common Stock as beneficially owned by Bruce C. Gottwald and members of his immediate family have been excluded and treated as shares held by affiliates. See Item 12. The aggregate market value has been computed on the basis of the closing price in the New York Stock Exchange Composite Transactions on June 30, 2005 as reported by The Wall Street Journal.

Form 10-K

PART I

ITEM 1.    BUSINESS

NewMarket Corporation (NewMarket) (NYSE:NEU) is a holding company which is the parent company of Afton Chemical Corporation (Afton), Ethyl Corporation (Ethyl), and NewMarket Services Corporation (NewMarket Services). NewMarket, through its subsidiaries Afton and Ethyl, develops, manufactures, blends, and delivers performance chemical additives that enhance the performance of petroleum products. From custom-formulated chemical blends to market-general additive components, the NewMarket family of companies provides the world with the technology to make fuels burn cleaner, engines run smoother, and machines last longer.

Ethyl and Afton, formerly Ethyl Petroleum Additives, Inc., manage their own assets and liabilities. Ethyl represents the tetraethyl lead (TEL) business and certain manufacturing operations and Afton encompasses the petroleum additives business. NewMarket Services provides various administrative services to NewMarket, Afton, and Ethyl.

References in this Annual Report on Form 10-K to “we,” “our,” and “NewMarket” are to NewMarket Corporation and its subsidiaries on a consolidated basis, unless the context indicates otherwise.

As a specialty chemicals company, Afton provides highly formulated packages of lubricant and fuel additives. Afton develops, manufactures, and blends fuel and lubricant additive products, and markets and sells these products worldwide. Afton is one of the largest global producers of lubricant additives and we believe offers the broadest line of fuel additives worldwide. Lubricant and fuel additives are necessary products for efficient maintenance and reliable operation of all vehicles and machinery. From additive components to custom-formulated chemical blends, we believe Afton provides customers with products and solutions that make fuels burn cleaner, engines run smoother, and machines last longer.

Afton serves the lubricant and fuel market with four unique brands. HiTEC® petroleum additives are formulated to provide our customers with a measurable and sustainable marketing or cost advantage. The GREENBURN® product line provides formulated products to provide immediate, sustained, and economical performance features and emission reductions across the entire spectrum of fuels, and the TecGARD™ brand is specially formulated to meet the operating demands of the global metalworking industry. Afton also markets MMT® gasoline additive under several HiTEC products. While providing refiners improved gasoline production efficiency, MMT has been proven to provide significant environmental and vehicle performance benefits. All four brands are marketed worldwide by Afton employees and our valuable distributors.

Afton has developed long-term relationships with its customers in every major region of the world, which Afton serves through five manufacturing facilities in North America and Europe.

Afton has more than 225 employees dedicated to research and development who work closely with its customers to develop chemical formulations that are tailored to the customers’ and the end-users’ specific needs. Afton’s portfolio of technologically advanced, value-added products allows it to provide a full range of products and services to its customers.

Through Ethyl, we are one of the primary marketers of TEL in North America, and through the marketing agreements with Innospec Inc., formerly The Associated Octel Company Limited and its affiliates, we are the only marketer of TEL outside of North America. On January 30, 2006, The Associated Octel Company Limited announced that it changed its name to Innospec Inc. Innospec Inc. will continue to be the holding company for the Octel subsidiaries (Octel). For purposes of clarity throughout this 2005 Annual Report on Form 10-K, our references will continue to be to “Octel.”

We were incorporated in the Commonwealth of Virginia in 2004. Our principal executive offices are located at 330 South Fourth Street, Richmond, Virginia, and our telephone number is (804) 788-5000. We employed 1,126 people at year-end 2005.

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

We view the petroleum additives marketplace as being comprised of two broad product groupings: lubricant additives and fuel additives. Lubricant additives are highly formulated chemical products that improve the performance, durability, and functionality of mineral oils, synthetic oils, and biodegradable oils thereby enhancing the performance of machinery and engines. Fuel additives are chemical components and products that improve the refining process and performance of gasoline, diesel, and other fuels, resulting in lower fuel costs, better vehicle performance, reduced tailpipe or smoke stack emissions, or improved power plant efficiency.

We believe that our success in the petroleum additives segment is due to our ability to bring value to our customers. We do this through understanding their needs and then applying our technical capabilities, our formulation expertise, our broad differentiated product offerings, and our global distribution capabilities to meet those needs. We invest significantly in research and development in order to meet our customers’ needs, as well as the rapidly changing environment for new and improved products and services.

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

The functionality of lubricants is created through an exact balance between a base oil and performance enhancing additives. This balance is the goal of effective formulations achieved by experienced research professionals. We offer a full line of lubricant additive products, each of which is composed of component chemicals specially selected to perform desired functions. We manufacture most of the chemical components and blend these components to create products designed to meet industry and customer specifications. Lubricant additive components are generally classified based upon their intended functionality, including:

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

We are one of the leading global suppliers of specially formulated lubricant additives that combine some or all of the components described above. Our products are highly formulated, complex chemical compositions derived from extensive research and testing to ensure all additive components work together to provide the intended results. Our products are engineered to meet specifications prescribed by either the industry generally or a specific customer. Purchasers of lubricant additives tend to be oil companies, distributors, refineries, and compounder/blenders.

Key drivers of lubricant additives demand include total vehicle miles driven, vehicle production, equipment production, the average age of vehicles on the road, new engine and driveline technologies, and drain/refill intervals.

We view and manage our participation in the lubricant marketplace in three primary areas: engine oil additives, driveline additives and industrial additives. Our view is not necessarily the same way our competitors view the market. These three areas include common customers, are served by our same plants, share common components or building blocks, and are supported with a common sales, as well as research and development, workforce.

Engine Oil Additives—The largest submarket within the lubricant additives marketplace is engine oils, which we estimate represents approximately 65% of the overall lubricant additives market volume, but a much lower percentage of the overall market profitability. The engine oil market ultimate customers include consumers, service stations, and OEMs. The extension of drain intervals has generally offset increased demand due to higher vehicle population and more miles driven. The primary functions of engine oil additives are to reduce friction, prevent wear, control formation of sludge and oxidation, and prevent rust. Engine oil additives are typically sold to lubricant manufacturers who combine them with a base oil product to meet internal, industry, and OEM specifications.

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

Driveline Additives—The driveline additives submarket is comprised of additives designed for products such as automatic transmission fluids (ATF), gear oils, and tractor fluids. This submarket shares in the 35% of the market not covered by engine oils but has a much higher profitability than engine oils on a unit basis. ATF primarily serve as the power transmission and heat transfer medium in the area of the transmission where the torque of the drive shaft is transferred to the gears of the vehicle. Gear additives lubricate gears, bearings, clutches, and bands in the gear-box and are used in vehicles, off-highway, hydraulic, and marine equipment. Other products in this area consist of hydraulic transmission fluids, universal tractor fluids, power steering fluids, shock absorber fluids, gear oils, lubricants for heavy machinery, and vehicle greases. These products must conform to highly prescribed specifications developed by vehicle OEMs for specific models or designs. These additives are generally sold to oil companies and often ultimately sold to vehicle OEMs for new vehicles (factory-fill). End-products are also sold to service dealers for aftermarket servicing (service-fill), as well as retailers and distributors.

Key drivers of the driveline additives marketplace are the number of vehicles manufactured, drain intervals for ATF and gear applications, changes in engine and transmission design and temperatures, and specification changes driven by the OEMs.

Industrial Additives—The industrial additives submarket is comprised of additives designed for products for industrial applications such as hydraulic fluids, grease, industrial gear fluids, industrial specialty applications, and metalworking additives. This submarket also shares in the 35% of the market not covered by engine oils and has a much higher profitability margin than engine oils. These products must conform to industry specifications, OEM requirements and/or application and operating environment demands. Industrial additives are generally sold to oil companies, service dealers for aftermarket servicing, retailers, and distributors. Our TecGARD additives are marketed to the metalworking industry with state-of-the-art solutions for the market.

Key drivers of the industrial additives marketplace are gross domestic product growth and industrial production.

Fuel Additives

Fuel additives are chemical compounds that are used to improve both the oil refining process and the performance of gasoline, diesel, residual, and other fuels. Benefits of fuel additives in the oil refining process include reduced use of crude oil, lower processing costs, and improved fuel storage properties. Fuel performance benefits include ignition improvements, combustion efficiency, reduced emission particulates, fuel economy improvements, and engine cleanliness, as well as protection against deposits in fuel injectors, intake valves, and the combustion chamber. Our fuel additives are extensively tested and designed to meet stringent industry, government, OEM, and individual customer requirements.

Many different types of additives are used in fuels. Their use is generally determined by customer, industry, OEM, and government specifications and often differs from country to country. The types of fuel additives we offer include:

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

Key drivers in the fuel additive marketplace include total vehicle miles driven, the introduction of more sophisticated engines, regulations on emissions (both gasoline and diesel), quality of crude oil slate and performance standards, and marketing programs of major oil companies.

Competition

In the lubricant additives submarket of petroleum additives, we believe that the four top suppliers in 2005 supplied over 80% of the market. These suppliers include Afton, Lubrizol, Infineum (a joint venture between ExxonMobil Chemical and Shell), and Oronite (a subsidiary of Chevron). Several other suppliers comprise the remaining market share.

The fuel additives submarket is fragmented and characterized by more competitors. While we participate in many facets of the fuel additives market, our competitors tend to be more narrowly focused. In the gasoline detergent market, we compete mainly against BASF, Octel, and Lubrizol; in the cetane improver market, we compete against SNPE of France and Exchem of the U.K.; and in the diesel markets, we compete against Lubrizol, Infineum, BASF, and Octel.

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

During 2005, a major customer discontinued the use of the product. As we look forward, we expect another decline in demand in 2006. Consequently, we expect the profits from this segment will be significantly lower in 2006 as compared to 2005. We do expect that the demand for this product will continue for many years to come, but at a significantly lower level of volume and profits.

Raw Materials and Product Supply

We use a variety of raw materials and chemicals in our manufacturing and blending processes and believe the sources of these are adequate for our current operations. The most important raw materials for Afton are base oil, polyisobutylene, maleic anhydride, olefin copolymers, antioxidants, alcohols, and methacrylates. The chemical industry, in general, is experiencing some tightness in the supply of certain commodity materials. We continue to monitor the situation and will adjust our procurement strategies accordingly. Generally, we purchase major raw materials and chemicals under long-term contracts with multi-source suppliers. Certain products, however, are obtained through single-source suppliers.

We have the following long-term supply agreements for raw materials and finished products:

•	Octel supplies TEL for our North American sales of that product under an agreement expiring in 2010, with extensions subject to certain terms and conditions.

•	Albemarle Corporation (Albemarle) supplies methylcyclopentadienyl manganese tricarbonyl (MMT), a fuel additive, under a supply agreement expiring in 2014.

During 2003, DSM Copolymer, Inc., our supplier of olefin copolymer viscosity index improvers, notified us of its intent to terminate a long-term supply agreement in mid-2005. The contract was initially scheduled to terminate in 2012. We developed other supply alternatives and experienced no disruption of supply during 2005.

Research, Development, and Testing

Research, development, and testing (R&D) provides the basis for our global petroleum additives technology. We develop products through a combination of chemical synthesis, formulation, engineering design, and performance testing. In addition to products, R&D also provides our customers with technical support to assure total customer satisfaction.

We are committed to providing the most advanced products, comprehensive testing programs, and superior technical support to our customers and to OEMs worldwide. R&D expenditures, which totaled $65 million in both 2005 and 2004, and $58 million in 2003, are expected to grow modestly in 2006 in support of our core technology areas. The efficiency of our R&D spending continues to improve through expansion of internal testing capabilities, implementation of leading-edge data acquisition, control and analysis techniques, and advanced project/portfolio management processes.

Afton continues to develop new technology and products to meet the changing requirements of OEMs and to keep our customers well positioned for the future. In 2005, we completed significant advances in our automatic transmission technologies for global OEM factory-fill and service-fill markets. Significant new axle fluid technology development was completed which resulted in products providing enhanced fuel economy, temperature reduction, and limited slip performance, as well as improved wear protection. A new tractor fluid technology encompassing a broad range of performance specifications was developed and launched. New engine oil additive products were developed for the latest passenger car and commercial categories. Expansion of our industrial additive product line continued with new technology and products for a wide range of markets including metalworking, grease, paper machine oils, hydraulic, and industrial gear. New fuel additives were developed for both gasoline and diesel fuels, which improved key performance benefits, including valve and injector keep-clean and clean-up plus enhanced drivability, and fuel economy.

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

Commitment to Environmental and Safety Excellence

We are committed to continuous improvement and vigilant management of the health and safety of our employees, neighbors, and customers, as well as the stewardship of the environment. One way our companies demonstrate this commitment is by supporting the principles of the American Chemistry Council (ACC) Responsible Care® program. Safety and environmental responsibility is a way of life at NewMarket—enhancing operations, the way we work, and the relationships we maintain with our customers and our communities. Our executive management meetings begin with a review of our environmental and safety performance. We challenge ourselves to be a leader in the chemical industry with our performance.

Our objective is to establish a culture where each of our employees understands that good environmental and safety performance is good business and understands that environmental compliance and safety is his or her personal responsibility.

Our worldwide injury/illness recordable rate (which is the number of injuries per 200,000 hours worked) in 2005 was 0.72. This rate is better than our 2004 rate of .83 and is our best year ever. We intend to continue to demonstrate our safety culture with continuous improvement in our safety record. This represents a focused effort by all of our employees. We are extremely proud of our accomplishments in the safety area, especially when compared to safety records in other industries.

As members of ACC, Afton and Ethyl provide data on twelve metrics used to track environmental, safety, energy use, and product stewardship performance of ACC member companies. These can be viewed at www.RESPONSIBLECARE-US.com. The information on this website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated by reference in this Annual Report on Form 10-K or any other filings we make with the Securities and Exchange Commission (SEC).

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

Total gross liabilities accrued at year-end for environmental remediation were $23 million for 2005 and $22 million for 2004. In addition to the accruals for environmental remediation, we also had accruals for dismantling and decommissioning costs of $7 million at both December 31, 2005 and December 31, 2004. As new technology becomes available, it may be possible to reduce accrued amounts. While we believe that we are fully accrued for known environmental issues, it is possible that unexpected future costs could have a significant financial impact on our financial position and results of operations.

During the third quarter of 2004, we reached a $16 million environmental insurance settlement resulting in the collection of insurance reimbursements. The gain on this settlement amounted to $13 million and is reflected in the Consolidated Statements of Income under the caption “Special item income.” We received $8 million during 2004. We received $4 million in February 2005 and received the remaining $4 million in February 2006 in accordance with a previously agreed-upon payment schedule.

We spent approximately $13 million in 2005, $14 million in 2004, and $13 million in 2003 for environmental operating and clean-up costs, excluding depreciation of previously capitalized expenditures. Of these amounts, the ongoing costs of operations were $13 million in both 2005 and 2004, and $11 million in 2003. The balance represents clean-up, or remediation and monitoring costs. These environmental operating and clean-up expenses are included in cost of goods sold. In 2006, we expect environmental operating and remediation costs to be about the same as 2005.

For capital expenditures on pollution prevention and safety projects, we spent $5 million in 2005, $4 million in 2004, and $3 million in 2003. We expect capital expenditures for these types of projects to be approximately $7 million to $8 million in 2006 due to modifications needed to meet the Miscellaneous Organic National Emissions Standards for Hazardous Air Pollutants regulation.

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

We are subject to the federal Superfund law and similar state laws under which we may be designated as a potentially responsible party (PRP). As a PRP, we may be liable for a share of the costs associated with cleaning up hazardous waste sites, such as a landfill to which we may have sent waste.

In de minimis PRP matters and in some minor PRP matters, we generally negotiate a consent decree to pay an apportioned settlement. This relieves us of any further liability as a PRP, except for remote contingencies. Settlement costs for a de minimis participant are typically less than $50,000. Settlement costs for a minor participant are typically less than $300,000.

We are also a PRP at some Superfund sites where our liability may be in excess of de minimis or minor PRP levels. Most Superfund sites where we are a PRP represent environmental issues that are quite mature. The sites have been investigated, and in many cases, the remediation methodology, as well as the proportionate shares of each PRP, has been established. Other sites are not as mature, which makes it more difficult to reasonably estimate our share of the future clean-up or remediation costs. We have previously accrued the estimated expense of the remediation and monitoring of these sites. Generally, remediation and monitoring will go on for an extended period.

During 2000, the Environmental Protection Agency (EPA) named us as a PRP under Superfund law for the clean-up of soil and groundwater contamination at the Sauget Area 2 Site in Sauget, Illinois. Without admitting any fact, responsibility, fault, or liability in connection with this site, we are participating with other PRPs in site investigations and feasibility studies.

The Sauget Area 2 Site PRPs submitted a Remedial Investigation and Feasibility Study (RI/FS) to the EPA in early 2004. We have accrued our estimated proportional share of the expenses for the RI/FS. We also accrued our best estimate of our proportional share of the remediation liability proposed in that submission. The EPA did not accept the RI/FS. Through a series of submissions and meetings, the scope of the RI/FS has changed so that it will take another year or more to complete. The RI/FS work is ongoing, and we believe it is not at a stage where any further conclusion can be drawn as to the remediation liability we may incur. We do not believe there is any additional information available as a basis for revision of the liability that we have established. The amount accrued for this site is not material.

During late 2003, one of the other PRPs for the Sauget Area 2 Site declared bankruptcy. The performance of this PRP and its related entities is uncertain. We have not yet determined what, if any, impact this may have on us.

We also own several other environmental sites where we are in the process of remediation and monitoring. At one of our major sites in the United States, we have substantially completed environmental remediation and will be monitoring the site for an extended period. In addition, during 2004 we began dismantling and remediation at our Canadian TEL plant. We expect that remediation will take approximately three years.

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

The table below reports net sales and long-lived assets by geographic area. Except for the United States and Canada, no country exceeded 10% of net sales during any year. Canada exceeded 10% of net sales only in 2003. The United States was the only country that exceeded 10% of long-lived assets in any year. We assign revenues to geographic areas based on the location to which the product was shipped. The change in net sales during the three-year period is discussed more fully in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Geographic Areas

	2005	2004	2003
	(in millions of dollars)
Net Sales
United States	$419	$326	$264
Canada	79	80	93
Other foreign	578	488	399

Consolidated net sales	$1,076	$894	$756

Long-lived assets (a)
United States	$183	$199	$215
Foreign	34	44	51

Total long-lived assets	$217	$243	$266

(a)	Long-lived assets include property, plant, and equipment, net of depreciation, as well as intangible assets and prepayments for services, both net of amortization.

MMT Developments—In July 2003, Afton completed its review of the MMT fleet study report released by the Alliance of Automobile Manufacturers (AAM) in July 2002. With the assistance of ENVIRON International Corporation, we concluded that the AAM study reaffirms that MMT is an acceptable fuel constituent that does not harm vehicle emission control systems. Afton reported these conclusions in a paper presented at the Society of Automotive Engineers (SAE) meeting in October 2003 in Pittsburgh, Pennsylvania. Nonetheless, the automotive industry continues to persist in demanding that oil companies discontinue the use of MMT and that governments disallow the use of the product. The automotive industry has more recently alleged that MMT may cause catalyst plugging in vehicles equipped with the most advanced emission control systems. However, no credible evidence to support this allegation has been provided by the automobile industry to us. As part of its ongoing research activities, Afton continues to monitor and test MMT compatibility with modern emission control systems and catalysts. In December 2003, the government of Canada released its “Proposed Framework for an Independent Third-Party Review of New Information on the Effects of MMT on Vehicle Emissions.” In its proposal, the Canadian government provided no timetable for the commencement or completion of the review. We believe that this independent third-party review of MMT, when properly designed, conducted, and interpreted, will reaffirm that MMT is compatible with modern emission control devices.

Availability of Reports Filed with the Securities and Exchange Commission and Corporate Governance Documents

Our Internet website address is www.newmarket.com. We make available, free of charge through our website, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC. In addition, our Corporate Governance Guidelines, Code of Conduct, and the charters of our Audit; Bonus, Salary and Stock Option; and Nominating and Corporate Governance Committees, are available on our website and are available in print, without charge, to any shareholder upon request by contacting our Corporate Secretary at NewMarket Corporation, 330 South Fourth Street, Richmond, Virginia 23219. The information on our website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated by reference in this Annual Report on Form 10-K or any other filings we make with the SEC.

ITEM 1A.    RISK FACTORS

Our business is subject to many factors that could materially adversely affect our future performance and cause our actual results to differ materially from those expressed or implied by forward-looking statements made in this Annual Report on Form 10-K. Those risk factors are outlined below.

•	Competition could adversely affect our operating results.

We face intense competition in certain of the product lines and markets in which we compete. We expect that our competitors will develop and introduce new and enhanced products, which could cause a decline in the market acceptance of certain products we produce. In addition, as a result of price competition, we may be compelled to reduce the prices for some of our products, which could adversely affect our margins and profitability. Competitive pressures can also result in the loss of major customers. Our inability to compete successfully could have a material adverse effect on our results of operations, financial condition, and cash flows in any given period. In addition, some of our competitors may have greater financial, technological, and other resources than we have. Some of our competitors may also be able to maintain greater operating and financial flexibility than we are able to maintain. As a result, these competitors may be able to better withstand changes in conditions within our industry, changes in the prices for raw materials, and changes in general economic conditions.

•	Sudden or sharp raw materials price increases may adversely affect our profit margins.

We utilize a variety of raw materials in the manufacture of our products, including base oil, polyisobutylene, maleic anhydride, olefin copolymers, antioxidants, alcohols, and methacrylates. Our profitability is sensitive to changes in the costs of these materials caused by changes in supply, demand or other market conditions, over which we have little or no control. Political and economic conditions in the Middle East and Latin America have caused and may continue to cause the cost of our raw materials to fluctuate. War, armed hostilities, terrorist acts, civil unrest or other incidents may also cause a sudden or sharp increase in the cost of our raw materials. We cannot assure you that we will be able to pass on to our customers any future increases in raw material costs in the form of price increases for our products.

•	Availability of raw materials and transportation systems could have a material adverse effect on our operations.

The chemical industry and transportation industry are in a situation where supply and demand is in balance. Any significant disruption in supply could affect our ability to obtain raw materials or transportation systems. This could have a material adverse effect on our operations.

•	Our reliance on a small number of significant customers may have a material adverse effect on our results of operations.

Our principal customers are major multinational oil companies. The oil industry is characterized by concentration of a few large participants as a result of recent consolidation. Two of our customers individually accounted for more than 10% of our net sales in 2005. Net sales for that period to BP plc and its affiliates amounted to $112 million (10% of total net sales), and net sales to Royal Dutch Shell plc and its affiliates amounted to $143 million (13% of total net sales). The loss of either of these customers, or a material reduction in purchases from either of them, or from any other large or significant customer, could have a material adverse effect on our results of operations, financial condition, and cash flow.

•	Our customers are concentrated in the lubricant and fuel industries and, as a result, our reliance on that industry is significant.

Most of our customers are primarily engaged in the fuel and lubricant industries. This concentration of customers affects our overall risk profile, since our customers will be similarly affected by changes in economic, geopolitical, and industry conditions. Many factors affect the level of our customers’ spending on our products, including, among others, general business conditions, changes in technology, interest rates, gasoline prices, and consumer confidence in future economic conditions. A sudden or protracted downturn in these industries could adversely affect the buying power and purchases by our customers.

•	We may be unable to respond effectively to technological changes in our industry.

Our future business success will depend upon our ability to maintain and enhance our technological capabilities, develop and market products and applications that meet changing customer needs, and successfully anticipate or respond to technological changes on a cost-effective and timely basis. Our industry is characterized by frequent changes in industry performance standards, which affect the amount and timing of our research and development costs and other technology-related costs. As a result, the life cycle of our products is often hard to predict. Further, technological changes in some or all of our customers’ products or processes may make our products obsolete. Any inability to anticipate, respond to or utilize changing technologies could have a material adverse effect on our results of operations, financial condition, and cash flow in any given period.

•	Our TEL business has declined and will continue to decline.

Historically, TEL, an octane enhancer in leaded gasoline used to improve ignition qualities and operating performance of fuel, has been a material component of our product line. However, during the 1970s, the implementation of the Federal Clean Air Act led to the use of catalytic converters that are deemed no longer compatible with leaded gasoline, and unleaded gasoline became the fuel standard in the United States with other countries following. As a result, our TEL financial results have declined. The TEL segment represented approximately 22% of our 2005 segment operating profit. We expect that the market for TEL will continue to decline going forward, and may decline with unpredictable volatility and severity.

•	Our TEL results would be adversely affected if Octel did not comply with the terms of the marketing agreements.

Results of our TEL segment include the operating profit contribution from our marketing agreements with Octel, which is now the only manufacturer of TEL worldwide. Under our marketing agreement with Octel, we receive 32% of the net proceeds from the sale of TEL by Octel in all regions of the world, except North America, as well as certain TEL operations not included in the marketing agreements. As a result, our TEL results would be adversely affected if Octel did not comply with the terms of the marketing agreements.

•	Several of our products are produced solely at one facility, and a significant disruption or disaster at such a facility could have a material adverse effect on our results of operations.

Several of the products we produce or sell are produced only in one location. We are dependent upon the continued safe operation of those production facilities. Those production facilities are subject to various hazards associated with the manufacture, handling, storage, and transportation of chemical materials and products, including leaks and ruptures, explosions, fires, inclement weather and natural disasters, unscheduled downtime, and environmental hazards. Some of our products involve the manufacture and handling of a variety of reactive, explosive and flammable materials. Many of these hazards could cause a disruption in the production of our products. We cannot assure you that these facilities will not experience these types of hazards and disruptions in the future or that these incidents will not result in production delays or otherwise have an adverse effect on our results of operations, financial condition or cash flows in any given period.

•	We face risks related to our foreign operations that may negatively affect our business.

In 2005, net sales to customers outside North America accounted for approximately 54% of total net sales. We do business in all major regions of the world, some of which do not have stable economies or governments. In particular, we sell and market products in countries experiencing political and economic instability in the Middle East, Asia Pacific, and Latin America. Our international operations are subject to international business risks, including unsettled political conditions, expropriation, import and export restrictions, increases in royalties, exchange controls, national and regional labor strikes, taxes, government royalties, inflationary economies and currency exchange rate fluctuations, and changes in laws and policies governing operations of foreign-based companies (such as restrictions on repatriation of earnings or proceeds from liquidated assets of foreign subsidiaries). The occurrence of any one or a combination of these factors may increase our costs or have other adverse effects on our business.

•	We face risks related to our foreign operations which may adversely affect our results of operations.

We conduct our business in the local currency of most of the countries in which we operate. The financial condition and results of operations of each of our foreign operating subsidiaries are reported in the relevant local currency and then translated to U.S. dollars at the applicable currency exchange rate for inclusion in our consolidated financial statements. Changes in exchange rates between these foreign currencies and the U.S. dollar will affect the recorded levels of our assets and liabilities as foreign assets and liabilities that are translated into U.S. dollars for presentation in our financial statements as well as our net sales, cost of goods sold, and operating margins. The primary foreign currencies in which we have exchange rate fluctuation exposure are the European Union euro, British pound sterling, Japanese yen, and Canadian dollars. Exchange rates between these currencies and U.S. dollars have fluctuated significantly in recent years and may do so in the future.

•	Our failure to protect our intellectual property rights could adversely affect our future performance and growth.

Protection of our proprietary processes, methods, compounds, and other technologies is important to our business. We depend upon our ability to develop and protect our intellectual property rights to distinguish our products from those of our competitors. Failure to protect our existing intellectual property rights may result in the loss of valuable technologies or having to pay other companies for infringing on their intellectual property rights. We rely on a combination of patent, trade secret, trademark and copyright law as well as judicial enforcement to protect such technologies. We currently own approximately 1,000 issued U.S. and foreign patents, with a significant number of additional patents pending. Some of these patents are licensed to others. In addition, we have acquired the rights under patents and inventions of others through licenses. We also have several hundred trademark registrations throughout the world for our marks, including Ethyl®, MMT®, HiTEC®, and GREENBURN®, as well as pending trademark applications, including NewMarket™ and Afton Chemical™.

We cannot assure you that the measures taken by us to protect these assets and rights will provide meaningful protection for our trade secrets or proprietary manufacturing expertise or that adequate remedies will be available in the event of an unauthorized use or disclosure of our trade secrets or manufacturing expertise. We cannot assure you that any of our intellectual property rights will not be challenged, invalidated, circumvented, or rendered unenforceable. Furthermore, we cannot assure you that any pending patent application filed by us will result in an issued patent, or if patents are issued to us, that those patents will provide meaningful protection against competitors or against competitive technologies. The failure of our patents or other measures to protect our processes, apparatuses, technology, trade secrets and proprietary manufacturing expertise, methods, and compounds could have an adverse effect on our results of operations, financial condition, and cash flow.

We could face patent infringement claims from our competitors or others alleging that our processes or products infringe on their proprietary technologies. If we are found to be infringing on the proprietary technology of others, we may be liable for damages, and we may be required to change our processes, to redesign our products partially or completely, to pay to use the technology of others or to stop using certain technologies or producing the infringing product entirely. Even if we ultimately prevail in an infringement suit, the existence of the suit could prompt customers to switch to products that are not the subject of infringement suits. We may not prevail in any intellectual property litigation and such litigation may result in significant legal costs or otherwise impede our ability to produce and distribute key products.

•	Our business is subject to government regulation, and could be adversely affected by future governmental regulation.

We are subject to regulation by local, state, federal, and foreign governmental authorities. In some circumstances, before we may sell certain products, these authorities must approve these products, our manufacturing processes, and facilities. We are also subject to ongoing reviews of our products, manufacturing processes, and facilities by governmental authorities.

In order to obtain regulatory approval of certain new products, we must, among other things, demonstrate to the relevant authority that the product is safe and effective for its intended uses and that we are capable of manufacturing the product in accordance with current regulations. The process of seeking approvals can be costly, time consuming, and subject to unanticipated and significant delays. There can be no assurance that approvals will be granted to us on a timely basis, or at all. Any delay in obtaining, or any failure to obtain or maintain, these approvals would adversely affect our ability to introduce new products and to generate net sales from those products.

New laws and regulations may be introduced in the future that could result in additional compliance costs, seizures, confiscation, recall or monetary fines, any of which could prevent or inhibit the development, distribution, and sale of our products. If we fail to comply with applicable laws and regulations, we may be subject to civil remedies, including fines, injunctions, and recalls or seizures, any of which could have an adverse effect on our results of operations, financial condition, and cash flow.

•	Political, economic and regulatory factors concerning one of our primary products, MMT, could adversely affect our sales of MMT.

The EPA studied MMT and determined that it does not cause or contribute to the failure of vehicle emission systems. The Canadian government has made similar findings. However, the EPA is requiring additional testing to fill some data gaps, including potential risks to public health, and a change in current determinations could have a material adverse effect on our results of operations. In addition, certain industry groups are urging greater regulation of all metal-based gasoline additives, including MMT. In 2002, AAM issued a fleet test report on MMT based on tests conducted by the AAM, the Association of International Automobile Manufacturers, and the Canadian Vehicle Manufacturers’ Association. The report alleges that MMT significantly raises vehicle emissions, increases fuel emissions, increases fuel consumption, and impairs the proper operation of vehicle emission control systems. In December 2003, the government of Canada released its “Proposed Framework for an Independent Third-Party Review of New Information on the Effects of MMT on Vehicle Emissions.” In its proposal, the Canadian government provided no timetable for the commencement or completion of the review. Substantially all of our customers in Canada have suspended the use of MMT, pending the results of the government of Canada-sponsored independent third-party review. To date, the government of Canada has not initiated the review. We expect that the European Union will also review all metal-based petroleum additives, including MMT, for their impact on pollution abatement technology. Increased government regulation of MMT if it occurs or additional studies evaluating MMT, even if government regulation does not occur, could have a material adverse effect on our sales of that product.

•	Legal proceedings and other claims could impose substantial costs on us.

We are involved in numerous administrative and legal proceedings that result from, and are incidental to, the conduct of our business. From time to time, these proceedings involve environmental, product liability, lead, and premises asbestos liability and other matters. See Item 3, “Legal Proceedings.” We have insurance coverage that we believe would be available to mitigate potential damages in many of these proceedings. However, there is no assurance that our available insurance will cover these claims, that our insurers will not challenge coverage for certain claims or that final damage awards will not exceed our available insurance coverage. Any of the foregoing could have a material adverse effect on our results of operations, financial condition, and cash flows in any given period.

•	Environmental matters could have a substantial negative impact on our results of operations.

As a manufacturer and distributor of chemical products, we are generally subject to extensive local, state, federal, and foreign environmental, safety and health laws and regulations concerning, among other things, emissions to the air, discharges to land and water, the generation, handling, treatment and disposal of hazardous waste and other materials, and remediation of contaminated soil, surface and ground water. Our operations entail the risk of violations of those laws and regulations, many of which provide for substantial fines and criminal sanctions for violations. We believe our operations are currently in substantial compliance with these laws and regulations. However, we cannot assure you that we have been or will be at all times in compliance with all of these requirements.

In addition, these requirements, and the enforcement or interpretation of these requirements, may become more stringent in the future. Although we cannot predict the ultimate cost of compliance with any such requirements, the costs could be material. Non-compliance could subject us to material liabilities, such as government fines, damages arising from third-party lawsuits or the suspension and potential cessation of non-compliant operations. We may also be required to make significant site or operational modifications at substantial cost. Future developments could also restrict or eliminate the use of or require us to make modifications to our products, which could have an adverse effect on our results of operations, financial condition, and cash flows in any given period.

At any given time, we are involved in claims, litigation, administrative proceedings, and investigations of various types in a number of jurisdictions involving potential environmental liabilities, including clean-up costs associated with waste disposal sites, natural resource damages, property damage, and personal injury. We cannot assure you that the resolution of these environmental matters will not have an adverse effect on our results of operations, financial condition, and cash flows in any given period.

There may be environmental problems associated with our properties of which we are unaware. Some of our properties contain, or may have contained in the past, on site facilities or underground tanks for the storage of chemicals, hazardous materials, and waste products that could create a potential for release of hazardous substances or contamination of the environment. The discovery of environmental liabilities attached to our properties could have a material adverse effect on our results of operations, financial condition, and cash flow.

We may also face liability arising from current or future claims alleging personal injury, product liability or property damage due to exposure to chemicals or other hazardous substances, such as premises asbestos, at or from our facilities. We may also face liability for personal injury, product liability, property damage, natural resource damage or clean-up costs for the alleged migration of contaminants or hazardous substances from our facilities or for future accidents or spills. A significant increase in the number or success of these claims could adversely affect our financial condition, results of operations, and cash flow. For further discussion of some related claims, see Item 1, “Business—Environmental.”

The ultimate costs and timing of environmental liabilities are difficult to predict. Liability under environmental laws relating to contaminated sites can be imposed retroactively and on a joint and several basis. A liable party could be held responsible for all costs at a site, whether currently or formerly owned or operated regardless of fault, knowledge, timing of the contamination, cause of the contamination, percentage of contribution to the contamination or the legality of the original disposal. We could incur significant costs, including clean-up costs, natural resource damages, civil or criminal fines and sanctions, and third-party claims, as a result of past or future violations of, or liabilities under, environmental laws.

•	We have been identified, and in the future may be identified, as a PRP in connection with state and federal laws regarding environmental clean up projects.

We are subject to the federal Superfund law and similar state laws under which we may be designated as a PRP. As a PRP, we may be liable for a share of the costs associated with cleaning up hazardous waste sites, such as a landfill to which we may have sent waste. See Item 1, “Business—Environmental.”

•	Our financial results will vary according to the timing of customer orders and other external factors, which reduces your ability to gauge our performance.

Our business can be characterized by significant quarterly swings in shipments and profits. External factors beyond our control, such as customer orders, product shipment dates and other factors can cause shifts in net sales and income from quarter to quarter. These external factors can magnify the impact of industry cycles. As a result, our income and cash flow may fluctuate significantly on a quarter to quarter basis, and your ability to gauge trends in our business may be impaired.

•	Restrictive covenants in our debt instruments may adversely affect our business.

Our senior credit agreement and senior notes contain restrictive covenants. These covenants may constrain our activities and limit our operational and financial flexibility. The failure to comply with these covenants could result in an event of default, which, if not cured or waived, could have a material adverse effect on our business, financial condition, and results of operations.

•	Our business is subject to hazards common to chemical businesses, any of which could interrupt our production or our transportation systems and adversely affect our results of operations.

Our business is subject to hazards common to chemical manufacturing, storage, handling, and transportation, including explosions, fires, inclement weather, natural disasters, mechanical failure, unscheduled downtime, transportation interruptions, remediation, chemical spills, discharges or releases of toxic or hazardous substances or gases, and other risks. These hazards can cause personal injury and loss of life, severe damage to, or destruction of, property and equipment and environmental contamination. In addition, the occurrence of material operating problems at our facilities due to any of these hazards may diminish our ability to meet our output goals. Accordingly, these hazards and their consequences could have a material adverse effect on our operations as a whole, including our results of operations, and cash flows, both during and after the period of operational difficulties.

•	We could be required to make additional contributions to our pension funds, which may be under-funded due to recent and any future under performance of the equities markets.

Our pension plan asset allocation is predominantly weighted towards equities. Cash contribution requirements to our pension plans are sensitive to changes in our plans’ expected return on assets. Reductions in our plans’ expected return on assets due to poor performance of the equities markets could cause our pension plans to be under funded and require us to make additional cash contributions.

•	The insurance that we maintain may not fully cover all potential exposures.

We maintain property, business interruption, and casualty insurance, but such insurance may not cover all risks associated with the hazards of our business and is subject to limitations, including deductibles and maximum liabilities covered. We may incur losses beyond the limits, or outside the coverage, of our insurance policies, including liabilities for environmental remediation. In the future, we may not be able to obtain coverage at current levels, and our premiums may increase significantly on coverage that we maintain.

•	The occurrence or threat of extraordinary events, including domestic and international terrorist attacks, may disrupt our operations and decrease demand for our products.

Chemical-related assets may be at greater risk of future terrorist attacks than other possible targets in the United States and throughout the world. Federal legislation is under consideration that could impose significant new site security requirements specifically on chemical manufacturing facilities that may increase our overhead expenses. Federal regulations have already been adopted to increase the security of the transportation of hazardous chemicals in the United States.

The occurrence of extraordinary events, including future terrorist attacks and the outbreak or escalation of hostilities, cannot be predicted, and their occurrence can be expected to continue to affect negatively the economy in general, and specifically the markets for our products. The resulting damage from a direct attack on our assets or assets used by us could include loss of life and property damage. In addition, available insurance coverage may not be sufficient to cover all of the damage incurred or, if available, may be prohibitively expensive.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

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

Rio de Janeiro, Brazil (petroleum additives storage and distribution; leased)

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

These proceedings include certain product liability cases. The only product liability cases of potential consequence in which we are involved are TEL-related. In one case, Ethyl was served as a defendant in a case filed in the Circuit Court for Baltimore City, Maryland, in September 1999. Smith, et al. v. Lead Industries Association, Inc., et al., alleged personal injuries for seven children from lead exposure arising from lead paint and dust from tailpipe emissions due to leaded gasoline. The court dismissed Ethyl and some other defendants from the case in February 2002 and granted summary judgment to other defendants in November 2002. The plaintiffs have appealed both decisions, but did not appeal the dismissal of Ethyl as a defendant. The Court of Special Appeals of Maryland reversed the trial court’s decision in part, but noted in its decision that the claims related to tailpipe emissions (the only claims concerning Ethyl) had not been appealed. The Court of Appeals of Maryland reversed the trial court’s dismissal of the claims on appeal and remanded the case to the trial court. If such claims are further pursued against Ethyl, we believe Ethyl has strong defenses and will vigorously defend any such claims.

Like many other companies, we are also a defendant in personal injury lawsuits involving exposure to asbestos. These cases involve exposure to asbestos in premises owned or operated, or formerly owned or operated, by subsidiaries of NewMarket. We have never manufactured, sold, or distributed products that contain asbestos. Nearly all of these cases are pending in Texas, Louisiana, or Illinois and involve multiple defendants. We maintain an accrual for these proceedings, as well as a receivable for expected insurance recoveries.

During the second quarter 2005, we entered into an agreement with Travelers Indemnity Company (Travelers) resolving certain long standing issues regarding our coverage for certain premises asbestos claims. In addition, our agreement with Travelers provides a procedure for allocating defense and indemnity costs with respect to certain future premises asbestos claims. The lawsuit we had previously filed against Travelers in the Southern District of Texas was dismissed.

We also settled our outstanding receivable from Albemarle for certain premises asbestos liability obligations. As a result of the insurance settlement described above, the outstanding amount owed to us by Albemarle was adjusted to $1.4 million, compared to $4 million at year-end 2004. Albemarle paid us $1.4 million in the third quarter of 2005.

These settlements resulted in an aggregate gain of $3.9 million which is included as a special item for 2005. The net gain represents amounts paid to us to settle historical claims in excess of the receivables we carried on our financial statements from both Travelers and Albemarle in the aggregate.

The accrual for our premises asbestos liability related to currently asserted claims is based on the following assumptions and factors:

•	We are often one of many defendants. This factor influences both the number of claims settled against us and also the indemnity cost associated with such resolutions.

•	The estimated percent of claimants in each case that will actually, after discovery, make a claim against us, out of the total number of claimants in a case, is based on a level consistent with past experience and current trends.

•	We utilize average comparable plaintiff cost history as the basis for estimating pending premises asbestos related claims. These claims are filed by both former contractors’ employees, and former employees who worked at past and present company locations. We also include an estimated inflation factor in the calculation.

•	No estimate is made for unasserted claims.

•	The estimated recoveries from insurance and Albemarle for these cases are based on, and are consistent with, the 2005 settlement agreements.

Based on the above assumptions, we have provided an undiscounted liability related to premises asbestos claims of $10 million at both year-end 2005 and year-end 2004. The liabilities related to asbestos claims are included in accrued expenses (current portion) and other noncurrent liabilities on the balance sheet. Certain of these costs are recovered through our insurance coverage and agreement with Albemarle. The receivable for these recoveries related to premises asbestos liabilities was $8 million at December 31, 2005 and $5 million at December 31, 2004. These receivables are included in trade and other accounts receivable for the current portion. The noncurrent portion is included in other assets.

In December 2005, Afton was sued by a competitor, Infineum International Ltd. and Infineum USA L.P., in federal court in Delaware. The suit alleges patent infringement of one patent in connection with some lubricant additive packages. Afton believes it has strong defenses and intends to vigorously defend the lawsuit.

While it is not possible to predict or determine the outcome of any legal proceeding, we believe that we have adequate accruals, cash, and insurance coverage such that the adverse outcome of these legal proceedings, individually or in the aggregate, would not result in a material adverse effect on us.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no issues submitted to a vote of security holders during the fourth quarter of 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

On May 27, 2004, at the annual meeting of shareholders of Ethyl, Ethyl shareholders approved the transition to a holding company structure. Upon the closing of the transaction on June 21, 2004, NewMarket became the new parent holding company for Ethyl and its subsidiaries and each share of Ethyl common stock, $1.00 par value per share, automatically converted into one share of NewMarket common stock, without par value. The NewMarket common stock, with no par value, has traded on the New York Stock Exchange (NYSE) under the symbol “NEU” since June 21, 2004.

There were 17,081,559 shares of NewMarket common stock outstanding as of December 31, 2005. We had 5,573 shareholders of record at December 31, 2005.

During the fourth quarter of 2005, our Board of Directors approved a common stock repurchase program of up to $50 million. The program expires December 31, 2007. No shares were repurchased during 2005 under this program.

On February 23, 2006, the Board of Directors declared a quarterly dividend in the amount of $0.125 per share on the common stock of the corporation. The dividend is payable April 3, 2006 to shareholders of record on March 16, 2006.

The following table shows the high and low prices of our common stock on the NYSE for each of the last eight quarters.

	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$20.55	$18.80	$17.90	$25.26
Low	$17.50	$12.95	$14.75	$14.38

	2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$25.57	$21.90	$21.55	$22.98
Low	$17.37	$17.35	$18.34	$17.98

ITEM 6.    SELECTED FINANCIAL DATA

NewMarket Corporation & Subsidiaries

Five Year Summary

	Years Ended December 31
	2005	2004	2003	2002	2001
	(in thousands except per-share amounts)
Results of Operations
Net sales	$1,075,544	$894,109	$756,341	$656,350	$707,625
Costs and expenses (1)	1,037,490	878,020	736,385	642,716	745,789
Operating profit from TEL marketing agreements services	23,154	33,226	29,603	25,756	36,571
Special item income (expense), net (1, 2, 3, 4)	11,668	13,245	—	—	(114,016)

Operating profit (loss)	72,876	62,560	49,559	39,390	(115,609)
Interest and financing expenses	16,849	18,254	21,128	25,574	32,808
Other income (expense), net (5)	925	324	911	(547)	(4,274)

Income (loss) before income taxes	56,952	44,630	29,342	13,269	(152,691)
Income tax expense (benefit) (6)	14,571	11,572	8,718	3,756	(45,321)

Net income (loss) from continuing operations	42,381	33,058	20,624	9,513	(107,370)
Income from operations of discontinued business (net of tax) (7)	—	—	14,805	2,901	2,330

Income (loss) before cumulative effect of accounting changes	42,381	33,058	35,429	12,414	(105,040)
Cumulative effect of accounting changes (net of tax) (8)	—	—	1,624	(2,505)	—

Net income (loss)	$42,381	$33,058	$37,053	$9,909	$(105,040)

Financial Position and Other Data
Total assets	$701,532	$676,195	$649,748	$656,261	$725,105
Operations:
Working capital	$244,912	$220,072	$184,174	$143,216	$125,339
Current ratio	2.47 to 1	2.57 to 1	2.47 to 1	2.10 to 1	1.76 to 1
Depreciation and amortization (1)	$36,396	$44,775	$50,391	$52,422	$99,518
Capital expenditures	$17,830	$14,650	$11,617	$12,671	$9,515
Gross profit as a % of net sales (1)	18.6	19.9	21.9	21.1	12.5
Research, development, and testing expenses (9)	$65,394	$65,356	$57,865	$51,069	$55,143
Total debt	$153,829	$184,438	$208,817	$290,067	$335,957
Common and other shareholders’ equity	$266,060	$231,882	$199,683	$153,078	$145,293
Total debt as a % of total capitalization (debt plus equity)	36.6	44.3	51.1	65.5	69.8
Net income (loss) as a % of average shareholders’ equity	17.0	15.3	21.0	6.6	(51.9)

Common Stock
Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$2.49	$1.95	$1.23	$.57	$(6.43)
Earnings from operations of discontinued business (net of tax) (7)	—	—	.88	.17	.14
Cumulative effect of accounting changes (net of tax) (8)	—	—	.10	(.15)	—

Net income (loss)	$2.49	$1.95	$2.21	$.59	$(6.29)

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$2.45	$1.92	$1.22	$.57	$(6.43)
Earnings from operations of discontinued business (net of tax) (7)	—	—	.88	.17	.14
Cumulative effect of accounting changes (net of tax) (8)	—	—	.09	(.15)	—

Net income (loss)	$2.45	$1.92	$2.19	$.59	$(6.29)

Shares used to compute basic earnings per share	17,028	16,916	16,733	16,689	16,689
Shares used to compute diluted earnings per share	17,320	17,199	16,940	16,732	16,689
Equity per share	$15.58	$13.66	$11.90	$9.17	$8.71

Notes to the Five Year Summary

(1)	Asset writedowns, severance, early retirement, and other costs related to the rationalization of our engine oil additives product lines were $76 million for 2001. Costs and expenses in 2001 were $47 million and included $41 million related to the accelerated depreciation of certain engine oil additive assets and $6 million of other costs. Early retirement, severance, and related expenses amount to $29 million and are included in special items income (expense), net.

(2)	Special item income was $12 million in 2005 and included an aggregate $8 million gain on the sales of corporate property and a $4 million gain on an insurance settlement related to our premises asbestos liabilities.

(3)	The special item in 2004 was $13 million income and represents the gain on the environmental insurance settlement.

(4)	In addition to the 2001 special items expense discussed above in Note (1), there was a recognition of a $62 million noncash loss on the settlement of our pension liabilities related to the termination of our U.S. salaried pension plan. Also included was a $26 million charge related to excise taxes on the pension reversion, which was partially offset by a $3 million gain on the sale of certain assets in Bracknell, England.

(5)	Other income (expense), net in 2003 includes a $1 million refund from an insurance company related to employee benefit policies.

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

(6)	Income tax expense (benefit) in 2005 and 2004 includes a favorable impact of approximately $1 million from the settlement of certain tax years with the Internal Revenue Service.

(7)	Discontinued operations reflect the phenolic antioxidant business, which was sold in January 2003. The 2003 amount is the gain on the disposal of this business of $23.2 million ($14.8 million after tax). Prior year amounts represent the after-tax earnings of this business.

(8)	The cumulative effect of accounting change for 2003 reflects the gain of $2.5 million ($1.6 million after tax) recognized upon adoption of SFAS No. 143 on January 1, 2003. The 2002 amount reflects the impairment of goodwill of $3.1 million ($2.5 million after tax) resulting from the January 1, 2002 adoption of SFAS No. 142.

(9)	Of the total research, development, and testing expenses, the portion related to new products and processes was $34 million in 2005, $33 million in 2004, $28 million in 2003, $30 million in 2002, and $33 million in 2001.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

These factors include, but are not limited to, timing of sales orders, gain or loss of significant customers, competition from other manufacturers, resolution of environmental liabilities, changes in the demand for our products, significant changes in new product introduction, increases in product cost, the impact of fluctuations in foreign exchange rates on reported results of operations, changes in various markets, geopolitical risks in certain of the countries in which we conduct business, and the impact of consolidation of the petroleum additives industry. In addition, certain risk factors are also discussed in Item 1A, “Risk Factors.”

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

OVERVIEW

The 2005 year was a good year for NewMarket Corporation and included many achievements and continuing challenges. Petroleum additives net sales surpassed the $1 billion mark while achieving improved earnings in a very competitive market. We have paid off all of our bank debt in 2005 and have begun building cash for future opportunities, resulting in the upgrading of our credit rating during the year by Standard & Poors Rating Service. TEL continued its expected decline in profits and volumes.

We enter 2006 with many challenges facing our business including the continuing, rising cost of raw materials in our petroleum additives operations and the decline in demand for TEL around the world. As we look forward, we expect TEL will earn less in 2006 than in 2005 and will continue to be a declining contributor to the profit of the Corporation. We expect that petroleum additives will earn more in 2006 than in 2005, as we continue to bring value-added solutions to our customers.

RESULTS OF OPERATIONS

Net Sales

Continuing the trend from last year, 2005 net sales increased in essentially all areas of the petroleum additives segment. In addition, total consolidated net sales were higher in 2005 than in either 2004 or 2003. When comparing 2005 with 2004, net sales increased 20%. The increase between 2004 and 2003 was 18%.

In 2005, 2004, and 2003, net sales to two customers of our petroleum additives segment exceeded 10% of total net sales. Sales to BP plc and its affiliates amounted to $112 million (10% of total net sales) in 2005,

$99 million (11% of total net sales) in 2004, and $81 million (11% of total net sales) in 2003. Sales to Royal Dutch Shell plc and its affiliates amounted to $143 million (13% of total net sales) in 2005, $119 million (13% of total net sales) in 2004, and $121 million (16% of total net sales) in 2003. These net sales represent a wide-range of products sold to these two customers in multiple regions of the world.

No other single customer accounted for 10% or more of our total net sales in 2005, 2004, or 2003.

The following table shows our net sales by segment for each of the last three years.

Net Sales by Segment

	2005	2004	2003
	(in millions of dollars)
Petroleum additives	$1,067	$885	$747
Tetraethyl lead	9	9	9

Consolidated net sales	$1,076	$894	$756

Petroleum Additives—Our petroleum additives sales improved over both 2004 and 2003.

Petroleum additives net sales for 2005 increased $182 million, or 21%, over 2004 levels. The increase was across all product lines. Shipments were approximately 7% higher than in 2004 with the increase predominantly in the engine oil additives product line. There were smaller increases in industrial additives and fuel additives product lines. Price increases and a favorable foreign currency impact also contributed to the higher net sales.

When comparing 2004 to 2003, petroleum additives net sales were up $138 million, or 18%, reflecting improvements across all product lines. Shipments, driven by the engine oil additives product line, were higher across all product lines resulting in an improvement of about 18% in total shipments. Strengthening of foreign currency, primarily the euro, also had a beneficial impact on 2004 net sales.

The approximate components of the petroleum additives increase in net sales of $182 million when comparing 2005 to 2004 and $138 million when comparing 2004 and 2003 are shown below in millions.

Net sales for year ended December 31, 2003	$747
Increase in shipments and changes in product mix	107
Changes in selling prices including foreign currency impact	31

Net sales for year ended December 31, 2004	885
Increase in shipments and changes in product mix	81
Changes in selling prices including foreign currency impact	101

Net sales for year ended December 31, 2005	$1,067

Tetraethyl Lead—Most of the TEL marketing activity is through the agreements with Octel, under which we do not record the sales transactions. Therefore, the TEL net sales shown above are those made by Ethyl in areas not covered by the marketing agreements, as well as sales made to Octel under the terms of the agreements. The sales made in areas not covered by the marketing agreements are very minor compared to the TEL sales made through the marketing agreements. See Note 4 of the Notes to Consolidated Financial Statements.

TEL net sales in areas not covered by the marketing agreements have generally remained unchanged for the last three years. There were no sales to Octel during 2005 or 2004. Sales made to Octel in 2003 were $2.5 million.

Segment Operating Profit

NewMarket evaluates the performance of Afton’s petroleum additives business and Ethyl’s TEL business based on segment operating profit. NewMarket Services departments and other expenses are billed to Afton and Ethyl based on the services provided under the holding company structure. Depreciation on segment property, plant, and equipment, and amortization of segment intangible assets and the prepayments for services are included in the operating profit of each segment.

The table below reports operating profit by segment for the last three years. The “Other” classification in the table below primarily represents certain manufacturing operations that Ethyl provides to Afton.

Segment Operating Profit

	2005	2004	2003
	(in millions of dollars)
Petroleum additives	$63	$44	$49

Tetraethyl lead	$18	$37	$23

Other	$3	$2	$—

Petroleum Additives—Petroleum additives operating profit for 2005 was approximately $63 million, an increase of $19 million, or 41%, over 2004. The increases were primarily in the engine oil additives, industrial additives, and fuel additives product lines. While net sales of our remaining fuel additives products also increased, higher raw material costs caused operating profit from these products to be considerably lower in 2005 than last year.

Overall, the increase in operating profit resulted from 21% higher net sales and 7% higher shipments. For 2005, the impact of the increases in selling prices that we were able to achieve during the year just about covered the increases in raw material costs for 2005, with higher shipments accounting for most of the improved profitability. In addition, combined selling, general, and administrative expenses (SG&A), including research, development, and testing expenses (R&D) increased slightly during the year. Both 2005 and 2004 results include a favorable foreign currency impact, primarily from the euro. The 2004 results also include a gain of about $1 million from an environmental insurance settlement.

Petroleum additives operating profit for 2004 decreased $5 million, or 9%, when compared to the 2003 level of $49 million. The 2004 results include a small improvement in the engine oil additives product line and lower results in the other areas. While both net sales and shipments improved 18%, the rising costs of raw materials, as well as higher SG&A expenses and R&D expenses, resulted in the reduction in operating profit compared to 2003. Although the impact of higher selling prices favorably impacted the 2004 operating profit, the price increases we achieved did not cover the increase in raw material costs. The 2003 results include a gain of $100 thousand related to the implementation of SFAS No. 143, “Accounting for Asset Retirement Obligations.”

Total R&D expenses were $65 million in both 2005 and 2004, and $58 million in 2003. While our R&D expenses were the same in both 2005 and 2004, the projects and product lines that were researched were quite different. This is normal for our business and is a function of industry specifications, customers’ expectations, and competitive forces. The increase when comparing 2004 and 2003 is across all product lines, but mainly in the engine oil additives, industrial additives, and driveline additives product lines. There was also a small unfavorable foreign currency impact across all years. R&D related to new products and processes was $34 million in 2005, $33 million in 2004, and $28 million in 2003. All of our R&D expenses were related to the petroleum additives segment.

SG&A in 2005 for this segment was approximately $2 million higher than 2004, while 2004 was approximately $3 million higher than 2003. The increases in both 2005 and 2004 included the impact of an unfavorable foreign currency effect. As a percentage of net sales, SG&A combined with R&D expenses was 13.2% in 2005, 15.8% in 2004 and 17.1% in 2003. The improvement in the percentages when comparing each of the years reflects larger increases in net sales as compared to the smaller increases in SG&A and R&D.

Tetraethyl Lead—Results of our TEL segment include the operating profit contribution from our marketing agreements and certain TEL operations not included in the marketing agreements.

The operating profit contribution from our marketing agreements was $23 million in 2005, $33 million in 2004, and $30 million in 2003. As expected, volumes shipped declined when comparing both 2005 to 2004 and 2004 to 2003. Volumes were 27% lower for 2005 compared to 2004 and 15% lower when comparing 2004 and 2003. Pricing did improve when comparing 2005 and 2004. In addition, amortization of the prepayment for services was approximately $1 million lower in 2005 than in 2004, reflecting the declining balance method of amortization. These improvements were not enough to offset the decrease in shipments. The decrease in volumes shipped in 2005 was primarily the result of one of the major TEL customers under the marketing agreement discontinuing use of the product.

When comparing 2004 and 2003, the decrease in volumes shipped was more than offset by improved pricing and lower costs. Included in the lower costs was a reduction of $2 million in amortization of prepayment for services when comparing 2004 to 2003.

See Note 4 of the Notes to Consolidated Financial Statements for additional information on the TEL marketing agreements. The TEL market will continue to decline as customers discontinue use of the product.

The loss from other TEL operations that was not a part of the marketing agreements was approximately $9 million unfavorable when comparing 2005 to 2004 and $10 million favorable when comparing 2004 to 2003. The large variances are primarily due to the insurance settlements. The 2005 results include a special item of $4 million for insurance settlement gain related to our premises asbestos liabilities. The 2004 results include a special item gain of $12 million from an environmental insurance settlement, while the 2003 results include income of $2 million resulting from the implementation of SFAS No. 143.

When comparing 2005 and 2004, the other TEL operations results include lower premises asbestos charges reflecting the favorable impact of a change in expected future insurance reimbursements. The favorable impact from the premises asbestos items in 2005 was partially offset by an increase in environmental clean-up costs. The combined environmental and premises asbestos charges during 2004 were approximately even with 2003. The 2003 profits benefited from TEL inventory sales to Octel, which were approximately $2.5 million. Neither 2005 nor 2004 included earnings from the sale of TEL inventory to Octel.

The following discussion references certain captions on the Consolidated Statements of Income.

Special Item Income

Special item income was $12 million in 2005 and included an aggregate $8 million of gains on the sales of corporate property and a $4 million gain on an insurance settlement related to our premises asbestos liabilities discussed below.

During the second quarter 2005, we entered into an agreement with Travelers resolving certain long standing issues regarding our coverage for certain premises asbestos claims. In addition, our agreement with Travelers provides a procedure for allocating defense and indemnity costs with respect to future premises asbestos claims. The lawsuit we had previously filed against Travelers in the Southern District of Texas was dismissed.

We also settled our outstanding receivable from Albemarle for premises asbestos liability obligations. As a result of the insurance settlement described above, the outstanding amount owed to us by Albemarle was adjusted to $1.4 million, compared to $4 million at year-end 2004. Albemarle paid us $1.4 million in the third quarter of 2005.

The net gain of $4 million in 2005 represents amounts paid to us to settle historical claims in excess of the receivables we carried on our financial statements from both Travelers and Albemarle in the aggregate. This amount is reflected in TEL segment operating profit as discussed above.

Special item income was $13 million in 2004 and represents the gain on an environmental insurance settlement. The terms of the settlement provide for a total payment of $16 million. In addition to the $8 million received during 2004, we received $4 million in February 2005 and the remaining $4 million in February 2006 in accordance with a previously agreed-upon payment schedule.

Interest and Financing Expenses

Interest and financing expenses were $17 million in 2005, $18 million in 2004, and $21 million in 2003. Lower average debt when comparing 2005 to 2004 resulted in a $1.6 million reduction in interest and financing expenses, while higher average interest rates resulted in increased expenses of $800 thousand. Fees and amortization of financing costs were $600 thousand lower for 2005.

Lower average debt during 2004 compared to 2003 resulted in a $3 million reduction in interest and financing expenses, while lower amortization and fees contributed a benefit of $2 million. Partially offsetting these was a higher average interest rate resulting in an increase in expense of $2 million.

Other Income, Net

Other income, net for 2005 was $900 thousand, while 2004 was $300 thousand income. Both years were comprised of a number of small items.

Other income, net for 2003 was $900 thousand income and included a $1 million refund from an insurance company related to employee benefit policies.

Income Tax Expense

Income tax expense on continuing operations was $15 million in 2005, $12 million in 2004, and $9 million in 2003. The effective tax rate was 25.6% in 2005, 25.9% in 2004, and 29.7% in 2003. The effective tax rate in each year reflects certain foreign and other tax benefits.

The increase in income from continuing operations before income taxes from 2004 to 2005 resulted in the full $3 million increase in taxes between the two years. The effective tax rate between the two years was essentially unchanged. The 2005 rate includes the favorable impact of approximately $1 million from the settlement of certain open tax years with the Internal Revenue Service.

The increase in income from continuing operations before income taxes from 2003 to 2004 resulted in an increase of $5 million in income taxes in 2004. This was partially offset by a $2 million decrease resulting from the lower effective tax rate. The lower effective tax rate in 2004 compared to 2003 includes the benefit of reaching agreement with the Internal Revenue Service on settlement of certain open tax years, as well as lower state income taxes.

To comply with international trade rules, the American Jobs Creation Act of 2004, signed into law on October 22, 2004, repealed the FSC Repeal and Extraterritorial Income Exclusion Act of 2000. The provision repealed the Extraterritorial Income Exclusion for transactions entered into after December 31, 2004 subject to a phase-out that allowed current beneficiaries to claim benefits in 2005 and 2006. In 2005, the benefit of excluding $6 million from taxable income was 80% of the amount calculated under prior law. In 2006, the benefit will be 60% of the amount calculated under prior law. For 2007 and beyond, no benefit will be allowed.

Our deferred taxes are in a net asset position and based on forecast operating plans, we believe that we will recover the full benefit of our deferred tax assets. See Note 23 of the Notes to Consolidated Financial Statements for details on income taxes.

Income from Operations of Discontinued Business

Following an extensive assessment of our phenolic antioxidant business, we concluded this business was not part of our future core business or growth goals. Accordingly, after approval by the Board of Directors in December 2002, on January 21, 2003, we completed the sale of our phenolic antioxidant business to Albemarle. As part of the transaction, we sold accounts receivable and inventory, as well as property, plant, and equipment at our Orangeburg, South Carolina facility.

The discontinued operations reflected in our Consolidated Statements of Income is the 2003 after-tax gain on the disposal of the business of $14.8 million ($23.2 million before tax).

Cumulative Effect of Accounting Change

As discussed above in the “Segment Operating Profit” section, during first quarter 2003, we recognized a gain of $2.5 million ($1.6 million after tax) on the implementation of SFAS No. 143.

Net Income

Net income was $42 million ($2.45 per diluted share) in 2005, $33 million ($1.92 per diluted share) in 2004, and $37 million ($2.19 per diluted share) in 2003. Due to the significant impact on earnings of special items and discontinued operations, we have included below a summary of earnings and earnings per share, excluding special items and discontinued operations. Earnings and earnings per share, excluding special items and discontinued operations are not financial measures required by, or calculated in accordance with, accounting principles generally accepted in the United States (GAAP). We have presented these non-GAAP financial measures with the most directly comparable GAAP financial measures and have reconciled them to such GAAP financial measures in the table below. Our management believes this information provides information about our operations and, in doing so, provides transparency to investors and enhances period-to-period comparability of performance. Our management further believes that this information enables the reader to have a clear understanding of the results of operations included in the GAAP financial statements.

	2005	2004	2003
	(in millions of dollars, except per share amounts)
Net income:
Earnings excluding discontinued operations and special items	$35.0	$24.7	$20.7
Discontinued operations (a)	—	—	14.8
Special items (b)	7.4	8.4	1.6

Net income	$42.4	$33.1	$37.1

Diluted earnings per share (c):
Earnings excluding discontinued operations and special items	$2.02	$1.43	$1.22
Discontinued operations (a)	—	—	0.88
Special items (b)	0.43	0.49	0.09

Net income	$2.45	$1.92	$2.19

(a) Discontinued operations reflect the after-tax gain on the sale of the phenolic antioxidant business.
(b) Gain on sales of corporate property	$5.0	$—	$—
Gain on insurance settlements	2.4	8.4	—
SFAS No. 143—gain on implementation	—	—	1.6

	$7.4	$8.4	$1.6

(c) Information on basic earnings per share is provided on the Consolidated Statements of Income.

Included in our results in the SG&A expense line of our Consolidated Statements of Income is a decrease of approximately $1 million in corporate expenses. This decrease in 2005 includes the impact of the cost of establishing the holding company in 2004 partially offset by a one-time charge of $600 thousand related to a foreign postretirement benefit plan. See Note 19 of the Notes to Consolidated Financial Statements for further information. When comparing 2004 and 2003, there was an increase in corporate, general, and administrative expenses of $3 million. The major components of this increase are legal expenses associated with the establishment of the holding company and costs associated with compliance with the Sarbanes-Oxley legislation.

The cost of our pensions is also a factor in comparing our earnings results from year to year. Pension expense on a pre-tax basis was $2 million higher in 2005 than 2004 and $1 million higher in 2004 than in 2003 due primarily to changes in rate assumptions.

CASH FLOWS DISCUSSION

We generated cash from operating activities of $64 million in 2005, $37 million in 2004, and $83 million in 2003.

In 2005, we realized $14 million in before-tax proceeds from the sales of corporate assets. We used these proceeds, as well as the cash flows from operating activities, to fund capital expenditures of $18 million and pay-off our outstanding bank debt of $30 million. Our book overdrafts decreased $1 million. These items resulted in an increase in cash and cash equivalents of $28 million. Cash and cash equivalents at December 31, 2005 included a $1 million negative impact from foreign currency. Included in the 2005 cash flows from operating activities were collections of $4 million related to the 2004 environmental insurance settlement, which provides for a total payment of $16 million ($8 million of which we received in 2004, $4 million of which we received in 2005 and $4 million of which we received in February 2006 in accordance with a previously agreed-upon payment schedule) and $7 million from the 2005 insurance settlement related to our premises asbestos liabilities, as well as payments of $12 million to fund our pension plans.

In 2004, we used the cash flows from operating activities, as well as $1 million of proceeds from the exercise of stock options and $5 million cash on hand, to fund capital expenditures of $15 million, to make a net repayment on bank debt of $24 million, to pay debt issuance costs of $1 million, and to purchase certain property for $3 million. Our book overdrafts increased $1 million. Included in the cash flows from operating activities was $8 million related to the 2004 environmental insurance settlement. In addition, cash flows from operating activities included cash outlays of approximately $12 million to fund certain of our pension plans.

During 2003, we generated before-tax proceeds of $28 million from the sale of the phenolic antioxidant business, as well as proceeds of $13 million from the sale of certain other assets. We used these proceeds, along with the cash generated from operations, to pay $13 million in debt issuance costs, fund capital expenditures of $12 million, and make the final payment of $3 million to Octel for TEL marketing agreements services. In addition, we made a net repayment on debt of $81 million and increased cash and cash equivalents $18 million. Our book overdraft increased $4 million. Our cash from operations included $4.8 million received from a lawsuit settlement. This settlement was related to the recovery of operating costs of $2.4 million, as well as interest income on the settlement of $2.4 million. Cash from operations of about $9 million was used to fund certain of our pension plans.

We expect that cash from operations, together with borrowing available under our credit facility, will continue to be sufficient to cover our operating expenses and planned capital expenditures for the foreseeable future.

FINANCIAL POSITION AND LIQUIDITY

We reduced our debt $31 million in 2005, $24 million in 2004, and $81 million in 2003. This comes after having reduced the debt by $46 million in 2002 and $107 million in 2001. The reduction in debt during 2005 leaves us with no bank debt drawn under our bank facility. Our debt position has improved substantially since 2001, and we are now in a leverage range where debt reduction is no longer a priority. We have begun building cash as we continue to review other options for the use of that cash.

Cash

At December 31, 2005, we had cash and cash equivalents of $56 million as compared to $29 million at the end of 2004.

We also had restricted cash of $1.4 million at December 31, 2005 and $1.7 million at December 31, 2004. Of these funds at December 31, 2005, $900 thousand was cash received from Metropolitan Life Insurance Company (Metropolitan) during 2005 and 2003. These funds amounted to $1.1 million at December 31, 2004. The funds from Metropolitan are being used to reduce the employee portion of retiree health benefit costs. The remaining $500 thousand of restricted cash at December 31, 2005 represents funds related to the issuance of a European bank guarantee. This guarantee amounted to $600 thousand at December 31, 2004.

At both December 31, 2005 and December 31, 2004, we had a book overdraft for some of our disbursement cash accounts. A book overdraft represents disbursements that have not cleared the bank accounts at the end of the reporting period. We transfer cash on an as-needed basis to fund these items as they clear the bank in subsequent periods.

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

We were in compliance with the covenants in the senior notes as of both December 31, 2005 and December 31, 2004.

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

The $100 million revolver is for working capital and other general corporate purposes for NewMarket and our subsidiaries and includes a sub-facility for letters of credit. Borrowings bear interest, at our election, at either a base rate plus a margin (50 basis points as of December 31, 2005) or LIBOR plus a margin (200 basis points as of December 31, 2005). The revolving credit facility matures on June 18, 2009. There were no borrowings outstanding at December 31, 2005 under the revolving credit facility. At December 31, 2005, we had outstanding letters of credit of $3 million, resulting in the unused portion of the revolver amounting to $97 million.

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

We were in compliance with the covenants contained in the senior credit facility as of both December 31, 2005 and December 31, 2004.

* * *

We had combined current and noncurrent long-term debt of $154 million at December 31, 2005, representing a net reduction of $31 million in our total debt since December 31, 2004. The net reduction in debt represents the pay-off of our bank debt under the revolving credit agreement. We also paid $600 thousand on the capital lease obligations.

During 2004, we paid down total debt by $24 million. The net reduction in debt represents the pay-off of $54 million on the term loan, as well as a decrease of $600 thousand on the capital lease obligations. These reductions were partially offset by the net borrowing of $30 million on the revolving credit facility. All of our debt is discussed more fully in Note 13 of the Notes to Consolidated Financial Statements.

As a percentage of total capitalization (total long-term debt and shareholders’ equity), our total debt decreased from 44.3% at the end of 2004 to 36.6% at the end of 2005. The decrease reflects the reduction in total debt, as well as the increase in shareholders’ equity due to earnings. Normally, we repay long-term debt with cash from operations, as well as with proceeds from occasional sales of business units, plant sites, or other assets.

Working Capital

At December 31, 2005, we had working capital of $245 million, resulting in a current ratio (which is defined as current assets divided by current liabilities) of 2.47 to 1. Our working capital at year-end 2004 was $220 million resulting in a current ratio of 2.57 to 1.

The increase in working capital primarily reflects a higher cash level and higher accounts receivable. The increase in accounts receivable is due to higher sales levels, reflecting both increased volumes shipped and higher prices.

Partially offsetting these were an increase in accounts payable, mostly driven by higher raw material prices and the timing of services and products received, as well as increases in accrued expenses and income taxes payable. The increase in accrued expenses is primarily the result of higher current environmental remediation costs and customer rebates. The increase in income taxes payable is primarily due to higher current year taxable income.

Capital Expenditures

We expect capital expenditures to be approximately $20 million in 2006. We expect capital spending for environmental and safety projects will be approximately $7 million to $8 million in 2006 due to modifications needed at our facilities to meet the Miscellaneous Organic Natural Emissions Standards for Hazardous Air Pollutants regulation. We expect to continue to finance capital spending through cash provided from operations, together with borrowing available under our senior credit facility.

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

Environmental Expenses

We spent approximately $13 million in 2005, $14 million in 2004, and $13 million in 2003 for environmental operating and clean-up costs, excluding depreciation of previously capitalized expenditures. Of these amounts, the ongoing costs of operations were $13 million in both 2005 and 2004 and $11 million in 2003. The balance represents clean-up, or remediation and monitoring costs. These environmental operating and clean-up expenses are included in cost of goods sold. In 2006, we expect environmental operating and remediation costs to be about the same as 2005. Further, we expect to continue to fund these costs through cash provided by operations.

Contractual Obligations

The table below shows our year-end contractual obligations by year due.

	Payments due by period (in millions of dollars)
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long-term debt (a)	$150	$—	$—	$150	$—
Interest payable on long-term debt and capital lease obligations	61	14	27	20	—
Letters of credit (b)	3	—	—	—	3
Capital lease obligations (c)	10	2	4	4	—
Operating leases	31	10	10	5	6
Property, plant, and equipment purchase obligations	2	2	—	—	—
Raw material purchase obligations (d)	157	66	91	—	—
Other long-term liabilities (e)	28	21	4	1	2

	$442	$115	$136	$180	$11

(a)	Amounts represent contractual payments due on the senior notes.
(b)	We intend to renew letters of credit when necessary as they mature; therefore, the obligations do not have a definitive maturity date.
(c)	Amounts represent the debt obligation under the capital lease, as well as future minimum lease payments in excess of the capital lease debt obligation.
(d)	Raw material purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on Afton or Ethyl and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

Purchase orders made in the ordinary course of business are excluded from the above table. Any amounts for which we are liable under purchase orders are reflected in our Consolidated Balance Sheets as accounts payable and accrued liabilities.
(e)	These represent other long-term liability amounts reflected in our Consolidated Balance Sheets that have known payment streams. Amounts include asset retirement obligations and contributions associated with pension and postretirement benefit plans. Amounts accrued for the potential exposure with respect to litigation, claims, and assessments are not included in the table above.

Under the TEL marketing agreements with Octel, we are required to provide approximately one-third of the cost of product sold to customers in the territory from our inventory or post an equivalent dollar value deposit with Octel. The value of our available inventory fell below the requirement at year-end 2000 and was substantially depleted at year-end 2001 as it was utilized for sales under the agreements. The dollar value requirement was $13 million at December 31, 2005 and $14 million at December 31, 2004. We now cover this requirement of the marketing agreements through the value of a working capital advance to Octel. This advance is being repaid to us as the requirement decreases and will be paid in full at the end of the agreements. These amounts have been recorded in other assets and deferred charges. See Note 10 of the Notes to Consolidated Financial Statements.

Pension and Postretirement Benefit Plans

We apply SFAS No. 87, “Employers’ Accounting for Pensions” (SFAS 87) and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (SFAS 106) to account for our pension and postretirement plans. We use a December 31 measurement date to determine our pension and postretirement expenses and related financial disclosure information. Additional information on our pension and postretirement plans is in Note 19 of the Notes to Consolidated Financial Statements.

Investment Return Assumptions under SFAS 87 and Asset Allocation—We periodically review our assumptions for the long-term expected return on pension plan assets. As part of the review and to develop expected rates of return, we considered, with the assistance of our independent consulting actuaries, a stochastic analysis of expected returns based on the domestic plans’ asset allocation as of both January 1, 2004 and January 1, 2005. This forecast reflects our expected long-term rates of return for each significant asset class or economic indicator. As of January 1, 2006, the expected rates were 9.4% (9.7% last year) for U.S. large cap stocks, 5.7% (6.1% last year) for U.S. long-term corporate bonds, and 2.8% (2.8% last year) for inflation. The range of returns developed relies both on forecasts and on broad-market historical benchmarks for expected return, correlation, and volatility for each asset class.

While the expected investment return assumption is long-term in nature, the range of reasonable returns has dropped over the past few years as a consequence of lower inflation and lower bond yields. In addition, although our asset allocation is predominantly weighted toward equities, a review of our investments indicates a slightly lower expected long-term rate of return for our domestic plans than we have had for the past several years. Accordingly, we have reduced the rate by 25 basis points to 8.75% at December 31, 2005.

Actuarial losses, where the actual return was less than the expected return, resulted during 2005 and 2004. The one-year investment return was lower than the long-term assumption by about $4 million in 2005 and $1 million in 2004 for all of our domestic pension plans. By contrast, actual investment return exceeded assumed return in 2003 by approximately $3 million. Investment losses enter earnings on an amortized basis so that recent years’ losses resulted in increased expense of approximately $600 thousand in 2005, as well as an expected $300 thousand increased expense in 2006. We expect that there will be continued volatility in pension expense as actual investment returns vary from the expected return, but we continue to believe the potential benefits justify the risk premium for equity investments.

Pension expense is sensitive to changes in the expected return on assets. For example, decreasing the expected rate of return by 25 basis points to 8.50% (while holding other assumptions constant) would increase the forecasted 2006 expense for our domestic pension plans by approximately $200 thousand. Similarly, a 25 basis point increase in the expected rate of return to 9.00% (while holding other assumptions constant) would reduce forecasted 2006 pension expense by approximately $200 thousand.

Discount Rate Assumption under SFAS 87 and SFAS 106—We utilize the Citigroup Pension Discount Curve (discount curve) and Liability Index in developing the discount rate assumption. We apply the expected cash flows of the specific defined benefit retirement plan to the interest rates provided in the discount curve. The rate is developed based on the discount curve on the last day of December. The discount rate at December 31, 2005 was 5.5%.

Pension expense is also sensitive to changes in the discount rate. For example, decreasing the discount rate by 25 basis points to 5.25% (while holding other assumptions constant) would increase the forecasted 2006 expense for our domestic pension plans by approximately $400 thousand. A 25 basis point increase in the discount rate to 5.75% would reduce forecasted 2006 pension expense by approximately $400 thousand.

Rate of Projected Compensation Increase—We have reduced our rate of projected compensation increase at December 31, 2005 by 25 basis points to 3.75%. The reduction was based on an analysis of our projected compensation increases for the foreseeable future.

Liquidity—Cash contribution requirements to the pension plan are sensitive to changes in assumed interest rates in the same manner as pension expense. We expect our aggregate domestic cash contributions, before income taxes, will be approximately $7 million in 2006, while foreign cash contributions will be approximately $6 million.

Other Assumptions under SFAS 106—During 2002, we reviewed our assumption for the health care cost trend rate under SFAS 106. This review was done with reference to cost increases in our own plans, as well as broader market increases in employer-provided health care costs and observations of SFAS 106 assumptions used by other large employers. Consequently, as of December 31, 2002, we increased our assumption for the health care cost trend rate substantially to a rate of 11% in 2002 scaling down to 5.5% over the next ten years. Previously, the health care cost trend rate was 6% to 7%. The assumption of declining inflation is consistent with the expectation that medical cost increases will abate after several years of double-digit growth. We have reviewed these assumptions and believe they continue to be appropriate for 2005.

The expected long-term rate of return on our postretirement plans is 7%. This rate varies from the pension rate of 8.75% primarily because of the difference in investment of assets. The assets of the postretirement plan are held in an insurance contract, which results in a lower assumed rate of investment return.

OUTLOOK

We believe we are in a strong financial position today. After meeting all of our obligations, we expect to continue to generate free cash of approximately $40 million to $50 million. Our overall strategy has not changed. It is our intent to leverage our financial strength to grow the business, with acquisitions being our preference. While we are looking at numerous industries, our primary focus in the acquisition area remains on the petroleum additives industry. We believe that in the current mergers and acquisition environment this industry will provide the greatest opportunity for a good return on investment while minimizing risk. As we have stated in the past, we plan to be patient. We have many internal opportunities for growth in the near term. We will wait and make the right acquisition for our company when the opportunity arises.

With no bank debt on the balance sheet and with $150 million in senior notes that are not callable until May 1, 2007, we are building excess cash. We are considering a full range of uses for this cash. We announced in the fourth quarter 2005 that our board had approved a common stock repurchase program of up to $50 million. In addition, on February 23, 2006, the Board of Directors declared a quarterly dividend in the amount of $0.125 per share on the common stock of the corporation. The dividend is payable April 3, 2006 to shareholders of record on March 16, 2006.

We will also be investigating a range of other investments. We will balance all of these options with the likelihood of merger and acquisition activity and decide on the best course of action to increase shareholder value.

Petroleum Additives

We had success in 2005 by growing our business through helping our customers be successful in their marketplace. Our strategy is twofold: cost management in those areas that are commodity-like in their characteristics through reformulations and new component introduction and growth through product differentiation in the other areas where margins are higher.

Looking ahead, we intend to continue with this same strategy. However, the high cost of raw materials, plus the recent sharp rise on freight and energy costs, continues to be a major concern for us and will be a significant variable in our ultimate profitability in 2006. We have instituted multiple price increases in 2005 but have yet to restore the margins to the level that existed prior to the cost increases that have occurred since 2003. We were expecting that the rate of increase of raw materials might slow in 2006, but early signs are not encouraging. A major supplier of base oil introduced a record price increase effective February 1, 2006. Basic chemicals that we buy such as polyisobutylene, maleic anhydride, ethylene amine, and alpha olefins continue to move up in price. It is obvious to us that we may not have yet reached the peak of the cost of our purchased raw materials. We intend to be active in the market to recover these costs.

We expect to continue on the momentum we gained in 2005 and expect that petroleum additives will have a higher operating profit in 2006 than 2005.

TEL

This segment continued to contribute to the overall profitability of NewMarket in 2005. As we have communicated over the past several years, this product is being phased out around the world and we expect it to show year on year declines in demand for the next few years. Our plans are to continue to manage costs within this business and to raise prices to reflect the economic value of the product.

While TEL has been a significant contributor of profits and cash for many years, we expect that it will continue to be a declining contributor to the profit and cash flows of the corporation in the years to come. We expect to earn less from TEL in 2006 than 2005.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

It is our goal to clearly present our financial information in a manner that enhances the understanding of our sources of earnings and cash flows, as well as our financial condition. We do this by including the information required by the SEC, as well as additional information that gives further insight into our financial operations.

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

As discussed in various sections of this Annual Report on Form 10-K, we have made certain payments related to our TEL marketing agreements. We made the final payment of $3 million in 2003. The unamortized total is $13 million at December 31, 2005. We are amortizing these costs on an accelerated basis using a declining balance method over the life of the contracts. We believe this is the appropriate methodology and time period for this amortization based on the facts and circumstances of our TEL operations and the estimated product life of TEL. The customer base of TEL is significantly concentrated in a few countries and when conditions change that cause a shorter product life or other restrictions outside of our control, the amortization period is adjusted accordingly. Any adjustment to the amortization period would impact earnings, but would have no effect on cash flows. We continue to keep our accounting for this issue current with the business conditions.

During the second quarter 2005, Octel advised us that one of the major TEL customers under our marketing agreements had indicated that it was discontinuing the use of TEL earlier than we had previously expected. Because of this development, we evaluated the prepayment for marketing agreement services for impairment and concluded the unamortized value at December 31, 2005 is not impaired. We adjusted the rate of amortization from a 20% declining balance method to a 30% declining balance method. In addition, based on revised projections of product shipments and product life expectancy, the amortization period is expected to run through 2009. The changes increased amortization cost in 2005 by $700 thousand. The total amortization related to the TEL marketing agreements is currently projected to be:

•	$5.4 million in 2006,

•	$3.7 million in 2007,

•	$2.6 million in 2008, and

•	$1.8 million in 2009.

We also have certain identifiable intangibles amounting to $46 million at year-end 2005 that are discussed in Note 11 of the Notes to Consolidated Financial Statements. These intangibles relate to our petroleum additives business and are being amortized over periods with up to ten years of remaining life. We continue to assess the market related to these intangibles, as well as their specific values, and have concluded the amortization periods and values are appropriate. We also evaluate these intangibles for any potential impairment when significant events or circumstances occur that might impair the value of these assets. These evaluations continue to support the value at which these identifiable intangibles are carried on our financial statements. However, if conditions were to substantially deteriorate in this market, it could possibly cause a reduction in the periods of this amortization charge or could possibly result in a noncash write-off of a portion of the intangibles’ carrying value. A reduction in the amortization period would have no cash effect. While we do not anticipate such a change in the market conditions, this disclosure is provided to enhance the understanding of the factors involved.

We have made disclosure of our environmental issues in Item 1 of this Annual Report on Form 10-K, as well as in the Notes to Consolidated Financial Statements. We believe our environmental accruals are appropriate for the exposures and regulatory guidelines under which we currently operate. While we currently do not anticipate significant changes to the many factors that could impact our environmental requirements, we continue to keep our accruals consistent with these requirements as they change.

Also, as noted in the discussion of Legal Proceedings in Item 3 of this Annual Report on Form 10-K, while it is not possible to predict or determine the outcome of any legal proceeding, we do not believe that we will experience any material adverse effects on our results of operations or financial condition as a result of any pending or threatened proceeding.

We use assumptions to record the impact of the pension and postretirement plans in the financial statements. These assumptions include the discount rate, expected long-term rate of return on plan assets, rate of compensation increase, and health-care cost trend rate. A change in any one of these assumptions could result in different results for the plans. We develop these assumptions after considering advice from a major global actuarial consulting firm. Information is provided on the pension and postretirement plans in Note 19 of the Notes to Consolidated Financial Statements. In addition, further disclosure on the effect of changes in these assumptions is provided in the “Financial Position and Liquidity” section of Item 7.

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections,” (SFAS 154). SFAS 154 replaces Accounting Principles Board Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and is effective for fiscal years beginning after December 15, 2005. SFAS 154 addresses the accounting and reporting of a change in accounting principle. We do not expect SFAS 154 to have a material impact on our financial statements, unless we adopt a change in accounting principle.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” In general, SFAS 123R provides guidance in accounting for transactions in which a company obtains employee services in exchange for share-based payments. SFAS 123R requires that the cost from share-based payment transactions be recognized in the financial statements and be determined using a fair-value-based measurement method. SFAS 123R was to be effective for interim periods beginning after June 15, 2005. In April 2005, the SEC delayed the effective date to the first fiscal year beginning after June 15, 2005. SFAS 123R applies to all share-based payment transactions initiated or modified after the effective date. Since all of our exercisable stock options are fully vested, we do not expect SFAS 123R to have a material impact on our financial results unless we grant an additional share-based payment. We adopted this standard prospectively on January 1, 2006.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4.” The statement clarifies the accounting for idle facility expense, freight, handling costs, and wasted material by requiring that these costs always be included in current period charges. This standard is effective for fiscal years beginning after June 15, 2005. We adopted this standard on January 1, 2006. We do not expect SFAS No. 151 to have a material impact on our financial statements.

In September 2005, Emerging Issues Task Force (EITF) 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” was issued. The EITF addressed under which circumstances inventory purchase and sales transactions with the same counterparty should be considered a single exchange transaction, as well as under which circumstances nonmonetary exchanges of inventory within the same line of business should be recognized at fair value. The EITF is effective for the first interim or annual period beginning after March 15, 2006. We do not expect this EITF to have a material impact on our financial statements.

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to many market risk factors, including fluctuations in interest and foreign currency rates, as well as changes in the cost of raw materials and marketable security prices. These risk factors may affect our results of operations, cash flows, and financial position.

We manage these risks through regular operating and financing methods, including the use of derivative financial instruments. When we have derivative instruments, they are with major financial institutions and are not for speculative or trading purposes. Also, as part of our financial risk management, we regularly review significant contracts for embedded derivatives. As of December 31, 2005, based on our review, we had no contracts with an embedded derivative.

The following analysis presents the effect on our earnings, cash flows, and financial position as if the hypothetical changes in market risk factors occurred at year-end 2005. We analyzed only the potential impacts of our hypothetical assumptions. This analysis does not consider other possible effects that could impact our business.

Interest Rate Risk

At December 31, 2005, we had total debt of $154 million with none of that amount at variable interest rates. Because all of our debt at year-end was at a fixed rate, there was no interest rate risk at the end of the year. If we were to borrow under our revolving credit facility in the future, we would experience interest rate risk based on the interest rates available to us at that time.

Since all of our debt at year-end 2005 is at a fixed rate, a hypothetical 10% decrease in interest rates, holding all other variables constant, would have resulted in a change of $5 million in fair value of our debt.

Foreign Currency Risk

We sell to customers in foreign markets through our foreign subsidiaries, as well as through export sales from our plants in the United States. These transactions are often denominated in currencies other than the U.S. dollar. Our primary currency exposures are the European Union euro, British pound sterling, Japanese yen, and Canadian dollar.

We sometimes enter into forward contracts as hedges to minimize the fluctuation of accounts receivable denominated in foreign currencies. During 2004, we entered into $26 million of Euro-denominated forward contracts to minimize currency exposure from expected cash flows from foreign operations. The contracts all matured in 2005. There were no outstanding forward contracts at December 31, 2005.

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

Marketable Security Price Risk

At year-end 2005, our marketable securities had a fair value of $136 thousand, including net unrealized gains of $30 thousand. The estimated loss in the fair value resulting from a hypothetical 10% decrease in the price would have been $14 thousand.

Since the securities are classified as “available for sale,” adjustments to fair value of a temporary nature are reported in accumulated other comprehensive loss, and would not impact our results of operations or cash flows until such time that the securities are sold or that the impairment is determined to be other than temporary in nature.

* * *

FINANCIAL POLICY

NewMarket Corporation’s Financial Standards—Our goal is to present clearly NewMarket’s financial information to enhance your understanding of our sources of earnings and cash flows and our financial condition.

Management’s Report on the Financial Statements—NewMarket prepared the financial statements and related notes in accordance with GAAP. In doing so, management made informed judgments and estimates of the expected effects of certain events and transactions on the reported amounts of assets and liabilities at the dates of the financial statements. The same is true for the reported amounts of revenues and expenses during these reporting periods. Financial data appearing elsewhere in this Annual Report on Form 10-K is consistent with these financial statements. However, actual results could differ from the estimates on which these financial statements are based.

PricewaterhouseCoopers LLP (PwC), an independent registered public accounting firm, audited NewMarket’s consolidated financial statements as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, in accordance with the standards of the Public Company Accounting Oversight Board (United States).

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of NewMarket Corporation:

We have completed integrated audits of NewMarket Corporation’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of NewMarket Corporation and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 15 to the consolidated financial statements, the Company changed the manner in which it accounts for asset retirement costs as of January 1, 2003.

Internal control over financial reporting

Also, in our opinion, management’s assessment included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Richmond, Virginia

February 23, 2006

NewMarket Corporation & Subsidiaries

Consolidated Statements of Income

	Years Ended December 31
	2005	2004	2003
	(in thousands except per-share amounts)
Net sales	$1,075,544	$894,109	$756,341
Cost of goods sold	875,286	715,809	590,430

Gross profit	200,258	178,300	165,911
Operating profit from TEL marketing agreements services	23,154	33,226	29,603
Selling, general, and administrative expenses	96,810	96,855	88,090
Research, development, and testing expenses	65,394	65,356	57,865
Special item income	11,668	13,245	—

Operating profit	72,876	62,560	49,559
Interest and financing expenses, net	16,849	18,254	21,128
Other income, net	925	324	911

Income from continuing operations before income taxes	56,952	44,630	29,342
Income tax expense	14,571	11,572	8,718

Income from continuing operations	42,381	33,058	20,624
Discontinued operations
Gain on disposal of business (net of tax)	—	—	14,805

Income before cumulative effect of accounting change	42,381	33,058	35,429
Cumulative effect of accounting change (net of tax)	—	—	1,624

Net income	$42,381	$33,058	$37,053

Basic earnings per share
Income from continuing operations	$2.49	$1.95	$1.23
Discontinued operations (net of tax)	—	—	.88
Cumulative effect of accounting change (net of tax)	—	—	.10

	$2.49	$1.95	$2.21

Diluted earnings per share
Income from continuing operations	$2.45	$1.92	$1.22
Discontinued operations (net of tax)	—	—	.88
Cumulative effect of accounting change (net of tax)	—	—	.09

	$2.45	$1.92	$2.19

Shares used to compute basic earnings per share	17,028	16,916	16,733

Shares used to compute diluted earnings per share	17,320	17,199	16,940

See accompanying Notes to Consolidated Financial Statements.

NewMarket Corporation & Subsidiaries

Consolidated Balance Sheets

	December 31
	2005	2004
	(in thousands except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$56,413	$28,778
Restricted cash	1,419	1,706
Trade and other accounts receivable, net	186,678	158,423
Receivable—TEL marketing agreements services	2,782	3,298
Inventories	151,999	157,789
Deferred income taxes	9,289	7,874
Prepaid expenses	3,119	2,387

Total current assets	411,699	360,255

Property, plant, and equipment, at cost	764,945	777,105
Less accumulated depreciation and amortization	610,939	610,876

Net property, plant, and equipment	154,006	166,229

Prepaid pension cost	18,316	20,101
Deferred income taxes	23,157	4,367
Other assets and deferred charges	44,480	68,961
Intangibles, net of amortization	49,874	56,282

TOTAL ASSETS	$701,532	$676,195

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$88,350	$75,719
Accrued expenses	58,847	52,710
Book overdraft	4,222	5,015
Long-term debt, current portion	640	601
Income taxes payable	14,728	6,138

Total current liabilities	166,787	140,183

Long-term debt	153,189	183,837
Other noncurrent liabilities	115,496	120,293
Commitments and contingencies (Note 18)

Shareholders’ equity:
Common stock and paid in capital (without par value; authorized shares—80,000,000; outstanding—17,081,559 at December 31, 2005 and 16,980,759 at December 31, 2004)	85,162	84,724
Accumulated other comprehensive loss	(30,511)	(21,870)
Retained earnings	211,409	169,028

	266,060	231,882

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$701,532	$676,195

See accompanying Notes to Consolidated Financial Statements.

NewMarket Corporation & Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Common Stock and Paid in Capital		Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Shareholders’ Equity

	Shares	Amount
	(in thousands except share amounts)

Balance at December 31, 2002	16,689,009	$83,455	$(29,294)	$98,917	$153,078
Comprehensive income:
Net income				37,053	37,053
Changes in (net of tax):
Foreign currency translation adjustments			9,561		9,561
Unrealized gains on marketable securities			588		588
Minimum pension liability			(1,019)		(1,019)

Total comprehensive income					46,183

Stock options exercised	97,000	422			422

Balance at December 31, 2003	16,786,009	83,877	(20,164)	135,970	199,683

Comprehensive income:
Net income				33,058	33,058
Changes in (net of tax):
Foreign currency translation adjustments			3,231		3,231
Unrealized gains on marketable securities			178		178
Minimum pension liability			(4,170)		(4,170)
Derivative net loss			(945)		(945)

Total comprehensive income					31,352

Stock options exercised	194,750	847			847

Balance at December 31, 2004	16,980,759	84,724	(21,870)	169,028	231,882

Comprehensive income:
Net income				42,381	42,381
Changes in (net of tax):
Foreign currency translation adjustments			(7,237)		(7,237)
Unrealized loss on marketable securities			(127)		(127)
Minimum pension liability			(2,222)		(2,222)
Derivative net gain			945		945

Total comprehensive income					33,740

Stock options exercised	100,800	438			438

Balance at December 31, 2005	17,081,559	$85,162	$(30,511)	$211,409	$266,060

See accompanying Notes to Consolidated Financial Statements.

NewMarket Corporation & Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31
	2005	2004	2003
	(in thousands)
Cash and Cash Equivalents at Beginning of Year	$28,778	$33,367	$15,488

Cash Flows from Operating Activities
Net income	42,381	33,058	37,053
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	34,506	42,191	46,256
Amortization of deferred financing costs	1,890	2,584	4,135
Noncash pension expense	12,956	10,803	9,389
Deferred income tax (benefit) expense	(15,741)	3,401	3,057
Gains on sales of corporate property	(7,800)	—	—
Gain on insurance settlement	(3,868)	(13,245)	—
Gain on sale of phenolic antioxidant business	—	—	(23,196)
Cumulative effect of accounting change	—	—	(2,549)
Change in assets and liabilities:
Trade and other accounts receivable, net	(36,516)	(13,420)	(6,352)
Receivable—TEL marketing agreements services	516	(842)	4,962
Inventories	(951)	(28,613)	(11,448)
Prepaid expenses	(784)	1,569	(1,328)
Accounts payable and accrued expenses	17,890	19,077	21,120
Income taxes payable	15,385	(10,898)	3,627
Cash pension contributions	(12,265)	(12,195)	(8,888)
Proceeds from insurance settlement	11,150	7,650	—
TEL working capital advance	1,499	(3,522)	1,693
Proceeds from legal settlement	—	—	4,825
Other, net	3,747	(789)	603

Cash provided from operating activities	63,995	36,809	82,959

Cash Flows from Investing Activities
Capital expenditures	(17,830)	(14,650)	(11,617)
Purchase of certain property	—	(3,323)	—
Proceeds from sale of phenolic antioxidant business	—	—	27,770
Proceeds from sale of certain assets	13,721	—	12,576
Prepayment for TEL marketing agreements services	—	—	(3,200)
Other, net	64	255	446

Cash (used in) provided from investing activities	(4,045)	(17,718)	25,975

Cash Flows from Financing Activities
Repayments of debt—old agreements	—	(53,807)	(284,519)
Net (repayments) borrowings under revolving credit agreement	(30,000)	30,000	—
Issuance of senior notes and term loan	—	—	265,000
Repayments on term loan	—	—	(61,193)
Change in book overdraft	(793)	1,101	3,904
Debt issuance costs	—	(1,280)	(13,299)
Proceeds from exercise of options	438	847	422
Decrease in capital lease	(609)	(572)	(538)

Cash used in financing activities	(30,964)	(23,711)	(90,223)

Effect of foreign exchange on cash and cash equivalents	(1,351)	31	(832)
Increase (decrease) in cash and cash equivalents	27,635	(4,589)	17,879

Cash and Cash Equivalents at End of Year	$56,413	$28,778	$33,367

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

(tabular amounts in thousands, except per-share amounts)

1.    Summary of Significant Accounting Policies

Consolidation—Our consolidated financial statements include the accounts of NewMarket Corporation and subsidiaries. All significant intercompany transactions are eliminated upon consolidation. References to “we,” “our,” and “NewMarket,” are to NewMarket Corporation and its subsidiaries on a consolidated basis, unless the context indicates otherwise.

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

Following the establishment of the holding company structure, we completed the internal restructuring of our subsidiaries as a result of which, NewMarket became the parent company of two operating companies, each managing its own assets and liabilities. Those companies are Afton, which focuses on petroleum additive products; and Ethyl, representing certain manufacturing operations and the TEL business. NewMarket also became the parent company of NewMarket Services, which provides various administrative services to NewMarket, Afton, and Ethyl.

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

Revenue Recognition—Our policy is to recognize revenue from the sale of products when title and risk of loss have transferred to the buyer, the price is fixed and determinable, and collectibility is reasonably assured. Provisions for rebates to customers are recorded in the same period the related sales are recorded. Freight costs incurred on the delivery of product are included in cost of goods sold. The majority of our sales are sold FOB (“free on board”) shipping point or on an equivalent basis. Our standard terms of delivery are included in our contracts, sales order confirmation documents, and invoices.

Cash and Cash Equivalents—Our cash equivalents generally consist of government obligations and commercial paper which mature in less than 90 days. We state cash and cash equivalents at cost, which approximates fair value.

Accounts Receivable—We record our accounts receivable at net realizable value. We maintain an allowance for doubtful accounts for estimated losses resulting from our customers not making required payments. We determine the adequacy of the allowance by periodically evaluating each customer’s receivable balance, considering our customers’ financial condition and credit history, and current economic conditions.

Inventories—NewMarket values its petroleum additives and TEL inventories at the lower of cost or market, with cost primarily determined on the last-in, first-out (LIFO) basis. In certain countries where the LIFO method is not permitted, we primarily use the first-in, first-out (FIFO) method. A small amount is valued using the weighted-average method. Inventory cost includes raw materials, direct labor, and manufacturing overhead.

Property, Plant, and Equipment—We state property, plant, and equipment at cost and compute depreciation by the straight-line method based on the estimated useful lives of the assets. NewMarket capitalizes

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

expenditures for significant improvements that extend the useful life of the related property. We expense repairs and maintenance, including plant turnaround costs, as incurred. When property is sold or retired, we remove the cost and accumulated depreciation from the accounts and any related gain or loss is included in income.

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

Impairment of Long-Lived Assets—When significant events or circumstances occur that might impair the value of long-lived assets, we evaluate recoverability of the recorded cost of these assets. Assets are considered to be impaired if their carrying value is not recoverable from the estimated undiscounted cash flows associated with the assets. If we determine an asset is impaired and its recorded cost is higher than fair market value based on the estimated present value of future cash flows, we adjust the asset to fair market value.

Environmental Costs—NewMarket capitalizes environmental compliance costs if they extend the useful life of the related property or prevent future contamination. Environmental compliance costs also include maintenance and operation of pollution prevention and control facilities. We expense these compliance costs as incurred.

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

Employee Savings Plan—Most of our full-time salaried and hourly employees may participate in defined contribution savings plans. Employees who are covered by collective bargaining agreements may also participate in a savings plan according to the terms of their bargaining agreements. Employees, as well as NewMarket, contribute to the plans. We made contributions of $2 million in 2005, 2004, and 2003 related to these plans.

Research, Development, and Testing Expenses—NewMarket expenses all research, development, and testing costs as incurred. Of the total research, development, and testing expenses, those related to new products and processes were $34 million in 2005, $33 million in 2004, and $28 million in 2003.

Income Taxes—We recognize deferred income taxes for temporary differences between the financial reporting basis and the income tax basis of assets and liabilities. We also adjust for changes in tax rates and laws at the time the changes are enacted. A valuation allowance is recorded when it is more likely than not that a deferred tax asset will not be realized.

Derivative Financial Instruments—We have used derivative financial instruments to manage the risk of foreign currency exchange. NewMarket does not enter into derivative financial instruments for trading or

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

speculative purposes. We record these derivative financial instruments at fair value. When using derivative instruments for cash flow hedge purposes, we record realized gains and losses in net income, and unrealized gains and losses in accumulated other comprehensive loss.

Earnings Per Share—Basic earnings per share reflect reported earnings divided by the weighted-average number of common shares outstanding. Diluted earnings per share include the effect of dilutive stock options outstanding during the year. See Note 2 of the Notes to Consolidated Financial Statements.

Stock-Based Compensation—We account for the stock-based compensation plan using the intrinsic-value method. Under this method, we do not record compensation cost unless the quoted market price of the stock at grant date or other measurement date exceeds the amount the employee must pay to exercise the stock option. See Note 29 of the Notes to Consolidated Financial Statements for information on an accounting standard which we adopted January 1, 2006 related to the accounting for stock-based compensation under a fair-value measurement method. See Note 16 of the Notes to Consolidated Financial Statements for further information on our stock-based compensation plan. The following table illustrates the effect on net income and earnings per share as if we had applied the fair-value method of accounting for the stock-based compensation plan.

	Years Ended December 31
	2005	2004	2003
Net income, as reported	$42,381	$33,058	$37,053
Less: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(23)	(123)	(327)

Pro forma net income	$42,358	$32,935	$36,726

Earnings per share:
Basic, as reported	$2.49	$1.95	$2.21

Basic, pro forma	$2.49	$1.95	$2.19

Diluted, as reported	$2.45	$1.92	$2.19

Diluted, pro forma	$2.45	$1.92	$2.17

Investments—We classify marketable securities as “available for sale” and record them at fair value with the unrealized gains or losses, net of tax, included as a component of shareholders’ equity in accumulated other comprehensive loss. The fair value is determined based on quoted market prices.

When applicable, we use the equity method of accounting for investments in which we have ownership or partnership equity of 20% to 50% or have the ability to exert significant influence.

When a decline in the fair value of a marketable security is considered other than temporary, we writedown the investment to market value with a corresponding charge to earnings.

Estimates and Risks Due to Concentration of Business—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

In addition, our financial results can be influenced by certain risk factors. Some of our significant concentrations of risk include the following:

•	Reliance on a small number of significant customers;

•	Customers concentrated in the fuel and lubricant industries;

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

•	Production of several of our products solely at one facility; and

•	Political, social, economic, and regulatory factors associated with various regions around the world.

Reclassifications—We made certain reclassifications in the prior year consolidated financial statements and the related notes to conform to the current presentation.

2.    Earnings Per Share

Basic and diluted earnings per share are calculated as follows:

	Years Ended December 31
	2005	2004	2003
Basic earnings per share
Numerator:
Income from continuing operations, as reported	$42,381	$33,058	$20,624

Denominator:
Average number of shares of common stock outstanding	17,028	16,916	16,733

Basic earnings per share	$2.49	$1.95	$1.23

Diluted earnings per share
Numerator:
Income from continuing operations, as reported	$42,381	$33,058	$20,624

Denominator:
Average number of shares of common stock outstanding	17,028	16,916	16,733
Shares issuable upon exercise of stock options	292	283	207

Total shares	17,320	17,199	16,940

Diluted earnings per share	$2.45	$1.92	$1.22

Options are not included in the computation of diluted earnings per share when the option exercise price exceeds the average market price of the underlying common share. During both 2005 and 2004, we had outstanding options to purchase 50,000 shares of common stock at an exercise price of $44.375 per share. In 2003, we had outstanding options to purchase 273,200 shares of common stock at an exercise price of $62.50 per share, as well as 50,000 shares of common stock at an exercise price of $44.375 per share. These options were not included in the computation of diluted earnings per share as the respective exercise prices exceeded the average market price of the underlying share of NewMarket common stock.

3.    Operations of Discontinued Business

Following an extensive assessment of our phenolic antioxidant business, we concluded this business was not part of our future core business or growth goals. On January 21, 2003, we completed the sale of our phenolic antioxidant business to Albemarle.

As part of the transaction, we sold accounts receivable and inventory, as well as property, plant, and equipment at the Orangeburg, South Carolina facility. The net book value of the property, plant, and equipment was zero.

We recognized a gain of $23.2 million ($14.8 million after tax) in first quarter 2003 related to this transaction.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

4.    TEL Marketing Agreements Services

On October 1, 1998, Ethyl entered into marketing agreements with Octel to market and sell TEL in all world areas except for North America and the European Economic Area (Octel marketing agreements). Sales made under the Octel marketing agreements are in the name of Octel. We provided certain bulk distribution, marketing, and other services related to sales made under these agreements. Octel produces the TEL marketed under this arrangement and also provides marketing and other services.

Effective January 1, 2000, Ethyl’s Swiss subsidiaries entered into TEL marketing agreements with Alcor Chemie AG and Alcor Chemie Vertriebs AG, a subsidiary of Octel, (collectively, Alcor), to market and sell TEL outside North America and the European Economic Area (Alcor marketing agreements). Octel purchased Alcor, another TEL producer, in the fall of 1999. These agreements are similar to the Octel marketing agreements. On April 19, 2000, Ethyl’s Swiss subsidiaries made a payment of $39 million to Alcor as a prepayment for services provided under the terms of the Alcor marketing agreements. This payment was funded under our then-existing loan agreements.

During 2001, the Alcor marketing agreements were amended to include the proceeds from the sale of TEL resulting from agreements entered into by an Alcor subsidiary. These agreements are with Veritel Chemicals BV (Veritel) and its parent company, General Innovative Investment NV (GII), and provide for the exclusive right to market and sell TEL sourced from Veritel in certain areas of the world, excluding primarily the United States and the Russian Federation. Veritel is party to supply agreements granting it the exclusive right to distribute TEL manufactured by OAO Sintez, a Russian company, to areas outside the United States and the Russian Federation. The amended Alcor marketing agreements are effective for an initial period from January 1, 2000 to December 31, 2010, but may be extended under certain circumstances. Under the amended Alcor marketing agreements, Ethyl’s Swiss subsidiaries agreed to pay Alcor up to $22 million, representing an increase in the prepayment for services in proportion to the expanded agreements. Ethyl’s Swiss subsidiaries made an initial payment of $2.5 million to Alcor in December 2001 as a payment for services under the terms of the amended Alcor marketing agreements. We recorded this amount as a liability at year-end 2001. The payments under the amended Alcor marketing agreements were completed during 2003.

The payments related to the amended Alcor marketing agreements are being amortized over the life of the agreements using a declining balance method which is designed to be in proportion to future cash flows and services from the Alcor marketing agreements as a result of declining volumes. During 2005, Octel advised us that one of the major TEL customers under our marketing agreements had discontinued the use of TEL earlier than we had previously expected. Because of this development, we evaluated the prepayment for TEL marketing agreement services for impairment and concluded the unamortized value reflected in our consolidated financial statements is not impaired. We adjusted the rate of amortization for these prepayments from a 20% declining balance method to a 30% declining balance method. In addition, based on revised projections of product shipments and product life expectancy, the amortization period is expected to run through 2009. This change resulted in total amortization for 2005 being $700 thousand higher than previously expected. Total amortization related to the TEL marketing agreements is currently projected to be:

2006	$5.4 million

2007	$3.7 million

2008	$2.6 million

2009	$1.8 million

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

The unamortized portion of the payments totaled $13 million at year-end 2005 and $21 million at year-end 2004 and is included in the accompanying consolidated balance sheets. Related amortization expense was approximately $7 million in 2005, $8 million in 2004, and $10 million in 2003.

Under the Octel and amended Alcor marketing agreements, 32% of the net proceeds are paid to Ethyl for services provided by Ethyl. The proceeds, net of amortization, earned by Ethyl under all of these marketing agreements are reflected in the Consolidated Statements of Income under “Operating profit from TEL marketing agreements services.” Also, as part of the Octel marketing agreements, Octel purchased most of our remaining TEL inventory and used this inventory for third-party sales. Sales of inventory to Octel have been included in our net sales and cost of goods sold in the Consolidated Statements of Income. Sales of TEL to Octel were $2.5 million in 2003. There were no sales to Octel in 2005 and 2004.

Summary financial information related to the marketing agreements is presented below. The territory sales shown in the table below are not recorded as sales in our Consolidated Statements of Income. The benefit of the territory sales is reflected in the “Operating profit from TEL marketing agreements services” caption on our Consolidated Statements of Income.

	Years Ended December 31
	2005	2004	2003
Territory sales	$197,646	$251,937	$271,604
Contractual cost of sales	88,798	108,803	131,873

	108,848	143,134	139,731
Selling, general, and administrative expenses	14,169	15,632	16,973

Net proceeds for services	$94,679	$127,502	$122,758

Ethyl’s share	$30,297	$40,801	$39,282
Amortization expense and adjustments	7,143	7,575	9,679

Operating profit from TEL marketing agreements services	$23,154	$33,226	$29,603

Octel and Alcor collectively owed Ethyl approximately $3 million at both December 31, 2005 and December 31, 2004 for our share of net proceeds for services and unreimbursed costs, as provided by the marketing agreements. We received cash from these marketing agreements of $32 million in 2005, $35 million in 2004, and $49 million in 2003.

We record reimbursement of expenses as a reduction of the related expenses. Expense reimbursements received from Octel and Alcor under the marketing agreements totaled $4 million in 2005 and $5 million in both 2004 and 2003. These reimbursements were for certain bulk distribution, marketing, and other services we provided under the agreements.

Under the marketing agreements, we are required to provide approximately one-third of the cost of product sold to customers in the territory from our TEL inventory or post an equivalent dollar value deposit with Octel. Our inventories fell below the requirement at year-end 2000 due to the planned sale of inventory to Octel, under the terms of the marketing agreements. The approximate requirement is $13 million at year-end 2005 and $14 million at year-end 2004. We now cover this requirement of the marketing agreements through the value of a working capital advance to Octel. This advance is being repaid to Ethyl as the requirement decreases and will be repaid in full at the end of the marketing agreements. These amounts have been recorded in other assets and deferred charges on the consolidated balance sheets. See Note 10 of the Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

5.    Supplemental Cash Flow Information

	Years Ended December 31
	2005	2004	2003
Cash paid during the year for
Interest and financing expenses (net of capitalization)	$15,118	$15,826	$15,210
Income taxes	10,392	13,443	9,895

6.    Cash and Cash Equivalents

	December 31
	2005	2004
Cash and time deposits	$28,943	$28,633
Short-term securities	27,470	145

	$56,413	$28,778

The maturity of time deposits is less than 90 days. Our short-term securities are generally government obligations and commercial paper, which mature in less than 90 days. We state these securities at cost plus accrued income, which approximates market value. Throughout the year, we have cash balances in excess of federally insured amounts on deposit with various financial institutions.

We also had restricted cash of $1.4 million at December 31, 2005 and $1.7 million at December 31, 2004. Of these restricted funds at December 31, 2005, $900 thousand was cash received from Metropolitan during 2005 and 2003. These funds amounted to $1.1 million at December 31, 2004. The funds from Metropolitan are being used for employee benefit purposes. The remaining $500 thousand of restricted cash at December 31, 2005 represents funds related to the issuance of a European bank guarantee. This guarantee amounted to $600 thousand at December 31, 2004.

At both December 31, 2005 and December 31, 2004, we had a book overdraft for some of our disbursement cash accounts. A book overdraft represents disbursements that have not cleared the bank accounts at the end of the reporting period. We transfer cash on an as-needed basis to fund these items as the items clear the bank in subsequent periods.

7.    Trade and Other Accounts Receivable, Net

	December 31
	2005	2004
Trade receivables	$168,168	$137,414
Income tax receivables	6,162	8,053
Environmental insurance settlement receivable	4,283	3,750
Other	9,110	10,273
Allowance for doubtful accounts	(1,045)	(1,067)

	$186,678	$158,423

Bad debt expense was $1.4 million in 2004 and $1.5 million in 2003. We had no bad debt expense in 2005. The allowance for doubtful accounts amounted to $2.4 million at December 31, 2003. The decrease in the allowance for doubtful accounts between 2003 and 2004 reflects the write-off of $2.6 million resulting from the uncollectibility of an outstanding receivable from one of our petroleum additives customers.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

8.    Inventories

	December 31
	2005	2004
Finished goods and work-in-process	$121,493	$131,627
Raw materials	22,440	17,471
Stores, supplies, and other	8,066	8,691

	$151,999	$157,789

The reserve for obsolete and slow moving inventory amounted to $2 million at both December 31, 2005 and December 31, 2004. These amounts are included in the table above.

Our inventories which are stated on the LIFO basis amounted to $115 million at year-end 2005, which was below replacement cost by approximately $35 million. At year-end 2004, LIFO basis inventories were $117 million, about $25 million below replacement cost. During 2005, the petroleum additives inventory quantities were reduced resulting in a liquidation of LIFO layers. The effect of this liquidation increased net income by $400 thousand in 2005. During 2004, TEL inventory quantities were reduced resulting in a liquidation of LIFO layers and increasing net income by $200 thousand.

9.    Property, Plant, and Equipment

	December 31
	2005	2004
Land	$32,303	$36,803
Land improvements	31,145	31,271
Buildings	90,414	91,134
Machinery and equipment	596,480	595,529
Capitalized interest	7,208	15,768
Construction in progress	7,395	6,600

	$764,945	$777,105

We depreciate the cost of property, plant, and equipment generally by the straight-line method and primarily over the following useful lives:

Land improvements	5-30 years
Buildings	10-40 years
Machinery and equipment	3-15 years

Interest capitalized was $100 thousand in 2005, $200 thousand in 2004 and $100 thousand in 2003. Capitalized interest is amortized generally over the same lives as the asset to which it relates. Depreciation expense was $22 million in 2005, $27 million in 2004, and $30 million in 2003. Amortization of capitalized interest, which is included in depreciation expense, was $1.1 million in 2005 and $1.5 million in 2004 and 2003.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

10.    Other Assets and Deferred Charges

	December 31
	2005	2004
TEL prepayment for services, net of amortization	$13,484	$20,846
TEL working capital advance to Octel	12,939	14,438
Deferred financing costs, net of amortization	7,151	9,041
Environmental insurance settlement	—	4,200
Rabbi trust assets	136	2,549
Other	10,770	17,887

	$44,480	$68,961

The accumulated amortization on the TEL prepayment for services was $50 million at December 31, 2005 and $43 million at December 31, 2004. The accumulated amortization on the deferred financing fees related to our current credit agreement was $4 million at December 31, 2005 and $2 million at December 31, 2004.

11.    Intangibles, Net of Amortization

	December 31
	2005		2004
	Identifiable Intangibles
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Formulas	$85,910	$39,905	$85,910	$35,384
Contracts	40,873	40,873	40,873	40,030

	$126,783	$80,778	$126,783	$75,414

Nonamortizing intangible assets
Minimum pension liabilities	$3,869		$4,913

Aggregate amortization expense		$5,364		$6,540

Estimated amortization expense for the next five years is expected to be:

• 2006	$4,524

• 2007	$4,524

• 2008	$4,524

• 2009	$4,524

• 2010	$4,524

We amortize the cost of intangible assets by the straight-line method, over their economic lives. We generally amortize contracts over five years to ten years. Our contracts are now fully amortized. We generally amortize formulas over 20 years.

During 2003, we were notified by DSM Copolymer, Inc., our supplier of olefin copolymer viscosity index improvers, of its intent to terminate a supply contract with us in mid-2005. The contract was initially scheduled to terminate in 2012. We adjusted the amortization period of the intangible asset associated with this contract to coincide with the 2005 termination date.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

12.    Accrued Expenses

	December 31
	2005	2004
Employee benefits, payroll, and related taxes	$15,203	$14,993
Customer rebates	14,652	11,597
Environmental remediation	3,045	2,135
Environmental dismantling	4,250	1,335
Other	21,697	22,650

	$58,847	$52,710

Environmental remediation and environmental dismantling include asset retirement obligations.

13.    Long-Term Debt

	December 31
	2005	2004
Senior notes	$150,000	$150,000
Revolving credit agreement	—	30,000
Capital lease obligations	3,829	4,438

	153,829	184,438
Current maturities	(640)	(601)

	$153,189	$183,837

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

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

•	pay dividends or repurchase capital stock;

•	make certain investments;

•	sell assets or consolidate or merge with or into other companies; and

•	engage in transactions with affiliates.

We were in compliance with the covenants in the senior notes as of both December 31, 2005 and December 31, 2004

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

The $100 million revolver is for working capital and other general corporate purposes for NewMarket and our subsidiaries and includes a sub-facility for letters of credit. Borrowings bear interest, at our election, at either a base rate plus a margin (50 basis points as of December 31, 2005) or LIBOR plus a margin (200 basis points as of December 31, 2005). The revolving credit facility matures on June 18, 2009. There were no borrowings outstanding at December 31, 2005 under the revolving credit facility. At December 31, 2005, we had outstanding letters of credit of $3 million, resulting in the unused portion of the revolver amounting to $97 million.

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

We were in compliance with the covenants contained in the senior credit facility as of both December 31, 2005 and December 31, 2004.

The weighted-average interest rate on our bank debt was 5.32% in 2005, 4.77% in 2004, and 5.25% in 2003. All of our bank debt was at variable rates.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

Other Borrowings—We record our capital lease obligations at the fair market value of the related asset at the inception of the lease. Capital lease obligations, including interest, will be approximately $900 thousand each year for the next five years. The future minimum lease payments in excess of the capital lease obligation are included in the noncancelable future lease payments discussed in Note 18 of the Notes to Consolidated Financial Statements.

Principal debt payments for the next five years are scheduled as follows:

• 2006	$ 0.6 million

• 2007	$ 0.7 million

• 2008	$ 0.7 million

• 2009	$ 0.8 million

• 2010	$150.8 million

• After 2010	$ 0.1 million

14.    Other Noncurrent Liabilities

	December 31
	2005	2004
Employee benefits	$80,261	$81,445
Environmental remediation	19,832	19,786
Environmental dismantling	2,722	6,069
Asbestos litigation reserve	8,181	8,176
Other	4,500	4,817

	$115,496	$120,293

Environmental remediation and environmental dismantling include our asset retirement obligations.

15.    Asset Retirement Obligations

The cumulative effect of accounting change in 2003 reflects the gain of $2.5 million ($1.6 million after tax) recognized upon the January 1, 2003 adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143). This statement addresses accounting for the obligations and asset retirement costs associated with the retirement of tangible long-lived assets. It requires that the fair value of the liability for an asset retirement obligation be recorded when incurred instead of ratably over the life of the asset. The asset retirement costs must be capitalized as part of the carrying value of the long-lived asset. If the liability is settled for an amount other than the recorded balance, either a gain or loss will be recognized at settlement.

Our asset retirement obligations are related primarily to TEL operations. The following table illustrates the 2005 and 2004 activity associated with our asset retirement obligations.

	Years ending December 31
	2005	2004
Asset retirement obligation, beginning of year	$10,268	$13,238
Accretion expense	761	702
Liabilities incurred	675	—
Liabilities settled	(3,736)	(2,998)
Changes in expected cash flows and timing	2,292	(1,147)
Foreign currency impact	126	473

Asset retirement obligation, end of year	$10,386	$10,268

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

16.    Stock Options

On May 27, 2004, at the Ethyl annual meeting, Ethyl shareholders approved the 2004 Incentive Compensation and Stock Plan (the Plan). In connection with the holding company formation, NewMarket assumed all of Ethyl’s rights, liabilities, and obligations under the Plan. Any employee of our company or an affiliate or a person who is a member of our board of directors or the board of directors of an affiliate is eligible to participate in the Plan if the Bonus, Salary and Stock Option Committee of our Board of Directors (the Administrator), in its sole discretion, determines that such person has contributed significantly or can be expected to contribute significantly to the profits or growth of our company or its affiliates (each, a participant). Under the terms of the Plan, we may grant a participant stock awards, incentive awards, or options, which may be either incentive stock options or nonqualified stock options. Stock options entitle the participant to purchase a specified number of shares of our common stock at a price that is fixed by the Administrator at the time the option is granted; provided, however, that the price cannot be less than the shares’ fair market value on the date of grant. The maximum period in which an option may be exercised is fixed by the Administrator at the time the option is granted but, in the case of an incentive stock option, cannot exceed ten years. The Plan also permits the award of stock appreciation rights (SARs), which may only be granted with a related option, stock awards, and incentive awards.

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

A summary of NewMarket’s stock option plan is presented below in whole shares:

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at January 1	482,000	$8.50	969,200	$22.81	1,110,200	$22.04
Exercised	(100,800)	4.35	(194,750)	4.35	(97,000)	4.35
Lapsed	(2,000)	4.35	(292,450)	58.67	(44,000)	43.99

Outstanding at December 31	379,200	$9.63	482,000	$8.50	969,200	$22.81

Exercisable at December 31	329,200		324,000		377,640

Available for grant at December 31	1,500,000		1,500,000		819,771

No options were granted in 2005, 2004, or 2003.

We continue to use the intrinsic value method to account for our stock option plan. Accordingly, we have recognized no compensation cost. See “Stock-Based Compensation” of Note 1 of the Notes to Consolidated Financial Statements for pro forma net income and earnings per share as if we had applied the fair-value method of accounting. See Note 29 of the Notes to Consolidated Financial Statements for information on an accounting standard which we adopted January 1, 2006 related to the accounting for stock-based compensation.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

The following table summarizes information in whole shares about the stock options outstanding and exercisable at December 31, 2005:

	Options Outstanding			Options Exercisable
	Shares	Weighted Average		Shares	Weighted Average Exercise Price
Range of Exercise Prices		Remaining Contractual Life	Exercise Price
$ 4.35	329,200	5.80	$4.35	329,200	$4.35
44.375	50,000	0.95	44.375	—	—

$ 4.35 - 44.375	379,200	5.16	$9.63	329,200	$4.35

17.    Financial Instruments

Fair Value—We determine the fair value of our outstanding financial instruments as follows:

Cash and Cash Equivalents—The carrying value approximates fair value.

Restricted Cash—The carrying value approximates fair value.

Investments in Marketable Securities—The carrying value approximates the fair value. See Note 24 of the Notes to Consolidated Financial Statements.

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

The estimated fair values of our financial instruments are:

	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$56,413	$56,413	$28,778	$28,778
Restricted cash	$1,419	$1,419	$1,706	$1,706
Investments in marketable securities	$136	$136	$2,549	$2,549
Long-term debt, including current maturities	$(153,829)	$(151,882)	$(184,438)	$(179,289)
Foreign currency forward contracts liability	$—	$—	$(1,514)	$(1,514)

Derivatives—As part of our strategy to minimize the fluctuation of accounts receivable denominated in foreign currencies, we sometimes use foreign currency forward contracts.

During 2004, NewMarket entered into derivative instruments with maturity dates throughout 2005 to hedge the foreign currency exposure of approximately $26 million of euro-denominated intercompany sales in 2005. These cash flow hedges were highly effective since a foreign currency rate change that impacts the value of the forward contract was offset by a corresponding change in the value of the hedged euro intercompany sales.

At December 31, 2005 and December 31, 2003, there were no forward contracts outstanding. At December 31, 2004, NewMarket had $26 million euro foreign currency forward contracts outstanding. We recorded unrealized losses, which reversed in 2005, of $945 thousand, net of tax, in accumulated other comprehensive loss on these forward contracts in 2004.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

We recognized a $1 million gain on the contracts in 2005 as these contracts matured. A corresponding decrease in the U.S. dollar value of the euro-denominated intercompany sales offset this gain. NewMarket includes foreign currency transaction gains and losses in cost of sales.

18.    Contractual Commitments and Contingencies

Contractual Commitments—NewMarket has operating lease agreements primarily for office space, transportation equipment, and storage facilities. Rental expense was $18 million in 2005, $20 million in 2004, and $18 million in 2003.

Future lease payments for all noncancelable operating leases as of December 31, 2005 are:

• 2006	$10 million

• 2007	$ 6 million

• 2008	$ 4 million

• 2009	$ 3 million

• 2010	$ 2 million

• After 2010	$ 6 million

Future minimum lease payments in excess of the capital lease debt obligation as of December 31, 2005 amount to approximately $1 million for each year through 2010 and $200 thousand in 2011. We have contractual obligations for the construction of assets, as well as purchases of property and equipment of $2 million at December 31, 2005.

Under the TEL marketing agreements, we are required to provide approximately one-third of the cost of product sold to customers in the territory from our TEL inventory or post an equivalent dollar value deposit with Octel. Our inventories fell below the requirement at year-end 2000 due to the planned sale of inventory to Octel, under the terms of the agreements. The approximate requirement is $13 million at year-end 2005 and $14 million at year-end 2004. We now cover this requirement of the marketing agreements through the value of a working capital advance due from Octel. This advance is being repaid to Ethyl as the requirement decreases and will be paid in full at the end of the agreements. These amounts have been recorded in other assets and deferred charges. See Note 10 of the Notes to Consolidated Financial Statements.

During 2001, the Alcor marketing agreements were amended to include the proceeds from the sale of TEL resulting from agreements entered into by an Alcor subsidiary. Under the amended TEL marketing agreements, Ethyl’s Swiss subsidiaries were required to pay up to $22 million, representing an increase in the prepayment for services in proportion to the expanded agreements. These payments, which began in December 2001, were completed in early 2003. See Note 4 of the Notes to Consolidated Financial Statements for further information.

Litigation—We are involved in legal proceedings that are incidental to our business and include administrative or judicial actions seeking remediation under environmental laws, such as Superfund.

These proceedings include certain product liability cases. The only product liability cases of potential consequence in which we are involved are TEL-related. In one case, Ethyl was served as a defendant in a case filed in the Circuit Court for Baltimore City, Maryland, in September 1999. Smith, et al. v. Lead Industries Association, Inc., et al., alleged personal injuries for seven children from lead exposure arising from lead paint and dust from tailpipe emissions due to leaded gasoline. The court dismissed Ethyl and some other defendants

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

from the case in February 2002 and granted summary judgment to other defendants in November 2002. The plaintiffs have appealed both decisions, but did not appeal the dismissal of Ethyl as a defendant. The Court of Special Appeals of Maryland reversed the trial court’s decision in part, but noted in its decision that the claims related to tailpipe emissions (the only claims concerning Ethyl) had not been appealed. The Court of Appeals of Maryland reversed the trial court’s dismissal of the claims on appeal and remanded the case to the trial court. If such claims are further pursued against Ethyl, we believe Ethyl has strong defenses and will vigorously defend any such claims.

Like many other companies, we are also a defendant in personal injury lawsuits involving exposure to asbestos. These cases involve exposure to asbestos in premises owned or operated, or formerly owned or operated, by subsidiaries of NewMarket. We have never manufactured, sold or distributed products that contain asbestos. Nearly all of these cases are pending in Texas, Louisiana, or Illinois and involve multiple defendants. We maintain an accrual for these proceedings, as well as a related receivable for expected insurance recoveries.

During the second quarter 2005, we entered into an agreement with Travelers resolving certain long standing issues regarding our coverage for certain premises asbestos claims. In addition, our agreement with Travelers provides a procedure for allocating defense and indemnity costs with respect to certain future premises asbestos claims. The lawsuit we had previously filed against Travelers in the Southern District of Texas was dismissed.

We also settled our outstanding receivable from Albemarle for certain premises asbestos liability obligations. As a result of the insurance settlement described above, the outstanding amount owed to us by Albemarle was adjusted to $1.4 million, compared to $4 million at year-end 2004. Albemarle paid us $1.4 million in the third quarter of 2005.

These settlements resulted in an aggregate gain of $3.9 million which is included as a special item for 2005. The net gain represents amounts paid to us to settle historical claims in excess of the receivables we carried on our financial statements from both Travelers and Albemarle in the aggregate.

The accrual for our premises asbestos liability related to currently asserted claims is based on the following assumptions and factors:

•	We are often one of many defendants. This factor influences both the number of claims settled against us and also the indemnity cost associated with such resolutions.

•	The estimated percent of claimants in each case that will actually, after discovery, make a claim against us, out of the total number of claimants in a case, is based on a level consistent with past experience and current trends.

•	We utilize average comparable plaintiff cost history as the basis for estimating pending premises asbestos related claims. These claims are filed by both former contractors’ employees and former employees who worked at past and present company locations. We also include an estimated inflation factor in the calculation.

•	No estimate is made for unasserted claims.

•	The estimated recoveries from insurance and Albemarle for these cases are based on, and are consistent with, the 2005 settlement agreements.

Based on the above assumptions, we have provided an undiscounted liability related to premises asbestos claims of $10 million at both year-end 2005 and year-end 2004. The liabilities related to asbestos claims are

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

included in accrued expenses (current portion) and other noncurrent liabilities on the balance sheet. Certain of these costs are recovered through our insurance coverage and agreement with Albemarle. The receivable for these recoveries related to premises asbestos liabilities was $8 million at December 31, 2005 and $5 million at December 31, 2004. These receivables are included in trade and other accounts receivable for the current portion. The noncurrent portion is included in other assets.

In December 2005, Afton was sued by a competitor, Infineum International Ltd. and Infineum USA L.P., in federal court in Delaware. The suit alleges patent infringement of one patent in connection with some lubricant additive packages. Afton believes it has strong defenses and intends to vigorously defend the lawsuit.

While it is not possible to predict or determine the outcome of any legal proceeding, we believe that we have adequate accruals, cash, and insurance coverage such that the adverse outcome of these legal proceedings, individually or in the aggregate, would not result in a material adverse effect on us.

Environmental—During 2000, the EPA named us as a PRP under Superfund law for the clean-up of soil and groundwater contamination at the Sauget Area 2 Site in Sauget, Illinois. Without admitting any fact, responsibility, fault, or liability in connection with this site, we are participating with other PRPs in site investigations and feasibility studies.

The Sauget Area 2 Site PRPs submitted a Remedial Investigation and Feasibility Study (RI/FS) to the EPA in early 2004. We have accrued our estimated proportional share of the expenses for the RI/FS. We also accrued our best estimate of our proportional share of the remediation liability proposed in that submission. The EPA did not accept the RI/FS. Through a series of submissions and meetings, the scope of the RI/FS has changed so that it will take another year or more to complete. The RI/FS work is ongoing and we believe it is not at a stage where any further conclusion can be drawn as to the remediation liability we may incur. We do not believe there is any additional information available as a basis for revision of the liability that we have established. The amount accrued for this site is not material.

During late 2003, one of the other PRPs for the Sauget Area 2 Site declared bankruptcy. The performance of this PRP and its related entities is uncertain. We have not yet determined what, if any, impact this may have on us.

At a former TEL plant site located in the state of Louisiana, we have substantially completed environmental remediation and will be monitoring the site for an extended period. The accrual for this site was $9 million at year-end 2005 and $8 million at year-end 2004. We based these amounts on the best estimate of future costs discounted at approximately 3% in both 2005 and 2004. We incorporated an inflation factor in determining the discount rate. The remaining environmental liabilities are not discounted. At a plant site in Houston, Texas, we have an accrual of $8 million for environmental remediation, dismantling, and decontamination at both December 31, 2005 and December 31, 2004. Included in this amount is $3 million at both year-end 2005 and year-end 2004 for ground site remediation.

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

At December 31, our total accruals for environmental remediation were $23 million for 2005 and $22 million for 2004. In addition to the accruals for environmental remediation, we also have accruals for dismantling and decommissioning costs of $7 million at both December 31, 2005 and December 31, 2004.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

During 2004, we reached a $16 million environmental insurance settlement resulting in the collection of insurance reimbursements. The gain on this settlement amounted to $13 million and is reflected in the Consolidated Statements of Income under the caption “Special item income.” We received $8 million during 2004. We received $4 million in 2005 and received the remaining $4 million in February 2006 in accordance with a previously agreed-upon payment schedule.

NewMarket spent $13 million in 2005, $14 million in 2004, and $13 million in 2003 for environmental operating and clean-up costs, excluding depreciation of previously capitalized expenditures. Of these amounts, the ongoing costs of operations were $13 million in both 2005 and 2004, and $11 million in 2003. The balance represents clean-up, or remediation and monitoring costs. On capital expenditures for pollution prevention and safety projects, we spent $5 million in 2005, $4 million in 2004, and $3 million in 2003.

19.    Pension Plans and Other Postretirement Benefits

U.S. Retirement Plans

NewMarket sponsors pension plans for most U.S. employees that offer a benefit based primarily on years of service and compensation. Employees do not contribute to these pension plans.

In addition, we offer unfunded, nonqualified supplemental pension plans. These plans restore the pension benefits from our regular pension plans that would have been payable to designated participants if it were not for limitations imposed by U.S. federal income tax regulations.

We also provide postretirement health care benefits and life insurance to eligible retired employees. NewMarket and retirees share in the cost of postretirement health care benefits. NewMarket pays the premium for the insurance contract that holds plan assets for retiree life insurance benefits.

NewMarket uses a December 31 measurement date for all of our domestic plans.

Pension and postretirement benefit costs are shown below.

	Years Ended December 31
	Pension Benefits			Postretirement Benefits
	2005	2004	2003	2005	2004	2003
Service cost	$5,277	$4,842	$4,091	$1,453	$1,259	$825
Interest cost	5,998	5,561	5,379	3,817	3,808	4,136
Expected return on plan assets	(5,922)	(5,639)	(5,190)	(1,907)	(1,904)	(1,919)
Amortization of prior service cost	690	758	718	(21)	(29)	(29)
Amortization of net loss	2,011	1,499	874	—	—	—

Net periodic benefit cost	$8,054	$7,021	$5,872	$3,342	$3,134	$3,013

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

Changes in the plans’ benefit obligations and assets, as well as a reconciliation of the funded status, follow. The decrease from 2004 in the benefits paid during 2005 for the postretirement plans resulted from our 2004 transition from a self-insured postretirement health plan for certain retirees to a fully-insured plan. During the 2004 transition year, we incurred higher cash costs as we funded 2004 premium payments, as well as claims related to the 2003 self-insured plan.

	Years Ended December 31
	Pension Benefits		Postretirement Benefits
	2005	2004	2005	2004
Change in benefit obligation
Benefit obligation at beginning of year	$104,851	$92,546	$67,101	$69,971
Service cost	5,277	4,842	1,453	1,259
Interest cost	5,998	5,561	3,817	3,808
Plan amendments	—	762	87	—
Actuarial net loss	4,083	5,310	4,094	2,486
Estimated impact of Medicare Part D	—	—	—	(5,000)
Benefits paid	(4,575)	(4,170)	(4,238)	(5,423)

Benefit obligation at end of year	$115,634	$104,851	$72,314	$67,101

Change in plan assets
Fair value of plan assets at beginning of year	$58,786	$51,769	$28,436	$28,364
Actual return on plan assets	1,454	4,220	1,567	1,671
Employer contributions	8,701	6,967	2,314	3,824
Benefits paid	(4,575)	(4,170)	(4,238)	(5,423)

Fair value of plan assets at end of year	$64,366	$58,786	$28,079	$28,436

Reconciliation of funded status
Funded status	$(51,268)	$(46,065)	$(44,235)	$(38,665)
Unrecognized net actuarial loss	49,233	42,692	5,857	1,423
Unrecognized prior service cost	3,657	4,348	22	(86)

Prepaid (accrued) benefit cost	$1,622	$975	$(38,356)	$(37,328)

Amounts recognized in the consolidated balance sheet
Prepaid benefit cost	$16,233	$18,113	$—	$—
Accrued benefit cost	(31,395)	(29,678)	(38,356)	(37,328)
Intangible asset	2,271	2,836	—	—
Accumulated other comprehensive loss	14,513	9,704	—	—

Net amount recognized	$1,622	$975	$(38,356)	$(37,328)

The changes in the minimum pension liability included in other comprehensive loss were increases of $5 million in 2005 and $2 million in 2004.

The accumulated benefit obligation for all domestic defined benefit pension plans was $92 million at December 31, 2005 and $80 million at December 31, 2004.

The fair market value of the plan assets of our largest domestic pension plan (the salaried plan) exceeds its accumulated benefit obligation at both December 31, 2005 and December 31, 2004. The projected benefit obligation of the salaried plan exceeded the fair market value of assets for both years. The net asset position of this plan is included in prepaid pension cost on our balance sheet.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

The accumulated benefit obligation and projected benefit obligation exceeded the fair market value of plan assets for all of the other domestic qualified plans, as well as the nonqualified plans at December 31, 2005 and December 31, 2004. The accrued benefit cost of these plans is included in other noncurrent liabilities on the balance sheet. The accrued benefit cost includes minimum pension liabilities of $17 million at year-end 2005 and $13 million at year-end 2004.

The following table shows information on domestic plans with the accumulated benefit obligation in excess of plan assets. The second table shows information on plans with the projected benefit obligation in excess of plan assets. At both year-end 2005 and 2004, the projected benefit obligation was in excess of plan assets for all of the defined benefit pension plans.

	2005	2004
Plans with the accumulated benefit obligation in excess of the fair market value of plan assets
Projected benefit obligation	$51,436	$46,932
Accumulated benefit obligation	49,283	44,523
Fair market value of plan assets	18,445	15,401

	2005	2004
Plans with the projected benefit obligation in excess of the fair market value of plan assets
Projected benefit obligation	$115,634	$104,851
Fair market value of plan assets	64,366	58,786

While there were no assets held in the nonqualified plans by the trustee, we have maintained a rabbi trust for the retired beneficiaries of the nonqualified plans. At December 31, assets in the rabbi trust were valued at $100 thousand in 2005 and $2.5 million in 2004. The assets of the rabbi trust are not included in any of the pension tables above. The trust was terminated at the end of 2005. Payments to retired beneficiaries of the nonqualified plans are being made with cash from operations.

Assumptions—We used the following assumptions to calculate the results of our retirement plans:

	Pension Benefits			Postretirement Benefits
	2005	2004	2003	2005	2004	2003
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31
Discount rate	5.75%	6.00%	6.75%	5.75%	6.00%	6.75%
Expected long-term rate of return on plan assets	9.00%	9.00%	9.00%	7.00%	7.00%	7.00%
Rate of projected compensation increase	4.00%	4.00%	4.50%	—	—	—
Weighted-average assumptions used to determine benefit obligations at December 31
Discount rate	5.50%	5.75%	6.00%	5.50%	5.75%	6.00%
Rate of projected compensation increase	3.75%	4.00%	4.00%	—	—	—

We base the assumed expected long-term rate of return for plan assets on an analysis of our actual investments, including our asset allocation, as well as a stochastic analysis of expected returns. This analysis reflects the expected long-term rates of return for each significant asset class and economic indicator. As of

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

January 1, 2006, the expected rates were 9.4% for U.S. large cap stocks, 5.7% for U.S. long-term corporate bonds, and 2.8% for inflation. The range of returns developed relies both on forecasts and on broad-market historical benchmarks for expected return, correlation, and volatility for each asset class. While our asset allocation is predominantly weighted towards equities, a review of our investments indicates a slightly lower expected long-term rate of return than we have had for the past several years. Accordingly, we have reduced the rate by 25 basis points to 8.75% for 2006.

We utilize the Citigroup Pension Discount Curve (discount curve) and Liability Index in developing the discount rate assumption. We apply the expected cash flows of the specific defined benefit retirement plan to the interest rates provided in the discount curve. The rate is developed based on the discount curve on the last day of December.

Assumed health care cost trend rates at December 31 are shown in the table below. While the expected health care cost trend rate for 2005 was 9.0%, an actual rate of approximately 6.1% was used to develop the postretirement medical expense.

	2005	2004
Health care cost trend rate assumed for next year	8.5%	9.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.5%	5.5%
Year that the rate reaches the ultimate trend rate	2012	2012

A one-percentage point change in the assumed health care cost trend rate would have the following effects.

	1% Increase	1% Decrease
Effect on accumulated postretirement benefit obligation as of December 31, 2005	$8,300	$(6,892)
Effect on net periodic postretirement benefit cost in 2005	$825	$(547)

Plan Assets—Pension plan assets are held and distributed by trusts and consist principally of common stock and investment-grade fixed income securities. Our target allocation is 90%—97% in equities and 3%—10% in debt securities or cash. The pension plan weighted-average asset allocations at December 31, 2005 and December 31, 2004 by asset category follow.

	2005	2004
Asset Category
Equity securities	93%	83%
Debt securities	6%	10%
Cash and other	1%	7%

	100%	100%

NewMarket is committed to providing adequate funding for our pension plans to assure our employees that those benefits will be available at retirement. The pension obligation is long-term in nature and the investment philosophy followed by the Pension Investment Committee is likewise long-term in its approach. The majority of the pension funds are invested in equity securities as historically, equity securities have outperformed debt securities and cash investments resulting in a higher investment return over the long-term. While in the short-term, equity securities may under-perform other investment classes, we are less concerned with short-term results and more concerned with long-term improvement. The pension funds are managed by three different investment companies who predominately invest in U.S. large cap stocks. Each investment company’s performance is reviewed quarterly. A small portion of the funds is kept in investments that are less vulnerable to short-term market swings, like cash or short-term bonds. This fund is used to provide the cash needed to meet our monthly obligations.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

The equity securities do not include any NewMarket common stock for any year presented.

The assets of the postretirement benefit plan are invested completely in an insurance contract held by Metropolitan Life. No NewMarket common stock is included in these assets.

Cash Flows—For U.S. plans, NewMarket expects to contribute $7 million to the pension plans and $2 million to our other postretirement benefit plans in 2006. The expected benefit payments for the next ten years are as follows.

	Expected Pension Benefit Payments	Expected Postretirement Benefit Payments
2006	$4,786	$4,783
2007	5,042	4,760
2008	5,320	4,683
2009	5,688	4,633
2010	6,088	4,554
2011 through 2015	36,834	20,800

Foreign Retirement Plans

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

In addition to the foreign defined benefit pension plans, NewMarket also provides retirement benefits in Japan and Brazil which are not defined benefit plans. The total pension expense for these plans was $200 thousand for 2005, $100 thousand for 2004, and $200 thousand for 2003.

Our foreign subsidiary in Canada also sponsors a defined benefit postretirement plan. This postretirement plan provides certain health care benefits and life insurance to eligible retired employees. We pay the entire premium for these benefits. During 2005, an actuarial valuation was prepared for this plan in accordance with SFAS No. 106. This resulted in a transition obligation related to past years of $1.2 million, of which $700 thousand was recognized in 2005. The remaining transition obligation will be amortized over the next ten years.

Pension and postretirement benefit costs for the foreign defined benefit plans is shown below.

	Years Ended December 31
	Pension Benefits			Postretirement Benefits
	2005	2004	2003	2005
Service cost	$2,081	$1,593	$1,244	$11
Interest cost	4,216	3,724	2,987	109
Expected return on plan assets	(3,311)	(2,999)	(2,036)	—
Amortization of prior service cost	316	312	286	—
Amortization of transition asset	(47)	(42)	(19)	678
Amortization of net loss	1,508	1,064	931	45

Net periodic benefit cost	$4,763	$3,652	$3,393	$843

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

Changes in the benefit obligations and assets, as well as a reconciliation of the funded status, of the foreign defined benefit plans follow.

	Years Ended December 31
	Pension Benefits		Postretirement Benefits

	2005	2004	2005
Change in benefit obligation
Benefit obligation at beginning of year	$85,383	$66,769	$1,864
Service cost	2,081	1,593	11
Interest cost	4,216	3,724	109
Plan amendments	—	103	—
Employee contributions	414	388	—
Actuarial net loss	8,862	8,980	258
Benefits paid	(2,365)	(2,397)	(88)
Foreign currency translation	(8,939)	6,223	77

Benefit obligation at end of year	$89,652	$85,383	$2,231

Change in plan assets
Fair value of plan assets at beginning of year	$56,528	$43,336	$—
Actual return on plan assets	9,687	3,264	—
Employer contributions	6,186	7,561	88
Employee contributions	414	388	—
Benefits paid	(2,035)	(2,072)	(88)
Foreign currency translation	(5,745)	4,051	—

Fair value of plan assets at end of year	$65,035	$56,528	$—

Reconciliation of funded status
Funded status	$(24,617)	$(28,855)	$(2,231)
Unrecognized net actuarial loss	29,908	32,144	865
Unrecognized prior service cost	1,857	2,350	—
Unrecognized transition (asset) obligation	(168)	(211)	579

Prepaid (accrued) benefit cost	$6,980	$5,428	$(787)

Amounts recognized in the consolidated balance sheet
Prepaid benefit cost	$2,083	$1,988	$—
Accrued benefit cost	(11,130)	(15,822)	(787)
Intangible asset	1,598	2,077	—
Accumulated other comprehensive loss	14,429	17,185	—

Net amount recognized	$6,980	$5,428	$(787)

The changes in the minimum pension liability included in other comprehensive loss were a decrease of $3 million in 2005 and an increase of $6 million in 2004.

The accumulated benefit obligation for all foreign defined benefit pension plans was $75 million at December 31, 2005 and $71 million at December 31, 2004.

The fair market value of plan assets exceeded both the accumulated benefit obligation and projected benefit obligation for the Canadian Hourly plan at year-end 2005 and 2004. For the Canadian Salary plan, the fair market

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

value of plan assets exceeded the accumulated benefit obligation, but not the projected benefit obligation, for the year-ended 2005. For year-ended 2004, the fair market value of plan assets exceeded both the accumulated benefit obligation and projected benefit obligation for the Canadian Salary plan. The net asset position of these plans is included in prepaid pension cost on the balance sheet.

The accumulated benefit obligation and projected benefit obligation exceeded the fair market value of plan assets for the United Kingdom, Belgium, and German plans at December 31, 2005 and December 31, 2004. The German plan has no assets. The accrued benefit cost of these plans is included in other noncurrent liabilities on the balance sheet. The accrued benefit cost includes minimum pension liabilities of $16 million at year-end 2005 and $19 million at year-end 2004.

The following table shows information on foreign plans with the accumulated benefit obligation in excess of plan assets. The second table shows information on plans with the projected benefit obligation in excess of plan assets.

	2005	2004
Plans with the accumulated benefit obligation in excess of the fair market value of plan assets
Projected benefit obligation	$81,851	$79,133
Accumulated benefit obligation	68,320	65,947
Fair market value of plan assets	57,189	50,125

	2005	2004
Plans with the projected benefit obligation in excess of the fair market value of plan assets
Projected benefit obligation	$87,583	$79,133
Fair market value of plan assets	62,920	50,125

Assumptions—The information in the table below provides the weighted-average assumptions used to calculate the results of our foreign defined benefit plans.

	Pension Benefits			Postretirement Benefits

	2005	2004	2003	2005
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31
Discount rate	5.25%	5.53%	5.74%	6.00%
Expected long-term rate of return on plan assets	6.19%	6.60%	6.31%	—
Rate of projected compensation increase	4.44%	4.38%	4.11%	—

Weighted-average assumptions used to determine benefit obligations at December 31
Discount rate	4.60%	5.25%	5.53%	6.00%
Rate of projected compensation increase	4.30%	4.44%	4.38%	—

The actual assumptions used by the various foreign locations are based upon the circumstances of each particular country and pension plan. The factors impacting the determination of the long-term rate of return for a particular foreign pension plan include the market conditions within a particular country, as well as the investment strategy and asset allocation of the specific plan.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

Assumed health care cost trend rates at December 31 are shown in the table below.

	2005	2004
Health care cost trend rate assumed for next year	8.0%	9.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2013	2013

A one-percentage point change in the assumed health care cost trend rate would have the following effects.

	1% Increase	1% Decrease
Effect on accumulated postretirement benefit obligation as of December 31, 2005	$185	$(148)
Effect on net periodic postretirement benefit cost in 2005	$11	$(9)

Plan Assets—Pension plan assets vary by foreign location and plan. Assets are held and distributed by trusts and, dependent upon the foreign location and plan, consist of common stock, investment-grade fixed income securities, real estate, cash, and insurance contracts. The combined target allocation of our foreign pension plans is 53.6% in equities, 35.8% in debt securities, 10.1% in insurance contracts, 0.4% in real estate, and 0.1% in cash. The pension plan weighted-average asset allocations at December 31, 2005 and December 31, 2004 by asset category are as follows:

	2005	2004
Asset Category
Equity securities	54.0%	53.3%
Debt securities	35.4%	34.7%
Insurance contracts	10.2%	11.7%
Real estate	0.4%	0.3%

	100.0%	100.0%

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

The equity securities do not include any NewMarket common stock for any year presented. The benefits of the Canadian postretirement benefit plan are paid through an insurance contract held by Sun Life Assurance Company of Canada.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

Cash Flows—For foreign pension plans, NewMarket expects to contribute $6 million to the plans in 2006. We expect to contribute approximately $100 thousand to the Canadian postretirement benefit plan. The expected benefit payments for the next ten years are as follows:

	Expected Pension Benefit Payments	Expected Postretirement Benefit Payments
2006	$2,693	$97
2007	2,302	103
2008	2,383	110
2009	4,863	117
2010	2,882	123
2011 through 2015	18,544	687

20.    Special Item Income

Special item income for 2005 was $12 million and included gains of an aggregate of $8 million on the sales of corporate property, and a gain of $4 million associated with the insurance settlement related to premises asbestos liabilities, as previously described in Note 18 of the Notes to Consolidated Financial Statements.

Special item income for 2004 was $13 million and represented the gain on an environmental insurance settlement. The terms of the settlement provide for a total payment of $16 million. In addition to the $8 million received during 2004, we received $4 million in 2005 and received the remaining $4 million in February 2006 in accordance with a previously agreed-upon payment schedule.

21.    Other Income, Net

Other income, net was $900 thousand in 2005 and $300 thousand in 2004. Both periods were comprised of a number of small items. In 2003, other income, net was $900 thousand and included a $1 million refund from an insurance company related to employee benefit policies.

22.    Gains and Losses on Foreign Currency

Foreign currency transactions resulted in a net gain of $1.8 million in 2005, $2.3 million in 2004, and $1.6 million in 2003. These amounts are reported in cost of sales.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

23.    Income Tax Expense

Our income from continuing operations before income taxes, as well as the provision for taxes, on the same basis, follows:

	Years Ended December 31
	2005	2004	2003
Income from continuing operations before income taxes
Domestic	$18,100	$28,573	$15,186
Foreign	38,852	16,057	14,156

	$56,952	$44,630	$29,342

Income tax expense
Current income taxes
Federal	$19,441	$7,133	$1,718
State	705	(220)	1,829
Foreign	10,166	1,258	3,039

	30,312	8,171	6,586

Deferred income taxes
Federal	(15,765)	1,720	2,682
State	(1,508)	(623)	(275)
Foreign	1,532	2,304	(275)

	(15,741)	3,401	2,132

Total income tax expense	$14,571	$11,572	$8,718

Income tax expense for the year 2005 and 2004 includes the settlement of certain tax years with the Internal Revenue Service. This settlement included agreements on the timing of certain tax deductible items. The settlement of these items increased current tax expense with a like amount recorded as a deferred tax credit.

The reconciliation of the U.S. federal statutory rate to the effective income tax rate follows:

	% of Income From Continuing Operations Before Income Taxes
	2005	2004	2003
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal tax	0.3	(1.6)	4.2
Foreign operations	(2.2)	0.1	3.9
Extraterritorial income exclusion	(3.8)	(4.0)	(5.6)
Research tax credit	(2.2)	(3.4)	(3.1)
Tax settlements	(1.1)	(2.3)	—
Other items and adjustments	(0.4)	2.1	(4.7)

Effective income tax rate	25.6%	25.9%	29.7%

The above tax rates for 2003 through 2005 reflect tax expense as a percent of income from continuing operations.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

The table above excludes the income taxes related to the discontinued operations and cumulative effect of accounting change in 2003. Discontinued operations in 2003 amounted to income before taxes of $23.2 million with income taxes of $8.4 million, or $14.8 million after tax.

In 2003, the cumulative effect of accounting change for the gain recognized upon the January 1, 2003 adoption of SFAS No. 143 amounted to $2.5 million income before taxes with income taxes of $900 thousand, or $1.6 million income after tax.

Based on available foreign tax credits and current U.S. income tax rates, we believe that we have adequately provided for any additional U.S. taxes that would be incurred when a foreign subsidiary returns its earnings in cash to Afton or Ethyl.

Certain foreign operations have a U.S. tax impact, due to the election of “check-the-box” status.

To comply with international trade rules, the American Jobs Creation Act of 2004, signed into law on October 22, 2004, repealed the FSC Repeal and Extraterritorial Income Exclusion Act of 2000. The provision repealed the Extraterritorial Income Exclusion for transactions entered into after December 31, 2004 subject to a phase-out that allowed current beneficiaries to claim benefits in 2005 and 2006. In 2005, the benefit of excluding $6 million from taxable income was 80% of the amount calculated under prior law. In 2006, the benefit will be 60% of the amount calculated under prior law. For 2007 and beyond, no benefit will be allowed.

Our deferred income tax assets and liabilities follow:

	December 31
	2005	2004
Deferred income tax assets
Future employee benefits	$24,955	$22,939
Environmental and future shutdown reserves	10,576	10,455
Foreign currency translation adjustments	4,308	(410)
Intercompany profit in ending inventory	2,952	1,019
Litigation accruals	895	1,915
Depreciation and amortization	134	(8,532)
Impairment of nonoperating assets	—	813
Other	2,995	4,065

	46,815	32,264

Deferred income tax liabilities
Intangibles	6,934	10,183
Undistributed earnings of foreign subsidiaries	4,454	6,653
Inventory valuation and related reserves	450	197
Other	2,531	2,990

	14,369	20,023

Net deferred income tax assets	$32,446	$12,241

Reconciliation to financial statements
Deferred income tax assets—current	$9,289	$7,874
Deferred income tax assets—noncurrent	23,157	4,367

Net deferred income tax assets	$32,446	$12,241

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

24.    Accumulated Other Comprehensive Loss

The pre-tax, tax, and after-tax effects related to the adjustments in accumulated other comprehensive loss follow:

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Marketable Securities Adjustments	Minimum Pension Liability Adjustments	Accumulated Derivative Gain (Loss)	Accumulated Other Comprehensive Loss
December 31, 2002	$(17,772)	$(620)	$(10,902)	$—	$(29,294)

Adjustments	15,004	766	(1,726)	—
Reclassification adjustment for the loss included in net income resulting from impairment writedowns	—	153	—	—
Tax (expense) benefit	(5,443)	(331)	707	—

Other comprehensive income (loss)	9,561	588	(1,019)	—	9,130

December 31, 2003	(8,211)	(32)	(11,921)	—	(20,164)

Adjustments	5,082	285	(6,407)	(1,514)
Tax (expense) benefit	(1,851)	(107)	2,237	569

Other comprehensive income (loss)	3,231	178	(4,170)	(945)	(1,706)

December 31, 2004	(4,980)	146	(16,091)	(945)	(21,870)

Adjustments	(11,506)	(203)	(3,750)	2,744
Reclassification adjustment for the gain included in net income resulting from the maturity of contracts	—	—	—	(1,230)
Tax benefit (expense)	4,269	76	1,528	(569)

Other comprehensive (loss) income	(7,237)	(127)	(2,222)	945	(8,641)

December 31, 2005	$(12,217)	$19	$(18,313)	$—	$(30,511)

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

The accounting policies of the segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements. We evaluate the performance of the petroleum additives business and the TEL business based on operating profit. NewMarket Services departments and other expenses are billed to Afton and Ethyl based on the services provided under the holding company structure. Depreciation on segment property, plant, and equipment and amortization of prepayments for services and segment intangible assets are included in the operating profit of each segment. No transfers occurred between the segments during the periods presented. TEL sales made through the marketing agreements with Octel are not recorded as sales by Ethyl. The table below reports net sales and operating profit by segment, as well as a reconciliation to income from continuing operations before income taxes for the last three years.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

Certain prior periods have been reclassified to conform to the current presentation. The reclassifications consist of an allocation of certain pension costs between corporate, general, and administrative expense and other expense, net.

	2005	2004	2003
Net sales
Petroleum additives	$1,066,921	$884,643	$746,825
Tetraethyl lead	8,623	9,466	9,516

Consolidated net sales (a)	$1,075,544	$894,109	$756,341

Segment operating profit
Petroleum additives (b)	$62,590	$44,309	$48,689
Tetraethyl lead (b)	18,256	36,961	23,274
Other	2,756	1,765	—

Segment operating profit	83,602	83,035	71,963

Cumulative effect of accounting change (c)	—	—	(2,549)
Corporate, general, and administrative expense	(14,169)	(14,817)	(11,216)
Special items (d)	7,800	—	—
Interest expense	(16,849)	(18,254)	(21,128)
Other expense, net	(3,432)	(5,334)	(7,728)

Income from continuing operations before income taxes	$56,952	$44,630	$29,342

(a)	In 2005, 2004, and 2003, net sales to two customers of our petroleum additives segment exceeded 10% of total net sales. Sales to BP plc and its affiliates amounted to $112 million (10% of total net sales) in 2005, $99 million (11% of total net sales) in 2004, and $81 million (11% of total net sales) in 2003. Sales to Royal Dutch Shell plc and its affiliates amounted to $143 million (13% of total net sales) in 2005, $119 million (13% of total net sales) in 2004, and $121 million (16% of total net sales) in 2003. These net sales represent a wide-range of products sold to these two customers in multiple regions of the world. No other single customer accounted for 10% or more of our total net sales in 2005, 2004, or 2003.
(b)	There are several nonrecurring items included in petroleum additives and TEL segment operating profit. In 2004, the petroleum additives segment includes a gain of approximately $1 million from an environmental insurance settlement. In 2003, the petroleum additive segment includes a gain of $100 thousand related to the implementation of SFAS No. 143. In the TEL segment, 2005 includes a special item of $4 million for an insurance settlement gain related to our premises asbestos liabilities, while 2004 results include a special item gain of $12 million from an environmental insurance settlement. The 2003 results for the TEL segment include income of $2 million related to the implementation of SFAS No. 143.
(c)	For purposes of segment reporting, the cumulative effect of accounting change is included in petroleum additive and TEL segment results. In order to reconcile to “income from continuing operations before income taxes” on the Consolidated Statements of Income, the before-tax cumulative effect of accounting change must be deducted in the above table.
(d)	The special items for 2005 are gains on the sale of corporate property. The after tax aggregate gain amounted to $5.0 million.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

The following table shows asset information by segment and the reconciliation to consolidated assets. Segment assets consist of accounts receivable, inventory, and long-lived assets. Long-lived assets include property, plant, and equipment, net of depreciation, as well as intangible assets and prepayments for services, both net of amortization.

	2005	2004	2003
Segment assets
Petroleum additives	$499,928	$484,921	$449,325
Tetraethyl lead	40,527	53,135	54,478

	540,455	538,056	503,803
Cash and cash equivalents	56,413	28,778	33,367
Restricted cash	1,419	1,706	1,903
Other accounts receivable	2,705	5,524	2,330
Deferred income taxes	32,446	12,241	16,767
Prepaid expenses	3,119	2,387	3,810
Prepaid pension cost	18,316	20,101	21,829
Other assets and deferred charges	46,659	67,402	65,939

Total assets	$701,532	$676,195	$649,748

Additions to long-lived assets
Petroleum additives	$15,397	$14,075	$10,766
Tetraethyl lead	—	—	—
Other long-lived assets	2,433	575	851

Total additions to long-lived assets	$17,830	$14,650	$11,617

Depreciation and amortization
Petroleum additives	$25,553	$32,133	$34,137
Tetraethyl lead (a)	7,531	8,572	10,669
Other long-lived assets	3,312	4,070	5,585

Total depreciation and amortization	$36,396	$44,775	$50,391

(a)	The amortization of the prepayment for services was $7 million in 2005, $8 million in 2004 and $10 million in 2003. See Note 4 of Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

Geographic Area Information—The table below reports net sales, total assets, and long-lived assets by geographic area. In 2005 and 2004, except for the United States, no country exceeded 10% of net sales. In 2003, except for the United States and Canada, no country exceeded 10% of net sales. The United States was the only country that exceeded 10% of long-lived assets in any year. NewMarket assigns revenues to geographic areas based on the location to which the product was shipped.

	2005	2004	2003
Net sales
United States	$418,825	$325,990	$263,837
Canada	78,984	80,244	93,476
Other foreign	577,735	487,875	399,028

Consolidated net sales	$1,075,544	$894,109	$756,341

Total assets
United States	$415,334	$408,977	$405,540
Foreign	286,198	267,218	244,208

Total assets	$701,532	$676,195	$649,748

Long-lived assets
United States	$182,809	$199,432	$214,718
Foreign	34,555	43,925	51,506

Total long-lived assets	$217,364	$243,357	$266,224

26.    Selected Quarterly Consolidated Financial Data (unaudited)

2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$239,114	$271,842	$270,932	$293,656
Gross profit	$43,113	$52,161	$53,171	$51,813
Net income	$4,762	$13,067	$13,401	$11,151
Basic earnings per share:
Net income	$.28	$.77	$.79	$.65
Diluted earnings per share:
Net income	$.28	$.76	$.77	$.64
Shares used to compute basic earnings per share	16,982	17,016	17,042	17,071
Shares used to compute diluted earnings per share	17,314	17,305	17,317	17,341

2004
Net sales	$216,770	$221,510	$224,668	$231,161
Gross profit	$45,861	$50,532	$42,629	$39,278
Net income	$5,818	$11,354	$12,974	$2,912
Basic earnings per share:
Net income	$.35	$.67	$.76	$.17
Diluted earnings per share:
Net income	$.34	$.66	$.75	$.17
Shares used to compute basic earnings per share	16,813	16,904	16,969	16,976
Shares used to compute diluted earnings per share	17,121	17,168	17,189	17,318

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

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

The following sets forth the consolidating statements of income for the years ended December 31, 2005, December 31, 2004, and December 31, 2003, consolidating balance sheets as of December 31, 2005 and December 31, 2004 and condensed consolidating statements of cash flows for the years ended December 31, 2005, December 31, 2004, and December 31, 2003 for the Parent Company, the Guarantor Subsidiaries and Non-Guarantor Subsidiaries. The financial information is based on our understanding of the SEC’s interpretation and application of Rule 3-10 of the SEC Regulation S-X.

The financial information may not necessarily be indicative of results of operations or financial position had the Guarantor Subsidiaries or Non-Guarantor Subsidiaries operated as independent entities. The Parent accounts for investments in these subsidiaries using the equity method.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

NewMarket Corporation and Subsidiaries

Consolidating Statements of Income

Year Ended December 31, 2005

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$—	$796,872	$531,985	$(253,313)	$1,075,544
Cost of goods sold	1,470	669,598	453,154	(248,936)	875,286

Gross (loss) profit	(1,470)	127,274	78,831	(4,377)	200,258
Operating profit from TEL marketing agreements services	—	6,348	16,806	—	23,154
Intercompany service fee income (expense) from TEL marketing agreements	—	15,614	(15,614)	—	—
Selling, general, and administrative expenses	6,343	42,680	47,787	—	96,810
Research, development, and testing expenses	—	50,830	14,564	—	65,394
Special item income	—	11,668	—	—	11,668

Operating (loss) profit	(7,813)	67,394	17,672	(4,377)	72,876
Interest and financing expenses	16,707	142	—	—	16,849
Other income, net	537	168	220	—	925

(Loss) income from continuing operations before income taxes and equity income of subsidiaries	(23,983)	67,420	17,892	(4,377)	56,952
Income tax (benefit) expense	(1,765)	13,174	4,809	(1,647)	14,571
Equity income of subsidiaries	64,599	—	—	(64,599)	—

Net income	$42,381	$54,246	$13,083	$(67,329)	$42,381

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

NewMarket Corporation and Subsidiaries

Consolidating Statements of Income

Year Ended December 31, 2004

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$—	$654,193	$471,441	$(231,525)	$894,109
Cost of goods sold	802	544,894	406,216	(236,103)	715,809

Gross (loss) profit	(802)	109,299	65,225	4,578	178,300
Operating profit from TEL marketing agreements services	—	3,160	30,066	—	33,226
Intercompany service fee income (expense) from TEL marketing agreements	—	29,204	(29,204)	—	—
Selling, general, and administrative expenses	6,004	46,108	44,743	—	96,855
Research, development, and testing expenses	—	51,513	13,843	—	65,356
Special item income	—	13,245	—	—	13,245

Operating (loss) profit	(6,806)	57,287	7,501	4,578	62,560
Interest and financing expenses	18,142	112	—	—	18,254
Other (expense) income, net	(553)	(347)	1,224	—	324

(Loss) income from continuing operations before income taxes and equity income of subsidiaries	(25,501)	56,828	8,725	4,578	44,630
Income tax (benefit) expense	(9,466)	15,832	3,459	1,747	11,572
Equity income of subsidiaries	49,093	—	—	(49,093)	—

Net income	$33,058	$40,996	$5,266	$(46,262)	$33,058

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

NewMarket Corporation and Subsidiaries

Consolidating Statements of Income

Year Ended December 31, 2003

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$—	$581,523	$409,061	$(234,243)	$756,341
Cost of goods sold	2,195	467,393	358,991	(238,149)	590,430

Gross (loss) profit	(2,195)	114,130	50,070	3,906	165,911
Operating profit from TEL marketing agreements services	—	7,455	22,148	—	29,603
Intercompany service fee income (expense) from TEL marketing agreements	—	21,189	(21,189)	—	—

Selling, general, and administrative expenses	6,468	47,095	34,527	—	88,090
Research, development, and testing expenses	—	45,923	11,942	—	57,865

Operating (loss) profit	(8,663)	49,756	4,560	3,906	49,559

Interest and financing expenses	20,901	227	—	—	21,128
Other income (expense), net	1,122	(20)	(191)	—	911

(Loss) income from continuing operations before income taxes and equity income of subsidiaries	(28,442)	49,509	4,369	3,906	29,342
Income tax (benefit) expense	(9,011)	13,173	3,136	1,420	8,718
Equity income of subsidiaries	54,860	—	—	(54,860)	—

Income from continuing operations	35,429	36,336	1,233	(52,374)	20,624

Income from operation of discontinued business (net of tax)	—	14,805	—	—	14,805

Income before cumulative effect of accounting change	35,429	51,141	1,233	(52,374)	35,429

Cumulative effect of accounting change (net of tax)	1,624	1,186	438	(1,624)	1,624

Net income	$37,053	$52,327	$1,671	$(53,998)	$37,053

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

NewMarket Corporation and Subsidiaries

Consolidating Balance Sheets

December 31, 2005

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$26,973	$10,532	$18,908	$—	$56,413
Restricted cash	917	502	—	—	1,419
Trade and other accounts receivable, net	2,663	95,584	88,431	—	186,678
Receivable—TEL marketing agreements services	—	(3,375)	6,157	—	2,782
Amounts due from affiliated companies	—	197,268	31,590	(228,858)	—
Inventories	—	84,601	74,114	(6,716)	151,999
Deferred income taxes	1,128	4,701	890	2,570	9,289
Prepaid expenses	129	2,173	817	—	3,119

Total current assets	31,810	391,986	220,907	(233,004)	411,699

Property, plant and equipment, at cost	—	697,881	67,064	—	764,945
Less accumulated depreciation and amortization	—	548,477	62,462	—	610,939

Net property, plant, and equipment	—	149,404	4,602	—	154,006

Investment in consolidated subsidiaries	507,668	—	—	(507,668)	—
Prepaid pension cost	16,233	—	2,083	—	18,316
Deferred income taxes	16,180	10,348	(3,371)	—	23,157
Other assets and deferred charges	7,483	29,978	7,019	—	44,480
Intangibles, net of amortization	729	47,547	1,598	—	49,874

Total assets	$580,103	$629,263	$232,838	$(740,672)	$701,532

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$12	$55,939	$32,399	$—	$88,350
Accrued expenses	5,561	44,360	8,926	—	58,847
Book overdraft	10	4,212	—	—	4,222
Amounts due to affiliated companies	105,559	32,008	91,291	(228,858)	—
Long-term debt, current portion	—	640	—	—	640
Income taxes payable	(9,166)	22,717	1,177	—	14,728

Total current liabilities	101,976	159,876	133,793	(228,858)	166,787

Long-term debt	150,000	3,189	—	—	153,189
Other noncurrent liabilities	62,067	39,183	14,246	—	115,496

Total liabilities	314,043	202,248	148,039	(228,858)	435,472

Shareholders’ equity:
Common stock and paid in capital	85,162	272,217	40,718	(312,935)	85,162
Accumulated other comprehensive loss	(30,511)	(16,577)	(9,669)	26,246	(30,511)
Retained earnings	211,409	171,375	53,750	(225,125)	211,409

Total shareholders’ equity	266,060	427,015	84,799	(511,814)	266,060

Total liabilities and shareholders’ equity	$580,103	$629,263	$232,838	$(740,672)	$701,532

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

NewMarket Corporation and Subsidiaries

Consolidating Balance Sheets

December 31, 2004

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$51	$8,587	$20,140	$—	$28,778
Restricted cash	1,132	574	—	—	1,706
Trade and other accounts receivable, net	5,402	82,507	70,514	—	158,423
Receivable—TEL marketing agreements services	—	(3,869)	7,167	—	3,298
Amounts due from affiliated companies	—	82,228	33,819	(116,047)	—
Inventories	—	97,823	62,305	(2,339)	157,789
Deferred income taxes	1,129	5,117	704	924	7,874
Prepaid expenses	252	1,263	872	—	2,387

Total current assets	7,966	274,230	195,521	(117,462)	360,255

Property, plant and equipment, at cost	—	712,074	65,031	—	777,105
Less accumulated depreciation and amortization	—	549,562	61,314	—	610,876

Net property, plant, and equipment	—	162,512	3,717	—	166,229

Investment in consolidated subsidiaries	458,555	—	—	(458,555)	—
Prepaid pension cost	18,113	—	1,988	—	20,101
Deferred income taxes	13,468	(4,079)	(5,022)	—	4,367
Other assets and deferred charges	20,587	40,456	7,918	—	68,961
Intangibles, net of amortization	970	53,235	2,077	—	56,282

Total assets	$519,659	$526,354	$206,199	$(576,017)	$676,195

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$30	$44,944	$30,745	$—	$75,719
Accrued expenses	5,648	41,069	5,993	—	52,710
Book overdraft	17	4,998	—	—	5,015
Amounts due to affiliated companies	40,831	—	75,216	(116,047)	—
Long-term debt, current portion	—	601	—	—	601
Income taxes payable	1,708	4,750	(320)	—	6,138

Total current liabilities	48,234	96,362	111,634	(116,047)	140,183

Long-term debt	180,000	3,837	—	—	183,837
Other noncurrent liabilities	59,543	40,074	20,676	—	120,293

Total liabilities	287,777	140,273	132,310	(116,047)	444,313

Shareholders’ equity:
Common stock and paid in capital	84,724	271,483	40,347	(311,830)	84,724
Accumulated other comprehensive loss	(21,870)	(11,686)	(7,125)	18,811	(21,870)
Retained earnings	169,028	126,284	40,667	(166,951)	169,028

Total shareholders’ equity	231,882	386,081	73,889	(459,970)	231,882

Total liabilities and shareholders’ equity	$519,659	$526,354	$206,199	$(576,017)	$676,195

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

NewMarket Corporation and Subsidiaries

Condensed Consolidating Statements of Cash Flows

Year Ended December 31, 2005

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash (used in) provided from operating activities	$(20,349)	$88,472	$(4,128)	$—	$63,995

Cash flows from investing activities
Capital expenditures	—	(16,120)	(1,710)	—	(17,830)
Proceeds from sale of certain assets	—	13,721	—	—	13,721
Increase in intercompany loans	(7,400)	—	—	7,400	—
Cash dividends from subsidiaries	84,240	—	—	(84,240)	—
Other, net	—	64	—	—	64

Cash provided from (used in) investing activities	76,840	(2,335)	(1,710)	(76,840)	(4,045)

Cash flows from financing activities
Net borrowings under revolving credit agreement	(30,000)	—	—	—	(30,000)
Change in book overdraft	(7)	(786)	—	—	(793)
Financing from affiliated companies	—	7,400	—	(7,400)	—
Cash dividend paid	—	(84,240)	—	84,240	—
Proceeds from exercise of options	438	—	—	—	438
Other, net	—	(609)	—	—	(609)

Cash used in financing activities	(29,569)	(78,235)	—	76,840	(30,964)

Effect of foreign exchange on cash and cash equivalents	—	(5,957)	4,606	—	(1,351)

Increase (decrease) in cash and cash equivalents	26,922	1,945	(1,232)	—	27,635
Cash and cash equivalents at beginning of year	51	8,587	20,140	—	28,778

Cash and cash equivalents at end of year	$26,973	$10,532	$18,908	$—	$56,413

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

NewMarket Corporation and Subsidiaries

Condensed Consolidating Statements of Cash Flows

Year Ended December 31, 2004

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash (used in) provided from operating activities	$(12,617)	$49,048	$378	$—	$36,809

Cash flows from investing activities
Capital expenditures	—	(13,721)	(929)	—	(14,650)
Purchase of certain property	—	(3,323)	—	—	(3,323)
Increase in intercompany loans	(12,245)	—	—	12,245	—
Cash dividends from subsidiaries	40,636	—	—	(40,636)	—
Other, net	—	255	—	—	255

Cash provided from (used in) investing activities	28,391	(16,789)	(929)	(28,391)	(17,718)

Cash flows from financing activities
Repayments of debt—old agreements	(53,807)	—	—	—	(53,807)
Net borrowings under revolving credit agreement	30,000	—	—	—	30,000
Change in book overdraft	17	1,084	—	—	1,101
Financing from affiliated companies	—	12,245	—	(12,245)	—
Cash dividend paid	—	(40,636)	—	40,636	—
Debt issuance costs	(1,280)	—	—	—	(1,280)
Proceeds from exercise of options	847	—	—	—	847
Other, net	—	(572)	—	—	(572)

Cash used in financing activities	(24,223)	(27,879)	—	28,391	(23,711)

Effect of foreign exchange on cash and cash equivalents	—	(4,982)	5,013	—	31

(Decrease) increase in cash and cash equivalents	(8,449)	(602)	4,462	—	(4,589)
Cash and cash equivalents at beginning of year	8,500	9,189	15,678	—	33,367

Cash and cash equivalents at end of year	$51	$8,587	$20,140	$—	$28,778

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

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

Effective September 24, 2004, NewMarket Services, entered into a Membership Units Purchase and Assignment Agreement (the Agreement), with the Gottwalds and Old Town LLC (Old Town), under which

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

NewMarket Services agreed to purchase all of the voting and non-voting units in Old Town LLC owned by the Gottwalds. The purchase price of $3.3 million was based on an appraisal conducted by an independent third-party. The Agreement also provided that each of the Gottwalds must resign as a manager of Old Town. Our Audit Committee and all of our independent directors unanimously approved the Agreement.

Under the terms of the Agreement, in the event that NewMarket Services decides to sell substantially all of the assets of Old Town and receives an offer from a third-party for such assets, NewMarket Services must provide the offer to the Gottwalds, who will have 30 days to purchase the assets of Old Town on the same terms and conditions as contained in the third-party offer.

In April 2001, we had sold the property, located in King William, Virginia and consisting of approximately 1,600 acres, to Old Town, which at the time was owned by the Gottwalds for $2.9 million in cash based on independent appraisals. We managed the property for Old Town, LLC.

29.    Recently Issued Accounting Standards

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” (SFAS 154). SFAS 154 replaces Accounting Principles Board Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and is effective for fiscal years beginning after December 15, 2005. SFAS 154 addresses the accounting and reporting of a change in accounting principle. We do not expect SFAS 154 to have a material impact on our financial statements, unless we adopt a change in accounting principle.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” In general, SFAS 123R provides guidance in accounting for transactions in which a company obtains employee services in exchange for share-based payments. SFAS 123R requires that the cost from share-based payment transactions be recognized in the financial statements and be determined using a fair-value-based measurement method. SFAS 123R was to be effective for interim periods beginning after June 15, 2005. In April 2005, the SEC delayed the effective date to the first fiscal year beginning after June 15, 2005. SFAS 123R applies to all share-based payment transactions initiated or modified after the effective date. Since all of our exercisable stock options are fully vested, we do not expect SFAS 123R to have a material impact on our financial results unless we grant an additional share-based payment. We adopted this standard prospectively on January 1, 2006.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4.” The statement clarifies the accounting for idle facility expense, freight, handling costs, and wasted material by requiring that these costs always be included in current period charges. This standard is effective for fiscal years beginning after June 15, 2005. We adopted this standard on January 1, 2006. We do not expect SFAS No. 151 will have a material impact on our financial statements.

In September 2005, Emerging Issues Task Force (EITF) 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” was issued. The EITF addressed under which circumstances inventory purchase and sales transactions with the same counterparty should be considered a single exchange transaction, as well as under which circumstances nonmonetary exchanges of inventory within the same line of business should be recognized at fair value. The EITF is effective for the first interim or annual period beginning after March 15, 2006. We do not expect this EITF to have a material impact on our financial statements.

30.    Subsequent Event

On February 23, 2006, the Board of Directors declared a quarterly dividend in the amount of $0.125 per share on the common stock of the corporation. The dividend is payable April 3, 2006 to shareholders of record on March 16, 2006.

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

There has been no change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in “Internal Control—Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Our management’s assessment of the effectiveness of the internal control over financial reporting as of December 31, 2005, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein. This report is included in Item 8 of this Annual Report on Form 10-K.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated herein by reference to our definitive Proxy Statement for our 2006 annual meeting of shareholders (Proxy Statement). In addition, the names and ages of all executive officers as of February 28, 2006 follow.

Name	Age	Positions
Thomas E. Gottwald	45	President and Chief Executive Officer (Principal Executive Officer)
David A. Fiorenza	56	Vice President and Treasurer (Principal Financial Officer)
Steven M. Edmonds	53	Vice President—General Counsel
Bruce R. Hazelgrove, III	45	Vice President—Corporate Resources
Wayne C. Drinkwater	59	Controller (Principal Accounting Officer)
M. Rudolph West	52	Secretary
Russell L. Gottwald, Jr.	54	President, Ethyl Corporation
C. S. Warren Huang	56	President, Afton Chemical Corporation

Our officers hold office until the meeting of the Board of Directors following the next annual shareholders’ meeting. Prior to their appointment as officers of NewMarket, all of the officers, with the exception of Steven M. Edmonds, Russell L. Gottwald, Jr., and C.S. Warren Huang were employed by Ethyl in similar capacities for at least the last five years. Mr. Russell Gottwald and Mr. Huang have both been employed by Ethyl or Afton for at least the last five years in various senior management capacities. Prior to joining Ethyl in 2002, Mr. Edmonds was a partner with a law firm since 1981. His practice focused on general corporate matters, mergers and acquisitions, finance transactions, and commercial real estate.

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

Because our common stock is listed on the NYSE, our chief executive officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. Our chief executive officer made his annual certification to that effect to the NYSE as of June 23, 2005. In addition, we have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our principal executive officer and principal financial officer required under Sections 906 and 302 of the Sarbanes Oxley Act of 2002 to be filed with the SEC regarding the quality of our public disclosure.

ITEM 11.	EXECUTIVE COMPENSATION

Except for the Bonus, Salary and Stock Option Committee Report on Executive Compensation and the performance graph required by Items 402(k) and (l) of Regulation S-K, the information required by this item is incorporated herein by reference to our Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as noted below, the information required by this item is incorporated herein by reference to our Proxy Statement.

The following table presents information as of December 31, 2005 with respect to equity compensation plans under which shares of our common stock are authorized for issuance.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (b)
Equity compensation plans approved by shareholders:
2004 Incentive Plan	—	$—	1,500,000
1982 Incentive Plan	379,200	9.63	—	(c)
Equity compensation plans not approved by shareholders (d):	—	—	—

Total	379,200	$9.63	1,500,000

(a)	There are no outstanding rights or warrants.
(b)	Amounts exclude any securities to be issued upon exercise of outstanding options.
(c)	The 1982 Incentive Plan was terminated on March 2, 2004. We cannot make any further grants or awards under this plan.
(d)	We do not have any equity compensation plans that have not been approved by shareholders.

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

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income for each of the three years in the periods ended December 31, 2005, 2004, and 2003

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Shareholders’ Equity for each of the three years in the periods ended December 31, 2005, 2004, and 2003

Consolidated Statements of Cash Flows for each of the three years in the periods ended December 31, 2005, 2004, and 2003

Notes to Consolidated Financial Statements

(A)(2)	Financial Statement Schedules—none required

(A)(3)	Exhibits

	2.1	Agreement and Plan of Merger, dated as of March 5, 2004, by and among Ethyl Corporation, NewMarket Corporation, and Ethyl Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to Form 10-K (File No. 1-32190) filed March 14, 2005)

	3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form 10-K (File No. 1-32190) filed March 14, 2005)

	3.2	Amended Bylaws (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 1-32190) filed February 28, 2005)

	4.1	Indenture, dated as of April 30, 2003, among Ethyl Corporation, the Guarantors (as defined therein) and Wells Fargo Bank Minnesota, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Ethyl Corporation’s Form 10-Q (File No. 1-5112) filed on May 9, 2003)

	4.2	Supplemental Indenture, dated as of June 18, 2004, among Ethyl Corporation, Afton Chemical Asia Pacific LLC, Afton Chemical Canada Holdings, Inc., Afton Chemical Intangibles LLC, Ethyl Asia Pacific LLC, NewMarket Corporation, NewMarket Services Corporation, the other Guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.4 to Form 10-Q (File No. 1-32190) filed August 5, 2004)

	4.3	Form of 8.875% Senior Notes due 2010 (Included as Exhibit A to the Indenture, dated as of April 30, 2003, among Ethyl Corporation, the Guarantors (as defined therein) and Wells Fargo Bank Minnesota, National Association, as trustee, which is filed as Exhibit 4.1 thereto) (incorporated by reference to Exhibit 4.2 to Ethyl Corporation’s Form 10-Q (File No. 1-5112) filed on May 9, 2003)

	4.4	Registration Rights Agreement, dated as of April 30, 2003, among Ethyl Corporation, the Guarantors (as defined therein) and Credit Suisse First Boston LLC, UBS Warburg LLC and SunTrust Capital Markets, Inc. (incorporated by reference as Exhibit 4.3 to Ethyl Corporation’s Form 10-Q (File No. 1-5112) filed on May 9, 2003)

	4.5	Purchase Agreement, dated as of April 15, 2003 among Ethyl Corporation, the Guarantors (as defined therein) and Credit Suisse First Boston LLC, as Representative of the Several Purchasers named therein (incorporated by reference to Exhibit 4.4 to Ethyl Corporation’s Form 10-Q (File No. 1-5112) filed on May 9, 2003)

	10.1	Amended and Restated Credit Agreement, dated as of June 18, 2004, among Ethyl Corporation, as Borrower, the lenders listed therein, and SunTrust Bank as Administrative Agent (incorporated by reference to Exhibit 10.1 to Form 10-Q (File No. 1-32190) filed August 5, 2004)

10.2	First Amendment of Amended and Restated Credit Agreement, dated as of June 18, 2004, between Ethyl Corporation, NewMarket Corporation, the lenders listed therein, and SunTrust Bank as Administrative Agent (incorporated by reference to Exhibit 10.2 to Form 10-Q (File No. 1-32190) filed August 5, 2004)

10.3	MMT Supply Agreement, dated as of February 28, 1994, by and between Ethyl Corporation and Albemarle Corporation (incorporated by reference to Exhibit 10.1 to Ethyl Corporation’s Form 10-Q (File No. 1-5112) filed August 8, 2003)

10.4	2004 Incentive Compensation and Stock Plan (incorporated by reference to Exhibit 10.4 to Form 10-K (File No. 1-32190) filed March 14, 2005)

10.5	Amended Non-Employee Directors’ Stock Acquisition Plan (incorporated by reference to Exhibit 10.2 to Ethyl Corporation’s Form 10-K (File No. 1-5112) filed March 14, 2003)

10.6	Excess Benefit Plan (incorporated by reference to Exhibit 10.4 to Ethyl Corporation’s Form 10-K (File No. 1-5112) filed on February 25, 1993)

10.7	Supply Agreement, dated as of December 22, 1993, between Ethyl Corporation and The Associated Octel Company Limited (incorporated by reference to Exhibit 99 to Ethyl Corporation’s Form 8-K (File No. 1-5112) filed on February 17, 1994)

10.8	Antiknock Marketing and Sales Agreement, dated October 1, 1998, between Ethyl Corporation and The Associated Octel Company Limited (incorporated by reference to Exhibit 10 to Ethyl Corporation’s Form 10-Q (File No. 1-5112) filed on November 10, 1998)

10.9	Trust Agreement between Ethyl Corporation and Merrill Lynch Trust Company of America (incorporated by reference to Exhibit 4.5 to Ethyl Corporation’s Form S-8 (Registration No. 333-60889), filed on August 7, 1998)

10.10	Amended and Restated Product Marketing and Sales Agreement, dated as of June 13, 2001, between Ethyl Services GmbH and Alcor Chemie Vertriebs AG, Alcor Chemie AG, and Noofot GmbH (incorporated by reference to Exhibit 10.8 to Ethyl Corporation’s Form 10-K (File No. 1-5112) filed on March 29, 2002)

10.11	Ethyl Corporation Management Bonus Plan (incorporated by reference to Exhibit 10.9 to Ethyl Corporation’s Form 10-K (File No. 1-5112) filed on March 14, 2003)

10.12	Indemnification Agreement, dated as of July 1, 2004 by and among NewMarket Corporation, Ethyl Corporation and Afton Chemical Corporation (incorporated by reference to Exhibit 10.5 to Form 10-Q (File No. 1-32190) filed August 5, 2004)

10.13	Contract Services Agreement, dated June 8, 2004, by and between Ethyl Corporation and Newton A. Perry (incorporated by reference to Exhibit 10.6 to Form 10-Q (File No. 1-32190) filed August 5, 2004)

10.14	Membership Units Purchase and Assignment Agreement, effective as of September 24, 2004, by and between Bruce C. Gottwald and Floyd D. Gottwald, Jr., NewMarket Services Corporation and Old Town LLC (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32190) filed September 24, 2004)

10.15	Services Agreement, dated as of July 1, 2004, by and between NewMarket Services Corporation and Afton Chemical Corporation (incorporated by reference to Exhibit 10.2 to Form 10-Q (File No. 1-32190) filed November 5, 2004)

10.16	Services Agreement, dated as of July 1, 2004, by and between NewMarket Services Corporation and Ethyl Corporation (incorporated by reference to Exhibit 10.3 to Form 10-Q (File No. 1-32190) filed November 5, 2004)

10.17	Services Agreement, dated as of July 1, 2004, by and between NewMarket Services Corporation and NewMarket Corporation (incorporated by reference to Exhibit 10.4 to Form 10-Q (File No. 1-32190) filed November 5, 2004)

	10.18	Summary of Executive Compensation (incorporated by reference to Item 1.01 of Form 8-K (File No. 1-32190) filed January 11, 2006 and Item 1.01 of Form 8-K (File No. 1-32190) filed February 24, 2006)

	10.19	Summary of Directors’ Compensation

	11.1	Computation of Basic and Diluted Earnings Per Share

	12.1	Computation of Ratios

	21	Subsidiaries of the Registrant

	23	Consent of Independent Registered Public Accounting Firm

	31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Thomas E. Gottwald

	31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David A. Fiorenza

	32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Thomas E. Gottwald

	32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David A. Fiorenza

(B)	Exhibits—The response to this portion of Item 15 is submitted as a separate section of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWMARKET CORPORATION

By:	/s/ THOMAS E. GOTTWALD
(Thomas E. Gottwald, President and Chief Executive Officer)

Dated: February 28, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 28, 2006.

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