Form 10-Q
period 2006-03-31
NEWMARKET CORP
filed 2006-05-01
CIK 1282637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock, without par value, outstanding as of April 30, 2006: 17,224,259.

NEWMARKET CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31
	2006	2005
Net sales	$301,950	$239,114
Cost of goods sold	237,946	196,001

Gross profit	64,004	43,113

Operating profit from TEL marketing agreements services	1,338	6,451

Selling, general, and administrative expenses	24,798	22,293
Research, development, and testing expenses	16,566	16,280

Operating profit	23,978	10,991

Interest and financing expenses	3,906	4,327
Other income, net	597	240

Income before income taxes	20,669	6,904
Income tax expense	6,897	2,142

Net income	$13,772	$4,762

Basic earnings per share	$0.80	$0.28

Diluted earnings per share	$0.79	$0.28

Shares used to compute basic earnings per share	17,122	16,982

Shares used to compute diluted earnings per share	17,394	17,314

Cash dividends declared per common share	$0.125	$—

See accompanying notes to the condensed consolidated financial statements.

NEWMARKET CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31 2006	December 31 2005
ASSETS
Current assets:
Cash and cash equivalents	$56,465	$56,413
Restricted cash	300	1,419
Trade and other accounts receivable, less allowance for doubtful accounts ($983 - 2006; $1,045 - 2005)	174,072	189,460
Inventories:
Finished goods	131,952	121,493
Raw materials	28,667	22,440
Stores, supplies and other	8,370	8,066

	168,989	151,999
Deferred income taxes	8,031	9,289
Prepaid expenses	8,718	3,119

Total current assets	416,575	411,699

Property, plant and equipment, at cost	756,159	764,945
Less accumulated depreciation and amortization	602,479	610,939

Net property, plant and equipment	153,680	154,006

Prepaid pension cost	17,268	18,316
Deferred income taxes	22,807	23,157
Other assets and deferred charges	43,526	44,480
Intangibles, net of amortization	48,761	49,874

Total assets	$702,617	$701,532

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$87,391	$88,350
Accrued expenses	51,285	58,847
Dividends payable	2,148	-
Book overdraft	3,586	4,222
Long-term debt, current portion	650	640
Income taxes payable	11,514	14,728

Total current liabilities	156,574	166,787

Long-term debt	153,020	153,189
Other noncurrent liabilities	113,691	115,496

Commitments and contingencies (Note 9)

Shareholders’ equity:
Common stock and paid-in capital (without par value) Issued - 17,188,109 in 2006 and 17,081,059 in 2005	86,200	85,162
Accumulated other comprehensive loss	(29,901)	(30,511)
Retained earnings	223,033	211,409

	279,332	266,060

Total liabilities and shareholders’ equity	$702,617	$701,532

See accompanying notes to the condensed consolidated financial statements.

NEWMARKET CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31
	2006	2005
Cash and cash equivalents at beginning of year	$56,413	$28,778

Cash flows from operating activities:
Net income	13,772	4,762
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and other amortization	7,491	9,166
Amortization of deferred financing costs	472	473
Noncash pension expense	3,344	3,282
Deferred income tax expense (benefit)	1,289	(389)
Working capital changes	(20,259)	(20,396)
Excess tax benefits from stock-based payment arrangements	(576)	—
Cash pension contributions	(3,399)	(1,308)
Proceeds from insurance settlement	4,200	3,750
Long-term receivable - TEL marketing agreements	696	(416)
Other, net	(681)	2,540

Cash provided from operating activities	6,349	1,464

Cash flows from investing activities:
Capital expenditures	(4,329)	(3,193)
Other, net	—	57

Cash used in investing activities	(4,329)	(3,136)

Cash flows from financing activities:
Net borrowings under revolving credit agreement	—	2,500
Dividends	(2,148)	—
Change in book overdraft	(636)	(2,281)
Proceeds from exercise of stock options	462	4
Excess tax benefits from stock-based payment arrangements	576	—
Decrease in capital lease	(159)	(149)

Cash (used in) provided from financing activities	(1,905)	74

Effect of foreign exchange on cash and cash equivalents	(63)	(1,800)

Increase (decrease) in cash and cash equivalents	52	(3,398)

Cash and cash equivalents at end of period	$56,465	$25,380

See accompanying notes to the condensed consolidated financial statements.

NEWMARKET CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Financial Statement Presentation

In the opinion of management, the accompanying condensed consolidated financial statements of NewMarket Corporation and Subsidiaries contain all necessary adjustments for the fair presentation of, in all material respects, our consolidated financial position as of March 31, 2006, as well as our consolidated results of operations for the three-months ended March 31, 2006 and 2005 and our consolidated cash flows for the three-months ended March 31, 2006 and 2005. The financial statements are subject to normal year-end adjustments and do not include comprehensive footnotes. All adjustments are of a normal, recurring nature, unless otherwise disclosed. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the NewMarket Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (2005 Annual Report), as filed with the Securities and Exchange Commission (SEC). The results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year. The December 31, 2005 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Unless the context otherwise requires, all references to “we,” “us,” “our,” the “Company” and “NewMarket” are to NewMarket Corporation and its consolidated subsidiaries.

At both March 31, 2006 and December 31, 2005, we had a book overdraft for some of our disbursement cash accounts. A book overdraft represents transactions that have not cleared the bank accounts at the end of the reporting period. We transfer cash on an as-needed basis to fund these items as they clear the bank in subsequent periods.

2.	Asset Retirement Obligations

The following table illustrates the activity associated with our asset retirement obligations for the three-months ended March 31, 2006 and the year ended December 31, 2005. The asset retirement obligations are related primarily to our tetraethyl lead (TEL) operations. We expense accretion in current operations. The current portion of our asset retirement obligations is included in accrued expenses on our balance sheet. The long-term portion of the obligation is included in other noncurrent liabilities on our balance sheet.

	March 31 2006	December 31 2005
	(in thousands)
Asset retirement obligation, beginning of period	$10,386	$10,268
Accretion expense	178	761
Liabilities incurred	—	675
Liabilities settled	(970)	(3,736)
Changes in expected cash flows and timing	(374)	2,292
Foreign currency impact	22	126

Asset retirement obligation, end of period	$9,242	$10,386

3.	Stock-Based Compensation

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

A summary of NewMarket’s stock option plan is presented below in whole shares.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2006	379,200	$9.63
Exercised	(106,550)	4.35		$3,256

Outstanding at March 31, 2006	272,650	$11.69	4.70	$9,788

Exercisable at March 31, 2006	222,650	4.35	5.59	$9,627

We have 50,000 options outstanding at $44.375 with stock appreciation rights attached. At March 31, 2006, none of these options are vested or exercisable. These options will become 100% vested and exercisable on November 13, 2006 and will expire on December 13, 2006. We also have 222,650 options outstanding at $4.35. These options are fully vested and exercisable at March 31, 2006 and do not have any associated stock appreciation rights. All but 20,000 of the $4.35 options will expire on September 28, 2011. The remaining 20,000 options will expire on October 10, 2012.

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), using the modified prospective application. SFAS 123R requires that the cost from share-based payment transactions be recognized in the financial statements and be determined using a fair-value-based measurement method. We use an option-pricing model similar to Black-Scholes to estimate the fair-value of options. This standard primarily applies to all awards granted or modified after January 1, 2006, as well as non-vested awards.

We have neither granted nor modified any awards since January 1, 2006. We have recorded no compensation costs during the three-months ended March 31, 2006 related to our stock options. We have recognized a tax benefit of $576 thousand related to the $4.35 options. Due to a significant increase in the trading price of our common stock during the last four days of the first quarter 2006, there was approximately $350 thousand of unrecognized compensation cost at March 31, 2006 related to the $44.375 options. We expect to recognize the cost over the next 8.5 months.

Prior to adoption of SFAS 123R, we accounted for our stock-based compensation plan using the intrinsic-value method. Under this method, we did not record compensation cost for stock options unless the quoted market price of the stock at grant date or other measurement date exceeded the amount the employee must pay to exercise the stock option. Compensation cost for restricted stock grants, if issued, was recognized over the vesting period. The following table illustrates the effect on net income and earnings per share as if we had applied the fair-value method of accounting for the stock-based compensation plan during the three-months ended March 31, 2005.

Three Months Ended March 31, 2005
(in thousands, except per share amounts)
Net income, as reported	$4,762
Less: Total stock-based employee compensation expense determined under the fair-value based method, net of related tax effect	(23)

Net income, pro forma	$4,739

Earnings per share:
Basic, as reported	$0.28

Basic, pro forma	$0.28

Diluted, as reported	$0.28

Diluted, pro forma	$0.27

4.	Segment Information

The tables below show our consolidated net sales by segment, operating profit by segment, including a reconciliation to income before income taxes, and depreciation and amortization by segment.

Net Sales by Segment

	Three Months Ended March 31
	2006	2005
	(in millions)
Petroleum additives	$299.5	$237.1
Tetraethyl lead	2.4	2.0

Consolidated net sales	$301.9	$239.1

Segment Operating Profit

	Three Months Ended March 31
	2006	2005
	(in millions)
Petroleum additives	$25.7	$9.1
Tetraethyl lead	0.2	4.3
Contract manufacturing and other	1.1	0.7

Segment operating profit	27.0	14.1
Corporate, general and administrative expense	(3.0)	(2.8)
Interest expense	(3.9)	(4.3)
Other income (expense), net	0.6	(0.1)

Income before income taxes	$20.7	$6.9

Certain prior period amounts have been reclassified to conform to the current presentation. There was no impact on net income in any period.

Depreciation and Amortization

	Three Months Ended March 31
	2006	2005
	(in millions)
Petroleum additives	$5.8	$7.1
Tetraethyl lead	1.4	1.7
Other long-lived assets	0.3	0.4

Total depreciation and amortization	$7.5	$9.2

5.	Pension and Postretirement Plans

During the first three months of 2006, we made contributions of approximately $1.8 million for domestic pension plans and approximately $600 thousand for domestic postretirement plans. We expect to make total contributions in 2006 of approximately $7 million for our domestic pension plans and approximately $2 million for our domestic postretirement plans.

We made contributions of approximately $1.6 million for our foreign pension plans and approximately $25 thousand for a foreign postretirement plan during the first three months of 2006. During 2006, we expect to make total contributions of approximately $6 million to our foreign pension plans and $100 thousand to our foreign postretirement plan.

The tables below present information on periodic benefit cost for our domestic and foreign pension and postretirement plans.

	Domestic
	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31
	2006	2005	2006	2005
	(in thousands)
Service cost	$1,433	$1,368	$410	$340
Interest cost	1,557	1,476	958	936
Expected return on plan assets	(1,564)	(1,496)	(471)	(485)
Amortization of prior service cost	114	200	(5)	(7)
Amortization of net loss	650	506	—	—

	$2,190	$2,054	$892	$784

	Foreign
	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31
	2006	2005	2006
	(in thousands)
Service cost	$637	$541	$4
Interest cost	1,036	1,113	28
Expected return on plan assets	(947)	(889)	—
Amortization of prior service cost	76	82	—
Amortization of transition asset	(9)	(12)	16
Amortization of net loss	361	393	13

	$1,154	$1,228	$61

6.	Earnings Per Share

Basic and diluted earnings per share are calculated as shown in the table below. Options are not included in the computation of diluted earnings per share when the option exercise price exceeds the average market price of the common stock. At both March 31, 2006 and March 31, 2005, there were outstanding options to purchase 50,000 shares of NewMarket common stock at $44.375 per share. These options were not included in the computation of diluted earnings per share for any period due to their anti-dilutive impact.

	Three Months Ended March 31
	2006	2005
	(in thousands, except per share amounts)
Basic earnings per share
Numerator:
Income from continuing operations, as reported	$13,772	$4,762

Denominator:
Average number of shares of common stock outstanding	17,122	16,982

Basic earnings per share	$.80	$.28

Diluted earnings per share
Numerator:
Income from continuing operations, as reported	$13,772	$4,762

Denominator:
Average number of shares of common stock outstanding	17,122	16,982

Shares issuable upon exercise of stock options	272	332

Total shares	17,394	17,314

Diluted earnings per share	$.79	$.28

7.	Intangibles, net of amortization

The following table provides certain information related to our intangible assets.

	March 31, 2006		December 31, 2005
	Identifiable Intangibles
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Amortizing intangible assets
Formulas	$85,910	$41,037	$85,910	$39,905
Contracts	40,873	40,873	40,873	40,873

	$126,783	$81,910	$126,783	$80,778

Nonamortizing intangible assets: minimum pension liabilities	$3,888		$3,869

Aggregate amortization expense		$1,132		$5,364

Estimated annual amortization expense related to our intangible assets for the next five years is expected to be: (in thousands)

• 2006	$ 4,524

• 2007	$ 4,524

• 2008	$ 4,524

• 2009	$ 4,524

• 2010	$ 4,524

We amortize the cost of intangible assets by the straight-line method, over their economic lives. We generally amortize contracts over five years to ten years. Our contracts are now fully amortized. We generally amortize formulas over 20 years.

8.	Long-term Debt

Long-term debt consisted of the following:

	March 31 2006	December 31 2005
	(in thousands)
Senior notes	$150,000	$150,000
Capital lease obligations	3,670	3,829

	153,670	153,829
Current maturities of long-term debt	(650)	(640)

	$153,020	$153,189

Senior Notes - On April 30, 2003, Ethyl Corporation (Ethyl) sold senior notes in the aggregate principal amount of $150 million that bear interest at a fixed rate of 8.875% and are due in 2010. The senior notes are callable on or after May 1, 2007.

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

We were in compliance with these covenants as of both March 31, 2006 and December 31, 2005.

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

The $100 million revolving credit facility is for working capital and other general corporate purposes for NewMarket and our subsidiaries and includes a sub-facility for letters of credit. Borrowings bear interest, at our election, at either a base rate plus a margin (50 basis points as of March 31, 2006) or LIBOR plus a margin (200 basis points as of March 31, 2006). The revolving credit facility matures on June 18, 2009. There were no borrowings outstanding at March 31, 2006 under the revolving credit facility. At March 31, 2006, we had outstanding letters of credit of $2.7 million, resulting in the unused portion of the revolver amounting to $97.3 million.

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

We were in compliance with these covenants as of both March 31, 2006 and December 31, 2005.

9.	Contractual Commitments and Contingencies

There have been no significant changes in our contractual commitments from those reported in our 2005 Annual Report.

We are involved in legal proceedings that are incidental to our business and include administrative or judicial actions seeking remediation under environmental laws, such as Superfund.

These proceedings include certain product liability cases. The only product liability case of potential consequence in which we are involved is TEL-related. In that case, Ethyl was served as a defendant in a case filed in the Circuit Court for Baltimore City, Maryland, in September 1999. Smith, et al. v. Lead Industries Association, Inc., et al., alleged personal injuries for seven children from lead exposure arising from lead paint and dust from tailpipe emissions due to leaded gasoline. The court dismissed Ethyl and some other defendants from the case in February 2002 and granted summary judgment to other defendants in November 2002. The plaintiffs appealed both decisions, but did not appeal the dismissal of Ethyl as a defendant. After the Court of Appeals of Maryland dismissed the appeal and remanded the case to the trial court, the trial court entered orders severing certain claims, and the plaintiffs have again appealed the dismissal of the severed claims. If such claims are further pursued against Ethyl, we believe Ethyl has strong defenses and will vigorously defend any such claims.

In December 2005, Afton Chemical Corporation (Afton) was sued by a competitor, Infineum International Ltd. and Infineum USA L.P., in federal court in Delaware. The suit alleges patent infringement of one patent in connection with some lubricant additive packages. Afton believes it has strong defenses and intends to vigorously defend the lawsuit.

Our accruals for environmental remediation were approximately $22 million at March 31, 2006 and $23 million at December 31, 2005. In addition to the accruals for environmental remediation, we also have accruals for dismantling and decommissioning costs of approximately $7 million at both March 31, 2006 and December 31, 2005.

10.	Comprehensive Income and Accumulated Other Comprehensive Loss

The components of comprehensive income consist of the following:

	Three Months Ended March 31
	2006	2005
	(in thousands)
Net income	$13,772	$4,762
Other comprehensive income (loss), net of tax
Unrealized loss on marketable equity securities	—	(99)
Unrealized gain on derivative instruments	—	871
Foreign currency translation adjustments	610	(1,897)

Other comprehensive income (loss)	610	(1,125)

Comprehensive income	$14,382	$3,637

The components of accumulated other comprehensive loss consist of the following:

	March 31 2006	December 31 2005
	(in thousands)
Unrealized gain on marketable equity securities	$19	$19
Minimum pension liability adjustment	(18,313)	(18,313)
Foreign currency translation adjustments	(11,607)	(12,217)

Accumulated other comprehensive loss	$(29,901)	$(30,511)

11.	Recently Issued Accounting Pronouncements

In September 2005, Emerging Issues Task Force (EITF) 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” was issued. The EITF addressed the circumstances under which inventory purchase and sales transactions with the same counterparty should be considered a single exchange transaction, as well as the circumstances under which nonmonetary exchanges of inventory within the same line of business should be recognized at fair value. The EITF is effective for the first interim or annual period beginning after March 15, 2006. We do not expect this EITF to have a material impact on our financial statements.

12.	Consolidating Financial Information

The 8.875% senior notes due 2010 are fully and unconditionally guaranteed by certain of our subsidiaries (Guarantor Subsidiaries) on a joint and several unsecured senior basis. The Guarantor Subsidiaries include all of our existing and future wholly-owned domestic restricted subsidiaries and certain of our existing wholly-owned foreign subsidiaries. The Guarantor Subsidiaries and the subsidiaries that do not guarantee the senior notes (the Non-Guarantor Subsidiaries) are wholly owned by NewMarket Corporation (the Parent Company). The Guarantor Subsidiaries consist of the following:

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

The following sets forth the consolidating statements of income for the three months ended March 31, 2006 and 2005, consolidating balance sheets as of March 31, 2006 and December 31, 2005, and condensed consolidating statements of cash flows for the three months ended March 31, 2006 and 2005 for the Parent Company, the Guarantor Subsidiaries and Non-Guarantor Subsidiaries. The financial information is based on our understanding of the SEC’s interpretation and application of Rule 3-10 of SEC Regulation S-X.

The financial information may not necessarily be indicative of the results of operations or financial position had the Guarantor Subsidiaries or Non-Guarantor Subsidiaries operated as independent entities. The Parent Company accounts for investments in these subsidiaries using the equity method.

NewMarket Corporation and Subsidiaries

Consolidating Statements of Income

Three Months Ended March 31, 2006

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$—	$232,950	$146,368	$(77,368)	$301,950
Cost of goods sold	—	184,216	130,031	(76,301)	237,946

Gross profit	—	48,734	16,337	(1,067)	64,004

Operating profit from TEL marketing agreements services	—	(1,381)	2,719	—	1,338
Intercompany service fee income (expense) from TEL marketing agreements	—	2,689	(2,689)	—	—

Selling, general, and administrative expenses	911	17,749	6,138	—	24,798
Research, development, and testing expenses	—	12,902	3,664	—	16,566

Operating (loss) profit	(911)	19,391	6,565	(1,067)	23,978

Interest and financing expenses	3,891	15	—	—	3,906
Other income, net	243	68	286	—	597

(Loss) income before income taxes and equity income of subsidiaries	(4,559)	19,444	6,851	(1,067)	20,669
Income tax (benefit) expense	(1,594)	6,777	2,117	(403)	6,897
Equity income of subsidiaries	16,737	—	—	(16,737)	—

Net income	$13,772	$12,667	$4,734	$(17,401)	$13,772

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

NewMarket Corporation and Subsidiaries

Consolidating Balance Sheets

March 31, 2006

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$32,029	$8,270	$16,166	$—	$56,465
Restricted cash	300	—	—	—	300
Trade and other accounts receivable, net	2,836	86,630	84,606	—	174,072
Amounts due from affiliated companies	—	211,260	36,895	(248,155)	—
Inventories	—	95,261	81,512	(7,784)	168,989
Deferred income taxes	1,316	3,615	127	2,973	8,031
Prepaid expenses	2,678	4,746	1,294	—	8,718

Total current assets	39,159	409,782	220,600	(252,966)	416,575

Property, plant and equipment, at cost	—	703,830	52,329	—	756,159
Less accumulated depreciation & amortization	—	554,993	47,486	—	602,479

Net property, plant and equipment	—	148,837	4,843	—	153,680

Investment in consolidated subsidiaries	525,012	—	—	(525,012)	—
Prepaid pension cost	15,164	—	2,104	—	17,268
Deferred income taxes	16,098	11,259	(4,550)	—	22,807
Other assets and deferred charges	7,436	29,180	6,910	—	43,526
Intangibles, net of amortization	729	46,415	1,617	—	48,761

Total assets	$603,598	$645,473	$231,524	$(777,978)	$702,617

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$39	$57,963	$29,389	$—	$87,391
Accrued expenses	9,406	32,575	9,304	—	51,285
Dividends payable	2,148	—	—	—	2,148
Book overdraft	33	3,553	—	—	3,586
Amounts due to affiliated companies	101,753	57,100	89,302	(248,155)	—
Long-term debt, current portion	—	650	—	—	650
Income taxes payable	(801)	11,943	372	—	11,514

Total current liabilities	112,578	163,784	128,367	(248,155)	156,574

Long-term debt	150,000	3,020	—	—	153,020
Other noncurrent liabilities	61,688	38,294	13,709	—	113,691

Total liabilities	324,266	205,098	142,076	(248,155)	423,285

Shareholders’ equity:
Common stock and paid-in capital	86,200	272,218	40,716	(312,934)	86,200
Accumulated other comprehensive loss	(29,901)	(15,931)	(9,706)	25,637	(29,901)
Retained earnings	223,033	184,088	58,438	(242,526)	223,033

Total shareholders’ equity	279,332	440,375	89,448	(529,823)	279,332

Total liabilities and shareholders’ equity	$603,598	$645,473	$231,524	$(777,978)	$702,617

NewMarket Corporation and Subsidiaries

Consolidating Balance Sheets

December 31, 2005

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
ASSETS

Cash and cash equivalents	$26,973	$10,532	$18,908	$—	$56,413
Restricted cash	917	502	—	—	1,419
Trade and other accounts receivable, net	2,663	92,209	94,588	—	189,460
Amounts due from affiliated companies	—	197,268	31,590	(228,858)	—
Inventories	—	84,601	74,114	(6,716)	151,999
Deferred income taxes	1,128	4,701	890	2,570	9,289
Prepaid expenses	129	2,173	817	—	3,119

Total current assets	31,810	391,986	220,907	(233,004)	411,699

Property, plant and equipment, at cost	—	697,881	67,064	—	764,945
Less accumulated depreciation & amortization	—	548,477	62,462	—	610,939

Net property, plant and equipment	—	149,404	4,602	—	154,006

Investment in consolidated subsidiaries	507,668	—	—	(507,668)	—
Prepaid pension cost	16,233	—	2,083	—	18,316
Deferred income taxes	16,180	10,348	(3,371)	—	23,157
Other assets and deferred charges	7,483	29,978	7,019	—	44,480
Intangibles, net of amortization	729	47,547	1,598	—	49,874

Total assets	$580,103	$629,263	$232,838	$(740,672)	$701,532

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable	$12	$55,939	$32,399	$—	$88,350
Accrued expenses	5,561	44,360	8,926	—	58,847
Book overdraft	10	4,212	—	—	4,222
Amounts due to affiliated companies	105,559	32,008	91,291	(228,858)	—
Long-term debt, current portion	—	640	—	—	640
Income taxes payable	(9,166)	22,717	1,177	—	14,728

Total current liabilities	101,976	159,876	133,793	(228,858)	166,787

Long-term debt	150,000	3,189	—	—	153,189
Other noncurrent liabilities	62,067	39,183	14,246	—	115,496

Total liabilities	314,043	202,248	148,039	(228,858)	435,472

Shareholders’ equity:
Common stock and paid-in capital	85,162	272,217	40,718	(312,935)	85,162
Accumulated other comprehensive loss	(30,511)	(16,577)	(9,669)	26,246	(30,511)
Retained earnings	211,409	171,375	53,750	(225,125)	211,409

Total shareholders’ equity	266,060	427,015	84,799	(511,814)	266,060

Total liabilities and shareholders’ equity	$580,103	$629,263	$232,838	$(740,672)	$701,532

NewMarket Corporation and Subsidiaries

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 31, 2006

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash (used in) provided from operating activities	$(10,032)	$18,359	$(1,978)	$—	$6,349

Cash flows from investing activities
Capital expenditures	—	(3,907)	(422)	—	(4,329)
Decrease in intercompany loans	(3,225)	—	—	3,225	—
Cash dividends from subsidiaries	19,400	—	—	(19,400)	—

Cash provided from (used in) investing activities	16,175	(3,907)	(422)	(16,175)	(4,329)

Cash flows from financing activities
Change in book overdraft	23	(659)	—	—	(636)
Financing from affiliated companies	—	3,225	—	(3,225)	—
Dividends	(2,148)	(19,400)	—	19,400	(2,148)
Excess tax benefits from stock-based payment arrangements	576	—	—	—	576
Proceeds from exercise of stock options	462	—	—	—	462
Decrease in capital lease	—	(159)	—	—	(159)

Cash used in financing activities	(1,087)	(16,993)	—	16,175	(1,905)

Effect of foreign exchange on cash and cash equivalents	—	279	(342)	—	(63)

Increase (decrease) in cash and cash equivalents	5,056	(2,262)	(2,742)	—	52
Cash and cash equivalents at beginning of year	26,973	10,532	18,908	—	56,413

Cash and cash equivalents at end of period	$32,029	$8,270	$16,166	$—	$56,465

NewMarket Corporation and Subsidiaries

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 31, 2005

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash provided from (used in) operating activities	$1,880	$2,183	$(2,599)	$—	$1,464

Cash flows from investing activities
Capital expenditures	—	(2,892)	(301)	—	(3,193)
Increase in intercompany loans	(5,350)	—	—	5,350	—
Cash dividends from subsidiaries	1,050	—	—	(1,050)	—
Other, net	—	57	—	—	57

Cash used in investing activities	(4,300)	(2,835)	(301)	4,300	(3,136)

Cash flows from financing activities
Borrowings under revolving credit agreement	2,500	—	—	—	2,500
Change in book overdraft	—	(2,281)	—	—	(2,281)
Financing from affiliated companies	—	5,350	—	(5,350)	—
Dividends	—	(1,050)	—	1,050	—
Proceeds from exercise of stock options	4	—	—	—	4
Decrease in capital lease	—	(149)	—	—	(149)

Cash provided from financing activities	2,504	1,870	—	(4,300)	74

Effect of foreign exchange on cash and cash equivalents	—	389	(2,189)	—	(1,800)

Increase (decrease) in cash and cash equivalents	84	1,607	(5,089)	—	(3,398)
Cash and cash equivalents at beginning of year	51	8,587	20,140	—	28,778

Cash and cash equivalents at end of period	$135	$10,194	$15,051	$—	$25,380

13.	Subsequent Event

On April 27, 2006, the Board of Directors declared a quarterly dividend in the amount of $0.125 per share on the common stock of the corporation. The dividend is payable July 1, 2006 to shareholders of record at the close of business on June 15, 2006.

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

These factors include, but are not limited to, timing of sales orders, gain or loss of significant customers, competition from other manufacturers, resolution of environmental liabilities, changes in the demand for our products, significant changes in new product introduction, increases in product cost, the impact of fluctuations in foreign exchange rates on reported results of operations, changes in various markets, geopolitical risks in certain of the countries in which we conduct business, and the impact of consolidation of the petroleum additives industry. In addition, we also discuss certain risk factors in Item 1A, “Risk Factors” in the 2005 Annual Report and incorporate the same herein by reference.

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

Overview

The first quarter 2006 reflected improvements in net sales, as well as operating profit, across all petroleum additives product lines as compared to the first quarter 2005. We believe the improvement in earnings reflects our continuing success in growing our petroleum additives product lines by supplying our customers with a strong and diverse portfolio of products to meet their requirements. We maintain our efforts to improve profitability in this very competitive marketplace, which continues to experience rising raw material costs, by improving pricing and introducing more cost effective products.

Our balance sheet remains strong with improved working capital and no outstanding bank debt. During the first quarter 2006, as a result of our improved financial condition, the Board of Directors declared a quarterly dividend of 12.5 cents per share on our common stock, for the first time since 2000. The dividend was paid on April 3, 2006 to NewMarket shareholders of record at the close of business on March 16, 2006. During the first quarter 2006, we did not repurchase any shares under our $50 million stock buy-back program that was authorized by the Board of Directors in December 2005.

Results of Operations

Net Sales

Our consolidated net sales for the first quarter 2006 amounted to $301.9 million, representing an increase of 26% from the 2005 level of $239.1 million. The table below shows our consolidated net sales by segment.

Net Sales by Segment

(in millions)

	Three Months Ended March 31
	2006	2005
Petroleum additives	$299.5	$237.1
Tetraethyl lead	2.4	2.0

Consolidated net sales	$301.9	$239.1

Petroleum Additives Segment

Petroleum additives net sales in the first quarter 2006 of $299.5 million were up $62.4 million, or approximately 26%, from $237.1 million in the first quarter 2005. Shipments for the first quarter 2006 increased approximately 10% as compared to first quarter 2005. The increase in shipments was across all product lines. While the improvement in shipments between the first quarter 2006 and the first quarter of 2005 is significant, the 2006 first quarter shipment level reflects a less significant improvement when compared to the levels that we experienced during last three quarters of 2005. Higher selling prices, which were partially offset by an unfavorable foreign currency impact, also resulted in higher net sales between the two first quarter periods.

The approximate components of the petroleum additives increase in net sales of $62.4 million between the two first quarter periods are shown below (in millions):

Three Months
Period ended March 31, 2005	$237.1
Change in shipments and product mix	27.4
Changes in selling prices, net of unfavorable foreign currency impact	35.0

Period ended March 31, 2006	$299.5

Tetraethyl Lead Segment

Most of the TEL marketing activity is through marketing agreements with Innospec Inc. (formerly The Associated Octel Company Limited and its affiliates) (Innospec), under which we do not record the sales transactions. Therefore, the TEL net sales shown in the table above are those made by our wholly-owned subsidiary, Ethyl Corporation (Ethyl) in areas not covered by the marketing agreements. The sales made in areas not covered by the Innospec marketing agreements are very minor compared to the TEL sales made through the marketing agreements. The TEL sales for the first quarter 2006 were slightly higher than the same period in 2005.

Segment Operating Profit

NewMarket evaluates the performance of the petroleum additives business of Afton and Ethyl’s TEL business based on segment operating profit. NewMarket Services Corporation (NewMarket Services) departments and other expenses are billed to Afton and Ethyl based on the services provided under the holding company structure pursuant to services agreements between NewMarket Services and Afton and NewMarket Services and Ethyl. Depreciation on segment property, plant, and equipment and amortization of segment intangible assets and the prepayment for services are included in the operating profit of each segment.

The table below reports operating profit by segment for the first quarter 2006 and 2005. The “Contract manufacturing and other” classification in the table below primarily represents certain manufacturing operations that Ethyl provides to Afton. Certain prior period amounts have been reclassified to conform to the current presentation.

Segment Operating Profit

(in millions)

	Three Months Ended March 31
	2006	2005
Petroleum additives	$25.7	$9.1

Tetraethyl lead	$0.2	$4.3

Contract manufacturing and other	$1.1	$0.7

Petroleum Additives Segment

First Quarter 2006 vs. First Quarter 2005 - Petroleum additives showed a significant improvement in operating profit when comparing this quarter to the same quarter last year. The first quarter 2006 operating profit was $25.7 million as compared to $9.1 million for first quarter 2005. The 2006 period included a small unfavorable foreign currency impact versus the 2005 period. The increase in operating profit was across all product lines.

Net sales were approximately 26% higher and shipments were approximately 10% higher for the first quarter 2006 than the same 2005 period, resulting in the higher operating profit for the first quarter 2006. The increase of 10% in shipments accounted for about half of the improvement in operating profit. This increase in shipments was widespread across all product lines.

We believe another positive factor influencing operating profit for the first quarter 2006 was the price margin of our business. We were able to implement certain price increases to partially restore our margins that have been under pressure since the increase in raw material costs began in mid-2004. We have also recognized additional improvements in operating profit through introducing more cost effective products into the marketplace, as this continues to be a very competitive business.

Selling, general, and administrative (SG&A) expenses were $1.6 million higher when comparing the two first quarter periods. In addition, research, development, and testing (R&D) expenses increased $0.5 million from first quarter 2005. As a percentage of net sales, SG&A expenses combined with R&D expenses, decreased from 14.6% for the first quarter 2005 to 12.3% for the same period this year. This decrease reflects higher sales, partially offset by the 6% increase in combined SG&A and R&D expenses.

TEL Segment

Results of our TEL segment include the operating profit contribution from our marketing agreements with Innospec, as well as certain TEL operations not included in the marketing agreements.

The operating profit from our marketing agreements for the first quarter 2006 was $1.3 million, which was $5.1 million lower than the first quarter last year. The 2006 period reflects improved pricing over 2005, however, this was more than offset by a 72% decrease in volume for the first quarter 2006 compared to the same period in 2005. The TEL market continues to decline as customers discontinue use of the product. Amortization of the prepayment for services was about $300 thousand lower for the first quarter 2006 as compared to first quarter 2005, reflecting the declining balance method of amortization.

Other TEL operations not included in the marketing agreements were $1.0 million favorable when comparing first quarter 2006 to first quarter 2005. The other TEL operations results for both first quarter periods include charges for environmental sites, as well as premises asbestos reserves. The first quarter 2006 reflects lower environmental charges when compared to first quarter 2005. The favorable impact from environmental costs is partially offset by an unfavorable impact from premises asbestos charges when comparing the two first quarter periods.

We expect TEL shipments and earnings in 2006 to be significantly lower than last year, and income from the TEL segment may vary greatly from quarter to quarter.

The following discussion references the Condensed Consolidated Financial Statements beginning on page 3 of this Quarterly Report on Form 10-Q.

Interest and Financing Expenses

First quarter 2006 interest and financing expenses were $3.9 million, while first quarter 2005 interest and financing expenses were $4.3 million. The decrease resulted primarily from lower debt during the first quarter 2006 as compared to first quarter 2005. We had no drawn bank debt under our revolving credit facility during the first quarter 2006. Fees and amortization of financing costs were substantially unchanged between the two periods.

Other Income, Net

Other income, net was $600 thousand income for the first quarter 2006 compared to $200 thousand income for the first quarter 2005. All periods were comprised of a number of individually immaterial items.

Income Taxes

Income taxes were $6.9 million for the first quarter 2006 and $2.1 million for the first quarter 2005. The effective tax rate was 33.4% for the first quarter 2006 and 31.0% for the first quarter 2005. The effective tax rate for 2005 includes the benefit of a research and development credit, which is not reflected in the 2006 effective rate as the credit has not been extended to date beyond 2005 by Congress.

The increase in income before income taxes from 2005 to 2006 resulted in an increase of $4.3 million in income taxes in the first quarter 2006, while the increase in the effective tax rate between 2006 and 2005 resulted in the additional increase in tax expense of $500 thousand.

Our deferred taxes are in a net asset position. Based on our current projections, we believe that we will recover the full benefit of our deferred tax assets.

Net Income

Our net income for the first quarter 2006 was $13.8 million or $0.79 per diluted share. This compares to net income for first quarter 2005 of $4.8 million or $0.28 per diluted share.

Cash Flows, Financial Condition, and Liquidity

Cash and cash equivalents at March 31, 2006 were $56.5 million, which was an increase of $52 thousand since December 31, 2005 and included a $63 thousand negative impact from foreign currency translation. Cash flows from operating activities for the three months 2006 were $6.3 million. We used these cash flows to fund capital expenditures of $4.3 million and fund dividends of $2.1 million. Included in the 2006 cash flows from operating activities were collections of $4.2 million related to the 2004 environmental insurance settlement. Cash flows from operating activities for the 2006 period also included a smaller increase in working capital requirements, which are discussed more fully below under “Working Capital.” We expect that cash from operations, together with borrowing available under our senior credit facility, will continue to be sufficient to cover our operating expenses and planned capital expenditures for the foreseeable future.

The terms of the 2004 environmental insurance settlement provide for a total payment of $15.6 million. In addition to the $4.2 million received in the first quarter 2006, we also received $3.7 million in the first quarter 2005 and $7.7 million during 2004.

Cash

We had restricted cash of $300 thousand at March 31, 2006 and $1.4 million at December 31, 2005. In addition, at March 31, 2006, we also had restricted funds of $1.1 million recorded as a long-term asset in other assets. Of these total restricted cash and funds at both March 31, 2006 and December 31, 2005, an aggregate of $900 thousand was cash received from Metropolitan Life Insurance Company (Metropolitan) during 2005 and 2003. The funds from Metropolitan are used to reduce the employee portion of retiree health benefits costs. The remaining $500 thousand of restricted cash and funds represents monies related to the issuance of a European bank guarantee.

Debt

Senior Notes - On April 30, 2003, Ethyl Corporation (Ethyl) sold senior notes in the aggregate principal amount of $150 million that bear interest at a fixed rate of 8.875% and are due in 2010. The senior notes are callable on or after May 1, 2007.

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

We were in compliance with these covenants as of both March 31, 2006 and December 31, 2005.

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

The $100 million revolving credit facility is for working capital and other general corporate purposes for NewMarket and our subsidiaries and includes a sub-facility for letters of credit. Borrowings bear interest, at our election, at either a base rate plus a margin (50 basis points as of March 31, 2006) or LIBOR plus a margin (200 basis points as of March 31, 2006). The revolving credit facility matures on June 18, 2009. There were no borrowings outstanding at March 31, 2006 under the revolving credit facility. At March 31, 2006, we had outstanding letters of credit of $2.7 million, resulting in the unused portion of the revolver amounting to $97.3 million.

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

We were in compliance with these covenants as of both March 31, 2006 and December 31, 2005.

** *

We had total long-term debt, including the current portion, of $153.7 million at March 31, 2006, representing a decrease of $159 thousand in our total debt since December 31, 2005. The decrease resulted from payments of $159 thousand on capital leases.

As a percentage of total capitalization (total long-term debt and shareholders’ equity), our total debt decreased from 36.6% at the end of 2005 to 35.5% at March 31, 2006. The lower percentage was primarily the result of the increase in shareholders’ equity, which was due to net income. Normally, we repay long-term debt with cash from operations and with proceeds from occasional sales of business units, plant sites, or other assets.

Capital Expenditures

We funded capital expenditures of $4.3 million through March 31, 2006, and we estimate our total capital spending during 2006 will be approximately $20 million. We expect to continue to finance capital spending through cash provided from operations.

Working Capital

We had working capital at March 31, 2006, of $260.0 million, resulting in a current ratio of 2.66 to 1. At December 31, 2005, working capital was $244.9 million and the current ratio was 2.47 to 1.

The increase in working capital primarily reflects higher inventories and prepaid expenses, as well as lower accrued expenses and income taxes payable. These favorable impacts on working capital were partially offset by a decrease in accounts receivable. The increase in inventory resulted from higher costs, as well as an increase in volumes due to increased customer demands. The increase in prepaid expenses primarily resulted from the funding of our dividend to the transfer agent, which disburses the dividend to our shareholders, as well as higher prepaid insurance amounts, which will be amortized over the year. The accrued expenses decrease was primarily due to payments made on customer rebates in the first quarter 2006, while the decrease in income taxes payable was the result of having made tax payments during the first quarter 2006. The decrease in accounts receivable resulted mostly from a reduction in miscellaneous receivables, including the receipt of the final payment related to the 2004 environmental settlement, as well as a reduction in trade accounts receivables, which were down about 3%.

Critical Accounting Policies

It is our goal to clearly present our financial information in a manner that enhances the understanding of our sources of earnings and our financial condition. We do this by including the information required by the SEC, as well as additional information that gives further insight into our financial operations.

This report, as well as the 2005 Annual Report, includes a discussion of our accounting principles, as well as methods and estimates used in the preparation of our financial statements. We believe these discussions and statements fairly represent the financial position and operating results of our company. The purpose of this portion of our discussion is to further emphasize some of the more critical areas where a significant change in facts and circumstances in our operating and financial environment might cause a change in reported financial results.

As discussed in the 2005 Annual Report, we have made certain prepayments related to our TEL marketing agreements. The unamortized total at March 31, 2006 for these prepayments is $12.2 million. We are amortizing these costs on an accelerated basis using a declining balance method over the life of the contracts. We believe this is the appropriate methodology and time period for this amortization based on the facts and circumstances of our TEL operations and the estimated product life of TEL. The customer base of TEL is significantly concentrated in a few countries and when conditions change that cause a shorter product life or other restrictions outside of our control, the amortization period is adjusted accordingly. Any adjustment to the amortization period would impact earnings, but would have no effect on cash flows. We continue to keep our accounting for this issue current with the business conditions.

We also have certain identifiable intangibles amounting to $44.9 million at March 31, 2006. These intangibles relate to our petroleum additives business and are being amortized over periods with up to ten years of remaining life. We continue to assess the market related to these intangibles, as well as their specific values, and conclude the amortization periods and values are appropriate. We also evaluate these intangibles for any potential impairment when significant events or circumstances occur that might impair the value of these assets. These evaluations continue to support the value at which these identifiable intangibles are carried on our financial statements. However, if conditions were to deteriorate substantially in this market, it could possibly cause a reduction in the periods of this amortization charge or could possibly result in a noncash write-off of a portion of the intangibles’ carrying value. A reduction in the amortization period would have no cash effect. While we do not anticipate such a change in the market conditions, this disclosure is provided to enhance the understanding of the factors involved.

We have made disclosure of our environmental issues in Part I, Item I of the 2005 Annual Report, as well as in the Notes to Consolidated Financial Statements of the 2005 Annual Report. We believe our environmental accruals are appropriate for the exposures and regulatory guidelines under which we currently operate. While we currently do not anticipate significant changes to the many factors that could impact our environmental requirements, we continue to keep our accruals consistent with these requirements as they change.

Also, as noted in the discussion of Legal Proceedings in Item 3 of the 2005 Annual Report, while it is not possible to predict or determine the outcome of any legal proceeding, it is our opinion, based on our current knowledge, that we will not experience materially adverse effects on our results of operations or financial condition as a result of any pending or threatened proceeding.

We use significant assumptions to record the impact of the pension and postretirement plans in the financial statements. These assumptions include the discount rate, expected long-term rate of return, rate of compensation increase, and health care cost trend rate. A change in any one of these assumptions could result in significantly different results for the plans. We develop these assumptions after considering advice from a major global actuarial consulting firm. Information is provided on the pension and postretirement plans in Note 19 of the 2005 Annual Report. In addition, further disclosure on the impact of changes in these assumptions is provided in the “Financial Position and Liquidity” section of Item 7 of the 2005 Annual Report.

Recently Issued Accounting Pronouncements

In September 2005, Emerging Issues Task Force (EITF) 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” was issued. The EITF addressed under which circumstances inventory purchase and sales transactions with the same counterparty should be considered a single exchange transaction, as well as under which circumstances nonmonetary exchanges of inventory within the same line of business should be recognized at fair value. The EITF is effective for the first interim or annual period beginning after March 15, 2006. We do not expect this EITF to have a material impact on our financial statements

Outlook

Petroleum Additives

The petroleum additives business performed very well during the first quarter of 2006. Volumes were strong, and we were able to make some improvements to restore our margins, which have been under pressure due to rising raw material costs, by improving pricing and introducing more cost effective products. As we look ahead for the remainder of the year, we see a very high level of uncertainty with respect to the cost of our raw materials. The price of crude oil is at historically high levels and could indicate that our costs may rise as we go through the year. We monitor this situation daily and intend to attempt to manage this situation with pricing actions in our marketplace. We continue to believe that petroleum additives will have higher operating profit in 2006 as compared to 2005.

TEL

TEL operating profit dropped in the first quarter of 2006 as shipments were down about 72% from the first quarter of 2005. We do not expect the annual reduction in shipments to be as significant as the first quarter 2006 reduction; however, this segment will experience significantly lower operating profit this year and will become a less significant contributor to the overall performance of the company. The reduction in operating profit is a function of lower demand around the world for TEL.

Cash Flows

We have no outstanding bank debt and our senior notes are not callable until May 1, 2007. We expect to build cash on our balance sheet while investigating alternative uses of that cash, including possible acquisitions.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our market risk from the information provided in the 2005 Annual Report.

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

We have formed a Financial Disclosure Committee, which is made up of the president and senior vice president of Afton, the president of Ethyl, the general counsel of NewMarket and the controller of NewMarket. The committee, as well as regional management, makes representations with regard to the financial statements that, to the best of their knowledge, the report does not contain any misstatement of a material fact or omit a material fact that is necessary to make the statements not misleading with respect to the periods covered by the report.

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

There has been no change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

ITEM 1. Legal Proceedings

We are involved in legal proceedings that are incidental to our business and include administrative or judicial actions seeking remediation under environmental laws, such as Superfund.

These proceedings include certain product liability cases. The only product liability case of potential consequence in which we are involved is TEL-related. In that case, Ethyl was served as a defendant in a case filed in the Circuit Court for Baltimore City, Maryland, in September 1999. Smith, et al. v. Lead Industries Association, Inc., et al., alleged personal injuries for seven children from lead exposure arising from lead paint and dust from tailpipe emissions due to leaded gasoline. The court dismissed Ethyl and some other defendants from the case in February 2002 and granted summary judgment to other defendants in November 2002. The plaintiffs appealed both decisions, but did not appeal the dismissal of Ethyl as a defendant. After the Court of Appeals of Maryland dismissed the appeal and remanded the case to the trial court, the trial court entered orders severing certain claims, and the plaintiffs have again appealed the dismissal of the severed claims. If such claims are further pursued against Ethyl, we believe Ethyl has strong defenses and will vigorously defend any such claims.

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

NEWMARKET CORPORATION
(Registrant)

Date: May 1, 2006	By:	/s/ D. A. Fiorenza
David A. Fiorenza
Vice President and
Treasurer
(Principal Financial Officer)

Date: May 1, 2006	By:	/s/ Wayne C. Drinkwater
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