Form 10-Q
period 2006-06-30
NEWMARKET CORP
filed 2006-08-01
CIK 1282637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Number of shares of common stock, without par value, outstanding as of July 31, 2006: 17,248,259.

NEWMARKET CORPORATION

I N D E X

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Net sales	$330,066	$271,842	$632,016	$510,956
Cost of goods sold	260,365	219,681	498,311	415,682

Gross profit	69,701	52,161	133,705	95,274

Operating profit from TEL marketing agreements services	1,850	6,826	3,188	13,277

Selling, general, and administrative expenses	26,668	23,969	51,466	46,262
Research, development, and testing expenses	17,116	15,797	33,682	32,077
Special item income	3,250	3,868	3,250	3,868

Operating profit	31,017	23,089	54,995	34,080

Interest and financing expenses	3,866	4,455	7,772	8,782
Other income, net	5,046	131	5,643	371

Income before income taxes	32,197	18,765	52,866	25,669
Income tax expense	11,828	5,698	18,725	7,840

Net income	$20,369	$13,067	$34,141	$17,829

Basic earnings per share	$1.18	$0.77	$1.99	$1.05

Diluted earnings per share	$1.17	$0.76	$1.96	$1.03

Shares used to compute basic earnings per share	17,232	17,016	17,177	16,999

Shares used to compute diluted earnings per share	17,411	17,305	17,403	17,310

Cash dividends declared per common share	$0.125	$—	$0.25	$—

See accompanying notes to the condensed consolidated financial statements.

NEWMARKET CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30 2006	December 31 2005
ASSETS
Current assets:
Cash and cash equivalents	$63,872	$56,413
Restricted cash	240	1,419
Trade and other accounts receivable, less allowance for doubtful accounts ($891 - 2006; $1,045 - 2005)	194,376	189,460
Inventories:
Finished goods	136,097	121,493
Raw materials	23,548	22,440
Stores, supplies and other	8,454	8,066

	168,099	151,999

Deferred income taxes	7,626	9,289
Prepaid expenses	5,499	3,119

Total current assets	439,712	411,699

Property, plant and equipment, at cost	737,479	764,945
Less accumulated depreciation and amortization	582,376	610,939

Net property, plant and equipment	155,103	154,006

Prepaid pension cost	17,253	18,316
Deferred income taxes	20,497	23,157
Other assets and deferred charges	42,137	44,480
Intangibles, net of amortization	47,692	49,874

Total assets	$722,394	$701,532

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$84,636	$88,350
Accrued expenses	54,215	58,847
Dividends payable	2,157	—
Book overdraft	4,114	4,222
Long-term debt, current portion	660	640
Income taxes payable	8,335	14,728

Total current liabilities	154,117	166,787

Long-term debt	152,849	153,189
Other noncurrent liabilities	115,706	115,496

Commitments and contingencies (Note 9)

Shareholders’ equity:
Common stock and paid-in capital (without par value) Issued - 17,245,259 in 2006 and 17,081,559 in 2005	86,522	85,162
Accumulated other comprehensive loss	(28,045)	(30,511)
Retained earnings	241,245	211,409

	299,722	266,060

Total liabilities and shareholders’ equity	$722,394	$701,532

See accompanying notes to the condensed consolidated financial statements.

NEWMARKET CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30
	2006	2005
Cash and cash equivalents at beginning of year	$56,413	$28,778

Cash flows from operating activities:
Net income	34,141	17,829
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and other amortization	14,878	17,565
Amortization of deferred financing costs	945	945
Noncash pension expense	6,742	6,506
Deferred income tax expense (benefit)	3,106	(458)
Gain on insurance settlement	—	(3,868)
Gain on sale of property	(3,250)	—
Interest on income tax settlement	(4,429)	—
Working capital changes	(33,356)	(40,323)
Excess tax benefits from stock-based payment arrangements	(648)	—
Cash pension contributions	(7,272)	(5,061)
Proceeds from insurance settlement	4,200	9,750
Proceeds from income tax settlement	911	—
Long-term receivable - TEL marketing agreements	887	618
Other, net	(200)	4,449

Cash provided from operating activities	16,655	7,952

Cash flows from investing activities:
Capital expenditures	(10,033)	(7,074)
Proceeds from sale of property	3,408	—
Other, net	83	121

Cash used in investing activities	(6,542)	(6,953)

Cash flows from financing activities:
Net borrowings under revolving credit agreement	—	4,000
Dividends paid	(2,148)	—
Change in book overdraft	(108)	1,156
Proceeds from exercise of stock options	712	227
Excess tax benefits from stock-based payment arrangements	648	—
Payment of capital leases	(320)	(300)

Cash (used in) provided from financing activities	(1,216)	5,083

Effect of foreign exchange on cash and cash equivalents	(1,438)	(3,407)

Increase in cash and cash equivalents	7,459	2,675

Cash and cash equivalents at end of period	$63,872	$31,453

See accompanying notes to the condensed consolidated financial statements.

NEWMARKET CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Financial Statement Presentation

In the opinion of management, the accompanying condensed consolidated financial statements of NewMarket Corporation and Subsidiaries contain all necessary adjustments for the fair presentation of, in all material respects, our consolidated financial position as of June 30, 2006, as well as our consolidated results of operations for the three-months and six-months ended June 30, 2006 and June 30, 2005 and our consolidated cash flows for the six-months ended June 30, 2006 and June 30, 2005. The financial statements are subject to normal year-end adjustments and do not include comprehensive footnotes. All adjustments are of a normal, recurring nature, unless otherwise disclosed. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the NewMarket Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (2005 Annual Report), as filed with the Securities and Exchange Commission (SEC). The results of operations for the three-month and six-month periods ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006. The December 31, 2005 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Unless the context otherwise requires, all references to “we,” “us,” “our,” the “Company” and “NewMarket” are to NewMarket Corporation and its consolidated subsidiaries.

At both June 30, 2006 and December 31, 2005, we had a book overdraft for some of our disbursement cash accounts. A book overdraft represents transactions that have not cleared the bank accounts at the end of the reporting period. We transfer cash on an as-needed basis to fund these items as they clear the bank in subsequent periods.

Cash dividends declared for the six-months ended June 30, 2006 totaled 25 cents per share including a dividend of 12.5 cents per share declared on February 23, 2006 and paid April 3, 2006, as well as a dividend of 12.5 cents per share declared on April 27, 2006 and paid on July 3, 2006. There were no dividends declared or paid for the six-months ended June 30, 2005.

2.	Asset Retirement Obligations

The following table illustrates the activity associated with our asset retirement obligations for the six-months ended June 30, 2006 and the year ended December 31, 2005. The asset retirement obligations are related primarily to our tetraethyl lead (TEL) operations. We expense accretion in current operations. The current portion of our asset retirement obligations is included in accrued expenses on our balance sheet. The long-term portion of the obligation is included in other noncurrent liabilities on our balance sheet.

	June 30 2006	December 31 2005
	(in thousands)
Asset retirement obligation, beginning of period	$10,386	$10,268
Accretion expense	356	761
Liabilities incurred	—	675
Liabilities settled	(2,117)	(3,736)
Changes in expected cash flows and timing	(774)	2,292
Foreign currency impact	171	126

Asset retirement obligation, end of period	$8,022	$10,386

3.	Stock-Based Compensation

On May 27, 2004, at the Ethyl Corporation (Ethyl) annual meeting, Ethyl shareholders approved the 2004 Incentive Compensation and Stock Plan (the Plan). In connection with the holding company formation, NewMarket assumed all of Ethyl’s rights, liabilities, and obligations under the Plan. Any employee of our company or an affiliate or a person who is a member of our board of directors or the board of directors of an affiliate is eligible to participate in the Plan if the Bonus, Salary and Stock Option Committee of our Board of Directors (the Administrator), in its sole discretion, determines that such person has contributed significantly or can be expected to contribute significantly to the profits or growth of our company or its affiliates (each, a participant). Under the terms of the Plan, we may grant a participant stock awards, incentive awards, options (which may be either incentive stock options or nonqualified stock options,) or stock appreciation rights (SARs), which may be granted with a related option. Stock options entitle the participant to purchase a specified number of shares of our common stock at a price that is fixed by the Administrator at the time the option is granted; provided, however, that the price cannot be less than the shares’ fair market value on the date of grant. The maximum period in which an option may be exercised is fixed by the Administrator at the time the option is granted but, in the case of an incentive stock option, cannot exceed ten years.

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

A summary of NewMarket’s stock options outstanding is presented below in whole shares.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2006	379,200	$9.63
Exercised	(163,700)	4.35		$6,002

Outstanding at June 30, 2006	215,500	$13.64	4.23	$7,634

Exercisable at June 30, 2006	165,500	$4.35	5.37	$7,400

We have outstanding 50,000 options to purchase shares of our common stock at an exercise price of $44.375 per share. Each of these options includes an associated SAR. At June 30, 2006, none of these options are vested or exercisable. These options will become 100% vested and exercisable on November 13, 2006 and will expire on December 13, 2006. We also have outstanding 165,500 options to purchase shares of our common stock at an exercise price of $4.35 per share. None of these options include an associated SAR. These options are fully vested and exercisable at June 30, 2006. All but 20,000 of the $4.35 options will expire on September 28, 2011. The remaining 20,000 options will expire on October 10, 2012.

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

We have neither granted nor modified any awards since January 1, 2006. We recorded compensation costs of $234 thousand during the three-months and six-months ended June 30, 2006 related to our stock options. We recognized a tax benefit on the $4.35 options of $648 thousand for the six-months ended June 30, 2006 and $72 thousand for the three-months ended June 30, 2006.

Prior to adoption of SFAS 123R, we accounted for our stock-based compensation plan using the intrinsic-value method. Under this method, we did not record compensation cost for stock options unless the quoted market price of the stock at grant date or other measurement date exceeded the amount the employee must pay to exercise the stock option. Compensation cost for restricted stock grants, if issued, was recognized over the vesting period. The following table illustrates the effect on net income and earnings per share as if we had applied the fair-value method of accounting for the stock-based compensation plan during the three-months and six-months ended June 30, 2005.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(in thousands, except per share amounts)
Net income, as reported	$13,067	$17,829
Less: Total stock-based employee compensation expense determined under the fair-value based method, net of related tax effect	—	(23)

Net income, pro forma	$13,067	$17,806

Earnings per share:
Basic, as reported	$0.77	$1.05

Basic, pro forma	$0.77	$1.05

Diluted, as reported	$0.76	$1.03

Diluted, pro forma	$0.76	$1.03

4.	Segment Information

The tables below show our consolidated net sales by segment, operating profit by segment (including a reconciliation of segment operating profit to income before income taxes,) and depreciation and amortization by segment.

Net Sales by Segment

(in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Petroleum additives	$325.0	$269.0	$624.5	$506.2
Tetraethyl lead	5.1	2.8	7.5	4.8

Consolidated net sales	$330.1	$271.8	$632.0	$511.0

Segment Operating Profit

(in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Petroleum additives	$27.1	$16.4	$52.8	$25.6
Tetraethyl lead (a)	2.3	9.4	2.5	13.6
Contract manufacturing and other	1.2	1.0	2.3	1.7

Segment operating profit	30.6	26.8	57.6	40.9
Corporate, general, and administrative expense	(2.8)	(3.3)	(5.8)	(6.2)
Special item (b)	3.3	—	3.3	—
Interest expense	(3.9)	(4.5)	(7.8)	(8.8)
Other income (expense), net (c)	5.0	(0.2)	5.6	(0.2)

Income before income taxes	$32.2	$18.8	$52.9	$25.7

Certain prior period amounts have been reclassified to conform to the current presentation. There was no impact on net income in any period as a result of such reclassifications.

(a)	The tetraethyl lead segment for the three-months and six-months ended June 30, 2005 included a gain of $3.9 million associated with the insurance settlement related to premises asbestos liabilities. The after-tax gain amounted to $2.5 million.
(b)	The special item for both 2006 periods represents a $ 3.3 million gain ( $2.0 million after tax) on the sale of property.
(c)	Other income (expense), net for both 2006 periods includes a $4.4 million gain ($2.9 million after tax) for interest on an income tax settlement.

Depreciation and Amortization

(in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Petroleum additives	$5.7	$6.4	$11.5	$13.5
Tetraethyl lead	1.3	1.7	2.7	3.4
Other long-lived assets	0.4	0.3	0.7	0.7

Total depreciation and amortization	$7.4	$8.4	$14.9	$17.6

5.	Pension and Postretirement Plans

During the six-months ended June 30, 2006, we made contributions of approximately $3.7 million for domestic pension plans and approximately $1.3 million for domestic postretirement plans. We expect to make total contributions in 2006 of approximately $7 million for our domestic pension plans and approximately $2 million to $3 million for our domestic postretirement plans.

We made contributions of approximately $3.6 million for our foreign pension plans and approximately $60 thousand for a foreign postretirement plan during the six-months ended June 30, 2006. During 2006, we expect to make total contributions of approximately $7 million to our foreign pension plans and $100 thousand to our foreign postretirement plan.

The tables below present information on periodic benefit cost for our domestic and foreign pension and postretirement plans.

	Domestic
	Pension Benefits
	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
	(in thousands)
Service cost	$1,432	$1,368	$2,865	$2,736
Interest cost	1,558	1,479	3,115	2,955
Expected return on plan assets	(1,564)	(1,497)	(3,128)	(2,993)
Amortization of prior service cost	113	200	227	400
Amortization of net loss	650	506	1,300	1,012

	$2,189	$2,056	$4,379	$4,110

	Domestic
	Postretirement Benefits
	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
	(in thousands)
Service cost	$409	$341	$819	$681
Interest cost	958	918	1,916	1,854
Expected return on plan assets	(470)	(486)	(941)	(971)
Amortization of prior service cost	(5)	(7)	(10)	(14)

	$892	$766	$1,784	$1,550

	Foreign
	Pension Benefits
	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
	(in thousands)
Service cost	$662	$529	$1,299	$1,070
Interest cost	1,078	1,058	2,114	2,171
Expected return on plan assets	(981)	(873)	(1,928)	(1,762)
Amortization of prior service cost	83	80	159	162
Amortization of transition asset	(8)	(11)	(17)	(23)
Amortization of net loss	375	385	736	778

	$1,209	$1,168	$2,363	$2,396

			Foreign
			Postretirement Benefits
			Three Months Ended	Six Months Ended

			June 30
			2006	2006
			(in thousands)
Service cost			$5	$9
Interest cost			28	56
Expected return on plan assets			17	33
Amortization of prior service cost			13	26

			$63	$124

During June 2006, we amended our domestic salaried pension plan. The amendment changes the factors for determining early retirement benefits so that the early retirement benefit payable at all ages is actuarially equivalent to the normal retirement benefit payable at age 65. Previously, the early retirement factors resulted in a more favorable retirement benefit at ages prior to 65. The amendment is effective August 1, 2006 and has resulted in a remeasurement of the domestic salaried plan and the domestic non-qualified plan. The remeasurement has resulted in a lower pension expense, as well as lower actuarial liabilities for the salaried and non-qualified plans. The impact of this remeasurement on the second quarter 2006 was not material.

6.	Earnings Per Share

Basic and diluted earnings per share are calculated as shown in the table below. Options are not included in the computation of diluted earnings per share when the option exercise price exceeds the average market price of the common stock.

At both June 30, 2006 and June 30, 2005, there were outstanding options to purchase 50,000 shares of NewMarket common stock at an exercise price of $44.375 per share. Prior to June 30, 2006, these options were not included in the computation of diluted earnings per share due to their anti-dilutive impact. These options were included in the calculation of diluted earnings per share for the three-months ended June 30, 2006.

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
	(in thousands, except per share amounts)
Basic earnings per share
Numerator:
Income from continuing operations, as reported	$20,369	$13,067	$34,141	$17,829

Denominator:
Average number of shares of common stock outstanding	17,232	17,016	17,177	16,999

Basic earnings per share	$1.18	$.77	$1.99	$1.05

Diluted earnings per share
Numerator:
Income from continuing operations, as reported	$20,369	$13,067	$34,141	$17,829
Denominator:
Average number of shares of common stock outstanding	17,232	17,016	17,177	16,999
Shares issuable upon exercise of stock options	179	289	226	311

Total shares	17,411	17,305	17,403	17,310

Diluted earnings per share	$1.17	$.76	$1.96	$1.03

7.	Intangibles, net of amortization

The following table provides certain information related to our intangible assets.

	June 30 2006		December 31 2005
	Identifiable Intangibles
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Amortizing intangible assets
Formulas	$85,910	$42,168	$85,910	$39,905
Contracts	40,873	40,873	40,873	40,873

	$126,783	$83,041	$126,783	$80,778

Nonamortizing intangible assets
Minimum pension liabilities	$3,950		$3,869

Aggregate amortization expense		$2,263		$5,364

Estimated annual amortization expense related to our intangible assets for the next five years is expected to be: (in thousands)

• 2006	$4,524
• 2007	$4,524
• 2008	$4,524
• 2009	$4,524
• 2010	$4,524

We amortize the cost of intangible assets by the straight-line method, over their economic lives. We generally amortize contracts over a period of five years to ten years. Our contracts are now fully amortized. We generally amortize formulas over 20 years.

8.	Long-term Debt

Long-term debt consisted of the following:

	June 30 2006	December 31 2005
	(in thousands)
Senior notes	$150,000	$150,000
Capital lease obligations	3,509	3,829

	153,509	153,829
Current maturities of long-term debt	(660)	(640)

	$152,849	$153,189

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

We are currently disputing certain product costs from Innospec Inc. (formerly The Associated Octel Company Limited and its affiliates) (Innospec) regarding our North American TEL supply. We are confident in our position and believe we will prevail. Regardless of the outcome, we do not believe the dispute will have a material effect on the financial condition or results of operations of NewMarket. However, with TEL segment operating profit at such a low level, a relatively small increase in cost may be material to TEL segment results.

Our accruals for environmental remediation were approximately $22 million at June 30, 2006 and $23 million at December 31, 2005. In addition to the accruals for environmental remediation, we also have accruals for dismantling and decommissioning costs of approximately $5 million at June 30, 2006 and $7 million at December 31, 2005.

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

These settlements resulted in an aggregate gain of $3.9 million, which is included as a special item for the three-months and six-months ended June 30, 2005. The net gain represents amounts paid to us to settle historical claims in excess of the receivables we carried on our financial statements from both Travelers and Albemarle in the aggregate.

10.	Comprehensive Income and Accumulated Other Comprehensive Loss

The components of comprehensive income consist of the following:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
	(in thousands)
Net income	$20,369	$13,067	$34,141	$17,829
Other comprehensive income (loss), net of tax
Unrealized (loss) on marketable equity securities	(19)	(4)	(19)	(103)
Unrealized (loss) gain on derivative instruments	(50)	583	(50)	1,454
Foreign currency translation adjustments	1,925	(3,076)	2,535	(4,973)

Other comprehensive income (loss)	1,856	(2,497)	2,466	(3,622)

Comprehensive income	$22,225	$10,570	$36,607	$14,207

The components of accumulated other comprehensive loss consist of the following:

	June 30 2006	December 31 2005
	(in thousands)
Unrealized gain on marketable equity securities	$—	$19
Unrealized (loss) on derivative instruments	(50)	—
Minimum pension liability adjustment	(18,313)	(18,313)
Foreign currency translation adjustments	(9,682)	(12,217)

Accumulated other comprehensive loss	$(28,045)	$(30,511)

11.	Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with Financial Accounting Statement No. 109, “Accounting for Income Taxes.” The interpretation is effective for fiscal years beginning after December 15, 2006. We do not expect FIN 48 to have a material impact on our financial statements.

12.	Consolidating Financial Information

We have outstanding $150 million aggregate principal amount of 8.875% senior notes due 2010. The senior notes are fully and unconditionally guaranteed by certain of our subsidiaries (Guarantor Subsidiaries) on a joint and several unsecured senior basis. The Guarantor Subsidiaries include all of our existing and future wholly-owned domestic restricted subsidiaries and certain of our existing wholly-owned foreign subsidiaries. The Guarantor Subsidiaries and the subsidiaries that do not guarantee the senior notes (the Non-Guarantor Subsidiaries) are wholly owned by NewMarket Corporation (the Parent Company). The Guarantor Subsidiaries consist of the following:

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

The following sets forth the condensed consolidating statements of income for the three-months and six-months ended June 30, 2006 and June 30, 2005, condensed consolidating balance sheets as of June 30, 2006 and December 31, 2005, and condensed consolidating statements of cash flows for the six-months ended June 30, 2006 and June 30, 2005 for the Parent Company, the Guarantor Subsidiaries and Non-Guarantor Subsidiaries. The financial information is based on our understanding of the SEC’s interpretation and application of Rule 3-10 of SEC Regulation S-X.

The financial information may not necessarily be indicative of the results of operations or financial position had the Guarantor Subsidiaries or Non-Guarantor Subsidiaries operated as independent entities. The Parent Company accounts for investments in these subsidiaries using the equity method.

NewMarket Corporation and Subsidiaries

Condensed Consolidating Statements of Income

Three Months Ended June 30, 2006

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$—	$250,084	$157,121	$(77,139)	$330,066
Cost of goods sold	—	198,625	139,719	(77,979)	260,365

Gross profit	—	51,459	17,402	840	69,701

Operating profit from TEL marketing agreements services	—	233	1,617	—	1,850
Intercompany service fee income (expense) from TEL marketing agreements	—	1,574	(1,574)	—	—

Selling, general, and administrative expenses	1,252	20,403	5,013	—	26,668
Research, development, and testing expenses	—	13,185	3,931	—	17,116
Special item income	—	3,250	—	—	3,250

Operating (loss) profit	(1,252)	22,928	8,501	840	31,017

Interest and financing expenses	3,893	(56)	29	—	3,866
Other income (expense), net	5,094	(145)	97	—	5,046

(Loss) income before income taxes and equity income of subsidiaries	(51)	22,839	8,569	840	32,197
Income tax expense	82	8,628	2,804	314	11,828
Equity income of subsidiaries	20,502	—	—	(20,502)	—

Net income	$20,369	$14,211	$5,765	$(19,976)	$20,369

NewMarket Corporation and Subsidiaries

Condensed Consolidating Statements of Income

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

NewMarket Corporation and Subsidiaries

Condensed Consolidating Statements of Income

Six Months Ended June 30, 2006

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$—	$483,034	$303,489	$(154,507)	$632,016
Cost of goods sold	—	382,841	269,750	(154,280)	498,311

Gross profit	—	100,193	33,739	(227)	133,705

Operating (loss) profit from TEL marketing agreements services	—	(1,148)	4,336	—	3,188
Intercompany service fee income (expense) from TEL marketing agreements	—	4,263	(4,263)	—	—

Selling, general, and administrative expenses	2,163	38,152	11,151	—	51,466
Research, development, and testing expenses	—	26,087	7,595	—	33,682
Special item income	—	3,250	—	—	3,250

Operating (loss) profit	(2,163)	42,319	15,066	(227)	54,995

Interest and financing expenses	7,784	(41)	29	—	7,772
Other income (expense), net	5,337	(77)	383	—	5,643

(Loss) income before income taxes and equity income of subsidiaries	(4,610)	42,283	15,420	(227)	52,866
Income tax (benefit) expense	(1,512)	15,405	4,921	(89)	18,725
Equity income of subsidiaries	37,239	—	—	(37,239)	—

Net income	$34,141	$26,878	$10,499	$(37,377)	$34,141

NewMarket Corporation and Subsidiaries

Condensed Consolidating Statements of Income

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

NewMarket Corporation and Subsidiaries

Condensed Consolidating Balance Sheets

June 30, 2006

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$34,546	$9,091	$20,235	$—	$63,872
Restricted cash	240	—	—	—	240
Trade and other accounts receivable, net	4,284	90,290	99,802	—	194,376
Amounts due from affiliated companies	—	213,397	37,876	(251,273)	—
Inventories	—	94,995	80,047	(6,943)	168,099
Deferred income taxes	1,403	4,091	(527)	2,659	7,626
Prepaid expenses	386	3,499	1,614	—	5,499

Total current assets	40,859	415,363	239,047	(255,557)	439,712

Property, plant and equipment, at cost	—	682,800	54,679	—	737,479
Less accumulated depreciation & amortization	—	532,734	49,642	—	582,376

Net property, plant and equipment	—	150,066	5,037	—	155,103

Investment in consolidated subsidiaries	547,393	—	—	(547,393)	—
Prepaid pension cost	15,054	—	2,199	—	17,253
Deferred income taxes	16,198	9,960	(5,661)	—	20,497
Other assets and deferred charges	6,969	28,123	7,045	—	42,137
Intangibles, net of amortization	729	45,284	1,679	—	47,692

Total assets	$627,202	$648,796	$249,346	$(802,950)	$722,394

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$94	$56,003	$28,539	$—	$84,636
Accrued expenses	7,931	37,404	8,880	—	54,215
Dividends payable	2,157	—	—	—	2,157
Book overdraft	41	4,073	—	—	4,114
Amounts due to affiliated companies	105,573	46,004	99,696	(251,273)	—
Long-term debt, current portion	—	660	—	—	660
Income taxes payable	(134)	6,716	1,753	—	8,335

Total current liabilities	115,662	150,860	138,868	(251,273)	154,117

Long-term debt	150,000	2,849	—	—	152,849
Other noncurrent liabilities	61,818	40,258	13,630	—	115,706

Total liabilities	327,480	193,967	152,498	(251,273)	422,672

Shareholders’ equity:
Common stock and paid-in capital	86,522	272,219	40,718	(312,937)	86,522
Accumulated other comprehensive loss	(28,045)	(15,698)	(8,064)	23,762	(28,045)
Retained earnings	241,245	198,308	64,194	(262,502)	241,245

Total shareholders’ equity	299,722	454,829	96,848	(551,677)	299,722

Total liabilities and shareholders’ equity	$627,202	$648,796	$249,346	$(802,950)	$722,394

NewMarket Corporation and Subsidiaries

Condensed Consolidating Balance Sheets

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

NewMarket Corporation and Subsidiaries

Condensed Consolidating Statements of Cash Flows

Six Months Ended June 30, 2006

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash (used in) provided from operating activities	$(1,895)	$13,301	$5,249	$-	$16,655

Cash flows from investing activities
Capital expenditures	—	(9,361)	(672)	—	(10,033)
Proceeds from sale of property	—	3,408	—	—	3,408
Increase in intercompany loans	(2,825)	—	—	2,825	—
Cash dividends from subsidiaries	13,050	—	—	(13,050)	—
Other, net	—	83	—	—	83

Cash provided from (used in) investing activities	10,225	(5,870)	(672)	(10,225)	(6,542)

Cash flows from financing activities
Change in book overdraft	31	(139)	—	—	(108)
Financing from affiliated companies	—	2,825	—	(2,825)	—
Dividends paid	(2,148)	(13,050)	—	13,050	(2,148)
Excess tax benefits from stock-based payment arrangements	648	—	—	—	648
Proceeds from exercise of stock options	712	—	—	—	712
Payment of capital leases	—	(320)	—	—	(320)

Cash used in financing activities	(757)	(10,684)	—	10,225	(1,216)

Effect of foreign exchange on cash and cash equivalents	—	1,812	(3,250)	—	(1,438)

Increase (decrease) in cash and cash equivalents	7,573	(1,441)	1,327	—	7,459
Cash and cash equivalents at beginning of year	26,973	10,532	18,908	—	56,413

Cash and cash equivalents at end of period	$34,546	$9,091	$20,235	$—	$63,872

NewMarket Corporation and Subsidiaries

Condensed Consolidating Statements of Cash Flows

Six Months Ended June 30, 2005

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash (used in) provided from operating activities	$(3,689)	$9,529	$2,112	$—	$7,952

Cash flows from investing activities
Capital expenditures	—	(6,488)	(586)	—	(7,074)
Increase in intercompany loans	(2,900)	—	—	2,900	—
Cash dividends from subsidiaries	2,575	—	—	(2,575)	—
Other, net	—	121	—	—	121

Cash used in investing activities	(325)	(6,367)	(586)	325	(6,953)

Cash flows from financing activities
Net borrowings under revolving credit agreement	4,000	—	—	—	4,000
Change in book overdraft	5	1,151	—	—	1,156
Financing from affiliated companies	—	2,900	—	(2,900)	—
Dividends paid	—	(2,575)	—	2,575	—
Proceeds from exercise of stock options	227	—	—	—	227
Payment of capital leases	—	(300)	—	—	(300)

Cash provided from financing activities	4,232	1,176	—	(325)	5,083

Effect of foreign exchange on cash and cash equivalents	—	465	(3,872)	—	(3,407)

Increase (decrease) in cash and cash equivalents	218	4,803	(2,346)	—	2,675
Cash and cash equivalents at beginning of year	51	8,587	20,140	—	28,778

Cash and cash equivalents at end of period	$269	$13,390	$17,794	$—	$31,453

13.	Subsequent Event

On July 20, 2006, our Board of Directors declared a quarterly dividend in the amount of $0.125 per share on our common stock. The dividend is payable October 1, 2006 to shareholders of record at the close of business on September 15, 2006.

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

These factors include, but are not limited to, timing of sales orders, gain or loss of significant customers, competition from other manufacturers, resolution of environmental liabilities, changes in the demand for our products, significant changes in new product introduction, increases in product cost, the impact of fluctuations in foreign exchange rates on reported results of operations, changes in various markets, geopolitical risks in certain of the countries in which we conduct business, and the impact of consolidation of the petroleum additives industry and other factors detailed from time to time in the reports we file with the SEC, including the risk factors in Item 1A, “Risk Factors,” in the 2005 Annual Report which we incorporate the same herein by reference. Readers are urged to review and consider carefully the disclosure we make in our filings with the SEC.

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

Overview

The first half of 2006 continues to reflect improvements in net sales, as well as operating profit, across all petroleum additives product lines as compared to the first half of 2005. We supply our customers with a diverse portfolio of products to meet their business needs and we believe that this is reflected in our results. While the petroleum additives industry continues to experience escalating raw material costs, we have been able to recover these costs through improved pricing and the introduction of more cost effective products. As expected, the tetraethyl lead segment results are lower than last year.

Following the trend from the first quarter 2006, our balance sheet remains strong at June 30, 2006. Our working capital position is improved from December 31, 2005 and we continue to have no outstanding bank debt.

Results of Operations

Net Sales

Our consolidated net sales for the second quarter 2006 amounted to $330.1 million, representing an increase of 21% from the 2005 level of $271.8 million. Six-months 2006 consolidated net sales were $632.0 million as compared to $511.0 million for six-months 2005, representing an increase of 24%. The table below shows our consolidated net sales by segment.

Net Sales by Segment

(in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Petroleum additives	$325.0	$269.0	$624.5	$506.2
Tetraethyl lead	5.1	2.8	7.5	4.8

Consolidated net sales	$330.1	$271.8	$632.0	$511.0

Petroleum Additives Segment

Petroleum additives net sales in the second quarter 2006 of $325.0 million were up $56.0 million, or approximately 21%, from $269.0 million in the second quarter 2005. Total shipments for the second quarter 2006 were flat compared to second quarter 2005. However, except for engine oil additives, shipments were higher across all other product lines. While the mix of products sold contributed to the increase in net sales, higher selling prices resulted in most of the increase in net sales between the two second quarter periods.

The six-months 2006 petroleum additives net sales of $624.5 million were $118.3 million, or 23%, higher than the 2005 six-months net sales of $506.2 million. Total petroleum additives shipments were up approximately 5% for six-months 2006 compared to the same 2005 period. The increase in shipments was across all product lines. The increase in net sales was predominantly the result of higher selling prices, with higher shipments and a favorable mix of products sold also contributing to the increase.

The approximate components of the petroleum additives increase in net sales of $56.0 million between the two second quarter periods and $118.3 million between the two six-months periods are shown below (in millions):

	Second Quarter	Six Months
Period ended June 30, 2005	$269.0	$506.2
Change in shipments and product mix	8.0	34.6
Changes in selling prices, net of unfavorable foreign currency impact	48.0	83.7

Period ended June 30, 2006	$325.0	$624.5

Tetraethyl Lead Segment

Most of the TEL marketing activity is through marketing agreements with Innospec, under which we do not record the sales transactions. Therefore, the TEL net sales shown in the table above are those made by our wholly-owned subsidiary, Ethyl, in areas not covered by the marketing agreements. The sales made in areas not covered by the Innospec marketing agreements are minor compared to the TEL sales made through the marketing agreements. The TEL sales for the second quarter 2006 and six-months 2006 were higher than the same periods in 2005 representing normal fluctuations in shipping patterns, as well as some price increases.

Segment Operating Profit

NewMarket evaluates the performance of the petroleum additives business and the TEL business based on segment operating profit. NewMarket Services Corporation (NewMarket Services) departments and other expenses are billed to Afton and Ethyl based on the services provided under the holding company structure pursuant to services agreements between NewMarket Services and Afton and NewMarket Services and Ethyl. Depreciation on segment property, plant, and equipment, amortization of segment intangible assets, and the prepayment for services are included in the operating profit of each segment.

The table below reports operating profit by segment for the three-months and six-months ended June 30, 2006 and June 30, 2005. The “Contract manufacturing and other” classification in the table below primarily represents certain manufacturing operations that Ethyl provides to Afton. Certain prior period amounts have been reclassified to conform to the current presentation.

Segment Operating Profit

(in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Petroleum additives	$27.1	$16.4	$52.8	$25.6

Tetraethyl lead	$2.3	$9.4	$2.5	$13.6

Contract manufacturing and other	$1.2	$1.0	$2.3	$1.7

Petroleum Additives Segment

Second Quarter 2006 vs. Second Quarter 2005 - Petroleum additives showed a significant improvement in operating profit when comparing the 2006 and 2005 second quarter periods. The second quarter 2006 operating profit was $27.1 million as compared to $16.4 million for second quarter 2005. The 2006 period includes a small favorable foreign currency impact versus the 2005 period. The increase in operating profit was across all product lines.

Net sales were approximately 21% higher, while total shipments were essentially unchanged when comparing second quarter 2006 and second quarter 2005. The higher operating profit was primarily the result of improved pricing, as well as product mix. The improved pricing of products has contributed to the recovery of margins which were depressed due to increases in raw material costs.

Selling, general, and administrative (SG&A) expenses were $2.8 million higher when comparing the two second quarter periods. The increase was primarily the result of higher professional fees and normal increases in salaries and benefits. In addition, research, development, and testing (R&D) expenses increased $1.5 million from the second quarter 2005. As a percentage of net sales, SG&A expenses combined with R&D expenses, decreased from 13.0% for the second quarter 2005 to 12.1% for the same period this year. This decrease reflects higher sales, partially offset by the increase in combined SG&A and R&D expenses.

Six-months 2006 vs. Six-months 2005 – Continuing the trend from the first three-months of the year, petroleum additives also reported a significant improvement in operating profit for the six-months 2006 as compared to six-months 2005. The six-months 2006 operating profit was $52.8 million, while six-months 2005 was $25.6 million. The 2006 six-months period includes a favorable impact from manufacturing plant production, which we expect will decrease in the second half of the year. The increase in operating profit was across all product lines reflecting improved net sales and profit margins across all product lines. Net sales were approximately 23% higher than six-months 2005 reflecting improved pricing, as well as an increase of approximately 5% in product shipments.

While raw material costs continue to escalate, we have been able to implement certain price increases. These price increases have enabled us to mostly restore our margins that have been under pressure since the significant increase in raw material costs began in mid-2004. We have also recognized additional improvements in operating profit through the introduction of more cost effective products into the marketplace, as this continues to be a very competitive business.

SG&A expenses were $4.4 million higher for the six-months 2006 as compared to the six-months 2005. Similarly to the second quarter 2006, the increase primarily resulted from higher professional fees, as well as higher salaries and benefits. R&D expenses also increased $2.0 million when comparing the two six-months periods. As a percentage of net sales, SG&A expenses combined with R&D expenses, decreased from 13.8% for six-months 2005 to 12.2% for six-months 2006. This decrease reflects higher sales, partially offset by the increase in combined SG&A and R&D expenses.

TEL Segment

Results of our TEL segment include the operating profit contribution from our marketing agreements with Innospec, as well as certain TEL operations not included in the marketing agreements.

The operating profit from our marketing agreements for the second quarter 2006 was $1.9 million, which was $5.0 million lower than the second quarter last year. Six-months 2006 operating profit from the marketing agreements was $3.2 million as compared to six-months 2005 of $13.3 million. The 2006 periods reflect improved pricing over 2005; however, this was more than offset by a decrease in volumes of 66% for the second quarter 2006 and almost 69% for the six-months 2006 when compared to the same 2005 periods. The TEL market continues to decline as customers discontinue use of the product. Amortization of the prepayment for services was approximately $300 thousand lower for the second quarter 2006 as compared to second quarter 2005 and approximately $600 thousand lower for six-months 2006 compared to six-months 2005. These reductions in amortization reflect the declining balance method of amortization.

Other TEL operations not included in the marketing agreements were $2.1 million lower when comparing second quarter 2006 to second quarter 2005 and $1.0 million lower when comparing six-months 2006 to the same 2005 period. Both the second quarter and six-months 2005 results include a special item of $3.9 million for insurance settlement gains related to our premises asbestos liabilities. The other TEL operations results for both the second quarter and six-months periods include charges for environmental sites, as well as premises asbestos reserves. The second quarter 2006 and six-months 2006 reflect lower environmental charges when compared to the same periods in 2005. In addition, both the second quarter 2005 and six-months 2005 reflect lower expenses for premises asbestos charges due to the favorable impact of the 2005 change in the expected future insurance reimbursements.

We are currently disputing certain product costs from Innospec regarding our North American TEL supply. We are confident in our position and believe we will prevail. Regardless of the outcome, we do not believe the dispute will have a material effect on the financial condition or results of operations of NewMarket. However, with TEL segment operating profit at such a low level, a relatively small increase in cost may be material to TEL segment results.

We expect TEL shipments and earnings in 2006 to be significantly lower than last year, and income from the TEL segment may vary greatly from quarter to quarter.

The following discussion references the Condensed Consolidated Financial Statements beginning on page 3 of this Quarterly Report on Form 10-Q.

Special Item Income

The special item income of $3.3 million for both the second quarter 2006 and six-months 2006 represents the gain on the sale of property.

The special item income of $3.9 million for both the second quarter and six-months 2005 represents the gain associated with the insurance settlement related to premises asbestos liabilities.

Interest and Financing Expenses

Second quarter 2006 interest and financing expenses were $3.9 million, while second quarter 2005 interest and financing expenses were $4.5 million. Six-months 2006 interest and financing expenses amounted to $7.8 million and six-months 2005 interest and financing expenses amounted to $8.8 million. The decrease resulted primarily from lower debt during both 2006 periods as compared to the same 2005 periods. We had no drawn bank debt under our revolving credit facility during the first six-months of 2006. Fees and amortization of financing costs were substantially unchanged between the periods.

Other Income, Net

Other income, net was $5.0 million income for the second quarter 2006 compared to $100 thousand income for the second quarter 2005. The six-months 2006 amount was $5.6 million, while six-months 2005 was $400 thousand. Both the second quarter 2006 and six-months 2006 includes a $4.4 million gain on interest income on an income tax settlement. The 2005 periods were comprised of a number of individually immaterial items.

Income Taxes

Income taxes were $11.8 million for the second quarter 2006 and $5.7 million for the second quarter 2005. The effective tax rate was 36.7% for the second quarter 2006 and 30.4% for the second quarter 2005. The effective tax rate for 2005 includes the benefit of a research and development credit, which is not reflected in the 2006 effective rate as, to date, the credit has not been extended beyond 2005 by Congress. The increase in income before income taxes from 2005 to 2006 resulted in an increase of $4.1 million in income taxes in the second quarter 2006, while the increase in the effective tax rate between 2005 and 2006 resulted in the additional increase in tax expense of $2.0 million.

Six-months 2006 income taxes were $18.7 million with an effective tax rate of 35.4%. The income taxes for six-months 2005 were $7.8 million with an effective tax rate of 30.5%. As in the second quarter, the effective tax rate for 2005 includes the benefit of a research and development credit, which is not reflected in the 2006 effective rate for the reason explained above. The increase in income before income taxes from 2005 to 2006 resulted in an increase of $8.3 million in income taxes for six-months 2006, while the increase in the effective tax rate between 2005 and 2006 resulted in the additional increase in tax expense of $2.6 million.

Our deferred taxes are in a net asset position. Based on our current projections, we believe that we will recover the full benefit of our deferred tax assets.

Net Income

Our net income for the second quarter 2006 was $20.4 million or $1.17 per diluted share. This compares to net income for second quarter 2005 of $13.1 million or $0.76 per diluted share. Six-months 2006 net income was $34.1 million, or $1.96 per diluted share, as compared to $17.8 million, or $1.03 per diluted share, for six-months 2005.

Cash Flows, Financial Condition, and Liquidity

Cash and cash equivalents at June 30, 2006 were $63.9 million, which was an increase of $7.5 million since December 31, 2005 and included a $1.4 million negative impact from foreign currency translation. Cash flows from operating activities for the six-months 2006 were $16.7 million. We also realized cash flows of $3.4 million from the sale of corporate property. We used these cash flows to fund capital expenditures of $10.0 million and fund dividends of $2.1 million. Included in the 2006 cash flows from operating activities were collections of $4.2 million related to the 2004 environmental insurance settlement. Cash flows from operating activities for the 2006 period also included an increase in working capital requirements, which are discussed more fully under “Working Capital.” We expect that cash from operations, together with borrowing available under our senior credit facility, will continue to be sufficient to cover our operating expenses and planned capital expenditures for the foreseeable future.

The terms of the 2004 environmental insurance settlement provide for a total payment of $15.6 million. In addition to the $4.2 million received in the first quarter 2006, we also received $3.7 million in 2005 and $7.7 million during 2004.

Cash

We had restricted cash of $200 thousand at June 30, 2006 and $1.4 million at December 31, 2005. In addition, at June 30, 2006, we also had restricted funds of $1.1 million recorded as a long-term asset in other assets. Of these total restricted cash and funds, $800 thousand at June 30, 2006 and $900 thousand at December 31, 2005 was cash received from Metropolitan Life Insurance Company (Metropolitan) during 2005 and 2003. The funds from Metropolitan are used to reduce the employee portion of retiree health benefits costs. The remaining $500 thousand of restricted cash and funds represents monies related to the issuance of a European bank guarantee.

Debt

Our debt position is substantially unchanged since December 31, 2005. We have outstanding senior notes in the aggregate principal amount of $150 million that bear interest at a fixed rate of 8.875% and are due in 2010. The senior notes are callable on or after May 1, 2007.

We also have a $100 million revolving credit facility that bears interest at variable rates and is for general corporate purposes. The revolving credit facility matures on June 18, 2009 and also includes a sub-facility for letters of credit. There were no borrowings outstanding at June 30, 2006 under the revolving credit facility. At June 30, 2006, we had outstanding letters of credit of $2.7 million, resulting in the unused portion of the revolver amounting to $97.3 million.

Both the senior notes and the revolving credit facility contain covenants, representation, and events of default that management considers typical of credit agreements of this nature. We were in compliance with these covenants as of both June 30, 2006 and December 31, 2005.

We had total long-term debt, including the current portion, of $153.5 million at June 30, 2006, representing a decrease of approximately $300 thousand in our total debt since December 31, 2005. The decrease resulted from payments on capital leases.

As a percentage of total capitalization (total long-term debt and shareholders’ equity), our total debt decreased from 36.6% at the end of 2005 to 33.9% at June 30, 2006. The lower percentage was primarily the result of the increase in shareholders’ equity, which was due to net income. Normally, we repay long-term debt with cash from operations and with proceeds from occasional sales of business units, plant sites, or other assets.

Capital Expenditures

We funded capital expenditures of $10.0 million through June 30, 2006, and we estimate our total capital spending during 2006 will be approximately $20 million. We expect to continue to finance capital spending through cash provided from operations.

Working Capital

We had working capital at June 30, 2006, of $285.6 million, resulting in a current ratio of 2.85 to 1. At December 31, 2005, working capital was $244.9 million and the current ratio was 2.47 to 1.

The increase in working capital primarily reflects higher cash, accounts receivable, and inventories, as well as lower income taxes payable. The increase in accounts receivables results from higher sales levels, reflecting both increased volumes shipped and higher prices. The increase in inventories results from higher costs, as well as an increase in volumes due to increased customer demands. The decrease in income taxes payable was the result of having made tax payments during the first half of 2006.

Critical Accounting Policies

It is our goal to clearly present our financial information in a manner that enhances the understanding of our sources of earnings and our financial condition. We do this by including the information required by the SEC, as well as additional information that gives further insight into our financial operations.

This report, as well as the 2005 Annual Report, includes a discussion of our accounting principles, as well as methods and estimates used in the preparation of our financial statements. We believe these discussions and financial statements fairly represent the financial position and operating results of our company in all material respects. The purpose of this portion of our discussion is to further emphasize some of the more critical areas where a significant change in facts and circumstances in our operating and financial environment might cause a change in reported financial results.

As discussed in the 2005 Annual Report, we have made certain prepayments related to our TEL marketing agreements. The unamortized total at June 30, 2006 for these prepayments is $10.8 million. We are amortizing these costs on an accelerated basis using a declining balance method over the life of the contracts. We believe this is the appropriate methodology and time period for this amortization based on the facts and circumstances of our TEL operations and the estimated product life of TEL. The customer base of TEL is significantly concentrated in a few countries and when conditions change that cause a shorter product life or other restrictions outside of our control, the amortization period is adjusted accordingly. Any adjustment to the amortization period would impact earnings, but would have no effect on cash flows. We continue to keep our accounting for these prepayments current with the business conditions.

We also have certain identifiable intangibles amounting to $43.7 million at June 30, 2006. These intangibles relate to our petroleum additives business and are being amortized over periods with up to 9 1/2 years of remaining life. We continue to assess the market related to these intangibles, as well as their specific values, and believe the amortization periods and values are appropriate. We also evaluate these intangibles for any potential impairment when significant events or circumstances occur that might impair the value of these assets. These evaluations continue to support the value at which these identifiable intangibles are carried on our financial statements. However, if conditions were to deteriorate substantially in this market, it could possibly cause a reduction in the periods of this amortization charge or could possibly result in a noncash write-off of a portion of the intangibles’ carrying value. A reduction in the amortization period would have no cash effect. While we do not anticipate such a change in the market conditions, this disclosure is provided to enhance the understanding of the factors involved.

We have made disclosure of our environmental issues in Part I, Item I of the 2005 Annual Report, as well as in the Notes to Consolidated Financial Statements included in the 2005 Annual Report. We believe our environmental accruals are appropriate for the exposures and regulatory guidelines under which we currently operate. While we currently do not anticipate significant changes to the many factors that could impact our environmental requirements, we continue to keep our accruals consistent with these requirements as they change.

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

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with Financial Accounting Statement No. 109, “Accounting for Income Taxes.” The interpretation is effective for fiscal years beginning after December 15, 2006. We do not expect FIN 48 to have a material impact on our financial statements.

Outlook

Petroleum Additives

The petroleum additives segment has posted excellent earnings results during the first half of this year. Compared to last year, volumes were up 5% and operating profit was up more than 100%. Almost all of the volume gains were in the first quarter, with the second quarter volumes being essentially flat when compared to last year. We believe, the outlook for this business remains strong and we continue to forecast that it will end this year with significantly higher profits than last year. Our plants are running at very high levels, which resulted in favorable performance during the first half of the year. The supply/demand balance remains tight. We are currently able to pass raw material increases into the marketplace, but that remains a “catch up” situation, with more working capital needed in the process. With oil prices at historically high levels, we anticipate more raw material price increases.

TEL

TEL operating profit dropped in the first half of 2006 as shipments were down approximately 69% from the first half of 2005. This segment will experience significantly lower operating profit this year and will become a less significant contributor to the overall performance of the company. The reduction in operating profit is a function of lower demand around the world for TEL.

Cash Flows

We have no outstanding bank debt and our senior notes are not callable until May 1, 2007. We expect to build cash on our balance sheet while we investigate alternative uses of that cash, including possible acquisitions. The amount of cash we will be able to accumulate this year will depend, to a large degree, on the working capital needs of the petroleum additives business. Our cash flow through six months included the funding of $33 million of working capital.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Except for foreign currency risk, as discussed below, there have been no significant changes in our market risk from the information provided in the 2005 Annual Report.

During the second quarter 2006, we entered into $15.4 million of Euro-denominated forward contracts to minimize currency exposure from expected cash flows from foreign operations. The contracts have maturity dates in 2006 and 2007. At June 30, 2006, there were $14.1 million remaining of these Euro-denominated contracts. With other variables held constant, a hypothetical 10% adverse change in the June 30, 2006 forward Euro rates would have resulted in a decrease of about $1.4 million in the value of the contracts.

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

There has been no change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005 describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our results of operations and our financial condition. We do not believe that there have been any material changes to the risk factors previously disclosed in our 2005 Annual Report.

ITEM 2. Unregistered Sale of Equity Securities and Use of Proceeds

Our Board of Directors has approved a share repurchase program that authorized management to repurchase up to $50 million of our outstanding common stock until December 31, 2007, as market conditions warrant and covenants under our existing agreements permit. We may conduct our share repurchases in the open-market and in privately negotiated transactions. The repurchase program does not require us to acquire any specific number of shares and may be terminated or suspended at any time. During the second quarter 2006, we did not repurchase any shares under our repurchase program.

ITEM 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of NewMarket shareholders held on April 27, 2006, the shareholders elected the directors nominated in the NewMarket Proxy Statement, dated March 28, 2006, with the following affirmative votes and votes withheld:

Director	Affirmative Votes	Votes Withheld
Phyllis L. Cothran	15,718,735	281,238
Bruce C. Gottwald	15,725,487	274,486
Thomas E. Gottwald	15,727,399	272,574
Patrick D. Hanley	15,417,799	582,174
James E. Rogers	15,312,157	687,816
Sidney Buford Scott	15,601,097	398,876
Charles B. Walker	15,712,699	287,274

The shareholders also approved the following proposal:

Proposal	Affirmative Votes	Votes Against	Abstentions
To ratify the appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm for the fiscal year ending December 31, 2006	15,778,048	213,968	7,957

There were no broker non-votes with respect to the election of directors or the ratification of our independent registered public accounting firm.

ITEM 6. Exhibits

Exhibit 31	(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald

Exhibit 31	(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by David A. Fiorenza

Exhibit 32	(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald

Exhibit 32	(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David A. Fiorenza

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMARKET CORPORATION (Registrant)

Date: August 1, 2006	By:	/s/ D. A. Fiorenza
David A. Fiorenza
Vice President and
Treasurer
(Principal Financial Officer)

Date: August 1, 2006	By:	/s/ Wayne C. Drinkwater
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