Form 10-Q
period 2006-09-30
NEWMARKET CORP
filed 2006-10-31
CIK 1282637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Number of shares of common stock, without par value, outstanding as of September 30, 2006: 17,272,259.

NEWMARKET CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Net sales	$325,119	$270,932	$957,135	$781,888
Cost of goods sold	258,955	217,761	757,266	633,443

Gross profit	66,164	53,171	199,869	148,445

Operating profit from TEL marketing agreements services	3,238	6,352	6,426	19,629

Selling, general, and administrative expenses	27,794	24,967	79,260	71,229
Research, development, and testing expenses	16,582	15,919	50,264	47,996
Special items income	7,843	2,878	11,093	6,746

Operating profit	32,869	21,515	87,864	55,595

Interest and financing expenses	3,917	4,138	11,689	12,920
Other income, net	859	372	6,502	743

Income before income taxes	29,811	17,749	82,677	43,418
Income tax expense	10,890	4,348	29,615	12,188

Net income	$18,921	$13,401	$53,062	$31,230

Basic earnings per share	$1.10	$0.79	$3.08	$1.84

Diluted earnings per share	$1.09	$0.77	$3.05	$1.80

Shares used to compute basic earnings per share	17,257	17,042	17,204	17,013

Shares used to compute diluted earnings per share	17,409	17,317	17,405	17,312

Cash dividends declared per common share	$0.125	$—	$0.375	$—

See accompanying notes to the condensed consolidated financial statements.

NEWMARKET CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amount)

(Unaudited)

	September 30 2006	December 31 2005
ASSETS
Current assets:
Cash and cash equivalents	$86,670	$56,413
Restricted cash	240	1,419
Trade and other accounts receivable, less allowance for doubtful accounts ($832 - 2006; $1,045 - 2005)	190,793	189,460
Inventories:
Finished goods	144,978	121,493
Raw materials	27,636	22,440
Stores, supplies and other	8,152	8,066

	180,766	151,999

Deferred income taxes	8,073	9,289
Prepaid expenses	7,063	3,119

Total current assets	473,605	411,699

Property, plant and equipment, at cost	742,593	764,945
Less accumulated depreciation and amortization	587,678	610,939

Net property, plant and equipment	154,915	154,006

Prepaid pension cost	17,663	18,316
Deferred income taxes	19,791	23,157
Other assets and deferred charges	39,987	44,480
Intangibles, net of amortization	46,617	49,874

Total assets	$752,578	$701,532

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$83,249	$88,350
Accrued expenses	59,823	58,847
Dividends payable	2,167	—
Book overdraft	4,266	4,222
Long-term debt, current portion	671	640
Income taxes payable	14,305	14,728

Total current liabilities	164,481	166,787

Long-term debt	152,675	153,189
Other noncurrent liabilities	116,778	115,496

Commitments and contingencies (Note 9)

Shareholders’ equity:
Common stock and paid-in capital (without par value) Issued - 17,272,259 in 2006 and 17,081,559 in 2005	87,379	85,162
Accumulated other comprehensive loss	(26,734)	(30,511)
Retained earnings	257,999	211,409

	318,644	266,060

Total liabilities and shareholders’ equity	$752,578	$701,532

See accompanying notes to the condensed consolidated financial statements.

NEWMARKET CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30
	2006	2005
Cash and cash equivalents at beginning of year	$56,413	$28,778

Cash flows from operating activities:
Net income	53,062	31,230
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and other amortization	22,156	25,755
Amortization of deferred financing costs	1,417	1,417
Noncash pension expense	9,630	9,565
Deferred income tax expense (benefit)	2,307	(10,701)
Gain on insurance settlement	—	(3,868)
Gain on legal settlement	(2,569)	—
Gain on sale of property	(3,250)	(2,878)
Pharmaceutical earn-out agreement	(5,274)	—
Interest on income tax settlement	(4,429)	—
Working capital changes	(26,838)	(3,064)
Excess tax benefits from stock-based payment arrangements	(1,387)	—
Cash pension contributions	(10,915)	(8,663)
Proceeds from insurance settlement	4,200	11,150
Proceeds from legal settlement	2,250	—
Proceeds from income tax settlement	911	—
Long-term receivable - TEL marketing agreements	2,571	1,119
Other, net	(817)	2,804

Cash provided from operating activities	43,025	53,866

Cash flows from investing activities:
Capital expenditures	(14,390)	(13,749)
Proceeds from pharmaceutical earn-out agreement	5,274	—
Proceeds from sale of property	3,408	4,244
Other, net	90	—

Cash used in investing activities	(5,618)	(9,505)

Cash flows from financing activities:
Net borrowings under revolving credit agreement	—	(30,000)
Dividends	(6,472)	—
Change in book overdraft	44	(354)
Proceeds from exercise of stock options	830	353
Excess tax benefits from stock-based payment arrangements	1,387	—
Payment of capital leases	(483)	(453)

Cash used in financing activities	(4,694)	(30,454)

Effect of foreign exchange on cash and cash equivalents	(2,456)	(2,380)

Increase in cash and cash equivalents	30,257	11,527

Cash and cash equivalents at end of period	$86,670	$40,305

See accompanying notes to the condensed consolidated financial statements.

NEWMARKET CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Financial Statement Presentation

In the opinion of management, the accompanying condensed consolidated financial statements of NewMarket Corporation and Subsidiaries contain all necessary adjustments for the fair presentation of, in all material respects, our consolidated financial position as of September 30, 2006, as well as our consolidated results of operations for the three-months and nine-months ended September 30, 2006 and September 30, 2005 and our consolidated cash flows for the nine-months ended September 30, 2006 and September 30, 2005. The financial statements are subject to normal year-end adjustments and do not include comprehensive footnotes. All adjustments are of a normal, recurring nature, unless otherwise disclosed. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the NewMarket Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (2005 Annual Report), as filed with the Securities and Exchange Commission (SEC). The results of operations for the three-month and nine-month periods ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006. The December 31, 2005 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Unless the context otherwise requires, all references to “we,” “us,” “our,” the “Company” and “NewMarket” are to NewMarket Corporation and its consolidated subsidiaries.

At both September 30, 2006 and December 31, 2005, we had a book overdraft for some of our disbursement cash accounts. A book overdraft represents transactions that have not cleared the bank accounts at the end of the reporting period. We transfer cash on an as-needed basis to fund these items as they clear the bank in subsequent periods.

Cash dividends declared for the nine-months ended September 30, 2006 totaled 37.5 cents per share including a dividend of 12.5 cents per share declared on February 23, 2006 and paid April 3, 2006; a dividend of 12.5 cents per share declared on April 27, 2006 and paid on July 3, 2006; and a dividend of 12.5 cents per share declared on July 20, 2006 and paid on October 2, 2006. There were no dividends declared or paid for the nine-months ended September 30, 2005.

2.	Asset Retirement Obligations

The following table illustrates the activity associated with our asset retirement obligations for the nine-months ended September 30, 2006 and the year ended December 31, 2005. The asset retirement obligations are related primarily to our tetraethyl lead (TEL) operations. We expense accretion in current operations. The current portion of our asset retirement obligations is included in accrued expenses on our balance sheet. The long-term portion of the obligation is included in other noncurrent liabilities on our balance sheet.

	September 30 2006	December 31 2005
	(in thousands)
Asset retirement obligation, beginning of period	$10,386	$10,268
Accretion expense	526	761
Liabilities incurred	—	675
Liabilities settled	(3,308)	(3,736)
Changes in expected cash flows and timing	(810)	2,292
Foreign currency impact	168	126

Asset retirement obligation, end of period	$6,962	$10,386

3.	Stock-Based Compensation

On May 27, 2004, at the Ethyl Corporation (Ethyl) annual meeting, Ethyl shareholders approved the 2004 Incentive Compensation and Stock Plan (the Plan). In connection with the holding company formation, NewMarket assumed all of Ethyl’s rights, liabilities, and obligations under the Plan. Any employee of our company or an affiliate or a person who is a member of our board of directors or the board of directors of an affiliate is eligible to participate in the Plan if the Bonus, Salary and Stock Option Committee of our Board of Directors (the Administrator), in its sole discretion, determines that such person has contributed significantly or can be expected to contribute significantly to the profits or growth of our company or its affiliates (each, a participant). Under the terms of the Plan, we may grant a participant stock awards, incentive awards, options (which may be either incentive stock options or nonqualified stock options), or stock appreciation rights (SARs), which may be granted with a related option. Stock options entitle the participant to purchase a specified number of shares of our common stock at a price that is fixed by the Administrator at the time the option is granted; provided, however, that the price cannot be less than the shares’ fair market value on the date of grant. The maximum period in which an option may be exercised is fixed by the Administrator at the time the option is granted but, in the case of an incentive stock option, cannot exceed ten years.

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

A summary of NewMarket’s stock options outstanding is presented below in whole shares.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2006	379,200	$9.63
Exercised	(190,700)	4.35		$7,485

Outstanding at September 30, 2006	188,500	$14.97	3.83	$8,142

Exercisable at September 30, 2006	138,500	$4.35	5.14	$7,453

We have 50,000 options outstanding to purchase shares of our common stock at an exercise price of $44.375 per share. Each of these options includes an associated SAR. At September 30, 2006, none of these options are vested or exercisable. These options will become 100% vested and exercisable on November 13, 2006 and will expire on December 13, 2006. We also have outstanding 138,500 options to purchase shares of our common stock at an exercise price of $4.35 per share. None of these options include an associated SAR. These options are fully vested and exercisable at September 30, 2006. All but 20,000 of the $4.35 options will expire on September 28, 2011. The remaining 20,000 options will expire on October 10, 2012.

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

We have neither granted nor modified any awards since January 1, 2006. We recorded compensation costs of $455 thousand during the three-months ended September 30, 2006 and $689 thousand during the nine-months ended September 30, 2006 related to our stock options. We recognized a tax benefit on the $4.35 options of $739 thousand for the three-months ended September 30, 2006 and $1.4 million for the nine-months ended September 30, 2006.

Prior to adoption of SFAS 123R, we accounted for our stock-based compensation plan using the intrinsic-value method. Under this method, we did not record compensation cost for stock options unless the quoted market price of the stock at grant date or other measurement date exceeded the amount the employee must pay to exercise the stock option. Compensation cost for restricted stock grants, if issued, was recognized over the vesting period. The following table illustrates the effect on net income and earnings per share as if we had applied the fair-value method of accounting for the stock-based compensation plan during the three-months and nine-months ended September 30, 2005.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(in thousands, except per share amounts)
Net income, as reported	$13,401	$31,230
Less: Total stock-based employee compensation expense determined under the fair-value based method, net of related tax effect	—	(23)

Net income, pro forma	$13,401	$31,207

Earnings per share:
Basic, as reported	$0.79	$1.84

Basic, pro forma	$0.79	$1.83

Diluted, as reported	$0.77	$1.80

Diluted, pro forma	$0.77	$1.80

4.	Segment Information

The tables below show our consolidated net sales by segment, operating profit by segment (including a reconciliation of segment operating profit to income before income taxes), and depreciation and amortization by segment.

Net Sales by Segment

(in millions)

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Petroleum additives	$323.9	$267.4	$948.4	$773.6
Tetraethyl lead	1.2	3.5	8.7	8.3

Consolidated net sales	$325.1	$270.9	$957.1	$781.9

Segment Operating Profit

(in millions)

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Petroleum additives (a)	$30.4	$16.8	$83.2	$42.4
Tetraethyl lead (b)	—	5.5	2.5	19.2
Contract manufacturing and other	0.9	0.2	3.2	1.8

Segment operating profit	31.3	22.5	88.9	63.4
Corporate, general, and administrative expense	(3.9)	(3.6)	(9.8)	(9.8)
Special items (c)	5.3	2.9	8.6	2.9
Interest expense	(3.9)	(4.1)	(11.7)	(12.9)
Other income (expense), net (d)	1.0	—	6.7	(0.2)

Income before income taxes	$29.8	$17.7	$82.7	$43.4

Certain prior period amounts have been reclassified to conform to the current presentation. There was no impact on net income in any period as a result of such reclassifications.

(a)	The petroleum additives segment for the three-months and nine-months ended September 30, 2006 included a gain of $2.6 million associated with a legal settlement related to transportation charges. The after-tax gain amounted to $1.6 million.
(b)	The tetraethyl lead segment for the nine-months ended September 30, 2005 included a gain of $3.9 million associated with the insurance settlement related to premises asbestos liabilities. The after-tax gain amounted to $2.5 million.
(c)	Special items for both third quarter and nine months 2006 included a $5.3 million gain ($3.3 million after tax) related to an earn-out agreement for certain pharmaceutical intellectual property that we sold in 1994. Nine-months 2006 also includes a $3.3 million gain ($2.0 million after tax) on the sale of property. The 2005 special item for both 2005 periods of $2.9 million ($1.8 million after tax) was a gain on the sale of corporate property.
(d)	Other income (expense), net for nine-months 2006 included a $4.4 million gain ($2.9 million after tax) for interest on an income tax settlement.

Depreciation and Amortization

(in millions)

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Petroleum additives	$5.5	$6.1	$17.0	$19.6
Tetraethyl lead	1.4	1.7	4.1	5.1
Other long-lived assets	0.4	0.4	1.1	1.1

Total depreciation and amortization	$7.3	$8.2	$22.2	$25.8

5.	Pension and Postretirement Plans

During the nine-months ended September 30, 2006, we made contributions of approximately $5.5 million for domestic pension plans and approximately $2.1 million for domestic postretirement plans. We expect to make total contributions in 2006 of at least $7 million for our domestic pension plans and approximately $3 million for our domestic postretirement plans.

We made contributions of approximately $5.4 million for our foreign pension plans and approximately $75 thousand for a foreign postretirement plan during the nine-months ended September 30, 2006. During 2006, we expect to make total contributions of at least $7 million to our foreign pension plans and $100 thousand to our foreign postretirement plan.

With the recent changes to the future funding requirements of defined benefit plans, we are evaluating the possibility of increasing the 2006 contributions.

The tables below present information on periodic benefit cost for our domestic and foreign pension and postretirement plans.

	Domestic
	Pension Benefits
	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
	(in thousands)
Service cost	$1,105	$1,368	$3,970	$4,103
Interest cost	1,542	1,353	4,657	4,309
Expected return on plan assets	(1,526)	(1,496)	(4,654)	(4,489)
Amortization of prior service cost	10	200	237	600
Amortization of net loss	526	506	1,826	1,518

	$1,657	$1,931	$6,036	$6,041

	Domestic
	Postretirement Benefits
	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
	(in thousands)
Service cost	$410	$340	$1,229	$1,021
Interest cost	958	927	2,874	2,781
Expected return on plan assets	(471)	(485)	(1,412)	(1,456)
Amortization of prior service cost	(6)	(8)	(16)	(22)

	$891	$774	$2,675	$2,324

	Foreign
	Pension Benefits
	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
	(in thousands)
Service cost	$676	$508	$1,975	$1,577
Interest cost	1,102	1,027	3,216	3,198
Expected return on plan assets	(1,005)	(839)	(2,933)	(2,601)
Amortization of prior service cost	83	77	242	239
Amortization of transition asset	(9)	(12)	(26)	(35)
Amortization of net loss	384	367	1,120	1,146

	$1,231	$1,128	$3,594	$3,524

	Foreign
	Postretirement Benefits
	Three Months Ended	Nine Months Ended
	September 30
	2006	2006
	(in thousands)
Service cost	$4	$13
Interest cost	29	85
Expected return on plan assets	16	49
Amortization of prior service cost	14	40

	$63	$187

During June 2006, we amended our domestic salaried pension plan. The amendment changes the factors for determining early retirement benefits so that the early retirement benefit payable at all ages is actuarially equivalent to the normal retirement benefit payable at age 65. Previously, the early retirement factors resulted in a more favorable retirement benefit at ages prior to 65. The amendment was effective August 1, 2006 and resulted in a remeasurement of the domestic salaried plan and the domestic non-qualified plan. The remeasurement resulted in lower pension expense, as well as lower actuarial liabilities for the salaried and non-qualified plans. The impact on the 2006 annual pension expense of the remeasurement will be a decrease of approximately $1.1 million from the expected 2006 pension expense prior to the amendment. The projected benefit obligation decreased approximately $11.7 million, while the accumulated benefit obligation decreased approximately $4.2 million due to the amendment.

6.	Earnings Per Share

Basic and diluted earnings per share are calculated as shown in the table below. Options are not included in the computation of diluted earnings per share when the option exercise price exceeds the average market price of the common stock, as the impact on earnings per share would be anti-dilutive.

At both September 30, 2006 and September 30, 2005, there were outstanding options to purchase 50,000 shares of NewMarket common stock at an exercise price of $44.375 per share. For the three-months and nine-months ended September 30, 2005, these options were not included in the computation of diluted earnings per share due to their anti-dilutive impact. These options have been included in the calculation of diluted earnings per share since the three-months ended June 30, 2006 as they are no longer anti-dilutive.

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
	(in thousands, except per share amounts)
Basic earnings per share
Numerator:
Net income, as reported	$18,921	$13,401	$53,062	$31,230

Denominator:
Average number of shares of common stock outstanding	17,257	17,042	17,204	17,013

Basic earnings per share	$1.10	$.79	$3.08	$1.84

Diluted earnings per share
Numerator:
Net income, as reported	$18,921	$13,401	$53,062	$31,230

Denominator:
Average number of shares of common stock outstanding	17,257	17,042	17,204	17,013
Shares issuable upon exercise of stock options	152	275	201	299

Total shares	17,409	17,317	17,405	17,312

Diluted earnings per share	$1.09	$.77	$3.05	$1.80

7.	Intangibles, net of amortization

The following table provides certain information related to our intangible assets.

	September 30 2006		December 31 2005
	Identifiable Intangibles
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Amortizing intangible assets
Formulas	$85,910	$43,299	$85,910	$39,905
Contracts	40,873	40,873	40,873	40,873

	$126,783	$84,172	$126,783	$80,778

Nonamortizing intangible assets
Minimum pension liabilities	$4,006		$3,869

Aggregate amortization expense		$3,394		$5,364

Estimated annual amortization expense related to our intangible assets for the next five years is expected to be: (in thousands)

•	2006	$4,524
•	2007	$4,524
•	2008	$4,524
•	2009	$4,524
•	2010	$4,524

We amortize the cost of intangible assets by the straight-line method over their economic lives. We generally amortize contracts over a period of five years to ten years. Our contracts are now fully amortized. We generally amortize formulas over 20 years.

8.	Long-term Debt

Long-term debt consisted of the following:

	September 30 2006	December 31 2005
	(in thousands)
Senior notes	$150,000	$150,000
Capital lease obligations	3,346	3,829

	153,346	153,829
Current maturities of long-term debt	(671)	(640)

	$152,675	$153,189

9.	Contractual Commitments and Contingencies

There have been no significant changes in our contractual commitments from those reported in our 2005 Annual Report.

Litigation

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

In December 2005, Afton Chemical Corporation (Afton), a wholly-owned subsidiary, was sued by a competitor, Infineum International Ltd. and Infineum USA L.P., in federal court in Delaware. The suit alleges patent infringement of one patent in connection with some lubricant additive packages. Afton believes it has strong defenses and intends to vigorously defend the lawsuit.

Ethyl recently filed a request for arbitration against a subsidiary of Innospec, Inc. (Innospec). This arbitration is related to a long-standing supply agreement that requires the Innospec subsidiary to supply Ethyl with TEL for resale by Ethyl in the United States (the U.S. Supply Agreement). The request was filed pursuant to the rules of the London Court of International Arbitration. Ethyl filed this request because it believes that Innospec has violated the U.S. Supply Agreement by attempting to increase the price it charges Ethyl for TEL in the United States in a manner not in accordance with the contract. As such, we have not recorded an accrual of these costs. The difference in prices that Innospec is claiming is approximately $1.7 million for product supplied through September 30, 2006. We are confident in our position and believe we will prevail. Regardless of the outcome, we do not believe the TEL dispute will have a material effect on the financial condition or results of operations of NewMarket. However, with TEL segment operating profit at such a low level, a relatively small increase in cost may be material to TEL segment results.

After the commencement of the above arbitration, Ethyl received three requests for arbitration filed by three subsidiaries of Innospec. The Innospec requests were filed pursuant to the rules of the London Court of International Arbitration and allegedly pursuant to long-standing marketing and supply agreements between Ethyl or its subsidiaries and subsidiaries of Innospec for the sale of TEL outside of the United States. Innospec is claiming the right to terminate the agreements. Although these marketing and supply agreements relate only to TEL, Innospec contends that the agreements impose certain duties that were breached by the sales and marketing in Iraq and South Africa of methylcyclopentadienyl manganese tricarbonyl (MMT®) by affiliates of Ethyl. Ethyl will vigorously defend the cases and believes it will ultimately prevail in these arbitrations.

Environmental

During 2000, the EPA named us as a PRP under Superfund law for the clean-up of soil and groundwater contamination at the Sauget Area 2 Site in Sauget, Illinois. Without admitting any fact, responsibility, fault, or liability in connection with this site, we are participating with other PRPs in site investigations and feasibility studies.

The Sauget Area 2 Site PRPs submitted a Remedial Investigation and Feasibility Study (RI/FS) to the EPA in early 2004. We have accrued our estimated proportional share of the expenses for the RI/FS. We also accrued our best estimate of our proportional share of the remediation liability proposed in that submission. The EPA did not accept the RI/FS. Through a series of submissions and meetings, the scope of the RI/FS has changed so that it will take some time to complete. The RI/FS work is ongoing and we believe it is not at a stage where any further conclusion can be drawn as to the remediation liability we may incur. We do not believe there is any additional information available as a basis for revision of the liability that we have established. The amount accrued for this site is not material.

During late 2003, one of the other PRPs for the Sauget Area 2 Site declared bankruptcy. The performance of this PRP and its related entities is uncertain. We have not yet determined what, if any, impact this may have on us.

At a former TEL plant site located in the state of Louisiana, we have substantially completed environmental remediation and will be monitoring the site for an extended period. The accrual for this site was $8.5 million at September 30, 2006 and $8.6 million at December 31, 2005. We based these amounts on the best estimate of future costs discounted at approximately 3% in both 2006 and 2005. We incorporated an inflation factor in determining the discount rate. The remaining environmental liabilities are not discounted. At a plant site in Houston, Texas, we have an accrual of $7.1 million for environmental remediation, dismantling, and decontamination at September 30, 2006 and $7.5 million at December 31, 2005. Included in this amount for both periods is $3 million for ground site remediation.

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

Our accruals for environmental remediation were approximately $21.5 million at September 30, 2006 and $22.9 million at December 31, 2005. In addition to the accruals for environmental remediation, we also have accruals for dismantling and decommissioning costs of approximately $4.3 million at September 30, 2006 and $6.9 million at December 31, 2005.

Other

During the second quarter 2005, we entered into an agreement with The Travelers Indemnity Company (Travelers) resolving certain long standing issues regarding our coverage for certain premises asbestos claims. In addition, our agreement with Travelers provides a procedure for allocating defense and indemnity costs with respect to certain future premises asbestos claims. The lawsuit we had previously filed against Travelers in the Southern District of Texas was dismissed.

We also settled our outstanding receivable from Albemarle Corporation (Albemarle) for certain premises asbestos liability obligations. As a result of the insurance settlement described above, the outstanding amount owed to us by Albemarle was adjusted to $1.4 million, compared to $4 million at year-end 2004. Albemarle paid us $1.4 million in the third-quarter of 2005.

These settlements resulted in an aggregate gain of $3.9 million, which is included as a special item for the nine-months ended September 30, 2005. The net gain represents amounts paid to us to settle historical claims in excess of the receivables we carried on our financial statements from both Travelers and Albemarle in the aggregate.

10.	Comprehensive Income and Accumulated Other Comprehensive Loss

The	components of comprehensive income consist of the following:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
	(in thousands)
Net income	$18,921	$13,401	$53,062	$31,230
Other comprehensive income (loss), net of tax
Unrealized loss on marketable equity securities	—	(20)	(19)	(123)
Unrealized gain (loss) on derivative instruments	63	(239)	13	1,215
Foreign currency translation adjustments	1,248	(820)	3,783	(5,793)

Other comprehensive income (loss)	1,311	(1,079)	3,777	(4,701)

Comprehensive income	$20,232	$12,322	$56,839	$26,529

The components of accumulated other comprehensive loss consist of the following:

	September 30 2006	December 31 2005
	(in thousands)
Unrealized gain on marketable equity securities	$—	$19
Unrealized gain on derivative instruments	13	—
Minimum pension liability adjustment	(18,313)	(18,313)
Foreign currency translation adjustments	(8,434)	(12,217)

Accumulated other comprehensive loss	$(26,734)	$(30,511)

11.	Special Items

Special items income of $7.8 million for the third-quarter 2006 and $11.1 million for nine-months 2006 includes a $5.3 million gain related to a payment under an earn-out agreement for certain pharmaceutical intellectual property that we sold in 1994, as well as a $2.6 million gain associated with a legal settlement related to transportation charges. Nine-months 2006 also includes a $3.3 million gain on the sale of property.

Special items income of $2.9 million for the third-quarter 2005 and $6.7 million for nine-months 2005 includes a gain of $2.9 million on the sale of corporate property. Nine-months 2005 also includes $3.9 million for a gain associated with the insurance settlement related to premises asbestos liabilities.

12.	Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). This standard requires an employer that is a business entity that sponsors one or more single employer benefit plans to (a) recognize the funded status (defined as the difference between the fair value of plan assets and the benefit obligation) of a benefit plan in the statement of financial position; (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost; (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year end; and (d) disclose in the notes to the financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The standard is effective for fiscal years ending after December 15, 2006. The actual effect of the standard is dependent upon the fair value of plan assets at December 31, 2006, as well as certain other assumptions determined at December 31, 2006. On a before tax basis, we estimate that intangible assets will decrease approximately $4 million and total liabilities will increase approximately $55 million to $65 million. Total shareholders’ equity will decrease approximately $37 million to $44 million on an after-tax basis. These amounts do not consider the impact of additional funding of the benefit plans, if any, in the fourth quarter 2006. We do not expect the adoption of SFAS 158 to have an effect on our compliance with the covenants governing our outstanding debt.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (SFAS 157). The standard defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. The standard is effective for years beginning after November 15, 2007. We are evaluating the impact of SFAS 157.

In June 2006, the FASB issued Financial Interpretation 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with Financial Accounting Statement No. 109, “Accounting for Income Taxes.” The interpretation is effective for fiscal years beginning after December 15, 2006. We are evaluating the impact of this interpretation, but do not expect FIN 48 to have a material impact on our financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 clarifies the SEC staff’s beliefs regarding the process of quantifying financial statement misstatements and is effective for fiscal years ending after November 15, 2006. We do not expect SAB 108 to have a material impact on our financial statements.

13.	Consolidating Financial Information

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

The following sets forth the condensed consolidating statements of income for the three-months and nine-months ended September 30, 2006 and September 30, 2005, condensed consolidating balance sheets as of September 30, 2006 and December 31, 2005, and condensed consolidating statements of cash flows for the nine-months ended September 30, 2006 and September 30, 2005 for the Parent Company, the Guarantor Subsidiaries and Non-Guarantor Subsidiaries. The financial information is based on our understanding of the SEC’s interpretation and application of Rule 3-10 of SEC Regulation S-X.

The financial information may not necessarily be indicative of the results of operations or financial position had the Guarantor Subsidiaries or Non-Guarantor Subsidiaries operated as independent entities. The Parent Company accounts for investments in these subsidiaries using the equity method.

NewMarket Corporation and Subsidiaries

Condensed Consolidating Statements of Income

Three Months Ended September 30, 2006

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$—	$249,712	$153,332	$(77,925)	$325,119
Cost of goods sold	—	200,978	135,127	(77,150)	258,955

Gross profit	—	48,734	18,205	(775)	66,164
Operating profit from TEL marketing agreements services	—	458	2,780	—	3,238
Intercompany service fee income (expense) from TEL marketing agreements	—	2,720	(2,720)	—	—

Selling, general, and administrative expenses	1,422	19,387	6,985	—	27,794
Research, development, and testing expenses	—	13,046	3,536	—	16,582
Special items income	5,274	2,569	—	—	7,843

Operating profit	3,852	22,048	7,744	(775)	32,869

Interest and financing expenses	3,893	(24)	48	—	3,917
Other income (expense), net	883	(193)	169	—	859

Income before income taxes and equity income of subsidiaries	842	21,879	7,865	(775)	29,811
Income tax (benefit) expense	(26)	8,758	2,444	(286)	10,890
Equity income of subsidiaries	18,053	—	—	(18,053)	—

Net income	$18,921	$13,121	$5,421	$(18,542)	$18,921

NewMarket Corporation and Subsidiaries

Condensed Consolidating Statements of Income

Three Months Ended September 30, 2005

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$—	$191,881	$133,820	$(54,769)	$270,932
Cost of goods sold	342	163,945	108,891	(55,417)	217,761

Gross (loss) profit	(342)	27,936	24,929	648	53,171

Operating profit from TEL marketing agreements services	—	692	5,660	—	6,352
Intercompany service fee income (expense) from TEL marketing agreements	—	5,473	(5,473)	—	—

Selling, general, and administrative expenses	1,013	12,096	11,858	—	24,967
Research, development, and testing expenses	—	12,578	3,341	—	15,919
Special items income	—	2,878	—	—	2,878

Operating (loss) profit	(1,355)	12,305	9,917	648	21,515

Interest and financing expenses	4,117	21	—	—	4,138
Other income, net	294	20	58	—	372

(Loss) income before income taxes and equity income of subsidiaries	(5,178)	12,304	9,975	648	17,749
Income tax expense (benefit)	4,010	(3,462)	3,553	247	4,348
Equity income of subsidiaries	22,589	—	—	(22,589)	—

Net income	$13,401	$15,766	$6,422	$(22,188)	$13,401

NewMarket Corporation and Subsidiaries

Condensed Consolidating Statements of Income

Nine Months Ended September 30, 2006

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$—	$732,746	$456,821	$(232,432)	$957,135
Cost of goods sold	—	583,819	404,877	(231,430)	757,266

Gross profit	—	148,927	51,944	(1,002)	199,869
Operating (loss) profit from TEL marketing agreements services	—	(690)	7,116	—	6,426
Intercompany service fee income (expense)from TEL marketing agreements	—	6,983	(6,983)	—	—

Selling, general, and administrative expenses	3,585	57,539	18,136	—	79,260
Research, development, and testing expenses	—	39,133	11,131	—	50,264
Special items income	5,274	5,819	—	—	11,093

Operating profit	1,689	64,367	22,810	(1,002)	87,864

Interest and financing expenses	11,677	(65)	77	—	11,689
Other income (expense), net	6,220	(270)	552	—	6,502

(Loss) income before income taxes and equity income of subsidiaries	(3,768)	64,162	23,285	(1,002)	82,677
Income tax (benefit) expense	(1,538)	24,163	7,365	(375)	29,615
Equity income of subsidiaries	55,292	—	—	(55,292)	—

Net income	$53,062	$39,999	$15,920	$(55,919)	$53,062

NewMarket Corporation and Subsidiaries

Condensed Consolidating Statements of Income

Nine Months Ended September 30, 2005

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$—	$561,720	$390,713	$(170,545)	$781,888
Cost of goods sold	1,022	483,530	320,959	(172,068)	633,443

Gross (loss) profit	(1,022)	78,190	69,754	1,523	148,445
Operating profit from TEL marketing agreements services	—	5,443	14,186	—	19,629
Intercompany service fee income (expense) from TEL marketing agreements	—	13,600	(13,600)	—	—

Selling, general, and administrative expenses	4,254	32,664	34,311	—	71,229
Research, development, and testing expenses	—	37,168	10,828	—	47,996
Special items income	—	6,746	—	—	6,746

Operating (loss) profit	(5,276)	34,147	25,201	1,523	55,595

Interest and financing expenses	12,807	113	—	—	12,920
Other income, net	432	165	146	—	743

(Loss) income before income taxes and equity income of subsidiaries	(17,651)	34,199	25,347	1,523	43,418
Income tax (benefit) expense	(1,302)	3,754	9,163	573	12,188
Equity income of subsidiaries	47,579	—	—	(47,579)	—

Net income	$31,230	$30,445	$16,184	$(46,629)	$31,230

NewMarket Corporation and Subsidiaries

Condensed Consolidating Balance Sheets

September 30, 2006

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$42,894	$18,089	$25,687	$—	$86,670
Restricted cash	240	—	—	—	240
Trade and other accounts receivable, net	2,310	93,468	95,015	—	190,793
Amounts due from affiliated companies	—	178,212	33,347	(211,559)	—
Inventories	—	100,339	88,145	(7,718)	180,766
Deferred income taxes	1,575	4,716	(1,163)	2,945	8,073
Prepaid expenses	2,408	3,727	928	—	7,063

Total current assets	49,427	398,551	241,959	(216,332)	473,605

Property, plant and equipment, at cost	—	687,353	55,240	—	742,593
Less accumulated depreciation & amortization	—	537,562	50,116	—	587,678

Net property, plant and equipment	—	149,791	5,124	—	154,915

Investment in consolidated subsidiaries	533,499	—	—	(533,499)	—
Prepaid pension cost	15,425	—	2,238	—	17,663
Deferred income taxes	16,232	10,420	(6,861)	—	19,791
Other assets and deferred charges	6,460	27,303	6,224	—	39,987
Intangibles, net of amortization	729	44,153	1,735	—	46,617

Total assets	$621,772	$630,218	$250,419	$(749,831)	$752,578

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$4	$57,106	$26,139	$—	$83,249
Accrued expenses	11,861	40,186	7,776	—	59,823
Dividends payable	2,167	—	—	—	2,167
Book overdraft	2	4,264	—	—	4,266
Amounts due to affiliated companies	81,128	32,896	97,535	(211,559)	—
Long-term debt, current portion	—	671	—	—	671
Income taxes payable	(3,820)	15,543	2,582	—	14,305

Total current liabilities	91,342	150,666	134,032	(211,559)	164,481

Long-term debt	150,000	2,675	—	—	152,675
Other noncurrent liabilities	61,786	41,936	13,056	—	116,778

Total liabilities	303,128	195,277	147,088	(211,559)	433,934

Shareholders’ equity:
Common stock and paid-in capital	87,379	273,418	40,718	(314,136)	87,379
Accumulated other comprehensive loss	(26,734)	(15,440)	(7,011)	22,451	(26,734)
Retained earnings	257,999	176,963	69,624	(246,587)	257,999

Total shareholders’ equity	318,644	434,941	103,331	(538,272)	318,644

Total liabilities and shareholders’ equity	$621,772	$630,218	$250,419	$(749,831)	$752,578

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

NewMarket Corporation and Subsidiaries

Condensed Consolidating Statements of Cash Flows

Nine Months Ended September 30, 2006

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash provided from operating activities	$1,260	$29,080	$12,685	$—	$43,025

Cash flows from investing activities
Capital expenditures	—	(13,427)	(963)	—	(14,390)
Proceeds from pharmaceutical earn-out agreement	5,274	—	—	—	5,274
Proceeds from sale of property	—	3,408	—	—	3,408
Increase in intercompany loans	(5,775)	—	—	5,775	—
Cash dividends from subsidiaries	19,425	—	—	(19,425)	—
Other, net	—	90	—	—	90

Cash provided from (used in) investing activities	18,924	(9,929)	(963)	(13,650)	(5,618)

Cash flows from financing activities
Change in book overdraft	(8)	52	—	—	44
Financing from affiliated companies	—	5,775	—	(5,775)	—
Dividends	(6,472)	(19,425)	—	19,425	(6,472)
Excess tax benefits from stock-based payment arrangements	1,387	—	—	—	1,387
Proceeds from exercise of stock options	830	—	—	—	830
Payment of capital leases	—	(483)	—	—	(483)

Cash used in financing activities	(4,263)	(14,081)	—	13,650	(4,694)

Effect of foreign exchange on cash and cash equivalents	—	2,487	(4,943)	—	(2,456)

Increase in cash and cash equivalents	15,921	7,557	6,779	—	30,257
Cash and cash equivalents at beginning of year	26,973	10,532	18,908	—	56,413

Cash and cash equivalents at end of period	$42,894	$18,089	$25,687	$—	$86,670

NewMarket Corporation and Subsidiaries

Condensed Consolidating Statements of Cash Flows

Nine Months Ended September 30, 2005

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash (used in) provided from operating activities	$(4,721)	$57,928	$659	$—	$53,866

Cash flows from investing activities
Capital expenditures	—	(12,640)	(1,109)	—	(13,749)
Increase in intercompany loans	(5,700)	—	—	5,700	—
Cash dividends from subsidiaries	40,125	—	—	(40,125)	—
Proceeds from sale of corporate property	—	4,244	—	—	4,244

Cash provided from (used in) investing activities	34,425	(8,396)	(1,109)	(34,425)	(9,505)

Cash flows from financing activities
Borrowings under revolving credit agreement	(30,000)	—	—	—	(30,000)
Change in book overdraft	—	(354)	—	—	(354)
Financing from affiliated companies	—	5,700	—	(5,700)	—
Dividends	—	(40,125)	—	40,125	—
Proceeds from exercise of stock options	353	—	—	—	353
Payment of capital leases	—	(453)	—	—	(453)

Cash used in financing activities	(29,647)	(35,232)	—	34,425	(30,454)

Effect of foreign exchange on cash and cash equivalents	—	338	(2,718)	—	(2,380)

Increase (decrease) in cash and cash equivalents	57	14,638	(3,168)	—	11,527
Cash and cash equivalents at beginning of year	51	8,587	20,140	—	28,778

Cash and cash equivalents at end of period	$108	$23,225	$16,972	$—	$40,305

14.	Subsequent Event

On October 24, 2006, our Board of Directors declared a quarterly dividend in the amount of 12.5 cents per share on our common stock. The dividend is payable January 1, 2007 to shareholders of record at the close of business on December 15, 2006.

Effective October 31, 2006, Afton has purchased for $10 million and certain future contingent consideration, substantially all of the assets used in the production of MMT® from Albemarle. Albemarle will continue to operate the MMT® production facility for the benefit of Afton pursuant to the terms of an Amended and Restated Supply Agreement dated October 31, 2006.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion contains forward-looking statements about future events and expectations within the meaning of the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements on our current expectations and projections about future results. When we use words in this document, such as “anticipates,” “intends,” “plans,” “believes,” “estimates,” “expects,” and similar expressions, we do so to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements we make regarding future prospects of growth in the petroleum additives market, the level of future declines in the market for TEL, other trends in the petroleum additives market, our ability to maintain or increase our market share, and our future capital expenditure levels.

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

Overview

Nine-months 2006 continues to reflect improvements in net sales, as well as operating profit, across all petroleum additives product lines as compared to nine-months 2005. We supply our customers with a diverse portfolio of products to meet their business needs and we believe this is reflected in our results. While the petroleum additives industry has experienced escalating raw material costs in 2006, we have been able to recover these costs through improved pricing and the introduction of more cost-effective products. Our production facilities are operating at high levels and we are selling a product mix with higher margins. As expected, the TEL segment results are lower than last year.

Our balance sheet remains strong at September 30, 2006. Our working capital position is higher than at December 31, 2005 and we continue to have no outstanding bank debt.

Results of Operations

Net Sales

Our consolidated net sales for the third-quarter 2006 amounted to $325.1 million, representing an increase of 20% from the 2005 level of $270.9 million. Nine-months 2006 consolidated net sales were $957.1 million as compared to $781.9 million for nine-months 2005, representing an increase of 22%. The table below shows our consolidated net sales by segment.

Net Sales by Segment

(in millions)

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Petroleum additives	$323.9	$267.4	$948.4	$773.6
Tetraethyl lead	1.2	3.5	8.7	8.3

Consolidated net sales	$325.1	$270.9	$957.1	$781.9

Petroleum Additives Segment

Petroleum additives net sales in the third-quarter 2006 of $323.9 million were up $56.5 million, or approximately 21%, from $267.4 million in the third-quarter 2005. Total shipments for the third-quarter 2006 were flat compared to third-quarter 2005. While the mix of products sold contributed to the increase in net sales, higher selling prices was the predominant factor in the increase in net sales between the two third-quarter periods.

The nine-months 2006 petroleum additives net sales of $948.4 million were $174.8 million, or 23%, higher than the 2005 nine-months net sales of $773.6 million. Total petroleum additives shipments were up approximately 3% for nine-months 2006 compared to the same 2005 period. The increase in shipments was across all major product lines. The increase in net sales was predominantly the result of higher selling prices, with higher shipments and a favorable mix of products sold also contributing to the increase.

The approximate components of the petroleum additives increase in net sales of $56.5 million between the two third-quarter periods and $174.8 million between the two nine-months periods are shown below (in millions):

	Third Quarter	Nine Months
Period ended September 30, 2005	$267.4	$773.6
Change in shipments and product mix	16.8	63.5
Changes in selling prices, net of unfavorable foreign currency impact	39.7	111.3

Period ended September 30, 2006	$323.9	$948.4

Tetraethyl Lead Segment

Most of the TEL marketing activity is through marketing agreements with Innospec, under which we do not record the sales transactions. Therefore, the TEL net sales shown in the table above are those made by our wholly-owned subsidiary, Ethyl, in areas not covered by the Innospec marketing agreements. The sales made in areas not covered by the Innospec marketing agreements are minor compared to the TEL sales made through the Innospec marketing agreements. The TEL net sales for the third-quarter 2006 were lower than the same 2005 period. Nine-months 2006 and nine-months 2005 were essentially unchanged. These fluctuations represent normal fluctuations in shipping patterns, as well as some price increases.

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

The table below reports operating profit by segment for the three-months and nine-months ended September 30, 2006 and September 30, 2005. The “Contract manufacturing and other” classification in the table below primarily represents certain manufacturing operations that Ethyl provides to Afton. Certain prior period amounts have been reclassified to conform to the current presentation.

Segment Operating Profit

(in millions)

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Petroleum additives	$30.4	$16.8	$83.2	$42.4

Tetraethyl lead	$—	$5.5	$2.5	$19.2

Contract manufacturing and other	$0.9	$0.2	$3.2	$1.8

Petroleum Additives Segment

Third-quarter 2006 vs. Third-quarter 2005 - Petroleum additives showed a significant improvement in operating profit when comparing the 2006 and 2005 third-quarter periods. The third-quarter 2006 operating profit was $30.4 million as compared to $16.8 million for third-quarter 2005. The 2006 period includes a gain of $2.6 million associated with a legal settlement related to transportation charges.

Net sales were approximately 21% higher, while total shipments were essentially unchanged when comparing third-quarter 2006 and third-quarter 2005. The higher operating profit resulted from several factors. Our production facilities are operating at high rates and we are selling more efficient product formulations. These improved product formulations lower both our cost, as well as our customers’ costs. In addition to improved pricing, we are selling a product mix with higher profit margins. The improved pricing of products has contributed to the recovery of margins which were depressed due to increases in raw material costs.

Selling, general, and administrative (SG&A) expenses were $2.0 million higher when comparing the two third-quarter periods. The increase was primarily the result of higher professional fees, as well as higher personnel-related costs. In addition, research, development, and testing (R&D) expenses increased $1.0 million from the third-quarter 2005. As a percentage of net sales, SG&A expenses combined with R&D expenses, decreased from 13.5% for the third-quarter 2005 to 12.1% for the same period this year. This decrease reflects higher sales, partially offset by the increase in combined SG&A and R&D expenses.

Nine-months 2006 vs. Nine-months 2005 - Continuing the trend from the first half of the year, petroleum additives also reported a significant improvement in operating profit for the nine-months 2006 as compared to nine-months 2005. The nine-months 2006 operating profit was $83.2 million, while nine-months 2005 was $42.4 million. The nine-months 2006 period includes a gain of $2.6 million associated with a legal settlement related to transportation charges. The increase in operating profit was across all product lines reflecting improved net sales and profit margins. Net sales were approximately 23% higher than nine-months 2005 reflecting improved pricing, as well as an increase of approximately 3% in product shipments.

While raw material costs have escalated in 2006, we have been able to implement certain price increases. These price increases have enabled us to mostly restore our margins that have been under pressure since the significant increase in raw material costs began in mid-2004. In addition, as outlined in the third-quarter discussion above, our production facilities are operating at high rates and we are selling a product mix with higher margins. We have also recognized additional improvements in operating profit through the introduction of more cost effective products into the marketplace.

SG&A expenses were $6.4 million higher for the nine-months 2006 as compared to the nine-months 2005. Similar to the third-quarter 2006, the increase primarily resulted from higher professional fees and personnel-related costs. R&D expenses also increased $3.0 million when comparing the two nine-month periods. As a percentage of net sales, SG&A expenses combined with R&D expenses, decreased from 13.7% for nine-months 2005 to 12.1% for nine-months 2006. This decrease reflects higher sales, partially offset by the increase in combined SG&A and R&D expenses.

TEL Segment

Results of our TEL segment include the operating profit contribution from our marketing agreements with Innospec, as well as certain TEL operations not included in the Innospec marketing agreements.

The operating profit from our marketing agreements for the third-quarter 2006 was $3.2 million, which was $3.1 million lower than the third-quarter last year. Nine-months 2006 operating profit from the marketing agreements was $6.4 million as compared to nine-months 2005 of $19.6 million. The 2006 periods reflect improved pricing over 2005; however, this was more than offset by a decrease in volumes of 56% for the third-quarter 2006 and 64% for the nine-months 2006 when compared to the same 2005 periods. The TEL market continues to decline as customers discontinue use of the product. Amortization of the prepayment for services was approximately $300 thousand lower for the third-quarter 2006 as compared to third-quarter 2005 and approximately $1 million lower for nine-months 2006 compared to nine-months 2005. These reductions in amortization reflect the declining balance method of amortization.

Other TEL operations not included in the marketing agreements were $2.4 million lower when comparing third-quarter 2006 to third-quarter 2005 and $3.5 million lower when comparing nine-months 2006 to the same 2005 period. Nine-months 2005 results include a special item of $3.9 million for insurance settlement gains related to our premises asbestos liabilities. The other TEL operations results for both the third-quarter and nine-months periods include charges for environmental sites, as well as premises asbestos reserves. The third-quarter 2006 reflects slightly higher environmental charges when compared to third-quarter 2005. The nine-months 2006 period includes lower environmental charges when compared to the same period in 2005. In addition, both the third-quarter 2005 and nine-months 2005 reflected lower expenses for premises asbestos charges. The decrease in asbestos charges for the nine-months 2005 is primarily due to the favorable impact of the 2005 change in the expected future insurance reimbursements.

Ethyl recently filed a request for arbitration against a subsidiary of Innospec. This arbitration is related to a long-standing supply agreement that requires the Innospec subsidiary to supply Ethyl with TEL for resale by Ethyl in the United States (the U.S. Supply Agreement). The request was filed pursuant to the rules of the London Court of International Arbitration. Ethyl filed this request because it believes that Innospec has violated the U.S. Supply Agreement by attempting to increase the price it charges Ethyl for TEL in the United States in a manner not in accordance with the contract. As such, we have not recorded an accrual of these costs. The difference in prices that Innospec is claiming is approximately $1.7 million for product supplied through September 30, 2006. We are confident in our position and believe we will prevail. Regardless of the outcome, we do not believe the TEL dispute will have a material effect on the financial condition or results of operations of NewMarket. However, with TEL segment operating profit at such a low level, a relatively small increase in cost may be material to TEL segment results.

After the commencement of the above arbitration, Ethyl received three requests for arbitration filed by three subsidiaries of Innospec. The Innospec requests were filed pursuant to the rules of the London Court of International Arbitration and allegedly pursuant to long-standing marketing and supply agreements between Ethyl or its subsidiaries and subsidiaries of Innospec for the sale of TEL outside of the United States. Innospec is claiming the right to terminate the agreements. Although these marketing and supply agreements relate only to TEL, Innospec contends that the agreements impose certain duties that were breached by the sales and marketing in Iraq and South Africa of MMT® by affiliates of Ethyl. Ethyl will vigorously defend the cases and believes it will ultimately prevail in these arbitrations.

TEL shipments and earnings in 2006 will be significantly lower than last year.

The following discussion references the Condensed Consolidated Financial Statements beginning on page 3 of this Quarterly Report on Form 10-Q.

Special Items Income

Special items income of $7.8 million for the third-quarter 2006 and $11.1 million for nine-months 2006 includes a $5.3 million gain related to a payment under an earn-out agreement for certain pharmaceutical intellectual property that we sold in 1994, as well as a $2.6 million gain associated with a legal settlement related to transportation charges. Nine-months 2006 also includes a $3.3 million gain on the sale of property.

Special items income of $2.9 million for the third-quarter 2005 and $6.7 million for nine-months 2005 includes a gain of $2.9 million on the sale of corporate property. Nine-months 2005 includes $3.9 million for a gain associated with the insurance settlement related to premises asbestos liabilities.

Interest and Financing Expenses

Third-quarter 2006 interest and financing expenses were $3.9 million, while third-quarter 2005 interest and financing expenses were $4.1 million. Nine-months 2006 interest and financing expenses amounted to $11.7 million and nine-months 2005 interest and financing expenses totaled to $12.9 million. The decrease resulted primarily from lower debt during both 2006 periods as compared to the same 2005 periods. We had no drawn bank debt under our revolving credit facility during the first nine-months of 2006. Fees and amortization of financing costs were substantially unchanged between the periods.

Other Income, Net

Other income, net was $900 thousand income for the third-quarter 2006 compared to $400 thousand income for the third-quarter 2005. The nine-months 2006 amount was $6.5 million, while nine-months 2005 was $700 thousand. Nine-months 2006 includes a $4.4 million gain on interest income on an income tax settlement. Other income, net for the third-quarter 2006 and the 2005 periods were comprised of a number of individually immaterial items.

Income Taxes

Income taxes were $10.9 million for the third-quarter 2006 and $4.3 million for the third-quarter 2005. The effective tax rate was 36.5% for the third-quarter 2006 and 24.5% for the third-quarter 2005. The effective tax rate for 2005 includes the benefit of a research and development credit, which is not reflected in the 2006 effective rate as, to date, the credit has not been extended beyond 2005 by the U.S. Congress. The 2005 effective tax rate also includes a favorable impact of about $1.1 million from the settlement of certain tax years with the Internal Revenue Service. The increase in income before income taxes from 2005 to 2006 resulted in an increase of $3.0 million in income taxes in the third-quarter 2006, while the increase in the effective tax rate between 2005 and 2006 resulted in the additional increase in tax expense of $3.6 million.

Nine-months 2006 income taxes were $29.6 million with an effective tax rate of 35.8%. The income taxes for nine-months 2005 were $12.2 million with an effective tax rate of 28.1%. As in the third-quarter, the effective tax rate for 2005 includes the benefit of a research and development credit, which is not reflected in the 2006 effective rate for the reason explained above, as well as a favorable impact of $1.1 million from the settlement of certain tax years. The increase in income before income taxes from 2005 to 2006 resulted in an increase of $11.0 million in income taxes for nine-months 2006, while the increase in the effective tax rate between 2005 and 2006 resulted in the additional increase in tax expense of $6.4 million.

Our deferred taxes are in a net asset position. Based on our current projections, we believe that we will recover the full benefit of our deferred tax assets.

Net Income

Our net income for the third-quarter 2006 was $18.9 million or $1.09 per diluted share. This compares to net income for third-quarter 2005 of $13.4 million or $0.77 per diluted share. Nine-months 2006 net income was $53.1 million, or $3.05 per diluted share, as compared to $31.2 million, or $1.80 per diluted share, for nine-months 2005.

Cash Flows, Financial Condition, and Liquidity

Cash and cash equivalents at September 30, 2006 were $86.7 million, which was an increase of $30.3 million since December 31, 2005 and included a $2.5 million negative impact from foreign currency translation. Cash flows from operating activities for the nine-months 2006 were $43.0 million. We also realized cash flows of $3.4 million from the sale of corporate property and $5.3 million from a payment under an earn-out agreement related to our pharmaceuticals business, which we sold in 1994. We used these cash flows to fund capital expenditures of $14.4 million and fund dividends on our common stock of $6.5 million. Included in the 2006 cash flows from operating activities were collections of $4.2 million related to the 2004 environmental insurance settlement discussed below and $2.3 million from a legal settlement related to transportation charges. Cash flows from operating activities for the 2006 period also included an increase in working capital requirements, which are discussed more fully under “Working Capital.” We expect that cash from operations, together with borrowing available under our senior credit facility, will continue to be sufficient to cover our operating expenses and planned capital expenditures for the foreseeable future.

The terms of the 2004 environmental insurance settlement provide for a total payment of $15.6 million. In addition to the $4.2 million received in the first quarter 2006, we also received $3.7 million in 2005 and $7.7 million during 2004.

Cash

We had restricted cash of $200 thousand at September 30, 2006 and $1.4 million at December 31, 2005. In addition, at September 30, 2006, we also had restricted funds of $1.1 million recorded as a long-term asset in other assets. Of these total restricted cash and funds, $800 thousand at September 30, 2006 and $900 thousand at December 31, 2005 was cash received from Metropolitan Life Insurance Company (Metropolitan) during 2005 and 2003. The funds from Metropolitan are used to reduce the employee portion of retiree health benefits costs. The remaining $500 thousand of restricted cash and funds at September 30, 2006 represents monies related to the issuance of a European bank guarantee.

Debt

Our debt position is substantially unchanged since December 31, 2005. We have outstanding senior notes in the aggregate principal amount of $150 million that bear interest at a fixed rate of 8.875% and are due in 2010. The senior notes are callable on or after May 1, 2007.

We also have a $100 million revolving credit facility that bears interest at variable rates and is for general corporate purposes. The revolving credit facility matures on June 18, 2009 and also includes a sub-facility for letters of credit. There were no borrowings outstanding at September 30, 2006 under the revolving credit facility. At September 30, 2006, we had outstanding letters of credit of $3.6 million, resulting in the unused portion of the revolver amounting to $96.4 million.

Both the senior notes and the revolving credit facility contain covenants, representation, and events of default that management considers typical of credit agreements of this nature. We were in compliance with these covenants as of both September 30, 2006 and December 31, 2005.

We had total long-term debt, including the current portion, of $153.3 million at September 30, 2006, representing a decrease of approximately $500 thousand in our total debt since December 31, 2005. The decrease resulted from payments on capital leases.

As a percentage of total capitalization (total long-term debt and shareholders’ equity), our total debt decreased from 36.6% at the end of 2005 to 32.5% at September 30, 2006. The lower percentage was primarily the result of the increase in shareholders’ equity, which was due to net income. Normally, we repay any outstanding long-term debt with cash from operations and with proceeds from occasional sales of business units, plant sites, or other assets.

Capital Expenditures

We funded capital expenditures of $14.4 million through September 30, 2006, and we estimate our total capital spending during 2006 will be approximately $20 million. We expect to continue to finance capital spending through cash provided from operations.

Working Capital

We had working capital at September 30, 2006, of $309.1 million, resulting in a current ratio of 2.88 to 1. At December 31, 2005, working capital was $244.9 million and the current ratio was 2.47 to 1. The increase in working capital primarily reflects higher cash and inventories. The increase in inventories results from higher costs, as well as an increase in volumes due to increased customer demands.

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

As discussed in the 2005 Annual Report, we have made certain prepayments related to our TEL marketing agreements. The unamortized total at September 30, 2006 for these prepayments is $9.4 million. We are amortizing these costs on an accelerated basis using a declining balance method over the life of the contracts. We believe this is the appropriate methodology and time period for this amortization based on the facts and circumstances of our TEL operations and the estimated product life of TEL. The customer base of TEL is significantly concentrated in a few countries and when conditions change that cause a shorter product life or other restrictions outside of our control, the amortization period is adjusted accordingly. Any adjustment to the amortization period would impact earnings, but would have no effect on cash flows. We continue to keep our accounting for these prepayments current with the business conditions.

We also have certain identifiable intangibles amounting to $42.6 million at September 30, 2006. These intangibles relate to our petroleum additives business and are being amortized over periods with up to 9 1/2 years of remaining life. We continue to assess the market related to these intangibles, as well as their specific values, and believe the amortization periods and values are appropriate. We also evaluate these intangibles for any potential impairment when significant events or circumstances occur that might impair the value of these assets. These evaluations continue to support the value at which these identifiable intangibles are carried on our financial statements. However, if conditions were to deteriorate substantially in this market, it could possibly cause a reduction in the periods of this amortization charge or could possibly result in a noncash write-off of a portion of the intangibles’ carrying value. A reduction in the amortization period would have no cash effect. While we do not anticipate such a change in the market conditions, this disclosure is provided to enhance the understanding of the factors involved.

We have made disclosure of our environmental issues in Part I, Item 1 of the 2005 Annual Report, as well as in the Notes to Consolidated Financial Statements included in the 2005 Annual Report. We have made additional disclosures in Part I, Item 1 of this Form 10-Q. We believe our environmental accruals are appropriate for the exposures and regulatory guidelines under which we currently operate. While we currently do not anticipate significant changes to the many factors that could impact our environmental requirements, we continue to keep our accruals consistent with these requirements as they change.

Also, as noted in the discussion of Legal Proceedings in Part II, Item 1 of this Quarterly Report on Form 10-Q and Part I, Item 3 of the 2005 Annual Report, while it is not possible to predict or determine the outcome of any legal proceeding, it is our opinion, based on our current knowledge, that we will not experience materially adverse effects on our results of operations or financial condition as a result of any pending or threatened proceeding.

We use significant assumptions to record the impact of the pension and postretirement plans in the financial statements. These assumptions include the discount rate, expected long-term rate of return, rate of compensation increase, and health care cost trend rate. A change in any one of these assumptions could result in significantly different results for the plans. We develop these assumptions after considering advice from a major global actuarial consulting firm. Information is provided on the pension and postretirement plans in Note 19 of the 2005 Annual Report. In addition, further disclosure on the impact of changes in these assumptions is provided in the “Financial Position and Liquidity” section of Part I, Item 7 of the 2005 Annual Report.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). This standard requires an employer that is a business entity that sponsors one or more single employer benefit plans to (a) recognize the funded status (defined as the difference between the fair value of plan assets and the benefit obligation) of a benefit plan in the statement of financial position; (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost; (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year end; and (d) disclose in the notes to the financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The standard is effective for fiscal years ending after December 15, 2006. The actual effect of the standard is dependent upon the fair value of plan assets at December 31, 2006, as well as certain other assumptions determined at December 31, 2006. On a before tax basis, we estimate that intangible assets will decrease approximately $4 million and total liabilities will increase approximately $55 million to $65 million. Total shareholders’ equity will decrease approximately $37 million to $44 million on an after-tax basis. These amounts do not consider the impact of additional funding of the benefit plans, if any, in the fourth quarter 2006. We do not expect the adoption of SFAS 158 to have an effect on our compliance with the covenants governing our outstanding debt.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (SFAS 157). The standard defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. The standard is effective for years beginning after November 15, 2007. We are evaluating the impact of SFAS 157.

In June 2006, the FASB issued Financial Interpretation 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with Financial Accounting Statement No. 109, “Accounting for Income Taxes.” The interpretation is effective for fiscal years beginning after December 15, 2006. We are evaluating the impact of this interpretation, but do not expect FIN 48 to have a material impact on our financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 clarifies the SEC staff’s beliefs regarding the process of quantifying financial statement misstatements and is effective for fiscal years ending after November 15, 2006. We do not expect SAB 108 to have a material impact on our financial statements.

Outlook

Petroleum Additives

The petroleum additives segment has posted excellent earnings results during the first three quarters of this year. The year-to-date performance is $20.6 million ahead of the entire year of 2005. Almost all of the volume gains were in the first quarter, with volumes in the second and third quarters being essentially flat when compared to last year. We believe the outlook for this business remains strong. Our plants are running at very high levels and the overall industry supply/demand balance remains tight. We continue to work with our customers to develop and deliver cost effective solutions for their marketplace and believe that strategy is working.

TEL

TEL operating profit dropped significantly for the first nine-months of 2006, as shipments were down over 60% from the same period of 2005. This segment will experience significantly lower operating profit this year and will become a less significant contributor to the overall performance of the company. The reduction in operating profit is a function of lower demand around the world for TEL.

Cash Flows

We have no outstanding bank debt and our senior notes are not callable until May 1, 2007. We expect to build cash on our balance sheet while we investigate alternative uses of that cash, including possible acquisitions. The amount of cash we will be able to accumulate this year will depend, to a large degree, on the working capital needs of the petroleum additives business. Our cash flow through nine-months included the funding of $27 million of working capital.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Except for foreign currency risk, as discussed below, there have been no significant changes in our market risk from the information provided in the 2005 Annual Report.

During the second quarter 2006, we entered into $15.4 million of Euro-denominated forward contracts to minimize currency exposure from expected cash flows from foreign operations. The contracts have maturity dates in 2006 and 2007. At September 30, 2006, there were $10.3 million remaining of these Euro-denominated contracts. With other variables held constant, a hypothetical 10% adverse change in the September 30, 2006 forward Euro rates would have resulted in a decrease of about $1.0 million in the value of the contracts.

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

There has been no change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

ITEM 1. Legal Proceedings

We are involved in legal proceedings that are incidental to our business and include administrative or judicial actions seeking remediation under environmental laws, such as Superfund.

In December 2005, Afton Chemical Corporation (Afton), a wholly-owned subsidiary, was sued by a competitor, Infineum International Ltd. and Infineum USA L.P., in federal court in Delaware. The suit alleges patent infringement of one patent in connection with some lubricant additive packages. Afton believes it has strong defenses and intends to vigorously defend the lawsuit.

Ethyl recently filed a request for arbitration against a subsidiary of Innospec. This arbitration is related to a long-standing supply agreement that requires the Innospec subsidiary to supply Ethyl with TEL for resale by Ethyl in the United States (the U.S. Supply Agreement). The request was filed pursuant to the rules of the London Court of International Arbitration. Ethyl filed this request because it believes that Innospec has violated the U.S. Supply Agreement by attempting to increase the price it charges Ethyl for TEL in the United States in a manner not in accordance with the contract. As such, we have not recorded an accrual of these costs. The difference in prices that Innospec is claiming is approximately $1.7 million for product supplied through September 30, 2006. We are confident in our position and believe we will prevail. Regardless of the outcome, we do not believe the TEL dispute will have a material effect on the financial condition or results of operations of NewMarket. However, with TEL segment operating profit at such a low level, a relatively small increase in cost may be material to TEL segment results.

After the commencement of the above arbitration, Ethyl received three requests for arbitration filed by three subsidiaries of Innospec. The Innospec requests were filed pursuant to the rules of the London Court of International Arbitration and allegedly pursuant to long-standing marketing and supply agreements between Ethyl or its subsidiaries and subsidiaries of Innospec for the sale of TEL outside of the United States. Innospec is claiming the right to terminate the agreements. Although these marketing and supply agreements relate only to TEL, Innospec contends that the agreements impose certain duties that were breached by the sales and marketing in Iraq and South Africa of MMT® by affiliates of Ethyl. Ethyl will vigorously defend the cases and believes it will ultimately prevail in these arbitrations.

ITEM 1A. Risk Factors

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Part I, Item 1A of our 2005 Annual Report describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our results of operations and our financial condition. We do not believe that there have been any material changes to the risk factors previously disclosed in our 2005 Annual Report. Two of these risk factors are highlighted below.

•	Legal proceedings and other claims could impose substantial costs on us.

We are involved in numerous administrative and legal proceedings, including arbitrations, which result from, and are incidental to, the conduct of our business. From time to time, these proceedings involve environmental, product liability, TEL, and premises asbestos liability and other matters. See Part I, Item 3, “Legal Proceedings” in our 2005 Annual Report and Part II, Item 1 in this Quarterly Report on Form 10-Q for more information on legal proceedings and other claims. We have insurance coverage that we believe would be available to mitigate potential damages in many of these proceedings. However, there is no assurance that our available insurance will cover these claims, that our insurers will not challenge coverage for certain claims or that final damage awards will not exceed our available insurance coverage. Any of the foregoing could have a material adverse effect on our results of operations, financial condition, and cash flows in any given period.

•	Our TEL results would be adversely affected if Innospec did not comply with the terms of the marketing and supply agreements or if we did not prevail in our arbitrations with Innospec.

Results of our TEL segment include the operating profit contribution from marketing agreements between Ethyl or its subsidiaries and subsidiaries of Innospec for the sale of TEL outside of North America. Innospec is now the only manufacturer of TEL worldwide. Under our marketing agreements with Innospec, we receive 32% of the net proceeds from the sale of TEL by Innospec in all regions of the world, except North America, as well as certain TEL operations not included in the marketing agreements. As a result, our TEL results would be adversely affected if Innospec did not comply with the terms of the marketing agreements.

After the commencement of the arbitration discussed below, Ethyl received three requests for arbitration filed by three subsidiaries of Innospec related to the marketing agreements. Innospec is claiming the right to terminate the agreements. Although the marketing agreements relate only to TEL, Innospec contends that the agreements impose certain duties that were breached by sales and marketing in Iraq and South Africa of MMT® by affiliates of Ethyl. Although we believe these claims have no merit, an adverse outcome in the arbitrations could have a material effect on the financial condition or results of operations of NewMarket.

Ethyl recently filed a request for arbitration against a subsidiary of Innospec related to a supply agreement that requires the Innospec subsidiary to supply Ethyl with TEL for resale by Ethyl in the United States. Ethyl filed this request because it believes that Innospec has violated the supply agreement by attempting to increase the price it charges Ethyl for TEL in the United States in a manner not in accordance with the contract. The difference in prices that Innospec is claiming is approximately $1.7 million for product supplied through September 30, 2006. We are confident in our position and believe we will prevail. Regardless of the outcome, we do not believe the TEL dispute will have a material effect on the financial condition or results of operations of NewMarket. However, with TEL segment operating profit at such a low level, a relatively small increase in cost resulting from this arbitration could be material to TEL segment results.

ITEM 2. Unregistered Sale of Equity Securities and Use of Proceeds

On December 16, 2006, our Board of Directors has approved a share repurchase program that authorizes management to repurchase up to $50 million of our outstanding common stock until

December 31, 2007, as market conditions warrant and covenants under our existing agreements permit. We may conduct our share repurchases in the open-market and in privately negotiated transactions. The repurchase program does not require us to acquire any specific number of shares and may be terminated or suspended at any time. During the nine-months 2006, we did not repurchase any shares under our repurchase program.

ITEM 5. Other Information

Effective October 31, 2006, Afton has purchased for $10 million and certain future contingent consideration, substantially all of the assets used in the production of MMT® from Albemarle. Albemarle will continue to operate the MMT® production facility for the benefit of Afton pursuant to the terms of an Amended and Restated Supply Agreement dated October 31, 2006.

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

NEWMARKET CORPORATION
(Registrant)

Date: October 31, 2006	By:	/s/ D. A. Fiorenza
David A. Fiorenza
Vice President and Treasurer
(Principal Financial Officer)

Date: October 31, 2006	By:	/s/ Wayne C. Drinkwater
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