Form 10-K
period 2006-12-31
NEWMARKET CORP
filed 2007-02-26
CIK 1282637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act    Yes ☒    No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act    Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

Aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter): $717,120,715 *

Number of shares of Common Stock outstanding as of January 31, 2007: 17,293,860

DOCUMENTS INCORPORATED BY REFERENCE

Portions of NewMarket Corporation’s definitive Proxy Statement for its 2007 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 are incorporated by reference into Part III of this Annual Report on Form 10-K.

*In determining this figure, an aggregate of 2,628,041 shares of Common Stock as beneficially owned by Bruce C. Gottwald and members of his immediate family have been excluded and treated as shares held by affiliates. See Item 12. The aggregate market value has been computed on the basis of the closing price in the New York Stock Exchange Composite Transactions on June 30, 2006 as reported by The Wall Street Journal.

Form 10-K

PART I

ITEM 1.    BUSINESS

NewMarket Corporation (NewMarket) (NYSE:NEU) is a holding company which is the parent company of Afton Chemical Corporation (Afton), Ethyl Corporation (Ethyl), NewMarket Services Corporation (NewMarket Services), and NewMarket Development Corporation (NewMarket Development). NewMarket, through its subsidiaries Afton and Ethyl, develops, manufactures, blends, and delivers performance chemical additives that enhance the performance of petroleum products, and markets and sells these chemical additives worldwide.

Afton and Ethyl manage their own assets and liabilities. Afton encompasses the petroleum additives business, while Ethyl represents the tetraethyl lead (TEL) business and certain manufacturing operations. NewMarket Services provides various administrative services to NewMarket, Afton, and Ethyl. NewMarket Services departmental expenses and other expenses are billed to Afton, Ethyl, and NewMarket pursuant to services agreements between the companies.

References in this Annual Report on Form 10-K to “we,” “our,” and “NewMarket” are to NewMarket Corporation and its subsidiaries on a consolidated basis, unless the context indicates otherwise.

As a specialty chemicals company, Afton provides highly formulated packages of lubricant and fuel additives. Afton develops, manufactures, and blends fuel and lubricant additive products, and markets and sells these products worldwide. Afton is one of the largest global producers of lubricant additives and offers a broad line of fuel additives worldwide. Lubricant and fuel additives are necessary products for efficient maintenance and reliable operation of all vehicles and machinery. From custom-formulated chemical blends to market-general additive components, we believe Afton provides customers with products and solutions that make fuels burn cleaner, engines run smoother, and machines last longer.

Afton serves the petroleum additives market with five unique brands. HiTEC® petroleum additives are formulated to provide our customers with a measurable and sustainable marketing or cost advantage. The GREENBURN® product line provides formulated products to provide immediate, sustained, and economical performance features and emission reductions across the entire spectrum of fuels, the TecGARD™ brand is specially formulated to meet the operating demands of the global metalworking industry, and our BioTEC™ additives are designed specifically for the biofuels marketplace. Afton also markets its methylcyclopentadienyl manganese tricarbonyl (MMT®) gasoline additive under several HiTEC products. While providing refiners improved gasoline production efficiency, MMT has been proven to provide significant environmental and vehicle performance benefits. All five brands are marketed worldwide by Afton employees and our valuable distributors.

Afton has developed long-term relationships with its customers in every major region of the world, which Afton serves through seven manufacturing facilities in the Americas and Europe.

Afton has more than 235 employees dedicated to research and development who work closely with their customers to develop chemical formulations that are tailored to the customers’ and the end-users’ specific needs. Afton’s portfolio of technologically advanced, value-added products allows it to provide a full range of products and services to its customers.

Through Ethyl, we are one of the primary marketers of TEL in North America, and through the marketing agreements with affiliates of Innospec Inc., we are the only marketer of TEL outside of North America.

We were incorporated in the Commonwealth of Virginia in 2004. Our principal executive offices are located at 330 South Fourth Street, Richmond, Virginia, and our telephone number is (804) 788-5000. We employed 1,185 people at year-end 2006.

Business Segments

We report our business in two distinct segments: petroleum additives, represented by Afton, and TEL, represented by Ethyl. We divide our business this way due to the operational differences between the two business units. The petroleum additives business operates in a market where we actively seek growth opportunities, while TEL is a mature product with declining demand and is marketed primarily through third-party agreements. Financial information concerning our segments is provided in Item 8, “Financial Statements and Supplementary Data.”

Petroleum Additives—Petroleum additives are used in lubricating oils and fuels to enhance their performance in machinery, vehicles, and other equipment. We manufacture chemical components that are selected to perform one or more specific functions and blend those chemicals with other components to form additive packages for use in specified end-user applications. The petroleum additives market is an international marketplace, with customers ranging from oil companies and refineries to original equipment manufacturers (OEMs) and other specialty chemical companies. The petroleum additives segment includes common customers, is served by the same plants, shares common components or building blocks, and is supported with a common sales, as well as research and development, workforce.

We believe our success in the petroleum additives market is largely due to our ability to bring value to our customers. We accomplish this by understanding their needs and applying our technical capabilities, formulation expertise, broadly differentiated product offerings, and global distribution capabilities to meet those needs. We invest significantly in research and development in order to meet our customers’ needs, as well as the rapidly changing environment for new and improved products and services.

We view the petroleum additives marketplace as being comprised of two broad product groupings: lubricant additives and fuel additives. Lubricant additives are highly formulated chemical products that improve the performance, durability, and functionality of mineral oils, synthetic oils, and biodegradable oils, thereby enhancing the performance of machinery and engines. Fuel additives are chemical components and products that improve the refining process and performance of gasoline, diesel, and other fuels, resulting in lower fuel costs, improved vehicle performance, reduced tailpipe or smokestack emissions, or improved power plant efficiency.

Lubricant Additives

Lubricant additives are essential ingredients for lubricating oils. Lubricant additives are used in a wide variety of vehicle and industrial applications, including engine oils, automatic transmission fluids, gear oils, hydraulic oils, turbine oils, and in virtually any other application where metal-to-metal moving parts are utilized. Lubricant additives are organic and synthetic chemical components that enhance wear protection, prevent deposits, and protect against the hostile operating environment of an engine, transmission, axle, hydraulic pump, or industrial machine.

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

The functionality of lubricants is created through an exact balance between a base fluid and performance enhancing additives. This balance is the goal of effective formulations achieved by experienced research professionals. We offer a full line of lubricant additive products, each of which is composed of component chemicals specially selected to perform desired functions. We manufacture most of the chemical components and blend these components to create products designed to meet industry and customer specifications. Lubricant additive components are generally classified based upon their intended functionality, including:

•	detergents, which clean moving parts of engines and machines, suspend oil contaminants and combustion by-products, and absorb acidic combustion products;

•	dispersants, which serve to inhibit the formation of sludge and particulates;

•	extreme pressure/antiwear agents, which reduce wear on moving engine and machinery parts;

•	viscosity index modifiers, which improve the viscosity and temperature characteristics of lubricants and help the lubricant flow evenly to all parts of an engine or machine; and

•	antioxidants, which prevent oil from degrading over time.

We are one of the leading global suppliers of specially formulated lubricant additives that combine some or all of the components described above to develop our products. Our products are highly formulated, complex chemical compositions derived from extensive research and testing to ensure all additive components work together to provide the intended results. Our products are engineered to meet specifications prescribed by either the industry generally or a specific customer. Purchasers of lubricant additives tend to be oil companies, distributors, refineries, and compounder/blenders.

Key drivers of demand for lubricant additives include total vehicle miles driven, vehicle production, equipment production, the average age of vehicles on the road, new engine and driveline technologies, and drain/refill intervals.

We view our participation in the lubricant marketplace in three primary areas: engine oil additives, driveline additives, and industrial additives. Our view is not necessarily the same way our competitors view the market.

Engine Oil Additives—The largest submarket within the lubricant additives marketplace is engine oils, which we estimate represents approximately 65% of the overall lubricant additives market volume, but a much lower percentage of the overall market profitability. The engine oils market ultimate customers include consumers, service stations, and OEMs. The extension of drain intervals has generally offset increased demand due to higher vehicle population and more miles driven. The primary functions of engine oil additives are to reduce friction, prevent wear, control formation of sludge and oxidation, and prevent rust. Engine oil additives are typically sold to lubricant manufacturers who combine them with a base oil product to meet internal, industry, and OEM specifications.

Key drivers of the engine oils market are the number of vehicles on the road, drain intervals for engine oils, engine and crankcase size, changes in engine design, and temperature and specification changes driven by the OEMs. Customer and supplier dynamics have created a difficult marketplace for engine oil additives in recent years as the marketplace values engine oil products more like a commodity.

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

Many different types of additives are used in fuels. Their use is generally determined by customer, industry, OEM, and government specifications, and often differs from country to country. The types of fuel additives we offer include:

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

We offer a broad line of fuel additives worldwide and sell our products to major fuel marketers and refiners, as well as independent terminals and other fuel blenders.

Key drivers in the fuel additive marketplace include total vehicle miles driven, the introduction of more sophisticated engines, regulations on emissions (both gasoline and diesel), quality of the crude oil slate and performance standards, and marketing programs of major oil companies.

Competition

In the lubricant additives submarket of petroleum additives, we believe that the four top suppliers in 2006 supplied over 80% of the market. These suppliers include Afton, The Lubrizol Corporation, Infineum (a joint venture between ExxonMobil Chemical and Royal Dutch Shell plc), and Oronite (a subsidiary of Chevron). Several other suppliers comprise the remaining market share.

The fuel additives submarket is fragmented and characterized by more competitors. While we participate in many facets of the fuel additives market, our competitors tend to be more narrowly focused. In the gasoline detergent market, we compete mainly against BASF AG, Oronite, and Lubrizol; in the cetane improver market, we compete against Innospec, Groupe SNPE of France, and Exchem EPC Groupe of the U.K.; and in the diesel markets, we compete against Lubrizol, Infineum, BASF, and Innospec.

The competition among the participants in these industries is characterized by the need to provide customers with cost effective, technologically capable products that meet or exceed industry specifications. The need to continually lower cost through formulation technology and cost improvement programs is vital for success in this environment.

Tetraethyl Lead—TEL is a distinct business segment. TEL is used as an octane enhancer in gasoline to improve ignition qualities and operating performance of fuel. Since the 1920s, TEL has been used to prevent “engine knock,” a condition of poor combustion timing causing loss of engine power. In the 1970s, U.S. automobile manufacturers began including emissions control technology in vehicles to comply with the Federal Clean Air Act. When the surface metal of a catalytic converter in emissions control systems was deemed incompatible with lead, unleaded gasoline became the fuel standard in the United States with other countries following. Innospec is now the only manufacturer of TEL worldwide. Through our agreements with Innospec, we receive 32% of the net proceeds from the sale of TEL by Innospec in all regions of the world except North America. In North America, we continue to purchase TEL from Innospec and sell it to selected customers for aviation and racing fuel. Our agreements with Innospec expire in 2010, but contain provisions for extensions thereafter.

As we look forward, we expect a continuing decline in demand for TEL. We do expect that the demand for this product will continue for many years to come, but at a low level of volume and profits.

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

We have the following long-term supply agreements for raw materials and finished products:

•	Innospec supplies TEL for our North American sales of that product under an agreement dated January 1, 1998.

•

Until October 2006, Albemarle Corporation (Albemarle) supplied MMT, a fuel additive, under a supply agreement which was originally set to expire in 2014. Effective October 31, 2006, Afton purchased substantially all of the assets used in the production of MMT from Albemarle. Albemarle will continue to operate the MMT production facility for the benefit of Afton pursuant to the terms of an Amended and Restated Supply Agreement.

Research, Development, and Testing

Research, development, and testing (R&D) provides the basis for our global petroleum additives technology. We develop products through a combination of chemical synthesis, formulation, engineering design and performance testing. In addition to products, R&D also provides our customers with technical support and product differentiation to assure total customer satisfaction.

We are committed to providing the most advanced products, comprehensive testing programs and superior technical support to our customers and to OEMs worldwide. R&D expenditures, which totaled $70 million in 2006 and $65 million in 2005 and 2004, are expected to grow modestly in 2007 in support of our core technology areas. The efficiency of our R&D spending continues to improve through expansion of internal testing capabilities, implementation of leading-edge data acquisition, control and analysis techniques, and advanced project/portfolio management processes.

Afton continues to develop new technology and products to meet the changing requirements of OEMs and to keep our customers well positioned for the future. A significant portion of our R&D investment is dedicated to the development of the next-generation additive technologies that will be required for future hardware designs, changing use patterns, and the technical differentiation of our customers’ products.

In 2006, we continued the advancement of our global automatic transmission fluid additive line with the commercialization of new highly-durable fluid technologies, both at OEMs and in the service fill arena. New component technology was invented for use in gear additive packages that provides strong anti-wear performance in fuel efficient lubricants. New engine oil component technology and formulations were developed in 2006 which will be commercialized in 2007 in both passenger car and heavy-duty diesel areas. We continued to broaden our product portfolio in the industrial lubricant area with the introduction of several new products and entrance into new markets. Several new products were developed in the fuel additive area, which extend our ability to provide exceptional “keep clean” and “clean up” performance, as well as fuel economy improvement in global vehicle platforms.

Intellectual Property

Our intellectual property, including our patents, licenses, and trademarks, is an important component of our business. We actively protect our inventions, new technologies, and product developments by filing patent applications or maintaining trade secrets. We currently own approximately 1,600 issued United States and foreign patents, with a significant number of additional patents pending. The use of technology covered by several of these patents and trade secrets is licensed to others through a royalty-generating licensing program. In addition, we have acquired the rights under patents and inventions of others through licenses or otherwise. We take care to respect the intellectual property rights of others and we believe our products do not infringe upon those rights. We vigorously participate in patent opposition proceedings around the world, where necessary, to secure a technology base free of infringement. We believe our patent position is strong, aggressively managed, and sufficient for the conduct of our business.

We also have several hundred trademark registrations throughout the world for our marks, including Afton Chemical®, Ethyl®, MMT®, HiTEC®, and GREENBURN®, as well as several pending service mark and trademark applications, including NewMarketSM, TecGARD™, and BioTEC™.

Commitment to Environmental and Safety Excellence

We are committed to continuous improvement and vigilant management of the health and safety of our employees, neighbors, and customers, as well as the stewardship of the environment. One way our companies demonstrate this is through our commitment to the principles of the American Chemistry Council (ACC) Responsible Care® program. In 2006, the Environmental, Health, Safety and Security Management Systems of both Afton and Ethyl were certified by an independent auditing process as established by the ACC as a requirement of membership. Additionally, Afton’s Sauget, Illinois plant completed certification in the environmental standard ISO 14001. This plant also continues to be an OSHA Star VPP (Voluntary Protection Program) location.

Safety and environmental responsibility is a way of life at NewMarket—enhancing operations, the way we work, and the relationships we maintain with our customers and our communities. Our executive management meetings begin with a review of our environmental and safety performance. We believe we are a leader in the chemical industry with our performance.

Our objective is to establish a culture where our employees understand that good environmental and safety performance is good business and understand that environmental compliance and safety is their personal responsibility.

Our worldwide injury/illness recordable rate (which is the number of injuries per 200,000 hours worked) in 2006 was 0.99. The 2005 rate was 0.72, which was our best year ever. We intend to continue to demonstrate our safety culture with continuous improvement in our safety record. This represents a focused effort by all of our employees. We are extremely proud of our accomplishments in the safety area, especially when compared to safety records in other industries.

As members of the ACC, Afton and Ethyl provide data on twelve metrics used to track environmental, safety, energy use, and product stewardship performance of ACC member companies. These can be viewed at www.responsiblecare-us.com. The information on this website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated by reference in this Annual Report on Form 10-K or any other filings we make with the Securities and Exchange Commission (SEC).

Environmental

We operate under policies that we believe comply with federal, state, local, and foreign requirements regarding the handling, manufacture, and use of materials. One or more regulatory agencies may classify some of these materials as hazardous or toxic. We also believe that we comply in all material respects with laws, regulations, statutes, and ordinances protecting the environment, including those related to the discharge of materials. We expect to continue to comply in all material respects.

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

Total gross liabilities accrued at year-end for environmental remediation were $19 million for 2006 and $23 million for 2005. In addition to the accruals for environmental remediation, we also had accruals for dismantling and decommissioning costs of $3 million at December 31, 2006 and $7 million at December 31, 2005. The decrease in these amounts between 2006 and 2005 primarily reflects the dismantling of our TEL facility in Canada. As new technology becomes available, it may be possible to reduce accrued amounts. While we believe that we are fully accrued for known environmental issues, it is possible that unexpected future costs could have a significant financial impact on our financial position and results of operations.

During the third quarter of 2004, we reached a $16 million environmental insurance settlement resulting in the collection of insurance reimbursements. The gain on this settlement amounted to $13 million and is reflected in the Consolidated Statements of Income under the caption “Special item income.” We received $8 million during 2004. We received $4 million in February 2005 and $4 million in February 2006 in accordance with a previously agreed-upon payment schedule.

We spent approximately $16 million in 2006, $13 million in 2005, and $14 million in 2004 for ongoing environmental operating and clean-up costs, excluding depreciation of previously capitalized expenditures. These environmental operating and clean-up expenses are included in cost of goods sold. In 2007, we expect environmental operating and clean-up costs to be about the same as 2006.

For capital expenditures on pollution prevention and safety projects, we spent $6 million in 2006, $5 million in 2005, and $4 million in 2004.

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

The Sauget Area 2 Site PRPs submitted a Remedial Investigation and Feasibility Study (RI/FS) to the EPA in early 2004. We have accrued our estimated proportional share of the expenses for the RI/FS. We also accrued our best estimate of our proportional share of the remediation liability proposed in that submission. The EPA did not accept the RI/FS. Through a series of submissions and meetings, the scope of the RI/FS has changed so that it is now scheduled to be submitted to the EPA in late 2007. The RI/FS work is ongoing, and we believe it is not at a stage where any further conclusion can be drawn as to the remediation liability we may incur. We do not believe there is any additional information available as a basis for revision of the liability that we have established. The amount accrued for this site is not material.

We also have several other environmental sites where we are in the process of remediation and monitoring. At one of our major sites in the United States, we have substantially completed environmental remediation and will be monitoring the site for an extended period. In addition, during 2004 we began the dismantling and related remediation of some TEL facilities no longer in use at our Canadian plant. That dismantling and remediation is substantially complete and we expect will be fully completed in 2007.

Geographic Areas

We have operations in the United States, Europe, Asia, Latin America, Australia, the Middle East, and Canada. The economies are stable in most of the countries where we operate. In countries with more political or economic uncertainty, we generally minimize our risk of loss by utilizing U.S. Dollar-denominated transactions, letters of credit, and prepaid transactions. We also participate in selective foreign currency forward contracts at certain times. Our foreign customers mainly consist of financially viable government organizations and large companies.

The table below reports net sales and long-lived assets by geographic area. Except for the United States, no country exceeded 10% of net sales during any year. The United States was the only country that exceeded 10% of long-lived assets in any year. We assign revenues to geographic areas based on the location to which the product was shipped. The change in net sales during the three-year period is discussed more fully in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Geographic Areas

	2006	2005	2004
	(in millions of dollars)
Net Sales
United States	$517	$419	$326
Foreign	746	657	568

Consolidated net sales	$1,263	$1,076	$894

Long-lived assets (a)
United States	$191	$183	$199
Foreign	31	34	44

Total long-lived assets	$222	$217	$243

(a)	Long-lived assets include property, plant, and equipment, net of depreciation, as well as intangible assets and prepayments for services, both net of amortization.

Net sales to two customers of our petroleum additives segment exceeded 10% of total net sales in 2006, 2005, and 2004. Sales to BP plc and its affiliates (BP) amounted to $127 million (10% of net sales) in 2006, $112 million (10% of total net sales) in 2005, and $99 million (11% of total net sales) in 2004. Sales to Royal Dutch Shell plc and its affiliates (Shell) amounted to $169 million (13% of total net sales) in 2006, $143 million (13% of total net sales) in 2005, and $119 million (13% of total net sales) in 2004. These net sales represent a wide-range of products sold to these two customers in multiple regions of the world.

Recent Developments

In January 2007, Foundry Park I, LLC (Foundry Park I), a wholly-owned subsidiary of NewMarket Development, entered into a Deed of Lease Agreement with MeadWestvaco Corporation (MeadWestvaco) under which MeadWestvaco will lease an office building which will be constructed on approximately three acres of real property which is owned by Foundry Park I. The property is part of a larger office park and mixed-use development known as “Foundry Park.” The office building is designed to include approximately 304,000 rentable square feet. In addition to the office building, MeadWestvaco has the right to parking facilities that are expected to contain approximately 1,050 parking spaces, and the right to use all common areas within the office building and Foundry Park.

Foundry Park I plans to invest between approximately $110 million and $140 million in completing construction of the building. Most of the cost will be financed through construction and permanent indebtedness. Foundry Park I expects construction to require at least two years. The lease, which will cover the entire office building, is a long-term lease with lease payments at competitive market rates.

On November 21, 2006, we commenced a tender offer to purchase any and all $150 million in aggregate principal amount of our outstanding 8.875% senior notes due 2010 and a related solicitation of consents to certain amendments to the indenture governing the 8.875% senior notes designed to remove substantially all of the restrictive covenants and certain events of default that applied to the 8.875% senior notes. As of 5:00 p.m., New York City time, on December 21, 2006, the expiration date for the tender offer, we had accepted tender of 8.875% senior notes from holders of $149,750 million (or 99.83%) in aggregate principal amount of the outstanding 8.875% senior notes. We redeemed the remaining $250,000 in aggregate principal amount of the 8.875% senior notes on February 7, 2007 at a redemption price equal to 105.105% of the principal amount of the redeemed notes, plus accrued and unpaid interest to February 7, 2007.

Availability of Reports Filed with the Securities and Exchange Commission and Corporate Governance Documents

Our internet website address is www.newmarket.com. We make available, free of charge through our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC. In addition, our Corporate Governance Guidelines, Code of Conduct, and the charters of our Audit; Bonus, Salary and Stock Option; and Nominating and Corporate Governance Committees, are available on our website and are available in print, without charge, to any shareholder upon request by contacting our Corporate Secretary at NewMarket Corporation, 330 South Fourth Street, Richmond, Virginia 23219. The information on our website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated by reference in this Annual Report on Form 10-K or any other filings we make with the SEC.

ITEM 1A.    RISK FACTORS

Our business is subject to many factors that could materially adversely affect our future performance and cause our actual results to differ materially from those expressed or implied by forward-looking statements made in this Annual Report on Form 10-K. Those risk factors are outlined below.

•	Competition could adversely affect our operating results.

We face intense competition in certain of the product lines and markets in which we compete. We expect that our competitors will develop and introduce new and enhanced products, which could cause a decline in the market acceptance of certain products we manufacture. Our competition may also expand their production capacity, which could decrease market prices for our products and adversely affect our profitability. In addition, as a result of price competition, we may be compelled to reduce the prices for some of our products, which could adversely affect our margins and profitability. Competitive pressures can also result in the loss of major customers. Our inability to compete successfully could have a material adverse effect on our results of operations, financial condition, and cash flows in any given period. In addition, some of our competitors may have greater financial, technological, and other resources than we have. Some of our competitors may also be able to maintain greater operating and financial flexibility than we are able to maintain. As a result, these competitors may be able to better withstand changes in conditions within our industry, changes in the prices for raw materials, and changes in general economic conditions.

•	Sudden or sharp raw materials price increases may adversely affect our profit margins.

We utilize a variety of raw materials in the manufacture of our products, including base oil, polyisobutylene, maleic anhydride, olefin copolymers, antioxidants, alcohols, and methacrylates. Our profitability is sensitive to changes in the costs of these materials caused by changes in supply, demand or other market conditions, over which we have little or no control. Political and economic conditions in the Middle East and Latin America have caused and may continue to cause the cost of our raw materials to fluctuate. War, armed hostilities, terrorist acts, civil unrest, or other incidents may also cause a sudden or sharp increase in the cost of our raw materials. We cannot assure you that we will be able to pass on to our customers any future increases in raw material costs in the form of price increases for our products.

•	Availability of raw materials and transportation systems could have a material adverse effect on our operations.

The chemical industry and transportation industry are in a situation where supply and demand are in balance. Any significant disruption in supply could affect our ability to obtain raw materials or transportation systems. This could have a material adverse effect on our operations.

•	Our reliance on a small number of significant customers may have a material adverse effect on our results of operations.

Our principal customers are major multinational oil companies. The oil industry is characterized by concentration of a few large participants as a result of consolidation. Two of our customers individually accounted for more than 10% of our net sales in 2006. Net sales for 2006 to BP amounted to $126 million (10% of total net sales), and net sales to Shell amounted to $169 million (13% of total net sales). The loss of either of these customers, or a material reduction in purchases by either of them, or by any other large or significant customer, could have a material adverse effect on our results of operations, financial condition, and cash flow.

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

Our future business success will depend upon our ability to maintain and enhance our technological capabilities, develop and market products and applications that meet changing customer needs, and successfully anticipate or respond to technological changes on a cost-effective and timely basis. Our industry is characterized by frequent changes in industry performance standards, which affect the amount and timing of our research and development costs and other technology-related costs. As a result, the life cycle of our products is often hard to predict. Further, technological changes in some or all of our customers’ products or processes may make our products obsolete. Any inability to anticipate, respond to, or utilize changing technologies could have a material adverse effect on our results of operations, financial condition, and cash flow in any given period.

•	We may not be able to consummate future acquisitions or successfully integrate future acquisitions into our business, which could result in unanticipated expenses and losses.

As part of our business growth strategy, we intend to pursue acquisitions and joint venture opportunities. Our ability to implement this component of our growth strategy will be limited by our ability to identify appropriate acquisition or joint venture candidates and our financial resources, including available cash and borrowing capacity. The expense incurred in consummating acquisitions or entering into joint ventures, the time it takes to integrate an acquisition, or our failure to integrate businesses successfully, could result in unanticipated expenses and losses. Furthermore, we may not be able to realize any of the anticipated benefits from acquisitions or joint ventures.

The process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of existing operations. Some of the risks associated with the integration of acquisitions include:

•	potential disruption of our ongoing business and distraction of management;

•	unforeseen claims and liabilities, including unexpected environmental exposures;

•	unforeseen adjustments, charges, and write-offs;

•	problems enforcing the indemnification obligations of sellers of businesses or joint venture partners for claims and liabilities;

•	unexpected losses of customers of, or suppliers to, the acquired business;

•	difficulty in conforming the acquired business’ standards, processes, procedures and controls with our operations;

•	variability in financial information arising from the implementation of purchase price accounting;

•	inability to coordinate new product and process development;

•	loss of senior managers and other critical personnel and problems with new labor unions; and

•	challenges arising from the increased scope, geographic diversity, and complexity of our operations.

•	Our TEL business has declined and will continue to decline.

Historically, TEL, an octane enhancer in leaded gasoline used to improve ignition qualities and operating performance of fuel, has been a material component of our product line. However, during the 1970s, the implementation of the Federal Clean Air Act led to the use of catalytic converters that are deemed no longer compatible with leaded gasoline, and unleaded gasoline became the fuel standard in the United States with other countries following. As a result, our TEL financial results have declined. The TEL segment represented approximately 2.8% of our 2006 segment operating profit. We do not expect TEL to rebound from this low level of profits.

•	Our TEL results would be adversely affected if Innospec did not comply with the terms of the marketing and supply agreements or if we did not prevail in our arbitrations with Innospec.

Results for our TEL segment include the operating profit contribution from marketing agreements between Ethyl or its subsidiaries and subsidiaries of Innospec for the sale of TEL outside of North

America. Innospec is now the only manufacturer of TEL worldwide. Under our marketing agreements with Innospec, we receive 32% of the net proceeds from the sale of TEL by Innospec in all regions of the world, except North America. As a result, our TEL results would be adversely affected if Innospec did not comply with the terms of the marketing agreements.

After the commencement of the arbitration discussed below, Ethyl received three requests for arbitration filed by three subsidiaries of Innospec related to the marketing agreements. Innospec is claiming the right to terminate the agreements. Although the marketing agreements relate only to TEL, Innospec contends that the agreements impose certain duties that were breached by sales and marketing of MMT in Iraq and South Africa by affiliates of Ethyl. Although we believe these claims have no merit, an adverse outcome in the arbitrations could have a material effect on our financial condition or results of operations.

Ethyl filed a request for arbitration against a subsidiary of Innospec related to a supply agreement that requires the Innospec subsidiary to supply Ethyl with TEL for resale by Ethyl in the United States. Ethyl filed this request because it believes that Innospec has violated the supply agreement by attempting to increase the price it charges Ethyl for TEL in the United States in a manner not in accordance with the contract. The difference in prices that Innospec is claiming is approximately $1.7 million for product supplied through September 30, 2006 and would amount to approximately an additional $1 million if the same factors were applied to TEL supplied in the fourth quarter 2006. We are confident in our position and believe we will prevail. Regardless of the outcome, we do not believe the TEL dispute will have a material effect on our financial condition or results of operations. However, with TEL segment operating profit at such a low level, a relatively small increase in cost resulting from this arbitration could be material to TEL segment results.

•	Several of our products are produced solely at one facility, and a significant disruption or disaster at such a facility could have a material adverse effect on our results of operations.

Several of the products we produce or sell are produced only in one location. We are dependent upon the continued safe operation of those production facilities. Those production facilities are subject to various hazards associated with the manufacture, handling, storage, and transportation of chemical materials and products, including leaks and ruptures, explosions, fires, inclement weather and natural disasters, unscheduled downtime, and environmental hazards. Some of our products involve the manufacture and handling of a variety of reactive, explosive, and flammable materials. Many of these hazards could cause a disruption in the production of our products. We cannot assure you that these facilities will not experience these types of hazards and disruptions in the future or that these incidents will not result in production delays or otherwise have an adverse effect on our results of operations, financial condition or cash flows in any given period.

•	We face risks related to our foreign operations that may negatively affect our business.

In 2006, net sales to customers outside North America accounted for approximately 52% of total net sales. We do business in all major regions of the world, some of which do not have stable economies or governments. In particular, we sell and market products in countries experiencing political and economic instability in the Middle East, Asia Pacific, and Latin America. Our international operations are subject to international business risks, including unsettled political conditions, expropriation, import and export restrictions, increases in royalties, exchange controls, national and regional labor strikes, taxes, government royalties, inflationary economies and currency exchange rate fluctuations, and changes in laws and policies governing operations of foreign-based companies (such as restrictions on repatriation of earnings or proceeds from liquidated assets of foreign subsidiaries). The occurrence of any one or a combination of these factors may increase our costs or have other adverse effects on our business.

•	We are exposed to fluctuations in foreign exchange rates, which may adversely affect our results of operations.

We conduct our business in the local currency of most of the countries in which we operate. The financial condition and results of operations of our foreign operating subsidiaries are reported in the relevant local currency and then translated to U.S. Dollars at the applicable currency exchange rate for inclusion in our consolidated financial statements. Changes in exchange rates between these foreign currencies and the U.S. Dollar will affect the recorded levels of our assets and liabilities as foreign assets and liabilities are translated into U.S. Dollars for presentation in our financial statements, as well as our net sales, cost of goods sold, and operating margins. The primary foreign currencies in which we have exchange rate fluctuation exposure are the European Union Euro, British Pound Sterling, Japanese Yen, and Canadian Dollar. Exchange rates between these currencies and U.S. Dollars have fluctuated significantly in recent years and may do so in the future.

•	Our failure to protect our intellectual property rights could adversely affect our future performance and growth.

Protection of our proprietary processes, methods, compounds, and other technologies is important to our business. We depend upon our ability to develop and protect our intellectual property rights to distinguish our products from those of our competitors. Failure to protect our existing intellectual property rights may result in the loss of valuable technologies or having to pay other companies for infringing on their intellectual property rights. We rely on a combination of patent, trade secret, trademark, and copyright law, as well as judicial enforcement, to protect such technologies. We currently own approximately 1,600 issued U.S. and foreign patents, with a significant number of additional patents pending. Some of these patents are licensed to others. In addition, we have acquired the rights under patents and inventions of others through licenses or otherwise. We have developed and may in the future develop technologies with universities or other academic institutions, or with the use of government funding. In such cases, the academic institution or the government may retain certain rights to the developed intellectual property. We also own approximately 500 trademark and service mark registrations throughout the world for our marks, including Afton Chemical®, Ethyl®, HiTEC®, GREENBURN® and MMT®, as well as pending trademark and service mark applications, including BioTEC™, TecGARD™ and NewMarketSM. In the event that we are unable to continue using certain of our marks, we may be forced to rebrand our products, which could result in the loss of brand recognition, and could require us to devote resources to advertise and market brands. In particular, the loss of our HiTEC® mark would have a material adverse effect on our business.

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

New laws and regulations may be introduced in the future that could result in additional compliance costs, seizures, confiscation, recall, or monetary fines, any of which could prevent or inhibit the development, distribution, and sale of our products. If we fail to comply with applicable laws and regulations, we may be subject to civil remedies, including fines, injunctions, and recalls or seizures, any of which could have an adverse effect on our results of operations, financial condition, and cash flow.

Our business and our customers will be subject to significant new regulations under the European Commission’s Registration, Evaluation and Authorization of Chemicals (REACH) regulation. REACH will enter into force on June 1, 2007. It imposes obligations on European Union manufacturers and importers of chemicals and other products into the European Union to compile and file comprehensive reports, including testing data, on each chemical substance, perform chemical safety assessments, and obtain pre-market authorization with respect to certain substances of particularly high concern. The new regulation imposes significant additional burdens on chemical producers and importers, and, to a lesser extent, downstream users of chemical substances and preparations. Our manufacturing presence and sales activities in the European Union will likely require us to incur significant additional compliance costs.

•	Political, economic, and regulatory factors concerning one of our products, MMT, could adversely affect our sales of MMT.

The EPA studied MMT and determined that it does not cause or contribute to the failure of vehicle emission systems. The Canadian government has made similar findings. However, the EPA is requiring additional testing to fill some data gaps, including potential risks to public health, and a change in current determinations could have a material adverse effect on our results of operations. In addition, certain industry groups are urging greater regulation of all metal-based gasoline additives, including MMT. In 2002, the Alliance of Automobile Manufacturers (AAM) issued a fleet test report on MMT based on tests conducted by the AAM, the Association of International Automobile Manufacturers, and the Canadian Vehicle Manufacturers’ Association. The report alleges that MMT significantly raises vehicle emissions, increases fuel emissions, increases fuel consumption, and impairs the proper operation of vehicle emission control systems. In December 2003, the government of Canada released its “Proposed Framework for an Independent Third-Party Review of New Information on the Effects of MMT on Vehicle Emissions.” In its proposal, the Canadian government provided no timetable for the commencement or completion of the review. Substantially all of our customers in Canada have suspended the use of MMT, pending the results of the government of Canada-sponsored independent third-party review. To date, the government of Canada has not initiated the review. We expect that the European Union will also review all metal-based petroleum additives, including MMT, for their impact on pollution abatement technology. Increased government regulation of MMT if it occurs or additional studies evaluating MMT, even if government regulation does not occur, could have a material adverse effect on our sales of that product.

•	Legal proceedings and other claims could impose substantial costs on us.

We are involved in numerous administrative and legal proceedings that result from, and are incidental to, the conduct of our business. From time to time, these proceedings involve environmental, product liability, TEL, premises asbestos liability, and other matters. See Item 3, “Legal Proceedings.” We have insurance coverage that we believe would be available to mitigate potential damages in many of these proceedings. However, there is no assurance that our available insurance will cover these claims, that our insurers will not challenge coverage for certain claims, or that final damage awards will not exceed our available insurance coverage. Any of the foregoing could have a material adverse effect on our results of operations, financial condition, and cash flows in any given period.

•	Environmental matters could have a substantial negative impact on our results of operations.

As a manufacturer and distributor of chemical products, we are generally subject to extensive local, state, federal, and foreign environmental, safety, and health laws and regulations concerning, among other things, emissions to the air, discharges to land and water, the generation, handling, treatment, and disposal of hazardous waste and other materials, and remediation of contaminated soil, surface, and ground water. Our operations entail the risk of violations of those laws and regulations, many of which provide for substantial fines and criminal sanctions for violations. We believe our operations are currently in substantial compliance with these laws and regulations in all material respects. However, we cannot assure you that we have been or will be at all times in compliance with all of these requirements.

In addition, these requirements, and the enforcement or interpretation of these requirements, may become more stringent in the future. Although we cannot predict the ultimate cost of compliance with any such requirements, the costs could be material. Non-compliance could subject us to material liabilities, such as government fines, damages arising from third-party lawsuits, or the suspension and potential cessation of non-compliant operations. We may also be required to make significant site or operational modifications at substantial cost. Future developments could also restrict or eliminate the use of or require us to make modifications to our products, which could have an adverse effect on our results of operations, financial condition, and cash flows in any given period.

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

There may be environmental problems associated with our properties of which we are unaware. Some of our properties contain, or may have contained in the past, on-site facilities or underground tanks for the storage of chemicals, hazardous materials, and waste products that could create a potential for release of hazardous substances or contamination of the environment. The discovery of environmental liabilities attached to our properties could have a material adverse effect on our results of operations, financial condition, and cash flow.

We may also face liability arising from current or future claims alleging personal injury, product liability, property damage due to exposure to chemicals or other hazardous substances, such as premises asbestos, at or from our facilities. We may also face liability for personal injury, product liability, property damage, natural resource damage, or clean-up costs for the alleged migration of contaminants or hazardous substances from our facilities or for future accidents or spills. A significant increase in the number or success of these claims could adversely affect our financial condition, results of operations, and cash flow. For further discussion of some related claims, see Item 1, “Business—Environmental.”

The ultimate costs and timing of environmental liabilities are difficult to predict. Liability under environmental laws relating to contaminated sites can be imposed retroactively and on a joint and several basis. A liable party could be held responsible for all costs at a site, whether currently or formerly owned or operated regardless of fault, knowledge, timing of the contamination, cause of the contamination, percentage of contribution to the contamination, or the legality of the original disposal. We could incur significant costs, including clean-up costs, natural resource damages, civil or criminal fines and sanctions, and third-party claims, as a result of past or future violations of, or liabilities under, environmental laws.

•	We have been identified, and in the future may be identified, as a PRP in connection with state and federal laws regarding environmental clean-up projects.

We are subject to the federal Superfund law and similar state laws under which we may be designated as a PRP. As a PRP, we may be liable for a share of the costs associated with cleaning up hazardous waste sites, such as a landfill to which we may have sent waste.

In de minimis PRP matters and in some minor PRP matters, we generally negotiate a consent decree to pay an apportioned settlement. This relieves us of any further liability as a PRP, except for remote contingencies. Settlement costs for a de minimis participant are less than $50,000. Settlement costs for a minor participant are less than $300,000.

We are also a PRP at Superfund sites where our liability may be in excess of de minimis or minor PRP levels. Most Superfund sites where we are a PRP represent environmental issues that are quite mature. The sites have been investigated, and in many cases, the remediation methodology, as well as the proportionate shares of each PRP have been established. Other sites are not as mature, which makes it more difficult to reasonably estimate our share of future clean-up or remediation costs. Generally, remediation and monitoring will go on for an extended period. As a result, we may incur substantial expenses for all these sites over a number of years, a portion of which may be covered by insurance.

•	Our financial results will vary according to the timing of customer orders and other external factors, which reduces your ability to gauge our performance.

External factors beyond our control, such as customer orders, product shipment dates, and other factors can cause shifts in net sales and income from quarter to quarter. These external factors can magnify the impact of industry cycles. As a result, our income and cash flow may fluctuate significantly on a quarter-to-quarter basis, and your ability to gauge trends in our business may be impaired.

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

Our business is subject to hazards common to chemical manufacturing, storage, handling, and transportation, including explosions, fires, inclement weather, natural disasters, mechanical failure, unscheduled downtime, transportation interruptions, remediation, chemical spills, discharges or releases of toxic or hazardous substances or gases, and other risks. These hazards can cause personal injury and loss of life, severe damage to, or destruction of, property and equipment, and environmental contamination. In addition, the occurrence of material operating problems at our facilities due to any of these hazards may diminish our ability to meet our output goals. Accordingly, these hazards and their consequences could have a material adverse effect on our operations as a whole, including our results of operations, and cash flows, both during and after the period of operational difficulties.

•	We could be required to make additional contributions to our pension funds, which may be underfunded due to past and any future under performance of the equities markets.

Our pension plan asset allocation is predominantly weighted towards equities. Cash contribution requirements to our pension plans are sensitive to changes in our plans’ actual return on assets. Reductions in our plans’ expected return on assets due to poor performance of the equities markets could cause our pension plans to be underfunded and require us to make additional cash contributions.

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

•	The occurrence or threat of extraordinary events, including natural disasters and domestic and international terrorist attacks may disrupt our operations and decrease demand for our products.

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

Orangeburg, South Carolina (fuel additives)

Port Arthur, Texas (lubricant additives)

Rio de Janeiro, Brazil (petroleum additives storage and distribution; leased)

Sarnia, Ontario, Canada (fuel additives)

Sauget, Illinois (lubricant and fuel additives)

We own our corporate headquarters located in Richmond, Virginia, and generally lease our regional and sales offices located in a number of areas worldwide.

We own approximately 42 acres of real estate available for development in downtown Richmond, Virginia, adjacent to our principal executive offices. In January 2007, Foundry Park I, a wholly-owned subsidiary of NewMarket Development, entered into a Deed of Lease Agreement with MeadWestvaco under which it will lease an office building which we will construct on approximately three acres.

Production Capacity

We believe our plants and supply agreements are sufficient to meet expected sales levels. Operating rates of the plants vary with product mix and normal sales swings. We believe that our facilities are well maintained and in good operating condition.

ITEM 3.    LEGAL PROCEEDINGS

We are involved in legal proceedings that are incidental to our business and include administrative or judicial actions seeking remediation under environmental laws, such as Superfund. Some of these legal proceedings relate to environmental matters and involve governmental authorities. For further information see “Environmental” in Part I, Item 1.

While it is not possible to predict or determine with certainty the outcome of any legal proceeding, we believe the outcome of any of these proceedings, or all of them combined, will not result in a material adverse effect on our financial condition or results of operations.

Innospec Inc.

On August 16, 2006, Ethyl filed a request for arbitration against a subsidiary of Innospec. This arbitration is related to a long-standing supply agreement that requires the Innospec subsidiary to supply Ethyl with TEL for resale by Ethyl in the United States (the U.S. Supply Agreement). The request was filed pursuant to the rules of the London Court of International Arbitration. Ethyl filed this request because it believes that Innospec has violated the U.S. Supply Agreement by attempting to increase the price it charges Ethyl for TEL in the United States in a manner not in accordance with the contract. As such, we have not recorded an accrual of these costs. The difference in prices that Innospec is claiming is approximately $1.7 million for product supplied through September 30, 2006 and would amount to approximately an additional $1 million if the same factors were applied to TEL supplied in the fourth quarter 2006. We have placed $1.7 million for product supplied through September 30, 2006 in an escrow account pending resolution of the arbitration. We are confident in our position and believe we will prevail. Regardless of the outcome, we do not believe the TEL dispute will have a material effect on our financial condition, results of operations, or cash flows. However, with TEL segment operating profit at such a low level, a relatively small increase in cost may be material to TEL segment results.

After the commencement of the above arbitration, Ethyl received three requests for arbitration filed by three subsidiaries of Innospec. The Innospec requests were filed on October 2, 2006, pursuant to the rules of the London Court of International Arbitration and allegedly pursuant to long-standing marketing and supply agreements between Ethyl or its subsidiaries and subsidiaries of Innospec for the sale of TEL outside of the United States. Innospec is claiming the right to terminate the agreements and is seeking damages. Although these marketing and supply agreements relate only to TEL, Innospec contends that the agreements impose certain duties that were breached by the sales and marketing of MMT in Iraq and South Africa by affiliates of Ethyl. Ethyl will vigorously defend the cases and believes it will ultimately prevail in these arbitrations. Therefore, no accrual has been recorded.

Infineum International Ltd. and Infineum USA L.P.

In December 2005, Afton was sued by a competitor, Infineum International Ltd. and Infineum USA L.P., (Infineum) in federal court in Delaware. The suit alleged patent infringement of one patent in connection with some lubricant additive packages. Infineum and Afton have entered into an agreement to resolve Infineum’s claims against Afton’s products and to effect settlement of the patent infringement suit. The lawsuit has been dismissed.

TEL

Legal proceedings include certain product liability cases. The only product liability cases of potential consequence in which we are involved are TEL-related. In one case, Ethyl was served as a defendant in a case filed in the Circuit Court for Baltimore City, Maryland, in September 1999. The plaintiffs in Smith, et al. v. Lead Industries Association, Inc., et al., alleged personal injuries for seven children from lead exposure arising from lead paint and dust from tailpipe emissions due to leaded gasoline. The court dismissed Ethyl and some other defendants from the case in February 2002 and granted summary judgment to other defendants in November 2002. However, a series of appellate and trial court decisions have the effect that an appeal remains pending against other defendants. It is our current belief that these proceedings will not have a material impact on our consolidated financial condition or result of operations.

Asbestos

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

During 2005, we entered into an agreement with Travelers Indemnity Company (Travelers) resolving certain long-standing issues regarding our coverage for certain premises asbestos claims. In addition, our agreement with Travelers provides a procedure for allocating defense and indemnity costs with respect to certain future premises asbestos claims. The lawsuit we had previously filed against Travelers in the Southern District of Texas was dismissed. We also settled our outstanding receivable from Albemarle for certain premises asbestos liability obligations.

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

Based on the above assumptions, we have provided an undiscounted liability related to premises asbestos claims of $12 million at year-end 2006 and $10 million at year-end 2005. The liabilities related to asbestos claims are included in accrued expenses (current portion) and other noncurrent liabilities on the balance sheet. Certain of these costs are recovered through our insurance coverage and agreement with Albemarle. The receivable for these recoveries related to premises asbestos liabilities was $9 million at December 31, 2006 and $8 million at December 31, 2005. These receivables are included in trade and other accounts receivable for the current portion. The noncurrent portion is included in other assets.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no issues submitted to a vote of security holders during the fourth quarter of 2006.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, with no par value, has traded on the New York Stock Exchange (NYSE) under the symbol “NEU” since June 21, 2004 when we became the parent holding company of Ethyl and its subsidiaries.

There were 17,289,860 shares of our common stock outstanding as of December 31, 2006. We had 3,627 shareholders of record at December 31, 2006.

On December 16, 2005, our Board of Directors approved a share repurchase program that authorizes management to repurchase up to $50 million of our outstanding common stock until December 31, 2007, as market conditions warrant and covenants under our existing agreements permit. We may conduct our share repurchases in the open-market and in privately negotiated transactions. The repurchase program does not require us to acquire any specific number of shares and may be terminated at any time. No shares were repurchased during 2006 or 2005 under this program.

Cash dividends declared for 2006 on our common stock totaled 50 cents per share including: a dividend of 12.5 cents per share declared on February 23, 2006 and paid April 3, 2006; a dividend of 12.5 cents per share declared on April 27, 2006 and paid on July 3, 2006; a dividend of 12.5 cents per share declared on July 20, 2006 and paid on October 2, 2006; and a dividend of 12.5 cents per share declared on October 24, 2006 and paid on January 2, 2007.

On February 22, 2007, our Board of Directors declared a quarterly dividend of 12.5 cents per share on our common stock. The dividend is payable April 1, 2007 to shareholders of record on March 15, 2007.

The declaration and payment of dividends is subject to the discretion of our Board of Directors. Future dividends will depend on various factors, including our financial condition, earnings, cash requirements, legal requirements, restrictions in agreements governing our outstanding indebtedness, and other factors deemed relevant by our Board of Directors. For a discussion of the restrictions on our ability to declare and pay dividends, see Note 12 of the Notes to Consolidated Financial Statements.

The following table shows the high and low prices of our common stock on the NYSE for each of the last eight quarters.

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$48.29	$62.80	$67.34	$70.00
Low	$23.55	$37.65	$43.15	$52.12

	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$20.55	$18.80	$17.90	$25.26
Low	$17.50	$12.95	$14.75	$14.38

The performance graph showing the five-year cumulative total return on our common stock as compared to Lubrizol, specialty chemical companies, and the S&P 500 is shown below. The graph assumes $100 invested on the last day of December 2001. Dividends are assumed to be reinvested quarterly.

PERFORMANCE GRAPH

Comparison of Five-Year Cumulative Total Return

Performance through December 31, 2006

ITEM 6.    SELECTED FINANCIAL DATA

NewMarket Corporation & Subsidiaries

Five Year Summary

	Years Ended December 31
	2006	2005	2004	2003	2002
	(in thousands except per-share amounts)
Results of Operations
Net sales	$1,263,297	$1,075,544	$894,109	$756,341	$656,350
Costs and expenses	1,178,665	1,037,490	878,020	736,385	642,716
Operating profit from TEL marketing agreements services	8,181	23,154	33,226	29,603	25,756
Special item income, net (1) (2) (3)	14,825	11,668	13,245	—	—

Operating profit	107,638	72,876	62,560	49,559	39,390
Interest and financing expenses	15,403	16,849	18,254	21,128	25,574
Loss on early extinguishment of debt (4)	11,209	—	—	—	—
Other income (expense), net (5)	7,117	925	324	911	(547)

Income before income taxes	88,143	56,952	44,630	29,342	13,269
Income tax expense (6)	30,621	14,571	11,572	8,718	3,756

Net income from continuing operations	57,522	42,381	33,058	20,624	9,513
Income from operations of discontinued business (net of tax) (7)	—	—	—	14,805	2,901

Income before cumulative effect of accounting changes	57,522	42,381	33,058	35,429	12,414
Cumulative effect of accounting changes (net of tax) (8)	—	—	—	1,624	(2,505)

Net income	$57,522	$42,381	$33,058	$37,053	$9,909

Financial Position and Other Data
Total assets	$744,793	$701,532	$676,195	$649,748	$656,261
Operations:
Working capital	$301,777	$244,912	$220,072	$184,174	$143,216
Current ratio	2.88 to 1	2.47 to 1	2.57 to 1	2.47 to 1	2.10 to 1
Depreciation and amortization	$31,592	$36,396	$44,775	$50,391	$52,422
Capital expenditures	$26,161	$17,830	$14,650	$11,617	$12,671
Gross profit as a % of net sales	20.9	18.6	19.9	21.9	21.1
Research, development, and testing expenses (9)	$70,263	$65,394	$65,356	$57,865	$51,069
Total debt	$153,439	$153,829	$184,438	$208,817	$290,067
Common and other shareholders’ equity	$301,402	$266,060	$231,882	$199,683	$153,078
Total debt as a % of total capitalization (debt plus equity)	33.7	36.6	44.3	51.1	65.5
Net income as a % of average shareholders’ equity	20.3	17.0	15.3	21.0	6.6

Common Stock
Basic earnings per share:
Earnings from continuing operations	$3.34	$2.49	$1.95	$1.23	$.57
Earnings from operations of discontinued business (net of tax) (7)	—	—	—	.88	.17
Cumulative effect of accounting changes (net of tax) (8)	—	—	—	.10	(.15)

Net income	$3.34	$2.49	$1.95	$2.21	$.59

Diluted earnings per share:
Earnings from continuing operations	$3.30	$2.45	$1.92	$1.22	$.57
Earnings from operations of discontinued business (net of tax) (7)	—	—	—	.88	.17
Cumulative effect of accounting changes (net of tax) (8)	—	—	—	.09	(.15)

Net income	$3.30	$2.45	$1.92	$2.19	$.59

Shares used to compute basic earnings per share	17,223	17,028	16,916	16,733	16,689
Shares used to compute diluted earnings per share	17,407	17,320	17,199	16,940	16,732
Equity per share	$17.43	$15.58	$13.66	$11.90	$9.17
Cash dividends declared per share	$.50	$—	$—	$—	$—

Notes to the Five Year Summary

(1)	Special item income was $14.8 million in 2006 and included a $5.3 million gain related to an earn-out agreement for certain pharmaceutical intellectual property that we sold in 1994; a $3.3 million gain associated with a legal settlement related to transportation charges; a $5.5 million gain resulting from a class action lawsuit related to raw materials; a $2.5 million loss related to a legal settlement; and a $3.3 million gain on the sale of property.

(2)	Special item income was $12 million in 2005 and included an aggregate $8 million gain on the sales of corporate property and a $4 million gain on an insurance settlement related to our premises asbestos liabilities.

(3)	The special item in 2004 was $13 million income and represents the gain on the environmental insurance settlement.

(4)	In December 2006, we purchased $149.75 million of the outstanding $150 million aggregate principal amount of our 8.875% senior notes due 2010 in a tender offer. As a result of the transaction, we recognized a loss of $11 million on the early extinguishment of debt. This loss included the write-off of unamortized deferred financing costs of $2.6 million and cash paid of $8.6 million related to the premium and other costs of the purchase of the senior notes. Subsequently in December 2006, we issued $150 million aggregate principal amount of our 7.125% senior notes due in 2016.

(5)	Other income (expense), net in 2006 includes a gain of $4 million for interest on an income tax settlement, as well as $2 million investment income.

Other income (expense), net in 2003 includes a $1 million refund from an insurance company related to employee benefit policies.

Other income (expense), net in 2002 includes a loss on impairment of nonoperating assets of $4 million, as well as expenses related to debt refinancing activities of $1 million. In addition, 2002 reflects $1 million interest income from a settlement with the Internal Revenue Service (IRS), as well as $2.4 million for interest income from a lawsuit settlement.

(6)	Income tax expense in 2005 and 2004 includes a favorable impact of approximately $1 million from the settlement of certain tax years with the IRS.

(7)	Discontinued operations reflect the phenolic antioxidant business, which was sold in January 2003. The 2003 amount is the gain on the disposal of this business of $23.2 million ($14.8 million after tax). Prior year amounts represent the after-tax earnings of this business.

(8)	The cumulative effect of accounting change for 2003 reflects the gain of $2.5 million ($1.6 million after tax) recognized upon adoption of SFAS No. 143 on January 1, 2003. The 2002 amount reflects the impairment of goodwill of $3.1 million ($2.5 million after tax) resulting from the January 1, 2002 adoption of SFAS No. 142.

(9)	Of the total research, development, and testing expenses, the portion related to new products and processes was $37 million in 2006, $34 million in 2005, $33 million in 2004, $28 million in 2003, and $30 million in 2002.

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

OVERVIEW

The 2006 year reflected increases in net sales, as well as operating profit, across both lubricant additives and fuel additives as compared to 2005 and 2004. We supply our customers with a diverse portfolio of products to meet their business needs and we believe this is reflected in our results. While the petroleum additives industry experienced escalating raw material costs in 2006, we were generally able to recover these costs through improved pricing and the introduction of more cost-effective products. Our production facilities are operating at high levels and we are selling a product mix with higher margins. As expected, the TEL market continues to decline and segment operating results are lower than last year.

Our balance sheet remains strong at year-end 2006. Our investment in working capital has increased over December 31, 2005 levels in support of our business. We continue to have no outstanding bank debt. In late 2006, we completed the refinancing of both our 8.875% senior notes due 2010 and senior credit facility, providing us with more favorable terms and greater flexibility as we look to the future.

RESULTS OF OPERATIONS

Net Sales

Continuing the trend from the last two years, 2006 net sales increased in essentially all areas of the petroleum additives segment. In addition, total consolidated net sales were higher in 2006 than in either 2005 or 2004. When comparing 2006 with 2005, net sales increased 17%. The increase between 2005 and 2004 was 20%.

In 2006, 2005, and 2004, net sales to two customers of our petroleum additives segment exceeded 10% of total net sales. Sales to BP amounted to $127 million (10% of net sales) in 2006, $112 million (10% of total net sales) in 2005, and $99 million (11% of total net sales) in 2004. Sales to Shell amounted to $169 million (13% of total net sales) in 2006, $143 million (13% of total net sales) in 2005, and $119 million (13% of total net sales) in 2004. These net sales represent a wide-range of products sold to these two customers in multiple regions of the world.

No other single customer accounted for 10% or more of our total net sales in 2006, 2005, or 2004.

The following table shows our net sales by segment for each of the last three years.

Net Sales by Segment

	2006	2005	2004
	(in millions of dollars)
Petroleum additives	$1,252	$1,067	$885
Tetraethyl lead	11	9	9

Consolidated net sales	$1,263	$1,076	$894

Petroleum Additives—Our petroleum additives sales improved over both 2005 and 2004.

When comparing 2006 to 2005, petroleum additives net sales were up $185 million or 17%. The increase was across both lubricant additives and fuel additives. Increases in selling prices resulted in most of the improvement in net sales, with changes in the mix of products sold also contributing to the higher net sales. Total shipments were essentially unchanged comparing 2006 to 2005. The change in net sales between the two years also includes a small unfavorable foreign currency impact.

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

The approximate components of the petroleum additives increase in net sales of $185 million when comparing 2006 to 2005 and $182 million when comparing 2005 to 2004 are shown below in millions.

Net sales for year ended December 31, 2004	$885
Increase in shipments and changes in product mix	81
Changes in selling prices including foreign currency impact	101

Net sales for year ended December 31, 2005	1,067
Increase in shipments and changes in product mix	45
Changes in selling prices including foreign currency impact	140

Net sales for year ended December 31, 2006	$1,252

Tetraethyl Lead—Most of the TEL marketing activity is through the marketing agreements with Innospec, under which we do not record the sales transactions. Therefore, the TEL net sales shown above are those made by our wholly-owned subsidiary, Ethyl, in areas not covered by the Innospec marketing agreements. The sales made in areas not covered by the marketing agreements are minor compared to the TEL sales made through the Innospec marketing agreements. See Note 3 of the Notes to Consolidated Financial Statements.

TEL net sales in areas not covered by the Innospec marketing agreements were up slightly in 2006 over 2005 and 2004. This increase primarily represents price increases in 2006.

Segment Operating Profit

NewMarket evaluates the performance of Afton’s petroleum additives business and Ethyl’s TEL business based on segment operating profit. NewMarket Services departments and other expenses are billed to Afton and Ethyl based on the services provided under the holding company structure pursuant to service agreements between NewMarket Services and Afton and NewMarket Services and Ethyl. Depreciation on segment property, plant, and equipment, and amortization of segment intangible assets and the prepayments for services are included in the operating profit of each segment.

The table below reports operating profit by segment for the last three years. The “Contract manufacturing and other” classification in the table below primarily represents certain manufacturing operations that Ethyl provides to Afton. Certain prior period amounts have been reclassified to conform to the current presentation.

Segment Operating Profit

	2006	2005	2004
	(in millions of dollars)
Petroleum additives	$104	$60	$42

Tetraethyl lead	$3	$18	$37

Contract manufacturing and other	$4	$3	$2

Petroleum Additives—Petroleum additives operating profit for 2006 increased $44 million, or 74%, when compared to the 2005 level of $60 million. Operating profit for 2006 includes a gain of $3 million associated with a legal settlement related to transportation charges, as well as a gain of $6 million resulting from a class action lawsuit related to raw materials and a loss of $5 million from other legal settlements. The increase in operating profit was in both lubricant and fuel additives reflecting improved net sales and profit margins. Net sales were approximately 17% higher than 2005 reflecting improved pricing and improvements in product mix.

While raw material costs escalated in 2006, we were able to implement certain price increases. These price increases have enabled us to restore our margins that have been under pressure since the significant increase in raw material costs began in 2004. Our production facilities are operating at high rates and we are selling more efficient product formulations. These improved product formulations lower both our cost, as well as our customers’ costs. The 2006 results also include a small, unfavorable foreign currency impact.

Petroleum additives operating profit for 2005 was approximately $60 million, an increase of $18 million, or 43%, over 2004. The increases were primarily in the engine oil additives, industrial additives, and certain fuel additives product lines. While net sales of our remaining fuel additives products also increased, higher raw material costs caused operating profit from these products to be considerably lower in 2005 than in 2004.

Overall, the increase in operating profit in 2005 as compared to 2004 resulted from 21% higher net sales and 7% higher shipments. The impact of the increases in selling prices that we were able to achieve during the year substantially covered the increases in raw material costs for 2005, with higher shipments accounting for most of the improved profitability. Both 2005 and 2004 results include a favorable foreign currency impact, primarily from the European Union Euro. The 2004 results also include a gain of about $1 million from an environmental insurance settlement.

Total R&D was $70 million in 2006 and $65 million in both 2005 and 2004. The increase in R&D when comparing 2006 and 2005 is across all product lines, but mainly in engine oil additives. While our R&D expenses were the same in both 2005 and 2004, the projects and product lines that were researched were quite different. This is normal for our business and is a function of industry specifications, customers’ expectations, and competitive forces. There was also a small favorable foreign currency impact in 2006, but a small unfavorable foreign currency impact in 2005 and 2004. R&D related to new products and processes was $37 million in 2006, $34 million in 2005, and $33 million in 2004. All of our R&D expenses were related to the petroleum additives segment.

Selling, general, and administrative expenses (SG&A) in 2006 for this segment were approximately $10 million higher than 2005, while 2005 was approximately $3 million higher than 2004. The increase in 2006 primarily resulted from higher professional fees and personnel-related expenses. The increases in both 2005 and 2004 included the impact of an unfavorable foreign currency effect. As a percentage of net segment sales, SG&A combined with R&D expenses were 12.7% in 2006, 13.5% in 2005, and 16.0% in 2004. The improvement in the percentages when comparing each of the years reflects larger increases in net sales as compared to the smaller increases in SG&A and R&D.

Tetraethyl Lead—Results of our TEL segment include the operating profit contribution from our marketing agreements and certain TEL operations not included in the marketing agreements.

The operating profit contribution from our marketing agreements was $8 million in 2006, $23 million in 2005, and $33 million in 2004. As expected, volumes shipped declined when comparing both 2006 to 2005 and 2005 to 2004. Volumes were 62% lower for 2006 compared to 2005 and 27% lower when comparing 2005 and 2004. Pricing did improve when comparing 2006 to 2005 and 2005 to 2004. In addition, amortization of the prepayment for services was approximately $2 million lower in 2006 than in 2005 and $1 million lower in 2005 than in 2004, reflecting the declining balance method of amortization. These improvements were not enough to offset the impact on operating profit from the decrease in shipments. The decrease in volumes shipped primarily reflects the result of certain of the major TEL customers under the marketing agreement discontinuing use of the product, as well as the ongoing decline in the market as other customers discontinue use of the product.

See Note 3 of the Notes to Consolidated Financial Statements for additional information on the TEL marketing agreements. The TEL market will continue to decline as customers discontinue use of the product.

The loss from other TEL operations that was not a part of the marketing agreements was unchanged when comparing 2006 to 2005 and approximately $9 million unfavorable when comparing 2005 to 2004. The large prior year variances were primarily due to certain insurance settlements. While there were none during 2006, the 2005 results include a special item of $4 million for an insurance settlement gain related to our premises asbestos liabilities. The 2004 results include a special item gain of $12 million from an environmental insurance settlement.

The 2006 results in other TEL operations include a favorable impact from lower environmental expenses compared to 2005. This favorable impact in 2006 from environmental charges was mostly offset by the favorable premises asbestos items in 2005. When comparing 2005 and 2004, the 2005 other TEL operations results include lower premises asbestos charges reflecting the favorable impact of a change in expected future insurance reimbursements. The favorable impact from the premises asbestos items in 2005 was partially offset by an increase in environmental clean-up costs.

The following discussion references certain captions on the Consolidated Statements of Income.

Special Item Income

Special item income was $15 million in 2006 and included a $5.3 million gain related to an earn-out agreement for certain pharmaceutical intellectual property that was sold in 1994; a $3.3 million gain associated with a legal settlement related to transportation charges; a $5.5 million gain resulting from a class action lawsuit related to raw materials; a $2.5 million loss from a legal settlement; and a $3.3 million gain on the sale of property.

Special item income was $12 million in 2005 and included an aggregate $8 million of gains on the sales of corporate property and a $4 million gain on an insurance settlement related to our premises asbestos liabilities discussed below.

During the second quarter 2005, we entered into an agreement with Travelers resolving certain long-standing issues regarding our coverage for certain premises asbestos claims. In addition, our agreement with Travelers provides a procedure for allocating defense and indemnity costs with respect to future premises asbestos claims. The lawsuit we had previously filed against Travelers in the Southern District of Texas was dismissed.

In 2005, we also settled our outstanding receivable from Albemarle for premises asbestos liability obligations. As a result of the insurance settlement described above, the outstanding amount owed to us by Albemarle was adjusted to $1.4 million, compared to $4 million at year-end 2004. Albemarle paid us $1.4 million in the third quarter of 2005.

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

Interest and Financing Expenses

Interest and financing expenses were $15 million in 2006, $17 million in 2005, and $18 million in 2004. The decrease resulted primarily from lower debt during 2006 as compared to 2005. We had no drawn bank debt under our revolving credit facility during 2006. Fees and amortization costs were substantially unchanged between the two periods excluding the effect of the loss on the early extinguishment of debt.

Lower average debt when comparing 2005 to 2004 resulted in a $1.6 million reduction in interest and financing expenses, while higher average interest rates resulted in increased expenses of $800 thousand. Fees and amortization of financing costs were $600 thousand lower for 2005.

Loss on Early Extinguishment of Debt

In December 2006, we purchased $149.75 million of the outstanding $150 million aggregate principal amount of our 8.875% senior notes due 2010 in a tender offer. As a result of the transaction, we recognized a loss of $11 million on the early extinguishment of debt. This loss included the write-off of unamortized deferred financing costs of $2.6 million and cash paid of $8.6 million related to the premium and other costs of the purchase of the 8.875% senior notes.

Other Income, Net

Other income, net was $7 million in 2006, $900 thousand in 2005, and $300 thousand in 2004. The 2006 amount included a $4 million gain on interest income from an income tax settlement, as well as $2 million investment income. Both 2005 and 2004 were comprised of a number of small items.

Income Tax Expense

Income tax expense was $31 million in 2006, $15 million in 2005, and $12 million in 2004. The effective tax rate was 34.7% in 2006, 25.6% in 2005, and 25.9% in 2004. The effective tax rate in each year reflects certain foreign and other tax benefits.

The increase in income before income taxes from 2005 to 2006 resulted in an increase of $8 million in income taxes in 2006. The increase in the effective tax rate from 2005 to 2006 also resulted in an increase of

$8 million in income taxes in 2006. Part of the rate increase in 2006 relates to the strengthening of foreign currencies resulting in a $2.6 million increase in the tax provision on undistributed earnings of foreign subsidiaries in 2006, while weakening currencies in 2005 resulted in a tax credit of $2.2 million. The 2005 and 2004 rates include the favorable impact of approximately $1 million from the settlement of certain open tax years with the IRS.

The increase in income before income taxes from 2004 to 2005 resulted in the full $3 million increase in taxes between the two years. The effective tax rate between the two years was essentially unchanged.

To comply with international trade rules, the American Jobs Creation Act of 2004 (the Act), signed into law on October 22, 2004, repealed the FSC Repeal and Extraterritorial Income Exclusion Act of 2000. The Act repealed the Extraterritorial Income Exclusion for transactions entered into after December 31, 2004 subject to a phase-out that allowed current beneficiaries to claim benefits in 2005 and 2006. In 2005, the benefit of excluding $6 million from taxable income was 80% of the amount calculated under prior law. In 2006, the benefit of excluding approximately $5 million from taxable income was 60% of the amount calculated under prior law. For 2007 and beyond, no benefit will be allowed.

Our deferred taxes are in a net asset position. Based on current forecast operating plans, we believe that we will recover the full benefit of our deferred tax assets. See Note 22 of the Notes to Consolidated Financial Statements for details on income taxes.

Net Income

Net income was $57.5 million ($3.30 per diluted share) in 2006, $42.4 million ($2.45 per diluted share) in 2005, and $33.1 million ($1.92 per diluted share) in 2004.

CASH FLOWS DISCUSSION

We generated cash from operating activities of $37 million in 2006, $64 million in 2005, and $37 million in 2004.

During 2006, we realized cash flows of $3 million from the sale of property, as well as $5 million from a payment under an earn-out agreement related to our pharmaceuticals business, which we sold in 1994. In addition, we had gross proceeds of $150 million from the issuance of our 7.125% senior notes due 2016. We used these proceeds, as well as the cash from operations to purchase $149.75 million of our 8.875% senior notes due 2010, fund capital expenditures of $26 million, acquire an intangible asset for $4 million, pay dividends on our common stock of $9 million, and pay debt issuance costs of $4 million. Our book overdrafts decreased $2 million. These items resulted in an increase of $4 million in cash and cash equivalents. Fluctuations in foreign currency rates resulted in a favorable impact of $1 million on cash and cash equivalents throughout 2006. Included in the 2006 cash flows from operating activities were collections of $11 million from settlements, including $4 million related to the 2004 environmental insurance settlement discussed below, as well as payments of $18 million to fund our pension plans and $9 million for costs related to the early extinguishment of our 8.875% senior notes. Cash flows from operating activities for 2006 also included an increase in working capital requirements, which are discussed more fully under “Working Capital.”

In 2005, we realized $14 million in before-tax proceeds from the sales of corporate assets. We used these proceeds, as well as the cash flows from operating activities, to fund capital expenditures of $18 million and pay-off our outstanding bank debt of $30 million. Our book overdrafts decreased $1 million. These items resulted in an increase in cash and cash equivalents of $28 million. Cash and cash equivalents throughout 2005 included a $1 million negative impact from foreign currency. Included in the 2005 cash flows from operating activities were collections of $4 million related to the 2004 environmental insurance settlement, which provides for a total payment of $16 million ($8 million of which we received in 2004, $4 million of which we received in 2005 and

$4 million of which we received in February 2006 in accordance with a previously agreed-upon payment schedule) and $7 million from the 2005 insurance settlement related to our premises asbestos liabilities, as well as payments of $12 million to fund our pension plans.

In 2004, we used the cash flows from operating activities, as well as $1 million of proceeds from the exercise of stock options and $5 million cash on hand, to fund capital expenditures of $15 million, to make a net repayment on bank debt of $24 million, to pay debt issuance costs of $1 million, and to purchase certain property for $3 million. Our book overdrafts increased $1 million. Included in the cash flows from operating activities was $8 million related to the 2004 environmental insurance settlement. In addition, cash flows from operating activities included cash outlays of approximately $12 million to fund our pension plans.

Excluding the construction of the office building by our wholly-owned subsidiary, Foundry Park I, we expect that cash from operations, together with borrowing available under our senior credit facility, will continue to be sufficient to cover our operating expenses and planned capital expenditures for the foreseeable future. For more information on the construction of the office building by Foundry Park I, see “Recent Developments” in Part I, Item 1.

FINANCIAL POSITION AND LIQUIDITY

Cash

At December 31, 2006, we had cash and cash equivalents of $60 million as compared to $56 million at the end of 2005.

We also had restricted cash of $200 thousand at December 31, 2006 and $1.4 million at December 31, 2005. In addition, at December 31, 2006, we had restricted funds of $1 million recorded as a long-term asset in other assets. Of these total restricted funds at December 31, 2006, $700 thousand was cash received from Metropolitan Life Insurance Company (Metropolitan) during 2005 and 2003. These funds amounted to $900 thousand at December 31, 2005. The funds from Metropolitan are being used to reduce the employee portion of retiree health benefit costs. The remaining $500 thousand of restricted funds at both December 31, 2006 and December 31, 2005 represents funds related to the issuance of a European bank guarantee.

At both December 31, 2006 and December 31, 2005, we had a book overdraft for some of our disbursement cash accounts. A book overdraft represents disbursements that have not cleared the bank accounts at the end of the reporting period. We transfer cash on an as-needed basis to fund these items as they clear the bank in subsequent periods.

Debt

Senior Notes—On November 21, 2006, we commenced a cash tender offer for any and all $150 million aggregate principal amount of our then outstanding 8.875% senior notes due 2010. Upon the expiration of the tender offer on December 21, 2006, we accepted for purchase and purchased $149.75 million aggregate principal amount of our 8.875% senior notes. As a result of this transaction, we recognized a loss of $11 million on the early extinguishment of debt. The loss included the write-off of $2.6 million in unamortized deferred financing costs and cash paid of $8.6 million related to the premium and other costs of the purchase of the 8.875% senior notes. We redeemed the remaining outstanding $250 thousand aggregate principal amount of our 8.875% senior notes on February 7, 2007.

On December 12, 2006, we issued $150 million aggregate principal amount of our 7.125% senior notes due 2016. The purchase of our 8.875% senior notes in the tender offer was financed with net proceeds from the issuance of the 7.125% senior notes, as well as cash on hand.

The 7.125% senior notes are our senior unsecured obligations and are jointly and severally guaranteed on an unsecured basis by all of our existing and future wholly-owned domestic restricted subsidiaries. We incurred financing costs of approximately $3 million related to the 7.125% senior notes, which are being amortized over ten years.

The 7.125% senior notes and the subsidiary guarantees rank:

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

The indenture governing the 7.125% senior notes contains covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to:

•	incur additional indebtedness;

•	create liens;

•	pay dividends or repurchase capital stock;

•	make certain investments;

•	sell assets or consolidate or merge with or into other companies; and

•	engage in transactions with affiliates.

We were in compliance with the covenants in the indenture governing the 7.125% senior notes as of December 31, 2006 and those in the indenture governing the 8.875% senior notes as of December 31, 2006.

Senior Credit Facility—On December 21, 2006, we entered into a Second Amended and Restated Credit Agreement. This credit agreement amended and restated the credit agreement that we entered into on June 18, 2004.

The credit agreement includes a $100 million revolving senior credit facility. We have an option to increase the senior credit facility commitment by an amount not to exceed $50 million, subject to the satisfaction of certain terms and conditions. We incurred additional financing costs of approximately $600 thousand, which resulted in total unamortized deferred financing costs of approximately $3 million related to the senior credit facility. These costs are being amortized over five years.

The $100 million senior credit facility is for working capital and other general corporate purposes for NewMarket and our subsidiaries and includes a $50 million sub-facility for letters of credit. Borrowings bear interest, at our election, at either a base rate plus a margin (25 basis points as of December 31, 2006) or LIBOR plus a margin (125 basis points as of December 31, 2006). The revolving credit facility matures on December 21, 2011. There were no borrowings outstanding at December 31, 2006 under the senior credit facility. At December 31, 2006, we had outstanding letters of credit of $3.5 million, resulting in the unused portion of the senior credit facility amounting to $96.5 million.

The senior credit facility is secured by liens on a significant portion of our U.S. assets. In addition, the senior credit facility is guaranteed by our U.S. subsidiaries.

The credit agreement contains covenants, representations, and events of default that management considers typical of a credit agreement of this nature. The financial covenants include:

•	minimum consolidated net worth;

•	a minimum fixed charge coverage ratio;

•	a maximum leverage ratio; and

•	restrictions on the payment of dividends or repurchases of capital stock.

We were in compliance with these covenants at December 31, 2006.

* * *

We had combined current and noncurrent long-term debt of $153.4 million at December 31, 2006 and $153.8 million at December 31, 2005.

During 2005, we paid-off our bank debt under our previous credit agreement which amounted to $30 million. We also paid $600 thousand on the capital lease obligations. All of our debt is discussed more fully in Note 12 of the Notes to Consolidated Financial Statements.

As a percentage of total capitalization (total long-term debt and shareholders’ equity), our total debt decreased from 36.6% at the end of 2005 to 33.7% at the end of 2006. The decrease reflects the increase in shareholders’ equity due to earnings, as well as the small pay down of debt. Normally, we repay long-term debt with cash from operations, as well as with proceeds from occasional sales of business units, plant sites, or other assets.

Working Capital

At December 31, 2006, we had working capital of $302 million, resulting in a current ratio (which is defined as current assets divided by current liabilities) of 2.88 to 1. Our working capital at year-end 2005 was $245 million resulting in a current ratio of 2.47 to 1.

The increase in working capital primarily reflects higher accounts receivable and inventories. The increase in accounts receivable is equally due to longer payment terms than in the past, as well as higher past due amounts at December 31, 2006. The increase in inventories results from higher raw material costs, as well as an increase in volumes in support of increased customer demands and our manufacturing plans.

Capital Expenditures

Excluding the construction of the office building by Foundry Park I, a wholly-owned subsidiary of NewMarket Development, we expect capital expenditures to be approximately $30 million in 2007. We expect to continue to finance this capital spending through cash provided from operations, together with borrowing available under our senior credit facility. For more information on the construction of the office building by Foundry Park I, see “Recent Developments” in Part I, Item 1.

Environmental Expenses

We spent approximately $16 million in 2006, $13 million in 2005, and $14 million in 2004 for ongoing environmental operating and clean-up costs, excluding depreciation of previously capitalized expenditures. These environmental operating and clean-up expenses are included in cost of goods sold. In 2007, we expect environmental operating and remediation costs to be about the same as 2006. Further, we expect to continue to fund these costs through cash provided by operations.

Contractual Obligations

The table below shows our year-end contractual obligations by year due.

	Payments due by period (in millions of dollars)
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long-term debt obligations (a)	$150	$—	$—	$—	$150
Interest payable on long-term debt and capital lease obligations	107	11	22	21	53
Letters of credit (b)	4	—	—	—	4
Capital lease obligations (c)	3	1	1	1	—
Operating lease obligations	43	9	13	7	14
Property, plant, and equipment purchase obligations	3	3	—	—	—
Raw material purchase obligations (d)	364	71	102	97	94
Other long-term liabilities (e)	25	19	1	3	2
Real estate development (f)	110	10	100	—	—

Total	$809	$124	$239	$129	$317

(a)	Amounts represent contractual payments due on the senior notes.
(b)	We intend to renew letters of credit when necessary as they mature; therefore, the obligations do not have a definitive maturity date.
(c)	Amounts represent the debt obligation under the capital lease, as well as future minimum lease payments in excess of the capital lease debt obligation.
(d)	Raw material purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on Afton or Ethyl and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

Purchase orders made in the ordinary course of business are excluded from the above table. Any amounts for which we are liable under purchase orders are reflected in our Consolidated Balance Sheets as accounts payable and accrued liabilities.

(e)	These represent other long-term liability amounts reflected in our Consolidated Balance Sheets that have known payment streams. Amounts include asset retirement obligations and contributions associated with pension and postretirement benefit plans. Amounts accrued for the potential exposure with respect to litigation, claims, and assessments are not included in the table above.
(f)	Foundry Park I, a wholly-owned subsidiary of NewMarket Development, entered into a Deed of Lease Agreement in January 2007, with MeadWestvaco under which it will lease an office building which we will construct in Richmond, Virginia. We plan to invest between $110 million and $140 million in completing the construction of the building and parking facilities.

Under the marketing agreements with Innospec, we are required to provide approximately one-third of the cost of product sold to customers in the territory from our TEL inventory or post an equivalent dollar value deposit with Innospec. The approximate requirement is $12 million at year-end 2006 and $13 million at year-end 2005. We now cover this requirement of the marketing agreements through the value of a working capital advance to Innospec. This advance is being repaid to Ethyl as the requirement decreases and will be repaid in full at the end of the marketing agreements. These amounts have been recorded in other assets and deferred charges on the Consolidated Balance Sheets. See Note 9 of the Notes to Consolidated Financial Statements.

Pension and Postretirement Benefit Plans

We apply SFAS No. 87, “Employers’ Accounting for Pensions”, SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, and SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” to account for our pension and postretirement plans. We use a

December 31 measurement date to determine our pension and postretirement expenses and related financial disclosure information. Additional information on our pension and postretirement plans is in Note 18 of the Notes to Consolidated Financial Statements.

Investment Return Assumptions under SFAS 87 and Asset Allocation—We periodically review our assumptions for the long-term expected return on pension plan assets. As part of the review and to develop expected rates of return, we considered, with the assistance of our independent consulting actuaries, a stochastic analysis of expected returns based on the domestic plans’ asset allocation as of both January 1, 2005 and January 1, 2006. This forecast reflects our expected long-term rates of return for each significant asset class or economic indicator. As of January 1, 2007, the expected rates were 9.1% (9.4% last year) for U.S. large cap stocks, 6.3% (5.7% last year) for U.S. long-term corporate bonds, and 2.7% (2.8% last year) for inflation. The range of returns developed relies both on forecasts and on broad-market historical benchmarks for expected return, correlation, and volatility for each asset class.

Our asset allocation is predominantly weighted toward equities. Through a review of our investments and after reducing our long-term rate of return by 25 basis points at December 31, 2005, we have determined that we should maintain the expected long-term rate of return for our domestic plans at 8.75% at December 31, 2006.

An actuarial gain, where the actual return exceeds the expected return, occurred during 2006 resulting in the actual investment return exceeding the assumed return in 2006 by approximately $3 million for all of our domestic pension plans. Despite the actuarial gain for 2006, we continue to have a net unrecognized loss at December 31, 2006. Actuarial losses, where the actual return was less than the expected return, resulted during 2005 and 2004. The one-year investment return was lower than the long-term assumption by approximately $4 million in 2005 and $1 million in 2004 for all of our domestic pension plans. Investment losses enter earnings on an amortized basis so that recent years’ losses resulted in increased expense of approximately $400 thousand in 2006, as well as an expected $40 thousand increased expense in 2007. We expect that there will be continued volatility in pension expense as actual investment returns vary from the expected return, but we continue to believe the potential benefits justify the risk premium for equity investments.

Pension expense is sensitive to changes in the expected return on assets. For example, decreasing the expected rate of return by 25 basis points to 8.50% (while holding other assumptions constant) would increase the forecasted 2007 expense for our domestic pension plans by approximately $200 thousand. Similarly, a 25 basis point increase in the expected rate of return to 9.00% (while holding other assumptions constant) would reduce forecasted 2006 pension expense by approximately $200 thousand.

Discount Rate Assumption under SFAS 87 and SFAS 106—We utilize the Citigroup Pension Discount Curve (discount curve) and Liability Index in developing the discount rate assumption. We apply the expected cash flows of the specific defined benefit retirement plan to the interest rates provided in the discount curve. The rate is developed based on the discount curve on the last day of December. The discount rate at December 31, 2006 was 5.875%.

Pension expense is also sensitive to changes in the discount rate. For example, decreasing the discount rate by 25 basis points to 5.625% (while holding other assumptions constant) would increase the forecasted 2007 expense for our domestic pension plans by approximately $400 thousand. A 25 basis point increase in the discount rate to 6.125% would reduce forecasted 2007 pension expense by approximately $300 thousand.

Rate of Projected Compensation Increase—We have maintained our rate of projected compensation increase at December 31, 2006 at 3.75%. The rate assumption was based on an analysis of our projected compensation increases for the foreseeable future.

Liquidity—Cash contribution requirements to the pension plan are sensitive to changes in assumed interest rates in the same manner as pension expense. We expect our aggregate domestic cash contributions, before income taxes, will be approximately $7 million in 2007 while foreign cash contributions will be approximately $8 million.

Other Assumptions under SFAS 106—During 2002, we reviewed our assumption for the health care cost trend rate under SFAS 106. This review was done with reference to cost increases in our own plans, as well as broader market increases in employer-provided health care costs and observations of SFAS 106 assumptions used by other large employers. Consequently, as of December 31, 2002, we increased our assumption for the health care cost trend rate substantially to a rate of 11% in 2002 scaling down to 5.5% over the next ten years. Previously, the health care cost trend rate was 6% to 7%. The assumption of declining inflation is consistent with the expectation that medical cost increases will abate after several years of double-digit growth. We have reviewed these assumptions and believe they continue to be appropriate for 2006.

The expected long-term rate of return on our postretirement plans is 7%. This rate varies from the pension rate of 8.75% primarily because of the difference in investment of assets. The assets of the postretirement plan are held in an insurance contract, which results in a lower assumed rate of investment return.

OUTLOOK

We believe we are in a strong financial position today. Our overall strategy remains unchanged. It is our intent to leverage our financial strength to grow the business, with acquisitions being an area of primary interest. Our primary focus in the acquisition area remains on the petroleum additives industry. We believe that in the current mergers and acquisition environment, this industry will provide the greatest opportunity for a good return on investment while minimizing risk. As we have stated in the past, we remain patient in this pursuit. We have many internal opportunities for growth in the near term, from both geographical and product line extensions. We will wait and make the right acquisition for our company when the opportunity arises.

During 2006, we restructured our debt by purchasing our 8.875% senior notes in a tender offer, issuing new 7.125% senior notes, and amending and restating the credit agreement governing our senior credit facility. The new senior notes and credit agreement provide us with lower interest rates and terms that more accurately reflect our improved financial position. With no bank debt outstanding, we continue to build cash on the balance sheet. We are considering a full range of uses for this cash.

Early in 2007, we announced our intention to develop some of the downtown Richmond property that we own by constructing a multi-story office building for MeadWestvaco. We plan to invest between approximately $110 million and $140 million in completing construction of the building. We expect to primarily finance this project through construction and permanent indebtedness. Significant needs for cash for this project will not begin until 2008.

We will also be investigating a range of other investments. We will balance all of these options with the likelihood of merger and acquisition activity and decide on the best course of action to increase shareholder value.

Petroleum Additives

By any measure, 2006 was an outstanding year for our petroleum additives segment. We continue to focus on growing our business by helping our customers be successful in their marketplace. Our strategy is twofold: cost management in those areas that are commodity-like in their characteristics through reformulations and new component introduction and growth through product differentiation in the other areas where margins are higher.

We expect that our approach in 2007 will be much the same. As in any year, there are many variables which will determine the ultimate profit achieved for the year. Raw material costs remain a significant unknown. We continue to expect significant volatility during 2007 in the cost of raw materials that are related to crude oil and natural gas. Base oil pricing has decreased at the beginning of 2007. This is primarily a result of higher inventories which may not be sustained as demand increases or as plant turnarounds occur in early 2007. However, prices of other raw materials, such as polyisobutylene, alpha olefins, 2-ethylhexanol, and ethyleneamine, continue to stay firm. In fact, many raw materials we buy today tend to be governed by the supply and demand balance in their own market. On the demand side, worldwide usage remains strong. Our plants continue to operate at very high rates and we anticipate no slowdown during the year. As is a constant feature of our business, the costs continue to escalate. Our R&D investment increased by 7% in 2006 over 2005 and we expect it to increase again this year. The newly adopted REACH legislation in Europe will further increase our costs. We have worked hard in the past year to provide better, more cost effective products to our customers. As a result our margins have improved during 2006.

We expect to continue on the successes of 2006 and expect that petroleum additives will have a higher operating profit in 2007 than 2006.

TEL

This segment took a significant step-down in its overall contribution to our results during 2006. This product is being phased out around the world and we expect it to remain a very small contributor to our overall profits. Our plans are to continue to manage costs within this business and to raise prices to reflect the economic value of the product.

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

TEL Marketing Agreements Services

As discussed in various sections of this Annual Report on Form 10-K, we have made certain payments related to our TEL marketing agreements. We made the final payment of $3 million in 2003. The unamortized total is $8 million at December 31, 2006. We are amortizing these costs on an accelerated basis using a declining balance method over the life of the contracts. We believe this is the appropriate methodology and time period for this amortization based on the facts and circumstances of our TEL operations and the estimated product life of TEL. The customer base of TEL is significantly concentrated in a few countries and when conditions change that cause a shorter product life or other restrictions outside of our control, the amortization period is adjusted accordingly. Any adjustment to the amortization period would impact earnings, but would have no effect on cash flows. We continue to keep our accounting for this issue current with the business conditions.

The total amortization related to the TEL marketing agreements is currently projected to be:

•	$3.7 million in 2007,

•	$2.6 million in 2008, and

•	$1.8 million in 2009.

Intangibles, Net of Amortization

We also have certain identifiable intangibles amounting to $52 million at year-end 2006 that are discussed in Note 10 of the Notes to Consolidated Financial Statements. These intangibles relate to our petroleum additives business and are being amortized over periods with up to ten years of remaining life. We continue to assess the market related to these intangibles, as well as their specific values, and have concluded the amortization periods and values are appropriate. We also evaluate these intangibles for any potential impairment when significant events or circumstances occur that might impair the value of these assets. These evaluations continue to support the value at which these identifiable intangibles are carried on our financial statements. However, if conditions were to substantially deteriorate in this market, it could possibly cause a reduction in the periods of this amortization charge or result in a noncash write-off of a portion of the intangibles’ carrying value. A reduction in the amortization period would have no effect on cash flows. While we do not anticipate such a change in the market conditions, this disclosure is provided to enhance the understanding of the factors involved.

Environmental

We have made disclosure of our environmental matters in Item 1 of this Annual Report on Form 10-K, as well as in the Notes to Consolidated Financial Statements. We believe our environmental accruals are appropriate for the exposures and regulatory guidelines under which we currently operate. While we currently do not anticipate significant changes to the many factors that could impact our environmental requirements, we continue to keep our accruals consistent with these requirements as they change.

Also, as noted in the discussion of “Legal Proceedings” in Item 3 of this Annual Report on Form 10-K, while it is not possible to predict or determine with certainty the outcome of any legal proceeding, we do not believe that we will experience any material adverse effects on our results of operations or financial condition as a result of any pending or threatened proceeding.

Pension Plans and Other Postretirement Benefits

We use assumptions to record the impact of the pension and postretirement plans in the financial statements. These assumptions include the discount rate, expected long-term rate of return on plan assets, rate of compensation increase, and health-care cost trend rate. A change in any one of these assumptions could result in different results for the plans. We develop these assumptions after considering advice from a major global actuarial consulting firm. Information is provided on the pension and postretirement plans in Note 18 of the Notes to Consolidated Financial Statements. In addition, further disclosure on the effect of changes in these assumptions is provided in the “Financial Position and Liquidity” section of Item 7.

Income Taxes

We file consolidated U.S. federal and state income tax returns, as well as individual foreign income tax returns, under which assumptions may be made to determine the deductibility of certain costs. In addition, we make certain assumptions in the determination of the estimated future recovery of deferred tax assets.

RELATED PARTY TRANSACTIONS

Thomas E. Gottwald, our chief executive officer and a director, is a son of Bruce C. Gottwald, our chairman of the board of directors and our former chief executive officer. The members of the family of Bruce C. Gottwald may be deemed to be control persons of NewMarket. Bruce C. Gottwald owns more than 5% of the outstanding shares of our common stock.

Effective September 24, 2004, NewMarket Services, entered into a Membership Units Purchase and Assignment Agreement (the Agreement), with Bruce C. Gottwald and Floyd D. Gottwald, Jr., who are brothers

(collectively the Gottwalds) and Old Town LLC (Old Town), under which NewMarket Services agreed to purchase all of the voting and non-voting units in Old Town owned by the Gottwalds. The purchase price of $3.3 million was based on an appraisal. The Agreement also provided that each of the Gottwalds must resign as a manager of Old Town. Our Audit Committee and all of our independent directors unanimously approved the Agreement.

Under the terms of the Agreement, in the event that NewMarket Services decides to sell substantially all of the assets of Old Town and receives an offer from a third-party for such assets, NewMarket Services must provide the offer to the Gottwalds, who will have 30 days to purchase the assets of Old Town on the same terms and conditions as contained in the third-party offer.

In April 2001, we had sold this same property, located in King William, Virginia, and consisting of approximately 1,600 acres, to Old Town, which at the time was owned by the Gottwalds, for $2.9 million in cash, which was a value based on appraisals. We managed the property for Old Town.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2006, the FASB issued Financial Interpretation 48, “Accounting for Uncertainty in Income Taxes— an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 provides guidelines for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It further clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with Financial Accounting Statement No. 109, “Accounting for Income Taxes.” The interpretation is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 on January 1, 2007. We currently do not expect FIN 48 to have a material impact on our financial statements; however, we are still finalizing our review.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (SFAS 157). The standard defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. The standard is effective for years beginning after November 15, 2007. We are evaluating the impact of the adoption of SFAS 157 on our financial statements.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to many market risk factors, including fluctuations in interest and foreign currency rates, as well as changes in the cost of raw materials and marketable security prices. These risk factors may affect our results of operations, cash flows, and financial position.

We manage these risks through regular operating and financing methods, including the use of derivative financial instruments. When we have derivative instruments, they are with major financial institutions and are not for speculative or trading purposes. Also, as part of our financial risk management, we regularly review significant contracts for embedded derivatives. As of December 31, 2006, based on our review, we had no contracts with an embedded derivative.

The following analysis presents the effect on our earnings, cash flows, and financial position as if the hypothetical changes in market risk factors occurred at year-end 2006. We analyzed only the potential impacts of our hypothetical assumptions. This analysis does not consider other possible effects that could impact our business.

Interest Rate Risk

At December 31, 2006, we had total debt of $153 million with none of that amount at variable interest rates. Because all of our debt at year-end was at a fixed rate, there was no interest rate risk at the end of the year. If we were to borrow under our senior credit facility in the future, we would experience interest rate risk based on the interest rates available to us at that time.

Since all of our debt at year-end 2006 is at a fixed rate, a hypothetical 10% decrease in interest rates, holding all other variables constant, would have resulted in a change of $8 million in fair value of our debt.

Foreign Currency Risk

We sell to customers in foreign markets through our foreign subsidiaries, as well as through export sales from our plants in the United States. These transactions are often denominated in currencies other than the U.S. Dollar. Our primary currency exposures are the European Union Euro, British Pound Sterling, Japanese Yen, and Canadian Dollar.

We sometimes enter into forward contracts as hedges to minimize the fluctuation of accounts receivable denominated in foreign currencies. During 2006, we entered into $15 million of Euro-denominated forward contracts to minimize currency exposure from expected cash flows from foreign operations. The contracts all have maturity dates in 2006 and 2007. At December 31, 2006, there were $6 million remaining of these Euro-denominated contracts. With other variables held constant, a hypothetical 10% adverse change in the December 31, 2006 forward Euro rates would have resulted in a decrease of about $1 million in the value of the contracts.

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

* * * *

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

PricewaterhouseCoopers LLP (PwC), an independent registered public accounting firm, audited NewMarket’s consolidated financial statements as of December 31, 2006 and 2005, and for each of the three years in the period ended December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States).

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of NewMarket Corporation:

We have completed integrated audits of NewMarket Corporation’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of NewMarket Corporation and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 18 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other postretirement plans effective December 31, 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Richmond, Virginia

February 23, 2007

NewMarket Corporation and Subsidiaries

Consolidated Statements of Income

	Years Ended December 31
	2006	2005	2004
	(in thousands except per-share amounts)
Net sales	$1,263,297	$1,075,544	$894,109
Cost of goods sold	999,211	875,286	715,809

Gross profit	264,086	200,258	178,300
Operating profit from TEL marketing agreements services	8,181	23,154	33,226
Selling, general, and administrative expenses	109,191	96,810	96,855
Research, development, and testing expenses	70,263	65,394	65,356
Special item income	14,825	11,668	13,245

Operating profit	107,638	72,876	62,560
Interest and financing expenses, net	15,403	16,849	18,254
Loss on early extinguisment of debt	11,209	—	—
Other income, net	7,117	925	324

Income before income taxes	88,143	56,952	44,630
Income tax expense	30,621	14,571	11,572

Net income	$57,522	$42,381	$33,058

Basic earnings per share	$3.34	$2.49	$1.95

Diluted earnings per share	$3.30	$2.45	$1.92

Shares used to compute basic earnings per share	17,223	17,028	16,916

Shares used to compute diluted earnings per share	17,407	17,320	17,199

See accompanying Notes to Consolidated Financial Statements.

NewMarket Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31
	2006	2005
	(in thousands except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$60,300	$56,413
Restricted cash	240	1,419
Trade and other accounts receivable, net	198,243	189,460
Inventories	185,581	151,999
Deferred income taxes	12,277	9,289
Prepaid expenses	5,319	3,119

Total current assets	461,960	411,699

Property, plant, and equipment, at cost	751,355	764,945
Less accumulated depreciation and amortization	589,241	610,939

Net property, plant, and equipment	162,114	154,006

Prepaid pension cost	85	18,316
Deferred income taxes	30,088	23,157
Other assets and deferred charges	38,838	44,480
Intangibles, net of amortization	51,708	49,874

TOTAL ASSETS	$744,793	$701,532

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$81,623	$88,350
Accrued expenses	59,692	58,847
Dividends payable	2,162	—
Book overdraft	2,549	4,222
Long-term debt, current portion	691	640
Income taxes payable	13,466	14,728

Total current liabilities	160,183	166,787

Long-term debt	152,748	153,189
Other noncurrent liabilities	130,460	115,496
Commitments and contingencies (Note 17)

Shareholders’ equity:
Common stock and paid in capital (without par value; authorized shares—80,000,000; outstanding—17,289,860 at December 31, 2006 and 17,081,559 at December 31, 2005)	88,263	85,162
Accumulated other comprehensive loss	(47,165)	(30,511)
Retained earnings	260,304	211,409

	301,402	266,060

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$744,793	$701,532

See accompanying Notes to Consolidated Financial Statements.

NewMarket Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Common Stock and Paid in Capital		Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
	(in thousands except share amounts)

Balance at December 31, 2003	16,786,009	$83,877	$(20,164)	$135,970	$199,683
Comprehensive income:
Net income				33,058	33,058
Changes in (net of tax):
Foreign currency translation adjustments			3,231		3,231
Unrealized gains on marketable securities			178		178
Minimum pension liability			(4,170)		(4,170)
Derivative net loss			(945)		(945)

Total comprehensive income					31,352

Stock options exercised	194,750	847			847

Balance at December 31, 2004	16,980,759	84,724	(21,870)	169,028	231,882
Comprehensive income:
Net income				42,381	42,381
Changes in (net of tax):
Foreign currency translation adjustments			(7,237)		(7,237)
Unrealized loss on marketable securities			(127)		(127)
Minimum pension liability			(2,222)		(2,222)
Derivative net gain			945		945

Total comprehensive income					33,740

Stock options exercised	100,800	438			438

Balance at December 31, 2005	17,081,559	85,162	(30,511)	211,409	266,060

Comprehensive income:
Net income				57,522	57,522
Changes in (net of tax):
Foreign currency translation adjustments			7,575		7,575
Unrealized loss on marketable securities			(19)		(19)
Minimum pension liability			8,929		8,929
Derivative net loss			(129)		(129)

Total comprehensive income					73,878

Initial adoption of Statement of Financial Accounting Standard No. 158, net of tax (Note 18)			(33,010)		(33,010)
Cash dividends ($0.50 per share)				(8,627)	(8,627)
Stock options exercised	196,700	856			856
Stock appreciation rights exercised	11,601	744			744
Stock option tax benefit		1,501			1,501

Balance at December 31, 2006	17,289,860	$88,263	$(47,165)	$260,304	$301,402

See accompanying Notes to Consolidated Financial Statements.

NewMarket Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31
	2006	2005	2004
	(in thousands)
Cash and Cash Equivalents at Beginning of Year	$56,413	$28,778	$33,367

Cash Flows from Operating Activities
Net income	57,522	42,381	33,058
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	29,738	34,506	42,191
Amortization of deferred financing costs	1,854	1,890	2,584
Noncash pension expense	12,501	12,956	10,803
Loss on early extinguishment of debt	11,209	—	—
Deferred income tax expense (benefit)	3,059	(15,741)	3,401
Pharmaceutical earn-out agreement	(5,274)	—	—
Interest on income tax settlement	(4,429)	—	—
Gains on sales of corporate property	(3,250)	(7,800)	—
Net gain on settlements	(4,201)	(3,868)	(13,245)
Stock-based compensation	744	—	—
Change in assets and liabilities:
Trade and other accounts receivable, net	(3,584)	(36,000)	(14,262)
Inventories	(24,348)	(951)	(28,613)
Prepaid expenses	(2,293)	(784)	1,569
Accounts payable and accrued expenses	(14,905)	17,890	19,077
Income taxes payable	3,584	15,385	(10,898)
Cash pension contributions	(17,920)	(12,265)	(12,195)
Cash costs of 8.875% senior notes purchase	(8,609)	—	—
Net proceeds from settlements	11,422	11,150	7,650
Excess tax benefits from stock-based payment arrangements	(1,501)	—	—
TEL working capital advance	957	1,499	(3,522)
Other, net	(5,200)	3,747	(789)

Cash provided from operating activities	37,076	63,995	36,809

Cash Flows from Investing Activities
Capital expenditures	(26,161)	(17,830)	(14,650)
Acquisition of intangible asset	(4,476)	—	—
Purchase of certain property	—	—	(3,323)
Proceeds from pharmaceutical earn-out agreement	5,274	—	—
Proceeds from sale of certain assets	3,408	13,721	—
Other, net	108	64	255

Cash used in investing activities	(21,847)	(4,045)	(17,718)

Cash Flows from Financing Activities
Issuance of 7.125% senior notes	150,000	—	—
Repayment of 8.875% senior notes	(149,750)	—	—
Repayments of debt—old agreements	—	—	(53,807)
Net (repayments) borrowings under revolving credit agreement	—	(30,000)	30,000
Dividends	(8,627)	—	—
Change in book overdraft	(1,673)	(793)	1,101
Debt issuance costs	(3,608)	—	(1,280)
Excess tax benefits from stock-based payment arrangements	1,501	—	—
Proceeds from exercise of options	856	438	847
Payments on the capital lease	(640)	(609)	(572)

Cash used in financing activities	(11,941)	(30,964)	(23,711)

Effect of foreign exchange on cash and cash equivalents	599	(1,351)	31

Increase (decrease) in cash and cash equivalents	3,887	27,635	(4,589)

Cash and Cash Equivalents at End of Year	$60,300	$56,413	$28,778

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

(tabular amounts in thousands, except per-share amounts)

1.    Summary of Significant Accounting Policies

Consolidation—Our consolidated financial statements include the accounts of NewMarket Corporation and its subsidiaries. All significant intercompany transactions are eliminated upon consolidation. References to “we,” “our,” and “NewMarket,” are to NewMarket Corporation and its subsidiaries on a consolidated basis, unless the context indicates otherwise.

NewMarket is the parent company of two operating companies, each managing its own assets and liabilities. Those companies are Afton, which focuses on petroleum additive products, and Ethyl, representing certain manufacturing operations and the TEL business. NewMarket is also the parent company of NewMarket Services, which provides various administrative services to NewMarket, Afton, and Ethyl.

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

Inventories—NewMarket values its domestic petroleum additives and TEL inventories at the lower of cost or market, with cost determined on the last-in, first-out (LIFO) basis. In countries where the LIFO method is not permitted, we use the weighted-average method. Inventory cost includes raw materials, direct labor, and manufacturing overhead.

Property, Plant, and Equipment—We state property, plant, and equipment at cost and compute depreciation by the straight-line method based on the estimated useful lives of the assets. NewMarket capitalizes expenditures for significant improvements that extend the useful life of the related property. We expense repairs and maintenance, including plant turnaround costs, as incurred. When property is sold or retired, we remove the cost and accumulated depreciation from the accounts and any related gain or loss is included in income.

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

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

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

Asset Retirement Obligations—Asset retirement obligations, including costs associated with the retirement of tangible long-lived assets, are recorded at the fair value of the liability for an asset retirement obligation when incurred instead of ratably over the life of the asset. The asset retirement costs must be capitalized as part of the carrying value of the long-lived asset. If the liability is settled for an amount other than the recorded balance, we recognize either a gain or loss at settlement.

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

Employee Savings Plan—Most of our full-time salaried and hourly employees may participate in defined contribution savings plans. Employees who are covered by collective bargaining agreements may also participate in a savings plan according to the terms of their bargaining agreements. Employees, as well as NewMarket, contribute to the plans. We made contributions of $3 million in 2006 and $2 million in both 2005 and 2004 related to these plans.

Research, Development, and Testing Expenses—NewMarket expenses all research, development, and testing costs as incurred. Of the total research, development, and testing expenses, those related to new products and processes were $37 million in 2006, $34 million in 2005, and $33 million in 2004.

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

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

Stock-Based Compensation—On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), using the modified prospective application. SFAS 123R requires that the cost from share-based payment transactions be recognized in the financial statements and be determined using a fair-value-based measurement method. We use an option-pricing model similar to Black-Scholes to estimate the fair-value of options. This standard primarily applies to all awards granted or modified after January 1, 2006, as well as to non-vested awards.

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

See Note 15 of the Notes to Consolidated Financial Statements for further information on our stock-based compensation plan. The following table illustrates the effect on net income and earnings per share as if we had applied the fair-value method of accounting for the stock-based compensation plan for the years ended December 31, 2005 and December 31, 2004.

	Years Ended December 31
	2005	2004
Net income, as reported	$42,381	$33,058
Less: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(23)	(123)

Pro forma net income	$42,358	$32,935

Earnings per share:
Basic, as reported	$2.49	$1.95

Basic, pro forma	$2.49	$1.95

Diluted, as reported	$2.45	$1.92

Diluted, pro forma	$2.45	$1.92

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

In addition, our financial results can be influenced by certain risk factors. Some of our significant concentrations of risk include the following:

•	Reliance on a small number of significant customers;

•	Customers concentrated in the fuel and lubricant industries;

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

•	Production of several of our products solely at one facility; and

•	Political, social, economic, and regulatory factors associated with various regions around the world.

2.    Earnings Per Share

Basic and diluted earnings per share are calculated as follows:

	Years Ended December 31
	2006	2005	2004
Basic earnings per share
Numerator:
Net income, as reported	$57,522	$42,381	$33,058

Denominator:
Weighted-average number of shares of common stock outstanding	17,223	17,028	16,916

Basic earnings per share	$3.34	$2.49	$1.95

Diluted earnings per share
Numerator:
Net Income, as reported	$57,522	$42,381	$33,058

Denominator:
Weighted-average number of shares of common stock outstanding	17,223	17,028	16,916
Shares issuable upon exercise of stock options	184	292	283

Total shares	17,407	17,320	17,199

Diluted earnings per share	$3.30	$2.45	$1.92

Options are not included in the computation of diluted earnings per share when the option exercise price exceeds the average market price of the underlying common share, as the impact on earnings per share would be anti-dilutive. During 2006, 2005, and 2004, we had outstanding options to purchase 50,000 shares of common stock at an exercise price of $44.375 per share. At December 31, 2006, these options were no longer outstanding as the related stock appreciation rights were exercised in November 2006. Due to the anti-dilutive effect, during 2005 and 2004, these options were not included in the computation of diluted earnings per share as the exercise prices exceeded the average market price of the underlying share of NewMarket common stock. These options were included in diluted earnings per share beginning in the second quarter 2006 when they were no longer anti-dilutive.

3.    TEL Marketing Agreements Services

On October 1, 1998, Ethyl entered into marketing agreements with Innospec to market and sell TEL in all world areas except for North America and the European Economic Area (Innospec marketing agreements). Sales made under the Innospec marketing agreements are in the name of Innospec. We provided certain bulk distribution, marketing, and other services related to sales made under these agreements. Innospec produces the TEL marketed under this arrangement and also provides marketing and other services.

Effective January 1, 2000, Ethyl’s Swiss subsidiaries entered into TEL marketing agreements with Alcor Chemie AG and Alcor Chemie Vertriebs AG, a subsidiary of Innospec (collectively, Alcor), to market and sell TEL outside North America and the European Economic Area (Alcor marketing agreements). Innospec

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

purchased Alcor, another TEL producer, in the fall of 1999. These agreements are similar to the Innospec marketing agreements. On April 19, 2000, Ethyl’s Swiss subsidiaries made a payment of $39 million to Alcor as a prepayment for services provided under the terms of the Alcor marketing agreements. This payment was funded under our then-existing loan agreements.

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

The payments related to the amended Alcor marketing agreements are being amortized over the life of the agreements using a declining balance method which is designed to be in proportion to future cash flows and services from the Alcor marketing agreements as a result of declining volumes. During 2005, Innospec advised us that one of the major TEL customers under our marketing agreements had discontinued the use of TEL earlier than we had previously expected. Because of this development, we evaluated the prepayment for TEL marketing agreement services for impairment and concluded the unamortized value reflected in our consolidated financial statements is not impaired. We adjusted the rate of amortization for these prepayments from a 20% declining balance method to a 30% declining balance method. In addition, based on revised projections of product shipments and product life expectancy, the amortization period is expected to run through 2009. Total amortization related to the TEL marketing agreements is currently projected to be:

• 2007	$3.7 million

• 2008	$2.6 million

• 2009	$1.8 million

The unamortized portion of the payments totaled $8 million at year-end 2006 and $13 million at year-end 2005 and is included in the accompanying consolidated balance sheets. Related amortization expense was approximately $5 million in 2006, $7 million in 2005, and $8 million in 2004.

Under the Innospec and amended Alcor marketing agreements, 32% of the net proceeds are paid to Ethyl for services provided by Ethyl. The proceeds, net of amortization, earned by Ethyl under all of these marketing agreements are reflected in the Consolidated Statements of Income under “Operating profit from TEL marketing agreements services.”

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

Summary financial information related to the marketing agreements is presented below. The territory sales shown in the table below are not recorded as sales in our Consolidated Statements of Income. The benefit of the territory sales is reflected in the “Operating profit from TEL marketing agreements services” caption on our Consolidated Statements of Income.

	Years Ended December 31
	2006	2005	2004
Territory sales	$96,004	$197,646	$251,937
Contractual cost of sales	41,908	88,798	108,803

	54,096	108,848	143,134
Selling, general, and administrative expenses	12,196	14,169	15,632

Net proceeds for services	$41,900	$94,679	$127,502

Ethyl’s share	$13,408	$30,297	$40,801
Amortization expense and adjustments	5,227	7,143	7,575

Operating profit from TEL marketing agreements services	$8,181	$23,154	$33,226

Ethyl owed Innospec and Alcor approximately $8 million at December 31, 2006 for our share of net proceeds for services and unreimbursed costs as provided by the marketing agreements; whereas, Innospec and Alcor owed Ethyl approximately $3 million at December 31, 2005 for our share of net proceeds for services and unreimbursed costs, as provided by the marketing agreements. We received cash from these marketing agreements of $21 million in 2006, $32 million in 2005, and $35 million in 2004.

We record reimbursement of expenses as a reduction of the related expenses. Expense reimbursements received from Innospec and Alcor under the marketing agreements totaled $600 thousand in 2006, $4 million in 2005, and $5 million in 2004. These reimbursements were for certain bulk distribution, marketing, and other services we provided under the agreements.

Under the marketing agreements, we are required to provide approximately one-third of the cost of product sold to customers in the territory from our TEL inventory or post an equivalent dollar value deposit with Innospec. The approximate requirement is $12 million at year-end 2006 and $13 million at year-end 2005. We now cover this requirement of the marketing agreements through the value of a working capital advance to Innospec. This advance is being repaid to Ethyl as the requirement decreases and will be repaid in full at the end of the marketing agreements. These amounts have been recorded in other assets and deferred charges on the consolidated balance sheets. See Note 9 of the Notes to Consolidated Financial Statements.

In 2006, Ethyl received three requests for arbitration filed by three subsidiaries of Innospec. The Innospec requests were filed on October 2, 2006, pursuant to the rules of the London Court of International Arbitration and allegedly pursuant to these long-standing marketing and supply agreements between Ethyl or its subsidiaries and subsidiaries of Innospec for the sale of TEL outside of the United States. Innospec is claiming the right to terminate the agreements and is seeking damages. Although these marketing and supply agreements relate only to TEL, Innospec contends that the agreements impose certain duties that were breached by the sales and marketing of MMT in Iraq and South Africa by affiliates of Ethyl. Ethyl will vigorously defend the cases and believes it will ultimately prevail in these arbitrations. Therefore, no accrual has been recorded.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

4.    Supplemental Cash Flow Information

	Years Ended December 31
	2006	2005	2004
Cash paid during the year for
Interest and financing expenses (net of capitalization)	$15,406	$15,118	$15,826
Income taxes	26,123	10,392	13,443

5.    Cash and Cash Equivalents

	December 31
	2006	2005
Cash and time deposits	$39,742	$28,943
Short-term securities	20,558	27,470

	$60,300	$56,413

The maturity of time deposits is less than 90 days. Our short-term securities are generally government obligations and commercial paper, which mature in less than 90 days. We state these securities at cost and record accrued income on these securities in other accounts receivables. Throughout the year, we have cash balances in excess of federally insured amounts on deposit with various financial institutions.

We also had restricted cash of $200 thousand at December 31, 2006 and $1.4 million at December 31, 2005. In addition, at December 31, 2006, we had restricted funds of $1.0 million recorded as a long-term asset in other assets and deferred charges. Of these total restricted cash and funds, $700 thousand at December 31, 2006 and $900 thousand at December 31, 2005 was cash received from Metropolitan Life Insurance Company (Metropolitan) during 2005 and 2003. The funds from Metropolitan are used to reduce the employee portion of retiree health benefit costs. The remaining $500 thousand of restricted cash and funds at both December 31, 2006 and December 31, 2005, represents funds related to the issuance of a European bank guarantee.

At both December 31, 2006 and December 31, 2005, we had a book overdraft for some of our disbursement cash accounts. A book overdraft represents disbursements that have not cleared the bank accounts at the end of the reporting period. We transfer cash on an as-needed basis to fund these items as the items clear the bank in subsequent periods.

6.    Trade and Other Accounts Receivable, Net

	December 31
	2006	2005
Trade receivables	$176,004	$168,168
Income tax receivables	10,551	6,162
Environmental insurance settlement receivable	—	4,283
Other	12,523	11,892
Allowance for doubtful accounts	(835)	(1,045)

	$198,243	$189,460

Bad debt expense was $44 thousand in 2006 and $1.4 million in 2004. We had no bad debt expense in 2005. The allowance for doubtful accounts amounted to $1 million at December 31, 2004. The change in the allowance for doubtful accounts between 2004 and 2005, as well as between 2005 and 2006 reflects allowances for disputed invoiced prices and quantities.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

7.    Inventories

	December 31
	2006	2005
Finished goods and work-in-process	$150,468	$121,493
Raw materials	28,002	22,440
Stores, supplies, and other	7,111	8,066

	$185,581	$151,999

The reserve for obsolete and slow moving inventory amounted to $2 million at both December 31, 2006 and December 31, 2005. These amounts are included in the table above.

Our foreign inventories amounted to $109 million at year-end 2006 and $93 million at year-end 2005.

Our inventories which are stated on the LIFO basis amounted to $71 million at year-end 2006, which was below replacement cost by approximately $37 million. At year-end 2005, LIFO basis inventories were $55 million, about $31 million below replacement cost.

During 2006, TEL inventory quantities were reduced resulting in a liquidation of LIFO layers. The effect of this liquidation increased net income by $100 thousand. During 2005, the petroleum additives inventory quantities were reduced resulting in a liquidation of LIFO layers. The effect of this liquidation increased net income by $400 thousand. During 2004, TEL inventory quantities were reduced resulting in a liquidation of LIFO layers. The effect of this liquidation increased net income by $200 thousand.

8.    Property, Plant, and Equipment

	December 31
	2006	2005
Land	$32,574	$32,303
Land improvements	27,310	31,145
Buildings	90,266	90,414
Machinery and equipment	587,761	596,480
Capitalized interest	3,473	7,208
Construction in progress	9,971	7,395

	$751,355	$764,945

We depreciate the cost of property, plant, and equipment generally by the straight-line method and primarily over the following useful lives:

Land improvements	5-30 years
Buildings	10-40 years
Machinery and equipment	3-15 years

Interest capitalized was $200 thousand in 2006, $100 thousand in 2005, and $200 thousand in 2004. Capitalized interest is amortized generally over the same lives as the asset to which it relates. Depreciation expense was $20 million in 2006, $22 million in 2005, and $27 million in 2004. Amortization of capitalized interest, which is included in depreciation expense, was $300 thousand in 2006, $1.1 million in 2005 and $1.5 million in 2004.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

9.    Other Assets and Deferred Charges

	December 31
	2006	2005
TEL prepayment for services, net of amortization	$8,160	$13,484
TEL working capital advance to Innospec	11,983	12,939
Deferred financing costs, net of amortization	6,341	7,151
Other	12,354	10,906

	$38,838	$44,480

The accumulated amortization on the TEL prepayment for services was $56 million at December 31, 2006 and $51 million at December 31, 2005.

The accumulated amortization on the deferred financing fees relating to our 7.125% senior notes and senior credit facility was $3 million at December 31, 2006. During 2006, we purchased $149.75 million of the $150 million aggregate principal amount of our 8.875% senior notes and wrote off unamortized deferred financing costs of $3 million. We also issued $150 million aggregate principal amount of our 7.125% senior notes and paid deferred financing costs of $3 million in 2006. Also during 2006, we incurred additional deferred financing costs of $600 thousand related to the amendment and restatement of the credit agreement governing our senior credit facility. In addition to the write-off of unamortized deferred financing cost related to the 8.875% senior notes, we amortized a total of $2 million for deferred financing costs during 2006. The accumulated amortization on deferred financing costs at December 31, 2005 was $4 million. See Note 12 of the Notes to Consolidated Financial Statements for further information on our long-term debt.

10.    Intangibles, Net of Amortization

	December 31
	2006		2005
	Identifiable Intangibles
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Formulas	$85,910	$44,430	$85,910	$39,905
Contracts	10,376	148	40,873	40,873

	$96,286	$44,578	$126,783	$80,778

Nonamortizing intangible assets
Minimum pension liabilities	$—		$3,869

Aggregate amortization expense		$4,673		$5,364

The decrease in the identifiable intangibles balances between December 31, 2005 and December 31, 2006 reflects approximately $41 million of the contracts becoming fully amortized. Contracts with a value of approximately $10 million were acquired during 2006. We paid approximately $4 million for the acquisition of these intangibles during 2006 and recorded the remaining amount payable under the contracts as a liability at December 31, 2006. The fair value of intangible assets is estimated based upon management’s assessment, as well as independent third-party appraisals, in some cases. All of the intangibles relate to the petroleum additives segment.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

Estimated amortization expense for the next five years is expected to be:

• 2007	$6,152

• 2008	$6,152

• 2009	$6,152

• 2010	$6,152

• 2011	$6,079

We amortize the cost of intangible assets by the straight-line method, over their economic lives. We generally amortize contracts over five to ten years. We generally amortize formulas over 20 years.

During 2003, we were notified by DSM Copolymer, Inc., our supplier of olefin copolymer viscosity index improvers, of its intent to terminate a supply contract with us in mid-2005. The contract was initially scheduled to terminate in 2012. We adjusted the amortization period of the intangible asset associated with this contract to coincide with the 2005 termination date.

11.    Accrued Expenses

	December 31
	2006	2005
Employee benefits, payroll, and related taxes	$19,143	$15,203
Customer rebates	13,246	14,652
Environmental remediation	1,044	3,045
Environmental dismantling	980	4,250
Other	25,279	21,697

	$59,692	$58,847

Environmental remediation and environmental dismantling include asset retirement obligations.

12.    Long-Term Debt

	December 31
	2006	2005
Senior notes—7.125% due 2016	$150,000	$—
Senior notes—8.875% due 2010	250	150,000
Capital lease obligations	3,189	3,829

	153,439	153,829
Current maturities	(691)	(640)

	$152,748	$153,189

Senior Notes—On November 21, 2006, we commenced a cash tender offer for any and all $150 million aggregate principal amount of our then outstanding 8.875% senior notes due 2010. Upon the expiration of the tender offer on December 21, 2006, we accepted for purchase and purchased $149.75 million aggregate principal amount of our 8.875% senior notes. As a result of this transaction, we recognized a loss of $11 million on the early extinguishment of debt. The loss included the write-off of $2.6 million in unamortized deferred financing

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

costs and cash paid of $8.6 million related to the premium and other costs of the purchase. We redeemed the remaining outstanding $250 thousand aggregate principal amount of our 8.875% senior notes on February 7, 2007.

On December 12, 2006, we issued $150 million aggregate principal amount of our 7.125% senior notes due 2016. The purchase of our 8.875% senior notes in the tender offer was financed with net proceeds from the issuance of the 7.125% senior notes, as well as cash on hand.

The 7.125% senior notes are our senior unsecured obligations and are jointly and severally guaranteed on an unsecured basis by all of our existing and future wholly-owned domestic restricted subsidiaries. We incurred financing costs of approximately $3 million related to the 7.125% senior notes, which are being amortized over ten years.

The 7.125% senior notes and the subsidiary guarantees rank:

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

The indenture governing the 7.125% senior notes contains covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to:

•	incur additional indebtedness;

•	create liens;

•	pay dividends or repurchase capital stock;

•	make certain investments;

•	sell assets or consolidate or merge with or into other companies; and

•	engage in transactions with affiliates.

We were in compliance with the covenants in the indenture governing the 7.125% senior notes as of December 31, 2006 and those in the indenture governing the 8.875% senior notes as of December 31, 2006.

Senior Credit Facility—On December 21, 2006, we entered into a Second Amended and Restated Credit Agreement. This credit agreement amended and restated the credit agreement that we entered into on June 18, 2004.

The credit agreement includes a $100 million revolving senior credit facility. We have an option to increase the senior credit facility commitment by an amount not to exceed $50 million, subject to the satisfaction of certain terms and conditions. We incurred additional financing costs of approximately $600 thousand, which resulted in total unamortized deferred financing costs of approximately $3 million related to the senior credit facility. These costs are being amortized over five years.

The $100 million senior credit facility is for working capital and other general corporate purposes for NewMarket and our subsidiaries and includes a $50 million sub-facility for letters of credit. Borrowings bear interest, at our election, at either a base rate plus a margin (25 basis points as of December 31, 2006) or LIBOR plus a margin (125 basis points as of December 31, 2006). The revolving credit facility matures on December 21,

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

2011. There were no borrowings outstanding at December 31, 2006 under the senior credit facility. At December 31, 2006, we had outstanding letters of credit of $3.5 million, resulting in the unused portion of the senior credit facility amounting to $96.5 million.

The senior credit facility is secured by liens on a significant portion of our U.S. assets. In addition, the senior credit facility is guaranteed by our U.S. subsidiaries.

The credit agreement contains covenants, representations, and events of default that management considers typical of a credit agreement of this nature. The financial covenants include:

•	minimum consolidated net worth;

•	a minimum fixed charge coverage ratio;

•	a maximum leverage ratio; and

•	restrictions on the payment of dividends or repurchases of capital stock.

We were in compliance with these covenants at December 31, 2006.

We did not borrow during 2006 under our senior credit facility. The weighted-average interest rate on the borrowings under our senior credit facility contained in our previous credit agreement was 5.32% in 2005 and 4.77% in 2004. All of our debt under the senior credit facility contained in our previous credit agreement was at variable rates.

Other Borrowings—We record our capital lease obligations at the fair market value of the related asset at the inception of the lease. Capital lease obligations, including interest, will be approximately $900 thousand each year for the next four years and approximately $100 thousand in the fifth year. The future minimum lease payments in excess of the capital lease obligation are included in the noncancelable future lease payments discussed in Note 17 of the Notes to Consolidated Financial Statements.

Principal debt payments for the next five years are scheduled as follows:

• 2007	$ 0.9 million

• 2008	$ 0.7 million

• 2009	$ 0.8 million

• 2010	$ 0.8 million

• 2011	$ 0.1 million

• After 2011	$ 150.0 million

13.    Other Noncurrent Liabilities

	December 31
	2006	2005
Employee benefits	$92,368	$80,261
Environmental remediation	18,327	19,832
Environmental dismantling	2,041	2,722
Asbestos litigation reserve	10,232	8,181
Other	7,492	4,500

	$130,460	$115,496

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

Environmental remediation and environmental dismantling include our asset retirement obligations.

14.    Asset Retirement Obligations

Our asset retirement obligations are related primarily to TEL operations. The following table illustrates the 2006 and 2005 activity associated with our asset retirement obligations.

	Years Ended December 31
	2006	2005
Asset retirement obligation, beginning of year	$10,386	$10,268
Accretion expense	690	761
Liabilities incurred	—	675
Liabilities settled	(5,269)	(3,736)
Changes in expected cash flows and timing	(654)	2,292
Foreign currency impact	115	126

Asset retirement obligation, end of year	$5,268	$10,386

15.     Stock-Based Compensation

On May 27, 2004, at the Ethyl annual meeting, Ethyl shareholders approved the 2004 Incentive Compensation and Stock Plan (the Plan). In connection with the holding company formation, NewMarket assumed all of Ethyl’s rights, liabilities, and obligations under the Plan. Any employee of our company or an affiliate or a person who is a member of our board of directors or the board of directors of an affiliate is eligible to participate in the Plan if the Bonus, Salary and Stock Option Committee of our Board of Directors (the Administrator), in its sole discretion, determines that such person has contributed significantly or can be expected to contribute significantly to the profits or growth of our company or its affiliates (each, a participant). Under the terms of the Plan, we may grant participants stock awards, incentive awards, or options (which may be either incentive stock options or nonqualified stock options), or stock appreciation rights (SARs), which may be granted with a related option. Stock options entitle the participant to purchase a specified number of shares of our common stock at a price that is fixed by the Administrator at the time the option is granted; provided, however, that the price cannot be less than the shares’ fair market value on the date of grant. The maximum period in which an option may be exercised is fixed by the Administrator at the time the option is granted but, in the case of an incentive stock option, cannot exceed ten years.

The maximum aggregate number of shares of our common stock that may be issued under the Plan is 1,500,000. No shares have yet been issued under the Plan resulting in 1,500,000 shares being available for grant at December 31, 2006. No participant may be granted or awarded in any calendar year options or SARs covering more than 200,000 shares of our common stock in the aggregate. For purposes of this limitation and the individual limitation on the grant of options, an option and corresponding SAR are treated as a single award.

Some previously granted options became exercisable when the market price of our common stock reached specified levels or when our earnings meet designated objectives. Other options became exercisable over a stated period of time. These previously granted outstanding options were awarded under Ethyl’s 1982 Stock Option Plan, which terminated in March 2004, and pursuant to which no further options may be granted.

At December 31, 2006, we had outstanding 132,500 options to purchase shares of our common stock at an exercise price of $4.35 per share. None of these options include an associated SAR. These options are fully vested and exercisable at December 31, 2006. All but 20,000 of the $4.35 options will expire on September 28, 2011. The remaining 20,000 options will expire on October 10, 2012.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

A summary of activity during 2006 in NewMarket’s stock option plan is presented below in whole shares:

	Whole Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2006	379,200	$9.63
Exercised	(196,700)	4.35		$7,843

Surrendered upon exercise of SARs	(50,000)	44.375		$992

Outstanding at December 31, 2006	132,500	$4.35	4.90	$7,248

Exercisable at December 31, 2006	132,500	$4.35	4.90	$7,248

We have neither granted nor modified any awards in 2006, 2005, or 2004. The total intrinsic value of options exercised was $8 million for 2006, $1 million for 2005, and $3 million for 2004.

We recorded compensation costs of approximately $1 million during 2006 related to our $44.375 stock options. All of the 50,000 options outstanding to purchase shares of our common stock at $44.375 became exercisable and fully vested on November 13, 2006. Upon vesting, the fair value of these options to purchase 50,000 shares of our common stock was $1 million. At December 31, 2006, these options were no longer outstanding as the related SARs were exercised in November 2006. We paid approximately $100 thousand during 2006 for the exercise of related SARs. We recognized a tax benefit on the $4.35 options of $1.5 million for 2006. At December 31, 2006, there was no unrecognized compensation cost.

Prior to January 1, 2006, we used the intrinsic value method to account for our stock option plan. Accordingly, we recognized no compensation cost in 2005 or 2004. See “Stock-Based Compensation” of Note 1 of the Notes to Consolidated Financial Statements for pro forma net income and earnings per share as if we had applied the fair-value method of accounting.

16.    Financial Instruments

Fair Value—We determine the fair value of our outstanding financial instruments as follows:

Cash and Cash Equivalents—The carrying value approximates fair value.

Restricted Cash—The carrying value approximates fair value.

Investments in Marketable Securities—The carrying value approximates the fair value. See Note 23 of the Notes to Consolidated Financial Statements.

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

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

The estimated fair values of our financial instruments are:

	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$60,300	$60,300	$56,413	$56,413
Restricted cash	$240	$240	$1,419	$1,419
Investments in marketable securities	$—	$—	$136	$136
Long-term debt, including current maturities	$(153,439)	$(153,439)	$(153,829)	$(151,882)
Foreign currency forward contracts liability	$(207)	$(207)	$—	$—

Derivatives—As part of our strategy to minimize the fluctuation of accounts receivable denominated in foreign currencies, we sometimes use foreign currency forward contracts.

During 2006, NewMarket entered into $15 million of Euro-denominated forward contracts to minimize currency exposure from expected cash flows from foreign operations. Some of the contracts matured in 2006. The remaining contracts mature in 2007.

During 2004, we entered into derivative instruments with maturity dates throughout 2005 to hedge the foreign currency exposure of approximately $26 million of Euro-denominated intercompany sales in 2005.

Both the 2006 and 2004 derivative instruments were cash flow hedges and were highly effective since a foreign currency rate change that impacts the value of the forward contract was offset by a corresponding change in the value of the hedged Euro-denominated transaction.

NewMarket had Euro-denominated foreign currency forward contracts outstanding of $6 million at December 31, 2006 and recorded unrealized losses of $129 thousand, net of tax, in accumulated other comprehensive loss on these forward contracts. There were no forward contracts outstanding at December 31, 2005.

During 2006, we recognized a $60 thousand loss on the 2006 contracts at the maturity dates. During 2005, we recognized a $1 million gain on the 2004 contracts as these contracts matured in 2005. A corresponding change in the U.S. Dollar value of the Euro-denominated transaction offset the loss in 2006 and the gain in 2005. NewMarket includes foreign currency transaction gains and losses in cost of sales.

17.    Contractual Commitments and Contingencies

Contractual Commitments—NewMarket has operating lease agreements primarily for office space, transportation equipment, and storage facilities. Rental expense was $18 million in both 2006 and 2005, and $20 million in 2004.

Future lease payments for all noncancelable operating leases as of December 31, 2006 are:

• 2007	$ 9 million

• 2008	$ 7 million

• 2009	$ 6 million

• 2010	$ 4 million

• 2011	$ 3 million

• After 2011	$ 13 million

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

Future minimum lease payments in excess of the capital lease debt obligation as of December 31, 2006 amount to approximately $1 million for each year through 2010 and $200 thousand in 2011. We have contractual obligations for the construction of assets, as well as purchases of property and equipment of approximately $3 million at December 31, 2006.

Under the TEL marketing agreements, we are required to provide approximately one-third of the cost of product sold to customers in the territory from our TEL inventory or post an equivalent dollar value deposit with Innospec. The approximate requirement is $12 million at year-end 2006 and $13 million at year-end 2005. We now cover this requirement of the marketing agreements through the value of a working capital advance due from Innospec. This advance is being repaid to Ethyl as the requirement decreases and will be paid in full at the end of the agreements. These amounts have been recorded in other assets and deferred charges. See Note 9 of the Notes to Consolidated Financial Statements.

Litigation—We are involved in legal proceedings that are incidental to our business and include administrative or judicial actions seeking remediation under environmental laws, such as Superfund. Some of these legal proceedings relate to environmental matters and involve governmental authorities. For further information see “Environmental” below.

While it is not possible to predict or determine with certainty the outcome of any legal proceeding, we believe the outcome of any of these proceedings, or all of them combined, will not result in a material adverse effect on our consolidated financial condition or results of operations.

Innospec Inc.

On August 16, 2006, Ethyl filed a request for arbitration against a subsidiary of Innospec. This arbitration is related to a long-standing supply agreement that requires the Innospec subsidiary to supply Ethyl with TEL for resale by Ethyl in the United States (the U.S. Supply Agreement). The request was filed pursuant to the rules of the London Court of International Arbitration. Ethyl filed this request because it believes that Innospec has violated the U.S. Supply Agreement by attempting to increase the price it charges Ethyl for TEL in the United States in a manner not in accordance with the contract. As such, we have not recorded an accrual of these costs. The difference in prices that Innospec is claiming is approximately $1.7 million for product supplied through September 30, 2006 and would amount to approximately an additional $1 million if the same factors were applied to TEL supplied in the fourth quarter 2006. We have placed $1.7 million for product supplied through September 30, 2006 in an escrow account pending resolution of the arbitration. We are confident in our position and believe we will prevail. Regardless of the outcome, we do not believe the TEL dispute will have a material effect on our financial condition, results of operations, or cash flows. However, with TEL segment operating profit at such a low level, a relatively small increase in cost may be material to TEL segment results.

After the commencement of the above arbitration, Ethyl received three requests for arbitration filed by three subsidiaries of Innospec. The Innospec requests were filed on October 2, 2006, pursuant to the rules of the London Court of International Arbitration and allegedly pursuant to long-standing marketing and supply agreements between Ethyl or its subsidiaries and subsidiaries of Innospec for the sale of TEL outside of the United States. Innospec is claiming the right to terminate the agreements and is seeking damages. Although these marketing and supply agreements relate only to TEL, Innospec contends that the agreements impose certain duties that were breached by the sales and marketing of MMT in Iraq and South Africa by affiliates of Ethyl. Ethyl will vigorously defend the cases and believes it will ultimately prevail in these arbitrations. Therefore, no accrual has been recorded.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

Infineum International Ltd. and Infineum USA L.P.

In December 2005, Afton was sued by a competitor, Infineum International Ltd. and Infineum USA L.P., (Infineum) in federal court in Delaware. The suit alleged patent infringement of one patent in connection with some lubricant additive packages. Infineum and Afton have entered into an agreement to resolve Infineum’s claims against Afton’s products and to effect settlement of the patent infringement suit. The lawsuit has been dismissed.

TEL

Legal proceedings include certain product liability cases. The only product liability cases of potential consequence in which we are involved are TEL-related. In one case, Ethyl was served as a defendant in a case filed in the Circuit Court for Baltimore City, Maryland, in September 1999. The plaintiff in Smith, et al. v. Lead Industries Association, Inc., et al., alleged personal injuries for seven children from lead exposure arising from lead paint and dust from tailpipe emissions due to leaded gasoline. The court dismissed Ethyl and some other defendants from the case in February 2002 and granted summary judgment to other defendants in November 2002. However, a series of appellate and trial court decisions have the effect that an appeal remains pending against other defendants. It is our current belief that these proceedings will not have a material impact on our consolidated financial condition or results of operations.

Asbestos

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

During 2005, we entered into an agreement with Travelers resolving certain long-standing issues regarding our coverage for certain premises asbestos claims. In addition, our agreement with Travelers provides a procedure for allocating defense and indemnity costs with respect to certain future premises asbestos claims. The lawsuit we had previously filed against Travelers in the Southern District of Texas was dismissed.

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

Based on the above assumptions, we have provided an undiscounted liability related to premises asbestos claims of $12 million at year-end 2006 and $10 million at year-end 2005. The liabilities related to asbestos claims are included in accrued expenses (current portion) and other noncurrent liabilities on the balance sheet. Certain of these costs are recovered through our insurance coverage and agreement with Albemarle. The receivable for these recoveries related to premises asbestos liabilities was $9 million at December 31, 2006 and $8 million at December 31, 2005. These receivables are included in trade and other accounts receivable for the current portion. The noncurrent portion is included in other assets and deferred charges.

Environmental—During 2000, the EPA named us as a PRP under Superfund law for the clean-up of soil and groundwater contamination at the Sauget Area 2 Site in Sauget, Illinois. Without admitting any fact, responsibility, fault, or liability in connection with this site, we are participating with other PRPs in site investigations and feasibility studies.

The Sauget Area 2 Site PRPs submitted a Remedial Investigation and Feasibility Study (RI/FS) to the EPA in early 2004. We have accrued our estimated proportional share of the expenses for the RI/FS. We also accrued our best estimate of our proportional share of the remediation liability proposed in that submission. The EPA did not accept the RI/FS. Through a series of submissions and meetings, the scope of the RI/FS has changed so that it is now scheduled to be submitted to the EPA in late 2007. The RI/FS work is ongoing and we believe it is not at a stage where any further conclusion can be drawn as to the remediation liability we may incur. We do not believe there is any additional information available as a basis for revision of the liability that we have established. The amount accrued for this site is not material.

At a former TEL plant site located in the state of Louisiana, we have substantially completed environmental remediation and will be monitoring the site for an extended period. The accrual for this site was $9 million at both year-end 2006 and year-end 2005. We based these amounts on the best estimate of future costs discounted at approximately 3% in both 2006 and 2005. We incorporated an inflation factor in determining the discount rate. The remaining environmental liabilities are not discounted. At a plant site in Houston, Texas, we have an accrual of $7 million for environmental remediation, dismantling, and decontamination at December 31, 2006 and $8 million at December 31, 2005. Included in this amount is $3 million at both year-end 2006 and year-end 2005 for site remediation.

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

At December 31, our total accruals for environmental remediation were $19 million for 2006 and $23 million for 2005. In addition to the accruals for environmental remediation, we also have accruals for dismantling

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

and decommissioning costs of $3 million at December 31, 2006 and $7 million at December 31, 2005. The decrease in these amounts between 2006 and 2005 primarily reflects the dismantling of our TEL facility in Canada.

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

NewMarket spent $16 million in 2006, $13 million in 2005, and $14 million in 2004 for ongoing environmental operating and clean-up costs, excluding depreciation of previously capitalized expenditures. On capital expenditures for pollution prevention and safety projects, we spent $6 million in 2006, $5 million in 2005, and $4 million in 2004.

18.    Pension Plans and Other Postretirement Benefits

NewMarket adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS No. 158) as of December 31, 2006. This standard requires an employer that is a business entity that sponsors one or more single employer benefit plans to (a) recognize the funded status (defined as the difference between the fair value of plan assets and the benefit obligation) of a benefit plan in the statement of financial position; (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost; (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year end; and (d) disclose in the notes to the financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation.

Information presented below for 2006 has been conformed to the disclosure provisions of SFAS No. 158. In accordance with SFAS No. 158, the disclosures for 2005 and 2004 have not been modified from those previously reported.

NewMarket uses a December 31 measurement date for all of our plans.

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

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

Pension and postretirement benefit costs are shown below.

	Years Ended December 31
	Pension Benefits			Postretirement Benefits
	2006	2005	2004	2006	2005	2004
Net periodic benefit cost
Service cost	$4,946	$5,277	$4,842	$1,524	$1,453	$1,259
Interest cost	6,177	5,998	5,561	3,891	3,817	3,808
Expected return on plan assets	(6,183)	(5,922)	(5,639)	(1,882)	(1,907)	(1,904)
Amortization of prior service cost	288	690	758	(21)	(21)	(29)
Amortization of net loss	2,324	2,011	1,499	—	—	—

Net periodic benefit cost	$7,552	$8,054	$7,021	$3,512	$3,342	$3,134

The estimated net loss which will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2007 is expected to be $2 million for pension plans. The estimated prior service cost which will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2007 is expected to be $30 thousand for pension plans and $20 thousand for postretirement benefit plans.

Changes in the plans’ benefit obligations and assets, as well as a reconciliation of the funded status at December 31, 2005, follow. The plan amendments of $5 million in 2006 reflect the amendment to our domestic salaried pension plan. The amendment changes the factors for determining early retirement benefits so that the early retirement benefit payable at all ages is actuarially equivalent to the normal retirement benefit payable at age 65. Previously, the early retirement factors resulted in a more favorable retirement benefit at ages prior to 65. The amendment was effective August 1, 2006.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

	Years Ended December 31
	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005
Change in benefit obligation
Benefit obligation at beginning of year	$115,634	$104,851	$72,314	$67,101
Service cost	4,946	5,277	1,524	1,453
Interest cost	6,177	5,998	3,891	3,817
Plan amendments	(5,072)	—	—	87
Actuarial net (gain) loss	(6,789)	4,083	(2,740)	4,094
Benefits paid	(4,436)	(4,575)	(4,047)	(4,238)

Benefit obligation at end of year	$110,460	$115,634	$70,942	$72,314

Change in plan assets
Fair value of plan assets at beginning of year	$64,366	$58,786	$28,079	$28,436
Actual return on plan assets	9,150	1,454	1,780	1,567
Employer contributions	7,522	8,701	2,278	2,314
Benefits paid	(4,436)	(4,575)	(4,047)	(4,238)

Fair value of plan assets at end of year	$76,602	$64,366	$28,090	$28,079

Funded status	$(33,858)	$(51,268)	$(42,852)	$(44,235)

Amounts recognized in the consolidated balance sheet at December 31, 2006
Current liabilities	$(2,512)		$(2,341)
Noncurrent liabilities	(31,346)		(40,511)

	$(33,858)		$(42,852)

Amounts recognized in accumulated other comprehensive loss at December 31, 2006
Net actuarial loss	$37,152		$3,218
Prior service cost	(1,703)		43

	$35,449		$3,261

Reconciliation of funded status
Funded Status		$(51,268)		$(44,235)
Unrecognized net actuarial loss		49,233		5,857
Unrecognized prior service cost		3,657		22

Prepaid (accrued) benefit cost		$1,622		$(38,356)

Amounts recognized in the consolidated balance sheet at December 31, 2005
Prepaid benefit cost		$16,233		$—
Accrued benefit cost		(31,395)		(38,356)
Intangible asset		2,271		—
Accumulated other comprehensive loss		14,513		—

Net amount recognized		$1,622		$(38,356)

The change in the minimum pension liability included in other comprehensive loss was an increase of $5 million in 2005.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

The accumulated benefit obligation for all domestic defined benefit pension plans was $93 million at December 31, 2006 and $92 million at December 31, 2005.

The fair market value of the plan assets of our largest domestic pension plan (the salaried plan) exceeded its accumulated benefit obligation at both December 31, 2006 and December 31, 2005. The projected benefit obligation of the salaried plan exceeded the fair market value of assets for both years. The net liability position of this plan in 2006 is included in other noncurrent liabilities on the balance sheet. The net asset position of this plan in 2005 is included in prepaid pension cost on the balance sheet.

The accumulated benefit obligation and projected benefit obligation exceeded the fair market value of plan assets for all of the other domestic qualified plans, as well as the nonqualified plan at December 31, 2006 and December 31, 2005. The accrued benefit cost of these plans is included in other noncurrent liabilities on the balance sheet for both years and includes minimum pension liabilities of $17 million at year-end 2005. A portion of the accrued benefit cost for the nonqualified plan is included in current liabilities at December 31, 2006. As the nonqualified plan is unfunded, the amount reflected in current liabilities represents the expected benefit payments related to the nonqualified plan for 2007. Prior to the implementation of SFAS No. 158, the minimum pension liability included in noncurrent liabilities for 2006 was $13 million.

The following table shows information on domestic plans with the accumulated benefit obligation in excess of plan assets. The second table presents information on domestic plans with the projected benefit obligation in excess of plan assets.

	2006	2005
Plans with the accumulated benefit obligation in excess of the fair market value of plan assets
Projected benefit obligation	$49,929	$51,436
Accumulated benefit obligation	48,736	49,283
Fair market value of plan assets	22,507	18,445

	2006	2005
Plans with the projected benefit obligation in excess of the fair market value of plan assets
Projected benefit obligation	$110,460	$115,634
Fair market value of plan assets	76,602	64,366

While there were no assets held in the nonqualified plan by the trustee, we had maintained a rabbi trust for the retired beneficiaries of the nonqualified plan. The trust was terminated at the end of 2005. At December 31, 2005, assets in the rabbi trust were valued at $100 thousand. There were no assets in the rabbi trust at December 31, 2006. The assets of the rabbi trust are not included in any of the pension tables above. Since the termination of the rabbi trust, payments to retired beneficiaries of the nonqualified plan are being made with cash from operations.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

Assumptions—We used the following assumptions to calculate the results of our retirement plans:

	Pension Benefits			Postretirement Benefits
	2006	2005	2004	2006	2005	2004
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31
Discount rate	5.50%	5.75%	6.00%	5.50%	5.75%	6.00%
Expected long-term rate of return on plan assets	8.75%	9.00%	9.00%	7.00%	7.00%	7.00%
Rate of projected compensation increase	3.75%	4.00%	4.00%	—	—	—
Weighted-average assumptions used to determine benefit obligations at December 31
Discount rate	5.875%	5.50%	5.75%	5.875%	5.50%	5.75%
Rate of projected compensation increase	3.75%	3.75%	4.00%	—	—	—

We base the assumed expected long-term rate of return for plan assets on an analysis of our actual investments, including our asset allocation, as well as a stochastic analysis of expected returns. This analysis reflects the expected long-term rates of return for each significant asset class and economic indicator. As of January 1, 2007, the expected rates were 9.1% for U.S. large cap stocks, 6.3% for U.S. long-term corporate bonds, and 2.7% for inflation. The range of returns developed relies both on forecasts and on broad-market historical benchmarks for expected return, correlation, and volatility for each asset class. While our asset allocation is predominantly weighted towards equities, a review of our investments at the end of 2005 indicated a slightly lower expected long-term rate of return than we have had in years prior to 2006. Accordingly, we reduced the rate by 25 basis points to 8.75% for 2006. We expect to maintain an 8.75% rate for 2007.

We utilize the Citigroup Pension Discount Curve (discount curve) and Liability Index in developing the discount rate assumption. We apply the expected cash flows of the specific defined benefit retirement plan to the interest rates provided in the discount curve. The rate is developed based on the discount curve on the last day of December.

Assumed health care cost trend rates at December 31 are shown in the table below. The expected health care cost trend rate for 2006 was 8.5% which was the actual rate that was used to develop the postretirement medical expense.

	2006	2005
Health care cost trend rate assumed for next year	8.0%	8.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.5%	5.5%
Year that the rate reaches the ultimate trend rate	2012	2012

A one-percentage point change in the assumed health care cost trend rate would have the following effects.

	1% Increase	1% Decrease
Effect on accumulated postretirement benefit obligation as of December 31, 2006	$8,234	$(6,575)
Effect on net periodic postretirement benefit cost in 2006	906	(696)

Plan Assets—Pension plan assets are held and distributed by trusts and consist principally of common stock and investment-grade fixed income securities. Our target allocation is 90% to 97% in equities and 3% to 10% in

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

debt securities or cash. The pension plan weighted-average asset allocations at December 31, 2006 and December 31, 2005 by asset category follow.

	2006	2005
Asset Category
Equity securities	94%	93%
Debt securities	2%	6%
Cash	4%	1%

	100%	100%

The pension obligation is long-term in nature and the investment philosophy followed by the Pension Investment Committee is likewise long-term in its approach. The majority of the pension funds are invested in equity securities as historically, equity securities have outperformed debt securities and cash investments resulting in a higher investment return over the long-term. While in the short-term, equity securities may under-perform other investment classes, we are less concerned with short-term results and more concerned with long-term improvement. The pension funds are managed by three different investment companies who predominately invest in U.S. large cap stocks. Each investment company’s performance is reviewed quarterly. A small portion of the funds is in investments, such as cash or short-term bonds, which are less vulnerable to short-term market swings. This fund is used to provide the cash needed to meet our monthly obligations.

The equity securities do not include any NewMarket common stock for any year presented.

The assets of the postretirement benefit plan are invested completely in an insurance contract held by Metropolitan Life. No NewMarket common stock is included in these assets.

Cash Flows—For U.S. plans, NewMarket expects to contribute $7 million to the pension plans and $2 million to our other postretirement benefit plans in 2007. The expected benefit payments for the next ten years are as follows.

		Expected Postretirement Benefit Payments
	Expected Pension Benefit Payments	Before Expected Medicare Part D Benefit	Expected Medicare Part D Benefit
2007	$5,034	$5,164	$448
2008	5,363	5,125	455
2009	5,747	5,094	463
2010	6,175	5,050	470
2011	6,528	4,935	466
2012 through 2016	39,935	23,726	2,421

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

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

In addition to the foreign defined benefit pension plans, NewMarket also provides retirement benefits in Japan and Brazil which are not defined benefit plans. The total pension expense for these plans was $100 thousand for 2006, $200 thousand for 2005, and $100 thousand for 2004.

Our foreign subsidiary in Canada also sponsors a defined benefit postretirement plan. This postretirement plan provides certain health care benefits and life insurance to eligible retired employees. We pay the entire premium for these benefits. During 2005, an actuarial valuation was initially prepared for this plan in accordance with SFAS No. 106. This resulted in a transition obligation related to past years of $1.2 million, of which $700 thousand was recognized in 2005. The remaining transition obligation is being amortized over ten years.

Pension and postretirement benefit costs for the foreign defined benefit plans are shown below.

	Years Ended December 31
	Pension Benefits			Postretirement Benefits
	2006	2005	2004	2006	2005
Net periodic benefit cost
Service cost	$2,833	$2,081	$1,593	$17	$11
Interest cost	4,342	4,216	3,724	113	109
Expected return on plan assets	(3,958)	(3,311)	(2,999)	—	—
Amortization of prior service cost	131	316	312	—	—
Amortization of transition (asset) obligation	(35)	(47)	(42)	47	678
Amortization of net loss	1,512	1,508	1,064	73	45

Net periodic benefit cost	$4,825	$4,763	$3,652	$250	$843

The estimated net loss which will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2007 is expected to be $2 million for foreign pension plans and $60 thousand for foreign postretirement benefit plans. The estimated prior service cost which will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2007 is expected to be $70 thousand for foreign pension plans. The estimated unrecognized transition asset which is expected to be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2007 is expected to be $30 thousand income for foreign pension plans. The estimated unrecognized transition obligation which is expected to be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2007 is expected to be $50 thousand expense for postretirement benefit plans.

Changes in the benefit obligations and assets, as well as a reconciliation of the funded status at December 31, 2005, of the foreign defined benefit plans follow. The plan amendments of $4 million in 2006 primarily reflect a change to our United Kingdom pension plan modifying the amount of lump sum cash settlements allowed at retirement.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

	Years Ended December 31
	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005
Change in benefit obligation
Benefit obligation at beginning of year	$89,652	$85,383	$2,231	$1,864
Service cost	2,833	2,081	17	11
Interest cost	4,342	4,216	113	109
Plan amendments	(3,763)	—	—	—
Employee contributions	469	414	—	—
Actuarial net loss	498	8,862	—	258
Benefits paid	(3,188)	(2,365)	(97)	(88)
Foreign currency translation	10,633	(8,939)	9	77

Benefit obligation at end of year	$101,476	$89,652	$2,273	$2,231

Change in plan assets
Fair value of plan assets at beginning of year	$65,035	$56,528	$—	$—
Actual return on plan assets	3,952	9,687	—	—
Employer contributions	10,387	6,186	98	88
Employee contributions	469	414	—	—
Benefits paid	(3,188)	(2,035)	(98)	(88)
Foreign currency translation	8,342	(5,745)	—	—

Fair value of plan assets at end of year	$84,997	$65,035	$—	$—

Funded Status	$(16,479)	$(24,617)	$(2,273)	$(2,231)

Amounts recognized in the consolidated balance sheet at December 31, 2006
Noncurrent assets	$85		$—
Current liabilities	(357)		(103)
Noncurrent liabilities	(16,207)		(2,170)

	$(16,479)		$(2,273)

Amounts recognized in accumulated other comprehensive loss at December 31, 2006
Net loss	$32,441		$789
Prior service cost	(2,100)		—
Transition (asset) obligation	(135)		536

	$30,206		$1,325

Reconciliation of funded status
Funded status		$(24,617)		$(2,231)
Unrecognized net actuarial loss		29,908		865
Unrecognized prior service cost		1,857		—
Unrecognized transition (asset) obligation		(168)		579

Prepaid (accrued) benefit cost		$6,980		$(787)

Amounts recognized in the consolidated balance sheet
Prepaid benefit cost		$2,083		$—
Accrued benefit cost		(11,130)		(787)
Intangible asset		1,598		—
Accumulated other comprehensive loss		14,429		—

Net amount recognized		$6,980		$(787)

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

The change in the minimum pension liability included in other comprehensive loss was a decrease of $3 million in 2005.

The accumulated benefit obligation for all foreign defined benefit pension plans was $85 million at December 31, 2006 and $75 million at December 31, 2005.

The fair market value of plan assets exceeded both the accumulated benefit obligation and projected benefit obligation for the Canadian Hourly plan at year-end 2006 and 2005. For the Canadian Salary plan, the fair market value of plan assets exceeded the accumulated benefit obligation, but not the projected benefit obligation, for the year-ended 2005. For the United Kingdom plan, the fair market value of plan assets exceeded the accumulated benefit obligation, but not the projected benefit obligation, for the year-ended 2006. The net asset position of the Canadian Hourly plan is included in prepaid pension cost on the balance sheet for both years. The net liability position in 2006 of the Canadian Salary plan and the United Kingdom plan is included in noncurrent liabilities. The net asset position of the Canadian Salary plan in 2005 is included in prepaid pension cost on the balance sheet.

The accumulated benefit obligation and projected benefit obligation exceeded the fair market value of plan assets for the Belgium and German plans at December 31, 2006 and December 31, 2005, as well as for the Canadian Salary plan at December 31, 2006 and the United Kingdom plan at December 31, 2005. The German plan has no assets. The accrued benefit cost of these plans is included in other noncurrent liabilities on the balance sheet. As the German plan is unfunded, a portion of the accrued benefit cost for the German plan is included in current liabilities at year-end 2006 reflecting the expected benefit payments related to the plan for 2007. The accrued benefit cost includes minimum pension liabilities of $16 million at year-end 2005. Prior to the implementation of SFAS No. 158, the minimum pension liability included in noncurrent liabilities for 2006 was $3 million.

The following table shows information on foreign plans with the accumulated benefit obligation in excess of plan assets. The second table shows information on plans with the projected benefit obligation in excess of plan assets.

	2006	2005
Plans with the accumulated benefit obligation in excess of the fair market value of plan assets
Projected benefit obligation	$25,712	$81,851
Accumulated benefit obligation	21,696	68,320
Fair market value of plan assets	13,774	57,189

	2006	2005
Plans with the projected benefit obligation in excess of the fair market value of plan assets
Projected benefit obligation	$99,188	$87,583
Fair market value of plan assets	82,625	62,920

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

Assumptions—The information in the table below provides the weighted-average assumptions used to calculate the results of our foreign defined benefit plans.

	Pension Benefits			Postretirement Benefits
	2006	2005	2004	2006	2005
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31
Discount rate	4.60%	5.25%	5.53%	6.00%	6.00%
Expected long-term rate of return on plan assets	5.58%	6.19%	6.60%	—	—
Rate of projected compensation increase	4.30%	4.44%	4.38%	—	—
Weighted-average assumptions used to determine benefit obligations at December 31
Discount rate	4.94%	4.60%	5.25%	5.00%	6.00%
Rate of projected compensation increase	4.30%	4.30%	4.44%	—	—

The actual assumptions used by the various foreign locations are based upon the circumstances of each particular country and pension plan. The factors impacting the determination of the long-term rate of return for a particular foreign pension plan include the market conditions within a particular country, as well as the investment strategy and asset allocation of the specific plan.

Assumed health care cost trend rates at December 31 are shown in the table below.

	2006	2005
Health care cost trend rate assumed for next year	7.5%	8.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2013	2013

A one-percentage point change in the assumed health care cost trend rate would have the following effects.

	1% Increase	1% Decrease
Effect on accumulated postretirement benefit obligation as of December 31, 2006	$205	$(163)
Effect on net periodic postretirement benefit cost in 2006	$15	$(12)

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

Plan Assets—Pension plan assets vary by foreign location and plan. Assets are held and distributed by trusts and, dependent upon the foreign location and plan, consist of common stock, investment-grade fixed income securities, real estate, cash, and insurance contracts. The combined average target allocation of our foreign pension plans is 54.8% in equities, 36.0% in debt securities, 8.7% in insurance contracts, 0.2% in real estate, and 0.3% in cash. The pension plan weighted-average asset allocations at December 31, 2006 and December 31, 2005 by asset category are as follows:

	2006	2005
Asset Category
Equity securities	53.1%	54.0%
Debt securities	33.8%	35.4%
Insurance contracts	8.7%	10.2%
Cash	4.1%	0.0%
Real estate	0.3%	0.4%

	100.0%	100.0%

While the pension obligation is long-term in nature for each of our foreign plans, the investment strategies followed by each plan vary to some degree based upon the laws of a particular country, as well as the provisions of the specific pension trust. The United Kingdom and Canadian plans are invested predominantly in equity securities and debt securities. The funds of these plans are managed by various trustees and investment companies whose performance is reviewed throughout the year. The Belgian plan is invested in insurance contracts. The German plan has no assets.

The equity securities do not include any NewMarket common stock for any year presented. The benefits of the Canadian postretirement benefit plan are paid through an insurance contract held by Sun Life Assurance Company of Canada.

Cash Flows—For foreign pension plans, NewMarket expects to contribute $8 million to the plans in 2007. We expect to contribute approximately $100 thousand to the Canadian postretirement benefit plan. The expected benefit payments for the next ten years are as follows:

	Expected Pension Benefit Payments	Expected Postretirement Benefit Payments
2007	$2,898	$103
2008	2,854	110
2009	5,501	117
2010	3,005	123
2011	3,777	128
2012 through 2016	23,048	710

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

Implementation of SFAS No. 158

The incremental effect of applying SFAS No. 158 on the domestic and foreign pension and postretirement benefit plans at December 31, 2006 is shown in the table below.

	Before Implementation of SFAS No. 158	Adjustments	After Implementation of SFAS No. 158
Deferred income taxes—current	$11,678	$599	$12,277
Prepaid pension cost	33,424	(33,339)	85
Deferred income taxes—long-term	8,411	21,677	30,088
Intangibles, net of amortization	53,355	(1,647)	51,708

Total assets	757,503	(12,710)	744,793

Accrued expenses	58,137	1,555	59,692
Other noncurrent liabilities	111,715	18,745	130,460

Accumulated other comprehensive loss	(14,155)	(33,010)	(47,165)

Total shareholders’ equity	334,412	(33,010)	301,402

Total liabilities and shareholders’ equity	757,503	(12,710)	744,793

19.    Special Items Income

Special items income of $15 million for 2006 included a $5.3 million gain related to a payment under an earn-out agreement for certain pharmaceutical intellectual property that we sold in 1994, as well as a $3.3 million gain associated with a legal settlement related to transportation charges. Special items income also included a $3.3 million gain on the sale of property, a $5.5 million gain resulting from a class action lawsuit related to raw materials, and a $2.5 million loss from a legal settlement.

Special items income for 2005 was $12 million and included gains of an aggregate of $8 million on the sales of corporate property, and a gain of $4 million associated with the insurance settlement related to premises asbestos liabilities, as previously described in Note 17 of the Notes to Consolidated Financial Statements.

Special item income for 2004 was $13 million and represented the gain on an environmental insurance settlement. The terms of the settlement provided for a total payment of $16 million. In addition to the $8 million received during 2004, we received $4 million in 2005 and received the remaining $4 million in February 2006 in accordance with a previously agreed-upon payment schedule.

20.    Other Income, Net

Other income, net was $7 million in 2006, $900 thousand in 2005, and $300 thousand in 2004. The 2006 year included a $4 million gain on interest income on an income tax settlement, as well as $2 million in investment income. Both of the 2005 and 2004 periods were comprised of a number of small items.

21.    Gains and Losses on Foreign Currency

Foreign currency transactions resulted in a net loss of $1 million in 2006 and a net gain of $2 million in both 2005 and 2004. These amounts are reported in cost of sales.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

22.    Income Tax Expense

Our income before income taxes, as well as the provision for income taxes, follows:

	Years Ended December 31
	2006	2005	2004
Income before income taxes
Domestic	$30,292	$18,100	$28,573
Foreign	57,851	38,852	16,057

	$88,143	$56,952	$44,630

Income tax expense
Current income taxes
Federal	$10,093	$19,441	$7,133
State	2,117	705	(220)
Foreign	15,352	10,166	1,258

	27,562	30,312	8,171

Deferred income taxes
Federal	1,097	(15,765)	1,720
State	(114)	(1,508)	(623)
Foreign	2,076	1,532	2,304

	3,059	(15,741)	3,401

Total income tax expense	$30,621	$14,571	$11,572

Income tax expense for the year 2005 and 2004 includes the settlement of certain tax years with the IRS, under which the timing of certain tax deductible items was agreed upon. The settlement of these items increased current tax expense with a like amount recorded as a deferred tax credit.

The reconciliation of the U.S. federal statutory rate to the effective income tax rate follows:

	% of Income Before Income Taxes
	2006	2005	2004
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal tax	1.2	0.3	(1.6)
Foreign operations	2.4	(2.2)	0.1
Extraterritorial income exclusion	(1.9)	(3.8)	(4.0)
Research tax credit	(1.7)	(2.2)	(3.4)
Tax settlements	—	(1.1)	(2.3)
Other items and adjustments	(0.3)	(0.4)	2.1

Effective income tax rate	34.7%	25.6%	25.9%

The above tax rates for 2004 through 2006 reflect tax expense as a percent of income before income taxes.

Based on available foreign tax credits and current U.S. income tax rates, we believe that we have adequately provided for any additional U.S. taxes that would be incurred when a foreign subsidiary returns its earnings in cash to Afton or Ethyl.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

Certain foreign operations have a U.S. tax impact due to our election to include their earnings in our federal income tax return.

To comply with international trade rules, the American Jobs Creation Act of 2004 (the Act), signed into law on October 22, 2004, repealed the FSC Repeal and Extraterritorial Income Exclusion Act of 2000. The Act repealed the Extraterritorial Income Exclusion for transactions entered into after December 31, 2004 subject to a phase-out that allowed current beneficiaries to claim benefits in 2005 and 2006. In 2005, the benefit of excluding $6 million from taxable income was 80% of the amount calculated under prior law. In 2006, the benefit of excluding approximately $5 million from taxable income was 60% of the amount calculated under prior law. For 2007 and beyond, no benefit will be allowed.

Our deferred income tax assets and liabilities follow.

	December 31
	2006	2005
Deferred income tax assets
Future employee benefits	$41,229	$24,955
Environmental and future shutdown reserves	8,105	10,576
Intercompany profit in ending inventory	4,559	2,952
Litigation accruals	1,212	895
Inventory valuation and related reserves	37	—
Foreign currency translation adjustments	—	4,308
Depreciation and amortization	—	134
Other	4,047	2,995

	59,189	46,815

Deferred income tax liabilities
Intangibles	7,285	6,934
Undistributed earnings of foreign subsidiaries	7,094	4,454
Foreign currency translation adjustments	96	—
Depreciation and amortization	54	—
Inventory valuation and related reserves	—	450
Other	2,295	2,531

	16,824	14,369

Net deferred income tax assets	$42,365	$32,446

Reconciliation to financial statements
Deferred income tax assets—current	$12,277	$9,289
Deferred income tax assets—noncurrent	30,088	23,157

Net deferred income tax assets	$42,365	$32,446

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

23.    Accumulated Other Comprehensive Loss

The pre-tax, tax, and after-tax effects related to the adjustments in accumulated other comprehensive loss follow:

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Marketable Securities Adjustments	Pension Plans and Other Postretirement Benefits Adjustments	Accumulated Derivative Gain (Loss)	Accumulated Other Comprehensive Loss
December 31, 2003	$(8,211)	$(32)	$(11,921)	$—	$(20,164)

Adjustments	5,082	285	(6,407)	(1,514)
Tax (expense) benefit	(1,851)	(107)	2,237	569

Other comprehensive income (loss)	3,231	178	(4,170)	(945)	(1,706)

December 31, 2004	(4,980)	146	(16,091)	(945)	(21,870)

Adjustments	(11,506)	(203)	(3,750)	2,744
Reclassification adjustment for the gain included in net income resulting from the maturity of contracts	—	—	—	(1,230)
Tax benefit (expense)	4,269	76	1,528	(569)

Other comprehensive (loss) income	(7,237)	(127)	(2,222)	945	(8,641)

December 31, 2005	(12,217)	19	(18,313)	—	(30,511)

Adjustments	12,030	(31)	13,001	(263)
Reclassification adjustment for the loss included in net income resulting from the maturity of contracts	—	—	—	56
Tax (expense) benefit	(4,455)	12	(4,072)	78

Other comprehensive income (loss)	7,575	(19)	8,929	(129)	16,356

Initial adoption of Statement of Financial Accounting Standard No. 158, net of tax	—	—	(33,010)	—	(33,010)

December 31, 2006	$(4,642)	$—	$(42,394)	$(129)	$(47,165)

Prior to December 31, 2006, the pension plans and other postretirement benefits adjustments were the minimum pension liability adjustments within shareholders equity. Effective December 31, 2006, and in compliance with SFAS 158, the pension plans and other postretirement benefits adjustments were based upon the difference in retirement plan assets and the projected benefit obligation of the retirement plans. See Note 18 of the Notes to Consolidated Financial Statements for further information.

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

The accounting policies of the segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements. We evaluate the performance of the petroleum additives business and the TEL business based on operating profit. NewMarket Services departments and other expenses are billed to Afton and Ethyl based on the services provided under the holding company structure. Depreciation on segment property, plant, and equipment and amortization of prepayments for services and segment intangible assets are included in the operating profit of each segment. No transfers occurred between the segments during the periods presented. TEL sales made through the marketing agreements with Innospec are not recorded as sales by Ethyl. The table below reports net sales and operating profit by segment, as well as a reconciliation to income before income taxes for the last three years.

Certain prior periods have been reclassified to conform to the current presentation. These reclassifications included allocating postretirement benefit expense out of “other income (expense), net” to segment operating profit and “corporate, general, and administrative expense.”

	2006	2005	2004
Net sales
Petroleum additives	$1,252,617	$1,066,921	$884,643
Tetraethyl lead	10,680	8,623	9,466

Consolidated net sales (a)	$1,263,297	$1,075,544	$894,109

Segment operating profit
Petroleum additives (b)	$104,400	$60,020	$41,899
Tetraethyl lead (b)	3,091	17,929	36,655
Other	4,162	2,756	1,765

Segment operating profit	111,653	80,705	80,319

Corporate, general, and administrative expense	(12,915)	(14,614)	(15,234)
Special items (c)	12,953	7,800	—
Loss on early extinguishment of debt (d)	(11,209)	—	—
Interest of debt	(15,403)	(16,849)	(18,254)
Other income (expense), net	3,064	(90)	(2,201)

Income before income taxes	$88,143	$56,952	$44,630

(a)	In 2006, 2005, and 2004, net sales to two customers of our petroleum additives segment exceeded 10% of total net sales. Sales to BP amounted to $127 million (10% of net sales) in 2006, $112 million (10% of total net sales) in 2005, and $99 million (11% of total net sales) in 2004. Sales to Shell amounted to $169 million (13% of total net sales) in 2006, $143 million (13% of total net sales) in 2005, and $119 million (13% of total net sales) in 2004. These net sales represent a wide-range of products sold to these two customers in multiple regions of the world.
(b)

There are several nonrecurring items included in petroleum additives and TEL segment operating profit. In 2006, the petroleum additives segment includes a gain of $3 million from a legal settlement related to transportation charges, as well as a gain of $6 million resulting from a class action lawsuit related to raw

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

materials and a loss of $5 million from other legal settlements. In 2004, the petroleum additives segment included a gain of approximately $1 million from an environmental insurance settlement. In the TEL segment, 2005 included a special item of $4 million for an insurance settlement gain related to our premises asbestos liabilities, while 2004 results included a special item gain of $12 million from an environmental insurance settlement.

(c)	The special items for 2006 include a $5.3 million gain related to an earn-out agreement for certain pharmaceutical intellectual property that we sold in 1994, a $3.3 million gain on the sale of property, and a $4.4 million gain for interest on an income tax settlement. The special items for 2005 are gains on the sale of corporate property.
(d)	In December 2006, we purchased $149.75 million of the outstanding $150 million aggregate principal amount of our 8.875% senior notes due 2010 in a tender offer. As a result of the transaction, we recognized a loss of $11.2 million on the early extinguishment of debt. This loss included the write-off of unamortized deferred financing costs of $2.6 million and cash paid of $8.6 million related to the premium and other costs of the purchase of the senior notes. Subsequently in December 2006, we issued $150 million aggregate principal amount of our 7.125% senior notes due 2016.

The following table shows asset information by segment and the reconciliation to consolidated assets. Segment assets consist of accounts receivable, inventory, and long-lived assets. Long-lived assets include property, plant, and equipment, net of depreciation, as well as intangible assets and prepayments for services, both net of amortization.

	2006	2005	2004
Segment assets
Petroleum additives	$547,293	$499,928	$484,921
Tetraethyl lead	32,153	40,527	53,135

	579,446	540,455	538,056
Cash and cash equivalents	60,300	56,413	28,778
Restricted cash	240	1,419	1,706
Other accounts receivable	9,743	2,705	5,524
Deferred income taxes	42,365	32,446	12,241
Prepaid expenses	5,319	3,119	2,387
Prepaid pension cost	85	18,316	20,101
Other assets and deferred charges	47,295	46,659	67,402

Total assets	$744,793	$701,532	$676,195

Additions to long-lived assets
Petroleum additives	$34,399	$15,397	$14,075
Tetraethyl lead	—	—	—
Other long-lived assets	2,138	2,433	575

Total additions to long-lived assets	$36,537	$17,830	$14,650

Depreciation and amortization
Petroleum additives	$22,887	$25,553	$32,133
Tetraethyl lead (a)	5,444	7,531	8,572
Other long-lived assets	3,261	3,312	4,070

Total depreciation and amortization	$31,592	$36,396	$44,775

(a)	The amortization of the prepayment for services was $5 million in 2006, $7 million in 2005, and $8 million in 2004. See Note 3 of Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

Geographic Area Information—The table below reports net sales, total assets, and long-lived assets by geographic area. No country, except for the United States, exceeded 10% of net sales in any year. NewMarket assigns revenues to geographic areas based on the location to which the product was shipped.

	2006	2005	2004
Net sales
United States	$516,655	$418,825	$325,990
Foreign	746,642	656,719	568,119

Consolidated net sales	$1,263,297	$1,075,544	$894,109

Total assets
United States	$430,999	$415,334	$408,977
Foreign	313,794	286,198	267,218

Total assets	$744,793	$701,532	$676,195

Long-lived assets
United States	$191,302	$182,809	$199,432
Foreign	30,680	34,555	43,925

Total long-lived assets	$221,982	$217,364	$243,357

25.    Selected Quarterly Consolidated Financial Data (unaudited)

2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$301,950	$330,066	$325,119	$306,162
Gross profit	$64,004	$69,701	$66,164	$64,217
Net income	$13,772	$20,369	$18,921	$4,460
Basic earnings per share:
Net income	$.80	$1.18	$1.10	$.26
Diluted earnings per share:
Net income	$.79	$1.17	$1.09	$.26
Shares used to compute basic earnings per share	17,122	17,232	17,257	17,281
Shares used to compute diluted earnings per share	17,394	17,411	17,409	17,415

2005
Net sales	$239,114	$271,842	$270,932	$293,656
Gross profit	$43,113	$52,161	$53,171	$51,813
Net income	$4,762	$13,067	$13,401	$11,151
Basic earnings per share:
Net income	$.28	$.77	$.79	$.65
Diluted earnings per share:
Net income	$.28	$.76	$.77	$.64
Shares used to compute basic earnings per share	16,982	17,016	17,042	17,071
Shares used to compute diluted earnings per share	17,314	17,305	17,317	17,341

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

26.    Consolidating Financial Information

The 7.125% senior notes due 2016 are fully and unconditionally guaranteed by certain of our subsidiaries (Guarantor Subsidiaries) on a joint and several unsecured senior basis. The Guarantor Subsidiaries include all of our existing and future wholly-owned domestic restricted subsidiaries. The Guarantor Subsidiaries and the subsidiaries that do not guarantee the senior notes (the Non-Guarantor Subsidiaries) are wholly-owned by NewMarket Corporation (the Parent Company). The Guarantor Subsidiaries consist of the following:

Ethyl Corporation	Afton Chemical Corporation

Ethyl Asia Pacific LLC	Afton Chemical Asia Pacific LLC

Ethyl Canada Holdings, Inc.	Afton Chemical Canada Holdings, Inc.

Ethyl Export Corporation	Afton Chemical Japan Holdings, Inc.

Ethyl Interamerica Corporation	Afton Chemical Additives Corporation

Ethyl Ventures, Inc.	NewMarket Services Corporation

Interamerica Terminals Corporation	The Edwin Cooper Corporation

Afton Chemical Intangibles LLC	Old Town LLC

NewMarket Investment Company	NewMarket Development Corporation

Foundry Park I, LLC	Foundry Park II, LLC

Gamble’s Hill, LLC	Gamble’s Hill Lab, LLC

Gamble’s Hill Landing, LLC	Gamble’s Hill Third Street, LLC

Gamble’s Hill Tredegar, LLC

We conduct all of our business and derive all of our income from our subsidiaries. Therefore, our ability to make payments on the senior notes or other obligations is dependent on the earnings and the distribution of funds from our subsidiaries. There are no restrictions on the ability of any of our domestic subsidiaries to transfer funds to the Parent Company.

The following sets forth the Consolidating Statements of Income for the years ended December 31, 2006, December 31, 2005, and December 31, 2004, Consolidating Balance Sheets as of December 31, 2006 and December 31, 2005 and Condensed Consolidating Statements of Cash Flows for the years ended December 31, 2006, December 31, 2005, and December 31, 2004 for the Parent Company, the Guarantor Subsidiaries and Non-Guarantor Subsidiaries. The financial information is based on our understanding of the SEC’s interpretation and application of Rule 3-10 of the SEC Regulation S-X.

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

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

NewMarket Corporation and Subsidiaries

Consolidating Statements of Income

Year Ended December 31, 2006

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$—	$950,970	$624,936	$(312,609)	$1,263,297
Cost of goods sold	(77)	757,336	550,383	(308,431)	999,211

Gross profit	77	193,634	74,553	(4,178)	264,086
Operating profit from TEL marketing agreements services	—	—	8,181	—	8,181
Intercompany service fee income (expense) from TEL marketing agreements	—	6,517	(6,517)	—	—
Selling, general, and administrative expenses	4,203	89,308	15,680	—	109,191
Research, development, and testing expenses	—	54,598	15,665	—	70,263
Special item income	5,274	9,551	—	—	14,825

Operating profit	1,148	65,796	44,872	(4,178)	107,638
Interest and financing expenses, net	15,406	(596)	593	—	15,403
Loss on early extinguishment of debt	11,209	—	—	—	11,209
Other income (expense), net	6,636	(267)	748	—	7,117

(Loss) income before income taxes and equity income of subsidiaries	(18,831)	66,125	45,027	(4,178)	88,143
Income tax (benefit) expense	(6,592)	22,529	16,243	(1,559)	30,621
Equity income of subsidiaries	69,761	—	—	(69,761)	—

Net income	$57,522	$43,596	$28,784	$(72,380)	$57,522

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

NewMarket Corporation and Subsidiaries

Consolidating Statements of Income

Year Ended December 31, 2005

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$—	$791,429	$539,688	$(255,573)	$1,075,544
Cost of goods sold	1,469	664,751	460,267	(251,201)	875,286

Gross (loss) profit	(1,469)	126,678	79,421	(4,372)	200,258
Operating profit from TEL marketing agreements services	—	—	23,154	—	23,154
Intercompany service fee income (expense) from TEL marketing agreements	—	16,169	(16,169)	—	—
Selling, general, and administrative expenses	6,343	49,947	40,520	—	96,810
Research, development, and testing expenses	—	50,713	14,681	—	65,394
Special item income	—	11,668	—	—	11,668

Operating (loss) profit	(7,812)	53,855	31,205	(4,372)	72,876
Interest and financing expenses, net	16,707	(1,006)	1,148	—	16,849
Other income, net	537	141	247	—	925

(Loss) income before income taxes and equity income of subsidiaries	(23,982)	55,002	30,304	(4,372)	56,952
Income tax (benefit) expense	(1,764)	9,653	8,326	(1,644)	14,571
Equity income of subsidiaries	64,599	—	—	(64,599)	—

Net income	$42,381	$45,349	$21,978	$(67,327)	$42,381

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

NewMarket Corporation and Subsidiaries

Consolidating Statements of Income

Year Ended December 31, 2004

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$—	$650,673	$477,844	$(234,408)	$894,109
Cost of goods sold	802	541,939	412,386	(239,318)	715,809

Gross (loss) profit	(802)	108,734	65,458	4,910	178,300
Operating profit from TEL marketing agreements services	—	—	33,226	—	33,226
Intercompany service fee income (expense) from TEL marketing agreements	—	29,204	(29,204)	—	—
Selling, general, and administrative expenses	6,004	52,665	38,186	—	96,855
Research, development, and testing expenses	—	51,331	14,025	—	65,356
Special item income	—	13,245	—	—	13,245

Operating (loss) profit	(6,806)	47,187	17,269	4,910	62,560
Interest and financing expenses, net	18,142	(1,383)	1,495	—	18,254
Other (expense) income, net	(553)	(356)	1,233	—	324

(Loss) income before income taxes and equity income of subsidiaries	(25,501)	48,214	17,007	4,910	44,630
Income tax (benefit) expense	(9,466)	15,233	3,940	1,865	11,572
Equity income of subsidiaries	49,093	—	—	(49,093)	—

Net income	$33,058	$32,981	$13,067	$(46,048)	$33,058

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

NewMarket Corporation and Subsidiaries

Consolidating Balance Sheets

December 31, 2006

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$19,688	$8,211	$32,401	$—	$60,300
Restricted cash	240	—	—	—	240
Trade and other accounts receivable, net	9,686	87,971	100,586	—	198,243
Amounts due from affiliated companies	—	164,649	36,037	(200,686)	—
Inventories	—	99,967	96,105	(10,491)	185,581
Deferred income taxes	1,825	5,589	887	3,976	12,277
Prepaid expenses	2,259	2,022	1,038	—	5,319

Total current assets	33,698	368,409	267,054	(207,201)	461,960

Amounts due from affiliated companies	—	17,744	—	(17,744)	—
Property, plant and equipment, at cost	—	614,592	136,763	—	751,355
Less accumulated depreciation and amortization	—	474,758	114,483	—	589,241

Net property, plant, and equipment	—	139,834	22,280	—	162,114

Investment in consolidated subsidiaries	539,014	—	—	(539,014)	—
Prepaid pension cost	—	—	85	—	85
Deferred income taxes	28,254	(522)	2,356	—	30,088
Other assets and deferred charges	6,886	10,126	21,826	—	38,838
Intangibles, net of amortization	—	51,708	—	—	51,708

Total assets	$607,852	$587,299	$313,601	$(763,959)	$744,793

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$197	$50,269	$31,157	$—	$81,623
Accrued expenses	5,996	36,896	16,800	—	59,692
Dividends payable	2,162	—	—	—	2,162
Book overdraft	8	2,541	—	—	2,549
Amounts due to affiliated companies	78,034	42,656	79,997	(200,687)	—
Long-term debt, current portion	—	691	—	—	691
Income taxes payable	853	4,719	7,894	—	13,466

Total current liabilities	87,250	137,772	135,848	(200,687)	160,183

Long-term debt	150,250	2,498	—	—	152,748
Amounts due to affiliated companies	—	2,346	15,398	(17,744)	—
Other noncurrent liabilities	68,950	39,856	21,654	—	130,460

Total liabilities	306,450	182,472	172,900	(218,431)	443,391

Shareholders’ equity:
Common stock and paid in capital	88,263	238,949	75,189	(314,138)	88,263
Accumulated other comprehensive loss	(47,165)	(8,780)	(22,624)	31,404	(47,165)
Retained earnings	260,304	174,658	88,136	(262,794)	260,304

Total shareholders’ equity	301,402	404,827	140,701	(545,528)	301,402

Total liabilities and shareholders’ equity	$607,852	$587,299	$313,601	$(763,959)	$744,793

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

NewMarket Corporation and Subsidiaries

Consolidating Balance Sheets

December 31, 2005

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$26,973	$8,760	$20,680	$—	$56,413
Restricted cash	917	—	502	—	1,419
Trade and other accounts receivable, net	2,663	94,628	92,169	—	189,460
Amounts due from affiliated companies	—	183,064	32,819	(215,883)	—
Inventories	—	81,557	76,756	(6,314)	151,999
Deferred income taxes	1,128	4,866	876	2,419	9,289
Prepaid expenses	129	1,981	1,009	—	3,119

Total current assets	31,810	374,856	224,811	(219,778)	411,699

Amounts due from affiliated companies	—	16,989	—	(16,989)	—
Property, plant and equipment, at cost	—	626,689	138,256	—	764,945
Less accumulated depreciation and amortization	—	491,895	119,044	—	610,939

Net property, plant, and equipment	—	134,794	19,212	—	154,006

Investment in consolidated subsidiaries	507,668	—	—	(507,668)	—
Prepaid pension cost	16,233	—	2,083	—	18,316
Deferred income taxes	16,180	1,058	5,919	—	23,157
Other assets and deferred charges	7,483	10,020	26,977	—	44,480
Intangibles, net of amortization	729	47,547	1,598	—	49,874

Total assets	$580,103	$585,264	$280,600	$(744,435)	$701,532

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$12	$55,562	$32,776	$—	$88,350
Accrued expenses	5,561	36,008	17,278	—	58,847
Book overdraft	10	4,212	—	—	4,222
Amounts due to affiliated companies	105,559	31,298	79,026	(215,883)	—
Long-term debt, current portion	—	640	—	—	640
Income taxes payable	(9,166)	21,203	2,691	—	14,728

Total current liabilities	101,976	148,923	131,771	(215,883)	166,787

Long-term debt	150,000	3,189	—	—	153,189
Amounts due to affiliated companies	—	4,503	12,486	(16,989)	—
Other noncurrent liabilities	62,067	37,238	16,191	—	115,496

Total liabilities	314,043	193,853	160,448	(232,872)	435,472

Shareholders’ equity:
Common stock and paid in capital	85,162	236,190	76,745	(312,935)	85,162
Accumulated other comprehensive loss	(30,511)	(10,090)	(16,156)	26,246	(30,511)
Retained earnings	211,409	165,311	59,563	(224,874)	211,409

Total shareholders’ equity	266,060	391,411	120,152	(511,563)	266,060

Total liabilities and shareholders’ equity	$580,103	$585,264	$280,600	$(744,435)	$701,532

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

NewMarket Corporation and Subsidiaries

Condensed Consolidating Statements of Cash Flows

Year Ended December 31, 2006

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash (used in) provided from operating activities	$(17,349)	$35,752	$18,673	$—	$37,076

Cash flows from investing activities
Capital expenditures	—	(20,982)	(5,179)	—	(26,161)
Acquisition of intangible asset	—	(4,476)	—	—	(4,476)
Proceeds from pharmaceutical earn-out agreement	5,274	—	—	—	5,274
Proceeds from sale of certain assets	—	3,408	—	—	3,408
Increase in intercompany loans	(7,000)	—	—	7,000	—
Cash dividends from subsidiaries	21,420	—	—	(21,420)	—
Other, net	—	108	—	—	108

Cash provided from (used in) investing activities	19,694	(21,942)	(5,179)	(14,420)	(21,847)

Cash flows from financing activities
Issuance of 7.125% senior notes	150,000	—	—	—	150,000
Repayment of 8.875% senior notes	(149,750)	—	—	—	(149,750)
Dividends	(8,627)	(21,420)	—	21,420	(8,627)
Change in book overdraft	(2)	(1,671)	—	—	(1,673)
Debt issuance costs	(3,608)	—	—	—	(3,608)
Excess tax benefits from stock-based payment arrangements	1,501	—	—	—	1,501
Proceeds from exercise of options	856	—	—	—	856
Payments on the capital lease	—	(640)	—	—	(640)
Financing from affiliated companies	—	7,000	—	(7,000)	—

Cash used in financing activities	(9,630)	(16,731)	—	14,420	(11,941)

Effect of foreign exchange on cash and cash equivalents	—	2,372	(1,773)	—	599

(Decrease) increase in cash and cash equivalents	(7,285)	(549)	11,721	—	3,887
Cash and cash equivalents at beginning of year	26,973	8,760	20,680	—	56,413

Cash and cash equivalents at end of year	$19,688	$8,211	$32,401	$—	$60,300

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

NewMarket Corporation and Subsidiaries

Condensed Consolidating Statements of Cash Flows

Year Ended December 31, 2005

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash (used in) provided from operating activities	$(20,349)	$84,225	$119	$—	$63,995

Cash flows from investing activities
Capital expenditures	—	(13,210)	(4,620)	—	(17,830)
Proceeds from sale of certain assets	—	13,721	—	—	13,721
Increase in intercompany loans	(7,400)	(1,000)	—	8,400	—
Cash dividends from subsidiaries	84,240	—	—	(84,240)	—
Other, net	—	64	—	—	64

Cash provided from (used in) investing activities	76,840	(425)	(4,620)	(75,840)	(4,045)

Cash flows from financing activities
Net repayments under revolving credit agreement	(30,000)	—	—	—	(30,000)
Change in book overdraft	(7)	(786)	—	—	(793)
Proceeds from exercise of options	438	—	—	—	438
Payments on the capital lease	—	(609)	—	—	(609)
Repayment of intercompany note payable	—	—	(2,900)	2,900	—
Financing from affiliated companies	—	7,400	3,900	(11,300)	—
Dividends	—	(84,240)	—	84,240	—

Cash (used in) provided from financing activities	(29,569)	(78,235)	1,000	75,840	(30,964)

Effect of foreign exchange on cash and cash equivalents	—	(3,275)	1,924	—	(1,351)

Increase (decrease) in cash and cash equivalents	26,922	2,290	(1,577)	—	27,635
Cash and cash equivalents at beginning of year	51	6,470	22,257	—	28,778

Cash and cash equivalents at end of year	$26,973	$8,760	$20,680	$—	$56,413

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

NewMarket Corporation and Subsidiaries

Condensed Consolidating Statements of Cash Flows

Year Ended December 31, 2004

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash (used in) provided from operating activities	$(12,617)	$47,301	$2,125	$—	$36,809

Cash flows from investing activities
Capital expenditures	—	(10,987)	(3,663)	—	(14,650)
Purchase of certain assets and property	—	(3,323)	—	—	(3,323)
Cash dividends from subsidiaries	40,636	—	—	(40,636)	—
Increase in intercompany loans	(12,245)		—	12,245	—
Other, net	—	255	—	—	255

Cash provided from (used in) investing activities	28,391	(14,055)	(3,663)	(28,391)	(17,718)

Cash flows from financing activities
Repayments of debt—old agreements	(53,807)	—	—	—	(53,807)
Net borrowings under revolving credit agreement	30,000	—	—	—	30,000
Change in book overdraft	17	1,084	—	—	1,101
Debt issuance costs	(1,280)	—	—	—	(1,280)
Proceeds from exercise of options	847	—	—	—	847
Payments on the capital lease	—	(572)	—	—	(572)
Financing from affiliated companies	—	12,245	—	(12,245)	—
Cash dividend paid	—	(40,636)	—	40,636	—

Cash used in financing activities	(24,223)	(27,879)	—	28,391	(23,711)

Effect of foreign exchange on cash and cash equivalents	—	(4,423)	4,454	—	31

(Decrease) increase in cash and cash equivalents	(8,449)	944	2,916	—	(4,589)
Cash and cash equivalents at beginning of year	8,500	5,526	19,341	—	33,367

Cash and cash equivalents at end of year	$51	$6,470	$22,257	$—	$28,778

27.    Related Party Transactions

Thomas E. Gottwald, our chief executive officer and a director, is a son of Bruce C. Gottwald, our chairman of the board of directors and our former chief executive officer. The members of the family of Bruce C. Gottwald may be deemed to be control persons of NewMarket. Bruce C. Gottwald owns more than 5% of the outstanding shares of our common stock.

Effective September 24, 2004, NewMarket Services, entered into a Membership Units Purchase and Assignment Agreement (the Agreement), with Bruce C. Gottwald and Floyd D. Gottwald, Jr., who are brothers (collectively the Gottwalds) and Old Town LLC (Old Town), under which NewMarket Services agreed to purchase all of the voting and non-voting units in Old Town owned by the Gottwalds. The purchase price of $3.3 million was based on an appraisal. The Agreement also provided that each of the Gottwalds must resign as a manager of Old Town. Our Audit Committee and all of our independent directors unanimously approved the Agreement.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

Under the terms of the Agreement, in the event that NewMarket Services decides to sell substantially all of the assets of Old Town and receives an offer from a third-party for such assets, NewMarket Services must provide the offer to the Gottwalds, who will have 30 days to purchase the assets of Old Town on the same terms and conditions as contained in the third-party offer.

In April 2001, we had sold this same property, located in King William, Virginia, and consisting of approximately 1,600 acres, to Old Town, which at the time was owned by the Gottwalds, for $2.9 million in cash, which was a value based on appraisals. We managed the property for Old Town.

28.    Recently Issued Accounting Standards

In June 2006, the FASB issued Financial Interpretation 48, “Accounting for Uncertainty in Income Taxes— an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 provides guidelines for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It further clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with Financial Accounting Statement No. 109, “Accounting for Income Taxes.” The interpretation is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 on January 1, 2007. We currently do not expect FIN 48 to have a material impact on our financial statements; however, we are still finalizing our review.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (SFAS 157). The standard defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. The standard is effective for years beginning after November 15, 2007. We are evaluating the impact of the adoption of SFAS 157 on our financial statements.

29.    Subsequent Events

On February 22, 2007, the Board of Directors declared a quarterly dividend in the amount of 12.5 cents per share on the common stock of the corporation. The dividend is payable April 1, 2007 to shareholders of record on March 15, 2006.

In January 2007, Foundry Park I, a wholly-owned subsidiary of NewMarket Development, entered into a Deed of Lease Agreement with MeadWestvaco under which MeadWestvaco will lease an office building which will be constructed on approximately three acres of real property which is owned by Foundry Park I. The property is part of a larger office park and mixed use development known as “Foundry Park.” The office building is designed to include approximately 304,000 rentable square feet. In addition to the office building, MeadWestvaco has the right to parking facilities that are expected to contain approximately 1,050 parking spaces, and the right to use all common areas within the office building and Foundry Park.

Foundry Park I plans to invest between approximately $110 million and $140 million in completing construction of the building. Most of the cost will be financed through construction and permanent indebtedness. Foundry Park I expects construction to require at least two years. The lease, which will cover the entire office building, is a long-term lease with lease payments at competitive market rates.

We redeemed the remaining $250,000 in aggregate principal amount of the 8.875% senior notes on February 7, 2007 at a redemption price equal to 105.105% of the principal amount of the redeemed notes, plus accrued and unpaid interest to February 7, 2007.

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

There has been no change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in “Internal Control – Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of December 31, 2006. Our management’s assessment of the effectiveness of the internal control over financial reporting as of December 31, 2006, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to our definitive Proxy Statement for our 2007 annual meeting of shareholders (Proxy Statement). In addition, the names and ages of all executive officers as of February 26, 2007 follow.

Name	Age	Positions
Thomas E. Gottwald	46	President and Chief Executive Officer (Principal Executive Officer)
David A. Fiorenza	57	Vice President and Treasurer (Principal Financial Officer)
Steven M. Edmonds	54	Vice President—General Counsel
Bruce R. Hazelgrove, III	46	Vice President—Corporate Resources
Wayne C. Drinkwater	60	Controller (Principal Accounting Officer)
M. Rudolph West	53	Secretary
Russell L. Gottwald, Jr.	55	President, Ethyl Corporation
C. S. Warren Huang	57	President, Afton Chemical Corporation

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

Because our common stock is listed on the NYSE, our chief executive officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. Our chief executive officer made his annual certification to that effect to the NYSE as of May 1, 2006. In addition, we have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our principal executive officer and principal financial officer required under Sections 906 and 302 of the Sarbanes Oxley Act of 2002 to be filed with the SEC regarding the quality of our public disclosure.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to our Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as noted below, the information required by this item is incorporated herein by reference to our Proxy Statement.

The following table presents information as of December 31, 2006 with respect to equity compensation plans under which shares of our common stock are authorized for issuance.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (b)
Equity compensation plans approved by shareholders:
2004 Incentive Plan	—	$—	1,500,000
1982 Incentive Plan	132,500	4.35	—	(c)
Equity compensation plans not approved by shareholders (d):	—	—	—

Total	132,500	$4.35	1,500,000

(a)	There are no outstanding rights or warrants.
(b)	Amounts exclude any securities to be issued upon exercise of outstanding options.
(c)	The 1982 Incentive Plan was terminated on March 2, 2004. We cannot make any further grants or awards under this plan.
(d)	We do not have any equity compensation plans that have not been approved by shareholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to our Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to our Proxy Statement.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)(1)	Management’s Report on the Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income for each of the three years in the periods ended December 31, 2006, 2005, and 2004

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Shareholders’ Equity for each of the three years in the periods ended December 31, 2006, 2005, and 2004

Consolidated Statements of Cash Flows for each of the three years in the periods ended December 31, 2006, 2005, and 2004

Notes to Consolidated Financial Statements

(A)(2)	Financial Statement Schedules—none required

(A)(3)	Exhibits

	2.1	Agreement and Plan of Merger, dated as of March 5, 2004, by and among Ethyl Corporation, NewMarket Corporation, and Ethyl Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to Form 10-K (File No. 1-32190) filed March 14, 2005)

	3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form 10-K (File No. 1-32190) filed March 14, 2005)

	3.2	Amended Bylaws (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 1-32190) filed February 28, 2005)

	4.1	Indenture, dated as of April 30, 2003, among Ethyl Corporation, the guarantors named on the signature pages thereto and Wells Fargo Bank Minnesota, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Ethyl Corporation’s Form 10-Q (File No. 1-5112) filed on May 9, 2003)

	4.2	Supplemental Indenture, dated as of June 18, 2004, among Ethyl Corporation, Afton Chemical Asia Pacific LLC, Afton Chemical Canada Holdings, Inc., Afton Chemical Intangibles LLC, Ethyl Asia Pacific LLC, NewMarket Corporation, NewMarket Services Corporation, the other guarantors named on the signature pages thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 10.4 to Form 10-Q (File No. 1-32190) filed August 5, 2004)

	4.3	Second Supplemental Indenture, dated as of July 1, 2004, among NewMarket Corporation, Afton Chemical SPRL, and Wells Fargo Bank, N.A., as trustee

	4.4	Third Supplemental Indenture, dated as of November 2, 2004, among NewMarket Corporation, Old Town LLC, and Wells Fargo Bank, N.A., as trustee

	4.5	Fourth Supplemental Indenture, dated as of December 6, 2006, among NewMarket Corporation, the guarantors named on the signature pages thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K (File No. 1-32190) filed December 13, 2006)

	4.6	Form of 8.875% Senior Notes due 2010 (incorporated by reference to Exhibit 4.2 to Ethyl Corporation’s Form 10-Q (File No. 1-5112) filed May 9, 2003)

	4.7	Indenture, dated as of December 12, 2006, among NewMarket Corporation, the guarantors listed on the signature pages thereto and Wells Fargo Bank, N.A., as trustee, (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 1-32190) filed December 13, 2006)

4.8	First Supplemental Indenture, dated as of February 7, 2007 among NewMarket Corporation, NewMarket Development Corporation, Foundry Park I, LLC, Foundry Park II, LLC, Gamble’s Hill, LLC, Gamble’s Hill Tredegar, LLC, Gamble’s Hill Lab, LLC, Gamble’s Hill Landing, LLC and Gamble’s Hill Third Street, LLC, and Wells Fargo Bank, N.A., as trustee

4.9	Form of 7.125% Senior Notes due 2016 (Included in Exhibit 4.7) (incorporated by reference to Exhibit 4.3 to Form 8-K (File No. 1-32190) filed December 13, 2006)

4.10	Registration Rights Agreement, dated as of December 12, 2006, among NewMarket Corporation, the guarantors listed on the signature pages thereto and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 4.4 to Form 8-K (File No. 1-32190) filed December 13, 2006)

10.1	Second Amended and Restated Credit Agreement, dated as of December 21, 2006, among NewMarket Corporation, SunTrust Bank, as administrative agent, SunTrust Capital Markets, as lead arranger and book manager, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32190) filed December 28, 2006)

10.2	Deed of Lease Agreement, dated as of January 11, 2007, by and between Foundry Park I, LLC and MeadWestvaco Corporation*

10.3	MMT Supply Agreement, dated as of February 28, 1994, by and between Ethyl Corporation and Albemarle Corporation (incorporated by reference to Exhibit 10.1 to Ethyl Corporation’s Form 10-Q (File No. 1-5112) filed August 8, 2003)

10.4	2004 Incentive Compensation and Stock Plan (incorporated by reference to Exhibit 10.4 to Form 10-K (File No. 1-32190) filed March 14, 2005)

10.5	Amended Non-Employee Directors’ Stock Acquisition Plan (incorporated by reference to Exhibit 10.2 to Ethyl Corporation’s Form 10-K (File No. 1-5112) filed March 14, 2003)

10.6	Excess Benefit Plan (incorporated by reference to Exhibit 10.4 to Ethyl Corporation’s Form 10-K (File No. 1-5112) filed on February 25, 1993)

10.7	Supply Agreement, dated as of December 22, 1993, between Ethyl Corporation and The Associated Octel Company Limited (incorporated by reference to Exhibit 99 to Ethyl Corporation’s Form 8-K (File No. 1-5112) filed on February 17, 1994)

10.8	Antiknock Marketing and Sales Agreement, dated October 1, 1998, between Ethyl Corporation and The Associated Octel Company Limited (incorporated by reference to Exhibit 10 to Ethyl Corporation’s Form 10-Q (File No. 1-5112) filed on November 10, 1998)

10.9	Trust Agreement between Ethyl Corporation and Merrill Lynch Trust Company of America (incorporated by reference to Exhibit 4.5 to Ethyl Corporation’s Registration Statement on Form S-8 (Registration No. 333-60889) filed on August 7, 1998)

10.10	Amended and Restated Product Marketing and Sales Agreement, dated as of June 13, 2001, between Ethyl Services GmbH and Alcor Chemie Vertriebs AG, Alcor Chemie AG, and Noofot GmbH (incorporated by reference to Exhibit 10.8 to Ethyl Corporation’s Form 10-K (File No. 1-5112) filed on March 29, 2002)

10.11	NewMarket Corporation and Affiliates Bonus Plan (incorporated by reference to Exhibit 10.9 to Ethyl Corporation’s Form 10-K (File No. 1-5112) filed on March 14, 2003)

10.12	Indemnification Agreement, dated as of July 1, 2004 by and among NewMarket Corporation, Ethyl Corporation and Afton Chemical Corporation (incorporated by reference to Exhibit 10.5 to Form 10-Q (File No. 1-32190) filed August 5, 2004)

10.13	Contract Services Agreement, dated June 8, 2004, by and between Ethyl Corporation and Newton A. Perry (incorporated by reference to Exhibit 10.6 to Form 10-Q (File No. 1-32190) filed August 5, 2004)

10.14	Membership Units Purchase and Assignment Agreement, effective as of September 24, 2004, by and between Bruce C. Gottwald and Floyd D. Gottwald, Jr., NewMarket Services Corporation and Old Town LLC (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32190) filed September 24, 2004)

10.15	Services Agreement, dated as of July 1, 2004, by and between NewMarket Services Corporation and Afton Chemical Corporation (incorporated by reference to Exhibit 10.2 to Form 10-Q (File No. 1-32190) filed November 5, 2004)

10.16	Services Agreement, dated as of July 1, 2004, by and between NewMarket Services Corporation and Ethyl Corporation (incorporated by reference to Exhibit 10.3 to Form 10-Q (File No. 1-32190) filed November 5, 2004)

10.17	Services Agreement, dated as of July 1, 2004, by and between NewMarket Services Corporation and NewMarket Corporation (incorporated by reference to Exhibit 10.4 to Form 10-Q (File No. 1-32190) filed November 5, 2004)

10.18	Summary of Executive Compensation

10.19	Summary of Directors’ Compensation

10.20	NewMarket Corporation Additional Benefit Agreement, dated May 1, 2006, between NewMarket Corporation and C.S. Warren Huang (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32190) filed May 2, 2006)

12	Computation of Ratios

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Thomas E. Gottwald

31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David A. Fiorenza

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Thomas E. Gottwald

32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David A. Fiorenza

*	Subject to a request for confidential treatment, certain portions of this agreement have been intentionally omitted. A complete version of this agreement has been filed separately with the Securities and Exchange Commission.

(B)	Exhibits—The response to this portion of Item 15 is submitted as a separate section of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWMARKET CORPORATION

By:	/s/ THOMAS E. GOTTWALD
(Thomas E. Gottwald, President and Chief Executive Officer)

Dated: February 26, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 26, 2007.

SIGNATURE	TITLE

/s/ BRUCE C. GOTTWALD (Bruce C. Gottwald)	Chairman of the Board, Chairman of the Executive Committee, and Director

/s/ THOMAS E. GOTTWALD (Thomas E. Gottwald)	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ D. A. FIORENZA (David A. Fiorenza)	Vice President and Treasurer (Principal Financial Officer)

/s/ WAYNE C. DRINKWATER (Wayne C. Drinkwater)	Controller (Principal Accounting Officer)

/s/ PHYLLIS L. COTHRAN (Phyllis L. Cothran)	Director

/s/ PATRICK D. HANLEY (Patrick D. Hanley)	Director

/s/ J. E. ROGERS (James E. Rogers)	Director

/s/ S. B. SCOTT (Sidney Buford Scott)	Director

/s/ C. B. WALKER (Charles B. Walker)	Director

EXHIBIT INDEX

Exhibit 4.3	Second Supplemental Indenture, dated as of July 1, 2004, among NewMarket Corporation, Afton Chemical SPRL and Wells Fargo Bank, N.A., as trustee

Exhibit 4.4	Third Supplemental Indenture, dated as of November 2, 2004, among NewMarket Corporation, Old Town LLC, and Wells Fargo Bank, N.A., as trustee

Exhibit 4.8	First Supplemental Indenture, dated as of February 7, 2007 among NewMarket Corporation, NewMarket Development Corporation, Foundry Park I, LLC, Foundry Park II, LLC, Gamble’s Hill, LLC, Gamble’s Hill Tredegar, LLC, Gamble’s Hill Lab, LLC, Gamble’s Hill Landing, LLC and Gamble’s Hill Third Street, LLC, and Wells Fargo Bank, N.A., as trustee

Exhibit 10.2	Deed of Lease Agreement dated January 11, 2007, by and between Foundry Park I, LLC and MeadWestvaco Corporation*

Exhibit 10.18	Summary of Executive Compensation

Exhibit 10.19	Summary of Directors’ Compensation

Exhibit 12	Computation of Ratios

Exhibit 21	Subsidiaries of the Registrant

Exhibit 23	Consent of Independent Registered Public Accounting Firm

Exhibit 31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Thomas E. Gottwald

Exhibit 31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David A. Fiorenza

Exhibit 32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Thomas E. Gottwald

Exhibit 32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David A. Fiorenza

*	Subject to a request for confidential treatment, certain portions of this agreement have been intentionally omitted. A complete version of this agreement has been filed separately with the Securities and Exchange Commission.