Form 10-Q
period 2007-03-31
NEWMARKET CORP
filed 2007-04-30
CIK 1282637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Number of shares of common stock, without par value, outstanding as of March 31, 2007: 17,295,860.

NEWMARKET CORPORATION

I N D E X

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31
	2007	2006
Net sales	$309,796	$301,950
Cost of goods sold	240,367	237,946

Gross profit	69,429	64,004

Operating profit from TEL marketing agreements services	3,481	1,338

Selling, general, and administrative expenses	26,755	24,798
Research, development, and testing expenses	18,811	16,566

Operating profit	27,344	23,978

Interest and financing expenses, net	2,962	3,906
Other income, net	390	597

Income before income taxes	24,772	20,669
Income tax expense	8,530	6,897

Net income	$16,242	$13,772

Basic earnings per share	$0.94	$0.80

Diluted earnings per share	$0.93	$0.79

Shares used to compute basic earnings per share	17,294	17,122

Shares used to compute diluted earnings per share	17,412	17,394

Cash dividends declared per common share	$0.125	$0.125

See accompanying notes to the consolidated financial statements.

NEWMARKET CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amount)

(Unaudited)

	March 31	December 31
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$72,901	$60,300
Restricted cash	210	240
Trade and other accounts receivable, less allowance for doubtful accounts ($835 - 2007; $835 - 2006)	185,523	198,243
Inventories:
Finished goods	145,840	150,468
Raw materials	27,245	28,002
Stores, supplies and other	7,305	7,111

	180,390	185,581

Deferred income taxes	12,927	12,277
Prepaid expenses	8,565	5,319

Total current assets	460,516	461,960

Property, plant and equipment, at cost	766,584	751,355
Less accumulated depreciation and amortization	595,656	589,241

Net property, plant and equipment	170,928	162,114

Prepaid pension cost	103	85
Deferred income taxes	29,277	30,088
Other assets and deferred charges	38,747	38,838
Intangibles, net of amortization	50,170	51,708

Total assets	$749,741	$744,793

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$83,618	$81,623
Accrued expenses	47,809	59,692
Dividends payable	2,162	2,162
Book overdraft	3,368	2,549
Long-term debt, current portion	702	691
Income taxes payable	12,879	13,466

Total current liabilities	150,538	160,183

Long-term debt	152,319	152,748
Other noncurrent liabilities	129,440	130,460

Commitments and contingencies (Note 8)

Shareholders’ equity:
Common stock and paid-in capital (without par value) Issued - 17,295,860 in 2007 and 17,289,860 in 2006	88,290	88,263
Accumulated other comprehensive loss	(45,230)	(47,165)
Retained earnings	274,384	260,304

	317,444	301,402

Total liabilities and shareholders’ equity	$749,741	$744,793

See accompanying notes to the consolidated financial statements.

NEWMARKET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31
	2007	2006
Cash and cash equivalents at beginning of year	$60,300	$56,413

Cash flows from operating activities:
Net income	16,242	13,772
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and other amortization	7,577	7,491
Amortization of deferred financing costs	247	472
Noncash pension expense	2,658	3,344
Deferred income tax (benefit) expense	(996)	1,289
Working capital changes	6,169	(20,259)
Excess tax benefits from stock-based payment arrangements	—	(576)
Cash pension contributions	(3,961)	(3,399)
Proceeds from insurance settlement	—	4,200
Long-term receivable - TEL marketing agreements	(242)	696
Other, net	494	(681)

Cash provided from operating activities	28,188	6,349

Cash flows from investing activities:
Capital expenditures	(10,256)	(4,329)
Foundry Park I capital expenditures	(686)	—
Payment for acquisition of intangible asset	(2,150)	—
Payment for interest rate guarantee	(1,110)	—
Other, net	6	—

Cash used in investing activities	(14,196)	(4,329)

Cash flows from financing activities:
Repayment of 8.875% senior notes	(250)	—
Dividends	(2,162)	(2,148)
Change in book overdraft	819	(636)
Debt issuance costs	(94)	—
Proceeds from exercise of stock options	27	462
Excess tax benefits from stock-based payment arrangements	—	576
Payments on the capital lease	(168)	(159)

Cash used in financing activities	(1,828)	(1,905)

Effect of foreign exchange on cash and cash equivalents	437	(63)

Increase in cash and cash equivalents	12,601	52

Cash and cash equivalents at end of period	$72,901	$56,465

See accompanying notes to the consolidated financial statements.

NEWMARKET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Financial Statement Presentation

In the opinion of management, the accompanying consolidated financial statements of NewMarket Corporation and Subsidiaries contain all necessary adjustments for the fair presentation of, in all material respects, our consolidated financial position as of March 31, 2007, as well as our consolidated results of operations for the three-months ended March 31, 2007 and March 31, 2006 and our consolidated cash flows for the three-months ended March 31, 2007 and March 31, 2006. The financial statements are subject to normal year-end adjustments and do not include comprehensive footnotes. All adjustments are of a normal, recurring nature, unless otherwise disclosed. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the NewMarket Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (2006 Annual Report), as filed with the Securities and Exchange Commission (SEC). The results of operations for the three-month period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007. The December 31, 2006 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Unless the context otherwise requires, all references to “we,” “us,” “our,” the “Company” and “NewMarket” are to NewMarket Corporation and its consolidated subsidiaries.

At both March 31, 2007 and December 31, 2006, we had a book overdraft for some of our disbursement cash accounts. A book overdraft represents transactions that have not cleared the bank accounts at the end of the reporting period. We transfer cash on an as-needed basis to fund these items as they clear the bank in subsequent periods.

Cash dividends for the three-months ended March 31, 2007 totaled 12.5 cents per share and were declared on February 22, 2007 and paid on April 2, 2007. Cash dividends declared for the three-months ended March 31, 2006 also totaled 12.5 cents per share and were declared on February 23, 2006 and paid April 3, 2006.

2.	Asset Retirement Obligations

The following table illustrates the activity associated with our asset retirement obligations for the three-months ended March 31, 2007 and the year ended December 31, 2006.

	March 31 2007	December 31 2006
	(in thousands)
Asset retirement obligations, beginning of period	$5,268	$10,386
Accretion expense	153	690
Liabilities settled	(560)	(5,269)
Changes in expected cash flows and timing	713	(654)
Foreign currency impact	2	115

Asset retirement obligations, end of period	$5,576	$5,268

3.	Segment Information

The tables below show our consolidated net sales by segment, operating profit by segment (including a reconciliation of segment operating profit to income before income taxes), and depreciation and amortization by segment.

Net Sales by Segment

(in millions)

	Three Months Ended March 31
	2007	2006
Petroleum additives	$307.2	$299.5
Tetraethyl lead	2.6	2.4

Consolidated net sales	$309.8	$301.9

Segment Operating Profit

(in millions)

	Three Months Ended March 31
	2007	2006
Petroleum additives	$29.0	$25.7
Tetraethyl lead	1.9	0.2
Contract manufacturing and other	0.4	1.1

Segment operating profit	31.3	27.0
Corporate, general, and administrative expense	(3.9)	(3.0)
Interest and financing expenses, net	(3.0)	(3.9)
Other income, net	0.4	0.6

Income before income taxes	$24.8	$20.7

Depreciation and Amortization

(in millions)

	Three Months Ended March 31
	2007	2006
Petroleum additives	$6.3	$5.8
Tetraethyl lead	1.0	1.4
Other long-lived assets	0.3	0.3

Total depreciation and amortization	$7.6	$7.5

4.	Pension and Postretirement Plans

During the three-months ended March 31, 2007, we made contributions of approximately $2.1 million for domestic pension plans and approximately $600 thousand for domestic postretirement plans. We expect to make total contributions in 2007 of approximately $7 million for our domestic pension plans and $2 million for our domestic postretirement plans.

We made contributions of approximately $1.9 million for our foreign pension plans and approximately $20 thousand for a foreign postretirement plan during the three-months ended March 31, 2007. During 2007, we expect to make total contributions of approximately $8 million to our foreign pension plans and $100 thousand to our foreign postretirement plan.

The tables below present information on periodic benefit cost for our domestic and foreign pension and postretirement plans.

	Domestic
	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31
	2007	2006	2007	2006
	(in thousands)
Service cost	$1,183	$1,433	$361	$410
Interest cost	1,586	1,557	1,012	958
Expected return on plan assets	(1,701)	(1,564)	(471)	(471)
Amortization of prior service cost	8	114	(5)	(5)
Amortization of net loss	542	650	—	—

	$1,618	$2,190	$897	$892

	Foreign
	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31
	2007	2006	2007	2006
	(in thousands)
Service cost	$701	$637	$4	$4
Interest cost	1,251	1,036	28	28
Expected return on plan assets	(1,296)	(947)	—	—
Amortization of prior service cost	19	76	—	—
Amortization of transition asset	(8)	(9)	11	16
Amortization of net loss	373	361	15	13

	$1,040	$1,154	$58	$61

5.	Earnings Per Share

Basic and diluted earnings per share are calculated as shown in the table below. Options are not included in the computation of diluted earnings per share when the option exercise price exceeds the average market price of the underlying common share, as the impact on earnings per share would be anti-dilutive.

At March 31, 2006, there were outstanding options to purchase 50,000 shares of NewMarket common stock at an exercise price of $44.375 per share. For the three-months ended March 31, 2006, these options were not included in the computation of diluted earnings per share due to their anti-dilutive impact. At March 31, 2007, we had no anti-dilutive options that were excluded from the calculation of earnings per share.

	Three Months Ended March 31
	2007	2006
	(in thousands, except per share amounts)
Basic earnings per share
Numerator:
Net income, as reported	$16,242	$13,772

Denominator:
Average number of shares of common stock outstanding	17,294	17,122

Basic earnings per share	$.94	$.80

Diluted earnings per share
Numerator:
Net income, as reported	$16,242	$13,772

Denominator:
Average number of shares of common stock outstanding	17,294	17,122
Shares issuable upon exercise of stock options	118	272

Total shares	17,412	17,394

Diluted earnings per share	$.93	$.79

6.	Intangibles, net of amortization

The following table provides certain information related to our intangible assets. All of the intangibles relate to the petroleum additives segment.

	Identifiable Intangibles
	March 31 2007		December 31 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Amortizing intangible assets
Formulas	$85,910	$45,561	$85,910	$44,430
Contracts	10,376	555	10,376	148

	$96,286	$46,116	$96,286	$44,578

Aggregate amortization expense		$1,538		$4,673

Estimated annual amortization expense related to our intangible assets for the next five years is expected to be: (in thousands)

• 2007	$6,152
• 2008	$6,152
• 2009	$6,152
• 2010	$6,152
• 2011	$6,079

We amortize the cost of intangible assets by the straight-line method over their economic lives. We generally amortize contracts over a period of five years to ten years. We generally amortize formulas over 20 years.

7.	Long-term Debt

Long-term debt consisted of the following:

	March 31 2007	December 31 2006
	(in thousands)
Senior notes - 7.125% due 2016	$150,000	$150,000
Senior notes - 8.875% due 2010	—	250
Capital lease obligations	3,021	3,189

	153,021	153,439
Current maturities of long-term debt	(702)	(691)

	$152,319	$152,748

8.	Contractual Commitments and Contingencies

Except as discussed in the following paragraph, there have been no significant changes in our contractual commitments from those reported in our 2006 Annual Report.

On February 26, 2007, Foundry Park I, LLC (Foundry Park I), a wholly-owned subsidiary of NewMarket Development Corporation, agreed to an application with Principal Commercial Funding II, LLC for a mortgage loan in the approximate principal amount of $116 million related to the construction of a multi-story office building for MeadWestvaco Corporation (MeadWestvaco). We expect that the mortgage loan will be executed in 2009 at the completion of the construction. In addition, Foundry Park I entered into a rate lock agreement to lock an interest rate on $105 million of the above referenced application amount. The interest rate on the remaining $11 million of debt will be determined at a later date. NewMarket Corporation guaranteed the funding of the interest rate lock agreement.

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

Innospec Inc. - On August 16, 2006, Ethyl filed a request for arbitration against a subsidiary of Innospec Inc. (Innospec). This arbitration is related to a long-standing supply agreement that requires the Innospec subsidiary to supply Ethyl with TEL for resale by Ethyl in the United States (the U.S. Supply Agreement). The request was filed pursuant to the rules of the London Court of International Arbitration. Ethyl filed this request because it believes that Innospec has violated the U.S. Supply Agreement by attempting to increase the price it charges Ethyl for TEL in the United States in a manner not in accordance with the contract. As such, we have not recorded an accrual of these costs. The difference in prices that Innospec is claiming and has billed is approximately $1.7 million for product supplied through September 30, 2006. It is estimated that if the same factors were applied to TEL supplied through the first quarter 2007, the additional amount would be approximately $2.4 million. We have placed $1.7 million for product supplied through September 30, 2006 in an escrow account pending resolution of the arbitration. We are confident in our position and believe we will prevail.

After the commencement of the above arbitration, Ethyl received three requests for arbitration filed by three subsidiaries of Innospec. The Innospec requests were filed on October 2, 2006, pursuant to the rules of the London Court of International Arbitration and allegedly pursuant to long-standing marketing and supply agreements between Ethyl or its subsidiaries and subsidiaries of Innospec for the sale of TEL outside of the United States. Innospec is claiming the right to terminate the agreements and is seeking damages. Although these marketing and supply agreements relate only to TEL, Innospec contends that the agreements impose certain duties that were breached by the sales and marketing of MMT® in Iraq and South Africa by affiliates of Ethyl. Ethyl will vigorously defend the cases and believes it will ultimately prevail in these arbitrations. Therefore, no accrual has been recorded.

Environmental

During 2000, the EPA named us as a potentially responsible party (PRP) under Superfund law for the clean-up of soil and groundwater contamination at the Sauget Area 2 Site in Sauget, Illinois. Without admitting any fact, responsibility, fault, or liability in connection with this site, we are participating with other PRPs in site investigations and feasibility studies.

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

At a former TEL plant site located in the state of Louisiana, we have substantially completed environmental remediation and will be monitoring the site for an extended period. The accrual for this site was $9 million at both March 31, 2007 and December 31, 2006. We based these amounts on the best estimate of future costs discounted at approximately 3% in both 2007 and 2006. We incorporated an inflation factor in determining the discount rate. The remaining environmental liabilities are not discounted. At a plant site in Houston, Texas, we have an accrual of $7 million for environmental remediation, dismantling, and decontamination at both March 31, 2007 and December 31, 2006. Included in this amount is $3 million at both March 31, 2007 and December 31, 2006 for site remediation.

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

Our total accruals for environmental remediation were approximately $19 million at both March 31, 2007 and December 31, 2006. In addition to the accruals for environmental remediation, we also have accruals for dismantling and decommissioning costs of $3 million at both March 31, 2007 and December 31, 2006.

9.	Comprehensive Income and Accumulated Other Comprehensive Loss

The components of comprehensive income consist of the following:

	Three Months Ended March 31
	2007	2006
	(in thousands)
Net income	$16,242	$13,772
Other comprehensive income, net of tax
Pension plans and other postretirement benefits adjustments	548	—
Unrealized gain on derivative instruments	57	—
Foreign currency translation adjustments	1,330	610

Other comprehensive income	1,935	610

Comprehensive income	$18,177	$14,382

The components of accumulated other comprehensive loss consist of the following:

	March 31 2007	December 31 2006
	(in thousands)
Accumulated loss on derivative instruments	$(72)	$(129)
Pension plans and other postretirement benefits adjustments	(41,846)	(42,394)
Foreign currency translation adjustments	(3,312)	(4,642)

Accumulated other comprehensive loss	$(45,230)	$(47,165)

10.	Income Taxes

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007 and at March 31, 2007, we had $2.9 million of gross unrecognized tax benefits. Of that amount, $2.5 million would affect our effective tax rate if recognized.

We recognize accrued interest and penalties associated with uncertain tax positions as part of other income, net on our Consolidated Statements of Income. As of January 1, 2007, we had approximately $500 thousand of accrued interest related to uncertain tax positions.

We expect the amount of unrecognized tax benefits to change in the next 12 months; however, we do not expect the change to be material.

Our U.S. subsidiaries join in the filing of a U.S. federal consolidated income tax return. The Internal Revenue Service (IRS) concluded its examination of our consolidated federal income tax returns for the years 2001 through 2003 and issued final Revenue Agents Reports (RAR) during 2006 for these years. The U.S. federal statute of limitations remains open for the years 2004 and forward. There are no years currently under examination by the IRS. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from three to five years. Years still open to examination by foreign tax authorities in major jurisdictions include, the United Kingdom (2003 and forward), Singapore (2001 and forward), Japan (2002 and forward), Belgium (2005 and forward), and Canada (2002 and forward). We are currently under examination in various U.S. state and foreign jurisdictions.

11.	Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (SFAS 157). The standard defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. The standard is effective for fiscal years beginning after November 15, 2007. We are evaluating the impact of the adoption of SFAS 157 on our financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits companies to choose to measure certain financial instruments and other items at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. The standard is effective for fiscal years beginning after November 15, 2007. We are evaluating the impact of the adoption of SFAS 159 on our financial statements.

12.	Consolidating Financial Information

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
Gamble’s Hill Tredegar, LLC

We conduct all of our business and derive primarily all of our income from our subsidiaries. Therefore, our ability to make payments on the senior notes or other obligations is dependent on the earnings and the distribution of funds from our subsidiaries. There are no restrictions on the ability of any of our domestic subsidiaries to transfer funds to the Parent Company.

The following sets forth the Consolidating Statements of Income for the three-months ended March 31, 2007 and March 31, 2006, Consolidating Balance Sheets as of March 31, 2007 and December 31, 2006 and Condensed Consolidating Statements of Cash Flows for the three-months ended March 31, 2007 and March 31, 2006 for the Parent Company, the Guarantor Subsidiaries and Non-Guarantor Subsidiaries. The financial information is based on our understanding of the SEC’s interpretation and application of Rule 3-10 of the SEC Regulation S-X.

The financial information may not necessarily be indicative of results of operations or financial position had the Guarantor Subsidiaries or Non-Guarantor Subsidiaries operated as independent entities. The Parent Company accounts for investments in these subsidiaries using the equity method.

NewMarket Corporation and Subsidiaries

Consolidating Statements of Income

Three Months Ended March 31, 2007

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$—	$224,374	$152,369	$(66,947)	$309,796
Cost of goods sold	77	171,942	132,343	(63,995)	240,367

Gross profit	(77)	52,432	20,026	(2,952)	69,429

Operating profit from TEL marketing agreements services	—	(770)	4,251	—	3,481
Intercompany service fee income (expense) from TEL marketing agreements	—	3,673	(3,673)	—	—

Selling, general, and administrative expenses	2,186	19,823	4,746	—	26,755
Research, development, and testing expenses	—	15,019	3,792	—	18,811

Operating profit	(2,263)	20,493	12,066	(2,952)	27,344

Interest and financing expenses, net	2,997	(237)	202	—	2,962
Other income (expense), net	292	139	(41)	—	390

Income before income taxes and equity income of subsidiaries	(4,968)	20,869	11,823	(2,952)	24,772
Income tax (benefit) expense	(2,279)	7,921	3,996	(1,108)	8,530
Equity income of subsidiaries	18,931	—	—	(18,931)	—

Net income	$16,242	$12,948	$7,827	$(20,775)	$16,242

NewMarket Corporation and Subsidiaries

Consolidating Statements of Income

Three Months Ended March 31, 2006

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$—	$231,009	$148,920	$(77,979)	$301,950
Cost of goods sold	—	182,764	132,131	(76,949)	237,946

Gross profit	—	48,245	16,789	(1,030)	64,004

Operating profit from TEL marketing agreements services	—	(700)	2,038	—	1,338
Intercompany service fee income (expense) from TEL marketing agreements	—	2,698	(2,698)	—	—

Selling, general, and administrative expenses	911	19,458	4,429	—	24,798
Research, development, and testing expenses	—	12,866	3,700	—	16,566

Operating (loss) profit	(911)	17,919	8,000	(1,030)	23,978

Interest and financing expenses (income), net	3,891	(120)	135	—	3,906
Other income, net	243	44	310	—	597

(Loss) income before income taxes and equity income of subsidiaries	(4,559)	18,083	8,175	(1,030)	20,669
Income tax (benefit) expense	(1,594)	6,116	2,764	(389)	6,897
Equity income of subsidiaries	16,737	—	—	(16,737)	—

Net income	$13,772	$11,967	$5,411	$(17,378)	$13,772

NewMarket Corporation and Subsidiaries

Consolidating Balance Sheets

March 31, 2007

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$34,618	$12,780	$25,503	$—	$72,901
Restricted cash	210	—	—	—	210
Trade and other accounts receivable, net	2,669	87,275	95,579	—	185,523
Amounts due from affiliated companies	—	167,435	33,900	(201,335)	—
Inventories	—	99,823	94,010	(13,443)	180,390
Deferred income taxes	1,825	5,225	792	5,085	12,927
Prepaid expenses	2,642	4,392	1,531	—	8,565

Total current assets	41,964	376,930	251,315	(209,693)	460,516

Amounts due from affiliated companies	—	18,001	—	(18,001)	—
Property, plant and equipment, at cost	—	626,999	139,585	—	766,584
Less accumulated depreciation & amortization	—	478,755	116,901	—	595,656

Net property, plant and equipment	—	148,244	22,684	—	170,928

Investment in consolidated subsidiaries	559,631	—	—	(559,631)	—
Prepaid pension cost	—	—	103	—	103
Deferred income taxes	28,845	(1,057)	1,489	—	29,277
Other assets and deferred charges	6,778	10,924	21,045	—	38,747
Intangibles, net of amortization	—	50,170	—	—	50,170

Total assets	$637,218	$603,212	$296,636	$(787,325)	$749,741

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$65	$56,114	$27,439	$—	$83,618
Accrued expenses	9,358	27,251	11,200	—	47,809
Dividends payable	2,162	—	—	—	2,162
Book overdraft	115	3,253	—	—	3,368
Amounts due to affiliated companies	90,239	41,320	69,776	(201,335)	—
Long-term debt, current portion	—	702	—	—	702
Income taxes payable	(4,410)	10,885	6,404	—	12,879

Total current liabilities	97,529	139,525	114,819	(201,335)	150,538

Long-term debt	150,000	2,319	—	—	152,319
Amounts due to affiliated companies	—	—	18,001	(18,001)	—
Other noncurrent liabilities	72,245	36,537	20,658	—	129,440

Total liabilities	319,774	178,381	153,478	(219,336)	432,297

Shareholders’ equity:
Common stock and paid-in capital	88,290	236,176	76,763	(312,939)	88,290
Accumulated other comprehensive loss	(45,230)	(8,297)	(21,420)	29,717	(45,230)
Retained earnings	274,384	196,952	87,815	(284,767)	274,384

Total shareholders’ equity	317,444	424,831	143,158	(567,989)	317,444

Total liabilities and shareholders’ equity	$637,218	$603,212	$296,636	$(787,325)	$749,741

NewMarket Corporation and Subsidiaries

Consolidating Balance Sheets

December 31, 2006

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$19,688	$8,211	$32,401	$—	$60,300
Restricted cash	240	—	—	—	240
Trade and other accounts receivable, net	9,686	87,971	100,586	—	198,243
Amounts due from affiliated companies	—	164,649	36,037	(200,686)	—
Inventories	—	99,967	96,105	(10,491)	185,581
Deferred income taxes	1,825	5,589	887	3,976	12,277
Prepaid expenses	2,259	2,022	1,038	—	5,319

Total current assets	33,698	368,409	267,054	(207,201)	461,960

Amounts due from affiliated companies	—	17,744	—	(17,744)	—
Property, plant and equipment, at cost	—	614,592	136,763	—	751,355
Less accumulated depreciation & amortization	—	474,758	114,483	—	589,241

Net property, plant and equipment	—	139,834	22,280	—	162,114

Investment in consolidated subsidiaries	539,014	—	—	(539,014)	—
Prepaid pension cost	—	—	85	—	85
Deferred income taxes	28,254	(522)	2,356	—	30,088
Other assets and deferred charges	6,886	10,126	21,826	—	38,838
Intangibles, net of amortization	—	51,708	—	—	51,708

Total assets	$607,852	$587,299	$313,601	$(763,959)	$744,793

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$197	$50,269	$31,157	$—	$81,623
Accrued expenses	5,996	36,896	16,800	—	59,692
Dividends payable	2,162	—	—	—	2,162
Book overdraft	8	2,541	—	—	2,549
Amounts due to affiliated companies	78,034	42,656	79,997	(200,687)	—
Long-term debt, current portion	—	691	—	—	691
Income taxes payable	853	4,719	7,894	—	13,466

Total current liabilities	87,250	137,772	135,848	(200,687)	160,183

Long-term debt	150,250	2,498	—	—	152,748
Amounts due to affiliated companies	—	2,346	15,398	(17,744)	—
Other noncurrent liabilities	68,950	39,856	21,654	—	130,460

Total liabilities	306,450	182,472	172,900	(218,431)	443,391

Shareholders’ equity:
Common stock and paid-in capital	88,263	238,949	75,189	(314,138)	88,263
Accumulated other comprehensive loss	(47,165)	(8,780)	(22,624)	31,404	(47,165)
Retained earnings	260,304	174,658	88,136	(262,794)	260,304

Total shareholders’ equity	301,402	404,827	140,701	(545,528)	301,402

Total liabilities and shareholders’ equity	$607,852	$587,299	$313,601	$(763,959)	$744,793

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 31, 2007

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash provided from operating activities	$5,302	$28,729	$(5,843)	$—	$28,188

Cash flows from investing activities
Capital expenditures	—	(8,868)	(1,388)	—	(10,256)
Foundry Park I capital expenditures	—	(686)	—	—	(686)
Payment for acquisition of intangible asset	—	(2,150)	—	—	(2,150)
Payment for interest rate guarantee		(1,110)	—	—	(1,110)
Cash dividends from subsidiaries	18,750	—	—	(18,750)	—
Increase in intercompany loans	(6,750)	—	—	6,750	—
Other, net	—	6	—	—	6

Cash provided from (used in) investing activities	12,000	(12,808)	(1,388)	(12,000)	(14,196)

Cash flows from financing activities
Repayment of 8.875% senior notes	(250)	—	—	—	(250)
Dividends	(2,162)	(18,750)	—	18,750	(2,162)
Change in book overdraft	107	712	—	—	819
Debt issuance costs	(94)		—	—	(94)
Proceeds from exercise of stock options	27	—	—	—	27
Financing from affiliated companies	—	6,750	—	(6,750)	—
Payment on the capital lease	—	(168)	—	—	(168)

Cash used in financing activities	(2,372)	(11,456)	—	12,000	(1,828)

Effect of foreign exchange on cash and cash equivalents	—	104	333	—	437

Increase (decrease) in cash and cash equivalents	14,930	4,569	(6,898)	—	12,601

Cash and cash equivalents at beginning of year	19,688	8,211	32,401	—	60,300

Cash and cash equivalents at end of period	$34,618	$12,780	$25,503	$—	$72,901

NewMarket Corporation and Subsidiaries

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 31, 2006

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash (used in) provided from operating activities	$(10,032)	$17,153	$(772)	$—	$6,349

Cash flows from investing activities
Capital expenditures	—	(3,333)	(996)	—	(4,329)
Increase in intercompany loans	(3,225)	—	—	3,225	—
Cash dividends from subsidiaries	19,400	—	—	(19,400)	—

Cash provided from (used in) investing activities	16,175	(3,333)	(996)	(16,175)	(4,329)

Cash flows from financing activities
Dividends	(2,148)	(19,400)	—	19,400	(2,148)
Change in book overdraft	23	(659)	—	—	(636)
Financing from affiliated companies	—	3,225	—	(3,225)	—
Proceeds from exercise of stock options	462	—	—	—	462
Excess tax benefits from stock-based payment arrangements	576	—	—	—	576
Payment on the capital lease	—	(159)	—	—	(159)

Cash used in financing activities	(1,087)	(16,993)	—	16,175	(1,905)

Effect of foreign exchange on cash and cash equivalents	—	512	(575)	—	(63)

Increase (decrease) in cash and cash equivalents	5,056	(2,661)	(2,343)	—	52
Cash and cash equivalents at beginning of year	26,973	8,760	20,680	—	56,413

Cash and cash equivalents at end of period	$32,029	$6,099	$18,337	$—	$56,465

14.	Subsequent Event

On April 26, 2007, our Board of Directors declared a quarterly dividend in the amount of 12.5 cents per share on our common stock. The dividend is payable July 1, 2007 to shareholders of record at the close of business on June 15, 2007.

On April 9, 2007, Foundry Park I entered into a loan agreement to borrow up to $7 million. The loan bears interest at LIBOR plus 140 basis points and is due on June 30, 2007. The loan is a bridge loan for cash requirements related to the construction of the office building for MeadWestvaco and will be repaid when the construction loan is finalized in the second quarter 2007.

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

These factors include, but are not limited to, timing of sales orders, gain or loss of significant customers, competition from other manufacturers, resolution of environmental liabilities, changes in the demand for our products, significant changes in new product introduction, increases in product cost, Innospec’s noncompliance with the terms of the TEL marketing and supply agreement, our failure to prevail in our arbitrations with Innospec, the impact of fluctuations in foreign exchange rates on reported results of operations, changes in various markets, geopolitical risks in certain of the countries in which we conduct business, the impact of consolidation of the petroleum additives industry, and other factors detailed from time to time in the reports we file with the SEC, including the risk factors in Item 1A, “Risk Factors,” in the 2006 Annual Report. Readers are urged to review and consider carefully the disclosure we make in our filings with the SEC.

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

Overview

First-quarter 2007 reflected improvements in net sales, as well as operating profit in the petroleum additives segment as compared to first-quarter 2006. We have introduced more cost-effective product solutions for our customers and have realized improved margins from these product solutions in our results. We have also realized the benefit from price increases which were instituted during 2006. Our production facilities continue to operate at high levels. The TEL segment results were improved over first-quarter last year, but we continue to expect lower results for the entire year.

Our balance sheet remains strong at March 31, 2007, and we continue to have no outstanding bank debt. We have also begun to recognize the benefit of our new debt structure through lower interest and financing expense.

Results of Operations

Net Sales

Our consolidated net sales for the first-quarter 2007 amounted to $309.8 million, representing an increase of 3% from the 2006 level of $301.9 million. The table below shows our consolidated net sales by segment.

Net Sales by Segment

(in millions)

	Three Months Ended March 31
	2007	2006
Petroleum additives	$307.2	$299.5
Tetraethyl lead	2.6	2.4

Consolidated net sales	$309.8	$301.9

Petroleum Additives Segment

Petroleum additives net sales in the first-quarter 2007 of $307.2 million were up $7.7 million, or approximately 3%, from $299.5 million in the first-quarter 2006. Total shipments for the first-quarter 2007 were down approximately 10% compared to first-quarter 2006. While first-quarter 2007 shipments were slightly below our expectations, the volumes were within the range of normal variations that are typical for this time of year. We believe there were some inventory adjustments made by our customers over the past two quarters, and we expect shipments to improve in the second quarter.

Although the volume of product shipments had a negative impact on net sales, the overall mix of products sold and higher selling prices resulted in the increase in net sales between the two first-quarter periods. We continue, through our research and development efforts, to produce more efficient product formulations, which results in both a different mix of products sold, as well as lower volumes shipped. These more efficient product formulations result in more cost-effective product solutions for our customers, as well as higher margin product sales for us.

The approximate components of the petroleum additives increase in net sales of $7.7 million between the two first-quarter periods are shown below (in millions):

Three Months
Period ended March 31, 2006	$299.5
Change in shipments and product mix	(19.4)
Changes in selling prices, net of unfavorable foreign currency impact	27.1

Period ended March 31, 2007	$307.2

Tetraethyl Lead Segment

Most of the TEL marketing activity is through marketing agreements with Innospec, under which we do not record the sales transactions. Therefore, the TEL net sales shown in the table above are those made by our wholly-owned subsidiary, Ethyl, in areas not covered by the Innospec marketing agreements. The sales made in areas not covered by the Innospec marketing agreements are minor compared to the TEL sales made through the Innospec marketing agreements. The TEL net sales for the first-quarter 2007 were essentially the same as the 2006 period.

Segment Operating Profit

NewMarket evaluates the performance of the petroleum additives business and the TEL business based on segment operating profit. NewMarket Services Corporation (NewMarket Services) departments and other expenses are billed to Afton Corporation (Afton) and Ethyl based on the services provided under the holding company structure pursuant to services agreements between NewMarket Services and Afton and NewMarket Services and Ethyl. Depreciation on segment property, plant, and equipment, amortization of segment intangible assets, and the prepayment for services are included in the operating profit of each segment.

The table below reports operating profit by segment for the three-months ended March 31, 2007 and March 31, 2006. The “Contract manufacturing and other” classification in the table below primarily represents certain manufacturing operations that Ethyl provides to Afton.

Segment Operating Profit

(in millions)

	Three Months Ended March 31
	2007	2006
Petroleum additives	$29.0	$25.7

Tetraethyl lead	$1.9	$0.2

Contract manufacturing and other	$0.4	$1.1

Petroleum Additives Segment

First-quarter 2007 vs. First-quarter 2006 - Petroleum additives operating profit improved to $29.0 million from $25.7 million when comparing the 2007 and 2006 first-quarter periods. The improved profit is reflected across most product lines.

Net sales were approximately 3% higher, while total shipments were down about 10% when comparing first-quarter 2007 and first-quarter 2006. Despite the lower volumes shipped, the higher operating profit resulted from several factors. We are recognizing the benefit of our progress in restoring margins on certain products through the introduction of more cost effective product formulations for our customers. These improved product formulations lower both our cost, as well as our customers’ costs. We are also recognizing the benefit of price increases achieved during 2006. In addition to the improved pricing, we are selling a product mix with higher profit margins.

Selling, general, and administrative (SG&A) expenses were approximately $900 thousand higher when comparing the two first-quarter periods. The increase was primarily the result of higher personnel-related costs. In addition, research, development, and testing (R&D) expenses increased $2.2 million from the first-quarter 2006. As a percentage of net sales, SG&A expenses combined with R&D expenses, increased from 12.3% for the first-quarter 2006 to 13.0% for the same period this year. This increase reflects higher combined SG&A and R&D expenses, partially offset by the increase in net sales.

TEL Segment

Results of our TEL segment include the operating profit contribution from our marketing agreements with Innospec, as well as certain TEL operations not included in the Innospec marketing agreements.

The operating profit from our marketing agreements for the first-quarter 2007 was $3.5 million, which was $2.1 million higher than the first-quarter last year. The improvement in operating profit in first quarter 2007 reflects both improved pricing and higher shipments. However, we believe the increase in shipments is predominantly due to the timing of customer orders. We continue to expect lower shipments for 2007 as compared to 2006. We also expect the improvement in pricing in 2007 will be completely offset by the anticipated reduction in shipments resulting in lower TEL earnings in 2007 than in 2006. The TEL market continues to decline as customers discontinue use of the product. Amortization of the prepayment for services was approximately $400 thousand lower for the first-quarter 2007 as compared to first-quarter 2006. This reduction in amortization reflects the declining balance method of amortization.

Other TEL operations not included in the marketing agreements were approximately $500 thousand lower when comparing first-quarter 2007 to first-quarter 2006. The other TEL operations results for both the first-quarter periods include charges for environmental sites, as well as premises asbestos reserves. The first-quarter 2007 reflects slightly higher asbestos and environmental charges when compared to first-quarter 2006.

See Part II, Item 1, “Legal Proceedings,” for information on the arbitration proceedings between Ethyl and Innospec.

The following discussion references the Consolidated Financial Statements beginning on page 3 of this Quarterly Report on Form 10-Q.

Interest and Financing Expenses, Net

First-quarter 2007 interest and financing expenses were $3.0 million, while first-quarter 2006 interest and financing expenses were $3.9 million. The decrease reflects lower interest, as well as lower fees and amortization of deferred financing costs resulting from the restructuring of our debt. In December 2006, we purchased substantially all of our 8.875% senior notes in a tender offer and issued $150 million of 7.125% senior notes. Our total debt was essentially unchanged between the two first-quarter periods.

Other Income, Net

Other income, net was $400 thousand income for the first-quarter 2007 compared to $600 thousand income for the first-quarter 2006. Both periods were comprised of a number of individually immaterial items.

Income Taxes

Income taxes were $8.5 million for the first-quarter 2007 and $6.9 million for the first-quarter 2006. The effective tax rate was 34.4% for the first-quarter 2007 and 33.4% for the first-quarter 2006. The increase in income before income taxes from 2006 to 2007 resulted in an increase of $1.4 million in income taxes in the first-quarter 2007, while the increase in the effective tax rate between

2006 and 2007 resulted in an additional increase in tax expense of $200 thousand. The 2006 income tax rate includes a favorable impact from the Extraterritorial Income Exclusion benefit. For 2007 and future years, no benefit will be included as the benefit has been repealed by Congress.

Our deferred taxes are in a net asset position. Based on our current projections, we believe that we will recover the full benefit of our deferred tax assets, and have therefore not recorded a valuation allowance.

Net Income

Our net income for the first-quarter 2007 was $16.2 million or $0.93 per diluted share. This compares to net income for first-quarter 2006 of $13.8 million or $0.79 per diluted share.

Cash Flows, Financial Condition, and Liquidity

Cash and cash equivalents at March 31, 2007 were $72.9 million, which was an increase of $12.6 million since December 31, 2006 and included a $400 thousand favorable impact from foreign currency translation. Cash flows from operating activities for the three-months 2007 were $28.2 million. We used these cash flows to fund $10.9 million of capital expenditures, $2.2 million of dividends on our common stock, $2.2 million for a payment on the fourth quarter 2006 acquisition of an intangible asset, and $1.1 million for a deposit on an interest rate guarantee related to the construction of the office building by Foundry Park I. Our book overdraft increased $800 thousand.

Excluding the expenditures for the construction of the office building by Foundry Park I, we expect that cash from operations, together with borrowing available under our senior credit facility, will continue to be sufficient to cover our operating expenses and planned capital expenditures for the foreseeable future. For more information on the construction of the office building by Foundry Park I, see “Recent Developments” in Part I, Item 1 of our 2006 Annual Report.

Cash

We had restricted cash of $200 thousand at both March 31, 2007 and December 31, 2006. In addition, we also had restricted funds of $1.1 million at March 31, 2007 and $1.0 million at December 31, 2006, which were recorded as a long-term asset in other assets. Of these total restricted cash and funds, $700 thousand at both March 31, 2007 and December 31, 2006 was cash received from Metropolitan Life Insurance Company (Metropolitan) during 2005 and 2003. The funds from Metropolitan are used to reduce the employee portion of retiree health benefits costs. The remaining restricted cash and funds for both periods represents monies related to the issuance of a European bank guarantee.

Debt

Except for the February 2007 redemption of $250 thousand of the remaining outstanding 8.875% senior notes, our debt position is substantially unchanged since December 31, 2006. At March 31, 2007, we have outstanding senior notes in the aggregate principal amount of $150 million that bear interest at a fixed rate of 7.125% and are due in 2016. In April 2007, we commenced an offer to exchange up to $150 million of 7.125% senior notes due 2016 that have been registered under the Securities Act of 1933 for a like principal amount of our outstanding 7.125% senior notes that were issued in December 2006 and that were not registered under the Securities Act.

We also have a $100 million revolving credit facility that bears interest at variable rates and is for general corporate purposes. The revolving credit facility includes an option to increase the commitment amount by $50 million, and also includes a $50 million sub-facility for letters of credit. The facility matures on December 21, 2011. There were no borrowings outstanding at March 31, 2007 under the revolving credit facility. We had outstanding letters of credit of $3.5 million at March 31, 2007, resulting in the unused portion of the revolver amounting to $96.5 million.

Both the senior notes and the revolving credit facility contain covenants, representation, and events of default that management considers typical of credit agreements of this nature. We were in compliance with these covenants as of both March 31, 2007 and December 31, 2006.

We had total long-term debt, including the current portion, of $153.0 million at March 31, 2007, representing a decrease of approximately $400 thousand in our total debt since December 31, 2006. The decrease resulted from the redemption of the remaining $250 thousand of 8.875% senior notes and payments on capital leases.

As a percentage of total capitalization (total long-term debt and shareholders’ equity), our total debt decreased from 33.7% at the end of 2006 to 32.5% at March 31, 2007. The lower percentage was primarily the result of the increase in shareholders’ equity due to earnings, as well as the small pay-down of debt. Normally, we repay any outstanding long-term debt with cash from operations and with proceeds from occasional sales of business units, plant sites, or other assets.

On February 26, 2007, Foundry Park I agreed to an application with Principal Commercial Funding II, LLC for a mortgage loan in the approximate principal amount of $116 million related to the construction of a multi-story office building for MeadWestvaco. We expect that the mortgage loan will be executed in 2009 at the completion of the construction. For more information on the construction of the office building by Foundry Park I, see “Recent Developments” in Part I, Item 1 of the 2006 Annual Report. In addition, Foundry Park I entered into a rate lock agreement to lock an interest rate on $105 million of the above referenced application amount. The interest rate on the remaining $11 million of debt will be determined at a later date. NewMarket Corporation guaranteed the funding of the interest rate lock agreement.

Capital Expenditures

Excluding the expenditures for the office building by Foundry Park I, we funded capital expenditures of $10.3 million through March 31, 2007. We estimate our total capital spending during 2007, excluding the capital expenditures by Foundry Park I, will be approximately $30 million. We expect to continue to finance capital spending through cash on hand and cash provided from operations, together with borrowing available under our senior credit facility.

We funded projected-related capital expenditures of $700 thousand related to the Foundry Park I project during first-quarter 2007. We expect to borrow 85% of the total cost of construction. For more information on the construction of the office building by Foundry Park I, see “Recent Developments” in Part I, Item 1 of our 2006 Annual Report.

Working Capital

We had working capital at March 31, 2007, of $310.0 million, resulting in a current ratio of 3.06 to 1. At December 31, 2006, working capital was $301.8 million and the current ratio was 2.88 to 1. The increase in working capital primarily reflects higher cash and lower accrued expenses, offset by decreases in accounts receivable and inventories. The reduction in accrued expenses results primarily from the payment of certain expenses, including personnel-related and product-related costs. The decrease in inventories results from the planned reduction of certain products, while the decrease in accounts receivables results from the collection of an outstanding income tax receivable, as well as a reduction in the days our sales are outstanding.

Critical Accounting Policies

It is our goal to clearly present our financial information in a manner that enhances the understanding of our sources of earnings and our financial condition. We do this by including the information required by the SEC, as well as additional information that gives further insight into our financial operations.

This report, as well as the 2006 Annual Report, includes a discussion of our accounting principles, as well as methods and estimates used in the preparation of our financial statements. We believe these discussions and financial statements fairly represent the financial position and operating results of our company in all material respects. The purpose of this portion of our discussion is to further emphasize some of the more critical areas where a significant change in facts and circumstances in our operating and financial environment might cause a change in reported financial results.

TEL Marketing Agreements Services

As discussed in the 2006 Annual Report, we have made certain prepayments related to our TEL marketing agreements. The unamortized total at March 31, 2007 for these prepayments was $7.2 million. We are amortizing these costs on an accelerated basis using a declining balance method over the life of the contracts. We believe this is the appropriate methodology and time period for this amortization based on the facts and circumstances of our TEL operations and the estimated product life of TEL. The customer base of TEL is significantly concentrated in a few countries and when conditions change that cause a shorter product life or other restrictions outside our control, the amortization period is adjusted accordingly. Any adjustment to the amortization period would impact earnings, but would have no effect on cash flows. We continue to keep our accounting for these prepayments current with the business conditions.

Intangibles, Net of Amortization

We also had certain identifiable intangibles amounting to $50.2 million at March 31, 2007. These intangibles relate to our petroleum additives business and are being amortized over periods with up to 9  1/2 years of remaining life. We continue to assess the market related to these intangibles, as well as their specific values, and believe the amortization periods and values are appropriate. We also evaluate these intangibles for any potential impairment when significant events or circumstances occur that might impair the value of these assets. These evaluations continue to support the value at which these identifiable intangibles are carried on our financial statements. However, if conditions were to deteriorate substantially in this market, it could possibly cause a reduction in the periods of this amortization charge or could possibly result in a noncash write-off of a portion of the intangibles’ carrying value. A reduction in the amortization period would have no effect on cash flows. We do not anticipate such a change in the market conditions.

Environmental

We have made disclosure of our environmental issues in Part I, Item 1 of the 2006 Annual Report, as well as in the Notes to Consolidated Financial Statements included in the 2006 Annual Report. We have made additional disclosures in Part I, Item 1 of this Form 10-Q. We believe our environmental accruals are appropriate for the exposures and regulatory guidelines under which we currently operate. While we currently do not anticipate significant changes to the many factors that could impact our environmental requirements, we continue to keep our accruals consistent with these requirements as they change.

Also, as noted in the discussion of “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q and Part I, Item 3 of the 2006 Annual Report, while it is not possible to predict or determine the outcome of any legal proceeding, it is our opinion, based on our current knowledge, that we will not experience materially adverse effects on our results of operations or financial condition as a result of any pending or threatened proceeding.

Pension Plans and Other Postretirement Benefits

We use significant assumptions to record the impact of the pension and postretirement plans in the financial statements. These assumptions include the discount rate, expected long-term rate of return, rate of compensation increase, and health care cost trend rate. A change in any one of these assumptions could result in different results for the plans. We develop these assumptions after considering available information that we deem relevant. Information is provided on the pension and postretirement plans in Note 18 of the 2006 Annual Report. In addition, further disclosure on the impact of changes in these assumptions is provided in the “Financial Position and Liquidity” section of Part II, Item 7 of the 2006 Annual Report.

Income Taxes

We file consolidated U.S. federal income and both consolidated and individual state income tax returns, as well as individual foreign income tax returns, under which assumptions may be made to determine the deductibility of certain costs. We make estimates related to the impact of tax positions taken on our financial statements when we believe the tax position is likely to be upheld on audit. In addition, we make certain assumptions in the determination of the estimated future recovery of deferred tax assets.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (SFAS 157). The standard defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. The standard is effective for fiscal years beginning after November 15, 2007. We are evaluating the impact of the adoption of SFAS 157 on our financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits companies to choose to measure certain financial instruments and other items at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. The standard is effective for fiscal years beginning after November 15, 2007. We are evaluating the impact of the adoption of SFAS 159 on our financial statements.

Outlook

We continue in a strong financial position today. Our overall strategy remains unchanged. It is our intent to leverage our financial strength to grow the business, with acquisitions being an area of primary interest. Our primary focus in the acquisition area remains on the petroleum additives industry. We believe that in the current mergers and acquisition environment, this industry will provide the greatest opportunity for a good return on investment while minimizing risk. As we have stated in the past, we remain patient in this pursuit. We believe we have many internal opportunities for growth in the near term, from both geographical and product line extensions. We will wait and make the right acquisition for our company when the opportunity arises. Meanwhile, we will build cash on our balance sheet and continue to evaluate all alternative uses for that cash.

Early in 2007, we announced our intention to develop some of the downtown Richmond property that we own by constructing a multi-story office building for MeadWestvaco Corporation. We are into the pre-construction phase of the building. We have assembled an excellent team to assist us in the development and construction. We expect to borrow approximately 85% of the cost of construction and will be capitalizing the cost and interest throughout the building project. We expect to spend about $5 million on the project in 2007. We anticipate that the project will be completed by the end of 2009, at which time we expect it to be accretive to our earnings.

Petroleum Additives

We had excellent performance from this segment in the first quarter. We continue to focus on growing our business by helping our customers be successful in their marketplace. Our strategy is twofold: cost management in those areas that are commodity-like in their characteristics through reformulations; and new component introduction and growth through product differentiation in the other areas where margins are more attractive.

This is the approach that we expect to follow throughout the year. There are many variables which will determine the ultimate profit achieved for the year. Raw material costs remain a significant unknown. We continue to expect significant volatility during 2007 in the cost of raw materials that are related to crude oil and natural gas. Base oil pricing has decreased somewhat at the beginning of 2007, but it is unknown if this reduction will be sustained throughout the year. Prices of other raw materials continue to be substantially unchanged. In fact, many raw materials that we purchase tend to be governed by the supply and demand balance in their own markets, which, on the whole, are currently in a tight supply position.

Our plants continue to operate at very high rates, and we anticipate that it will remain that way for the balance of this year. As is a constant feature of our business, the costs continue to escalate. Our R&D investment increased by about 7% in 2006 over 2005, and we expect it to increase again this year. The newly adopted REACH legislation in Europe will further increase our costs.

We expect to continue on the successes of last year and the first quarter of this year and expect that petroleum additives will have a higher operating profit in 2007 than 2006.

TEL

This segment took a significant step-down in its overall contribution to our results during 2006. This product is being phased-out around the world and we expect it to remain a very small contributor to our overall profits. Our plans are to continue to manage costs within this business and to raise prices to reflect the economic value of the product. The profits of the first quarter 2007 do not change our overall view for the outlook of this segment.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Except for foreign currency risk, as discussed below, there have been no significant changes in our market risk from the information provided in the 2006 Annual Report.

During the second quarter 2006, we entered into $15.4 million of Euro-denominated forward contracts to minimize currency exposure from expected cash flows from foreign operations. The contracts have maturity dates in 2006 and 2007. At March 31, 2007, there were $2.7 million remaining of these Euro-denominated contracts. With other variables held constant, a hypothetical 10% adverse change in the March 31, 2007 forward Euro rates would have resulted in a decrease of about $400 thousand in the value of the contracts.

In April 2007, we entered into $16.1 million Euro-denominated forward contracts to minimize currency exposure from expected cash flows from foreign operations. The contracts have maturity dates from June 2007 to May 2008.

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

There has been no change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

ITEM 1.	Legal Proceedings

We are involved in legal proceedings that are incidental to our business and include administrative or judicial actions seeking remediation under environmental laws, such as Superfund. Some of these legal proceedings relate to environmental matters and involve governmental authorities. For further information, see “Environmental” in Part I, Item 1 of our 2006 Annual Report.

While it is not possible to predict or determine with certainty the outcome of any legal proceeding, we believe the outcome of any of these proceedings, or all of them combined, will not result in a material adverse effect on our consolidated financial condition or results of operations.

Innospec Inc. - On August 16, 2006, Ethyl filed a request for arbitration against a subsidiary of Innospec. This arbitration is related to a long-standing supply agreement that requires the Innospec subsidiary to supply Ethyl with TEL for resale by Ethyl in the United States (the U.S. Supply Agreement). The request was filed pursuant to the rules of the London Court of International Arbitration. Ethyl filed this request because it believes that Innospec has violated the U.S. Supply Agreement by attempting to increase the price it charges Ethyl for TEL in the United States in a manner not in accordance with the contract. The difference in prices that Innospec is claiming and has billed is approximately $1.7 million for product supplied through September 30, 2006. It is estimated that if the same factors were applied to TEL supplied through the first quarter 2007, the additional amount would be approximately $2.4 million. We have placed $1.7 million for product supplied through September 30, 2006 in an escrow account pending resolution of the arbitration. We are confident in our position and believe we will prevail.

After the commencement of the above arbitration, Ethyl received three requests for arbitration filed by three subsidiaries of Innospec. The Innospec requests were filed on October 2, 2006, pursuant to the rules of the London Court of International Arbitration and allegedly pursuant to long-standing marketing and supply agreements between Ethyl or its subsidiaries and subsidiaries of Innospec for the sale of TEL outside the United States. Innospec is claiming the right to terminate the agreements and is seeking damages. Although these marketing and supply agreements relate only to TEL, Innospec contends that the agreements impose certain duties that were breached by the sales and marketing of MMT® in Iraq and South Africa by affiliates of Ethyl. Ethyl will vigorously defend the cases and believes it will ultimately prevail in these arbitrations.

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

NEWMARKET CORPORATION
(Registrant)

Date: April 30, 2007	By:	/s/ D. A. Fiorenza
David A. Fiorenza
Vice President and Treasurer
(Principal Financial Officer)

Date: April 30, 2007	By:	/s/ Wayne C. Drinkwater
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