Form 10-Q
period 2007-06-30
NEWMARKET CORP
filed 2007-07-30
CIK 1282637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Registrant’s telephone number, including area code – (804) 788-5000

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

Number of shares of common stock, without par value, outstanding as of June 30, 2007: 17,295,860.

NEWMARKET CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Net sales	$344,013	$330,066	$653,809	$632,016
Cost of goods sold	268,495	260,365	508,862	498,311

Gross profit	75,518	69,701	144,947	133,705

Selling, general, and administrative expenses	27,046	26,668	53,801	51,466
Research, development, and testing expenses	19,100	17,116	37,911	33,682
Special item income	—	3,250	—	3,250

Operating profit	29,372	29,167	53,235	51,807

Interest and financing expenses, net	2,827	3,866	5,789	7,772
Other income, net	757	5,046	1,147	5,643

Income from continuing operations before income taxes	27,302	30,347	48,593	49,678
Income tax expense	9,863	11,156	17,129	17,567

Income from continuing operations	17,439	19,191	31,464	32,111

Discontinued operations:
Gain on settlement of discontinued business (net of tax)	13,487	—	13,487	—
Income from operations of discontinued business (net of tax)	—	1,178	2,217	2,030

Net income	$30,926	$20,369	$47,168	$34,141

Basic earnings per share
Income from continuing operations	$1.01	$1.11	$1.82	$1.87
Discontinued operations	0.78	0.07	0.91	0.12

	$1.79	$1.18	$2.73	$1.99

Diluted earnings per share
Income from continuing operations	$1.00	$1.10	$1.81	$1.84
Discontinued operations	0.78	0.07	0.90	0.12

	$1.78	$1.17	$2.71	$1.96

Shares used to compute basic earnings per share	17,296	17,232	17,295	17,177

Shares used to compute diluted earnings per share	17,411	17,411	17,411	17,403

Cash dividends declared per common share	$0.125	$0.125	$0.250	$0.250

See accompanying notes to the consolidated financial statements.

NEWMARKET CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amount)

(Unaudited)

	June 30 2007	December 31 2006
ASSETS
Current assets:
Cash and cash equivalents	$108,365	$60,300
Restricted cash	210	240
Trade and other accounts receivable, less allowance for doubtful accounts ($865 – 2007; $835 – 2006)	208,653	198,243
Inventories:
Finished goods	148,006	150,468
Raw materials	24,239	28,002
Stores, supplies and other	7,385	7,111

	179,630	185,581

Deferred income taxes	15,127	12,277
Prepaid expenses	5,271	5,319

Total current assets	517,256	461,960

Property, plant and equipment, at cost	780,788	751,355
Less accumulated depreciation and amortization	605,541	589,241

Net property, plant and equipment	175,247	162,114

Prepaid pension cost	1,305	85
Deferred income taxes	22,104	30,088
Other assets and deferred charges	22,246	38,838
Intangibles, net of amortization	48,631	51,708

Total assets	$786,789	$744,793

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$84,623	$81,623
Accrued expenses	50,904	59,692
Dividends payable	2,162	2,162
Book overdraft	3,060	2,549
Long-term debt, current portion	6,308	691
Income taxes payable	10,392	13,466

Total current liabilities	157,449	160,183

Long-term debt	152,136	152,748
Other noncurrent liabilities	128,925	130,460

Commitments and contingencies (Note 9)

Shareholders’ equity:
Common stock and paid-in capital (without par value)	88,290	88,263
Issued – 17,295,860 in 2007 and 17,289,860 in 2006
Accumulated other comprehensive loss	(43,159)	(47,165)
Retained earnings	303,148	260,304

	348,279	301,402

Total liabilities and shareholders’ equity	$786,789	$744,793

See accompanying notes to the consolidated financial statements.

NEWMARKET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30
	2007	2006
Cash and cash equivalents at beginning of year	$60,300	$56,413

Cash flows from operating activities:
Net income	47,168	34,141
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and other amortization	14,288	14,878
Amortization of deferred financing costs	497	945
Noncash pension expense	5,336	6,742
Deferred income tax expense	2,681	3,106
Gain on settlement and termination of TEL marketing agreements	(21,174)	—
Gain on sale of property	—	(3,250)
Interest on income tax settlement	—	(4,429)
Working capital changes	(8,213)	(33,356)
Excess tax benefits from stock-based payment arrangements	—	(648)
Cash pension contributions	(8,878)	(7,272)
Proceeds from insurance settlement	—	4,200
Proceeds from income tax settlement	—	911
Long-term receivable – TEL marketing agreements	11,983	887
Other, net	2,222	(200)

Cash provided from operating activities	45,910	16,655

Cash flows from investing activities:
Capital expenditures	(19,731)	(10,033)
Foundry Park I capital expenditures	(2,169)	—
Foundry Park I deferred leasing costs	(3,599)	—
Proceeds from settlement and termination of TEL marketing agreements	28,000	—
Payment for acquisition of intangible asset	(2,400)	—
Payment for interest rate guarantee	(1,110)	—
Proceeds from sale of property	—	3,408
Other, net	(504)	83

Cash used in investing activities	(1,513)	(6,542)

Cash flows from financing activities:
Foundry Park I bridge loan	5,595	—
Repayment of 8.875% senior notes	(250)	—
Dividends	(2,345)	(2,148)
Change in book overdraft	511	(108)
Debt issuance costs	(129)	—
Proceeds from exercise of stock options	27	712
Excess tax benefits from stock-based payment arrangements	—	648
Payments on the capital lease	(340)	(320)

Cash provided from (used in) financing activities	3,069	(1,216)

Effect of foreign exchange on cash and cash equivalents	599	(1,438)

Increase in cash and cash equivalents	48,065	7,459

Cash and cash equivalents at end of period	$108,365	$63,872

See accompanying notes to the consolidated financial statements.

NEWMARKET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Financial Statement Presentation

In the opinion of management, the accompanying consolidated financial statements of NewMarket Corporation and Subsidiaries contain all necessary adjustments for the fair presentation of, in all material respects, our consolidated financial position as of June 30, 2007, as well as our consolidated results of operations for the three-months and six-months ended June 30, 2007 and June 30, 2006 and our consolidated cash flows for the six-months ended June 30, 2007 and June 30, 2006. The financial statements are subject to normal year-end adjustments and do not include comprehensive footnotes. All adjustments are of a normal, recurring nature, unless otherwise disclosed. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the NewMarket Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (2006 Annual Report), as filed with the Securities and Exchange Commission (SEC). The results of operations for the six-month period ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007. The December 31, 2006 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Unless the context otherwise requires, all references to “we,” “us,” “our,” the “Company” and “NewMarket” are to NewMarket Corporation and its consolidated subsidiaries.

At both June 30, 2007 and December 31, 2006, we had a book overdraft for some of our disbursement cash accounts. A book overdraft represents transactions that have not cleared the bank accounts at the end of the reporting period. We transfer cash on an as-needed basis to fund these items as they clear the bank in subsequent periods.

Cash dividends for the six-months ended June 30, 2007 totaled 25 cents per share including a dividend of 12.5 cents per share declared on February 22, 2007 and paid on April 2, 2007, as well as a dividend of 12.5 cents per share declared on April 26, 2007 and paid on July 2, 2007. Cash dividends declared for the six-months ended June 30, 2006 also totaled 25 cents per share including a dividend of 12.5 cents per share declared on February 23, 2006 and paid April 3, 2006, as well as a dividend of 12.5 cents per share declared on April 27, 2006 and paid on July 3, 2006.

2.	Discontinued Operations

On June 15, 2007, Ethyl Corporation (Ethyl) and Innospec Inc. (Innospec) resolved all pending arbitration actions commenced in 2006 between the subsidiaries of Innospec and Ethyl arising out of the tetraethyl lead (TEL) marketing agreements and the North American TEL supply agreement between the companies and terminated the marketing agreements. Ethyl received $28.0 million in cash and the return of approximately $12.0 million of a working capital advance, which had been previously advanced to Innospec, as compensation for the termination of the marketing agreements. Upon receipt of this payment, all marketing agreements between the subsidiaries of Ethyl and Innospec were terminated effective April 1, 2007. Accordingly, both the gain on the termination, as well as the previous operations under the TEL marketing agreements, are reported as discontinued operations.

The gain on the termination of this business for the second quarter 2007 and six months 2007 was $21.2 million ($13.5 million after tax). The income from operations before tax of the discontinued business amounted to $3.5 million for the six months 2007, $1.9 million for the second quarter 2006, and $3.2 million for the six months 2006. These results are presented in the Consolidated Statements of Income under “Discontinued operations” for all periods presented.

Our June 30, 2007 Consolidated Balance Sheet does not include any significant assets or liabilities of the discontinued operation. The December 31, 2006 Consolidated Balance Sheet includes the assets and liabilities of the discontinued operation and has not been reclassified. At December 31, 2006, assets which were disposed of through this transaction included $8.2 million for the TEL prepayment for services, net of amortization, and $12.0 million for the TEL working capital advance to Innospec. Both of these are recorded in “Other assets and deferred charges” on the Consolidated Balance Sheets.

The Consolidated Statements of Cash Flows summarizes the activity of discontinued and continuing operations together.

3.	Asset Retirement Obligations

The following table illustrates the activity associated with our asset retirement obligations for the six-months ended June 30, 2007 and the year ended December 31, 2006.

	June 30 2007	December 31 2006
	(in thousands)
Asset retirement obligations, beginning of period	$5,268	$10,386
Accretion expense	306	690
Liabilities settled	(1,004)	(5,269)
Changes in expected cash flows and timing	1,106	(654)
Foreign currency impact	109	115

Asset retirement obligations, end of period	$5,785	$5,268

4.	Segment Information

The tables below show our consolidated segment net sales, operating profit (including a reconciliation of segment operating profit to income from continuing operations before income taxes), and depreciation and amortization.

Ethyl continues to purchase TEL from Innospec under a separate agreement for sales to customers in North America. After the termination of the TEL marketing agreements (see Note 2 of the Notes to Consolidated Financial Statements), we determined the continuing operations of the TEL business (primarily sales of TEL in North America) no longer represented a significant segment. As a result, we have reclassified the continuing operations of the TEL business in an “All other” category for segment reporting for all periods presented. Also included in the “All other” category is certain contract manufacturing Ethyl provides to Afton Chemical Corporation (Afton) and to third parties.

Segment Net Sales

(in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Petroleum additives	$338.8	$325.0	$646.0	$624.5
All other	5.2	5.1	7.8	7.5

Consolidated net sales	$344.0	$330.1	$653.8	$632.0

Segment Operating Profit

(in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Petroleum additives	$36.5	$27.1	$65.5	$52.8
All other	(3.8)	1.7	(5.0)	1.6

Segment operating profit	32.7	28.8	60.5	54.4
Corporate, general, and administrative expense	(3.3)	(2.8)	(7.2)	(5.8)
Special items income (a)	—	7.7	—	7.7
Interest and financing expenses, net	(2.8)	(3.9)	(5.8)	(7.8)
Other income, net	0.7	0.5	1.1	1.2

Income from continuing operations before income taxes	$27.3	$30.3	$48.6	$49.7

(a)	The special items income for both 2006 periods includes a $4.4 million ($2.9 million after tax) gain for interest on an income tax settlement, as well as a $3.3 million ($2.0 million after tax) gain on the sale of property.

Segment Depreciation and Amortization

(in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Petroleum additives	$6.4	$5.7	$12.7	$11.5
All other long-lived assets	0.3	1.7	1.6	3.4

Total depreciation and amortization	$6.7	$7.4	$14.3	$14.9

5.	Pension and Postretirement Plans

During the six-months ended June 30, 2007, we made contributions of approximately $4.4 million for domestic pension plans and approximately $1.0 million for domestic postretirement plans. We expect to make total contributions in 2007 of approximately $7 million for our domestic pension plans and approximately $2 million for our domestic postretirement plans.

We made contributions of approximately $4.5 million for our foreign pension plans and approximately $40 thousand for a foreign postretirement plan during the six-months ended June 30, 2007. During 2007, we expect to make total contributions of approximately $8 million to our foreign pension plans and approximately $75 thousand to our foreign postretirement plan.

The tables below present information on periodic benefit cost for our pension and postretirement plans.

	Domestic
	Pension Benefits		Postretirement Benefits
	Three Months Ended June 30
	2007	2006	2007	2006
	(in thousands)
Service cost	$1,183	$1,432	$360	$409
Interest cost	1,587	1,558	1,013	958
Expected return on plan assets	(1,700)	(1,564)	(471)	(470)
Amortization of prior service cost	7	113	(5)	(5)
Amortization of net loss	542	650	—	—

	$1,619	$2,189	$897	$892

	Domestic
	Pension Benefits		Postretirement Benefits
	Six Months Ended June 30
	2007	2006	2007	2006
	(in thousands)
Service cost	$2,366	$2,865	$721	$819
Interest cost	3,173	3,115	2,025	1,916
Expected return on plan assets	(3,401)	(3,128)	(942)	(941)
Amortization of prior service cost	15	227	(10)	(10)
Amortization of net loss	1,084	1,300	—	—

	$3,237	$4,379	$1,794	$1,784

	Foreign
	Pension Benefits		Postretirement Benefits
	Three Months Ended June 30
	2007	2006	2007	2006
	(in thousands)
Service cost	$715	$662	$5	$5
Interest cost	1,271	1,078	29	28
Expected return on plan assets	(1,316)	(981)	—	17
Amortization of prior service cost	20	83	—	13
Amortization of transition asset	(9)	(8)	12	—
Amortization of net loss	378	375	15	—

	$1,059	$1,209	$61	$63

	Foreign
	Pension Benefits		Postretirement Benefits
	Six Months Ended June 30
	2007	2006	2007	2006
	(in thousands)
Service cost	$1,416	$1,299	$9	$9
Interest cost	2,522	2,114	57	56
Expected return on plan assets	(2,612)	(1,928)	—	33
Amortization of prior service cost	39	159	—	26
Amortization of transition asset	(17)	(17)	23	—
Amortization of net loss	751	736	30	—

	$2,099	$2,363	$119	$124

6.	Earnings Per Share

Basic and diluted earnings per share from continuing operations are calculated as shown in the table below. Options are not included in the computation of diluted earnings per share when the option exercise price exceeds the average market price of the underlying common share, as the impact on earnings per share would be anti-dilutive.

At June 30, 2006, there were outstanding options to purchase 50,000 shares of NewMarket common stock at an exercise price of $44.375 per share. Prior to the second-quarter ended June 30, 2006, these options were not included in the computation of diluted earnings per share due to their anti-dilutive impact. These options were included in the calculation of diluted earnings per share at June 30, 2006. At June 30, 2007, these options were no longer outstanding as they were exercised in November 2006. For the three-months and six-months ended June 30, 2007, we had no anti-dilutive options that were excluded from the calculation of earnings per share.

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
	(in thousands, except per share amounts)
Basic earnings per share
Numerator:
Income from continuing operations, as reported	$17,439	$19,191	$31,464	$32,111

Denominator:
Average number of shares of common stock outstanding	17,296	17,232	17,295	17,177

Basic earnings per share from continuing operations	$1.01	$1.11	$1.82	$1.87

Diluted earnings per share
Numerator:
Income from continuing operations, as reported	$17,439	$19,191	$31,464	$32,111

Denominator:
Average number of shares of common stock outstanding	17,296	17,232	17,295	17,177
Shares issuable upon exercise of stock options	115	179	116	226

Total shares	17,411	17,411	17,411	17,403

Diluted earnings per share from continuing operations	$1.00	$1.10	$1.81	$1.84

7.	Intangibles, net of amortization

The following table provides certain information related to our intangible assets. All of the intangibles relate to the petroleum additives segment.

	2007		2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Amortizing intangible assets
Formulas	$85,910	$46,693	$85,910	$44,430
Contracts	10,376	962	10,376	148

	$96,286	$47,655	$96,286	$44,578

Amortization expense amounted to $1.5 million for the second quarter 2007, $3.1 million for six months 2007, $1.1 million for second quarter 2006, and $2.3 million for six months 2006.

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

8.	Long-term Debt

Long-term debt consisted of the following:

	June 30 2007	December 31 2006
	(in thousands)
Senior notes –7.125% due 2016	$150,000	$150,000
Foundry Park I bridge loan	5,595	—
Senior notes – 8.875% due 2010	—	250
Capital lease obligations	2,849	3,189

	158,444	153,439
Current maturities of long-term debt	(6,308)	(691)

	$152,136	$152,748

In April, 2007, Foundry Park I entered into a bridge loan agreement to borrow up to $7 million for cash requirements related to the construction of an office building. We expect the bridge loan, which bears interest at LIBOR plus 140 basis points, will be repaid with a long-term construction loan, as well as cash on hand, during the third quarter 2007. At June 30, 2007, we had drawn $5.6 million on this bridge loan.

9.	Contractual Commitments and Contingencies

Except as discussed in the following paragraph, there have been no significant changes in our contractual commitments from those reported in our 2006 Annual Report in Note 17 of the Notes to Consolidated Financial Statements.

On February 26, 2007, Foundry Park I agreed to an application with Principal Commercial Funding II, LLC for a mortgage loan in the approximate principal amount of $116 million related to the construction of the office building by Foundry Park I. We expect that the mortgage loan will be executed in 2009 at the completion of the construction. In addition, Foundry Park I entered into a rate lock agreement to lock an interest rate on $105 million of the above referenced application amount. The interest rate on the remaining $11 million of debt will be determined at a later date. NewMarket Corporation guaranteed the funding of the interest rate lock agreement.

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

Innospec Inc. – In June, 2007 we announced that we resolved all of the pending arbitration actions commenced in 2006 under the rules of the London Court of International Arbitration between Innospec and Ethyl arising out of disputes under the companies’ marketing and supply agreements for TEL. Ethyl and Innospec were parties to certain exclusive agreements that govern the global marketing and sales of TEL, except in North America. The global marketing agreements governing the supply of TEL to customers outside North America have been terminated. Innospec has compensated Ethyl for the termination of these marketing agreements (See Note 2 in the Notes to Consolidated Financial Statements).

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

At a former TEL plant site located in the state of Louisiana, we have substantially completed environmental remediation and will be monitoring the site for an extended period. The accrual for this site was approximately $10 million at June 30, 2007 and approximately $9 million at December 31, 2006. We based these amounts on the best estimate of future costs discounted at approximately 3% in both 2007 and 2006. We incorporated an inflation factor in determining the discount rate. The remaining environmental liabilities are not discounted. At a plant site in Houston, Texas, we have an accrual of $7 million for environmental remediation, dismantling, and decontamination at both June 30, 2007 and December 31, 2006. Included in this amount is $3 million at both June 30, 2007 and December 31, 2006 for site remediation.

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

Our total accruals for environmental remediation were approximately $21 million at June 30, 2007 and $19 million at December 31, 2006. In addition to the accruals for environmental remediation, we also have accruals for dismantling and decommissioning costs of $3 million at both June 30, 2007 and December 31, 2006.

10.	Comprehensive Income and Accumulated Other Comprehensive Loss

The components of comprehensive income consist of the following:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Net income	$30,926	$20,369	$47,168	$34,141
Other comprehensive income, net of tax
Pension plans and other postretirement benefits adjustments	706	—	1,254	—
Unrealized gain (loss) on derivative instruments	72	(50)	129	(50)
Unrealized (loss) on marketable equity securities	—	(19)	—	(19)
Foreign currency translation adjustments	1,293	1,925	2,623	2,535

Other comprehensive income	2,071	1,856	4,006	2,466

Comprehensive income	$32,997	$22,225	$51,174	$36,607

The components of accumulated other comprehensive loss consist of the following:

	June 30 2007	December 31 2006
	(in thousands)
Accumulated loss on derivative instruments	$—	$(129)
Pension plans and other postretirement benefits adjustments	(41,140)	(42,394)
Foreign currency translation adjustments	(2,019)	(4,642)

Accumulated other comprehensive loss	$(43,159)	$(47,165)

11.	Income Taxes

We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007 and at June 30, 2007, we had $2.9 million of gross unrecognized tax benefits. Of that amount, $2.5 million would affect our effective tax rate if recognized.

We recognize accrued interest and penalties associated with uncertain tax positions as part of tax expense on our Consolidated Statements of Income. As of January 1, 2007, we had approximately $500 thousand of accrued interest related to uncertain tax positions.

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

12.	Recently Issued Accounting Pronouncements

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

13.	Consolidating Financial Information

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

The following sets forth the Consolidating Statements of Income for the three-months and six-months ended June 30, 2007 and June 30, 2006, Consolidating Balance Sheets as of June 30, 2007 and December 31, 2006, and Condensed Consolidating Statements of Cash Flows for the six-months ended June 30, 2007 and June 30, 2006 for the Parent Company, the Guarantor Subsidiaries, and Non-Guarantor Subsidiaries. The financial information is based on our understanding of the SEC’s interpretation and application of Rule 3-10 of the SEC Regulation S-X.

The financial information may not necessarily be indicative of results of operations or financial position had the Guarantor Subsidiaries or Non-Guarantor Subsidiaries operated as independent entities. The Parent Company accounts for investments in these subsidiaries using the equity method.

NewMarket Corporation and Subsidiaries

Consolidating Statements of Income

Three Months Ended June 30, 2007

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$—	$255,330	$175,448	$(86,765)	$344,013
Cost of goods sold	—	203,047	150,551	(85,103)	268,495

Gross profit	—	52,283	24,897	(1,662)	75,518

Selling, general, and administrative expenses	555	21,816	4,675	—	27,046
Research, development, and testing expenses	—	15,402	3,698	—	19,100

Operating (loss) profit	(555)	15,065	16,524	(1,662)	29,372

Interest and financing expenses (income), net	2,954	(346)	219	—	2,827
Other income, net	466	120	171	—	757

(Loss) income from continuing operations before income taxes and equity income of subsidiaries	(3,043)	15,531	16,476	(1,662)	27,302
Income tax (benefit) expense	(833)	6,153	5,167	(624)	9,863
Equity income of subsidiaries	33,136	—	—	(33,136)	—

Income from continuing operations	30,926	9,378	11,309	(34,174)	17,439

Gain on settlement of discontinued business (net of tax)	—	9,832	3,655	—	13,487

Net income	$30,926	$19,210	$14,964	$(34,174)	$30,926

NewMarket Corporation and Subsidiaries

Consolidating Statements of Income

Three Months Ended June 30, 2006

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$—	$248,619	$159,432	$(77,985)	$330,066
Cost of goods sold	—	197,654	141,500	(78,789)	260,365

Gross profit	—	50,965	17,932	804	69,701

Selling, general, and administrative expenses	1,252	22,414	3,002	—	26,668
Research, development, and testing expenses	—	13,139	3,977	—	17,116
Special item income	—	3,250	—	—	3,250

Operating (loss) profit	(1,252)	18,662	10,953	804	29,167

Interest and financing expenses (income), net	3,893	(172)	145	—	3,866
Other income (expense), net	5,094	(159)	111	—	5,046

(Loss) income from continuing operations before income taxes and equity income of subsidiaries	(51)	18,675	10,919	804	30,347
Income tax expense	82	7,865	2,911	298	11,156
Equity income of subsidiaries	20,502	—	—	(20,502)	—

Income from continuing operations	20,369	10,810	8,008	(19,996)	19,191

Income from operations of discontinued business (net of tax)	—	564	614	—	1,178

Net income	$20,369	$11,374	$8,622	$(19,996)	$20,369

NewMarket Corporation and Subsidiaries

Consolidating Statements of Income

Six Months Ended June 30, 2007

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$—	$479,704	$327,817	$(153,712)	$653,809
Cost of goods sold	77	374,989	282,894	(149,098)	508,862

Gross (loss) profit	(77)	104,715	44,923	(4,614)	144,947

Selling, general, and administrative expenses	2,741	41,639	9,421	—	53,801
Research, development, and testing expenses	—	30,421	7,490	—	37,911

Operating (loss) profit	(2,818)	32,655	28,012	(4,614)	53,235

Interest and financing expenses (income), net	5,951	(583)	421	—	5,789
Other income, net	758	259	130	—	1,147

(Loss) income from continuing operations before income taxes and equity income of subsidiaries	(8,011)	33,497	27,721	(4,614)	48,593
Income tax (benefit) expense	(3,112)	13,020	8,953	(1,732)	17,129
Equity income of subsidiaries	52,067	—	—	(52,067)	—

Income from continuing operations	47,168	20,477	18,768	(54,949)	31,464

Gain on settlement of discontinued business (net of tax)	—	9,832	3,655	—	13,487
Income from operations of discontinued business (net of tax)	—	1,849	368	—	2,217

Net income	$47,168	$32,158	$22,791	$(54,949)	$47,168

NewMarket Corporation and Subsidiaries

Consolidating Statements of Income

Six Months Ended June 30, 2006

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$—	$479,628	$308,352	$(155,964)	$632,016
Cost of goods sold	—	380,418	273,631	(155,738)	498,311

Gross profit	—	99,210	34,721	(226)	133,705

Selling, general, and administrative expenses	2,163	41,871	7,432	—	51,466
Research, development, and testing expenses	—	26,005	7,677	—	33,682
Special item income	—	3,250	—	—	3,250

Operating (loss) profit	(2,163)	34,584	19,612	(226)	51,807

Interest and financing expenses (income), net	7,784	(292)	280	—	7,772
Other income (expense), net	5,337	(115)	421	—	5,643

(Loss) income from continuing operations before income taxes and equity income of subsidiaries	(4,610)	34,761	19,753	(226)	49,678
Income tax (benefit) expense	(1,512)	13,255	5,914	(90)	17,567
Equity income of subsidiaries	37,239	—	—	(37,239)	—

Income from continuing operations	34,141	21,506	13,839	(37,375)	32,111

Income from operations of discontinued business (net of tax)	—	1,836	194	—	2,030

Net income	$34,141	$23,342	$14,033	$(37,375)	$34,141

NewMarket Corporation and Subsidiaries

Consolidating Balance Sheets

June 30, 2007

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$37,515	$11,651	$59,199	$—	$108,365
Restricted cash	210	—	—	—	210
Trade and other accounts receivable, net	2,754	98,833	107,066	—	208,653
Amounts due from affiliated companies	—	126,273	35,094	(161,367)	—
Inventories	—	101,706	93,029	(15,105)	179,630
Deferred income taxes	1,825	6,742	851	5,709	15,127
Prepaid expenses	542	3,232	1,497	—	5,271

Total current assets	42,846	348,437	296,736	(170,763)	517,256

Amounts due from affiliated companies	—	19,178	—	(19,178)	—
Property, plant and equipment, at cost	—	634,605	146,183	—	780,788
Less accumulated depreciation & amortization	—	482,721	122,820	—	605,541

Net property, plant and equipment	—	151,884	23,363	—	175,247

Investment in consolidated subsidiaries	532,728	—	—	(532,728)	—
Prepaid pension cost	—	1,173	132	—	1,305
Deferred income taxes	29,143	(4,486)	(2,553)	—	22,104
Other assets and deferred charges	6,430	13,915	1,901	—	22,246
Intangibles, net of amortization	—	48,631	—	—	48,631

Total assets	$611,147	$578,732	$319,579	$(722,669)	$786,789

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$26	$54,909	$29,688	$—	$84,623
Accrued expenses	6,277	31,374	13,253	—	50,904
Dividends payable	2,162	—	—	—	2,162
Book overdraft	79	2,981	—	—	3,060
Amounts due to affiliated companies	33,906	50,466	76,995	(161,367)	—
Long-term debt, current portion	—	6,308	—	—	6,308
Income taxes payable	(2,701)	6,433	6,660	—	10,392

Total current liabilities	39,749	152,471	126,596	(161,367)	157,449

Long-term debt	150,000	2,136	—	—	152,136
Amounts due to affiliated companies	—	—	19,178	(19,178)	—
Other noncurrent liabilities	73,119	36,553	19,253	—	128,925

Total liabilities	262,868	191,160	165,027	(180,545)	438,510

Shareholders’ equity:
Common stock and paid-in capital	88,290	238,950	75,189	(314,139)	88,290
Accumulated other comprehensive loss	(43,159)	(7,685)	(20,205)	27,890	(43,159)
Retained earnings	303,148	156,307	99,568	(255,875)	303,148

Total shareholders’ equity	348,279	387,572	154,552	(542,124)	348,279

Total liabilities and shareholders’ equity	$611,147	$578,732	$319,579	$(722,669)	$786,789

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

NewMarket Corporation and Subsidiaries

Condensed Consolidating Statements of Cash Flows

Six Months Ended June 30, 2007

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash (used in) provided from operating activities	$(11,557)	$59,532	$(2,065)	$—	$45,910

Cash flows from investing activities:
Capital expenditures	—	(17,151)	(2,580)	—	(19,731)
Foundry Park I capital expenditures	—	(2,169)	—	—	(2,169)
Foundry Park I deferred leasing costs	—	(3,599)	—	—	(3,599)
Proceeds from settlement and termination of TEL marketing agreements	—	—	28,000	—	28,000
Payment for acquisition of intangible asset	—	(2,400)	—	—	(2,400)
Payment for interest rate guarantee	—	(1,110)	—	—	(1,110)
Cash dividends from subsidiaries	26,690	—	—	(26,690)	—
Increase in intercompany loans	(275)	(1,000)	2,632	(1,357)	—
Other, net	—	—	(504)	—	(504)

Cash provided from (used in) investing activities	26,415	(27,429)	27,548	(28,047)	(1,513)

Cash flows from financing activities:
Foundry Park I bridge loan	5,595	—	—	—	5,595
Repayment of 8.875% senior notes	(250)	—	—	—	(250)
Dividends	(2,345)	(26,690)	—	26,690	(2,345)
Change in book overdraft	71	440	—	—	511
Debt issuance costs	(129)	—	—	—	(129)
Proceeds from exercise of stock options	27	—	—	—	27
Financing from affiliated companies	—	275	1,000	(1,275)	—
Repayment of intercompany note payable	—	(2,632)	—	2,632	—
Payments on the capital lease	—	(340)	—	—	(340)

Cash provided from (used in) financing activities	2,969	(28,947)	1,000	28,047	3,069

Effect of foreign exchange on cash and cash equivalents	—	284	315	—	599

Increase in cash and cash equivalents	17,827	3,440	26,798	—	48,065
Cash and cash equivalents at beginning of year	19,688	8,211	32,401	—	60,300

Cash and cash equivalents at end of period	$37,515	$11,651	$59,199	$—	$108,365

NewMarket Corporation and Subsidiaries

Condensed Consolidating Statements of Cash Flows

Six Months Ended June 30, 2006

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash (used in) provided from operating activities	$(1,895)	$10,869	$7,681	$—	$16,655

Cash flows from investing activities:
Capital expenditures	—	(7,852)	(2,181)	—	(10,033)
Proceeds from sale of property	—	3,408	—	—	3,408
Increase in intercompany loans	(2,825)	—	—	2,825	—
Cash dividends from subsidiaries	13,050	—	—	(13,050)	—
Other, net	—	83	—	—	83

Cash provided from (used in) investing activities	10,225	(4,361)	(2,181)	(10,225)	(6,542)

Cash flows from financing activities:
Dividends	(2,148)	(13,050)	—	13,050	(2,148)
Change in book overdraft	31	(139)	—	—	(108)
Financing from affiliated companies	—	2,825	—	(2,825)	—
Proceeds from exercise of stock options	712	—	—	—	712
Excess tax benefits from stock-based payment arrangements	648	—	—	—	648
Payments on the capital lease	—	(320)	—	—	(320)

Cash used in financing activities	(757)	(10,684)	—	10,225	(1,216)

Effect of foreign exchange on cash and cash equivalents	—	1,382	(2,820)	—	(1,438)

Increase (decrease) in cash and cash equivalents	7,573	(2,794)	2,680	—	7,459
Cash and cash equivalents at beginning of year	26,973	8,760	20,680	—	56,413

Cash and cash equivalents at end of period	$34,546	$5,966	$23,360	$—	$63,872

14.	Subsequent Event

On July 20, 2007, our Board of Directors declared a quarterly dividend in the amount of 12.5 cents per share on our common stock. The dividend is payable October 1, 2007 to shareholders of record at the close of business on September 14, 2007.

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

These factors include, but are not limited to, timing of sales orders, gain or loss of significant customers, competition from other manufacturers, resolution of environmental liabilities, changes in the demand for our products, significant changes in new product introduction, increases in product cost, the impact of fluctuations in foreign exchange rates on reported results of operations, changes in various markets, geopolitical risks in certain of the countries in which we conduct business, the impact of consolidation of the petroleum additives industry, our ability to obtain financing on favorable terms for the construction of the office building for MeadWestvaco Corporation (MeadWestvaco), our ability to complete the construction of the office building for MeadWestvaco within budget and in a timely manner, and other factors detailed from time to time in the reports we file with the SEC, including the risk factors in Item 1A, “Risk Factors,” in the 2006 Annual Report and in Part II, Item 1A, “Risk Factors,” in this Quarterly Report on Form 10-Q. Readers are urged to review and consider carefully the disclosure we make in our filings with the SEC.

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

Overview

The first-half of 2007 reflected improvements in net sales, as well as operating profit in the petroleum additives segment as compared to first-half of 2006. We have introduced more cost-effective product solutions for our customers and have realized improved margins from these product solutions in our results. We have also realized the benefit from price increases which were instituted during 2006. Our production facilities continue to operate at high levels.

During the second-quarter 2007, we resolved all of the arbitration actions between Ethyl and Innospec and terminated the TEL marketing agreements with Innospec effective as of April 1, 2007. We received $28.0 million during the second quarter 2007 from Innospec as compensation for this termination. We recognized a gain of $21.2 million before tax on the settlement of the arbitration actions and termination of this business and have reflected the gain, as well as the income from operations of this business, as a discontinued operation for all periods presented.

Ethyl continues to purchase TEL from Innospec under a separate agreement for sales to customers in North America. However, after the termination of the TEL marketing agreements, we determined the continuing operations of the TEL business no longer represented a significant segment. As a result, we have reclassified the continuing operations of the TEL business in an “All other” category for segment reporting for all periods presented. Also included in the “All other” category is contract manufacturing Ethyl provides to Afton and to third parties.

Our balance sheet remains strong at June 30, 2007 with over $100 million of cash and cash equivalents.

Results of Operations

Net Sales

Our consolidated net sales for the second-quarter 2007 amounted to $344.0 million, representing an increase of 4% from the 2006 level of $330.1 million. Six-months 2007 consolidated net sales were $653.8 million as compared to $632.0 million for six-months 2006, representing an increase of 3%. The table below shows our consolidated segment net sales.

Segment Net Sales

(in millions)

	Three-Months Ended June 30		Six-Months Ended June 30
	2007	2006	2007	2006
Petroleum additives	$338.8	$325.0	$646.0	$624.5
All other	5.2	5.1	7.8	7.5

Consolidated net sales	$344.0	$330.1	$653.8	$632.0

Petroleum Additives Segment

Petroleum additives net sales in the second-quarter 2007 of $338.8 million were up $13.8 million, or approximately 4%, from $325.0 million in the second-quarter 2006. We sell a wide range of products into all regions of the world.

Higher selling prices, reflecting our efforts to restore margins, are the predominant factor in the increase in net sales. The mix of products sold also contributed to the increase in net sales. These effects were offset in part by lower shipments, which were down approximately 6% in the second quarter 2007 as compared to the second quarter 2006. This analysis is reflected in the table below which reflects that the combined change in net sales due to shipments and product mix is negligible.

The six-months 2007 petroleum additives net sales of $646 million were $21.5 million, or 3%, higher than six-months 2006 net sales of $624.5 million. Similar to the second quarter, higher selling prices were the major factor in the increase in net sales, as well as a favorable impact of product mix. The increase in net sales was partially offset by lower shipments which were down 8% between six-months 2007 and six-months 2006.

Although the volume of product shipments had a negative impact on net sales for six-months 2007, the overall mix of products sold and higher selling prices resulted in the increase in net sales for both second-quarter 2007 and six-months 2007.

The approximate components of the petroleum additives increase in net sales of $13.8 million between the two second-quarter periods and $21.5 million between the two six-months periods are shown below (in millions):

	Second Quarter	Six Months
Period ended June 30, 2006	$325.0	$624.5
Change in shipments and product mix	(0.1)	(17.8)
Changes in selling prices	13.9	39.3

Period ended June 30, 2007	$338.8	$646.0

Segment Operating Profit

NewMarket evaluates the performance of the petroleum additives business based on segment operating profit. NewMarket Services Corporation (NewMarket Services) departments and other expenses are billed to Afton and Ethyl based on the services provided under the holding company structure, pursuant to services agreements between NewMarket Services and Afton and NewMarket Services and Ethyl. Depreciation on segment property, plant, and equipment, and amortization of segment intangible assets are included in the segment operating profit.

The table below reports segment operating profit for the second-quarter and six-months ended June 30, 2007 and June 30, 2006.

Segment Operating Profit

(in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Petroleum additives	$36.5	$27.1	$65.5	$52.8

All other	$(3.8)	$1.7	$(5.0)	$1.6

Petroleum Additives Segment

Second-quarter 2007 vs. Second-quarter 2006 – Petroleum additives operating profit significantly improved to $36.5 million from $27.1 million when comparing the 2007 and 2006 second-quarter periods. The improved profit is reflected in the lubricant additives product lines with some offset in the fuel additives product line.

Net sales were approximately 4% higher, while total shipments were down 6% when comparing second-quarter 2007 and second-quarter 2006. The higher operating profit resulted from several factors. We are recognizing the benefit of our progress in restoring margins on certain products through the introduction of more cost effective product formulations for our customers. These improved product formulations lower both our cost, as well as our customers’ costs. We are recognizing the benefit of price increases achieved during 2006. In addition to the improved pricing, we are selling a product mix with higher profit margins. However, we continue to experience challenges with our key raw materials. The cost of crude oil is again at record high levels. In addition, supply of several of our key raw materials is tight and costs are increasing.

Selling, general, and administrative (SG&A) expenses of the petroleum additives segment were approximately $700 thousand lower when comparing the two second-quarter periods. The decrease was primarily the result of lower professional costs. In addition, research, development, and testing (R&D) expenses increased $2.0 million from the second-quarter 2006 reflecting rising costs in R&D. As a percentage of net sales, SG&A expenses combined with R&D expenses, were substantially unchanged at 12.0% for the second-quarter 2007 and 12.1% for the second-quarter 2006.

Six-months 2007 vs. Six-months 2006 – Petroleum additives operating profit also improved significantly for six-months 2007 increasing to $65.5 million from $52.8 million for six-months 2006. The improved profit is reflected in the lubricant additives product lines with some offset in the fuel additives product line.

Net sales were approximately 3% higher for six-months 2007 compared to six-months 2006, while total shipments were down approximately 8% when comparing the same periods. Similarly to the second-quarter, the higher operating profit reflects the introduction of more cost effective product formulations for our customers, as well as the benefit of price increases achieved during 2006. We are also selling a product mix with higher profit margins. The six-months comparison was also impacted by the higher costs and tighter supply of certain key raw materials as discussed above.

SG&A expenses of the petroleum additives segment were essentially unchanged when comparing the two six-month periods. R&D expenses were approximately $4.2 million higher for six-months 2007 than six months 2006 reflecting higher costs in R&D. As a percentage of net sales, SG&A expenses combined with R&D expenses, increased from 12.2% for six-months 2006 to 12.5% for the six-months 2007. This increase reflects higher combined SG&A and R&D expenses, partially offset by the increase in net sales.

The following discussion references the Consolidated Financial Statements beginning on page 3 of this Quarterly Report on Form 10-Q.

Special Item Income

The special item income of $3.3 million for both the second-quarter 2006 and six-months 2006 represents the gain on the sale of property.

Interest and Financing Expenses, Net

Second-quarter 2007 interest and financing expenses were $2.8 million, while second-quarter 2006 interest and financing expenses were $3.9 million. Six-months 2007 interest and financing expenses amounted to $5.8 million and six-months 2006 interest and financing expenses amounted to $7.8 million. The decrease for both periods reflects lower interest rates, as well as lower fees and amortization of deferred financing costs resulting from the restructuring of our debt. In December 2006, we purchased substantially all of our 8.875% senior notes in a tender offer and issued $150 million of 7.125% senior notes. We continued to have no drawn debt under our revolving credit facility during 2007.

Other Income, Net

Other income, net was $800 thousand income for the second-quarter 2007 compared to $5.0 million income for the second-quarter 2006. The six-months 2007 amount was $1.1 million, while six-months 2006 was $5.6 million. Both the 2006 periods included a $4.4 million gain on interest income on an income tax settlement. All periods include short-term investment income in the amount of $1.4 million for six-months 2007, $1.0 million for six-months 2006, $800 thousand for second-quarter 2007, and $500 thousand for second-quarter 2006. The remaining amounts for all periods were comprised of a number of individually immaterial items.

Income Taxes

Income taxes were $9.9 million for the second-quarter 2007 and $11.2 million for the second-quarter 2006. The effective tax rate was 36.1% for the second-quarter 2007 and 36.8% for the second-quarter 2006. The decrease in income from continuing operations before income taxes from 2006 to 2007 resulted in a decrease of $1.1 million in income taxes in the second-quarter 2007, while the decrease in the effective tax rate between 2006 and 2007 resulted in the additional decrease in tax expense of $200 thousand.

Six-months 2007 income taxes were $17.1 million with an effective tax rate of 35.3%. The income taxes for six-months 2006 were $17.6 million with an effective tax rate of 35.4%. The decrease in income from continuing operations before income taxes from 2006 to 2007 resulted in a decrease of $400 thousand in income taxes, while the small decrease in the effective tax rate resulted in the remaining difference.

Income taxes for all periods exclude income tax expense on discontinued operations. The 2006 income tax rates included a favorable impact from the Extraterritorial Income Exclusion benefit. For 2007 and future years, no benefit will be included as the benefit has been repealed by Congress.

Our deferred taxes are in a net asset position. Based on our current projections, we believe that we will recover the full benefit of our deferred tax assets, and have therefore not recorded a valuation allowance.

Income from Continuing Operations

Income from continuing operations was $17.4 million or $1.00 per diluted share for the second-quarter 2007 as compared to $19.2 million or $1.10 per diluted share for the second-quarter 2006. Income from continuing operations for six-months 2007 was $31.5 million or $1.81 per diluted share. This compares to income from continuing operations for six-months 2006 of $32.1 million or $1.84 per diluted share.

Discontinued Operations

On June 15, 2007, Ethyl and Innospec resolved all pending arbitration actions commenced in 2006 between the subsidiaries of Innospec and Ethyl arising out of the tetraethyl lead (TEL) marketing agreements and the North American TEL supply agreement between the companies and terminated the marketing agreements. Ethyl received $28.0 million in cash and the return of approximately $12.0 million of a working capital advance, which had been previously advanced to Innospec, as compensation for the termination of the marketing agreements. Upon receipt of this payment, all marketing agreements between the subsidiaries of Ethyl and Innospec were terminated effective April 1, 2007. Accordingly, both the gain on the settlement, as well as the previous operations under the TEL marketing agreements, are reported as discontinued operations.

The gain on the settlement of the arbitration actions and termination of this business for the second quarter 2007 and six months 2007 was $21.2 million ($13.5 million after tax). The income from discontinued operations before tax amounted to $3.5 million for the six months 2007, $1.9 million for the second quarter 2006, and $3.2 million for the six months 2006. These results are presented in the consolidated statements of income under discontinued operations for all periods presented.

Further information is in Note 2 of the Notes to Consolidated Financial Statements.

Net Income

Our net income for the second-quarter 2007 was $30.9 million or $1.78 per diluted share. This compares to net income for second-quarter 2006 of $20.4 million or $1.17 per diluted share. Six-months 2007 net income was $47.2 million, or $2.71 per diluted share, as compared to $34.1 million, or $1.96 per diluted share, for six-months 2006.

Cash Flows, Financial Condition, and Liquidity

Cash and cash equivalents at June 30, 2007 were $108.4 million, which was an increase of $48.1 million since December 31, 2006 and included a $600 thousand favorable impact from foreign currency translation. Cash flows from operating activities for the six-months 2007 were $45.9 million and included a $12 million reimbursement of our TEL working capital advance. We used these cash flows, as well as $28.0 million from the settlement of the arbitration actions and termination of the TEL marketing agreements and $5.6 million from the Foundry Park I bridge loan to fund $21.9 million of capital expenditures, $3.6 million of deferred leasing costs related to the construction of the office building by Foundry Park I, $2.3 million of dividends on our common stock, $2.4 million for a payment on the fourth quarter 2006 acquisition of an intangible asset, $1.1 million for a deposit on an interest rate guarantee related to the construction of the office building by Foundry Park I, $250 thousand for the repayment of the 8.875% senior notes, and $300 thousand for payments on the capital lease. Our book overdraft increased $500 thousand.

Excluding the expenditures for the construction of the office building by Foundry Park I, we expect that cash from operations, together with borrowing available under our senior credit facility, will continue to be sufficient to cover our operating expenses and planned capital expenditures for the foreseeable future. We expect to borrow 85% of the total projected cost of construction of the office building by Foundry Park I. We expect to fund the remaining cost of construction with cash on hand. For more information on the construction of the office building by Foundry Park I, see “Recent Developments” in Part I, Item 1 of our 2006 Annual Report.

Cash

We had restricted cash of $200 thousand at both June 30, 2007 and December 31, 2006. In addition, we also had restricted funds of $1.0 million at both June 30, 2007 and December 31, 2006, which were recorded as a long-term asset in other assets. Of these total restricted cash and funds, $700 thousand at both June 30, 2007 and December 31, 2006 was cash received from Metropolitan Life Insurance Company (Metropolitan) during 2005 and 2003. The funds from Metropolitan are used to reduce the employee portion of retiree health benefits costs. The remaining restricted cash and funds for both periods represent monies related to the issuance of a European bank guarantee.

Debt

In April, 2007, Foundry Park I entered into a bridge loan agreement to borrow up to $7 million for cash requirements related to the construction of an office building. We expect the bridge loan, which bears interest at LIBOR plus 140 basis points, will be repaid with a long-term construction loan, as well as cash on hand during the third quarter 2007. At June 30, 2007, we had drawn $5.6 million on this bridge loan.

Except for the Foundry Park I bridge loan and the February 2007 redemption of $250 thousand of the remaining outstanding 8.875% senior notes, our debt position is substantially unchanged since December 31, 2006. At June 30, 2007, we have outstanding senior notes in the aggregate principal amount of $150 million that bear interest at a fixed rate of 7.125% and are due in 2016. During the second-quarter 2007, we completed an offer to exchange up to $150 million of 7.125% senior notes due 2016 that have been registered under the Securities Act of 1933 for a like principal amount of our outstanding 7.125% senior notes that were issued in December 2006 and that were not registered under the Securities Act.

We also have a $100 million revolving credit facility that bears interest at variable rates and is for general corporate purposes. The revolving credit facility includes an option to increase the commitment amount by $50 million and also includes a $50 million sub-facility for letters of credit. The facility matures on December 21, 2011. There were no borrowings outstanding at June 30, 2007 under the revolving credit facility. We had outstanding letters of credit of $3.5 million at June 30, 2007, resulting in the unused portion of the revolver amounting to $96.5 million.

Both the senior notes and the revolving credit facility contain covenants, representation, and events of default that management considers typical of credit agreements of this nature. We were in compliance with these covenants as of both June 30, 2007 and December 31, 2006.

We had total long-term debt, including the current portion, of $158.4 million at June 30, 2007, representing an increase of approximately $5.0 million in our total debt since December 31, 2006. The increase resulted from the Foundry Park I bridge loan of $5.6 million, partially offset by the redemption of the remaining $250 thousand of 8.875% senior notes and payments on capital leases.

As a percentage of total capitalization (total long-term debt and shareholders’ equity), our total debt decreased from 33.7% at the end of 2006 to 31.3% at June 30, 2007. The lower percentage was primarily the result of the increase in shareholders’ equity due to earnings, partially offset by the increase in debt. Normally, we repay any outstanding long-term debt with cash from operations and with proceeds from occasional sales of business units, plant sites, or other assets.

On February 26, 2007, Foundry Park I agreed to an application with Principal Commercial Funding II, LLC for a mortgage loan in the approximate principal amount of $116 million related to the construction of a multi-story office building. We expect that the mortgage loan will be executed in 2009 at the completion of the construction. For more information on the construction of the office building by Foundry Park I, see “Recent Developments” in Part I, Item 1 of the 2006 Annual Report. In addition, Foundry Park I entered into a rate lock agreement to lock an interest rate on $105 million of the above referenced application amount. The interest rate on the remaining $11 million of debt will be determined at a later date. NewMarket Corporation guaranteed the funding of the interest rate lock agreement.

Capital Expenditures

Excluding the expenditures for the office building by Foundry Park I, we funded capital expenditures of $19.7 million through June 30, 2007. We estimate our total capital spending during

2007, excluding the capital expenditures by Foundry Park I, will be approximately $30 million to $35 million. We expect to continue to finance capital spending through cash on hand and cash provided from operations, together with borrowing available under our revolving credit facility.

We funded project-related capital expenditures of $2.2 million related to the Foundry Park I project during six-months 2007. We expect to borrow 85% of the total cost of construction over the term of the loan. For more information on the construction of the office building by Foundry Park I, see “Recent Developments” in Part I, Item 1 of our 2006 Annual Report.

Working Capital

We had working capital at June 30, 2007, of $359.8 million, resulting in a current ratio of 3.29 to 1. At December 31, 2006, working capital was $301.8 million and the current ratio was 2.88 to 1. The increase in working capital primarily reflects higher cash and accounts receivable, as well as lower accrued expenses, partially offset by a decrease in inventories and an increase in the current portion of long-term debt. The increase in accounts receivable reflects higher product sales. The reduction in accrued expenses results primarily from the payment of certain expenses, including personnel-related and product-related costs. The decrease in inventories results from the planned reduction of certain products, while the increase in the current portion of long-term debt reflects the Foundry Park I bridge loan discussed above.

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

Intangibles, Net of Amortization

We had certain identifiable intangibles amounting to $48.6 million at June 30, 2007. These intangibles relate to our petroleum additives business and are being amortized over periods with up to approximately 9 years of remaining life. We continue to assess the market related to these intangibles, as well as their specific values, and believe the amortization periods and values are appropriate. We also evaluate these intangibles for any potential impairment when significant events or circumstances occur that might impair the value of these assets. These evaluations continue to support the value at which these identifiable intangibles are carried on our financial statements. However, if conditions were to deteriorate substantially in this market, it could possibly cause a reduction in the periods of this amortization charge or could possibly result in a noncash write-off of a portion of the intangibles’ carrying value. A reduction in the amortization period would have no effect on cash flows. We do not anticipate such a change in the market conditions.

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

Pension Plans and Other Postretirement Benefits

We use significant assumptions to record the impact of the pension and postretirement plans in the financial statements. These assumptions include the discount rate, expected long-term rate of return on plan assets, rate of compensation increase, and health care cost trend rate. A change in any one of these assumptions could result in different results for the plans. We develop these assumptions after considering available information that we deem relevant. Information is provided on the pension and postretirement plans in Note 18 of the 2006 Annual Report. In addition, further disclosure on the impact of changes in these assumptions is provided in the “Financial Position and Liquidity” section of Part II, Item 7 of the 2006 Annual Report.

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

Outlook

We continue in a strong financial position today. Our overall strategy remains unchanged. It is our intent to leverage our financial strength to grow the business, with acquisitions being an area of primary interest. Our primary focus in the acquisition area remains on the petroleum additives industry. We believe that in the current mergers and acquisition environment, this industry will provide the greatest opportunity for a good return on investment while minimizing risk. As we have stated in the past, we remain patient in this pursuit. We believe we have many internal opportunities for growth in the near term, from both geographical and product line extensions. We will wait and intend to make the right acquisition for our company when the opportunity arises. Meanwhile, we will build cash on our balance sheet and continue to evaluate all alternative uses for that cash to enhance shareholder value.

Early in 2007, we announced our intention to develop some of the downtown Richmond property that we own by constructing a multi-story office building for MeadWestvaco. We are now in the beginning of the construction phase of the building. We have assembled an excellent team to assist us in the development and construction. We expect to borrow approximately 85% of the cost of construction and will be capitalizing the cost and interest throughout the building project. Total expenditures on this project this year are projected to be approximately $13 million with $6 million from cash-on-hand and the balance being borrowed. We anticipate the project will be completed by the end of 2009, at which time we expect this business to be accretive to our earnings.

Petroleum Additives – We had excellent performance from this segment again this quarter. We continue to focus on growing our business by helping our customers be successful in their marketplace. We are following a two part strategy: first, cost management in those areas that are commodity-like in their characteristics through the introduction of more efficient formulations and, second, growth through product differentiation in the other areas where that approach is valued by our customers.

This business has done very well in the first half of this year. We believe this success is from the combination of improved product mix, new product introduction, and margin restoration associated with previous pricing activities. Our volumes, compared to the previous two quarters, have improved. The petroleum additives market, however, continues to face challenges on many fronts. With crude oil prices at record high levels, raw material costs are trending up and supply is tight for several of our key raw materials. In addition, R&D costs continue to rise.

Despite these challenges, going forward, we believe we have a solid business base, strong technology, and a good team to continue to build on the successful performance of the past year. We expect that petroleum additives will have a higher operating profit in 2007 than 2006.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Except for interest rate risk and foreign currency risk, as discussed below, there have been no significant changes in our market risk from the information provided in the 2006 Annual Report.

During the second quarter 2007, Foundry Park I entered into a bridge loan to borrow up to $7 million. The loan bears interest at LIBOR plus 140 basis points. If interest rates were to increase, we would incur additional interest costs. As this loan is related to a capital project, all interest costs are being capitalized and will not have an impact on earnings until the completion of the project when the capitalized interest is amortized.

During the second quarter 2006, we entered into $15.4 million of Euro-denominated forward contracts to minimize currency exposure from expected cash flows from foreign operations. The contracts had maturity dates in 2006 and 2007. At June 30, 2007, all of these contracts had matured.

In April 2007, we entered into $16.1 million of Euro-denominated forward contracts to minimize currency exposure from expected cash flows from foreign operations. The contracts have maturity dates from June 2007 to May 2008. At June 30, 2007, there were $14.8 million remaining of these Euro-denominated contracts. With other variables held constant, a hypothetical 10% adverse change in the June 30, 2007 forward Euro rates would have resulted in a decrease of approximately $1.5 million in the value of the contracts.

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

There has been no change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Innospec Inc. – In June, 2007 we announced that we resolved all of the pending arbitration actions commenced in 2006 under the rules of the London Court of International Arbitration between Innospec and Ethyl arising out of disputes under the companies’ marketing and supply agreements for TEL. Ethyl and Innospec were parties to certain exclusive agreements that governed the global marketing and sales of TEL, except in North America. The global marketing agreements governing the supply of TEL to customers outside North America have been terminated effective April 1, 2007. Innospec has compensated Ethyl for the termination of these marketing agreements.

ITEM 1A.	Risk Factors

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Part I, Item 1A of our 2006 Annual Report describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our results of operations and our financial condition. We do not believe that there have been any material changes to the risk factors previously disclosed in our 2006 Annual Report except as highlighted below.

•	Our TEL results would be adversely affected if Innospec did not comply with the terms of the marketing and supply agreements or if we did not prevail in our arbitrations with Innospec.

As previously discussed in this Quarterly Report on Form 10-Q, during the second-quarter 2007, we resolved all of the arbitration actions between Ethyl and Innospec and terminated the TEL marketing agreements with Innospec effective as of April 1, 2007. As a result, this risk factor no longer exists.

•	Development and construction risks could adversely affect our financial results.

We own approximately 42 acres of real property available for development in downtown Richmond, Virginia adjacent to our principal executive offices and are considering development alternatives for this real estate. In January 2007, Foundry Park I entered into a Deed of Lease Agreement with MeadWestvaco under which MeadWestvaco will lease an office building that is being constructed on approximately three acres of this real property. Our development and construction activities may subject us to the following risks:

•	we may be unable to obtain, or suffer delays in obtaining, necessary zoning, land-use, building occupancy and other required governmental permits and authorizations;

•	we may incur development and construction costs that exceed our original estimates;

•	we may not be able to obtain financing on favorable terms;

•	we may be unable to complete a project on schedule, which could result in increased construction costs and penalties.

ITEM 4.	Submission of Matters to a Vote of Security Holders

At the annual meeting of NewMarket shareholders held on April 26, 2007, the shareholders elected the directors nominated in the NewMarket Proxy Statement, dated March 29, 2007, with the following affirmative votes and votes withheld:

Director	Affirmative Votes	Votes Withheld
Phyllis L. Cothran	15,705,459	232,212
Bruce C. Gottwald	15,715,917	221,754
Thomas E. Gottwald	15,717,688	219,983
Patrick D. Hanley	15,432,087	505,584
James E. Rogers	15,821,887	115,784
Sidney Buford Scott	15,469,110	468,561
Charles B. Walker	15,708,349	229,322

The shareholders also approved the following proposal:

Proposal	Affirmative Votes	Votes Against	Abstentions
To ratify the appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm for the fiscal year ending December 31, 2007	15,892,221	33,763	11,687

There were no broker non-votes with respect to the election of directors or the ratification of our independent registered public accounting firm.

ITEM 5.	Other Information

On June 15, 2007, Ethyl Corporation and Innospec Inc. resolved all pending arbitration actions commenced in 2006 between the subsidiaries of Innospec and Ethyl arising out of the TEL marketing agreements and the North American TEL supply agreement between the companies and terminated the marketing agreements. Ethyl received $28.0 million in cash and the return of approximately $12.0 million of a working capital advance in June 2007 as compensation for the termination of the marketing agreements. Upon receipt of this payment, all marketing agreements between the subsidiaries of Ethyl and Innospec were terminated effective April 1, 2007. In addition, the companies reached agreement on the prices that Innospec is entitled to charge for TEL under the North American supply agreement.

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

NEWMARKET CORPORATION
(Registrant)

Date: July 30, 2007	By:	/s/ D. A. Fiorenza
David A. Fiorenza
Vice President and Treasurer
(Principal Financial Officer)

Date: July 30, 2007	By:	/s/ Wayne C. Drinkwater
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