Form 10-Q
period 2007-09-30
NEWMARKET CORP
filed 2007-10-31
CIK 1282637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes  ☐                    No  ☒

Number of shares of common stock, without par value, outstanding as of September 30, 2007: 16,180,821.

NEWMARKET CORPORATION

I N D E X

Page Number
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited)

Consolidated Statements of Income – Three and Nine Months Ended September 30, 2007 and September 30, 2006	3

Consolidated Balance Sheets – September 30, 2007 and December 31, 2006	4

Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2007 and September 30, 2006	5

Notes to Consolidated Financial Statements	6 - 26

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27 - 37

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	37 - 38

ITEM 4. Controls and Procedures	38 - 39

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	40

ITEM 1A. Risk Factors	40 - 41

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	41

ITEM 6. Exhibits	41 - 42

SIGNATURES	43

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Net sales	$356,946	$325,119	$1,010,755	$957,135
Cost of goods sold	277,877	258,955	786,739	757,266

Gross profit	79,069	66,164	224,016	199,869
Selling, general, and administrative expenses	27,659	27,794	81,460	79,260
Research, development, and testing expenses	18,476	16,582	56,387	50,264
Special items income	—	7,843	—	11,093

Operating profit	32,934	29,631	86,169	81,438
Interest and financing expenses, net	2,954	3,917	8,743	11,689
Other income, net	1,235	859	2,382	6,502

Income from continuing operations before income taxes	31,215	26,573	79,808	76,251
Income tax expense	11,125	9,715	28,254	27,282

Income from continuing operations	20,090	16,858	51,554	48,969
Discontinued operations:
Gain on settlement of discontinued business (net of tax)	1,067	—	14,554	—
Income from operations of discontinued business (net of tax)	—	2,063	2,217	4,093

Net income	$21,157	$18,921	$68,325	$53,062

Basic earnings per share
Income from continuing operations	$1.20	$0.98	$3.01	$2.84
Discontinued operations	0.06	0.12	0.98	0.24

	$1.26	$1.10	$3.99	$3.08

Diluted earnings per share
Income from continuing operations	$1.19	$0.97	$2.99	$2.81
Discontinued operations	0.06	0.12	0.97	0.24

	$1.25	$1.09	$3.96	$3.05

Shares used to compute basic earnings per share	16,772	17,257	17,121	17,204

Shares used to compute diluted earnings per share	16,887	17,409	17,236	17,405

Cash dividends declared per common share	$0.125	$0.125	$0.375	$0.375

See accompanying notes to the consolidated financial statements.

NEWMARKET CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amount)

(Unaudited)

	September 30 2007	December 31 2006
ASSETS
Current assets:
Cash and cash equivalents	$82,947	$60,300
Restricted cash	210	240
Trade and other accounts receivable, less allowance for doubtful accounts ($880 - 2007; $835 - 2006)	212,490	198,243
Inventories:
Finished goods	159,132	150,468
Raw materials	25,101	28,002
Stores, supplies and other	7,600	7,111

	191,833	185,581
Deferred income taxes	18,290	12,277
Prepaid expenses	5,455	5,319

Total current assets	511,225	461,960

Property, plant and equipment, at cost	779,814	751,355
Less accumulated depreciation and amortization	600,345	589,241

Net property, plant and equipment	179,469	162,114

Prepaid pension cost	1,298	85
Deferred income taxes	16,599	30,088
Other assets and deferred charges	22,085	38,838
Intangibles, net of amortization	47,093	51,708

Total assets	$777,769	$744,793

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$96,948	$81,623
Accrued expenses	55,264	59,692
Dividends payable	2,023	2,162
Book overdraft	3,525	2,549
Long-term debt, current portion	724	691
Income taxes payable	14,931	13,466

Total current liabilities	173,415	160,183

Long-term debt	156,886	152,748
Other noncurrent liabilities	127,124	130,460
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock and paid-in capital (without par value) Issued - 16,180,821 in 2007 and 17,289,860 in 2006	38,389	88,263
Accumulated other comprehensive loss	(40,328)	(47,165)
Retained earnings	322,283	260,304

	320,344	301,402

Total liabilities and shareholders’ equity	$777,769	$744,793

See accompanying notes to the consolidated financial statements.

NEWMARKET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30
	2007	2006
Cash and cash equivalents at beginning of year	$60,300	$56,413

Cash flows from operating activities:
Net income	68,325	53,062
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and other amortization	21,115	22,156
Amortization of deferred financing costs	749	1,417
Noncash environmental remediation and dismantling	3,208	(330)
Noncash pension benefits expense	8,030	9,630
Noncash postretirement benefits expense	2,874	2,862
Deferred income tax expense	2,601	2,307
Gain on settlement and termination of TEL marketing agreements	(22,848)	—
Gain on legal settlement	—	(2,569)
Gain on sale of property	—	(3,250)
Pharmaceutical earn-out agreement	—	(5,274)
Interest on income tax settlement	—	(4,429)
Working capital changes	2,056	(25,898)
Excess tax benefits from stock-based payment arrangements	—	(1,387)
Cash pension benefits contributions	(14,170)	(10,915)
Cash postretirement benefits contributions	(1,371)	(2,135)
Proceeds from insurance settlement	—	4,200
Proceeds from legal settlement	—	2,250
Proceeds from income tax settlement	—	911
Long-term receivable - TEL marketing agreements	11,983	2,571
Other, net	(1,882)	(2,154)

Cash provided from operating activities	80,670	43,025

Cash flows from investing activities:
Capital expenditures	(24,630)	(14,390)
Foundry Park I capital expenditures	(4,334)	—
Foundry Park I deferred leasing costs	(3,599)	—
Proceeds from settlement and termination of TEL marketing agreements	28,000	—
Payment for acquisition of intangible asset	(2,650)	—
Payment for interest rate guarantee	(1,110)	—
Proceeds from pharmaceutical earn-out agreement	—	5,274
Proceeds from sale of property	—	3,408
Other, net	(566)	90

Cash used in investing activities	(8,889)	(5,618)

Cash flows from financing activities:
Draws on Foundry Park I bridge loan	6,571	—
Repayment of Foundry Park I bridge loan	(6,571)	—
Draws on Foundry Park I construction loan	4,944	—
Repayment of 8.875% senior notes	(250)	—
Repurchases of common stock	(50,000)	—
Dividends	(4,695)	(6,472)
Change in book overdraft	976	44
Debt issuance costs	(146)	—
Debt issuance costs-Foundry Park I	(1,696)	—
Proceeds from exercise of stock options	26	830
Excess tax benefits from stock-based payment arrangements	—	1,387
Payments on the capital lease	(523)	(483)

Cash used in financing activities	(51,364)	(4,694)

Effect of foreign exchange on cash and cash equivalents	2,230	(2,456)

Increase in cash and cash equivalents	22,647	30,257

Cash and cash equivalents at end of period	$82,947	$86,670

See accompanying notes to the consolidated financial statements.

NEWMARKET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Financial Statement Presentation

In the opinion of management, the accompanying consolidated financial statements of NewMarket Corporation and Subsidiaries contain all necessary adjustments for the fair presentation of, in all material respects, our consolidated financial position as of September 30, 2007, as well as our consolidated results of operations for the three months and nine months ended September 30, 2007 and September 30, 2006 and our consolidated cash flows for the nine months ended September 30, 2007 and September 30, 2006. The financial statements are subject to normal year-end adjustments and do not include comprehensive footnotes. All adjustments are of a normal, recurring nature, unless otherwise disclosed. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the NewMarket Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (2006 Annual Report), as filed with the Securities and Exchange Commission (SEC). The results of operations for the nine month period ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007. The December 31, 2006 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Unless the context otherwise requires, all references to “we,” “us,” “our,” the “Company” and “NewMarket” are to NewMarket Corporation and its consolidated subsidiaries.

At both September 30, 2007 and December 31, 2006, we had a book overdraft for some of our disbursement cash accounts. A book overdraft represents transactions that have not cleared the bank accounts at the end of the reporting period. We transfer cash on an as-needed basis to fund these items as they clear the bank in subsequent periods.

Cash dividends declared for the nine months ended September 30, 2007 totaled 37.5 cents per share including a dividend of 12.5 cents per share declared on February 22, 2007 and paid on April 2, 2007; a dividend of 12.5 cents per share declared on April 26, 2007 and paid on July 2, 2007; and a dividend of 12.5 cents per share declared on July 20, 2007 and paid on October 1, 2007. Cash dividends declared for the nine months ended September 30, 2006 also totaled 37.5 cents per share including a dividend of 12.5 cents per share declared on February 23, 2006 and paid April 3, 2006; a dividend of 12.5 cents per share declared on April 27, 2006 and paid on July 3, 2006; and a dividend of 12.5 cents per share declared on July 20, 2006 and paid on October 2, 2006.

During the period of August 7, 2007 through August 29, 2007, we purchased 1,117,104 shares of common stock at an average price of $44.76, including transaction fees. The purchase of all shares was under a previously approved share repurchase program. On December 16, 2005, the Board of Directors approved a share repurchase program that authorized management to purchase $50 million of the outstanding common stock until December 31, 2007. There are no repurchases remaining on this authorization.

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

The gain on the termination of this business was $22.8 million ($14.6 million after tax) for the nine months 2007 including a $1.7 million ($1.1 million after tax) benefit in the third quarter 2007. The income from operations before tax of the discontinued business amounted to $3.5 million for the nine months 2007, $3.2 million for the third quarter 2006, and $6.4 million for the nine months 2006. These results are presented in the Consolidated Statements of Income under “Discontinued operations” for all periods presented.

Our September 30, 2007 Consolidated Balance Sheet does not include any significant assets or liabilities of the discontinued operation. The December 31, 2006 Consolidated Balance Sheet includes the assets and liabilities of the discontinued operation and has not been reclassified. At December 31, 2006, assets which were disposed of through this transaction included $8.2 million for the TEL prepayment for services, net of amortization, and $12.0 million for the TEL working capital advance to Innospec. Both of these are recorded in “Other assets and deferred charges” on the Consolidated Balance Sheets.

The Consolidated Statements of Cash Flows summarizes the activity of discontinued and continuing operations together.

3.	Asset Retirement Obligations

The following table illustrates the activity associated with our asset retirement obligations for the nine months ended September 30, 2007 and the year ended December 31, 2006.

	September 30 2007	December 31 2006
	(in thousands)
Asset retirement obligations, beginning of period	$5,268	10,386
Accretion expense	410	690
Liabilities settled	(1,375)	(5,269)
Changes in expected cash flows and timing	1,075	(654)
Foreign currency impact	170	115

Asset retirement obligations, end of period	5,548	5,268

4.	Segment Information

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

Segment Net Sales

(in millions)

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Petroleum additives	$352.5	$323.9	$998.6	$948.4
All other	4.4	1.2	12.2	8.7

Consolidated net sales	$356.9	$325.1	$1,010.8	$957.1

Segment Operating Profit

(in millions)

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Petroleum additives (a)	$35.2	$30.4	$100.7	$83.2
All other	0.6	(2.3)	(4.4)	(0.7)

Segment operating profit	35.8	28.1	96.3	82.5
Corporate, general, and administrative expense	(3.0)	(3.9)	(10.2)	(9.8)
Special items income (b)	—	5.3	—	13.0
Interest and financing expenses, net	(3.0)	(3.9)	(8.7)	(11.7)
Other income, net	1.4	1.0	2.4	2.3

Income from continuing operations before income taxes	$31.2	$26.6	$79.8	$76.3

(a)	The petroleum additives segment for the three months and nine months ended September 30, 2006 included a gain of $2.6 million associated with a legal settlement related to transportation charges. The after-tax gain amounted to $1.6 million.

(b)	The special items income for both 2006 periods included a $5.3 million gain ($3.3 million after tax) related to an earn-out agreement for certain pharmaceutical intellectual property that we sold in 1994. Nine months 2006 also included a $4.4 million gain ($2.9 million after tax) for interest on an income tax settlement, as well as a $3.3 million gain ($2.0 million after tax) on the sale of property.

Segment Depreciation and Amortization

(in millions)

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Petroleum additives	$6.4	$5.5	$19.1	$17.0
All other long-lived assets	0.4	1.8	2.0	5.2

Total depreciation and amortization	$6.8	$7.3	$21.1	$22.2

5.	Pension and Postretirement Plans

During the nine months ended September 30, 2007, we made contributions of approximately $7.7 million for domestic pension plans and approximately $1.3 million for domestic postretirement plans. We expect to make total contributions in 2007 of approximately $8 million for our domestic pension plans and approximately $2 million for our domestic postretirement plans.

We made contributions of approximately $6.5 million for our foreign pension plans and approximately $70 thousand for a foreign postretirement plan during the nine months ended September 30, 2007. During 2007, we expect to make total contributions of approximately $9 million for our foreign pension plans and approximately $100 thousand for our foreign postretirement plan.

The tables below present information on periodic benefit cost for our pension and postretirement plans.

	Domestic
	Pension Benefits		Postretirement Benefits
	Three Months Ended September 30
	2007	2006	2007	2006
	(in thousands)
Service cost	$1,182	$1,105	$361	$410
Interest cost	1,588	1,542	1,012	958
Expected return on plan assets	(1,701)	(1,526)	(470)	(471)
Amortization of prior service cost	8	10	(6)	(6)
Amortization of net loss	541	526	—	—

	$1,618	$1,657	$897	$891

	Domestic
	Pension Benefits		Postretirement Benefits
	Nine Months Ended September 30
	2007	2006	2007	2006
	(in thousands)
Service cost	$3,548	$3,970	$1,082	$1,229
Interest cost	4,761	4,657	3,037	2,874
Expected return on plan assets	(5,102)	(4,654)	(1,412)	(1,412)
Amortization of prior service cost	23	237	(16)	(16)
Amortization of net loss	1,625	1,826	—	—

	$4,855	$6,036	$2,691	$2,675

	Foreign
	Pension Benefits		Postretirement Benefits
	Three Months Ended September 30
	2007	2006	2007	2006
	(in thousands)
Service cost	$728	$676	$5	$4
Interest cost	1,294	1,102	31	29
Expected return on plan assets	(1,342)	(1,005)	—	16
Amortization of prior service cost	21	83	—	14
Amortization of transition asset	(9)	(9)	12	—
Amortization of net loss	384	384	16	—

	$1,076	$1,231	$64	$63

	Foreign
	Pension Benefits		Postretirement Benefits
	Nine Months Ended September 30
	2007	2006	2007	2006
	(in thousands)
Service cost	$2,144	$1,975	$14	$13
Interest cost	3,815	3,216	87	85
Expected return on plan assets	(3,954)	(2,933)	—	49
Amortization of prior service cost	60	242	—	40
Amortization of transition asset	(26)	(26)	35	—
Amortization of net loss	1,136	1,120	47	—

	$3,175	$3,594	$183	$187

6.	Earnings Per Share

Basic and diluted earnings per share from continuing operations are calculated as shown in the table below. Options are not included in the computation of diluted earnings per share when the option exercise price exceeds the average market price of the underlying common share, as the impact on earnings per share would be anti-dilutive.

At September 30, 2006, there were outstanding options to purchase 50,000 shares of NewMarket common stock at an exercise price of $44.375 per share. Prior to the second-quarter ended June 30, 2006, these options were not included in the computation of diluted earnings per share due to their anti-dilutive impact. These options were included in the calculation of diluted earnings per share at September 30, 2006. At September 30, 2007, these options were no longer outstanding as they were exercised in November 2006. For the three months and nine months ended September 30, 2007, we had no anti-dilutive options that were excluded from the calculation of earnings per share.

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
	(in thousands, except per share amounts)
Basic earnings per share
Numerator:
Income from continuing operations, as reported	$20,090	$16,858	$51,554	$48,969

Denominator:
Average number of shares of common stock outstanding	16,772	17,257	17,121	17,204

Basic earnings per share from continuing operations	$1.20	$.98	$3.01	$2.84

Diluted earnings per share
Numerator:
Income from continuing operations, as reported	$20,090	$16,858	$51,554	$48,969

Denominator:
Average number of shares of common stock outstanding	16,772	17,257	17,121	17,204
Shares issuable upon exercise of stock options	115	152	115	201

Total shares	16,887	17,409	17,236	17,405

Diluted earnings per share from continuing operations	$1.19	$.97	$2.99	$2.81

7.	Intangibles, net of amortization

The following table provides certain information related to our intangible assets. All of the intangibles relate to the petroleum additives segment.

	Identifiable Intangibles
	September 30, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Amortizing intangible assets
Formulas	$85,910	$47,824	$85,910	$44,430
Contracts	10,376	1,369	10,376	148

	$96,286	$49,193	$96,286	$44,578

Amortization expense amounted to $1.5 million for the third quarter 2007, $4.6 million for nine months 2007, $1.1 million for third quarter 2006, and $3.4 million for nine months 2006.

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

8.	Long-term Debt

Long-term debt consisted of the following:

	September 30 2007	December 31 2006
	(in thousands)
Senior notes - 7.125% due 2016	$150,000	$150,000
Foundry Park I construction loan	4,944	—
Senior notes - 8.875% due 2010	—	250
Capital lease obligations	2,666	3,189

	157,610	153,439
Current maturities of long-term debt	(724)	(691)

	$156,886	$152,748

In April, 2007, Foundry Park I entered into a bridge loan agreement to borrow up to $7 million for cash requirements related to the construction of an office building. The bridge loan, which bore interest at LIBOR plus 140 basis points, was repaid on August 7, 2007 with the proceeds of a long-term construction loan, as well as cash on hand.

Foundry Park I and NewMarket Corporation entered into a construction loan agreement with a group of banks on August 7, 2007 to borrow up to $116 million to fund the development and construction of an office building. The construction loan bears interest at LIBOR plus a margin of 140 basis points. The term of the loan is for a period of 36 months and is unconditionally guaranteed by NewMarket Corporation. No principal reduction payment is due during the construction period. As a condition of the construction loan and concurrently with the closing of the loan, Foundry Park I also obtained interest rate risk protection in the form of an interest rate swap (swap). The objective in obtaining the swap was to manage our exposure to interest rate movements and add stability to capitalized interest expense. The interest rate swap involves the receipt of variable-rate amounts based on LIBOR in exchange for fixed-rate payments over the life of the agreement without exchange of the underlying notional amount. The fixed-rate payments are at a rate of 4.975%. The notional amount of the swap was approximately $5.1 million at September 30, 2007 and accretes to approximately $94.0 million over the term of the swap. The accreting notional amount is necessary to maintain the swap notional at an amount that represents approximately 85% of the projected construction loan principal balance over the loan term. The maturity date of the swap is January 1, 2010.

Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), as amended and interpreted, establishes accounting and reporting standards for derivative instruments and for hedging activities. The swap is designated and qualifies as a cash flow hedge under SFAS 133. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded in other comprehensive income, and subsequently reclassified to earnings when the hedged transaction affects earnings. The ineffective portion of changes in the fair value of the derivative is recognized immediately in earnings. We assess the effectiveness of the swap quarterly by comparing the changes in the fair value of the derivative hedging instrument with the change in fair value of the designated hedged transaction.

The fair value of the swap was approximately $592 thousand at September 30, 2007 and was recorded in “other noncurrent liabilities” on the Consolidated Balance Sheets. The net unrealized loss of approximately $575 thousand ($350 thousand, net of tax) is recorded as a component of “accumulated other comprehensive loss” in “shareholders’ equity” on the Consolidated Balance Sheets. Hedge ineffectiveness of approximately $17 thousand expense was recognized at September 30, 2007 and was recorded in “other income, net” on the Consolidated Statements of Income. Also recorded as a component of “accumulated other comprehensive loss” in “shareholders’ equity” on the Consolidated Balance Sheets was the net amount of swap receipts and payments made since the inception of the swap. This amounted to approximately $2 thousand, net of tax effects, at September 30, 2007. Any amounts remaining in “accumulated other comprehensive loss” related to the swap will be recognized in the Consolidated Statements of Income over the depreciable life of the office building beginning at the completion of the construction project, which is currently expected to be late 2009.

9.	Contractual Commitments and Contingencies

Except as discussed in Note 8 above and in the following paragraph, there have been no significant changes in our contractual commitments from those reported in our 2006 Annual Report in Note 17 of the Notes to Consolidated Financial Statements.

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

Innospec Inc. - In June 2007, we announced that we resolved all of the pending arbitration actions commenced in 2006 under the rules of the London Court of International Arbitration between Innospec and Ethyl arising out of disputes under the companies’ marketing and supply agreements for TEL. Ethyl and Innospec were parties to certain exclusive agreements that govern the global marketing and sales of TEL, except in North America. The global marketing agreements governing the supply of TEL to customers outside North America have been terminated. Innospec has compensated Ethyl for the termination of these marketing agreements (See Note 2 in the Notes to Consolidated Financial Statements).

Environmental

During 2000, the EPA named us as a potentially responsible party (PRP) under Superfund law for the clean-up of soil and groundwater contamination at the Sauget Area 2 Site in Sauget, Illinois. Without admitting any fact, responsibility, fault, or liability in connection with this site, we are participating with other PRPs in site investigations and feasibility studies. The Sauget Area 2 Site PRPs submitted a Remedial Investigation and Feasibility Study (RI/FS) to the EPA in early 2004. We have accrued our estimated proportional share of the expenses for the RI/FS. We also accrued our best estimate of our proportional share of the remediation liability proposed in that submission. The EPA did not accept the RI/FS. Through a series of submissions and meetings, the scope of the RI/FS has changed so that it is now scheduled to be submitted to the EPA in mid 2008. The RI/FS work is ongoing and we believe it is not at a stage where any further conclusion can be drawn as to the remediation liability we may incur. We do not believe there is any additional information available as a basis for revision of the liability that we have established. The amount accrued for this site is not material.

At a former TEL plant site located in the state of Louisiana, we have substantially completed environmental remediation and will be monitoring the site for an extended period. The accrual for this site was approximately $10 million at September 30, 2007 and approximately $9 million at December 31, 2006. We based these amounts on the best estimate of future costs discounted at approximately 2% in both 2007 and 2006. We incorporated an inflation factor in determining the discount rate. The remaining environmental liabilities are not discounted. At a plant site in Houston, Texas, we have an accrual of $7 million for environmental remediation, dismantling, and decontamination at both September 30, 2007 and December 31, 2006. Included in this amount is $4 million at September 30, 2007 and $5 million at December 31, 2006 for remediation.

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

Our total accruals for environmental remediation were approximately $21 million at September 30, 2007 and $19 million at December 31, 2006. In addition to the accruals for environmental remediation, we also have accruals for dismantling and decommissioning costs of $3 million at both September 30, 2007 and December 31, 2006.

10.	Comprehensive Income and Accumulated Other Comprehensive Loss

The components of comprehensive income consist of the following:

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Net income	$21,157	$18,921	$68,325	$53,062
Other comprehensive income, net of tax
Pension plans and other postretirement benefits adjustments	195	—	1,449	—
Unrealized (loss) gain on derivative instruments	(356)	63	(227)	13
Unrealized (loss) on marketable equity securities	—	—	—	(19)
Foreign currency translation adjustments	2,992	1,248	5,615	3,783

Other comprehensive income	2,831	1,311	6,837	3,777

Comprehensive income	$23,988	$20,232	$75,162	$56,839

The components of accumulated other comprehensive loss consist of the following:

	September 30 2007	December 31 2006
	(in thousands)
Accumulated loss on derivative instruments	(356)	(129)
Pension plans and other postretirement benefit adjustments	(40,945)	(42,394)
Foreign currency translation adjustments	973	(4,642)

Accumulated other comprehensive loss	$(40,328)	$(47,165)

11.	Income Taxes

We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007 and at September 30, 2007, we had $2.9 million of gross unrecognized tax benefits, all of which would affect our effective tax rate if recognized.

We recognize accrued interest and penalties associated with uncertain tax positions as part of “income tax expense” on our Consolidated Statements of Income. As of January 1, 2007, we had approximately $500 thousand of accrued interest related to uncertain tax positions.

We expect the amount of unrecognized tax benefits to change in the next 12 months; however, we do not expect the change to be material.

Our U.S. subsidiaries join in the filing of a U.S. federal consolidated income tax return. The Internal Revenue Service (IRS) concluded its examination of our consolidated federal income tax returns for the years 2001 through 2003 and issued final Revenue Agents Reports (RAR) during 2006 for these years. The U.S. federal statute of limitations remains open for the years 2004 and forward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from three to five years. Years still open to examination by foreign tax authorities in major jurisdictions include, the United Kingdom (2003 and forward), Singapore (2001 and forward), Japan (2002 and forward), Belgium (2005 and forward), and Canada (2002 and forward). The IRS will begin examining tax years 2005 and 2006 during the fourth quarter of 2007. We are also currently under examination in various U.S. state and foreign jurisdictions.

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

Ethyl Corporation

Ethyl Asia Pacific LLC

Ethyl Canada Holdings, Inc.

Ethyl Export Corporation

Ethyl Interamerica Corporation

Ethyl Ventures, Inc.

Interamerica Terminals Corporation

Afton Chemical Intangibles LLC

NewMarket Investment Company

Foundry Park I, LLC

Gamble’s Hill, LLC

Gamble’s Hill Landing, LLC

Gamble’s Hill Tredegar, LLC

Afton Chemical Corporation

Afton Chemical Asia Pacific LLC

Afton Chemical Canada Holdings, Inc.

Afton Chemical Japan Holdings, Inc.

Afton Chemical Additives Corporation

NewMarket Services Corporation

The Edwin Cooper Corporation

Old Town LLC

NewMarket Development Corporation

Foundry Park II, LLC

Gamble’s Hill Lab, LLC

Gamble’s Hill Third Street, LLC

We conduct all of our business and derive primarily all of our income from our subsidiaries. Therefore, our ability to make payments on the senior notes or other obligations is dependent on the earnings and the distribution of funds from our subsidiaries. There are no restrictions on the ability of any of our domestic subsidiaries to transfer funds to the Parent Company.

The following sets forth the Consolidating Statements of Income for the three months and nine months ended September 30, 2007 and September 30, 2006, Consolidating Balance Sheets as of September 30, 2007 and December 31, 2006, and Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2007 and September 30, 2006 for the Parent Company, the Guarantor Subsidiaries, and Non-Guarantor Subsidiaries. The financial information is based on our understanding of the SEC’s interpretation and application of Rule 3-10 of the SEC Regulation S-X.

The financial information may not necessarily be indicative of results of operations or financial position had the Guarantor Subsidiaries or Non-Guarantor Subsidiaries operated as independent entities. The Parent Company accounts for investments in these subsidiaries using the equity method.

We made certain reclassifications in the prior period consolidating financial statements to conform to the current presentation.

NewMarket Corporation and Subsidiaries

Consolidating Statements of Income

Three Months Ended September 30, 2007

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$—	$192,227	$164,719	$—	$356,946
Cost of goods sold	—	128,182	149,695	—	277,877

Gross profit	—	64,045	15,024	—	79,069
Selling, general, and administrative expenses	658	22,548	4,453	—	27,659
Research, development, and testing expenses	—	14,927	3,549	—	18,476

Operating (loss) profit	(658)	26,570	7,022	—	32,934
Interest and financing expenses (income), net	2,997	(261)	218	—	2,954
Other income, net	576	247	412	—	1,235

(Loss) income from continuing operations before income taxes and equity income of subsidiaries	(3,079)	27,078	7,216	—	31,215
Income tax expense	231	9,709	1,185	—	11,125
Equity income of subsidiaries	24,467	—	—	(24,467)	—

Income from continuing operations	21,157	17,369	6,031	(24,467)	20,090
Gain on settlement of discontinued business (net of tax)	—	512	555	—	1,067

Net income	$21,157	$17,881	$6,586	$(24,467)	$21,157

NewMarket Corporation and Subsidiaries

Consolidating Statements of Income

Three Months Ended September 30, 2006

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$—	$185,121	$139,998	$—	$325,119
Cost of goods sold	—	136,468	122,487	—	258,955

Gross profit	—	48,653	17,511	—	66,164
Selling, general, and administrative expenses	1,422	21,356	5,016	—	27,794
Research, development, and testing expenses	—	13,010	3,572	—	16,582
Special item income	5,274	2,569	—	—	7,843

Operating profit	3,852	16,856	8,923	—	29,631
Interest and financing expenses (income), net	3,893	(295)	319	—	3,917
Other income (expense), net	883	(202)	178	—	859

Income from continuing operations before income taxes and equity income of subsidiaries	842	16,949	8,782	—	26,573
Income tax (benefit) expense	(26)	7,538	2,203	—	9,715
Equity income of subsidiaries	18,053	—	—	(18,053)	—

Income from continuing operations	18,921	9,411	6,579	(18,053)	16,858
Income from operations of discontinued business (net of tax)	—	937	1,126	—	2,063

Net income	$18,921	$10,348	$7,705	$(18,053)	$18,921

NewMarket Corporation and Subsidiaries

Consolidating Statements of Income

Nine Months Ended September 30, 2007

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$—	$549,572	$461,183	$—	$1,010,755
Cost of goods sold	77	381,223	405,439	—	786,739

Gross (loss) profit	(77)	168,349	55,744	—	224,016
Selling, general, and administrative expenses	3,399	64,187	13,874	—	81,460
Research, development, and testing expenses	—	45,348	11,039	—	56,387

Operating (loss) profit	(3,476)	58,814	30,831	—	86,169
Interest and financing expenses (income), net	8,948	(844)	639	—	8,743
Other income, net	1,334	506	542	—	2,382

(Loss) income from continuing operations before income taxes and equity income of subsidiaries	(11,090)	60,164	30,734	—	79,808
Income tax (benefit) expense	(2,882)	22,578	8,558	—	28,254
Equity income of subsidiaries	76,533	—	—	(76,533)	—

Income from continuing operations	68,325	37,586	22,176	(76,533)	51,554
Gain on settlement of discontinued business (net of tax)	—	10,082	4,472	—	14,554
Income from operations of discontinued business (net of tax)	—	2,111	106	—	2,217

Net income	$68,325	$49,779	$26,754	$(76,533)	$68,325

NewMarket Corporation and Subsidiaries

Consolidating Statements of Income

Nine Months Ended September 30, 2006

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$—	$548,611	$408,524	$—	$957,135
Cost of goods sold	—	401,433	355,833	—	757,266

Gross profit	—	147,178	52,691	—	199,869
Selling, general, and administrative expenses	3,585	63,227	12,448	—	79,260
Research, development, and testing expenses	—	39,015	11,249	—	50,264
Special item income	5,274	5,819	—	—	11,093

Operating profit	1,689	50,755	28,994	—	81,438
Interest and financing expenses (income), net	11,677	(587)	599	—	11,689
Other income (expense), net	6,220	(317)	599	—	6,502

(Loss) income from continuing operations before income taxes and equity income of subsidiaries	(3,768)	51,025	28,994	—	76,251
Income tax (benefit) expense	(1,538)	20,529	8,291	—	27,282
Equity income of subsidiaries	55,292	—	—	(55,292)	—

Income from continuing operations	53,062	30,496	20,703	(55,292)	48,969
Income from operations of discontinued business (net of tax)	—	2,773	1,320	—	4,093

Net income	$53,062	$33,269	$22,023	$(55,292)	$53,062

NewMarket Corporation and Subsidiaries

Consolidating Balance Sheets

September 30, 2007

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$38,726	$7,239	$36,982	$—	$82,947
Restricted cash	210	—	—	—	210
Trade and other accounts receivable, net	391	95,337	116,762	—	212,490
Amounts due from affiliated companies	—	157,012	33,526	(190,538)	—
Inventories	—	109,218	82,615	—	191,833
Deferred income taxes	1,824	7,692	8,774	—	18,290
Prepaid expenses	595	3,218	1,642	—	5,455

Total current assets	41,746	379,716	280,301	(190,538)	511,225

Amounts due from affiliated companies	—	20,105	—	(20,105)	—
Property, plant and equipment, at cost	—	641,167	138,647	—	779,814
Less accumulated depreciation & amortization	—	486,538	113,807	—	600,345

Net property, plant and equipment	—	154,629	24,840	—	179,469

Investment in consolidated subsidiaries	569,417	—	—	(569,417)	—
Prepaid pension cost	—	1,137	161	—	1,298
Deferred income taxes	28,255	(5,199)	(6,457)	—	16,599
Other assets and deferred charges	6,096	14,095	1,894	—	22,085
Intangibles, net of amortization	—	47,093	—	—	47,093

Total assets	$645,514	$611,576	$300,739	$(780,060)	$777,769

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$6	$65,661	$31,281	$—	$96,948
Accrued expenses	8,952	33,739	12,573	—	55,264
Dividends payable	2,023	—	—	—	2,023
Book overdraft	23	3,502	—	—	3,525
Amounts due to affiliated companies	98,180	31,415	60,943	(190,538)	—
Long-term debt, current portion	—	724	—	—	724
Income taxes payable	(6,344)	15,655	5,620	—	14,931

Total current liabilities	102,840	150,696	110,417	(190,538)	173,415

Long-term debt	150,000	6,886	—	—	156,886
Amounts due to affiliated companies	—	—	20,105	(20,105)	—
Other noncurrent liabilities	72,330	35,887	18,907	—	127,124

Total liabilities	325,170	193,469	149,429	(210,643)	457,425

Shareholders’ equity:
Common stock and paid-in capital	38,389	248,620	75,189	(323,809)	38,389
Accumulated other comprehensive loss	(40,328)	(7,082)	(18,223)	25,305	(40,328)
Retained earnings	322,283	176,569	94,344	(270,913)	322,283

Total shareholders’ equity	320,344	418,107	151,310	(569,417)	320,344

Total liabilities and shareholders’ equity	$645,514	$611,576	$300,739	$(780,060)	$777,769

NewMarket Corporation and Subsidiaries

Consolidating Balance Sheets

December 31, 2006

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$19,688	$8,211	$32,401	$—	$60,300
Restricted cash	240	—	—	—	240
Trade and other accounts receivable, net	9,686	87,971	100,586	—	198,243
Amounts due from affiliated companies	—	164,649	36,038	(200,687)	—
Inventories	—	100,311	85,270	—	185,581
Deferred income taxes	1,825	5,492	4,960	—	12,277
Prepaid expenses	2,259	2,022	1,038	—	5,319

Total current assets	33,698	368,656	260,293	(200,687)	461,960

Amounts due from affiliated companies	—	17,744	—	(17,744)	—
Property, plant and equipment, at cost	—	614,592	136,763	—	751,355
Less accumulated depreciation & amortization	—	474,758	114,483	—	589,241

Net property, plant and equipment	—	139,834	22,280	—	162,114

Investment in consolidated subsidiaries	538,984	—	—	(538,984)	—
Prepaid pension cost	—	—	85	—	85
Deferred income taxes	28,284	(552)	2,356	—	30,088
Other assets and deferred charges	6,886	10,126	21,826	—	38,838
Intangibles, net of amortization	—	51,708	—	—	51,708

Total assets	$607,852	$587,516	$306,840	$(757,415)	$744,793

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$197	$50,269	$31,157	$—	$81,623
Accrued expenses	5,996	36,896	16,800	—	59,692
Dividends payable	2,162	—	—	—	2,162
Book overdraft	8	2,541	—	—	2,549
Amounts due to affiliated companies	78,034	42,656	79,997	(200,687)	—
Long-term debt, current portion	—	691	—	—	691
Income taxes payable	853	4,719	7,894	—	13,466

Total current liabilities	87,250	137,772	135,848	(200,687)	160,183

Long-term debt	150,250	2,498	—	—	152,748
Amounts due to affiliated companies	—	2,346	15,398	(17,744)	—
Other noncurrent liabilities	68,950	39,856	21,654	—	130,460

Total liabilities	306,450	182,472	172,900	(218,431)	443,391

Shareholders’ equity:
Common stock and paid-in capital	88,263	238,949	75,189	(314,138)	88,263
Accumulated other comprehensive loss	(47,165)	(8,780)	(22,624)	31,404	(47,165)
Retained earnings	260,304	174,875	81,375	(256,250)	260,304

Total shareholders’ equity	301,402	405,044	133,940	(538,984)	301,402

Total liabilities and shareholders’ equity	$607,852	$587,516	$306,840	$(757,415)	$744,793

NewMarket Corporation and Subsidiaries

Condensed Consolidating Statements of Cash Flows

Nine Months Ended September 30, 2007

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash provided from (used in) operating activities	$5,758	$102,006	$(27,094)	$—	$80,670

Cash flows from investing activities:
Capital expenditures	—	(20,702)	(3,928)	—	(24,630)
Foundry Park I capital expenditures	—	(4,334)	—	—	(4,334)
Foundry Park I deferred leasing costs	—	(3,599)	—	—	(3,599)
Proceeds from settlement and termination of TEL marketing agreements	—	—	28,000	—	28,000
Payment for acquisition of intangible asset	—	(2,650)	—	—	(2,650)
Payment for interest rate guarantee	—	(1,110)	—	—	(1,110)
(Decrease) increase in intercompany loans	(8,319)	(1,000)	2,362	6,957	—
Net (increase) decrease in investment in subsidiaries	(4,835)	4,835	—	—	—
Cash dividends from subsidiaries	81,484	—	—	(81,484)	—
Other, net	—	(566)	—	—	(566)

Cash provided from (used in) investing activities	68,330	(29,126)	26,434	(74,527)	(8,889)

Cash flows from financing activities:
Draws on Foundry Park I bridge loan	—	6,571	—	—	6,571
Repayment of Foundry Park I bridge loan	—	(6,571)	—	—	(6,571)
Draws on Foundry Park I construction loan	—	4,944	—	—	4,944
Repayment of 8.875% senior notes	(250)	—	—	—	(250)
Repurchase of common stock	(50,000)	—	—	—	(50,000)
Dividends	(4,695)	(81,484)	—	81,484	(4,695)
Change in book overdraft	15	961	—	—	976
Debt issuance costs	(146)	—	—	—	(146)
Debt issuance costs - Foundry Park I	—	(1,696)	—	—	(1,696)
Financing from affiliated companies	—	5,957	1,000	(6,957)	—
Proceeds from exercise of stock options	26	—	—	—	26
Payments on the capital lease	—	(523)	—	—	(523)

Cash (provided from) used in financing activities	(55,050)	(71,841)	1,000	74,527	(51,364)

Effect of foreign exchange on cash and cash equivalents	—	(2,011)	4,241	—	2,230

Increase (decrease) in cash and cash equivalents	19,038	(972)	4,581	—	22,647
Cash and cash equivalents at beginning of year	19,688	8,211	32,401	—	60,300

Cash and cash equivalents at end of period	$38,726	$7,239	$36,982	$—	$82,947

NewMarket Corporation and Subsidiaries

Condensed Consolidating Statements of Cash Flows

Nine Months Ended September 30, 2006

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash provided from operating activities	$1,260	$20,999	$20,766	$—	$43,025

Cash flows from investing activities:
Capital expenditures	—	(11,043)	(3,347)	—	(14,390)
Proceeds from sale of property	—	3,408	—	—	3,408
Proceeds from pharmaceutical earn-out agreement	5,274	—	—	—	5,274
Increase in intercompany loans	(5,775)	—	—	5,775	—
Cash dividends from subsidiaries	19,425	—	—	(19,425)	—
Other, net	—	90	—	—	90

Cash provided from (used in) investing activities	18,924	(7,545)	(3,347)	(13,650)	(5,618)

Cash flows from financing activities:
Dividends	(6,472)	(19,425)	—	19,425	(6,472)
Change in book overdraft	(8)	52	—	—	44
Financing from affiliated companies	—	5,775	—	(5,775)	—
Proceeds from exercise of stock options	830	—	—	—	830
Excess tax benefits from stock-based payment arrangements	1,387	—	—	—	1,387
Payments on the capital lease	—	(483)	—	—	(483)

Cash used in financing activities	(4,263)	(14,081)	—	13,650	(4,694)

Effect of foreign exchange on cash and cash equivalents	—	3,272	(5,728)	—	(2,456)

Increase in cash and cash equivalents	15,921	2,645	11,691	—	30,257
Cash and cash equivalents at beginning of year	26,973	8,760	20,680	—	56,413

Cash and cash equivalents at end of period	$42,894	$11,405	$32,371	$—	$86,670

14.	Subsequent Event

On October 25, 2007, our Board of Directors declared a quarterly dividend in the amount of 20 cents per share on our common stock. The dividend is payable January 1, 2008 to shareholders of record at the close of business on December 14, 2007.

Also on October 25, 2007, our Board of Directors approved a share repurchase program that authorizes management to repurchase up to $50 million of NewMarket Corporation’s outstanding common stock until December 31, 2009, as market conditions warrant and covenants under our existing agreements permit. We may conduct the share repurchases in the open market and in privately negotiated transactions. The repurchase program does not require NewMarket to acquire any specific number of shares and may be terminated or suspended at any time.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion contains forward-looking statements about future events and expectations within the meaning of the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements on our current expectations and projections about future results. When we use words in this document, such as “anticipates,” “intends,” “plans,” “believes,” “estimates,” “expects,” and similar expressions, we do so to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements we make regarding future prospects of growth in the petroleum additives market, other trends in the petroleum additives market, our ability to maintain or increase our market share, and our future capital expenditure levels.

We believe our forward-looking statements are based on reasonable expectations and assumptions, within the bounds of what we know about our business and operations. However, we offer no assurance that actual results will not differ materially from our expectations due to uncertainties and factors that are difficult to predict and beyond our control.

These factors include, but are not limited to, timing of sales orders, gain or loss of significant customers, competition from other manufacturers, resolution of environmental liabilities, changes in the demand for our products, significant changes in new product introduction, increases in product cost, the impact of fluctuations in foreign exchange rates on reported results of operations, changes in various markets, geopolitical risks in certain of the countries in which we conduct business, our ability to complete the construction of the office building for MeadWestvaco Corporation (MeadWestvaco) within budget and in a timely manner, and other factors detailed from time to time in the reports we file with the SEC, including the risk factors in Item 1A, “Risk Factors,” in the 2006 Annual Report and in Part II, Item 1A, “Risk Factors,” in this Quarterly Report on Form 10-Q. Readers are urged to review and consider carefully the disclosure we make in our filings with the SEC.

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

Overview

Our results for nine months 2007 continue to reflect improvements in net sales, as well as operating profit in the petroleum additives segment as compared to nine months 2006. We have introduced more cost-effective product solutions for our customers and have realized improved margins from these product solutions in our results. We have also realized the benefit from price increases which were instituted during 2006. Our production facilities continue to operate at high levels.

During the second-quarter 2007, we resolved all of the arbitration actions between Ethyl and Innospec and terminated the TEL marketing agreements with Innospec effective as of April 1, 2007. We received $28.0 million during the second quarter 2007 from Innospec as compensation for this termination. For nine months 2007, we recognized a gain of $22.8 million before tax on the settlement of the arbitration actions and termination of this business and have reflected the gain, as well as the income from operations of this business, as a discontinued operation for all periods presented.

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

During the period of August 7, 2007 through August 29, 2007, we purchased 1,117,104 shares of common stock at an average price of $44.76, including transaction fees. The purchase of all shares was under a previously approved share repurchase program. On December 16, 2005, the Board of Directors approved a share repurchase program that authorized management to purchase $50 million of the outstanding common stock until December 31, 2007. There are no repurchases remaining on this authorization.

Our balance sheet remains strong at September 30, 2007 with approximately $82.9 million of cash and cash equivalents.

Results of Operations

Net Sales

Our consolidated net sales for the third quarter 2007 amounted to $356.9 million, representing an increase of almost 10% from the 2006 level of $325.1 million. Nine months 2007 consolidated net sales were $1,010.8 million as compared to $957.1 million for nine months 2006, representing an increase of 6%. The table below shows our consolidated segment net sales.

Segment Net Sales

(in millions)

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Petroleum additives	$352.5	$323.9	$998.6	$948.4
All other	4.4	1.2	12.2	8.7

Consolidated net sales	$356.9	$325.1	$1,010.8	$957.1

Petroleum Additives Segment

Petroleum additives net sales in the third quarter 2007 of $352.5 million were up $28.6 million, or approximately 9%, from $323.9 million in the third quarter 2006. Reflecting the impact of raising prices in 2006, as well as a favorable foreign currency impact, higher selling prices contributed about a third of the increase in net sales when comparing third quarter 2007 to third quarter 2006. The mix of products sold and approximately a 5% increase in shipments contributed the remaining increase in net sales. This analysis is reflected in the table below.

The nine months 2007 petroleum additives net sales of $998.6 million were $50.2 million, or 5%, higher than nine months 2006 net sales of $948.4 million. Higher selling prices, which included a favorable foreign currency impact, were the predominant factor in the increase in net sales when comparing nine months 2007 to the same 2006 period. A favorable mix of products sold also contributed to the higher nine months 2007 net sales. Lower shipments, which were down approximately 4% between nine months 2007 and nine months 2006, partially offset the impact of higher selling prices and a favorable product mix.

The approximate components of the petroleum additives increase in net sales of $28.6 million between the two third quarter periods and $50.2 million between the two nine month periods are shown below (in millions):

	Third Quarter	Nine Months
Period ended September 30, 2006	$323.9	$948.4
Change in shipments and product mix	18.6	1.8
Changes in selling prices	10.0	48.4

Period ended September 30, 2007	$352.5	$998.6

Segment Operating Profit

NewMarket evaluates the performance of the petroleum additives business based on segment operating profit. NewMarket Services Corporation (NewMarket Services) departments and other expenses are billed to Afton and Ethyl based on the services provided under the holding company structure, pursuant to services agreements between NewMarket Services and Afton, as well as NewMarket Services and Ethyl. Depreciation on segment property, plant, and equipment, and amortization of segment intangible assets are included in the segment operating profit.

The table below reports segment operating profit for the third quarter and nine months ended September 30, 2007 and September 30, 2006.

Segment Operating Profit

(in millions)

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Petroleum additives	$35.2	$30.4	$100.7	$83.2

All other	$0.6	$(2.3)	$(4.4)	$(0.7)

Petroleum Additives Segment

Third quarter 2007 vs. Third quarter 2006 - Petroleum additives operating profit improved to $35.2 million from $30.4 million when comparing the 2007 and 2006 third quarter periods. The improved profit is reflected in the lubricant additives product lines with some offset in the fuel additives product line. The 2006 period also includes a gain of $2.6 million associated with a legal settlement related to transportation charges.

Net sales were approximately 9% higher and total shipments were approximately 5% higher when comparing third quarter 2007 and third quarter 2006. The higher operating profit resulted from several factors. We are recognizing the benefit of improved margins on certain products through the introduction of more cost effective product formulations for our customers. These improved product formulations lower both our cost, as well as our customers’ costs. We are also recognizing the benefit of price increases achieved during 2006. In addition to the improved pricing, we are selling a product mix with higher profit margins. However, we continue to experience challenges with our key raw materials. The cost of crude oil continues at record high levels, while at the same time the supply of several of our other key raw materials is tight with increasing costs.

Selling, general, and administrative (SG&A) expenses of the petroleum additives segment were substantially unchanged when comparing the two third quarter periods. Research, development, and testing (R&D) expenses increased approximately $1.8 million from the third quarter 2006 reflecting rising costs in R&D. As a percentage of net sales, SG&A expenses combined with R&D expenses, decreased from 12.1% for third quarter 2006 to 11.6% for third quarter 2007. The decrease reflects higher net sales when comparing third quarter 2007 and third quarter 2006.

Nine months 2007 vs. Nine months 2006 – Petroleum additives operating profit improved significantly for nine months 2007 increasing to $100.7 million from $83.2 million for nine months 2006. The improved profit is reflected in the lubricant additives product lines with some offset in the fuel additives product line.

Net sales were approximately 5% higher for nine months 2007 compared to nine months 2006, while total shipments were down approximately 4% when comparing the same periods. Similarly to the third quarter, the higher operating profit reflects the introduction of more cost effective product formulations for our customers, as well as the benefit of price increases achieved during 2006. We are also selling a product mix with higher profit margins. The nine months comparison was also impacted by the higher costs and tighter supply of certain key raw materials as discussed above, as well as a favorable foreign currency impact.

SG&A expenses of the petroleum additives segment were $300 thousand higher when comparing the two nine month periods. R&D expenses were approximately $6.0 million higher for nine months 2007 than nine months 2006 reflecting higher costs in R&D. As a percentage of net sales, SG&A expenses combined with R&D expenses were substantially unchanged at 12.2% for the nine months 2007 and 12.1% for nine months 2006. The slight change reflects higher combined SG&A and R&D expenses, mostly offset by the increase in net sales.

The following discussion references the Consolidated Financial Statements beginning on page 3 of this Quarterly Report on Form 10-Q.

Special Items Income

The special items income of $7.8 million for the third quarter 2006 and $11.1 million for nine months 2006 includes a $5.3 million gain related to a payment under an earn-out agreement for certain pharmaceutical intellectual property that we sold in 1994, as well as a $2.6 million gain associated with a legal settlement related to transportation charges. Nine months 2006 also includes a $3.3 million gain on the sale of property.

Interest and Financing Expenses, Net

Third quarter 2007 interest and financing expenses were $3.0 million, while third quarter 2006 interest and financing expenses were $3.9 million. Nine months 2007 interest and financing expenses amounted to $8.7 million and nine months 2006 interest and financing expenses amounted to $11.7 million. The decrease for both periods reflects lower interest rates, as well as lower fees and amortization of deferred financing costs resulting from the restructuring of our debt. In December 2006, we purchased substantially all of our 8.875% senior notes in a tender offer and issued $150 million of 7.125% senior notes. We continued to have no drawn debt under our revolving credit facility during 2007.

Other Income, Net

Other income, net was $1.2 million income for the third quarter 2007 compared to $900 thousand income for the third quarter 2006. The nine months 2007 amount was $2.4 million, while nine months 2006 was $6.5 million. Nine months 2006 included a $4.4 million gain on interest income on an income tax settlement. All periods include short-term investment income in the amount of $2.4 million for nine months 2007, $1.6 million for nine months 2006, $1.0 million for third quarter 2007, and $600 thousand for third quarter 2006. The remaining amounts for all periods were comprised of a number of individually immaterial items.

Income Taxes

Income taxes were $11.1 million for the third quarter 2007 and $9.7 million for the third quarter 2006. The effective tax rate was 35.6% for the third quarter 2007 and 36.6% for the third quarter 2006. The increase in income from continuing operations before income taxes from 2006 to 2007 resulted in an increase of $1.7 million in income taxes in the third quarter 2007, while the decrease in the effective tax rate between 2006 and 2007 resulted in a decrease in tax expense of $300 thousand.

Nine months 2007 income taxes were $28.3 million with an effective tax rate of 35.4%. The income taxes for nine months 2006 were $27.3 million with an effective tax rate of 35.8%. The increase in income from continuing operations before income taxes from 2006 to 2007 resulted in an increase of $1.3 million in income taxes, while the decrease in the effective tax rate resulted in the remaining difference.

Income taxes for all periods exclude income tax expense on discontinued operations. The 2006 income tax rates included a favorable impact from the Extraterritorial Income Exclusion benefit. For 2007 and future years, no benefit will be included as the benefit has been repealed by Congress.

Our deferred taxes are in a net asset position. Based on our current projections, we believe that we will recover the full benefit of our deferred tax assets and have therefore not recorded a valuation allowance.

Income from Continuing Operations

Income from continuing operations was $20.1 million or $1.19 per diluted share for the third quarter 2007 as compared to $16.8 million or $0.97 per diluted share for the third quarter 2006. Income from continuing operations for nine months 2007 was $51.5 million or $2.99 per diluted share. This compares to income from continuing operations for nine months 2006 of $49.0 million or $2.81 per diluted share.

Discontinued Operations

On June 15, 2007, Ethyl and Innospec resolved all pending arbitration actions commenced in 2006 between the subsidiaries of Innospec and Ethyl arising out of the tetraethyl lead marketing agreements and the North American TEL supply agreement between the companies and terminated the marketing agreements. Ethyl received $28.0 million in cash and the return of approximately $12.0 million of a working capital advance, which had been previously advanced to Innospec, as compensation for the termination of the marketing agreements. Upon receipt of this payment, all marketing agreements between the subsidiaries of Ethyl and Innospec were terminated effective April 1, 2007. Accordingly, both the gain on the settlement, as well as the previous operations under the TEL marketing agreements, are reported as discontinued operations.

The gain on the termination of this business was $22.8 million ($14.6 million after tax) for the nine months 2007 including a $1.7 million ($1.1 million after tax) benefit in the third quarter 2007. The income from operations before tax of the discontinued business amounted to $3.5 million for the nine months 2007, $3.2 million for the third quarter 2006, and $6.4 million for the nine months 2006. These results are presented in the Consolidated Statements of Income under “Discontinued operations” for all periods presented.

Net Income

Our net income for the third quarter 2007 was $21.2 million or $1.25 per diluted share. This compares to net income for third quarter 2006 of $18.9 million or $1.09 per diluted share. Nine months 2007 net income was $68.3 million, or $3.96 per diluted share, as compared to $53.1 million, or $3.05 per diluted share, for nine months 2006.

Cash Flows, Financial Condition, and Liquidity

Cash and cash equivalents at September 30, 2007 were $82.9 million, which was an increase of $22.6 million since December 31, 2006 and included a $2.2 million favorable impact from foreign currency translation. Cash flows from operating activities for the nine months 2007 were $80.7 million and included a $12.0 million reimbursement of our TEL working capital advance. We used these cash flows, as well as $28.0 million from the settlement of the arbitration actions and termination of the TEL marketing agreements and $11.5 million from the Foundry Park I bridge and construction loans, to fund $50.0 million for the repurchase of common stock, $29.0 million of capital expenditures, $6.6 million repayment of the Foundry Park I bridge loan, $4.7 million of dividends on our common stock, $3.6 million of deferred leasing costs related to the construction of the office building by Foundry Park I, $2.7 million for a payment on the fourth quarter 2006 acquisition of an intangible asset, $1.8 million of debt issuance costs, $1.1 million for a deposit on an interest rate guarantee related to the construction of the office building by Foundry Park I, $250 thousand for the repayment of the 8.875% senior notes, and $500 thousand for payments on the capital lease. Our book overdraft increased $1 million.

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

Cash

We had restricted cash of $200 thousand at both September 30, 2007 and December 31, 2006. In addition, we also had restricted funds of $1.0 million at both September 30, 2007 and December 31, 2006, which were recorded as a long-term asset in other assets. Of these total restricted cash and funds, $600 thousand at September 30, 2007 and $700 thousand at December 31, 2006 was cash received from Metropolitan Life Insurance Company (Metropolitan) during 2005 and 2003. The funds from Metropolitan are used to reduce the employee portion of retiree health benefits costs. The remaining restricted cash and funds for both periods represent monies related to the issuance of a European bank guarantee.

Debt

In April, 2007, Foundry Park I entered into a bridge loan agreement to borrow up to $7 million for cash requirements related to the construction of an office building. The bridge loan, which bore interest at LIBOR plus 140 basis points, was repaid on August 7, 2007 with the proceeds of a long-term construction loan, as well as cash on hand.

Foundry Park I and NewMarket Corporation entered into a construction loan agreement with a group of banks on August 7, 2007 to borrow up to $116 million to fund the development and construction of an office building. The construction loan bears interest at LIBOR plus a margin of 140 basis points. The term of the loan is for a period of 36 months and is unconditionally guaranteed by NewMarket Corporation. No principal reduction payment is due during the construction period. As a condition of the construction loan and concurrently with the closing of the loan, Foundry Park I also obtained interest rate risk protection in the form of an interest rate swap (swap). The objective in obtaining the swap was to manage our exposure to interest rate movements and add stability to capitalized interest expense. The interest rate swap involves the receipt of variable-rate amounts based on LIBOR in exchange for fixed-rate payments over the life of the agreement without exchange of the underlying notional amount. The fixed-rate payments are at a rate of 4.975%. The notional amount of the swap was approximately $5.1 million at September 30, 2007 and accretes to approximately $94.0 million over the term of the swap. The accreting notional amount is necessary to maintain the swap notional at an amount that represents approximately 85% of the projected construction loan principal balance over the loan term. The maturity date of the swap is January 1, 2010.

Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), as amended and interpreted, establishes accounting and reporting standards for derivative instruments and for hedging activities. The swap is designated and qualifies as a cash flow hedge under SFAS 133. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded in other comprehensive income, and subsequently reclassified to earnings when the hedged transaction affects earnings. The ineffective portion of changes in the fair value of the derivative is recognized immediately in earnings. We assess the effectiveness of the swap quarterly by comparing the changes in the fair value of the derivative hedging instrument with the change in fair value of the designated hedged transaction.

The fair value of the swap was approximately $592 thousand at September 30, 2007 and was recorded in “other noncurrent liabilities” on the Consolidated Balance Sheets. The net unrealized loss of approximately $575 thousand ($350 thousand, net of tax) is recorded as a component of “accumulated other comprehensive loss” in “shareholders’ equity” on the Consolidated Balance Sheets. Hedge ineffectiveness of approximately $17 thousand expense was recognized at September 30, 2007 and was recorded in “other income, net” on the Consolidated Statements of Income. Also recorded as a component of “accumulated other comprehensive loss” in “shareholders’ equity” on the Consolidated Balance Sheets was the net amount of swap receipts and payments made since the inception of the swap. This amounted to approximately $2 thousand, net of tax effects, at September 30, 2007. Any amounts remaining in “accumulated other comprehensive loss” related to the swap will be recognized in the Consolidated Statements of Income over the depreciable life of the office building beginning at the completion of the construction project, which is currently expected to be late 2009.

Except for the Foundry Park I bridge and construction loans, as well as the February 2007 redemption of $250 thousand of the remaining outstanding 8.875% senior notes, our debt position is substantially unchanged since December 31, 2006. At September 30, 2007, we had outstanding senior notes in the aggregate principal amount of $150 million that bear interest at a fixed rate of 7.125% and are due in 2016. During the second quarter 2007, we completed an offer to exchange up to $150 million of 7.125% senior notes due 2016 that have been registered under the Securities Act of 1933 for a like principal amount of our outstanding 7.125% senior notes that were issued in December 2006 and that were not registered under the Securities Act.

We also have a $100 million revolving credit facility that bears interest at variable rates and is for general corporate purposes. The revolving credit facility includes a $50 million sub-facility for letters of credit. The facility matures on December 21, 2011. There were no borrowings outstanding at September 30, 2007 under the revolving credit facility. We had outstanding letters of credit of $4.3 million at September 30, 2007, resulting in the unused portion of the revolver amounting to $95.7 million.

Both the senior notes and the revolving credit facility contain covenants, representation, and events of default that management considers typical of credit agreements of this nature. We were in compliance with these covenants as of both September 30, 2007 and December 31, 2006.

We had total long-term debt, including the current portion, of $157.6 million at September 30, 2007, representing an increase of approximately $4.2 million in our total debt since December 31, 2006. The increase resulted from the Foundry Park I construction loan of $4.9 million, partially offset by the redemption of the remaining $250 thousand of 8.875% senior notes and payments on capital leases.

As a percentage of total capitalization (total long-term debt and shareholders’ equity), our total debt decreased from 33.7% at the end of 2006 to 33.0% at September 30, 2007. The lower percentage was primarily the result of the increase in shareholders’ equity, partially offset by the increase in debt. The increase in shareholders’ equity reflects our earnings partially offset by the impact of the stock repurchase program. Normally, we repay any outstanding long-term debt with cash from operations and with proceeds from occasional sales of business units, plant sites, or other assets.

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

Capital Expenditures

Excluding the expenditures for the office building by Foundry Park I, we funded capital expenditures of $24.6 million through September 30, 2007. We estimate our total capital spending during 2007, excluding the capital expenditures by Foundry Park I, will be approximately $30 million to $35 million. We expect to continue to finance capital spending through cash on hand and cash provided from operations, together with borrowing available under our revolving credit facility.

We funded project-related capital expenditures of $4.3 million related to the Foundry Park I project during nine months 2007. We expect to borrow 85% of the total cost of construction over the term of the loan. For more information on the construction of the office building by Foundry Park I, see “Recent Developments” in Part I, Item 1 of our 2006 Annual Report.

Working Capital

We had working capital at September 30, 2007, of $337.8 million, resulting in a current ratio of 2.95 to 1. At December 31, 2006, working capital was $301.8 million and the current ratio was 2.88 to 1. The increase in working capital primarily reflects higher cash, accounts receivable and inventories, as well as lower accrued expenses, partially offset by an increase in accounts payable. The increase in accounts receivable reflects higher product sales, while the increase in inventories reflects the purchase of TEL inventory and a foreign currency impact. The reduction in accrued expenses results primarily from the payment of certain expenses, including product-related costs. The increase in accounts payable reflects higher costs and timing of purchases.

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

Intangibles, Net of Amortization

We had certain identifiable intangibles amounting to $47.1 million at September 30, 2007. These intangibles relate to our petroleum additives business and are being amortized over periods with up to approximately 9 years of remaining life. We continue to assess the market related to these intangibles, as well as their specific values, and believe the amortization periods and values are appropriate. We also evaluate these intangibles for any potential impairment when significant events or circumstances occur that might impair the value of these assets. These evaluations continue to support the value at which these identifiable intangibles are carried on our financial statements. However, if conditions were to deteriorate substantially in this market, it could possibly cause a reduction in the periods of this amortization charge or could possibly result in a noncash write-off of a portion of the intangibles’ carrying value. A reduction in the amortization period would have no effect on cash flows. We do not anticipate such a change in the market conditions.

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

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements.” The standard defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. The standard is effective for fiscal years beginning after November 15, 2007. We are evaluating the impact of the adoption of SFAS 157 on our financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” SFAS 159 permits companies to choose to measure certain financial instruments and other items at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. The standard is effective for fiscal years beginning after November 15, 2007. We are evaluating the impact of the adoption of SFAS 159 on our financial statements.

Outlook

We have delivered excellent results through nine months of this year and that performance has strengthened our financial position. As we have communicated in the past, we intend to leverage our financial strength to increase shareholder value by growing the business, with acquisitions being an area of primary interest. Our primary focus in the acquisition area remains on the petroleum additives industry. It is our view that this industry will provide the greatest opportunity for a good return on our investment while minimizing risk. In the past, we have grown the business through strategic acquisitions such as Amoco Petroleum Additives Company and Texaco Additives

Company. We remain focused on this strategy and will evaluate any future opportunities. Nonetheless, we are patient in this pursuit and intend to make the right acquisition for our company when the opportunity arises. Meanwhile, we believe we have many internal opportunities for growth in the near term, from both geographical and product line extensions. Until an acquisition materializes, we will build cash on our balance sheet and will continue to evaluate all alternative uses for that cash to enhance shareholder value, including stock repurchases and dividends.

Early in 2007, we announced our intention to develop some of the downtown Richmond property that we own by constructing a multi-story office building for MeadWestvaco. The project is progressing on schedule. Our development and construction team is in place, and we have secured a construction loan which will allow us to borrow up to $116 million of the project cost. We will be capitalizing the cost and interest throughout the building project. Total expenditures on this project this year are projected to be approximately $12 million to $14 million with $6 million from cash-on-hand and the balance being borrowed. We anticipate the project will be completed by the end of 2009, at which time we expect this business to be accretive to our earnings.

Petroleum Additives - We had excellent performance from this segment again this quarter. There are many factors which account for the excellent performance in the petroleum additives segment this year:

•	our efforts and focus to deliver the services and products in support of our customers’ marketing initiatives;

•	our focus on delivering more cost effective products, which benefits both our customers and us; and

•	the benefit from price increases that were instituted in 2006.

On a sequential basis, our volumes have improved this year, but lag the volumes of last year. The petroleum additives market, however, continues to face challenges on many fronts. There has been some softness of demand in the finished lubricants market, which is our customers’ marketplace, and it has an impact on us. We anticipate that our raw material costs may increase in the next few months, as crude oil prices continue to reach record high levels. We are monitoring this situation closely and will attempt to recover any margin erosion due to increased raw material prices in the marketplace.

Despite these challenges, going forward, we believe we have a solid business base, strong technology, and a good team to continue to build on the successful performance of this year.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Except for interest rate risk and foreign currency risk, as discussed below, there have been no significant changes in our market risk from the information provided in the 2006 Annual Report.

During the third quarter 2007, Foundry Park I entered into a construction loan to borrow up to $116 million. The loan bears interest at LIBOR plus 140 basis points. If interest rates were to increase, we would incur additional interest costs. As this loan is related to a capital project, all interest costs are being capitalized and will not have an impact on earnings until the completion of the project when the capitalized interest is amortized.

Concurrently with entering into the construction loan, Foundry Park I entered into an interest rate swap with a notional amount of 85% of the projected draws on the construction loan. The fixed rate on the interest rate swap is 4.975%, while the variable rate is based on LIBOR. As LIBOR fluctuates and the notional amount of the interest rate swap increases, the settlement amount, or the difference between the fixed rate and LIBOR, will also fluctuate. The settlement amount is recorded in accumulated other comprehensive loss and will not have an impact on earnings until the completion of the project when the balance will be amortized into earnings over the depreciable life of the building.

During the second quarter 2006, we entered into $15.4 million of Euro-denominated forward contracts to minimize currency exposure from expected cash flows from foreign operations. The contracts had maturity dates in 2006 and 2007. At September 30, 2007, all of these contracts had matured.

In April 2007, we entered into $16.1 million of Euro-denominated forward contracts to minimize currency exposure from expected cash flows from foreign operations. The contracts have maturity dates from June 2007 to May 2008. At September 30, 2007, there were $11.4 million remaining of these Euro-denominated contracts. With other variables held constant, a hypothetical 10% adverse change in the September 30, 2007 forward Euro rates would have resulted in a decrease of approximately $1.1 million in the value of the contracts.

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

There has been no change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Innospec Inc. - In June, 2007 we announced that we resolved all of the pending arbitration actions commenced in 2006 under the rules of the London Court of International Arbitration between Innospec and Ethyl arising out of disputes under the companies’ marketing and supply agreements for TEL. Ethyl and Innospec were parties to certain exclusive agreements that governed the global marketing and sales of TEL, except in North America. The global marketing agreements governing the supply of TEL to customers outside North America have been terminated effective April 1, 2007. Innospec has compensated Ethyl for the termination of these marketing agreements.

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

•	we may be unable to obtain, or suffer delays in obtaining, necessary zoning, land-use, building occupancy and other required governmental permits and authorizations;

•	we may incur development and construction costs that exceed our original estimates;

•	we may be unable to complete a project on schedule, which could result in increased construction costs and penalties.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 to July 31	0	n/a	n/a	1,117,104
August 1 to August 31	1,117,104	$44.76	1,117,104	0
September 1 to September 30	0	n/a	n/a	0
Total	1,117,104	$44.76	1,117,104	0

(1)	On December 16, 2005, the Board of Directors approved a share repurchase program that authorized management to purchase $50 million of the outstanding common stock until December 31, 2007. There are no repurchases remaining on this authorization.

ITEM 6.	Exhibits

Exhibit 10.1	Construction Loan Agreement, dated as of August 7, 2007, among the Foundry Park I, LLC, NewMarket Corporation, SunTrust Bank, as Administrative Agent and Joint-Lead Arranger, LaSalle Bank National Association, as Joint-Lead Arranger, and PNC Bank, National Association, as Documentation Agent (incorporated by reference to Exhibit 10.1 to Form 8-K, filed August 9, 2007.)

Exhibit 10.2	International Swap Dealers Association, Inc. Master Agreement dated August 8, 2007, between SunTrust Bank and Foundry Park I, LLC (incorporated by reference to Exhibit 10.2 to Form 8-K, filed August 9, 2007.)

Exhibit 10.3	Schedule to the 1992 ISDA Master Agreement dated August 8, 2007 (incorporated by reference to Exhibit 10.3 to Form 8-K, filed August 9, 2007.)

Exhibit 10.4	Letter Agreement dated August 7, 2007 between SunTrust and Foundry Park I, LLC (incorporated by reference to Exhibit 10.4 to Form 8-K, filed August 9, 2007.)

Exhibit 31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald

Exhibit 31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by David A. Fiorenza

Exhibit 32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald

Exhibit 32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David A. Fiorenza

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMARKET CORPORATION
(Registrant)

Date: October 31, 2007	By:	/s/ D. A. Fiorenza
David A. Fiorenza
Vice President and
Treasurer
(Principal Financial Officer)

Date: October 31, 2007	By:	/s/ Wayne C. Drinkwater
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