Form 10-K
period 2007-12-31
NEWMARKET CORP
filed 2008-02-22
CIK 1282637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

Aggregate market value of voting stock held by non-affiliates of the registrant as of June 29, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter): $695,588,606 *

Number of shares of Common Stock outstanding as of January 31, 2008: 15,442,370

DOCUMENTS INCORPORATED BY REFERENCE

Portions of NewMarket Corporation’s definitive Proxy Statement for its 2008 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 are incorporated by reference into Part III of this Annual Report on Form 10-K.

*In determining this figure, an aggregate of 2,915,281 shares of Common Stock as beneficially owned by Bruce C. Gottwald and members of his immediate family have been excluded and treated as shares held by affiliates. See Item 12. The aggregate market value has been computed on the basis of the closing price in the New York Stock Exchange Composite Transactions on June 29, 2007 as reported by The Wall Street Journal.

Form 10-K

PART I

ITEM 1.    BUSINESS

NewMarket Corporation (NewMarket) (NYSE:NEU) is a holding company which is the parent company of Afton Chemical Corporation (Afton), Ethyl Corporation (Ethyl), NewMarket Services Corporation (NewMarket Services), and NewMarket Development Corporation (NewMarket Development).

Each of our subsidiaries manages its own assets and liabilities. Afton encompasses the petroleum additives business, while Ethyl represents the sale and distribution of tetraethyl lead (TEL) in North America and certain petroleum additives manufacturing operations. NewMarket Development manages the property and improvements that we own in Richmond, Virginia. NewMarket Services provides various administrative services to NewMarket, Afton, Ethyl, and NewMarket Development. NewMarket Services departmental expenses and other expenses are billed to NewMarket and each subsidiary pursuant to services agreements between the companies.

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

Afton serves the petroleum additives market with six unique brands. HiTEC® petroleum additives are formulated to provide our customers with a measurable and sustainable marketing or cost advantage. The GREENBURN® product line provides formulated products to provide immediate, sustained, and economical performance features and emission reductions across the entire spectrum of fuels. The TecGARD® brand is specially formulated to meet the operating demands of the global metalworking industry. Our BioTEC™ additives are designed specifically for the biofuels marketplace and the Axcel™ brand of products is a family of gear oil additives that brings benefits to plant utilization and inventory costs. The MMT® brand of additives provides refiners improved gasoline production efficiency and has been proven to provide significant environmental and vehicle performance benefits. All six brands are marketed worldwide by Afton employees and our valued distributors.

Afton has developed long-term relationships with its customers in every major region of the world, which Afton serves through seven manufacturing facilities in the Americas and Europe.

Afton has more than 250 employees dedicated to research and development who work closely with our customers to develop chemical formulations that are tailored to the customers’ and the end-users’ specific needs. Afton’s portfolio of technologically advanced, value-added products allows it to provide a full range of products and services to its customers.

Through Ethyl, we are one of the primary marketers of TEL in North America. On June 15, 2007, Ethyl and Innospec Inc. (Innospec) resolved all pending arbitration actions commenced in 2006 between the subsidiaries of Innospec and Ethyl arising out of the TEL marketing agreements and the North American TEL supply agreement between the companies and terminated the marketing agreements effective April 1, 2007.

NewMarket Development owns and manages all of the property holdings in Richmond, Virginia for NewMarket Corporation. We own approximately 64 acres of real estate in downtown Richmond, Virginia, adjacent to our principal executive offices, which we have accumulated over many decades as the property became available. Of this total land holding, approximately 50 acres are suitable for further development should the demand arise in the community, with about seven acres being the property most desirable for such activity. In January 2007, Foundry Park I, LLC (Foundry Park I), a wholly-owned subsidiary of NewMarket Development, entered into a Deed of Lease Agreement with MeadWestvaco Corporation (MeadWestvaco) under which it will lease an office building which we will construct on approximately three acres. We intend to build the office to the specifications of MeadWestvaco, as they will be the sole tenant of the facility. The construction phase of this effort will last until late 2009, at which time MeadWestvaco will occupy the building and use it as their corporate headquarters. We have obtained financing for the construction phase. We have an accepted application for the permanent loan with agreed upon major terms and conditions, but no commitment for the permanent loan has been received. During the construction phase, NewMarket Corporation is guaranteeing the obligation for the debt. It is our expectation that the permanent loan will be structured as a non-recourse obligation to NewMarket Corporation. For 2008 and most of 2009, we will be capitalizing the costs of the project and the financing expenses. When the building is occupied and we begin receiving the rent stream, we expect that Foundry Park I will be cash flow positive and accretive to our earnings.

We were incorporated in the Commonwealth of Virginia in 2004. Our principal executive offices are located at 330 South Fourth Street, Richmond, Virginia, and our telephone number is (804) 788-5000. We employed 1,218 people at the end of 2007.

Business Segments

After the termination of the TEL marketing agreements, we determined the continuing operations of the TEL business (primarily sales of TEL in North America) no longer represented a significant segment. Accordingly, we now report our business in one segment: petroleum additives, represented by Afton. The continuing operations of the TEL business is reflected in an “All other” category for segment reporting. Financial information concerning segment reporting is provided in Item 8, “Financial Statements and Supplementary Data.”

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

The functionality of lubricants is created through an exact balance between a base fluid and performance enhancing additives. This balance is the goal of effective formulations achieved by experienced research professionals. We offer a full line of lubricant additive products, each of which is composed of component chemicals specially selected to perform desired functions. We manufacture most of the chemical components and blend these components to create formulated additives packages designed to meet industry and customer specifications. Lubricant additive components are generally classified based upon their intended functionality, including:

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

Key drivers of the engine oils market are the number of vehicles on the road, drain intervals for engine oils, engine and crankcase size, changes in engine design, and temperature and specification changes driven by the OEMs. Afton’s goal is to improve the profitability of this product line by developing additives that are specially formulated for the vehicles people drive and the way they drive them. Afton offers additives for oils that protect the modern engine and makes additives that are specially formulated to protect high mileage vehicles. Afton offers products that enhance the performance of mineral, part-synthetic, and fully-synthetic engine oils.

Driveline Additives—The driveline additives submarket is comprised of additives designed for products such as automatic transmission fluids (ATF), gear oils, and tractor fluids. This submarket shares in the 35% of the market not covered by engine oils. ATFs primarily serve as the power transmission and heat transfer medium in the area of the transmission where the torque of the drive shaft is transferred to the gears of the vehicle. Gear additives lubricate gears, bearings, clutches, and bands in the gear-box and are used in vehicles, off-highway, hydraulic, and marine equipment. Other products in this area consist of hydraulic transmission fluids, universal tractor fluids, power steering fluids, shock absorber fluids, gear oils, lubricants for heavy machinery, and vehicle greases. These products must conform to highly prescribed specifications developed by vehicle OEMs for specific models or designs. These additives are generally sold to oil companies and often ultimately sold to vehicle OEMs for new vehicles (factory-fill). End-products are also sold to service dealers for aftermarket servicing (service-fill), as well as retailers and distributors.

Key drivers of the driveline additives marketplace are the number of vehicles manufactured, drain intervals for ATF and gear applications, changes in engine and transmission design and temperatures, and specification changes driven by the OEMs.

Industrial Additives—The industrial additives submarket is comprised of additives designed for products for industrial applications such as hydraulic fluids, grease, industrial gear fluids, industrial specialty applications, and metalworking additives. This submarket also shares in the 35% of the market not covered by engine oils. These products must conform to industry specifications, OEM requirements and/or application and operating environment demands. Industrial additives are generally sold to oil companies, service dealers for aftermarket servicing, retailers, and distributors.

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

Competition

In the lubricant additives submarket of petroleum additives, we believe that the four top suppliers in 2007 supplied over 80% of the market. These suppliers include Afton, The Lubrizol Corporation, Infineum (a joint venture between ExxonMobil Chemical and Royal Dutch Shell plc), and Oronite (a subsidiary of Chevron). Several other suppliers comprise the remaining market share.

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

The chemical industry, in general, is experiencing some tightness in the supply of certain materials. Additionally, as the performance requirements of our products become more complex, we often work with highly specialized suppliers. In some cases, we source from a single supplier. In cases where we decide to source from a single supplier, we manage our risk by maintaining safety stock of the raw material, qualifying alternate supply, or identifying a backup position. The backup position could take additional time to implement, but we are confident we could ensure continued supply for our customers. To date, we have had no issues with this approach. We continue to monitor the raw material supply situation and will adjust our procurement strategies as conditions require.

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

We are committed to providing the most advanced products, comprehensive testing programs, and superior technical support to our customers and to OEMs worldwide. R&D expenditures, which totaled $77 million in 2007, $70 million in 2006, and $65 million in 2005, are expected to grow again in 2008 in support of our core technology areas. The efficiency of our R&D spending continues to improve through expansion of internal testing capabilities, implementation of leading-edge data acquisition, control and analysis techniques, and advanced project/portfolio management processes.

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

In 2007, we continued to enhance our strong position in additive technologies for ATF, gear, and tractor fluids. New ATF products were developed for both factory fill and service fill business opportunities on a global basis. We continued with the development of new technologies in support of changing performance requirements and the introduction of new types of transmission hardware. The development of new components and formulation approaches for gear additives has resulted in several new products which provide enhanced wear, fuel economy, and limited slip differential performance. Several products based on these new technologies are currently in testing and validation stages. We continue to conduct fundamental research into wear, pitting, friction durability, noise vibration and harshness, and efficiency improvements in support of our customers and new product development.

We continued to broaden our product portfolio in the industrial lubricant area with the launch of new additive products and components in several areas including greases, metalworking, and food grade products.

New engine oil technologies continue to generate growth in both passenger car (PCMO) and heavy duty areas. Component development programs are generating new formulation options for future categories.

We developed new fuel additive products for both gasoline and diesel fuels that enhance both the performance and cost of our additive solutions. Changing fuel specifications, the increasing use of bio-fuels, and new hardware technologies such as direct injection gasoline, and high-speed direct injection diesel offer opportunities for innovation on the additive side. Programs conducted in 2007 in the areas of component development and fundamental research should position us well to provide leading additive products in the future.

Intellectual Property

Our intellectual property, including our patents, licenses, and trademarks, is an important component of our business. We actively protect our inventions, new technologies, and product developments by filing patent applications or maintaining trade secrets. We currently own approximately 1,700 issued United States and foreign patents, with a significant number of additional patents pending. The use of technology covered by several of these patents and trade secrets is licensed to others through a royalty-generating licensing program. In addition, we have acquired the rights under patents and inventions of others through licenses or otherwise. We take care to respect the intellectual property rights of others and we believe our products do not infringe upon those rights. We vigorously participate in patent opposition proceedings around the world, where necessary, to secure a technology base free of infringement. We believe our patent position is strong, aggressively managed, and sufficient for the conduct of our business.

We also have several hundred trademark registrations throughout the world for our marks, including Afton Chemical®, Ethyl®, MMT®, HiTEC®, TecGARD®, and GREENBURN®, as well as several pending service mark and trademark applications, including NewMarketSM, BioTEC™, and Axcel™.

Commitment to Environmental and Safety Excellence

We are committed to continuous improvement and vigilant management of the health and safety of our employees, neighbors, and customers, as well as the stewardship of the environment. One way our companies demonstrate this is through our commitment to the principles of the American Chemistry Council (ACC) Responsible Care® program. In 2006, the Environmental, Health, Safety and Security Management Systems of both Afton and Ethyl were certified by an independent auditing process as established by the ACC as a requirement of membership. Additionally, Afton’s Sauget, Illinois and Feluy, Belgium plants were certified to the environmental standard ISO 14001. Sauget also continues to be an OSHA Star VPP (Voluntary Protection Program) location.

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

Our worldwide injury/illness recordable rate (which is the number of injuries per 200,000 hours worked) in 2007 was .87. The rate in 2006 was 0.99 and the 2005 rate was 0.72, which was our best year ever. We intend to continue to demonstrate our safety culture with continuous improvement in our safety record. This represents a focused effort by all of our employees. We are extremely proud of our accomplishments in the safety area, especially when compared to safety records in other industries.

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

Total gross liabilities accrued at year-end for environmental remediation were $22 million for 2007 and $19 million for 2006. The increase in these amounts between 2007 and 2006 primarily reflects a reassessment of expected costs at two environmental sites. In addition to the accruals for environmental remediation, we also had accruals for dismantling and decommissioning costs of $3 million at both December 31, 2007 and December 31, 2006.

As new technology becomes available, it may be possible to reduce accrued amounts. While we believe that we are fully accrued for known environmental issues, it is possible that unexpected future costs could have a significant financial impact on our financial position and results of operations.

During 2004, we reached a $16 million environmental insurance settlement resulting in the collection of insurance reimbursements. The gain on this settlement amounted to $13 million and was reflected in the Consolidated Statements of Income under the caption special item income. We received $8 million during 2004. We received $4 million in February 2005 and $4 million in February 2006 in accordance with a previously agreed-upon payment schedule.

We spent approximately $18 million in 2007, $16 million in 2006, and $13 million in 2005, for ongoing environmental operating and clean-up costs, excluding depreciation of previously capitalized expenditures. These environmental operating and clean-up expenses are included in cost of goods sold.

For capital expenditures on pollution prevention and safety projects, we spent $7 million in 2007, $6 million in 2006, and $5 million in 2005.

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

The Sauget Area 2 Site PRPs submitted a Remedial Investigation and Feasibility Study (RI/FS) to the EPA in early 2004. We have accrued our estimated proportional share of the expenses for the RI/FS. We also accrued our best estimate of our proportional share of the remediation liability proposed in that submission. The EPA did not accept the RI/FS. Through a series of submissions and meetings, the scope of the RI/FS has changed so that it is now scheduled to be submitted to the EPA in 2008. The RI/FS work is ongoing, and we believe it is not at a stage where any further conclusion can be drawn as to the remediation liability we may incur. We do not believe there is any additional information available as a basis for revision of the liability that we have established. The amount accrued for this site is not material.

We also have several other environmental sites where we are in the process of remediation and monitoring. At one of our major sites in the United States, we have substantially completed environmental remediation and will be monitoring the site for an extended period. In addition, during 2004 we began the dismantling and related remediation of the TEL facilities no longer in use at our Canadian plant. That dismantling and remediation was completed in 2007.

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

Geographic Areas

	2007	2006	2005
	(in millions of dollars)
Net Sales
United States	$564	$517	$419
Foreign	811	746	657

Consolidated net sales	$1,375	$1,263	$1,076

Long-lived assets (a)
United States	$203	$191	$183
Foreign	26	31	34

Total long-lived assets	$229	$222	$217

(a)	Long-lived assets include property, plant, and equipment, net of depreciation, as well as intangible assets and prepayments for services, both net of amortization.

Net sales to one customer of our petroleum additives segment exceeded 10% of total net sales in 2007. Net sales to two customers of our petroleum additives segment exceeded 10% of total net sales in 2006 and 2005. Sales to Royal Dutch Shell plc and its affiliates (Shell) amounted to $202 million (15% of total net sales) in 2007, $169 million (13% of total net sales) in 2006, and $143 million (13% of total net sales) in 2005. Sales to BP plc and its affiliates (BP) amounted to $127 million (10% of net sales) in 2006 and $112 million (10% of total net sales) in 2005. These net sales represent a wide-range of products sold to these two customers in multiple regions of the world.

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

Executive Officers of the Registrant

The names and ages of all executive officers as of February 22, 2008 follow.

Name	Age	Positions
Thomas E. Gottwald	47	President and Chief Executive Officer (Principal Executive Officer)
David A. Fiorenza	58	Vice President and Treasurer (Principal Financial Officer)
Steven M. Edmonds	55	Vice President—General Counsel
Bruce R. Hazelgrove, III	47	Vice President—Corporate Resources
Wayne C. Drinkwater	61	Controller (Principal Accounting Officer)
M. Rudolph West	54	Secretary
C. S. Warren Huang	58	President, Afton Chemical Corporation
Alexander McLean	51	Senior Vice President, Afton Chemical Corporation

Our officers hold office until the meeting of the Board of Directors following the next annual shareholders’ meeting. All of the officers, with the exception of C.S. Warren Huang and Alexander McLean, have served in these capacities with NewMarket or were employed by Ethyl in similar capacities for at least the last five years. Mr. Huang and Mr. McLean have both been employed by Afton for at least the last five years in various senior management capacities.

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

The chemical industry is experiencing some tightness of supply of certain materials and the transportation industry is in a situation where supply and demand are in balance. Any significant disruption in supply could affect our ability to obtain raw materials or transportation systems. This could have a material adverse effect on our operations.

•	Our reliance on a small number of significant customers may have a material adverse effect on our results of operations.

Our principal customers are major multinational oil companies. The oil industry is characterized by concentration of a few large participants as a result of consolidation. The loss of a significant customer or a material reduction in purchases by a significant customer could have a material adverse effect on our results of operations, financial condition, and cash flow.

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

•	We may not be able to complete future acquisitions or successfully integrate future acquisitions into our business, which could result in unanticipated expenses and losses.

As part of our business growth strategy, we intend to pursue acquisitions and joint venture opportunities. Our ability to implement this component of our growth strategy will be limited by our ability to identify appropriate acquisition or joint venture candidates and our financial resources, including available cash and borrowing capacity. The expense incurred in completing acquisitions or entering into joint ventures, the time it takes to integrate an acquisition, or our failure to integrate businesses successfully, could result in unanticipated expenses and losses. Furthermore, we may not be able to realize any of the anticipated benefits from acquisitions or joint ventures.

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

Several of the products we sell are produced only in one location. We are dependent upon the continued safe operation of those production facilities. Those production facilities are subject to various hazards associated with the manufacture, handling, storage, and transportation of chemical materials and products, including leaks and ruptures, explosions, fires, inclement weather and natural disasters, unscheduled downtime, and environmental hazards. Some of our products involve the manufacture and handling of a variety of reactive, explosive, and flammable materials. Many of these hazards could cause a disruption in the production of our products. We cannot assure you that these facilities will not experience these types of hazards and disruptions in the future or that these incidents will not result in production delays or otherwise have an adverse effect on our results of operations, financial condition or cash flows in any given period.

•	We face risks related to our foreign operations that may negatively affect our business.

In 2007, net sales to customers outside of the United States accounted for approximately 59% of total net sales. We do business in all major regions of the world, some of which do not have stable economies or governments. In particular, we sell and market products in countries experiencing political and economic instability in the Middle East, Asia Pacific, and Latin America. Our international operations are subject to international business risks, including unsettled political conditions, expropriation, import and export restrictions, increases in royalties, exchange controls, national and regional labor strikes, taxes, government royalties, inflationary economies and currency exchange rate fluctuations, and changes in laws and policies governing operations of foreign-based companies (such as restrictions on repatriation of earnings or proceeds from liquidated assets of foreign subsidiaries). The occurrence of any one or a combination of these factors may increase our costs or have other adverse effects on our business.

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

Protection of our proprietary processes, methods, compounds, and other technologies is important to our business. We depend upon our ability to develop and protect our intellectual property rights to distinguish our products from those of our competitors. Failure to protect our existing intellectual property rights may result in the loss of valuable technologies or having to pay other companies for infringing on their intellectual property rights. We rely on a combination of patent, trade secret, trademark, and copyright law, as well as judicial enforcement, to protect such technologies. We currently own approximately 1,700 issued U.S. and foreign patents, with a significant number of additional patents pending. Some of these patents are licensed to others. In addition, we have acquired the rights under patents and inventions of others through licenses or otherwise. We have developed and may in the future develop technologies with universities or other academic institutions, or with the use of government funding. In such cases, the academic institution or the government may retain certain rights to the developed intellectual property. We also own approximately 500 trademark and service mark registrations throughout the world for our marks, including Afton Chemical®, Ethyl®, HiTEC®, TecGARD®, GREENBURN® and MMT®, as well as pending trademark and service mark applications, including BioTEC™, Axcel™, and NewMarketSM. In the event that we are unable to continue using certain of our marks, we may be forced to rebrand our products, which could result in the loss of brand recognition, and could require us to devote resources to advertise and market brands. In particular, the loss of our HiTEC® mark would have a material adverse effect on our business.

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

Our business and our customers are subject to significant new regulations under the European Commission’s Registration, Evaluation and Authorization of Chemicals (REACH) regulation. REACH became effective on June 1, 2007. It imposes obligations on European Union manufacturers and importers of chemicals and other products into the European Union to compile and file comprehensive reports, including testing data, on each chemical substance, perform chemical safety assessments, and obtain pre-market authorization with respect to certain substances of particularly high concern. The new regulation imposes significant additional burdens on chemical producers and importers, and, to a lesser extent, downstream users of chemical substances and preparations. Our manufacturing presence and sales activities in the European Union will likely require us to incur significant additional compliance costs.

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

As a manufacturer and distributor of chemical products, we are generally subject to extensive local, state, federal, and foreign environmental, safety, and health laws and regulations concerning, among other things, emissions to the air, discharges to land and water, the generation, handling, treatment, and disposal of hazardous waste and other materials, and remediation of contaminated soil, surface, and ground water. Our operations entail the risk of violations of those laws and regulations, many of which provide for substantial fines and criminal sanctions for violations. We believe that we comply in all material respects with laws, regulations, statutes, and ordinances protecting the environment, including those related to the discharge of materials. However, we cannot assure you that we have been or will be at all times in compliance with all of these requirements.

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

Our senior credit agreement, senior notes, and construction loan contain restrictive covenants. These covenants may constrain our activities and limit our operational and financial flexibility. The failure to comply with these covenants could result in an event of default, which, if not cured or waived, could have a material adverse effect on our business, financial condition, and results of operations.

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

•	We could be required to make additional contributions to our pension funds, which may be underfunded due to any future underperformance of the equities markets.

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

•	Development and construction risks associated with Foundry Park I could adversely affect our financial results.

We own approximately 50 acres of real property available for development in downtown Richmond, Virginia adjacent to our principal executive offices and are considering development alternatives for this real estate. In January 2007, Foundry Park I entered into a Deed of Lease Agreement with MeadWestvaco under which MeadWestvaco will lease an office building that is being constructed on approximately three acres of this real property. Our development and construction activities may subject us to the following risks:

•	we may be unable to obtain, or suffer delays in obtaining, necessary zoning, land-use, building occupancy and other required governmental permits and authorizations;

•	we may incur development and construction costs that exceed our original estimates;

•	we may be unable to complete a project on schedule, which could result in increased construction costs and penalties; and

•	we may be unable to obtain the permanent financing on favorable terms.

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

We own approximately 50 acres of real estate available for development in downtown Richmond, Virginia, adjacent to our principal executive offices. In January 2007, Foundry Park I entered into a Deed of Lease Agreement with MeadWestvaco under which it will lease an office building which we are constructing on approximately three acres.

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

Based on the above assumptions, we have provided an undiscounted liability related to premises asbestos claims of $13 million at year-end 2007 and $12 million at year-end 2006. The liabilities related to asbestos claims are included in accrued expenses (current portion) and other noncurrent liabilities on the balance sheet. Certain of these costs are recovered through our insurance coverage and agreement with Albemarle. The receivable for these recoveries related to premises asbestos liabilities was $9 million at both December 31, 2007 and December 31, 2006. These receivables are included in trade and other accounts receivable for the current portion. The noncurrent portion is included in other assets.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no issues submitted to a vote of security holders during the fourth quarter of 2007.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, with no par value, has traded on the New York Stock Exchange (NYSE) under the symbol “NEU” since June 21, 2004 when we became the parent holding company of Ethyl, Afton, NewMarket Services, and their subsidiaries.

There were 15,566,225 shares of our common stock outstanding as of December 31, 2007. We had 3,456 shareholders of record at December 31, 2007.

On December 16, 2005, our Board of Directors approved a share repurchase program that authorized management to repurchase up to $50 million of our outstanding common stock until December 31, 2007, as market conditions warranted and covenants under our existing agreements permitted. The authorization allowed us to conduct share repurchases in the open-market and in privately negotiated transactions. During the period of August 7, 2007 through August 29, 2007, we purchased 1,117,104 shares of common stock at an average price of $44.76, including transaction fees. There are no repurchases remaining on this authorization.

On October 25, 2007, our Board of Directors approved a share repurchase program that authorizes management to repurchase up to $50 million of NewMarket Corporation’s outstanding common stock until December 31, 2009, as market conditions warrant and covenants under our existing agreements permit. We may conduct the share repurchases in the open market and in privately negotiated transactions. The repurchase program does not require NewMarket to acquire any specific number of shares and may be terminated or suspended at any time. The following table outlines the purchases during the fourth quarter 2007 under this authorization.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program
October 1 to October 31	—	n/a	n/a	$50,000,000
November 1 to November 30	269,124	$51.36	269,124	$36,176,988
December 1 to December 31	353,472	$54.79	353,472	$16,810,546

Total	622,596	$53.31	622,596	$16,810,546

During January 2008 and under the October 2007 authorization, we purchased 124,855 shares of our common stock at an average price per share of $54.55.

Cash dividends declared for 2007 on our common stock totaled 57.5 cents per share including: a dividend of 12.5 cents per share declared on February 22, 2007 and paid April 2, 2007; a dividend of 12.5 cents per share declared on April 26, 2007 and paid on July 2, 2007; a dividend of 12.5 cents per share declared on July 20, 2007 and paid on October 1, 2007; and a dividend of 20 cents per share declared on October 25, 2007 and paid on January 2, 2008. The dividend which was declared on October 25, 2007 represented an increase of 7.5 cents over the previously paid quarterly dividends.

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

The following table shows the high and low prices of our common stock on the NYSE for each of the last eight quarters.

	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$60.36	$50.43	$51.82	$58.76
Low	$39.47	$38.81	$40.40	$45.07

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$48.29	$62.80	$67.34	$70.00
Low	$23.55	$37.65	$43.15	$52.12

The performance graph showing the five-year cumulative total return on our common stock as compared to Lubrizol, specialty chemical companies, and the S&P 500 is shown below. The graph assumes $100 invested on the last day of December 2002. Dividends are assumed to be reinvested quarterly.

ITEM 6.    SELECTED FINANCIAL DATA

NewMarket Corporation & Subsidiaries

Five Year Summary

	Years Ended December 31
	2007	2006	2005	2004	2003
	(in thousands except per-share amounts)
Results of Operations
Net sales	$1,374,874	$1,263,297	$1,075,544	$894,109	$756,341
Costs and expenses	1,266,251	1,178,665	1,037,490	878,020	736,385
Special item income, net (1) (2) (3)	—	14,825	11,668	13,245	—

Operating profit	108,623	99,457	49,722	29,334	19,956
Interest and financing expenses	11,557	15,403	16,849	18,254	21,128
Loss on early extinguishment of debt (4)	—	11,209	—	—	—
Other income, net (5)	3,358	7,117	925	324	911

Income from continuing operations before income taxes	100,424	79,962	33,798	11,404	(261)
Income tax expense (6) (7)	21,874	27,651	6,166	(489)	(2,027)

Income from continuing operations	78,550	52,311	27,632	11,893	1,766
Income from operations of discontinued business (net of tax) (8)	16,771	5,211	14,749	21,165	33,663

Income before cumulative effect of accounting changes	95,321	57,522	42,381	33,058	35,429
Cumulative effect of accounting changes (net of tax) (9)	—	—	—	—	1,624

Net income	$95,321	$57,522	$42,381	$33,058	$37,053

Financial Position and Other Data
Total assets	$770,934	$744,793	$701,532	$676,195	$649,748
Operations:
Working capital	$317,380	$301,777	$244,912	$220,072	$184,174
Current ratio	2.79 to 1	2.88 to 1	2.47 to 1	2.57 to 1	2.47 to 1
Depreciation and amortization	$29,126	$31,592	$36,396	$44,775	$50,391
Capital expenditures	$36,656	$26,161	$17,830	$14,650	$11,617
Gross profit as a % of net sales	21.6	20.9	18.6	19.9	21.9
Research, development, and testing expenses (10)	$76,834	$70,263	$65,394	$65,356	$57,865
Total debt	$157,797	$153,439	$153,829	$184,438	$208,817
Common and other shareholders’ equity	$317,007	$301,402	$266,060	$231,882	$199,683
Total debt as a % of total capitalization (debt plus equity)	33.2	33.7	36.6	44.3	51.1
Net income as a % of average shareholders’ equity	30.8	20.3	17.0	15.3	21.0

Common Stock
Basic earnings per share:
Income from continuing operations	$4.66	$3.04	$1.62	$.70	$.10
Income from operations of discontinued business (net of tax) (8)	1.00	.30	.87	1.25	2.01
Cumulative effect of accounting changes (net of tax) (9)	—	—	—	—	.10

Net income	$5.66	$3.34	$2.49	$1.95	$2.21

Diluted earnings per share:
Income from continuing operations	$4.63	$3.00	$1.60	$.69	$.11
Income from operations of discontinued business (net of tax) (8)	.99	.30	.85	1.23	1.99
Cumulative effect of accounting changes (net of tax) (9)	—	—	—	—	.09

Net income	$5.62	$3.30	$2.45	$1.92	$2.19

Shares used to compute basic earnings per share	16,841	17,223	17,028	16,916	16,733
Shares used to compute diluted earnings per share	16,957	17,407	17,320	17,199	16,940
Equity per share	$20.37	$17.43	$15.58	$13.66	$11.90
Cash dividends declared per share	$.575	$.50	$—	$—	$—

Notes to the Five Year Summary

(1)	Special item income, net was $14.8 million in 2006 and included a $5.3 million gain related to an earn-out agreement for certain pharmaceutical intellectual property that we sold in 1994; a $3.3 million gain associated with a legal settlement related to transportation charges; a $5.5 million gain resulting from a class action lawsuit related to raw materials; a $2.5 million loss related to a legal settlement; and a $3.3 million gain on the sale of property.

(2)	Special item income, net was $12 million in 2005 and included an aggregate $8 million gain on the sales of corporate property and a $4 million gain on an insurance settlement related to our premises asbestos liabilities.

(3)	The special item in 2004 was $13 million income and represents the gain on the environmental insurance settlement.

(4)	In December 2006, we purchased $149.75 million of the outstanding $150 million aggregate principal amount of our 8.875% senior notes due 2010 in a tender offer. As a result of the transaction, we recognized a loss of $11 million on the early extinguishment of debt. This loss included the write-off of unamortized deferred financing costs of $2.6 million and cash paid of $8.6 million related to the premium and other costs of the purchase of the senior notes. Subsequently in December 2006, we issued $150 million aggregate principal amount of our 7.125% senior notes due in 2016.

(5)	Other income, net in 2007 consists primarily of $3 million in investment income. Other income, net in 2006 includes a gain of $4 million for interest on an income tax settlement, as well as $2 million investment income. Other income, net in 2003 includes a $1 million refund from an insurance company related to employee benefit policies.

(6)	Income tax expense in 2007 includes a special item of $9.5 million primarily representing a reversal of deferred tax provisions that were previously provided on the undistributed earnings of certain foreign subsidiaries.

(7)	Income tax expense in 2005 and 2004 includes a favorable impact of approximately $1 million from the settlement of certain tax years with the IRS.

(8)	Discontinued operations for all years reflect the April 1, 2007 termination of all marketing agreements between the subsidiaries of Ethyl and Innospec. The gain on the termination of this business was $22.8 million ($14.6 million after tax). The remaining amounts reflect the after-tax earnings of this business. Discontinued operations for 2003 also include the phenolic antioxidant business, which was sold in January 2003. The 2003 amount includes the gain on the disposal of the phenolic antioxidants business of $23.2 million ($14.8 million after tax).

(9)	The cumulative effect of accounting change for 2003 reflects the gain of $2.5 million ($1.6 million after tax) recognized upon adoption of SFAS No. 143 on January 1, 2003.

(10)	Of the total research, development, and testing expenses, the portion related to new products and processes was $42 million in 2007, $37 million in 2006, $34 million in 2005, $33 million in 2004, and $28 million in 2003.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements

The following discussion, as well as other discussions in this Annual Report on Form 10-K, contains forward-looking statements about future events and expectations within the meaning of the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements on our current expectations and projections about future results. When we use words in this document, such as “anticipates,” “intends,” “plans,” “believes,” “estimates,” “expects,” “should,” “could,” “may,” “will,” and similar expressions, we do so to identify forward-looking statements. Examples of forward-looking statements include statements we make regarding future prospects of growth in the petroleum additives market, our ability to maintain or increase our market share, and our future capital expenditure levels.

We believe our forward-looking statements are based on reasonable expectations and assumptions, within the bounds of what we know about our business and operations. However, we offer no assurance that actual results will not differ materially from our expectations due to uncertainties and factors that are difficult to predict and beyond our control.

These factors include, but are not limited to, timing of sales orders, gain or loss of significant customers, competition from other manufacturers, resolution of environmental liabilities, changes in the demand for our products, significant changes in new product introduction, increases in product cost, the impact of fluctuations in foreign exchange rates on reported results of operations, changes in various markets, geopolitical risks in certain of the countries in which we conduct business, and our ability to complete the construction of the office building for MeadWestvaco Corporation within budget and in a timely manner. In addition, certain risk factors are also discussed in Item 1A, “Risk Factors.”

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

OVERVIEW

The 2007 year was an outstanding one for our business. We experienced excellent results which have strengthened our financial position. Our balance sheet remains strong at December 31, 2007 with approximately $72 million of cash and cash equivalents.

There are many factors which account for the excellent performance in the petroleum additives segment in 2007:

•

We continue to support our customers with increasing levels of spending in research and development. This investment has allowed us to develop new technologies and a high level of technical support to our customers and to global OEMs. We launched many new products in 2007. These products were focused on the areas that are important to our customers, such as, increasing fuel economy, durability of hardware, reduction in warranty claims, and cleaner combustion systems. We also introduced new cost effective engine oil formulations that provide both robust field performance and the ability to utilize these formulations to achieve multiple desired product specifications, thus simplifying product supply.

•	Our ability to price our products for their value has facilitated the recovery of raw material increases experienced in both 2007 and 2006.

•	Our supply chain system ran well last year, providing uninterrupted services to our customers despite high production levels at our plants and numerous new product introductions.

•	Our marketing efforts, including licensing and co-branding, have helped to build upon our already good relationships with several of our key customers.

During the second quarter 2007, we resolved all of the arbitration actions between Ethyl and Innospec and terminated the TEL marketing agreements with Innospec effective April 1, 2007. We received $28 million during the second quarter 2007 as compensation for this termination. We recognized a gain of $23 million before tax on the settlement of the arbitration actions and termination of this business and have reflected the gain, as well as the income from operations of this business, as a discontinued operation for all periods presented.

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

RESULTS OF OPERATIONS

Net Sales

Net sales in 2007 increased over the past two years in essentially all areas of the petroleum additives segment. When comparing 2007 with 2006, consolidated net sales increased nearly 9%. The increase between 2006 and 2005 was 17%.

Net sales to one customer of our petroleum additives segment exceeded 10% of total net sales in 2007. Net sales to two customers of our petroleum additives segment exceeded 10% of total net sales in 2006 and 2005. Sales to Shell amounted to $202 million (15% of total net sales) in 2007, $169 million (13% of total net sales) in 2006, and $143 million (13% of total net sales) in 2005. Sales to BP amounted to $127 million (10% of net sales) in 2006 and $112 million (10% of total net sales) in 2005. These net sales represent a wide-range of products sold to these two customers in multiple regions of the world.

No other single customer accounted for 10% or more of our total net sales in 2007, 2006, or 2005.

The following table shows our net sales by segment for each of the last three years.

Net Sales by Segment

	2007	2006	2005
	(in millions of dollars)
Petroleum additives	$1,360	$1,252	$1,067
All other	15	11	9

Consolidated net sales	$1,375	$1,263	$1,076

Petroleum Additives—Following the trend of the past three years, our petroleum additives net sales improved over both 2006 and 2005.

Petroleum additives net sales for 2007 increased $108 million, or 9%, over 2006 levels. The increase was across both lubricant additives and fuel additives. Higher selling prices, including a favorable foreign currency impact, resulted in approximately half of the increase in net sales when comparing 2007 and 2006. A favorable mix of products sold contributed the remaining increase in net sales between the two periods. Shipments were essentially unchanged between 2007 and 2006.

When comparing 2006 to 2005, petroleum additives net sales were up $185 million or 17%. Similarly to 2007, the increase was across both lubricant additives and fuel additives. Increases in selling prices resulted in most of the improvement in net sales, with changes in the mix of products sold also contributing to the higher net sales. Total shipments were essentially unchanged comparing 2006 to 2005. The change in net sales between the two years also includes a small unfavorable foreign currency impact.

The approximate components of the petroleum additives increase in net sales of $108 million when comparing 2007 to 2006 and $185 million when comparing 2006 to 2005 are shown below in millions.

Net sales for year ended December 31, 2005	$1,067
Increase in shipments and changes in product mix	45
Changes in selling prices including foreign currency impact	140

Net sales for year ended December 31, 2006	1,252
Increase in shipments and changes in product mix	52
Changes in selling prices including foreign currency impact	56

Net sales for year ended December 31, 2007	$1,360

Segment Operating Profit

NewMarket evaluates the performance of Afton’s petroleum additives business based on segment operating profit. NewMarket Services departments and other expenses are billed to Afton and Ethyl based on the services provided under the holding company structure pursuant to service agreements between NewMarket Services and Afton, as well as NewMarket Services and Ethyl. Depreciation on segment property, plant, and equipment, as well as amortization of segment intangible assets are included in the segment operating profit.

The table below reports operating profit by segment for the last three years. The continuing operations of the TEL business is reflected in an “All other” category for segment reporting. Also included in the “All other” category is certain contract manufacturing that Ethyl provides to Afton and to third parties.

Prior periods have been reclassified to conform to the current presentation. These include reclassifying the continuing operations of the TEL business in the “All other” category and removing the discontinued operations.

Segment Operating Profit

	2007	2006	2005
	(in millions of dollars)
Petroleum additives	$129	$104	$60

All other	$(7)	$(1)	$(2)

Petroleum Additives—Petroleum additives operating profit improved $25 million, or 24%, from $104 million in 2006 to $129 million in 2007. The improved profit is reflected in the lubricant additives product lines with some offset in the fuel additives product line. The increase in operating profit reflects the increase of 9% in net sales when comparing 2007 to 2006, as well as a favorable mix of products sold and a favorable foreign currency impact. Total shipments were essentially unchanged between the two years on a unit basis. We experienced the benefit of a full year of price increases achieved throughout 2006, as our pricing caught up to the rapid rise in raw materials that we experienced last year. We benefited from improved margins on certain products through the introduction of more cost effective product formulations for our customers and a better mix of sales of higher margin products.

Petroleum additives operating profit for 2006 increased $44 million, or 74%, when compared to the 2005 level of $60 million. Operating profit for 2006 included a gain of $3 million associated with a legal settlement related to transportation charges, as well as a gain of $6 million resulting from a class action lawsuit related to raw materials and a loss of $5 million from other legal settlements. The increase in operating profit was in both lubricant and fuel additives reflecting improved net sales and profit margins. Net sales were approximately 17% higher than 2005 reflecting improved pricing and improvements in product mix. While raw material costs escalated in 2006, we were able to implement certain price increases. These price increases enabled us to restore our margins that have been under pressure since the significant increase in raw material costs began in 2004. Our production facilities operated at high rates in 2006 and we sold more efficient product formulations, lowering both our cost and our customers’ costs. The 2006 results also included a small, unfavorable foreign currency impact.

Total R&D for this segment was $77 million in 2007, $70 million in 2006, and $65 million in 2005. The increase in R&D between 2007 and 2006 was across all product lines. The increase in R&D when comparing 2006 and 2005 is also across all product lines, but mainly in the engine oil additives product line. While our R&D costs are rising, the projects and product lines that are researched can be quite different from year to year. This is normal for our business and is a function of industry specifications, customers’ expectations, and competitive forces. R&D related to new products and processes was $42 million in 2007, $37 million in 2006, and $34 million in 2005. All of our R&D expenses were related to the petroleum additives segment.

Selling, general, and administrative expenses (SG&A) in 2007 for this segment were substantially unchanged from 2006 levels, while 2006 was approximately $10 million higher than 2005. The increase in 2006 from 2005 levels primarily resulted from higher professional fees and personnel-related expenses. As a percentage of net segment sales, SG&A combined with R&D expenses were 12.2% in 2007, 12.7% in 2006, and 13.5% in 2005. The improvement in the percentages when comparing each of the years reflects larger increases in net sales as compared to the smaller increases in SG&A and R&D.

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

Interest and Financing Expenses

Interest and financing expenses were $12 million in 2007, $15 million in 2006, and $17 million in 2005. The decrease between 2006 and 2007 reflects lower interest rates, as well as lower fees and amortization of deferred financing costs both resulting from the restructuring of our debt. In December 2006, we purchased substantially all of our 8.875% senior notes in a tender offer and issued $150 million of 7.125% senior notes. The decrease between 2006 and 2005 resulted primarily from lower debt during 2006 as compared to 2005. Fees and amortization costs were substantially unchanged between 2006 and 2005 excluding the effect of the loss on the early extinguishment of debt. We had no drawn bank debt under our revolving credit facility during 2007 or 2006.

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

Other Income, Net

Other income, net was $3 million in 2007 resulting primarily from investment income. Other income, net was $7 million in 2006 and $900 thousand in 2005. The 2006 year included a $4 million gain on interest income on an income tax settlement, as well as $2 million in investment income. The 2005 year was comprised of a number of small items.

Income Tax Expense

Income tax expense on income from continuing operations was $22 million in 2007, $28 million in 2006, and $6 million in 2005. The effective tax rate on income from continuing operations was 21.8% in 2007, 34.6% in 2006, and 18.2% in 2005. Excluding the special tax item discussed below, the effective tax rate in 2007 was 32%. The effective tax rate in each year reflects certain foreign and other tax benefits. Income taxes for all periods exclude income tax expense on discontinued operations. See Note 22 of the Notes to Consolidated Financial Statements for details on income taxes.

The overall decrease in income tax expense of $6 million in 2007 compared to 2006 is primarily due to the special item income tax benefit discussed below. The year 2007 also included a $1 million higher tax benefit from the Qualified Production Income Tax provision. These benefits were partially offset by increased income taxes resulting from higher income from continuing operations.

Income taxes for 2007 benefited from the following special items totaling $9.5 million. During fourth quarter 2007, we concluded certain of our foreign subsidiaries would not be able to distribute dividends back to the U.S. parent for the foreseeable future. Accordingly, we designated the undistributed earnings of these subsidiaries as indefinitely reinvested. The deferred income tax liability of $7.0 million previously provided on these earnings was reversed and reduced deferred income tax expense by the same amount. During our detailed review, we determined our deferred tax liability accounts provided for the undistributed earnings of foreign subsidiaries were overstated by $1.9 million at year-end 2006. We recorded an additional deferred income tax benefit of $1.9 million during the fourth quarter 2007 for this overprovision. An overprovision of $1.2 million had also occurred during the first three quarters of 2007 which was reversed in the fourth quarter and had no impact on the results of operations for the year ended December 31, 2007. The impact of these adjustments did not have a material effect on our reported financial position and results of operations for the year ended December 31, 2007 or any prior periods presented. The remaining $600 thousand benefit related to changes in our liability for unrecognized tax benefits from uncertain tax positions.

The increase in income from continuing operations before income taxes from 2005 to 2006 resulted in an increase of almost $9 million in income taxes in 2006. The increase in the effective tax rate from 2005 to 2006 resulted in an increase of $13 million in income taxes in 2006. Part of the rate increase in 2006 relates to the strengthening of foreign currencies resulting in a $2.6 million increase in the tax provision on undistributed earnings of foreign subsidiaries in 2006, while weakening currencies in 2005 resulted in a tax credit of $2.2 million. The 2005 rate includes the favorable impact of approximately $1 million from the settlement of certain open tax years with the IRS.

To comply with international trade rules, the American Jobs Creation Act of 2004 (the Act), signed into law on October 22, 2004, repealed the FSC Repeal and Extraterritorial Income Exclusion Act of 2000. The Act repealed the Extraterritorial Income Exclusion for transactions entered into after December 31, 2004 subject to a phase-out that allowed current beneficiaries to claim benefits in 2005 and 2006. In 2005, the benefit of excluding $6 million from taxable income was 80% of the amount calculated under prior law. In 2006, the benefit of excluding approximately $5 million from taxable income was 60% of the amount calculated under prior law. For 2007 and beyond, no benefit was allowed.

Our deferred taxes are in a net asset position. Based on current forecast operating plans and historical profitability, we believe that we will recover the full benefit of our deferred tax assets and have therefore not recorded a valuation allowance.

Income from Continuing Operations

Income from continuing operations was $79 million ($4.63 per diluted share) for 2007, $52 million ($3.00 per diluted share) for 2006, and $28 million ($1.60 per diluted share) for 2005.

Discontinued Operations

On June 15, 2007, Ethyl and Innospec resolved all pending arbitration actions commenced in 2006 between the subsidiaries of Innospec and Ethyl arising out of the tetraethyl lead marketing agreements and the North American TEL supply agreement between the companies and terminated the marketing agreements. Ethyl received $28 million in cash as compensation for the termination of the marketing agreements, as well as the return of approximately $12 million of a working capital advance. Upon receipt of this payment, all marketing agreements between the subsidiaries of Ethyl and Innospec were terminated effective April 1, 2007. Accordingly, both the gain on the settlement, as well as the previous operations under the TEL marketing agreements, are reported as discontinued operations.

The gain on the termination of this business was $22.8 million ($14.6 million after tax) in 2007. The income from operations before tax of the discontinued business amounted to $3.5 million ($2.2 million after tax) for 2007, $8.2 million ($5.2 million after tax) for 2006, and $23.2 million ($14.7 million after tax) for 2005. These results are presented net of tax in the Consolidated Statements of Income under discontinued operations for all periods presented.

Net Income

Net income was $95.3 million ($5.62 per diluted share) in 2007, $57.5 million ($3.30 per diluted share) in 2006, and $42.4 million ($2.45 per diluted share) in 2005.

CASH FLOWS DISCUSSION

We generated cash from operating activities of $110 million in 2007, $37 million in 2006, and $64 million in 2005.

During 2007, we received proceeds of $28 million from the settlement of the arbitration actions and termination of the TEL marketing agreements and $12 million from the Foundry Park I bridge and construction loans. We used these proceeds in addition to cash provided from operating activities to fund $83 million for the repurchase of common stock, $37 million of capital expenditures, $7 million repayment of the Foundry Park I bridge loan, $7 million of dividends on our common stock, $4 million of deferred leasing costs related to the construction of the office building by Foundry Park I, $3 million for a payment on the fourth quarter 2006 acquisition of an intangible asset, $2 million of debt issuance costs, and $1 million for a deposit on an interest rate guarantee related to the construction of the office building by Foundry Park I. Our book overdraft increased $4 million. These items, including a favorable fluctuation in foreign currency rates during 2007 of $2 million, resulted in an increase of $12 million in cash and cash equivalents. The 2007 cash flows from operating activities included a $12 million reimbursement of our TEL working capital advance, as well as payments of $21 million to fund our retirement plans. Cash flows from operating activities for 2007 also included an increase in working capital, which is discussed more fully under “Working Capital.”

During 2006, we realized cash flows of $3 million from the sale of property, as well as $5 million from a payment under an earn-out agreement related to our pharmaceuticals business, which we sold in 1994. In addition, we had gross proceeds of $150 million from the issuance of our 7.125% senior notes due 2016. We used these proceeds, as well as the cash from operations to purchase $149.75 million of our 8.875% senior notes due 2010, fund capital expenditures of $26 million, acquire an intangible asset for $4 million, pay dividends on our common stock of $9 million, and pay debt issuance costs of $4 million. Our book overdrafts decreased $2 million. These items resulted in an increase of $4 million in cash and cash equivalents. Fluctuations in foreign currency rates resulted in a favorable impact of $1 million on cash and cash equivalents throughout 2006. Included in the 2006 cash flows from operating activities were collections of $11 million from settlements, including $4 million related to the 2004 environmental insurance settlement discussed below, as well as payments of $20 million to fund our retirement plans and $9 million for costs related to the early extinguishment of our 8.875% senior notes.

In 2005, we realized $14 million in before-tax proceeds from the sales of corporate assets. We used these proceeds, as well as the cash flows from operating activities, to fund capital expenditures of $18 million and pay-off our outstanding bank debt of $30 million. Our book overdrafts decreased $1 million. These items resulted in an increase in cash and cash equivalents of $28 million. Cash and cash equivalents throughout 2005 included a $1 million negative impact from foreign currency. Included in the 2005 cash flows from operating activities were collections of $4 million related to the 2004 environmental insurance settlement, which provides for a total payment of $16 million ($8 million of which we received in 2004, $4 million of which we received in 2005 and $4 million of which we received in February 2006 in accordance with a previously agreed-upon payment schedule) and $7 million from the 2005 insurance settlement related to our premises asbestos liabilities, as well as payments of $15 million to fund our retirement plans.

Excluding the expenditures for the construction of the office building by Foundry Park I, we expect that cash from operations, together with borrowing available under our senior credit facility, will continue to be sufficient to cover our operating expenses and planned capital expenditures for the foreseeable future. We expect to borrow 85% of the total projected cost of construction of the office building by Foundry Park I and to fund the remaining cost of construction with cash on hand. We expect the total project cost to be approximately $140 million.

FINANCIAL POSITION AND LIQUIDITY

Cash

At December 31, 2007, we had cash and cash equivalents of $72 million as compared to $60 million at the end of 2006.

We also had restricted cash of $200 thousand at both December 31, 2007 and December 31, 2006. In addition, at both December 31, 2007 and December 31, 2006, we had restricted funds of $1 million recorded as a long-term asset in other assets. Of these total restricted funds at December 31, 2007, $600 thousand was cash received from Metropolitan Life Insurance Company (Metropolitan) during 2005 and 2003. These funds amounted to $700 thousand at December 31, 2006. The funds from Metropolitan are being used to reduce the employee portion of retiree health benefit costs. The remaining $600 thousand of restricted funds at December 31, 2007 and $500 thousand at December 31, 2006 represents funds related to the issuance of a European bank guarantee.

At both December 31, 2007 and December 31, 2006, we had a book overdraft for some of our disbursement cash accounts. A book overdraft represents disbursements that have not cleared the bank accounts at the end of the reporting period. We transfer cash on an as-needed basis to fund these items as they clear the bank in subsequent periods.

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

On December 12, 2006, we issued $150 million aggregate principal amount of our 7.125% senior notes due 2016. These notes were not registered under the Securities Act of 1933 (Securities Act). The purchase of our 8.875% senior notes in the tender offer was financed with net proceeds from the issuance of the 7.125% senior notes, as well as cash on hand. During the second quarter 2007, we completed an offer to exchange up to $150 million of 7.125% senior notes due 2016 that had been registered under the Securities Act for a like principal amount of our then outstanding 7.125% senior notes that were issued in December 2006 and that were not registered under the Securities Act. All senior notes were exchanged.

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

We were in compliance with the covenants in the indenture governing the 7.125% senior notes as of December 31, 2007 and December 31, 2006, as well as those in the indenture governing the 8.875% senior notes as of December 31, 2006.

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

The credit agreement includes a $100 million revolving senior credit facility for working capital and other general corporate purposes for NewMarket and our subsidiaries, as well as a $50 million sub-facility for letters of credit. Borrowings bear interest, at our election, at either a base rate plus a margin (25 basis points as of December 31, 2007) or LIBOR plus a margin (125 basis points as of December 31, 2007). The revolving credit facility matures on December 21, 2011. There were no borrowings outstanding at December 31, 2007 or December 31, 2006 under the senior credit facility, nor did we borrow during 2007 or 2006 under the facility. At December 31, 2007, we had outstanding letters of credit of $4.3 million, resulting in the unused portion of the senior credit facility amounting to $95.7 million.

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

We were in compliance with these covenants at December 31, 2007 and December 31, 2006.

Construction Loan Agreement—Foundry Park I and NewMarket Corporation entered into a construction loan agreement with a group of banks on August 7, 2007 to borrow up to $116 million to fund the development and construction of an office building. The construction loan bears interest at LIBOR plus a margin of 140 basis points. The term of the loan is for a period of 36 months and is unconditionally guaranteed by NewMarket Corporation. No principal reduction payment is due during the construction period. As a condition of the construction loan and concurrently with the closing of the loan, Foundry Park I also obtained interest rate risk protection in the form of an interest rate swap (swap). The objective in obtaining the swap was to manage our exposure to interest rate movements and add stability to capitalized interest expense. The interest rate swap involves the receipt of variable-rate amounts based on LIBOR in exchange for fixed-rate payments over the life of the agreement without exchange of the underlying notional amount. The fixed-rate payments are at a rate of 4.975%. The notional amount of the swap was approximately $8 million at December 31, 2007 and accretes to approximately $94 million over the term of the swap. The accreting notional amount is necessary to maintain the swap notional at an amount that represents approximately 85% of the projected construction loan principal balance over the loan term. The maturity date of the swap is January 1, 2010.

Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), as amended and interpreted, establishes accounting and reporting standards for derivative instruments and for hedging activities. The swap is designated and qualifies as a cash flow hedge under SFAS 133. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded in accumulated other comprehensive loss and subsequently reclassified to earnings when the hedged transaction affects earnings. The ineffective portion of changes in the fair value of the derivative is recognized immediately in earnings. We assess the effectiveness of the swap quarterly by comparing the changes in the fair value of the derivative hedging instrument with the change in fair value of the designated hedged transaction.

The fair value of the swap was approximately $1.6 million at December 31, 2007 and was recorded in other noncurrent liabilities on the Consolidated Balance Sheets. The net unrealized loss of approximately $1.6 million ($1 million, net of tax) is recorded as a component of accumulated other comprehensive loss in shareholders’ equity on the Consolidated Balance Sheets. Hedge ineffectiveness of approximately $20 thousand expense was recognized at December 31, 2007 and was recorded in other income, net on the Consolidated Statements of Income. Also recorded as a component of accumulated other comprehensive loss in shareholders’ equity on the Consolidated Balance Sheets was the net amount of swap receipts and payments made since the inception of the swap. This amounted to approximately $3 thousand, net of tax effects, at December 31, 2007. Any amounts remaining in accumulated other comprehensive loss related to the swap will be recognized in the Consolidated Statements of Income over the depreciable life of the office building beginning at the completion of the construction project, which is currently expected to be late 2009. No related amounts currently recognized in accumulated other comprehensive loss are expected to be reclassified into earnings over the next twelve months.

Bridge Loan Agreement—In April, 2007, Foundry Park I entered into a bridge loan agreement to borrow up to $7 million for cash requirements related to the construction of an office building. The bridge loan, which bore interest at LIBOR plus 140 basis points, was repaid on August 7, 2007 with the proceeds of the construction loan, as well as cash on hand. This debt facility no longer exists.

* * *

We had combined current and noncurrent long-term debt of $158 million at December 31, 2007 and $153 million at December 31, 2006.

During 2007, we also paid $700 thousand on the capital lease obligations. All of our debt is discussed more fully in Note 12 of the Notes to Consolidated Financial Statements.

As a percentage of total capitalization (total long-term debt and shareholders’ equity), our total debt decreased from 33.7% at the end of 2006 to 33.2% at the end of 2007. The decrease reflects the increase, net of the effect from the stock repurchase, in shareholders’ equity due to earnings, partially offset by an increase in outstanding debt resulting from draws on the construction loan. Normally, we repay long-term debt with cash from operations.

Working Capital

At December 31, 2007, we had working capital of $317 million, resulting in a current ratio of 2.79 to 1. Our working capital at year-end 2006 was $302 million resulting in a current ratio of 2.88 to 1.

The increase in working capital primarily reflects higher cash, accounts receivable, and inventories, which was partially offset by an increase in accounts payable. The increase in accounts receivable reflects higher product sales, while the increase in inventories primarily reflects the increasing costs of raw materials. The increase in accounts payable reflects higher costs and timing of purchases. The increases in accounts receivable, inventories, and accounts payable include a foreign currency impact.

Capital Expenditures

Excluding the construction of the office building by Foundry Park I, we expect capital expenditures to be approximately $35 million to $40 million in 2008. We expect to continue to finance this capital spending through cash provided from operations, together with borrowing available under our senior credit facility. We expect capital expenditures in 2008 related to the construction of the office building to be approximately $60 million with $6 million of that amount provided by cash from operations and the remainder being borrowed.

Environmental Expenses

We spent approximately $18 million in 2007, $16 million in 2006, and $13 million in 2005 for ongoing environmental operating and clean-up costs, excluding depreciation of previously capitalized expenditures. These environmental operating and clean-up expenses are included in cost of goods sold. Further, we expect to continue to fund these costs through cash provided by operations.

Contractual Obligations

The table below shows our year-end contractual obligations by year due.

	Payments due by period (in millions of dollars)
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long-term debt obligations (a)	$155	$—	$5	$—	$150
Interest payable on long-term debt and capital lease obligations	97	11	22	21	43
Letters of credit (b)	5	—	—	—	5
Capital lease obligations (c)	3	1	2	—	—
Operating lease obligations	44	10	15	6	13
Property, plant, and equipment purchase obligations	2	2	—	—	—
Raw material purchase obligations (d)	403	83	148	111	61
Other long-term liabilities (e)	34	21	2	2	9
FIN 48 Reserves	3	1	2	—	—
Real estate development (f)	111	62	49	—	—

Total	$857	$191	$245	$140	$281

(a)	Amounts represent contractual payments due on the senior notes, as well as the repayment of the outstanding balance on the construction loan.
(b)	We intend to renew letters of credit when necessary as they mature; therefore, the obligations do not have a definitive maturity date.
(c)	Amounts represent the debt obligation under the capital lease, as well as future minimum lease payments in excess of the capital lease debt obligation.
(d)	Raw material purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

Purchase orders made in the ordinary course of business are excluded from the above table. Any amounts for which we are liable under purchase orders are reflected in our Consolidated Balance Sheets as accounts payable and accrued liabilities.

(e)	These represent other long-term liability amounts reflected in our Consolidated Balance Sheets that have known payment streams. Amounts include environmental liabilities and asset retirement obligations and contributions associated with pension and postretirement benefit plans. Amounts accrued for the potential exposure with respect to litigation, claims, and assessments are not included in the table above.

(f)	Foundry Park I entered into a Deed of Lease Agreement in January 2007, with MeadWestvaco under which it will lease an office building which we are constructing in Richmond, Virginia. We plan to invest approximately $140 million for the construction of the building and parking facilities.

Pension and Postretirement Benefit Plans

We apply SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” to account for our pension and postretirement plans. We use a December 31 measurement date to determine our pension and postretirement expenses and related financial disclosure information. Additional information on our pension and postretirement plans is in Note 18 of the Notes to Consolidated Financial Statements. Our U.S. and foreign benefit plans are discussed separately below. Our U.S. pension and postretirement plans are similar and therefore, the information discussed below applies to all of our U.S. benefit plans. Our foreign plans are quite diverse, and the actual assumptions used by the various foreign plans are based upon the circumstances of each particular country and retirement plan. The discussion below surrounding our foreign retirement benefits focuses only on our pension plan in the United Kingdom (U.K.) which represents the majority of the impact on our financial statements from foreign pension plans.

U.S. Pension and Postretirement Benefit Plans—The following information applies to our U.S. pension and postretirement benefit plans. The average remaining service period of participants for our U.S. plans is 12.88 years, while the average remaining life expectancy of participants is 26.27 years. We utilize the Optional Combined Mortality Tables for males and females based on the RP-2000 Mortality Tables projected with Scale AA as published by the IRS on February 2, 2007 in determining the impact of the U.S. benefit plans on our financial statements.

Investment Return Assumptions under SFAS 87 and Asset Allocation

We periodically review our assumptions for the long-term expected return on pension plan assets. As part of the review and to develop expected rates of return, we considered a stochastic analysis of expected returns based on the U.S. plans’ asset allocation as of both January 1, 2006 and January 1, 2007. This forecast reflects our expected long-term rates of return for each significant asset class or economic indicator. As of January 1, 2008, the expected rates were 9.0% for U.S. large cap stocks, 6.5% for U.S. long-term corporate bonds, and 2.7% for inflation. The range of returns developed relies both on forecasts and on broad-market historical benchmarks for expected return, correlation, and volatility for each asset class.

Our asset allocation is predominantly weighted toward equities. Through a review of our investments we have determined that we should maintain the expected long-term rate of return for our U.S. plans at 8.75% at December 31, 2007.

An actuarial loss, where the expected return exceeds the actual return, occurred during 2007 resulting in the actual investment return being approximately $350 thousand lower than the expected return for all of our U.S. pension plans. An actuarial gain, where the actual return exceeds the expected return, occurred during 2006 resulting in the actual investment return exceeding the assumed return in 2006 by approximately $3 million for all of our U.S. pension plans. An actuarial loss also occurred during 2005 resulting in the one-year investment return being lower than the long-term assumption by approximately $4 million for all of our U.S. pension plans. Investment gains and losses enter earnings on an amortized basis so that the recent years’ results caused a decrease in expense of approximately $20 thousand in 2007, as well as an expected $15 thousand decrease in expense in 2008. We expect that there will be continued volatility in pension expense as actual investment returns vary from the expected return, but we continue to believe the potential benefits justify the risk premium for equity investments.

Pension expense is sensitive to changes in the expected return on assets. For example, decreasing the expected rate of return by 25 basis points to 8.50% (while holding other assumptions constant) would increase the forecasted 2008 expense for our U.S. pension plans by approximately $300 thousand. Similarly, a 25 basis point increase in the expected rate of return to 9.00% (while holding other assumptions constant) would reduce forecasted 2008 pension expense by approximately $300 thousand.

Discount Rate Assumption under SFAS 87 and SFAS 106

We utilize the Citigroup Pension Discount Curve (discount curve) and Liability Index in developing the discount rate assumption. We apply the expected cash flows of the specific defined benefit retirement plan to the interest rates provided in the discount curve. The rate is developed based on the discount curve on the last day of December. The discount rate at December 31, 2007 was 6.375%.

Pension expense is also sensitive to changes in the discount rate. For example, decreasing the discount rate by 25 basis points to 6.125% (while holding other assumptions constant) would increase the forecasted 2008 expense for our U.S. pension plans by approximately $500 thousand. A 25 basis point increase in the discount rate to 6.625% would reduce forecasted 2008 pension expense by approximately $600 thousand.

Rate of Projected Compensation Increase

We have increased our rate of projected compensation increase at December 31, 2007 to 4.00%. The rate assumption was based on an analysis of our projected compensation increases for the foreseeable future.

Liquidity

Cash contribution requirements to the pension plan are sensitive to changes in assumed interest rates in the same manner as pension expense. We expect our aggregate cash contributions, before income taxes, to the U.S. pension plans will be approximately $6 million in 2008.

Other Assumptions under SFAS 106

During 2007, we reviewed our assumption for the health care cost trend rate under SFAS 106. Based on actual cost experience, we revised the healthcare cost trend rate upwards. Consequently, we increased our assumption for the health care cost trend rate to 10% in 2007 scaling down to 5.0% by 2012. The health care cost trend rate was 8.5% at December 31, 2006.

At December 31, 2007 and after a review of market conditions, we decreased our expected long-term rate of return on our postretirement plans by 75 basis points to 6.25%. This rate varies from the pension rate of 8.75% primarily because of the difference in investment of assets. The assets of the postretirement plan are held in an insurance contract, which results in a lower assumed rate of investment return.

Foreign Pension Benefit Plans—As discussed above, our foreign pension plans are quite diverse. The following information applies only to our U.K. pension plan, which represents the majority of the impact on our financial statements from our foreign pension plans. The average remaining service period for our U.K. plan is 16 years, while the average remaining life expectancy is 33 years. We utilize PA92 mortality tables which allow for future “medium cohort” projected improvements in life expectancy, in determining the impact of the U.K. pension plans on our financial statements.

Investment Return Assumptions under SFAS 87 and Asset Allocation

We periodically review our assumptions for the long-term expected return on the U.K. pension plan assets. The expected long-term rate of return is based on both the asset allocation, as well as yields available in the U.K. markets.

The target asset allocation in the U.K. is to be invested 60% in equities and 40% in a mixture of government and corporate bonds. Based on the target asset allocation and the expect yields available in the U.K. markets, the expected long-term rate of return for the U.K. pension plan is 5.90% at December 31, 2007.

An actuarial loss occurred during 2007 as the expected investment return exceeded the actual return in 2007 by approximately $500 thousand for our U.K. pension plan. This compares to an actuarial gain of $300 thousand in 2006 and $6 million in 2005. Investment gains and losses enter earnings on an amortized basis resulting in increased expense of approximately $1 million in 2007, as well as an expected $1 million increased expense in 2008. We expect that there will be continued volatility in pension expense as actual investment returns vary from the expected return, but we continue to believe the potential benefits justify the risk premium for the target asset allocation.

Pension expense is sensitive to changes in the expected return on assets. For example, decreasing the expected rate of return by 25 basis points to 5.65% (while holding other assumptions constant) would increase the forecasted 2008 expense for our U.K. pension plan by approximately $200 thousand. Similarly, a 25 basis point increase in the expected rate of return to 6.15% (while holding other assumptions constant) would reduce forecasted 2008 pension expense by approximately $200 thousand.

Discount Rate Assumption under SFAS 87

We utilize a yield curve based on AA-rated corporate bond yields provided by Lehman in developing a discount rate assumption (extrapolated at terms above 30 years based on government bond yields and the spread between these and corporate bond yields.) The yield appropriate to the duration of the U.K. plan liabilities is then used. The discount rate at December 31, 2007 was 5.50%.

Pension expense is also sensitive to changes in the discount rate. For example, decreasing the discount rate by 25 basis points to 5.25% (while holding other assumptions constant) would increase the forecasted 2008 expense for our U.K. pension plans by approximately $400 thousand. A 25 basis point increase in the discount rate to 5.75% would reduce forecasted 2008 pension expense by approximately $400 thousand.

Rate of Projected Compensation Increase

We have increased our rate of projected compensation increase at December 31, 2007 to 4.85%. The rate assumption was based on an analysis of our projected compensation increases for the foreseeable future.

Liquidity

Cash contribution requirements to the U.K. pension plan are sensitive to changes in assumed interest rates in the same manner as pension expense. We expect our aggregate U.K. cash contributions, before income taxes, will be approximately $6 million in 2008.

OUTLOOK

The year 2007 was an outstanding one for our business, which has strengthened our financial position. As we have communicated in the past, we intend to leverage our financial strength to increase shareholder value by growing the business, with acquisitions being an area of primary interest. Our primary focus in the acquisition area remains on the petroleum additives industry. It is our view that this industry will provide the greatest opportunity for a good return on our investment while minimizing risk. In the past, we have grown the business through strategic acquisitions such as Amoco Petroleum Additives Company and Texaco Additives Company. We remain focused on this strategy and will evaluate any future opportunities. Nonetheless, we are patient in this pursuit and intend to make the right acquisition for our company when the opportunity arises.

Meanwhile, we believe we have many internal opportunities for growth in the near term, from both geographical and product line extensions. Until an acquisition materializes, we will build cash on our balance sheet and will continue to evaluate all alternative uses for that cash to enhance shareholder value, including stock repurchases and dividends.

In 2007, we announced our intention to develop some of the downtown Richmond property that we own by constructing a multi-story office building for MeadWestvaco. The project is progressing on schedule. Our development and construction team is in place, and our financing has been secured. Our construction loan allows us to borrow up to $116 million of the project cost. We will be capitalizing the cost and interest throughout the building project. Total expenditures on this project for 2008 are projected to be approximately $60 million. We anticipate the project will be completed by the end of 2009, at which time we expect this business to begin to be accretive to our earnings.

In the petroleum additives segment, we are beginning 2008 with good momentum and expect to be able to benefit from the many gains we made during 2007. We have a solid business base, a good technical product offering, and an excellent team who is dedicated to our customers and our business. Nonetheless, like many industries, the petroleum additives market continues to face many challenges. Raw material prices are once again rising and there is uncertainty in product demand should a recession in the United States, or other parts of our marketplace, become a reality. We continue to monitor the raw material situation closely and are committed to attempting to recover any gross margin erosion caused by increasing raw material prices. Except for the possible impacts from an economic slowdown, we expect that the petroleum additives segment will perform better in 2008 than in 2007.

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

Intangibles, Net of Amortization

We have certain identifiable intangibles amounting to $46 million at year-end 2007 that are discussed in Note 10 of the Notes to Consolidated Financial Statements. These intangibles relate to our petroleum additives business and are being amortized over periods with up to approximately nine years of remaining life. We continue to assess the market related to these intangibles, as well as their specific values, and have concluded the amortization periods and values are appropriate. We also evaluate these intangibles for any potential impairment when significant events or circumstances occur that might impair the value of these assets. These evaluations continue to support the value at which these identifiable intangibles are carried on our financial statements. However, if conditions were to substantially deteriorate in this market, it could possibly cause a reduction in the periods of this amortization charge or result in a noncash write-off of a portion of the intangibles’ carrying value. A reduction in the amortization period would have no effect on cash flows. We do not anticipate such a change in the market conditions.

Environmental and Legal Proceedings

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

Also, as noted in the discussion of “Legal Proceedings” in Item 3 of this Annual Report on Form 10-K, while it is not possible to predict or determine with certainty the outcome of any legal proceeding, it is our opinion, based on our current knowledge, that we will not experience any material adverse effects on our results of operations or financial condition as a result of any pending or threatened proceeding.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (SFAS 157). The standard defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. The standard is effective for fiscal years beginning after November 15, 2007. In February 2007, the FASB issued FASB Staff Position 157-1 (FSP 157-1) and FASB Staff Position 157-2 (FSP 157-2). FSP 157-1 amends SFAS 157 to exclude FASB Statement No. 13, “Accounting for Leases” and other accounting pronouncements that address fair value measurements of leases from the provisions of SFAS 157. FSP 157-2 delays the effective date of SFAS 157 for most nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. Except for additional disclosure requirements, we do not expect the adoption of SFAS 157, or the related FSPs, to have a significant impact on our financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits companies to choose to measure certain financial instruments and other items at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. The standard is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 159 to have a significant impact on our financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160, “Noncontrolling Interest in Consolidated Financial Statements – an amendment of ARB No. 51” (SFAS 160). SFAS 160 changes reporting standards for noncontrolling interests in a subsidiary. The standard is effective for fiscal years beginning on or after December 15, 2008. We are evaluating any potential impact of the adoption of SFAS 160 on our financial statements.

Also in December 2007, the FASB issued Statement of Financial Accounting Standard No. 141 (Revised 2007), “Business Combinations” (SFAS 141(R)). In addition to clarifying required disclosures in a business combination, SFAS 141(R) established requirements of how the acquirer should recognize and measure identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquired entity. The statement also clarifies the recognition and measurement of goodwill acquired in a business combination and a gain from a bargain purchase. Additionally, costs incurred to effect the acquisition are to be recognized separately from the acquisition and expensed as incurred. The standard is effective for fiscal years beginning on or after December 15, 2008. We are evaluating any potential impact of the adoption of SFAS 141(R) on our financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to many market risk factors, including fluctuations in interest and foreign currency rates, as well as changes in the cost of raw materials and marketable security prices. These risk factors may affect our results of operations, cash flows, and financial position.

We manage these risks through regular operating and financing methods, including the use of derivative financial instruments. When we have derivative instruments, they are with major financial institutions and are not for speculative or trading purposes. Also, as part of our financial risk management, we regularly review significant contracts for embedded derivatives. As of December 31, 2007, based on our review, we had no contracts with material embedded derivatives.

The following analysis presents the effect on our earnings, cash flows, and financial position as if the hypothetical changes in market risk factors occurred at year-end 2007. We analyzed only the potential impacts of our hypothetical assumptions. This analysis does not consider other possible effects that could impact our business.

Interest Rate Risk

At December 31, 2007, we had total debt of $158 million. Of the total debt, $153 million is at fixed rates. There is no interest rate risk at the end of the year associated with the fixed rate debt.

The remaining amount of debt represents the outstanding balance of the construction loan. During the third quarter 2007, Foundry Park I entered into the construction loan to borrow up to $116 million. The loan bears interest at LIBOR plus 140 basis points. If interest rates were to increase, we would incur additional interest costs. As this loan is related to a capital project, all interest costs are being capitalized and will not have an impact on earnings until the completion of the project when the capitalized interest is amortized.

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

A hypothetical 10% decrease in interest rates, holding all other variables constant, would have resulted in a change of $7 million in fair value of our debt at year-end 2007.

Foreign Currency Risk

We sell to customers in foreign markets through our foreign subsidiaries, as well as through export sales from the United States. These transactions are often denominated in currencies other than the U.S. Dollar. Our primary currency exposures are the European Union Euro, British Pound Sterling, Japanese Yen, and Canadian Dollar.

We sometimes enter into forward contracts as hedges to minimize the fluctuation of accounts receivable denominated in foreign currencies. During 2006, we entered into $15 million of Euro-denominated forward contracts to minimize currency exposure from expected cash flows from foreign operations. The contracts all had maturity dates in 2006 and 2007. At December 31, 2007, all of these contracts had matured.

During 2007, we entered into $16 million of Euro-denominated forward contracts to minimize currency exposure from expected cash flows from foreign operations. The contracts have maturity dates in 2007 and 2008. At December 31, 2007, there were $7 million remaining of these Euro-denominated contracts. With other variables held constant, a hypothetical 10% adverse change in the December 31, 2007 forward Euro rates would have resulted in a decrease of about $1 million in the value of the contracts.

Raw Material Price Risk

We utilize a variety of raw materials in the manufacture of our products, including base oil, polyisobutylene, olefin copolymers, maleic anhydride, antioxidants, alcohols, and methacrylates. Our profitability is sensitive to changes in the costs of these materials caused by changes in supply, demand, or other market conditions, over which we have little or no control. If we experience sudden or sharp increases in the cost of our raw materials, we may not be able to pass on these increases in whole or in part to our customers. Political and economic conditions in the Middle East and Latin America have caused and may continue to cause the cost of our raw materials to fluctuate. War, armed hostilities, terrorist acts, civil unrest or other incidents may also cause a sudden or sharp increase in the cost of our raw materials. If we cannot pass on to our customers any future increases in raw material costs in the form of price increases for our products, there will be a negative impact on operating profit.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of NewMarket Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of NewMarket Corporation and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Notes 18 and 22 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other postretirement plans effective December 31, 2006 and the manner in which it accounts for uncertain tax positions in 2007, respectively.

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

/s/ PricewaterhouseCoopers LLP

Richmond, Virginia

February 20, 2008

NewMarket Corporation and Subsidiaries

Consolidated Statements of Income

	Years Ended December 31
	2007	2006	2005
	(in thousands except per-share amounts)
Net sales	$1,374,874	$1,263,297	$1,075,544
Cost of goods sold	1,078,302	999,211	875,286

Gross profit	296,572	264,086	200,258
Selling, general, and administrative expenses	111,115	109,191	96,810
Research, development, and testing expenses	76,834	70,263	65,394
Special item income	—	14,825	11,668

Operating profit	108,623	99,457	49,722
Interest and financing expenses, net	11,557	15,403	16,849
Loss on early extinguishment of debt	—	11,209	—
Other income, net	3,358	7,117	925

Income from continuing operations before income taxes	100,424	79,962	33,798
Income tax expense	21,874	27,651	6,166

Income from continuing operations	78,550	52,311	27,632
Discontinued operations:
Gain on settlement of discontinued business (net of tax)	14,554	—	—
Income from operations of discontinued business (net of tax)	2,217	5,211	14,749

Net income	$95,321	$57,522	$42,381

Basic earnings per share
Income from continuing operations	$4.66	$3.04	$1.62
Discontinued operations	1.00	.30	.87

Net income	$5.66	$3.34	$2.49

Diluted earnings per share
Income from continuing operations	$4.63	$3.00	$1.60
Discontinued operations	.99	.30	.85

Net income	$5.62	$3.30	$2.45

Shares used to compute basic earnings per share	16,841	17,223	17,028

Shares used to compute diluted earnings per share	16,957	17,407	17,320

See accompanying Notes to Consolidated Financial Statements.

NewMarket Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31
	2007	2006
	(in thousands except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$71,872	$60,300
Restricted cash	190	240
Trade and other accounts receivable, net	207,190	198,243
Inventories	193,694	185,581
Deferred income taxes	18,727	12,277
Prepaid expenses	3,368	5,319

Total current assets	495,041	461,960

Property, plant, and equipment, at cost	789,634	751,355
Less accumulated depreciation and amortization	606,072	589,241

Net property, plant, and equipment	183,562	162,114

Prepaid pension cost	2,616	85
Deferred income taxes	21,396	30,088
Other assets and deferred charges	22,764	38,838
Intangibles, net of amortization	45,555	51,708

TOTAL ASSETS	$770,934	$744,793

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$104,636	$81,623
Accrued expenses	57,043	59,692
Dividends payable	3,154	2,162
Book overdraft	6,249	2,549
Long-term debt, current portion	736	691
Income taxes payable	5,843	13,466

Total current liabilities	177,661	160,183

Long-term debt	157,061	152,748
Other noncurrent liabilities	119,205	130,460
Commitments and contingencies (Note 17)

Shareholders’ equity:
Common stock and paid in capital (without par value; authorized shares—80,000,000; outstanding—15,566,225 at December 31, 2007 and 17,289,860 at December 31, 2006)	5,235	88,263
Accumulated other comprehensive loss	(34,360)	(47,165)
Retained earnings	346,132	260,304

	317,007	301,402

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$770,934	$744,793

See accompanying Notes to Consolidated Financial Statements.

NewMarket Corporation and Subsidiaries

Consolidated Statements of Shareholders‘ Equity

	Common Stock and Paid in Capital		Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Shareholders‘ Equity
	Shares	Amount
	(in thousands except share amounts)
Balance at December 31, 2004	16,980,759	$84,724	$(21,870)	$169,028	$231,882
Comprehensive income:
Net income				42,381	42,381
Changes in (net of tax):
Foreign currency translation adjustments			(7,237)		(7,237)
Unrealized loss on marketable securities			(127)		(127)
Minimum pension liability			(2,222)		(2,222)
Derivative net gain			945		945

Total comprehensive income					33,740

Stock options exercised	100,800	438			438

Balance at December 31, 2005	17,081,559	85,162	(30,511)	211,409	266,060
Comprehensive income:
Net income				57,522	57,522
Changes in (net of tax):
Foreign currency translation adjustments			7,575		7,575
Unrealized loss on marketable securities			(19)		(19)
Minimum pension liability			8,929		8,929
Derivative net loss			(129)		(129)

Total comprehensive income					73,878

Initial adoption of Statement of Financial Accounting Standard No. 158, net of tax			(33,010)		(33,010)
Cash dividends ($0.50 per share)				(8,627)	(8,627)
Stock options exercised	196,700	856			856
Stock appreciation rights exercised	11,601	744			744
Stock option tax benefit		1,501			1,501

Balance at December 31, 2006	17,289,860	88,263	(47,165)	260,304	301,402

Comprehensive income:
Net income				95,321	95,321
Changes in (net of tax):
Foreign currency translation adjustments			5,817		5,817
Pension plans and other postretirement benefit adjustments:
Prior service cost			(556)		(556)
Unrecognized gain /(loss)			8,389		8,389
Transition obligation			8		8
Derivative net loss			(853)		(853)

Total comprehensive income					108,126

Cash dividends ($0.575 per share)				(9,493)	(9,493)
Common stock repurchase	(1,739,700)	(83,189)			(83,189)
Stock options exercised	14,000	61			61
Issuance of stock	2,065	100			100

Balance at December 31, 2007	15,566,225	$5,235	$(34,360)	$346,132	$317,007

See accompanying Notes to Consolidated Financial Statements.

NewMarket Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31
	2007	2006	2005
	(in thousands)
Cash and cash equivalents at beginning of year	$60,300	$56,413	$28,778

Cash flows from operating activities
Net income	95,321	57,522	42,381
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	28,128	29,738	34,506
Amortization of deferred financing costs	998	1,854	1,890
Loss on early extinguishment of debt	—	11,209	—
Noncash pension benefits expense	11,279	12,501	12,956
Noncash postretirement benefits expense	3,464	3,762	4,185
Noncash environmental remediation and dismantling	5,268	(1,300)	5,075
Gain on settlement and termination of TEL marketing agreements	(22,848)	—	—
Deferred income tax (benefit) expense	(6,625)	3,059	(15,741)
Pharmaceutical earn-out agreement	—	(5,274)	—
Interest on income tax settlement	—	(4,429)	—
Gains on sales of corporate property	—	(3,250)	(7,800)
Net gain on settlements	—	(4,201)	(3,868)
Stock-based compensation	—	744	—
Change in assets and liabilities:
Trade and other accounts receivable, net	(4,688)	(3,584)	(36,000)
Inventories	(2,758)	(24,348)	(951)
Prepaid expenses	321	(131)	(784)
Accounts payable and accrued expenses	16,510	(16,258)	16,860
Income taxes payable	(4,988)	3,584	15,385
Cash pension benefits contributions	(18,865)	(17,920)	(12,265)
Cash postretirement benefits contributions	(2,086)	(2,376)	(2,402)
Cash costs of 8.875% senior notes purchase	—	(8,609)	—
Net proceeds from settlements	—	11,422	11,150
Excess tax benefits from stock-based payment arrangements	—	(1,501)	—
Long-term receivable—TEL marketing agreements	11,983	957	1,499
Other, net	(837)	(6,095)	(2,081)

Cash provided from operating activities	109,577	37,076	63,995

Cash flows from investing activities
Capital expenditures	(31,072)	(26,161)	(17,830)
Foundry Park I capital expenditures	(5,584)	—	—
Foundry Park I deferred leasing costs	(3,599)	—	—
Proceeds from settlement and termination of TEL marketing agreements	28,000	—	—
Payment for acquisition of intangible asset	(2,900)	(4,476)	—
Payment for interest rate guarantee	(1,110)	—	—
Proceeds from pharmaceutical earn-out agreement	—	5,274	—
Proceeds from sale of certain assets	—	3,408	13,721
Other, net	(566)	108	64

Cash used in investing activities	(16,831)	(21,847)	(4,045)

NewMarket Corporation and Subsidiaries

Consolidated Statements of Cash Flows—Continued

	Years Ended December 31
	2007	2006	2005
	(in thousands)
Cash flows from financing activities
Draws on Foundry Park I bridge loan	6,571	—	—
Repayment of Foundry Park I bridge loan	(6,571)	—	—
Draws on Foundry Park I construction loan	5,298	—	—
Issuance of 7.125% senior notes	—	150,000	—
Repayment of 8.875% senior notes	(250)	(149,750)	—
Net repayments under revolving credit agreement	—	—	(30,000)
Repurchases of common stock	(83,189)	—	—
Dividends	(6,641)	(8,627)	—
Change in book overdraft, net	3,700	(1,673)	(793)
Debt issuance costs	(146)	(3,608)	—
Debt issuance costs-Foundry Park I	(1,696)	—	—
Proceeds from exercise of options	61	856	438
Excess tax benefits from stock-based payment arrangements	—	1,501	—
Payments on the capital lease	(690)	(640)	(609)

Cash used in financing activities	(83,553)	(11,941)	(30,964)

Effect of foreign exchange on cash and cash equivalents	2,379	599	(1,351)

Increase in cash and cash equivalents	11,572	3,887	27,635

Cash and cash equivalents at end of year	$71,872	$60,300	$56,413

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

NewMarket is the parent company of two operating companies, each managing its own assets and liabilities. Those companies are Afton, which focuses on petroleum additive products, and Ethyl, representing certain manufacturing operations and the TEL business. NewMarket is also the parent company of NewMarket Development, which is a real estate company, and NewMarket Services, which provides various administrative services to NewMarket, Afton, Ethyl, and NewMarket Development.

Foreign Currency Translation—We translate the balance sheets of our foreign subsidiaries into U.S. Dollars based on the current exchange rate at the end of each period. We translate the statements of income using the weighted-average exchange rates for the period. NewMarket includes translation adjustments in the balance sheet as part of accumulated other comprehensive loss and transaction adjustments in earnings.

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

Property, Plant, and Equipment—We state property, plant, and equipment at cost and compute depreciation by the straight-line method based on the estimated useful lives of the assets. We capitalize expenditures for significant improvements that extend the useful life of the related property. We expense repairs and maintenance, including plant turnaround costs, as incurred. When property is sold or retired, we remove the cost and accumulated depreciation from the accounts and any related gain or loss is included in earnings.

Our policy on capital leases is to record the asset at the lower of fair value at lease inception or the present value of the total minimum lease payments. We compute amortization by the straight-line method over the lesser of the estimated economic life of the asset or the term of the lease.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

Real Estate Development and Construction Costs—We capitalize the cost associated with real estate development projects, including the cost of land, as well as development and construction costs. Upon completion of the project, the accumulated depreciable costs will be recognized in the Consolidated Statements of Income over the useful life of the asset. We also capitalize interest cost associated with the project and amortize these amounts upon completion of the project over the useful life of the related asset.

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

Accrued environmental remediation and monitoring costs relate to an existing condition caused by past operations. NewMarket accrues these costs in current operations within cost of goods sold in the Consolidated Statements of Income when it is probable that we have incurred a liability and the amount can be reasonably estimated.

We generally record environmental liabilities on an undiscounted basis. When we can reliably determine the amount and timing of future cash flows, we discount these liabilities. We incorporate an inflation factor in determining the discount rate.

Employee Savings Plan—Most of our full-time salaried and hourly employees may participate in defined contribution savings plans. Employees who are covered by collective bargaining agreements may also participate in a savings plan according to the terms of their bargaining agreements. Employees, as well as NewMarket, contribute to the plans. We made contributions of $3 million in both 2007 and 2006, and $2 million in 2005 related to these plans.

Research, Development, and Testing Expenses—NewMarket expenses all research, development, and testing costs as incurred. Of the total research, development, and testing expenses, those related to new products and processes were $42 million in 2007, $37 million in 2006, and $34 million in 2005.

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

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

We provide for additional U.S. taxes that would be incurred when a foreign subsidiary returns their earnings in cash to Afton or Ethyl. Undistributed earnings of certain foreign subsidiaries for which U.S. taxes have not been provided totaled approximately $73 million as of December 31, 2007. Deferred income taxes have not been provided on these earnings since we expect them to be indefinitely reinvested. Accordingly, no provision has been made for taxes that may be payable on the remittance of these earnings at December 31, 2007, nor is it practicable to determine the amount of the liability.

Derivative Financial Instruments—We use derivative financial instruments to manage interest rate and foreign currency exchange risk related to certain business activities. NewMarket’s objective in using derivatives is to add stability to interest expense and to minimize currency exposure from expected cash flows from foreign operations. We do not enter into derivative financial instruments for trading or speculative purposes. Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), as amended and interpreted, establishes accounting and reporting standards for derivative instruments and for hedging activities. As required by SFAS 133, NewMarket records all derivatives on the balance sheet at fair value.

The accounting for changes in fair value depends upon the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, may be designated as fair value hedges. At December 31, 2007, NewMarket had no derivatives designated as fair value hedges.

Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, may be designated as cash flow hedges. For derivatives designated as cash flow hedges, the effective portion of the changes in the fair value of the derivative is initially reported in accumulated other comprehensive loss and subsequently reclassified to earnings when the hedged transaction affects earnings. The ineffective portion of the changes in the fair value of the derivative is recognized directly in earnings.

For derivatives not designated as hedges, changes in fair value are recognized in earnings.

Earnings Per Share—Basic earnings per share reflect reported earnings divided by the weighted-average number of common shares outstanding. Diluted earnings per share include the effect of dilutive stock options outstanding during the year. See Note 2 of the Notes to Consolidated Financial Statements.

Stock-Based Compensation—On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), using the modified prospective application. SFAS 123R requires that the cost from share-based payment transactions be recognized in the financial statements and be determined using a fair-value-based measurement method. We use an option-pricing model similar to Black-Scholes to estimate the fair value of options. This standard primarily applies to all awards granted or modified after January 1, 2006, as well as to non-vested awards.

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

See Note 15 of the Notes to Consolidated Financial Statements for further information on our stock-based compensation plan. The effect on net income if we had applied the fair value method of accounting for the stock-based compensation plan for the year ended December 31, 2005 was additional expense of $23 thousand. There was no impact on earnings per share.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

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

Estimates and Risks Due to Concentration of Business—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

In addition, our financial results can be influenced by certain risk factors. Some of our significant concentrations of risk include the following:

•	Reliance on a small number of significant customers;

•	Customers concentrated in the fuel and lubricant industries;

•	Production of several of our products solely at one facility; and

•	Political, social, economic, and regulatory factors associated with various regions around the world.

2.    Earnings Per Share

Basic and diluted earnings per share from continuing operations are calculated as follows:

	Years Ended December 31
	2007	2006	2005
Basic earnings per share
Numerator:
Income from continuing operations	$78,550	$52,311	$27,632

Denominator:
Weighted-average number of shares of common stock outstanding	16,841	17,223	17,028

Basic earnings per share from continuing operations	$4.66	$3.04	$1.62

Diluted earnings per share
Numerator:
Income from continuing operations	$78,550	$52,311	$27,632

Denominator:
Weighted-average number of shares of common stock outstanding	16,841	17,223	17,028
Shares issuable upon exercise of stock options	116	184	292

Total shares	16,957	17,407	17,320

Diluted earnings per share from continuing operations	$4.63	$3.00	$1.60

Options are not included in the computation of diluted earnings per share when the option exercise price exceeds the average market price of the underlying common share, as the impact on earnings per share would be anti-dilutive. During 2006 and 2005, we had outstanding options to purchase 50,000 shares of common stock at an exercise price of $44.375 per share. At December 31, 2006, these options were no longer outstanding as the related stock appreciation rights were exercised in November 2006. Due to the anti-dilutive effect, during 2005

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

these options were not included in the computation of diluted earnings per share as the exercise prices exceeded the average market price of the underlying share of NewMarket common stock. These options were included in diluted earnings per share beginning in the second quarter 2006 when they were no longer anti-dilutive. During 2007, we had no anti-dilutive options that were excluded from the calculation of earnings per share.

3.    Discontinued Operations

On June 15, 2007, Ethyl and Innospec resolved all pending arbitration actions commenced in 2006 between the subsidiaries of Innospec and Ethyl arising out of the TEL marketing agreements and the North American TEL supply agreement between the companies and terminated the marketing agreements. Ethyl received $28 million in cash as compensation for the termination of the marketing agreements, as well as the return of approximately $12 million of a working capital advance. Upon receipt of this payment, all marketing agreements between the subsidiaries of Ethyl and Innospec were terminated effective April 1, 2007. Accordingly, both the gain on the termination, as well as the previous operations under the TEL marketing agreements, are reported as discontinued operations.

The gain on the termination of this business was $22.8 million ($14.6 million after tax) in 2007. The income from operations before tax of the discontinued business amounted to $3.5 million ($2.2 million after tax) for 2007, $8.2 million ($5.2 million after tax) for 2006, and $23.2 million ($14.7 million) for 2005. These results are presented net of tax in the Consolidated Statements of Income under discontinued operations for all periods presented.

Our 2007 Consolidated Balance Sheet does not include any significant assets or liabilities of the discontinued operation. The 2006 Consolidated Balance Sheet includes the assets and liabilities of the discontinued operation and has not been reclassified. At December 31, 2006, assets which were disposed of through this transaction included $8.2 million for the TEL prepayment for services, net of amortization, and $12.0 million for the TEL working capital advance to Innospec. Both of these are recorded in other assets and deferred charges on the Consolidated Balance Sheets.

The Consolidated Statements of Cash Flows summarizes the activity of discontinued and continuing operations together.

4.    Supplemental Cash Flow Information

	Years Ended December 31
	2007	2006	2005
Cash paid during the year for
Interest and financing expenses (net of capitalization)	$11,489	$15,406	$15,118
Income taxes	$41,132	$26,123	$10,392

5.    Cash and Cash Equivalents

	December 31
	2007	2006
Cash and time deposits	$50,973	$39,742
Short-term securities	20,899	20,558

	$71,872	$60,300

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

The maturity of time deposits is less than 90 days. Our short-term securities are part of a money market mutual fund which maintains an average dollar-weighted portfolio maturity of 90 days or less and invests primarily in government obligations, high-grade commercial paper, and other high-quality U.S. dollar denominated obligations. We state these securities at cost and record accrued income on these securities in other accounts receivables. Throughout the year, we have cash balances in excess of federally insured amounts on deposit with various financial institutions.

We also had restricted cash of $200 thousand at both December 31, 2007 and December 31, 2006. In addition, we had restricted funds of $1 million at both December 31, 2007 and December 31, 2006, which were recorded as a long-term asset in other assets. Of these total restricted cash and funds, $600 thousand at December 31, 2007 and $700 thousand at December 31, 2006 was cash received from Metropolitan Life Insurance Company (Metropolitan) during 2005 and 2003. The funds from Metropolitan are used to reduce the employee portion of retiree health benefit costs. The remaining $600 thousand of restricted cash and funds at December 31, 2007 and $500 thousand at December 31, 2006, represent funds related to the issuance of a European bank guarantee.

At both December 31, 2007 and December 31, 2006, we had a book overdraft for some of our disbursement cash accounts. A book overdraft represents disbursements that have not cleared the bank accounts at the end of the reporting period. We transfer cash on an as-needed basis to fund these items as the items clear the bank in subsequent periods.

6.    Trade and Other Accounts Receivable, Net

	December 31
	2007	2006
Trade receivables	$196,234	$176,004
Income tax receivables	4,388	10,551
Other	7,627	12,523
Allowance for doubtful accounts	(1,059)	(835)

	$207,190	$198,243

Bad debt expense was $149 thousand in 2007 and $44 thousand in 2006. We had no bad debt expense in 2005. The allowance for doubtful accounts amounted to $1 million at December 31, 2005. The change in the allowance for doubtful accounts between 2005 and 2006, as well as between 2006 and 2007 reflects allowances for disputed invoiced prices and quantities.

7.    Inventories

	December 31
	2007	2006
Finished goods and work-in-process	$158,286	$150,468
Raw materials	27,749	28,002
Stores, supplies, and other	7,659	7,111

	$193,694	$185,581

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

The reserve for obsolete and slow moving inventory amounted to $3 million at December 31, 2007 and $2 million at both December 31, 2006 and December 31, 2005. These amounts are included in the table above.

Our foreign inventories amounted to $113 million at year-end 2007 and $109 million at year-end 2006.

Our inventories which are stated on the LIFO basis amounted to $77 million at year-end 2007, which was below replacement cost by approximately $42 million. At year-end 2006, LIFO basis inventories were $71 million, about $37 million below replacement cost.

During 2006, TEL inventory quantities were reduced resulting in a liquidation of LIFO layers. The effect of this liquidation increased net income by $100 thousand. During 2005, the petroleum additives inventory quantities were reduced resulting in a liquidation of LIFO layers. The effect of this liquidation increased net income by $400 thousand.

8.    Property, Plant, and Equipment

	December 31
	2007	2006
Land	$32,729	$32,574
Land improvements	28,189	27,310
Buildings	90,790	90,266
Machinery and equipment	612,223	587,761
Capitalized interest	3,672	3,473
Construction in progress	22,031	9,971

	$789,634	$751,355

We depreciate the cost of property, plant, and equipment generally by the straight-line method and primarily over the following useful lives:

Land improvements	5-30 years
Buildings	10-40 years
Machinery and equipment	3-15 years

Interest capitalized was $800 thousand in 2007, $200 thousand in 2006, and $100 thousand in 2005. Of the total amount capitalized in 2007, $400 thousand related to the construction of the office building by Foundry Park I. Capitalized interest is amortized generally over the same lives as the asset to which it relates. Depreciation expense was $21 million in 2007, $20 million in 2006, and $22 million in 2005. Amortization of capitalized interest, which is included in depreciation expense, was $250 thousand in 2007, $300 thousand in 2006, and $1 million in 2005.

9.    Other Assets and Deferred Charges

	December 31
	2007	2006
Deferred financing costs, net of amortization	$5,489	$6,341
Foundry Park I deferred leasing costs	3,599	—
TEL working capital advance to Innospec	—	11,983
TEL prepayment for services, net of amortization	—	8,160
Other	13,676	12,354

	$22,764	$38,838

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

The accumulated amortization on the deferred financing fees relating to our 7.125% senior notes and senior credit facility was $4 million at December 31, 2007 and $3 million at December 31, 2006. See Note 12 of the Notes to Consolidated Financial Statements for further information on our long-term debt.

The TEL prepayment for services, net of amortization was included as part of the gain resulting from the termination of the marketing agreements with Innospec. The TEL working capital advance to Innospec was returned to Ethyl upon the termination of the marketing agreements. See Note 3 of the Notes to Consolidated Financial Statements for further information on discontinued operations. The accumulated amortization on the TEL prepayment for services was $56 million at December 31, 2006.

10.    Intangibles, Net of Amortization

	December 31
	2007		2006
	Identifiable Intangibles
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Formulas	$85,910	$48,956	$85,910	$44,430
Contracts	10,376	1,775	10,376	148

	$96,286	$50,731	$96,286	$44,578

Aggregate amortization expense		$6,153		$4,673

Contracts with a value of approximately $10 million were acquired during 2006. We paid approximately $3 million during 2007 and $4 million during 2006 for the acquisition of these intangibles and recorded the remaining amount payable under the contracts as a liability at both December 31, 2007 and December 31, 2006. The fair value of intangible assets is estimated based upon management’s assessment, as well as independent third-party appraisals, in some cases. All of the intangibles relate to the petroleum additives segment.

Estimated amortization expense for the next five years is expected to be:

• 2008	$6,152

• 2009	$6,152

• 2010	$6,152

• 2011	$6,079

• 2012	$4,972

We amortize the cost of intangible assets by the straight-line method, over their economic lives. We generally amortize contracts over five to ten years. We generally amortize formulas over 20 years.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

11.    Accrued Expenses

	December 31
	2007	2006
Employee benefits, payroll, and related taxes	$20,720	$19,143
Customer rebates	14,671	13,246
Environmental remediation	2,584	1,044
Environmental dismantling	1,813	980
Other	17,255	25,279

	$57,043	$59,692

Environmental remediation and environmental dismantling include asset retirement obligations.

12.    Long-Term Debt

	December 31
	2007	2006
Senior notes—7.125% due 2016	$150,000	$150,000
Foundry Park I construction loan	5,298	—
Senior notes—8.875% due 2010	—	250
Capital lease obligations	2,499	3,189

	157,797	153,439
Current maturities	(736)	(691)

	$157,061	$152,748

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

On December 12, 2006, we issued $150 million aggregate principal amount of our 7.125% senior notes due 2016. These notes were not registered under the Securities Act. The purchase of our 8.875% senior notes in the tender offer was financed with net proceeds from the issuance of the 7.125% senior notes, as well as cash on hand. During the second quarter 2007, we completed an offer to exchange up to $150 million of 7.125% senior notes due 2016 that had been registered under the Securities Act for a like principal amount of our then outstanding 7.125% senior notes that were issued in December 2006 and that were not registered under the Securities Act. All senior notes were exchanged.

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

We were in compliance with the covenants in the indenture governing the 7.125% senior notes as of December 31, 2007 and December 31, 2006, as well as those in the indenture governing the 8.875% senior notes as of December 31, 2006.

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

The credit agreement includes a $100 million revolving senior credit facility for working capital and other general corporate purposes for NewMarket and our subsidiaries, as well as a $50 million sub-facility for letters of credit. Borrowings bear interest, at our election, at either a base rate plus a margin (25 basis points as of December 31, 2007) or LIBOR plus a margin (125 basis points as of December 31, 2007). The revolving credit facility matures on December 21, 2011. There were no borrowings outstanding at December 31, 2007 or December 31, 2006 under the senior credit facility, nor did we borrow during 2007 or 2006 under the facility. At December 31, 2007, we had outstanding letters of credit of $4.3 million, resulting in the unused portion of the senior credit facility amounting to $95.7 million.

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

We were in compliance with these covenants at December 31, 2007 and December 31, 2006.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

Construction Loan Agreement—Foundry Park I and NewMarket Corporation entered into a construction loan agreement with a group of banks on August 7, 2007 to borrow up to $116 million to fund the development and construction of an office building. The construction loan bears interest at LIBOR plus a margin of 140 basis points. The term of the loan is for a period of 36 months and is unconditionally guaranteed by NewMarket Corporation. No principal reduction payment is due during the construction period. As a condition of the construction loan and concurrently with the closing of the loan, Foundry Park I also obtained interest rate risk protection in the form of an interest rate swap. The objective in obtaining the swap was to manage our exposure to interest rate movements and add stability to capitalized interest expense. The interest rate swap involves the receipt of variable-rate amounts based on LIBOR in exchange for fixed-rate payments over the life of the agreement without exchange of the underlying notional amount. The fixed-rate payments are at a rate of 4.975%. The notional amount of the swap was approximately $8 million at December 31, 2007 and accretes to approximately $94 million over the term of the swap. The accreting notional amount is necessary to maintain the swap notional at an amount that represents approximately 85% of the projected construction loan principal balance over the loan term. The maturity date of the swap is January 1, 2010.

SFAS 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments and for hedging activities. The swap is designated and qualifies as a cash flow hedge under SFAS 133. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded in accumulated other comprehensive loss and subsequently reclassified to earnings when the hedged transaction affects earnings. The ineffective portion of changes in the fair value of the derivative is recognized immediately in earnings. We assess the effectiveness of the swap quarterly by comparing the changes in the fair value of the derivative hedging instrument with the change in fair value of the designated hedged transaction.

The fair value of the swap was approximately $1.6 million at December 31, 2007 and was recorded in other noncurrent liabilities on the Consolidated Balance Sheets. The net unrealized loss of approximately $1.6 million ($1 million net of tax) is recorded as a component of accumulated other comprehensive loss in shareholders’ equity on the Consolidated Balance Sheets. Hedge ineffectiveness of approximately $20 thousand expense was recognized at December 31, 2007 and was recorded in other income, net on the Consolidated Statements of Income. Also recorded as a component of accumulated other comprehensive loss in shareholders’ equity on the Consolidated Balance Sheets was the net amount of swap receipts and payments made since the inception of the swap. This amounted to approximately $3 thousand, net of tax effects, at December 31, 2007. Any amounts remaining in accumulated other comprehensive loss related to the swap will be recognized in the Consolidated Statements of Income over the depreciable life of the office building beginning at the completion of the construction project, which is currently expected to be late 2009. No related amounts currently recognized in accumulated other comprehensive loss are expected to be reclassified into earnings over the next twelve months.

Bridge Loan Agreement—In April, 2007, Foundry Park I entered into a bridge loan agreement to borrow up to $7 million for cash requirements related to the construction of an office building. The bridge loan, which bore interest at LIBOR plus 140 basis points, was repaid on August 7, 2007 with the proceeds of the construction loan, as well as cash on hand. This debt facility no longer exists.

Other Borrowings—We record our capital lease obligations at the fair market value of the related asset at the inception of the lease. Capital lease obligations, including interest, will be approximately $900 thousand each year for the next three years and approximately $100 thousand in the fourth year. The future minimum lease payments in excess of the capital lease obligation are included in the noncancelable future lease payments discussed in Note 17 of the Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

Principal debt payments for the next five years are scheduled as follows:

• 2008	$0.7 million

• 2009	$6.1 million

• 2010	$0.8 million

• 2011	$0.2 million

• 2012	$0.0 million

• After 2012	$150.0 million

13.    Other Noncurrent Liabilities

	December 31
	2007	2006
Employee benefits	$77,267	$92,368
Environmental remediation	19,688	18,327
Asbestos litigation reserve	11,113	10,232
Environmental dismantling	911	2,041
Other	10,226	7,492

	$119,205	$130,460

Environmental remediation and environmental dismantling include our asset retirement obligations.

14.    Asset Retirement Obligations

Our asset retirement obligations are related primarily to TEL operations. The following table illustrates the 2007 and 2006 activity associated with our asset retirement obligations.

	Years Ended December 31
	2007	2006
Asset retirement obligation, beginning of year	$5,268	$10,386
Accretion expense	485	690
Liabilities settled	(1,916)	(5,269)
Changes in expected cash flows and timing	1,016	(654)
Foreign currency impact	195	115

Asset retirement obligation, end of year	$5,048	$5,268

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

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

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

The maximum aggregate number of shares of our common stock that may be issued under the Plan is 1,500,000. During 2007, 2,065 shares of our common stock were issued under the Plan resulting in 1,497,935 shares being available for grant at December 31, 2007. No participant may be granted or awarded in any calendar year options or SARs covering more than 200,000 shares of our common stock in the aggregate. For purposes of this limitation and the individual limitation on the grant of options, an option and corresponding SAR are treated as a single award.

The 2,065 shares of common stock issued during 2007 under the Plan were to five of our non-employee directors with an aggregate fair value of $100 thousand at the issue date of July 2, 2007. The fair value of the shares was based on the closing price of our common stock on the day prior to the date of issue. We recognized expense of $100 thousand related to the issuance of this common stock.

Some previously granted options became exercisable when the market price of our common stock reached specified levels or when our earnings met designated objectives. Other options became exercisable over a stated period of time. These previously granted outstanding options were awarded under Ethyl’s 1982 Stock Option Plan, which terminated in March 2004, and pursuant to which no further options may be granted.

At December 31, 2007, we had outstanding 118,500 options to purchase shares of our common stock at an exercise price of $4.35 per share. None of these options include an associated SAR. These options are fully vested and exercisable at December 31, 2007. All but 20,000 of the $4.35 options will expire on September 28, 2011. The remaining 20,000 options will expire on October 10, 2012.

A summary of activity during 2007 in NewMarket’s stock option plan is presented below in whole shares:

	Whole Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2007	132,500	$4.35
Exercised	(14,000)	4.35		$697

Outstanding at December 31, 2007	118,500	$4.35	3.92	$6,084

Exercisable at December 31, 2007	118,500	$4.35	3.92	$6,084

We have neither granted nor modified any stock option awards in 2007, 2006, or 2005. The total intrinsic value of options exercised was $700 thousand for 2007, $8 million for 2006, and $1 million for 2005.

We recorded compensation costs of approximately $1 million during 2006 related to our $44.375 stock options. All of the 50,000 options outstanding to purchase shares of our common stock at $44.375 became exercisable and fully vested on November 13, 2006. Upon vesting, the fair value of these options to purchase

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

50,000 shares of our common stock was $1 million. At December 31, 2006, these options were no longer outstanding as the related SARs were exercised in November 2006. We paid approximately $100 thousand during 2006 for the exercise of related SARs. We recognized a tax benefit on the $4.35 options of $1.5 million for 2006. At December 31, 2006, there was no unrecognized compensation cost.

Prior to January 1, 2006, we used the intrinsic value method to account for our stock option plan. Accordingly, we recognized no compensation cost in 2005. See “Stock-Based Compensation” of Note 1 of the Notes to Consolidated Financial Statements for pro forma net income and earnings per share as if we had applied the fair value method of accounting.

16.    Financial Instruments

Fair Value—We determine the fair value of our outstanding financial instruments as follows:

Cash and Cash Equivalents—The carrying value approximates fair value.

Restricted Cash and Restricted Funds—The carrying value approximates fair value.

Long-Term Debt—We estimate the fair value of our long-term debt based on current rates available to us for debt of the same remaining duration.

Foreign Currency Forward Contracts—We record foreign currency forward contracts at fair value in our consolidated balance sheets. The fair value is based on published forward rates.

Interest Rate Swap—We record the interest rate swap at fair value in our consolidated balance sheets. The fair value is calculated by using standard pricing models that incorporate the present value of anticipated future cash flows.

The estimated fair values of our financial instruments are:

	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$71,872	$71,872	$60,300	$60,300
Restricted cash	$190	$190	$240	$240
Restricted funds—noncurrent assets	$1,026	$1,026	$1,031	$1,031
Long-term debt, including current maturities	$(157,797)	$(157,158)	$(153,439)	$(153,439)
Interest rate swap	$(1,597)	$(1,597)	$—	$—
Foreign currency forward contracts liability	$(581)	$(581)	$(207)	$(207)

Derivatives

Foreign Currency Forward Contracts—As part of our strategy to minimize the fluctuation of accounts receivable denominated in foreign currencies, we sometimes use foreign currency forward contracts.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

During 2007, we entered into $16 million of Euro-denominated forward contracts to minimize currency exposure from expected cash flows from foreign operations. The contracts have maturity dates from June 2007 to May 2008. At December 31, 2007, the outstanding Euro-denominated foreign currency forward contracts amounted to $7 million. Any foreign currency rate change that affects the fair value of the forward contract is offset by a corresponding change in the value of the Euro-denominated transaction. We are not using hedge accounting under SFAS No. 133 for the 2007 forward contracts, and therefore immediately recognize any change in the fair value of the Euro-denominated forward contracts in earnings.

During 2006, NewMarket entered into $15 million of Euro-denominated forward contracts to minimize currency exposure from expected cash flows from foreign operations. Some of the contracts matured in 2006. The remaining contracts matured in 2007. At December 31, 2006, the outstanding Euro-denominated foreign currency forward contracts amounted to $6 million with related unrealized losses of $100 thousand, net of tax, in accumulated other comprehensive loss.

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

During 2007, we recognized an $800 thousand loss on the 2007 and 2006 contracts at the maturity dates, and during 2006, we recognized a $60 thousand loss on the 2006 contracts at the maturity dates. During 2005, we recognized a $1 million gain on the 2004 contracts as these contracts matured in 2005. A corresponding change in the U.S. Dollar value of the Euro-denominated transaction offset the losses in 2007 and 2006 and the gain in 2005. NewMarket includes foreign currency transaction gains and losses in cost of sales.

Interest Rate Swap—During 2007, Foundry Park I entered into an interest rate swap with a notional amount of 85% of the projected draws on the construction loan. The fixed rate on the interest rate swap is 4.975%, while the variable rate is based on LIBOR. See Note 12 in the Notes to Consolidated Financial Statements for further information.

17.    Contractual Commitments and Contingencies

Contractual Commitments—NewMarket has operating lease agreements primarily for office space, transportation equipment, and storage facilities. Rental expense was $18 million in each of 2007, 2006, and 2005.

Future lease payments for all noncancelable operating leases as of December 31, 2007 are:

• 2008	$10 million

• 2009	$9 million

• 2010	$6 million

• 2011	$4 million

• 2012	$2 million

• After 2012	$13 million

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

Future minimum lease payments in excess of the capital lease debt obligation as of December 31, 2007 amount to approximately $1 million for each year through 2010 and $100 thousand in 2011. We have contractual obligations for the construction of assets, as well as purchases of property and equipment of approximately $2 million at December 31, 2007.

Raw Material Purchase Obligations—We have raw material purchase obligations over the next seven years amounting to approximately $400 million at December 31, 2007 for agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. Raw material purchase obligations exclude agreements that are cancelable without penalty. Purchase orders made in the ordinary course of business are excluded from this amount. Any amounts for which we are liable under purchase orders are reflected in our Consolidated Balance Sheets as accounts payable and accrued liabilities.

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

During 2005, we entered into an agreement with Travelers Indemnity Company resolving certain long-standing issues regarding our coverage for certain premises asbestos claims. In addition, our agreement with Travelers provides a procedure for allocating defense and indemnity costs with respect to certain future premises asbestos claims. The lawsuit we had previously filed against Travelers in the Southern District of Texas was dismissed. We also settled our outstanding receivable from Albemarle Corporation for certain premises asbestos liability obligations.

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

Based on the above assumptions, we have provided an undiscounted liability related to premises asbestos claims of $13 million at year-end 2007 and $12 million at year-end 2006. The liabilities related to asbestos claims are included in accrued expenses (current portion) and other noncurrent liabilities on the balance sheet. Certain of these costs are recovered through our insurance coverage and agreement with Albemarle. The receivable for these recoveries related to premises asbestos liabilities was $9 million at both December 31, 2007 and December 31, 2006. These receivables are included in trade and other accounts receivable for the current portion. The noncurrent portion is included in other assets and deferred charges.

Environmental—During 2000, the EPA named us as a PRP under Superfund law for the clean-up of soil and groundwater contamination at the Sauget Area 2 Site in Sauget, Illinois. Without admitting any fact, responsibility, fault, or liability in connection with this site, we are participating with other PRPs in site investigations and feasibility studies.

The Sauget Area 2 Site PRPs submitted a Remedial Investigation and Feasibility Study (RI/FS) to the EPA in early 2004. We have accrued our estimated proportional share of the expenses for the RI/FS. We also accrued our best estimate of our proportional share of the remediation liability proposed in that submission. The EPA did not accept the RI/FS. Through a series of submissions and meetings, the scope of the RI/FS has changed so that it is now scheduled to be submitted to the EPA in 2008. The RI/FS work is ongoing and we believe it is not at a stage where any further conclusion can be drawn as to the remediation liability we may incur. We do not believe there is any additional information available as a basis for revision of the liability that we have established. The amount accrued for this site is not material.

At a former TEL plant site located in the state of Louisiana, we have substantially completed environmental remediation and will be monitoring the site for an extended period. The accrual for this site was $10 million at year-end 2007 and $9 million at year-end 2006. We based these amounts on the best estimate of future costs discounted at approximately 2% in both 2007 and 2006. We incorporated an inflation factor in determining the discount rate. The undiscounted liability was $11 million at year-end 2007 and $10 million at year-end 2006. The expected payments for each of the next five years amount to approximately $600 thousand. Expected payments thereafter amount to approximately $8 million.

At a plant site in Houston, Texas, we have an accrual of $8 million at December 31, 2007 and $7 million at December 31, 2006 for environmental remediation, dismantling, and decontamination. Included in this amount is $7 million at year-end 2007 and $5 million at year-end 2006 for remediation. A portion of this site is discounted at approximately 4% and includes an inflation factor. The undiscounted liability for this site was $9.5 million at year-end 2007 and $7 million at year-end 2006. The expected payments for each of the next five years amount to approximately $400 thousand for the portion of the site which is discounted. Expected payments thereafter for the portion of the site which is discounted amount to approximately $3 million.

The remaining environmental liabilities are not discounted.

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

At December 31, our total accruals for environmental remediation were $22 million for 2007 and $19 million for 2006. The increase in these amounts between 2007 and 2006 primarily reflects a reassessment of expected costs at two environmental sites. In addition to the accruals for environmental remediation, we also have accruals for dismantling and decommissioning costs of $3 million at both December 31, 2007 and December 31, 2006.

During 2004, we reached a $16 million environmental insurance settlement resulting in the collection of insurance reimbursements. The gain on this settlement amounted to $13 million and was reflected in the Consolidated Statements of Income under the caption special item income. We received $8 million during 2004. We received $4 million in both 2006 and 2005 in accordance with a previously agreed-upon payment schedule.

NewMarket spent $18 million in 2007, $16 million in 2006, and $13 million in 2005 for ongoing environmental operating and clean-up costs, excluding depreciation of previously capitalized expenditures. On capital expenditures for pollution prevention and safety projects, we spent $7 million in 2007, $6 million in 2006, and $5 million in 2005.

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

Information presented below has been conformed to the disclosure provisions of SFAS No. 158. In accordance with SFAS No. 158, the disclosures for 2006 and 2005 have not been modified from those reported last year.

NewMarket uses a December 31 measurement date for all of our plans.

U.S. Retirement Plans

NewMarket sponsors pension plans for most U.S. employees that offer a benefit based primarily on years of service and compensation. Employees do not contribute to these pension plans.

In addition, we offer an unfunded, nonqualified supplemental pension plan. This plan restores the pension benefits from our regular pension plans that would have been payable to designated participants if it were not for limitations imposed by U.S. federal income tax regulations.

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

The components of net periodic pension and postretirement benefit costs, as well as other amounts recognized in other comprehensive loss, are shown below.

	Years Ended December 31
	Pension Benefits			Postretirement Benefits
	2007	2006	2005	2007	2006	2005
Net periodic benefit cost
Service cost	$4,723	$4,946	$5,277	$1,314	$1,524	$1,453
Interest cost	6,450	6,177	5,998	3,800	3,891	3,817
Expected return on plan assets	(6,782)	(6,183)	(5,922)	(1,881)	(1,882)	(1,907)
Amortization of prior service cost (credit)	195	288	690	(21)	(21)	(21)
Amortization of net loss	2,223	2,324	2,011	—	—	—

Net periodic benefit cost	$6,809	$7,552	$8,054	$3,212	$3,512	$3,342

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss
Net loss (gain)	$339			$(9,797)
Prior service cost	990			—
Amortization of net loss	(2,223)			—
Amortization of prior service (cost) credit	(195)			21

Total recognized in other comprehensive loss	$(1,089)			$(9,776)

Total recognized in net periodic benefit cost and other comprehensive loss	$5,720			$(6,564)

The estimated net loss which will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2008 is expected to be $2 million for pension plans. The estimated net gain which will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2008 is expected to be $25 thousand for postretirement benefit plans. The estimated prior service cost which will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2008 is expected to be $300 thousand for pension plans and $11 thousand for postretirement benefit plans.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

Changes in the plans’ benefit obligations and assets follow. The plan amendments of $5 million in 2006 reflect the amendment to our domestic salaried pension plan. The amendment changes the factors for determining early retirement benefits so that the early retirement benefit payable at all ages is actuarially equivalent to the normal retirement benefit payable at age 65. Previously, the early retirement factors resulted in a more favorable retirement benefit at ages prior to 65. The amendment was effective August 1, 2006.

	Years Ended December 31
	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006
Change in benefit obligation
Benefit obligation at beginning of year	$110,460	$115,634	$70,942	$72,314
Service cost	4,723	4,946	1,314	1,524
Interest cost	6,450	6,177	3,800	3,891
Plan amendments	990	(5,072)	—	—
Actuarial net gain	(12)	(6,789)	(10,431)	(2,740)
Benefits paid	(4,575)	(4,436)	(3,665)	(4,047)

Benefit obligation at end of year	$118,036	$110,460	$61,960	$70,942

Change in plan assets
Fair value of plan assets at beginning of year	$76,602	$64,366	$28,090	$28,079
Actual return on plan assets	6,430	9,150	1,247	1,780
Employer contributions	10,336	7,522	1,986	2,278
Benefits paid	(4,575)	(4,436)	(3,665)	(4,047)

Fair value of plan assets at end of year	$88,793	$76,602	$27,658	$28,090

Funded status	$(29,243)	$(33,858)	$(34,302)	$(42,852)

Amounts recognized in the consolidated balance sheet
Noncurrent assets	$2,460	$—	$—	$—
Current liabilities	(2,448)	(2,512)	(2,325)	(2,341)
Noncurrent liabilities	(29,255)	(31,346)	(31,977)	(40,511)

	$(29,243)	$(33,858)	$(34,302)	$(42,852)

Amounts recognized in accumulated other comprehensive loss
Net actuarial loss (gain)	$35,269	$37,152	$(6,579)	$3,218
Prior service (cost) credit	(907)	(1,703)	64	43

	$34,362	$35,449	$(6,515)	$3,261

The accumulated benefit obligation for all domestic defined benefit pension plans was $96 million at December 31, 2007 and $93 million at December 31, 2006.

The fair market value of the plan assets of all of the domestic pension plans, except for the nonqualified plan, exceeded its accumulated benefit obligation at December 31, 2007. The accumulated benefit obligation of the nonqualified plan exceeded the fair market value of the plan assets at December 31, 2007. The projected benefit obligation of the salaried plan and the nonqualified plan exceeded the fair market value of assets at December 31, 2007. The fair market value of assets of all other domestic plans exceeded the projected benefit obligation at December 31, 2007.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

The fair market value of the plan assets of our largest domestic pension plan (the salaried plan) exceeded its accumulated benefit obligation at December 31, 2006. The projected benefit obligation of the salaried plan exceeded the fair market value of assets at December 31, 2006. The accumulated benefit obligation and projected benefit obligation exceeded the fair market value of plan assets for all of the domestic qualified plans, as well as the nonqualified plan at December 31, 2006.

The net liability position of plans in which the projected benefit obligation exceeds assets is included in other noncurrent liabilities on the balance sheet. A portion of the accrued benefit cost for the nonqualified plan is included in current liabilities at both December 31, 2007 and December 31, 2006. As the nonqualified plan is unfunded, the amount reflected in current liabilities represents the expected benefit payments related to the nonqualified plan for 2008. The net asset position of plans in which the assets exceed the projected benefit obligation is included in prepaid pension cost on the balance sheet.

The following table shows information on domestic pension plans with the accumulated benefit obligation in excess of plan assets. The second table presents information on domestic pension plans with the projected benefit obligation in excess of plan assets.

	2007	2006
Plans with the accumulated benefit obligation in excess of the fair market value of plan assets
Projected benefit obligation	$24,622	$49,929
Accumulated benefit obligation	24,197	48,736
Fair market value of plan assets	—	22,507

	2007	2006
Plans with the projected benefit obligation in excess of the fair market value of plan assets
Projected benefit obligation	$92,037	$110,460
Fair market value of plan assets	60,313	76,602

There are no assets held in the nonqualified plan by the trustee for the retired beneficiaries of the nonqualified plan. Payments to retired beneficiaries of the nonqualified plan are made with cash from operations.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

Assumptions—We used the following assumptions to calculate the results of our retirement plans:

	Pension Benefits			Postretirement Benefits
	2007	2006	2005	2007	2006	2005
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31
Discount rate	5.875%	5.50%	5.75%	5.875%	5.50%	5.75%
Expected long-term rate of return on plan assets	8.75%	8.75%	9.00%	7.00%	7.00%	7.00%
Rate of projected compensation increase	3.75%	3.75%	4.00%	—	—	—
Weighted-average assumptions used to determine benefit obligations at December 31
Discount rate	6.375%	5.875%	5.50%	6.375%	5.875%	5.50%
Rate of projected compensation increase	4.00%	3.75%	3.75%	—	—	—

We base the assumed expected long-term rate of return for plan assets on an analysis of our actual investments, including our asset allocation, as well as a stochastic analysis of expected returns. This analysis reflects the expected long-term rates of return for each significant asset class and economic indicator. As of January 1, 2008, the expected rates were 9.0% for U.S. large cap stocks, 6.5% for U.S. long-term corporate bonds, and 2.7% for inflation. The range of returns developed relies both on forecasts and on broad-market historical benchmarks for expected return, correlation, and volatility for each asset class. Our asset allocation is predominantly weighted toward equities. Through a review of our investments, we have determined that we should maintain the expected long-term rate of return for our U.S. plans at 8.75% at December 31, 2007. We expect to maintain an 8.75% rate for 2008.

We utilize the Citigroup Pension Discount Curve (discount curve) and Liability Index in developing the discount rate assumption. We apply the expected cash flows of the specific defined benefit retirement plan to the interest rates provided in the discount curve. The rate is developed based on the discount curve on the last day of December.

Assumed health care cost trend rates at December 31 are shown in the table below. The expected health care cost trend rate for 2007 was 10% which was the actual rate that was used to develop the postretirement medical expense.

	2007	2006
Health care cost trend rate assumed for next year	9.5%	8.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.5%
Year that the rate reaches the ultimate trend rate	2012	2012

A one-percentage point change in the assumed health care cost trend rate would have the following effects.

	1% Increase	1% Decrease
Effect on accumulated postretirement benefit obligation as of December 31, 2007	$6,495	$(5,245)
Effect on net periodic postretirement benefit cost in 2007	800	(619)

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

Plan Assets—Pension plan assets are held and distributed by trusts and consist principally of common stock and investment-grade fixed income securities. Our target allocation is 90% to 97% in equities and 3% to 10% in debt securities or cash. The pension plan weighted-average asset allocations at December 31, 2007 and December 31, 2006 by asset category follow.

	2007	2006
Asset Category
Equity securities	92%	94%
Debt securities	3%	2%
Cash	5%	4%

	100%	100%

The pension obligation is long-term in nature and the investment philosophy followed by the Pension Investment Committee is likewise long-term in its approach. The majority of the pension funds are invested in equity securities as historically, equity securities have outperformed debt securities and cash investments resulting in a higher investment return over the long-term. While in the short-term, equity securities may under-perform other investment classes, we are less concerned with short-term results and more concerned with long-term improvement. The pension funds are managed by three different investment companies who predominantly invest in U.S. large cap stocks. Each investment company’s performance is reviewed quarterly. A small portion of the funds is in investments, such as cash or short-term bonds, which historically has been less vulnerable to short-term market swings. This fund is used to provide the cash needed to meet our monthly obligations.

The equity securities do not include any NewMarket common stock for any year presented.

The assets of the postretirement benefit plan are invested completely in an insurance contract held by Metropolitan Life. No NewMarket common stock is included in these assets.

Cash Flows—For U.S. plans, NewMarket expects to contribute $6 million to the pension plans and $2 million to our other postretirement benefit plans in 2008. The expected benefit payments for the next ten years are as follows.

		Expected Postretirement Benefit Payments
	Expected Pension Benefit Payments	Before Expected Medicare Part D Benefit	Expected Medicare Part D Benefit
2008	$5,172	$4,924	$407
2009	5,562	4,934	417
2010	5,936	4,934	426
2011	6,250	4,855	425
2012	6,536	4,741	421
2013 through 2017	41,149	22,483	2,133

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

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

In addition to the foreign defined benefit pension plans, NewMarket also provides retirement benefits in Japan and Brazil which are not defined benefit plans. The total pension expense for these plans was $200 thousand for 2007, $100 thousand for 2006, and $200 thousand for 2005.

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

The components of net periodic pension and postretirement benefit costs, as well as other amounts recognized in other comprehensive loss, are shown below.

	Years Ended December 31
	Pension Benefits			Postretirement Benefits
	2007	2006	2005	2007	2006	2005
Net periodic benefit cost
Service cost	$2,919	$2,833	$2,081	$18	$17	$11
Interest cost	5,152	4,342	4,216	120	113	109
Expected return on plan assets	(5,339)	(3,958)	(3,311)	—	—	—
Amortization of prior service cost	80	131	316	—	—	—
Amortization of transition (asset) obligation	(37)	(35)	(47)	49	47	678
Amortization of net loss	1,541	1,512	1,508	65	73	45

Net periodic benefit cost	$4,316	$4,825	$4,763	$252	$250	$843

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss
Net gain	$(738)			$(185)
Prior service cost	151			—
Amortization of transition obligation	37			(49)
Amortization of net loss	(1,541)			(65)
Amortization of prior service cost	(80)			—

Total recognized in other comprehensive loss	$(2,171)			$(299)

Total recognized in net periodic benefit cost and other comprehensive loss	$2,145			$(47)

The estimated net loss which will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2008 is expected to be $1 million for foreign pension plans and $45 thousand for foreign postretirement benefit plans. The estimated prior service cost which will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2008 is expected to be $86 thousand for foreign pension plans. The estimated unrecognized transition asset which is expected to be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2008 is expected to be $40 thousand income for foreign pension plans. The estimated unrecognized transition obligation which is expected to be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2008 is expected to be $54 thousand expense for postretirement benefit plans.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

Changes in the benefit obligations and assets of the foreign defined benefit plans follow. The plan amendments of $4 million in 2006 primarily reflect a change to our United Kingdom pension plan which modified the amount of lump sum cash settlements allowed at retirement.

	Years Ended December 31
	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006
Change in benefit obligation
Benefit obligation at beginning of year	$101,476	$89,652	$2,273	$2,231
Service cost	2,919	2,833	18	17
Interest cost	5,152	4,342	120	113
Plan amendments	138	(3,763)	—	—
Employee contributions	510	469	—	—
Actuarial net (gain) loss	(1,131)	498	(169)	—
Benefits paid	(3,831)	(3,188)	(100)	(97)
Foreign currency translation	5,248	10,633	414	9

Benefit obligation at end of year	$110,481	$101,476	$2,556	$2,273

Change in plan assets
Fair value of plan assets at beginning of year	$84,997	$65,035	$—	$—
Actual return on plan assets	4,878	3,952	—	—
Employer contributions	8,511	10,387	100	98
Employee contributions	510	469	—	—
Benefits paid	(3,831)	(3,188)	(100)	(98)
Foreign currency translation	3,862	8,342	—	—

Fair value of plan assets at end of year	$98,927	$84,997	$—	$—

Funded Status	$(11,554)	$(16,479)	$(2,556)	$(2,273)

Amounts recognized in the consolidated balance sheet
Noncurrent assets	$156	$85	$—	$—
Current liabilities	(397)	(357)	(133)	(103)
Noncurrent liabilities	(11,313)	(16,207)	(2,423)	(2,170)

	$(11,554)	$(16,479)	$(2,556)	$(2,273)

Amounts recognized in accumulated other comprehensive loss
Net loss	$30,162	$32,441	$539	$789
Prior service cost	(2,030)	(2,100)	—	—
Transition (asset) obligation	(98)	(135)	487	536

	$28,034	$30,206	$1,026	$1,325

The accumulated benefit obligation for all foreign defined benefit pension plans was $93 million at December 31, 2007 and $85 million at December 31, 2006.

The fair market value of plan assets exceeded both the accumulated benefit obligation and projected benefit obligation for the Canadian Hourly plan at year-end 2007 and year-end 2006. For the Canadian Salary plan, the fair market value of plan assets exceeded both the accumulated benefit obligation and the projected benefit obligation at year-end 2007. The accumulated benefit obligation and projected benefit obligation exceeded the

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

fair market value of plan assets for the Canadian Salary plan for 2006. For the United Kingdom plan, the fair market value of plan assets exceeded the accumulated benefit obligation, but not the projected benefit obligation, at year-end 2007 and year-end 2006. The net asset position of the Canadian Hourly plan is included in prepaid pension cost on the balance sheet for both years. The net asset position of the Canadian Salary plan is included in prepaid pension cost on the balance sheet in 2007. The net liability position in 2006 of the Canadian Salary plan and in both years of the United Kingdom plan is included in noncurrent liabilities.

The accumulated benefit obligation and projected benefit obligation exceeded the fair market value of plan assets for the Belgium and German plans at December 31, 2007 and December 31, 2006. The German plan has no assets. The accrued benefit cost of these plans is included in other noncurrent liabilities on the balance sheet. As the German plan is unfunded, a portion of the accrued benefit cost for the German plan is included in current liabilities at year-end 2007 and year-end 2006 reflecting the expected benefit payments related to the plan for the following year.

The following table shows information on foreign plans with the accumulated benefit obligation in excess of plan assets. The second table shows information on plans with the projected benefit obligation in excess of plan assets.

	2007	2006
Plans with the accumulated benefit obligation in excess of the fair market value of plan assets
Projected benefit obligation	$21,219	$25,712
Accumulated benefit obligation	16,740	21,696
Fair market value of plan assets	9,604	13,774

	2007	2006
Plans with the projected benefit obligation in excess of the fair market value of plan assets
Projected benefit obligation	$99,047	$99,188
Fair market value of plan assets	87,337	82,625

Assumptions—The information in the table below provides the weighted-average assumptions used to calculate the results of our foreign defined benefit plans.

	Pension Benefits			Postretirement Benefits
	2007	2006	2005	2007	2006	2005
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31
Discount rate	4.94%	4.60%	5.25%	5.00%	6.00%	6.00%
Expected long-term rate of return on plan assets	5.88%	5.58%	6.19%	—	—	—
Rate of projected compensation increase	4.30%	4.30%	4.44%	—	—	—
Weighted-average assumptions used to determine benefit obligations at December 31
Discount rate	5.47%	4.94%	4.60%	5.00%	5.00%	6.00%
Rate of projected compensation increase	4.42%	4.30%	4.30%	—	—	—

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

Assumed health care cost trend rates at December 31 are shown in the table below.

	2007	2006
Health care cost trend rate assumed for next year	7.5%	7.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2013	2013

A one-percentage point change in the assumed health care cost trend rate would have the following effects.

	1% Increase	1% Decrease
Effect on accumulated postretirement benefit obligation as of December 31, 2007	$189	$(151)
Effect on net periodic postretirement benefit cost in 2007	$13	$(9)

Plan Assets—Pension plan assets vary by foreign location and plan. Assets are held and distributed by trusts and, depending upon the foreign location and plan, consist primarily of common stock, investment-grade fixed income securities, cash, and insurance contracts. The combined average target allocation of our foreign pension plans is 54% in equities, 36% in debt securities, and 10% in insurance contracts. The pension plan weighted-average asset allocations at December 31, 2007 and December 31, 2006 by asset category are as follow:

	2007	2006
Asset Category
Equity securities	55%	53%
Debt securities	34%	34%
Insurance contracts	10%	9%
Cash	1%	4%

	100%	100%

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

The equity securities do not include any NewMarket common stock for any year presented. The benefits of the Canadian postretirement benefit plan are paid through an insurance contract.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

Cash Flows—For foreign pension plans, NewMarket expects to contribute $8 million to the plans in 2008. We expect to contribute approximately $100 thousand to the Canadian postretirement benefit plan. The expected benefit payments for the next ten years are as follows:

	Expected Pension Benefit Payments	Expected Postretirement Benefit Payments
2008	$3,224	$131
2009	6,326	139
2010	3,438	146
2011	4,344	152
2012	4,700	158
2013 through 2017	28,065	865

Implementation of SFAS No. 158

The incremental effect of applying SFAS No. 158 on the domestic and foreign pension and postretirement benefit plans at December 31, 2006 is shown in the table below.

	Before Implementation of SFAS No. 158	Adjustments	After Implementation of SFAS No. 158
Deferred income taxes—current	$11,678	$599	$12,277
Prepaid pension cost	33,424	(33,339)	85
Deferred income taxes—long-term	8,411	21,677	30,088
Intangibles, net of amortization	53,355	(1,647)	51,708

Total assets	757,503	(12,710)	744,793

Accrued expenses	58,137	1,555	59,692
Other noncurrent liabilities	111,715	18,745	130,460

Accumulated other comprehensive loss	(14,155)	(33,010)	(47,165)

Total shareholders’ equity	334,412	(33,010)	301,402

Total liabilities and shareholders’ equity	757,503	(12,710)	744,793

19.	Special Item Income

Special item income of $15 million for 2006 included a $5.3 million gain related to a payment under an earn-out agreement for certain pharmaceutical intellectual property that we sold in 1994, as well as a $3.3 million gain associated with a legal settlement related to transportation charges. Special item income also included a $3.3 million gain on the sale of property, a $5.5 million gain resulting from a class action lawsuit related to raw materials, and a $2.5 million loss from a legal settlement.

Special item income for 2005 was $12 million and included gains of an aggregate of $8 million on the sales of corporate property, and a gain of $4 million associated with the insurance settlement related to premises asbestos liabilities, as previously described in Note 17 of the Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

20.	Other Income, Net

Other income, net was $3 million in 2007 resulting primarily from investment income. Other income, net was $7 million in 2006 and $900 thousand in 2005. The 2006 year included $4 million interest income on an income tax settlement, as well as $2 million in investment income. The 2005 year was comprised of a number of small items.

21.	Gains and Losses on Foreign Currency

Transactions conducted in a foreign currency resulted in a net loss of $9 thousand in 2007 and a net loss of $1 million in 2006, as well as a net gain of $2 million in 2005. These amounts are reported in cost of sales.

22.	Income Tax Expense

Our income from continuing operations before income taxes, as well as the provision for income taxes, follows:

	Years Ended December 31
	2007	2006	2005
Income from continuing operations before income taxes
Domestic	$48,217	$22,983	$1,199
Foreign	52,207	56,979	32,599

	$100,424	$79,962	$33,798

Income tax expense
Current income taxes
Federal	$12,180	$7,287	$11,499
State	2,599	1,953	242
Foreign	13,720	15,352	10,166

	28,499	24,592	21,907

Deferred income taxes
Federal	(7,979)	1,097	(15,765)
State	(198)	(114)	(1,508)
Foreign	1,552	2,076	1,532

	(6,625)	3,059	(15,741)

Total income tax expense	$21,874	$27,651	$6,166

Income tax expense for the year 2005 includes the settlement of certain tax years with the IRS, under which the timing of certain tax deductible items was agreed upon. The settlement of these items increased current tax expense with a like amount recorded as a deferred tax credit.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

The reconciliation of the U.S. federal statutory rate to the effective income tax rate follows:

	% of Income from Continuing Operations Before Income Taxes
	2007	2006	2005
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal tax	1.7	1.3	0.1
Foreign operations	(2.0)	2.7	(5.0)
Extraterritorial income exclusion	—	(2.0)	(6.3)
Permanent reinvestment of foreign income	(6.9)	—	—
Adjustment of tax accounts	(1.9)	—	—
Research tax credit	(1.3)	(1.9)	(3.8)
Domestic manufacturing tax benefit	(1.6)	(0.4)	(0.5)
Tax settlements	—	—	(1.9)
Other items and adjustments	(1.2)	(0.1)	0.6

Effective income tax rate	21.8%	34.6%	18.2%

Income taxes for 2007 benefited from the following special items totaling $9.5 million. During fourth quarter 2007, we concluded certain of our foreign subsidiaries would not be able to distribute dividends back to the U.S. parent for the foreseeable future. Accordingly, we designated the undistributed earnings of these subsidiaries as indefinitely reinvested. The deferred income tax liability of $7.0 million previously provided on these earnings was reversed and reduced deferred income tax expense by the same amount. During our detailed review, we determined our deferred tax liability accounts provided for the undistributed earnings of foreign subsidiaries were overstated by $1.9 million at year-end 2006. We recorded an additional deferred income tax benefit of $1.9 million during the fourth quarter 2007 for this overprovision. An overprovision of $1.2 million had also occurred during the first three quarters of 2007 which was reversed in the fourth quarter and had no impact on the results of operations for the year ended December 31, 2007. The impact of these adjustments did not have a material effect on our reported financial position and results of operations for the year ended December 31, 2007 or any prior periods presented. The remaining $600 thousand benefit related to changes in our liability for unrecognized tax benefits from uncertain tax positions.

For those foreign subsidiaries that we have not determined their undistributed earnings to be indefinitely reinvested and based on available foreign tax credits and current U.S. income tax rates, we believe that we have adequately provided for any additional U.S. taxes that would be incurred when one of these foreign subsidiaries returns its earnings in cash to Afton or Ethyl.

Certain foreign operations have a U.S. tax impact due to our election to include their earnings in our federal income tax return.

To comply with international trade rules, the American Jobs Creation Act of 2004 (the Act), signed into law on October 22, 2004, repealed the FSC Repeal and Extraterritorial Income Exclusion Act of 2000. The Act repealed the Extraterritorial Income Exclusion for transactions entered into after December 31, 2004 subject to a phase-out that allowed current beneficiaries to claim benefits in 2005 and 2006. In 2005, the benefit of excluding $6 million from taxable income was 80% of the amount calculated under prior law. In 2006, the benefit of excluding approximately $5 million from taxable income was 60% of the amount calculated under prior law. For 2007 and beyond, no benefit was allowed.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

Our deferred income tax assets and liabilities follow.

	December 31
	2007	2006
Deferred income tax assets
Future employee benefits	$35,116	$41,229
Intercompany profit in ending inventory	9,058	4,559
Environmental and future shutdown reserves	9,046	8,105
Trademark expenses	2,560	1,363
Litigation accruals	1,349	1,212
Foreign currency translation adjustments	395	(96)
Other	2,557	2,684

	60,081	59,056

Deferred income tax liabilities
Intangibles	7,571	7,285
Depreciation and amortization	6,492	54
Undistributed earnings of foreign subsidiaries	2,043	7,094
Inventory valuation and related reserves	1,557	(37)
Other	2,295	2,295

	19,958	16,691

Net deferred income tax assets	$40,123	$42,365

Reconciliation to financial statements
Deferred income tax assets—current	$18,727	$12,277
Deferred income tax assets—noncurrent	21,396	30,088

Net deferred income tax assets	$40,123	$42,365

We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. A reconciliation of the beginning and ending balances of the unrecognized tax benefits from uncertain positions is as follows:

Balance at January 1, 2007	$2,854
Additions based on tax positions related to the current year	200
Additions for tax positions of prior years	471
Reductions as a result of the withdrawal of positions previously taken	(942)

Balance at December 31, 2007	$2,583

All of this amount, if recognized, would impact our effective tax rate.

We recognize accrued interest and penalties associated with uncertain tax positions as part of income tax expense on our Consolidated Statements of Income. During the year ended December 31, 2007, we recognized approximately $200 thousand in interest and penalties. As of December 31, 2007, we had approximately $700 thousand of accrued interest.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

We expect the amount of unrecognized tax benefits to change in the next twelve months; however, we do not expect the change to be material to the effective tax rate or to have a material impact on our Consolidated Statements of Income.

Our U.S. subsidiaries join in the filing of a U.S. federal consolidated income tax return. The Internal Revenue Service (IRS) concluded its examination of our consolidated federal income tax returns for the years 2001 through 2003 and issued final Revenue Agents Reports (RAR) during 2006 for these years. The IRS commenced an examination of our U.S. income tax returns for 2005 and 2006 during 2007. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from three to five years. Years still open to examination by foreign tax authorities in major jurisdictions include, the United Kingdom (2003 and forward), Singapore (2001 and forward), Japan (2003 and forward), Belgium (2005 and forward), and Canada (2002 and forward). We are currently under examination in various U.S. state and foreign jurisdictions.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

23.	Accumulated Other Comprehensive Loss

The pre-tax, tax, and after-tax effects related to the adjustments in accumulated other comprehensive loss follow:

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Marketable Securities Adjustments	Pension Plans and Other Postretirement Benefits Adjustments	Accumulated Derivative Gain (Loss)	Accumulated Other Comprehensive Loss
December 31, 2004	$(4,980)	$146	$(16,091)	$(945)	$(21,870)

Adjustments	(11,506)	(203)	(3,750)	2,744
Reclassification adjustment for the gain included in net income resulting from the maturity of contracts	—	—	—	(1,230)
Tax benefit (expense)	4,269	76	1,528	(569)

Other comprehensive (loss) income	(7,237)	(127)	(2,222)	945	(8,641)

December 31, 2005	(12,217)	19	(18,313)	—	(30,511)

Adjustments	12,030	(31)	13,001	(263)
Reclassification adjustment for the loss included in net income resulting from the maturity of contracts	—	—	—	56
Tax (expense) benefit	(4,455)	12	(4,072)	78

Other comprehensive income (loss)	7,575	(19)	8,929	(129)	16,356

Initial adoption of Statement of Financial Accounting Standard No. 158, net of tax	—	—	(33,010)	—	(33,010)

December 31, 2006	(4,642)	—	(42,394)	(129)	(47,165)

Adjustments	9,910	—	—	(1,691)
Reclassification adjustment for the loss included in net income resulting from the maturity of contracts	—	—	—	324
Prior service cost arising during the period	—	—	(1,141)	—
Amortization of prior service cost included in net periodic pension cost	—	—	254	—

Net prior service cost	—	—	(887)	—

Net gain arising during the period	—	—	10,381	—
Amortization of net loss included in net periodic pension cost	—	—	3,829	—

Net gain	—	—	14,210	—

Amortization of transition obligation	—	—	12	—
Tax (expense) benefit	(4,093)	—	(5,494)	514

Other comprehensive income (loss)	5,817	—	7,841	(853)	12,805

December 31, 2007	$1,175	$—	$(34,553)	$(982)	$(34,360)

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

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

24.    Segment and Geographic Area Information

Segment Information—After the termination of the TEL marketing agreements, we determined the continuing operations of the TEL business (primarily sales of TEL in North America) no longer represented a significant segment. Accordingly, we report our business in one segment: petroleum additives, represented by Afton. The continuing operations of the TEL business are reflected in an “All other” category for segment reporting. Also included in the “All other” category is certain contract manufacturing that Ethyl provides to Afton and to third parties.

The accounting policies of the segment are the same as those described in Note 1 of the Notes to Consolidated Financial Statements. We evaluate the performance of the petroleum additives business based on operating profit. NewMarket Services departments and other expenses are billed to Afton and Ethyl based on the services provided under the holding company structure. Depreciation on segment property, plant, and equipment, as well as amortization of segment intangible assets are included in segment operating profit. No transfers occurred between the petroleum additives segment and the “All other” category during the periods presented. The table below reports net sales and operating profit by segment, as well as a reconciliation to income before income taxes for the last three years.

Prior periods have been reclassified to conform to the current presentation. These include reclassifying the continuing operations of the TEL business in the “All other” category and removing the discontinued operations.

	2007	2006	2005
Net sales
Petroleum additives	$1,359,637	$1,252,617	$1,066,921
All other	15,237	10,680	8,623

Consolidated net sales (a)	$1,374,874	$1,263,297	$1,075,544

Segment operating profit
Petroleum additives (b)	$129,394	$104,400	$60,020
All other (b)	(6,699)	(928)	(2,469)

Segment operating profit	122,695	103,472	57,551

Corporate, general, and administrative expense	(13,823)	(12,915)	(14,614)
Special items (c)	—	12,953	7,800
Loss on early extinguishment of debt (d)	—	(11,209)	—
Interest and financing expenses, net	(11,557)	(15,403)	(16,849)
Other income (expense), net	3,109	3,064	(90)

Income from continuing operations before income taxes	$100,424	$79,962	$33,798

(a)

Net sales to one customer of our petroleum additives segment exceeded 10% of total net sales in 2007. Net sales to two customers of our petroleum additives segment exceeded 10% of total net sales in 2006 and 2005. Sales to Shell amounted to $202 million (15% of total net sales) in 2007, $169 million (13% of total

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

net sales) in 2006, and $143 million (13% of total net sales) in 2005. Sales to BP amounted to $127 million (10% of net sales) in 2006 and $112 million (10% of total net sales) in 2005. These net sales represent a wide-range of products sold to these two customers in multiple regions of the world.

(b)	There are several special items included in operating profit for the petroleum additives segment, as well as the “All other” category. In 2006, the petroleum additives segment included a gain of $3 million from a legal settlement related to transportation charges, as well as a gain of $6 million resulting from a class action lawsuit related to raw materials and a loss of $5 million from other legal settlements. In the “All other” category, 2005 included a special item of $4 million for an insurance settlement gain related to our premises asbestos liabilities of our TEL business.
(c)	The special items for 2006 included a $5.3 million gain related to an earn-out agreement for certain pharmaceutical intellectual property that we sold in 1994, a $3.3 million gain on the sale of property, and a $4.4 million gain for interest on an income tax settlement. The special items for 2005 are gains on the sale of corporate property.
(d)	In December 2006, we purchased $149.75 million of the outstanding $150 million aggregate principal amount of our 8.875% senior notes due 2010 in a tender offer. As a result of the transaction, we recognized a loss of $11.2 million on the early extinguishment of debt. This loss included the write-off of unamortized deferred financing costs of $2.6 million and cash paid of $8.6 million related to the premium and other costs of the purchase of the senior notes. Subsequently, in December 2006, we issued $150 million aggregate principal amount of our 7.125% senior notes due 2016.

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

	2007	2006	2005
Segment Assets
Petroleum additives	$579,278	$547,293	$499,928
All other	10,229	12,010	11,322

	589,507	559,303	511,250
Cash and cash equivalents	71,872	60,300	56,413
Restricted cash	190	240	1,419
Other accounts receivable	3,430	9,743	5,487
Deferred income taxes	40,123	42,365	32,446
Prepaid expenses	3,368	5,319	3,119
Non-segment property, plant and equipment, net	37,064	28,600	27,873
Prepaid pension cost	2,616	85	18,316
Other assets and deferred charges	22,764	38,838	45,209

Total assets	$770,934	$744,793	$701,532

Additions to long-lived assets
Petroleum additives	$30,455	$34,399	$15,397
All other	—	—	—
Corporate (a)	6,201	2,138	2,433

Total additions to long-lived assets	$36,656	$36,537	$17,830

Depreciation and amortization
Petroleum additives	$25,711	$22,887	$25,553
All other	150	121	168
Corporate (b)	3,265	8,584	10,675

Total depreciation and amortization	$29,126	$31,592	$36,396

(a)	The 2007 amount included $5.6 million of Foundry Park I capital expenditures.
(b)	The amortization of the prepayment for services was $1 million in 2007, $5 million in 2006, and $7 million in 2005. These amounts are included in Discontinued Operations on the Consolidated Statements of Income.

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

	2007	2006	2005
Net sales
United States	$564,312	$516,655	$418,825
Foreign	810,562	746,642	656,719

Consolidated net sales	$1,374,874	$1,263,297	$1,075,544

Total assets
United States	$439,236	$430,999	$415,334
Foreign	331,698	313,794	286,198

Total assets	$770,934	$744,793	$701,532

Long-lived assets
United States	$202,841	$191,302	$182,809
Foreign	26,276	30,680	34,555

Total long-lived assets	$229,117	$221,982	$217,364

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

25.    Selected Quarterly Consolidated Financial Data (unaudited)

2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$309,796	$344,013	$356,946	$364,119
Gross profit	$69,429	$75,518	$79,069	$72,556
Income from continuing operations	$14,025	$17,439	$20,090	$26,996
Discontinued operations	$2,217	$13,487	$1,067	$—
Net income	$16,242	$30,926	$21,157	$26,996
Basic earnings per share
Income from continuing operations	$0.81	$1.01	$1.20	$1.69
Discontinued operations	$0.13	$0.78	$0.06	$—
Net income	$0.94	$1.79	$1.26	$1.69
Diluted earnings per share
Income from continuing operations	$0.80	$1.00	$1.19	$1.68
Discontinued operations	$0.13	$0.78	$0.06	$—
Net income	$0.93	$1.78	$1.25	$1.68
Shares used to compute basic earnings per share	17,294	17,296	16,772	16,001
Shares used to compute diluted earnings per share	17,412	17,411	16,887	16,117

2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$301,950	$330,066	$325,119	$306,162
Gross profit	$64,004	$69,701	$66,164	$64,217
Income from continuing operations	$12,920	$19,191	$16,858	$3,342
Discontinued operations	$852	$1,178	$2,063	$1,118
Net income	$13,772	$20,369	$18,921	$4,460
Basic earnings per share
Income from continuing operations	$0.75	$1.11	$0.98	$0.19
Discontinued operations	$0.05	$0.07	$0.12	$0.07
Net income	$0.80	$1.18	$1.10	$0.26
Diluted earnings per share
Income from continuing operations	$0.74	$1.10	$0.97	$0.19
Discontinued operations	$0.05	$0.07	$0.12	$0.07
Net income	$0.79	$1.17	$1.09	$0.26
Shares used to compute basic earnings per share	17,122	17,232	17,257	17,281
Shares used to compute diluted earnings per share	17,394	17,411	17,409	17,415

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

The following sets forth the Consolidating Statements of Income for the years ended December 31, 2007, December 31, 2006, and December 31, 2005, Consolidating Balance Sheets as of December 31, 2007 and December 31, 2006 and Condensed Consolidating Statements of Cash Flows for the years ended December 31, 2007, December 31, 2006, and December 31, 2005 for the Parent Company, the Guarantor Subsidiaries and Non-Guarantor Subsidiaries. The financial information is based on our understanding of the SEC’s interpretation and application of Rule 3-10 of the SEC Regulation S-X.

The financial information may not necessarily be indicative of results of operations or financial position had the Guarantor Subsidiaries or Non-Guarantor Subsidiaries operated as independent entities. The Parent Company accounts for investments in these subsidiaries using the equity method.

We made certain reclassifications in the prior periods consolidating financial statements to conform to the current presentation.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

NewMarket Corporation and Subsidiaries

Consolidating Statements of Income

Year Ended December 31, 2007

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$—	$746,326	$628,548	$—	$1,374,874
Cost of goods sold	77	517,489	560,736	—	1,078,302

Gross (loss) profit	(77)	228,837	67,812	—	296,572
Selling, general, and administrative expenses	5,078	86,697	19,340	—	111,115
Research, development, and testing expenses	—	61,287	15,547	—	76,834

Operating (loss) profit	(5,155)	80,853	32,925	—	108,623
Interest and financing expenses (income), net	11,792	(1,105)	870	—	11,557
Other income, net	1,807	645	906	—	3,358

(Loss) income from continuing operations before income taxes and equity income of subsidiaries	(15,140)	82,603	32,961	—	100,424
Income tax (benefit) expense	(5,928)	26,935	867	—	21,874
Equity income of subsidiaries	104,533	—	—	(104,533)	—

Income from continuing operations	95,321	55,668	32,094	(104,533)	78,550
Gain on settlement of discontinued business (net of tax)	—	10,082	4,472	—	14,554
Income from operations of discontinued business (net of tax)	—	2,111	106	—	2,217

Net income	$95,321	$67,861	$36,672	$(104,533)	$95,321

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

NewMarket Corporation and Subsidiaries

Consolidating Statements of Income

Year Ended December 31, 2006

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$—	$711,854	$551,443	$—	$1,263,297
Cost of goods sold	(77)	518,824	480,464	—	999,211

Gross profit	77	193,030	70,979	—	264,086
Selling, general, and administrative expenses	4,203	89,308	15,680	—	109,191
Research, development, and testing expenses	—	54,598	15,665	—	70,263
Special item income	5,274	9,551	—	—	14,825

Operating profit	1,148	58,675	39,634	—	99,457
Interest and financing expenses (income), net	15,406	(596)	593	—	15,403
Loss on early extinguishment of debt	11,209	—	—	—	11,209
Other income (expense), net	6,636	(267)	748	—	7,117

(Loss) income from continuing operations before income taxes and equity income of subsidiaries	(18,831)	59,004	39,789	—	79,962
Income tax (benefit) expense	(6,592)	19,947	14,296	—	27,651
Equity income of subsidiaries	69,761	—	—	(69,761)	—

Income from continuing operations	57,522	39,057	25,493	(69,761)	52,311
Income from operations of discontinued business (net of tax)	—	4,151	1,060	—	5,211

Net income	$57,522	$43,208	$26,553	$(69,761)	$57,522

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

NewMarket Corporation and Subsidiaries

Consolidating Statements of Income

Year Ended December 31, 2005

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$—	$589,587	$485,957	$—	$1,075,544
Cost of goods sold	1,469	462,838	410,979	—	875,286

Gross (loss) profit	(1,469)	126,749	74,978	—	200,258
Selling, general, and administrative expenses	6,343	49,427	41,040	—	96,810
Research, development, and testing expenses	—	50,713	14,681	—	65,394
Special item income	—	11,668	—	—	11,668

Operating (loss) profit	(7,812)	38,277	19,257	—	49,722
Interest and financing expenses (income), net	16,707	(1,006)	1,148	—	16,849
Other income, net	537	141	247	—	925

(Loss) income from continuing operations before income taxes and equity income of subsidiaries	(23,982)	39,424	18,356	—	33,798
Income tax (benefit) expense	(1,764)	3,998	3,932	—	6,166
Equity income of subsidiaries	64,599	—	—	(64,599)	—

Income from continuing operations	42,381	35,426	14,424	(64,599)	27,632
Income from operations of discontinued business (net of tax)	—	9,968	4,781	—	14,749

Net income	$42,381	$45,394	$19,205	$(64,599)	$42,381

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

NewMarket Corporation and Subsidiaries

Consolidating Balance Sheets

December 31, 2007

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$18,899	$13,673	$39,300	$—	$71,872
Restricted cash	190	—	—	—	190
Trade and other accounts receivable, net	3,380	89,350	114,460	—	207,190
Amounts due from affiliated companies	24,844	49,006	31,584	(105,434)	—
Inventories	—	100,399	93,295	—	193,694
Deferred income taxes	1,825	8,482	8,420	—	18,727
Prepaid expenses	384	1,748	1,236	—	3,368

Total current assets	49,522	262,658	288,295	(105,434)	495,041

Amounts due from affiliated companies	—	20,850	—	(20,850)	—
Property, plant and equipment, at cost	—	647,561	142,073	—	789,634
Less accumulated depreciation and amortization	—	490,055	116,017	—	606,072

Net property, plant, and equipment	—	157,506	26,056	—	183,562

Investment in consolidated subsidiaries	456,630	—	—	(456,630)	—
Prepaid pension cost	—	2,461	155	—	2,616
Deferred income taxes	25,440	(8,480)	4,436	—	21,396
Other assets and deferred charges	5,881	14,964	1,919	—	22,764
Intangibles, net of amortization	—	45,555	—	—	45,555

Total assets	$537,473	$495,514	$320,861	$(582,914)	$770,934

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$43	$68,689	$35,904	$—	$104,636
Accrued expenses	6,174	38,936	11,933	—	57,043
Dividends payable	3,154	—	—	—	3,154
Book overdraft	41	6,208	—	—	6,249
Amounts due to affiliated companies	6,908	24,598	73,928	(105,434)	—
Long-term debt, current portion	—	736	—	—	736
Income taxes payable	(9,513)	12,343	3,013	—	5,843

Total current liabilities	6,807	151,510	124,778	(105,434)	177,661

Long-term debt	150,000	7,061	—	—	157,061
Amounts due to affiliated companies	—	—	20,850	(20,850)	—
Other noncurrent liabilities	63,659	38,251	17,295	—	119,205

Total liabilities	220,466	196,822	162,923	(126,284)	453,927

Shareholders’ equity:
Common stock and paid in capital	5,235	251,709	75,185	(326,894)	5,235
Accumulated other comprehensive loss	(34,360)	(6,696)	(17,265)	23,961	(34,360)
Retained earnings	346,132	53,679	100,018	(153,697)	346,132

Total shareholders’ equity	317,007	298,692	157,938	(456,630)	317,007

Total liabilities and shareholders’ equity	$537,473	$495,514	$320,861	$(582,914)	$770,934

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

NewMarket Corporation and Subsidiaries

Consolidating Balance Sheets

December 31, 2006

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$19,688	$8,211	$32,401	$—	$60,300
Restricted cash	240	—	—	—	240
Trade and other accounts receivable, net	9,686	87,971	100,586	—	198,243
Amounts due from affiliated companies	—	164,649	36,038	(200,687)	—
Inventories	—	100,316	85,265	—	185,581
Deferred income taxes	1,825	5,490	4,962	—	12,277
Prepaid expenses	2,259	2,022	1,038	—	5,319

Total current assets	33,698	368,659	260,290	(200,687)	461,960

Amounts due from affiliated companies	—	17,744	—	(17,744)	—
Property, plant and equipment, at cost	—	614,592	136,763	—	751,355
Less accumulated depreciation and amortization	—	474,758	114,483	—	589,241

Net property, plant, and equipment	—	139,834	22,280	—	162,114

Investment in consolidated subsidiaries	538,984	—	—	(538,984)	—
Prepaid pension cost	—	—	85	—	85
Deferred income taxes	28,284	(552)	2,356	—	30,088
Other assets and deferred charges	6,886	10,126	21,826	—	38,838
Intangibles, net of amortization	—	51,708	—	—	51,708

Total assets	$607,852	$587,519	$306,837	$(757,415)	$744,793

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$197	$50,269	$31,157	$—	$81,623
Accrued expenses	5,996	36,896	16,800	—	59,692
Dividends payable	2,162	—	—	—	2,162
Book overdraft	8	2,541	—	—	2,549
Amounts due to affiliated companies	78,034	42,656	79,997	(200,687)	—
Long-term debt, current portion	—	691	—	—	691
Income taxes payable	853	4,719	7,894	—	13,466

Total current liabilities	87,250	137,772	135,848	(200,687)	160,183

Long-term debt	150,250	2,498	—	—	152,748
Amounts due to affiliated companies	—	2,346	15,398	(17,744)	—
Other noncurrent liabilities	68,950	39,856	21,654	—	130,460

Total liabilities	306,450	182,472	172,900	(218,431)	443,391

Shareholders’ equity:
Common stock and paid in capital	88,263	238,949	75,189	(314,138)	88,263
Accumulated other comprehensive loss	(47,165)	(8,780)	(22,624)	31,404	(47,165)
Retained earnings	260,304	174,878	81,372	(256,250)	260,304

Total shareholders’ equity	301,402	405,047	133,937	(538,984)	301,402

Total liabilities and shareholders’ equity	$607,852	$587,519	$306,837	$(757,415)	$744,793

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

NewMarket Corporation and Subsidiaries

Condensed Consolidating Statements of Cash Flows

Year Ended December 31, 2007

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash (used in) provided from operating activities	$(2,017)	$133,033	$(21,439)	$—	$109,577

Cash flows from investing activities
Capital expenditures	—	(25,448)	(5,624)	—	(31,072)
Foundry Park I capital expenditures	—	(5,584)	—	—	(5,584)
Foundry Park I deferred leasing costs	—	(3,599)	—	—	(3,599)
Proceeds from settlement and termination of TEL marketing agreements	—	—	28,000	—	28,000
Payment for acquisition of intangible asset	—	(2,900)	—	—	(2,900)
Payment for interest rate guarantee	—	(1,110)	—	—	(1,110)
(Decrease) increase in intercompany loans	(1,775)	(1,000)	2,362	413	—
Net (increase) decrease in investment in subsidiaries	(6,380)	6,380	—	—	—
Cash dividends from subsidiaries	99,515	—	—	(99,515)	—
Other, net	—	(566)	—	—	(566)

Cash provided from (used in) investing activities	91,360	(33,827)	24,738	(99,102)	(16,831)

Cash flows from financing activities
Draws on Foundry Park I bridge loan	—	6,571	—	—	6,571
Repayment of Foundry Park I bridge loan	—	(6,571)	—	—	(6,571)
Draws on Foundry Park I construction loan	—	5,298	—	—	5,298
Repayment of 8.875% senior notes	(250)	—	—	—	(250)
Repurchases of common stock	(83,189)	—	—	—	(83,189)
Dividends	(6,641)	(99,515)	—	99,515	(6,641)
Change in book overdraft, net	33	3,667	—	—	3,700
Debt issuance costs	(146)	—	—	—	(146)
Debt issuance costs—Foundry Park I	—	(1,696)	—	—	(1,696)
Proceeds from exercise of options	61	—	—	—	61
Payments on the capital lease	—	(690)	—	—	(690)
Repayment of intercompany note payable	—	(2,362)	—	2,362	—
Financing from affiliated companies	—	1,775	1,000	(2,775)	—

Cash (used in) provided from financing activities	(90,132)	(93,523)	1,000	99,102	(83,553)

Effect of foreign exchange on cash and cash equivalents	—	(221)	2,600	—	2,379

(Decrease) increase in cash and cash equivalents	(789)	5,462	6,899	—	11,572
Cash and cash equivalents at beginning of year	19,688	8,211	32,401	—	60,300

Cash and cash equivalents at end of year	$18,899	$13,673	$39,300	$—	$71,872

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

NewMarket Corporation and Subsidiaries

Condensed Consolidating Statements of Cash Flows

Year Ended December 31, 2006

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash (used in) provided from operating activities	$(17,349)	$35,752	$18,673	$—	$37,076

Cash flows from investing activities
Capital expenditures	—	(20,982)	(5,179)	—	(26,161)
Acquisition of intangible asset	—	(4,476)	—	—	(4,476)
Proceeds from pharmaceutical earn-out agreement	5,274	—	—	—	5,274
Proceeds from sale of certain assets	—	3,408	—	—	3,408
Increase in intercompany loans	(7,000)	—	—	7,000	—
Cash dividends from subsidiaries	21,420	—	—	(21,420)	—
Other, net	—	108	—	—	108

Cash provided from (used in) investing activities	19,694	(21,942)	(5,179)	(14,420)	(21,847)

Cash flows from financing activities
Issuance of 7.125% senior notes	150,000	—	—	—	150,000
Repayment of 8.875% senior notes	(149,750)	—	—	—	(149,750)
Dividends	(8,627)	(21,420)	—	21,420	(8,627)
Change in book overdraft, net	(2)	(1,671)	—	—	(1,673)
Debt issuance costs	(3,608)	—	—	—	(3,608)
Excess tax benefits from stock-based payment arrangements	1,501	—	—	—	1,501
Proceeds from exercise of options	856	—	—	—	856
Payments on the capital lease	—	(640)	—	—	(640)
Financing from affiliated companies	—	7,000	—	(7,000)	—

Cash used in financing activities	(9,630)	(16,731)	—	14,420	(11,941)

Effect of foreign exchange on cash and cash equivalents	—	2,372	(1,773)	—	599

(Decrease) increase in cash and cash equivalents	(7,285)	(549)	11,721	—	3,887
Cash and cash equivalents at beginning of year	26,973	8,760	20,680	—	56,413

Cash and cash equivalents at end of year	$19,688	$8,211	$32,401	$—	$60,300

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

NewMarket Corporation and Subsidiaries

Condensed Consolidating Statements of Cash Flows

Year Ended December 31, 2005

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash (used in) provided from operating activities	$(20,349)	$84,225	$119	$—	$63,995

Cash flows from investing activities
Capital expenditures	—	(13,210)	(4,620)	—	(17,830)
Proceeds from sale of certain assets	—	13,721	—	—	13,721
Increase in intercompany loans	(7,400)	(1,000)	—	8,400	—
Cash dividends from subsidiaries	84,240	—	—	(84,240)	—
Other, net	—	64	—	—	64

Cash provided from (used in) investing activities	76,840	(425)	(4,620)	(75,840)	(4,045)

Cash flows from financing activities
Net repayments under revolving credit agreement	(30,000)	—	—	—	(30,000)
Change in book overdraft, net	(7)	(786)	—	—	(793)
Proceeds from exercise of options	438	—	—	—	438
Payments on the capital lease	—	(609)	—	—	(609)
Repayment of intercompany note payable	—	—	(2,900)	2,900	—
Financing from affiliated companies	—	7,400	3,900	(11,300)	—
Dividends	—	(84,240)	—	84,240	—

Cash (used in) provided from financing activities	(29,569)	(78,235)	1,000	75,840	(30,964)

Effect of foreign exchange on cash and cash equivalents	—	(3,275)	1,924	—	(1,351)

Increase (decrease) in cash and cash equivalents	26,922	2,290	(1,577)	—	27,635
Cash and cash equivalents at beginning of year	51	6,470	22,257	—	28,778

Cash and cash equivalents at end of year	$26,973	$8,760	$20,680	$—	$56,413

27.    Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements.” The standard defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. The standard is effective for fiscal years beginning after November 15, 2007. In February 2007, the FASB issued FSP 157-1 and FSP 157-2. FSP 157-1 amends SFAS 157 to exclude FASB Statement No. 13, “Accounting for Leases” and other accounting pronouncements that address fair value measurements of leases from the provisions of SFAS 157. FSP 157-2 delays the effective date of SFAS 157 for most nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. Except for additional disclosure requirements, we do not expect the adoption of SFAS 157, or the related FSPs, to have a significant impact on our financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS 159 permits companies to choose to measure certain financial instruments and other items at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. The standard is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 159 to have a significant impact on our financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160, “Noncontrolling Interest in Consolidated Financial Statements—an amendment of ARB No. 51.” SFAS 160 changes reporting standards for noncontrolling interests in a subsidiary. The standard is effective for fiscal years beginning on or after December 15, 2008. We are evaluating any potential impact of the adoption of SFAS 160 on our financial statements.

Also in December 2007, the FASB issued Statement of Financial Accounting Standard No. 141 (Revised 2007), “Business Combinations.” In addition to clarifying required disclosures in a business combination, SFAS 141(R) established requirements of how the acquirer should recognize and measure identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquired entity. The statement also clarifies the recognition and measurement of goodwill acquired in a business combination and a gain from a bargain purchase. Additionally, costs incurred to effect the acquisition are to be recognized separately from the acquisition and expensed as incurred. The standard is effective for fiscal years beginning on or after December 15, 2008. We are evaluating any potential impact of the adoption of SFAS 141(R) on our financial statements.

28.    Subsequent Events

During January 2008 and under the share repurchase program that was authorized by the Board of Directors in October 2007, we purchased 124,855 shares of our common stock at an average price per share of $54.55.

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

We have formed a Financial Disclosure Committee, which is made up of the president of Afton, the president of Ethyl, the general counsel of NewMarket and the controller of NewMarket. The committee, as well as regional management, makes representations with regard to the financial statements that, to the best of their knowledge, the report does not contain any misstatement of a material fact or omit a material fact that is necessary to make the statements not misleading with respect to the periods covered by the report.

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

There has been no change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in “Internal Control—Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of December 31, 2007. The effectiveness of our internal control over financial reporting as of December 31, 2007, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our definitive Proxy Statement for our 2008 annual meeting of shareholders (Proxy Statement) under the headings entitled “Election of Directors,” “Committees of Our Board,” “Certain Relationships and Related Transactions,” and “Beneficial Ownership Reporting Compliance” and included in Part I of this Form 10-K under the heading entitled “Executive Officers of the Registrant.”

We have adopted a Code of Conduct that applies to our directors, officers, and employees (including our principal executive officer, principal financial officer, and principal accounting officer) and have posted the Code of Conduct on our internet website. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers from any provision of our Code of Conduct applicable to the principal executive officer, principal financial officer, and principal accounting officer by posting this information on our internet website. Our internet website address is www.newmarket.com.

Because our common stock is listed on the NYSE, our chief executive officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. Our chief executive officer made his annual certification to that effect to the NYSE as of May 18, 2007. In addition, we have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our principal executive officer and principal financial officer required under Sections 906 and 302 of the Sarbanes Oxley Act of 2002 to be filed with the SEC regarding the quality of our public disclosure.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement under the headings (including the narrative disclosures following a referenced table) entitled “Compensation Discussion and Analysis,” “The Bonus, Salary and Stock Option Committee Report,” “Summary Compensation Table,” “Additional Benefit Agreement,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Potential Payments upon Termination or Change in Control,” and “Compensation of Directors.”

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as noted below, the information required by this item is incorporated by reference to our Proxy Statement under the heading “Stock Ownership.”

The following table presents information as of December 31, 2007 with respect to equity compensation plans under which shares of our common stock are authorized for issuance.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (b)
Equity compensation plans approved by shareholders:
2004 Incentive Plan	—	$—	1,497,935
1982 Incentive Plan	118,500	4.35	—	(c)
Equity compensation plans not approved by shareholders (d):	—	—	—

Total	118,500	$4.35	1,497,935

(a)	There are no outstanding rights or warrants.
(b)	Amounts exclude any securities to be issued upon exercise of outstanding options.
(c)	The 1982 Incentive Plan was terminated on March 2, 2004. We cannot make any further grants or awards under this plan.
(d)	We do not have any equity compensation plans that have not been approved by shareholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement under the headings entitled “Board of Directors” and “Certain Relationships and Related Transactions.”

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)(1)	Management’s Report on the Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income for each of the three years in the periods ended December 31, 2007, 2006, and 2005

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Shareholders’ Equity for each of the three years in the periods ended December 31, 2007, 2006, and 2005

Consolidated Statements of Cash Flows for each of the three years in the periods ended December 31, 2007, 2006, and 2005

Notes to Consolidated Financial Statements

(A)(2)	Financial Statement Schedules—none required

(A)(3)	Exhibits

	2.1	Agreement and Plan of Merger, dated as of March 5, 2004, by and among Ethyl Corporation, NewMarket Corporation, and Ethyl Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to Form 10-K (File No. 1-32190) filed March 14, 2005)

	3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form 10-K (File No. 1-32190) filed March 14, 2005)

	3.2	NewMarket Corporation Bylaws Amended and Restated effective October 25, 2007 (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 1-32190) filed October 26, 2007)

	4.1	Indenture, dated as of December 12, 2006, among NewMarket Corporation, the guarantors listed on the signature pages thereto and Wells Fargo Bank, N.A., as trustee, (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 1-32190) filed December 13, 2006)

	4.2	First Supplemental Indenture, dated as of February 7, 2007 among NewMarket Corporation, NewMarket Development Corporation, Foundry Park I, LLC, Foundry Park II, LLC, Gamble’s Hill, LLC, Gamble’s Hill Tredegar, LLC, Gamble’s Hill Lab, LLC, Gamble’s Hill Landing, LLC and Gamble’s Hill Third Street, LLC, and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.8 to Form 10-K (File No. 1-32190) filed February 26, 2007)

	4.3	Form of 7.125% Senior Notes due 2016 (Included in Exhibit 4.7) (incorporated by reference to Exhibit 4.3 to Form 8-K (File No. 1-32190) filed December 13, 2006)

	4.4	Registration Rights Agreement, dated as of December 12, 2006, among NewMarket Corporation, the guarantors listed on the signature pages thereto and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 4.4 to Form 8-K (File No. 1-32190) filed December 13, 2006)

	4.5	Construction Loan Agreement, dated as of August 7, 2007, among the Foundry Park I, LLC, NewMarket Corporation, SunTrust Bank, as Administrative Agent and Joint-Lead Arranger, LaSalle Bank National Association, as Joint-Lead Arranger, and PNC Bank, National Association, as Documentation Agent (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32190) filed August 9, 2007)

	4.6	International Swap Dealers Association, Inc. Master Agreement dated August 8, 2007, between SunTrust Bank and Foundry Park I, LLC (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 1-32190) filed August 9, 2007)

4.7	Schedule to the 1992 ISDA Master Agreement dated August 8, 2007 (incorporated by reference to Exhibit 10.3 to Form 8-K (File No. 1-32190) filed August 9, 2007)

4.8	Letter Agreement dated August 7, 2007 between SunTrust and Foundry Park I, LLC (incorporated by reference to Exhibit 10.4 to Form 8-K (File No. 1-32190) filed August 9, 2007)

10.1	Second Amended and Restated Credit Agreement, dated as of December 21, 2006, among NewMarket Corporation, SunTrust Bank, as administrative agent, SunTrust Capital Markets, as lead arranger and book manager, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32190) filed December 28, 2006)

10.2	Deed of Lease Agreement, dated as of January 11, 2007, by and between Foundry Park I, LLC and MeadWestvaco Corporation (incorporated by reference to Exhibit 10.2 to Form 10-K (File No. 1-32190) filed February 26, 2007)

10.3	2004 Incentive Compensation and Stock Plan (incorporated by reference to Exhibit 10.4 to Form 10-K (File No. 1-32190) filed March 14, 2005)*

10.4	Excess Benefit Plan (incorporated by reference to Exhibit 10.4 to Ethyl Corporation’s Form 10-K (File No. 1-5112) filed on February 25, 1993)*

10.5	Trust Agreement between Ethyl Corporation and Merrill Lynch Trust Company of America (incorporated by reference to Exhibit 4.5 to Ethyl Corporation’s Registration Statement on Form S-8 (Registration No. 333-60889) filed on August 7, 1998)

10.6	NewMarket Corporation and Affiliates Bonus Plan (incorporated by reference to Exhibit 10.9 to Ethyl Corporation’s Form 10-K (File No. 1-5112) filed on March 14, 2003)*

10.7	Indemnification Agreement, dated as of July 1, 2004 by and among NewMarket Corporation, Ethyl Corporation and Afton Chemical Corporation (incorporated by reference to Exhibit 10.5 to Form 10-Q (File No. 1-32190) filed August 5, 2004)

10.8	Membership Units Purchase and Assignment Agreement, effective as of September 24, 2004, by and between Bruce C. Gottwald and Floyd D. Gottwald, Jr., NewMarket Services Corporation and Old Town LLC (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32190) filed September 24, 2004)

10.9	Services Agreement, dated as of July 1, 2004, by and between NewMarket Services Corporation and Afton Chemical Corporation (incorporated by reference to Exhibit 10.2 to Form 10-Q (File No. 1-32190) filed November 5, 2004)

10.10	Services Agreement, dated as of July 1, 2004, by and between NewMarket Services Corporation and Ethyl Corporation (incorporated by reference to Exhibit 10.3 to Form 10-Q (File No. 1-32190) filed November 5, 2004)

10.11	Services Agreement, dated as of July 1, 2004, by and between NewMarket Services Corporation and NewMarket Corporation (incorporated by reference to Exhibit 10.4 to Form 10-Q (File No. 1-32190) filed November 5, 2004)

10.12	Summary of Executive Compensation*

10.13	Summary of Directors’ Compensation (incorporated by reference to Exhibit 10.19 to Form 10-K (File No. 1-321990) filed February 26, 2007)*

10.14	NewMarket Corporation Additional Benefit Agreement, dated May 1, 2006, between NewMarket Corporation and C.S. Warren Huang (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32190) filed May 2, 2006)*

12	Computation of Ratios

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Thomas E. Gottwald

31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David A. Fiorenza

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Thomas E. Gottwald

32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David A. Fiorenza

*	Indicates management contracts, compensatory plans or arrangements of the company required to be filed as an exhibit

(B)	Exhibits—The response to this portion of Item 15 is submitted as a separate section of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWMARKET CORPORATION

By:	/s/ THOMAS E. GOTTWALD
(Thomas E. Gottwald, President and Chief Executive Officer)

Dated: February 22, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 22, 2008.

SIGNATURE	TITLE

/s/ BRUCE C. GOTTWALD (Bruce C. Gottwald)	Chairman of the Board, Chairman of the Executive Committee, and Director

/s/ THOMAS E. GOTTWALD (Thomas E. Gottwald)	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ D. A. FIORENZA (David A. Fiorenza)	Vice President and Treasurer (Principal Financial Officer)

/s/ WAYNE C. DRINKWATER (Wayne C. Drinkwater)	Controller (Principal Accounting Officer)

/s/ PHYLLIS L. COTHRAN (Phyllis L. Cothran)	Director

/s/ PATRICK D. HANLEY (Patrick D. Hanley)	Director

/s/ J. E. ROGERS (James E. Rogers)	Director

/s/ S. B. SCOTT (Sidney Buford Scott)	Director

/s/ C. B. WALKER (Charles B. Walker)	Director

EXHIBIT INDEX

Exhibit 10.12	Summary of Executive Compensation

Exhibit 12	Computation of Ratios

Exhibit 21	Subsidiaries of the Registrant

Exhibit 23	Consent of Independent Registered Public Accounting Firm

Exhibit 31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Thomas E. Gottwald

Exhibit 31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David A. Fiorenza

Exhibit 32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Thomas E. Gottwald

Exhibit 32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David A. Fiorenza