Form 10-Q
period 2008-03-31
NEWMARKET CORP
filed 2008-04-29
CIK 1282637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☒

Number of shares of common stock, without par value, outstanding as of March 31, 2008: 15,482,370.

NEWMARKET CORPORATION

I N D E X

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per-share amounts)

(Unaudited)

	Three Months Ended March 31
	2008	2007
Net sales	$382,350	$309,796
Cost of goods sold	300,747	240,367

Gross profit	81,603	69,429
Selling, general, and administrative expenses	28,773	26,755
Research, development, and testing expenses	20,229	18,811

Operating profit	32,601	23,863
Interest and financing expenses, net	3,015	2,962
Other income, net	379	390

Income from continuing operations before income taxes	29,965	21,291
Income tax expense	10,193	7,266

Income from continuing operations	19,772	14,025
Discontinued operations:
Income from operations of discontinued business (net of tax)	—	2,217

Net income	$19,772	$16,242

Basic earnings per share
Income from continuing operations	$1.28	$0.81
Discontinued operations	—	0.13

	$1.28	$0.94

Diluted earnings per share
Income from continuing operations	$1.27	$0.80
Discontinued operations	—	0.13

	$1.27	$0.93

Shares used to compute basic earnings per share	15,459	17,294

Shares used to compute diluted earnings per share	15,558	17,412

Cash dividends declared per common share	$0.20	$0.125

See accompanying notes to the consolidated financial statements.

NEWMARKET CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	March 31 2008	December 31 2007
ASSETS
Current assets:
Cash and cash equivalents	$48,030	$71,872
Restricted cash	190	190
Trade and other accounts receivable, less allowance for doubtful accounts ($1,059—2008; $1,059—2007)	236,107	207,190
Inventories:
Finished goods	167,189	158,286
Raw materials	31,495	27,749
Stores, supplies and other	7,598	7,659

	206,282	193,694
Deferred income taxes	14,871	18,727
Prepaid expenses	6,500	3,368

Total current assets	511,980	495,041

Property, plant and equipment, at cost	804,479	789,634
Less accumulated depreciation and amortization	609,143	606,072

Net property, plant and equipment	195,336	183,562

Prepaid pension cost	3,737	2,616
Deferred income taxes	23,937	21,396
Other assets and deferred charges	21,507	22,764
Intangibles, net of amortization	44,017	45,555

Total assets	$800,514	$770,934

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$118,608	$104,636
Accrued expenses	48,494	57,043
Dividends payable	2,802	3,154
Book overdraft	4,336	6,249
Long-term debt, current portion	747	736
Income taxes payable	8,689	5,843

Total current liabilities	183,676	177,661

Long-term debt	162,216	157,061
Other noncurrent liabilities	123,627	119,205

Commitments and contingencies (Note 9)

Shareholders' equity:
Common stock and paid-in capital (without par value) Issued—15,482,370 in 2008 and 15,566,225 in 2007	864	5,235
Accumulated other comprehensive loss	(31,101)	(34,360)
Retained earnings	361,232	346,132

	330,995	317,007

Total liabilities and shareholders' equity	$800,514	$770,934

See accompanying notes to the consolidated financial statements.

NEWMARKET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31
	2008	2007
Cash and cash equivalents at beginning of year	$71,872	$60,300

Cash flows from operating activities:
Net income	19,772	16,242
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and other amortization	6,749	7,577
Amortization of deferred financing costs	250	247
Noncash environmental remediation and dismantling	1,015	780
Noncash pension benefits expense	2,801	2,658
Noncash postretirement benefits expense	879	955
Deferred income tax benefit	(31)	(996)
Gain on legal settlement	(3,179)	—
Working capital changes	(39,141)	5,278
Excess tax benefits from stock-based payment arrangements	(686)	—
Cash pension benefits contributions	(2,597)	(3,961)
Cash postretirement benefits contributions	(513)	(578)
Proceeds from legal settlement	3,179	—
Long-term receivable—TEL marketing agreements	—	(242)
Other, net	2,258	228

Cash (used in) provided from operating activities	(9,244)	28,188

Cash flows from investing activities:
Capital expenditures	(5,496)	(10,256)
Foundry Park I capital expenditures	(4,666)	(686)
Proceeds from (payment for) interest rate lock agreement	1,050	(1,110)
Payment for acquisition of intangible asset	—	(2,150)
Other, net	—	6

Cash used in investing activities	(9,112)	(14,196)

Cash flows from financing activities:
Draws on Foundry Park I construction loan	5,347	—
Repayment of 8.875% senior notes	—	(250)
Repurchases of common stock	(6,811)	—
Dividends	(3,154)	(2,162)
Change in book overdraft, net	(1,913)	819
Payment for financed intangible asset	(250)	—
Debt issuance costs	—	(94)
Proceeds from exercise of stock options	178	27
Excess tax benefits from stock-based payment arrangements	686	—
Payments on the capital lease	(181)	(168)

Cash used in financing activities	(6,098)	(1,828)

Effect of foreign exchange on cash and cash equivalents	612	437

(Decrease) increase in cash and cash equivalents	(23,842)	12,601

Cash and cash equivalents at end of period	$48,030	$72,901

See accompanying notes to the consolidated financial statements.

NEWMARKET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Financial Statement Presentation

In the opinion of management, the accompanying consolidated financial statements of NewMarket Corporation and Subsidiaries contain all necessary adjustments for the fair presentation of, in all material respects, our consolidated financial position as of March 31, 2008, as well as our consolidated results of operations for the three months ended March 31, 2008 and March 31, 2007 and our consolidated cash flows for the three months ended March 31, 2008 and March 31, 2007. The financial statements are subject to normal year-end adjustments and do not include comprehensive footnotes. All adjustments are of a normal, recurring nature, unless otherwise disclosed. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the NewMarket Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (2007 Annual Report), as filed with the Securities and Exchange Commission (SEC). The results of operations for the three month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008. The December 31, 2007 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Unless the context otherwise requires, all references to “we,” “us,” “our,” the “Company” and “NewMarket” are to NewMarket Corporation and its consolidated subsidiaries.

At both March 31, 2008 and December 31, 2007, we had a book overdraft for some of our disbursement cash accounts. A book overdraft represents transactions that have not cleared the bank accounts at the end of the reporting period. We transfer cash on an as-needed basis to fund these items as they clear the bank in subsequent periods.

Cash dividends totaling 20 cents per share for the three months ended March 31, 2008 and 12.5 cents per share for the three months ended March 31, 2007 were declared and paid as shown in the table below.

Year	Date Declared	Date Paid	Amount
2008	February 28, 2008	April 1, 2008	20 cents
2007	February 22, 2007	April 2, 2007	12.5 cents

During the period of January 2, 2008 through January 7, 2008, we purchased 124,855 shares of common stock at an average price of $54.55, including transaction fees. The purchase of all shares was under the share repurchase program approved by our Board of Directors on October 25, 2007. The Board of Directors approved a share repurchase program that authorized management to repurchase up to $50 million of NewMarket Corporation’s outstanding common stock until December 31, 2009, as market conditions warrant and covenants under our existing agreements permit. We may conduct the share repurchases in the open market and in privately negotiated transactions. The repurchase program does not require NewMarket to acquire any specific number of shares and may be terminated or suspended at any time. Approximately $10 million remains available under this authorization.

During the three months ended March 31, 2008, we had noncash investing activity of $7.5 million related to capital expenditures incurred, but not paid, for the construction of the office building by Foundry Park I, LLC (Foundry Park I).

2.	Discontinued Operations

On June 15, 2007, Ethyl Corporation (Ethyl) and Innospec Inc. (Innospec) resolved all pending arbitration actions commenced in 2006 between the subsidiaries of Innospec and Ethyl arising out of the tetraethyl lead (TEL) marketing agreements and the North American TEL supply agreement between the companies and terminated the marketing agreements effective April 1, 2007. Accordingly, the previous operations under the TEL marketing agreements are reported as “Discontinued operations” in the Consolidated Statements of Income for all periods presented. The income from operations of the discontinued business amounted to $3.5 million before tax for the first quarter 2007.

Our December 31, 2007 Consolidated Balance Sheet does not include any assets or liabilities of the discontinued operation. The Consolidated Statements of Cash Flows summarizes the activity of discontinued and continuing operations together.

3.	Asset Retirement Obligations

The following table illustrates the activity associated with our asset retirement obligations for the three months ended March 31, 2008 and the year ended December 31, 2007.

	March 31 2008	December 31 2007
	(in thousands)
Asset retirement obligations, beginning of period	$5,048	$5,268
Accretion expense	85	485
Liabilities settled	(461)	(1,916)
Changes in expected cash flows and timing	(352)	1,016
Foreign currency impact	(16)	195

Asset retirement obligations, end of period	$4,304	$5,048

4.	Segment Information

The tables below show our consolidated segment net sales, operating profit (including a reconciliation of segment operating profit to income from continuing operations before income taxes), and depreciation and amortization.

Beginning with the first quarter 2008, we are reporting our real estate development activities in segment operating profit. Because of the current immateriality of the real estate development operating segment, its results are reported in the “All other” category. The real estate development operating segment primarily represents the activities of Foundry Park I, a wholly-owned subsidiary of NewMarket Development Corporation (NewMarket Development). In January 2007, Foundry Park I entered into a

Deed of Lease Agreement with MeadWestvaco Corporation (MeadWestvaco) under which it will lease an office building which we will construct on approximately three acres. We intend to build the office to the specifications of MeadWestvaco, as they will be the sole tenant of the facility. The construction phase of this effort will last until late 2009, at which time MeadWestvaco will occupy the building and use it as their corporate headquarters. For 2008 and most of 2009, we will be capitalizing the costs of the project and the financing expenses.

Also included in the “All other” category is the continuing operations of the TEL business (primarily sales of TEL in North America), as well as certain contract manufacturing Ethyl provides to Afton Chemical Corporation (Afton) and to third parties.

Segment Net Sales

(in millions)

	Three Months Ended March 31
	2008	2007
Petroleum additives	$380.6	$306.9
All other	1.7	2.9

Consolidated net sales	$382.3	$309.8

Segment Operating Profit

(in millions)

	Three Months Ended March 31
	2008	2007
Petroleum additives (a)	$37.7	$29.0
All other	(1.4)	(1.2)

Segment operating profit	36.3	27.8
Corporate, general, and administrative expense	(3.9)	(3.9)
Interest and financing expenses, net	(3.0)	(3.0)
Other income, net	0.6	0.4

Income from continuing operations before income taxes	$30.0	$21.3

(a) Petroleum additives segment operating profit in 2008 includes a gain of $3.2 million from a legal settlement related to raw materials.

Segment Depreciation and Amortization

(in millions)

	Three Months Ended March 31
	2008	2007
Petroleum additives	$6.4	$6.3
All other	—	0.1
Corporate (a)	0.6	1.5

Total depreciation and amortization	$7.0	$7.9

(a) The amortization of the prepayment for services was $1 million in 2007 and was included in Discontinued Operations on the Consolidated Statements of Income.

5.	Pension and Postretirement Benefit Plans

During the three months ended March 31, 2008, we made contributions of approximately $0.6 million for domestic pension plans and approximately $0.5 million for domestic postretirement benefit plans. We expect to make total contributions in 2008 of approximately $7 million for our domestic pension plans and approximately $2 million for our domestic postretirement benefit plans.

We made contributions of approximately $2.0 million for our foreign pension plans and approximately $40 thousand for a foreign postretirement benefit plan during the three months ended March 31, 2008. During 2008, we expect to make total contributions of approximately $8 million for our foreign pension plans and approximately $200 thousand for our foreign postretirement benefit plan.

The tables below present information on periodic benefit cost for our pension and postretirement benefit plans.

	Domestic
	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31
	2008	2007	2008	2007
	(in thousands)
Service cost	$1,283	$1,183	$284	$361
Interest cost	1,842	1,586	951	1,012
Expected return on plan assets	(1,954)	(1,701)	(416)	(471)
Amortization of prior service cost (credit)	73	8	3	(5)
Amortization of net loss (gain)	428	542	(6)	—

	$1,672	$1,618	$816	$897

	Foreign
	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31
	2008	2007	2008	2007
	(in thousands)
Service cost	$753	$701	$5	$4
Interest cost	1,497	1,251	34	28
Expected return on plan assets	(1,489)	(1,296)	—	—
Amortization of prior service cost	21	19	—	—
Amortization of transition (asset) obligation	(10)	(8)	13	11
Amortization of net loss	357	373	11	15

	$1,129	$1,040	$63	$58

6.	Earnings Per Share

Basic and diluted earnings per share from continuing operations are calculated as shown in the table below. Options are not included in the computation of diluted earnings per share when the option exercise price exceeds the average market price of the underlying common share, as the impact on earnings per share would be anti-dilutive. We had no anti-dilutive options that were excluded from the calculation of earnings per share for the three months ended March 31, 2008 or the three months ended March 31, 2007.

	Three Months Ended March 31
	2008	2007
	(in thousands, except per-share amounts)
Basic earnings per share
Numerator:
Income from continuing operations	$19,772	$14,025

Denominator:
Weighted-average number of shares of common stock outstanding	15,459	17,294

Basic earnings per share from continuing operations	$1.28	$.81

Diluted earnings per share
Numerator:
Income from continuing operations	$19,772	$14,025

Denominator:
Weighted-average number of shares of common stock outstanding	15,459	17,294
Shares issuable upon exercise of stock options	99	118

Total shares	15,558	17,412

Diluted earnings per share from continuing operations	$1.27	$.80

7.	Intangibles, net of amortization

The following table provides certain information related to our intangible assets. All of the intangibles relate to the petroleum additives segment.

	Identifiable Intangibles
	March 31 2008		December 31 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Amortizing intangible assets
Formulas	$85,910	$50,087	$85,910	$48,956
Contracts	10,376	2,182	10,376	1,775

	$96,286	$52,269	$96,286	$50,731

Amortization expense amounted to $1.5 million for both the first quarter 2008 and first quarter 2007.

Estimated annual amortization expense related to our intangible assets for the next five years is expected to be:

• 2008	$6,152 thousand
• 2009	$6,152 thousand
• 2010	$6,152 thousand
• 2011	$6,079 thousand
• 2012	$4,972 thousand

We amortize the cost of intangible assets by the straight-line method over their economic lives. We generally amortize contracts over five to ten years. We generally amortize formulas over 20 years.

8.	Long-term Debt

Long-term debt consisted of the following:

	March 31 2008	December 31 2007
	(in thousands)
Senior notes - 7.125% due 2016	$150,000	$150,000
Foundry Park I construction loan	10,645	5,298
Capital lease obligations	2,318	2,499

	162,963	157,797
Current maturities of long-term debt	(747)	(736)

	$162,216	$157,061

Foundry Park I and NewMarket Corporation entered into a construction loan agreement with a group of banks on August 7, 2007 to borrow up to $116 million to fund the development and construction of an office building. The construction loan bears interest at LIBOR plus a margin of 140 basis points. The term of the loan is for a period of 36 months and is unconditionally guaranteed by NewMarket Corporation. No principal reduction payment is due during the construction period. As a condition of the construction loan and concurrently with the closing of the loan, Foundry Park I also obtained interest rate risk protection in the form of an interest rate swap (swap). The objective in obtaining the swap was to manage our exposure to interest rate movements and add stability to capitalized interest expense. The interest rate swap involves the receipt of variable-rate amounts based on LIBOR in exchange for fixed-rate payments over the life of the agreement without exchange of the underlying notional amount. The fixed-rate payments are at a rate of 4.975%. The notional amount of the swap was approximately $15.9 million at March 31, 2008 and $8.2 million at December 31, 2007 and accretes to approximately $94 million over the term of the swap. The accreting notional amount is necessary to maintain the swap notional at an amount that represents approximately 85% of the projected construction loan principal balance over the loan term. The maturity date of the swap is January 1, 2010.

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

The fair value of the swap was approximately $2.7 million at March 31, 2008 and $1.6 million at December 31, 2007 and was recorded in other noncurrent liabilities on the Consolidated Balance Sheets. The net unrealized loss of approximately $2.5 million ($1.6 million, net of tax) at March 31, 2008 and $1.6 million ($1.0 million, net of tax) at December 31, 2007 is recorded as a component of accumulated other comprehensive loss in shareholders’ equity on the Consolidated Balance Sheets. Hedge ineffectiveness of approximately $200 thousand expense at March 31, 2008 and $20 thousand expense at December 31, 2007 was recognized and recorded in other income, net on the Consolidated Statements of Income. Also recorded as a component of accumulated other comprehensive loss in shareholders’ equity on the Consolidated Balance Sheets was the net amount of swap receipts and payments made since the inception of the swap. This amounted to approximately $25 thousand, net of tax effects, at March 31, 2008 and $3 thousand, net of tax effects, at December 31, 2007. Any amounts remaining in accumulated other comprehensive loss related to the swap will be recognized in the Consolidated Statements of Income over the depreciable life of the office building beginning at the completion of the construction project, which is currently expected to be late 2009. No related amounts currently recognized in accumulated other comprehensive loss are expected to be reclassified into earnings over the next twelve months.

9.	Contractual Commitments and Contingencies

There have been no significant changes in our contractual commitments from those reported in our 2007 Annual Report in Note 17 of the Notes to Consolidated Financial Statements.

Litigation

We are involved in legal proceedings that are incidental to our business and include administrative or judicial actions seeking remediation under environmental laws, such as Superfund. Some of these legal proceedings relate to environmental matters and involve governmental authorities. For further information, see “Environmental” below.

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

At a former TEL plant site located in the state of Louisiana, we have substantially completed environmental remediation and will be monitoring the site for an extended period. The accrual for this site was approximately $10 million at both March 31, 2008 and December 31, 2007. We based these amounts on the best estimate of future costs discounted at approximately 1% to 2% in 2008 and 2% in 2007. We incorporated an inflation factor in determining the discount rate. The undiscounted liability was $10 million at March 31, 2008 and $11 million at December 31, 2007. The expected payments for each of the next five years amount to approximately $600 thousand. Expected payments thereafter amount to $8 million.

For a plant site in Houston, Texas, we have an accrual of $8 million at both March 31, 2008 and December 31, 2007 for environmental remediation, dismantling, and decontamination. Included in this amount is $7 million at both March 31, 2008 and December 31, 2007 for remediation. A portion of the liability for this site is discounted at approximately 3% at March 31, 2008 and 4% at December 31, 2007 and includes an inflation factor. The undiscounted liability for this site was $9.3 million at March 31, 2008 and $9.5 million at December 31, 2007. The expected payments for each of the next five years amount to approximately $400 thousand for the portion of the site which is discounted. Expected payments thereafter amount to approximately $3 million.

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

Our total accruals for environmental remediation were approximately $23 million at March 31, 2008 and $22 million at December 31, 2007. In addition to the accruals for environmental remediation, we also have accruals for dismantling and decommissioning costs of $2 million at March 31, 2008 and $3 million at December 31, 2007.

10.	Comprehensive Income and Accumulated Other Comprehensive Loss

The components of comprehensive income consist of the following:

	Three Months Ended March 31
	2008	2007
	(in thousands)
Net income	$19,772	$16,242
Other comprehensive income, net of tax
Pension plans and other postretirement benefits adjustments	591	548
Unrealized (loss) gain on derivative instruments	(596)	57
Foreign currency translation adjustments	3,264	1,330

Other comprehensive income	3,259	1,935

Comprehensive income	$23,031	$18,177

The components of accumulated other comprehensive loss consist of the following:

	March 31 2008	December 31 2007
	(in thousands)
Pension plans and other postretirement benefit adjustments	$(33,962)	$(34,553)
Accumulated loss on derivative instruments	(1,578)	(982)
Foreign currency translation adjustments	4,439	1,175

Accumulated other comprehensive loss	$(31,101)	$(34,360)

11.	Fair Value Measurements

Effective January 1, 2008, we adopted Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (SFAS 157), as it applies to our financial instruments, and Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 157 defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. SFAS 159 permits companies to irrevocably choose to measure certain financial instruments and other items at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities.

Under SFAS 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market. SFAS 157 establishes a hierarchy in determining the fair value of an asset or liability. The fair value hierarchy has three levels of inputs, both observable and unobservable. SFAS 157 requires the utilization of the lowest possible level of input to determine fair value. Level 1 inputs include quoted market prices in an active market for identical assets or liabilities. Level 2 inputs are market data, other than Level 1, that are observable either directly or indirectly. Level 2 inputs include quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data. Level 3 inputs are unobservable and corroborated by little or no market data.

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our Consolidated Balance Sheets, we have elected not to record any other assets or liabilities at fair value, as permitted by SFAS 159. No events occurred during the first quarter 2008 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

	Carrying Amount in Consolidated Balance Sheets March 31 2008	Fair Value March 31 2008	Fair Value Measurements Using
			Level 1	Level 2	Level 3
Money market funds	$5,100	$5,100	$5,100	$—	$—
Interest rate swap liability	$2,748	$2,748	$—	$2,748	$—
Foreign currency forward contracts liability	$462	$462	$—	$462	$—

We determine the fair value of the derivative instruments shown in the table above by using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each instrument. The analysis reflects the contractual terms of the derivatives, including the period to maturity and uses observable market-based inputs.

The fair value of the interest rate swap is determined using the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments. The variable cash payments are based on an expectation of future interest rates derived from observable market interest rate curves. The fair value of the foreign currency forward contracts is based on published forward rates. In determining the fair value measurements, we incorporate credit valuation adjustments to appropriately reflect both our nonperformance risk and the counterparties’ nonperformance risk.

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustment associated with the derivatives utilizes Level 3 inputs. These Level 3 inputs include estimates of current credit spreads to evaluate the likelihood of default by both us and the counterparties to the derivatives. As of March 31, 2008, we have assessed the significance of the impact of the credit valuation adjustment on the overall valuation of our derivatives and have determined that the credit valuation adjustment is not significant to the overall valuation of the derivatives. Accordingly, we have determined that our derivative valuations should be classified in Level 2 of the fair value hierarchy.

12.	Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements.” The standard defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. The standard was effective for fiscal years beginning after November 15, 2007. In February 2007, the FASB issued FSP 157-1 and FSP 157-2. FSP 157-1 amends SFAS 157 to exclude FASB Statement No. 13, “Accounting for Leases” and other accounting pronouncements that address fair value measurements of leases from the provisions of SFAS 157. FSP 157-2 delays the effective date of SFAS 157 for most nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. Except for additional disclosure requirements, we do not expect the adoption of SFAS 157, or the related FSPs, to have a significant impact on our financial statements.

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

In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” SFAS 161 requires enhanced disclosures surrounding the use and financial reporting of derivative instruments and hedging activities. The standard is effective for fiscal years and interim periods beginning after November 15, 2008. We are evaluating any potential impact of the adoption of SFAS 161 on our financial statements.

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

The following sets forth the Consolidating Statements of Income for the three months ended March 31, 2008 and March 31, 2007, Consolidating Balance Sheets as of March 31, 2008 and December 31, 2007, and Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2008 and March 31, 2007 for the Parent Company, the Guarantor Subsidiaries, and Non-Guarantor Subsidiaries. The financial information is based on our understanding of the SEC’s interpretation and application of Rule 3-10 of the SEC Regulation S-X.

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

NewMarket Corporation and Subsidiaries

Consolidating Statements of Income

Three Months Ended March 31, 2008

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$—	$201,072	$181,278	$—	$382,350
Cost of goods sold	—	135,144	165,603	—	300,747

Gross profit	—	65,928	15,675	—	81,603

Selling, general, and administrative expenses	1,279	23,156	4,338	—	28,773
Research, development, and testing expenses	—	15,274	4,955	—	20,229

Operating (loss) profit	(1,279)	27,498	6,382	—	32,601

Interest and financing expenses (income), net	3,067	(250)	198	—	3,015
Other income (expense), net	312	(183)	250	—	379

(Loss) income from continuing operations before income taxes and equity income of subsidiaries	(4,034)	27,565	6,434	—	29,965
Income tax (benefit) expense	(3,339)	10,747	2,785	—	10,193
Equity income of subsidiaries	20,467	—	—	(20,467)	—

Net income	$19,772	$16,818	$3,649	$(20,467)	$19,772

NewMarket Corporation and Subsidiaries

Consolidating Statements of Income

Three Months Ended March 31, 2007

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$—	$171,500	$138,296	$—	$309,796
Cost of goods sold	77	119,387	120,903	—	240,367

Gross (loss) profit	(77)	52,113	17,393	—	69,429
Selling, general, and administrative expenses	2,186	19,823	4,746	—	26,755
Research, development, and testing expenses	—	15,019	3,792	—	18,811

Operating (loss) profit	(2,263)	17,271	8,855	—	23,863
Interest and financing expenses (income), net	2,997	(237)	202	—	2,962
Other income (expense), net	292	139	(41)	—	390

(Loss) income from continuing operations before income taxes and equity income of subsidiaries	(4,968)	17,647	8,612	—	21,291
Income tax (benefit) expense	(2,279)	6,749	2,796	—	7,266
Equity income of subsidiaries	18,931	—	—	(18,931)	—

Income from continuing operations	16,242	10,898	5,816	(18,931)	14,025
Income from operations of discontinued business (net of tax)	—	1,849	368	—	2,217

Net income	$16,242	$12,747	$6,184	$(18,931)	$16,242

NewMarket Corporation and Subsidiaries

Consolidating Balance Sheets

March 31, 2008

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$5,231	$12,103	$30,696	$—	$48,030
Restricted cash	190	—	—	—	190
Trade and other accounts receivable, net	905	108,622	126,580	—	236,107
Amounts due from affiliated companies	35,888	59,737	37,354	(132,979)	—
Inventories	—	112,879	93,403	—	206,282
Deferred income taxes	1,819	4,155	8,897	—	14,871
Prepaid expenses	380	4,429	1,691	—	6,500

Total current assets	44,413	301,925	298,621	(132,979)	511,980

Amounts due from affiliated companies	—	22,062	5,500	(27,562)	—
Property, plant and equipment, at cost	—	655,735	148,744	—	804,479
Less accumulated depreciation & amortization	—	488,324	120,819	—	609,143

Net property, plant and equipment	—	167,411	27,925	—	195,336

Investment in consolidated subsidiaries	483,180	—	—	(483,180)	—
Prepaid pension cost	—	2,442	1,295	—	3,737
Deferred income taxes	25,770	(5,218)	3,385	—	23,937
Other assets and deferred charges	5,578	13,843	2,086	—	21,507
Intangibles, net of amortization	—	44,017	—	—	44,017

Total assets	$558,941	$546,482	$338,812	$(643,721)	$800,514

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$52	$80,299	$38,257	$—	$118,608
Accrued expenses	8,712	28,347	11,435	—	48,494
Dividends payable	2,802	—	—	—	2,802
Book overdraft	55	4,281	—	—	4,336
Amounts due to affiliated companies	8,819	41,826	82,334	(132,979)	—
Long-term debt, current portion	—	747	—	—	747
Income taxes payable	(6,962)	12,860	2,791	—	8,689

Total current liabilities	13,478	168,360	134,817	(132,979)	183,676

Long-term debt	150,000	12,216	—	—	162,216
Amounts due to affiliated companies	—	5,500	22,062	(27,562)	—
Other noncurrent liabilities	64,468	41,185	17,974	—	123,627

Total liabilities	227,946	227,261	174,853	(160,541)	469,519

Shareholders’ equity:
Common stock and paid-in capital	864	254,800	75,128	(329,928)	864
Accumulated other comprehensive loss	(31,101)	(6,075)	(14,841)	20,916	(31,101)
Retained earnings	361,232	70,496	103,672	(174,168)	361,232

Total shareholders’ equity	330,995	319,221	163,959	(483,180)	330,995

Total liabilities and shareholders’ equity	$558,941	$546,482	$338,812	$(643,721)	$800,514

NewMarket Corporation and Subsidiaries

Consolidating Balance Sheets

December 31, 2007

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$18,899	$13,673	$39,300	$—	$71,872
Restricted cash	190	—	—	—	190
Trade and other accounts receivable, net	3,380	89,350	114,460	—	207,190
Amounts due from affiliated companies	24,844	49,006	31,584	(105,434)	—
Inventories	—	100,399	93,295	—	193,694
Deferred income taxes	1,825	8,482	8,420	—	18,727
Prepaid expenses	384	1,748	1,236	—	3,368

Total current assets	49,522	262,658	288,295	(105,434)	495,041

Amounts due from affiliated companies	—	20,850	—	(20,850)	—
Property, plant and equipment, at cost	—	647,561	142,073	—	789,634
Less accumulated depreciation & amortization	—	490,055	116,017	—	606,072

Net property, plant and equipment	—	157,506	26,056	—	183,562

Investment in consolidated subsidiaries	456,630	—	—	(456,630)	—
Prepaid pension cost	—	2,461	155	—	2,616
Deferred income taxes	25,440	(8,480)	4,436	—	21,396
Other assets and deferred charges	5,881	14,964	1,919	—	22,764
Intangibles, net of amortization	—	45,555	—	—	45,555

Total assets	$537,473	$495,514	$320,861	$(582,914)	$770,934

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$43	$68,689	$35,904	$—	$104,636
Accrued expenses	6,174	38,936	11,933	—	57,043
Dividends payable	3,154	—	—	—	3,154
Book overdraft	41	6,208	—	—	6,249
Amounts due to affiliated companies	6,908	24,598	73,928	(105,434)	—
Long-term debt, current portion	—	736	—	—	736
Income taxes payable	(9,513)	12,343	3,013	—	5,843

Total current liabilities	6,807	151,510	124,778	(105,434)	177,661

Long-term debt	150,000	7,061	—	—	157,061
Amounts due to affiliated companies	—	—	20,850	(20,850)	—
Other noncurrent liabilities	63,659	38,251	17,295	—	119,205

Total liabilities	220,466	196,822	162,923	(126,284)	453,927

Shareholders’ equity:
Common stock and paid-in capital	5,235	251,709	75,185	(326,894)	5,235
Accumulated other comprehensive loss	(34,360)	(6,696)	(17,265)	23,961	(34,360)
Retained earnings	346,132	53,679	100,018	(153,697)	346,132

Total shareholders’ equity	317,007	298,692	157,938	(456,630)	317,007

Total liabilities and shareholders’ equity	$537,473	$495,514	$320,861	$(582,914)	$770,934

NewMarket Corporation and Subsidiaries

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 31, 2008

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash provided from (used in) operating activities	$269	$(8,220)	$(1,293)	$—	$(9,244)

Cash flows from investing activities:
Capital expenditures	—	(3,885)	(1,611)	—	(5,496)
Foundry Park I capital expenditures	—	(4,666)	—	—	(4,666)
Proceeds from interest rate lock agreement	—	1,050	—	—	1,050
Decrease in intercompany loans	(9,300)	—	(5,713)	15,013	—
Cash dividends from subsidiaries	4,450	—	—	(4,450)	—

Cash used in investing activities	(4,850)	(7,501)	(7,324)	10,563	(9,112)

Cash flows from financing activities:
Draws on Foundry Park I construction loan	—	5,347	—	—	5,347
Repurchases of common stock	(6,811)	—	—	—	(6,811)
Dividends	(3,154)	(4,450)	—	4,450	(3,154)
Change in book overdraft, net	14	(1,927)	—	—	(1,913)
Payment for financed intangible asset	—	(250)	—	—	(250)
Proceeds from exercise of stock options	178	—	—	—	178
Excess tax benefits from stock-based payment arrangements	686	—	—	—	686
Financing from affiliated companies	—	15,013	—	(15,013)	—
Payments on the capital lease	—	(181)	—	—	(181)

Cash (used in) provided from financing activities	(9,087)	13,552	—	(10,563)	(6,098)

Effect of foreign exchange on cash and cash equivalents	—	599	13	—	612

Decrease in cash and cash equivalents	(13,668)	(1,570)	(8,604)	—	(23,842)
Cash and cash equivalents at beginning of year	18,899	13,673	39,300	—	71,872

Cash and cash equivalents at end of period	$5,231	$12,103	$30,696	$—	$48,030

NewMarket Corporation and Subsidiaries

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 31, 2007

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash provided from (used in) operating activities	$5,302	$28,729	$(5,843)	$—	$28,188

Cash flows from investing activities:
Capital expenditures	—	(8,868)	(1,388)	—	(10,256)
Foundry Park I capital expenditures	—	(686)	—	—	(686)
Payment for acquisition of intangible asset	—	(2,150)	—	—	(2,150)
Payment for interest rate lock agreement	—	(1,110)	—	—	(1,110)
Cash dividends from subsidiaries	18,750	—	—	(18,750)	—
Increase in intercompany loans	(6,750)	—	—	6,750	—
Other, net	—	6	—	—	6

Cash provided from (used in) investing activities	12,000	(12,808)	(1,388)	(12,000)	(14,196)

Cash flows from financing activities:
Repayment of 8.875% senior notes	(250)	—	—	—	(250)
Dividends	(2,162)	(18,750)	—	18,750	(2,162)
Change in book overdraft, net	107	712	—	—	819
Debt issuance costs	(94)	—	—	—	(94)
Proceeds from exercise of stock options	27	—	—	—	27
Financing from affiliated companies	—	6,750	—	(6,750)	—
Payments on the capital lease	—	(168)	—	—	(168)

Cash used in financing activities	(2,372)	(11,456)	—	12,000	(1,828)

Effect of foreign exchange on cash and cash equivalents	—	104	333	—	437

Increase (decrease) in cash and cash equivalents	14,930	4,569	(6,898)	—	12,601
Cash and cash equivalents at beginning of year	19,688	8,211	32,401	—	60,300

Cash and cash equivalents at end of period	$34,618	$12,780	$25,503	$—	$72,901

14.	Subsequent Event

On April 24, 2008, our Board of Directors declared a quarterly dividend in the amount of 20 cents per share on our common stock. The dividend is payable July 1, 2008 to shareholders of record at the close of business on June 13, 2008.

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

These factors include, but are not limited to, timing of sales orders, gain or loss of significant customers, competition from other manufacturers, resolution of environmental liabilities, changes in the demand for our products, significant changes in new product introduction, increases in product cost and our ability to increases prices, the impact of fluctuations in foreign exchange rates on reported results of operations, changes in various markets, geopolitical risks in certain of the countries in which we conduct business, our ability to complete the construction of the office building for MeadWestvaco within budget and in a timely manner, and other factors detailed from time to time in the reports we file with the SEC, including the risk factors in Item 1A, “Risk Factors,” in the 2007 Annual Report. Readers are urged to review and consider carefully the disclosure we make in our filings with the SEC.

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

Overview

Our results for the first quarter 2008 continue to reflect improvements in net sales, as well as operating profit in the petroleum additives segment as compared to the first quarter 2007. The continued improvement in petroleum additives reflects our success in delivering cost-effective products and services that support our customers’ needs. We continue to experience upward pricing pressure on several of our key raw materials and are pursuing price increases in the marketplace to attempt to recover these costs. Our production facilities continue to operate at high levels.

During January 2008, we purchased 124,855 shares of common stock at an average price of $54.55, including transaction fees. The purchase of all shares was under a previously approved share repurchase program. Approximately $10 million remains available for repurchases under this authorization.

Our balance sheet remains strong at March 31, 2008 with approximately $48.0 million of cash and cash equivalents.

Results of Operations

Net Sales

Our consolidated net sales for the first quarter 2008 amounted to $382.3 million, representing an increase of approximately 23% from the 2007 level of $309.8 million. The table below shows our consolidated segment net sales.

Segment Net Sales

(in millions)

	Three Months Ended March 31
	2008	2007
Petroleum additives	$380.6	$306.9
All other	1.7	2.9

Consolidated net sales	$382.3	$309.8

Petroleum Additives Segment

Petroleum additives net sales in the first quarter 2008 of $380.6 million were up $73.7 million, or approximately 24%, from $306.9 million in the first quarter 2007. The table below details the approximate components of this increase between the two first quarter periods. Shipments were up 18%, which accounts for the majority of the increase. The increase in shipments was across all product lines, but predominantly in lubricant additives product lines. The other component, labeled “Changes in selling prices and customer mix,” includes the favorable impact of foreign currencies translated into U.S. Dollars, as well as somewhat higher selling prices. Our net sales typically benefit when the U.S. Dollar is weak, as it is currently.

Three Months
(in millions)
Period ended March 31, 2007	$306.9
Change in shipments and product mix	56.2
Changes in selling prices and customer mix	17.5

Period ended March 31, 2008	$380.6

Segment Operating Profit

NewMarket evaluates the performance of the petroleum additives business based on segment operating profit. NewMarket Services Corporation (NewMarket Services) departments and other expenses are billed to Afton and Ethyl based on the services provided under the holding company structure, pursuant to services agreements between NewMarket Services and Afton, as well as NewMarket Services and Ethyl. Depreciation on segment property, plant, and equipment, as well as amortization of segment intangible assets is included in the segment operating profit.

Beginning with the first quarter 2008, we are reporting our real estate development activities in segment operating profit. Because of the current immateriality of the real estate development operating segment, its results are reported in the “All other” category. The real estate development operating segment primarily represents the activities of Foundry Park I, a wholly-owned subsidiary of NewMarket Development.

In January 2007, Foundry Park I entered into a Deed of Lease Agreement with MeadWestvaco under which it will lease an office building which we will construct on approximately three acres. We intend to build the office to the specifications of MeadWestvaco, as they will be the sole tenant of the facility. The construction phase of this effort will last until late 2009, at which time MeadWestvaco will occupy the building and use it as their corporate headquarters. For 2008 and most of 2009, we will be capitalizing the costs of the project and the financing expenses. When the building is occupied and we begin receiving the rental revenues, we expect that Foundry Park I will be cash flow positive and accretive to our earnings.

Also included in the “All other” category is the continuing operations of the TEL business (primarily sales of TEL in North America), as well as certain contract manufacturing Ethyl provides to Afton Chemical Corporation (Afton) and to third parties.

The table below reports segment operating profit for the first quarter ended March 31, 2008 and March 31, 2007.

Segment Operating Profit

(in millions)

	Three Months Ended March 31
	2008	2007
Petroleum additives	$37.7	$29.0

All other	$(1.4)	$(1.2)

Petroleum Additives Segment

First quarter 2008 vs. First quarter 2007 - Petroleum additives operating profit improved to $37.7 million from $29.0 million when comparing the 2008 and 2007 first quarter periods. The improved profit is reflected primarily in the lubricant additives product lines with some offset in the fuel additives product line. The 2008 first quarter includes a gain of $3.2 million resulting from a legal settlement related to raw materials. Excluding this one-time gain, petroleum additives profit increased $5.5 million in the quarter comparison.

The higher operating profit resulted from several factors. Total shipments were approximately 18% higher, which contributed significantly to the increase. However, we continue to experience challenges with our key raw materials. There was a significant compression of operating margins due to the increased costs of raw materials. The cost of crude oil continues to reach record high levels, while at the same time the supply of several of our other key raw materials is tight with increasing costs. We are pursuing price increases in the marketplace to attempt to recover those increasing costs. Our profits also include the favorable benefit of a weaker dollar.

Selling, general, and administrative (SG&A) expenses of the petroleum additives segment were approximately 13% higher when comparing the two first quarter periods. The increase primarily resulted from higher personnel-related expenses. Research, development, and testing (R&D) expenses increased approximately $1.4 million from first quarter 2007 levels. The increase was primarily reflected in the driveline and industrial additives product lines. The increasing demands that our customers place on us results in R&D costs increasing year on year. We expect this to continue for the foreseeable future.

As a percentage of net sales, SG&A expenses combined with R&D expenses, decreased from 13.0% for first quarter 2007 to 11.5% for first quarter 2008. The decrease reflects larger increases in net sales as compared to the smaller increases in SG&A and R&D when comparing the two first quarter periods.

The following discussion references the Consolidated Financial Statements beginning on page 3 of this Quarterly Report on Form 10-Q.

Interest and Financing Expenses, Net

Interest and financing expenses for both first quarter 2008 and first quarter 2007 were $3.0 million. While we did borrow under our revolving credit facility during the first quarter 2008, average debt and average interest rates remains substantially unchanged from the first quarter 2007. We ended the first quarter 2008 with no outstanding borrowing on the revolving credit facility. We did not borrow under our revolving credit facility during 2007.

Other Income, Net

Other income, net was $400 thousand for both first quarter periods representing primarily investment income.

Income Taxes

Income taxes were $10.2 million for the first quarter 2008 and $7.3 million for the first quarter 2007. The effective tax rate on income from continuing operations was 34.0% for the first quarter 2008 and 34.1% for the first quarter 2007. The increase in income from continuing operations before income taxes from 2007 to 2008 resulted in substantially the entire increase of $2.9 million in income taxes between first quarter 2008 and first quarter 2007. Income taxes for all periods exclude income tax expense on discontinued operations.

Our deferred taxes are in a net asset position. Based on our current projections, we believe that we will recover the full benefit of our deferred tax assets and have therefore not recorded a valuation allowance.

Income from Continuing Operations

Income from continuing operations was $19.8 million or $1.27 per diluted share for the first quarter 2008 as compared to $14.0 million or $0.80 per diluted share for the first quarter 2007. The 2008 results include a gain of $3.2 million resulting from a legal settlement related to raw materials.

Discontinued Operations

On June 15, 2007, Ethyl and Innospec resolved all pending arbitration actions commenced in 2006 between the subsidiaries of Innospec and Ethyl arising out of the tetraethyl lead marketing agreements and the North American TEL supply agreement between the companies and terminated the marketing agreements. Ethyl received $28.0 million in cash as compensation for the termination of the marketing agreements, as well as the return of approximately $12.0 million of a working capital advance. Upon receipt of this payment, all marketing agreements between the subsidiaries of Ethyl and Innospec were terminated effective April 1, 2007. Accordingly, both the gain on the settlement, as well as the previous operations under the TEL marketing agreements, are reported as discontinued operations.

The income from operations before tax of the discontinued business amounted to $3.5 million for the first quarter 2007. These results are presented in the Consolidated Statements of Income under “Discontinued operations.”

Net Income

Our net income for the first quarter 2008 was $19.8 million or $1.27 per diluted share. This compares to net income for first quarter 2007 of $16.2 million or $0.93 per diluted share.

Cash Flows, Financial Condition, and Liquidity

Cash and cash equivalents at March 31, 2008 were $48.0 million, which was a decrease of $23.8 million since December 31, 2007 and included a $600 thousand favorable impact from foreign currency translation.

Cash Flows – Operating Activities

Cash flows used in operating activities for the three months 2008 were $9.2 million. The primary use of cash included an increase of $39.1 million in certain working capital requirements, including higher accounts receivable and inventories, as well as lower accrued expenses, partially offset by an increase in accounts payable. The increase in accounts receivable, inventories, and accounts payable reflects the growth of petroleum additives operations, as well as higher product costs. The reduction in accrued expenses results primarily from the normal first quarter payment of certain expenses, including product-related costs and personnel-related costs.

Including the change in cash, we had working capital of $328.3 million at March 31, 2008 and $317.4 million at December 31, 2007. The current ratio for both periods was 2.79 to 1.

We expect that cash from operations, together with borrowing available under our revolving credit facility, will continue to be sufficient to cover our operating expenses for the foreseeable future.

Cash Flows – Investing Activities

Cash used in investing activities was $9.1 million during the first quarter 2008 and included the return of $1.1 million for a deposit on an interest rate lock agreement related to the Foundry Park I project. We now meet the deposit requirement for the interest rate lock by posting letters of credit. Excluding the construction of the office building by Foundry Park I, we funded capital expenditures of $5.5 million through March 31, 2008. We estimate our total capital spending during 2008, excluding the capital expenditures by Foundry Park I, will be approximately $35 million to $40 million. We expect to continue to finance capital spending, excluding the expenditures for the construction of the office building by Foundry Park I, through cash on hand and cash provided from operations, together with borrowing available under our revolving credit facility.

We funded capital expenditures of $4.7 million related to the Foundry Park I project during the first quarter 2008. We expect capital expenditures in 2008 related to the construction of the office building to be approximately $60 million with $6 million of that amount provided by cash from operations and the remainder being borrowed. Over the term of the construction project, we expect to borrow 85% of the total projected cost of construction of the office building by Foundry Park I and to fund the remaining cost of construction with cash on hand.

Cash Flows – Financing Activities

Cash used in financing activities during the first quarter 2008 amounted to $6.1 million. The use of cash included the repurchase of 124,855 shares of our common stock for $6.8 million, as well as the funding of dividends of $3.2 million. We also spent $250 thousand for a payment on the fourth quarter 2006 acquisition of an intangible asset. Our book overdraft decreased $1.9 million.

Except for the Foundry Park I construction loan, our debt position is substantially unchanged since December 31, 2007. We had total long-term debt, including the current portion, of $163.0 million at March 31, 2008, representing an increase of approximately $5.2 million in our total debt since December 31, 2007. The increase resulted from draws on the Foundry Park I construction loan of $5.3 million, partially offset by payments on capital leases. Further information on our Foundry Park I construction loan and the related interest rate swap is discussed in the next section below.

In addition to the Foundry Park I construction loan, at March 31, 2008, we had outstanding senior notes in the aggregate principal amount of $150 million that bear interest at a fixed rate of 7.125% and are due in 2016.

We also have a $100 million revolving credit facility that bears interest at variable rates and is for general corporate purposes. The revolving credit facility includes a $50 million sub-facility for letters of credit. The facility matures on December 21, 2011. There were no borrowings outstanding at March 31, 2008 under the revolving credit facility. We had outstanding letters of credit of $8.6 million at March 31, 2008, resulting in the unused portion of the revolver amounting to $91.4 million.

Both the senior notes and the revolving credit facility contain covenants, representation, and events of default that management considers typical of credit agreements of this nature. We were in compliance with these covenants as of both March 31, 2008 and December 31, 2007.

As a percentage of total capitalization (total long-term debt and shareholders’ equity), our total debt decreased from 33.2% at the end of 2007 to 33.0% at March 31, 2008. The lower percentage was primarily the result of the increase in shareholders’ equity, partially offset by the increase in debt. The increase in shareholders’ equity reflects our earnings, partially offset by the impact of the stock repurchase program and dividend payments. Normally, we repay any outstanding long-term debt with cash from operations or refinancing activities.

Foundry Park I Construction Loan and Interest Rate Swap

Foundry Park I and NewMarket Corporation entered into a construction loan agreement with a group of banks on August 7, 2007 to borrow up to $116 million to fund the development and construction of an office building. The construction loan bears interest at LIBOR plus a margin of 140 basis points. The term of the loan is for a period of 36 months and is unconditionally guaranteed by NewMarket Corporation. No principal reduction payment is due during the construction period. As a condition of the construction loan and concurrently with the closing of the loan, Foundry Park I also obtained interest rate risk protection in the form of an interest rate swap. The objective in obtaining the swap was to manage our exposure to interest rate movements and add stability to capitalized interest expense. The interest rate swap involves the receipt of variable-rate amounts based on

LIBOR in exchange for fixed-rate payments over the life of the agreement without exchange of the underlying notional amount. The fixed-rate payments are at a rate of 4.975%. The notional amount of the swap was approximately $15.9 million at March 31, 2008 and $8.2 million at December 31, 2007 and accretes to approximately $94 million over the term of the swap. The accreting notional amount is necessary to maintain the swap notional at an amount that represents approximately 85% of the projected construction loan principal balance over the loan term. The maturity date of the swap is January 1, 2010.

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

The fair value of the swap was approximately $2.7 million at March 31, 2008 and $1.6 million at December 31, 2007 and was recorded in other noncurrent liabilities on the Consolidated Balance Sheets. The net unrealized loss of approximately $2.5 million ($1.6 million, net of tax) at March 31, 2008 and $1.6 million ($1.0 million, net of tax) at December 31, 2007 is recorded as a component of accumulated other comprehensive loss in shareholders’ equity on the Consolidated Balance Sheets. Hedge ineffectiveness of approximately $200 thousand expense at March 31, 2008 and $20 thousand expense at December 31, 2007 was recognized and recorded in other income, net on the Consolidated Statements of Income. Also recorded as a component of accumulated other comprehensive loss in shareholders’ equity on the Consolidated Balance Sheets was the net amount of swap receipts and payments made since the inception of the swap. This amounted to approximately $25 thousand, net of tax effects, at March 31, 2008 and $3 thousand, net of tax effects, at December 31, 2007. Any amounts remaining in accumulated other comprehensive loss related to the swap will be recognized in the Consolidated Statements of Income over the depreciable life of the office building beginning at the completion of the construction project, which is currently expected to be late 2009. No related amounts currently recognized in accumulated other comprehensive loss are expected to be reclassified into earnings over the next twelve months.

Restricted Cash

We had restricted cash of $190 thousand at both March 31, 2008 and December 31, 2007. In addition, we also had restricted funds of $1.0 million at both March 31, 2008 and December 31, 2007, which were recorded as a long-term asset in other assets. Of these total restricted cash and funds, $500 thousand at March 31, 2008 and $600 thousand at December 31, 2007 was cash received from Metropolitan Life Insurance Company (Metropolitan) during 2005 and 2003. The funds from Metropolitan are used to reduce the employee portion of retiree health benefits costs. The remaining restricted cash and funds for both periods represent monies related to the issuance of a European bank guarantee.

Critical Accounting Policies

It is our goal to clearly present our financial information in a manner that enhances the understanding of our sources of earnings and our financial condition. We do this by including the information required by the SEC, as well as additional information that gives further insight into our financial operations.

This report, as well as the 2007 Annual Report, includes a discussion of our accounting principles, as well as methods and estimates used in the preparation of our financial statements. We believe these discussions and financial statements fairly represent the financial position and operating results of our company in all material respects. The purpose of this portion of our discussion is to further emphasize some of the more critical areas where a significant change in facts and circumstances in our operating and financial environment might cause a change in reported financial results.

Intangibles, Net of Amortization

We had certain identifiable intangibles amounting to $44.0 million at March 31, 2008. These intangibles relate to our petroleum additives business and are being amortized over periods with up to approximately 9 years of remaining life. We continue to assess the market related to these intangibles, as well as their specific values, and believe the amortization periods and values are appropriate. We also evaluate these intangibles for any potential impairment when significant events or circumstances occur that might impair the value of these assets. These evaluations continue to support the value at which these identifiable intangibles are carried on our financial statements. However, if conditions were to substantially deteriorate in this market, it could possibly cause a reduction in the periods of this amortization charge or result in a noncash write-off of a portion of the intangibles’ carrying value. A reduction in the amortization period would have no effect on cash flows. We do not anticipate such a change in the market conditions.

Environmental and Legal Proceedings

We have made disclosure of our environmental issues in Part I, Item 1 of the 2007 Annual Report, as well as in the Notes to Consolidated Financial Statements included in the 2007 Annual Report. We have made additional disclosures in Part I, Item 1 of this Form 10-Q. We believe our environmental accruals are appropriate for the exposures and regulatory guidelines under which we currently operate. While we currently do not anticipate significant changes to the many factors that could impact our environmental requirements, we continue to keep our accruals consistent with these requirements as they change.

Also, as noted in the discussion of “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q and Part I, Item 3 of the 2007 Annual Report, while it is not possible to predict or determine with certainty the outcome of any legal proceeding, it is our opinion, based on our current knowledge, that we will not experience materially adverse effects on our results of operations or financial condition as a result of any pending or threatened proceeding.

Pension Plans and Other Postretirement Benefits

We use significant assumptions to record the impact of the pension and postretirement plans in the financial statements. These assumptions include the discount rate, expected long-term rate of return on plan assets, rate of compensation increase, and health care cost trend rate. A change in any one of these assumptions could result in different results for the plans. We develop these assumptions after considering available information that we deem relevant. Information is provided on the pension and postretirement plans in Note 18 of the 2007 Annual Report. In addition, further disclosure on the effect of changes in these assumptions is provided in the “Financial Position and Liquidity” section of Part II, Item 7 of the 2007 Annual Report.

Income Taxes

We file consolidated U.S. federal income and both consolidated and individual state income tax returns, as well as individual foreign income tax returns, under which assumptions may be made to determine the deductibility of certain costs. We make estimates related to the impact of tax positions taken on our financial statements when we believe the tax position is more likely than not to be upheld on audit. In addition, we make certain assumptions in the determination of the estimated future recovery of deferred tax assets.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements.” The standard defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. The standard was effective for fiscal years beginning after November 15, 2007. In February 2007, the FASB issued FSP 157-1 and FSP 157-2. FSP 157-1 amends SFAS 157 to exclude FASB Statement No. 13, “Accounting for Leases” and other accounting pronouncements that address fair value measurements of leases from the provisions of SFAS 157. FSP 157-2 delays the effective date of SFAS 157 for most nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. Except for additional disclosure requirements, we do not expect the adoption of SFAS 157, or the related FSPs, to have a significant impact on our financial statements.

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

In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” SFAS 161 requires enhanced disclosures surrounding the use and financial reporting of derivative instruments and hedging activities. The standard is effective for fiscal years and interim periods beginning after November 15, 2008. We are evaluating any potential impact of the adoption of SFAS 161 on our financial statements.

Outlook

We achieved excellent performance during the first quarter of this year. These results were in an environment marked by continuing record-high levels in crude oil costs. Sustained changes in crude oil costs eventually are reflected in the costs of many of our raw materials. We have experienced rapid escalation of our costs during the first four months of 2008, and it is not known when these increases will end. We have been in the marketplace implementing price increases, as maintaining our operating margins is a high priority of our business teams. The first quarter included strong performance in volumes sold, and we have not experienced any major negative impact from the economic slowdown in the United States. Our business is worldwide in nature, and a weak U.S. dollar generally has a favorable impact on our profitability.

Our focus remains on delivering the goods and services our customers need to be successful in their marketplace. This requires continuing increased spending in research and development, as well as debottlenecking programs to provide additional capacity.

We continue to expect that 2008 petroleum additives operating profit will exceed the results of last year.

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

Our project to develop a portion of our property in downtown Richmond is on schedule and within our cost estimates. It is our expectation that this will continue for the remainder of the project.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our market risk from the information provided in the 2007 Annual Report.

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

We have formed a Financial Disclosure Committee, which is made up of the president of Afton, the president of Ethyl, the general counsel of NewMarket, and the controller of NewMarket. The committee, as well as regional management, makes representations with regard to the financial statements that, to the best of their knowledge, the report does not contain any misstatement of a material fact or omit a material fact that is necessary to make the statements not misleading with respect to the periods covered by the report.

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

There has been no change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

ITEM 1.	Legal Proceedings

We are involved in legal proceedings that are incidental to our business and include administrative or judicial actions seeking remediation under environmental laws, such as Superfund. Some of these legal proceedings relate to environmental matters and involve governmental authorities. For further information, see “Environmental” in Part I, Item 1 of our 2007 Annual Report.

While it is not possible to predict or determine with certainty the outcome of any legal proceeding, we believe the outcome of any of these proceedings, or all of them combined, will not result in a material adverse effect on our consolidated financial condition or results of operations.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On October 25, 2007, our Board of Directors approved a share repurchase program that authorized management to repurchase up to $50 million of NewMarket Corporation’s outstanding common stock until December 31, 2009, as market conditions warrant and covenants under our existing agreements permit. We may conduct the share repurchases in the open market and in privately negotiated transactions. The repurchase program does not require NewMarket to acquire any specific number of shares and may be terminated or suspended at any time. Outstanding common stock amounting to approximately $33 million was repurchased under this authorization during 2007. The following table outlines the purchases during the first quarter 2008 under this authorization.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31	124,855	$54.55	124,855	$10,000,039
February 1 to February 29	0	n/a	n/a	$10,000,039
March 1 to March 31	0	n/a	n/a	$10,000,039
Total	124,855	$54.55	124,855	$10,000,039

ITEM 6.	Exhibits

Exhibit 3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form 10-K (File No. 1-32190) filed March 14, 2005)

Exhibit 3.2	NewMarket Corporation Bylaws Amended and Restated effective October 25, 2007 (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 1-32190) filed October 26, 2007)

Exhibit 31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald

Exhibit 31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by David A. Fiorenza

Exhibit 32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald

Exhibit 32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David A. Fiorenza

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMARKET CORPORATION (Registrant)

Date: April 29, 2008	By:	/s/ D. A. Fiorenza
David A. Fiorenza
Vice President and Treasurer
(Principal Financial Officer)

Date: April 29, 2008	By:	/s/ Wayne C. Drinkwater
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