Form 10-Q
period 2008-06-30
NEWMARKET CORP
filed 2008-07-31
CIK 1282637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes  ☐                    No  ☒

Number of shares of common stock, without par value, outstanding as of June 30, 2008: 15,494,370.

NEWMARKET CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per-share amounts)

(Unaudited)

	Second Quarter Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Net sales	$425,882	$344,013	$808,232	$653,809
Cost of goods sold	343,689	268,495	644,436	508,862

Gross profit	82,193	75,518	163,796	144,947
Selling, general, and administrative expenses	30,499	27,046	59,272	53,801
Research, development, and testing expenses	21,879	19,100	42,108	37,911

Operating profit	29,815	29,372	62,416	53,235
Interest and financing expenses, net	2,873	2,827	5,888	5,789
Other income, net	300	757	679	1,147

Income from continuing operations before income taxes	27,242	27,302	57,207	48,593
Income tax expense	9,618	9,863	19,811	17,129

Income from continuing operations	17,624	17,439	37,396	31,464
Discontinued operations:
Gain on settlement of discontinued business (net of tax)	—	13,487	—	13,487
Income from operations of discontinued business (net of tax)	—	—	—	2,217

Net income	$17,624	$30,926	$37,396	$47,168

Basic earnings per share
Income from continuing operations	$1.14	$1.01	$2.42	$1.82
Discontinued operations	—	0.78	—	0.91

	$1.14	$1.79	$2.42	$2.73

Diluted earnings per share
Income from continuing operations	$1.13	$1.00	$2.40	$1.81
Discontinued operations	—	0.78	—	0.90

	$1.13	$1.78	$2.40	$2.71

Shares used to compute basic earnings per share	15,488	17,296	15,473	17,295

Shares used to compute diluted earnings per share	15,556	17,411	15,557	17,411

Cash dividends declared per common share	$0.20	$0.125	$0.40	$0.250

See accompanying notes to the consolidated financial statements.

NEWMARKET CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	June 30 2008	December 31 2007
ASSETS
Current assets:
Cash and cash equivalents	$39,792	$71,872
Trade and other accounts receivable, less allowance for doubtful accounts ($909 - 2008; $1,059 - 2007)	254,539	207,190
Inventories:
Finished goods	168,928	158,286
Raw materials	37,739	27,749
Stores, supplies and other	7,877	7,659

	214,544	193,694
Deferred income taxes	15,006	18,727
Prepaid expenses and other current assets	4,874	3,558

Total current assets	528,755	495,041

Property, plant and equipment, at cost	823,922	789,634
Less accumulated depreciation and amortization	615,149	606,072

Net property, plant and equipment	208,773	183,562

Prepaid pension cost	5,205	2,616
Deferred income taxes	23,125	21,396
Other assets and deferred charges	22,291	22,764
Intangibles, net of amortization	42,479	45,555

Total assets	$830,628	$770,934

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$127,590	$104,636
Accrued expenses	51,933	57,043
Dividends payable	2,807	3,154
Book overdraft	4,040	6,249
Long-term debt, current portion	759	736
Income taxes payable	3,209	5,843

Total current liabilities	190,338	177,661

Long-term debt	172,522	157,061
Other noncurrent liabilities	120,615	119,205
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock and paid-in capital (without par value) Issued - 15,494,370 in 2008 and 15,566,225 in 2007	1,131	5,235
Accumulated other comprehensive loss	(29,735)	(34,360)
Retained earnings	375,757	346,132

	347,153	317,007

Total liabilities and shareholders’ equity	$830,628	$770,934

See accompanying notes to the consolidated financial statements.

NEWMARKET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30
	2008	2007
Cash and cash equivalents at beginning of year	$71,872	$60,300

Cash flows from operating activities:
Net income	37,396	47,168
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and other amortization	13,618	14,288
Amortization of deferred financing costs	499	497
Noncash environmental remediation and dismantling	473	2,883
Noncash pension benefits expense	5,617	5,336
Noncash postretirement benefits expense	1,758	1,913
Noncash foreign exchange impact	2,342	1,709
Deferred income tax (benefit) expense	(223)	2,681
Gain on settlement and termination of TEL marketing agreements	—	(21,174)
Gain on legal settlement	(3,227)	—
Working capital changes	(56,479)	(8,761)
Excess tax benefits from stock-based payment arrangements	(900)	—
Cash pension benefits contributions	(6,814)	(8,878)
Cash postretirement benefits contributions	(741)	(1,020)
Proceeds from legal settlement	3,227	—
Long-term receivable - TEL marketing agreements	—	11,983
Other, net	587	(2,715)

Cash (used in) provided from operating activities	(2,867)	45,910

Cash flows from investing activities:
Capital expenditures	(13,198)	(19,731)
Foundry Park I capital expenditures	(18,798)	(2,169)
Foundry Park I deferred leasing costs	—	(3,599)
Proceeds from settlement and termination of TEL marketing agreements	—	28,000
Proceeds from (payment for) interest rate lock agreement	1,050	(1,110)
Payment for acquisition of intangible asset	—	(2,400)
Other, net	—	(504)

Cash used in investing activities	(30,946)	(1,513)

Cash flows from financing activities:
Draws on Foundry Park I construction loan	15,847	—
Draws on Foundry Park I bridge loan	—	5,595
Repayment of 8.875% senior notes	—	(250)
Repurchases of common stock	(6,811)	—
Dividends	(6,247)	(2,345)
Change in book overdraft, net	(2,209)	511
Payment for financed intangible asset	(500)	—
Debt issuance costs	—	(129)
Proceeds from exercise of stock options	231	27
Excess tax benefits from stock-based payment arrangements	900	—
Payments on the capital lease	(363)	(340)

Cash provided from financing activities	848	3,069

Effect of foreign exchange on cash and cash equivalents	885	599

(Decrease) increase in cash and cash equivalents	(32,080)	48,065

Cash and cash equivalents at end of period	$39,792	$108,365

See accompanying notes to the consolidated financial statements.

NEWMARKET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Financial Statement Presentation

In the opinion of management, the accompanying consolidated financial statements of NewMarket Corporation and its subsidiaries contain all necessary adjustments for the fair presentation of, in all material respects, our consolidated financial position as of June 30, 2008, as well as our consolidated results of operations for the second quarter and six months ended June 30, 2008 and June 30, 2007 and our consolidated cash flows for the six months ended June 30, 2008 and June 30, 2007. The financial statements are subject to normal year-end adjustments and do not include comprehensive footnotes. All adjustments are of a normal, recurring nature, unless otherwise disclosed. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the NewMarket Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (2007 Annual Report), as filed with the Securities and Exchange Commission (SEC). The results of operations for the six month period ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008. The December 31, 2007 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Unless the context otherwise requires, all references to “we,” “us,” “our,” the “Company” and “NewMarket” are to NewMarket Corporation and its consolidated subsidiaries.

At both June 30, 2008 and December 31, 2007, we had a book overdraft for some of our disbursement cash accounts. A book overdraft represents transactions that have not cleared the bank accounts at the end of the reporting period. We transfer cash on an as-needed basis to fund these items as they clear the bank in subsequent periods.

Cash dividends totaling 40 cents per share for the six months ended June 30, 2008 and 25 cents per share for the six months ended June 30, 2007 were declared and paid as shown in the table below.

Year	Date Declared	Date Paid	Per Share Amount
2008	February 28, 2008	April 1, 2008	20 cents
	April 24, 2008	July 1, 2008	20 cents

2007	February 22, 2007	April 2, 2007	12.5 cents
	April 26 2007	July 2, 2007	12.5 cents

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

During the six months ended June 30, 2008, we had noncash investing activity of $4.5 million related to capital expenditures incurred, but not paid, for the construction of the office building by Foundry Park I, LLC (Foundry Park I).

2.	Discontinued Operations

On June 15, 2007, Ethyl Corporation (Ethyl) and Innospec Inc. (Innospec) resolved all pending arbitration actions commenced in 2006 between the subsidiaries of Innospec and Ethyl arising out of the tetraethyl lead (TEL) marketing agreements and the North American TEL supply agreement between the companies and terminated the marketing agreements effective April 1, 2007. Accordingly, the previous operations under the TEL marketing agreements are reported as “Discontinued operations” in the Consolidated Statements of Income for all periods presented. The gain on the termination of this business for the second quarter 2007 and six months 2007 was $21.2 million ($13.5 million after tax). The income from operations of the discontinued business amounted to $3.5 million ($2.2 million after tax) and occurred during the first quarter 2007.

Our June 30, 2008 and December 31, 2007 Consolidated Balance Sheets do not include any assets or liabilities of the discontinued operations. The Consolidated Statements of Cash Flows summarizes the activity of discontinued and continuing operations together.

3.	Asset Retirement Obligations

The following table illustrates the activity associated with our asset retirement obligations for the six months ended June 30, 2008 and the year ended December 31, 2007.

	June 30 2008	December 31 2007
	(in thousands)
Asset retirement obligations, beginning of period	$5,048	$5,268
Accretion expense	153	485
Liabilities settled	(771)	(1,916)
Changes in expected cash flows and timing	(688)	1,016
Foreign currency impact	(7)	195

Asset retirement obligations, end of period	$3,735	$5,048

4.	Segment Information

The tables below show our consolidated segment net sales, operating profit (including a reconciliation of segment operating profit to income from continuing operations before income taxes), and depreciation and amortization.

Beginning with the first quarter 2008, we are reporting our real estate development activities in segment operating profit. Because of the current immateriality of the real estate development operating segment, its results are reported in the “All other” category. The real estate development operating segment primarily represents the activities of Foundry Park I, a wholly-owned subsidiary of NewMarket Development Corporation (NewMarket Development). In January 2007, Foundry Park I entered into a Deed of Lease Agreement with MeadWestvaco Corporation (MeadWestvaco) under which it will lease an office building which we will construct on approximately three acres. We intend to build the office to the specifications of MeadWestvaco, as they will be the sole tenant of the facility. The construction phase of this effort is expected to last until late 2009, at which time MeadWestvaco will occupy the building and use it as their corporate headquarters. For 2008 and most of 2009, we will be capitalizing the costs of the project and the financing expenses.

Also included in the “All other” category is the continuing operations of the TEL business (primarily sales of TEL in North America), as well as certain contract manufacturing Ethyl provides to Afton Chemical Corporation (Afton) and to third parties.

Segment Net Sales

(in millions)

	Second Quarter Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Petroleum additives	$421.0	$338.3	$801.6	$645.1
All other	4.9	5.7	6.6	8.7

Consolidated net sales	$425.9	$344.0	$808.2	$653.8

Segment Operating Profit (in millions)

	Second Quarter Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Petroleum additives (a)	$31.6	$36.5	$69.4	$65.5
All other	2.0	(3.8)	0.5	(5.0)

Segment operating profit	33.6	32.7	69.9	60.5
Corporate, general, and administrative expenses	(3.6)	(3.3)	(7.5)	(7.2)
Interest and financing expenses, net	(2.9)	(2.8)	(5.9)	(5.8)
Other income, net	0.1	0.7	0.7	1.1

Income from continuing operations before income taxes	$27.2	$27.3	$57.2	$48.6

(a)	Petroleum additives segment operating profit in 2008 includes a gain of $3.2 million from a legal settlement related to raw materials.

Segment Depreciation and Amortization

(in millions)

	Second Quarter Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Petroleum additives	$6.5	$6.4	$12.9	$12.7
All other	—	—	—	—
Corporate (a)	0.6	0.6	1.2	2.1

Total depreciation and amortization	$7.1	$7.0	$14.1	$14.8

(a)	The amortization of the prepayment for services was $1 million in 2007 and was included in Discontinued Operations on the Consolidated Statements of Income.

5.	Pension and Postretirement Benefit Plans

During the six months ended June 30, 2008, we made contributions of approximately $2.8 million for domestic pension plans and approximately $660 thousand for domestic postretirement benefit plans. We expect to make total contributions in 2008 of approximately $7 million for our domestic pension plans and approximately $1 million for our domestic postretirement benefit plans.

We made contributions of approximately $4.0 million for our foreign pension plans and approximately $80 thousand for a foreign postretirement benefit plan during the six months ended June 30, 2008. During 2008, we expect to make total contributions of approximately $8 million for our foreign pension plans and approximately $160 thousand for our foreign postretirement benefit plan.

The tables below present information on periodic benefit cost for our pension and postretirement benefit plans.

	Domestic
	Pension Benefits		Postretirement Benefits
	Second Quarter Ended June 30
	2008	2007	2008	2007
	(in thousands)
Service cost	$1,283	$1,183	$283	$360
Interest cost	1,842	1,587	952	1,013
Expected return on plan assets	(1,954)	(1,700)	(415)	(471)
Amortization of prior service cost (credit)	73	7	3	(5)
Amortization of net loss (gain)	428	542	(7)	—

	$1,672	$1,619	$816	$897

	Domestic
	Pension Benefits		Postretirement Benefits
	Six Months Ended June 30
	2008	2007	2008	2007
	(in thousands)
Service cost	$2,566	$2,366	$567	$721
Interest cost	3,684	3,173	1,903	2,025
Expected return on plan assets	(3,908)	(3,401)	(831)	(942)
Amortization of prior service cost (credit)	146	15	6	(10)
Amortization of net loss (gain)	856	1,084	(13)	—

	$3,344	$3,237	$1,632	$1,794

	Foreign
	Pension Benefits		Postretirement Benefits
	Second Quarter Ended June 30
	2008	2007	2008	2007
	(in thousands)
Service cost	$757	$715	$4	$5
Interest cost	1,503	1,271	34	29
Expected return on plan assets	(1,484)	(1,316)	—	—
Amortization of prior service cost	21	20	—	—
Amortization of transition asset	(10)	(9)	14	12
Amortization of net loss	357	378	11	15

	$1,144	$1,059	$63	$61

	Foreign
	Pension Benefits		Postretirement Benefits
	Six Months Ended June 30
	2008	2007	2008	2007
	(in thousands)
Service cost	$1,510	$1,416	$9	$9
Interest cost	3,000	2,522	68	57
Expected return on plan assets	(2,973)	(2,612)	—	—
Amortization of prior service cost	42	39	—	—
Amortization of transition asset	(20)	(17)	27	23
Amortization of net loss	714	751	22	30

	$2,273	$2,099	$126	$119

6.	Earnings Per Share

Basic and diluted earnings per share from continuing operations are calculated as shown in the table below. Options are not included in the computation of diluted earnings per share when the option exercise price exceeds the average market price of the underlying common share, as the impact on earnings per share would be anti-dilutive. We had no anti-dilutive options that were excluded from the calculation of earnings per share for any period presented.

	Second Quarter Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
	(in thousands, except per-share amounts)
Basic earnings per share
Numerator:
Income from continuing operations	$17,624	$17,439	$37,396	$31,464

Denominator:
Weighted-average number of shares of common stock outstanding	15,488	17,296	15,473	17,295

Basic earnings per share from continuing operations	$1.14	$1.01	$2.42	$1.82

Diluted earnings per share
Numerator:
Income from continuing operations	$17,624	$17,439	$37,396	$31,464

Denominator:
Weighted-average number of shares of common stock outstanding	15,488	17,296	15,473	17,295
Shares issuable upon exercise of stock options	68	115	84	116

Total shares	15,556	17,411	15,557	17,411

Diluted earnings per share from continuing operations	$1.13	$1.00	$2.40	$1.81

7.	Intangibles, net of amortization

The following table provides certain information related to our intangible assets. All of the intangibles relate to the petroleum additives segment.

	Identifiable Intangibles
	June 30 2008		December 31 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Amortizing intangible assets
Formulas	$85,910	$51,218	$85,910	$48,956
Contracts	10,376	2,589	10,376	1,775

	$96,286	$53,807	$96,286	$50,731

Amortization expense amounted to $1.6 million for the second quarter 2008, $3.1 million for six months 2008, $1.5 million for second quarter 2007, and $3.1 million for six months 2007.

Estimated annual amortization expense related to our intangible assets for the next five years is expected to be (in thousands):

2008	$6,152
2009	$6,152
2010	$6,152
2011	$6,079
2012	$4,972

We amortize the cost of intangible assets by the straight-line method over their economic lives. We generally amortize contracts over five to ten years. We generally amortize formulas over 20 years.

8.	Long-term Debt

Long-term debt consisted of the following:

	June 30 2008	December 31 2007
	(in thousands)
Senior notes - 7.125% due 2016	$150,000	$150,000
Foundry Park I construction loan	21,145	5,298
Capital lease obligations	2,136	2,499

	173,281	157,797
Current maturities of long-term debt	(759)	(736)

	$172,522	$157,061

Foundry Park I and NewMarket Corporation entered into a construction loan agreement with a group of banks on August 7, 2007 to borrow up to $116 million to fund the development and construction of an office building. The construction loan bears interest at LIBOR plus a margin of 140 basis points. The term of the loan is for a period of 36 months and is unconditionally guaranteed by NewMarket Corporation. No principal reduction payment is due during the construction period. As a condition of the construction loan and concurrently with the closing of the loan, Foundry Park I also obtained interest rate risk protection in the form of an interest rate swap (swap). The objective in obtaining the swap was to manage our exposure to interest rate movements and add stability to capitalized interest expense. The interest rate swap involves the receipt of variable-rate amounts based on LIBOR in exchange for fixed-rate payments over the life of the agreement without exchange of the underlying notional amount. The fixed-rate payments are at a rate of 4.975%. The notional amount of the swap was approximately $28.2 million at June 30, 2008 and $8.2 million at December 31, 2007 and accretes to approximately $94 million over the term of the swap. The accreting notional amount is necessary to maintain the swap notional at an amount that represents approximately 85% of the projected construction loan principal balance over the loan term. The maturity date of the swap is January 1, 2010.

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

The fair value of the swap was approximately $1.6 million at both June 30, 2008 and December 31, 2007 and was recorded in other noncurrent liabilities on the Consolidated Balance Sheets. The net unrealized loss of approximately $1.5 million ($1.0 million, net of tax) at June 30, 2008 and $1.6 million ($1.0 million, net of tax) at December 31, 2007 is recorded as a component of accumulated other comprehensive loss in shareholders’ equity on the Consolidated Balance Sheets. Hedge ineffectiveness of approximately $100 thousand expense at June 30, 2008 and $20 thousand expense at December 31, 2007 was recognized and recorded in other income, net on the Consolidated Statements of Income. Also recorded as a component of accumulated other comprehensive loss in shareholders’ equity on the Consolidated Balance Sheets was the net amount of swap receipts and payments made since the inception of the swap. This amounted to approximately $100 thousand, net of tax effects, at June 30, 2008 and $3 thousand, net of tax effects, at December 31, 2007. Any amounts remaining in accumulated other comprehensive loss related to the swap will be recognized in the Consolidated Statements of Income over the depreciable life of the office building beginning at the completion of the construction project, which is expected to be late 2009. No related amounts currently recognized in accumulated other comprehensive loss are expected to be reclassified into earnings over the next twelve months.

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

At a former TEL plant site located in the state of Louisiana, we have substantially completed environmental remediation and will be monitoring the site for an extended period. The accrual for this site was approximately $9.2 million at June 30, 2008 and $9.6 million at December 31, 2007. We based these amounts on the best estimate of future costs discounted at approximately 1% to 2% in 2008 and 2% in 2007. We incorporated an inflation factor in determining the discount rate. The undiscounted liability was $10.1 million at June 30, 2008 and $10.5 million at December 31, 2007. The expected payments for each of the next five years amount to approximately $600 thousand. Expected payments thereafter amount to $8 million.

For a plant site in Houston, Texas, we have an accrual of $7.9 million at June 30, 2008 and $8.5 million at December 31, 2007 for environmental remediation, dismantling, and decontamination. Included in these amounts are $6.6 million at June 30, 2008 and $6.9 million December 31, 2007 for remediation. A portion of the liability for this site is discounted at approximately 3% at June 30, 2008 and 4% at December 31, 2007 and includes an inflation factor. The undiscounted liability for this site was $8.9 million at June 30, 2008 and $9.5 million at December 31, 2007. The expected payments for each of the next five years amount to approximately $400 thousand for the portion of the site which is discounted. Expected payments thereafter amount to approximately $3 million.

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

Our total accruals for environmental remediation were approximately $21.9 million at June 30, 2008 and $22.3 million at December 31, 2007. In addition to the accruals for environmental remediation, we also have accruals for dismantling and decommissioning costs of $1.7 million at June 30, 2008 and $2.7 million at December 31, 2007.

10.	Comprehensive Income and Accumulated Other Comprehensive Loss

The components of comprehensive income consist of the following:

	Second Quarter Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
	(in thousands)
Net income	$17,624	$30,926	$37,396	$47,168
Other comprehensive income, net of tax
Pension plans and other postretirement benefits adjustments	590	706	1,181	1,254
Unrealized gain (loss) on derivative instruments	508	72	(88)	129
Foreign currency translation adjustments	268	1,293	3,532	2,623

Other comprehensive income	1,366	2,071	4,625	4,006

Comprehensive income	$18,990	$32,997	$42,021	$51,174

The components of accumulated other comprehensive loss consist of the following:

	June 30 2008	December 31 2007
	(in thousands)
Pension plans and other postretirement benefit adjustments	$(33,372)	$(34,553)
Accumulated loss on derivative instruments	(1,070)	(982)
Foreign currency translation adjustments	4,707	1,175

Accumulated other comprehensive loss	$(29,735)	$(34,360)

11.	Fair Value Measurements

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

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our Consolidated Balance Sheets, we have elected not to record any other assets or liabilities at fair value, as permitted by SFAS 159. No events occurred during the six months ended June 30, 2008 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

	Amount in Consolidated Balance Sheets June 30	Fair Value June 30	Fair Value Measurements Using
	2008	2008	Level 1	Level 2	Level 3
Money market funds	$5,200	$5,200	$5,200	$—	$—
Interest rate swap liability	$1,657	$1,657	$—	$1,657	$—
Foreign currency forward contracts liability	$80	$80	$—	$80	$—

We determine the fair value of the derivative instruments shown in the table above by using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each instrument. The analysis reflects the contractual terms of the derivatives, including the period to maturity and uses observable market-based inputs.

The fair value of the interest rate swap is determined using the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments. The variable cash payments are based on an expectation of future interest rates derived from observable market interest rate curves. The fair value of the foreign currency forward contracts is based on interest differentials between the geographical areas and market forward points. In determining the fair value measurements, we incorporate credit valuation adjustments to appropriately reflect both our nonperformance risk and the counterparties’ nonperformance risk.

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustment associated with the derivatives utilizes Level 3 inputs. These Level 3 inputs include estimates of current credit spreads to evaluate the likelihood of default by both us and the counterparties to the derivatives. As of June 30, 2008, we have assessed the significance of the impact of the credit valuation adjustment on the overall valuation of our derivatives and have determined that the credit valuation adjustment is not significant to the overall valuation of the derivatives. Accordingly, we have determined that our derivative valuations should be classified in Level 2 of the fair value hierarchy.

12.	Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (SFAS 157). The standard defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. The standard was effective for fiscal years beginning after November 15, 2007. In February 2007, the FASB issued FSP 157-1 and FSP 157-2. FSP 157-1 amends SFAS 157 to exclude FASB Statement No. 13, “Accounting for Leases” and other accounting pronouncements that address fair value measurements of leases from the provisions of SFAS 157. FSP 157-2 delays the effective date of SFAS 157 for most nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. Except for additional disclosure requirements, we do not expect the full adoption of SFAS 157, or the related FSPs, to have a significant impact on our financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160, “Noncontrolling Interest in Consolidated Financial Statements – an amendment of ARB No. 51” (SFAS 160). SFAS 160 changes reporting standards for noncontrolling interests in a subsidiary. The standard is effective for fiscal years beginning on or after December 15, 2008. We do not expect the adoption of SFAS 160 to have a significant impact on our financial statements.

Also in December 2007, the FASB issued Statement of Financial Accounting Standard No. 141 (Revised 2007), “Business Combinations” (SFAS 141(R). In addition to clarifying required disclosures in a business combination, SFAS 141(R) established requirements of how the acquirer should recognize and measure identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquired entity. The statement also clarifies the recognition and measurement of goodwill acquired in a business combination and a gain from a bargain purchase. Additionally, costs incurred to effect the acquisition are to be recognized separately from the acquisition and expensed as incurred. The standard is effective for fiscal years beginning on or after December 15, 2008. Unless we were to make an acquisition, we do not expect the adoption of SFAS 160 to have a significant impact on our financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 requires enhanced disclosures surrounding the use and financial reporting of derivative instruments and hedging activities. The standard is effective for fiscal years and interim periods beginning after November 15, 2008. We are evaluating any potential impact of the adoption of SFAS 161 on our financial statements.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 clarifies the necessary considerations when developing renewal and extension assumptions in determining the useful life of a recognizable intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective for fiscal years beginning after December 15, 2008. We do not expect FSP 142-3 to have a significant impact on our financial statements.

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

Ethyl Corporation

Ethyl Asia Pacific LLC

Ethyl Canada Holdings, Inc.

NewMarket Development Corporation

NewMarket Investment Company

NewMarket Services Corporation

Old Town LLC

Foundry Park I, LLC

Gamble’s Hill, LLC

Gamble’s Hill Landing, LLC

Gamble’s Hill Tredegar, LLC

Afton Chemical Corporation

Afton Chemical Asia Pacific LLC

Afton Chemical Canada Holdings, Inc.

Afton Chemical Japan Holdings, Inc.

Afton Chemical Additives Corporation

Afton Chemical Intangibles LLC

The Edwin Cooper Corporation

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

The following sets forth the Consolidating Statements of Income for the second quarter and six months ended June 30, 2008 and June 30, 2007, Consolidating Balance Sheets as of June 30, 2008 and December 31, 2007, and Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2008 and June 30, 2007 for the Parent Company, the Guarantor Subsidiaries, and Non-Guarantor Subsidiaries. The financial information is based on our understanding of the SEC’s interpretation and application of Rule 3-10 of the SEC Regulation S-X.

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

NewMarket Corporation and Subsidiaries

Consolidating Statements of Income

Second Quarter Ended June 30, 2008

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$—	$226,806	$199,076	$—	$425,882
Cost of goods sold	—	163,668	180,021	—	343,689

Gross profit	—	63,138	19,055	—	82,193
Selling, general, and administrative expenses	1,209	25,160	4,130	—	30,499
Research, development, and testing expenses	—	16,058	5,821	—	21,879

Operating (loss) profit	(1,209)	21,920	9,104	—	29,815
Interest and financing expenses (income), net	2,990	(303)	186	—	2,873
Other income, net	24	136	140	—	300

(Loss) income from continuing operations before income taxes and equity income of subsidiaries	(4,175)	22,359	9,058	—	27,242
Income tax (benefit) expense	(2,071)	8,863	2,826	—	9,618
Equity income of subsidiaries	19,728	—	—	(19,728)	—

Net income	$17,624	$13,496	$6,232	$(19,728)	$17,624

NewMarket Corporation and Subsidiaries

Consolidating Statements of Income

Second Quarter Ended June 30, 2007

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$—	$185,845	$158,168	$—	$344,013
Cost of goods sold	—	133,654	134,841	—	268,495

Gross profit	—	52,191	23,327	—	75,518
Selling, general, and administrative expenses	555	21,816	4,675	—	27,046
Research, development, and testing expenses	—	15,402	3,698	—	19,100

Operating (loss) profit	(555)	14,973	14,954	—	29,372
Interest and financing expenses (income), net	2,954	(346)	219	—	2,827
Other income, net	466	120	171	—	757

(Loss) income from continuing operations before income taxes and equity income of subsidiaries	(3,043)	15,439	14,906	—	27,302
Income tax (benefit) expense	(834)	6,120	4,577	—	9,863
Equity income of subsidiaries	33,135	—	—	(33,135)	—

Income from continuing operations	30,926	9,319	10,329	(33,135)	17,439
Gain on settlement of discontinued business (net of tax)	—	9,832	3,655	—	13,487

Net income	$30,926	$19,151	$13,984	$(33,135)	$30,926

NewMarket Corporation and Subsidiaries

Consolidating Statements of Income

Six Months Ended June 30, 2008

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$—	$427,878	$380,354	$—	$808,232
Cost of goods sold	—	298,812	345,624	—	644,436

Gross profit	—	129,066	34,730	—	163,796
Selling, general, and administrative expenses	2,488	48,316	8,468	—	59,272
Research, development, and testing expenses	—	31,332	10,776	—	42,108

Operating (loss) profit	(2,488)	49,418	15,486	—	62,416
Interest and financing expenses (income), net	6,057	(553)	384	—	5,888
Other income (expense), net	336	(47)	390	—	679

(Loss) income from continuing operations before income taxes and equity income of subsidiaries	(8,209)	49,924	15,492	—	57,207
Income tax (benefit) expense	(5,410)	19,610	5,611	—	19,811
Equity income of subsidiaries	40,195	—	—	(40,195)	—

Net income	$37,396	$30,314	$9,881	$(40,195)	$37,396

NewMarket Corporation and Subsidiaries

Consolidating Statements of Income

Six Months Ended June 30, 2007

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$—	$357,345	$296,464	$—	$653,809
Cost of goods sold	77	253,041	255,744	—	508,862

Gross (loss) profit	(77)	104,304	40,720	—	144,947
Selling, general, and administrative expenses	2,741	41,639	9,421	—	53,801
Research, development, and testing expenses	—	30,421	7,490	—	37,911

Operating (loss) profit	(2,818)	32,244	23,809	—	53,235
Interest and financing expenses (income), net	5,951	(583)	421	—	5,789
Other income, net	758	259	130	—	1,147

(Loss) income from continuing operations before income taxes and equity income of subsidiaries	(8,011)	33,086	23,518	—	48,593
Income tax (benefit) expense	(3,113)	12,869	7,373	—	17,129
Equity income of subsidiaries	52,066	—	—	(52,066)	—

Income from continuing operations	47,168	20,217	16,145	(52,066)	31,464
Gain on settlement of discontinued business (net of tax)	—	9,832	3,655	—	13,487
Income from operations of discontinued business
(net of tax)	—	1,849	368	—	2,217

Net income	$47,168	$31,898	$20,168	$(52,066)	$47,168

NewMarket Corporation and Subsidiaries

Consolidating Balance Sheets

June 30, 2008

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$5,395	$5,594	$28,803	$—	$39,792
Trade and other accounts receivable, net	3,599	117,253	133,687	—	254,539
Amounts due from affiliated companies	16,077	71,588	33,564	(121,229)	—
Inventories	—	112,033	102,511	—	214,544
Deferred income taxes	1,818	4,745	8,443	—	15,006
Prepaid expenses and other current assets	467	3,102	1,305	—	4,874

Total current assets	27,356	314,315	308,313	(121,229)	528,755

Amounts due from affiliated companies	—	22,051	5,500	(27,551)	—

Property, plant and equipment, at cost	—	672,750	151,172	—	823,922
Less accumulated depreciation & amortization	—	492,694	122,455	—	615,149

Net property, plant and equipment	—	180,056	28,717	—	208,773

Investment in consolidated subsidiaries	505,606	—	—	(505,606)	—
Prepaid pension cost	—	2,663	2,542	—	5,205
Deferred income taxes	26,667	(6,557)	3,015	—	23,125
Other assets and deferred charges	5,328	14,143	2,820	—	22,291
Intangibles, net of amortization	—	42,479	—	—	42,479

Total assets	$564,957	$569,150	$350,907	$(654,386)	$830,628

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$147	$85,200	$42,243	$—	$127,590
Accrued expenses	7,485	31,818	12,630	—	51,933
Dividends payable	2,807	—	—	—	2,807
Book overdraft	468	3,572	—	—	4,040
Amounts due to affiliated companies	9,133	27,462	84,634	(121,229)	—
Long-term debt, current portion	—	759	—	—	759
Income taxes payable	(16,587)	17,655	2,141	—	3,209

Total current liabilities	3,453	166,466	141,648	(121,229)	190,338

Long-term debt	150,000	22,522	—	—	172,522
Amounts due to affiliated companies	—	5,500	22,051	(27,551)	—
Other noncurrent liabilities	64,351	38,305	17,959	—	120,615

Total liabilities	217,804	232,793	181,658	(148,780)	483,475

Shareholders’ equity:
Common stock and paid-in capital	1,131	204,781	75,127	(279,908)	1,131
Accumulated other comprehensive loss	(29,735)	(5,168)	(14,595)	19,763	(29,735)
Retained earnings	375,757	136,744	108,717	(245,461)	375,757

Total shareholders’ equity	347,153	336,357	169,249	(505,606)	347,153

Total liabilities and shareholders’ equity	$564,957	$569,150	$350,907	$(654,386)	$830,628

NewMarket Corporation and Subsidiaries

Consolidating Balance Sheets

December 31, 2007

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$18,899	$13,673	$39,300	$—	$71,872
Trade and other accounts receivable, net	3,380	89,350	114,460	—	207,190
Amounts due from affiliated companies	24,844	49,006	31,584	(105,434)	—
Inventories	—	100,399	93,295	—	193,694
Deferred income taxes	1,825	8,482	8,420	—	18,727
Prepaid expenses and other current assets	574	1,748	1,236	—	3,558

Total current assets	49,522	262,658	288,295	(105,434)	495,041

Amounts due from affiliated companies	—	20,850	—	(20,850)	—

Property, plant and equipment, at cost	—	647,561	142,073	—	789,634
Less accumulated depreciation & amortization	—	490,055	116,017	—	606,072

Net property, plant and equipment	—	157,506	26,056	—	183,562

Investment in consolidated subsidiaries	456,630	—	—	(456,630)	—
Prepaid pension cost	—	2,461	155	—	2,616
Deferred income taxes	25,440	(8,480)	4,436	—	21,396
Other assets and deferred charges	5,881	14,964	1,919	—	22,764
Intangibles, net of amortization	—	45,555	—	—	45,555

Total assets	$537,473	$495,514	$320,861	$(582,914)	$770,934

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$43	$68,689	$35,904	$—	$104,636
Accrued expenses	6,174	38,936	11,933	—	57,043
Dividends payable	3,154	—	—	—	3,154
Book overdraft	41	6,208	—	—	6,249
Amounts due to affiliated companies	6,908	24,598	73,928	(105,434)	—
Long-term debt, current portion	—	736	—	—	736
Income taxes payable	(9,513)	12,343	3,013	—	5,843

Total current liabilities	6,807	151,510	124,778	(105,434)	177,661

Long-term debt	150,000	7,061	—	—	157,061
Amounts due to affiliated companies	—	—	20,850	(20,850)	—
Other noncurrent liabilities	63,659	38,251	17,295	—	119,205

Total liabilities	220,466	196,822	162,923	(126,284)	453,927

Shareholders’ equity:
Common stock and paid-in capital	5,235	251,709	75,185	(326,894)	5,235
Accumulated other comprehensive loss	(34,360)	(6,696)	(17,265)	23,961	(34,360)
Retained earnings	346,132	53,679	100,018	(153,697)	346,132

Total shareholders’ equity	317,007	298,692	157,938	(456,630)	317,007

Total liabilities and shareholders’ equity	$537,473	$495,514	$320,861	$(582,914)	$770,934

NewMarket Corporation and Subsidiaries

Condensed Consolidating Statements of Cash Flows

Six Months Ended June 30, 2008

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash (used in) provided from operating activities	$(12,752)	$11,347	$(1,462)	$—	$(2,867)

Cash flows from investing activities:
Capital expenditures	—	(9,831)	(3,367)	—	(13,198)
Foundry Park I capital expenditures	—	(18,798)	—	—	(18,798)
Proceeds from interest rate lock agreement	—	1,050	—	—	1,050
(Increase) decrease in intercompany loans	(4,325)	213	(5,500)	9,612	—
Cash dividends from subsidiaries	15,073	—	—	(15,073)	—

Cash provided from (used in) investing activities	10,748	(27,366)	(8,867)	(5,461)	(30,946)

Cash flows from financing activities:
Draws on Foundry Park I construction loan	—	15,847	—	—	15,847
Repurchases of common stock	(6,811)	—	—	—	(6,811)
Dividends	(6,247)	(15,073)	—	15,073	(6,247)
Change in book overdraft, net	427	(2,636)	—	—	(2,209)
Payment for financing of intangible asset	—	(500)	—	—	(500)
Proceeds from exercise of stock options	231	—	—	—	231
Excess tax benefits from stock-based payment arrangements	900	—	—	—	900
Repayment of intercompany note payable	—	—	(213)	213	—
Financing from affiliated companies	—	9,825	—	(9,825)	—
Payments on the capital lease	—	(363)	—	—	(363)

Cash (used in) provided from financing activities	(11,500)	7,100	(213)	5,461	848

Effect of foreign exchange on cash and cash equivalents	—	840	45	—	885

Decrease in cash and cash equivalents	(13,504)	(8,079)	(10,497)	—	(32,080)
Cash and cash equivalents at beginning of year	18,899	13,673	39,300	—	71,872

Cash and cash equivalents at end of period	$5,395	$5,594	$28,803	$—	$39,792

NewMarket Corporation and Subsidiaries

Condensed Consolidating Statements of Cash Flows

Six Months Ended June 30, 2007

(in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash (used in) provided from operating activities	$(11,557)	$59,532	$(2,065)	$—	$45,910

Cash flows from investing activities:
Capital expenditures	—	(17,151)	(2,580)	—	(19,731)
Foundry Park I capital expenditures	—	(2,169)	—	—	(2,169)
Foundry Park I deferred leasing costs	—	(3,599)	—	—	(3,599)
Proceeds from settlement and termination of TEL marketing agreements	—	—	28,000	—	28,000
Payment for interest rate lock agreement	—	(1,110)	—	—	(1,110)
Payment for acquisition of intangible asset	—	(2,400)	—	—	(2,400)
Cash dividends from subsidiaries	26,690	—	—	(26,690)	—
(Increase) decrease in intercompany loans	(275)	(1,000)	2,632	(1,357)	—
Other, net	—	—	(504)	—	(504)

Cash provided from (used in) investing activities	26,415	(27,429)	27,548	(28,047)	(1,513)

Cash flows from financing activities:
Draws on Foundry Park I bridge loan	5,595	—	—	—	5,595
Repayment of 8.875% senior notes	(250)	—	—	—	(250)
Dividends	(2,345)	(26,690)	—	26,690	(2,345)
Change in book overdraft, net	71	440	—	—	511
Debt issuance costs	(129)	—	—	—	(129)
Proceeds from exercise of stock options	27	—	—	—	27
Financing from affiliated companies	—	275	1,000	(1,275)	—
Repayment of intercompany payable	—	(2,632)	—	2,632	—
Payments on the capital lease	—	(340)	—	—	(340)

Cash provided from (used in) financing activities	2,969	(28,947)	1,000	28,047	3,069

Effect of foreign exchange on cash and cash equivalents	—	284	315	—	599

Increase in cash and cash equivalents	17,827	3,440	26,798	—	48,065
Cash and cash equivalents at beginning of year	19,688	8,211	32,401	—	60,300

Cash and cash equivalents at end of period	$37,515	$11,651	$59,199	$—	$108,365

14.	Subsequent Event

On July 31, 2008, our Board of Directors declared a quarterly dividend in the amount of 20 cents per share on our common stock. The dividend is payable October 1, 2008 to shareholders of record at the close of business on September 15, 2008.

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

These factors include, but are not limited to, increases in product cost and our ability to increase prices, timing of sales orders, gain or loss of significant customers, competition from other manufacturers and resellers, resolution of environmental liabilities, changes in the demand for our products, significant changes in new product introduction, the impact of fluctuations in foreign exchange rates on reported results of operations, changes in various markets, geopolitical risks in certain of the countries in which we conduct business, our ability to complete the construction of the office building for MeadWestvaco within budget and in a timely manner, and other factors detailed from time to time in the reports we file with the SEC, including the risk factors in Item 1A, “Risk Factors,” in the 2007 Annual Report. Readers are urged to review and consider carefully the disclosures we make in our filings with the SEC.

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

Overview

Our results for the first half of 2008 continue to reflect improvements in net sales and product shipments as compared to the first half of 2007. The petroleum additives segment has experienced significant negative impact on operating margins, as we continue to experience increases in the cost of several of our key raw materials. We are implementing price increases in the marketplace to recover these costs. Despite the increasing costs, we believe our petroleum additives segment results reflect our success in providing our customers with quality products, specific technical services, and marketing solutions that enhance their position in the marketplace.

During January 2008, we purchased 124,855 shares of common stock at an average price of $54.55, including transaction fees. The purchase of all shares was under a previously approved share repurchase program. Approximately $10 million remains available for repurchases under this authorization.

Our balance sheet remains strong at June 30, 2008 with approximately $40.0 million of cash and cash equivalents.

Results of Operations

Net Sales

Our consolidated net sales for the second quarter 2008 amounted to $425.9 million, representing an increase of approximately 24% from the 2007 level of $344.0 million. Six months 2008 consolidated net sales were $808.2 million, also an increase of approximately 24% over the 2007 level of $653.8 million. The table below shows our consolidated segment net sales.

Segment Net Sales

(in millions)

	Second Quarter Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Petroleum additives	$421.0	$338.3	$801.6	$645.1
All other	4.9	5.7	6.6	8.7

Consolidated net sales	$425.9	$344.0	$808.2	$653.8

Petroleum Additives Segment

Petroleum additives net sales in the second quarter 2008 of $421.0 million were up $82.7 million, or approximately 24%, from $338.3 million in the second quarter 2007. The increase in net sales reflects higher selling prices, including a significant favorable foreign currency impact reflecting the weakness of the U.S. Dollar versus the other currencies in which we conduct business. In addition, net sales increased due to higher product shipments. The volumes of product shipments were 15% higher during second quarter 2008 as compared to second quarter 2007. The increase in shipments was across all major product lines, but predominantly in lubricant additives product lines.

The six months 2008 petroleum additives net sales of $801.6 million were also approximately 24% higher when compared to the six months 2007 level of $645.1 million. Similar to the second quarter results, the increase between the two six months periods reflects higher selling prices, a significant favorable foreign currency impact, and higher product shipments. While all major product lines reflected higher shipments, the majority of the product shipment increase was in the lubricant additive product lines.

The table below details the approximate components of the increase between the two second quarter and six months periods. Approximately 45% of the change in selling prices and customer mix in the table below for the second quarter is the result of the favorable foreign currency impact. For six months, the favorable foreign currency impact contributed approximately 50% of the change in selling prices and customer mix reflected in the table below.

	Second Quarter	Six Months
	(in millions)
Period ended June 30, 2007	$338.3	$645.1
Change in shipments and product mix	48.6	102.9
Change in selling prices and customer mix	34.1	53.6

Period ended June 30, 2008	$421.0	$801.6

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

In January 2007, Foundry Park I entered into a Deed of Lease Agreement with MeadWestvaco under which it will lease an office building which we will construct on approximately three acres. We intend to build the office to the specifications of MeadWestvaco, as they will be the sole tenant of the facility. The construction phase of this effort is expected to last until late 2009, at which time MeadWestvaco will occupy the building and use it as their corporate headquarters. For 2008 and most of 2009, we will be capitalizing the costs of the project and the financing expenses. When the building is occupied and we begin receiving the rental revenues, we expect that Foundry Park I will be cash flow positive and accretive to our earnings.

Also included in the “All other” category is the continuing operations of the TEL business (primarily sales of TEL in North America), as well as certain contract manufacturing Ethyl provides to Afton and to third parties.

The table below reports segment operating profit for the second quarter and six months ended June 30, 2008 and June 30, 2007.

Segment Operating Profit

(in millions)

	Second Quarter Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Petroleum additives	$31.6	$36.5	$69.4	$65.5

All other	$2.0	$(3.8)	$0.5	$(5.0)

Petroleum Additives Segment

Petroleum additives operating profit decreased to $31.6 million from $36.5 million when comparing the 2008 and 2007 second quarter periods resulting in an operating profit margin of 7.5% for second quarter 2008 and 10.8% for second quarter 2007. The reduction in profit is spread across both the lubricant additives and fuel additives product lines.

The petroleum additives operating profit for six months 2008 increased $3.9 million when compared to six months 2007. This increase in operating profit between the two six months periods is reflected in the industrial additives and driveline additives product lines and was offset by a reduction in operating profit in the remaining product lines. The operating profit margin was 8.6% for six months 2008 and 10.2% for six months 2007. The 2008 six months period includes a gain of $3.2 million resulting from a legal settlement related to raw materials.

The change in operating profit between both the second quarter and six months periods was the result of several key factors, which are discussed below:

•	A significant reduction in operating margins due to rapidly rising raw material costs;

•	Continuing investments in selling, general, and administrative (SG&A) costs, as well as research, development, and testing (R&D) costs;

•	A favorable impact from increased selling prices;

•	A favorable impact from higher product shipments; and

•	A favorable impact from foreign exchange.

During both the second quarter 2008 and six months 2008 there has been a significant compression of operating margins due to the increased costs of raw materials. The cost of crude oil continues to reach record-high levels. Through the first six months of 2008, the cost of base oil in the United States increased approximately 50% from the end of 2007. At the same time, the supply of several of our other key raw materials is tight with rising costs. We are implementing price increases in the marketplace to attempt to recover these rising costs, but our operating margins are unfavorably impacted as our suppliers are able to raise our costs more quickly than we can increase selling prices to our customers.

SG&A expenses of the petroleum additives segment were approximately 18% higher when comparing the two second quarter periods and approximately 15% higher when comparing the two six months periods. The increase for both the second quarter and six months periods primarily resulted from higher personnel-related expenses. R&D expenses for second quarter 2008 increased approximately $2.8 million from second quarter 2007 levels. R&D expenses were approximately $4.2 million higher when comparing the two six months periods. The increase for both second quarter and six months was reflected across all product lines. We continue to spend to support our customers’ programs and to develop the technology required to remain a technology leader in this industry. The increasing demands that our customers place on us results in R&D costs increasing from year to year. We expect this to continue for the foreseeable future.

As a percentage of net sales, SG&A expenses combined with R&D expenses decreased from 12.0% for second quarter 2007 to 11.2% for second quarter 2008. Similarly, six months 2008 decreased to 11.4% from 12.5% for six months 2007. The decrease for both periods reflects larger increases in net sales as compared to the smaller increases in SG&A and R&D when comparing the two second quarter periods.

Partially offsetting the unfavorable impacts of operating margin compression, as well as increasing SG&A and R&D expenses, were the impacts of increased selling prices, higher product shipments, and favorable foreign currency. The impact of higher selling prices is discussed more fully in the Net Sales section above. Total product shipments were approximately 15% higher when comparing the two second quarter periods and approximately 17% higher when comparing the six months periods. A more complete discussion of the impact from higher shipments is presented in the Net Sales discussion above. Petroleum additives operating profit also benefitted from foreign currency. When the U.S. dollar is weak, as it is currently, versus the other currencies in which we conduct business, our revenues and costs are favorably impacted. We believe favorable foreign currency impacts contributed approximately $3 million to operating profit results when comparing the two second quarter periods and approximately $6 million when comparing the two six months periods.

The following discussion references the Consolidated Financial Statements beginning on page 3 of this Quarterly Report on Form 10-Q.

Interest and Financing Expenses, Net

Interest and financing expenses were $2.9 million for second quarter 2008 and $2.8 million for second quarter 2007. Six months 2008 amounted to $5.9 million, while six months 2007 was $5.8 million. While we did borrow under our revolving credit facility during the second quarter 2008 and six months 2008 periods, average interest rates were substantially unchanged from the same 2007 periods. The increase in interest and financing expenses from 2007 levels resulted from the borrowing under the revolving credit facility during 2008. We ended the six months 2008 with no outstanding borrowing under the revolving credit facility. We did not borrow under our revolving credit facility during 2007.

Other Income, Net

Other income, net was $300 thousand for second quarter 2008 and $800 thousand for second quarter 2007. Six months 2008 other income, net was $700 thousand, while six months 2007 was $1.1 million. The amounts for all periods primarily represent investment income earned on excess cash.

Income Taxes

Income taxes were $9.6 million for second quarter 2008 and $9.9 million for second quarter 2007. The effective tax rate on income from continuing operations was 35.3% for second quarter 2008 and 36.1% for second quarter 2007. The decrease in the effective tax rate from 2007 to 2008 resulted in substantially the entire decrease in income taxes between second quarter 2008 and second quarter 2007.

Six months 2008 income taxes were $19.8 million with an effective tax rate of 34.6%. The income taxes for six months 2007 were $17.1 million with an effective tax rate of 35.3%. The increase in income from continuing operations before income taxes from 2007 to 2008 resulted in an increase of $3.0 million in income taxes which was partially offset by the reduction in the effective tax rate resulting in a decrease in income taxes of $300 thousand.

Income taxes for all periods exclude income tax expense on discontinued operations.

Our deferred taxes are in a net asset position. Based on our current projections, we believe that we will recover the full benefit of our deferred tax assets and have therefore not recorded a valuation allowance.

Income from Continuing Operations

Income from continuing operations was $17.6 million or $1.13 per diluted share for second quarter 2008 as compared to $17.4 million or $1.00 per diluted share for second quarter 2007. Income from continuing operations was $37.4 million or $2.40 per diluted share for six months 2008 and included a gain of $3.2 million resulting from a legal settlement related to raw materials. Income from continuing operations for six months 2007 was $31.5 million or $1.81 per diluted share. The improvement in earnings per share from continuing operations in the second quarter 2008 and six months 2008 includes the benefit of the share repurchases made in 2007 as well as in the first quarter 2008.

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

The income from operations before tax of the discontinued business amounted to $3.5 million and occurred during the first quarter 2007. These results are presented in the Consolidated Statements of Income under “Discontinued operations.”

Net Income

Our net income for second quarter 2008 was $17.6 million or $1.13 per diluted share. This compares to net income for second quarter 2007 of $30.9 million or $1.78 per diluted share. Six months 2008 net income was $37.4 million, or $2.40 per diluted share, as compared to $47.2 million, or $2.71 per diluted share, for six months 2007.

Cash Flows, Financial Condition, and Liquidity

Cash and cash equivalents at June 30, 2008 were $39.8 million, which was a decrease of $32.1 million since December 31, 2007 and included a $900 thousand favorable impact from foreign currency translation.

Cash Flows – Operating Activities

Cash flows used in operating activities for the six months 2008 were $2.9 million. The primary use of cash included an increase of $56.5 million in certain working capital requirements, including higher accounts receivable and inventories, as well as lower accrued expenses, partially offset by an increase in accounts payable. The increase in accounts receivable, inventories, and accounts payable reflects the growth of petroleum additives operations, as well as higher product costs. The reduction in accrued expenses results primarily from the normal first quarter payment of certain expenses, including product-related costs and personnel-related costs.

Including the change in cash, we had working capital of $338.4 million at June 30, 2008 and $317.4 million at December 31, 2007. The current ratio was 2.78 to 1 at June 30, 2008 and 2.79 to 1 at December 31, 2007.

We expect that cash from operations, together with borrowing available under our revolving credit facility, will continue to be sufficient to cover our operating expenses for the foreseeable future.

Cash Flows – Investing Activities

Cash used in investing activities was $30.9 million during six months 2008 and included the return of $1.1 million for a deposit on an interest rate lock agreement related to the Foundry Park I project. We now meet the deposit requirement for the interest rate lock by posting letters of credit. Excluding the construction of the office building by Foundry Park I, we funded capital expenditures of $13.2 million through June 30, 2008. We estimate our total capital spending during 2008, excluding the capital expenditures by Foundry Park I, will be approximately $30 million to $35 million. We expect to continue to finance capital spending, excluding the expenditures for the construction of the office building by Foundry Park I, through cash on hand and cash provided from operations, together with borrowing available under our revolving credit facility.

We funded capital expenditures of $18.8 million related to the Foundry Park I project during six months 2008. We expect capital expenditures in 2008 related to the construction of the office building to be approximately $60 million with $6 million of that amount provided by cash from operations and the remainder being borrowed. Over the term of the construction project, we expect to borrow 85% of the total projected cost of construction of the office building by Foundry Park I and to fund the remaining cost of construction with cash on hand or borrowings under our revolving credit facility.

Cash Flows – Financing Activities

Cash provided from financing activities during six months 2008 amounted to $800 thousand. The use of cash included the repurchase of 124,855 shares of our common stock for $6.8 million, as well as the funding of dividends of $6.2 million. We also spent $500 thousand for payments on the fourth quarter 2006 acquisition of an intangible asset. Our book overdraft decreased $2.2 million.

Except for the Foundry Park I construction loan, our debt position is substantially unchanged since December 31, 2007. We had total long-term debt, including the current portion, of $173.3 million at June 30, 2008, representing an increase of approximately $15.5 million in our total debt since December 31, 2007. The increase resulted from draws on the Foundry Park I construction loan of $15.8 million, partially offset by payments on capital leases. Further information on our Foundry Park I construction loan and the related interest rate swap is discussed in the next section below.

In addition to the Foundry Park I construction loan, at June 30, 2008, we had outstanding senior notes in the aggregate principal amount of $150 million that bear interest at a fixed rate of 7.125% and are due in 2016.

We also have a $100 million revolving credit facility that bears interest at variable rates and is for general corporate purposes. The revolving credit facility includes a $50 million sub-facility for letters of credit. The facility matures on December 21, 2011. There were no borrowings outstanding at June 30, 2008 under the revolving credit facility. We had outstanding letters of credit of $6.7 million at June 30, 2008, resulting in the unused portion of the revolver amounting to $93.3 million.

Both the senior notes and the revolving credit facility contain covenants, representations, and events of default that management considers typical of credit agreements of this nature. We were in compliance with these covenants as of both June 30, 2008 and December 31, 2007.

As a percentage of total capitalization (total long-term debt and shareholders’ equity), our total debt increased from 33.2% at the end of 2007 to 33.3% at June 30, 2008. The slight change in the percentage was primarily the result of the increase in shareholders’ equity, offset by the increase in debt. The increase in shareholders’ equity reflects our earnings, partially offset by the impact of the stock repurchase program and dividend payments. Normally, we repay any outstanding long-term debt with cash from operations or refinancing activities.

Foundry Park I Construction Loan and Interest Rate Swap

Foundry Park I and NewMarket Corporation entered into a construction loan agreement with a group of banks on August 7, 2007 to borrow up to $116 million to fund the development and construction of an office building. The construction loan bears interest at LIBOR plus a margin of 140 basis points. The term of the loan is for a period of 36 months and is unconditionally guaranteed by NewMarket Corporation. No principal reduction payment is due during the construction period. As a condition of the construction loan and concurrently with the closing of the loan, Foundry Park I also obtained interest rate risk protection in the form of an interest rate swap. The objective in obtaining the swap was to manage our exposure to interest rate movements and add stability to capitalized interest expense. The interest rate swap involves the receipt of variable-rate amounts based on LIBOR in exchange for fixed-rate payments over the life of the agreement without exchange of the underlying notional amount. The fixed-rate payments are at a rate of 4.975%. The notional amount of the swap was approximately $28.2 million at June 30, 2008 and $8.2 million at December 31, 2007 and accretes to approximately $94 million over the term of the swap. The accreting notional amount is necessary to maintain the swap notional at an amount that represents approximately 85% of the projected construction loan principal balance over the loan term. The maturity date of the swap is January 1, 2010.

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

The fair value of the swap was approximately $1.6 million at both June 30, 2008 and December 31, 2007 and was recorded in other noncurrent liabilities on the Consolidated Balance Sheets. The net unrealized loss of approximately $1.5 million ($1.0 million, net of tax) at June 30, 2008 and $1.6 million ($1.0 million, net of tax) at December 31, 2007 is recorded as a component of accumulated other comprehensive loss in shareholders’ equity on the Consolidated Balance

Sheets. Hedge ineffectiveness of approximately $100 thousand expense at June 30, 2008 and $20 thousand expense at December 31, 2007 was recognized and recorded in other income, net on the Consolidated Statements of Income. Also recorded as a component of accumulated other comprehensive loss in shareholders’ equity on the Consolidated Balance Sheets was the net amount of swap receipts and payments made since the inception of the swap. This amounted to approximately $100 thousand, net of tax effects, at June 30, 2008 and $3 thousand, net of tax effects, at December 31, 2007. Any amounts remaining in accumulated other comprehensive loss related to the swap will be recognized in the Consolidated Statements of Income over the depreciable life of the office building beginning at the completion of the construction project, which is expected to be late 2009. No related amounts currently recognized in accumulated other comprehensive loss are expected to be reclassified into earnings over the next twelve months.

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

Intangibles, Net of Amortization

We had certain identifiable intangibles amounting to $42.5 million at June 30, 2008. These intangibles relate to our petroleum additives business and are being amortized over periods with up to approximately 8 years of remaining life. We continue to assess the market related to these intangibles, as well as their specific values, and believe the amortization periods and values are appropriate. We also evaluate these intangibles for any potential impairment when significant events or circumstances occur that might impair the value of these assets. These evaluations continue to support the value at which these identifiable intangibles are carried on our financial statements. However, if conditions were to substantially change in this market, it could possibly cause a reduction in the periods of this amortization charge or result in a noncash write-off of a portion of the intangibles’ carrying value. A reduction in the amortization period would have no effect on cash flows. We do not anticipate such a change in the market conditions.

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

Recently Issued Accounting Pronouncements

In the coming months, we will implement a number of recently issued accounting pronouncements. For a full discussion of the more significant pronouncements which may impact our financial statements, see the “Notes to Consolidated Financial Statements.”

Outlook

As we reach the middle of 2008, our business is performing well and demand is strong. Our facilities are operating at high rates, and we are meeting our customers’ demands while continuing to invest in R&D.

We are also experiencing unprecedented increases in our raw material costs. From the week ended May 7, 2008 to the week ended July 2, 2008, the posted price of certain base oil stocks increased 45% in the United States. Base oil represents the largest dollar purchase of our raw materials, and consequently, an increase in base oil costs alone will result in a significant increase in our raw material costs. In addition, our other raw materials continue to escalate in cost. This has resulted in significant negative pressure on our operating margins. To address this situation, we have been in the marketplace implementing price increases for our products with the objective of maintaining operating margins. We have had good success in our efforts, but as we raise selling prices, we have continued to experience additional increases in raw material costs. We generally experience a lag of two to three months between when our raw material costs increase and when we are able to effect a change in the selling price of our products. During 2008, this has resulted in us continuously seeking to recover the increasing costs. If raw material costs stabilize, so too will our operating margins. The outlook for raw material costs is mixed, as some predictions indicate continued cost increases, while others are forecasting decreasing or stabilizing costs. We are committed to recovering any further raw material costs increases.

With the prices of finished lubricants and gasoline at record high levels, there have been news reports of reduced consumption by the end consumer. We have currently not experienced that reduction in demand for our products. To the contrary, we have experienced an extremely strong demand for our products during the first half of 2008. Our view of the industry has not changed. It is a very low growth industry. Accordingly, we are somewhat concerned that we may experience lower demand in the second half of the year than we did in the first half. Currently, however, we have no indications from our customers that a decrease in demand will occur in the second half of 2008.

We continue to expect that 2008 petroleum additives operating profit will exceed the results of last year. The unpredictability of raw material costs, our ability to recover raw material costs increases in the marketplace, and the future demand for our products will be the variables that we will manage to meet that expectation.

Another impact of the rapid increase in raw material costs is the negative impact on cash flows. As we raise prices to recover those increases, we have more of our working capital committed to accounts receivables and inventories. We have had negative cash flow for the first half of 2008 and expect cash flow to be minimal for the remainder of the year, if current conditions continue.

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

Our project to develop a portion of our downtown Richmond, Virginia property continues to progress on schedule and within our cost estimates. It is our expectation that this will continue for the remainder of the project until completion in late 2009.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Other than our foreign currency risk, there have been no significant changes in our market risk from the information provided in the 2007 Annual Report.

All of the Euro-denominated forward contracts which we entered into during 2007 had matured by June 30, 2008. In April, 2008 we entered into $10.9 million of Euro-denominated forward contracts to minimize currency exposure from expected cash flows from foreign operations. The contracts have maturity dates in 2008. At June 30, 2008, there were $9.3 million remaining of these Euro-denominated contracts. With other variables held constant, a hypothetical 10% adverse change in the June 30, 2008 forward Euro rates would have resulted in a decrease of approximately $1 million in the value of the contracts.

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

There has been no change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

At the annual meeting of NewMarket shareholders held on April 24, 2008, the shareholders elected the directors nominated in the NewMarket Proxy Statement, dated March 11, 2008, with the following affirmative votes and votes withheld:

Director	Affirmative Votes	Votes Withheld
Phyllis L. Cothran	13,854,442	141,440
Bruce C. Gottwald	13,855,709	140,173
Thomas E. Gottwald	13,848,576	147,306
Patrick D. Hanley	13,906,915	88,967
James E. Rogers	13,787,355	208,527
Sidney Buford Scott	13,711,229	284,653
Charles B. Walker	13,855,760	140,122

The shareholders also approved the following proposal:

Proposal	Affirmative Votes	Votes Against	Abstentions
To ratify the appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm for the fiscal year ending December 31, 2008	13,490,536	182,165	323,181

There were no broker non-votes with respect to the election of directors or the ratification of our independent registered public accounting firm.

ITEM 6.	Exhibits

Exhibit 3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form 10-K (File No. 1-32190) filed March 14, 2005)

Exhibit 3.2	NewMarket Corporation Bylaws Amended and Restated effective October 25, 2007 (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 1-32190) filed October 26, 2007)

Exhibit 31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald

Exhibit 31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by David A. Fiorenza

Exhibit 32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald

Exhibit 32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David A. Fiorenza

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMARKET CORPORATION
(Registrant)

Date: July 31, 2008	By:	/s/ D. A. Fiorenza
David A. Fiorenza
Vice President and
Treasurer
(Principal Financial Officer)

Date: July 31, 2008	By:	/s/ Wayne C. Drinkwater
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