Form 10-Q
period 2008-09-30
NEWMARKET CORP
filed 2008-10-30
CIK 1282637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________________

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

Yes  ☐                    No  ☒

Number of shares of common stock, without par value, outstanding as of September 30, 2008: 15,183,207.

NEWMARKET CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per-share amounts)

(Unaudited)

	Third Quarter Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Net sales	$440,604	$356,946	$1,248,836	$1,010,755
Cost of goods sold	367,026	277,877	1,011,462	786,739

Gross profit	73,578	79,069	237,374	224,016
Selling, general, and administrative expenses	28,476	27,659	87,748	81,460
Research, development, and testing expenses	19,471	18,476	61,579	56,387

Operating profit	25,631	32,934	88,047	86,169
Interest and financing expenses	2,966	2,954	8,854	8,743
Other income, net	222	1,235	901	2,382

Income from continuing operations before income taxes	22,887	31,215	80,094	79,808
Income tax expense	6,415	11,125	26,226	28,254

Income from continuing operations	16,472	20,090	53,868	51,554
Discontinued operations:
Gain on settlement of discontinued business (net of tax)	—	1,067	—	14,554
Income from operations of discontinued business (net of tax)	—	—	—	2,217

Net income	$16,472	$21,157	$53,868	$68,325

Basic earnings per share
Income from continuing operations	$1.08	$1.20	$3.49	$3.01
Discontinued operations	—	0.06	—	0.98

	$1.08	$1.26	$3.49	$3.99

Diluted earnings per share
Income from continuing operations	$1.07	$1.19	$3.48	$2.99
Discontinued operations	—	0.06	—	0.97

	$1.07	$1.25	$3.48	$3.96

Shares used to compute basic earnings per share	15,306	16,772	15,418	17,121

Shares used to compute diluted earnings per share	15,365	16,887	15,493	17,236

Cash dividends declared per common share	$0.20	$0.125	$0.60	$0.375

See accompanying notes to the consolidated financial statements.

NEWMARKET CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	September 30 2008	December 31 2007
ASSETS
Current assets:
Cash and cash equivalents	$33,491	$71,872
Trade and other accounts receivable, less allowance for doubtful accounts ($958 - 2008; $1,059 - 2007)	248,180	207,190
Inventories:
Finished goods	176,279	158,286
Raw materials	43,463	27,749
Stores, supplies and other	8,310	7,659

	228,052	193,694

Deferred income taxes	12,066	18,727
Prepaid expenses and other current assets	7,465	3,558

Total current assets	529,254	495,041

Property, plant and equipment, at cost	838,237	789,634
Less accumulated depreciation and amortization	611,252	606,072

Net property, plant and equipment	226,985	183,562

Prepaid pension cost	6,276	2,616
Deferred income taxes	23,632	21,396
Other assets and deferred charges	20,937	22,764
Intangibles, net of amortization	55,941	45,555

Total assets	$863,025	$770,934

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$127,429	$104,636
Accrued expenses	62,989	57,043
Dividends payable	2,667	3,154
Book overdraft	4,612	6,249
Long-term debt, current portion	771	736
Income taxes payable	5,168	5,843

Total current liabilities	203,636	177,661

Long-term debt	213,361	157,061
Other noncurrent liabilities	114,759	119,205
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock and paid-in capital (without par value) Issued - 15,183,207 in 2008 and 15,566,225 in 2007	—	5,235
Accumulated other comprehensive loss	(39,170)	(34,360)
Retained earnings	370,439	346,132

	331,269	317,007

Total liabilities and shareholders’ equity	$863,025	$770,934

See accompanying notes to the consolidated financial statements.

NEWMARKET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30
	2008	2007
Cash and cash equivalents at beginning of year	$71,872	$60,300

Cash flows from operating activities:
Net income	53,868	68,325
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and other amortization	20,449	21,115
Amortization of deferred financing costs	749	749
Noncash environmental remediation and dismantling	811	3,208
Noncash pension benefits expense	8,797	8,030
Noncash postretirement benefits expense	2,014	2,874
Noncash foreign exchange impact	3,560	(484)
Deferred income tax expense	3,857	2,601
Gain on settlement and termination of TEL marketing agreements	—	(22,848)
Gain on legal settlement	(3,227)	—
Working capital changes	(71,576)	4,190
Excess tax benefits from stock-based payment arrangements	(900)	—
Cash pension benefits contributions	(10,996)	(14,170)
Cash postretirement benefits contributions	(1,423)	(1,371)
Proceeds from legal settlement	3,227	—
Long-term receivable - TEL marketing agreements	—	11,983
Other, net	2,353	(3,532)

Cash provided from operating activities	11,563	80,670

Cash flows from investing activities:
Capital expenditures	(21,831)	(24,630)
Foundry Park I capital expenditures	(29,046)	(4,334)
Foundry Park I deferred leasing costs	—	(3,599)
Acquisition of business	(14,721)	—
Proceeds from settlement and termination of TEL marketing agreements	—	28,000
Proceeds from (payment for) interest rate lock agreement	1,050	(1,110)
Payment for acquisition of intangible asset	—	(2,650)
Other, net	—	(566)

Cash used in investing activities	(64,548)	(8,889)

Cash flows from financing activities:
Draws on Foundry Park I construction loan	25,083	4,944
Net borrowings under revolving credit agreement	31,800	—
Draws on Foundry Park I bridge loan	—	6,571
Repayment of Foundry Park I bridge loan	—	(6,571)
Repayment of 8.875% senior notes	—	(250)
Repurchases of common stock	(26,810)	(50,000)
Dividends	(12,090)	(4,695)
Change in book overdraft, net	(1,637)	976
Payment for financed intangible asset	(750)	—
Debt issuance costs	—	(146)
Debt issuance costs - Foundry Park I	—	(1,696)
Proceeds from exercise of stock options	246	26
Excess tax benefits from stock-based payment arrangements	900	—
Payments on the capital lease	(548)	(523)

Cash provided from (used in) financing activities	16,194	(51,364)

Effect of foreign exchange on cash and cash equivalents	(1,590)	2,230

(Decrease) increase in cash and cash equivalents	(38,381)	22,647

Cash and cash equivalents at end of period	$33,491	$82,947

See accompanying notes to the consolidated financial statements.

NEWMARKET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Financial Statement Presentation

In the opinion of management, the accompanying consolidated financial statements of NewMarket Corporation and its subsidiaries contain all necessary adjustments for the fair presentation of, in all material respects, our consolidated financial position as of September 30, 2008, as well as our consolidated results of operations for the third quarter and nine months ended September 30, 2008 and September 30, 2007 and our consolidated cash flows for the nine months ended September 30, 2008 and September 30, 2007. The financial statements are subject to normal year-end adjustments and do not include comprehensive footnotes. All adjustments are of a normal, recurring nature, unless otherwise disclosed. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the NewMarket Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (2007 Annual Report), as filed with the Securities and Exchange Commission (SEC). The results of operations for the nine month period ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008. The December 31, 2007 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Unless the context otherwise requires, all references to “we,” “us,” “our,” the “Company” and “NewMarket” are to NewMarket Corporation and its consolidated subsidiaries.

At both September 30, 2008 and December 31, 2007, we had a book overdraft for some of our disbursement cash accounts. A book overdraft represents transactions that have not cleared the bank accounts at the end of the reporting period. We transfer cash on an as-needed basis to fund these items as they clear the bank in subsequent periods.

Cash dividends totaling 60 cents per share for the nine months ended September 30, 2008 and 37.5 cents per share for the nine months ended September 30, 2007 were declared and paid as shown in the table below.

Year	Date Declared	Date Paid	Per Share Amount
2008	February 28, 2008	April 1, 2008	20 cents
	April 24, 2008	July 1, 2008	20 cents
	July 31, 2008	October 1, 2008	20 cents

2007	February 22, 2007	April 2, 2007	12.5 cents
	April 26 2007	July 2, 2007	12.5 cents
	July 20, 2007	October 1, 2007	12.5 cents

During the period of August 4, 2008 through August 12, 2008, we purchased 316,168 shares of common stock at an average price of $63.26, including transaction fees. The purchase of these shares was under the share repurchase program approved by our Board of Directors on July 31, 2008. The Board of Directors approved a share repurchase program that authorizes management to repurchase up to $100 million of NewMarket Corporation’s outstanding common stock until December 31, 2010, as market conditions warrant and covenants under our existing agreements permit. We may conduct the share repurchases in the open market and in privately negotiated transactions. The repurchase program does not require NewMarket to acquire any specific number of shares and may be terminated or suspended at any time. Approximately $80 million remains available under this authorization.

During the period of January 2, 2008 through January 7, 2008, we purchased 124,855 shares of common stock at an average price of $54.55, including transaction fees. The purchase of all shares was under the share repurchase program approved by our Board of Directors on October 25, 2007. The Board of Directors approved a share repurchase program that authorized management to repurchase up to $50 million of NewMarket Corporation’s outstanding common stock until December 31, 2009, as market conditions warranted and covenants under our existing agreements permitted. The repurchase program allowed us to conduct the share repurchases in the open market and in privately negotiated transactions. The repurchase program did not require NewMarket to acquire any specific number of shares. This repurchase plan was terminated on July 31, 2008.

During the nine months ended September 30, 2008, we had noncash investing activity of $11.3 million related to capital expenditures incurred, but not paid, for the construction of the office building by Foundry Park I, LLC (Foundry Park I), as well as other capital projects of Afton Chemical Corporation (Afton).

2.	Discontinued Operations

On June 15, 2007, Ethyl Corporation (Ethyl) and Innospec Inc. (Innospec) resolved all pending arbitration actions commenced in 2006 between the subsidiaries of Innospec and Ethyl arising out of the tetraethyl lead (TEL) marketing agreements and the North American TEL supply agreement between the companies and terminated the marketing agreements effective April 1, 2007. Accordingly, the previous operations under the TEL marketing agreements are reported as “Discontinued operations” in the Consolidated Statements of Income for all periods presented. The gain on the termination of this business was $1.7 million ($1.1 million after tax) for the third quarter 2007 and $22.8 million ($14.6 million after tax) for nine months 2007. The income from operations of the discontinued business amounted to $3.5 million ($2.2 million after tax) and occurred during the first quarter 2007.

Our September 30, 2008 and December 31, 2007 Consolidated Balance Sheets do not include any assets or liabilities of the discontinued operations. The Consolidated Statements of Cash Flows summarizes the activity of discontinued and continuing operations together.

3.	Asset Retirement Obligations

The following table illustrates the activity associated with our asset retirement obligations for the nine months ended September 30, 2008 and the year ended December 31, 2007.

	September 30 2008	December 31 2007
	(in thousands)
Asset retirement obligations, beginning of period	$5,048	$5,268
Accretion expense	220	485
Liabilities settled	(1,070)	(1,916)
Changes in expected cash flows and timing	(417)	1,016
Foreign currency impact	(8)	195

Asset retirement obligations, end of period	$3,773	$5,048

4.	Segment Information

The tables below show our consolidated segment net sales, operating profit (including a reconciliation of segment operating profit to income from continuing operations before income taxes), and depreciation and amortization.

Beginning with the first quarter 2008, we are reporting our real estate development activities in segment operating profit. Because of the current immateriality of the real estate development operating segment, its results are reported in the “All other” category. The real estate development operating segment represents the activities of Foundry Park I, a wholly-owned subsidiary of NewMarket Development Corporation (NewMarket Development). In January 2007, Foundry Park I entered into a Deed of Lease Agreement with MeadWestvaco Corporation (MeadWestvaco) under which it will lease an office building which we are constructing on approximately three acres of our land. We intend to build the office to the specifications of MeadWestvaco, as they will be the sole tenant of the facility. The construction phase of this effort is expected to last until late 2009, at which time MeadWestvaco will occupy the building and use it as their corporate headquarters. For 2008 and most of 2009, we will be capitalizing the costs of the project and the financing expenses.

Also included in the “All other” category is the continuing operations of the TEL business (primarily sales of TEL in North America), as well as certain contract manufacturing Ethyl provides to Afton Chemical Corporation (Afton) and to third parties.

Segment Net Sales

(in millions)

	Third Quarter Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Petroleum additives	$437.2	$352.1	$1,238.8	$997.3
All other	3.4	4.8	10.0	13.5

Consolidated net sales	$440.6	$356.9	$1,248.8	$1,010.8

Segment Operating Profit

(in millions)

	Third Quarter Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Petroleum additives (a)	$28.1	$35.2	$97.5	$100.7
All other	0.5	0.6	1.0	(4.4)

Segment operating profit	28.6	35.8	98.5	96.3
Corporate, general, and administrative expenses	(3.3)	(3.0)	(10.9)	(10.2)
Interest and financing expenses	(3.0)	(3.0)	(8.9)	(8.7)
Other income, net	0.6	1.4	1.4	2.4

Income from continuing operations before income taxes	$22.9	$31.2	$80.1	$79.8

(a)	Petroleum additives segment operating profit for nine months 2008 includes a gain of $3.2 million from a legal settlement related to raw materials.

Segment Depreciation and Amortization

(in millions)

	Third Quarter Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Petroleum additives	$6.4	$6.4	$19.3	$19.1
All other	0.1	—	0.1	—
Corporate (a)	0.6	0.7	1.8	2.8

Total depreciation and amortization	$7.1	$7.1	$21.2	$21.9

(a)	The amortization of the prepayment for services was $1 million for nine months 2007 and was included in Discontinued Operations on the Consolidated Statements of Income.

5.	Pension and Postretirement Benefit Plans

During the nine months ended September 30, 2008, we made contributions of approximately $5.0 million for domestic pension plans and approximately $1.3 million for domestic postretirement benefit plans. We expect to make total contributions in 2008 of approximately $7 million for our domestic pension plans and approximately $2 million for our domestic postretirement benefit plans.

We made contributions of approximately $6.0 million for our foreign pension plans and approximately $100 thousand for a foreign postretirement benefit plan during the nine months ended September 30, 2008. During 2008, we expect to make total contributions of approximately $8 million for our foreign pension plans and approximately $200 thousand for our foreign postretirement benefit plan.

The tables below present information on periodic benefit cost for our pension and postretirement benefit plans.

	Domestic
	Pension Benefits		Postretirement Benefits
	Third Quarter Ended September 30
	2008	2007	2008	2007
	(in thousands)
Service cost	$1,420	$1,182	$191	$361
Interest cost	1,938	1,588	716	1,012
Expected return on plan assets	(1,931)	(1,701)	(413)	(470)
Amortization of prior service cost (credit)	73	8	2	(6)
Amortization of net loss (gain)	559	541	(300)	—

	$2,059	$1,618	$196	$897

	Domestic
	Pension Benefits		Postretirement Benefits
	Nine Months Ended September 30
	2008	2007	2008	2007
	(in thousands)
Service cost	$3,986	$3,548	$758	$1,082
Interest cost	5,622	4,761	2,619	3,037
Expected return on plan assets	(5,839)	(5,102)	(1,244)	(1,412)
Amortization of prior service cost (credit)	219	23	8	(16)
Amortization of net loss (gain)	1,415	1,625	(313)	—

	$5,403	$4,855	$1,828	$2,691

	Foreign
	Pension Benefits		Postretirement Benefits
	Third Quarter Ended September 30
	2008	2007	2008	2007
		(in thousands)
Service cost	$741	$728	$5	$5
Interest cost	1,469	1,294	32	31
Expected return on plan assets	(1,450)	(1,342)	—	—
Amortization of prior service cost	20	21	—	—
Amortization of transition asset	(9)	(9)	12	12
Amortization of net loss	350	384	11	16

	$1,121	$1,076	$60	$64

	Foreign
	Pension Benefits		Postretirement Benefits
	Nine Months Ended September 30
	2008	2007	2008	2007
		(in thousands)
Service cost	$2,251	$2,144	$14	$14
Interest cost	4,469	3,815	100	87
Expected return on plan assets	(4,423)	(3,954)	—	—
Amortization of prior service cost	62	60	—	—
Amortization of transition asset	(29)	(26)	39	35
Amortization of net loss	1,064	1,136	33	47

	$3,394	$3,175	$186	$183

6.	Earnings Per Share

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

	Third Quarter Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
	(in thousands, except per-share amounts)
Basic earnings per share
Numerator:
Income from continuing operations	$16,472	$20,090	$53,868	$51,554

Denominator:
Weighted-average number of shares of common stock outstanding	15,306	16,772	15,418	17,121

Basic earnings per share from continuing operations	$1.08	$1.20	$3.49	$3.01

Diluted earnings per share
Numerator:
Income from continuing operations	$16,472	$20,090	$53,868	$51,554

Denominator:
Weighted-average number of shares of common stock outstanding	15,306	16,772	15,418	17,121
Shares issuable upon exercise of stock options	59	115	75	115

Total shares	15,365	16,887	15,493	17,236

Diluted earnings per share from continuing operations	$1.07	$1.19	$3.48	$2.99

7.	Intangibles, net of amortization

The following table provides certain information related to our intangible assets. All of the intangibles relate to the petroleum additives segment.

	Identifiable Intangibles
	September 30 2008		December 31 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Amortizing intangible assets
Formulas	$85,910	$52,349	$85,910	$48,956
Contracts	10,376	2,996	10,376	1,775
Acquisition of business	15,000	—	—	—

	$111,286	$55,345	$96,286	$50,731

On September 26, 2008, Afton acquired the North American Fuel Additives Business from GE Water and Process Technologies for $15 million. We are in the process of performing a valuation of the assets acquired to determine the purchase price allocation. We expect that a significant portion, if not all, of the purchase price will be identifiable intangibles, which will be amortized into earnings over the useful life of the assets as determined through the valuation.

Amortization expense amounted to $1.5 million for the third quarter 2008, $4.6 million for nine months 2008, $1.5 million for third quarter 2007, and $4.6 million for nine months 2007.

Estimated annual amortization expense related to our intangible assets for the next five years is expected to be (in thousands):

• 2008	$6,152
• 2009	$6,152
• 2010	$6,152
• 2011	$6,079
• 2012	$4,972

These expected amortization amounts do not include the amortization which will result from the identifiable intangibles related to the acquisition discussed above. We amortize the cost of intangible assets by the straight-line method over their economic lives. We generally amortize contracts over five to ten years. We generally amortize formulas over 20 years.

8.	Long-term Debt

Long-term debt consisted of the following:

	September 30 2008	December 31 2007
	(in thousands)
Senior notes - 7.125% due 2016	$150,000	$150,000
Revolving credit facility	31,800	—
Foundry Park I construction loan	30,381	5,298
Capital lease obligations	1,951	2,499

	214,132	157,797
Current maturities of long-term debt	(771)	(736)

	$213,361	$157,061

During 2008, we borrowed under the revolving credit facility resulting in an outstanding balance of $31.8 million at September 30, 2008. This credit facility includes a $50 million sub-facility for letters of credit. We had outstanding letters of credit of $10.5 million at September 30, 2008, resulting in the unused portion of the revolver amounting to $57.7 million.

Foundry Park I and NewMarket Corporation entered into a construction loan agreement with a group of banks on August 7, 2007 to borrow up to $116 million to fund the development and construction of an office building. The construction loan bears interest at LIBOR plus a margin of 140 basis points. The term of the loan is for a period of 36 months and is unconditionally guaranteed by NewMarket Corporation. No principal reduction payment is due during the construction period. As a condition of the construction loan and concurrently with the closing of the loan, Foundry Park I also obtained interest rate risk protection in the form of an interest rate swap (swap). The objective in obtaining the swap was to manage our exposure to interest rate movements and add stability to capitalized interest expense. The interest rate swap involves the receipt of variable-rate amounts based on LIBOR in exchange for fixed-rate payments over the life of the agreement without exchange of the underlying notional amount. The fixed-rate payments are at a rate of 4.975%. The notional amount of the swap was approximately $41.3 million at September 30, 2008 and $8.2 million at December 31, 2007 and accretes to approximately $94 million over the term of the swap. The accreting notional amount is necessary to maintain the swap notional at an amount that represents approximately 85% of the projected construction loan principal balance over the loan term. The maturity date of the swap is January 1, 2010.

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

The fair value of the swap was approximately $1.6 million at both September 30, 2008 and December 31, 2007 and was recorded in “other noncurrent liabilities” on the Consolidated Balance Sheets. The net unrealized loss of approximately $1.5 million ($1.0 million, net of tax) at

September 30, 2008 and $1.6 million ($1.0 million, net of tax) at December 31, 2007 is recorded as a component of “accumulated other comprehensive loss” in shareholders’ equity on the Consolidated Balance Sheets. Hedge ineffectiveness of approximately $100 thousand expense at September 30, 2008 and $20 thousand expense at December 31, 2007 was recognized and recorded in “other income, net” on the Consolidated Statements of Income. Also recorded as a component of “accumulated other comprehensive loss” in shareholders’ equity on the Consolidated Balance Sheets was the net amount of swap receipts and payments made since the inception of the swap. This amounted to approximately $300 thousand, net of tax effects, at September 30, 2008 and $3 thousand, net of tax effects, at December 31, 2007. Any amounts remaining in accumulated other comprehensive loss related to the swap will be recognized in the Consolidated Statements of Income over the depreciable life of the office building beginning at the completion of the construction project, which is expected to be late 2009. No related amounts currently recognized in accumulated other comprehensive loss are expected to be reclassified into earnings over the next twelve months.

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

The Sauget Area 2 Site PRPs submitted a Remedial Investigation and Feasibility Study (RI/FS) to the EPA in early 2004. We have accrued our estimated proportional share of the expenses for the RI/FS. We also accrued our best estimate of our proportional share of the remediation liability proposed in that submission. The EPA did not accept the RI/FS. Through a series of submissions and meetings, the scope of the RI/FS has changed so that it is now scheduled to be submitted to the EPA in 2009. The RI/FS work is ongoing and we believe it is not at a stage where any further conclusion can be drawn as to the remediation liability we may incur. We do not believe there is any additional information available as a basis for revision of the liability that we have established. The amount accrued for this site is not material.

At a former TEL plant site located in the state of Louisiana, we have substantially completed environmental remediation and will be monitoring the site for an extended period. The accrual for this site was approximately $9.0 million at September 30, 2008 and $9.6 million at December 31, 2007. We based these amounts on the best estimate of future costs discounted at approximately 2% in both 2008 and 2007. We incorporated an inflation factor in determining the discount rate.

The undiscounted liability was $9.9 million at September 30, 2008 and $10.5 million at December 31, 2007. The expected payments for each of the next five years amount to approximately $600 thousand. Expected payments thereafter amount to $7 million.

For a plant site in Houston, Texas, we have an accrual of $7.6 million at September 30, 2008 and $8.5 million at December 31, 2007 for environmental remediation, dismantling, and decontamination. Included in these amounts are $6.4 million at September 30, 2008 and $6.9 million at December 31, 2007 for remediation. A portion of the liability for this site is discounted at approximately 3% at September 30, 2008 and 4% at December 31, 2007 and includes an inflation factor. The undiscounted liability for this site was $8.6 million at September 30, 2008 and $9.5 million at December 31, 2007. The expected payments for each of the next five years amount to approximately $400 thousand for the portion of the site which is discounted. Expected payments thereafter amount to approximately $3 million.

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

Our total accruals for environmental remediation were approximately $21.1 million at September 30, 2008 and $22.3 million at December 31, 2007. In addition to the accruals for environmental remediation, we also have accruals for dismantling and decommissioning costs of $1.8 million at September 30, 2008 and $2.7 million at December 31, 2007.

10.	Comprehensive Income and Accumulated Other Comprehensive Loss

The components of comprehensive income consist of the following:

	Third Quarter Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
	(in thousands)
Net income	$16,472	$21,157	$53,868	$68,325
Other comprehensive income (loss), net of tax
Pension plans and other postretirement benefits adjustments	2,352	195	3,533	1,449
Unrealized loss on derivative instruments	(155)	(356)	(243)	(227)
Foreign currency translation adjustments	(11,632)	2,992	(8,100)	5,615

Other comprehensive (loss) income	(9,435)	2,831	(4,810)	6,837

Comprehensive income	$7,037	$23,988	$49,058	$75,162

The components of accumulated other comprehensive loss consist of the following:

	September 30 2008	December 31 2007
	(in thousands)
Pension plans and other postretirement benefit adjustments	$(31,020)	$(34,553)
Accumulated loss on derivative instruments	(1,225)	(982)
Foreign currency translation adjustments	(6,925)	1,175

Accumulated other comprehensive loss	$(39,170)	$(34,360)

11.	Fair Value Measurements

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

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our Consolidated Balance Sheets, we have elected not to record any other assets or liabilities at fair value, as permitted by SFAS 159. No events occurred during the nine months ended September 30, 2008, requiring adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

	Carrying Amount in Consolidated Balance Sheets September 30	Fair Value September 30	Fair Value Measurements Using
	2008	2008	Level 1	Level 2	Level 3
Interest rate swap liability	$1,627	$1,627	$—	$1,627	$—
Foreign currency forward contracts asset	$418	$418	$—	$418	$—

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustment associated with the derivatives utilizes Level 3 inputs. These Level 3 inputs include estimates of current credit spreads to evaluate the likelihood of default by both us and the counterparties to the derivatives. As of September 30, 2008, we have assessed the significance of the impact of the credit valuation adjustment on the overall valuation of our derivatives and have determined that the credit valuation adjustment is not significant to the overall valuation of the derivatives. Accordingly, we have determined that our derivative valuations should be classified in Level 2 of the fair value hierarchy.

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

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141 (Revised 2007), “Business Combinations” (SFAS 141(R)). In addition to clarifying required disclosures in a business combination, SFAS 141(R) established requirements of how the acquirer should recognize and measure identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquired entity. The statement also clarifies the recognition and measurement of goodwill acquired in a business combination and a gain from a bargain purchase. Additionally, costs incurred to effect the acquisition are to be recognized separately from the acquisition and expensed as incurred. The standard is effective for fiscal years beginning on or after December 15, 2008. Unless we were to make an acquisition after the effective date of the standard, we do not expect the adoption of SFAS 160 to have a significant impact on our financial statements.

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

Ethyl Corporation	Afton Chemical Corporation
Ethyl Asia Pacific LLC	Afton Chemical Asia Pacific LLC
Ethyl Canada Holdings, Inc.	Afton Chemical Canada Holdings, Inc.
Ethyl Export Corporation	Afton Chemical Japan Holdings, Inc.
Ethyl Interamerica Corporation	Afton Chemical Additives Corporation
Ethyl Ventures, Inc.	Afton Chemical Intangibles LLC
Interamerica Terminals Corporation	The Edwin Cooper Corporation
NewMarket Development Corporation	NewMarket Investment Company
NewMarket Services Corporation	Old Town LLC
Foundry Park I, LLC	Foundry Park II, LLC
Gamble’s Hill, LLC	Gamble’s Hill Lab, LLC
Gamble’s Hill Landing, LLC	Gamble’s Hill Third Street, LLC
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

The following sets forth the Consolidating Statements of Income for the third quarter and nine months ended September 30, 2008 and September 30, 2007, Consolidating Balance Sheets as of September 30, 2008 and December 31, 2007, and Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2008 and September 30, 2007 for the Parent Company, the Guarantor Subsidiaries, and Non-Guarantor Subsidiaries. The financial information is based on our understanding of the SEC’s interpretation and application of Rule 3-10 of the SEC Regulation S-X.

The financial information may not necessarily be indicative of results of operations or financial position had the Guarantor Subsidiaries or Non-Guarantor Subsidiaries operated as independent entities. The Parent Company accounts for investments in these subsidiaries using the equity method.

NewMarket Corporation and Subsidiaries

Consolidating Statements of Income

Third Quarter Ended September 30, 2008

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$—	$238,452	$202,152	$—	$440,604
Cost of goods sold	—	203,953	163,073	—	367,026

Gross profit	—	34,499	39,079	—	73,578
Selling, general, and administrative expenses	1,099	23,003	4,374	—	28,476
Research, development, and testing expenses	—	15,206	4,265	—	19,471

Operating (loss) profit	(1,099)	(3,710)	30,440	—	25,631
Interest and financing expenses (income)	3,102	(306)	170	—	2,966
Other income, net	11	59	152	—	222

(Loss) income from continuing operations before income taxes and equity income of subsidiaries	(4,190)	(3,345)	30,422	—	22,887
Income tax (benefit) expense	(2,550)	(707)	9,672	—	6,415
Equity income of subsidiaries	18,112	—	—	(18,112)	—

Net income (loss)	$16,472	$(2,638)	$20,750	$(18,112)	$16,472

NewMarket Corporation and Subsidiaries

Consolidating Statements of Income

Third Quarter Ended September 30, 2007

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$—	$192,227	$164,719	$—	$356,946
Cost of goods sold	—	128,182	149,695	—	277,877

Gross profit	—	64,045	15,024	—	79,069
Selling, general, and administrative expenses	658	22,548	4,453	—	27,659
Research, development, and testing expenses	—	14,927	3,549	—	18,476

Operating (loss) profit	(658)	26,570	7,022	—	32,934
Interest and financing expenses (income)	2,997	(261)	218	—	2,954
Other income, net	576	247	412	—	1,235

(Loss) income from continuing operations before income taxes and equity income of subsidiaries	(3,079)	27,078	7,216	—	31,215
Income tax expense	231	9,709	1,185	—	11,125
Equity income of subsidiaries	24,467	—	—	(24,467)	—

Income from continuing operations	21,157	17,369	6,031	(24,467)	20,090
Gain on settlement of discontinued business (net of tax)	—	512	555	—	1,067

Net income	$21,157	$17,881	$6,586	$(24,467)	$21,157

NewMarket Corporation and Subsidiaries

Consolidating Statements of Income

Nine Months Ended September 30, 2008

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales
Cost of goods sold	$—	$666,330	$582,506	$—	$1,248,836
Gross profit	—	502,765	508,697	—	1,011,462

	—	163,565	73,809	—	237,374
Selling, general, and administrative expenses	3,587	71,319	12,842	—	87,748
Research, development, and testing expenses	—	46,538	15,041	—	61,579

Operating (loss) profit	(3,587)	45,708	45,926	—	88,047
Interest and financing expenses (income)	9,159	(859)	554	—	8,854
Other income, net	347	12	542	—	901

(Loss) income from continuing operations before income taxes and equity income of subsidiaries	(12,399)	46,579	45,914	—	80,094
Income tax (benefit) expense	(7,960)	18,903	15,283	—	26,226
Equity income of subsidiaries	58,307	—	—	(58,307)	—

Net income	$53,868	$27,676	$30,631	$(58,307)	$53,868

NewMarket Corporation and Subsidiaries

Consolidating Statements of Income

Nine Months Ended September 30, 2007

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$—	$549,572	$461,183	$—	$1,010,755
Cost of goods sold	77	381,223	405,439	—	786,739

Gross (loss) profit	(77)	168,349	55,744	—	224,016
Selling, general, and administrative expenses	3,399	64,187	13,874	—	81,460
Research, development, and testing expenses	—	45,348	11,039	—	56,387

Operating (loss) profit	(3,476)	58,814	30,831	—	86,169
Interest and financing expenses (income)	8,948	(844)	639	—	8,743
Other income, net	1,334	506	542	—	2,382

(Loss) income from continuing operations before income taxes and equity income of subsidiaries	(11,090)	60,164	30,734	—	79,808
Income tax (benefit) expense	(2,882)	22,578	8,558	—	28,254
Equity income of subsidiaries	76,533	—	—	(76,533)	—

Income from continuing operations	68,325	37,586	22,176	(76,533)	51,554
Gain on settlement of discontinued business (net of tax)	—	10,082	4,472	—	14,554
Income from operations of discontinued business (net of tax)	—	2,111	106	—	2,217

Net income	$68,325	$49,779	$26,754	$(76,533)	$68,325

NewMarket Corporation and Subsidiaries

Consolidating Balance Sheets

September 30, 2008

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$78	$8,745	$24,668	$—	$33,491
Trade and other accounts receivable, net	7,749	112,054	128,377	—	248,180
Amounts due from affiliated companies	65,420	138,955	33,542	(237,917)	—
Inventories	—	107,681	120,371	—	228,052
Deferred income taxes	1,818	4,942	5,306	—	12,066
Prepaid expenses and other current assets	2,999	3,196	1,270	—	7,465

Total current assets	78,064	375,573	313,534	(237,917)	529,254

Amounts due from affiliated companies	—	20,174	5,500	(25,674)	—
Property, plant and equipment, at cost	—	695,030	143,207	—	838,237
Less accumulated depreciation & amortization	—	497,007	114,245	—	611,252

Net property, plant and equipment	—	198,023	28,962	—	226,985

Investment in consolidated subsidiaries	541,664	—	—	(541,664)	—
Prepaid pension cost	—	2,812	3,464	—	6,276
Deferred income taxes	25,229	(5,841)	4,244	—	23,632
Other assets and deferred charges	5,023	14,595	1,319	—	20,937
Intangibles, net of amortization	—	55,941	—	—	55,941

Total assets	$649,980	$661,277	$357,023	$(805,255)	$863,025

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$15	$86,751	$40,663	$—	$127,429
Accrued expenses	13,650	36,746	12,593	—	62,989
Dividends payable	2,667	—	—	—	2,667
Book overdraft	19	4,593	—	—	4,612
Amounts due to affiliated companies	75,764	77,667	84,486	(237,917)	—
Long-term debt, current portion	—	771	—	—	771
Income taxes payable	(14,552)	14,981	4,739	—	5,168

Total current liabilities	77,563	221,509	142,481	(237,917)	203,636

Long-term debt	181,800	31,561	—	—	213,361
Amounts due to affiliated companies	—	5,500	20,174	(25,674)	—
Other noncurrent liabilities	59,348	38,630	16,781	—	114,759

Total liabilities	318,711	297,200	179,436	(263,591)	531,756

Shareholders’ equity:
Common stock and paid-in capital	—	260,981	75,138	(336,119)	—
Accumulated other comprehensive loss	(39,170)	(7,625)	(24,177)	31,802	(39,170)
Retained earnings	370,439	110,721	126,626	(237,347)	370,439

Total shareholders’ equity	331,269	364,077	177,587	(541,664)	331,269

Total liabilities and shareholders’ equity	$649,980	$661,277	$357,023	$(805,255)	$863,025

NewMarket Corporation and Subsidiaries

Consolidating Balance Sheets

December 31, 2007

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$18,899	$13,673	$39,300	$—	$71,872
Trade and other accounts receivable, net	3,380	89,350	114,460	—	207,190
Amounts due from affiliated companies	24,844	49,006	31,584	(105,434)	—
Inventories	—	100,399	93,295	—	193,694
Deferred income taxes	1,825	8,482	8,420	—	18,727
Prepaid expenses and othere current assets	574	1,748	1,236	—	3,558

Total current assets	49,522	262,658	288,295	(105,434)	495,041

Amounts due from affiliated companies	—	20,850	—	(20,850)	—
Property, plant and equipment, at cost	—	647,561	142,073	—	789,634
Less accumulated depreciation & amortization	—	490,055	116,017	—	606,072

Net property, plant and equipment	—	157,506	26,056	—	183,562

Investment in consolidated subsidiaries	456,630	—	—	(456,630)	—
Prepaid pension cost	—	2,461	155	—	2,616
Deferred income taxes	25,440	(8,480)	4,436	—	21,396
Other assets and deferred charges	5,881	14,964	1,919	—	22,764
Intangibles, net of amortization	—	45,555	—	—	45,555

Total assets	$537,473	$495,514	$320,861	$(582,914)	$770,934

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$43	$68,689	$35,904	$—	$104,636
Accrued expenses	6,174	38,936	11,933	—	57,043
Dividends payable	3,154	—	—	—	3,154
Book overdraft	41	6,208	—	—	6,249
Amounts due to affiliated companies	6,908	24,598	73,928	(105,434)	—
Long-term debt, current portion	—	736	—	—	736
Income taxes payable	(9,513)	12,343	3,013	—	5,843

Total current liabilities	6,807	151,510	124,778	(105,434)	177,661

Long-term debt	150,000	7,061	—	—	157,061
Amounts due to affiliated companies	—	—	20,850	(20,850)	—
Other noncurrent liabilities	63,659	38,251	17,295	—	119,205

Total liabilities	220,466	196,822	162,923	(126,284)	453,927

Shareholders’ equity:
Common stock and paid-in capital	5,235	251,709	75,185	(326,894)	5,235
Accumulated other comprehensive loss	(34,360)	(6,696)	(17,265)	23,961	(34,360)
Retained earnings	346,132	53,679	100,018	(153,697)	346,132

Total shareholders’ equity	317,007	298,692	157,938	(456,630)	317,007

Total liabilities and shareholders’ equity	$537,473	$495,514	$320,861	$(582,914)	$770,934

NewMarket Corporation and Subsidiaries

Condensed Consolidating Statements of Cash Flows

Nine Months Ended September 30, 2008

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash (used in) provided from operating activities	$(37,269)	$49,621	$(789)	$—	$11,563

Cash flows from investing activities:
Capital expenditures	—	(15,086)	(6,745)	—	(21,831)
Foundry Park I capital expenditures	—	(29,046)	—	—	(29,046)
Acquisition of business	—	(14,721)	—	—	(14,721)
Proceeds from interest rate lock agreement	—	1,050	—	—	1,050
(Increase) decrease in intercompany loans	—	313	(5,500)	5,187	—
Cash dividends from subsidiaries	24,424	—	—	(24,424)	—

Cash provided from (used in) investing activities	24,424	(57,490)	(12,245)	(19,237)	(64,548)

Cash flows from financing activities:
Draws on Foundry Park I construction loan	—	25,083	—	—	25,083
Net borowings under revolving credit agreement	31,800	—	—	—	31,800
Repurchases of common stock	(26,810)	—	—	—	(26,810)
Dividends	(12,090)	(24,424)	—	24,424	(12,090)
Change in book overdraft, net	(22)	(1,615)	—	—	(1,637)
Payment for financing of intangible asset	—	(750)	—	—	(750)
Proceeds from exercise of stock options	246	—	—	—	246
Excess tax benefits from stock-based payment arrangements	900	—	—	—	900
Repayment of intercompany note payable	—	—	(313)	313	—
Financing from affiliated companies	—	5,500	—	(5,500)	—
Payments on the capital lease	—	(548)	—	—	(548)

Cash (used in) provided from financing activities	(5,976)	3,246	(313)	19,237	16,194

Effect of foreign exchange on cash and cash equivalents	—	(305)	(1,285)	—	(1,590)

Decrease in cash and cash equivalents	(18,821)	(4,928)	(14,632)	—	(38,381)
Cash and cash equivalents at beginning of year	18,899	13,673	39,300	—	71,872

Cash and cash equivalents at end of period	$78	$8,745	$24,668	$—	$33,491

NewMarket Corporation and Subsidiaries

Condensed Consolidating Statements of Cash Flows

Nine Months Ended September 30, 2007

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash provided from (used in) operating activities	$5,758	$102,006	$(27,094)	$—	$80,670

Cash flows from investing activities:
Capital expenditures	—	(20,702)	(3,928)	—	(24,630)
Foundry Park I capital expenditures	—	(4,334)	—	—	(4,334)
Foundry Park I deferred leasing costs	—	(3,599)	—	—	(3,599)
Proceeds from settlement and termination of TEL marketing agreements	—	—	28,000	—	28,000
Payment for interest rate lock agreement	—	(1,110)	—	—	(1,110)
Payment for acquisition of intangible asset	—	(2,650)	—	—	(2,650)
Net (increase) decrease in investment in subsidiaries	(4,835)	4,835	—	—	—
Cash dividends from subsidiaries	81,484	—	—	(81,484)	—
(Increase) decrease in intercompany loans	(8,319)	(1,000)	2,362	6,957	—
Other, net	—	(566)	—	—	(566)

Cash provided from (used in) investing activities	68,330	(29,126)	26,434	(74,527)	(8,889)

Cash flows from financing activities:
Draws on Foundry Park I bridge loan	—	6,571	—	—	6,571
Repayment on Foundry Park I bridge loan	—	(6,571)	—	—	(6,571)
Draws on Foundry Park I construction loan	—	4,944	—	—	4,944
Repayment of 8.875% senior notes	(250)	—	—	—	(250)
Repurchase of common stock	(50,000)	—	—	—	(50,000)
Dividends	(4,695)	(81,484)	—	81,484	(4,695)
Change in book overdraft, net	15	961	—	—	976
Debt issuance costs	(146)	—	—	—	(146)
Debt issuance costs - Foundry Park I	—	(1,696)	—	—	(1,696)
Proceeds from exercise of stock options	26	—	—	—	26
Financing from affiliated companies	—	5,957	1,000	(6,957)	—
Payments on the capital lease	—	(523)	—	—	(523)

Cash (used in) provided from financing activities	(55,050)	(71,841)	1,000	74,527	(51,364)

Effect of foreign exchange on cash and cash equivalents	—	(2,011)	4,241	—	2,230

Increase (decrease) in cash and cash equivalents	19,038	(972)	4,581	—	22,647
Cash and cash equivalents at beginning of year	19,688	8,211	32,401	—	60,300

Cash and cash equivalents at end of period	$38,726	$7,239	$36,982	$—	$82,947

14.	Subsequent Event

During October 2008, the Emergency Economic Stabilization Act of 2008 was enacted which extends the research and development credit through December 31, 2009. We expect this extension will result in a favorable impact of approximately $1.9 million to our income tax expense during the fourth quarter 2008.

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

These factors include, but are not limited to, changes in the demand for our products, increases in product cost and our ability to increase prices, timing of sales orders, gain or loss of significant customers, competition from other manufacturers and resellers, resolution of environmental liabilities, significant changes in new product introduction, the impact of fluctuations in foreign exchange rates on reported results of operations, changes in various markets, geopolitical risks in certain of the countries in which we conduct business, our ability to complete the construction of the office building for MeadWestvaco within budget and in a timely manner, and other factors detailed from time to time in the reports we file with the SEC, including the risk factors in Item 1A, “Risk Factors,” in the 2007 Annual Report. Readers are urged to review and consider carefully the disclosures we make in our filings with the SEC.

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

Overview

Our results through the first nine months of 2008 continue to reflect improvements in net sales and product shipments as compared to the first nine months of 2007. The petroleum additives segment has experienced reduced operating margins due to significant increases in the cost of many of our key raw materials during 2008, as well as increased energy and other manufacturing costs. We have implemented multiple price increases in the marketplace in an effort to recover these costs. Despite the current conditions, we believe our petroleum additives segment results reflect our success in providing our customers with quality products, specific technical services, and marketing solutions that enhance their position in the marketplace.

During January 2008, we purchased 124,855 shares of common stock at an average price of $54.55 and during August 2008, we purchased 316,168 shares of common stock at an average price of $63.26. Both purchases were under previously approved share repurchase programs.

Results of Operations

Net Sales

Our consolidated net sales for the third quarter 2008 amounted to $440.6 million, representing an increase of approximately 23% from the 2007 level of $356.9 million. Nine months 2008 consolidated net sales were $1,248.8 million, an increase of approximately 24% over the 2007 level of $1,010.8 million. The table below shows our consolidated segment net sales.

Segment Net Sales

(in millions)

	Third Quarter Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Petroleum additives	$437.2	$352.1	$1,238.8	$997.3
All other	3.4	4.8	10.0	13.5

Consolidated net sales	$440.6	$356.9	$1,248.8	$1,010.8

Petroleum Additives Segment

Petroleum additives net sales in the third quarter 2008 of $437.2 million were up $85.1 million, or approximately 24%, from $352.1 million in the third quarter 2007. The increase in net sales reflects higher selling prices, including a significant favorable foreign currency impact reflecting the weakness of the U.S. Dollar versus the other currencies in which we conduct business. In addition, net sales increased due to higher product shipments. The volume of product shipments was approximately 4% higher during third quarter 2008 as compared to third quarter 2007. The increase in shipments was across the lubricant additives product lines, with some offset from a slight decrease in fuel additive product line shipments.

The nine months 2008 petroleum additives net sales of $1,238.8 million were also approximately 24% higher when compared to the nine months 2007 level of $997.3 million. Similar to the third quarter results, the increase between the two nine months periods reflects higher selling prices, a significant favorable foreign currency impact, and an increase of 12% in product shipments. While all major product lines reflected higher shipments, the majority of the product shipment increase was in the lubricant additive product lines.

The table below details the approximate components of the increase between the two third quarter and nine months periods. Approximately 18% of the change in selling prices and customer mix in the table below for the third quarter is the result of the favorable foreign currency impact. For nine months, the favorable foreign currency impact contributed approximately 29% of the change in selling prices and customer mix reflected in the table below.

	Third Quarter	Nine Months
	(in millions)
Period ended September 30, 2007	$352.1	$997.3
Change in shipments and product mix	20.6	121.3
Change in selling prices, customer mix, and foreign currency	64.5	120.2

Period ended September 30, 2008	$437.2	$1,238.8

Segment Operating Profit

NewMarket evaluates the performance of the petroleum additives business based on segment operating profit. NewMarket Services Corporation (NewMarket Services) departments and other expenses are charged to Afton and Ethyl based on the services provided under the holding company structure, pursuant to service agreements between NewMarket Services and Afton, as well as NewMarket Services and Ethyl. Depreciation on segment property, plant, and equipment, as well as amortization of segment intangible assets is included in segment operating profit.

Beginning with the first quarter 2008, we are reporting our real estate development activities in segment operating profit. Because of the current immateriality of the real estate development operating segment, its results are reported in the “All other” category. The real estate development operating segment represents the activities of Foundry Park I, a wholly-owned subsidiary of NewMarket Development.

In January 2007, Foundry Park I entered into a Deed of Lease Agreement with MeadWestvaco under which it will lease an office building which we are constructing on approximately three acres of our land. We intend to build the office to the specifications of MeadWestvaco, as they will be the sole tenant of the facility. The construction phase of this effort is expected to last until late 2009, at which time MeadWestvaco intends to occupy the building and use it as their corporate headquarters. For 2008 and most of 2009, we will be capitalizing the costs of the project and the financing expenses.

Also included in the “All other” category is the continuing operations of the TEL business (primarily sales of TEL in North America), as well as certain contract manufacturing Ethyl provides to Afton and to third parties.

The table below reports segment operating profit for the third quarter and nine months ended September 30, 2008 and September 30, 2007.

Segment Operating Profit

(in millions)

	Third Quarter Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Petroleum additives	$28.1	$35.2	$97.5	$100.7

All other	$0.5	$0.6	$1.0	$(4.4)

Petroleum Additives Segment

Petroleum additives operating profit decreased to $28.1 million from $35.2 million when comparing the 2008 and 2007 third quarter periods resulting in an operating profit margin of 6.4% for third quarter 2008 as compared to 10.0% for third quarter 2007. The reduction in profit is spread across the engine oil additives and fuel additives product lines partially offset by a small increase in the industrial additives and driveline additives product lines.

The petroleum additives operating profit for nine months 2008 decreased $3.2 million when compared to nine months 2007. This decrease in operating profit between the two nine months periods is reflected across all product lines except the industrial additives and driveline additives product lines which reflected an increase in operating profit. The operating profit margin was 7.9% for nine months 2008 and 10.1% for nine months 2007. The 2008 nine months period includes a gain of $3.2 million resulting from a legal settlement related to raw materials.

The change in operating profit between both the third quarter and nine months periods was the result of several key factors, which are discussed below:

•	A significant reduction in operating margins due to increased raw material costs and other manufacturing costs;

•	Increased investments in selling, general, and administrative (SG&A) costs, as well as research, development, and testing (R&D) costs;

•	A favorable impact from increased selling prices;

•	A favorable impact from higher product shipments; and

•	A favorable impact from foreign exchange.

During both the third quarter 2008 and nine months 2008 there has been a significant compression of operating margins due to the increased costs of raw materials, as well as increased energy costs and other manufacturing costs. The cost of crude oil reached record-high levels during the 2008 nine month period, reflecting an increase in base oil costs in the United States of approximately 50% from the end of 2007. While the cost of crude oil has decreased, our cost of base oil, a major raw material, had not declined through September 30, 2008. We have successfully increased selling prices to begin recovering these cost increases.

The third quarter 2008 also included negative impacts on both cost and sales volume due to Hurricane Gustav and Hurricane Ike. Our plants in Houston, Texas and Port Arthur, Texas were both damaged due to Hurricane Ike and were not in production for several days. We recognized expense of $700 thousand during the third quarter 2008 for repairs to the two facilities. In addition, we estimate our operating profit for the third quarter 2008 was approximately $3 million lower due to the time that we were not in production, as well as the time period that our customers, who were also impacted by the hurricanes, could not accept shipments of our products.

SG&A expenses of the petroleum additives segment were approximately 5% higher when comparing the two third quarter periods and approximately 12% higher when comparing the two nine months periods. The increase for both the third quarter and nine months periods primarily resulted from higher personnel-related expenses. R&D expenses for third quarter 2008 increased approximately $1.0 million from third quarter 2007 levels. R&D expenses were approximately $5.2 million higher when comparing the two nine months periods. The increase for both third quarter and nine months was reflected across all product lines. We continue to spend to support our customers’ programs and to develop the technology required to remain a technology leader in this industry. We expect this to continue for the foreseeable future. The increases in SG&A and R&D across both the third quarter 2008 and nine months 2008 included a significant unfavorable foreign currency impact.

Partially offsetting the unfavorable impacts of operating margin compression, as well as increased SG&A and R&D expenses, were the impacts of increased selling prices, higher product shipments, and favorable foreign currency impacts. The impact of higher selling prices is discussed more fully in the Net Sales section above. Total product shipments were approximately 4% higher when comparing the two third quarter periods and approximately 12% higher when comparing the nine months periods. A more complete discussion of the impact from higher shipments is presented in the Net Sales discussion above. Petroleum additives operating profit also benefitted from foreign currency impacts. When the U.S. dollar is weak versus the other currencies in which we conduct business, as it is currently, our revenues and operating profit are favorably impacted. We believe favorable foreign currency impacts contributed approximately $4 million to operating profit results when comparing the two third quarter periods and approximately $9 million when comparing the two nine months periods.

The following discussion references the Consolidated Financial Statements beginning on page 3 of this Quarterly Report on Form 10-Q.

Interest and Financing Expenses

Interest and financing expenses were $3.0 million for both third quarter 2008 and third quarter 2007. Nine months 2008 amounted to $8.9 million, while nine months 2007 was $8.7 million. Average interest rates for both the third quarter and nine months 2008 periods were slightly lower than the same 2007 periods. The increase in interest and financing expenses from 2007 levels resulted primarily from the borrowing under the revolving credit facility during 2008. We did not borrow under our revolving credit facility during 2007.

Other Income, Net

Other income, net was $200 thousand for third quarter 2008 and $1.2 million for third quarter 2007. Nine months 2008 other income, net was $900 thousand, while nine months 2007 was $2.4 million. The amounts for all periods primarily represent investment income earned on excess cash.

Income Taxes

Income taxes were $6.4 million for third quarter 2008 and $11.1 million for third quarter 2007. The effective tax rate on income from continuing operations was 28.0% for third quarter 2008 and 35.6% for third quarter 2007. The decrease in the effective tax rate from 2007 to 2008 resulted in a decrease of approximately $1.7 million in income taxes, while lower income from continuing operations before income tax resulted in a decrease of $3.0 million when comparing the two third quarter periods. The lower effective tax rate in the third quarter 2008 includes the benefit of $1 million related to the completion of the review of certain years by the Internal Revenue Service, as well as the benefit of increased foreign earnings at lower statutory rates.

Nine months 2008 income taxes were $26.2 million with an effective tax rate of 32.7%. The income taxes for nine months 2007 were $28.3 million with an effective tax rate of 35.4%. The reduction in the effective tax rate resulted in substantially the entire decrease in income taxes between nine months 2008 and nine months 2007. The lower effective tax rate is primarily due to the same items which reduced the third quarter 2008 effective tax rate, as discussed above.

Income taxes for all periods exclude income tax expense on discontinued operations.

Our deferred taxes are in a net asset position. Based on our current projections, we believe that we will recover the full benefit of our deferred tax assets and have therefore not recorded a valuation allowance.

Income from Continuing Operations

Income from continuing operations was $16.5 million or $1.07 per diluted share for third quarter 2008 as compared to $20.1 million or $1.19 per diluted share for third quarter 2007. Income from continuing operations was $53.9 million or $3.48 per diluted share for nine months 2008 and included a gain of $3.2 million ($2.0 million after income tax) resulting from a legal settlement related to raw materials. Income from continuing operations for nine months 2007 was $51.6 million or $2.99 per diluted share. Earnings per share from continuing operations in the third quarter 2008 and nine months 2008 includes the benefit of the share repurchases made in both 2008 and 2007.

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

The gain on the termination of this business was $22.8 million ($14.6 million after tax) for nine months 2007 including a $1.7 million ($1.1 million after tax) benefit in the third quarter 2007. The income from operations before tax of the discontinued business amounted to $3.5 million and occurred during the first quarter 2007. These results are presented in the Consolidated Statements of Income under “Discontinued operations.”

Net Income

Our net income for third quarter 2008 was $16.5 million or $1.07 per diluted share. This compares to net income for third quarter 2007 of $21.2 million or $1.25 per diluted share. Nine months 2008 net income was $53.9 million or $3.48 per diluted share, as compared to $68.3 million, or $3.96 per diluted share for nine months 2007.

Cash Flows, Financial Condition, and Liquidity

Cash and cash equivalents at September 30, 2008 were $33.5 million, which was a decrease of $38.4 million since December 31, 2007 and included a $1.6 million unfavorable impact from foreign currency translation.

We expect that cash from operations, together with borrowing available under our revolving credit facility, will continue to be sufficient to cover our operating expenses for the foreseeable future. At September 30, 2008, we had borrowing capacity under our revolving credit facility of $57.7 million.

Cash Flows – Operating Activities

Cash flows provided from operating activities for the nine months 2008 were $11.6 million and included an increase of $71.6 million in certain working capital requirements, including higher accounts receivable and inventories partially offset by an increase in accounts payable. The increase in accounts receivable, inventories, and accounts payable reflects the growth of petroleum additives operations, as well as higher product costs.

Including the change in cash, we had working capital of $325.6 million at September 30, 2008 and $317.4 million at December 31, 2007. The current ratio was 2.60 to 1 at September 30, 2008 and 2.79 to 1 at December 31, 2007.

Cash Flows – Investing Activities

Cash used in investing activities was $64.5 million during nine months 2008 and included $14.7 million for the acquisition of a business (see Note 7 in the Notes to Consolidated Financial Statements), as well as the return of $1.1 million for a deposit on an interest rate lock agreement related to the Foundry Park I project. We now meet the deposit requirement for the interest rate lock by posting letters of credit. Excluding the construction of the office building by Foundry Park I, we funded capital expenditures of $21.8 million through September 30, 2008. We estimate our total capital spending during 2008, excluding the capital expenditures by Foundry Park I, will be approximately $30 million to $35 million. We expect to continue to finance capital spending, excluding the expenditures for the construction of the office building by Foundry Park I, through cash on hand and cash provided from operations, together with borrowing available under our revolving credit facility.

Capital expenditures during nine months 2008 related to the Foundry Park I project amounted to $29.1 million. We expect capital expenditures in 2008 related to the construction of the office building to be approximately $45 million with $6 million of that amount provided by cash from operations and the remainder being borrowed. Over the term of the construction project, we expect to borrow 80% to 85% of the total projected cost of construction of the office building by Foundry Park I and to fund the remaining cost of construction with cash on hand or borrowings under our revolving credit facility.

Cash Flows – Financing Activities

Cash provided from financing activities during nine months 2008 amounted to $16.2 million. The use of cash included the repurchase of 441,023 shares of our common stock for $26.8 million, as well as the funding of dividends of $12.1 million. We also spent $800 thousand for payments on the fourth quarter 2006 acquisition of an intangible asset. Our book overdraft decreased $1.6 million.

We had total long-term debt, including the current portion, of $214.1 million at September 30, 2008, representing an increase of approximately $56.3 million in our total debt since December 31,

2007. The increase resulted from draws of $31.8 million on our revolving credit facility and $25.1 million on the Foundry Park I construction loan, partially offset by payments on capital leases. Further information on our Foundry Park I construction loan and the related interest rate swap is discussed in the next section below.

In addition to the Foundry Park I construction loan, at September 30, 2008, we had outstanding senior notes in the aggregate principal amount of $150 million that bear interest at a fixed rate of 7.125% and are due in 2016.

We also have a $100 million revolving credit facility for general corporate purposes that bears interest at variable rates. The revolving credit facility includes a $50 million sub-facility for letters of credit. The facility matures on December 21, 2011. At September 30, 2008, we had outstanding borrowings under the revolving credit facility of $31.8 million. We had outstanding letters of credit of $10.5 million at September 30, 2008, resulting in the unused portion of the revolver amounting to $57.7 million.

Both the senior notes and the revolving credit facility contain covenants, representations, and events of default that management considers typical of credit agreements of this nature. We were in compliance with these covenants as of both September 30, 2008 and December 31, 2007.

As a percentage of total capitalization (total debt and shareholders’ equity), our total debt increased from 33.2% at the end of 2007 to 39.3% at September 30, 2008. The change in the percentage was primarily the result of the increase in debt, offset by a smaller increase in shareholders’ equity. The increase in shareholders’ equity reflects our earnings, partially offset by the impact of the stock repurchase program and dividend payments. Normally, we repay any outstanding long-term debt with cash from operations or refinancing activities.

Foundry Park I Construction Loan and Interest Rate Swap

Foundry Park I and NewMarket Corporation entered into a construction loan agreement with a group of banks on August 7, 2007 to borrow up to $116 million to fund the development and construction of an office building. The construction loan bears interest at LIBOR plus a margin of 140 basis points. The term of the loan is for a period of 36 months and is unconditionally guaranteed by NewMarket Corporation. No principal reduction payment is due during the construction period. As a condition of the construction loan and concurrently with the closing of the loan, Foundry Park I also obtained interest rate risk protection in the form of an interest rate swap. The objective in obtaining the swap was to manage our exposure to interest rate movements and add stability to capitalized interest expense. The interest rate swap involves the receipt of variable-rate amounts based on LIBOR in exchange for fixed-rate payments over the life of the agreement without exchange of the underlying notional amount. The fixed-rate payments are at a rate of 4.975%. The notional amount of the swap was approximately $41.3 million at September 30, 2008 and $8.2 million at December 31, 2007 and accretes to approximately $94 million over the term of the swap. The accreting notional amount is necessary to maintain the swap notional at an amount that represents approximately 85% of the projected construction loan principal balance over the loan term. The maturity date of the swap is January 1, 2010.

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

The fair value of the swap was approximately $1.6 million at both September 30, 2008 and December 31, 2007 and was recorded in “other noncurrent liabilities” on the Consolidated Balance Sheets. The net unrealized loss of approximately $1.5 million ($1.0 million, net of tax) at September 30, 2008 and $1.6 million ($1.0 million, net of tax) at December 31, 2007 is recorded as a component of “accumulated other comprehensive loss” in shareholders’ equity on the Consolidated Balance Sheets. Hedge ineffectiveness of approximately $100 thousand expense at September 30, 2008 and $20 thousand expense at December 31, 2007 was recognized and recorded in “other income, net” on the Consolidated Statements of Income. Also recorded as a component of “accumulated other comprehensive loss” in shareholders’ equity on the Consolidated Balance Sheets was the net amount of swap receipts and payments made since the inception of the swap. This amounted to approximately $300 thousand, net of tax effects, at September 30, 2008 and $3 thousand, net of tax effects, at December 31, 2007. Any amounts remaining in accumulated other comprehensive loss related to the swap will be recognized in the Consolidated Statements of Income over the depreciable life of the office building beginning at the completion of the construction project, which is expected to be late 2009. No related amounts currently recognized in accumulated other comprehensive loss are expected to be reclassified into earnings over the next twelve months.

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

Intangibles, Net of Amortization

We had certain identifiable intangibles amounting to $40.9 million at September 30, 2008. These intangibles relate to our petroleum additives business and are being amortized over periods with up to approximately 7 years of remaining life. We continue to assess the market related to these intangibles, as well as their specific values, and believe the amortization periods and values are appropriate. We also evaluate these intangibles for any potential impairment when significant events or circumstances occur that might impair the value of these assets. These evaluations continue to support the value at which these identifiable intangibles are carried on our financial statements. However, if conditions were to substantially change in this market, it could possibly cause a reduction in the periods of this amortization charge or result in a noncash write-off of a portion of the intangibles’ carrying value. A reduction in the amortization period would have no effect on cash flows. We do not anticipate such a change in the market conditions.

In addition to the $40.9 million of identifiable intangibles discussed above, we have recorded an additional $15 million in “Intangibles, net of amortization” on the Consolidated Balance Sheets at September 30, 2008. On September 26, 2008, Afton acquired the North American Fuel Additives Business from GE Water and Process Technologies. We are in the process of performing a valuation of the assets acquired to determine the purchase price allocation. We expect that a significant portion, if not all, of the purchase price will be identifiable intangibles, which will be amortized into earnings over the useful life of the assets as determined through the valuation.

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

During the past several months as the financial markets have been negatively impacted, the market value of our pension plan assets have decreased. At the same time, the factors used to develop discount rate assumptions have fluctuated in a manner which would result in a significant increase in the discount rate assumption from that used at the end of 2007. Unless the financial markets experience significant recovery during the fourth quarter 2008, these changes in asset values and assumptions will affect our pension results at the end of 2008, and will potentially impact funding requirements and expense recognition during 2009. Despite this uncertainty, we do not intend to modify the provisions of our pension plans or our investment strategy for pension plan assets. The pension obligation is long-term in nature as is our investment philosophy. Accordingly, the majority of our pension assets are invested in equity securities, as historically equity securities have outperformed debt securities and cash investments resulting in a higher investment return over the long-term. While in the short-term, equity securities may underperform other investment classes, we continue to be less concerned with short-term results and more concerned with long-term improvement.

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

Outlook

As we approach the end of 2008, our business is performing well in an uncertain economic environment. Our facilities are operating at high rates, and we are meeting our customers’ demands while continuing to invest in R&D.

Our view of the petroleum additives industry has not changed. It is a low growth industry. We experienced good demand during the first half of 2008 and some growth in the third quarter 2008. We are, however, beginning to experience some slowdown in demand for our products. Accordingly, we are concerned that we may experience lower demand in the fourth quarter than we have experienced during the first three quarters of this year. It is impossible at this point to project demand for the fourth quarter, but a reduction in the 5% to 10% range versus the third quarter 2008 would not be out of line with what we are currently experiencing.

In view of current economic conditions, we now expect that 2008 petroleum additives operating profit will be at least as much as 2007. We believe we have taken the necessary steps in the marketplace to recover the increases in raw material costs that we experienced this year and expect the favorable impact of those actions to be reflected in operating margins in the fourth quarter. The significant uncertainty in achieving this improvement in operating margins is the overall demand for our products. If the economic slowdown continues or worsens, the demand for our customers’ products may be negatively impacted, which would in turn adversely affect the demand for our products.

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

While our liquidity position is strong and all of our bank group members continue to perform on our banking needs, we are not immune to the current turmoil in the financial markets. Our pension assets are invested predominately in equity securities, which have suffered a significant deterioration in value this year. Although we manage the pension assets and obligations with a long-term view, in the near-term we may need to provide additional funding to the pension plan trust funds and may experience higher pension expense in the future. The commercial real estate loan market has also been impacted by the recent financial events. As a result of current capital market conditions, we could not obtain permanent financing at this time under the mortgage loan application we have in place with Principal Commercial Funding II, LLC. While the application remains open, we are investigating other alternatives and have approximately 15 months before financing needs to be in place. Currently, we cannot predict the financing terms which will be available to us at that time.

The Foundry Park I project continues to progress on schedule and within our cost estimates. It is our expectation that this will continue for the remainder of the project until completion in late 2009.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Other than our foreign currency risk and interest rate risk, there have been no significant changes in our market risk from the information provided in the 2007 Annual Report.

All of the Euro-denominated forward contracts which we entered into during 2007 had matured by May 31, 2008. In April, 2008 we entered into $10.9 million of Euro-denominated forward contracts to minimize currency exposure from expected cash flows from foreign operations. The contracts have maturity dates in 2008. At September 30, 2008, there were $4.7 million remaining of these Euro-denominated contracts. With other variables held constant, a hypothetical 10% adverse change in the September 30, 2008 forward Euro rates would have resulted in a decrease of approximately $400 thousand in the value of the contracts.

At September 30, 2008, we had outstanding debt of $31.8 million under our revolving credit facility at variable interest rates. Holding all other variables constant, if the variable portion of the weighted-average interest on the variable rate debt hypothetically increased 10% (approximately 40 basis points), the effect on our earnings and cash flows would have been higher interest expense of approximately $100 thousand per year.

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

We have formed a Financial Disclosure Committee, which is made up of the president of Afton, the general counsel of NewMarket, and the controller of NewMarket. The committee, as well as regional management, makes representations with regard to the financial statements that, to the best of their knowledge, the report does not contain any misstatement of a material fact or omit a material fact that is necessary to make the statements not misleading with respect to the periods covered by the report.

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

There has been no change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 to July 31	0	n/a	n/a	$100,000,000
August 1 to August 31	316,168	$63.26	316,168	$80,000,069
September 1 to September 30	0	n/a	n/a	$80,000,069
Total	316,168	$63.26	316,168	$80,000,069

(1)	On July 31, 2008, we announced that our Board of Directors had approved a share repurchase program that authorized management to repurchase up to $100 million of NewMarket Corporation’s outstanding common stock until December 31, 2010, as market conditions warrant and covenants under our existing agreements permit. We may conduct the share repurchases in the open market and in privately negotiated transactions. The repurchase program does not require NewMarket to acquire any specific number of shares and may be terminated or suspended at any time.

ITEM 6.	Exhibits

Exhibit 3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form 10-K (File No. 1-32190) filed March 14, 2005)

Exhibit 3.2	NewMarket Corporation Bylaws Amended and Restated effective October 25, 2007 (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 1-32190) filed October 26, 2007)

Exhibit 10.1	First Amendment to Second Amended and Restated Revolving Credit Agreement

Exhibit 31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald

Exhibit 31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by David A. Fiorenza

Exhibit 32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald

Exhibit 32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David A. Fiorenza

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMARKET CORPORATION
(Registrant)

Date: October 30, 2008	By:	/s/ D. A. Fiorenza
David A. Fiorenza
Vice President and Treasurer
(Principal Financial Officer)

Date: October 30, 2008	By:	/s/ Wayne C. Drinkwater
Wayne C. Drinkwater
Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 10.1	First Amendment to Second Amended and Restated Revolving Credit Agreement

Exhibit 31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald

Exhibit 31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by David A. Fiorenza

Exhibit 32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald

Exhibit 32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David A. Fiorenza