Form 10-K
period 2008-12-31
NEWMARKET CORP
filed 2009-02-20
CIK 1282637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

Aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter): $816,599,607*

Number of shares of Common Stock outstanding as of January 31, 2009: 15,203,207

DOCUMENTS INCORPORATED BY REFERENCE

Portions of NewMarket Corporation’s definitive Proxy Statement for its 2009 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 are incorporated by reference into Part III of this Annual Report on Form 10-K.

*	In determining this figure, an aggregate of 3,164,616 shares of Common Stock as beneficially owned by Bruce C. Gottwald and members of his immediate family have been excluded and treated as shares held by affiliates. See Item 12. The aggregate market value has been computed on the basis of the closing price in the New York Stock Exchange Composite Transactions on June 30, 2008 as reported by The Wall Street Journal.

Form 10-K

PART I

ITEM 1.	BUSINESS

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

As a specialty chemicals company, Afton develops, manufactures, and blends highly formulated fuel and lubricant additive packages, and markets and sells these products worldwide. Afton is one of the largest global suppliers of lubricant additives and offers a broad line of fuel additives worldwide. Lubricant and fuel additives are necessary products for efficient maintenance and reliable operation of all vehicles and machinery. From custom-formulated chemical blends to market-general additive components, we believe Afton provides customers with products and solutions that make fuels burn cleaner, engines run smoother, and machines last longer.

Afton serves the petroleum additives market with six unique brands. HiTEC® petroleum additives are formulated to provide our customers with a measurable and sustainable marketing or cost advantage. The GREENBURN® product line provides formulated products to provide immediate, sustained, and economical performance features and emission reductions across the entire spectrum of fuels. The TecGARD® brand is specially formulated to meet the operating demands of the global metalworking industry. Our BioTEC® additives are designed specifically for the biofuels marketplace and the Axcel™ brand of products is a family of gear oil additives that brings benefits to plant utilization and inventory costs. The mmt® brand of additives provides refiners improved gasoline production efficiency and has been proven to provide significant environmental and vehicle performance benefits. All six brands are marketed worldwide by Afton employees and our valued distributors and representatives.

Afton has developed long-term relationships with its customers in every major region of the world, which Afton serves through seven manufacturing facilities in the Americas and Europe.

Afton has more than 275 employees dedicated to research and development who work closely with our customers to develop chemical formulations that are tailored to the customers’ and the end-users’ specific needs. Afton’s portfolio of technologically-advanced, value-added products allows it to provide a full range of products and services to its customers.

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

NewMarket Development owns and manages all of the property holdings in Richmond, Virginia for NewMarket Corporation. We own approximately 64 acres of real estate in downtown Richmond, Virginia,

adjacent to our principal executive offices, which we have accumulated over many decades as the property became available. Of this total land holding, approximately seven acres, including those currently under construction, are the most desirable for further development should the demand arise in the community. In January 2007, Foundry Park I, LLC (Foundry Park I), a wholly-owned subsidiary of NewMarket Development, entered into a Deed of Lease Agreement with MeadWestvaco Corporation (MeadWestvaco) under which it will lease an office building which we are constructing on approximately three acres. We are constructing the building to the specifications of MeadWestvaco. The construction phase of this effort will last until late 2009, at which time MeadWestvaco will occupy the building and use it as their corporate headquarters. We have obtained financing for the construction phase. We have an open application for the permanent loan with agreed upon major terms and conditions, but no commitment for the permanent loan has been received. See Note 17 in the Notes to Consolidated Financial Statements for further information on a related interest rate lock agreement. During the construction phase, NewMarket Corporation is guaranteeing the obligation for the debt. It is our intention that the permanent loan will ultimately be structured as a non-recourse obligation to NewMarket Corporation, although the turmoil in the financial markets may affect our ability to secure such a non-recourse loan. For 2008 and most of 2009, we will be capitalizing the costs of the project and the financing expenses.

We were incorporated in the Commonwealth of Virginia in 2004. Our principal executive offices are located at 330 South Fourth Street, Richmond, Virginia, and our telephone number is (804) 788-5000. We employed 1,280 people at the end of 2008.

Business Segments

Our business is composed of two primary segments, petroleum additives and real estate development. The petroleum additives segment is primarily represented by Afton and is discussed further below. Beginning in the first quarter 2008, we began reporting our real estate development activities (see discussion above) in segment operating profit. Because of the current immateriality of the real estate development segment, its results are reported in the “All other” category. Also included in the “All other” category are the continuing operations of the TEL business (primarily sales of TEL in North America), as well as certain contract manufacturing Ethyl provides to Afton and to third parties.

Petroleum Additives – Petroleum additives are used in lubricating oils and fuels to enhance their performance in machinery, vehicles, and other equipment. We manufacture chemical components that are selected to perform one or more specific functions and blend those chemicals with other components to form additive packages for use in specified end-user applications. The petroleum additives market is an international marketplace, with customers ranging from oil companies and refineries to original equipment manufacturers (OEMs) and other specialty chemical companies. The petroleum additives segment includes common customers, is served by the same plants, shares common components or building blocks, and is supported with a common sales, as well as research and development, workforce.

We believe our success in the petroleum additives market is largely due to our ability to bring value to our customers. We accomplish this by understanding their needs and applying our technical capabilities, formulation expertise, broadly differentiated product offerings, and global distribution capabilities to meet those needs. We invest significantly in research and development in order to meet our customers’ needs, and to adapt to the rapidly changing environment for new and improved products and services.

We view the petroleum additives marketplace as being comprised of two broad product groupings: lubricant additives and fuel additives. Lubricant additives are highly formulated chemical products that improve the performance, durability, and functionality of mineral oils, synthetic oils, and biodegradable oils, thereby enhancing the performance of machinery and engines. Fuel additives are chemical components and products that improve the refining process and performance of gasoline, diesel, biofuels, and other fuels, resulting in lower fuel costs, improved vehicle performance, reduced tailpipe or smokestack emissions, and improved power plant efficiency.

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

Lubricants are used in nearly every piece of operating machinery from heavy industrial equipment to vehicles. Lubricants provide a layer of insulation and protection between moving mechanical parts. Without this layer of protection, the normal functioning of machinery would not occur. Effective lubricants reduce downtime, prevent accidents, and increase efficiency. Specifically, lubricants serve the following main functions:

•

Friction reduction – Friction is reduced by maintaining a thin film of lubricant between moving surfaces, preventing them from coming into direct contact with one another and reducing wear on moving machinery.

•	Heat removal – Lubricants act as coolants by removing heat resulting from either friction or through contact with other, higher temperature materials.

•

Containment of contaminants – Lubricants can be contaminated in many ways, especially over time. Lubricants are required to function by carrying contaminants away from the machinery and neutralizing the deleterious impact of the by-products of combustion.

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

Engine Oil Additives – The largest submarket within the lubricant additives marketplace is engine oils, which we estimate represents approximately 65% of the overall lubricant additives market volume, but a much lower percentage of the overall market profitability. The engine oils market’s ultimate customers include consumers, service dealers, and OEMs. The extension of drain intervals has generally offset increased demand due to higher vehicle population and more miles driven. The primary functions of engine oil additives are to reduce friction, prevent wear, control formation of sludge and oxidation, and prevent rust. Engine oil additives are typically sold to lubricant manufacturers who combine them with a base oil fluid to meet internal, industry, and OEM specifications.

Key drivers of the engine oils market are the number of vehicles on the road, drain intervals for engine oils, engine and crankcase size, changes in engine design, and temperature and specification changes driven by the OEMs. Afton’s goal is to continue to improve the profitability of this product line by developing additives that are specially formulated for the vehicles people drive and the way they drive them. Afton offers additives for oils that protect the modern engine and makes additives that are specially formulated to protect high mileage vehicles. Afton offers products that enhance the performance of mineral, part-synthetic, and fully-synthetic engine oils.

Driveline Additives – The driveline additives submarket is comprised of additives designed for products such as automatic transmission fluids (ATF), gear oils, and tractor fluids. This submarket shares in the 35% of the market not covered by engine oils. ATFs primarily serve as the power transmission and heat transfer medium in the area of the transmission where the torque of the drive shaft is transferred to the gears of the vehicle. Gear additives lubricate gears, bearings, clutches, and bands in the gear-box and are used in vehicles, off-highway, hydraulic, and marine equipment. Other products in this area consist of hydraulic transmission fluids, universal tractor fluids, power steering fluids, shock absorber fluids, gear oils, lubricants for heavy machinery, and vehicle greases. These products must conform to highly prescribed specifications developed by vehicle OEMs for specific models or designs. These additives are generally sold to oil companies and often ultimately sold to vehicle OEMs for new vehicles (factory-fill). End-products are also sold to service dealers for aftermarket servicing (service-fill), as well as retailers and distributors.

Key drivers of the driveline additives marketplace are the number of vehicles manufactured, drain intervals for ATF and gear applications, changes in engine and transmission design and temperatures, and specification changes driven by the OEMs.

Industrial Additives – The industrial additives submarket is comprised of additives designed for products for industrial applications such as hydraulic fluids, grease, industrial gear fluids, industrial specialty applications, and metalworking additives. This submarket also shares in the 35% of the market not covered by engine oils. These products must conform to industry specifications, OEM requirements and/or application and operating environment demands. Industrial additives are generally sold to oil companies, service dealers for aftermarket servicing, and distributors.

Key drivers of the industrial additives marketplace are gross domestic product growth and industrial production.

Fuel Additives

Fuel additives are chemical compounds that are used to improve both the oil refining process and the performance of gasoline, diesel, residual, biofuels, and other fuels. Benefits of fuel additives in the oil refining process include reduced use of crude oil, lower processing costs, and improved fuel storage properties. Fuel performance benefits include ignition improvements, combustion efficiency, reduced emission particulates, fuel economy improvements, and engine cleanliness, as well as protection against deposits in fuel injectors, intake valves, and the combustion chamber. Our fuel additives are extensively tested and designed to meet stringent industry, government, OEM, and individual customer requirements.

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

Competition

We believe we are one of the four largest manufacturers and suppliers in the petroleum additives marketplace.

In the lubricant additives submarket of petroleum additives, our major competitors are The Lubrizol Corporation, Infineum (a joint venture between ExxonMobil Chemical and Royal Dutch Shell plc), and Oronite (a subsidiary of Chevron). There are several other suppliers in the worldwide market who are competitors in their particular product areas.

The fuel additives submarket is fragmented and characterized by many competitors. While we participate in many facets of the fuel additives market, our competitors tend to be more narrowly focused. In the gasoline detergent market, we compete mainly against BASF AG, Oronite, and Lubrizol; in the cetane improver market, we compete mainly against Innospec, Groupe SNPE of France, and Exchem EPC Groupe of the U.K.; and in the diesel markets, we compete mainly against Lubrizol, Infineum, BASF, and Innospec.

The competition among the participants in these industries is characterized by the need to provide customers with cost effective, technologically capable products that meet or exceed industry specifications. The need to continually increase technology performance and lower cost through formulation technology and cost improvement programs is vital for success in this environment.

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

We are committed to providing the most advanced products, comprehensive testing programs, and superior technical support to our customers and to OEMs worldwide. R&D expenditures, which totaled $82 million in 2008, $77 million in 2007, and $70 million in 2006, are expected to grow again in 2009 in support of our core technology areas. R&D is growing in research and testing capacity and customer support capabilities with the addition of a new rig testing building to our Richmond, Virginia laboratory; the addition of a customer technical service facility in Shanghai, China; and the move of our Tsukuba, Japan formulation and testing center to a new, larger laboratory in the same area. The objective of the new Asia Pacific laboratories is to improve response time to customers and to develop additional products that meet the specific needs of the region.

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

In 2008, we continued to enhance our strong position in additive technologies for ATF, gear, and tractor fluids. New technologies were launched in multiple areas including step type automatic transmission fluids, dual clutch transmission fluids, fluids for off-road applications, and axle fluids. These new fluids offer enhanced hardware protection, durability, fuel economy, and increased driver satisfaction. We continue to conduct fundamental research into wear, pitting, frictional performance, noise vibration and harshness, and fuel economy improvements in support of our customers and new product development.

We also continued to broaden our product portfolio in the industrial lubricant area with the launch of new additive products and components designed to meet the changing needs of our industry and customers. New products introduced in 2008 included hydraulic additives, greases, and metalworking additives. New testing capacity has been added to allow us to better differentiate our customers products.

New engine oil technologies continue to generate growth in both passenger car and heavy duty areas. Component development programs are generating new formulation options for future categories, and formulation developments for key category changes including, ILSAC GF5 and ACEA 2008, are well under way.

We developed new fuel additive products for both gasoline and diesel fuels that enhance both the performance and effectiveness of our additive solutions. Changing fuel specifications, the increasing use of bio-fuels, and new hardware technologies such as direct injection gasoline, and high-speed direct injection (HSDI) diesel offer opportunities for innovation on the additive side. New products directed toward enhanced injector cleanliness in modern HSDI engines and approval tests are complete and are being introduced to the market. We have expanded our product offerings in the finished fuel additive area by both internal development and acquisition.

Intellectual Property

Our intellectual property, including our patents, licenses, and trademarks, is an important component of our business. We actively protect our inventions, new technologies, and product developments by filing patent applications or maintaining trade secrets. We currently own approximately 1,500 issued or pending United States and foreign patents. The use of technology covered by several of these patents and trade secrets is licensed to others through a royalty-generating licensing program. In addition, we have acquired the rights under patents and inventions of others through licenses or otherwise. We take care to respect the intellectual property rights of others and we believe our products do not infringe upon those rights. We vigorously participate in patent opposition proceedings around the world, where necessary, to secure a technology base free of infringement. We believe our patent position is strong, aggressively managed, and sufficient for the conduct of our business.

We also have several hundred trademark registrations throughout the world for our marks, including NewMarket®, Afton Chemical®, Ethyl®, mmt®, HiTEC®, TecGARD®, GREENBURN®, and BioTEC®, as well as several pending trademark and service mark applications, including Axcel™.

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

Safety and environmental responsibility are a way of life at NewMarket – enhancing operations, the way we work, and the relationships we maintain with our customers and our communities. Our executive management meetings begin with a review of our environmental and safety performance.

Our objective is to establish a culture where our employees understand that good environmental and safety performance is good business and understand that environmental compliance and safety is their personal responsibility.

Our worldwide injury/illness recordable rate (which is the number of injuries per 200,000 hours worked) in 2008 was 0.84. The rate in 2007 was 0.87 and the 2006 rate was 0.99. We plan to continue to demonstrate our safety culture with continuous improvement in our safety record. This represents a focused effort by all of our employees. We are extremely proud of our accomplishments in the safety area, especially when compared to safety records in other industries.

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

Total gross liabilities accrued at year-end for environmental remediation were $21 million for 2008 and $22 million for 2007. In addition to the accruals for environmental remediation, we also had accruals for dismantling and decommissioning costs of $1 million at December 31, 2008 and $3 million at December 31, 2007. The decrease in these amounts between 2008 and 2007 primarily reflects remediation activities at various environmental sites.

As new technology becomes available, it may be possible to reduce accrued amounts. While we believe that we are fully accrued for known environmental issues, it is possible that unexpected future costs could have a significant financial impact on our financial position and results of operations.

We spent approximately $17 million in 2008, $18 million in 2007, and $16 million in 2006 for ongoing environmental operating and clean-up costs, excluding depreciation of previously capitalized expenditures. These environmental operating and clean-up expenses are included in cost of goods sold.

For capital expenditures on pollution prevention and safety projects, we spent $7 million in 2008, as well as 2007, and $6 million in 2006.

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

We are subject to liabilities associated with the investigation and cleanup of hazardous substances, as well as personal injury, property damage, or natural resource damage arising from the release of, or exposure to, such hazardous substances. Further, we may have environmental liabilities imposed in many situations without regard to violations of laws or regulations. These liabilities may also be imposed jointly and severally (so that a responsible party may be held liable for more than its share of the losses involved, or even the entire loss) and may be imposed on many different entities with a relationship to the hazardous substances at issue, including, for example, entities that formerly owned or operated the property and entities that arranged for the disposal of the hazardous substances at an affected property. We are subject to many environmental laws, including the federal Comprehensive Environmental Response, Compensation and Liability Act, commonly known as CERCLA or Superfund, in the United States, and similar foreign and state laws.

Under CERCLA, we are currently considered a potentially responsible party (PRP), at several sites, ranging from a de minimis PRP or a minor PRP, to an involvement considered greater than the minor PRP involvement. At some of these sites, the remediation methodology, as well as the proportionate shares of each PRP, has been well established. Other sites are not as mature, which makes it more difficult to reasonably estimate our share of the future clean-up or remediation costs. In 2000, the Environmental Protection Agency (EPA) named us as a PRP for the clean-up of soil and groundwater contamination at the Sauget Area 2 Site in Sauget, Illinois. Without admitting any fact, responsibility, fault, or liability in connection with this site, we are participating with other PRPs in site investigations and feasibility studies. The Sauget Area 2 Site PRPs are currently working with EPA to submit an acceptable Remedial Investigation and Feasibility Study (RI/FS) to the EPA which we expect to occur in late 2009. We have accrued our estimated proportional share of the expenses for the RI/FS, as well as our best estimate of our proportional share of the remediation liability proposed in our ongoing discussions and submissions with the agencies involved. We do not believe there is any additional information available as a basis for revision of the liability that we have established. The amount accrued for this site is not material. We also have several other sites where we are in the process of environmental remediation and monitoring.

Geographic Areas

We have operations in the United States, Europe, Asia, Latin America, Australia, India, the Middle East, and Canada. The economies are stable in most of the countries where we operate. In countries with more political or economic uncertainty, we generally minimize our risk of loss by utilizing U.S. Dollar-denominated transactions, letters of credit, and prepaid transactions. We also participate in selective foreign currency forward contracts at certain times. Our foreign customers consist of financially viable government organizations, as well as both large and smaller companies.

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

Geographic Areas

(in millions of dollars)

	2008	2007	2006
Net sales
United States	$625	$564	$517
Foreign	992	811	746

Consolidated net sales	$1,617	$1,375	$1,263

Long-lived assets (a)
United States	$267	$203	$191
Foreign	29	26	31

Total long-lived assets	$296	$229	$222

(a)	Long-lived assets include property, plant, and equipment, net of depreciation, as well as intangible assets and prepayments for services, both net of amortization.

Net sales to one customer of our petroleum additives segment exceeded 10% of total net sales in 2008 and 2007. Net sales to two customers of our petroleum additives segment exceeded 10% of total net sales in 2006. Sales to Royal Dutch Shell plc and its affiliates (Shell) amounted to $261 million (16% of total net sales) in

2008, $202 million (15% of total net sales) in 2007, and $169 million (13% of total net sales) in 2006. Sales to BP plc and its affiliates (BP) amounted to $127 million (10% of total net sales) in 2006. These net sales represent a wide-range of products sold to these two customers in multiple regions of the world.

Availability of Reports Filed with the Securities and Exchange Commission and Corporate Governance Documents

Our internet website address is www.newmarket.com. We make available, free of charge through our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC. In addition, our Corporate Governance Guidelines, Code of Conduct, and the charters of our Audit; Compensation; and Nominating and Corporate Governance Committees, are available on our website and are available in print, without charge, to any shareholder upon request by contacting our Corporate Secretary at NewMarket Corporation, 330 South Fourth Street, Richmond, Virginia 23219. The information on our website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated by reference in this Annual Report on Form 10-K or any other filings we make with the SEC.

Executive Officers of the Registrant

The names and ages of all executive officers as of February 20, 2009 follow.

Name	Age	Positions
Thomas E. Gottwald	48	President and Chief Executive Officer (Principal Executive Officer)
David A. Fiorenza	59	Vice President and Treasurer (Principal Financial Officer)
Steven M. Edmonds	56	Vice President – General Counsel
Bruce R. Hazelgrove, III	48	Vice President – Corporate Resources
Wayne C. Drinkwater	62	Controller (Principal Accounting Officer)
M. Rudolph West	55	Secretary
C. S. Warren Huang	59	President, Afton Chemical Corporation
Alexander McLean	52	Senior Vice President, Afton Chemical Corporation

Our officers hold office until the meeting of the Board of Directors following the next annual shareholders’ meeting. All of the officers, with the exception of C.S. Warren Huang and Alexander McLean, have served in these capacities with NewMarket or were employed by Ethyl in similar capacities for at least the last five years. Mr. Huang and Mr. McLean have both been employed by Afton or Ethyl for at least the last five years in various senior management capacities.

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

We utilize a variety of raw materials in the manufacture of our products, including base oil, polyisobutylene, maleic anhydride, olefin copolymers, antioxidants, alcohols, and methacrylates. Our profitability is sensitive to changes in the costs of these materials caused by changes in supply, demand or other market conditions, over which we have little or no control. Political and economic conditions in the Middle East and Latin America have caused, and may continue to cause, the cost of our raw materials to fluctuate. War, armed hostilities, terrorist acts, civil unrest, or other incidents may also cause a sudden or sharp increase in the cost of our raw materials. We cannot assure you that we will be able to pass on to our customers any future increases in raw material costs in the form of price increases for our products.

•	Availability of raw materials and transportation systems could have a material adverse effect on our operations.

The chemical industry can experience some tightness of supply of certain materials or transportation systems. Any significant disruption in supply could affect our ability to obtain raw materials or transportation systems. This could have a material adverse effect on our operations.

•	Our reliance on a small number of significant customers may have a material adverse effect on our results of operations.

Our principal customers are major multinational oil companies. The oil industry is characterized by the concentration of a few large participants as a result of consolidation. The loss of a significant customer or a material reduction in purchases by a significant customer could have a material adverse effect on our results of operations, financial condition, and cash flow.

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

Several of the products we sell are produced only in one location. We are dependent upon the continued safe operation of these production facilities. These production facilities are subject to various hazards associated with the manufacture, handling, storage, and transportation of chemical materials and products, including leaks and ruptures, explosions, fires, inclement weather and natural disasters, unscheduled downtime, and environmental hazards. Some of our products involve the manufacture and handling of a variety of reactive, explosive, and flammable materials. Many of these hazards could cause a disruption in the production of our products. We cannot assure you that these facilities will not experience these types of hazards and disruptions in the future or that these incidents will not result in production delays or otherwise have an adverse effect on our results of operations, financial condition or cash flows in any given period.

•	We face risks related to our foreign operations that may negatively affect our business.

In 2008, net sales to customers outside of the United States accounted for approximately 61% of total net sales. We do business in all major regions of the world, some of which do not have stable economies or governments. In particular, we sell and market products in countries experiencing political and economic instability in the Middle East, Asia Pacific, and Latin America. Our international operations are subject to international business risks, including unsettled political conditions, expropriation, import and export restrictions, increases in royalties, exchange controls, national and regional labor strikes, taxes, government royalties, inflationary economies and currency exchange rate fluctuations, and changes in laws and policies governing operations of foreign-based companies (such as restrictions on repatriation of earnings or proceeds from liquidated assets of foreign subsidiaries). The occurrence of any one or a combination of these factors may increase our costs or have other adverse effects on our business.

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

Protection of our proprietary processes, methods, compounds, and other technologies is important to our business. We depend upon our ability to develop and protect our intellectual property rights to distinguish our products from those of our competitors. Failure to protect our existing intellectual property rights may result in the loss of valuable technologies or having to pay other companies for infringing on their intellectual property rights. We rely on a combination of patent, trade secret, trademark, and copyright law, as well as judicial enforcement, to protect such technologies. We currently own approximately 1,500 issued and pending U.S. and foreign patents. Some of these patents are licensed to others. In addition, we have acquired the rights under patents and inventions of others through licenses or otherwise. We have developed, and may in the future develop, technologies with universities or other academic institutions, or with the use of government funding. In such cases, the academic institution or the government may retain certain rights to the developed intellectual property. We also own several hundred trademark and service mark registrations throughout the world for our marks, including NewMarket®, Afton Chemical®, Ethyl®, HiTEC®, TecGARD®, GREENBURN® BioTEC®, and mmt®, as well as pending trademark and service mark applications, including Axcel™. In the event that we are unable to continue using certain of our marks, we may be forced to rebrand our products, which could result in the loss of brand recognition, and could require us to devote resources to advertise and market brands. In particular, the loss of our HiTEC® mark would have a material adverse effect on our business.

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

We could face patent infringement claims from our competitors or others alleging that our processes or products infringe on their proprietary technologies. If we were found to be infringing on the proprietary technology of others, we may be liable for damages, and we may be required to change our processes, to redesign our products partially or completely, to pay to use the technology of others or to stop using certain technologies or producing the infringing product entirely. Even if we ultimately prevail in an infringement suit, the existence of the suit could prompt customers to switch to products that are not the subject of infringement suits. We may not prevail in any intellectual property litigation and such litigation may result in significant legal costs or otherwise impede our ability to produce and distribute key products.

•	Our business is subject to government regulation and could be adversely affected by future governmental regulation.

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

New laws and regulations, including climate change regulations, may be introduced in the future that could result in additional compliance costs, seizures, confiscation, recall, or monetary fines, any of which could prevent or inhibit the development, distribution, and sale of our products. If we fail to comply with applicable laws and regulations, we may be subject to civil remedies, including fines, injunctions, and recalls or seizures, any of which could have an adverse effect on our results of operations, financial condition, and cash flows.

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

•	Political, economic, and regulatory factors concerning one of our products, mmt®, could adversely affect our sales of mmt®.

The EPA studied mmt® and determined that it does not cause or contribute to the failure of vehicle emission systems. The Canadian government has made similar findings. However, the EPA is requiring additional testing to fill some data gaps, including potential risks to public health, and a change in current determinations could have a material adverse effect on our results of operations. In addition, certain industry groups are urging greater regulation of all metal-based gasoline additives, including mmt®. In 2002, the Alliance of Automobile Manufacturers (AAM) issued a fleet test report on mmt® based on tests conducted by the AAM, the Association of International Automobile Manufacturers, and the Canadian Vehicle Manufacturers’ Association. The report alleges that mmt® significantly raises vehicle emissions, increases fuel emissions, increases fuel consumption, and impairs the proper operation of vehicle emission control systems. In December 2003, the government of Canada released its “Proposed Framework for an Independent Third-Party Review of New Information on the Effects of

mmt® Vehicle Emissions.” In its proposal, the Canadian government provided no timetable for the commencement or completion of the review. Substantially all of our customers in Canada have suspended the use of mmt®, pending the results of the government of Canada-sponsored independent third-party review. To date, the government of Canada has not initiated the review. We expect that the European Union will also review all metal-based petroleum additives, including mmt®, for their impact on pollution abatement technology. Increased government regulation of mmt®, if it occurs, or additional studies evaluating mmt®, even if government regulation does not occur, could have a material adverse effect on our sales of that product.

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

There may be environmental problems associated with our properties of which we are unaware. Some of our properties contain, or may have contained in the past, on-site facilities or underground tanks for the storage of chemicals, hazardous materials, and waste products that could create a potential for release of hazardous substances or contamination of the environment. The discovery of environmental liabilities attached to our properties could have a material adverse effect on our results of operations, financial condition, and cash flows.

We may also face liability arising from current or future claims alleging personal injury, product liability, property damage due to exposure to chemicals or other hazardous substances, such as premises asbestos, at or from our facilities. We may also face liability for personal injury, product liability, property damage, natural resource damage, or clean-up costs for the alleged migration of contaminants or hazardous substances from our facilities or for future accidents or spills. A significant increase in the number or success of these claims could adversely affect our financial condition, results of operations, and cash flows. For further discussion of some related claims, see Item 1, “Business—Environmental.”

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

We are subject to the federal, state and local environmental laws under which we may be designated as a PRP. As a PRP, we may be liable for a share of the costs associated with cleaning up hazardous waste sites, such as a landfill to which we may have sent waste.

In de minimis PRP matters and in some minor PRP matters, we generally negotiate a consent decree to pay an apportioned settlement. This relieves us of any further liability as a PRP, except for remote contingencies. We are also a PRP at sites where our liability may be in excess of the de minimis or minor PRP levels. Most sites where we are a PRP represent environmental issues that are quite mature. The sites have been investigated, and in many cases, the remediation methodology, as well as the proportionate shares of each PRP, has been established. Other sites are not as mature, which makes it more difficult to reasonably estimate our share of future clean-up or remediation costs. Generally, environmental remediation and monitoring will go on for an extended period. As a result, we may incur substantial expenses for all these sites over a number of years.

Liability for investigation and remediation of hazardous substance contamination at currently or formerly owned or operated facilities or at third-party waste disposal sites is joint and several. Currently, we are involved in active remediation efforts at several sites where we have been named a PRP. If other PRPs at these sites are unable to contribute to the remediation costs, we could be held responsible for some, or all, of their portion of the remediation costs, in addition to the portions for which we have already accounted.

•	Our financial results will vary according to the timing of customer orders and other external factors, which reduces your ability to gauge our performance.

External factors beyond our control, such as customer orders, product shipment dates, and other factors can cause shifts in net sales and income from quarter to quarter. These external factors can magnify the impact of industry cycles. As a result, our income and cash flows may fluctuate significantly on a quarter-to-quarter basis, and your ability to gauge trends in our business may be impaired.

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

•	We could be required to make additional contributions to our pension funds, which may be underfunded due to any underperformance of the equities markets.

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

•

The occurrence or threat of extraordinary events, including natural disasters and domestic and international terrorist attacks may disrupt our operations, decrease demand for our products, and increase our expenses.

Chemical-related assets may be at greater risk of future terrorist attacks than other possible targets in the United States and throughout the world. Federal legislation could impose significant new site security requirements specifically on chemical manufacturing facilities that may increase our overhead expenses. The significance of the cost will depend upon how our manufacturing facilities are classified by the federal government. That classification is pending. Federal regulations have also been enacted to increase the security of the transportation of hazardous chemicals in the United States.

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

•	The worldwide economic slowdown and the turbulent financial markets may adversely affect our business.

Worldwide economic problems have become more pronounced in the fourth quarter of 2008 resulting in a significant decrease in demand for our products. Although many of our products are not discretionary, as equipment and engines require their use, the forecast of demand for our products in this economic environment is difficult.

•	Development, construction, and permanent financing risks associated with Foundry Park I could adversely affect our financial results.

We own approximately 64 acres of real estate in downtown Richmond, Virginia, adjacent to our principal executive offices, which we have accumulated over many decades as the property became available. Of this total land holding, approximately seven acres, including those currently under construction, are the most desirable for further development should the demand arise in the community. In January 2007, Foundry Park I entered into a Deed of Lease Agreement with MeadWestvaco under which MeadWestvaco will lease an office building that we are constructing on approximately three acres of this real property. Our development and construction activities may subject us to the following risks:

•	we may be unable to obtain, or suffer delays in obtaining, necessary governmental permits and authorizations, including building occupancy permits;

•	we may incur development and construction costs that exceed our original estimates;

•	we may be unable to complete a project on schedule, which could result in increased construction costs and penalties;

•	we may be unable to obtain the permanent financing on favorable terms; and

•	we may incur losses, which could be material, for breakage fees under an interest rate lock agreement in connection with our application for permanent financing.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal operating properties are shown below. Unless indicated, we own the research, development, and testing facilities and manufacturing properties, which primarily support the petroleum additives business segment.

Research, Development, and Testing	Richmond, Virginia
Bracknell, England (leased)
Tsukuba, Japan (leased)
Ashland, Virginia (leased)
Shanghai, China (leased)

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

We own approximately 64 acres of real estate in downtown Richmond, Virginia, adjacent to our principal executive offices, which we have accumulated over many decades as the property became available. Of this total land holding, approximately seven acres, including those currently under construction, are the most desirable for further development should the demand arise in the community. In January 2007, Foundry Park I entered into a Deed of Lease Agreement with MeadWestvaco under which it will lease an office building which we are constructing on approximately three acres.

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

Asbestos

Like many other companies, we are a defendant in personal injury lawsuits involving exposure to asbestos. These cases involve exposure to asbestos in premises owned or operated, or formerly owned or operated, by subsidiaries of NewMarket. We have never manufactured, sold, or distributed products that contain asbestos. Nearly all of these cases are pending in Texas, Louisiana, or Illinois and involve multiple defendants. We maintain an accrual for these proceedings, as well as a receivable for expected insurance recoveries.

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

Based on the above assumptions, we have provided an undiscounted liability related to premises asbestos claims of $13 million at both year-end 2008 and year-end 2007. The liabilities related to asbestos claims are included in accrued expenses (current portion) and other noncurrent liabilities on the balance sheet. Certain of these costs are recovered through our insurance coverage and agreement with Albemarle. The receivable for these recoveries related to premises asbestos liabilities was $9.5 million at December 31, 2008 and $9.0 million at December 31, 2007. These receivables are included in trade and other accounts receivable for the current portion. The noncurrent portion is included in other assets.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no issues submitted to a vote of security holders during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, with no par value, has traded on the New York Stock Exchange (NYSE) under the symbol “NEU” since June 21, 2004 when we became the parent holding company of Ethyl, Afton, NewMarket Services, and their subsidiaries.

There were 15,199,207 shares of our common stock outstanding as of December 31, 2008. We had 3,335 shareholders of record at December 31, 2008.

During the period January 2, 2008 through January 7, 2008, we purchased 124,855 shares of our common stock at an average price per share of $54.55, including transaction fees. The purchase of these shares was under the share repurchase program approved by our Board of Directors on October 25, 2007. The Board of Directors approved a share repurchase program that authorized management to repurchase up to $50 million of NewMarket Corporation’s outstanding common stock until December 31, 2009, as market conditions warranted and covenants under our existing agreements permitted. The share repurchase program allowed us to conduct the share repurchases in the open market and in privately negotiated transactions. The repurchase program did not require NewMarket to acquire any specific number of shares. This repurchase plan was terminated on July 31, 2008.

Also on July 31, 2008, our Board of Directors approved a share repurchase program that authorizes management to repurchase up to $100 million of NewMarket Corporation’s outstanding common stock until December 31, 2010, as market conditions warrant and covenants under our existing agreements permit. We may conduct the share repurchases in the open market and in privately negotiated transactions. The repurchase program does not require NewMarket to acquire any specific number of shares and may be terminated or suspended at any time. During the period August 4, 2008 through August 12, 2008, we purchased 316,168 shares of common stock at an average price of $63.26, including transaction fees, under this authorization. Approximately $80 million remains available under the authorization at December 31, 2008. There were no repurchases under this authorization during the fourth quarter 2008.

As shown in the table below, cash dividends declared and paid totaled 80 cents per share for the twelve months ended December 31, 2008 and 57.5 cents per share for the twelve months ended December 31, 2007.

Year	Date Declared	Date Paid	Per Share Amount
2008	February 28, 2008	April 1, 2008	20 cents
	April 24, 2008	July 1, 2008	20 cents
	July 31, 2008	October 1, 2008	20 cents
	October 23, 2008	January 2, 2009	20 cents

2007	February 22, 2007	April 2, 2007	12.5 cents
	April 26, 2007	July 2, 2007	12.5 cents
	July 20, 2007	October 1, 2007	12.5 cents
	October 25, 2007	January 2, 2008	20 cents

The declaration and payment of dividends is subject to the discretion of our Board of Directors. Future dividends will depend on various factors, including our financial condition, earnings, cash requirements, legal requirements, restrictions in agreements governing our outstanding indebtedness, and other factors deemed relevant by our Board of Directors. For a discussion of the restrictions on our ability to declare and pay dividends, see Note 12 in the Notes to Consolidated Financial Statements.

The following table shows the high and low prices of our common stock on the NYSE for each of the last eight quarters.

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$76.94	$93.57	$73.41	$52.88
Low	$42.79	$61.52	$49.44	$23.37

	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$60.36	$50.43	$51.82	$58.76
Low	$39.47	$38.81	$40.40	$45.07

The performance graph showing the five-year cumulative total return on our common stock as compared to Lubrizol, specialty chemical companies, and the S&P 500 is shown below. The graph assumes $100 invested on the last day of December 2003. Dividends are assumed to be reinvested quarterly.

Performance Graph

Comparison of Five-Year Cumulative Total Return

Performance through December 31, 2008

ITEM 6.	SELECTED FINANCIAL DATA

NewMarket Corporation and Subsidiaries

Five Year Summary

	Years Ended December 31
	2008	2007	2006	2005	2004
	(in thousands except per-share amounts)
Results of Operations
Net sales	$1,617,431	$1,374,874	$1,263,297	$1,075,544	$894,109
Costs and expenses	1,501,071	1,266,251	1,178,665	1,037,490	878,020
Special item income, net (1) (2) (3)	—	—	14,825	11,668	13,245

Operating profit	116,360	108,623	99,457	49,722	29,334
Interest and financing expenses	12,046	11,557	15,403	16,849	18,254
Loss on early extinguishment of debt (4)	—	—	11,209	—	—
Other income, net (5)	1,012	3,358	7,117	925	324

Income from continuing operations before income taxes	105,326	100,424	79,962	33,798	11,404
Income tax expense (benefit) (6) (7)	32,099	21,874	27,651	6,166	(489)

Income from continuing operations	73,227	78,550	52,311	27,632	11,893
Income from operations of discontinued business (net of tax) (8)	—	16,771	5,211	14,749	21,165

Net income	$73,227	$95,321	$57,522	$42,381	$33,058

Financial Position and Other Data
Total assets	$811,452	$770,934	$744,793	$701,532	$676,195
Operations:
Working capital	$310,265	$317,380	$301,777	$244,912	$220,072
Current ratio	3.28 to 1	2.79 to 1	2.88 to 1	2.47 to 1	2.57 to 1
Depreciation and amortization	$28,968	$29,126	$31,592	$36,396	$44,775
Capital expenditures	$74,619	$36,656	$26,161	$17,830	$14,650
Gross profit as a % of net sales	19.4	21.6	20.9	18.6	19.9
Research, development, and testing expenses (9)	$81,752	$76,834	$70,263	$65,394	$65,356
Total debt	$237,162	$157,797	$153,439	$153,829	$184,438
Common and other shareholders’ equity	$291,123	$317,007	$301,402	$266,060	$231,882
Total debt as a % of total capitalization (debt plus equity)	44.9	33.2	33.7	36.6	44.3
Net income as a % of average shareholders’ equity	24.1	30.8	20.3	17.0	15.3

Common Stock
Basic earnings per share:
Income from continuing operations	$4.77	$4.66	$3.04	$1.62	$.70
Income from operations of discontinued business (net of tax) (8)	—	1.00	.30	.87	1.25

Net income	$4.77	$5.66	$3.34	$2.49	$1.95

Diluted earnings per share:
Income from continuing operations	$4.75	$4.63	$3.00	$1.60	$.69
Income from operations of discontinued business (net of tax) (8)	—	.99	.30	.85	1.23

Net income	$4.75	$5.62	$3.30	$2.45	$1.92

Shares used to compute basic earnings per share	15,362	16,841	17,223	17,028	16,916
Shares used to compute diluted earnings per share	15,430	16,957	17,407	17,320	17,199
Equity per share	$19.15	$20.37	$17.43	$15.58	$13.66
Cash dividends declared per share	$.80	$.575	$.50	$—	$—

Notes to the Five Year Summary

(1)	Special item income, net was $14.8 million in 2006 and included a $5.3 million gain related to an earn-out agreement for certain pharmaceutical intellectual property that we sold in 1994; a $3.3 million gain associated with a legal settlement related to transportation charges; a $5.5 million gain resulting from a class action lawsuit related to raw materials; a $2.5 million loss from a legal settlement; and a $3.3 million gain on the sale of property.

(2)	Special item income, net was $12 million in 2005 and included an aggregate $8 million gain on the sales of corporate property and a $4 million gain on an insurance settlement related to our premises asbestos liabilities.

(3)	The special item in 2004 was $13 million income and represents the gain on the environmental insurance settlement.

(4)	In December 2006, we purchased $149.75 million of the outstanding $150 million aggregate principal amount of our 8.875% senior notes due 2010 in a tender offer. As a result of the transaction, we recognized a loss of $11 million on the early extinguishment of debt. This loss included the write-off of unamortized deferred financing costs of $2.6 million and cash paid of $8.6 million related to the premium and other costs of the purchase of the senior notes. Subsequently in December 2006, we issued $150 million aggregate principal amount of our 7.125% senior notes due in 2016.

(5)	Other income, net in both 2008 and 2007 consists primarily of investment income. Other income, net in 2006 includes a gain of $4 million for interest on an income tax settlement, as well as $2 million investment income.

(6)	Income tax expense in 2007 includes a special item of $9.5 million primarily representing a reversal of deferred tax provisions that were previously provided on the undistributed earnings of certain foreign subsidiaries.

(7)	Income tax expense in 2005 and 2004 includes a favorable impact of approximately $1 million from the settlement of certain tax years with the IRS.

(8)	Discontinued operations for all years reflect the April 1, 2007 termination of all marketing agreements between the subsidiaries of Ethyl and Innospec. The gain on the termination of this business was $22.8 million ($14.6 million after tax). The remaining amounts reflect the after-tax earnings of this business.

(9)	Of the total research, development, and testing expenses, the portion related to new products and processes was $44 million in 2008, $42 million in 2007, $37 million in 2006, $34 million in 2005, and $33 million in 2004.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

OVERVIEW

The petroleum additives segment had an excellent year with operating profit ending slightly ahead of last year. However, our business experienced two significantly different business environments in 2008.

During the first three quarters, our plants operated at very high rates and crude oil prices continued to escalate ranging from $70 to $140 per barrel. The entire commodity chemicals market was one of tightness of supply and rapidly escalating prices. We managed the demands these factors placed on us during this period. We maintained uninterrupted supply to our customers and implemented multiple price increases to recover the rapidly escalating raw material and other costs increases. This growth period had a significant negative impact on our cash flow position as our working capital needs consumed $72 million during this period.

The last two months of 2008 were significantly different from the first ten months of 2008. Our business through October was excellent, but beginning in November, demand decreased dramatically. During the last quarter of 2008, the cost of crude oil plummeted to under $50 per barrel and commodity chemical companies began idling facilities and reducing their work forces. We believe that there were two primary factors that resulted in such a dramatic decrease in demand for our products in the last two months of 2008. We believe our customers were destocking while using their existing higher priced inventory and anticipating price decreases since the price of base oil had fallen. The second factor was the worldwide economic slowdown.

We immediately took action upon recognizing the change in conditions. We reduced production at our plants in order to manage inventory levels. To support the existing business levels during the first ten months of 2008, our inventories had been at higher levels than were necessary to support the demand for our products in the last two months of 2008. We took internal actions to control spending and focused on managing customer accounts and the related accounts receivables. We believe we have taken the appropriate actions needed at this time, and we will continue to monitor demand, taking further actions as necessary. We know that modern machinery requires the products our industry produces to function properly, but we are uncertain as to when the destocking at our customers will cease, as well as what the ultimate level of business activity will be while the worldwide economy recovers.

Our project to build an office building for MeadWestvaco continued on schedule and within budget during the year.

RESULTS OF OPERATIONS

Net Sales

Following the trend from the last several years, net sales increased in 2008. The increase between 2008 and 2007 was 18%. When comparing 2007 with 2006, consolidated net sales increased nearly 9%.

Net sales to one customer of our petroleum additives segment exceeded 10% of total net sales in 2008 and 2007. Net sales to two customers of our petroleum additives segment exceeded 10% of total net sales in 2006. Sales to Royal Dutch Shell plc and its affiliates (Shell) amounted to $261 million (16% of total net sales) in 2008, $202 million (15% of total net sales) in 2007, and $169 million (13% of total net sales) in 2006. Sales to BP plc and its affiliates (BP) amounted to $127 million (10% of total net sales) in 2006. These net sales represent a wide-range of products sold to these two customers in multiple regions of the world.

No other single customer accounted for 10% or more of our total net sales in 2008, 2007, or 2006.

The following table shows our net sales by segment for each of the last three years.

Net Sales by Segment

(in millions of dollars)

	2008	2007	2006
Petroleum additives	$1,604	$1,358	$1,251
All other	13	17	12

Consolidated net sales	$1,617	$1,375	$1,263

Petroleum Additives – We continued to realize an increase in petroleum additives net sales over the prior year with petroleum additives net sales improving over both 2007 and 2006.

When comparing 2008 to 2007, petroleum additives net sales were up $246 million or 18%. The increase in net sales reflects higher selling prices, including a significant favorable foreign currency impact of approximately $29 million. The favorable foreign currency impact reflects the weakness of the U.S. Dollar during the year versus the other currencies in which we conduct business. In addition, net sales increased due to higher product shipments. The volume of product shipments was approximately 4% higher during 2008 than 2007. The increase was across all product lines, but predominantly in the lubricant additives product lines.

Petroleum additives net sales for 2007 increased $107 million, or 9%, over 2006 levels. The increase was across both lubricant additives and fuel additives. Higher selling prices, including a favorable foreign currency impact, resulted in approximately half of the increase in net sales when comparing 2007 and 2006. A favorable mix of products sold contributed the remaining increase in net sales between the two periods. Shipments were essentially unchanged between 2007 and 2006.

The approximate components of the petroleum additives increase in net sales of $246 million when comparing 2008 to 2007 and $107 million when comparing 2007 to 2006 are shown below in millions.

Net sales for year ended December 31, 2006	$1,251
Increase in shipments and changes in product mix	51
Changes in selling prices, customer mix, and foreign currency	56

Net sales for year ended December 31, 2007	1,358
Increase in shipments and changes in product mix	61
Changes in selling prices, customer mix, and foreign currency	185

Net sales for year ended December 31, 2008	$1,604

Segment Operating Profit

NewMarket evaluates the performance of the petroleum additives business based on segment operating profit. NewMarket Services departmental and other expenses are billed to NewMarket and each subsidiary pursuant to services agreements between the companies. Depreciation on segment property, plant, and equipment, as well as amortization of segment intangible assets is included in the segment operating profit.

Beginning with the first quarter 2008, we are reporting our real estate development activities in segment operating profit. Because of the current immateriality of the real estate development operating segment, its results are reported in the “All other” category. The real estate development operating segment represents the activities of Foundry Park I.

Also included in the “All other” category are the continuing operations of the TEL business (primarily sales of TEL in North America), as well as certain contract manufacturing Ethyl provides to Afton and to third parties.

The table below reports operating profit by segment for the last three years.

Segment Operating Profit

(in millions of dollars)

	2008	2007	2006
Petroleum additives	$130	$129	$104

All other	$2	$(7)	$(1)

Petroleum Additives – Petroleum additives operating profit in 2008 was almost unchanged from 2007, reflecting a small increase of less than 1%. Despite the small change in operating profit between the two years, there were a number of factors which impacted the results.

Comparing the operating profit margin for the two years reflects a margin of 8.1% for 2008 and 9.5% for 2007. The significant reduction in operating margins includes several key components. Costs of raw material, as well as energy and other manufacturing costs, increased significantly during 2008. The cost of crude oil reached record-high levels during the year, reflecting an increase in base oil costs, one of our primary raw materials. We successfully increased selling prices during 2008 to begin recovering these cost increases, but margins remained compressed as we recovered some of the cost increases. The favorable impact from increased selling prices, as well as a favorable impact from higher product shipments during 2008, is discussed in the Net Sales section above. Despite the increase in product shipments over the course of 2008, in the fourth quarter of the year, we experienced a reduction in demand for our products of approximately 20% from the average of the first nine months of 2008 due to the worldwide economic slowdown and destocking by our customers. Finally, our selling, general, and administrative expenses (SG&A), as well as research, development, and testing expenses (R&D), were higher in 2008 than 2007, and included an approximate $3 million unfavorable foreign currency impact. For further information, see the discussion on SG&A and R&D below.

The 2008 results also include the recognition of a $3 million gain resulting from a legal settlement related to raw materials, as well as a favorable foreign currency impact. When the U.S. Dollar is weak versus other currencies in which we conduct business, as it was during 2008, our revenues and operating profit are favorably impacted. We believe favorable foreign currency impacts contributed approximately $10 million to operating profit results when comparing the two years.

Petroleum additives operating profit improved $25 million, or 24%, from $104 million in 2006 to $129 million in 2007. The improved profit is reflected in the lubricant additives product lines with some offset in the fuel additives product line. The increase in operating profit reflects the increase of 9% in net sales when comparing 2007 to 2006, as well as a favorable mix of products sold and a favorable foreign currency impact. Total shipments were essentially unchanged between the two years on a unit basis. We experienced the benefit of a full year of price increases achieved throughout 2006, as our pricing caught up to the rapid rise in raw material costs that we experienced during 2006. We benefited from improved margins on certain products through the introduction of more cost-effective product formulations for our customers and a better mix of sales of higher-margin products.

SG&A of the petroleum additives segment was approximately 7% higher when comparing 2008 and 2007. The increase primarily resulted from higher personnel related costs and unfavorable foreign currency. When comparing 2007 and 2006, SG&A in 2007 for this segment was substantially unchanged from 2006 levels. Total R&D for petroleum additives was $82 million in 2008, $77 million in 2007, and $70 million in 2006. The increase in R&D between 2008 and 2007, as well as 2007 and 2006 was across all product lines. We continue to invest in SG&A and R&D to support our customers’ programs and to develop the technology required to remain a leader in this industry. We expect this to continue for the foreseeable future. R&D related to new products and processes was $44 million in 2008, $42 million in 2007, and $37 million in 2006. All of our R&D was related to the petroleum additives segment.

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

Interest and Financing Expenses

Interest and financing expenses were $12.0 million in 2008, $11.6 million in 2007, and $15.4 million in 2006. The increase in interest and financing expenses in 2008 as compared to 2007 resulted primarily from the increase in borrowing under the revolving credit facility during 2008. The decrease between 2006 and 2007 reflects lower interest rates, as well as lower fees and amortization of deferred financing costs both resulting from the restructuring of our debt. In December 2006, we purchased substantially all of our 8.875% senior notes in a tender offer and issued $150 million of 7.125% senior notes. We had no drawn bank debt under our revolving credit facility during 2007 or 2006.

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

Other Income, Net

Other income, net was $1 million in 2008 and $3 million in 2007 resulting primarily from investment income in both years. Other income, net was $7 million in 2006. The 2006 year included a $4 million gain on interest income on an income tax settlement, as well as $2 million in investment income.

Income Tax Expense

Income tax expense on income from continuing operations was $32 million in 2008, $22 million in 2007, and $28 million in 2006. The effective tax rate on income from continuing operations was 30.5% in 2008, 21.8% in 2007, and 34.6% in 2006. Excluding the special tax item discussed below, the effective tax rate in 2007 was 32%. The 2008 effective income tax rate includes the benefit of a lowered tax rate for certain foreign operations. The effective tax rate in each year reflects certain foreign and other tax benefits. Income taxes for all periods exclude income tax expense on discontinued operations. See Note 22 in the Notes to Consolidated Financial Statements for details on income taxes.

The increase in the 2008 effective tax rate is primarily due to the special item tax benefit of $9.5 million in 2007 discussed below. The remaining increase of approximately $1 million between the two years resulted from increased income from continuing operations before income taxes.

The overall decrease in income tax expense of $6 million in 2007 compared to 2006 is primarily due to the special item income tax benefit discussed below. The year 2007 also included a $1 million higher tax benefit from the Domestic Manufacturing Tax Benefit. These benefits were partially offset by increased income taxes resulting from higher income from continuing operations.

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

To comply with international trade rules, the American Jobs Creation Act of 2004 (the Act), signed into law on October 22, 2004, repealed the FSC Repeal and Extraterritorial Income Exclusion Act of 2000. The Act repealed the Extraterritorial Income Exclusion for transactions entered into after December 31, 2004 subject to a phase-out that allowed current beneficiaries to claim benefits through 2006. In 2006, the benefit of excluding approximately $5 million from taxable income was 60% of the amount calculated under prior law. For 2007 and beyond, no benefit was allowed.

Our deferred taxes are in a net asset position. Based on current forecast operating plans and historical profitability, we believe that we will recover the full benefit of our deferred tax assets and have, therefore, not recorded a valuation allowance.

Income from Continuing Operations

Income from continuing operations was $73 million ($4.75 per diluted share) for 2008, $79 million ($4.63 per diluted share) for 2007, and $52 million ($3.00 per diluted share) for 2006.

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

The gain on the termination of this business was $22.8 million ($14.6 million after tax) in 2007. The income from operations before tax of the discontinued business amounted to $3.5 million ($2.2 million after tax) for 2007 and $8.2 million ($5.2 million after tax) for 2006. These results are presented net of tax in the Consolidated Statements of Income under discontinued operations for all periods presented.

Net Income

Net income was $73 million ($4.75 per diluted share) in 2008, $95 million ($5.62 per diluted share) in 2007, and $58 million ($3.30 per diluted share) in 2006.

CASH FLOWS DISCUSSION

We generated cash from operating activities of $21 million in 2008, $110 million in 2007, and $37 million in 2006.

As of December 31, 2008, we had $42 million outstanding under our revolving credit agreement and had made draws of $38 million under the Foundry Park I construction loan. We used these borrowings, as well as cash provided from operating activities to fund $75 million of capital expenditures, $27 million for repurchase of our common stock, $15 million for dividends on our common stock, and $15 million for the acquisition of a business. Further information on the acquisition of the business is in Note 10 in Notes to Consolidated Financial Statements. In addition, we also funded $10.5 million cash for a deposit on the interest rate lock agreement, which is discussed more fully in Note 17 in Notes to Consolidated Financial Statements. Our book overdraft decreased $5 million. These items, combined with an unfavorable foreign exchange effect on cash of $4 million, resulted in a decrease in cash and cash equivalents of $50 million. Cash flows from operating activities included a decrease of $89 million due to higher working capital requirements, payments of $17 million to fund our pension and postretirement plans, and proceeds of $3 million for a legal settlement related to raw materials. The higher working capital requirements during the year primarily reflected a reduction in outstanding accounts payable at the end of 2008, as well as higher inventory costs during the year.

During 2007, we received proceeds of $28 million from the settlement of the arbitration actions and termination of the TEL marketing agreements and $12 million from the Foundry Park I bridge and construction loans. We used these proceeds in addition to cash provided from operating activities to fund $83 million for the repurchase of common stock, $37 million of capital expenditures, $7 million repayment of the Foundry Park I bridge loan, $7 million of dividends on our common stock, $4 million of deferred leasing costs related to the construction of the office building by Foundry Park I, $3 million for a payment on the fourth quarter 2006 acquisition of an intangible asset, $2 million of debt issuance costs, and $1 million for a deposit on an interest rate guarantee related to the construction of the office building by Foundry Park I. Our book overdraft increased $4 million. These items, including a favorable fluctuation in foreign currency rates during 2007 of $2 million, resulted in an increase of $12 million in cash and cash equivalents. The 2007 cash flows from operating activities included a $12 million reimbursement of our TEL working capital advance, as well as payments of $21 million to fund our retirement plans. Cash flows from operating activities for 2007 also included an increase of $4 million in working capital.

During 2006, we realized cash flows of $3 million from the sale of property, as well as $5 million from a payment under an earn-out agreement related to our pharmaceuticals business, which we sold in 1994. In addition, we had gross proceeds of $150 million from the issuance of our 7.125% senior notes due 2016. We used these proceeds, as well as the cash from operations to purchase $149.75 million of our 8.875% senior notes due 2010, fund capital expenditures of $26 million, acquire an intangible asset for $4 million, pay dividends on our common stock of $9 million, and pay debt issuance costs of $4 million. Our book overdrafts decreased $2 million. These items resulted in an increase of $4 million in cash and cash equivalents. Fluctuations in foreign currency rates resulted in a favorable impact of $1 million on cash and cash equivalents throughout 2006. Included in the 2006 cash flows from operating activities were collections of $11 million from settlements, including $4 million related to the 2004 environmental insurance settlement, as well as payments of $20 million to fund our retirement plans and $9 million for costs related to the early extinguishment of our 8.875% senior notes.

Excluding the expenditures for the construction of the office building by Foundry Park I, we expect that cash from operations, together with borrowing available under our senior credit facility, will continue to be sufficient to cover our operating expenses and planned capital expenditures for the foreseeable future. We expect to borrow 80% to 85% of the total projected cost of construction of the office building by Foundry Park I and to fund the remaining cost of construction with cash on hand. We expect the total project cost to be approximately $130 million.

FINANCIAL POSITION AND LIQUIDITY

Cash

At December 31, 2008, we had cash and cash equivalents of $22 million as compared to $72 million at the end of 2007.

At both December 31, 2008 and December 31, 2007, we had a book overdraft for some of our disbursement cash accounts. A book overdraft represents disbursements that have not cleared the bank accounts at the end of the reporting period. We transfer cash on an as-needed basis to fund these items as they clear the bank in subsequent periods.

Debt

Senior Notes – On November 21, 2006, we commenced a cash tender offer for any and all $150 million aggregate principal amount of our then outstanding 8.875% senior notes due 2010. Upon the expiration of the tender offer on December 21, 2006, we accepted for purchase and purchased $149.75 million aggregate principal amount of our 8.875% senior notes. As a result of this transaction, we recognized a loss of $11 million on the early extinguishment of debt. The loss included the write-off of $2.6 million in unamortized deferred financing costs and cash paid of $8.6 million related to the premium and other costs of the purchase of the 8.875% senior notes. We redeemed the remaining outstanding $250 thousand aggregate principal amount of our 8.875% senior notes on February 7, 2007.

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

We were in compliance with the covenants in the indenture governing the 7.125% senior notes as of December 31, 2008 and December 31, 2007.

Senior Credit Facility – On December 21, 2006, we entered into a Second Amended and Restated Credit Agreement. This credit agreement amended and restated the credit agreement that we entered into on June 18, 2004. On December 22, 2008, we entered into a Supplement Agreement to the Second Amended and Restated Credit Agreement to increase the commitment level by $7 million. Subsequently, on January 5, 2009, we entered into another Supplement Agreement to increase the commitment level by an additional $5 million, bringing the total commitment level to $112 million.

After the two Supplement Agreements, the credit agreement includes a $112 million revolving senior credit facility for working capital and other general corporate purposes for NewMarket and our subsidiaries, as well as a $50 million sub-facility for letters of credit. Borrowings bear interest, at our election, at either a base rate plus a margin (50 basis points as of December 31, 2008) or LIBOR plus a margin (150 basis points as of December 31, 2008). The revolving credit facility matures on December 21, 2011. During 2008, we borrowed under the revolving credit facility resulting in an outstanding balance of $41.9 million at December 31, 2008. Our average interest rate during 2008 under the revolving credit facility was 4.2%. There were no borrowings outstanding at December 31, 2007 under the senior credit facility, nor did we borrow during 2007 under the facility. At

December 31, 2008, we had outstanding letters of credit of $20.7 million, resulting in the unused portion of the senior credit facility amounting to $44.4 million. We believe the existing commitment level of $112 million is sufficient for our currently foreseeable working capital requirements and other general corporate purposes. For further information on the outstanding letters of credit, see Note 17 in the Notes to Consolidated Financial Statements.

The senior credit facility is secured by liens on a significant portion of our U.S. assets. In addition, the senior credit facility is guaranteed by our U.S. subsidiaries.

The credit agreement contains covenants, representations, and events of default that management considers typical of a credit agreement of this nature. The financial covenants include:

•	minimum consolidated net worth;

•	a minimum fixed charge coverage ratio; and

•	a maximum leverage ratio.

We were in compliance with these covenants at December 31, 2008 and December 31, 2007.

Construction Loan Agreement – Foundry Park I and NewMarket Corporation entered into a construction loan agreement with a group of banks on August 7, 2007 to borrow up to $116 million to fund the development and construction of an office building. The construction loan bears interest at LIBOR plus a margin of 140 basis points. The term of the loan is for a period of 36 months and is unconditionally guaranteed by NewMarket Corporation. No principal reduction payment is due during the construction period. As a condition of the construction loan and concurrently with the closing of the loan, Foundry Park I also obtained interest rate risk protection in the form of an interest rate swap (swap). The objective in obtaining the swap was to manage our exposure to interest rate movements and add stability to capitalized interest expense. The interest rate swap involves the receipt of variable-rate amounts based on LIBOR in exchange for fixed-rate payments over the life of the agreement without exchange of the underlying notional amount. The fixed-rate payments are at a rate of 4.975%. The notional amount of the swap was approximately $52.9 million at December 31, 2008 and $8.2 million at December 31, 2007 and accretes to approximately $94 million over the term of the swap. The accreting notional amount is necessary to maintain the swap notional at an amount that represents approximately 85% of the projected construction loan principal balance over the loan term. The maturity date of the swap is January 1, 2010.

The swap is designated and qualifies as a cash flow hedge under SFAS 133. As such, the effective portion of changes in the fair value of the swap is recorded in accumulated other comprehensive loss and the ineffective portion of changes in the fair value of the swap is recognized immediately in earnings. We assess the effectiveness of the swap quarterly by comparing the changes in the fair value of the derivative hedging instrument with the change in fair value of the designated hedged transaction.

The fair value of the swap was approximately $3.1 million at December 31, 2008 and $1.6 million at December 31, 2007 and was recorded in accrued expenses at year-end 2008 and other noncurrent liabilities at year-end 2007. The net unrealized loss of approximately $3.0 million ($1.9 million, net of tax) at December 31, 2008 and $1.6 million ($1.0 million, net of tax) at December 31, 2007 was recorded as a component of accumulated other comprehensive loss in shareholders’ equity on the Consolidated Balance Sheets. Hedge ineffectiveness of approximately $100 thousand expense at December 31, 2008 and $20 thousand expense at December 31, 2007 was recognized in other income, net on the Consolidated Statements of Income. Also recorded as a component of accumulated other comprehensive loss in shareholders’ equity on the Consolidated Balance Sheets was the net amount of swap receipts and payments made since the inception of the swap. This amounted to approximately $400 thousand, net of tax effects at December 31, 2008 and $3 thousand, net of tax effects, at December 31, 2007. Any amounts remaining in accumulated other comprehensive loss related to the swap will be recognized in the Consolidated Statements of Income over the depreciable life of the office building beginning at the completion of the construction project, which is currently expected to be late 2009. No related amounts currently recognized in accumulated other comprehensive loss are expected to be reclassified into earnings over the next twelve months.

***

We had combined current and noncurrent long-term debt of $237 million at December 31, 2008 and $158 million at December 31, 2007.

During 2008, we also paid $700 thousand on the capital lease obligations. All of our debt is discussed more fully in Note 12 in the Notes to Consolidated Financial Statements.

As a percentage of total capitalization (total long-term debt and shareholders’ equity), our total debt increased from 33.2% at the end of 2007 to 44.9% at the end of 2008. The change in the percentage was primarily the result of the increase in debt, as well as a decrease in shareholders’ equity. The decrease in shareholders’ equity reflects the impact of the stock repurchase program, dividend payments, a significant increase in the underfunded position of our pension plans due to the decline in the equities market, and a significant foreign currency impact on our balance sheet translations due to rate fluctuations between December 31, 2007 and December 31, 2008. These factors were partially offset by our earnings. Normally, we repay long-term debt with cash from operations or refinancing activities.

Interest Rate Lock Agreement

The Foundry Park I project to construct an office building for MeadWestvaco is proceeding on schedule and within budget. The construction loan is being financed by a group of banks and matures in August 2010. Prior to commencing construction, we took actions to identify the possible permanent lending source after construction. To that end, Foundry Park I entered into an Application with Principal Commercial Funding II, LLC (Principal) dated February 26, 2007 which outlined the terms and conditions under which Principal would provide permanent, fixed-rate financing in the maximum amount of $116,000,000 amortized over 25 years with all amounts due 13.5 years after the date of the loan. The Application was not a loan commitment due to the lengthy time period of thirty-four months until the completion of the building.

In order to obtain a fixed-rate loan we entered into a Rate Lock Agreement with Principal dated February 26, 2007. Principal simultaneously entered into a hedge with a third party based mainly on the forward rates of ten-year Treasuries. At the time, ten-year Treasuries were trading at approximately 4.63%. We are not party to that hedging agreement. Under the Rate Lock Agreement, we agreed to post a deposit with Principal and to increase the amount of that deposit if the exposure to Principal on the hedge increased. As of December 31, 2008, the forward swap yield on ten-year Treasuries has dropped, and we have fully complied with all deposit requirements. As of December 31, 2008, we have deposited approximately $27 million with Principal, including $10.5 million in cash, which was deposited in December 2008, and $16.4 million in irrevocable letters of credit, of which $10.4 million was deposited in November and December 2008. As of December 31, 2008, ten-year Treasuries were trading at 2.25%, near all-time historical lows. As of February 19, 2009, our deposit requirement had decreased to approximately $19 million. The Rate Lock Agreement provides that all of the deposits will be returned to us at the loan closing. Since we are entitled to a return of our deposits at the loan closing, the cash deposits for the Rate Lock Agreement are recorded as an asset on our Consolidated Balance Sheets at December 31, 2008. In the event that the loan does not close as scheduled, we would be required to pay Principal’s breakage costs including costs associated with the hedge. We do not believe it is probable that a loss has been incurred; however, in the event that financing is not obtained through Principal or on terms substantially similar to those in the Application, the loss for the breakage fees incurred could have a material adverse impact on our financial statements and compliance with debt covenants.

Principal has informed us that it intended to syndicate the permanent loan to third parties. We understand that the syndication market is currently impaired, and we have no way to determine at this time when, or if, this market will recover. Principal informed us in a letter dated October 28, 2008 that it has taken the position that it is not obligated to make the permanent loan commitment unless the syndication market recovers and the loan can be syndicated on terms acceptable to Principal. As a result of current market conditions, Principal has asserted that a material adverse change has occurred that could impair the syndication of the proposed loan. We have disputed the occurrence of a material adverse change. Principal has further informed us that the Application remains open, but they have reserved all of their rights. We are currently investigating possible alternative financing in the event that Principal does not make the loan on substantially all of the terms and conditions outlined in the Application. We have until August 2010 before financing needs to be in place. We cannot predict the financing terms which will be available at that time.

Working Capital

At December 31, 2008, we had working capital of $310 million, resulting in a current ratio of 3.28 to 1. Our working capital at year-end 2007 was $317 million resulting in a current ratio of 2.79 to 1.

The increase in the working capital ratio primarily reflects significantly lower accounts payable, which was partially offset by a decrease in cash. The decrease in accounts payable reflects the significant reduction in demand for our products in the last two months of the year resulting in our purchasing lower amounts of raw materials, while paying out the existing accounts payable commitments. The changes in the working capital components include a foreign currency impact.

Capital Expenditures

Excluding the construction of the office building by Foundry Park I, we expect capital expenditures to be approximately $30 million in 2009. We expect to continue to finance this capital spending through cash provided from operations, together with borrowing available under our senior credit facility. We expect capital expenditures in 2009 related to the construction of the office building to be approximately $63 million which will be borrowed under our construction loan.

Environmental Expenses

We spent approximately $17 million in 2008, $18 million in 2007, and $16 million in 2006 for ongoing environmental operating and clean-up costs, excluding depreciation of previously capitalized expenditures. These environmental operating and clean-up expenses are included in cost of goods sold. Further, we expect to continue to fund these costs through cash provided by operations.

Contractual Obligations

The table below shows our year-end contractual obligations by year due.

	Payments due by period (in millions of dollars)
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long-term debt obligations (a)	$235	$—	$85	$—	$150
Interest payable on long-term debt and capital lease obligations	89	12	24	21	32
Letters of credit (b)	21	—	—	—	21
Capital lease obligations (c)	2	1	1	—	—
Operating lease obligations	34	11	12	3	8
Property, plant, and equipment purchase obligations	5	5	—	—	—
Raw material purchase obligations (d)	263	61	106	75	21
Other long-term liabilities (e)	40	24	2	2	12
FIN 48 Reserves	2	1	1	—	—
Real estate development (f)	63	63	—	—	—

Total	$754	$178	$231	$101	$244

(a)	Amounts represent contractual payments due on the senior notes and the senior credit facility, as well as the repayment of the outstanding balance on the construction loan.

(b)	We intend to renew letters of credit when necessary as they mature; therefore, the obligations do not have a definitive maturity date.

(c)	Amounts represent the debt obligation under the capital lease, as well as future minimum lease payments in excess of the capital lease debt obligation.

(d)	Raw material purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

Purchase orders made in the ordinary course of business are excluded from the above table. Any amounts for which we are liable under purchase orders are reflected in our Consolidated Balance Sheets as accounts payable and accrued liabilities.

(e)	These represent other long-term liability amounts reflected in our Consolidated Balance Sheets that have known payment streams. Amounts include environmental liabilities, including asset retirement obligations, as well as contributions associated with pension and postretirement benefit plans. Amounts accrued for the potential exposure with respect to litigation, claims, and assessments are not included in the table above.

(f)	Foundry Park I entered into a Deed of Lease Agreement in January 2007, with MeadWestvaco under which it will lease an office building which we are constructing in Richmond, Virginia. We plan to invest approximately $130 million for the construction of the building and parking facilities.

Pension and Postretirement Benefit Plans

We apply SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” to account for our pension and postretirement plans. We use a December 31 measurement date to determine our pension and postretirement expenses and related financial disclosure information. Additional information on our pension and postretirement plans is in Note 18 in the Notes to Consolidated Financial Statements. Our U.S. and foreign benefit plans are discussed separately below. Our U.S. pension and postretirement plans are similar and therefore, the information discussed below applies to all of our U.S. benefit plans. Our foreign plans are quite diverse, and the actual assumptions used by the various foreign plans are based upon the circumstances of each particular country and retirement plan. The discussion below surrounding our foreign retirement benefits focuses only on our pension plan in the United Kingdom (U.K.) which represents the majority of the impact on our financial statements from foreign pension plans.

U.S. Pension and Postretirement Benefit Plans – The following information applies to our U.S. pension and postretirement benefit plans. The average remaining service period of participants for our U.S. plans is 13.0 years, while the average remaining life expectancy of participants is 25.6 years. We utilize the Optional Combined Mortality Tables for males and females based on the RP-2000 Mortality Tables projected with Scale AA as published by the IRS on February 2, 2007 in determining the impact of the U.S. benefit plans on our financial statements.

Investment Return Assumptions under SFAS 87 and Asset Allocation – We periodically review our assumptions for the long-term expected return on pension plan assets. As part of the review and to develop expected rates of return, we considered a stochastic analysis of expected returns based on the U.S. plans’ asset allocation as of both January 1, 2007 and January 1, 2008. This forecast reflects our expected long-term rates of return for each significant asset class or economic indicator. As of January 1, 2009, the expected rates were 9.1% for U.S. large cap stocks, 5.2% for U.S. long-term corporate bonds, and 1.8% for inflation. The range of returns developed relies both on forecasts and on broad-market historical benchmarks for expected return, correlation, and volatility for each asset class.

Our asset allocation is predominantly weighted toward equities. Through our ongoing monitoring of our investments and taking into consideration the impact of the 2008 stock market downturn on future equity market returns, we have determined that we should increase the expected long-term rate of return for our U.S. plans from 8.75% to 9.0% at December 31, 2008.

An actuarial loss, where the actual return was lower than the expected return, occurred during 2008 resulting in the actual investment return being approximately $38 million lower than the expected return for all of our U.S. pension plans. This is consistent with the steep decline in the global stock markets during 2008. A small actuarial loss also occurred during 2007 resulting in the one-year investment return being $350 thousand lower in 2007 than the expected return for all of our U.S. pension plans. An actuarial gain, where the actual return exceeds the expected return, occurred during 2006 resulting in the actual investment return exceeding the assumed return in 2006 by approximately $3 million for all of our U.S. pension plans. Investment gains and losses enter earnings on an amortized basis over a period of years so that the recent years’ results caused an increase in expense of approximately $20 thousand in 2008, as well as an expected $1.7 million increase in expense in 2009. We expect that there will be continued volatility in pension expense as actual investment returns vary from the expected return, but we continue to believe the potential long-term benefits justify the risk premium for equity investments.

Pension expense and the retiree medical portion of postretirement expense are sensitive to changes in the expected return on assets. For example, decreasing the expected rate of return by 25 basis points to 8.75% for pension assets and 6.0% for postretirement benefit assets (while holding other assumptions constant) would increase the forecasted 2009 expense for our U.S. pension and postretirement plans by approximately $300 thousand. Similarly, a 25 basis point increase in the expected rate of return to 9.25% for pension assets and 6.5% for postretirement benefit assets (while holding other assumptions constant) would reduce forecasted 2009 pension and postretirement expense by approximately $300 thousand.

Discount Rate Assumption under SFAS 87 and SFAS 106 – We utilize the Citigroup Pension Discount Curve (discount curve) and Liability Index and other bond market indicators in developing the discount rate assumption. We initially develop an estimated discount rate using the discount curve by applying the expected cash flows for each specific defined benefit retirement plan to the interest rates provided in the discount curve. We then weigh the cash flows of each plan and incorporate other relevant market information. Our discount rate is developed based on the discount curve on the last date of December. The discount rate at December 31, 2008 was 6.25% for all plans.

Pension expense is also sensitive to changes in the discount rate. For example, decreasing the discount rate by 25 basis points to 6.0% (while holding other assumptions constant) would increase the forecasted 2009 expense for our U.S. pension plans by approximately $650 thousand. A 25 basis point increase in the discount rate to 6.50% would reduce forecasted 2009 pension expense by approximately $625 thousand.

Rate of Projected Compensation Increase – We have decreased our rate of projected compensation increase at December 31, 2008 from 4.0% to 3.75%. The rate assumption was based on an analysis of our projected compensation increases for the foreseeable future.

Liquidity – Cash contribution requirements to the pension plan are sensitive to changes in assumed interest rates and investment gains or losses in the same manner as pension expense. We expect our aggregate cash contributions, before income taxes, to the U.S. pension plans will be in the range of $10 million to $12 million in 2009. We expect our contributions to the postretirement benefit plans will be approximately $2 million.

Other Assumptions under SFAS 106 – During 2008, we reviewed our assumption for the health care cost trend rate under SFAS 106. Based on actual cost experience, we restarted our overall assumption for health care cost increases at 10%. Consequently, we modified our assumption for the health care cost trend rate to 10% in 2009 scaling down to 5.0% by 2018, with temporarily higher cost increases for our retiree prescription drug coverage. The initial health care cost trend rate was 10.0% at December 31, 2007.

At December 31, 2008, our expected long-term rate of return on our postretirement plans was 6.25%. This rate varies from the pension rate of 9.0% primarily because of the difference in investment of assets. The assets of the postretirement plan are held in an insurance contract, which results in a lower assumed rate of investment return.

Foreign Pension Benefit Plans – As discussed above, our foreign pension plans are quite diverse. The following information applies only to our U.K. pension plan, which represents the majority of the impact on our financial statements from our foreign pension plans. The average remaining service period for our U.K. plan is 15 years, while the average remaining life expectancy is 31 years. We utilize PA92 mortality tables which allow for future “medium cohort” projected improvements in life expectancy with a minimum 1% per year improvement and a negative one year age rating based on the membership of the plan, in determining the impact of the U.K. pension plans on our financial statements.

Investment Return Assumptions under SFAS 87 and Asset Allocation – We periodically review our assumptions for the long-term expected return on the U.K. pension plan assets. The expected long-term rate of return is based on both the asset allocation, as well as yields available in the U.K. markets.

The target asset allocation in the U.K. is to be invested 60% in equities and 40% in a mixture of government and corporate bonds, although the actual allocation at the end of 2008 was 52% in equities and 48% in government and corporate bonds. Based on the actual asset allocation and the expected yields available in the U.K. markets, the expected long-term rate of return for the U.K. pension plan is 5.20% at December 31, 2008.

An actuarial loss occurred during 2008 as the actual investment return was lower than the expected investment return by approximately $15 million for our U.K. pension plan. This compares to an actuarial loss of $500 thousand in 2007 and an actuarial gain of $300 thousand in 2006. Investment gains and losses enter earnings on an amortized basis resulting in increased expense of approximately $1 million in 2008, as well as an expected $1 million increased expense in 2009. We expect that there will be continued volatility in pension expense as actual investment returns vary from the expected return, but we continue to believe the potential benefits justify the risk premium for the target asset allocation.

Pension expense is sensitive to changes in the expected return on assets. For example, decreasing the expected rate of return by 25 basis points to 4.95% (while holding other assumptions constant) would increase the forecasted 2009 expense for our U.K. pension plan by approximately $100 thousand. Similarly, a 25 basis point increase in the expected rate of return to 5.45% (while holding other assumptions constant) would reduce forecasted 2009 pension expense by approximately $100 thousand.

Discount Rate Assumption under SFAS 87 – We utilize a yield curve based on AA-rated corporate bond yields provided by Barclays in developing a discount rate assumption (extrapolated at terms above 30 years based on government bond yields and the spread between these and corporate bond yields.) The yield appropriate to the duration of the U.K. plan liabilities is then used. The discount rate at December 31, 2008 was 5.60%.

Pension expense is also sensitive to changes in the discount rate. For example, decreasing the discount rate by 25 basis points to 5.35% (while holding other assumptions constant) would increase the forecasted 2009 expense for our U.K. pension plans by approximately $300 thousand. A 25 basis point increase in the discount rate to 5.85% would reduce forecasted 2009 pension expense by approximately $300 thousand.

Rate of Projected Compensation Increase – We have decreased our rate of projected compensation increase at December 31, 2008 to 4.55%. The rate assumption was based on an analysis of our projected compensation increases for the foreseeable future.

Liquidity – Cash contribution requirements to the U.K. pension plan are sensitive to changes in assumed interest rates in the same manner as pension expense. We expect our aggregate U.K. cash contributions, before income taxes, will be approximately $4 million in 2009.

OUTLOOK

Our company experienced two significantly different business environments during 2008. For the first ten months of the year, we managed rapidly escalating raw material costs, plants running at very high levels, and increasing cash requirements to fund rapidly growing working capital needs as the business grew. The last two months of the year, were significantly different from the first ten months of 2008. The price of crude oil decreased from the $140 per barrel range to $40 per barrel. Commodity prices sank, and demand for our products decreased.

In the petroleum additives segment, we are beginning 2009 with a great deal of uncertainty for the demand of our products due to the worldwide economic downturn and destocking by our customers. Our factory-fill lubricant additives business is down due to the slowdown of new car sales. The remaining lubricant additives business is also down. Our fuel additives business has not experienced the reductions in demand that the lubricant additives product lines have experienced. The products that our industry produces are not discretionary, as modern equipment requires a sophisticated level of lubrication. We believe the demand will return and have every expectation that our business will perform well over the long-term. We have a solid business base, a good technical product offering, and an excellent team which is dedicated to our customers and our business.

During 2008, we continued with the project to develop some of the downtown Richmond property that we own by constructing a multi-story office building for MeadWestvaco. The project is progressing on schedule and within budget. Our construction loan allows us to borrow up to $116 million of the project cost. We will be capitalizing the construction and interest cost throughout the building project. Total expenditures on this project for 2009 are projected to be approximately $63 million, which would bring the total project to approximately $130 million. We anticipate the project will be completed by the end of 2009. As discussed in Note 17 in the Notes to Consolidated Financial Statements, the markets to deliver long-term, non-recourse loans for such a project are currently uncertain due to the world economic conditions. We continue to work with all possible lenders with the intention of securing a non-recourse loan, but we are also addressing the realities of the marketplace. In summary, the long-term financing picture is presently unclear, and the debt may remain recourse to NewMarket for the foreseeable future.

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

Intangibles, Net of Amortization and Goodwill

We have certain identifiable intangibles, as well as goodwill, amounting to $54 million at year-end 2008 that are discussed in Note 10 in the Notes to Consolidated Financial Statements. These intangibles relate to our petroleum additives business and, except for the goodwill, are being amortized over periods with up to approximately twenty years of remaining life. We continue to assess the market related to these intangibles, as well as their specific values, and have concluded the values and amortization periods are appropriate. We also evaluate these intangibles for any potential impairment when significant events or circumstances occur that might impair the value of these assets. These evaluations continue to support the value at which these identifiable intangibles are carried on our financial statements. However, if conditions were to substantially deteriorate in this market, it could possibly cause a reduction in the periods of this amortization charge or result in a noncash write-off of a portion of the intangibles’ carrying value. A reduction in the amortization period would have no effect on cash flows. We do not anticipate such a change in the market conditions.

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

Pension Plans and Other Postretirement Benefits

We use assumptions to record the impact of the pension and postretirement plans in the financial statements. These assumptions include the discount rate, expected long-term rate of return on plan assets, rate of compensation increase, and health-care cost trend rate. A change in any one of these assumptions could result in different results for the plans. We develop these assumptions after considering available information that we deem relevant. Information is provided on the pension and postretirement plans in Note 18 in the Notes to Consolidated Financial Statements. In addition, further disclosure on the effect of changes in these assumptions is provided in the “Financial Position and Liquidity” section of Item 7.

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

Interest Rate Lock Agreement

Evaluation of the interest rate lock agreement related to the application for permanent financing on the Foundry Park I project requires significant management judgment. See Note 17 in the Notes to Consolidated Financial Statements for further information.

RECENTLY ISSUED ACCOUNTING STANDARDS

For a full discussion of the more significant pronouncements which may impact our financial statements, see Note 27 in the Notes to Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to many market risk factors, including fluctuations in interest and foreign currency rates, as well as changes in the cost of raw materials and marketable security prices. These risk factors may affect our results of operations, cash flows, and financial position.

We manage these risks through regular operating and financing methods, including the use of derivative financial instruments. When we have derivative instruments, they are with major financial institutions and are not for speculative or trading purposes. Also, as part of our financial risk management, we regularly review significant contracts for embedded derivatives, and record them in accordance with accounting standards.

The following analysis presents the effect on our earnings, cash flows, and financial position as if the hypothetical changes in market risk factors occurred at year-end 2008. We analyzed only the potential impacts of our hypothetical assumptions. This analysis does not consider other possible effects that could impact our business.

Interest Rate Risk

At December 31, 2008, we had total debt of $237 million. Of the total debt, $152 million is at fixed rates. There is no interest rate risk at the end of the year associated with the fixed rate debt.

At year-end 2008, we had outstanding variable rate debt of $42 million under our revolving credit facility. Holding all other variables constant, if the variable portion of the weighted-average interest on the variable rate debt hypothetically increased 10% (approximately 15 basis points), the effect on our earnings and cash flows would have been higher interest expense of approximately $50 thousand.

The remaining amount of debt represents the outstanding balance of the construction loan. During 2007, Foundry Park I entered into the construction loan to borrow up to $116 million. The loan bears interest at LIBOR plus 140 basis points. If interest rates were to increase, we would incur additional interest costs. As this loan is related to a capital project, all interest costs are being capitalized and will not have an impact on earnings until the completion of the project when the capitalized interest is amortized.

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

A hypothetical 10% decrease in interest rates, holding all other variables constant, would have resulted in a change of $7 million in fair value of our debt at year-end 2008.

See Note 17 in the Notes to Consolidated Financial Statements for a discussion on the impact of the worldwide economic downturn on the interest rate lock agreement related to the application for permanent financing on the Foundry Park I project.

Foreign Currency Risk

We sell to customers in foreign markets through our foreign subsidiaries, as well as through export sales from the United States. These transactions are often denominated in currencies other than the U.S. Dollar. Our primary currency exposures are the European Union Euro, British Pound Sterling, Japanese Yen, and Canadian Dollar.

We sometimes enter into forward contracts as hedges to minimize the fluctuation of intercompany accounts receivable denominated in foreign currencies. At December 31, 2008 we had outstanding $17 million of Euro-denominated forward contracts to minimize currency exposure from expected cash flows from foreign operations. The contracts have maturity dates in 2009. With other variables held constant, a hypothetical 10% adverse change in the December 31, 2008 forward Euro rates would have resulted in a decrease of approximately $1.7 million in the value of the contracts.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of NewMarket Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of NewMarket Corporation and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Richmond, Virginia

February 18, 2009

NewMarket Corporation and Subsidiaries

Consolidated Statements of Income

	Years Ended December 31
	2008	2007	2006
	(in thousands except per-share amounts)
Net sales	$1,617,431	$1,374,874	$1,263,297
Cost of goods sold	1,302,937	1,078,302	999,211

Gross profit	314,494	296,572	264,086

Selling, general, and administrative expenses	116,382	111,115	109,191
Research, development, and testing expenses	81,752	76,834	70,263
Special item income	—	—	14,825

Operating profit	116,360	108,623	99,457

Interest and financing expenses, net	12,046	11,557	15,403
Loss on early extinguishment of debt	—	—	11,209
Other income, net	1,012	3,358	7,117

Income from continuing operations before income taxes	105,326	100,424	79,962
Income tax expense	32,099	21,874	27,651

Income from continuing operations	73,227	78,550	52,311
Discontinued operations:
Gain on settlement of discontinued business (net of tax)	—	14,554	—
Income from operations of discontinued business (net of tax)	—	2,217	5,211

Net income	$73,227	$95,321	$57,522

Basic earnings per share
Income from continuing operations	$4.77	$4.66	$3.04
Discontinued operations	—	1.00	.30

Net income	$4.77	$5.66	$3.34

Diluted earnings per share
Income from continuing operations	$4.75	$4.63	$3.00
Discontinued operations	—	.99	.30

Net income	$4.75	$5.62	$3.30

Shares used to compute basic earnings per share	15,362	16,841	17,223

Shares used to compute diluted earnings per share	15,430	16,957	17,407

See accompanying Notes to Consolidated Financial Statements.

NewMarket Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31
	2008	2007
	(in thousands except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$21,761	$71,872
Trade and other accounts receivable, net	203,551	207,190
Inventories	201,072	193,694
Deferred income taxes	14,090	18,727
Prepaid expenses and other current assets	5,704	3,558

Total current assets	446,178	495,041

Property, plant, and equipment, at cost	848,011	789,634
Less accumulated depreciation and amortization	606,275	606,072

Net property, plant, and equipment	241,736	183,562

Prepaid pension cost	159	2,616
Deferred income taxes	37,744	21,396
Other assets and deferred charges	31,566	22,764
Intangibles, net of amortization and goodwill	54,069	45,555

TOTAL ASSETS	$811,452	$770,934

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$60,505	$104,636
Accrued expenses	63,715	57,043
Dividends payable	2,646	3,154
Book overdraft	999	6,249
Long-term debt, current portion	784	736
Income taxes payable	7,264	5,843

Total current liabilities	135,913	177,661

Long-term debt	236,378	157,061
Other noncurrent liabilities	148,038	119,205

Commitments and contingencies (Note 17)

Shareholders’ equity:
Common stock and paid in capital (without par value; authorized shares – 80,000,000; outstanding – 15,199,207 at December 31, 2008 and 15,566,225 at December 31, 2007)	115	5,235
Accumulated other comprehensive loss	(95,750)	(34,360)
Retained earnings	386,758	346,132

	291,123	317,007

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$811,452	$770,934

See accompanying Notes to Consolidated Financial Statements.

NewMarket Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Common Stock and Paid in Capital		Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Shareholders’ Equity

	Shares	Amount
	(in thousands except share amounts)
Balance at December 31, 2005	17,081,559	$85,162	$(30,511)	$211,409	$266,060
Comprehensive income:
Net income				57,522	57,522
Changes in (net of tax):
Foreign currency translation adjustments			7,575		7,575
Unrealized loss on marketable securities			(19)		(19)
Minimum pension liability			8,929		8,929
Derivative net loss			(129)		(129)

Total comprehensive income					73,878

Initial adoption of Statement of Financial Accounting Standard No. 158, net of tax			(33,010)		(33,010)
Cash dividends ($0.50 per share)				(8,627)	(8,627)
Stock options exercised	196,700	856			856
Stock appreciation rights exercised	11,601	744			744
Stock option tax benefit		1,501			1,501

Balance at December 31, 2006	17,289,860	88,263	(47,165)	260,304	301,402
Comprehensive income:
Net income				95,321	95,321
Changes in (net of tax):
Foreign currency translation adjustments			5,817		5,817
Pension plans and other postretirement benefit adjustments:
Prior service cost			(556)		(556)
Unrecognized gain /(loss)			8,389		8,389
Transition obligation			8		8
Derivative net loss			(853)		(853)

Total comprehensive income					108,126

Cash dividends ($0.575 per share)				(9,493)	(9,493)
Common stock repurchase	(1,739,700)	(83,189)			(83,189)
Stock options exercised	14,000	61			61
Issuance of stock	2,065	100			100

Balance at December 31, 2007	15,566,225	5,235	(34,360)	346,132	317,007
Comprehensive income:
Net income				73,227	73,227
Changes in (net of tax):
Foreign currency translation adjustments			(31,056)		(31,056)
Pension plans and other postretirement benefit adjustments:
Prior service cost			243		243
Unrecognized loss			(29,268)		(29,268)
Transition obligation			10		10
Derivative net loss			(1,319)		(1,319)

Total comprehensive income					11,837

Cash dividends ($0.80 per share)				(12,271)	(12,271)
Common stock repurchase	(441,023)	(6,480)		(20,330)	(26,810)
Stock options exercised	72,500	315			315
Stock option tax benefit		945			945
Issuance of stock	1,505	100			100

Balance at December 31, 2008	15,199,207	$115	$(95,750)	$386,758	$291,123

See accompanying Notes to Consolidated Financial Statements.

NewMarket Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31
	2008	2007	2006
	(in thousands)
Cash and cash equivalents at beginning of year	$71,872	$60,300	$56,413

Cash flows from operating activities
Net income	73,227	95,321	57,522
Adjustments to reconcile net income to cash flows from operating activities:
Noncash foreign exchange impact on P&L	500	849	2,243
Depreciation and other amortization	27,967	28,128	29,738
Amortization of deferred financing costs	1,001	998	1,854
Noncash pension benefits expense	11,752	11,279	12,501
Noncash postretirement benefits expense	2,694	3,464	3,762
Noncash environmental remediation and dismantling	1,477	5,268	(1,300)
Deferred income tax (benefit) expense	3,318	(6,625)	3,059
Net gain on settlements	(3,227)	—	(4,201)
Gain on settlement and termination of TEL marketing agreements	—	(22,848)	—
Loss on early extinguishment of debt	—	—	11,209
Pharmaceutical earn-out agreement	—	—	(5,274)
Interest on income tax settlement	—	—	(4,429)
Gains on sales of corporate property	—	—	(3,250)
Stock-based compensation	—	—	744
Change in assets and liabilities:
Trade and other accounts receivable, net	(14,399)	(4,688)	(3,584)
Inventories	(36,437)	(2,758)	(24,348)
Prepaid expenses	(90)	321	(131)
Accounts payable and accrued expenses	(41,710)	16,510	(16,258)
Income taxes payable	3,453	(4,988)	3,584
Cash pension benefits contributions	(15,350)	(18,865)	(17,920)
Cash postretirement benefits contributions	(1,948)	(2,086)	(2,376)
Net proceeds from settlements	3,227	—	11,422
Excess tax benefits from stock-based payment arrangements	(945)	—	(1,501)
Long-term receivable – TEL marketing agreements	—	11,983	957
Cash costs of 8.875% senior notes purchase	—	—	(8,609)
Other, net	6,138	(1,686)	(8,338)

Cash provided from operating activities	20,648	109,577	37,076

Cash flows from investing activities
Capital expenditures	(31,799)	(31,072)	(26,161)
Foundry Park I capital expenditures	(42,820)	(5,584)	—
Acquisition of business	(14,803)	—	—
Deposit for interest rate lock agreement	(10,500)	(1,110)	—
Proceeds from interest rate lock agreement	1,050	—	—
Foundry Park I deferred leasing costs	—	(3,599)	—
Proceeds from settlement and termination of TEL marketing agreements	—	28,000	—
Payment for acquisition of intangible asset	—	(2,900)	(4,476)
Proceeds from pharmaceutical earn-out agreement	—	—	5,274
Proceeds from sale of certain assets	—	—	3,408
Other, net	—	(566)	108

Cash used in investing activities	(98,872)	(16,831)	(21,847)

NewMarket Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

	Years Ended December 31
	2008	2007	2006
	(in thousands)
Cash flows from financing activities
Net borrowings under revolving credit agreement	41,900	—	—
Draws on Foundry Park I construction loan	38,201	5,298	—
Draws on Foundry Park I bridge loan	—	6,571	—
Repayment of Foundry Park I bridge loan	—	(6,571)	—
Repayment of 8.875% senior notes	—	(250)	(149,750)
Issuance of 7.125% senior notes	—	—	150,000
Repurchases of common stock	(26,810)	(83,189)	—
Dividends	(15,131)	(6,641)	(8,627)
Change in book overdraft, net	(5,250)	3,700	(1,673)
Payment for financed intangible asset	(1,000)	—	—
Debt issuance costs	(240)	(146)	(3,608)
Debt issuance costs-Foundry Park I	—	(1,696)	—
Proceeds from exercise of stock options	315	61	856
Excess tax benefits from stock-based payment arrangements	945	—	1,501
Payments on the capital lease	(736)	(690)	(640)

Cash provided from (used in) financing activities	32,194	(83,553)	(11,941)

Effect of foreign exchange on cash and cash equivalents	(4,081)	2,379	599

(Decrease) increase in cash and cash equivalents	(50,111)	11,572	3,887

Cash and cash equivalents at end of year	$21,761	$71,872	$60,300

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

(tabular amounts in thousands, except per-share amounts)

1. Summary of Significant Accounting Policies

Consolidation – Our consolidated financial statements include the accounts of NewMarket Corporation and its subsidiaries. All significant intercompany transactions are eliminated upon consolidation. References to “we,” “our,” and “NewMarket,” are to NewMarket Corporation and its subsidiaries on a consolidated basis, unless the context indicates otherwise.

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

Foreign Currency Translation – We translate the balance sheets of our foreign subsidiaries into U.S. Dollars based on the current exchange rate at the end of each period. We translate the statements of income using the weighted-average exchange rates for the period. NewMarket includes translation adjustments in the balance sheet as part of accumulated other comprehensive loss and transaction adjustments in cost of sales.

Revenue Recognition – Our policy is to recognize revenue from the sale of products when title and risk of loss have transferred to the buyer, the price is fixed and determinable, and collectability is reasonably assured. Provisions for rebates to customers are recorded in the same period the related sales are recorded. Freight costs incurred on the delivery of product are included in cost of goods sold. The majority of our sales are sold FOB (“free on board”) shipping point or on an equivalent basis. Our standard terms of delivery are included in our contracts, sales order confirmation documents, and invoices.

Cash and Cash Equivalents – Our cash equivalents generally consist of government obligations and commercial paper which mature in less than 90 days. We state cash and cash equivalents at cost, which approximates fair value.

Accounts Receivable – We record our accounts receivable at net realizable value. We maintain an allowance for doubtful accounts for estimated losses resulting from our customers not making required payments. We determine the adequacy of the allowance by periodically evaluating each customer’s receivable balance, considering our customers’ financial condition and credit history, and considering current economic conditions.

Inventories – NewMarket values its U.S. petroleum additives and TEL inventories at the lower of cost or market, with cost determined on the last-in, first-out (LIFO) basis. In countries where the LIFO method is not permitted, we use the weighted-average method. Inventory cost includes raw materials, direct labor, and manufacturing overhead.

Property, Plant, and Equipment – We state property, plant, and equipment at cost and compute depreciation by the straight-line method based on the estimated useful lives of the assets. We capitalize expenditures for significant improvements that extend the useful life of the related property. We expense repairs and maintenance, including plant turnaround costs, as incurred. When property is sold or retired, we remove the cost and accumulated depreciation from the accounts and any related gain or loss is included in earnings.

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

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

Real Estate Development and Construction Costs – We capitalize in property, plant, and equipment the costs associated with real estate development projects, including the cost of land, as well as development and construction costs. Upon completion of the project, the accumulated depreciable costs will be recognized in the Consolidated Statements of Income over the estimated useful life of the asset. We also capitalize interest cost associated with the project and amortize these amounts upon completion of the project over the estimated useful life of the related asset.

Intangible Assets, Net of Amortization and Goodwill – Intangible assets include identifiable intangibles and goodwill.

Identifiable intangibles include the cost of acquired favorable contracts, formulas, and a customer base. We assign a value to identifiable intangibles based on independent appraisals and internal estimates. NewMarket amortizes identifiable intangibles using the straight-line method over the estimated economic life of the intangible.

Goodwill arises from the excess of cost over net assets of businesses acquired. Goodwill represents the residual purchase price after allocation to all identifiable net assets. We test goodwill for impairment each year and whenever a significant event or circumstance occurs which could reduce the fair value of the reporting unit to which the goodwill applies below the carrying value of the goodwill.

Impairment of Long-Lived Assets – When significant events or circumstances occur that might impair the value of long-lived assets, we evaluate recoverability of the recorded cost of these assets. Assets are considered to be impaired if their carrying value is not recoverable from the estimated undiscounted cash flows associated with the assets. If we determine an asset is impaired and its recorded cost is higher than fair market value based on the estimated present value of future cash flows, we adjust the asset to fair market value.

Asset Retirement Obligations – Asset retirement obligations, including costs associated with the retirement of tangible long-lived assets, are recorded at the fair value of the liability for an asset retirement obligation when incurred instead of ratably over the life of the asset. The asset retirement costs must be capitalized as part of the carrying value of the long-lived asset. If the liability is settled for an amount other than the recorded balance, we recognize either a gain or loss at settlement.

Environmental Costs – NewMarket capitalizes environmental compliance costs if they extend the useful life of the related property or prevent future contamination. Environmental compliance costs also include maintenance and operation of pollution prevention and control facilities. We expense these compliance costs as incurred.

Accrued environmental remediation and monitoring costs relate to an existing condition caused by past operations. NewMarket accrues these costs in current operations within cost of goods sold in the Consolidated Statements of Income when it is probable that we have incurred a liability and the amount can be reasonably estimated.

We generally record environmental liabilities on an undiscounted basis. When we can reliably determine the amount and timing of future cash flows, we discount these liabilities, incorporating an inflation factor.

Employee Savings Plan – Most of our full-time salaried and hourly employees may participate in defined contribution savings plans. Employees who are covered by collective bargaining agreements may also participate in a savings plan according to the terms of their bargaining agreements. Employees, as well as NewMarket, contribute to the plans. We made contributions of $3 million in 2008, 2007, and 2006 related to these plans.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

Research, Development, and Testing Expenses – NewMarket expenses all research, development, and testing costs as incurred. Of the total research, development, and testing expenses, those related to new products and processes were $44 million in 2008, $42 million in 2007, and $37 million in 2006.

Income Taxes – We recognize deferred income taxes for temporary differences between the financial reporting basis and the income tax basis of assets and liabilities. We also adjust for changes in tax rates and laws at the time the changes are enacted. A valuation allowance is recorded when it is more likely than not that a deferred tax asset will not be realized. We recognize accrued interest and penalties associated with uncertain tax positions as part of income tax expense on our Consolidated Statements of Income.

We provide for additional U.S. taxes that would be incurred when a foreign subsidiary returns its earnings in cash to Afton or Ethyl. Undistributed earnings of certain foreign subsidiaries for which U.S. taxes have not been provided totaled approximately $67 million as of December 31, 2008 and $73 million as of December 31, 2007. Deferred income taxes have not been provided on these earnings since we expect them to be indefinitely reinvested. Accordingly, no provision has been made for taxes that may be payable on the remittance of these earnings at December 31, 2008 or December 31, 2007, nor is it practicable to determine the amount of the liability.

Derivative Financial Instruments – We use derivative financial instruments to manage interest rate and foreign currency exchange risk related to certain business activities. NewMarket’s objective in using derivatives is to add stability to interest expense and to minimize currency exposure from expected cash flows from foreign operations. We do not enter into derivative financial instruments for trading or speculative purposes. Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), as amended and interpreted, establishes accounting and reporting standards for derivative instruments and for hedging activities. As required by SFAS 133, NewMarket records all derivatives on the balance sheet at fair value.

The accounting for changes in fair value depends upon the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, may be designated as fair value hedges. At December 31, 2008 and December 31, 2007, NewMarket had no derivatives designated as fair value hedges.

Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, may be designated as cash flow hedges. For derivatives designated as cash flow hedges, the effective portion of the changes in the fair value of the derivative is initially reported in accumulated other comprehensive loss and subsequently reclassified to earnings when the hedged transaction affects earnings. The ineffective portion of the changes in the fair value of the derivative is recognized immediately in earnings.

For derivatives not designated as hedges, changes in fair value are recognized in earnings.

Earnings Per Share – Basic earnings per share reflect reported earnings divided by the weighted-average number of common shares outstanding. Diluted earnings per share include the effect of dilutive stock options outstanding during the year. See Note 2 in the Notes to Consolidated Financial Statements.

Stock-Based Compensation – On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), using the modified prospective application. SFAS 123R requires that the cost from share-based payment transactions be recognized in the financial statements and be determined using a fair-value-based measurement method. We use an option-pricing model similar to Black-Scholes to estimate the fair value of options. This standard primarily applies to all awards granted or modified after January 1, 2006, as well as to non-vested awards.

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

See Note 15 in the Notes to Consolidated Financial Statements for further information on our stock-based compensation plan.

Investments – We classify marketable securities as “available for sale” and record them at fair value with the unrealized gains or losses, net of tax, included as a component of shareholders’ equity in accumulated other comprehensive loss. The fair value is determined based on quoted market prices.

When a decline in the fair value of a marketable security is considered other than temporary, we writedown the investment to estimated fair market value with a corresponding charge to earnings.

Estimates and Risks Due to Concentration of Business – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

In addition, our financial results can be influenced by certain risk factors. Some of our significant concentrations of risk include the following:

•	Reliance on a small number of significant customers;

•	Customers concentrated in the fuel and lubricant industries;

•	Production of several of our products solely at one facility;

•	Political, social, economic, and regulatory factors associated with various regions around the world; and

•	Future availability of long-term permanent financing for the Foundry Park I Project.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

2. Earnings Per Share

Basic and diluted earnings per share from continuing operations are calculated as follows:

	Years Ended December 31
	2008	2007	2006
Basic earnings per share
Numerator:
Income from continuing operations	$73,227	$78,550	$52,311

Denominator:
Weighted-average number of shares of common stock outstanding	15,362	16,841	17,223

Basic earnings per share from continuing operations	$4.77	$4.66	$3.04

Diluted earnings per share
Numerator:
Income from continuing operations	$73,227	$78,550	$52,311

Denominator:
Weighted-average number of shares of common stock outstanding	15,362	16,841	17,223
Shares issuable upon exercise of stock options	68	116	184

Total shares	15,430	16,957	17,407

Diluted earnings per share from continuing operations	$4.75	$4.63	$3.00

Options are not included in the computation of diluted earnings per share when the option exercise price exceeds the average market price of the underlying common share, as the impact on earnings per share would be anti-dilutive. During 2006, we had outstanding options to purchase 50,000 shares of common stock at an exercise price of $44.375 per share. At December 31, 2006, these options were no longer outstanding as the related stock appreciation rights were exercised in November 2006. Prior to the second quarter 2006, these options were anti-dilutive and were not included in the computation of diluted earnings per share as the exercise prices exceeded the average market price of the underlying share of NewMarket common stock. These options were included in diluted earnings per share beginning in the second quarter 2006 when they were no longer anti-dilutive. During 2008 and 2007, we had no anti-dilutive options that were excluded from the calculation of earnings per share.

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

The gain on the termination of this business was $22.8 million ($14.6 million after tax) in 2007. The income from operations before tax of the discontinued business amounted to $3.5 million ($2.2 million after tax) for 2007 and $8.2 million ($5.2 million after tax) for 2006. These results are presented net of tax in the Consolidated Statements of Income under discontinued operations for all periods presented.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

Our 2007 Consolidated Balance Sheet does not include any assets or liabilities of the discontinued operation. The Consolidated Statements of Cash Flows summarizes the activity of discontinued and continuing operations together.

4. Supplemental Cash Flow Information

	Years Ended December 31
	2008	2007	2006
Cash paid during the year for
Interest and financing expenses (net of capitalization)	$12,644	$11,489	$15,406
Income taxes	$29,005	$41,132	$26,123

5. Cash and Cash Equivalents

	December 31
	2008	2007
Cash and time deposits	$21,236	$50,973
Short-term securities	525	20,899

	$21,761	$71,872

The maturity of time deposits is less than 90 days. The $20.9 million of short-term securities in 2007 are primarily part of a money market mutual fund which maintains an average dollar-weighted portfolio maturity of 90 days or less and invests primarily in government obligations, high-grade commercial paper, and other high-quality U.S. dollar denominated obligations. We state these securities at cost and record accrued income on these securities in other accounts receivables. Throughout the year, we have cash balances in excess of federally insured amounts on deposit with various financial institutions.

At both December 31, 2008 and December 31, 2007, we had a book overdraft for some of our disbursement cash accounts. A book overdraft represents disbursements that have not cleared the bank accounts at the end of the reporting period. We transfer cash on an as-needed basis to fund these items as the items clear the bank in subsequent periods.

6. Trade and Other Accounts Receivable, Net

	December 31
	2008	2007
Trade receivables	$189,688	$196,234
Income tax receivables	8,437	4,388
Other	6,567	7,627
Allowance for doubtful accounts	(1,141)	(1,059)

	$203,551	$207,190

Bad debt expense was $54 thousand in 2008, $149 thousand in 2007, and $44 thousand in 2006. The allowance for doubtful accounts amounted to $800 thousand at December 31, 2006. The change in the allowance for doubtful accounts between 2006 and 2007, as well as between 2007 and 2008, reflects allowances for disputed invoiced prices and quantities.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

7. Inventories

	December 31
	2008	2007
Finished goods and work-in-process	$158,325	$158,286
Raw materials	34,657	27,749
Stores, supplies, and other	8,090	7,659

	$201,072	$193,694

The reserve for obsolete and slow moving inventory amounted to $2 million at December 31, 2008, $3 million at December 31, 2007, and $2 million at December 31, 2006. These amounts are included in the table above.

Our foreign inventories amounted to $127 million at year-end 2008 and $111 million at year-end 2007.

Our inventories which are stated on the LIFO basis amounted to $66 million at year-end 2008, which was below replacement cost by approximately $57 million. At year-end 2007, LIFO basis inventories were $77 million, which was approximately $42 million below replacement cost.

During 2008, the petroleum additives inventory quantities were reduced resulting in a liquidation of LIFO layers. The effect of this liquidation increased net income by $600 thousand. During 2006, TEL inventory quantities were reduced resulting in a liquidation of LIFO layers. The effect of this liquidation increased net income by $100 thousand.

8. Property, Plant, and Equipment, at cost

	December 31
	2008	2007
Land	$33,826	$32,729
Land improvements	27,528	28,189
Buildings	91,450	91,752
Machinery and equipment	614,724	614,456
Construction in progress	80,483	22,508

	$848,011	$789,634

The construction in progress includes $59 million in 2008 and $6 million in 2007 related to the Foundry Park I project.

We depreciate the cost of property, plant, and equipment generally by the straight-line method and primarily over the following useful lives:

Land improvements	5 - 30 years
Buildings	10 - 40 years
Machinery and equipment	3 - 15 years

Interest capitalized was $1.7 million in 2008, $800 thousand in 2007, and $200 thousand in 2006. Of the total amount capitalized, $1.1 million in 2008 and $400 thousand in 2007 related to the construction of the office

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

building by Foundry Park I. Capitalized interest is amortized generally over the same lives as the asset to which it relates. Depreciation expense was $21 million in 2008, as well as 2007, and $20 million in 2006. Amortization of capitalized interest, which is included in depreciation expense, was $200 thousand in 2008, $250 thousand in 2007, and $300 thousand in 2006.

9. Other Assets and Deferred Charges

	December 31
	2008	2007
Deferred financing costs, net of amortization	$4,728	$5,489
Deposit for interest rate lock agreement	10,500	—
Foundry Park I deferred leasing costs	3,858	3,599
Other	12,480	13,676

	$31,566	$22,764

The accumulated amortization on the deferred financing fees relating to our 7.125% senior notes and senior credit facility was $5 million at December 31, 2008 and $4 million at December 31, 2007. We incurred $200 thousand of additional deferred financing fees in 2008 related to the senior credit facility. See Note 12 in the Notes to Consolidated Financial Statements for further information on our long-term debt. See Note 17 in the Notes to Consolidated Financial Statements for further information on the deposit for interest rate lock agreement.

10. Intangibles, Net of Amortization and Goodwill

	December 31
	2008		2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Formulas	$88,687	$53,476	$85,910	$48,956
Contracts	16,380	3,687	10,376	1,775
Customer base	5,440	136	—	—
Goodwill	861	—	—	—

	$111,368	$57,299	$96,286	$50,731

Aggregate amortization expense		$6,568		$6,153

On September 26, 2008, Afton acquired the North American Fuel Additives Business from GE Water and Process Technologies for $15 million, which was paid upon acquisition. We performed a valuation of the assets acquired to determine the purchase price allocation. The results of the valuation resulted in the recognition of $14 million of identifiable intangibles, including contracts, formulas, and customer base. In addition, we recorded goodwill of approximately $1 million.

During 2006 we acquired contracts with a value of approximately $10 million. We paid approximately $1 million during 2008, $3 million during 2007, and $4 million during 2006 for the acquisition of these 2006 contracts and recorded the remaining amount payable under the contracts as a liability at both December 31, 2008 and December 31, 2007.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

The fair value of intangible assets is estimated based upon management’s assessment, as well as independent third-party appraisals, in some cases. All of the intangibles relate to the petroleum additives segment.

Estimated amortization expense for the next five years is expected to be:

• 2009	$8,944
• 2010	$8,273
• 2011	$8,004
• 2012	$6,854
• 2013	$6,554

We amortize the cost of the customer base intangible by an accelerated method and the cost of the remaining intangible assets by the straight-line method over their economic lives. We generally amortize contracts over 1.5 to 11 years and formulas, as well as the customer base, over 20 years.

11. Accrued Expenses

	December 31
	2008	2007
Employee benefits, payroll, and related taxes	$21,840	$20,720
Customer rebates	13,178	14,671
Retainage on capital projects	4,002	—
Interest rate swap	3,231	—
Environmental remediation	3,086	2,584
Environmental dismantling	604	1,813
Other	17,774	17,255

	$63,715	$57,043

Environmental remediation and environmental dismantling include asset retirement obligations.

12. Long-Term Debt

	December 31
	2008	2007
Senior notes - 7.125% due 2016	$150,000	$150,000
Foundry Park I construction loan	43,499	5,298
Revolving credit agreement	41,900	—
Capital lease obligations	1,763	2,499

	237,162	157,797
Current maturities	(784)	(736)

	$236,378	$157,061

Senior Notes – On November 21, 2006, we commenced a cash tender offer for any and all $150 million aggregate principal amount of our then outstanding 8.875% senior notes due 2010. Upon the expiration of the tender offer on December 21, 2006, we accepted for purchase and purchased $149.75 million aggregate principal

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

amount of our 8.875% senior notes. As a result of this transaction, we recognized a loss of $11 million on the early extinguishment of debt. The loss included the write-off of $2.6 million in unamortized deferred financing costs and cash paid of $8.6 million related to the premium and other costs of the purchase of the 8.875% senior notes. We redeemed the remaining outstanding $250 thousand aggregate principal amount of our 8.875% senior notes on February 7, 2007.

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

We were in compliance with the covenants in the indenture governing the 7.125% senior notes as of December 31, 2008 and December 31, 2007.

Senior Credit Facility – On December 21, 2006, we entered into a Second Amended and Restated Credit Agreement. This credit agreement amended and restated the credit agreement that we entered into on June 18, 2004. We incurred additional financing costs of approximately $600 thousand, which resulted in total unamortized deferred financing costs of approximately $3 million related to the senior credit facility. These costs are being amortized over five years. On December 22, 2008, we entered into a Supplement Agreement to the Second Amended and Restated Credit Agreement to increase the commitment level by $7 million. Subsequently,

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

on January 5, 2009, we entered into another Supplement Agreement to increase the commitment level by an additional $5 million, bringing the total commitment level to $112 million. We paid financing costs of $340 thousand related to these two Supplement Agreements, and we are amortizing these deferred financing costs over the remaining term of the credit agreement.

After the two Supplement Agreements, the credit agreement includes a $112 million revolving senior credit facility for working capital and other general corporate purposes for NewMarket and our subsidiaries, as well as a $50 million sub-facility for letters of credit. Borrowings bear interest, at our election, at either a base rate plus a margin (50 basis points as of December 31, 2008) or LIBOR plus a margin (150 basis points as of December 31, 2008). The revolving credit facility matures on December 21, 2011. During 2008, we borrowed under the revolving credit facility resulting in an outstanding balance of $41.9 million at December 31, 2008. Our average interest rate during 2008 under the revolving credit facility was 4.2%. There were no borrowings outstanding at December 31, 2007 under the senior credit facility, nor did we borrow during 2007 under the facility. At December 31, 2008, we had outstanding letters of credit of $20.7 million, resulting in the unused portion of the senior credit facility amounting to $44.4 million. For further information on the outstanding letters of credit, see Note 17 in the Notes to Consolidated Financial Statements.

The senior credit facility is secured by liens on a significant portion of our U.S. assets. In addition, the senior credit facility is guaranteed by our U.S. subsidiaries.

The credit agreement contains covenants, representations, and events of default that management considers typical of a credit agreement of this nature. The financial covenants include:

•	minimum consolidated net worth;

•	a minimum fixed charge coverage ratio; and

•	a maximum leverage ratio.

We were in compliance with these covenants at December 31, 2008 and December 31, 2007.

Construction Loan Agreement – Foundry Park I and NewMarket Corporation entered into a construction loan agreement with a group of banks on August 7, 2007 to borrow up to $116 million to fund the development and construction of an office building. The construction loan bears interest at LIBOR plus a margin of 140 basis points. The term of the loan is for a period of 36 months and is unconditionally guaranteed by NewMarket Corporation. No principal reduction payment is due during the construction period. As a condition of the construction loan and concurrently with the closing of the loan, Foundry Park I also obtained interest rate risk protection in the form of an interest rate swap. The objective in obtaining the swap was to manage our exposure to interest rate movements and add stability to capitalized interest expense. The interest rate swap involves the receipt of variable-rate amounts based on LIBOR in exchange for fixed-rate payments over the life of the agreement without exchange of the underlying notional amount. The fixed-rate payments are at a rate of 4.975%. The notional amount of the swap was approximately $52.9 million at December 31, 2008 and $8.2 million at December 31, 2007 and accretes to approximately $94 million over the term of the swap. The accreting notional amount is necessary to maintain the swap notional at an amount that represents approximately 85% of the projected construction loan principal balance over the loan term. The maturity date of the swap is January 1, 2010.

The swap is designated and qualifies as a cash flow hedge under SFAS 133. As such, the effective portion of changes in the fair value of the swap is recorded in accumulated other comprehensive loss and the ineffective portion of changes in the fair value of the swap is recognized immediately in earnings. We assess the effectiveness of the swap quarterly by comparing the changes in the fair value of the derivative hedging instrument with the change in fair value of the designated hedged transaction.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

The fair value of the swap was approximately $3.1 million at December 31, 2008 and $1.6 million at December 31, 2007 and was recorded in accrued expenses at year-end 2008 and other noncurrent liabilities at year-end 2007. The net unrealized loss of approximately $3.0 million ($1.9 million, net of tax) at December 31, 2008 and $1.6 million ($1.0 million, net of tax) at December 31, 2007 was recorded as a component of accumulated other comprehensive loss in shareholders’ equity on the Consolidated Balance Sheets. Hedge ineffectiveness of approximately $100 thousand expense at December 31, 2008 and $20 thousand expense at December 31, 2007 was recognized in other income, net on the Consolidated Statements of Income. Also recorded as a component of accumulated other comprehensive loss in shareholders’ equity on the Consolidated Balance Sheets was the net amount of swap receipts and payments made since the inception of the swap. This amounted to approximately $400 thousand, net of tax effects at December 31, 2008 and $3 thousand, net of tax effects, at December 31, 2007. Any amounts remaining in accumulated other comprehensive loss related to the swap will be recognized in the Consolidated Statements of Income over the depreciable life of the office building beginning at the completion of the construction project, which is currently expected to be late 2009. No related amounts currently recognized in accumulated other comprehensive loss are expected to be reclassified into earnings over the next twelve months.

Other Borrowings – We record our capital lease obligations at the lower of fair market value of the related asset at the inception of the lease or the present value of the total minimum lease payments. Capital lease obligations, including interest, will be approximately $900 thousand each year for the next two years and approximately $100 thousand in the third year. The future minimum lease payments in excess of the capital lease obligation are included in the noncancelable future lease payments discussed in Note 17 in the Notes to Consolidated Financial Statements.

Principal debt payments for the next five years are scheduled as follows:

• 2009	$0.8 million
• 2010	$44.3 million
• 2011	$42.1 million
• 2012	$0.0 million
• 2013	$0.0 million
• After 2013	$150.0 million

13. Other Noncurrent Liabilities

	December 31
	2008	2007
Employee benefits	$112,457	$77,267
Environmental remediation	17,534	19,688
Asbestos litigation reserve	11,705	11,113
Environmental dismantling	665	911
Other	5,677	10,226

	$148,038	$119,205

The increase in employee benefits primarily reflects the reduction in the funded status of our pension and postretirement plans. See Note 18 in Notes to Consolidated Financial Statements for further information on these employee benefit plans. Environmental remediation and environmental dismantling include our asset retirement obligations.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

14. Asset Retirement Obligations

Our asset retirement obligations are related primarily to TEL operations. The following table illustrates the 2008 and 2007 activity associated with our asset retirement obligations.

	Years Ended December 31
	2008	2007
Asset retirement obligation, beginning of year	$5,048	$5,268
Accretion expense	240	485
Liabilities settled	(1,903)	(1,916)
Changes in expected cash flows and timing	(368)	1,016
Foreign currency impact	(8)	195

Asset retirement obligation, end of year	$3,009	$5,048

15. Stock-Based Compensation

On May 27, 2004, at the Ethyl annual meeting, Ethyl shareholders approved the 2004 Incentive Compensation and Stock Plan (the Plan). In connection with the holding company formation, NewMarket assumed all of Ethyl’s rights, liabilities, and obligations under the Plan. Any employee of our company or an affiliate or a person who is a member of our board of directors or the board of directors of an affiliate is eligible to participate in the Plan if the Compensation Committee of the Board of Directors (the Administrator), in its sole discretion, determines that such person has contributed significantly or can be expected to contribute significantly to the profits or growth of our company or its affiliates (each, a participant). Under the terms of the Plan, we may grant participants stock awards, incentive awards, or options (which may be either incentive stock options or nonqualified stock options), or stock appreciation rights (SARs), which may be granted with a related option. Stock options entitle the participant to purchase a specified number of shares of our common stock at a price that is fixed by the Administrator at the time the option is granted; provided, however, that the price cannot be less than the shares’ fair market value on the date of grant. The maximum period in which an option may be exercised is fixed by the Administrator at the time the option is granted but, in the case of an incentive stock option, cannot exceed ten years.

The maximum aggregate number of shares of our common stock that may be issued under the Plan is 1,500,000. During 2008, 1,505 shares of our common stock were issued under the Plan resulting in 1,496,430 shares being available for grant at December 31, 2008. No participant may be granted or awarded in any calendar year options or SARs covering more than 200,000 shares of our common stock in the aggregate. For purposes of this limitation and the individual limitation on the grant of options, an option and corresponding SAR are treated as a single award.

The 1,505 shares of common stock issued during 2008 under the Plan were to five of our non-employee directors with an aggregate fair value of $100 thousand at the issue date of July 1, 2008. The fair value of the shares was based on the closing price of our common stock on the day prior to the date of issue. We recognized expense of $100 thousand related to the issuance of this common stock.

Our outstanding options became exercisable over a stated period of time. These previously granted outstanding options were awarded under Ethyl’s 1982 Stock Option Plan, which terminated in March 2004, and pursuant to which no further options may be granted.

At December 31, 2008, we had outstanding 46,000 options to purchase shares of our common stock at an exercise price of $4.35 per share. None of these options include an associated SAR. These options are fully vested and exercisable at December 31, 2008. All of the outstanding options will expire on September 28, 2011.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

A summary of activity during 2008 in NewMarket’s stock option plan is presented below in whole shares:

	Whole Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2008	118,500	$4.35
Exercised	(72,500)	4.35		$4,239

Outstanding at December 31, 2008	46,000	$4.35	2.74	$1,406

Exercisable at December 31, 2008	46,000	$4.35	2.74	$1,406

We have neither granted nor modified any stock option awards in 2008, 2007, or 2006. The total intrinsic value of options exercised was $4 million for 2008, $700 thousand for 2007, and $8 million for 2006.

We recorded compensation costs of approximately $1 million during 2006 related to our $44.375 stock options. All of the 50,000 options outstanding to purchase shares of our common stock at $44.375 became exercisable and fully vested on November 13, 2006. Upon vesting, the fair value of these options to purchase 50,000 shares of our common stock was $1 million. At December 31, 2006, these options were no longer outstanding as the related SARs were exercised in November 2006. We paid approximately $100 thousand during 2006 for the exercise of related SARs. We recognized a tax benefit on the $4.35 options of $1 million for 2008, $0 for 2007, and $1.5 million for 2006. Since December 31, 2006, there has been no unrecognized compensation cost.

16. Financial Instruments and Fair Value Measurements

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

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our Consolidated Balance Sheets, we have elected not to record any other assets or liabilities at fair value, as permitted by SFAS 159. No events occurred during the twelve months ended December 31, 2008, requiring adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

	Carrying Amount in Consolidated Balance Sheet December 31 2008	Fair Value December 31 2008	Fair Value Measurements Using
			Level 1	Level 2	Level 3
Cash and cash equivalents	$21,761	$21,761	$21,761	$—	$—
Foreign currency forward contracts asset	$164	$164	$—	$164	$—
Interest rate swap liability	$3,231	$3,231	$—	$3,231	$—

We determine the fair value of the derivative instruments shown in the table above by using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each instrument. The analysis reflects the contractual terms of the derivatives, including the period to maturity and uses observable market-based inputs. The carrying value of cash and cash equivalents approximates fair value.

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustment associated with the derivatives utilizes Level 3 inputs. These Level 3 inputs include estimates of current credit spreads to evaluate the likelihood of default by both us and the counterparties to the derivatives. As of December 31, 2008, we have assessed the significance of the impact of the credit valuation adjustment on the overall valuation of our derivatives and have determined that the credit valuation adjustment is not significant to the overall valuation of the derivatives. Accordingly, we have determined that our derivative valuations should be classified in Level 2 of the fair value hierarchy.

Foreign Currency Forward Contracts – As part of our strategy to minimize currency exposure from expected cash flows from foreign operations, we sometimes use foreign currency forward contracts.

With this purpose, in April 2008, we entered into $11 million of Euro-denominated forward contracts. The contracts all matured in 2008. In December 2008, we entered into $17 million of Euro-denominated forward contracts for the same purpose. The December 2008 contracts have maturity dates from January 2009 to December 2009.

During 2007, we entered into $16 million of Euro-denominated forward contracts. The contracts had maturity dates from June 2007 to May 2008. At December 31, 2007, the outstanding Euro-denominated foreign currency forward contracts amounted to $7 million.

During 2006, NewMarket entered into $15 million of Euro-denominated forward contracts. Some of the contracts matured in 2006. The remaining contracts matured in 2007. At December 31, 2006, the outstanding Euro-denominated foreign currency forward contracts amounted to $6 million with related unrealized losses of $100 thousand, net of tax, in accumulated other comprehensive loss.

Any foreign currency rate change that affects the fair value of any of these forward contract transactions is offset by a corresponding change in the value of the Euro-denominated transactions. We did not use hedge accounting under SFAS No. 133 for the 2008 or 2007 forward contracts, and therefore immediately recognized any change in the fair value of the Euro-denominated forward contracts in earnings. The 2006 forward contracts were designated as cash flow hedges and were highly effective.

During 2008, we recognized a $100 thousand loss on the 2008 and 2007 contracts at the maturity dates, while during 2007, we recognized an $800 thousand loss on the 2007 and 2006 contracts at the maturity dates. During 2006, we recognized a $60 thousand loss on the 2006 contracts at the maturity dates. A corresponding change in the U.S. Dollar value of the Euro-denominated transaction offset the losses.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

The fair value of the foreign currency forward contracts at December 31, 2008 shown in the table above is based on interest differentials between the geographical areas and market forward points. In determining the fair value measurements, we incorporate credit valuation adjustments to appropriately reflect both our nonperformance risk and the counterparties’ nonperformance risk. Prior to the adoption of SFAS 157, the fair value, as well as the carrying value, of the foreign currency forward contracts at December 31, 2007 was a liability of $600 thousand.

Interest Rate Swap – During 2007, Foundry Park I entered into an interest rate swap with a notional amount of 85% of the projected draws on the construction loan. The fixed rate on the interest rate swap is 4.975%, while the variable rate is based on LIBOR. See Note 12 in the Notes to Consolidated Financial Statements for further information.

The fair value of the interest rate swap at December 31 2008, shown in the table above is determined using the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments. The variable cash payments are based on an expectation of future interest rates derived from observable market interest rate curves. Prior to the adoption of SFAS 157, the fair value, as well as the carrying value, of the interest rate swap at December 31, 2007 was a liability of $1.6 million.

Long-Term Debt – We record the value of our long-term debt at historical cost. The estimated fair value of our long-term debt is shown in the table below and is based primarily on estimated current rates available to us for debt of the same remaining duration and adjusted for nonperformance risk and credit risk.

	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current maturities	$(237,162)	$(199,315)	$(157,797)	$(157,158)

17. Contractual Commitments and Contingencies

Contractual Commitments – NewMarket has operating lease agreements primarily for office space, transportation equipment, and storage facilities. Rental expense was $20 million in 2008 and $18 million in each of 2007 and 2006.

Future lease payments for all noncancelable operating leases as of December 31, 2008 are:

• 2009	$11 million
• 2010	$7 million
• 2011	$5 million
• 2012	$2 million
• 2013	$1 million
• After 2013	$8 million

Future minimum lease payments in excess of the capital lease debt obligation as of December 31, 2008 amount to approximately $1 million for each year through 2010 and $100 thousand in 2011. We have contractual obligations for the construction of assets, as well as purchases of property and equipment of approximately $4 million at December 31, 2008. We expect capital expenditures in 2009 related to the Foundry Park I Project will be approximately $63 million.

Raw Material Purchase Obligations – We have raw material purchase obligations over the next six years amounting to approximately $263 million at December 31, 2008 for agreements to purchase goods or services

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. Raw material purchase obligations exclude agreements that are cancelable without penalty. Purchase orders made in the ordinary course of business are excluded from this amount. Any amounts for which we are liable under purchase orders are reflected in our Consolidated Balance Sheets as accounts payable and accrued expenses.

Litigation – We are involved in legal proceedings that are incidental to our business and include administrative or judicial actions seeking remediation under environmental laws, such as Superfund. Some of these legal proceedings relate to environmental matters and involve governmental authorities. For further information see “Environmental” below.

While it is not possible to predict or determine with certainty the outcome of any legal proceeding, we believe the outcome of any of these proceedings, or all of them combined, will not result in a material adverse effect on our financial condition or results of operations.

Asbestos

Like many other companies, we are a defendant in personal injury lawsuits involving exposure to asbestos. These cases involve exposure to asbestos in premises owned or operated, or formerly owned or operated, by subsidiaries of NewMarket. We have never manufactured, sold, or distributed products that contain asbestos. Nearly all of these cases are pending in Texas, Louisiana, or Illinois and involve multiple defendants. We maintain an accrual for these proceedings, as well as a receivable for expected insurance recoveries.

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

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

Based on the above assumptions, we have provided an undiscounted liability related to premises asbestos claims of $13 million at both year-end 2008 and year-end 2007. The liabilities related to asbestos claims are included in accrued expenses (current portion) and other noncurrent liabilities on the balance sheet. Certain of these costs are recovered through our insurance coverage and agreement with Albemarle. The receivable for these recoveries related to premises asbestos liabilities was $9.5 million at December 31, 2008 and $9.0 million at December 31, 2007. These receivables are included in trade and other accounts receivable, net for the current portion. The noncurrent portion is included in other assets and deferred charges.

Environmental – During 2000, the EPA named us as a PRP under Superfund law for the clean-up of soil and groundwater contamination at the Sauget Area 2 Site in Sauget, Illinois. Without admitting any fact, responsibility, fault, or liability in connection with this site, we are participating with other PRPs in site investigations and feasibility studies.

The Sauget Area 2 Site PRPs are currently working with the EPA to submit an acceptable Remedial Investigation and Feasibility Study (RI/FS) to the EPA, which we expect to occur in late 2009. We have accrued our estimated proportional share of the expenses for the RI/FS, as well as our best estimate of our proportional share of the remediation liability proposed in our ongoing discussions and submissions with the agencies involved. We do not believe there is any additional information available as a basis for revision of the liability that we have established. The amount accrued for this site is not material.

At a former TEL plant site located in the state of Louisiana, we have completed significant environmental remediation, although we will be monitoring and treating the site for an extended period. The accrual for this site was $8.8 million at year-end 2008 and $9.6 million at year-end 2007. We based these amounts on the best estimate of future costs discounted at approximately 2% in both 2008 and 2007. We incorporated an inflation factor in determining the discount rate. The undiscounted liability was $9.6 million at year-end 2008 and $10.5 million at year-end 2007. The expected payments for each of the next five years amount to approximately $600 thousand. Expected payments thereafter amount to approximately $6 million.

At a plant site in Houston, Texas, we have an accrual of $6.7 million at December 31, 2008 and $8.5 million at December 31, 2007 for environmental remediation, dismantling, and decontamination. Included in these amounts are $5.8 million at year-end 2008 and $6.9 million at year-end 2007 for remediation. Of the total remediation, $4.3 million at December 31, 2008 and $4.8 million at December 31, 2007 relates to remediation of groundwater and soil. A portion of the accrual for this site is discounted at approximately 4% at both December 31, 2008 and December 31, 2007 and includes an inflation factor. The undiscounted accrual for this site was $7.8 million at year-end 2008 and $9.5 million at year-end 2007. The expected payments for each of the next five years amount to approximately $400 thousand for the portion of the accrual for this site which is discounted. Expected payments thereafter for the portion of the accrual for this site which is discounted amount to approximately $2.6 million.

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

At December 31, our total accruals for environmental remediation were $20.6 million for 2008 and $22.3 million for 2007. In addition to the accruals for environmental remediation, we also have accruals for dismantling

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

and decommissioning costs of $1.3 million at December 31, 2008 and $2.7 million at December 31, 2007. The decrease in these amounts between 2008 and 2007 reflects ongoing activities at various environmental sites.

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

NewMarket spent $17 million in 2008, $18 million in 2007, and $16 million in 2006 for ongoing environmental operating and clean-up costs, excluding depreciation of previously capitalized expenditures. On capital expenditures for pollution prevention and safety projects, we spent $7 million in both 2008 and 2007, as well as $6 million in 2006.

Letters of Credit and Guarantees – We have outstanding guarantees with several financial institutions in the amount of $34.5 million at December 31, 2008. The guarantees are secured by letters of credit, as well as cash collateral. The outstanding letters of credit amounted to $21.0 million at December 31, 2008. Of that amount, $20.7 million was issued under the letter of credit sub-facility of our senior credit agreement. See Note 12 in the Notes to Consolidated Financial Statements. The letters of credit primarily relate to insurance guarantees, performance guarantees, and the interest rate lock agreement discussed below. We renew letters of credit as necessary. The remaining amounts represent performance, lease, custom and excise tax guarantees. Expiration dates range from 2009 to 2012. Some of the guarantees have no expiration date.

We cannot estimate the maximum amount of potential liability under the letters of credit and guarantees. However, we accrue for potential liabilities when a future payment is probable and the range of loss can be reasonably estimated.

Interest Rate Lock Agreement – The construction loan for the Foundry Park I project to construct an office building for MeadWestvaco is being financed by a group of banks and matures in August 2010. Prior to commencing construction, we took actions to identify the possible permanent lending source after construction. To that end, Foundry Park I entered into an Application with Principal Commercial Funding II, LLC (Principal) dated February 26, 2007 which outlined the terms and conditions under which Principal would provide permanent, fixed-rate financing in the maximum amount of $116,000,000 amortized over 25 years with all amounts due 13.5 years after the date of the loan. The Application was not a loan commitment due to the lengthy time period of thirty-four months until the completion of the building.

In order to obtain a fixed-rate loan we entered into a Rate Lock Agreement with Principal dated February 26, 2007. Principal simultaneously entered into a hedge with a third party based mainly on the forward rates of ten-year Treasuries. At the time, ten-year Treasuries were trading at approximately 4.63%. We are not party to that hedging agreement. Under the Rate Lock Agreement, we agreed to post a deposit with Principal and to increase the amount of that deposit if the exposure to Principal on the hedge increased. As of December 31, 2008, the forward swap yield on ten-year Treasuries has dropped, and we have fully complied with all deposit requirements. As of December 31, 2008, we have deposited approximately $27 million with Principal, including $10.5 million in cash, which was deposited in December 2008, and $16.4 million in irrevocable letters of credit, of which $10.4 million was deposited in November and December 2008. As of December 31, 2008, ten-year Treasuries were trading at 2.25%, near all-time historical lows. As of February 19, 2009, our deposit requirement had decreased to approximately $19 million. The Rate Lock Agreement provides that all of the deposits will be returned to us at the loan closing. Since we are entitled to a return of our deposits at the loan closing, the cash deposits for the Rate Lock Agreement are recorded as an asset on our Consolidated Balance Sheet at December 31, 2008. In the event that the loan does not close as scheduled, we would be required to pay Principal’s breakage costs including costs associated with the hedge. We do not believe it is probable that a loss has been incurred; however, in the

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

event that financing is not obtained through Principal or on terms substantially similar to those in the Application, the loss for the breakage fees incurred could have a material adverse impact on our financial statements and compliance with debt covenants.

Principal has informed us that it intended to syndicate the permanent loan to third parties. We understand that the syndication market is currently impaired, and we have no way to determine at this time when, or if, this market will recover. Principal informed us in a letter dated October 28, 2008 that it has taken the position that it is not obligated to make the permanent loan commitment unless the syndication market recovers and the loan can be syndicated on terms acceptable to Principal. As a result of current market conditions, Principal has asserted that a material adverse change has occurred that could impair the syndication of the proposed loan. We have disputed the occurrence of a material adverse change. Principal has further informed us that the Application remains open, but they have reserved all of their rights. We are currently investigating possible alternative financing in the event that Principal does not make the loan on substantially all of the terms and conditions outlined in the Application. We have until August 2010 before financing needs to be in place. We cannot predict the financing terms which will be available at that time.

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

Information presented below has been conformed to the disclosure provisions of SFAS No. 158. In accordance with SFAS No. 158, the disclosures for 2006 have not been modified from those reported in the 2006 Form 10K. The incremental effect of applying SFAS No. 158 on the domestic and foreign pension and postretirement plans at December 31, 2006 included an adjustment of $33 million in accumulated comprehensive loss and total shareholders’ equity. See Note 23 in the Notes to Consolidated Financial Statements.

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

	Years Ended December 31
	Pension Benefits			Postretirement Benefits
	2008	2007	2006	2008	2007	2006

Net periodic benefit cost
Service cost	$5,314	$4,723	$4,946	$1,009	$1,314	$1,524
Interest cost	7,497	6,450	6,177	3,491	3,800	3,891
Expected return on plan assets	(7,784)	(6,782)	(6,183)	(1,658)	(1,881)	(1,882)
Amortization of prior service cost (credit)	291	195	288	11	(21)	(21)
Amortization of net loss (gain)	1,886	2,223	2,324	(416)	—	—

Net periodic benefit cost	$7,204	$6,809	$7,552	$2,437	$3,212	$3,512

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss
Net loss (gain)	$39,903	$339		$(5,199)	$(9,797)
Prior service cost	—	990		—	—
Amortization of net (loss) gain	(1,886)	(2,223)		416	—
Amortization of prior service (cost) credit	(291)	(195)		(11)	21

Total recognized in other comprehensive loss	$37,726	$(1,089)		$(4,794)	$(9,776)

Total recognized in net periodic benefit cost and other comprehensive loss	$44,930	$5,720		$(2,357)	$(6,564)

The estimated net loss which will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2009 is expected to be $2 million for pension plans. The estimated net gain which will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2009 is expected to be $400 thousand for postretirement benefit plans. The estimated prior service cost which will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2009 is expected to be $300 thousand for pension plans and $9 thousand for postretirement benefit plans.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

Changes in the plans’ benefit obligations and assets follow.

	Years Ended December 31
	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007
Change in benefit obligation
Benefit obligation at beginning of year	$118,036	$110,460	$61,960	$70,942
Service cost	5,314	4,723	1,009	1,314
Interest cost	7,497	6,450	3,491	3,800
Plan amendments	—	990	—	—
Actuarial net loss (gain)	1,915	(12)	(5,001)	(10,431)
Benefits paid	(4,851)	(4,575)	(3,391)	(3,665)

Benefit obligation at end of year	$127,911	$118,036	$58,068	$61,960

Change in plan assets
Fair value of plan assets at beginning of year	$88,793	$76,602	$27,658	$28,090
Actual return on plan assets	(30,203)	6,430	1,857	1,247
Employer contributions	7,610	10,336	1,798	1,986
Benefits paid	(4,851)	(4,575)	(3,391)	(3,665)

Fair value of plan assets at end of year	$61,349	$88,793	$27,922	$27,658

Funded status	$(66,562)	$(29,243)	$(30,146)	$(34,302)

Amounts recognized in the consolidated balance sheet
Noncurrent assets	$—	$2,460	$—	$—
Current liabilities	(2,438)	(2,448)	(1,900)	(2,325)
Noncurrent liabilities	(64,124)	(29,255)	(28,246)	(31,977)

	$(66,562)	$(29,243)	$(30,146)	$(34,302)

Amounts recognized in accumulated other comprehensive loss
Net actuarial loss (gain)	$73,286	$35,269	$(11,362)	$(6,579)
Prior service (cost) credit	(1,198)	(907)	53	64

	$72,088	$34,362	$(11,309)	$(6,515)

The accumulated benefit obligation for all domestic defined benefit pension plans was $106 million at December 31, 2008 and $96 million at December 31, 2007.

The accumulated benefit obligation and projected benefit obligation exceeded the fair market value of plan assets for all of the domestic plans at December 31, 2008.

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

The net liability position of plans in which the projected benefit obligation exceeds assets is included in other noncurrent liabilities on the balance sheet. A portion of the accrued benefit cost for the nonqualified plan is included in current liabilities at both December 31, 2008 and December 31, 2007. As the nonqualified plan is

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

unfunded, the amount reflected in current liabilities represents the expected benefit payments related to the nonqualified plan during 2009. The net asset position of plans in which the assets exceed the projected benefit obligation is included in prepaid pension cost on the balance sheet at December 31, 2007.

The following table shows information on domestic pension plans with the accumulated benefit obligation in excess of plan assets. The second table presents information on domestic pension plans with the projected benefit obligation in excess of plan assets.

	2008	2007
Plans with the accumulated benefit obligation in excess of the fair market value of plan assets
Projected benefit obligation	$127,911	$24,622
Accumulated benefit obligation	105,670	24,197
Fair market value of plan assets	61,349	—

	2008	2007
Plans with the projected benefit obligation in excess of the fair market value of plan assets
Projected benefit obligation	$127,911	$92,037
Fair market value of plan assets	61,349	60,313

There are no assets held in the nonqualified plan by the trustee for the retired beneficiaries of the nonqualified plan. Payments to retired beneficiaries of the nonqualified plan are made with cash from operations.

Assumptions – We used the following assumptions to calculate the results of our retirement plans:

	Pension Benefits			Postretirement Benefits
	2008	2007	2006	2008	2007	2006
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31
Discount rate	6.375%	5.875%	5.50%	6.375%	5.875%	5.50%
Expected long-term rate of return on plan assets	8.75%	8.75%	8.75%	6.25%	7.00%	7.00%
Rate of projected compensation increase	4.00%	3.75%	3.75%	—	—	—

Weighted-average assumptions used to determine benefit obligations at December 31
Discount rate	6.250%	6.375%	5.875%	6.250%	6.375%	5.875%
Rate of projected compensation increase	3.75%	4.00%	3.75%	—	—	—

We base the assumed expected long-term rate of return for plan assets on an analysis of our actual investments, including our asset allocation, as well as a stochastic analysis of expected returns. This analysis reflects the expected long-term rates of return for each significant asset class and economic indicator. As of January 1, 2009, the expected rates were 9.1% for U.S. large cap stocks, 5.2% for U.S. long-term corporate bonds, and 1.8% for inflation. The range of returns developed relies both on forecasts and on broad-market historical benchmarks for expected return, correlation, and volatility for each asset class. Our asset allocation is predominantly weighted toward equities. Through our ongoing monitoring of our investments and taking into consideration the impact of the 2008 stock market downturn on future equity market returns, we have determined that we should increase the expected long-term rate of return for our U.S. plans from 8.75% to 9.0% at December 31, 2008. We expect to maintain a 9.0% rate for 2009.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

We utilize the Citigroup Pension Discount Curve (discount curve) and Liability Index and other bond market indicators in developing the discount rate assumption. We initially develop an estimated discount rate using the discount curve by applying the expected cash flows for each specific defined benefit retirement plan to the interest rates provided in the discount curve. We then weigh the cash flows of each plan and incorporate other relevant market information. Our discount rate is developed based on the discount curve on the last day of December.

Assumed health care cost trend rates at December 31 are shown in the table below. The expected health care cost trend rate for 2008 was 10.0% with temporarily higher cost increases for our retiree prescription drug coverage.

	2008	2007
Health care cost trend rate assumed for next year	9.5%	9.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2018	2012

A one-percentage point change in the assumed health care cost trend rate would have the following effects.

	1% Increase	1% Decrease
Effect on accumulated postretirement benefit obligation as of December 31, 2008	$6,189	$(4,990)
Effect on net periodic postretirement benefit cost in 2008	$637	$(498)

Plan Assets – Pension plan assets are held and distributed by trusts and consist principally of common stock and investment-grade fixed income securities. Our target allocation is 90% to 97% in equities and 3% to 10% in debt securities or cash. The pension plan weighted-average asset allocations at December 31, 2008 and December 31, 2007 by asset category follow.

	2008	2007
Asset Category
Equity securities	93%	92%
Debt securities	3%	3%
Cash	4%	5%

	100%	100%

The pension obligation is long-term in nature and the investment philosophy followed by the Pension Investment Committee is likewise long-term in its approach. The majority of the pension funds are invested in equity securities as historically, equity securities have outperformed debt securities and cash investments resulting in a higher investment return over the long-term. While in the short-term, equity securities may under-perform other investment classes, we are less concerned with short-term results and more concerned with long-term improvement. The pension funds are managed by eight different investment companies who predominantly invest in U.S. large cap stocks. Each investment company’s performance is reviewed quarterly. A small portion of the funds is in investments, such as cash or short-term bonds, which historically has been less vulnerable to short-term market swings. This fund is used to provide the cash needed to meet our monthly obligations.

The equity securities do not include any NewMarket common stock for any year presented.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

The assets of the postretirement benefit plan are invested completely in an insurance contract held by Metropolitan Life. No NewMarket common stock is included in these assets.

Cash Flows – For U.S. plans, NewMarket expects to contribute $10 million to $12 million to the pension plans and $2 million to our other postretirement benefit plans in 2009. The expected benefit payments for the next ten years are as follows.

	Expected Pension Benefit Payments	Expected Postretirement Benefit Payments
2009	$5,576	$4,122
2010	6,010	4,137
2011	6,344	4,097
2012	6,679	4,021
2013	7,088	3,971
2014 through 2018	45,284	18,949

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

In addition to the foreign defined benefit pension plans, NewMarket also provides retirement benefits in Japan and Brazil which are not defined benefit plans. The total pension expense for these plans was $300 thousand for 2008, $200 thousand for 2007, and $100 thousand for 2006.

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

	Years Ended December 31
	Pension Benefits			Postretirement Benefits
	2008	2007	2006	2008	2007	2006
Net periodic benefit cost
Service cost	$2,890	$2,919	$2,833	$18	$18	$17
Interest cost	5,733	5,152	4,342	149	120	113
Expected return on plan assets	(5,581)	(5,339)	(3,958)	—	—	—
Amortization of prior service cost	79	80	131	—	—	—
Amortization of transition (asset) obligation	(37)	(37)	(35)	50	49	47
Amortization of net loss	1,330	1,541	1,512	39	65	73

Net periodic benefit cost	$4,414	$4,316	$4,825	$256	$252	$250

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss
Net loss (gain)	$9,269	$(738)		$(99)	$(185)
Prior service cost	6	151		—	—
Amortization of transition asset (obligation)	37	37		(50)	(49)
Amortization of net loss	(1,330)	(1,541)		(39)	(65)
Amortization of prior service cost	(80)	(80)		—	—

Total recognized in other comprehensive loss	$7,902	$(2,171)		$(188)	$(299)

Total recognized in net periodic benefit cost and other comprehensive loss	$12,316	$2,145		$68	$(47)

The estimated net loss which will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2009 is expected to be $2 million for foreign pension plans and $16 thousand for foreign postretirement benefit plans. The estimated prior service cost which will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2009 is expected to be $67 thousand for foreign pension plans. The estimated unrecognized transition asset which is expected to be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2009 is expected to be $32 thousand income for foreign pension plans. The estimated unrecognized transition obligation which is expected to be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2009 is expected to be $43 thousand expense for postretirement benefit plans.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

Changes in the benefit obligations and assets of the foreign defined benefit plans follow.

	Years Ended December 31
	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007
Change in benefit obligation
Benefit obligation at beginning of year	$110,481	$101,476	$2,556	$2,273
Service cost	2,890	2,919	18	18
Interest cost	5,733	5,152	149	120
Plan amendments	—	138	—	—
Employee contributions	542	510	—	—
Actuarial net gain	(5,286)	(1,131)	(115)	(169)
Benefits paid	(4,777)	(3,831)	(150)	(100)
Foreign currency translation	(24,435)	5,248	(504)	414

Benefit obligation at end of year	$85,148	$110,481	$1,954	$2,556

Change in plan assets
Fair value of plan assets at beginning of year	$98,927	$84,997	$—	$—
Actual return on plan assets	(11,047)	4,878	—	—
Employer contributions	7,710	8,511	150	100
Employee contributions	542	510	—	—
Benefits paid	(4,777)	(3,831)	(150)	(100)
Foreign currency translation	(22,375)	3,862	—	—

Fair value of plan assets at end of year	$68,980	$98,927	$—	$—

Funded Status	$(16,168)	$(11,554)	$(1,954)	$(2,556)

Amounts recognized in the consolidated balance sheet
Noncurrent assets	$159	$156	$—	$—
Current liabilities	(394)	(397)	(120)	(133)
Noncurrent liabilities	(15,933)	(11,313)	(1,834)	(2,423)

	$(16,168)	$(11,554)	$(1,954)	$(2,556)

Amounts recognized in accumulated other comprehensive loss
Net loss	$38,101	$30,162	$401	$539
Prior service cost	(2,104)	(2,030)	—	—
Transition (asset) obligation	(61)	(98)	437	487

	$35,936	$28,034	$838	$1,026

The accumulated benefit obligation for all foreign defined benefit pension plans was $73 million at December 31, 2008 and $93 million at December 31, 2007.

The fair market value of plan assets exceeded both the accumulated benefit obligation and projected benefit obligation for the Canadian Hourly plan at year-end 2008 and year-end 2007. The accumulated benefit obligation and projected benefit obligation exceeded the fair market value of plan assets for the Canadian Salary plan for 2008. The fair market value of plan assets for the Canadian Salary plan exceeded both the accumulated benefit obligation and the projected benefit obligation at year-end 2007. For the United Kingdom plan, the fair market value of plan assets exceeded the accumulated benefit obligation, but not the projected benefit obligation, at year-end 2008 and year-end 2007. The net asset position of the Canadian Hourly plan is included in prepaid

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

pension cost on the balance sheet for both years. The net liability position in 2008 of the Canadian Salary plan and in both years of the United Kingdom plan is included in noncurrent liabilities. The net asset position of the Canadian Salary plan is included in prepaid pension cost on the balance sheet in 2007.

The accumulated benefit obligation and projected benefit obligation exceeded the fair market value of plan assets for the German and Afton Belgium plans at December 31, 2008 and for the German and both Belgium plans at December 31, 2007. The German plan has no assets. The accrued benefit cost of these plans is included in other noncurrent liabilities on the balance sheet. As the German plan is unfunded, a portion of the accrued benefit cost for the German plan is included in current liabilities at year-end 2008 and year-end 2007 reflecting the expected benefit payments related to the plan for the following year.

For the Ethyl Belgium plan, the fair market value of plan assets exceeded the projected benefit obligation and the accumulated benefit obligation at December 31, 2008. The net asset position of the Ethyl Belgium plan is included in prepaid pension cost on the balance sheet at 2008.

The following table shows information on foreign plans with the accumulated benefit obligation in excess of plan assets. The second table shows information on plans with the projected benefit obligation in excess of plan assets.

	2008	2007
Plans with the accumulated benefit obligation in excess of the fair market value of plan assets
Projected benefit obligation	$25,407	$21,219
Accumulated benefit obligation	21,112	16,740
Fair market value of plan assets	14,238	9,604

	2008	2007
Plans with the projected benefit obligation in excess of the fair market value of plan assets
Projected benefit obligation	$81,515	$99,047
Fair market value of plan assets	65,188	87,337

Assumptions – The information in the table below provides the weighted-average assumptions used to calculate the results of our foreign defined benefit plans.

	Pension Benefits			Postretirement Benefits
	2008	2007	2006	2008	2007	2006
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31
Discount rate	5.47%	4.94%	4.60%	5.00%	5.00%	6.00%
Expected long-term rate of return on plan assets	5.88%	5.88%	5.58%	—	—	—
Rate of projected compensation increase	4.42%	4.30%	4.30%	—	—	—

Weighted-average assumptions used to determine benefit obligations at December 31
Discount rate	5.93%	5.47%	4.94%	7.00%	5.00%	5.00%
Rate of projected compensation increase	4.24%	4.42%	4.30%	—	—	—

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

Assumed health care cost trend rates at December 31 are shown in the table below.

	2008	2007
Health care cost trend rate assumed for next year	8.5%	7.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2016	2013

A one-percentage point change in the assumed health care cost trend rate would have the following effects.

	1% Increase	1% Decrease
Effect on accumulated postretirement benefit obligation as of December 31, 2008	$149	$(123)
Effect on net periodic postretirement benefit cost in 2008	$25	$(12)

Plan Assets – Pension plan assets vary by foreign location and plan. Assets are held and distributed by trusts and, depending upon the foreign location and plan, consist primarily of common stock, investment-grade fixed income securities, cash, and insurance contracts. The combined average target allocation of our foreign pension plans is 52% in equities, 34% in debt securities, and 14% in insurance contracts. The pension plan weighted-average asset allocations at December 31, 2008 and December 31, 2007 by asset category are as follows:

	2008	2007
Asset Category
Equity securities	43%	55%
Debt securities	40%	34%
Insurance contracts	14%	10%
Cash	3%	1%

	100%	100%

While the pension obligation is long-term in nature for each of our foreign plans, the investment strategies followed by each plan vary to some degree based upon the laws of a particular country, as well as the provisions of the specific pension trust. The United Kingdom and Canadian plans are invested predominantly in equity securities and debt securities. The funds of these plans are managed by various trustees and investment companies whose performance is reviewed throughout the year. The Belgian plans are invested in insurance contracts. The German plan has no assets.

The equity securities do not include any NewMarket common stock for any year presented. The benefits of the Canadian postretirement benefit plan are paid through an insurance contract.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

Cash Flows – For foreign pension plans, NewMarket expects to contribute $6 million to the plans in 2009. We expect to contribute approximately $100 thousand to the Canadian postretirement benefit plan. The expected benefit payments for the next ten years are as follows:

	Expected Pension Benefit Payments	Expected Postretirement Benefit Payments
2009	$5,068	$120
2010	3,877	127
2011	3,988	133
2012	4,208	139
2013	4,847	146
2014 through 2018	26,683	800

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

20. Other Income, Net

Other income, net was $1 million in 2008 and $3 million in 2007 resulting primarily from investment income. Other income, net was $7 million in 2006 and included $4 million interest income on an income tax settlement, as well as $2 million in investment income.

21. Gains and Losses on Foreign Currency

Transactions conducted in a foreign currency resulted in a net gain of $3 million in 2008, a net loss of $9 thousand in 2007, and a net gain of $1 million in 2006. These amounts are reported in cost of sales.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

22. Income Tax Expense

Our income from continuing operations before income taxes, as well as the provision for income taxes, follows:

	Years Ended December 31
	2008	2007	2006
Income from continuing operations before income taxes
Domestic	$26,870	$48,217	$22,983
Foreign	78,456	52,207	56,979

	$105,326	$100,424	$79,962

Income tax expense
Current income taxes
Federal	$7,264	$12,180	$7,287
State	1,489	2,599	1,953
Foreign	20,028	13,720	15,352

	28,781	28,499	24,592

Deferred income taxes
Federal	1,296	(7,979)	1,097
State	249	(198)	(114)
Foreign	1,773	1,552	2,076

	3,318	(6,625)	3,059

Total income tax expense	$32,099	$21,874	$27,651

The reconciliation of the U.S. federal statutory rate to the effective income tax rate follows:

	% of Income from Continuing Operations Before Income Taxes
	2008	2007	2006
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal tax	1.6	1.7	1.3
Foreign operations	(2.4)	(2.0)	2.7
Extraterritorial income exclusion	—	—	(2.0)
Permanent reinvestment of foreign income	—	(6.9)	—
Adjustment of tax accounts	—	(1.9)	—
Research tax credit	(1.8)	(1.3)	(1.9)
Domestic manufacturing tax benefit	(0.8)	(1.6)	(0.4)
Other items and adjustments	(1.1)	(1.2)	(0.1)

Effective income tax rate	30.5%	21.8%	34.6%

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

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

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

To comply with international trade rules, the American Jobs Creation Act of 2004 (the Act), signed into law on October 22, 2004, repealed the FSC Repeal and Extraterritorial Income Exclusion Act of 2000. The Act repealed the Extraterritorial Income Exclusion for transactions entered into after December 31, 2004 subject to a phase-out that allowed current beneficiaries to claim a benefit in 2006. In 2006, the benefit of excluding $5 million from taxable income was 60% of the amount calculated under prior law. For 2007 and beyond, no benefit was allowed.

Our deferred income tax assets and liabilities follow.

	December 31
	2008	2007
Deferred income tax assets
Future employee benefits	$47,987	$35,116
Environmental and future shutdown reserves	7,855	9,046
Intercompany profit in ending inventory	5,349	9,058
Trademark expenses	3,445	2,560
Foreign currency translation adjustments	2,599	395
Unrealized loss on derivatives	1,386	592
Litigation accruals	1,372	1,349
Inventory valuation and related reserves	492	(1,557)
Other	1,903	1,965

	72,388	58,524

Deferred income tax liabilities
Intangibles	7,805	7,571
Depreciation and amortization	8,697	6,492
Undistributed earnings of foreign subsidiaries	2,724	2,043
Other	1,328	2,295

	20,554	18,401

Net deferred income tax assets	$51,834	$40,123

Reconciliation to financial statements
Deferred income tax assets - current	$14,090	$18,727
Deferred income tax assets - noncurrent	37,744	21,396

Net deferred income tax assets	$51,834	$40,123

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

Our deferred taxes are in a net asset position. Based on current forecast operating plans and historical profitability, we believe that we will recover the full benefit of our deferred tax assets and have, therefore, not recorded a valuation allowance.

We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. A reconciliation of the beginning and ending balances of the unrecognized tax benefits from uncertain positions for 2008 and 2007 is as follows:

Balance at January 1, 2007	$2,854
Additions for tax positions related to the current year	200
Additions for tax positions of prior years	471
Reductions as a result of the withdrawal of positions previously taken	(942)

Balance at December 31, 2007	2,583
Additions for tax positions of prior years	1,474
Reductions as a result of settlements with tax authorities	(182)
Decreases for tax positions of prior years	(1,484)

Balance at December 31, 2008	$2,391

Approximately $1.4 million of the balance at December 31, 2008, if recognized, would affect our effective tax rate.

During the year ended December 31, 2008, we reduced the accrued interest associated with uncertain tax positions by $400 thousand, resulting in net accrued interest of $300 thousand.

We expect the amount of unrecognized tax benefits to change in the next twelve months; however, we do not expect the change to have a material impact on our financial statements.

Our U.S. subsidiaries join in the filing of a U.S. federal consolidated income tax return. The Internal Revenue Service (IRS) completed its examination of our consolidated federal income tax returns for the years 2005 and 2006 during 2008. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from three to five years. Years still open to examination by foreign tax authorities in major jurisdictions include: the United Kingdom (2006 and forward); Singapore (2005 and forward); Japan (2004 and forward); Belgium (2007 and forward); and Canada (2002 and forward). We are currently under examination in various U.S. state and foreign jurisdictions.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

23. Accumulated Other Comprehensive Loss

The pre-tax, tax, and after-tax effects related to the adjustments in accumulated other comprehensive loss follow.

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Marketable Securities Adjustments	Pension Plans and Other Postretirement Benefits Adjustments	Accumulated Derivative Gain (Loss)	Accumulated Other Comprehensive Loss
December 31, 2005	$(12,217)	$19	$(18,313)	$—	$(30,511)

Adjustments	12,030	(31)	13,001	(263)
Reclassification adjustment for the loss included in net income resulting from the maturity of contracts	—	—	—	56
Tax (expense) benefit	(4,455)	12	(4,072)	78

Other comprehensive income (loss)	7,575	(19)	8,929	(129)	16,356

Initial adoption of Statement of Financial
Accounting Standard No. 158, net of tax	—	—	(33,010)	—	(33,010)

December 31, 2006	(4,642)	—	(42,394)	(129)	(47,165)

Adjustments	9,910	—	—	(1,691)
Reclassification adjustment for the loss included in net income resulting from the maturity of contracts	—	—	—	324
Prior service cost arising during the period	—	—	(1,141)	—
Amortization of prior service cost included in net periodic pension cost	—	—	254	—

Net prior service cost	—	—	(887)	—

Net gain arising during the period	—	—	10,381	—
Amortization of net loss included in net periodic pension cost	—	—	3,829	—

Net gain	—	—	14,210	—

Amortization of transition obligation	—	—	12	—
Tax (expense) benefit	(4,093)	—	(5,494)	514

Other comprehensive income (loss)	5,817	—	7,841	(853)	12,805

December 31, 2007	1,175	—	(34,553)	(982)	(34,360)

Adjustments	(31,625)	—	—	(2,113)
Prior service cost arising during the period	—	—	(6)	—
Amortization of prior service cost included in net periodic pension cost	—	—	382	—

Net prior service cost	—	—	376	—

Net loss arising during the period	—	—	(43,874)	—
Amortization of net loss included in net periodic pension cost	—	—	2,839	—

Net (loss)	—	—	(41,035)	—

Amortization of transition obligation	—	—	13	—
Tax benefit	569	—	11,631	794

Other comprehensive loss	(31,056)	—	(29,015)	(1,319)	(61,390)

December 31, 2008	$(29,881)	$—	$(63,568)	$(2,301)	$(95,750)

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

24. Segment and Geographic Area Information

Segment Information – Beginning with the first quarter 2008, we are reporting our real estate development activities in segment operating profit. Because of the current immateriality of the real estate development operating segment, its results are reported in the “All other” category. The real estate development operating segment represents the activities of Foundry Park I, a wholly-owned subsidiary of NewMarket Development Corporation. In January 2007, Foundry Park I entered into a Deed of Lease Agreement with MeadWestvaco Corporation under which it will lease an office building which we are constructing on approximately three acres of our land. We are constructing the building to the specifications of MeadWestvaco. The construction phase of this effort is expected to last until late 2009, at which time MeadWestvaco will occupy the building and use it as their corporate headquarters. For 2008 and most of 2009, we will be capitalizing the costs of the project and the financing expenses. Also included in the “All other” category is the continuing operations of the TEL business (primarily sales of TEL in North America), as well as certain contract manufacturing Ethyl provides to Afton and to third parties.

The accounting policies of the segments are the same as those described in Note 1 in the Notes to Consolidated Financial Statements. We evaluate the performance of the petroleum additives business based on operating profit. NewMarket Services departments and other expenses are billed to Afton and Ethyl based on the services provided under the holding company structure. Depreciation on segment property, plant, and equipment, as well as amortization of segment intangible assets is included in segment operating profit. No transfers occurred between the petroleum additives segment and the “All other” category during the periods presented. The table below reports net sales and operating profit by segment, as well as a reconciliation to income before income taxes for the last three years.

	2008	2007	2006
Net sales
Petroleum additives	$1,604,376	$1,357,916	$1,251,117
All other	13,055	16,958	12,180

Consolidated net sales (a)	$1,617,431	$1,374,874	$1,263,297

Segment operating profit
Petroleum additives (b)	$129,963	$129,394	$104,400
All other	1,551	(6,699)	(928)

Segment operating profit	131,514	122,695	103,472
Corporate, general, and administrative expenses	(15,042)	(13,823)	(12,915)
Special items (c)	—	—	12,953
Loss on early extinguishment of debt (d)	—	—	(11,209)
Interest and financing expenses, net	(12,046)	(11,557)	(15,403)
Other income, net	900	3,109	3,064

Income from continuing operations before income taxes	$105,326	$100,424	$79,962

(a)	Net sales to one customer of our petroleum additives segment exceeded 10% of total net sales in 2008 and 2007. Net sales to two customers of our petroleum additives segment exceeded 10% of total net sales in 2006. Sales to Royal Dutch Shell plc and its affiliates (Shell) amounted to $261 million (16% of total net sales) in 2008, $202 million (15% of total net sales) in 2007, and $169 million (13% of total net sales) in 2006. Sales to BP plc and its affiliates (BP) amounted to $127 million (10% of total net sales) in 2006. These net sales represent a wide-range of products sold to these two customers in multiple regions of the world.

(b)

There are several special items included in operating profit for the petroleum additives segment. In 2008, the petroleum additives segment included a gain of $3 million from a class action lawsuit related to raw

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

materials. In 2006, the petroleum additives segment included a gain of $3 million from a legal settlement related to transportation charges, as well as a gain of $6 million resulting from a class action lawsuit related to raw materials and a loss of $5 million from other legal settlements.

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

	2008	2007	2006
Segment Assets
Petroleum additives	$597,114	$579,278	$547,293
All other	80,035	23,760	19,602

	677,149	603,038	566,895
Cash and cash equivalents	21,761	71,872	60,300
Other accounts receivable	2,552	3,430	9,743
Deferred income taxes	51,834	40,123	42,365
Prepaid expenses	5,554	3,368	5,319
Non-segment property, plant and equipment, net	29,144	31,480	28,600
Prepaid pension cost	159	2,616	85
Other assets and deferred charges	23,299	15,007	31,486

Total assets	$811,452	$770,934	$744,793

Additions to long-lived assets
Petroleum additives	$44,200	$30,455	$34,399
All other (a)	42,824	5,607	—
Corporate	2,677	594	2,138

Total additions to long-lived assets	$89,701	$36,656	$36,537

Depreciation and amortization
Petroleum additives	$26,489	$25,711	$22,887
All other	91	150	121
Corporate (b)	2,388	3,265	8,584

Total depreciation and amortization	$28,968	$29,126	$31,592

(a)	These amounts primarily represent Foundry Park I capital expenditures.

(b)	The amortization of the prepayment for services was $1 million in 2007 and $5 million in 2006. These amounts are included in Discontinued Operations on the Consolidated Statements of Income.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

Geographic Area Information – The table below reports net sales, total assets, and long-lived assets by geographic area. No country, except for the United States, exceeded 10% of net sales in any year. NewMarket assigns revenues to geographic areas based on the location to which the product was shipped.

	2008	2007	2006
Net sales
United States	$625,605	$564,312	$516,655
Foreign	991,826	810,562	746,642

Consolidated net sales	$1,617,431	$1,374,874	$1,263,297

Total assets
United States	$500,617	$439,236	$430,999
Foreign	310,835	331,698	313,794

Total assets	$811,452	$770,934	$744,793

Long-lived assets
United States	$266,798	$202,841	$191,302
Foreign	29,007	26,276	30,680

Total long-lived assets	$295,805	$229,117	$221,982

25. Selected Quarterly Consolidated Financial Data (unaudited)

2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$382,350	$425,882	$440,604	$368,595
Gross profit	$81,603	$82,193	$73,578	$77,120
Net income	$19,772	$17,624	$16,472	$19,359
Basic earnings per share
Net income	$1.28	$1.14	$1.08	$1.27
Diluted earnings per share
Net income	$1.27	$1.13	$1.07	$1.27
Shares used to compute to basic earnings per share	15,459	15,488	15,306	15,196
Shares used to compute to diluted earnings per share	15,558	15,556	15,365	15,242

2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$309,796	$344,013	$356,946	$364,119
Gross profit	$69,429	$75,518	$79,069	$72,556
Income from continuing operations	$14,025	$17,439	$20,090	$26,996
Discontinued operations	$2,217	$13,487	$1,067	$—
Net income	$16,242	$30,926	$21,157	$26,996
Basic earnings per share
Income from continuing operations	$0.81	$1.01	$1.20	$1.69
Discontinued operations	$0.13	$0.78	$0.06	$—
Net income	$0.94	$1.79	$1.26	$1.69
Diluted earnings per share
Income from continuing operations	$0.80	$1.00	$1.19	$1.68
Discontinued operations	$0.13	$0.78	$0.06	$—
Net income	$0.93	$1.78	$1.25	$1.68
Shares used to compute to basic earnings per share	17,294	17,296	16,772	16,001
Shares used to compute to diluted earnings per share	17,412	17,411	16,887	16,117

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

The following sets forth the Consolidating Statements of Income for the years ended December 31, 2008, December 31, 2007, and December 31, 2006; Consolidating Balance Sheets as of December 31, 2008 and December 31, 2007; and Condensed Consolidating Statements of Cash Flows for the years ended December 31, 2008, December 31, 2007, and December 31, 2006 for the Parent Company, the Guarantor Subsidiaries and Non-Guarantor Subsidiaries. The financial information is based on our understanding of the SEC’s interpretation and application of Rule 3-10 of the SEC Regulation S-X.

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

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

NewMarket Corporation and Subsidiaries

Consolidating Statements of Income

Year Ended December 31, 2008

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$—	$872,024	$745,407	$—	$1,617,431
Cost of goods sold	—	671,076	631,861	—	1,302,937

Gross profit	—	200,948	113,546	—	314,494
Selling, general, and administrative expenses	4,713	94,603	17,066	—	116,382
Research, development, and testing expenses	—	62,682	19,070	—	81,752

Operating (loss) profit	(4,713)	43,663	77,410	—	116,360
Interest and financing expenses (income), net	12,558	(1,190)	678	—	12,046
Other income, net	351	3	658	—	1,012

(Loss) income before income taxes and equity income of subsidiaries	(16,920)	44,856	77,390	—	105,326
Income tax (benefit) expense	(7,193)	15,856	23,436	—	32,099
Equity income of subsidiaries	82,954	—	—	(82,954)	—

Net income	$73,227	$29,000	$53,954	$(82,954)	$73,227

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

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

NewMarket Corporation and Subsidiaries

Consolidating Balance Sheets

December 31, 2008

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$—	$4,408	$17,353	$—	$21,761
Trade and other accounts receivable, net	1,307	102,982	99,262	—	203,551
Amounts due from affiliated companies	233,526	261,153	33,748	(528,427)	—
Inventories	—	97,742	103,330	—	201,072
Deferred income taxes	2,134	8,204	3,752	—	14,090
Prepaid expenses and other current assets	2,865	1,885	954	—	5,704

Total current assets	239,832	476,374	258,399	(528,427)	446,178

Amounts due from affiliated companies	—	19,783	7,500	(27,283)	—
Property, plant and equipment, at cost	—	713,384	134,627	—	848,011
Less accumulated depreciation and amortization	—	500,507	105,768	—	606,275

Net property, plant, and equipment	—	212,877	28,859	—	241,736

Investment in consolidated subsidiaries	531,400	—	—	(531,400)	—
Prepaid pension cost	—	—	159	—	159
Deferred income taxes	31,767	(926)	6,903	—	37,744
Other assets and deferred charges	4,982	25,406	1,178	—	31,566
Intangibles, net of amortization and goodwill	—	54,069	—	—	54,069

Total assets	$807,981	$787,583	$302,998	$(1,087,110)	$811,452

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$219	$41,996	$18,290	$—	$60,505
Accrued expenses	10,131	43,819	9,765	—	63,715
Dividends payable	2,646	—	—	—	2,646
Book overdraft	—	999	—	—	999
Amounts due to affiliated companies	227,274	245,456	55,697	(528,427)	—
Long-term debt, current portion	—	784	—	—	784
Income taxes payable	—	1,656	5,608	—	7,264

Total current liabilities	240,270	334,710	89,360	(528,427)	135,913

Long-term debt	191,900	44,478	—	—	236,378
Amounts due to affiliated companies	—	7,500	19,783	(27,283)	—
Other noncurrent liabilities	84,688	42,438	20,912	—	148,038

Total liabilities	516,858	429,126	130,055	(555,710)	520,329

Shareholders’ equity:
Common stock and paid in capital	115	317,234	74,909	(392,143)	115
Accumulated other comprehensive loss	(95,750)	(17,723)	(52,122)	69,845	(95,750)
Retained earnings	386,758	58,946	150,156	(209,102)	386,758

Total shareholders’ equity	291,123	358,457	172,943	(531,400)	291,123

Total liabilities and shareholders’ equity	$807,981	$787,583	$302,998	$(1,087,110)	$811,452

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

NewMarket Corporation and Subsidiaries

Consolidating Balance Sheets

December 31, 2007

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$18,899	$13,673	$39,300	$—	$71,872
Trade and other accounts receivable, net	3,380	89,350	114,460	—	207,190
Amounts due from affiliated companies	24,844	49,006	31,584	(105,434)	—
Inventories	—	100,399	93,295	—	193,694
Deferred income taxes	1,825	8,482	8,420	—	18,727
Prepaid expenses and other current assets	574	1,748	1,236	—	3,558

Total current assets	49,522	262,658	288,295	(105,434)	495,041

Amounts due from affiliated companies	—	20,850	—	(20,850)	—
Property, plant and equipment, at cost	—	647,561	142,073	—	789,634
Less accumulated depreciation and amortization	—	490,055	116,017	—	606,072

Net property, plant, and equipment	—	157,506	26,056	—	183,562

Investment in consolidated subsidiaries	456,630	—	—	(456,630)	—
Prepaid pension cost	—	2,461	155	—	2,616
Deferred income taxes	25,440	(8,480)	4,436	—	21,396
Other assets and deferred charges	5,881	14,964	1,919	—	22,764
Intangibles, net of amortization and goodwill	—	45,555	—	—	45,555

Total assets	$537,473	$495,514	$320,861	$(582,914)	$770,934

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$43	$68,689	$35,904	$—	$104,636
Accrued expenses	6,174	38,936	11,933	—	57,043
Dividends payable	3,154	—	—	—	3,154
Book overdraft	41	6,208	—	—	6,249
Amounts due to affiliated companies	6,908	24,598	73,928	(105,434)	—
Long-term debt, current portion	—	736	—	—	736
Income taxes payable	(9,513)	12,343	3,013	—	5,843

Total current liabilities	6,807	151,510	124,778	(105,434)	177,661

Long-term debt	150,000	7,061	—	—	157,061
Amounts due to affiliated companies	—	—	20,850	(20,850)	—
Other noncurrent liabilities	63,659	38,251	17,295	—	119,205

Total liabilities	220,466	196,822	162,923	(126,284)	453,927

Shareholders’ equity:
Common stock and paid in capital	5,235	251,709	75,185	(326,894)	5,235
Accumulated other comprehensive loss	(34,360)	(6,696)	(17,265)	23,961	(34,360)
Retained earnings	346,132	53,679	100,018	(153,697)	346,132

Total shareholders’ equity	317,007	298,692	157,938	(456,630)	317,007

Total liabilities and shareholders’ equity	$537,473	$495,514	$320,861	$(582,914)	$770,934

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

NewMarket Corporation and Subsidiaries

Condensed Consolidating Statements of Cash Flows

Year Ended December 31, 2008

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash (used in) provided from operating activities	$(12,578)	$35,137	$(1,911)	$—	$20,648

Cash flows from investing activities
Capital expenditures	—	(22,581)	(9,218)	—	(31,799)
Foundry Park I capital expenditures	—	(42,820)	—	—	(42,820)
Acquisition of business	—	(14,803)	—	—	(14,803)
Deposit for interest rate lock agreement	—	(10,500)	—	—	(10,500)
Proceeds from interest rate lock agreement	—	1,050	—	—	1,050
(Increase) decrease in intercompany loans	(31,683)	313	(7,500)	38,870	—
Cash dividends from subsidiaries	24,424	—	—	(24,424)	—

Cash provided from (used in) investing activities	(7,259)	(89,341)	(16,718)	14,446	(98,872)

Cash flows from financing activities
Net borrowings under revolving credit agreement	41,900	—	—	—	41,900
Draws on Foundry Park I construction loan	—	38,201	—	—	38,201
Repurchases of common stock	(26,810)	—	—	—	(26,810)
Dividends	(15,131)	(24,424)	—	24,424	(15,131)
Change in book overdraft, net	(41)	(5,209)	—	—	(5,250)
Payment for financed intangible asset	—	(1,000)	—	—	(1,000)
Debt issuance costs	(240)	—	—	—	(240)
Proceeds from exercise of stock options	315	—	—	—	315
Excess tax benefits from stock-based payment arrangements	945	—	—	—	945
Payments on the capital lease	—	(736)	—	—	(736)
Repayment of intercompany note payable	—	—	(313)	313	—
Financing from affiliated companies	—	39,183	—	(39,183)	—

Cash provided from (used in) financing activities	938	46,015	(313)	(14,446)	32,194

Effect of foreign exchange on cash and cash equivalents	—	(1,076)	(3,005)	—	(4,081)

Decrease in cash and cash equivalents	(18,899)	(9,265)	(21,947)	—	(50,111)
Cash and cash equivalents at beginning of year	18,899	13,673	39,300	—	71,872

Cash and cash equivalents at end of year	$—	$4,408	$17,353	$—	$21,761

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

NewMarket Corporation and Subsidiaries

Condensed Consolidating Statements of Cash Flows

Year Ended December 31, 2007

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash (used in) provided from operating activities	$(2,017)	$133,033	$(21,439)	$—	$109,577

Cash flows from investing activities
Capital expenditures	—	(25,448)	(5,624)	—	(31,072)
Foundry Park I capital expenditures	—	(5,584)	—	—	(5,584)
Foundry Park I deferred leasing costs	—	(3,599)	—	—	(3,599)
Proceeds from settlement and termination of TEL marketing agreements	—	—	28,000	—	28,000
Payment for acquisition of intangible asset	—	(2,900)	—	—	(2,900)
Deposit for interest rate lock agreement	—	(1,110)	—	—	(1,110)
(Increase) decrease in intercompany loans	(1,775)	(1,000)	2,362	413	—
Net (increase) decrease in investment in subsidiaries	(6,380)	6,380	—	—	—
Cash dividends from subsidiaries	99,515	—	—	(99,515)	—
Other, net	—	(566)	—	—	(566)

Cash provided from (used in) investing activities	91,360	(33,827)	24,738	(99,102)	(16,831)

Cash flows from financing activities
Draws on Foundry Park I bridge loan	—	6,571	—	—	6,571
Repayment of Foundry Park I bridge loan	—	(6,571)	—	—	(6,571)
Draws on Foundry Park I construction loan	—	5,298	—	—	5,298
Repayment of 8.875% senior notes	(250)	—	—	—	(250)
Repurchases of common stock	(83,189)	—	—	—	(83,189)
Dividends	(6,641)	(99,515)	—	99,515	(6,641)
Change in book overdraft, net	33	3,667	—	—	3,700
Debt issuance costs	(146)	—	—	—	(146)
Debt issuance costs - Foundry Park I	—	(1,696)	—	—	(1,696)
Proceeds from exercise of stock options	61	—	—	—	61
Payments on the capital lease	—	(690)	—	—	(690)
Repayment of intercompany note payable	—	(2,362)	—	2,362	—
Financing from affiliated companies	—	1,775	1,000	(2,775)	—

Cash (used in) provided from financing activities	(90,132)	(93,523)	1,000	99,102	(83,553)

Effect of foreign exchange on cash and cash equivalents	—	(221)	2,600	—	2,379

(Decrease) increase in cash and cash equivalents	(789)	5,462	6,899	—	11,572
Cash and cash equivalents at beginning of year	19,688	8,211	32,401	—	60,300

Cash and cash equivalents at end of year	$18,899	$13,673	$39,300	$—	$71,872

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

NewMarket Corporation and Subsidiaries

Condensed Consolidating Statements of Cash Flows

Year Ended December 31, 2006

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash (used in) provided from operating activities	$(17,349)	$35,752	$18,673	$—	$37,076

Cash flows from investing activities
Capital expenditures	—	(20,982)	(5,179)	—	(26,161)
Payment for acquisition of intangible asset	—	(4,476)	—	—	(4,476)
Proceeds from pharmaceutical earn-out agreement	5,274	—	—	—	5,274
Proceeds from sale of certain assets	—	3,408	—	—	3,408
Increase in intercompany loans	(7,000)	—	—	7,000	—
Cash dividends from subsidiaries	21,420	—	—	(21,420)	—
Other, net	—	108	—	—	108

Cash provided from (used in) investing activities	19,694	(21,942)	(5,179)	(14,420)	(21,847)

Cash flows from financing activities
Issuance of 7.125% senior notes	150,000	—	—	—	150,000
Repayment of 8.875% senior notes	(149,750)	—	—	—	(149,750)
Dividends	(8,627)	(21,420)	—	21,420	(8,627)
Change in book overdraft, net	(2)	(1,671)	—	—	(1,673)
Debt issuance costs	(3,608)	—	—	—	(3,608)
Excess tax benefits from stock-based payment arrangements	1,501	—	—	—	1,501
Proceeds from exercise of stock options	856	—	—	—	856
Payments on the capital lease	—	(640)	—	—	(640)
Financing from affiliated companies	—	7,000	—	(7,000)	—

Cash used in financing activities	(9,630)	(16,731)	—	14,420	(11,941)

Effect of foreign exchange on cash and cash equivalents	—	2,372	(1,773)	—	599

(Decrease) increase in cash and cash equivalents	(7,285)	(549)	11,721	—	3,887
Cash and cash equivalents at beginning of year	26,973	8,760	20,680	—	56,413

Cash and cash equivalents at end of year	$19,688	$8,211	$32,401	$—	$60,300

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

27. Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (SFAS 157). The standard defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. The standard was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued two Staff Positions, FSP FAS 157-1 and FSP FAS 157-2. FSP FAS 157-1 amends SFAS 157 to exclude FASB Statement No. 13, “Accounting for Leases” and other accounting pronouncements that address fair value measurements of leases from the provisions of SFAS 157. FSP FAS 157-2 delays the effective date of SFAS 157 for most nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. Except for additional disclosure requirements, we do not expect the full adoption of SFAS 157, or the related FSPs, to have a significant impact on our financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141 (Revised 2007), “Business Combinations” (SFAS 141(R)). In addition to clarifying required disclosures in a business combination, SFAS 141(R) established requirements of how the acquirer should recognize and measure identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquired entity. The statement also clarifies the recognition and measurement of goodwill acquired in a business combination and a gain from a bargain purchase. Additionally, costs incurred to effect the acquisition are to be recognized separately from the acquisition and expensed as incurred. The standard is effective for fiscal years beginning on or after December 15, 2008. Unless we were to make an acquisition after the effective date of the standard, we do not expect the adoption of SFAS 141(R) to have a significant impact on our financial statements.

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

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 clarifies the necessary considerations when developing renewal and extension assumptions in determining the useful life of a recognizable intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective for fiscal years beginning after December 15, 2008. We do not expect FSP 142-3 to have a significant impact on our financial statements.

In December 2008, the FASB issued FASB Staff Position No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP 132(R)-1). FSP 132(R)-1 provides guidance on a plan sponsor’s disclosures about plan assets of defined benefit pension and postretirement plans. Required disclosures include information about categories of plan assets, fair value measurements of plan assets, and significant concentrations of risk, as well as investment policies and strategies. FSP 132(R)-1 is effective for fiscal years beginning after December 15, 2009. We are evaluating any potential impact of the adoption of FSP132(R)-1 on our financial statements.

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

There has been no change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in “Internal Control – Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of December 31, 2008. The effectiveness of our internal control over financial reporting as of December 31, 2008, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our definitive Proxy Statement for our 2009 annual meeting of shareholders (Proxy Statement) under the headings entitled “Election of Directors,” “Committees of Our Board,” “Certain Relationships and Related Transactions,” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is included in Part I of this Form 10-K under the heading entitled “Executive Officers of the Registrant.”

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

Because our common stock is listed on the NYSE, our chief executive officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. Our chief executive officer made his annual certification to that effect to the NYSE as of May 16, 2008. In addition, we have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our principal executive officer and principal financial officer required under Sections 906 and 302 of the Sarbanes Oxley Act of 2002 to be filed with the SEC regarding the quality of our public disclosure.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement under the headings (including the narrative disclosures following a referenced table) entitled “Compensation Discussion and Analysis,” “The Compensation Committee Report,” “Summary Compensation Table,” “Additional Benefit Agreement,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Potential Payments upon Termination or Change in Control,” and “Compensation of Directors.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as noted below, the information required by this item is incorporated by reference to our Proxy Statement under the heading “Stock Ownership.”

The following table presents information as of December 31, 2008 with respect to equity compensation plans under which shares of our common stock are authorized for issuance.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (b)
Equity compensation plans approved by shareholders:
2004 Incentive Plan	—	$—	1,496,430
1982 Incentive Plan	46,000	4.35	—	(c)
Equity compensation plans not approved by shareholders (d):	—	—	—

Total	46,000	$4.35	1,496,430

(a)	There are no outstanding rights or warrants.

(b)	Amounts exclude any securities to be issued upon exercise of outstanding options.

(c)	The 1982 Incentive Plan was terminated on March 2, 2004. We cannot make any further grants or awards under this plan.

(d)	We do not have any equity compensation plans that have not been approved by shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income for each of the three years in the periods ended December 31, 2008, 2007, and 2006

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Shareholders’ Equity for each of the three years in the periods ended December 31, 2008, 2007, and 2006

Consolidated Statements of Cash Flows for each of the three years in the periods ended December 31, 2008, 2007, and 2006

Notes to Consolidated Financial Statements

(A)(2)	Financial Statement Schedules – none required

(A)(3)	Exhibits

2.1	Agreement and Plan of Merger, dated as of March 5, 2004, by and among Ethyl Corporation, NewMarket Corporation, and Ethyl Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to Form 10-K (File No. 1-32190) filed March 14, 2005)

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form 10-K (File No. 1-32190) filed March 14, 2005)

3.2	NewMarket Corporation Bylaws Amended and Restated effective December 23, 2008 (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 1-32190) filed December 23, 2008)

4.1	Indenture, dated as of December 12, 2006, among NewMarket Corporation, the guarantors listed on the signature pages thereto and Wells Fargo Bank, N.A., as trustee, (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 1-32190) filed December 13, 2006)

4.2	First Supplemental Indenture, dated as of February 7, 2007 among NewMarket Corporation, NewMarket Development Corporation, Foundry Park I, LLC, Foundry Park II, LLC, Gamble’s Hill, LLC, Gamble’s Hill Tredegar, LLC, Gamble’s Hill Lab, LLC, Gamble’s Hill Landing, LLC and Gamble’s Hill Third Street, LLC, and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.8 to Form 10-K (File No. 1-32190) filed February 26, 2007)

4.3	Form of 7.125% Senior Notes due 2016 (Included in Exhibit 4.7) (incorporated by reference to Exhibit 4.3 to Form 8-K (File No. 1-32190) filed December 13, 2006)

4.4	Registration Rights Agreement, dated as of December 12, 2006, among NewMarket Corporation, the guarantors listed on the signature pages thereto and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 4.4 to Form 8-K (File No. 1-32190) filed December 13, 2006)

4.5	Construction Loan Agreement, dated as of August 7, 2007, among the Foundry Park I, LLC, NewMarket Corporation, SunTrust Bank, as Administrative Agent and Joint-Lead Arranger, LaSalle Bank National Association, as Joint-Lead Arranger, and PNC Bank, National Association, as Documentation Agent (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32190) filed August 9, 2007)

4.6	International Swap Dealers Association, Inc. Master Agreement dated August 8, 2007, between SunTrust Bank and Foundry Park I, LLC (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 1-32190) filed August 9, 2007)

4.7	Schedule to the 1992 ISDA Master Agreement dated August 8, 2007 (incorporated by reference to Exhibit 10.3 to Form 8-K (File No. 1-32190) filed August 9, 2007)

4.8	Letter Agreement dated August 7, 2007 between SunTrust and Foundry Park I, LLC (incorporated by reference to Exhibit 10.4 to Form 8-K (File No. 1-32190) filed August 9, 2007)

10.1	Second Amended and Restated Credit Agreement, dated as of December 21, 2006, among NewMarket Corporation, SunTrust Bank, as administrative agent, SunTrust Capital Markets, as lead arranger and book manager, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32190) filed December 28, 2006)

10.2	First Amendment to Second Amended and Restated Revolving Credit Agreement, dated as of September 26, 2008, by and among NewMarket Corporation, the several banks and other financial institutions party hereto and SunTrust Bank, in its capacity as Administrative Agent for the Lenders (incorporated by reference to Exhibit 10.1 to Form 10-Q (File No. 1-32190) filed October 30, 2008)

10.3	Supplement Agreement, dated as of December 23, 2008, between NewMarket Corporation and SunTrust Bank, as Increasing Lender, and accepted by SunTrust Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32190) filed December 29, 2008)

10.4	Supplement Agreement, dated as of January 5, 2009, between NewMarket Corporation and PNC Bank, as Increasing Lender, and accepted by SunTrust Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32190) filed January 6, 2009)

10.5	Deed of Lease Agreement, dated as of January 11, 2007, by and between Foundry Park I, LLC and MeadWestvaco Corporation (incorporated by reference to Exhibit 10.2 to Form 10-K (File No. 1-32190) filed February 26, 2007)

10.6	2004 Incentive Compensation and Stock Plan (incorporated by reference to Exhibit 10.4 to Form 10-K (File No. 1-32190) filed March 14, 2005)*

10.7	Excess Benefit Plan (incorporated by reference to Exhibit 10.4 to Ethyl Corporation’s Form 10-K (File No. 1-5112) filed on February 25, 1993)*

10.8	Trust Agreement between Ethyl Corporation and Merrill Lynch Trust Company of America (incorporated by reference to Exhibit 4.5 to Ethyl Corporation’s Registration Statement on Form S-8 (Registration No. 333-60889) filed on August 7, 1998)

10.9	NewMarket Corporation and Affiliates Bonus Plan (incorporated by reference to Exhibit 10.9 to Ethyl Corporation’s Form 10-K (File No. 1-5112) filed on March 14, 2003)*

10.10	Indemnification Agreement, dated as of July 1, 2004 by and among NewMarket Corporation, Ethyl Corporation and Afton Chemical Corporation (incorporated by reference to Exhibit 10.5 to Form 10-Q (File No. 1-32190) filed August 5, 2004)

10.11	Membership Units Purchase and Assignment Agreement, effective as of September 24, 2004, by and between Bruce C. Gottwald and Floyd D. Gottwald, Jr., NewMarket Services Corporation and Old Town LLC (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32190) filed September 24, 2004)

10.12	Services Agreement, dated as of July 1, 2004, by and between NewMarket Services Corporation and Afton Chemical Corporation (incorporated by reference to Exhibit 10.2 to Form 10-Q (File No. 1-32190) filed November 5, 2004)

10.13	Services Agreement, dated as of July 1, 2004, by and between NewMarket Services Corporation and Ethyl Corporation (incorporated by reference to Exhibit 10.3 to Form 10-Q (File No. 1-32190) filed November 5, 2004)

10.14	Services Agreement, dated as of July 1, 2004, by and between NewMarket Services Corporation and NewMarket Corporation (incorporated by reference to Exhibit 10.4 to Form 10-Q (File No. 1-32190) filed November 5, 2004)

10.15	Summary of Executive Compensation*

10.16	Summary of Directors’ Compensation (incorporated by reference to Exhibit 10.19 to Form 10-K (File No. 1-321990) filed February 26, 2007)*

10.17	NewMarket Corporation Additional Benefit Agreement, dated May 1, 2006, between NewMarket Corporation and C.S. Warren Huang (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32190) filed May 2, 2006)*

10.18	NewMarket Corporation Additional Benefit Agreement for 2009, dated December 17, 2008, between NewMarket Corporation and C.S. Warren Huang (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1/32190) filed December 19, 2008)*

12	Computation of Ratios

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Thomas E. Gottwald

31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David A. Fiorenza

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Thomas E. Gottwald

32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David A. Fiorenza

*	Indicates management contracts, compensatory plans or arrangements of the company required to be filed as an exhibit

(B)	Exhibits – The response to this portion of Item 15 is submitted as a separate section of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWMARKET CORPORATION

By:	/s/ THOMAS E. GOTTWALD
(Thomas E. Gottwald, President and Chief Executive Officer)

Dated:	February 20, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 20, 2009.

SIGNATURE	TITLE

/s/ BRUCE C. GOTTWALD (Bruce C. Gottwald)	Chairman of the Board, Chairman of the Executive Committee, and Director

/s/ THOMAS E. GOTTWALD (Thomas E. Gottwald)	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ D. A. FIORENZA (David A. Fiorenza)	Vice President and Treasurer (Principal Financial Officer)

/s/ WAYNE C. DRINKWATER (Wayne C. Drinkwater)	Controller (Principal Accounting Officer)

/s/ PHYLLIS L. COTHRAN (Phyllis L. Cothran)	Director

/s/ MARK M. GAMBILL (Mark M. Gambill)	Director

/s/ PATRICK D. HANLEY (Patrick D. Hanley)	Director

/s/ J. E. ROGERS (James E. Rogers)	Director

/s/ S. B. SCOTT (Sidney Buford Scott)	Director

/s/ C. B. WALKER (Charles B. Walker)	Director

EXHIBIT INDEX

Exhibit 10.15	Summary of Executive Compensation

Exhibit 12	Computation of Ratios

Exhibit 21	Subsidiaries of the Registrant

Exhibit 23	Consent of Independent Registered Public Accounting Firm

Exhibit 31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Thomas E. Gottwald

Exhibit 31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David A. Fiorenza

Exhibit 32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Thomas E. Gottwald

Exhibit 32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David A. Fiorenza