Form 10-Q
period 2009-03-31
NEWMARKET CORP
filed 2009-04-29
CIK 1282637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Yes      X                No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes                          No

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

Yes                          No      X

Number of shares of common stock, without par value, outstanding as of March 31, 2009: 15,204,207.

NEWMARKET CORPORATION

I N D E X

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per-share amounts)

(Unaudited)

	Three Months Ended March 31
	2009	2008
Net sales	$337,128	$382,350
Cost of goods sold	246,054	300,747

Gross profit	91,074	81,603

Selling, general, and administrative expenses	26,267	28,773
Research, development, and testing expenses	18,754	20,229

Operating profit	46,053	32,601

Interest and financing expenses	2,936	3,015
Other (expense) income, net	(80)	379

Income before income tax expense	43,037	29,965
Income tax expense	14,349	10,193

Net income	$28,688	$19,772

Basic earnings per share	$1.89	$1.28

Diluted earnings per share	$1.88	$1.27

Shares used to compute basic earnings per share	15,203	15,459

Shares used to compute diluted earnings per share	15,241	15,558

Cash dividends declared per common share	$0.20	$0.20

See accompanying notes to the consolidated financial statements.

NEWMARKET CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	March 31 2009	December 31 2008
ASSETS
Current assets:
Cash and cash equivalents	$59,510	$21,761
Trade and other accounts receivable, less allowance for doubtful accounts ($1,141 in 2009 and 2008)	193,830	203,551
Inventories:
Finished goods	126,751	158,325
Raw materials	25,103	34,657
Stores, supplies and other	7,903	8,090

	159,757	201,072

Deferred income taxes	13,561	14,090
Prepaid expenses and other current assets	8,797	5,704

Total current assets	435,455	446,178

Property, plant and equipment, at cost	859,249	848,011
Less accumulated depreciation and amortization	605,924	606,275

Net property, plant and equipment	253,325	241,736

Prepaid pension cost	21	159
Deferred income taxes	39,704	37,744
Other assets and deferred charges	35,948	31,566
Intangibles, net of amortization and goodwill	51,688	54,069

Total assets	$816,141	$811,452

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$80,636	$60,505
Accrued expenses	55,733	63,715
Dividends payable	2,740	2,646
Book overdraft	2,526	999
Long-term debt, current portion	796	784
Income taxes payable	12,280	7,264

Total current liabilities	154,711	135,913

Long-term debt	200,820	236,378
Other noncurrent liabilities	146,942	148,038

Commitments and contingencies (Note 8)

Shareholders’ equity:
Common stock and paid-in capital (without par value) Issued—15,204,207 in 2009 and 15,199,207 in 2008	137	115
Accumulated other comprehensive loss	(98,874)	(95,750)
Retained earnings	412,405	386,758

	313,668	291,123

Total liabilities and shareholders’ equity	$816,141	$811,452

See accompanying notes to the consolidated financial statements.

NEWMARKET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31
	2009	2008
Cash and cash equivalents at beginning of year	$21,761	$71,872

Cash flows from operating activities:
Net income	28,688	19,772
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and other amortization	7,763	6,749
Amortization of deferred financing costs	280	250
Noncash environmental remediation and dismantling	1,953	1,015
Noncash pension benefits expense	3,462	2,801
Noncash postretirement benefits expense	705	879
Noncash foreign exchange impact on the Consolidated Statements of Income	(488)	1,559
Deferred income tax benefit	(35)	(31)
Gain on legal settlement	—	(3,179)
Working capital changes	50,935	(38,522)
Excess tax benefits from stock-based payment arrangements	—	(686)
Cash pension benefits contributions	(4,261)	(2,597)
Cash postretirement benefits contributions	(384)	(513)
Proceeds from legal settlement	—	3,179
Foreign exchange impact on intercompany transactions	8,031	99
Other, net	20	(19)

Cash provided from (used in) operating activities	96,669	(9,244)

Cash flows from investing activities:
Capital expenditures	(8,194)	(5,496)
Foundry Park I capital expenditures	(7,111)	(4,666)
Deposit for interest rate lock agreement	(4,000)	—
Proceeds from interest rate lock agreement	—	1,050

Cash used in investing activities	(19,305)	(9,112)

Cash flows from financing activities:
Draws on Foundry Park I construction loan	6,545	5,347
Net repayments under revolving credit agreement	(41,900)	—
Repurchases of common stock	—	(6,811)
Dividends	(3,041)	(3,154)
Change in book overdraft, net	1,527	(1,913)
Payment for financed intangible asset	(250)	(250)
Debt issuance costs	(303)	—
Proceeds from exercise of stock options	22	178
Excess tax benefits from stock-based payment arrangements	—	686
Payments on the capital lease	(191)	(181)

Cash used in financing activities	(37,591)	(6,098)

Effect of foreign exchange on cash and cash equivalents	(2,024)	612

Increase (decrease) in cash and cash equivalents	37,749	(23,842)

Cash and cash equivalents at end of period	$59,510	$48,030

See accompanying notes to the consolidated financial statements.

NEWMARKET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Financial Statement Presentation

In the opinion of management, the accompanying consolidated financial statements of NewMarket Corporation and its subsidiaries contain all necessary adjustments for the fair presentation of, in all material respects, our consolidated financial position as of March 31, 2009, as well as our consolidated results of operations and our consolidated cash flows for the three months ended March 31, 2009 and March 31, 2008. All adjustments are of a normal, recurring nature, unless otherwise disclosed. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the NewMarket Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (2008 Annual Report), as filed with the Securities and Exchange Commission (SEC). The results of operations for the three month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009. The December 31, 2008 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Unless the context otherwise requires, all references to “we,” “us,” “our,” the “Company” and “NewMarket” are to NewMarket Corporation and its consolidated subsidiaries.

At both March 31, 2009 and December 31, 2008, we had a book overdraft for some of our disbursement cash accounts. A book overdraft represents transactions that have not cleared the bank accounts at the end of the reporting period. There are no agreements with the same banks to offset the presented balance. We transfer cash on an as-needed basis to fund these items as they clear the bank in subsequent periods.

Cash dividends totaling 20 cents per share for both the three months ended March 31, 2009 and March 31, 2008 were declared and paid as shown in the table below.

Year	Date Declared	Date Paid	Per Share Amount
2009	February 19, 2009	April 1, 2009	20 cents

2008	February 28, 2008	April 1, 2008	20 cents

During the three months ended March 31, 2009, we had noncash investing activity of $9.1 million related to capital expenditures incurred, but not paid, for the construction of the office building by Foundry Park I, LLC (Foundry Park I), as well as other capital projects of Afton Chemical Corporation (Afton).

2.	Asset Retirement Obligations

The following table illustrates the activity associated with our asset retirement obligations for the three months ended March 31, 2009 and March 31, 2008.

	2009	2008
	(in thousands)
Asset retirement obligations, January 1	$3,009	$5,048
Accretion expense	58	85
Liabilities settled	(851)	(461)
Changes in expected cash flows and timing	272	(352)
Foreign currency impact	—	(16)

Asset retirement obligations, March 31	$2,488	$4,304

3.	Segment Information

The tables below show our consolidated segment net sales, operating profit (including a reconciliation of segment operating profit to income before income taxes), and depreciation and amortization.

The “All other” category includes the continuing operations of the TEL business (primarily sales of TEL in North America), certain contract manufacturing Ethyl provides to Afton and to third parties, as well as the real estate development activities.

Segment Net Sales

(in millions)

	Three Months Ended March 31
	2009	2008
Petroleum additives	$334.8	$380.6
All other	2.3	1.7

Consolidated net sales	$337.1	$382.3

Segment Operating Profit

(in millions)

	Three Months Ended March 31
	2009	2008
Petroleum additives (a)	$50.1	$37.7
All other	(0.7)	(1.4)

Segment operating profit	49.4	36.3
Corporate, general, and administrative expenses	(3.5)	(3.9)
Interest and financing expenses	(2.9)	(3.0)
Other income, net	—	0.6

Income before income taxes	$43.0	$30.0

(a)	Petroleum additives segment operating profit for 2008 includes a gain of $3.2 million from a class action lawsuit related to raw materials.

Segment Depreciation and Amortization

(in millions)

	Three Months Ended March 31
	2009	2008
Petroleum additives	$7.4	$6.4
Corporate	0.6	0.6

Total depreciation and amortization	$8.0	$7.0

4.	Pension and Postretirement Benefit Plans

During the three months ended March 31, 2009, we made contributions of approximately $2.6 million for domestic pension plans and approximately $400 thousand for domestic postretirement benefit plans. We expect to make total contributions in 2009 of approximately $14 million for our domestic pension plans and approximately $1 million for our domestic postretirement benefit plans.

We made contributions of approximately $1.7 million for our foreign pension plans and approximately $30 thousand for a foreign postretirement benefit plan during the three months ended March 31, 2009. During 2009, we expect to make total contributions of approximately $6 million for our foreign pension plans and approximately $100 thousand for our foreign postretirement benefit plan.

The tables below present information on periodic benefit cost for our pension and postretirement benefit plans.

	Domestic
	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31
	2009	2008	2009	2008
	(in thousands)
Service cost	$1,398	$1,283	$277	$284
Interest cost	1,955	1,842	875	951
Expected return on plan assets	(2,072)	(1,954)	(419)	(416)
Amortization of prior service cost	73	73	3	3
Amortization of net loss (gain)	627	428	(86)	(6)

	$1,981	$1,672	$650	$816

	Foreign
	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31
	2009	2008	2009	2008
	(in thousands)
Service cost	$608	$753	$3	$5
Interest cost	1,188	1,497	33	34
Expected return on plan assets	(914)	(1,489)	—	—
Amortization of prior service cost	17	21	—	—
Amortization of transition (asset) obligation	(8)	(10)	11	13
Amortization of net loss	392	357	8	11
Settlement loss	198	—	—	—

	$1,481	$1,129	$55	$63

The settlement loss for the three months ended March 31, 2009 represents the termination of a pension plan of our Ethyl subsidiary in Belgium.

5.	Earnings Per Share

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

	Three Months Ended March 31
	2009	2008
	(in thousands, except per-share amounts)
Basic earnings per share
Numerator:
Net income	$28,688	$19,772

Denominator:
Weighted-average number of shares of common stock outstanding	15,203	15,459

Basic earnings per share	$1.89	$1.28

Diluted earnings per share
Numerator:
Net income	$28,688	$19,772

Denominator:
Weighted-average number of shares of common stock outstanding	15,203	15,459
Shares issuable upon exercise of stock options	38	99

Total shares	15,241	15,558

Diluted earnings per share	$1.88	$1.27

6.	Intangibles, net of amortization

The following table provides certain information related to our intangible assets. All of the intangibles relate to the petroleum additives segment.

	Identifiable Intangibles
	March 31 2009		December 31 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Amortizing intangible assets
Formulas	$88,687	$54,890	$88,687	$53,476
Contracts	16,380	4,572	16,380	3,687
Customer base	5,440	218	5,440	136
Goodwill	861	—	861	—

	$111,368	$59,680	$111,368	$57,299

Amortization expense amounted to $2.4 million for the three months ended March 31, 2009 and $1.5 million for three months ended March 31, 2008.

Estimated annual amortization expense related to our intangible assets for the next five years is expected to be (in millions):

•	2009	$8.9
•	2010	$8.3
•	2011	$8.0
•	2012	$6.9
•	2013	$6.5

We amortize the cost of the customer base intangible by an accelerated method and the cost of the remaining intangible assets by the straight-line method over their economic lives. We generally amortize contracts over 1.5 to 10 years and formulas, as well as the customer base, over 20 years.

7.	Long-term Debt

Long-term debt consisted of the following:

	March 31 2009	December 31 2008
	(in thousands)
Senior notes—7.125% due 2016	$150,000	$150,000
Foundry Park I construction loan—due 2010	50,044	43,499
Revolving credit facility—due 2011	—	41,900
Capital lease obligations	1,572	1,763

	201,616	237,162
Current maturities of long-term debt	(796)	(784)

	$200,820	$236,378

On January 5, 2009, we entered into a Supplement Agreement to increase the commitment level of the revolving credit facility by $5 million. Subsequently, on March 24, 2009, we entered into a Second Amendment to the Second Amended and Restated Revolving Credit Agreement (Second Amendment). The Second Amendment increased the commitment level by an additional $5 million, increased the letter of credit commitment level from $50 million to $75 million, increased the interest rate paid for borrowings, and amended certain defined terms and covenant calculations. Additionally, on March 24, 2009, we entered into a Supplement Agreement to the Second Amended and Restated Revolving Credit Agreement to increase the commitment level of the revolving credit facility by $2.25 million. All of these transactions resulted in a commitment level of $119.25 million at March 31, 2009. We paid financing costs of $300 thousand related to the Second Amendment and the two Supplement Agreements, which will be amortized over the remaining term of the revolving credit facility. We had outstanding letters of credit of $12.4 million at March 31, 2009, resulting in the unused portion of the revolving credit facility amounting to $106.8 million.

On April 20, 2009, we entered into an agreement to add an additional lender under our revolving credit facility and increase the commitment level by $10 million. This results in the total commitment level of $129.25 million at April 20, 2009.

8.	Contractual Commitments and Contingencies

There have been no significant changes in our contractual commitments from those reported in our 2008 Annual Report in Note 17 of the Notes to Consolidated Financial Statements.

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

Environmental

During 2000, the U.S. Environmental Protection Agency (EPA) named us as a potentially responsible party (PRP) under Superfund law for the clean-up of soil and groundwater contamination at the Sauget Area 2 Site in Sauget, Illinois. Without admitting any fact, responsibility, fault, or liability in connection with this site, we are participating with other PRPs in site investigations and feasibility studies.

The Sauget Area 2 Site PRPs are currently working with the EPA to submit an acceptable Remedial Investigation and Feasibility Study (RI/FS) to the EPA, which we expect to occur in late 2009. We have accrued our estimated proportional share of the expenses for the RI/FS, as well as our best estimate of our proportional share of the remediation liability proposed in our ongoing discussions and submissions with the agencies involved. The amount currently accrued for this site is not material.

At a former TEL plant site located in the state of Louisiana, we have completed significant environmental remediation, although we will be monitoring and treating the site for an extended period. The accrual for this site was $8.5 million at March 31, 2009 and $8.8 million at December 31, 2008. We based these amounts on the best estimate of future costs discounted at approximately 2% in both 2009 and 2008. We incorporated an inflation factor in determining the discount rate. The undiscounted liability was $9.4 million at March 31, 2009 and $9.6 million at December 31, 2008. The expected payments for each of the next five years amount to approximately $600 thousand. Expected payments thereafter amount to approximately $6 million.

At a plant site in Houston, Texas, we have an accrual of $6.1 million at March 31, 2009 and $6.7 million at December 31, 2008 for environmental remediation, dismantling, and decontamination. Included in these amounts are $5.4 million at March 31, 2009 and $5.8 million at December 31, 2008 for remediation. A portion of the accrual for this site is discounted at approximately 4% at both March 31, 2009 and December 31, 2008 and includes an inflation factor. The undiscounted accrual for this site was $7.0 million at March 31, 2009 and $7.8 million at December 31, 2008. The expected payments for each of the next five years amount to approximately $400 thousand for the portion of the accrual for this site which is discounted. Expected payments thereafter for the portion of the accrual for this site which is discounted amount to approximately $2.6 million.

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

Our total accruals for environmental remediation were approximately $21.1 million at March 31, 2009 and $20.6 million at December 31, 2008. In addition to the accruals for environmental remediation, we also have accruals for dismantling and decommissioning costs of $1.1 million at March 31, 2009 and $1.3 million at December 31, 2008.

Letters of Credit and Guarantees

We have outstanding guarantees with several financial institutions in the amount of $30.4 million at March 31, 2009. The guarantees are secured by letters of credit, as well as cash collateral. The outstanding letters of credit amounted to $12.4 million at March 31, 2009, all of which were issued under the letter of credit sub-facility of our revolving credit facility. See Note 7 in the Notes to Consolidated Financial Statements. The letters of credit primarily relate to insurance guarantees and the interest rate lock agreement discussed below. We renew letters of credit as necessary. The remaining amounts represent performance, lease, custom and excise tax guarantees. Expiration dates range from 2009 to 2012. Some of the guarantees have no expiration date.

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

In order to obtain a fixed-rate loan, we entered into a Rate Lock Agreement with Principal dated February 26, 2007. Principal simultaneously entered into a hedge with a third party based mainly on the forward rates of ten-year Treasuries. At the time, ten-year Treasuries were trading at approximately 4.63%. We are not party to that hedging agreement. Under the Rate Lock Agreement, we agreed to post a deposit with Principal and to increase the amount of that deposit if the exposure to Principal on the hedge increased. As of March 31, 2009, the forward swap yield on ten-year Treasuries has dropped, and we have fully complied with all deposit requirements. As of March 31, 2009, we have deposited approximately $22.7 million with Principal, including $14.5 million in cash and $8.2 million in irrevocable letters of credit. As of March 31, 2009, ten-year Treasuries were trading at 2.71%. As of April 27, 2009, our deposit requirement had decreased to approximately $19.4 million. The Rate Lock Agreement provides that any outstanding deposits will be returned to us at the loan closing. Since we are entitled to a return of our deposits at the loan closing, the cash deposits for the Rate Lock Agreement are recorded in other assets and deferred charges on our Consolidated Balance Sheet at March 31, 2009. In the event that the loan does not close as scheduled, we would be required to pay Principal’s breakage costs, including costs associated with the hedge. We do not believe it is probable that a loss has been incurred; however, in the event that financing is not obtained through Principal or on terms substantially similar to those in the Application, the loss for the breakage fees incurred could have a material adverse impact on our financial statements and compliance with debt covenants.

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

9.	Derivatives and Hedging Activities

Accounting Policy for Derivative Instruments and Hedging Activities

As required by SFAS 133, we record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of our risk, even though hedge accounting does not apply or we elect not to apply hedge accounting under SFAS 133. We do not enter into derivative instruments for speculative purposes.

Risk Management Objective of Using Derivatives

We are exposed to certain risks arising from both our business operations and economic conditions. We primarily manage our exposures to a wide variety of business and operational risks through management of our core business activities.

We manage certain economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of our debt funding, as well as through the use of derivative financial instruments. Specifically, we have entered into an interest rate swap to manage our exposure to interest rate movements on the Foundry Park I construction loan and add stability to capitalized interest expense. Further information on the construction loan is in our 2008 Annual Report in Note 12 of the Notes to Consolidated Financial Statements.

Our foreign operations expose us to fluctuations of foreign exchange rates. These fluctuations may impact the value of our cash receipts and payments as compared to our functional currency, the U.S. Dollar. To manage this exposure, we sometimes enter into foreign currency forward contracts to minimize currency exposure due to cash flows from foreign operations.

Cash Flow Hedge of Interest Rate Risk

The interest rate swap related to the Foundry Park I construction loan is designated and qualifies as a cash flow hedge under SFAS 133. As such, the effective portion of changes in the fair value of the swap is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of changes in the fair value of the swap is recognized immediately in earnings. We assess the effectiveness of the swap quarterly by comparing the changes in the fair value of the derivative hedging instrument with the change in present value of the expected future cash flows on the hedged transaction.

The interest rate swap involves the receipt of variable-rate amounts based on LIBOR in exchange for fixed-rate payments over the life of the agreement without exchange of the underlying notional amount. The fixed-rate payments are at a rate of 4.975%. The notional amount of the swap was approximately $62.7 million at March 31, 2009 and $52.9 million at December 31, 2008 and accretes to approximately $94 million over the term of the swap. The accreting notional amount is necessary to maintain the swap notional at an amount that represents approximately 85% of the projected construction loan principal balance over the loan term. The maturity date of the swap is January 1, 2010.

Information on the amounts and location in our financial statements of the fair value, loss in other comprehensive income, and ineffectiveness of the interest rate swap is shown in the tables below. The unrealized loss, net of tax, related to the fair value of the interest rate swap and recorded in accumulated other comprehensive loss in shareholders’ equity on the Consolidated Balance Sheets, amounted to approximately $1.5 million at March 31, 2009 and $1.9 million at December 31, 2008. Also recorded as a component of accumulated other comprehensive loss in shareholders’ equity on the Consolidated Balance Sheets was the net amount of swap receipts and payments made since the inception of the swap. This amounted to approximately $900 thousand, net of tax, at March 31, 2009 and $400 thousand, net of tax, at December 31, 2008. Any amounts remaining in accumulated other comprehensive loss related to the swap will be recognized in the Consolidated Statements of Income over the depreciable life of the office building beginning at the completion of the construction project, which is currently expected to be late 2009. Approximately $15 thousand currently recognized in accumulated other comprehensive loss is expected to be reclassified into earnings over the next twelve months.

Non-designated Hedges

In December 2008, we entered into $17 million of Euro-denominated forward contracts to minimize currency exposure from expected cash flows from foreign operations. The forward contracts obligate us to sell Euros for U.S. Dollars at a fixed exchange rate of 1.403, which was agreed to at the inception of the contracts. These contracts have maturity dates from January 2009 to December 2009. The outstanding Euro-denominated foreign currency forward contracts amounted to $13 million at March 31, 2009 and $17 million at December 31, 2008. Any foreign currency rate change that affects the fair value of any of these forward contract transactions is offset by a corresponding change in the value of the Euro-denominated transactions. We elected not to use hedge accounting under SFAS 133 for these forward contracts, and therefore immediately recognized any change in the fair value of the forward contracts directly in earnings.

*****

The table below presents the fair value of our derivative financial instruments, as well as their classification on the Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008.

Fair Value of Derivative Instruments

(in thousands)

	Asset Derivatives				Liability Derivatives
	March 31, 2009		December 31, 2008		March 31, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments Under SFAS 133

Interest rate swap		$—		$—	Accrued expenses	$2,849	Accrued expenses	$3,231

Derivatives Not Designated as Hedging Instruments Under SFAS 133

Foreign currency forward contracts	Trade and other accounts receivable	$661	Trade and other accounts receivable	$164		$—		$—

The tables below present the effect of our derivative financial instruments on the Consolidated Statements of Income.

Effect of Derivative Instrument on the Consolidated Statements of Income

SFAS 133 Designated Cash Flow Hedges

(in thousands)

Derivatives in SFAS 133 Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	March 31 2009	March 31 2008		March 31 2009	March 31 2008		March 31 2009	March 31 2008
Interest rate swap	$(138)	$(955)		$—	$—	Other (expense) income, net	$(77)	$(241)

Effect of Derivative Instrument on the Consolidated Statements of Income

Not Designated Derivatives

(in thousands)

Derivatives Not Designated as Hedging Instruments Under SFAS 133	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		March 31 2009	March 31 2008
Foreign currency forward contracts	Cost of goods sold	$497	$—

Credit-risk-related Contingent Features

Under our interest rate swap, we have an agreement with our derivative counterparty that contains a provision which specifies that if we default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations.

As of March 31, 2009, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $2.9 million. We have not posted any collateral related to these agreements as of March 31, 2009. If we had breached any of these provisions, we could have been required to settle our obligations under the agreements at their termination value of $2.9 million.

10.	Comprehensive Income and Accumulated Other Comprehensive Loss

The components of comprehensive income consist of the following:

	Three Months Ended March 31
	2009	2008
	(in thousands)
Net income	$28,688	$19,772
Other comprehensive income (loss), net of tax
Pension plans and other postretirement benefits adjustments	837	591
Unrealized loss on derivative instruments	(86)	(596)
Foreign currency translation adjustments	(3,875)	3,264

Other comprehensive (loss) income	(3,124)	3,259

Comprehensive income	$25,564	$23,031

The components of accumulated other comprehensive loss consist of the following:

	March 31 2009	December 31 2008
	(in thousands)
Pension plans and other postretirement benefit adjustments	$(62,731)	$(63,568)
Accumulated loss on derivative instruments	(2,387)	(2,301)
Foreign currency translation adjustments	(33,756)	(29,881)

Accumulated other comprehensive loss	$(98,874)	$(95,750)

11.	Fair Value Measurements

The following table provides information on those assets and liabilities measured at fair value on a recurring basis. No events occurred during the three months ended March 31, 2009, requiring adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

	Carrying Amount in Consolidated Balance Sheets	Fair Value	Fair Value Measurements Using
			Level 1	Level 2	Level 3
			March 31, 2009
Cash and cash equivalents	$59,510	$59,510	$59,510	$—	$—
Foreign currency forward contracts asset	$661	$661	$—	$661	$—
Interest rate swap liability	$2,849	$2,849	$—	$2,849	$—

			December 31, 2008
Cash and cash equivalents	$21,761	$21,761	$21,761	$—	$—
Foreign currency forward contracts asset	$164	$164	$—	$164	$—
Interest rate swap liability	$3,231	$3,231	$—	$3,231	$—

We determine the fair value of the derivative instruments shown in the table above by using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each instrument. The analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustment associated with the derivatives utilizes Level 3 inputs. These Level 3 inputs include estimates of current credit spreads to evaluate the likelihood of default by both us and the counterparties to the derivatives. As of March 31, 2009, we have assessed the significance of the impact of the credit valuation adjustment on the overall valuation of our derivatives and have determined that the credit valuation adjustment is not significant to the overall valuation of the derivatives. Accordingly, we have determined that our derivative valuations should be classified in Level 2 of the fair value hierarchy.

12.	Recently Issued Accounting Pronouncements

In December 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP 132(R)-1). FSP 132(R)-1 provides guidance on a plan sponsor’s disclosures about plan assets of defined benefit pension and postretirement plans. Required disclosures include information about categories of plan assets, fair value measurements of plan assets, and significant concentrations of risk, as well as investment policies and strategies. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. Except for additional disclosures, we do not expect the adoption of FSP132(R)-1 to have an impact on our financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP 115-2 and 124-2). FSP 115-2 and 124-2 amends the guidance on other-than-temporary impairment for debt securities and modifies the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP is effective for interim and annual periods ending after June 15, 2009. We are evaluating the impact of FSP 115-2 and 124-2 on our financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4). FSP 157-4 provides additional guidance for estimating fair value under Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” when there is an inactive market or the market is not orderly. This FSP is effective for interim and annual periods ending after June 15, 2009. We are evaluating the impact of FSP 157-4 on our financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP 107-1 and 28-1). This FSP requires disclosure about fair value of financial instruments in interim periods, as well as annual financial statements. FSP 107-1 and 28-1 is effective for interim periods ending after June 15, 2009. We are evaluating the impact of this FSP on our financial statements.

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
Gamble’s Hill Tredegar, LLC

We conduct all of our business and derive essentially all of our income from our subsidiaries. Therefore, our ability to make payments on the senior notes or other obligations is dependent on the earnings and the distribution of funds from our subsidiaries. There are no restrictions on the ability of any of our domestic subsidiaries to transfer funds to the Parent Company.

The following sets forth the Consolidating Statements of Income for the three months ended March 31, 2009 and March 31, 2008, Consolidating Balance Sheets as of March 31, 2009 and December 31, 2008, and Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2009 and March 31, 2008 for the Parent Company, the Guarantor Subsidiaries, and Non-Guarantor Subsidiaries. The financial information is based on our understanding of the SEC’s interpretation and application of Rule 3-10 of the SEC Regulation S-X.

The financial information may not necessarily be indicative of results of operations or financial position had the Guarantor Subsidiaries or Non-Guarantor Subsidiaries operated as independent entities. The Parent Company accounts for investments in these subsidiaries using the equity method.

NewMarket Corporation and Subsidiaries

Consolidating Statements of Income

Three Months Ended March 31, 2009

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$—	$191,881	$145,247	$—	$337,128
Cost of goods sold	—	132,685	113,369	—	246,054

Gross profit	—	59,196	31,878	—	91,074

Selling, general, and administrative expenses	1,046	20,506	4,715	—	26,267
Research, development, and testing expenses	—	14,824	3,930	—	18,754

Operating (loss) profit	(1,046)	23,866	23,233	—	46,053

Interest and financing expenses (income)	3,007	(174)	103	—	2,936
Other (expense) income, net	—	(233)	153	—	(80)

(Loss) income before income tax (benefit) expense and equity income of subsidiaries	(4,053)	23,807	23,283	—	43,037
Income tax (benefit) expense	(2,323)	9,091	7,581	—	14,349
Equity income of subsidiaries	30,418	—	—	(30,418)	—

Net income	$28,688	$14,716	$15,702	$(30,418)	$28,688

NewMarket Corporation and Subsidiaries

Consolidating Statements of Income

Three Months Ended March 31, 2008

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$—	$201,072	$181,278	$—	$382,350
Cost of goods sold	—	135,144	165,603	—	300,747

Gross profit	—	65,928	15,675	—	81,603

Selling, general, and administrative expenses	1,279	23,156	4,338	—	28,773
Research, development, and testing expenses	—	15,274	4,955	—	20,229

Operating (loss) profit	(1,279)	27,498	6,382	—	32,601

Interest and financing expenses (income)	3,067	(250)	198	—	3,015
Other income (expense), net	312	(183)	250	—	379

(Loss) income before income tax (benefit) expense and equity income of subsidiaries	(4,034)	27,565	6,434	—	29,965
Income tax (benefit) expense	(3,339)	10,747	2,785	—	10,193
Equity income of subsidiaries	20,467	—	—	(20,467)	—

Net income	$19,772	$16,818	$3,649	$(20,467)	$19,772

NewMarket Corporation and Subsidiaries

Consolidating Balance Sheets

March 31, 2009

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$—	$34,231	$25,279	$—	$59,510
Trade and other accounts receivable, net	—	103,507	90,323	—	193,830
Amounts due from affiliated companies	34,189	73,530	34,957	(142,676)	—
Inventories	—	80,052	79,705	—	159,757
Deferred income taxes	2,008	6,729	4,824	—	13,561
Prepaid expenses and other current assets	3,248	4,327	1,222	—	8,797

Total current assets	39,445	302,376	236,310	(142,676)	435,455

Amounts due from affiliated companies	—	6,019	7,500	(13,519)	—
Property, plant and equipment, at cost	—	730,413	128,836	—	859,249
Less accumulated depreciation & amortization	—	504,872	101,052	—	605,924

Net property, plant and equipment	—	225,541	27,784	—	253,325

Investment in consolidated subsidiaries	561,006	—	—	(561,006)	—
Prepaid pension cost	—	—	21	—	21
Deferred income taxes	31,734	746	7,224	—	39,704
Other assets and deferred charges	4,927	29,914	1,107	—	35,948
Intangibles, net of amortization and goodwill	—	51,688	—	—	51,688

Total assets	$637,112	$616,284	$279,946	$(717,201)	$816,141

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$52	$54,007	$26,577	$—	$80,636
Accrued expenses	12,821	33,508	9,404	—	55,733
Dividends payable	2,740	—	—	—	2,740
Book overdraft	—	2,526	—	—	2,526
Amounts due to affiliated companies	72,448	44,702	25,526	(142,676)	—
Long-term debt, current portion	—	796	—	—	796
Income taxes payable	1,247	3,671	7,362	—	12,280

Total current liabilities	89,308	139,210	68,869	(142,676)	154,711

Long-term debt	150,000	50,820	—	—	200,820
Amounts due to affiliated companies	—	7,500	6,019	(13,519)	—
Other noncurrent liabilities	84,136	43,653	19,153	—	146,942

Total liabilities	323,444	241,183	94,041	(156,195)	502,473

Shareholders’ equity:
Common stock and paid-in capital	137	318,215	74,909	(393,124)	137
Accumulated other comprehensive loss	(98,874)	(18,322)	(54,865)	73,187	(98,874)
Retained earnings	412,405	75,208	165,861	(241,069)	412,405

Total shareholders’ equity	313,668	375,101	185,905	(561,006)	313,668

Total liabilities and shareholders’ equity	$637,112	$616,284	$279,946	$(717,201)	$816,141

NewMarket Corporation and Subsidiaries

Consolidating Balance Sheets

December 31, 2008

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$—	$4,408	$17,353	$—	$21,761
Trade and other accounts receivable, net	1,307	102,982	99,262	—	203,551
Amounts due from affiliated companies	233,526	261,153	33,748	(528,427)	—
Inventories	—	97,742	103,330	—	201,072
Deferred income taxes	2,134	8,204	3,752	—	14,090
Prepaid expenses and other current assets	2,865	1,885	954	—	5,704

Total current assets	239,832	476,374	258,399	(528,427)	446,178

Amounts due from affiliated companies	—	19,783	7,500	(27,283)	—
Property, plant and equipment, at cost	—	713,384	134,627	—	848,011
Less accumulated depreciation & amortization	—	500,507	105,768	—	606,275

Net property, plant and equipment	—	212,877	28,859	—	241,736

Investment in consolidated subsidiaries	531,400	—	—	(531,400)	—
Prepaid pension cost	—	—	159	—	159
Deferred income taxes	31,767	(926)	6,903	—	37,744
Other assets and deferred charges	4,982	25,406	1,178	—	31,566
Intangibles, net of amortization and goodwill	—	54,069	—	—	54,069

Total assets	$807,981	$787,583	$302,998	$(1,087,110)	$811,452

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$219	$41,996	$18,290	$—	$60,505
Accrued expenses	10,131	43,819	9,765	—	63,715
Dividends payable	2,646	—	—	—	2,646
Book overdraft	—	999	—	—	999
Amounts due to affiliated companies	227,274	245,456	55,697	(528,427)	—
Long-term debt, current portion	—	784	—	—	784
Income taxes payable	—	1,656	5,608	—	7,264

Total current liabilities	240,270	334,710	89,360	(528,427)	135,913

Long-term debt	191,900	44,478	—	—	236,378
Amounts due to affiliated companies	—	7,500	19,783	(27,283)	—
Other noncurrent liabilities	84,688	42,438	20,912	—	148,038

Total liabilities	516,858	429,126	130,055	(555,710)	520,329

Shareholders’ equity:
Common stock and paid-in capital	115	317,234	74,909	(392,143)	115
Accumulated other comprehensive loss	(95,750)	(17,723)	(52,122)	69,845	(95,750)
Retained earnings	386,758	58,946	150,156	(209,102)	386,758

Total shareholders’ equity	291,123	358,457	172,943	(531,400)	291,123

Total liabilities and shareholders’ equity	$807,981	$787,583	$302,998	$(1,087,110)	$811,452

NewMarket Corporation and Subsidiaries

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 31, 2009

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash provided from operating activities	$14,925	$59,211	$22,533	$—	$96,669

Cash flows from investing activities:
Capital expenditures	—	(6,873)	(1,321)	—	(8,194)
Foundry Park I capital expenditures	—	(7,111)	—	—	(7,111)
Deposit for interest rate lock agreement	—	(4,000)	—	—	(4,000)
Increase in intercompany loans	—	—	(12,899)	12,899	—
Cash dividends from subsidiaries	30,297	—	—	(30,297)	—

Cash provided from (used in) investing activities	30,297	(17,984)	(14,220)	(17,398)	(19,305)

Cash flows from financing activities:
Draws on Foundry Park I construction loan	—	6,545	—	—	6,545
Net repayments under revolving credit agreement	(41,900)	—	—	—	(41,900)
Dividends	(3,041)	(30,297)	—	30,297	(3,041)
Change in book overdraft, net	—	1,527	—	—	1,527
Payment for financed intangible asset	—	(250)	—	—	(250)
Debt issuance costs	(303)	—	—	—	(303)
Proceeds from exercise of stock options	22	—	—	—	22
Repayment of intercompany note payable	—	12,899	—	(12,899)	—
Payments on the capital lease	—	(191)	—	—	(191)

Cash used in financing activities	(45,222)	(9,767)	—	17,398	(37,591)

Effect of foreign exchange on cash and cash equivalents	—	(1,637)	(387)	—	(2,024)

Increase in cash and cash equivalents	—	29,823	7,926	—	37,749
Cash and cash equivalents at beginning of year	—	4,408	17,353	—	21,761

Cash and cash equivalents at end of period	$—	$34,231	$25,279	$—	$59,510

NewMarket Corporation and Subsidiaries

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 31, 2008

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash provided from (used in) operating activities	$269	$(8,220)	$(1,293)	$—	$(9,244)

Cash flows from investing activities:
Capital expenditures	—	(3,885)	(1,611)	—	(5,496)
Foundry Park I capital expenditures	—	(4,666)	—	—	(4,666)
Proceeds from interest rate lock agreement	—	1,050	—	—	1,050
Decrease in intercompany loans	(9,300)	—	(5,713)	15,013	—
Cash dividends from subsidiaries	4,450	—	—	(4,450)	—

Cash used in investing activities	(4,850)	(7,501)	(7,324)	10,563	(9,112)

Cash flows from financing activities:
Draws on Foundry Park I construction loan	—	5,347	—	—	5,347
Repurchases of common stock	(6,811)	—	—	—	(6,811)
Dividends	(3,154)	(4,450)	—	4,450	(3,154)
Change in book overdraft, net	14	(1,927)	—	—	(1,913)
Payment for financed intangible asset	—	(250)	—	—	(250)
Proceeds from exercise of stock options	178	—	—	—	178
Excess tax benefits from stock-based payment arrangements	686	—	—	—	686
Financing from affiliated companies	—	15,013	—	(15,013)	—
Payments on the capital lease	—	(181)	—	—	(181)

Cash (used in) provided from financing activities	(9,087)	13,552	—	(10,563)	(6,098)

Effect of foreign exchange on cash and cash equivalents	—	599	13	—	612

Decrease in cash and cash equivalents	(13,668)	(1,570)	(8,604)	—	(23,842)
Cash and cash equivalents at beginning of year	18,899	13,673	39,300	—	71,872

Cash and cash equivalents at end of period	$5,231	$12,103	$30,696	$—	$48,030

14.	Subsequent Event

On April 23, 2009, our Board of Directors declared a quarterly dividend in the amount of 25 cents per share on our common stock. The dividend is payable July 1, 2009 to shareholders of record at the close of business on June 15, 2009.

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

These factors include, but are not limited to, changes in the demand for our products, increases in product cost and our ability to increase prices, timing of sales orders, gain or loss of significant customers, competition from other manufacturers and resellers, resolution of environmental liabilities, significant changes in new product introduction, the impact of fluctuations in foreign exchange rates on reported results of operations, changes in various markets, geopolitical risks in certain of the countries in which we conduct business, our ability to complete the construction of and obtain long-term permanent financing for the office building for MeadWestvaco within budget and in a timely manner, and other factors detailed from time to time in the reports we file with the SEC, including the risk factors in Item 1A, “Risk Factors,” in the 2008 Annual Report. Readers are urged to review and consider carefully the disclosures we make in our filings with the SEC.

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

Overview

Operations during the first three months of 2009 generated strong results. Operating profit in our petroleum additives segment increased significantly over the first three months of 2008, but net sales were lower, reflecting the challenging economic environment in which we operate. Our financial position remains strong, with an increase of $37.7 million in cash since December 31, 2008. During the first three months of 2009, we paid down $41.9 million of outstanding debt on our revolving credit facility.

Results of Operations

Net Sales

Our consolidated net sales for the first quarter 2009 amounted to $337.1 million, representing a decrease of approximately 12% from the 2008 level of $382.3 million. The table below shows our consolidated segment net sales.

Segment Net Sales

(in millions)

	Three Months Ended March 31
	2009	2008
Petroleum additives	$334.8	$380.6
All other	2.3	1.7

Consolidated net sales	$337.1	$382.3

Petroleum Additives Segment

Petroleum additives net sales for the first three months 2009 of $334.8 million decreased $45.8 million, or approximately 12%, from $380.6 million for the first three months 2008. The decrease in net sales reflects the impact of the worldwide economic slowdown, as well as the destocking of inventories by many of our customers. A reduction in product shipments of 26% is reflected predominantly in the lubricant additives product lines. Also, included in the reduction in net sales between the 2009 and 2008 three month periods is an unfavorable foreign currency impact of approximately $11 million. This unfavorable impact from foreign exchange reflects the strengthening of the U.S. Dollar versus the other currencies in which we conduct business. Partially offsetting the unfavorable impacts from lower product shipments and foreign currency were higher selling prices.

The table below details the approximate components of the decrease between the three months ended March 31, 2008 and the three months ended March 31, 2009.

Three Months
(in millions)
Period ended March 31, 2008	$380.6
Decrease in shipments and changes in product mix	(87.5)
Change in selling prices, customer mix, and foreign currency	41.7

Period ended March 31, 2009	$334.8

Segment Operating Profit

NewMarket evaluates the performance of the petroleum additives business based on segment operating profit. NewMarket Services Corporation (NewMarket Services) departments and other expenses are charged to NewMarket and each subsidiary pursuant to service agreements between the companies. Depreciation on segment property, plant, and equipment, as well as amortization of segment intangible assets is included in segment operating profit.

The “All other” category includes the real estate development operating segment, as well as the operations of the TEL business (primarily sales of TEL in North America) and certain contract manufacturing that Ethyl provides to Afton and to third parties. Each of these is currently immaterial.

The table below reports segment operating profit for the three months ended March 31, 2009 and March 31, 2008.

Segment Operating Profit

(in millions)

	Three Months Ended March 31
	2009	2008
Petroleum additives	$50.1	$37.7

All other	$(0.7)	$(1.4)

Petroleum Additives Segment

The petroleum additives operating profit for three months 2009 increased $12.4 million when compared to three months 2008. This increase in operating profit between the 2009 and 2008 three months periods is primarily the result of improvements in the fuel additives product lines. Fuel additives operating profit increased due to improvements in our product portfolio, increased market coverage, and stability in market demand in an environment of rapidly declining raw material costs. The petroleum additives operating profit margin was 15.0% for three months 2009 and 9.9% for three months 2008. The 2009 three months include a benefit of approximately $1.1 million from a LIFO liquidation, while the 2008 three months period includes a gain of $3.2 million resulting from a legal settlement related to raw materials.

In addition to the significant decrease in raw material costs, another major factor in the improvement in both operating profit and the operating profit margin is the impact of our pricing initiatives during 2008 resulting in higher selling prices. Despite increasing selling prices in 2008, during most of last year, the continuing increase in the cost of our raw materials outpaced the selling price increases. During the first three months of 2009, as the cost of many of those raw materials decreased, our operating profit margins improved. The significant favorable impact from lower raw material costs on our operating margins is not sustainable at this level. If raw material costs stabilize at the current levels, we expect product selling prices will be adjusted to reflect these market conditions.

The unfavorable impact of product shipments on operating profit is discussed above in the Net Sales section. Foreign currency resulted in a small unfavorable impact of approximately $1 million when comparing operating profit from three months 2009 with three months 2008.

Operating profit for three months 2009 has also benefitted from cost control initiatives that we took during the fourth quarter of last year. Selling, general, and administrative expenses (SG&A), as well as research, development, and testing expenses (R&D), decreased when compared to three months 2008. SG&A decreased approximately $2.5 million or 11% for three months 2009, while R&D decreased approximately $1.5 million or 7% when compared to the same 2008 period. The decreases were across both the lubricant additives and fuel additives product lines in a number of cost categories and were substantially the result of a favorable foreign currency impact. We continue to invest in SG&A and R&D to support our customers’ programs and to develop the technology required to remain a leader in this industry.

The following discussion references the Consolidated Financial Statements beginning on page 3 of this Quarterly Report on Form 10-Q.

Interest and Financing Expenses

Interest and financing expenses were $2.9 million for three months 2009 and $3.0 million for three months 2008. Average interest rates for the three months 2009 were slightly lower than the same 2008 period. The impact of the lower interest rates was offset by higher average debt during three months 2009.

Other (Expense) Income, Net

Other expense, net for three months 2009 was $80 thousand and represented several immaterial items. Other income, net for three months 2008 was $400 thousand and primarily represented investment income earned on excess cash.

Income Taxes

Income taxes were $14.3 million for three months 2009 and $10.2 million for three months 2008. The effective tax rate was 33.3% for three months 2009 and 34.0% for three months 2008. The increase in income before income taxes resulted in an increase of $4.4 million in income taxes, while the decrease in the effective tax rate from 2008 to 2009 resulted in a decrease of approximately $300 thousand in income taxes when comparing the three months 2009 and 2008 periods. The three months 2009 effective tax rate includes the benefit of lower tax rates for certain foreign operations.

Our deferred taxes are in a net asset position. Based on our current projections, we believe that we will recover the full benefit of our deferred tax assets and have therefore not recorded a valuation allowance.

Cash Flows, Financial Condition, and Liquidity

Cash and cash equivalents at March 31, 2009 were $59.5 million, which was an increase of $37.7 million since December 31, 2008 and included a $2.0 million unfavorable impact from foreign currency translation.

We expect that cash from operations, together with borrowing available under our revolving credit facility, will continue to be sufficient to cover our operating expenses for the foreseeable future. At March 31, 2009, we had borrowing capacity under our revolving credit facility of $106.8 million.

Cash Flows – Operating Activities

Cash flows provided from operating activities for the three months 2009 were $96.7 million and included a decrease of $50.9 million in working capital, including lower inventories and higher accounts payable. The decrease in inventories reflects the results of our efforts to lower inventories in response to the decreased demand for our products. The increase in accounts payable reflects a normal increase from an unusually low level of accounts payable at December 31, 2008.

Including the change in cash, we had working capital of $280.7 million at March 31, 2009 and $310.3 million at December 31, 2008. The current ratio was 2.81 to 1 at March 31, 2009 and 3.28 to 1 at December 31, 2008.

Cash Flows – Investing Activities

Cash used in investing activities was $19.3 million during three months 2009 and included funding of $4.0 million for a deposit related to the interest rate lock agreement, which is discussed below. Excluding the construction of the office building by Foundry Park I, we funded capital expenditures of $8.2 million through March 31, 2009. We estimate our total capital spending during 2009, excluding the capital expenditures by Foundry Park I, will be approximately $30 million to $35 million. We expect to continue to finance capital spending, excluding the expenditures for the construction of the office building by Foundry Park I, through cash on hand and cash provided from operations, together with borrowing available under our revolving credit facility.

Capital expenditures during three months 2009 related to the Foundry Park I project amounted to $7.1 million. We expect capital expenditures in 2009 related to the construction of the office building will be approximately $63 million which will be substantially borrowed under our construction loan.

Cash Flows – Financing Activities

Cash used in financing activities during three months 2009 amounted to $37.6 million. The use of cash included the funding of dividends of $3.0 million, as well as debt issuance costs of $300 thousand and a payment of $250 thousand on the fourth quarter 2006 acquisition of an intangible asset. Our book overdraft increased $1.5 million.

We had total long-term debt, including the current portion, of $201.6 million at March 31, 2009, representing a decrease of approximately $35.5 million in our total debt since December 31, 2008. The decrease resulted from the payment of $41.9 million under the revolving credit facility and $200 thousand on capital leases, which was partially offset by borrowings on the construction loan of $6.6 million.

In addition to the Foundry Park I construction loan which is discussed below, at March 31, 2009, we had outstanding senior notes in the aggregate principal amount of $150 million that bear interest at a fixed rate of 7.125% and are due in 2016.

At March 31, 2009, we also have a $119.25 million revolving credit facility for general corporate purposes that bears interest at variable rates. The revolving credit facility includes a $75 million sub-facility for letters of credit. The facility matures on December 21, 2011. At March 31, 2009, we had no outstanding borrowings under the revolving credit facility. We had outstanding letters of credit of $12.4 million at March 31, 2009, resulting in the unused portion of the revolver amounting to $106.8 million. On April 20, 2009, we entered into an agreement to add an additional lender under our revolving credit facility and increase the commitment level by $10 million. This results in the total commitment level of $129.25 million at April 20, 2009.

Both the senior notes and the revolving credit facility contain covenants, representations, and events of default that management considers typical of credit agreements of this nature. We were in compliance with these covenants as of both March 31, 2009 and December 31, 2008.

As a percentage of total capitalization (total debt and shareholders’ equity), our total debt decreased from 44.9% at the end of 2008 to 39.1% at March 31, 2009. The change in the percentage was primarily the result of the decrease in debt, as well as an increase in shareholders’ equity. The increase in shareholders’ equity reflects our earnings, partially offset by the impact of dividend payments. Normally, we repay any outstanding long-term debt with cash from operations or refinancing activities.

Foundry Park I Construction Loan and Interest Rate Swap

Foundry Park I and NewMarket Corporation entered into a construction loan agreement with a group of banks on August 7, 2007 to borrow up to $116 million to fund the development and construction of an office building. The construction loan bears interest at LIBOR plus a margin of 140 basis points. The term of the loan is for a period of 36 months and is unconditionally guaranteed by NewMarket Corporation. No principal reduction payment is due during the construction period. As a condition of the construction loan and concurrently with the closing of the loan, Foundry Park I also obtained interest rate risk protection in the form of an interest rate swap. The interest rate swap is discussed in Note 9 in the Notes to Consolidated Financial Statements.

Interest Rate Lock Agreement

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

In order to obtain a fixed-rate loan, we entered into a Rate Lock Agreement with Principal dated February 26, 2007. Principal simultaneously entered into a hedge with a third party based mainly on the forward rates of ten-year Treasuries. At the time, ten-year Treasuries were trading at approximately 4.63%. We are not party to that hedging agreement. Under the Rate Lock Agreement, we agreed to post a deposit with Principal and to increase the amount of that deposit if the exposure to Principal on the hedge increased. As of March 31, 2009, the forward swap yield on ten-year Treasuries has dropped, and we have fully complied with all deposit requirements. As of March 31, 2009, we have deposited approximately $22.7 million with Principal, including $14.5 million in cash and $8.2 million in irrevocable letters of credit. As of March 31, 2009, ten-year Treasuries were trading at 2.71%. As of April 27, 2009, our deposit requirement had decreased to approximately $19.4 million. The Rate Lock Agreement provides that any outstanding deposits will be returned to us at the loan closing. Since we are entitled to a return of our deposits at the loan closing, the cash deposits for the Rate Lock Agreement are recorded in other assets and deferred charges on our Consolidated Balance Sheet at March 31, 2009. In the event that the loan does not close as scheduled, we would be required to pay Principal’s breakage costs, including costs associated with the hedge. We do not believe it is probable that a loss has been incurred; however, in the event that financing is not obtained through Principal or on terms substantially similar to those in the Application, the loss for the breakage fees incurred could have a material adverse impact on our financial statements and compliance with debt covenants.

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

Critical Accounting Policies

This report, as well as the 2008 Annual Report, includes a discussion of our accounting principles, as well as methods and estimates used in the preparation of our financial statements. We believe these discussions and financial statements fairly represent the financial position and operating results of our company in all material respects. The purpose of this portion of our discussion is to further emphasize some of the more critical areas where a significant change in facts and circumstances in our operating and financial environment might cause a change in reported financial results.

Intangibles, Net of Amortization and Goodwill

We have certain identifiable intangibles, as well as goodwill, amounting to $51.7 million at March 31, 2009. These intangibles relate to our petroleum additives business and, except for the goodwill, are being amortized over periods with up to approximately twenty years of remaining life. We continue to assess the market related to these intangibles, as well as their specific values, and have concluded the values and amortization periods are appropriate. We also evaluate these intangibles for any potential impairment when significant events or circumstances occur that might impair the value of these assets. These evaluations continue to support the value at which these identifiable intangibles are carried on our financial statements. However, if conditions were to substantially deteriorate in this market, it could possibly cause a reduction in the periods of the amortization charge or result in a noncash write-off of a portion of the intangibles’ carrying value. A reduction in the amortization period would have no effect on cash flows. We do not anticipate such a change in the market conditions.

Environmental and Legal Proceedings

We have made disclosure of our environmental issues in Part I, Item 1 of the 2008 Annual Report, as well as in the Notes to Consolidated Financial Statements included in the 2008 Annual Report. We have made additional disclosures in Part I, Item 1 of this Form 10-Q. We believe our environmental accruals are appropriate for the exposures and regulatory guidelines under which we currently operate. While we currently do not anticipate significant changes to the many factors that could impact our environmental requirements, we continue to keep our accruals consistent with these requirements as they change.

Also, as noted in the discussion of “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q and Part I, Item 3 of the 2008 Annual Report, while it is not possible to predict or determine with certainty the outcome of any legal proceeding, it is our opinion, based on our current knowledge, that we will not experience materially adverse effects on our results of operations or financial condition as a result of any pending or threatened proceeding.

Pension Plans and Other Postretirement Benefits

We use assumptions to record the impact of the pension and postretirement plans in the financial statements. These assumptions include the discount rate, expected long-term rate of return on plan assets, rate of compensation increase, and health care cost trend rate. A change in any one of these assumptions could result in different results for the plans. We develop these assumptions after considering available information that we deem relevant. Information is provided on the pension and postretirement plans in Note 18 of the 2008 Annual Report. In addition, further disclosure on the effect of changes in these assumptions is provided in the “Financial Position and Liquidity” section of Part II, Item 7 of the 2008 Annual Report.

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

Interest Rate Lock Agreement

Evaluation of the interest rate lock agreement related to the application for permanent financing on the Foundry Park I project requires significant management judgment. See Note 8 in the Notes to Consolidated Financial Statements for further information.

Recently Issued Accounting Pronouncements

For a full discussion of the more significant pronouncements which may impact our financial statements, see the “Notes to Consolidated Financial Statements.”

Outlook

We have begun the year with excellent results for our business. The results of the past two quarters highlight our ability to manage our business during challenging periods and demonstrate the value of diversity in our product lines, customer base, and the geographic areas in which we operate. Despite the success of the first three months of the year, there continues to be uncertainty related to the ultimate demand for our products. While our products are necessary for modern machinery to operate, the worldwide economic slowdown has lowered overall demand, especially in the lubricant additives product lines of the petroleum additives segment. We expect that overall market demand, as measured by volume, may decrease 10% to 12% for the year 2009 as compared to 2008. We believe that excluding the effects of destocking, the underlying market demand may be 5% to 8% lower for the year.

For the remainder of the year, we will continue to manage our business by remaining focused on long-term goals, but also recognizing and addressing the challenges of the market in which we currently operate. Our margins are recovering, which allow us to continue our investment in R&D programs and deliver measurable value to our customers, as well as reward our shareholders. After several years of low operating margins caused by rapid cost increases, our margins returned to an acceptable level during the first three months of 2009. While our margins for the first three months were very good, for the four quarters ended March 31, 2009, our margin was 9.1%, which is below the margins we believe are necessary to continue to deliver quality goods and services to the petroleum additives industry.

The project to develop some of the downtown Richmond property that we own by constructing a multi-story office building for MeadWestvaco continues to progress as expected. Total expenditures on this project for 2009 are projected to be approximately $63 million, which would bring the total project to approximately $130 million. We anticipate the project will be completed by the end of 2009 and that the tenant will begin taking occupancy at that time.

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

Other than our foreign currency risk, there have been no significant changes in our market risk from the information provided in the 2008 Annual Report.

At March 31, 2009, we had $12.6 million in Euro-denominated foreign currency forward contracts outstanding. With other variables held constant, a hypothetical 10% adverse change in the March 31, 2009 forward Euro rates would have resulted in a decrease of approximately $1.2 million in the value of the contracts.

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

There has been no change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

ITEM 1.	Legal Proceedings

We are involved in legal proceedings that are incidental to our business and include administrative or judicial actions seeking remediation under environmental laws, such as Superfund. Some of these legal proceedings relate to environmental matters and involve governmental authorities. For further information, see “Environmental” in Part I, Item 1 of our 2008 Annual Report.

While it is not possible to predict or determine with certainty the outcome of any legal proceeding, we believe the outcome of any of these proceedings, or all of them combined, will not result in a material adverse effect on our consolidated financial condition or results of operations.

ITEM 6.	Exhibits

Exhibit 3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form 10-K (File No. 1-32190) filed March 14, 2005)

Exhibit 3.2	NewMarket Corporation Bylaws Amended and Restated effective April 23, 2009 (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 1- 32190) filed February 23, 2009)

Exhibit 10.1	Amendment to Construction Loan Agreement and Unconditional Guaranty (NewMarket), dated as of March 11, 2009 by Foundry Park I, LLC, NewMarket Corporation, SunTrust Bank, Bank of America, N.A., and PNC Bank, N.A.

Exhibit 10.2	Second Amendment to Second Amended and Restated Revolving Credit Agreement, dated as of March 24, 2009, between NewMarket Corporation, SunTrust Bank, as Administrative Agent, and the several banks and other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32190) filed March 30, 2009)

Exhibit 10.3	Supplement Agreement, dated as of March 24, 2009, between NewMarket Corporation and PNC Bank, as Increasing Lender, and accepted by SunTrust Bank, as Administrative Agent (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 1-32190) filed March 30, 2009)

Exhibit 31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald

Exhibit 31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by David A. Fiorenza

Exhibit 32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald

Exhibit 32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David A. Fiorenza

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMARKET CORPORATION
(Registrant)

Date: April 29, 2009	By:	/s/ D. A. Fiorenza
David A. Fiorenza
Vice President and Treasurer
(Principal Financial Officer)

Date: April 29, 2009	By:	/s/ Wayne C. Drinkwater
Wayne C. Drinkwater
Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 10.1	Amendment to Construction Loan Agreement and Unconditional Guaranty (NewMarket), dated as of March 11, 2009 by Foundry Park I, LLC, NewMarket Corporation, SunTrust Bank, Bank of America, N.A., and PNC Bank, N.A.

Exhibit 31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald

Exhibit 31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by David A. Fiorenza

Exhibit 32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald

Exhibit 32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David A. Fiorenza