Form 10-Q
period 2009-06-30
NEWMARKET CORP
filed 2009-07-29
CIK 1282637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Yes  ☐    No  ☐

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

Yes  ☐    No  ☒

Number of shares of common stock, without par value, outstanding as of June 30, 2009: 15,204,207.

NEWMARKET CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per-share amounts)

(Unaudited)

	Second Quarter Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Net sales	$370,921	$425,882	$708,049	$808,232
Cost of goods sold	259,508	343,689	505,562	644,436

Gross profit	111,413	82,193	202,487	163,796
Selling, general, and administrative expenses	29,256	30,499	55,523	59,272
Research, development, and testing expenses	21,092	21,879	39,846	42,108

Operating profit	61,065	29,815	107,118	62,416
Interest and financing expenses	2,859	2,873	5,795	5,888
Other (expense) income, net	(11,850)	300	(11,930)	679

Income before income tax expense	46,356	27,242	89,393	57,207
Income tax expense	15,698	9,618	30,047	19,811

Net income	$30,658	$17,624	$59,346	$37,396

Basic earnings per share	$2.02	$1.14	$3.90	$2.42

Diluted earnings per share	$2.01	$1.13	$3.89	$2.40

Shares used to compute basic earnings per share	15,204	15,488	15,204	15,473

Shares used to compute diluted earnings per share	15,242	15,556	15,242	15,557

Cash dividends declared per common share	$0.25	$0.20	$0.45	$0.40

See accompanying notes to the consolidated financial statements.

NEWMARKET CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	June 30 2009	December 31 2008
ASSETS
Current assets:
Cash and cash equivalents	$112,048	$21,761
Trade and other accounts receivable, less allowance for doubtful accounts ($1,141 in 2009 and 2008)	208,086	203,551
Inventories:
Finished goods	135,998	158,325
Raw materials	24,544	34,657
Stores, supplies and other	7,904	8,090

	168,446	201,072

Deferred income taxes	17,558	14,090
Prepaid expenses and other current assets	8,252	5,704

Total current assets	514,390	446,178

Property, plant and equipment, at cost	892,059	848,011
Less accumulated depreciation and amortization	619,969	606,275

Net property, plant and equipment	272,090	241,736

Prepaid pension cost	28	159
Deferred income taxes	42,631	37,744
Other assets and deferred charges	37,340	31,566
Intangibles, net of amortization and goodwill	49,479	54,069

Total assets	$915,958	$811,452

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$87,251	$60,505
Accrued expenses	59,230	63,715
Dividends payable	3,416	2,646
Book overdraft	2,410	999
Long-term debt, current portion	809	784
Income taxes payable	25,976	7,264

Total current liabilities	179,092	135,913

Long-term debt	218,200	236,378
Other noncurrent liabilities	159,002	148,038
Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock and paid-in capital (without par value); authorized shares - 80,000,000; Outstanding shares - 15,204,207 in 2009 and 15,199,207 in 2008	137	115
Accumulated other comprehensive loss	(79,735)	(95,750)
Retained earnings	439,262	386,758

	359,664	291,123

Total liabilities and shareholders’ equity	$915,958	$811,452

See accompanying notes to the consolidated financial statements.

NEWMARKET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30
	2009	2008
Cash and cash equivalents at beginning of year	$21,761	$71,872

Cash flows from operating activities:
Net income	59,346	37,396
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and other amortization	15,568	13,618
Amortization of deferred financing costs	580	499
Noncash environmental remediation and dismantling	3,988	473
Noncash pension benefits expense	6,756	5,617
Noncash postretirement benefits expense	1,411	1,758
Noncash foreign exchange impact on the Consolidated Statements of Income	4,235	2,422
Deferred income tax benefit	(10,624)	(223)
Unrealized loss on derivative instruments - net	11,955	183
Gain on legal settlement	—	(3,227)
Working capital changes	76,887	(54,631)
Excess tax benefits from stock-based payment arrangements	—	(900)
Cash pension benefits contributions	(11,021)	(6,814)
Cash postretirement benefits contributions	(576)	(741)
Proceeds from legal settlement	—	3,227
Other, net	(3,776)	(1,524)

Cash provided from (used in) operating activities	154,729	(2,867)

Cash flows from investing activities:
Capital expenditures	(15,138)	(13,198)
Foundry Park I capital expenditures	(23,822)	(18,798)
Deposit for interest rate lock agreement	(5,000)	—
Proceeds from interest rate lock agreement	15,500	1,050
Deposit for interest rate swap	(15,850)	—

Cash used in investing activities	(44,310)	(30,946)

Cash flows from financing activities:
Draws on Foundry Park I construction loan	24,133	15,847
Net repayments under revolving credit agreement	(41,900)	—
Repurchases of common stock	—	(6,811)
Dividends	(6,842)	(6,247)
Change in book overdraft, net	1,411	(2,209)
Payment for financed intangible asset	(500)	(500)
Debt issuance costs	(412)	—
Proceeds from exercise of stock options	22	231
Excess tax benefits from stock-based payment arrangements	—	900
Payments on the capital lease	(386)	(363)

Cash (used in) provided from financing activities	(24,474)	848

Effect of foreign exchange on cash and cash equivalents	4,342	885

Increase (decrease) in cash and cash equivalents	90,287	(32,080)

Cash and cash equivalents at end of period	$112,048	$39,792

See accompanying notes to the consolidated financial statements.

NEWMARKET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Financial Statement Presentation

In the opinion of management, the accompanying consolidated financial statements of NewMarket Corporation and its subsidiaries contain all necessary adjustments for the fair presentation of, in all material respects, our consolidated financial position as of June 30, 2009, as well as our consolidated results of operations for the second quarter and six months ended June 30, 2009 and June 30, 2008 and our consolidated cash flows for the six months ended June 30, 2009 and June 30, 2008. All adjustments are of a normal, recurring nature, unless otherwise disclosed. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the NewMarket Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (2008 Annual Report), as filed with the Securities and Exchange Commission (SEC). The results of operations for the six month period ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009. The December 31, 2008 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Unless the context otherwise requires, all references to “we,” “us,” “our,” the “Company” and “NewMarket” are to NewMarket Corporation and its consolidated subsidiaries.

Certain amounts in the accompanying financial statements have been reclassified to conform to the current presentation. There was no effect on net income.

At both June 30, 2009 and December 31, 2008, we had a book overdraft for some of our disbursement cash accounts. A book overdraft represents transactions that have not cleared the bank accounts at the end of the reporting period. There are no agreements with the same banks to offset the presented balance. We transfer cash on an as-needed basis to fund these items as they clear the bank in subsequent periods.

Cash dividends totaling 45 cents per share for the six months ended June 30, 2009 and 40 cents per share for the six months ended June 30, 2008 were declared and paid as shown in the table below.

Year	Date Declared	Date Paid	Per Share Amount
2009	February 19, 2009	April 1, 2009	20 cents
	April 23, 2009	July 1, 2009	25 cents
2008	February 28, 2008	April 1, 2008	20 cents
	April 24, 2008	July 1, 2008	20 cents

During the six months ended June 30, 2009, we had noncash investing activity of $7.7 million related to capital expenditures incurred, but not paid, for the construction of the office building by Foundry Park I, LLC (Foundry Park I), as well as other capital projects of Afton Chemical Corporation (Afton).

2.	Asset Retirement Obligations

The following table illustrates the activity associated with our asset retirement obligations for the six months ended June 30, 2009 and June 30, 2008.

	2009	2008
	(in thousands)
Asset retirement obligations, January 1	$3,009	$5,048
Liabilities incurred	2,000	—
Accretion expense	98	153
Liabilities settled	(1,539)	(771)
Changes in expected cash flows and timing	(526)	(688)
Foreign currency impact	—	(7)

Asset retirement obligations, June 30	$3,042	$3,735

3.	Segment Information

The tables below show our consolidated segment net sales, operating profit (including a reconciliation of segment operating profit to income before income taxes), and depreciation and amortization.

The “All other” category includes the continuing operations of the tetraethyl lead (TEL) business (primarily sales of TEL in North America), certain contract manufacturing Ethyl Corporation (Ethyl) provides to Afton and to third parties, as well as the real estate development activities.

Segment Net Sales

(in millions)

	Second Quarter Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Petroleum additives	$368.2	$421.0	$703.0	$801.6
All other	2.7	4.9	5.0	6.6

Consolidated net sales	$370.9	$425.9	$708.0	$808.2

Segment Operating Profit

(in millions)

	Second Quarter Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Petroleum additives (a)	$67.6	$31.6	$117.7	$69.4
All other	(1.6)	2.0	(2.3)	0.5

Segment operating profit	66.0	33.6	115.4	69.9
Corporate, general, and administrative expenses	(5.3)	(3.6)	(8.8)	(7.5)
Interest and financing expenses	(2.9)	(2.9)	(5.8)	(5.9)
Unrealized loss on derivative instrument (b)	(11.9)	—	(11.9)	—
Other income, net	0.5	0.1	0.5	0.7

Income before income taxes	$46.4	$27.2	$89.4	$57.2

(a)	Petroleum additives segment operating profit for six months 2008 includes a gain of $3.2 million from a class action lawsuit related to raw materials.

(b)	The unrealized loss on derivative instrument represents the fair value of an interest rate swap which we entered into on June 25, 2009. We are not using hedge accounting to record the derivative, and accordingly, any change in the fair value is immediately recognized in earnings.

Segment Depreciation and Amortization

(in millions)

	Second Quarter Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Petroleum additives	$7.4	$6.5	$14.8	$12.9
Corporate	0.7	0.6	1.3	1.2

Total depreciation and amortization	$8.1	$7.1	$16.1	$14.1

4.	Pension and Postretirement Benefit Plans

During the six months ended June 30, 2009, we made cash contributions of approximately $6.2 million for domestic pension plans and approximately $500 thousand for domestic postretirement benefit plans. We expect to make total cash contributions in 2009 of approximately $15 million for our domestic pension plans and approximately $1 million for our domestic postretirement benefit plans.

We made cash contributions of approximately $4.8 million for our foreign pension plans and approximately $70 thousand for a foreign postretirement benefit plan during the six months ended June 30, 2009. During 2009, we expect to make total cash contributions of approximately $8 million for our foreign pension plans and approximately $140 thousand for our foreign postretirement benefit plan.

The tables below present information on periodic benefit cost for our pension and postretirement benefit plans.

	Domestic
	Pension Benefits		Postretirement Benefits
	Second Quarter Ended June 30
	2009	2008	2009	2008
		(in thousands)
Service cost	$1,399	$1,283	$277	$283
Interest cost	1,955	1,842	875	952
Expected return on plan assets	(2,071)	(1,954)	(419)	(415)
Amortization of prior service cost	72	73	2	3
Amortization of net loss (gain)	628	428	(85)	(7)

	$1,983	$1,672	$650	$816

	Domestic
	Pension Benefits		Postretirement Benefits
	Six Months Ended June 30
	2009	2008	2009	2008
		(in thousands)
Service cost	$2,797	$2,566	$554	$567
Interest cost	3,910	3,684	1,750	1,903
Expected return on plan assets	(4,143)	(3,908)	(838)	(831)
Amortization of prior service cost	145	146	5	6
Amortization of net loss (gain)	1,255	856	(171)	(13)

	$3,964	$3,344	$1,300	$1,632

	Foreign
	Pension Benefits		Postretirement Benefits
	Second Quarter Ended June 30
	2009	2008	2009	2008
		(in thousands)
Service cost	$623	$757	$3	$4
Interest cost	1,223	1,503	34	34
Expected return on plan assets	(942)	(1,484)	—	—
Amortization of prior service cost	17	21	—	—
Amortization of transition asset	(8)	(10)	11	14
Amortization of net loss	398	357	8	11

	$1,311	$1,144	$56	$63

	Foreign
	Pension Benefits		Postretirement Benefits
	Six Months Ended June 30
	2009	2008	2009	2008
		(in thousands)
Service cost	$1,231	$1,510	$6	$9
Interest cost	2,411	3,000	67	68
Expected return on plan assets	(1,856)	(2,973)	—	—
Amortization of prior service cost	34	42	—	—
Amortization of transition asset	(16)	(20)	22	27
Amortization of net loss	790	714	16	22
Settlement loss	198	—	—	—

	$2,792	$2,273	$111	$126

The settlement loss for the six months ended June 30, 2009 represents the termination of a pension plan of our Ethyl subsidiary in Belgium.

5.	Earnings Per Share

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

	Second Quarter Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
	(in thousands, except per-share amounts)
Basic earnings per share
Numerator:
Net income	$30,658	$17,624	$59,346	$37,396

Denominator:
Weighted-average number of shares of common stock outstanding	15,204	15,488	15,204	15,473

Basic earnings per share	$2.02	$1.14	$3.90	$2.42

Diluted earnings per share
Numerator:
Net income	$30,658	$17,624	$59,346	$37,396

Denominator:
Weighted-average number of shares of common stock outstanding	15,204	15,488	15,204	15,473
Shares issuable upon exercise of stock options	38	68	38	84

Total shares	15,242	15,556	15,242	15,557

Diluted earnings per share	$2.01	$1.13	$3.89	$2.40

6.	Intangibles, net of amortization

The following table provides certain information related to our intangible assets. All of the intangibles relate to the petroleum additives segment.

	Identifiable Intangibles
	June 30 2009		December 31 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(in thousands)
Amortizing intangible assets
Formulas	$88,687	$56,160	$88,687	$53,476
Contracts	16,380	5,362	16,380	3,687
Customer base	5,440	367	5,440	136
Goodwill	861	—	861	—

	$111,368	$61,889	$111,368	$57,299

Amortization expense for the second quarter and six month periods was (in millions):

• Second quarter ended June 30, 2009	$2.2
• Six months ended June 30, 2009	$4.6
• Second quarter ended June 30, 2008	$1.6
• Six months ended June 30, 2008	$3.1

Estimated annual amortization expense related to our intangible assets for the next five years is expected to be (in millions):

• 2009	$8.9
• 2010	$8.3
• 2011	$8.0
• 2012	$6.9
• 2013	$6.6

We amortize the cost of the customer base intangible by an accelerated method and the cost of the remaining intangible assets by the straight-line method over their estimated economic lives. We generally amortize contracts over 1.5 to 10 years and formulas, as well as the customer base, over 20 years.

7.	Long-term Debt

Long-term debt consisted of the following:

	June 30 2009	December 31 2008
	(in thousands)
Senior notes - 7.125% due 2016	$150,000	$150,000
Foundry Park I construction loan - due 2010	67,632	43,499
Revolving credit facility - due 2011	—	41,900
Capital lease obligations	1,377	1,763

	219,009	237,162
Current maturities of long-term debt	(809)	(784)

	$218,200	$236,378

On January 5, 2009, we entered into a Supplement Agreement to the Second Amended and Restated Revolving Credit Agreement to increase the commitment level of the revolving credit facility by $5 million. Subsequently, on March 24, 2009, we entered into a Second Amendment to the Second Amended and Restated Revolving Credit Agreement (Second Amendment). The Second Amendment increased the commitment level by an additional $5 million, increased the letter of credit commitment level from $50 million to $75 million, increased the interest rate paid for borrowings, and amended certain defined terms and covenant calculations. On March 24, 2009, we entered into a Supplement Agreement to the Second Amended and Restated Revolving Credit Agreement to increase the commitment level of the revolving credit facility by $2.25 million. On April 20, 2009, we entered into an agreement to add an additional lender under our revolving credit facility and increase the commitment level by $10 million. Subsequently, on June 30, 2009, that lender increased its commitment level by another $10 million.

All of these transactions resulted in a commitment level of $139.25 million at June 30, 2009. We paid financing costs of $400 thousand related to these transactions, which will be amortized over the remaining term of the revolving credit facility. We had outstanding letters of credit of $4.3 million at June 30, 2009, resulting in the unused portion of the revolving credit facility amounting to $135.0 million.

8.	Contractual Commitments and Contingencies

Except as discussed below, there have been no significant changes in our contractual commitments and contingencies from those reported in our 2008 Annual Report in Note 17 of the Notes to Consolidated Financial Statements.

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

At a former TEL plant site located in Louisiana, we have completed significant environmental remediation, although we will be monitoring and treating the site for an extended period. The accrual for this site was $7.9 million at June 30, 2009 and $8.8 million at December 31, 2008. We based these amounts on the best estimate of future costs discounted at approximately 3% in 2009 and 2% in 2008. An inflation factor is included in the estimate. The undiscounted liability was $10.3 million at June 30, 2009 and $9.6 million at December 31, 2008. The expected payments over the next five years amount to approximately $800 thousand in 2010 and $600 thousand for each of the years 2011 through 2014. Expected payments thereafter amount to approximately $7 million.

At a plant site in Houston, Texas, we have accruals of $8.1 million at June 30, 2009 and $6.7 million at December 31, 2008 for environmental remediation, dismantling, and decontamination. Included in these amounts are $7.8 million at June 30, 2009 and $5.8 million at December 31, 2008 for remediation. The increase in the accruals between 2008 and 2009 primarily relate to additional costs expected to be incurred for the closure of a landfill on the plant site. The accruals for this site are discounted at approximately 3% at June 30, 2009 and approximately 4% at December 31, 2008 for a portion of the site. The accruals include an inflation factor. The undiscounted accrual for this site was $11.4 million at June 30, 2009 and $7.8 million at December 31, 2008. The expected payments over the next five years are approximately $500 thousand in 2010, $800 thousand in 2011, $2.6 million in 2012, and $200 thousand for each of 2013 and 2014. Expected payments thereafter amount to approximately $6.8 million.

At a superfund site in Louisiana, we have an accrual of $2.9 million at June 30, 2009 and $3.3 million at December 31, 2008 for environmental remediation. The accrual for this site was discounted at approximately 3% and included an inflation factor. The undiscounted accrual for this site was $3.5 million at June 30, 2009 and $3.3 million at December 31, 2008. The expected payments over the next five years amount to approximately $600 thousand in 2010 and $200 thousand each for years 2011 through 2014. Expected payments thereafter amount to approximately $2 million.

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

Our total accruals for environmental remediation were approximately $22.7 million at June 30, 2009 and $20.6 million at December 31, 2008. In addition to the accruals for environmental remediation, we also have accruals for dismantling and decommissioning costs of $500 thousand at June 30, 2009 and $1.3 million at December 31, 2008.

Letters of Credit and Guarantees

We have outstanding guarantees with several financial institutions in the amount of $23.0 million at June 30, 2009. The guarantees are secured by letters of credit, as well as cash collateral. The outstanding letters of credit amounted to $4.3 million at June 30, 2009, all of which were issued under the letter of credit sub-facility of our revolving credit facility. See Note 7 in the Notes to Consolidated Financial Statements. The letters of credit primarily relate to insurance guarantees. We renew letters of credit as necessary. The remaining amounts represent performance, lease, custom and excise tax guarantees, as well as a cash deposit of $15.9 million related to the Goldman Sachs Bank USA (Goldman Sachs) interest rate swap. The cash deposit is recorded in “Other assets and deferred charges” on the Consolidated Balance Sheet. See Note 9 in the Notes to Consolidated Financial Statements. Expiration dates range from 2009 to 2012. Some of the guarantees have no expiration date.

We cannot estimate the maximum amount of potential liability under the guarantees. However, we accrue for potential liabilities when a future payment is probable and the range of loss can be reasonably estimated.

Interest Rate Lock Agreement

The construction loan for the Foundry Park I project to construct an office building for MeadWestvaco is being financed by a group of banks and matures in August 2010. Prior to commencing construction, we took actions to identify the possible permanent lending source after construction. To that end, Foundry Park I entered into an Application with Principal Commercial Funding II, LLC (Principal) dated February 26, 2007 which outlined the terms and conditions under which Principal would provide permanent, fixed-rate financing in the maximum amount of $116,000,000 amortized over 25 years with all amounts due 13.5 years after the date of the loan. The Application was not a loan commitment due to the lengthy time period of thirty-four months until the completion of the building. In order to obtain a fixed-rate loan, we entered into a rate lock agreement with Principal dated February 26, 2007. Principal simultaneously entered into a hedge with a third party based mainly on the forward rates of ten-year Treasuries. We were not a party to that hedging agreement. Under the rate lock agreement, we agreed to post a deposit with Principal and to increase the amount of that deposit if the exposure to Principal on their hedge increased.

Principal and Foundry Park I have determined that the loan terms set forth in the Application could not be syndicated based on current market conditions. As a result, Principal and Foundry Park I have terminated the loan application and related rate lock agreement and have mutually released each other from their respective rights and obligations under those arrangements. While we are currently investigating alternative financing to replace the Foundry Park I project construction loan when it matures and believe that we can obtain financing on acceptable terms, we cannot predict the financing terms which will be available at that time. See Note 9 in the Notes to Consolidated Financial Statements for additional information on the termination of the rate lock agreement and subsequent entry into an interest rate swap with Goldman Sachs related to the Foundry Park I project. All amounts which we had deposited with Principal under the rate lock agreement have effectively been returned to us at the termination of the rate lock agreement as Principal transferred the deposited funds to Goldman Sachs as collateral for the interest rate swap related to the Foundry Park I project.

9.	Derivatives and Hedging Activities

Accounting Policy for Derivative Instruments and Hedging Activities

We record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of our risk, even though hedge accounting does not apply or we elect not to apply hedge accounting. We do not enter into derivative instruments for speculative purposes.

Risk Management Objective of Using Derivatives

We are exposed to certain risks arising from both our business operations and economic conditions. We primarily manage our exposures to a wide variety of business and operational risks through management of our core business activities.

We manage certain economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of our debt funding, as well as through the use of derivative financial instruments. Specifically, we have entered into interest rate swaps to manage our exposure to interest rate movements.

Our foreign operations expose us to fluctuations of foreign exchange rates. These fluctuations may impact the value of our cash receipts and payments as compared to our reporting currency, the U.S. Dollar. To manage this exposure, we sometimes enter into foreign currency forward contracts to minimize currency exposure due to cash flows from foreign operations.

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

construction loan is designated and qualifies as a cash flow hedge. As such, the effective portion of changes in the fair value of the swap is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of changes in the fair value of the swap is recognized immediately in earnings. We assess the effectiveness of the construction loan interest rate swap quarterly by comparing the changes in the fair value of the derivative hedging instrument with the change in present value of the expected future cash flows of the hedged transaction.

The construction loan interest rate swap involves the receipt of variable-rate amounts based on LIBOR in exchange for fixed-rate payments over the life of the agreement without exchange of the underlying notional amount. The fixed-rate payments are at a rate of 4.975%. The notional amount of the construction loan interest rate swap was approximately $72.5 million at June 30, 2009 and $52.9 million at December 31, 2008 and accretes to approximately $94 million over the term of the swap. The accreting notional amount is necessary to maintain the swap notional at an amount that represents approximately 85% of the projected construction loan principal balance over the loan term. The maturity date of the construction loan interest rate swap is January 1, 2010.

Information on the amounts and location in our financial statements of the fair value, loss in other comprehensive income, and ineffectiveness of the construction loan interest rate swap is shown in the tables below. The unrealized loss, net of tax, related to the fair value of the construction loan interest rate swap and recorded in accumulated other comprehensive loss in shareholders’ equity on the Consolidated Balance Sheets, amounted to approximately $1.2 million at June 30, 2009 and $1.9 million at December 31, 2008. Also recorded as a component of accumulated other comprehensive loss in shareholders’ equity on the Consolidated Balance Sheets was the net amount of swap receipts and payments made since the inception of the construction loan interest rate swap. This amounted to approximately $1.4 million, net of tax, at June 30, 2009 and $400 thousand, net of tax, at December 31, 2008. Any amounts remaining in accumulated other comprehensive loss related to the construction loan interest rate swap will be recognized in the Consolidated Statements of Income over the depreciable life of the office building beginning at the completion of the construction project, which is currently expected to be late 2009. Approximately $43 thousand currently recognized in accumulated other comprehensive loss is expected to be reclassified into earnings over the next twelve months.

Non-designated Hedges

On June 25, 2009, we entered into an interest rate swap with Goldman Sachs in the notional amount of $97 million and with a maturity date of January 19, 2022 (Goldman Sachs interest rate swap). NewMarket entered into the Goldman Sachs interest rate swap in connection with the termination of a loan application and related rate lock agreement between Foundry Park I and Principal. See Note 8 for further information on the transaction between Foundry Park I and Principal. When the rate lock agreement was originally executed in 2007, Principal simultaneously entered into an interest rate swap with a third party to hedge Principal’s exposure to fluctuation in the ten-year Treasuries rate. Upon the termination on June 25, 2009 of the rate lock agreement, Goldman Sachs both assumed Principal’s position with the third party and entered into an offsetting interest rate swap with NewMarket. Under the terms of this interest rate swap, NewMarket will make fixed rate payments of 5.3075% and Goldman Sachs will make variable rate payments based on three month LIBOR. We have collateralized this exposure through cash deposits posted with Goldman Sachs amounting to $15.9 million at June 30, 2009. This transaction effectively preserves the impact of the original rate lock agreement for the possible application to a future loan amount of $97 million of a similar structure.

In December 2008, we entered into $17 million of Euro-denominated forward contracts to minimize foreign currency exposure from expected cash flows from foreign operations. The forward contracts obligate us to sell Euros for U.S. Dollars at a fixed exchange rate of 1.403, which was agreed to at the inception of the contracts. These contracts have maturity dates from January 2009 to December 2009. The outstanding Euro-denominated foreign currency forward contracts amounted to $8 million at June 30, 2009 and $17 million at December 31, 2008. Any foreign currency rate change that affects the fair value of any of these forward contract transactions is offset by a corresponding change in the value of the Euro-denominated transactions.

We elected not to use hedge accounting for both the Goldman Sachs interest rate swap and the forward contracts, and therefore immediately recognized any change in the fair value of these derivative financial instruments directly in earnings.

*****

The table below presents the fair value of our derivative financial instruments, as well as their classification on the Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008.

Fair Value of Derivative Instruments

(in thousands)

	Asset Derivatives				Liability Derivatives
	June 30, 2009		December 31, 2008		June 30, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments
Construction loan interest rate swap		$—		$—	Accrued expenses	$2,280	Accrued expenses	$3,231

Derivatives Not Designated as Hedging Instruments
Goldman Sachs interest rate swap		$—		$—	Other long-term liabilities	$11,931		$—

Foreign currency forward contracts	Trade and other accounts receivable	$3	Trade and other accounts receivable	$164		$—		$—

The tables below present the effect of our derivative financial instruments on the Consolidated Statements of Income.

Effect of Derivative Instruments on the Consolidated Statements of Income

Designated Cash Flow Hedges

(in thousands)

Derivatives in Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectivness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Second Quarter Ended June 30			Second Quarter Ended June 30			Second Quarter Ended June 30
	2009	2008		2009	2008		2009	2008
Construction loan interest rate swap	$(226)	$814		$—	$—	Other (expense) income, net	$50	$138

	Six Months Ended June 30			Six Months Ended June 30			Six Months Ended June 30
	2009	2008		2009	2008		2009	2008
Construction loan interest rate swap	$(364)	$(141)		$—	$—	Other (expense) income, net	$(27)	$(103)

Effect of Derivative Instruments on the Consolidated Statements of Income

Not Designated Derivatives

(in thousands)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		Second Quarter Ended June 30		Six Months Ended June 30
		2009	2008	2009	2008
Goldman Sachs interest rate swap	Other (expense) income, net	$(11,931)	$—	$(11,931)	$—

Foreign currency forward contracts	Cost of goods sold	$658	$—	$(161)	$—

Credit-risk-related Contingent Features

We have an agreement with one of our derivative counterparties that contains a provision which specifies that if we default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could be declared in default on our derivative obligations. We also have a separate agreement with another one of our derivative counterparties that contains a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness.

As of June 30, 2009, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $13.2 million. We have minimum collateral posting thresholds with one of our derivative counterparties and have posted cash collateral of $15.9 million as of June 30, 2009. If required, we could have settled our obligations under the agreements at their termination value of $13.2 million at June 30, 2009.

10.	Comprehensive Income and Accumulated Other Comprehensive Loss

The components of comprehensive income consist of the following:

	Second Quarter Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
	(in thousands)
Net income	$30,658	$17,624	$59,346	$37,396
Other comprehensive income, net of tax
Pension plans and other postretirement benefits adjustments	711	590	1,548	1,181
Unrealized (loss) gain on derivative instruments	(141)	508	(227)	(88)
Foreign currency translation adjustments	18,569	268	14,694	3,532

Other comprehensive income	19,139	1,366	16,015	4,625

Comprehensive income	$49,797	$18,990	$75,361	$42,021

The components of accumulated other comprehensive loss consist of the following:

	June 30 2009	December 31 2008
	(in thousands)
Pension plans and other postretirement benefit adjustments	$(62,020)	$(63,568)
Accumulated loss on derivative instruments	(2,528)	(2,301)
Foreign currency translation adjustments	(15,187)	(29,881)

Accumulated other comprehensive loss	$(79,735)	$(95,750)

11.	Fair Value Measurements

The following table provides information on those assets and liabilities measured at fair value on a recurring basis. No events occurred during the six months ended June 30, 2009, requiring adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

	Carrying Amount in Consolidated Balance Sheets	Fair Value	Fair Value Measurements Using
			Level 1	Level 2	Level 3
	June 30, 2009
Cash and cash equivalents	$112,048	$112,048	$112,048	$—	$—
Foreign currency forward contracts asset	$3	$3	$—	$3	$—
Interest rate swaps liability	$14,211	$14,211	$—	$14,211	$—

	December 31, 2008
Cash and cash equivalents	$21,761	$21,761	$21,761	$—	$—
Foreign currency forward contracts asset	$164	$164	$—	$164	$—
Interest rate swap liability	$3,231	$3,231	$—	$3,231	$—

We determine the fair value of the derivative instruments shown in the table above by using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each instrument. The analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs.

The fair value of the interest rate swaps is determined using the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments. The variable cash payments are based on an expectation of future interest rates derived from observable market interest rate curves. The fair value of the foreign currency forward contracts is based on interest differentials between the geographical areas and market forward points. In determining the fair value measurements, we incorporate credit valuation adjustments to appropriately reflect both our nonperformance risk and the counterparties’ nonperformance risk.

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustment associated with the derivatives utilizes Level 3 inputs. These Level 3 inputs include estimates of current credit spreads to evaluate the likelihood of default by both us and the counterparties to the derivatives. As of June 30, 2009, we have assessed the significance of the impact of the credit valuation adjustment on the overall valuation of our derivatives and have determined that the credit valuation adjustment is not significant to the overall valuation of the derivatives. Accordingly, we have determined that our derivative valuations should be classified in Level 2 of the fair value hierarchy.

We record the value of our long-term debt at historical cost. The estimated fair value of our long-term debt is shown in the table below and is based primarily on estimated current rates available to us for debt of the same remaining duration and adjusted for nonperformance risk and credit risk.

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current maturities	$(219,009)	$(202,982)	$(237,162)	$(199,315)

12.	Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (FAS 166). FAS 166 clarifies the information that an entity must provide in its financial statements surrounding a transfer of financial assets and the effect of the transfer on its financial position, financial performance, and cash flows. This Statement is effective as of the beginning of the annual period beginning after November 15, 2009. We currently do not expect FAS 166 to have a significant impact on our financial statements.

In June 2009, the FASB issued Financial Accounting Standard No. 167, “Amendments to FASB Interpretation No. 46(R)” (FAS 167). FAS 167 clarifies and improves financial reporting by entities involved with variable interest entities. This Statement is effective as of the beginning of the annual period beginning after November 15, 2009. We currently do not expect FAS 167 to have a significant impact on our financial statements.

In June 2009, the FASB issued Financial Accounting Standard No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (FAS 168). In addition in June 2009, the FASB issued Accounting Standards Update No. 2009-01, “Topic 205 – Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168 – The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles” (ASU 2009-1). Both FAS 168 and ASU 2009-1 recognize the FASB Accounting Standards CodificationTM as the source of authoritative U.S. generally accepted accounting principles to be utilized by nongovernmental entities. FAS 168 and ASU 2009-1 are effective for interim and annual periods ending after September 15, 2009.

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

The following sets forth the Consolidating Statements of Income for the second quarter and six months ended June 30, 2009 and June 30, 2008, Consolidating Balance Sheets as of June 30, 2009 and December 31, 2008, and Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2009 and June 30, 2008 for the Parent Company, the Guarantor Subsidiaries, and Non-Guarantor Subsidiaries. The financial information is based on our understanding of the SEC’s interpretation and application of Rule 3-10 of the SEC Regulation S-X.

The financial information may not necessarily be indicative of results of operations or financial position had the Guarantor Subsidiaries or Non-Guarantor Subsidiaries operated as independent entities. The Parent Company accounts for investments in these subsidiaries using the equity method.

NewMarket Corporation and Subsidiaries

Consolidating Statements of Income

Second Quarter Ended June 30, 2009

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$—	$205,225	$165,696	$—	$370,921
Cost of goods sold	—	106,627	152,881	—	259,508

Gross profit	—	98,598	12,815	—	111,413
Selling, general, and administrative expenses	1,307	25,631	2,318	—	29,256
Research, development, and testing expenses	—	16,189	4,903	—	21,092

Operating (loss) profit	(1,307)	56,778	5,594	—	61,065
Interest and financing expenses (income)	2,979	(158)	38	—	2,859
Other (expense) income, net	(11,917)	207	(140)	—	(11,850)

(Loss) income before income tax (benefit) expense and equity income of subsidiaries	(16,203)	57,143	5,416	—	46,356
Income tax (benefit) expense	(7,239)	21,422	1,515	—	15,698
Equity income of subsidiaries	39,622	—	—	(39,622)	—

Net income	$30,658	$35,721	$3,901	$(39,622)	$30,658

NewMarket Corporation and Subsidiaries

Consolidating Statements of Income

Second Quarter Ended June 30, 2008

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$—	$226,806	$199,076	$—	$425,882
Cost of goods sold	—	163,668	180,021	—	343,689

Gross profit	—	63,138	19,055	—	82,193
Selling, general, and administrative expenses	1,209	25,160	4,130	—	30,499
Research, development, and testing expenses	—	16,058	5,821	—	21,879

Operating (loss) profit	(1,209)	21,920	9,104	—	29,815
Interest and financing expenses (income)	2,990	(303)	186	—	2,873
Other income, net	24	136	140	—	300

(Loss) income before income tax (benefit) expense and equity income of subsidiaries	(4,175)	22,359	9,058	—	27,242
Income tax (benefit) expense	(2,071)	8,863	2,826	—	9,618
Equity income of subsidiaries	19,728	—	—	(19,728)	—

Net income	$17,624	$13,496	$6,232	$(19,728)	$17,624

NewMarket Corporation and Subsidiaries

Consolidating Statements of Income

Six Months Ended June 30, 2009

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$—	$397,106	$310,943	$—	$708,049
Cost of goods sold	—	239,312	266,250	—	505,562

Gross profit	—	157,794	44,693	—	202,487
Selling, general, and administrative expenses	2,353	46,137	7,033	—	55,523
Research, development, and testing expenses	—	31,013	8,833	—	39,846

Operating (loss) profit	(2,353)	80,644	28,827	—	107,118
Interest and financing expenses (income)	5,986	(332)	141	—	5,795
Other (expense) income, net	(11,917)	(26)	13	—	(11,930)

(Loss) income before income tax (benefit) expense and equity income of subsidiaries	(20,256)	80,950	28,699	—	89,393
Income tax (benefit) expense	(9,562)	30,513	9,096	—	30,047
Equity income of subsidiaries	70,040	—	—	(70,040)	—

Net income	$59,346	$50,437	$19,603	$(70,040)	$59,346

NewMarket Corporation and Subsidiaries

Consolidating Statements of Income

Six Months Ended June 30, 2008

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$—	$427,878	$380,354	$—	$808,232
Cost of goods sold	—	298,812	345,624	—	644,436

Gross profit	—	129,066	34,730	—	163,796
Selling, general, and administrative expenses	2,488	48,316	8,468	—	59,272
Research, development, and testing expenses	—	31,332	10,776	—	42,108

Operating (loss) profit	(2,488)	49,418	15,486	—	62,416
Interest and financing expenses (income)	6,057	(553)	384	—	5,888
Other income (expense), net	336	(47)	390	—	679

(Loss) income before income tax (benefit) expense and equity income of subsidiaries	(8,209)	49,924	15,492	—	57,207
Income tax (benefit) expense	(5,410)	19,610	5,611	—	19,811
Equity income of subsidiaries	40,195	—	—	(40,195)	—

Net income	$37,396	$30,314	$9,881	$(40,195)	$37,396

NewMarket Corporation and Subsidiaries

Consolidating Balance Sheets

June 30, 2009

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$—	$66,576	$45,472	$—	$112,048
Trade and other accounts receivable, net	—	104,998	103,088	—	208,086
Amounts due from affiliated companies	—	85,706	33,325	(119,031)	—
Inventories	—	92,259	76,187	—	168,446
Deferred income taxes	2,008	7,362	8,188	—	17,558
Prepaid expenses and other current assets	3,811	3,265	1,176	—	8,252

Total current assets	5,819	360,166	267,436	(119,031)	514,390

Amounts due from affiliated companies	—	6,280	7,500	(13,780)	—
Property, plant and equipment, at cost	—	749,713	142,346	—	892,059
Less accumulated depreciation & amortization	—	509,522	110,447	—	619,969

Net property, plant and equipment	—	240,191	31,899	—	272,090

Investment in consolidated subsidiaries	619,551	—	—	(619,551)	—
Prepaid pension cost	—	—	28	—	28
Deferred income taxes	36,262	2,055	4,314	—	42,631
Other assets and deferred charges	20,602	15,316	1,422	—	37,340
Intangibles, net of amortization and goodwill	—	49,479	—	—	49,479

Total assets	$682,234	$673,487	$312,599	$(752,362)	$915,958

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$15	$60,378	$26,858	$—	$87,251
Accrued expenses	8,768	37,054	13,408	—	59,230
Dividends payable	3,416	—	—	—	3,416
Book overdraft	—	2,410	—	—	2,410
Amounts due to affiliated companies	64,303	24,357	30,371	(119,031)	—
Long-term debt, current portion	—	809	—	—	809
Income taxes payable	1,148	16,078	8,750	—	25,976

Total current liabilities	77,650	141,086	79,387	(119,031)	179,092

Long-term debt	150,000	68,200	—	—	218,200
Amounts due to affiliated companies	—	7,499	6,281	(13,780)	—
Other noncurrent liabilities	94,920	45,485	18,597	—	159,002

Total liabilities	322,570	262,270	104,265	(132,811)	556,294

Shareholders’ equity:
Common stock and paid-in capital	137	318,216	75,479	(393,695)	137
Accumulated other comprehensive loss	(79,735)	(17,929)	(36,907)	54,836	(79,735)
Retained earnings	439,262	110,930	169,762	(280,692)	439,262

Total shareholders’ equity	359,664	411,217	208,334	(619,551)	359,664

Total liabilities and shareholders’ equity	$682,234	$673,487	$312,599	$(752,362)	$915,958

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

NewMarket Corporation and Subsidiaries

Condensed Consolidating Statements of Cash Flows

Six Months Ended June 30, 2009

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash provided from operating activities	$1,508	$113,166	$40,055	$—	$154,729

Cash flows from investing activities:
Capital expenditures	—	(10,974)	(4,164)	—	(15,138)
Foundry Park I capital expenditures	—	(23,822)	—	—	(23,822)
Proceeds from return of interest rate lock agreement	—	15,500	—	—	15,500
Deposit for interest rate lock agreement	—	(5,000)	—	—	(5,000)
Deposit for interest rate swap	(15,850)	—	—	—	(15,850)
Decrease in intercompany loans	—	12,999	—	(12,999)	—
Cash dividends from subsidiaries	63,474	—	—	(63,474)	—

Cash provided from (used in) investing activities	47,624	(11,297)	(4,164)	(76,473)	(44,310)

Cash flows from financing activities:
Draws on Foundry Park I construction loan	—	24,133	—	—	24,133
Net repayments under revolving credit agreement	(41,900)	—	—	—	(41,900)
Dividends	(6,842)	(63,474)	—	63,474	(6,842)
Change in book overdraft, net	—	1,411	—	—	1,411
Payment for financed intangible asset	—	(500)	—	—	(500)
Debt issuance costs	(412)	—	—	—	(412)
Proceeds from exercise of stock options	22	—	—	—	22
Repayment of intercompany note payable	—	—	(12,999)	12,999
Payments on the capital lease	—	(386)	—	—	(386)

Cash used in financing activities	(49,132)	(38,816)	(12,999)	76,473	(24,474)

Effect of foreign exchange on cash and cash equivalents	—	(885)	5,227	—	4,342

Increase in cash and cash equivalents	—	62,168	28,119	—	90,287
Cash and cash equivalents at beginning of year	—	4,408	17,353	—	21,761

Cash and cash equivalents at end of period	$—	$66,576	$45,472	$—	$112,048

NewMarket Corporation and Subsidiaries

Condensed Consolidating Statements of Cash Flows

Six Months Ended June 30, 2008

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash (used in) provided from operating activities	$(12,752)	$11,347	$(1,462)	$—	$(2,867)

Cash flows from investing activities:
Capital expenditures	—	(9,831)	(3,367)	—	(13,198)
Foundry Park I capital expenditures	—	(18,798)	—	—	(18,798)
Proceeds from interest rate lock agreement	—	1,050	—	—	1,050
(Increase) decrease in intercompany loans	(4,325)	213	(5,500)	9,612	—
Cash dividends from subsidiaries	15,073	—	—	(15,073)	—

Cash provided from (used in) investing activities	10,748	(27,366)	(8,867)	(5,461)	(30,946)

Cash flows from financing activities:
Draws on Foundry Park I construction loan	—	15,847	—	—	15,847
Repurchases of common stock	(6,811)	—	—	—	(6,811)
Dividends	(6,247)	(15,073)	—	15,073	(6,247)
Change in book overdraft, net	427	(2,636)	—	—	(2,209)
Payment for financed intangible asset	—	(500)	—	—	(500)
Proceeds from exercise of stock options	231	—	—	—	231
Excess tax benefits from stock-based payment arrangements	900	—	—	—	900
Repayment of intercompany note payable	—	—	(213)	213	—
Financing from affiliated companies	—	9,825	—	(9,825)	—
Payments on the capital lease	—	(363)	—	—	(363)

Cash (used in) provided from financing activities	(11,500)	7,100	(213)	5,461	848

Effect of foreign exchange on cash and cash equivalents	—	840	45	—	885

Decrease in cash and cash equivalents	(13,504)	(8,079)	(10,497)	—	(32,080)
Cash and cash equivalents at beginning of year	18,899	13,673	39,300	—	71,872

Cash and cash equivalents at end of period	$5,395	$5,594	$28,803	$—	$39,792

14.	Subsequent Events

We have performed an evaluation of subsequent events through July 28, 2009. Our filing of the Quarterly Report on Form 10-Q was made on July 29, 2009.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

These factors include, but are not limited to, changes in the demand for our products, increases in product cost and our ability to increase prices, timing of sales orders, gain or loss of significant customers, competition from other manufacturers and resellers, resolution of environmental liabilities, significant changes in new product introduction, the impact of fluctuations in foreign exchange rates on reported results of operations, changes in various markets, geopolitical risks in certain of the countries in which we conduct business, our ability to complete the construction of the office building for MeadWestvaco within budget and in a timely manner and obtain replacement financing for the construction loan, changes in credit market conditions, and other factors detailed from time to time in the reports we file with the SEC, including the risk factors in Item 1A, “Risk Factors,” in the 2008 Annual Report. Readers are urged to review and consider carefully the disclosures we make in our filings with the SEC.

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

Overview

Operations during the first six months of 2009 generated strong results with operating profit in our petroleum additives segment increasing significantly over the first six months of 2008. Net sales were lower, reflecting the challenging economic environment in which we operate. Our financial position continues to be very good. We paid down $41.9 million of outstanding debt on our revolving credit facility and our cash increased $90.3 million over the December 31, 2008 balance.

Results of Operations

Net Sales

Our consolidated net sales for the second quarter 2009 amounted to $370.9 million, representing a decrease of approximately 13% from the 2008 second quarter level of $425.9 million. Six months 2009 consolidated net sales decreased 12% to $708.0 million as compared to $808.2 million for six months 2008. The table below shows our consolidated segment net sales.

Segment Net Sales

(in millions)

	Second Quarter Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Petroleum additives	$368.2	$421.0	$703.0	$801.6
All other	2.7	4.9	5.0	6.6

Consolidated net sales	$370.9	$425.9	$708.0	$808.2

Petroleum Additives Segment

Petroleum additives net sales for the second quarter 2009 of $368.2 million decreased $52.8 million, or approximately 13%, from $421.0 million for the second quarter 2008. The decrease in sales reflects reductions in product shipments of 18% across all major product lines, but predominantly in the lubricant additives product lines. Also, included in the reduction in net sales between the 2009 and 2008 second quarter periods is an unfavorable foreign currency impact of approximately $14 million. This unfavorable impact from foreign exchange reflects the strengthening of the U.S. Dollar versus the other currencies in which we conduct business. Partially offsetting the unfavorable impacts from lower product shipments and foreign currency were higher selling prices which were implemented during 2008.

Six months 2009 petroleum additive net sales of $703.0 million were approximately 12% lower than six months 2008 results of $801.6 million. Similar to the second quarter results, the decrease between the two six months periods reflects lower product shipments and a significant unfavorable foreign currency impact of $25.1 million, which was partially offset by higher selling prices which were implemented during 2008. Product shipments were approximately 22% lower for six months 2009 than the same 2008 period. The decrease was primarily in the lubricant additives product lines.

The decrease in net sales for both 2009 periods reflects the impact of the worldwide economic slowdown and the destocking by our customers late in 2008 and early 2009. While product shipments were lower in 2009 than in 2008, product shipments increased 16% between the first quarter 2009 and second quarter 2009. As petroleum additive products are vital to the performance of modern machinery, we believe product shipments will continue to recover.

The table below details the approximate components of the decrease between the two second quarter and six months periods.

	Second Quarter	Six Months
	(in millions)	(in millions)
Period ended June 30, 2008	$421.0	$801.6
Decrease in shipments and changes in product mix	(65.7)	(155.7)
Change in selling prices, customer mix, and foreign currency	12.9	57.1

Period ended June 30, 2009	$368.2	$703.0

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

The table below reports segment operating profit for the second quarter and six months ended June 30, 2009 and June 30, 2008.

Segment Operating Profit

(in millions)

	Second Quarter Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Petroleum additives	$67.6	$31.6	$117.7	$69.4

All other	$(1.6)	$2.0	$(2.3)	$0.5

Petroleum Additives Segment

The petroleum additives operating profit increased $36.0 million when comparing second quarter 2009 to second quarter 2008 and $48.3 million when comparing six months 2009 to six months 2008. The operating profit margin was 18.4% for second quarter 2009 and 7.5% for second quarter 2008. Similarly, the petroleum additives operating profit margin was 16.8% for six months 2009 and 8.6% for six months 2008. The 2008 six months period included a gain of $3.2 million resulting from a legal settlement related to raw materials.

While six months 2009 results are significantly higher across both the lubricant additives and fuels additives product lines, the majority of the increase when comparing second quarter 2009 and second quarter 2008 was in the lubricant additives product lines.

The change in petroleum additives operating profit when comparing both the two second quarter periods and the two six-months periods was the result of several factors. The most significant favorable factors included lower raw material costs and higher selling prices. The key unfavorable factors were lower shipments, which are discussed above in the Net Sales section, and foreign currency impacts. While partially offset by selling price reductions made this year, the overall increase in selling prices for the 2009 second quarter and six months periods are the results of actions taken throughout 2008 to raise selling prices in response to higher raw material costs. Foreign currency resulted in an unfavorable impact of approximately $10 million when comparing operating profit from second quarter 2009 with second quarter 2008 and approximately $13 million when comparing the two six-month periods.

SG&A decreased approximately $2.4 million or 9% for second quarter 2009, while R&D decreased approximately $800 thousand or 4% when compared to the same 2008 period. For six months 2009, SG&A decreased $4.9 million or 10% and R&D decreased $2.3 million or 5% compared to six months 2008. The decreases were substantially the result of a favorable foreign currency impact. We continue to invest in SG&A and R&D to support our customers’ programs and to develop the technology required to remain a leader in this industry.

The following discussion references the Consolidated Financial Statements beginning on page 3 of this Quarterly Report on Form 10-Q.

Interest and Financing Expenses

Interest and financing expenses were $2.9 million for both second quarter 2009 and second quarter 2008. Six months 2009 amounted to $5.8 million, while six months 2008 was $5.9 million.

Average interest rates for the second quarter 2009 were substantially unchanged from second quarter 2008, while average debt during second quarter 2009 was lower as we had no debt drawn on the revolving credit facility during second quarter 2009. Amortization of deferred financing costs was higher due to the cost related to increased commitment levels achieved on the revolving credit facility. See Note 7 in the Notes to Consolidated Financial Statements.

Six months 2009 average interest rates were slightly lower than the same 2008 period. The impact of the slightly lower interest rates for six months 2009 was offset by higher average debt during six months 2009. Similar to the second quarter 2009, amortization of deferred financing costs was higher than six months 2008.

Other (Expense) Income, Net

Other expense, net for both second quarter 2009 and six months 2009 was $11.9 million. The amount in both 2009 periods includes an unrealized loss of $11. 9 million on a derivative instrument representing an interest rate swap recorded at fair value, which we entered into on June

25, 2009. See Note 9 in the Notes to Consolidated Financial Statements for additional information on the interest rate swap. Other income, net was $300 thousand for second quarter 2008 and $700 thousand for six months 2008 and primarily represented investment income earned on excess cash.

Income Tax Expense

Income tax expense was $15.7 million for the second quarter 2009 and $9.6 million for second quarter 2008. The effective tax rate was 33.9% for second quarter 2009 and 35.3% for second quarter 2008. The increase in income before income tax expense resulted in an increase of $6.8 million in income taxes, while the decrease in the effective tax rate from 2008 to 2009 resulted in a decrease of approximately $700 thousand in income taxes when comparing the second quarter 2009 and 2008 periods.

Six months 2009 income tax expense was $30.0 million with an effective tax rate of 33.6%. Income tax expense for six months 2008 was $19.8 million with an effective tax rate of 34.6%. The increase in income before income tax expense from 2008 to 2009 resulted in an increase of $11.1 million, which was partially offset by the reduction in the effective tax rate, resulting in a decrease in income tax expense of $900 thousand.

The effective tax rate for both second quarter 2009 and six months 2009 includes the benefit of the settlement of certain income tax issues with the IRS.

Our deferred taxes are in a net asset position. Based on our current projections, we believe that we will recover the full benefit of our deferred tax assets and have therefore not recorded a valuation allowance.

Cash Flows, Financial Condition, and Liquidity

Cash and cash equivalents at June 30, 2009 were $112.0 million, which was an increase of $90.3 million since December 31, 2008 and included a $4.3 million favorable impact from foreign currency translation.

We expect that cash from operations, together with borrowing available under our revolving credit facility, will continue to be sufficient to cover our operating expenses for the foreseeable future.

Cash Flows – Operating Activities

Cash flows provided from operating activities for the six months 2009 were $154.7 million and included a decrease of $76.9 million in working capital, including lower inventories, as well as higher accounts payable and income taxes payable. The decrease in inventories reflects the results of our efforts to lower inventories in response to the decreased demand for our products. The increase in accounts payable reflects a normal increase from an unusually low level of accounts payable at December 31, 2008. The increase in income taxes payable reflects the higher earnings levels in 2009.

Including cash, we had working capital of $335.3 million at June 30, 2009 and $310.3 million at December 31, 2008. The current ratio was 2.87 to 1 at June 30, 2009 and 3.28 to 1 at December 31, 2008.

Cash Flows – Investing Activities

Cash used in investing activities was $44.3 million during six months 2009 and included a net return of funds of $10.5 million for a deposit related to the interest rate lock agreement, which is discussed below, as well as funding of $15.9 million for a deposit related to the Goldman Sachs interest rate swap. Further information on the interest rate swap is discussed below and in Note 9 in the Notes to Consolidated Financial Statements. Excluding the construction of the office building by Foundry Park I, we funded capital expenditures of $15.1 million through June 30, 2009. We estimate our total capital spending during 2009, excluding the capital expenditures by Foundry Park I, will be approximately $40 million to $45 million. We expect to continue to finance capital spending, excluding the expenditures for the construction of the office building by Foundry Park I, through cash on hand and cash provided from operations, together with borrowing available under our revolving credit facility.

Capital expenditures during six months 2009 related to the Foundry Park I project amounted to $23.8 million. We expect capital expenditures in 2009 related to the construction of the office building will be approximately $63 million which will be substantially borrowed under our construction loan.

Cash Flows – Financing Activities

Cash used in financing activities during six months 2009 amounted to $24.5 million. The use of cash included the funding of dividends of $6.8 million, as well as debt issuance costs of $400 thousand and a payment of $500 thousand on the fourth quarter 2006 acquisition of an intangible asset. Our book overdraft increased $1.4 million.

We had total long-term debt, including the current portion, of $219.0 million at June 30, 2009, representing a decrease of approximately $18.2 million in our total debt since December 31, 2008. The decrease resulted from the payment of $41.9 million under the revolving credit facility and $400 thousand on capital leases, which was partially offset by borrowings on the construction loan of $24.1 million.

In addition to the Foundry Park I construction loan which is discussed below, at June 30, 2009, we had outstanding senior notes in the aggregate principal amount of $150 million that bear interest at a fixed rate of 7.125% and are due in 2016.

At June 30, 2009, we also have a $139.25 million revolving credit facility for general corporate purposes that bears interest at variable rates. The revolving credit facility includes a $75 million sub-facility for letters of credit. The facility matures on December 21, 2011. At June 30, 2009, we had no outstanding borrowings under the revolving credit facility. We had outstanding letters of credit of $4.3 million at June 30, 2009, resulting in the unused portion of the revolver amounting to $135.0 million.

Both the senior notes and the revolving credit facility contain covenants, representations, and events of default that management considers typical of credit agreements of this nature. We were in compliance with these covenants as of both June 30, 2009 and December 31, 2008.

As a percentage of total capitalization (total debt and shareholders’ equity), our total debt decreased from 44.9% at the end of 2008 to 37.8% at June 30, 2009. The change in the percentage was primarily the result of the decrease in debt, as well as an increase in shareholders’ equity. The increase in shareholders’ equity reflects our earnings, partially offset by the impact of dividend payments. Normally, we repay any outstanding long-term debt with cash from operations or refinancing activities.

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

Interest Rate Lock Agreement

The construction loan for the Foundry Park I project to construct an office building for MeadWestvaco is being financed by a group of banks and matures in August 2010. Prior to commencing construction, we took actions to identify the possible permanent lending source after construction. To that end, Foundry Park I entered into an Application with Principal dated February 26, 2007 which outlined the terms and conditions under which Principal would provide permanent, fixed-rate financing in the maximum amount of $116,000,000 amortized over 25 years with all amounts due 13.5 years after the date of the loan. The Application was not a loan commitment due to the lengthy time period of thirty-four months until the completion of the building. In order to obtain a fixed-rate loan, we entered into a rate lock agreement with Principal dated February 26, 2007. Principal simultaneously entered into a hedge with a third party based mainly on the forward rates of ten-year Treasuries. We were not a party to that hedging agreement. Under the rate lock agreement, we agreed to post a deposit with Principal and to increase the amount of that deposit if the exposure to Principal on their hedge increased.

Principal and Foundry Park I have determined that the loan terms set forth in the Application could not be syndicated based on current market conditions. As a result, Principal and Foundry Park I have terminated the loan application and related rate lock agreement and have mutually released each other from their respective rights and obligations under those arrangements. While we are currently investigating alternative financing to replace the Foundry Park I project construction loan when it matures and believe that we can obtain financing on acceptable terms, we cannot predict the financing terms which will be available at that time. See Note 9 for additional information on the termination of the rate lock agreement and subsequent entry into an interest rate swap related to the Foundry Park I project. All amounts which we had deposited with Principal under the rate lock agreement have effectively been returned to us at the termination of the rate lock agreement as Principal transferred the deposited funds to Goldman Sachs as collateral for the interest rate swap related to the Foundry Park I project.

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

Intangibles, Net of Amortization and Goodwill

We have certain identifiable intangibles, as well as goodwill, amounting to $49.5 million at June 30, 2009. These intangibles relate to our petroleum additives business and, except for the goodwill, are being amortized over periods with up to approximately twenty years of remaining life. We continue to assess the market related to these intangibles, as well as their specific values, and have concluded the values and amortization periods are appropriate. We also evaluate these intangibles for any potential impairment when significant events or circumstances occur that might impair the value of these assets. These evaluations continue to support the value at which these identifiable intangibles are carried on our financial statements. However, if conditions were to substantially deteriorate in this market, it could possibly cause a reduction in the periods of the amortization charge or result in a noncash write-off of a portion of the intangibles’ carrying value. A reduction in the amortization period would have no effect on cash flows. We do not anticipate such a change in the market conditions.

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

Recently Issued Accounting Pronouncements

For a full discussion of the more significant pronouncements which may impact our financial statements, see Note 12 in the Notes to Consolidated Financial Statements.

Outlook

The performance of our business for the first six months of this year was outstanding. We have actively managed our business during very challenging economic times and are confident in our strategy to serve our customers by helping them succeed in their marketplace by providing innovative solutions. We feel our financial results are a measure of how we are performing against that strategy.

We believe we returned to more historical levels of demand during the last part of the second quarter. We expect that some of the increase in product demand during the second quarter was a restocking effort, but also believe that underlying demand is increasing. For the first six months of 2009, our product shipments were 22% lower than the first six months of last year. We expect that the difference in product shipments between the second half of 2009 and the second half of 2008 will not be as significant. We are cautious in our outlook for demand, as we are still operating in a very uncertain economic environment. While we are pleased with this return to a more historical level of demand, it does present challenges that we will be managing. Our plants are running at very high rates, raw materials costs are beginning to increase, and we are experiencing some tightness in raw material availability.

Our operating margins have recovered from the low levels of last year. The improvement in operating margins during the first six months of the year will allow us to continue our investment in R&D programs and deliver measurable value to our customers. However, as raw material costs increase, we do not expect that operating margins will be sustainable at current levels.

In late July, we announced that we are expanding our supply chain capabilities by investing in a manufacturing facility in Singapore. This new plant will enable us to better serve our customers in that region with shorter lead-times and improved security of supply. In addition, the facility will allow us to manufacture to the specifications of our customers in the region with our most current technology. This investment in Singapore, along with the recent investments in R&D facilities in the region, will allow us to develop and produce customized solutions within the region to meet the specific demands of the region. While the initial capacity will represent a small increase to our overall global production capacity, the facility will be scalable, allowing us to add capacity as demand in that region grows.

Our project to construct a multi-story office building for MeadWestvaco continues to progress as expected. The project will be completed later this year. We are continuing our efforts to find financing to replace the construction loan, which is due in August 2010.

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

Other than our foreign currency risk and the entry into an interest rate swap, there have been no significant changes in our market risk from the information provided in the 2008 Annual Report.

At June 30, 2009, we had $8.4 million in Euro-denominated foreign currency forward contracts outstanding. With other variables held constant, a hypothetical 10% adverse change in the June 30, 2009 forward Euro rates would have resulted in a decrease of approximately $800 thousand in the value of the contracts.

On June 25, 2009, we entered into an interest rate swap with Goldman Sachs. We record the derivative at fair value, which amounted to $11.9 million at June 30, 2009. Any change in fair value is recognized immediately in earnings. With other variables held constant, a hypothetical 50 basis point adverse parallel shift in the LIBOR yield curve would have resulted in an increase of approximately $5 million in the fair value liability of the interest rate swap.

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

There has been no change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Part I, Item 1A of our 2008 Annual Report describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our results of operations and our financial condition. We do not believe that there have been any material changes to the risk factors previously disclosed in our 2008 Annual Report except as highlighted below.

•

Development, construction, and permanent financing risks associated with Foundry Park I could adversely affect our financial results – we may incur losses, which could be material, for breakage fees under an interest rate lock agreement in connection with our application for permanent financing.

As previously discussed in this Quarterly Report on Form 10-Q, during the second quarter 2009, Principal and Foundry Park I have terminated the interest rate lock agreement. As a result, this risk factor no longer exists.

•	We may incur losses, which could be material, related to the Goldman Sachs interest rate swap if the forward rates for three-month LIBOR decrease significantly.

ITEM 4.	Submission of Matters to a Vote of Security Holders

At the annual meeting of NewMarket shareholders held on April 23, 2009, the shareholders elected the directors nominated in the NewMarket Proxy Statement, dated March 13, 2009, with the following affirmative votes and votes withheld:

Director	Affirmative Votes	Votes Withheld
Phyllis L. Cothran	13,785,753	228,654
Mark M. Gambill	13,749,282	265,125
Bruce C. Gottwald	13,767,490	246,917
Thomas E. Gottwald	13,816,699	197,708
Patrick D. Hanley	13,907,748	106,659
James E. Rogers	13,929,609	84,798
Charles B. Walker	13,805,215	209,192

The shareholders also approved the following proposals:

Proposal	Affirmative Votes	Votes Against	Abstentions
To ratify the appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm for the fiscal year ending December 31, 2009	13,605,766	397,807	10,834
To re-approve the material terms of performance goals under the NewMarket Corporation 2004 Incentive Compensation and Stock Plan	13,500,574	444,119	69,714

There were no broker non-votes with respect to the election of directors, the ratification of our independent registered public accounting firm, or the re-approval of the material terms of the performance goals under the NewMarket Corporation 2004 Incentive Compensation and Stock Plan.

ITEM 6.	Exhibits

Exhibit 3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form 10-K (File No. 1-32190) filed March 14, 2005)

Exhibit 3.2	NewMarket Corporation Bylaws Amended and Restated effective April 23, 2009 (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 1-32190) filed February 23, 2009)

Exhibit 10.1	Joinder Agreement dated as of April 20, 2009 by and among Citizens Bank of Pennsylvania, NewMarket Corporation and SunTrust Bank (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32190) filed April 23, 2009)

Exhibit 10.2	International Swap Dealers Association, Inc. Master Agreement dated June 25, 2009, between NewMarket Corporation and Goldman Sachs Bank USA (ISDA Master Agreement) (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32190) filed June 30, 2009)

Exhibit 10.3	Schedule to the ISDA Master Agreement dated June 25, 2009 (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 1-32190) filed June 30, 2009)

Exhibit 10.4	Credit Support Annex to the Schedule to the ISDA Master Agreement dated June 25, 2009, between NewMarket Corporation and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.3 to Form 8-K (File No. 1-32190) filed June 30, 2009)

Exhibit 10.5	Supplement Agreement dated June 30, 2009 between NewMarket Corporation and Citizens Bank of Pennsylvania, as Increasing Lender, and accepted by SunTrust Bank, as Administrative Agent (incorporated by reference to Exhibit 10.4 to Form 8-K (File No.1-32190) filed June 30, 2009)

Exhibit 31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald

Exhibit 31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by David A. Fiorenza

Exhibit 32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald

Exhibit 32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David A. Fiorenza

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMARKET CORPORATION
(Registrant)

Date: July 29, 2009	By:	/s/ D. A. Fiorenza
David A. Fiorenza
Vice President and Treasurer (Principal Financial Officer)

Date: July 29, 2009	By:	/s/ Wayne C. Drinkwater
Wayne C. Drinkwater
Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald

Exhibit 31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by David A. Fiorenza

Exhibit 32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald

Exhibit 32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David A. Fiorenza