Form 10-Q
period 2009-09-30
NEWMARKET CORP
filed 2009-10-27
CIK 1282637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Number of shares of common stock, without par value, outstanding as of September 30, 2009: 15,207,989.

NEWMARKET CORPORATION

I N D E X

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per-share amounts)

(Unaudited)

	Third Quarter Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Net sales	$417,832	$440,604	$1,125,881	$1,248,836
Cost of goods sold	274,865	367,026	780,427	1,011,462

Gross profit	142,967	73,578	345,454	237,374

Selling, general, and administrative expenses	27,618	28,476	83,141	87,748
Research, development, and testing expenses	21,602	19,471	61,448	61,579

Operating profit	93,747	25,631	200,865	88,047

Interest and financing expenses	2,909	2,966	8,704	8,854
Other (expense) income, net	(3,804)	222	(15,734)	901

Income before income tax expense	87,034	22,887	176,427	80,094
Income tax expense	30,347	6,415	60,394	26,226

Net income	$56,687	$16,472	$116,033	$53,868

Basic earnings per share	$3.73	$1.08	$7.63	$3.49

Diluted earnings per share	$3.72	$1.07	$7.61	$3.48

Shares used to compute basic earnings per share	15,208	15,306	15,205	15,418

Shares used to compute diluted earnings per share	15,245	15,365	15,243	15,493

Cash dividends declared per common share	$0.25	$0.20	$0.70	$0.60

See accompanying notes to the consolidated financial statements.

NEWMARKET CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	September 30 2009	December 31 2008
ASSETS
Current assets:
Cash and cash equivalents	$133,770	$21,761
Short-term investments	300	—
Trade and other accounts receivable, less allowance for doubtful accounts ($1,141 in 2009 and 2008)	229,603	203,551
Inventories:
Finished goods	144,371	158,325
Raw materials	30,582	34,657
Stores, supplies and other	7,504	8,090

	182,457	201,072

Deferred income taxes	27,677	14,090
Prepaid expenses and other current assets	9,141	5,704

Total current assets	582,948	446,178

Property, plant and equipment, at cost	922,941	848,011
Less accumulated depreciation and amortization	629,492	606,275

Net property, plant and equipment	293,449	241,736

Prepaid pension cost	36	159
Deferred income taxes	40,154	37,744
Other assets and deferred charges	41,283	31,566
Intangibles, net of amortization and goodwill	47,271	54,069

Total assets	$1,005,141	$811,452

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$100,447	$60,505
Accrued expenses	66,992	63,715
Dividends payable	3,319	2,646
Book overdraft	2,896	999
Long-term debt, current portion	86,055	784
Income taxes payable	22,341	7,264

Total current liabilities	282,050	135,913

Long-term debt	150,358	236,378
Other noncurrent liabilities	160,283	148,038

Commitments and contingencies (Note 8)

Shareholders’ equity:
Common stock and paid-in capital (without par value); authorized shares - 80,000,000; Outstanding shares - 15,207,989 in 2009 and 15,199,207 in 2008	266	115
Accumulated other comprehensive loss	(79,963)	(95,750)
Retained earnings	492,147	386,758

	412,450	291,123

Total liabilities and shareholders’ equity	$1,005,141	$811,452

See accompanying notes to the consolidated financial statements.

NEWMARKET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30
	2009	2008
Cash and cash equivalents at beginning of year	$21,761	$71,872

Cash flows from operating activities:
Net income	116,033	53,868
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and other amortization	23,485	20,449
Amortization of deferred financing costs	887	749
Noncash environmental remediation and dismantling	4,025	811
Noncash pension benefits expense	10,147	8,797
Noncash postretirement benefits expense	1,982	2,014
Noncash foreign exchange loss	551	3,978
Deferred income tax (benefit) expense	(19,491)	3,857
Unrealized loss (gain) on derivative instruments - net	15,884	(356)
Gain on legal settlement	—	(3,227)
Working capital changes	67,283	(69,908)
Excess tax benefits from stock-based payment arrangements	—	(900)
Cash pension benefits contributions	(17,308)	(10,996)
Cash postretirement benefits contributions	(1,005)	(1,423)
Proceeds from legal settlement	—	3,227
Other, net	(7,856)	623

Cash provided from operating activities	194,617	11,563

Cash flows from investing activities:
Capital expenditures	(26,506)	(21,831)
Foundry Park I capital expenditures	(40,403)	(29,046)
Purchase of short-term investment	(300)	—
Acquisition of business	—	(14,721)
Deposits for interest rate lock agreement	(5,000)	—
Return of deposits for interest rate lock agreement	15,500	1,050
Return of deposits for interest rate swap	9,930	—
Deposits for interest rate swap	(29,900)	—

Cash used in investing activities	(76,679)	(64,548)

Cash flows from financing activities:
Draws on Foundry Park I construction loan	41,735	25,083
Net (repayments) borrowings under revolving credit agreement	(41,900)	31,800
Repurchases of common stock	—	(26,810)
Dividends	(10,644)	(12,090)
Change in book overdraft, net	1,897	(1,637)
Payment for financed intangible asset	(750)	(750)
Debt issuance costs	(412)	—
Proceeds from exercise of stock options	31	246
Excess tax benefits from stock-based payment arrangements	—	900
Payments on the capital lease	(584)	(548)

Cash (used in) provided from financing activities	(10,627)	16,194

Effect of foreign exchange on cash and cash equivalents	4,698	(1,590)

Increase (decrease) in cash and cash equivalents	112,009	(38,381)

Cash and cash equivalents at end of period	$133,770	$33,491

See accompanying notes to the consolidated financial statements.

NEWMARKET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Financial Statement Presentation

In the opinion of management, the accompanying consolidated financial statements of NewMarket Corporation and its subsidiaries contain all necessary adjustments for the fair presentation of, in all material respects, our consolidated financial position as of September 30, 2009, as well as our consolidated results of operations for the third quarter and nine months ended September 30, 2009 and September 30, 2008 and our consolidated cash flows for the nine months ended September 30, 2009 and September 30, 2008. All adjustments are of a normal, recurring nature, unless otherwise disclosed. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the NewMarket Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (2008 Annual Report), as filed with the Securities and Exchange Commission (SEC). The results of operations for the nine month period ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009. The December 31, 2008 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Unless the context otherwise requires, all references to “we,” “us,” “our,” the “Company” and “NewMarket” are to NewMarket Corporation and its consolidated subsidiaries.

Certain amounts in the accompanying financial statements have been reclassified to conform to the current presentation. There was no effect on net income.

At both September 30, 2009 and December 31, 2008, we had a book overdraft for some of our disbursement cash accounts. A book overdraft represents transactions that have not cleared the bank accounts at the end of the reporting period. There are no agreements with the same banks to offset the presented balance. We transfer cash on an as-needed basis to fund these items as they clear the bank in subsequent periods.

Cash dividends totaling 70 cents per share for the nine months ended September 30, 2009 and 60 cents per share for the nine months ended September 30, 2008 were declared and paid as shown in the table below.

Year	Date Declared	Date Paid	Per Share Amount
2009	February 19, 2009	April 1, 2009	20 cents
	April 23, 2009	July 1, 2009	25 cents
	July 30, 2009	October 1, 2009	25 cents

2008	February 28, 2008	April 1, 2008	20 cents
	April 24, 2008	July 1, 2008	20 cents
	July 31, 2008	October 1, 2008	20 cents

NEWMARKET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

During the nine months ended September 30, 2009, we had noncash investing activity of $5.8 million related to capital expenditures incurred, but not paid, for the construction of the office building by Foundry Park I, LLC (Foundry Park I).

2. Asset Retirement Obligations

The following table illustrates the activity associated with our asset retirement obligations for the nine months ended September 30, 2009 and September 30, 2008.

	2009	2008
	(in thousands)
Asset retirement obligations, January 1	$3,009	$5,048
Liabilities incurred	2,000	—
Accretion expense	135	220
Liabilities settled	(1,539)	(1,070)
Changes in expected cash flows and timing	(526)	(417)
Foreign currency impact	—	(8)

Asset retirement obligations, September 30	$3,079	$3,773

3. Segment Information

The tables below show our consolidated segment net sales, operating profit (including a reconciliation of segment operating profit to income before income taxes), and depreciation and amortization.

The “All other” category includes the continuing operations of the tetraethyl lead (TEL) business (primarily sales of TEL in North America), certain contract manufacturing Ethyl Corporation (Ethyl) provides to Afton Chemical Corporation (Afton) and to third parties, as well as the real estate development activities.

The real estate development operating segment represents the construction of the office building by Foundry Park I. Total segment assets of the real estate development operating segment amounted to $104.0 million at September 30, 2009 and $62.9 million at December 31, 2008. Additions to long-lived assets for the real estate development operating segment were $41.1 million for nine months 2009. Since its inception, there has been no sales revenue and an insignificant operating loss of the real estate development operating segment, as the building has been under construction. We expect to begin recognizing rental revenue beginning in 2010.

NEWMARKET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Segment Net Sales

(in millions)

	Third Quarter Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Petroleum additives	$413.7	$437.2	$1,116.7	$1,238.8
All other	4.1	3.4	9.2	10.0

Consolidated net sales	$417.8	$440.6	$1,125.9	$1,248.8

Segment Operating Profit (in millions)
	Third Quarter Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Petroleum additives (a)	$96.3	$28.1	$214.0	$97.5
All other	1.0	0.5	(1.3)	1.0

Segment operating profit	97.3	28.6	212.7	98.5
Corporate, general, and administrative expenses	(3.3)	(3.3)	(12.1)	(10.9)
Interest and financing expenses	(2.9)	(3.0)	(8.7)	(8.9)
Unrealized loss on interest rate swap agreement (b)	(3.8)	—	(15.7)	—
Other (expense) income, net	(0.3)	0.6	0.2	1.4

Income before income taxes	$87.0	$22.9	$176.4	$80.1

(a)	Petroleum additives segment operating profit for nine months 2008 includes a gain of $3.2 million from a class action lawsuit related to raw materials.
(b)	The unrealized loss on the interest rate swap agreement represents the change, since the beginning of the reporting period, in the fair value of an interest rate swap which we entered into on June 25, 2009. We are not using hedge accounting to record the interest rate swap, and accordingly, any change in the fair value is immediately recognized in earnings.

NEWMARKET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Segment Depreciation and Amortization

(in millions)

	Third Quarter Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Petroleum additives	$7.6	$6.4	$22.4	$19.3
All other	—	0.1	0.1	0.1
Corporate	0.6	0.6	1.9	1.8

Total depreciation and amortization	$8.2	$7.1	$24.4	$21.2

4. Pension and Postretirement Benefit Plans

During the nine months ended September 30, 2009, we made cash contributions of approximately $10.8 million for domestic pension plans and approximately $900 thousand for domestic postretirement benefit plans. We expect to make total cash contributions in 2009 of approximately $15 million for our domestic pension plans and approximately $1 million for our domestic postretirement benefit plans.

We made cash contributions of approximately $6.5 million for our foreign pension plans and approximately $100 thousand for a foreign postretirement benefit plan during the nine months ended September 30, 2009. During 2009, we expect to make total cash contributions of approximately $8 million for our foreign pension plans and approximately $150 thousand for our foreign postretirement benefit plan.

NEWMARKET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The tables below present information on periodic benefit cost for our pension and postretirement benefit plans.

	Domestic
	Pension Benefits		Postretirement Benefits
	Third Quarter Ended September 30
	2009	2008	2009	2008
	(in thousands)
Service cost	$1,493	$1,420	$260	$191
Interest cost	2,041	1,938	806	716
Expected return on plan assets	(2,301)	(1,931)	(388)	(413)
Amortization of prior service cost	72	73	1	2
Amortization of net loss (gain)	672	559	(169)	(300)

	$1,977	$2,059	$510	$196

	Domestic
	Pension Benefits		Postretirement Benefits
	Nine Months Ended September 30
	2009	2008	2009	2008
	(in thousands)
Service cost	$4,290	$3,986	$814	$758
Interest cost	5,951	5,622	2,556	2,619
Expected return on plan assets	(6,444)	(5,839)	(1,226)	(1,244)
Amortization of prior service cost	217	219	6	8
Amortization of net loss (gain)	1,927	1,415	(340)	(313)

	$5,941	$5,403	$1,810	$1,828

NEWMARKET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Foreign
	Pension Benefits		Postretirement Benefits
	Third Quarter Ended September 30
	2009	2008	2009	2008
	(in thousands)
Service cost	$673	$741	$3	$5
Interest cost	1,321	1,469	37	32
Expected return on plan assets	(1,024)	(1,450)	—	—
Amortization of prior service cost	19	20	—	—
Amortization of transition asset	(9)	(9)	12	12
Amortization of net loss	434	350	9	11

	$1,414	$1,121	$61	$60

	Foreign
	Pension Benefits		Postretirement Benefits
	Nine Months Ended September 30
	2009	2008	2009	2008
	(in thousands)
Service cost	$1,904	$2,251	$9	$14
Interest cost	3,732	4,469	104	100
Expected return on plan assets	(2,880)	(4,423)	—	—
Amortization of prior service cost	53	62	—	—
Amortization of transition asset	(25)	(29)	34	39
Amortization of net loss	1,224	1,064	25	33
Settlement loss	198	—	—	—

	$4,206	$3,394	$172	$186

The settlement loss for the nine months ended September 30, 2009 represents the termination of a pension plan of our Ethyl subsidiary in Belgium.

NEWMARKET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

	Third Quarter Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
	(in thousands, except per-share amounts)
Basic earnings per share
Numerator:
Net income	$56,687	$16,472	$116,033	$53,868

Denominator:
Weighted-average number of shares of common stock outstanding	15,208	15,306	15,205	15,418

Basic earnings per share	$3.73	$1.08	$7.63	$3.49

Diluted earnings per share
Numerator:
Net income	$56,687	$16,472	$116,033	$53,868

Denominator:
Weighted-average number of shares of common stock outstanding	15,208	15,306	15,205	15,418
Shares issuable upon exercise of stock options	37	59	38	75

Total shares	15,245	15,365	15,243	15,493

Diluted earnings per share	$3.72	$1.07	$7.61	$3.48

NEWMARKET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6. Intangibles, net of amortization

The following table provides certain information related to our intangible assets. All of the intangibles relate to the petroleum additives segment.

	Identifiable Intangibles
	September 30 2009		December 31 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Amortizing intangible assets
Formulas	$88,687	$57,430	$88,687	$53,476
Contracts	16,380	6,150	16,380	3,687
Customer base	5,440	517	5,440	136
Goodwill	861	—	861	—

	$111,368	$64,097	$111,368	$57,299

Amortization expense for the third quarter and nine month periods was (in millions):

• Third quarter ended September 30, 2009	$2.2
• Nine months ended September 30, 2009	$6.8

• Third quarter ended September 30, 2008	$1.5
• Nine months ended September 30, 2008	$4.6

Estimated annual amortization expense related to our intangible assets for the next five years is expected to be (in millions):

• 2009	$8.9
• 2010	$8.3
• 2011	$8.0
• 2012	$6.9
• 2013	$6.6

We amortize the cost of the customer base intangible by an accelerated method and the cost of the remaining intangible assets by the straight-line method over their estimated economic lives. We generally amortize contracts over 1.5 to 10 years and formulas, as well as the customer base, over 20 years.

NEWMARKET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7. Long-term Debt

Long-term debt consisted of the following:

	September 30 2009	December 31 2008
	(in thousands)
Senior notes - 7.125% due 2016	$150,000	$150,000
Foundry Park I construction loan - due 2010	85,234	43,499
Revolving credit facility - due 2011	—	41,900
Capital lease obligations	1,179	1,763

	236,413	237,162
Current maturities of long-term debt	(86,055)	(784)

	$150,358	$236,378

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

All of these transactions resulted in a commitment level of $139.25 million at September 30, 2009. We paid financing costs of $400 thousand related to these transactions, which will be amortized over the remaining term of the revolving credit facility. We had outstanding letters of credit of $4.6 million at September 30, 2009, resulting in the unused portion of the revolving credit facility amounting to $134.7 million.

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

NEWMARKET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

At a former TEL plant site located in Louisiana, we have completed significant environmental remediation, although we will be monitoring and treating the site for an extended period. The accrual for this site was $7.6 million at September 30, 2009 and $8.8 million at December 31, 2008. We based these amounts on the best estimate of future costs discounted at approximately 3% in 2009 and 2% in 2008. An inflation factor is included in the estimate. The undiscounted liability was $10.1 million at September 30, 2009 and $9.6 million at December 31, 2008. The expected payments over the next five years amount to approximately $800 thousand in 2010 and $600 thousand for each of the years 2011 through 2014. Expected payments thereafter amount to approximately $7 million.

At a plant site in Houston, Texas, we have accruals of $8.0 million at September 30, 2009 and $6.7 million at December 31, 2008 for environmental remediation, dismantling, and decontamination. Included in these amounts are $7.7 million at September 30, 2009 and $5.8 million at December 31, 2008 for remediation. The increase in the accruals between 2008 and 2009 primarily relate to additional costs expected to be incurred for the closure of a landfill on the plant site. The accruals for this site are discounted at approximately 3% at September 30, 2009 and approximately 4% at December 31, 2008 for a portion of the site. The accruals include an inflation factor. The undiscounted accrual for this site was $11.3 million at September 30, 2009 and $7.8 million at December 31, 2008. The expected payments over the next five years are approximately $500 thousand in 2010, $800 thousand in 2011, $2.6 million in 2012, and $200 thousand for each of 2013 and 2014. Expected payments thereafter amount to approximately $6.8 million.

At a superfund site in Louisiana, we have an accrual of $2.8 million at September 30, 2009 and $3.3 million at December 31, 2008 for environmental remediation. The accrual for this site was discounted at approximately 3% and included an inflation factor. The undiscounted accrual for this site was $3.4 million at September 30, 2009 and $3.3 million at December 31, 2008. The expected payments over the next five years amount to approximately $600 thousand in 2010 and $200 thousand each for years 2011 through 2014. Expected payments thereafter amount to approximately $2.0 million.

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

NEWMARKET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Our total accruals for environmental remediation were approximately $22.3 million at September 30, 2009 and $20.6 million at December 31, 2008. In addition to the accruals for environmental remediation, we also have accruals for dismantling and decommissioning costs of $500 thousand at September 30, 2009 and $1.3 million at December 31, 2008.

Letters of Credit and Guarantees

We have outstanding guarantees with several financial institutions in the amount of $27.8 million at September 30, 2009. The guarantees are secured by letters of credit, as well as cash collateral. The outstanding letters of credit amounted to $4.6 million at September 30, 2009, all of which were issued under the letter of credit sub-facility of our revolving credit facility. See Note 7 in the Notes to Consolidated Financial Statements. The letters of credit primarily relate to insurance guarantees. We renew letters of credit as necessary. The remaining amounts represent performance, lease, custom and excise tax guarantees, as well as a cash deposit of $20.0 million related to the Goldman Sachs Bank USA (Goldman Sachs) interest rate swap. The cash deposit is recorded in “Other assets and deferred charges” on the Consolidated Balance Sheet. See Note 9 in the Notes to Consolidated Financial Statements. Expiration dates range from 2009 to 2012. Some of the guarantees have no expiration date.

We cannot estimate the maximum amount of potential liability under the guarantees. However, we accrue for potential liabilities when a future payment is probable and the range of loss can be reasonably estimated.

Interest Rate Lock Agreement

The construction loan for the Foundry Park I project to construct an office building for MeadWestvaco is being financed by a group of banks and matures in August 2010. Prior to commencing construction, we took actions to identify the possible permanent lending source after construction. To that end, Foundry Park I entered into an Application with Principal Commercial Funding II, LLC (Principal) dated February 26, 2007, which outlined the terms and conditions under which Principal would provide permanent, fixed-rate financing in the maximum amount of $116,000,000 amortized over 25 years with all amounts due 13.5 years after the date of the loan. The Application was not a loan commitment due to the lengthy time period of thirty-four months until the completion of the building. In order to obtain a fixed-rate loan, we entered into a rate lock agreement with Principal dated February 26, 2007. Principal simultaneously entered into a hedge with a third party based mainly on the forward rates of ten-year Treasuries. We were not a party to that hedging agreement. Under the rate lock agreement, we agreed to post a deposit with Principal and to increase the amount of that deposit if the exposure to Principal on their hedge increased.

In June 2009, Principal and Foundry Park I determined that the loan terms set forth in the Application could not be syndicated based on current market conditions. As a result, Principal and Foundry Park I terminated the loan application and related rate lock agreement and mutually released each other from their respective rights and obligations under those arrangements. While we are currently investigating alternative financing to replace the Foundry Park I project construction loan when it matures and believe that we can obtain financing on acceptable terms, we cannot predict the financing terms which will be available at that time. See Note 9 in the Notes to Consolidated Financial Statements for additional information on the termination of the rate lock agreement and subsequent entry into an interest rate swap with Goldman Sachs related to the Foundry Park I project. All amounts which we had deposited with Principal under the rate lock agreement have effectively been returned to us at the termination of the rate lock agreement as Principal transferred the deposited funds to Goldman Sachs as collateral for the interest rate swap related to the Foundry Park I project.

NEWMARKET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

NEWMARKET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The construction loan interest rate swap involves the receipt of variable-rate amounts based on LIBOR in exchange for fixed-rate payments over the life of the agreement without exchange of the underlying notional amount. The fixed-rate payments are at a rate of 4.975%. The notional amount of the construction loan interest rate swap was approximately $84.0 million at September 30, 2009 and $52.9 million at December 31, 2008 and accretes to approximately $94.0 million over the term of the swap. The accreting notional amount is necessary to maintain the swap notional at an amount that represents approximately 85% of the projected construction loan principal balance over the loan term. The maturity date of the construction loan interest rate swap is January 1, 2010.

The unrealized loss, net of tax, related to the fair value of the construction loan interest rate swap and recorded in accumulated other comprehensive loss in shareholders’ equity on the Consolidated Balance Sheets, amounted to approximately $700 thousand at September 30, 2009 and $1.9 million at December 31, 2008. Also recorded as a component of accumulated other comprehensive loss in shareholders’ equity on the Consolidated Balance Sheets was the net amount of swap receipts and payments made since the inception of the construction loan interest rate swap. This amounted to approximately $2.0 million, net of tax, at September 30, 2009 and $400 thousand, net of tax, at December 31, 2008. Any amounts remaining in accumulated other comprehensive loss related to the construction loan interest rate swap will be recognized in the Consolidated Statements of Income over the depreciable life of the office building beginning at the completion of the construction project, which is currently expected to be late 2009. Approximately $80 thousand currently recognized in accumulated other comprehensive loss is expected to be reclassified into earnings over the next twelve months.

Non-designated Hedges

On June 25, 2009, we entered into an interest rate swap with Goldman Sachs in the notional amount of $97 million and with a maturity date of January 19, 2022 (Goldman Sachs interest rate swap). NewMarket entered into the Goldman Sachs interest rate swap in connection with the termination of a loan application and related rate lock agreement between Foundry Park I and Principal. See Note 8 above for further information on the transaction between Foundry Park I and Principal. When the rate lock agreement was originally executed in 2007, Principal simultaneously entered into an interest rate swap with a third party to hedge Principal’s exposure to fluctuation in the ten-year Treasuries rate. Upon the termination on June 25, 2009 of the rate lock agreement, Goldman Sachs both assumed Principal’s position with the third party and entered into an offsetting interest rate swap with NewMarket. Under the terms of this interest rate swap, NewMarket will make fixed rate payments at 5.3075% and Goldman Sachs will make variable rate payments based on three month LIBOR. We have collateralized this exposure through cash deposits posted with Goldman Sachs amounting to $20.0 million at September 30, 2009. This transaction effectively preserves the impact of the original rate lock agreement for the possible application to a future loan amount of $97 million of a similar structure.

In December 2008, we entered into $16.8 million of Euro-denominated forward contracts to minimize foreign currency exposure from expected cash flows from foreign operations. The forward contracts obligate us to sell Euros for U.S. Dollars at a fixed exchange rate of 1.403, which was agreed to at the inception of the contracts. These contracts have maturity dates through December 2009. The outstanding Euro-denominated foreign currency forward contracts amounted to $4.2 million at September 30, 2009 and $16.8 million at December 31, 2008. Any foreign currency rate change that affects the fair value of any of these forward contract transactions is offset by a corresponding change in the value of the Euro-denominated transactions.

NEWMARKET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

We elected not to use hedge accounting for both the Goldman Sachs interest rate swap and the forward contracts, and therefore, immediately recognize any change in the fair value of these derivative financial instruments directly in earnings.

*****

The table below presents the fair value of our derivative financial instruments, as well as their classification on the Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008.

Fair Value of Derivative Instruments

(in thousands)

	Asset Derivatives				Liability Derivatives
	September 30, 2009		December 31, 2008		September 30, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments
Construction loan interest rate swap		$—		$—	Accrued expenses	$1,459	Accrued expenses	$3,231

Derivatives Not Designated as Hedging Instruments
Goldman Sachs interest rate swap		$—		$—	Other long-term liabilities	$15,748		$—

Foreign currency forward contracts		$—	Trade and other accounts receivable	$164	Accrued expenses	$181		$—

The tables below present the effect of our derivative financial instruments on the Consolidated Statements of Income.

NEWMARKET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Effect of Derivative Instruments on the Consolidated Statements of Income

Designated Cash Flow Hedges

(in thousands)

Derivatives in Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Third Quarter Ended September 30			Third Quarter Ended September 30			Third Quarter Ended September 30
	2009	2008		2009	2008		2009	2008
Construction loan interest rate swap	$(164)	$(248)		$—	$—	Other (expense) income, net	$72	$41

	Nine Months Ended September 30			Nine Months Ended September 30			Nine Months Ended September 30
	2009	2008		2009	2008		2009	2008
Construction loan interest rate swap	$(528)	$(389)		$—	$—	Other (expense) income, net	$45	$(62)

Not Designated Derivatives

(in thousands)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		Third Quarter Ended September 30		Nine Months Ended September 30
		2009	2008	2009	2008
Goldman Sachs interest rate swap	Other (expense) income, net	$(3,817)	$—	$(15,748)	$—

Foreign currency forward contracts	Cost of goods sold	$(183)	$—	$(346)	$—

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

NEWMARKET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of September 30, 2009, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $16.5 million. We have minimum collateral posting thresholds with one of our derivative counterparties and have posted cash collateral of $20.0 million as of September 30, 2009. If required, we could have settled our obligations under the agreements at their termination value of $16.5 million at September 30, 2009.

10. Comprehensive Income and Accumulated Other Comprehensive Loss

The components of comprehensive income consist of the following:

	Third Quarter Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
	(in thousands)
Net income	$56,687	$16,472	$116,033	$53,868
Other comprehensive income, net of tax
Pension plans and other postretirement benefits adjustments	278	2,352	1,826	3,533
Unrealized loss on derivative instruments	(102)	(155)	(329)	(243)
Foreign currency translation adjustments	(404)	(11,632)	14,290	(8,100)

Other comprehensive income	(228)	(9,435)	15,787	(4,810)

Comprehensive income	$56,459	$7,037	$131,820	$49,058

The components of accumulated other comprehensive loss consist of the following:

	September 30 2009	December 31 2008
	(in thousands)
Pension plans and other postretirement benefit adjustments	$(61,742)	$(63,568)
Accumulated loss on derivative instruments	(2,630)	(2,301)
Foreign currency translation adjustments	(15,591)	(29,881)

Accumulated other comprehensive loss	$(79,963)	$(95,750)

11. Fair Value Measurements

The following table provides information on assets and liabilities measured at fair value on a recurring basis. No events occurred during the nine months ended September 30, 2009, requiring adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

NEWMARKET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Carrying Amount in Consolidated Balance Sheets	Fair Value
			Fair Value Measurements Using
			Level 1	Level 2	Level 3
	September 30, 2009
Cash and cash equivalents	$133,770	$133,770	$133,770	$—	$—
Short-term investments	$300	$300	$300	$—	$—
Foreign currency forward contracts liability	$(180,538)	$(180,538)	$—	$(180,538)	$—
Interest rate swaps liability	$17,206	$17,206	$—	$17,206	$—

	December 31, 2008
Cash and cash equivalents	$21,761	$21,761	$21,761	$—	$—
Foreign currency forward contracts asset	$164	$164	$—	$164	$—
Interest rate swap liability	$3,231	$3,231	$—	$3,231	$—

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustment associated with the derivatives utilizes Level 3 inputs. These Level 3 inputs include estimates of current credit spreads to evaluate the likelihood of default by both us and the counterparties to the derivatives. As of September 30, 2009, we have assessed the significance of the impact of the credit valuation adjustment on the overall valuation of our derivatives and have determined that the credit valuation adjustment is not significant to the overall valuation of the derivatives. Accordingly, we have determined that our derivative valuations should be classified in Level 2 of the fair value hierarchy.

We record the value of our long-term debt at historical cost. The estimated fair value of our long-term debt is shown in the table below and is based primarily on estimated current rates available to us for debt of the same remaining duration and adjusted for nonperformance risk and credit risk.

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current maturities	$(236,413)	$(229,491)	$(237,162)	$(199,315)

NEWMARKET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Recently Issued Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). ASU 2009-13 amends the criteria for revenue recognition of multi-deliverable arrangements and expands the required disclosures of those arrangements. ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are evaluating any potential impact on our financial statements.

In September 2009, the FASB issued Accounting Standard Update 2009-12, “Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” (ASU 2009-12). ASU 2009-12 clarifies the use of net asset value in determining fair value of an investment and requires certain disclosures pertaining to those investments. ASU 2009-12 is effective for interim and annual periods ending after December 31, 2009. We are evaluating any potential impact on our financial statements.

In August 2009, the FASB issued Accounting Standards Update 2009-05, “Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value” (ASU 2009-05). ASU 2009-05 provides clarification in measuring the fair value of a liability. ASU 2009-05 is effective beginning October 1, 2009. We currently do not expect ASU 2009-05 to have a significant impact on our financial statements

In June 2009, the FASB issued Financial Accounting Standard No. 167, “Amendments to FASB Interpretation No. 46(R)” (FAS 167). FAS 167 clarifies and improves financial reporting by entities involved with variable interest entities. FAS 167 is effective as of the beginning of the annual period beginning after November 15, 2009. We currently do not expect FAS 167 to have a significant impact on our financial statements.

In June 2009, the FASB issued Financial Accounting Standard No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (FAS 166). FAS 166 clarifies the information that an entity must provide in its financial statements surrounding a transfer of financial assets and the effect of the transfer on its financial position, financial performance, and cash flows. FAS 166 is effective as of the beginning of the annual period beginning after November 15, 2009. We currently do not expect FAS 166 to have a significant impact on our financial statements.

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
Gamble’s Hill Tredegar, LLC

NEWMARKET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

We conduct all of our business and derive essentially all of our income from our subsidiaries. Therefore, our ability to make payments on the senior notes or other obligations is dependent on the earnings and the distribution of funds from our subsidiaries. There are no restrictions on the ability of any of our domestic subsidiaries to transfer funds to the Parent Company.

The following sets forth the Consolidating Statements of Income for the third quarter and nine months ended September 30, 2009 and September 30, 2008, Consolidating Balance Sheets as of September 30, 2009 and December 31, 2008, and Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2009 and September 30, 2008 for the Parent Company, the Guarantor Subsidiaries, and Non-Guarantor Subsidiaries. The financial information is based on our understanding of the SEC’s interpretation and application of Rule 3-10 of the SEC Regulation S-X.

The financial information may not necessarily be indicative of their results of operations or financial positions had the Guarantor Subsidiaries or Non-Guarantor Subsidiaries operated as independent entities. The Parent Company accounts for investments in these subsidiaries using the equity method.

NewMarket Corporation and Subsidiaries

Consolidating Statements of Income

Third Quarter Ended September 30, 2009

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$—	$231,097	$186,735	$—	$417,832
Cost of goods sold	—	66,170	208,695	—	274,865

Gross profit (loss)	—	164,927	(21,960)	—	142,967

Selling, general, and administrative expenses	1,121	22,646	3,851	—	27,618
Research, development, and testing expenses	—	16,662	4,940	—	21,602

Operating (loss) profit	(1,121)	125,619	(30,751)	—	93,747

Interest and financing expenses (income)	3,005	(163)	67	—	2,909
Other (expense) income, net	(3,842)	68	(30)	—	(3,804)

(Loss) income before income tax (benefit) expense and equity income of subsidiaries	(7,968)	125,850	(30,848)	—	87,034
Income tax (benefit) expense	(5,567)	47,361	(11,447)	—	30,347
Equity income of subsidiaries	59,088	—	—	(59,088)	—

Net income (loss)	$56,687	$78,489	$(19,401)	$(59,088)	$56,687

NewMarket Corporation and Subsidiaries

Consolidating Statements of Income

Third Quarter Ended September 30, 2008

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$—	$238,452	$202,152	$—	$440,604
Cost of goods sold	—	203,953	163,073	—	367,026

Gross profit	—	34,499	39,079	—	73,578

Selling, general, and administrative expenses	1,099	23,003	4,374	—	28,476
Research, development, and testing expenses	—	15,206	4,265	—	19,471

Operating (loss) profit	(1,099)	(3,710)	30,440	—	25,631

Interest and financing expenses (income)	3,102	(306)	170	—	2,966
Other income, net	11	59	152	—	222

(Loss) income before income tax (benefit) expense and equity income of subsidiaries	(4,190)	(3,345)	30,422	—	22,887
Income tax (benefit) expense	(2,550)	(707)	9,672	—	6,415
Equity income of subsidiaries	18,112	—	—	(18,112)	—

Net income (loss)	$16,472	$(2,638)	$20,750	$(18,112)	$16,472

NewMarket Corporation and Subsidiaries

Consolidating Statements of Income

Nine Months Ended September 30, 2009

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$—	$628,203	$497,678	$—	$1,125,881
Cost of goods sold		305,482	474,945	—	780,427

Gross profit	—	322,721	22,733	—	345,454

Selling, general, and administrative expenses	3,474	68,783	10,884	—	83,141
Research, development, and testing expenses	—	47,675	13,773	—	61,448

Operating (loss) profit	(3,474)	206,263	(1,924)	—	200,865

Interest and financing expenses (income)	8,991	(495)	208	—	8,704
Other (expense) income, net	(15,759)	42	(17)	—	(15,734)

(Loss) income before income tax (benefit) expense and equity income of subsidiaries	(28,224)	206,800	(2,149)	—	176,427
Income tax (benefit) expense	(15,129)	77,874	(2,351)	—	60,394
Equity income of subsidiaries	129,128	—	—	(129,128)

Net income	$116,033	$128,926	$202	$(129,128)	$116,033

NewMarket Corporation and Subsidiaries

Consolidating Statements of Income

Nine Months Ended September 30, 2008

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$—	$666,330	$582,506	$—	$1,248,836
Cost of goods sold	—	502,765	508,697	—	1,011,462

Gross profit	—	163,565	73,809	—	237,374

Selling, general, and administrative expenses	3,587	71,319	12,842	—	87,748
Research, development, and testing expenses	—	46,538	15,041	—	61,579

Operating (loss) profit	(3,587)	45,708	45,926	—	88,047

Interest and financing expenses (income)	9,159	(859)	554	—	8,854
Other income, net	347	12	542	—	901

(Loss) income before income tax (benefit) expense and equity income of subsidiaries	(12,399)	46,579	45,914	—	80,094
Income tax (benefit) expense	(7,960)	18,903	15,283	—	26,226
Equity income of subsidiaries	58,307	—	—	(58,307)	—

Net income	$53,868	$27,676	$30,631	$(58,307)	$53,868

NewMarket Corporation and Subsidiaries

Consolidating Balance Sheets

September 30,2009

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
ASSETS

Cash and cash equivalents	$31,900	$45,456	$56,414	$—	$133,770
Short-term investments	300	—	—	—	300
Trade and other accounts receivable, net		113,527	116,076	—	229,603
Amounts due from affiliated companies	(4,183)	236,909	38,798	(271,524)	—
Inventories		100,100	82,357	—	182,457
Deferred income taxes	2,519	6,713	18,445	—	27,677
Prepaid expenses and other current assets	3,617	4,035	1,489	—	9,141

Total current assets	34,153	506,740	313,579	(271,524)	582,948

Amounts due from affiliated companies	—	19,879	7,500	(27,379)

Property, plant and equipment, at cost	—	766,918	156,023	—	922,941
Less accumulated depreciation & amortization	—	513,644	115,848	—	629,492

Net property, plant and equipment	—	253,274	40,175	—	293,449

Investment in consolidated subsidiaries	678,555	—	—	(678,555)	—
Prepaid pension cost	—	—	36	—	36
Deferred income taxes	35,939	959	3,256	—	40,154
Other assets and deferred charges	24,388	15,404	1,491	—	41,283
Intangibles, net of amortization and goodwill	—	47,271	—	—	47,271

Total assets	$773,035	$843,527	$366,037	$(977,458)	$1,005,141

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable	$11	$63,825	$36,611	$—	$100,447
Accrued expenses	11,400	40,492	15,100	—	66,992
Dividends payable	3,319	—	—	—	3,319
Book overdraft	—	2,896	—	—	2,896
Amounts due to affiliated companies	108,039	77,037	86,448	(271,524)	—
Long-term debt, current portion	—	86,055	—	—	86,055
Income taxes payable	(9,901)	28,432	3,810	—	22,341

Total current liabilities	112,868	298,737	141,969	(271,524)	282,050

Long-term debt	150,000	358	—	—	150,358
Amounts due to affiliated companies	—	7,500	19,879	(27,379)	—
Other noncurrent liabilities	97,717	44,272	18,294	—	160,283

Total liabilities	360,585	350,867	180,142	(298,903)	592,691

Shareholders’ equity:
Common stock and paid-in capital	266	318,215	75,479	(393,694)	266
Accumulated other comprehensive loss	(79,963)	(17,312)	(37,607)	54,919	(79,963)
Retained earnings	492,147	191,757	148,023	(339,780)	492,147

Total shareholders’ equity	412,450	492,660	185,895	(678,555)	412,450

Total liabilities and shareholders’ equity	$773,035	$843,527	$366,037	$(977,458)	$1,005,141

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

NewMarket Corporation and Subsidiaries

Condensed Consolidating Statements of Cash Flows

Nine Months Ended September 30, 2009

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash provided from operating activities	$(13,226)	$161,666	$46,177	$—	$194,617

Cash flows from investing activities:
Capital expenditures	—	(14,101)	(12,405)	—	(26,506)
Foundry Park I capital expenditures	—	(40,403)	—	—	(40,403)
Purchase of short-term investment	(300)	—	—	—	(300)
Deposits for interest rate lock agreement	—	(5,000)		—	(5,000)
Return of deposits for interest rate lock agreement	—	15,500	—	—	15,500
Return of deposits for interest rate swap	9,930	—	—	—	9,930
Deposits for interest rate swap	(29,900)	—	—	—	(29,900)
Decrease in intercompany loans	—	(403)	—	403	—
Cash dividends from subsidiaries	118,321	—	—	(118,321)	—

Cash provided from (used in) investing activities	98,051	(44,407)	(12,405)	(117,918)	(76,679)

Cash flows from financing activities:
Draws on Foundry Park I construction loan	—	41,735	—	—	41,735
Net repayments under revolving credit agreement	(41,900)	—	—	—	(41,900)
Dividends	(10,644)	(118,321)	—	118,321	(10,644)
Change in book overdraft, net	—	1,897	—	—	1,897
Payment for financed intangible asset	—	(750)	—	—	(750)
Debt issuance costs	(412)	—	—	—	(412)
Proceeds from exercise of stock options	31	—	—	—	31
Financing from affiliated companies	—	—	13,402	(13,402)	—
Repayment of intercompany note payable	—	—	(12,999)	12,999	—
Payments on the capital lease	—	(584)	—	—	(584)

Cash used in (provided from) financing activities	(52,925)	(76,023)	403	117,918	(10,627)

Effect of foreign exchange on cash and cash equivalents	—	(188)	4,886	—	4,698

Increase in cash and cash equivalents	31,900	41,048	39,061	—	112,009
Cash and cash equivalents at beginning of year	—	4,408	17,353	—	21,761

Cash and cash equivalents at end of period	$31,900	$45,456	$56,414	$—	$133,770

NewMarket Corporation and Subsidiaries

Condensed Consolidating Statements of Cash Flows

Nine Months Ended September 30, 2008

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash (used in) provided from operating activities	$(37,269)	$49,621	$(789)	$—	$11,563

Cash flows from investing activities:
Capital expenditures	—	(15,086)	(6,745)	—	(21,831)
Foundry Park I capital expenditures	—	(29,046)	—	—	(29,046)
Acquisition of business	—	(14,721)	—	—	(14,721)
Return of deposits for interest rate lock agreement	—	1,050	—	—	1,050
Decrease (increase) in intercompany loans	—	313	(5,500)	5,187	—
Cash dividends from subsidiaries	24,424	—	—	(24,424)	—

Cash provided from (used in) investing activities	24,424	(57,490)	(12,245)	(19,237)	(64,548)

Cash flows from financing activities:
Draws on Foundry Park I construction loan	—	25,083	—	—	25,083
Net borrowings under revolving credit agreement	31,800	—	—	—	31,800
Repurchases of common stock	(26,810)	—	—	—	(26,810)
Dividends	(12,090)	(24,424)	—	24,424	(12,090)
Change in book overdraft, net	(22)	(1,615)	—	—	(1,637)
Payment for financed intangible asset	—	(750)	—	—	(750)
Proceeds from exercise of stock options	246	—	—	—	246
Excess tax benefits from stock-based payment arrangements	900	—	—	—	900
Repayment of intercompany note payable	—	—	(313)	313	—
Financing from affiliated companies	—	5,500	—	(5,500)	—
Payments on the capital lease	—	(548)	—	—	(548)

Cash (used in) provided from financing activities	(5,976)	3,246	(313)	19,237	16,194

Effect of foreign exchange on cash and cash equivalents	—	(305)	(1,285)	—	(1,590)

Decrease in cash and cash equivalents	(18,821)	(4,928)	(14,632)	—	(38,381)
Cash and cash equivalents at beginning of year	18,899	13,673	39,300	—	71,872

Cash and cash equivalents at end of period	$78	$8,745	$24,668	$—	$33,491

14. Subsequent Events

We have performed an evaluation of subsequent events through our filing of the Quarterly Report on Form 10-Q on October 27, 2009.

On October 22, 2009, our Board of Directors declared a quarterly dividend in the amount of 37.5 cents per share on our common stock. The dividend is payable January 1, 2010 to shareholders of record at the close of business on December 15, 2009.

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

Overview

Operations during the first nine months of 2009 continued to generate very strong results with operating profit in our petroleum additives segment increasing significantly over the first nine months of 2008. Our financial position remains strong. During the year, we have paid down $41.9 million of outstanding debt on our revolving credit facility and our cash increased to $133.8 million, which was $112.0 million higher than the December 31, 2008 balance.

Results of Operations

Net Sales

Our consolidated net sales for the third quarter 2009 amounted to $417.8 million, representing a decrease of approximately 5% from the 2008 third quarter level of $440.6 million. Nine months 2009 consolidated net sales decreased 10% to $1,125.9 million as compared to $1,248.8 million for nine months 2008. The table below shows our consolidated segment net sales.

Segment Net Sales

(in millions)

	Third Quarter Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Petroleum additives	$413.7	$437.2	$1,116.7	$1,238.8
All other	4.1	3.4	9.2	10.0

Consolidated net sales	$417.8	$440.6	$1,125.9	$1,248.8

Petroleum Additives Segment

Petroleum additives net sales for the third quarter 2009 of $413.7 million decreased $23.5 million, or approximately 5%, from $437.2 million for the third quarter 2008. The decrease in sales reflects reductions in total product shipments of 3%. A decrease in shipments in lubricant additives product lines more than offset a moderate increase in fuel additives product line shipments. Also, included in the reduction in net sales between the 2009 and 2008 third quarter periods is an unfavorable foreign currency impact of approximately $8 million. This unfavorable impact from foreign exchange reflects the strengthening of the U.S. Dollar between the two third quarter periods versus the other currencies in which we conduct business. In addition to the unfavorable impacts from lower product shipments and foreign currency, selling prices were also lower when comparing the two third quarter periods.

Nine months 2009 petroleum additive net sales of $1,116.7 million were approximately 10% lower than nine months 2008 results of $1,238.8 million. Similar to the third quarter results, the decrease between the two nine months periods reflects lower product shipments and a significant unfavorable foreign currency impact of $33.3 million. Product shipments were approximately 16% lower for nine months 2009 than the same 2008 period. The decrease was primarily in the lubricant additives product lines. These factors were partially offset by higher selling prices which were implemented during 2008. The decrease in net sales for the nine months 2009 period reflects the impact of the worldwide economic slowdown and the destocking by our customers late in 2008 and early 2009. While product shipments were lower in 2009 than in 2008, product shipments have improved each quarter in 2009 increasing 16% between the first quarter 2009 and second quarter 2009 and increasing 14% between the second quarter 2009 and third quarter 2009. We believe product shipments are now near normal levels that were typical before the worldwide economic slowdown.

The table below details the approximate components of the decrease between the two third quarter and nine months periods.

	Third Quarter	Nine Months
	(in millions)	(in millions)
Period ended September 30, 2008	$437.2	$1,238.8
Decrease in shipments and changes in product mix	(4.1)	(163.3)
Change in selling prices, customer mix, and foreign currency	(19.4)	41.2

Period ended September 30, 2009	$413.7	$1,116.7

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

The “All other” category includes the real estate development operating segment, as well as the operations of the TEL business (primarily sales of TEL in North America) and certain contract manufacturing that Ethyl provides to Afton and to third parties. Each of these is currently immaterial to operating profit.

The table below reports segment operating profit for the third quarter and nine months ended September 30, 2009 and September 30, 2008.

Segment Operating Profit

(in millions)

	Third Quarter Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Petroleum additives	$96.3	$28.1	$214.0	$97.5

All other	$1.0	$0.5	$(1.3)	$1.0

Petroleum Additives Segment

The petroleum additives operating profit increased $68.2 million when comparing third quarter 2009 to third quarter 2008 and $116.5 million when comparing nine months 2009 to nine months 2008. The operating profit margin was 23.3% for third quarter 2009 and 6.4% for third quarter 2008. Similarly, the petroleum additives operating profit margin was 19.2% for nine months 2009 and 7.9% for nine months 2008. The 2008 nine months period included a gain of $3.2 million resulting from a legal settlement related to raw materials. The third quarter 2009 and nine months 2009 results are significantly higher across all major product lines.

While selling prices are lower when comparing third quarter 2009 and third quarter 2008, operating margins, as discussed above, for third quarter 2009 are significantly improved over third quarter 2008 due primarily to the lower raw material costs and a favorable foreign currency impact of approximately $4 million. Product shipments, which are discussed in the Net Sales section, were slightly lower during third quarter 2009 than third quarter 2008. During the third quarter 2009, we have experienced increasing raw material costs and tightening in the availability of certain raw materials, as well as compression of selling prices.

The most significant favorable factors when comparing operating profit for the two nine months periods were lower raw material costs and higher selling prices. While partially offset by selling price reductions made this year, the overall increase in selling prices for the 2009 nine months period is the result of actions taken throughout 2008 to raise selling prices in response to higher raw material costs. The key unfavorable factors were lower shipments and foreign currency impacts. Foreign currency resulted in an unfavorable impact of approximately $9 million when comparing operating profit from nine months 2009 with nine months 2008.

SG&A decreased approximately $500 thousand or 2% for third quarter 2009, while R&D increased approximately $2.1 million or 11% when compared to the same 2008 period. For nine months 2009, SG&A decreased $5.4 million or 7%, and R&D was essentially unchanged compared to nine months 2008. The changes for both the third quarter periods and nine months periods included a significant favorable foreign currency impact. We continue to invest in SG&A and R&D to support our customers’ programs and to develop the technology required to remain a leader in this industry.

The following discussion references the Consolidated Financial Statements beginning on page 3 of this Quarterly Report on Form 10-Q.

Interest and Financing Expenses

Interest and financing expenses were $2.9 million for third quarter 2009 and $3.0 million for third quarter 2008. Nine months 2009 amounted to $8.7 million, while nine months 2008 was $8.9 million.

Average interest rates for the third quarter 2009 were slightly higher than third quarter 2008, while average debt during third quarter 2009 was lower as we had no debt drawn on the revolving credit facility during third quarter 2009. Amortization of deferred financing costs was higher due to the cost related to increased commitment levels achieved on the revolving credit facility. See Note 7 in the Notes to Consolidated Financial Statements.

Nine months 2009 average interest rates were essentially unchanged from the same 2008 period. The benefit of lower average debt for nine months 2009 when compared to nine months 2008 was substantially offset by higher amortization of deferred financing costs in 2009.

Other (Expense) Income, Net

Other expense, net for third quarter 2009 was $3.8 million, while nine months 2009 was $15.7 million. The amount in both 2009 periods represents an unrealized loss on a derivative instrument representing an interest rate swap recorded at fair value, which we entered into on June 25, 2009. See Note 9 in the Notes to Consolidated Financial Statements for additional information on the interest rate swap. Other income, net was $200 thousand for third quarter 2008 and $900 thousand for nine months 2008 and primarily represented investment income earned on excess cash.

Income Tax Expense

Income tax expense was $30.3 million for the third quarter 2009 and $6.4 million for third quarter 2008. The effective tax rate was 34.9% for third quarter 2009 and 28.0% for third quarter 2008.

The increase in income before income tax expense resulted in an increase of $18.0 million in income taxes, while the higher effective tax rate in 2009 as compared to 2008 resulted in an increase of approximately $5.9 million in income taxes when comparing the third quarter 2009 and 2008 periods.

Nine months 2009 income tax expense was $60.4 million with an effective tax rate of 34.2%. Income tax expense for nine months 2008 was $26.2 million with an effective tax rate of 32.7%. The increase in income before income tax expense from 2008 to 2009 resulted in an increase of $31.6 million. The higher effective tax rate for nine months 2009 resulted in an increase in income tax expense of $2.6 million.

The lower effective tax rates for both third quarter 2008 and nine months 2008 includes the benefit of $1 million related to the completion of the review of certain years by the Internal Revenue Service. The increased effective tax rates in both third quarter 2009 and nine months 2009 reflect the higher proportion of domestic earnings in 2009, which are subject to both U.S. federal and state income taxes.

Cash Flows, Financial Condition, and Liquidity

Cash and cash equivalents at September 30, 2009 were $133.8 million, which was an increase of $112.0 million since December 31, 2008 and included a $4.7 million favorable impact from foreign currency translation.

We expect that cash from operations, together with borrowing available under our revolving credit facility, will continue to be sufficient to cover our operating expenses for the foreseeable future.

Cash Flows—Operating Activities

Cash flows provided from operating activities for the nine months 2009 were $194.6 million and included a decrease of $67.3 million in working capital, including lower inventories, as well as higher accounts payable and higher income taxes payable. The decrease in working capital was partially offset by an increase in accounts receivable. The decrease in inventories reflects the results of our efforts to lower inventories in response to the decreased demand for our products. The increase in accounts payable reflects a normal increase from an unusually low level of accounts payable at December 31, 2008. The increase in income taxes payable reflects the higher earnings levels in 2009. The increase in accounts receivable is due to the increased sales levels for third quarter 2009 compared to fourth quarter 2008.

Including cash and the current portion of long-term debt, we had working capital of $300.9 million at September 30, 2009 and $310.3 million at December 31, 2008. The current ratio was 2.07 to 1 at September 30, 2009 and 3.28 to 1 at December 31, 2008. In addition to the working capital factors discussed above, the change in the current portion of long-term debt had a significant effect on working capital levels resulting from the construction loan becoming payable within one year.

Cash Flows—Investing Activities

Cash used in investing activities was $76.7 million during nine months 2009 and included a net return of funds of $10.5 million for a deposit related to the interest rate lock agreement, which is discussed below, as well as net funding of $20.0 million for a deposit related to the Goldman Sachs interest rate swap. Further information on the interest rate swap is discussed below and in

Note 9 in the Notes to Consolidated Financial Statements. Excluding the construction of the office building by Foundry Park I, we funded capital expenditures of $26.5 million through September 30, 2009. We estimate our total capital spending during 2009, excluding the capital expenditures by Foundry Park I, will be approximately $40 million. We expect to continue to finance capital spending, excluding the expenditures for the construction of the office building by Foundry Park I, through cash on hand and cash provided from operations, together with borrowing available under our revolving credit facility.

Capital expenditures during nine months 2009 related to the Foundry Park I project amounted to $40.4 million. We expect capital expenditures in 2009 related to the construction of the office building will be approximately $59 million which will be substantially borrowed under our construction loan.

Cash Flows—Financing Activities

Cash used in financing activities during nine months 2009 amounted to $10.6 million. The use of cash included the funding of dividends of $10.6 million, as well as debt issuance costs of $400 thousand and a payment of $750 thousand on the fourth quarter 2006 acquisition of an intangible asset. Our book overdraft increased $1.9 million.

We had total long-term debt, including the current portion, of $236.4 million at September 30, 2009, representing a decrease of approximately $800 thousand in our total debt since December 31, 2008. The decrease resulted from the payment of $41.9 million under the revolving credit facility and $600 thousand on capital leases, which was substantially offset by borrowings on the construction loan of $41.7 million.

In addition to the Foundry Park I construction loan which is discussed below, at September 30, 2009, we had outstanding senior notes in the aggregate principal amount of $150 million that bear interest at a fixed rate of 7.125% and are due in 2016.

At September 30, 2009, we also had a $139.25 million revolving credit facility for general corporate purposes that bears interest at variable rates. The revolving credit facility includes a $75 million sub-facility for letters of credit. The facility matures on December 21, 2011. At September 30, 2009, we had no outstanding borrowings under the revolving credit facility. We had outstanding letters of credit of $4.6 million at September 30, 2009, resulting in the unused portion of the revolver amounting to $134.7 million.

Both the senior notes and the revolving credit facility contain covenants, representations, and events of default that management considers typical of credit agreements of this nature. We were in compliance with these covenants as of both September 30, 2009 and December 31, 2008.

As a percentage of total capitalization (total debt and shareholders’ equity), our total debt percentage decreased from 44.9% at the end of 2008 to 36.4% at September 30, 2009. The change in the percentage was primarily the result of an increase in shareholders’ equity, as well as the small decrease in debt. The increase in shareholders’ equity reflects our earnings, partially offset by the impact of dividend payments. Normally, we repay any outstanding long-term debt with cash from operations or refinancing activities.

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

In June 2009, Principal and Foundry Park I determined that the loan terms set forth in the Application could not be syndicated based on current market conditions. As a result, Principal and Foundry Park I terminated the loan application and related rate lock agreement and mutually released each other from their respective rights and obligations under those arrangements. While we are currently investigating alternative financing to replace the Foundry Park I project construction loan when it matures and believe that we can obtain financing on acceptable terms, we cannot predict the financing terms which will be available at that time. See Note 9 for additional information on the termination of the rate lock agreement and subsequent entry into an interest rate swap related to the Foundry Park I project. All amounts which we had deposited with Principal under the rate lock agreement have effectively been returned to us at the termination of the rate lock agreement as Principal transferred the deposited funds to Goldman Sachs as collateral for the interest rate swap related to the Foundry Park I project.

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

Intangibles, Net of Amortization and Goodwill

We have certain identifiable intangibles, as well as goodwill, amounting to $47.3 million at September 30, 2009. These intangibles relate to our petroleum additives business and, except for the goodwill, are being amortized over periods with up to approximately twenty years of remaining life. We continue to assess the market related to these intangibles, as well as their specific values, and have concluded the values and amortization periods are appropriate. We also evaluate these intangibles for any potential impairment when significant events or circumstances occur that might impair the value of these assets. These evaluations continue to support the value at which these identifiable intangibles are carried on our financial statements. However, if conditions were to substantially deteriorate in this market, it could possibly cause a reduction in the periods of the amortization charge or result in a noncash write-off of a portion of the intangibles’ carrying value. A reduction in the amortization period would have no effect on cash flows. We do not anticipate such a change in the market conditions.

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

Outlook

The performance of our business for the first nine months of this year has been outstanding. We have actively managed our business during very challenging economic times and are confident in our strategy to serve our customers by helping them succeed in their marketplace by providing innovative solutions. We feel our financial results are a measure of how we are performing against that strategy.

We believe that our overall business has returned to more historical levels of demand. We further believe that the contraction associated with destocking and shrinking demand due to economic conditions has ended. For the first nine months of 2009, our product shipments were 16% lower than the first nine months of last year. When considering only the third quarter, our shipments were only 3% lower. While we are still somewhat cautious in our outlook for demand due to an uncertain economic outlook for the world, we are encouraged by the third quarter results. Our plants are running at very high rates, raw material costs are beginning to increase, which is a general trend we expect going forward, and we are experiencing some tightness in raw material availability. Additionally, we are spending at a higher rate in R&D and in Health and Environmental areas in support of our customers, as well as in response to various legislative changes around the world.

In late July, we announced that we are expanding our supply chain capabilities by investing in a manufacturing facility in Singapore. This new plant will enable us to better serve our customers in that region with shorter lead-times and improved security of supply. In addition, the facility will allow us to manufacture to the specifications of our customers in the region with our most current technology. While the initial capacity will represent a small increase to our overall global production capacity, the facility will be scalable, allowing us to add capacity as demand in that region grows. We expect that this facility will be in production during the first half of 2010, with the majority of the cash being spent in 2009.

Our project to construct a multi-story office building for MeadWestvaco continues to progress as expected. The project will be completed later this year. We are continuing our efforts to find financing to replace the construction loan, which is due in August 2010.

As we have communicated in the past, we intend to leverage our financial strength to increase shareholder value by growing the business, with acquisitions being an area of primary interest. Our primary focus in the acquisition area remains on the petroleum additives industry. It is our view that this industry will provide the greatest opportunity for a good return on our investment while minimizing risk. We remain focused on this strategy and will evaluate any future opportunities. Nonetheless, we are patient in this pursuit and intend to make the right acquisition for our company if and when the opportunity arises. Meanwhile, we believe we have many internal opportunities for growth from both geographical and product line extensions. As cash builds on our balance sheet, we will continue to evaluate all alternative uses for that cash to enhance shareholder value, including potential stock repurchases and dividends.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Other than our foreign currency risk and the entry into an interest rate swap, there have been no significant changes in our market risk from the information provided in the 2008 Annual Report.

At September 30, 2009, we had $4.2 million in Euro-denominated foreign currency forward contracts outstanding. With other variables held constant, a hypothetical 10% adverse change in the September 30, 2009 forward Euro rates would have resulted in a decrease of approximately $400 thousand in the value of the contracts.

On June 25, 2009, we entered into an interest rate swap with Goldman Sachs. We recorded the derivative at fair value, which amounted to $15.7 million at September 30, 2009. Any change in fair value is recognized immediately in earnings. With other variables held constant, a hypothetical 50 basis point adverse parallel shift in the LIBOR yield curve would have resulted in an increase of approximately $5 million in the fair value liability of the interest rate swap.

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

There has been no change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—Other Information

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

•

Development, construction, and permanent financing risks associated with Foundry Park I could adversely affect our financial results—we may incur losses, which could be material, for breakage fees under an interest rate lock agreement in connection with our application for permanent financing.

As previously discussed in this Quarterly Report on Form 10-Q, during the second quarter 2009, Principal and Foundry Park I terminated the interest rate lock agreement. As a result, this risk factor no longer exists.

•	We may incur losses, which could be material, related to the Goldman Sachs interest rate swap if the forward rates for three month LIBOR decrease significantly.

ITEM 6.	Exhibits

Exhibit 3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form 10-K (File No. 1-32190) filed March 14, 2005)

Exhibit 3.2	NewMarket Corporation Bylaws Amended and Restated effective April 23, 2009 (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 1-32190) filed February 23, 2009)

Exhibit 31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald

Exhibit 31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by David A. Fiorenza

Exhibit 32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald

Exhibit 32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David A. Fiorenza

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMARKET CORPORATION
(Registrant)

Date: October 27, 2009	By:	/s/ D. A. FIORENZA
David A. Fiorenza
Vice President and Treasurer
(Principal Financial Officer)

Date: October 27, 2009	By:	/s/ WAYNE C. DRINKWATER
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