Form 10-K
period 2009-12-31
NEWMARKET CORP
filed 2010-02-19
CIK 1282637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter): $794,286,152*

Number of shares of Common Stock outstanding as of January 31, 2010: 15,209,989

DOCUMENTS INCORPORATED BY REFERENCE

Portions of NewMarket Corporation’s definitive Proxy Statement for its 2010 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 are incorporated by reference into Part III of this Annual Report on Form 10-K.

*	In determining this figure, an aggregate of 3,407,294 shares of Common Stock as beneficially owned by Bruce C. Gottwald and members of his immediate family have been excluded and treated as shares held by affiliates. See Item 12. The aggregate market value has been computed on the basis of the closing price in the New York Stock Exchange Composite Transactions on June 30, 2009 as reported by The Wall Street Journal.

Form 10-K

PART I

ITEM 1.	BUSINESS

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

Afton serves the petroleum additives market with six unique brands. HiTEC® petroleum additives are formulated to provide our customers with a measurable and sustainable marketing or cost advantage. The GREENBURN® product line provides formulated products to provide immediate, sustained, and economical performance features and emission reductions across the entire spectrum of fuels. The TecGARD® brand is specially formulated to meet the operating demands of the global metalworking industry. Our BioTEC® additives are designed specifically for the biofuels marketplace and the Axcel™ brand of products is a family of gear oil additives that brings benefits to plant utilization and inventory costs. The mmt® brand of additives provides refiners with improved gasoline production efficiency and has been proven to provide significant environmental and vehicle performance benefits. All six brands are marketed worldwide by Afton employees and our valued distributors and representatives.

Afton has developed long-term relationships with its customers in every major region of the world, which Afton serves through seven manufacturing facilities in the Americas and Europe.

Afton has approximately 300 employees dedicated to research and development who work closely with our customers to develop chemical formulations that are tailored to the customers’ and the end-users’ specific needs. Afton’s portfolio of technologically-advanced, value-added products allows it to provide a full range of products and services to its customers.

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

NewMarket Development owns and manages all of the property holdings in Richmond, Virginia for NewMarket Corporation. We own approximately 64 acres of real estate in downtown Richmond, Virginia, adjacent to our principal executive offices, which we have accumulated over many decades as the property became available. Of this total land holding, approximately four acres remain as the most desirable for further development should the demand arise in the community.

We were incorporated in the Commonwealth of Virginia in 2004. Our principal executive offices are located at 330 South Fourth Street, Richmond, Virginia, and our telephone number is (804) 788-5000. We employed 1,308 people at the end of 2009.

Business Segments

Our business is composed of two primary segments, petroleum additives and real estate development. The petroleum additives segment is primarily represented by Afton and the real estate development segment is represented by Foundry Park I. The TEL business of Ethyl is reflected in the “All other” category. All of these are discussed below.

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

Lubricant Additives

Lubricant additives are essential ingredients for lubricating oils. Lubricant additives are used in a wide variety of vehicle and industrial applications, including engine oils, transmission fluids, gear oils, hydraulic oils, turbine oils, and in virtually any other application where metal-to-metal moving parts are utilized. Lubricant additives are organic and synthetic chemical components that enhance wear protection, prevent deposits, and protect against the hostile operating environment of an engine, transmission, axle, hydraulic pump, or industrial machine.

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

We view our participation in the lubricant marketplace in three primary areas: engine oil additives, driveline additives, and industrial additives. Our view is not necessarily the same way others view the market.

Engine Oil Additives – The largest submarket within the lubricant additives marketplace is engine oils, which we estimate represents approximately 65% of the overall lubricant additives market volume. The engine oils market’s ultimate customers include consumers, service dealers, and OEMs. The extension of drain intervals has generally offset increased demand due to higher vehicle population and more miles driven. The primary functions of engine oil additives are to reduce friction, prevent wear, control formation of sludge and oxidation, and prevent rust. Engine oil additives are typically sold to lubricant manufacturers who combine them with a base oil fluid to meet internal, industry, and OEM specifications.

Key drivers of the engine oils market are the number of vehicles on the road, drain intervals for engine oils, engine and crankcase size, changes in engine design, and temperature and specification changes driven by the OEMs. Afton’s goal is to maintain the profitability of this product line by developing additives that are specially formulated for the vehicles people drive and the way they drive them. Afton offers additives for oils that protect the modern engine and makes additives that are specially formulated to protect high mileage vehicles. Afton offers products that enhance the performance of mineral, part-synthetic, and fully-synthetic engine oils.

Driveline Additives – The driveline additives submarket is comprised of additives designed for products such as transmission fluids (TF), gear oils, and tractor fluids. This submarket shares in the 35% of the market not covered by engine oils. TF primarily serve as the power transmission and heat transfer medium in the area of the transmission where the torque of the drive shaft is transferred to the gears of the vehicle. Gear additives lubricate gears, bearings, clutches, and bands in the gear-box and are used in vehicles, off-highway, hydraulic, and marine equipment. Other products in this area include hydraulic transmission fluids, universal tractor fluids, power steering fluids, shock absorber fluids, gear oils, lubricants for heavy machinery, and vehicle greases. These products must conform to highly prescribed specifications developed by vehicle OEMs for specific models or designs. These additives are generally sold to oil companies and often ultimately sold to vehicle OEMs for new vehicles (factory-fill). End-products are also sold to service dealers for aftermarket servicing (service-fill), as well as retailers and distributors.

Key drivers of the driveline additives marketplace are the number of vehicles manufactured, drain intervals for TF and gear applications, changes in engine and transmission design and temperatures, and specification changes driven by the OEMs.

Industrial Additives – The industrial additives submarket is comprised of additives designed for products for industrial applications such as hydraulic fluids, grease, industrial gear fluids, industrial specialty applications, and metalworking additives. This submarket also shares in the 35% of the market not covered by engine oils. These products must conform to industry specifications, OEM requirements and/or application and operating environment demands. Industrial additives are generally sold to oil companies, service dealers for after-market servicing, and distributors.

Key drivers of the industrial additives marketplace are gross domestic product levels and industrial production.

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

In the lubricant additives submarket of petroleum additives, our major competitors are The Lubrizol Corporation, Infineum (a joint venture between ExxonMobil Chemical and Royal Dutch Shell plc), and Chevron Oronite. There are several other suppliers in the worldwide market who are competitors in their particular product areas.

The fuel additives submarket is fragmented and characterized by many competitors. While we participate in many facets of the fuel additives market, our competitors tend to be more narrowly focused. In the gasoline detergent market, we compete mainly against BASF AG, Chevron Oronite, and The Lubrizol Corporation; in the cetane improver market, we compete mainly against Innospec, Groupe SNPE of France, and Exchem EPC Groupe of the U.K.; and in the diesel markets, we compete mainly against The Lubrizol Corporation, Infineum, BASF AG, and Innospec.

The competition among the participants in these industries is characterized by the need to provide customers with cost effective, technologically capable products that meet or exceed industry specifications. The need to continually increase technology performance and lower cost through formulation technology and cost improvement programs is vital for success in this environment.

Real Estate Development – Beginning in the first quarter 2008, we began reporting our real estate development activities in segment operating profit. The real estate development segment represents the operations of Foundry Park I, LLC (Foundry Park I), a wholly-owned subsidiary of NewMarket Development. We are currently not actively seeking development opportunities for our undeveloped land, but we will evaluate any opportunities when, and if, the opportunity arises.

In January 2007, Foundry Park I entered into a Deed of Lease Agreement with MeadWestvaco Corporation (MeadWestvaco) under which it is leasing an office building which we have constructed on approximately three acres. The construction of the building was completed in late 2009 and was to the specifications of MeadWestvaco, which is using it as their corporate headquarters. The lease term is for a period of 13 1/2 years with rent based upon a factor of the final project cost.

Foundry Park I obtained financing, which was due in August 2010 and which was guaranteed by NewMarket Corporation, for the construction phase. In early 2010, we secured a five year loan on the property. We used the proceeds from this loan together with cash on hand to repay the construction loan. Further information on our financing of the project and the related interest rate swap agreements, as well as an interest rate lock agreement, is in Notes 13, 17, and 19 in the Notes to Consolidated Financial Statements. None of these agreements impacts the terms of the lease with MeadWestvaco. During 2008 and 2009, we capitalized the costs of the project, as well as the financing expenses.

All Other – The “All other” category includes the continuing operations of the TEL business (primarily sales of TEL in North America), as well as certain contract manufacturing Ethyl provides to Afton and to third parties. Ethyl manufacturing facilities include our Houston, Texas and Sarnia, Ontario, Canada plants. Both the Houston and Sarnia plants manufacture a significant amount of petroleum additives products for Afton. The

Houston plant is substantially dedicated to petroleum additives manufacturing and produces both lubricant additives and fuel additives. The Sarnia plant is completely dedicated to petroleum additives manufacturing and produces fuel additives. The financial results of the petroleum additives production by the Ethyl manufacturing facilities are reflected in the petroleum additives segment results. The “All other” category financial results include a service fee charged by Ethyl for its production services to Afton. Our remaining manufacturing facilities are part of Afton and produce both lubricant additives and fuel additives.

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

Research, Development, and Testing

Research, development, and testing (R&D) provides the basis for our global petroleum additives technology. We develop products through a combination of chemical synthesis, formulation, engineering design and performance testing. In addition to products, R&D provides our customers with product differentiation and technical support to assure total customer satisfaction.

We are committed to providing the most advanced products, comprehensive testing programs, and superior technical support to our customers and to OEMs worldwide. R&D expenditures, which totaled $86 million in 2009, $82 million in 2008, and $77 million in 2007, are expected to grow again in 2010 in support of our core technology areas. Afton continued to significantly grow our inside testing capability globally, thus enabling strong working relationships with both OEMs and customers and the ability to differentiate our technology with market driven solutions.

In 2009, we completed technology development for multiple new engine oil categories including ILSAC GF5 and ACEA 2008. Specific customer validation programs are well underway. New component development continues to enable the formulation of robust products needed for performance and marketing differentiation.

We continued to expand our technology and product portfolio in the fuel additives area. In 2009, we launched multiple new products in broad product areas including gasoline performance additives, diesel performance additives, and finished fuel additives. We continued to work closely with customers to provide technical differentiation for their marketing programs. In addition we continued to maintain close interactions with regulatory, industry, and OEM leaders to guide our development of future fuel additive technologies based on well defined market needs.

Afton’s industrial platform and product diversity continues to grow with a continuing expansion of products and performance attributes. Multiple core development programs progressed in 2009, which we expect to lead to the launch of next generation products in 2010 in a variety of product areas including industrial gear, hydraulic, slideway, and turbine fluids.

New components, formulations and products were developed in our driveline sector including gear, transmission, and tractor fluid additives. Products were launched in multiple areas for both factory-fill and service-fill applications. We continue to interact closely with both OEMs and customers to define market needs and to identify opportunities for market-based differentiation.

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

Our objective is to establish a culture where our employees understand that good environmental and safety performance is good business and understand that environmental compliance and safety is their personal responsibility. Our worldwide injury/illness recordable rate (which is the number of injuries per 200,000 hours worked) in 2009 was 0.66. The rate in 2008 was 0.84 and the 2007 rate was 0.87. We plan to continue to demonstrate our safety culture with continuous improvement in our safety record. This represents a focused effort by all of our employees. We are extremely proud of our accomplishments in the safety area, especially when compared to safety records in other industries.

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

We regularly review the status of significant existing or potential environmental issues. We record and expense our proportionate share of environmental remediation and monitoring costs in accordance with accounting principles generally accepted in the United States.

Total gross liabilities accrued at year-end for environmental remediation were $22.0 million for 2009 and $20.6 million for 2008. In addition to the accruals for environmental remediation, we also had accruals for dismantling and decommissioning costs of $500 thousand at December 31, 2009 and $1.3 million at December 31, 2008.

As new technology becomes available, it may be possible to reduce accrued amounts. While we believe that we are fully accrued for known environmental issues, it is possible that unexpected future costs could have a significant financial impact on our financial position and results of operations.

We spent approximately $17 million in both 2009 and 2008, and $18 million in 2007 for ongoing environmental operating and clean-up costs, excluding depreciation of previously capitalized expenditures. These environmental operating and clean-up expenses are included in cost of goods sold.

For capital expenditures on pollution prevention and safety projects, we spent $5 million in 2009 and $7 million in both 2008 and 2007.

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

The Sauget Area 2 Site PRPs received notice of approval from the EPA of their October 2009 Human Health Risk Assessment. Additionally, the PRPs have submitted their Feasibility Study (FS) to the EPA Remedy review board. We have accrued our estimated proportional share of the expenses for the FS, as well as our best estimate of our proportional share of the remediation liability proposed in our ongoing discussions and submissions with the agencies involved. We do not believe there is any additional information available as a basis for revision of the liability that we have established. The amount accrued for this site is not material. We also have several other sites where we are in the process of environmental remediation and monitoring. See Note 19 in the Notes to Consolidated Financial Statements.

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

The table below reports net sales and long-lived assets by geographic area. Except for the United States, no country exceeded 10% of net sales or long-lived assets during any year. We assign revenues to geographic areas based on the location to which the product was shipped. The change in net sales during the three-year period is discussed more fully in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Geographic Areas

(in millions of dollars)

	2009	2008	2007
Net sales
United States	$605	$625	$564
Foreign	925	992	811

Consolidated net sales	$1,530	$1,617	$1,375

Long-lived assets (a)
United States	$257	$213	$158
Foreign	45	29	26

Total long-lived assets	$302	$242	$184

(a)	Long-lived assets include property, plant, and equipment, net of depreciation.

Net sales to one customer of our petroleum additives segment exceeded 10% of total net sales in 2009, 2008, and 2007. Sales to Royal Dutch Shell plc and its affiliates (Shell) amounted to $232 million (15% of total net sales) in 2009, $261 million (16% of total net sales) in 2008, and $202 million (15% of total net sales) in 2007. These net sales represent a wide-range of products sold to this customer in multiple regions of the world.

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

Executive Officers of the Registrant

The names and ages of all executive officers as of February 19, 2010 follow.

Name	Age	Positions
Thomas E. Gottwald	49	President and Chief Executive Officer (Principal Executive Officer)
David A. Fiorenza	60	Vice President and Treasurer (Principal Financial Officer)
Steven M. Edmonds	57	Vice President – General Counsel
Bruce R. Hazelgrove, III	49	Vice President – Corporate Resources
Wayne C. Drinkwater	63	Controller (Principal Accounting Officer)
M. Rudolph West	56	Secretary
C. S. Warren Huang	60	President, Afton Chemical Corporation
Alexander McLean	53	Senior Vice President, Afton Chemical Corporation

Our officers hold office until the meeting of the Board of Directors following the next annual shareholders’ meeting. All of the officers have served in these capacities with NewMarket for at least the last five years.

ITEM 1A.	RISK FACTORS

Our business is subject to many factors that could materially adversely affect our future performance and cause our actual results to differ materially from those expressed or implied by forward-looking statements made in this Annual Report on Form 10-K. Those risk factors are outlined below.

•	Availability of raw materials and transportation systems, including sourcing from some single suppliers, could have a material adverse effect on our operations.

The chemical industry can experience some tightness of supply of certain materials or transportation systems. In addition, in some cases, we choose to source from a single supplier. Any significant disruption in supply could affect our ability to obtain raw materials or transportation systems. This could have a material adverse effect on our operations.

•	We may be unable to respond effectively to technological changes in our industry.

Our future business success will depend upon our ability to maintain and enhance our technological capabilities, develop and market products and applications that meet changing customer needs, and successfully anticipate or respond to technological changes on a cost-effective and timely basis. Our industry is characterized by frequent changes in industry performance standards, which affect the amount and timing of our research and development costs and other technology-related costs. As a result, the life cycle of our products is often hard to predict. Further, technological changes in some or all of our customers’ products or processes may make our products obsolete. Our inability to maintain a highly qualified, technical workforce or their inability to anticipate, respond to, or utilize changing technologies could have a material adverse effect on our results of operations, financial condition, and cash flow in any given period.

•	Several of our products are produced solely at one facility, and a significant disruption or disaster at such a facility could have a material adverse effect on our results of operations.

Several of the products we sell are produced only in one location. We are dependent upon the continued safe operation of these production facilities. These production facilities are subject to various hazards associated with the manufacturing, handling, storage, and transportation of chemical materials and products, including leaks and ruptures, explosions, fires, inclement weather and natural disasters, unscheduled downtime, and environmental hazards. Some of our products involve the manufacturing and handling of a variety of reactive, explosive, and flammable materials. Many of these hazards could cause a disruption in the production of our products. We cannot assure you that these facilities will not experience these types of hazards and disruptions in the future or that these incidents will not result in production delays or otherwise have an adverse effect on our results of operations, financial condition or cash flows in any given period.

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

The United States EPA studied mmt® and determined that it does not cause or contribute to the failure of vehicle emission systems. The Canadian government has made similar findings. The EPA also required, under certain provisions of the Clean Air Act, additional testing to fill some data gaps, including potential risks to public health. The final report for the mmt® Alternative Tier 2 Health Testing Program was accepted and requirements of the mandated program were deemed to have been met with submission of a June 2009 report to the EPA. No change in current determinations has been made. The European Union (EU) finalized the latest version of the EU Fuel Quality Directive in December 2008, rejecting a proposed ban on mmt® by the European Parliament’s Environmental Committee and implementing unsubstantiated interim use limits and labeling requirements while a scientific risk assessment on metallic additives is carried out. Afton has opted to seek judicial review of the unsubstantiated interim use limits and labeling requirements pending the outcome of the scientific risk assessment.

Despite these events, certain industry groups continue to urge greater regulation of all metal-based gasoline additives, including mmt®. In 2002, the Alliance of Automobile Manufacturers (AAM) issued a fleet test report on mmt® based on tests conducted by the AAM, the Association of International Automobile Manufacturers, and the Canadian Vehicle Manufacturers’ Association. The report alleges that mmt® significantly raises vehicle emissions, increases fuel emissions, increases fuel consumption, and impairs the proper operation of vehicle emission control systems. In December 2003, the government of Canada released its “Proposed Framework for an Independent Third-Party Review of New Information on the Effects of mmt® Vehicle Emissions.” In its proposal, the Canadian government provided no timetable for the commencement or completion of the review. To date, the government of Canada has not initiated the review. Increased government regulation of mmt®, if it occurs, or additional studies evaluating mmt®, even if government regulation does not occur, could have a material adverse effect on our sales of that product.

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

Chemical-related assets may be at greater risk of future terrorist attacks than other possible targets in the United States and throughout the world. Federal legislation has imposed significant new site security requirements, specifically on chemical manufacturing facilities, that will require an estimated $4 million to $5 million in capital expenditures at our manufacturing facilities and increase our annual overhead expenses. Federal regulations have also been enacted to increase the security of the transportation of hazardous chemicals in the United States.

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

In 2009, net sales to customers outside of the United States accounted for approximately 60% of total net sales. We do business in all major regions of the world, some of which do not have stable economies or governments. In particular, we sell and market products in countries experiencing political and economic instability in the Middle East, Asia Pacific, and Latin America. Our international operations are subject to international business risks, including unsettled political conditions, expropriation, import and export restrictions, increases in royalties, exchange controls, national and regional labor strikes, taxes, government royalties, inflationary economies and currency exchange rate fluctuations, and changes in laws and policies governing operations of foreign-based companies (such as restrictions on repatriation of earnings or proceeds from liquidated assets of foreign subsidiaries). The occurrence of any one or a combination of these factors may increase our costs or have other adverse effects on our business.

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

Our business and our customers are subject to significant regulations under the European Commission’s Registration, Evaluation and Authorization of Chemicals (REACH) regulation. REACH became effective on June 1, 2007. It imposes obligations on European Union manufacturers and importers of chemicals and other products into the European Union to compile and file comprehensive reports, including testing data, on each chemical substance, perform chemical safety assessments, and obtain pre-market authorization with respect to certain substances of particularly high concern. The new regulation imposes significant additional burdens on chemical producers and importers, and, to a lesser extent, downstream users of chemical substances and preparations. Our manufacturing presence and sales activities in the European Union will require us to incur significant additional compliance costs.

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

In addition, these requirements, and the enforcement or interpretation of these requirements, may become more stringent in the future. Although we cannot predict the ultimate cost of compliance with any such requirements, the costs could be material. Noncompliance could subject us to material liabilities, such as government fines, damages arising from third-party lawsuits, or the suspension and potential cessation of noncompliant operations. We may also be required to make significant site or operational modifications at substantial cost. Future developments could also restrict or eliminate the use of or require us to make modifications to our products, which could have an adverse effect on our results of operations, financial condition, and cash flows in any given period.

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

•	Landlord and financing risks associated with Foundry Park I could adversely affect our financial results.

In January 2007, Foundry Park I, a wholly-owned subsidiary of NewMarket Development, entered into a Deed of Lease Agreement with MeadWestvaco under which it is leasing an office building which we have constructed on approximately three acres.

Our landlord and financing activities may subject us to the following risks:

•

We may incur costs associated with our landlord activities that exceed our expectations and result in the Foundry Park I operations materially negatively impacting our results of operations for our real estate development segment; and

•

we may incur losses, which could be material, under the Goldman Sachs interest rate swap agreement. See Note 17 in the Notes to Consolidated Financial Statements for further information on the interest rate swap.

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

Research, Development, and Testing	Richmond, Virginia Bracknell, England (leased) Tsukuba, Japan Ashland, Virginia (leased) Shanghai, China (leased)

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

We own approximately 64 acres of real estate in downtown Richmond, Virginia, adjacent to our principal executive offices, which we have accumulated over many decades as the property became available. Of this total land holding, approximately four acres remain, which are the most desirable for further development should the demand arise in the community. In January 2007, Foundry Park I entered into a Deed of Lease Agreement with MeadWestvaco under which it is leasing an office building which we have constructed on approximately three acres.

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

There were no issues submitted to a vote of security holders during the fourth quarter of 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, with no par value, has traded on the New York Stock Exchange (NYSE) under the symbol “NEU” since June 21, 2004 when we became the parent holding company of Ethyl, Afton, NewMarket Services, and their subsidiaries.

There were 15,209,989 shares of our common stock outstanding as of December 31, 2009. We had 3,166 shareholders of record at December 31, 2009.

On July 31, 2008, our Board of Directors approved a share repurchase program that authorizes management to repurchase up to $100 million of NewMarket Corporation’s outstanding common stock until December 31, 2010, as market conditions warrant and covenants under our existing agreements permit. We may conduct the share repurchases in the open market and in privately negotiated transactions. The repurchase program does not require NewMarket to acquire any specific number of shares and may be terminated or suspended at any time. Approximately $80 million remains available under the authorization at December 31, 2009. There were no repurchases under this authorization during 2009.

As shown in the table below, cash dividends declared and paid totaled $1.075 per share for the twelve months ended December 31, 2009 and 80 cents per share for the twelve months ended December 31, 2008.

Year	Date Declared	Date Paid	Per Share Amount
2009	February 19, 2009	April 1, 2009	20 cents
	April 23, 2009	July 1, 2009	25 cents
	July 30, 2009	October 1, 2009	25 cents
	October 22, 2009	January 4, 2010	37.5 cents

2008	February 28, 2008	April 1, 2008	20 cents
	April 24, 2008	July 1, 2008	20 cents
	July 31, 2008	October 1, 2008	20 cents
	October 23, 2008	January 2, 2009	20 cents

The declaration and payment of dividends is subject to the discretion of our Board of Directors. Future dividends will depend on various factors, including our financial condition, earnings, cash requirements, legal requirements, restrictions in agreements governing our outstanding indebtedness, and other factors deemed relevant by our Board of Directors. For a discussion of the restrictions on our ability to declare and pay dividends, see Note 13 in the Notes to Consolidated Financial Statements.

The following table shows the high and low prices of our common stock on the NYSE for each of the last eight quarters.

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$45.55	$79.63	$97.22	$121.13
Low	$27.82	$42.78	$63.77	$85.30

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$76.94	$93.57	$73.41	$52.88
Low	$42.79	$61.52	$49.44	$23.37

The performance graph showing the five-year cumulative total return on our common stock as compared to The Lubrizol Corporation, specialty chemical companies, and the S&P 500 is shown below. The graph assumes $100 invested on the last day of December 2004. Dividends are assumed to be reinvested quarterly.

Performance Graph

Comparison of Five-Year Cumulative Return

Performance Through December 31, 2009

ITEM 6.	SELECTED FINANCIAL DATA

NewMarket Corporation and Subsidiaries

Five Year Summary

	Years Ended December 31
	2009	2008	2007	2006	2005
	(in thousands except per-share amounts)
Results of Operations
Net sales	$1,530,122	$1,617,431	$1,374,874	$1,263,297	$1,075,544
Costs and expenses	1,267,834	1,501,071	1,266,251	1,178,665	1,037,490
Special item income, net (1) (2)	—	—	—	14,825	11,668

Operating profit	262,288	116,360	108,623	99,457	49,722
Interest and financing expenses	11,716	12,046	11,557	15,403	16,849
Loss on early extinguishment of debt (3)	—	—	—	11,209	—
Other (expense) income, net (4)	(11,196)	1,012	3,358	7,117	925

Income from continuing operations before income taxes	239,376	105,326	100,424	79,962	33,798
Income tax expense (5) (6)	77,093	32,099	21,874	27,651	6,166

Income from continuing operations	162,283	73,227	78,550	52,311	27,632
Income from operations of discontinued business (net of tax) (7)	—	—	16,771	5,211	14,749

Net income	$162,283	$73,227	$95,321	$57,522	$42,381

Financial Position and Other Data
Total assets	$1,025,192	$811,452	$770,934	$744,793	$701,532
Operations:
Working capital	$405,087	$310,265	$317,380	$301,777	$244,912
Current ratio	3.05 to 1	3.28 to 1	2.79 to 1	2.88 to 1	2.47 to 1
Depreciation and amortization	$32,820	$28,968	$29,126	$31,592	$36,396
Capital expenditures	$89,133	$74,619	$36,656	$26,161	$17,830
Gross profit as a % of net sales	30.3	19.4	21.6	20.9	18.6
Research, development, and testing expenses (8)	$86,072	$81,752	$76,834	$70,263	$65,394
Total debt	$250,081	$237,162	$157,797	$153,439	$153,829
Common and other shareholders’ equity	$458,185	$291,123	$317,007	$301,402	$266,060
Total debt as a % of total capitalization (debt plus equity)	35.3	44.9	33.2	33.7	36.6
Net income as a % of average shareholders’ equity	43.3	24.1	30.8	20.3	17.0

Common Stock
Basic earnings per share:
Income from continuing operations	$10.67	$4.77	$4.66	$3.04	$1.62
Income from operations of discontinued business (net of tax) (7)	—	—	1.00	.30	.87

Net income	$10.67	$4.77	$5.66	$3.34	$2.49

Diluted earnings per share:
Income from continuing operations	$10.65	$4.75	$4.63	$3.00	$1.60
Income from operations of discontinued business (net of tax) (7)	—	—	.99	.30	.85

Net income	$10.65	$4.75	$5.62	$3.30	$2.45

Shares used to compute basic earnings per share	15,206	15,362	16,841	17,223	17,028
Shares used to compute diluted earnings per share	15,243	15,430	16,957	17,407	17,320
Equity per share	$30.12	$19.15	$20.37	$17.43	$15.58
Cash dividends declared per share	$1.075	$.80	$.575	$.50	$—

Notes to the Five Year Summary

(1)	Special item income, net was $14.8 million in 2006 and included a $5.3 million gain related to an earn-out agreement for certain pharmaceutical intellectual property that we sold in 1994; a $3.3 million gain associated with a legal settlement related to transportation charges; a $5.5 million gain resulting from a class action lawsuit related to raw materials; a $2.5 million loss from a legal settlement; and a $3.3 million gain on the sale of property.

(2)	Special item income, net was $12 million in 2005 and included an aggregate $8 million gain on the sales of corporate property and a $4 million gain on an insurance settlement related to our premises asbestos liabilities.

(3)	In December 2006, we purchased $149.75 million of the outstanding $150 million aggregate principal amount of our 8.875% senior notes due 2010 in a tender offer. As a result of the transaction, we recognized a loss of $11 million on the early extinguishment of debt. This loss included the write-off of unamortized deferred financing costs of $2.6 million and cash paid of $8.6 million related to the premium and other costs of the purchase of the senior notes. Subsequently in December 2006, we issued $150 million aggregate principal amount of our 7.125% senior notes due in 2016.

(4)	Other (expense) income, net in 2009 included the unrealized loss on the interest rate swap we entered into on June 25, 2009. The unrealized loss on the interest rate swap was $11.4 million for the twelve months ended December 31, 2009, representing its fair value at December 31, 2009. We are not using hedge accounting to record the interest rate swap, and accordingly, any change in the fair value is immediately recognized in earnings. Other (expense) income, net in both 2008 and 2007 consists primarily of investment income. Other (expense) income, net in 2006 includes a gain of $4 million for interest on an income tax settlement, as well as $2 million of investment income.

(5)	Income tax expense in 2007 includes a special item of $9.5 million primarily representing a reversal of deferred tax provisions that were previously provided on the undistributed earnings of certain foreign subsidiaries.

(6)	Income tax expense in 2005 includes a favorable impact of approximately $1 million from the settlement of certain tax years with the IRS.

(7)	Discontinued operations for all years reflect the April 1, 2007 termination of all marketing agreements between the subsidiaries of Ethyl and Innospec. The gain on the termination of this business was $22.8 million ($14.6 million after tax). The remaining amounts reflect the after-tax earnings of this business.

(8)	Of the total research, development, and testing expenses, the portion related to new products and processes was $46 million in 2009, $44 million in 2008, $42 million in 2007, $37 million in 2006, and $34 million in 2005.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements

The following discussion, as well as other discussions in this Annual Report on Form 10-K, contains forward-looking statements about future events and expectations within the meaning of the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements on our current expectations and projections about future results. When we use words in this document such as “anticipates,” “intends,” “plans,” “believes,” “estimates,” “expects,” “should,” “could,” “may,” “will,” and similar expressions, we do so to identify forward-looking statements. Examples of forward-looking statements include statements we make regarding future prospects of growth in the petroleum additives market, our ability to maintain or increase our market share, and our future capital expenditure levels.

We believe our forward-looking statements are based on reasonable expectations and assumptions, within the bounds of what we know about our business and operations. However, we offer no assurance that actual results will not differ materially from our expectations due to uncertainties and factors that are difficult to predict and beyond our control.

These factors include, but are not limited to, timing of sales orders, gain or loss of significant customers, competition from other manufacturers and resellers, resolution of environmental liabilities, changes in the demand for our products, significant changes in new product introduction, increases in product cost and our ability to increase prices, the impact of fluctuations in foreign exchange rates on reported results of operations, changes in various markets, and geopolitical risks in certain of the countries in which we conduct business. In addition, certain risk factors are also discussed in Item 1A, “Risk Factors.”

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

OVERVIEW

We had an excellent year during 2009, operating successfully through a challenging economic and financial environment. The petroleum additives segment had record earnings, despite the challenges of the worldwide economic slowdown.

As we entered 2009, demand for our products had decreased to extremely low levels. We believe the reduction in demand was caused by the contraction of the market for our products at an unprecedented rate, rather than a loss of customers. Product demand was very low for the first quarter of the year, but demand in the second quarter improved from the first quarter, and the third quarter product demand improved from the second quarter. We now believe product demand has returned to more normal levels that are common in our business. Throughout 2009, we continued to execute our business plan by focusing on delivering the goods and services our customers need. We also continued to invest in R&D and initiated a program to expand our supply chain capabilities in the Far East.

Cash flow for the year was excellent. We ended the year with $152 million of cash on our balance sheet and no drawn debt on our revolving credit facility.

Finally, the project to build an office building for MeadWestvaco was completed on schedule and under budget. MeadWestvaco has moved into the building and rent payments have begun for the 2010 year.

RESULTS OF OPERATIONS

Net Sales

Our consolidated net sales for 2009 amounted to $1,530 million, representing a decrease of approximately 5% from $1,617 million in 2008. The increase between 2008 net sales and 2007 net sales of $1,375 million was 18%.

Net sales to one customer of our petroleum additives segment exceeded 10% of total net sales in 2009, 2008, and 2007. Sales to Royal Dutch Shell plc and its affiliates (Shell) amounted to $232 million (15% of total net sales) in 2009, $261 million (16% of total net sales) in 2008, and $202 million (15% of total net sales) in 2007. These net sales represent a wide-range of products sold to this customer in multiple regions of the world.

No other single customer accounted for 10% or more of our total net sales in 2009, 2008, or 2007.

The following table shows our net sales by segment for each of the last three years.

Net Sales by Segment

(in millions of dollars)

	2009	2008	2007
Petroleum additives	$1,518	$1,604	$1,358
Real estate development	—	—	—
All other	12	13	17

Consolidated net sales	$1,530	$1,617	$1,375

Petroleum Additives – Net sales of our petroleum additives segment were lower in 2009 than in 2008, while 2008 petroleum additives net sales were higher than 2007.

Net sales in 2009 of $1,518 million were $86 million or 5% lower than the 2008 amount of $1,604 million. The decrease between the two years reflects lower total product shipments, as well as a significant unfavorable foreign currency impact of $25 million. Product shipments were approximately 9% lower when comparing 2009 and 2008. The decrease in shipments was primarily in the lubricant additives product lines, which was partially offset by a modest increase in fuel additives product lines shipments. While product shipments were lower when comparing the two years, when comparing the second half of each year, shipments increased approximately 6% in 2009 over 2008. We believe product shipments have returned to levels that were more typical before the worldwide economic slowdown began during the second half of 2008. The unfavorable impact from foreign currency reflects the strengthening of the U.S. Dollar between 2009 and 2008 versus the other currencies in which we conduct business. The unfavorable impact on net sales between 2009 and 2008 from shipments and foreign currency were partially offset by higher selling prices, which were implemented in 2008.

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

The approximate components of the petroleum additives decrease in net sales of $86 million when comparing 2009 to 2008 and the increase of $246 million when comparing 2008 to 2007 are shown below in millions.

Net sales for year ended December 31, 2007	$1,358
Increase in shipments, including changes in product mix	61
Increase in selling prices, including changes in customer mix	156
Increase due to foreign currency impact	29

Net sales for year ended December 31, 2008	1,604
Decrease in shipments, including changes in product mix	(101)
Increase in selling prices, including changes in customer mix	40
Decrease due to foreign currency impact	(25)

Net sales for year ended December 31, 2009	$1,518

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

The table below reports operating profit by segment for the last three years.

Segment Operating Profit

(in millions of dollars)

	2009	2008	2007
Petroleum additives	$280	$130	$129

Real estate development	$(1)	$—	$—

All other	$—	$2	$(7)

Petroleum Additives – The petroleum additives operating profit increased $150 million when comparing 2009 and 2008. The operating profit margin was 18.4% for 2009 and 8.1% for 2008. The 2008 results included a gain of $3 million resulting from a legal settlement related to raw materials. The 2009 results are significantly higher across all product lines. The most significant factors when comparing operating profit and the operating profit margins between 2009 and 2008 were higher selling prices, as discussed in the Net Sales section above, and lower raw material costs. While partially offset by selling price reductions made this year, the overall increase in selling prices for 2009 is the result of actions taken throughout 2008 to raise selling prices in response to the then increasing raw material costs. The key unfavorable factor in operating profit results between 2009 and 2008 was lower product shipments, also discussed in the Net Sales section. Foreign currency has impacted operating profit throughout 2009 resulting in an unfavorable impact for 2009 of $8 million. During the second half of 2009, we have again experienced increasing raw material costs and tightening in the availability of certain raw materials. Finally, our selling, general, and administrative expenses (SG&A), as well as research, development, and testing expenses (R&D), were $2 million higher in 2009 than 2008, and included an approximate $9 million favorable foreign currency impact. For further information, see the discussion on SG&A and R&D below.

Petroleum additives operating profit in 2008 was almost unchanged from 2007, reflecting a small increase of less than 1%. Despite the small change in operating profit between the two years, there were a number of factors which impacted the results. Comparing the operating profit margin for the two years reflects a margin of 8.1% for 2008 and 9.5% for 2007. The significant reduction in operating margins includes several key components. Costs of raw materials, as well as energy and other manufacturing costs, increased significantly during 2008. The cost of crude oil reached record-high levels during the year, reflecting an increase in base oil costs, one of our primary raw materials. We successfully increased selling prices during 2008 to begin recovering these cost increases, but margins remained compressed as we recovered some of the cost increases. The favorable impact from increased selling prices, as well as a favorable impact from higher product shipments during 2008, is discussed in the Net Sales section above. Despite the increase in product shipments over the course of 2008, in the fourth quarter of the year, we experienced a reduction in demand for our products of approximately 20% from the average of the first nine months of 2008 due to the worldwide economic slowdown and destocking by our customers. The 2008 results also included a favorable foreign currency impact. When the U.S. Dollar is weak versus other currencies in which we conduct business, as it was during 2008, our revenues and operating profit are favorably impacted. We believe favorable foreign currency impacts contributed approximately $10 million to operating profit results when comparing 2008 and 2007. Our SG&A and R&D were $11 million higher in 2008 than 2007, and included an approximate $3 million unfavorable foreign currency impact.

SG&A of the petroleum additives segment was approximately 3% lower when comparing 2009 and 2008. The decrease resulted primarily from favorable foreign currency, partially offset by higher personnel related costs. SG&A was 7% higher when comparing 2008 and 2007. The increase primarily resulted from higher personnel related costs and unfavorable foreign currency. Total R&D for petroleum additives was $86 million in 2009, $82 million in 2008, and $77 million in 2007. The increase in R&D between 2009 and 2008, as well as 2008 and 2007, was across all product lines. We continue to invest in SG&A and R&D to support our customers’ programs and to develop the technology required to remain a leader in this industry. We expect this to continue for the foreseeable future. R&D related to new products and processes was $46 million in 2009, $44 million in 2008, and $42 million in 2007. All of our R&D was related to the petroleum additives segment.

The following discussion references certain captions on the Consolidated Statements of Income.

Interest and Financing Expenses

Interest and financing expenses were $11.7 million in 2009, $12.0 million in 2008, and $11.6 million in 2007. The decrease in interest and financing expenses between 2009 and 2008 resulted primarily from lower average debt between the two years, as we had no drawn debt on the revolving credit facility during most of 2009. The lower debt was partially offset by slightly higher interest rates and higher amortization of deferred financing costs in 2009 due to the cost related to increased commitment levels achieved on the revolving credit facility. The increase in interest and financing expenses in 2008 as compared to 2007 reflects the increase in borrowing under the revolving credit facility during 2008.

Other (Expense) Income, Net

Other (expense) income, net was $11 million expense in 2009, $1 million income in 2008, and $3 million income in 2007. The 2009 amount represents the unrealized loss on an interest rate swap which is recorded at fair value. See Note 17 in Notes to Consolidated Financial Statements for additional information on the interest rate swap. The 2008 and 2007 amounts resulted primarily from investment income.

Income Tax Expense

Income tax expense on income from continuing operations was $77 million in 2009, $32 million in 2008, and $22 million in 2007. The effective tax rate on income from continuing operations was 32.2% in 2009, 30.5% in 2008, and 21.8% in 2007. The 2009 effective income tax rate includes the benefit of the domestic manufacturing tax deduction. The 2008 effective income tax rate includes the benefit of a lower tax rate for certain foreign operations. The effective tax rate in each year reflects certain foreign and other tax benefits. Income taxes for all periods exclude income tax expense on discontinued operations. See Note 23 in the Notes to Consolidated Financial Statements for further details on income taxes.

The increase in income before income tax expense between 2008 and 2009 resulted in an increase in tax expense of $41 million. The remaining change in income tax expense resulted from the higher effective tax rate, which primarily reflects the higher proportion of domestic earnings in 2009, which are subject to both U.S. federal and state income taxes.

The increase in the 2008 effective tax rate is primarily due to the special item tax benefit of $9.5 million in 2007 discussed below. The remaining increase of approximately $1 million between the two years resulted from increased income from continuing operations before income taxes.

Income taxes for 2007 benefited from the following special items totaling $9.5 million. During fourth quarter 2007, we concluded certain of our foreign subsidiaries would not be able to distribute dividends back to the U.S. parent for the foreseeable future. Accordingly, we designated the undistributed earnings of these subsidiaries as indefinitely reinvested. The deferred income tax liability of $7.0 million previously provided on these earnings was reversed and reduced deferred income tax expense by the same amount. During our detailed review, we determined our deferred tax liability accounts provided for the undistributed earnings of foreign subsidiaries were overstated by $1.9 million at year-end 2006. We recorded an additional deferred income tax benefit of $1.9 million during the fourth quarter 2007 for this overprovision. An overprovision of $1.2 million had also occurred during the first three quarters of 2007 which was reversed in the fourth quarter and had no impact on the results of operations for the year ended December 31, 2007. The impact of these adjustments did not have a material effect on our reported financial position and results of operations for the year ended December 31, 2007. The remaining $600 thousand benefit related to changes in our liability for unrecognized tax benefits from uncertain tax positions.

Our deferred taxes are in a net asset position. Based on current forecast operating plans and historical profitability, we believe that we will recover the full benefit of our deferred tax assets and have, therefore, not recorded a valuation allowance.

Income from Continuing Operations

Income from continuing operations was $162 million ($10.65 per diluted share) for 2009, $73 million ($4.75 per diluted share) for 2008, and $79 million ($4.63 per diluted share) for 2007.

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

The gain on the termination of this business was $22.8 million ($14.6 million after tax) in 2007. The income from operations before tax of the discontinued business amounted to $3.5 million ($2.2 million after tax) for 2007. These results are presented net of tax in the Consolidated Statements of Income under discontinued operations for all periods presented.

Net Income

Net income was $162 million ($10.65 per diluted share) in 2009, $73 million ($4.75 per diluted share) in 2008, and $95 million ($5.62 per diluted share) in 2007.

CASH FLOWS DISCUSSION

We generated cash from operating activities of $224 million in 2009, $21 million in 2008, and $110 million in 2007.

During 2009, we used the cash generated from operations, along with $56 million of draws under the Foundry Park I construction loan and $11 million from a net return of funds for the deposit related to the interest rate lock agreement to fund $89 million of capital expenditures, payoff the outstanding balance of $42 million on the revolving credit agreement, and make a net deposit of $15 million related to the Goldman Sachs interest rate swap. We also paid dividends on our common stock of $16 million. Further information on the interest rate lock agreement and the Goldman Sachs interest rate swap is in Note 17 and Note 19 in the Notes to Consolidated Financial Statements. These items, including a favorable fluctuation in foreign currency rates of $5 million, resulted in an increase of $130 million in cash and cash equivalents. Cash flows from operating activities included an increase of $23 million resulting from lower working capital requirements, as well as payments of $25 million for our pension and postretirement plans.

As of December 31, 2008, we had $42 million outstanding under our revolving credit agreement and had made draws of $38 million under the Foundry Park I construction loan. We used these borrowings, as well as cash provided from operating activities to fund $75 million of capital expenditures, $27 million for repurchase of our common stock, $15 million for dividends on our common stock, and $15 million for the acquisition of a business. Further information on the acquisition of the business is in Note 11 in the Notes to Consolidated Financial Statements. In addition, we also funded $9.5 million cash for the net deposit on the interest rate lock agreement. Our book overdraft decreased $5 million. These items, combined with an unfavorable foreign exchange effect on cash of $4 million, resulted in a decrease in cash and cash equivalents of $50 million. Cash flows from operating activities included a decrease of $91 million due to higher working capital requirements, payments of $17 million to fund our pension and postretirement plans, and proceeds of $3 million for a legal settlement related to raw materials. The higher working capital requirements during the year primarily reflected a reduction in outstanding accounts payable at the end of 2008, as well as higher inventory costs during the year.

During 2007, we received proceeds of $28 million from the settlement of the arbitration actions and termination of the TEL marketing agreements and $12 million from the Foundry Park I bridge and construction loans. We used these proceeds in addition to cash provided from operating activities to fund $83 million for the repurchase of common stock, $37 million of capital expenditures, $7 million repayment of the Foundry Park I bridge loan, $7 million of dividends on our common stock, $4 million of deferred leasing costs related to the construction of the office building by Foundry Park I, $3 million for a payment on the fourth quarter 2006 acquisition of an intangible asset, $2 million of debt issuance costs, and $1 million for a deposit on an interest rate lock agreement related to the construction of the office building by Foundry Park I. Our book overdraft increased $4 million. These items, including a favorable fluctuation in foreign currency rates during 2007 of $2 million, resulted in an increase of $12 million in cash and cash equivalents. The 2007 cash flows from operating activities included a $12 million reimbursement of our TEL working capital advance, as well as payments of $21 million to fund our retirement plans. Cash flows from operating activities for 2007 also included an increase of $6 million in working capital.

We expect that cash from operations, together with borrowing available under our senior credit facility, will continue to be sufficient to cover our operating expenses and planned capital expenditures for the foreseeable future.

FINANCIAL POSITION AND LIQUIDITY

Cash

At December 31, 2009, we had cash and cash equivalents of $152 million as compared to $22 million at the end of 2008.

At both December 31, 2009 and December 31, 2008, we had a book overdraft for some of our disbursement cash accounts. A book overdraft represents disbursements that have not cleared the bank accounts at the end of the reporting period. We transfer cash on an as-needed basis to fund these items as they clear the bank in subsequent periods.

Debt

Senior Notes – On December 12, 2006, we issued $150 million aggregate principal amount of our 7.125% senior notes due 2016. These notes were not registered under the Securities Act. During the second quarter 2007, we completed an offer to exchange up to $150 million of 7.125% senior notes due 2016 that had been registered under the Securities Act for a like principal amount of our then outstanding 7.125% senior notes that were issued in December 2006 and that were not registered under the Securities Act. All senior notes were exchanged.

The 7.125% senior notes are our senior unsecured obligations and are jointly and severally guaranteed on an unsecured basis by all of our existing and future 100% owned by NewMarket domestic restricted subsidiaries. We incurred financing costs of approximately $3 million related to the 7.125% senior notes, which are being amortized over ten years.

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

The more restrictive and significant of the covenants under the indenture include a minimum fixed charge ratio of 2.00, as well as a limitation on restricted payments, as defined in the indenture. Our fixed charge coverage ratio was 22.62 at December 31, 2009 and 11.24 at December 31, 2008. In addition, we would have been permitted to make additional restricted payments in the amount of approximately $84 million at December 31, 2009 and $19 million at December 31, 2008.

We were in compliance with all covenants under the indenture governing the 7.125% senior notes as of December 31, 2009 and December 31, 2008.

Senior Credit Facility – On December 21, 2006, we entered into a Second Amended and Restated Credit Agreement. This credit agreement amended and restated the credit agreement that we entered into on June 18, 2004. We incurred additional financing costs of approximately $600 thousand, which resulted in the total unamortized deferred financing costs of approximately $3 million related to the senior credit facility. These costs are being amortized over five years.

Beginning in late 2008, we entered into several additional agreements related to the Second Amended and Restated Credit Agreement. These additional agreements were as follows:

•	On December 22, 2008, we entered into a Supplement Agreement to the Second Amended and Restated Credit Agreement to increase the commitment level by $7 million.

•	On January 5, 2009, we entered into another Supplement Agreement to increase the commitment level by an additional $5 million.

•

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

•

Also, on March 24, 2009, we entered into a Supplement Agreement to the Second Amended and Restated Revolving Credit Agreement to increase the commitment level of the revolving credit facility by $2.25 million.

•	On April 20, 2009, we entered into an agreement to add an additional lender under the revolving credit facility and increase the commitment level by $10 million.

•	Subsequently, on June 30, 2009, that lender increased its commitment level by another $10 million.

•	On December 7, 2009, we entered into an agreement to add an additional lender under the revolving credit facility and increase the commitment level by $10.75 million.

•

On December 30, 2009, we entered into a Third Amendment to the Second Amended and Restated Revolving Credit Agreement (Third Amendment). The Third Amendment amends the definition of Subsidiary; allows liens on cash in an amount not to exceed $20 million specifically related to the Foundry Park rate lock transactions; allows investments in Real Estate Subsidiaries (as defined in the Second Amended and Restated Credit Agreement) not to exceed $55 million; and provides that transactions with the Charitable Foundation (as defined in the Third Amendment) will not be considered transactions with an Affiliate (as defined in the Second Amended and Restated Credit Agreement).

We paid financing costs in 2009 and late 2008 of approximately $700 thousand related to these agreements, and we are amortizing these deferred financing costs over the remaining term of the credit agreement.

At December 31, 2009, the credit agreement includes a $150 million revolving senior credit facility for working capital and other general corporate purposes for NewMarket and our subsidiaries, inclusive of a $75 million sub-facility for letters of credit. Borrowings bear interest, at our election, at either a base rate plus a margin (175 basis points as of December 31, 2009) or LIBOR plus a margin (275 basis points as of December 31, 2009). The revolving credit facility matures on December 21, 2011. Our average interest rate under the revolving credit facility was 2.6% during 2009 and 4.2% during 2008. There were no borrowings outstanding at December 31, 2009 under the senior credit facility. At December 31, 2009, we had outstanding letters of credit of $4.3 million, resulting in the unused portion of the senior credit facility amounting to $145.7 million. For further information on the outstanding letters of credit, see Note 19 in the Notes to Consolidated Financial Statements.

The senior credit facility is secured by liens on a significant portion of our U.S. assets. In addition, the senior credit facility is guaranteed by our U.S. subsidiaries.

The credit agreement contains covenants, representations, and events of default that management considers typical of a credit agreement of this nature. The more restrictive and significant financial covenants include:

•	minimum consolidated net worth as defined in Section 6.3 of the Second Amended and Restated Credit Agreement;

•	a minimum fixed charge coverage ratio of 1.15; and

•	a maximum leverage ratio of 3.50.

Our consolidated net worth, as defined, exceeded the minimum requirement under the senior credit facility by approximately $102 million at December 31, 2009 and approximately $38 million at December 31, 2008. Also at December 31, 2009, the fixed charge coverage ratio was 5.43 and the leverage ratio was 0.91, while at December 31, 2008, the fixed charge coverage ratio was 1.66 and the leverage ratio was 1.80.

We were in compliance with all covenants under the senior credit facility at December 31, 2009 and December 31, 2008.

Construction Loan Agreement – Foundry Park I and NewMarket Corporation entered into a construction loan agreement with a group of banks on August 7, 2007 to borrow up to $116 million to fund the development and construction of an office building. The construction loan bore interest at LIBOR plus a margin of 140 basis points. The term of the loan was for a period of 36 months and was unconditionally guaranteed by NewMarket Corporation. No principal reduction payment became due during the construction period. As a condition of the construction loan and concurrently with the closing of the loan, Foundry Park I also obtained interest rate risk protection in the form of an interest rate swap. See Note 17 in the Notes to Consolidated Financial Statements. On January 29, 2010, we paid off the outstanding balance at December 31, 2009 of $99.1 million of the construction loan with proceeds from the mortgage loan agreement (discussed below) and cash on hand.

Mortgage Loan Agreement – On January 28, 2010, Foundry Park I entered into a mortgage loan agreement in the amount of $68.4 million. The loan, which is collateralized by the Foundry Park I office building, is for a period of five years, with two thirteen-month extension options. NewMarket Corporation is fully guaranteeing the loan. The mortgage loan bears interest at a variable rate of LIBOR plus a margin of 400 basis points, with a minimum LIBOR of 200 basis points. Concurrently with the closing of the mortgage loan, Foundry Park I obtained an interest rate swap to effectively convert the variable interest rate in the loan to a fixed interest rate by setting LIBOR at 2.642% for five years. Principal payments will be made monthly based on a 15 year amortization schedule, with all remaining amounts fully due in five years.

***

We had combined current and noncurrent long-term debt of $250 million at December 31, 2009 and $237 million at December 31, 2008. The increase in debt results from draws of $56 million on the construction loan, partially offset by payments of $42 million on the revolving credit facility. In addition, during 2009, we also paid $800 thousand on our capital lease obligations.

As a percentage of total capitalization (total debt and shareholders’ equity), our total debt decreased from 44.9% at the end of 2008 to 35.3% at the end of 2009. The change in the percentage was primarily the result of the increase in shareholders’ equity, which was partially offset by the increase in debt. The increase in shareholders’ equity reflects our earnings, partially offset by the impact of dividend payments, and a significant foreign currency impact on our balance sheet translations due to rate fluctuations between December 31, 2008 and December 31, 2009. Normally, we repay long-term debt with cash from operations or refinancing activities.

Interest Rate Lock Agreement

We financed the construction loan for the Foundry Park I project to construct an office building for MeadWestvaco through a group of banks. Prior to commencing construction, we took actions to identify the possible permanent lending source after construction. To that end, Foundry Park I entered into an Application with Principal Commercial Funding II, LLC (Principal) dated February 26, 2007, which outlined the terms and conditions under which Principal would provide permanent, fixed-rate financing in the maximum amount of $116,000,000 amortized over 25 years with all amounts due 13.5 years after the date of the loan. The Application was not a loan commitment due to the lengthy time period of thirty-four months until the completion of the building. In order to obtain a fixed-rate loan, we entered into a rate lock agreement with Principal dated February 26, 2007. Principal simultaneously entered into a hedge with a third party based mainly on the forward rates of ten-year Treasuries. We were not a party to that hedging agreement. Under the rate lock agreement, we agreed to post a deposit with Principal and to increase the amount of that deposit if the exposure to Principal on their hedge increased.

In June 2009, Principal and Foundry Park I determined that the loan terms set forth in the Application could not be syndicated based on then current market conditions. As a result, Principal and Foundry Park I terminated the loan application and related rate lock agreement and mutually released each other from their respective rights and obligations under those arrangements. See Notes 17 and 19 in the Notes to Consolidated Financial Statements for additional information on the termination of the rate lock agreement and subsequent entry into an interest rate swap with Goldman Sachs related to the Foundry Park I project. All amounts which we had deposited with Principal under the rate lock agreement have effectively been returned to us at the termination of the rate lock agreement as Principal transferred the deposited funds to Goldman Sachs as collateral for the interest rate swap related to the Foundry Park I project.

Working Capital

At December 31, 2009, we had working capital of $405 million, resulting in a current ratio of 3.05 to 1. Our working capital at year-end 2008 was $310 million resulting in a current ratio of 3.28 to 1.

The change in the working capital ratio primarily reflects significantly higher cash levels, as well as increased accounts receivable and prepaid expenses. The increase in accounts receivable is due to the higher sales levels for fourth quarter 2009 compared to fourth quarter 2008. The higher prepaid expenses reflect a significant increase in prepaid taxes on intercompany profit between the two years. These favorable factors were offset by lower inventories, as well as higher accounts payable and current portion of long-term debt. The lower inventories reflect the results of our efforts to reduce inventory levels, while the higher accounts payable reflects a normal increase from an unusually low level of accounts payable at December 31, 2008. The increase in the current portion of long-term debt results from that portion of the construction and mortgage loans which are payable within one year. The changes in the working capital components include a foreign currency impact.

Capital Expenditures

We expect capital expenditures to be approximately $45 million in 2010. We expect to continue to finance this capital spending through cash provided from operations, together with borrowing available under our senior credit facility.

Environmental Expenses

We spent approximately $17 million in both 2009 and 2008, and $18 million in 2007 for ongoing environmental operating and clean-up costs, excluding depreciation of previously capitalized expenditures. These environmental operating and clean-up expenses are included in cost of goods sold. Further, we expect to continue to fund these costs through cash provided by operations.

Contractual Obligations

The table below shows our year-end contractual obligations by year due.

	Payments due by period (in millions of dollars)
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long-term debt obligations (a)	$249	$99	$—	$—	$150
Interest payable on long-term debt, interest rate swaps, and capital lease obligations	134	16	31	31	56
Letters of credit (b)	4	—	—	—	4
Capital lease obligations (c)	1	1	—	—	—
Operating lease obligations	27	9	9	2	7
Property, plant, and equipment purchase obligations	9	9	—	—	—
Raw material purchase obligations (d)	237	77	106	54	—
Other long-term liabilities (e)	44	24	4	1	15
FIN 48 Reserves	1	—	1	—	—
Real estate development	2	2	—	—	—

Total	$708	$237	$151	$88	$232

(a)	Amounts represent contractual payments due on the senior notes and the senior credit facility, as well as the construction loan as of December 31, 2009. We entered into a mortgage loan on January 28, 2010 and subsequently paid off on January 29, 2010 the construction loan. The portion of the construction loan that was replaced by the mortgage loan has been classified as long-term on the Consolidated Balance Sheet, except for $2 million, which will be repaid in 2010. See Note 13 in the Notes to Consolidated Financial Statements for more information on the mortgage loan and payoff of the construction loan.

(b)	We intend to renew letters of credit when necessary as they mature; therefore, the obligations do not have a definitive maturity date.

(c)	Amounts represent the debt obligation under the capital lease, as well as future minimum lease payments in excess of the capital lease debt obligation.

(d)	Raw material purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. Purchase orders made in the ordinary course of business are excluded from the above table. Any amounts for which we are liable under purchase orders are reflected in our Consolidated Balance Sheets as accounts payable or accrued expenses.

(e)	These represent other long-term liability amounts reflected in our Consolidated Balance Sheets that have known payment streams. Amounts include environmental liabilities, including asset retirement obligations, as well as contributions associated with pension and postretirement benefit plans. Amounts accrued for the potential exposure with respect to litigation, claims, and assessments are not included in the table above.

Pension and Postretirement Benefit Plans

Our U.S. and foreign benefit plans are discussed separately below. Our U.S. pension and postretirement plans are similar and therefore, the information discussed below applies to all of our U.S. benefit plans. Our foreign plans are quite diverse, and the actual assumptions used by the various foreign plans are based upon the circumstances of each particular country and retirement plan. The discussion below surrounding our foreign retirement benefits focuses only on our pension plan in the United Kingdom (U.K.) which represents the majority of the impact on our financial statements from foreign pension plans. We use a December 31 measurement date to determine our pension and postretirement expenses and related financial disclosure information. Additional information on our pension and postretirement plans is in Note 20 in the Notes to Consolidated Financial Statements.

U.S. Pension and Postretirement Benefit Plans – The following information applies to our U.S. pension and postretirement benefit plans. The average remaining service period of participants for our U.S. plans is 13.0 years, while the average remaining life expectancy of participants is 25.2 years. We utilize the Optional Combined Mortality Tables for males and females based on the RP-2000 Mortality Tables projected with Scale AA as published by the IRS on February 2, 2007 in determining the impact of the U.S. benefit plans on our financial statements.

Investment Return Assumptions under ASC (Accounting Standards Codification) 715 and Asset Allocation – We periodically review our assumptions for the long-term expected return on pension plan assets. As part of the review and to develop expected rates of return, we considered a stochastic analysis of expected returns based on the U.S. plans’ asset allocation as of both January 1, 2008 and January 1, 2009. This forecast reflects our expected long-term rates of return for each significant asset class or economic indicator. As of January 1, 2010, the expected rates were 8.6% for U.S. large cap stocks, 4.5% for U.S. long-term corporate bonds, and 2.3% for inflation. The range of returns developed relies both on forecasts and on broad-market historical benchmarks for expected return, correlation, and volatility for each asset class.

Our asset allocation is predominantly weighted toward equities. Through our ongoing monitoring of our investments, we have determined that we should maintain the expected long-term rate of return for our U.S. plans at 9.0% at December 31, 2009.

An actuarial gain, where the actual return was higher than the expected return, occurred during 2009 resulting in the actual investment return being approximately $10 million higher than the expected return for all of our U.S. plans. An actuarial loss, where the actual return was lower than the expected return, occurred during 2008 resulting in the actual investment return being approximately $38 million lower than the expected return for all of our U.S. pension plans. This is consistent with the steep decline in the global stock markets during 2008. A small actuarial loss also occurred during 2007 resulting in the one-year investment return being $350 thousand lower in 2007 than the expected return for all of our U.S. pension plans. Investment gains and losses enter earnings on an amortized basis over a period of years so that the recent years’ results caused an increase in expense of approximately $600 thousand in 2009, as well as an expected $1.2 million increase in expense in 2010. We expect that there will be continued volatility in pension expense as actual investment returns vary from the expected return, but we continue to believe the potential long-term benefits justify the risk premium for equity investments.

Pension expense and the retiree medical portion of postretirement expense are sensitive to changes in the expected return on assets. For example, decreasing the expected rate of return by 25 basis points to 8.75% for pension assets and 6.0% for postretirement benefit assets (while holding other assumptions constant) would increase the forecasted 2010 expense for our U.S. pension and postretirement plans by approximately $300 thousand. Similarly, a 25 basis point increase in the expected rate of return to 9.25% for pension assets and 6.5% for postretirement benefit assets (while holding other assumptions constant) would reduce forecasted 2010 pension and postretirement expense by approximately $300 thousand.

Discount Rate Assumption under ASC 715 – We utilize the Citigroup Pension Discount Curve (discount curve) and Liability Index and other bond market indicators in developing the discount rate assumption. We initially develop an estimated discount rate using the discount curve by applying the expected cash flows for each specific defined benefit retirement plan to the interest rates provided in the discount curve. We then weigh the cash flows of each plan and consider other relevant market information. Our discount rate is developed based on the discount curve on the last date of December. The discount rate at December 31, 2009 was 5.875% for all plans.

Pension and postretirement benefit expense is also sensitive to changes in the discount rate. For example, decreasing the discount rate by 25 basis points to 5.625% (while holding other assumptions constant) would increase the forecasted 2010 expense for our U.S. pension and postretirement benefit plans by approximately

$800 thousand. A 25 basis point increase in the discount rate to 6.125% would reduce forecasted 2010 pension and postretirement benefit expense by approximately $700 thousand.

Rate of Projected Compensation Increase – We have increased our rate of projected compensation increase at December 31, 2009 from 3.75% to 4.00%. The rate assumption was based on an analysis of our projected compensation increases for the foreseeable future.

Liquidity – Cash contribution requirements to the pension plan are sensitive to changes in assumed interest rates and investment gains or losses in the same manner as pension expense. We expect our aggregate cash contributions, before income taxes, to the U.S. pension plans will be in the range of $12 million to $14 million in 2010. We expect our contributions to the postretirement benefit plans will be approximately $2 million.

Other Assumptions under ASC 715 – During 2008, we reviewed our assumption for the health care cost trend rate. Based on actual cost experience, we restarted our overall assumption for health care cost increases at 10%, scaling down to 5.0% by 2018. We maintained this health care cost trend assumption for 2009 resulting in an assumed rate of 9.5% for 2009 and 9.0% for 2010. The assumption includes temporarily higher cost increases for our retiree prescription drug coverage.

At December 31, 2009, our expected long-term rate of return on our postretirement plans was 6.25%. This rate varies from the pension rate of 9.0% primarily because of the difference in investment of assets. The assets of the postretirement plan are held in an insurance contract, which results in a lower assumed rate of investment return.

Foreign Pension Benefit Plans – As discussed above, our foreign pension plans are quite diverse. The following information applies only to our U.K. pension plan, which represents the majority of the impact on our financial statements from our foreign pension plans. The average remaining service period for our U.K. plan is 15 years, while the average remaining life expectancy is 31 years. We utilize PA92 mortality tables which allow for future “medium cohort” projected improvements in life expectancy with a minimum 1% per year improvement and a -1 year age rating based on the membership of the plan, in determining the impact of the U.K. pension plans on our financial statements.

Investment Return Assumptions under ASC 715 and Asset Allocation – We periodically review our assumptions for the long-term expected return on the U.K. pension plan assets. The expected long-term rate of return is based on both the asset allocation, as well as yields available in the U.K. markets.

The target asset allocation in the U.K. is to be invested 60% in equities and 40% in a mixture of government and corporate bonds, although the actual allocation at the end of 2009 was 63% in equities and 37% in government and corporate bonds. Based on the actual asset allocation and the expected yields available in the U.K. markets, the expected long-term rate of return for the U.K. pension plan was 5.9% at December 31, 2009.

An actuarial gain occurred during 2009 as the actual investment return exceeded the expected investment return in 2009 by approximately $7 million for our U.K. pension plan. This compares to an actuarial loss of $15 million in 2008 and an actuarial loss of $500 thousand in 2007. Investment gains and losses enter earnings on an amortized basis resulting in increased expense of approximately $1 million in 2009, as well as an expected $1 million increased expense in 2010. We expect that there will be continued volatility in pension expense as actual investment returns vary from the expected return, but we continue to believe the potential benefits justify the risk premium for the target asset allocation.

Pension expense is sensitive to changes in the expected return on assets. For example, decreasing the expected rate of return by 25 basis points to 5.65% (while holding other assumptions constant) would increase the forecasted 2010 expense for our U.K. pension plan by approximately $200 thousand. Similarly, a 25 basis point increase in the expected rate of return to 6.15% (while holding other assumptions constant) would reduce forecasted 2010 pension expense by approximately $200 thousand.

Discount Rate Assumption under ASC 715 – We utilize a yield curve based on AA-rated corporate bond yields provided by Barclays in developing a discount rate assumption (extrapolated at terms above 30 years based on government bond yields and the spread between these and corporate bond yields.) The yield appropriate to the duration of the U.K. plan liabilities is then used. The discount rate at December 31, 2009 was 5.7%.

Pension expense is also sensitive to changes in the discount rate. For example, decreasing the discount rate by 25 basis points to 5.45% (while holding other assumptions constant) would increase the forecasted 2010 expense for our U.K. pension plans by approximately $350 thousand. A 25 basis point increase in the discount rate to 5.95% would reduce forecasted 2010 pension expense by approximately $350 thousand.

Rate of Projected Compensation Increase – We have maintained our rate of projected compensation increase at December 31, 2009 at 4.55%. The rate assumption was based on an analysis of our projected compensation increases for the foreseeable future.

Liquidity – Cash contribution requirements to the U.K. pension plan are sensitive to changes in assumed interest rates in the same manner as pension expense. We expect our aggregate U.K. cash contributions, before income taxes, will be approximately $5 million in 2010.

OUTLOOK

We begin 2010 cautiously optimistic that our business has returned to more historical levels of demand. We are well-positioned to manage the challenges associated with competing in our marketplace and have every expectation that we will continue to deliver the products our customers need for them to succeed in their marketplace. We expect to begin manufacturing and blending in our Singapore facility later this year, which will significantly improve our service levels in that key region of the world. Our plants are running at high capacities, we continue significant spending in R&D and expect another successful year for our petroleum additives business. We have a solid business base, a good technical product offering, and an excellent team which is dedicated to our customers and our business.

During 2009, we completed the project to develop some of the downtown Richmond property that we own by constructing a multi-story office building for MeadWestvaco. The project finished on schedule and below budget. During 2010, as we have concluded our role in the construction phase of this project, we move to managing our landlord responsibilities. In early 2010, we secured a five year loan on the property. We used the proceeds from this loan together with cash on hand to repay the construction loan. The Foundry Park I business activities are being reported as the real estate development segment in our financial statements going forward.

Our business generates significant amounts of cash. We believe we have many internal opportunities to use some of that cash for growth in the near term, from both geographical and product line extensions. Further, it is our intention to leverage our financial strength to increase shareholder value by growing the business, with acquisitions being an area of primary interest. Our primary focus in the acquisition area remains on the petroleum additives industry. It is our view that this industry will provide the greatest opportunity for a good return on our investment while minimizing risk. We remain focused on this strategy and will evaluate any future opportunities. Nonetheless, we are patient in this pursuit and intend to make the right acquisition when the opportunity arises. Until an acquisition materializes, we will build cash on our balance sheet and will continue to evaluate all alternative uses for that cash to enhance shareholder value, including stock repurchases and dividends.

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

Intangibles, Net of Amortization and Goodwill

We have certain identifiable intangibles, as well as goodwill, amounting to $45 million at year-end 2009 that are discussed in Note 11 in the Notes to Consolidated Financial Statements. These intangibles relate to our petroleum additives business and, except for the goodwill, are being amortized over periods with up to approximately nineteen years of remaining life. We continue to assess the market related to these intangibles, as well as their specific values, and have concluded the values and amortization periods are appropriate. We also evaluate these intangibles for any potential impairment when significant events or circumstances occur that might impair the value of these assets. These evaluations continue to support the value at which these identifiable intangibles are carried on our financial statements. However, if conditions were to substantially deteriorate in this market, it could possibly cause a reduction in the periods of this amortization charge or result in a noncash write-off of a portion of the intangibles’ carrying value. A reduction in the amortization period would have no effect on cash flows. We do not anticipate such a change in the market conditions.

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

Pension Plans and Other Postretirement Benefits

We use assumptions to record the impact of the pension and postretirement plans in the financial statements. These assumptions include the discount rate, expected long-term rate of return on plan assets, rate of compensation increase, and health-care cost trend rate. A change in any one of these assumptions could result in different results for the plans. We develop these assumptions after considering available information that we deem relevant. Information is provided on the pension and postretirement plans in Note 20 in the Notes to Consolidated Financial Statements. In addition, further disclosure on the effect of changes in these assumptions is provided in the “Financial Position and Liquidity” section of Item 7.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

For a full discussion of the more significant pronouncements which may impact our financial statements, see Note 28 in the Notes to Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to many market risk factors, including fluctuations in interest and foreign currency rates, as well as changes in the cost of raw materials and marketable security prices. These risk factors may affect our results of operations, cash flows, and financial position.

We manage these risks through regular operating and financing methods, including the use of derivative financial instruments. When we have derivative instruments, they are with major financial institutions and are not for speculative or trading purposes. Also, as part of our financial risk management, we regularly review significant contracts for embedded derivatives and record them in accordance with accounting standards.

The following analysis presents the effect on our earnings, cash flows, and financial position as if the hypothetical changes in market risk factors occurred at year-end 2009. We analyzed only the potential impacts of our hypothetical assumptions. This analysis does not consider other possible effects that could impact our business.

Interest Rate Risk

At December 31, 2009, we had total debt of $250 million. Of the total debt, $151 million is at fixed rates. There was no interest rate risk at the end of the year associated with the fixed rate debt. At year-end 2009, we had no outstanding variable rate debt under our revolving credit facility. Accordingly, there is no interest rate risk associated with this debt at the end of the year.

The remaining amount of debt represents the outstanding balance of the construction loan. During 2007, Foundry Park I entered into the construction loan to borrow up to $116 million. The loan bore interest at LIBOR plus 140 basis points. If interest rates had increased, we could have incurred additional interest costs until the loan was paid off in January 2010. As this loan was related to a capital project, all interest costs have been capitalized and will not have an impact on earnings until capitalized interest is amortized into earnings.

Concurrently with entering into the construction loan, Foundry Park I entered into an interest rate swap with a notional amount of 85% of the projected draws on the construction loan. The fixed rate on the interest rate swap was 4.975%, while the variable rate was based on LIBOR. As LIBOR fluctuated and the notional amount of the interest rate swap increased, the settlement amount, or the difference between the fixed rate and LIBOR, also fluctuated. The settlement amount is recorded in accumulated other comprehensive loss. As the building is now completed and the interest rate swap has matured in January 2010, the balance in accumulated other comprehensive loss will be amortized into earnings over the depreciable life of the building. See Note 17 in the Notes to Consolidated Financial Statements for further information on the interest rate swap and its effect on earnings.

On June 25, 2009, we entered into an interest rate swap with Goldman Sachs. We recorded the derivative at fair value, which amounted to a liability of $11 million at December 31, 2009. Any change in fair value is recognized immediately in earnings. With other variables held constant, a hypothetical 50 basis point adverse parallel shift in the LIBOR yield curve would have resulted in an increase of approximately $5 million in the fair value of the interest rate swap with Goldman Sachs. See Note 17 in the Notes to Consolidated Financial Statements for further information.

A hypothetical 10% decrease in interest rates, holding all other variables constant, would have resulted in a change of $6 million in fair value of our debt at year-end 2009.

Foreign Currency Risk

We sell to customers in foreign markets through our foreign subsidiaries, as well as through export sales from the United States. These transactions are often denominated in currencies other than the U.S. Dollar. Our primary currency exposures are the European Union Euro, British Pound Sterling, Japanese Yen, and Canadian Dollar. We sometimes enter into forward contracts as hedges to minimize the fluctuation of intercompany accounts receivable denominated in foreign currencies. At December 31, 2009, we had no outstanding forward contracts.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of NewMarket Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of NewMarket Corporation and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 23 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.

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

/s/ PricewaterhouseCoopers LLP

Richmond, Virginia

February 19, 2010

NewMarket Corporation and Subsidiaries

Consolidated Statements of Income

	Years Ended December 31
	2009	2008	2007
	(in thousands except per-share amounts)
Net sales	$1,530,122	$1,617,431	$1,374,874
Cost of goods sold	1,066,862	1,302,937	1,078,302

Gross profit	463,260	314,494	296,572

Selling, general, and administrative expenses	114,900	116,382	111,115
Research, development, and testing expenses	86,072	81,752	76,834

Operating profit	262,288	116,360	108,623

Interest and financing expenses, net	11,716	12,046	11,557
Other (expense) income, net	(11,196)	1,012	3,358

Income from continuing operations before income taxes	239,376	105,326	100,424
Income tax expense	77,093	32,099	21,874

Income from continuing operations	162,283	73,227	78,550
Discontinued operations:
Gain on settlement of discontinued business (net of tax)	—	—	14,554
Income from operations of discontinued business (net of tax)	—	—	2,217

Net income	$162,283	$73,227	$95,321

Basic earnings per share:
Income from continuing operations	$10.67	$4.77	$4.66
Discontinued operations	—	—	1.00

Net income	$10.67	$4.77	$5.66

Diluted earnings per share:
Income from continuing operations	$10.65	$4.75	$4.63
Discontinued operations	—	—	.99

Net income	$10.65	$4.75	$5.62

Shares used to compute basic earnings per share	15,206	15,362	16,841

Shares used to compute diluted earnings per share	15,243	15,430	16,957

See accompanying Notes to Consolidated Financial Statements.

NewMarket Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31
	2009	2008
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$151,831	$21,761
Short-term investments	300	—
Trade and other accounts receivable, net	214,887	203,551
Inventories	192,903	201,072
Deferred income taxes	4,118	14,090
Prepaid expenses and other current assets	39,100	5,704

Total current assets	603,139	446,178

Property, plant, and equipment, at cost	934,382	848,011
Less accumulated depreciation and amortization	631,967	606,275

Net property, plant, and equipment	302,415	241,736

Prepaid pension cost	2,430	159
Deferred income taxes	34,670	37,744
Other assets and deferred charges	37,475	31,566
Intangibles, net of amortization and goodwill	45,063	54,069

TOTAL ASSETS	$1,025,192	$811,452

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$88,186	$60,505
Accrued expenses	63,775	63,715
Dividends payable	4,992	2,646
Book overdraft	2,230	999
Long-term debt, current portion	33,881	784
Income taxes payable	4,988	7,264

Total current liabilities	198,052	135,913

Long-term debt	216,200	236,378
Other noncurrent liabilities	152,755	148,038

Commitments and contingencies (Note 19)

Shareholders’ equity:
Common stock and paid in capital (without par value; authorized shares – 80,000,000; issued and outstanding – 15,209,989 at December 31, 2009 and 15,199,207 at December 31, 2008)	275	115
Accumulated other comprehensive loss	(74,784)	(95,750)
Retained earnings	532,694	386,758

	458,185	291,123

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,025,192	$811,452

See accompanying Notes to Consolidated Financial Statements.

NewMarket Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Common Stock and Paid in Capital		Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
	(in thousands except share amounts)
Balance at December 31, 2006	17,289,860	$88,263	$(47,165)	$260,304	$301,402

Comprehensive income:
Net income				95,321	95,321
Changes in (net of tax):
Foreign currency translation adjustments			5,817		5,817
Pension plans and other postretirement benefit adjustments:
Prior service cost			(556)		(556)
Unrecognized gain			8,389		8,389
Transition obligation			8		8
Derivative net loss			(853)		(853)

Total comprehensive income					108,126

Cash dividends ($0.575 per share)				(9,493)	(9,493)
Common stock repurchase	(1,739,700)	(83,189)			(83,189)
Stock options exercised	14,000	61			61
Issuance of stock	2,065	100			100

Balance at December 31, 2007	15,566,225	5,235	(34,360)	346,132	317,007

Comprehensive income:
Net income				73,227	73,227
Changes in (net of tax):
Foreign currency translation adjustments			(31,056)		(31,056)
Pension plans and other postretirement benefit adjustments:
Prior service cost			243		243
Unrecognized loss			(29,268)		(29,268)
Transition obligation			10		10
Derivative net loss			(1,319)		(1,319)

Total comprehensive income					11,837

Cash dividends ($0.80 per share)				(12,271)	(12,271)
Common stock repurchase	(441,023)	(6,480)		(20,330)	(26,810)
Stock options exercised	72,500	315			315
Stock option tax benefit		945			945
Issuance of stock	1,505	100			100

Balance at December 31, 2008	15,199,207	115	(95,750)	386,758	291,123

Comprehensive income:
Net income				162,283	162,283
Changes in (net of tax):
Foreign currency translation adjustments			17,816		17,816
Pension plans and other postretirement benefit adjustments:
Prior service cost			200		200
Unrecognized gain			3,304		3,304
Transition obligation			9		9
Derivative net loss			(363)		(363)

Total comprehensive income					183,249

Cash dividends ($1.075 per share)				(16,347)	(16,347)
Stock options exercised	9,000	40			40
Issuance of stock	1,782	120			120

Balance at December 31, 2009	15,209,989	$275	$(74,784)	$532,694	$458,185

See accompanying Notes to Consolidated Financial Statements.

NewMarket Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31
	2009	2008	2007
	(in thousands)
Cash and cash equivalents at beginning of year	$21,761	$71,872	$60,300

Cash flows from operating activities
Net income	162,283	73,227	95,321
Adjustments to reconcile net income to cash flows from operating activities:
Noncash foreign exchange loss	1,812	664	268
Depreciation and other amortization	31,573	27,967	28,128
Amortization of deferred financing costs	1,247	1,001	998
Noncash pension benefits expense	13,578	11,752	11,279
Noncash postretirement benefits expense	2,647	2,694	3,464
Noncash environmental remediation and dismantling	4,177	1,490	5,353
Deferred income tax expense (benefit)	4,257	3,318	(6,625)
Unrealized loss/(gain) on derivative instruments – net	11,348	(91)	599
Net gain on settlements	—	(3,227)	—
Gain on settlement and termination of TEL marketing agreements	—	—	(22,848)
Change in assets and liabilities:
Trade and other accounts receivable, net	(66)	(11,514)	(1,843)
Inventories	26,097	(36,438)	(2,759)
Prepaid expenses	(30,893)	(79)	332
Accounts payable and accrued expenses	30,740	(46,518)	15,097
Income taxes payable	(2,870)	3,456	(4,985)
Cash pension benefits contributions	(23,728)	(15,350)	(18,865)
Cash postretirement benefits contributions	(1,280)	(1,948)	(2,086)
Net proceeds from settlements	—	3,227	—
Excess tax benefits from stock-based payment arrangements	—	(945)	—
Long-term receivable – TEL marketing agreements	—	—	11,983
Other, net	(6,478)	7,962	(3,234)

Cash provided from operating activities	224,444	20,648	109,577

Cash flows from investing activities
Capital expenditures	(37,603)	(31,799)	(31,072)
Foundry Park I capital expenditures	(51,530)	(42,820)	(5,584)
Acquisition of business	—	(14,803)	—
Deposits for interest rate swap	(38,730)	—	—
Return of deposits for interest rate swap	23,460	—	—
Deposits for interest rate lock agreement	(5,000)	(10,500)	(1,110)
Return of deposits for interest rate lock agreement	15,500	1,050	—
Purchase of short-term investment	(300)	—	—
Foundry Park I deferred leasing costs	(1,500)	—	(3,599)
Proceeds from settlement and termination of TEL marketing agreements	—	—	28,000
Payment for acquisition of intangible asset	—	—	(2,900)
Other, net	—	—	(566)

Cash used in investing activities	(95,703)	(98,872)	(16,831)

NewMarket Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

	Years Ended December 31
	2009	2008	2007
	(in thousands)
Cash flows from financing activities
Net (repayments) borrowings under revolving credit agreement	(41,900)	41,900	—
Draws on Foundry Park I construction loan	55,603	38,201	5,298
Draws on Foundry Park I bridge loan	—	—	6,571
Repayment of Foundry Park I bridge loan	—	—	(6,571)
Repayment of 8.875% senior notes	—	—	(250)
Repurchases of common stock	—	(26,810)	(83,189)
Dividends	(16,347)	(15,131)	(6,641)
Change in book overdraft, net	1,231	(5,250)	3,700
Payment for financed intangible asset	(1,000)	(1,000)	—
Debt issuance costs	(465)	(240)	(146)
Debt issuance costs-Foundry Park I	—	—	(1,696)
Proceeds from exercise of stock options	40	315	61
Excess tax benefits from stock-based payment arrangements	—	945	—
Payments on the capital lease	(784)	(736)	(690)

Cash (used in) provided from financing activities	(3,622)	32,194	(83,553)

Effect of foreign exchange on cash and cash equivalents	4,951	(4,081)	2,379

Increase (decrease) in cash and cash equivalents	130,070	(50,111)	11,572

Cash and cash equivalents at end of year	$151,831	$21,761	$71,872

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

We have a subsidiary in Venezuela whose functional currency is the Bolivar. We translate the results of the Venezuelan subsidiary at the official rate, which may not be reflective of Venezuela’s economic reality. At November 30, 2009, the Venezuelan economy was deemed to be highly inflationary under the blended Consumer Price Index/National Consumer Price Index. As such, beginning on January 1, 2010, we will report our Venezuelan subsidiary with a functional currency of the U.S. Dollar. Also, in January 2010, the Venezuelan government devalued the Bolivar 100%. Our Venezuelan subsidiary is immaterial to our consolidated results.

Revenue Recognition – Our policy is to recognize revenue from the sale of products when title and risk of loss have transferred to the buyer, the price is fixed and determinable, and collectability is reasonably assured. Provisions for rebates to customers are recorded in the same period the related sales are recorded. Freight costs incurred on the delivery of product are included in cost of goods sold. The majority of our sales are sold FOB (“free on board”) shipping point or on a substantially equivalent basis. Our standard terms of delivery are included in our contracts, sales order confirmation documents, and invoices.

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

Impairment of Long-Lived Assets – When significant events or circumstances occur that might impair the value of long-lived assets, we evaluate recoverability of the recorded cost of these assets. Assets are considered to be impaired if their carrying value is not recoverable from the estimated undiscounted cash flows associated with the assets. If we determine an asset is impaired and its recorded cost is higher than estimated fair market value based on the estimated present value of future cash flows, we adjust the asset to estimated fair market value.

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

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

Employee Savings Plan – Most of our full-time salaried and hourly employees may participate in defined contribution savings plans. Employees who are covered by collective bargaining agreements may also participate in a savings plan according to the terms of their bargaining agreements. Employees, as well as NewMarket, contribute to the plans. We made contributions of $3 million in each of 2009, 2008, and 2007 related to these plans.

Research, Development, and Testing Expenses – NewMarket expenses all research, development, and testing costs as incurred. Of the total research, development, and testing expenses, those related to new products and processes were $46 million in 2009, $44 million in 2008, and $42 million in 2007.

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

We provide for additional U.S. taxes that would be incurred when a foreign subsidiary returns its earnings in cash to Afton or Ethyl. Undistributed earnings of certain foreign subsidiaries for which U.S. taxes have not been provided totaled approximately $92 million as of December 31, 2009 and $67 million as of December 31, 2008. Deferred income taxes have not been provided on these earnings since we expect them to be indefinitely reinvested in their respective subsidiary abroad. Accordingly, no provision has been made for taxes that may be payable on the remittance of these earnings at December 31, 2009 or December 31, 2008.

Derivative Financial Instruments and Hedging Activities – We record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. We may enter into derivative contracts that are intended to economically hedge certain of our risks, even though hedge accounting does not apply or we elect not to apply hedge accounting. We do not enter into derivative instruments for speculative purposes. Additional information on our derivatives and hedging activities is in Note 17 in the Notes to Consolidated Financial Statements.

Earnings Per Share – Basic earnings per share reflect reported earnings divided by the weighted-average number of common shares outstanding. Diluted earnings per share include the effect of dilutive stock options outstanding during the year. See Note 2 in the Notes to Consolidated Financial Statements.

Stock-Based Compensation – We use an option-pricing model similar to Black-Scholes to estimate the fair value of options and recognize the related costs in the financial statements. See Note 16 in the Notes to Consolidated Financial Statements for further information on our stock-based compensation plan.

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

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

In addition, our financial results can be influenced by certain risk factors. Some of our significant concentrations of risk include the following:

•	Reliance on a small number of significant customers;

•	Customers concentrated in the fuel and lubricant industries;

•	Production of several of our products solely at one facility; and

•	Cash balances in excess of federally insured amounts on deposit with various financial institutions.

2. Earnings Per Share

Basic and diluted earnings per share from continuing operations are calculated as follows:

	Years Ended December 31
	2009	2008	2007
Basic earnings per share
Numerator:
Income from continuing operations	$162,283	$73,227	$78,550

Denominator:
Weighted-average number of shares of common stock outstanding	15,206	15,362	16,841

Basic earnings per share from continuing operations	$10.67	$4.77	$4.66

Diluted earnings per share
Numerator:
Income from continuing operations	$162,283	$73,227	$78,550

Denominator:
Weighted-average number of shares of common stock outstanding	15,206	15,362	16,841
Shares issuable upon exercise of stock options	37	68	116

Total shares	15,243	15,430	16,957

Diluted earnings per share from continuing operations	$10.65	$4.75	$4.63

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

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

The gain on the termination of this business was $22.8 million ($14.6 million after tax) in 2007. The income from operations before tax of the discontinued business amounted to $3.5 million ($2.2 million after tax) for 2007. These results are presented net of tax in the Consolidated Statements of Income under discontinued operations for 2007.

The Consolidated Statements of Cash Flows summarizes the activity of discontinued and continuing operations together.

4. Supplemental Cash Flow Information

	Years Ended December 31
	2009	2008	2007
Cash paid during the year for
Interest and financing expenses (net of capitalization)	$12,456	$12,644	$11,489
Income taxes	$94,093	$29,005	$41,132

5. Cash and Cash Equivalents

	December 31
	2009	2008
Cash and cash equivalents	$151,831	$21,761

The maturity of cash equivalents is less than 90 days. Throughout the year, we have cash balances in excess of federally insured amounts on deposit with various financial institutions.

At both December 31, 2009 and December 31, 2008, we had a book overdraft for some of our disbursement cash accounts. A book overdraft represents disbursements that have not cleared the bank accounts at the end of the reporting period. We transfer cash on an as-needed basis to fund these items as the items clear the bank in subsequent periods.

6. Trade and Other Accounts Receivable, Net

	December 31
	2009	2008
Trade receivables	$207,377	$189,688
Income tax receivables	1,087	8,437
Other	7,618	6,567
Allowance for doubtful accounts	(1,195)	(1,141)

	$214,887	$203,551

There was no bad debt expense in 2009. Bad debt expense was $54 thousand in 2008, and $149 thousand in 2007. The allowance for doubtful accounts amounted to $1.1 million at December 31, 2007. The change in the allowance for doubtful accounts between 2008 and 2009, as well as between 2007 and 2008, reflects allowances for disputed invoiced prices and quantities.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

7. Inventories

	December 31
	2009	2008
Finished goods and work-in-process	$158,457	$158,325
Raw materials	27,269	34,657
Stores, supplies, and other	7,177	8,090

	$192,903	$201,072

The reserve for obsolete and slow moving inventory amounted to $800 thousand at December 31, 2009, $2 million at December 31, 2008, and $3 million at December 31, 2007. These amounts are included in the table above.

Our foreign inventories amounted to $125 million at year-end 2009 and $127 million at year-end 2008.

Our inventories which are stated on the LIFO basis amounted to $58 million at year-end 2009, which was below replacement cost by approximately $41 million. At year-end 2008, LIFO basis inventories were $66 million, which was approximately $57 million below replacement cost.

During both 2009 and 2008, the petroleum additives inventory quantities were reduced resulting in a liquidation of LIFO layers. The effect of this liquidation increased net income by $400 thousand in 2009 and $600 thousand in 2008.

8. Prepaid Expenses and Other Current Assets

	December 31
	2009	2008
Income taxes on intercompany profit	$30,141	$—
Dividend funding	4,992	2,646
Insurance	2,537	1,996
Other	1,430	1,062

	$39,100	$5,704

9. Property, Plant, and Equipment, at cost

	December 31
	2009	2008
Land	$33,850	$33,826
Land improvements	31,129	27,528
Leasehold improvements	607	—
Buildings	191,877	91,450
Machinery and equipment	650,392	614,724
Construction in progress	26,527	80,483

	$934,382	$848,011

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

The construction in progress in 2008 includes $59 million related to the Foundry Park I project.

We depreciate the cost of property, plant, and equipment generally by the straight-line method and primarily over the following useful lives:

Land improvements	5 - 30 years
Buildings	10 - 40 years
Machinery and equipment	3 - 15 years

Interest capitalized was $2.0 million in 2009, $1.7 million in 2008, and $800 thousand in 2007. Of the total amount capitalized, $1.5 million in 2009, $1.1 million in 2008, and $400 thousand in 2007 related to the construction of the office building by Foundry Park I. Capitalized interest is amortized generally over the same lives as the asset to which it relates. Depreciation expense was $23 million in 2009 and $21 million in 2008, as well as 2007. Amortization of capitalized interest, which is included in depreciation expense, was $200 thousand in 2009, as well as 2008, and $250 thousand in 2007.

10. Other Assets and Deferred Charges

	December 31
	2009	2008
Interest rate swap deposits	$15,283	$—
Foundry Park I deferred leasing costs	5,528	3,858
Deferred financing costs, net of amortization	3,946	4,728
Interest rate lock agreement deposits	—	10,500
Other	12,718	12,480

	$37,475	$31,566

The accumulated amortization on the deferred financing fees relating to our 7.125% senior notes and senior credit facility was $6 million at December 31, 2009 and $5 million at December 31, 2008. We incurred $500 thousand of additional deferred financing fees in 2009 related to the senior credit facility. See Note 13 in the Notes to Consolidated Financial Statements for further information on our long-term debt. See Note 17 in the Notes to Consolidated Financial Statements for further information on interest rate swaps and Note 19 in the Notes to Consolidated Financial Statements for further information on the interest rate lock agreement deposit.

11. Intangibles, Net of Amortization and Goodwill

	December 31
	2009		2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Formulas	$88,687	$58,700	$88,687	$53,476
Contracts	16,380	6,939	16,380	3,687
Customer base	5,440	666	5,440	136

Goodwill	861	—	861	—

	$111,368	$66,305	$111,368	$57,299

Aggregate amortization expense		$9,006		$6,568

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

The goodwill reflected above relates to the 2008 acquisition by Afton of the North American Fuel Additives Business from GE Water and Process Technologies for $15 million, which was paid upon acquisition. We performed a valuation of the assets acquired to determine the purchase price allocation. The results of the valuation resulted in the recognition of $14 million of identifiable intangibles, including contracts, formulas, and customer base, as well as the goodwill of approximately $900 thousand.

During 2006 we acquired contracts with a value of approximately $10 million. We paid approximately $1 million during both 2009 and 2008, $3 million during 2007, and $4 million during 2006 for the acquisition of these 2006 contracts and recorded the remaining amount payable under the contracts as a liability at both December 31, 2009 and December 31, 2008.

The fair value of intangible assets is estimated based upon management’s assessment, as well as independent third-party appraisals, in some cases. All of the intangibles relate to the petroleum additives segment.

Estimated amortization expense for the next five years is expected to be:

• 2010	$8,267
• 2011	$7,999
• 2012	$6,849
• 2013	$6,550
• 2014	$5,616

We amortize the cost of the customer base intangible by an accelerated method and the cost of the remaining intangible assets by the straight-line method over their economic lives. We generally amortize contracts over 1.5 to 10 years and formulas, as well as the customer base, over 20 years.

12. Accrued Expenses

	December 31
	2009	2008
Employee benefits, payroll, and related taxes	$23,647	$21,840
Customer rebates	12,909	13,178
Environmental remediation	1,755	3,086
Retainage on capital projects	1,484	4,002
Interest rate swap	421	3,231
Environmental dismantling	—	604
Other	23,559	17,774

	$63,775	$63,715

Environmental remediation and environmental dismantling include asset retirement obligations.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

13. Long-Term Debt

	December 31
	2009	2008
Senior notes - 7.125% due 2016	$150,000	$150,000
Foundry Park I construction loan	99,102	43,499
Revolving credit agreement	—	41,900
Capital lease obligations	979	1,763

	250,081	237,162
Current maturities	(33,881)	(784)

	$216,200	$236,378

Senior Notes – On December 12, 2006, we issued $150 million aggregate principal amount of our 7.125% senior notes due 2016. These notes were not registered under the Securities Act. During the second quarter 2007, we completed an offer to exchange up to $150 million of 7.125% senior notes due 2016 that had been registered under the Securities Act for a like principal amount of our then outstanding 7.125% senior notes that were issued in December 2006 and that were not registered under the Securities Act. All senior notes were exchanged.

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

The more restrictive and significant of the covenants under the indenture include a minimum fixed charge ratio of 2.00, as well as a limitation on restricted payments, as defined in the indenture.

We were in compliance with all covenants under the indenture governing the 7.125% senior notes as of December 31, 2009 and December 31, 2008.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

Senior Credit Facility – On December 21, 2006, we entered into a Second Amended and Restated Credit Agreement. This credit agreement amended and restated the credit agreement that we entered into on June 18, 2004. We incurred additional financing costs of approximately $600 thousand, which resulted in the total unamortized deferred financing costs of approximately $3 million related to the senior credit facility. These costs are being amortized over five years.

Beginning in late 2008, we entered into several additional agreements related to the Second Amended and Restated Credit Agreement. These additional agreements were as follows:

•	On December 22, 2008, we entered into a Supplement Agreement to the Second Amended and Restated Credit Agreement to increase the commitment level by $7 million.

•	On January 5, 2009, we entered into another Supplement Agreement to increase the commitment level by an additional $5 million.

•

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

•

Also, on March 24, 2009, we entered into a Supplement Agreement to the Second Amended and Restated Revolving Credit Agreement to increase the commitment level of the revolving credit facility by $2.25 million.

•	On April 20, 2009, we entered into an agreement to add an additional lender under the revolving credit facility and increase the commitment level by $10 million.

•	Subsequently, on June 30, 2009, that lender increased its commitment level by another $10 million.

•	On December 7, 2009, we entered into an agreement to add an additional lender under the revolving credit facility and increase the commitment level by $10.75 million.

•

On December 30, 2009, we entered into a Third Amendment to the Second Amended and Restated Revolving Credit Agreement (Third Amendment). The Third Amendment amends the definition of Subsidiary; allows liens on cash in an amount not to exceed $20 million specifically related to the Foundry Park rate lock transactions; allows investments in Real Estate Subsidiaries (as defined in the Second Amended and Restated Credit Agreement) not to exceed $55 million; and provides that transactions with the Charitable Foundation (as defined in the Third Amendment) will not be considered transactions with an Affiliate (as defined in the Second Amended and Restated Credit Agreement).

We paid financing costs in 2009 and late 2008 of approximately $700 thousand related to these agreements, and we are amortizing these deferred financing costs over the remaining term of the credit agreement.

At December 31, 2009, the credit agreement includes a $150 million revolving senior credit facility for working capital and other general corporate purposes for NewMarket and our subsidiaries, inclusive of a $75 million sub-facility for letters of credit. Borrowings bear interest, at our election, at either a base rate plus a margin (175 basis points as of December 31, 2009) or LIBOR plus a margin (275 basis points as of December 31, 2009). The revolving credit facility matures on December 21, 2011. Our average interest rate under the revolving credit facility was 2.6% during 2009 and 4.2% during 2008. There were no borrowings outstanding at December 31, 2009 under the senior credit facility. At December 31, 2009, we had outstanding letters of credit of $4.3 million, resulting in the unused portion of the senior credit facility amounting to $145.7

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

million. For further information on the outstanding letters of credit, see Note 19 in the Notes to Consolidated Financial Statements.

The senior credit facility is secured by liens on a significant portion of our U.S. assets. In addition, the senior credit facility is guaranteed by our U.S. subsidiaries.

The credit agreement contains covenants, representations, and events of default that management considers typical of a credit agreement of this nature. The more restrictive and significant financial covenants include:

•	minimum consolidated net worth as defined in Section 6.3 of the Second Amended and Restated Credit Agreement;

•	a minimum fixed charge coverage ratio of 1.15; and

•	a maximum leverage ratio of 3.50.

We were in compliance with all covenants under the senior credit facility at December 31, 2009 and December 31, 2008.

Construction Loan Agreement – Foundry Park I and NewMarket Corporation entered into a construction loan agreement with a group of banks on August 7, 2007 to borrow up to $116 million to fund the development and construction of an office building. The construction loan bore interest at LIBOR plus a margin of 140 basis points. The term of the loan was for a period of 36 months and was unconditionally guaranteed by NewMarket Corporation. No principal reduction payment became due during the construction period. As a condition of the construction loan and concurrently with the closing of the loan, Foundry Park I also obtained interest rate risk protection in the form of an interest rate swap. See Note 17 in the Notes to Consolidated Financial Statements. On January 29, 2010, we paid off the outstanding balance at December 31, 2009 of $99.1 million of the construction loan with proceeds from the mortgage loan agreement (discussed below) and cash on hand.

Mortgage Loan Agreement – On January 28, 2010, Foundry Park I entered into a mortgage loan agreement in the amount of $68.4 million. The loan, which is collateralized by the Foundry Park I office building, is for a period of five years, with two thirteen-month extension options. NewMarket Corporation is fully guaranteeing the loan. The mortgage loan bears interest at a variable rate of LIBOR plus a margin of 400 basis points, with a minimum LIBOR of 200 basis points. Concurrently with the closing of the mortgage loan, Foundry Park I obtained an interest rate swap to effectively convert the variable interest rate in the loan to a fixed interest rate by setting LIBOR at 2.642% for five years. Principal payments will be made monthly based on a 15 year amortization schedule, with all remaining amounts fully due in five years.

Other Borrowings – We record our capital lease obligations at the lower of fair market value of the related asset at the inception of the lease or the present value of the total minimum lease payments. Capital lease obligations, including interest, will be approximately $900 thousand for 2010 and approximately $100 thousand for 2011. The future minimum lease payments in excess of the capital lease obligation are included in the noncancelable future lease payments discussed in Note 19 in the Notes to Consolidated Financial Statements.

Principal debt payments for the next five years are scheduled as follows:

• 2010	$33.9 million
• 2011	$3.0 million
• 2012	$2.9 million
• 2013	$3.2 million
• 2014	$3.4 million
• After 2014	$203.7 million

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

14. Other Noncurrent Liabilities

	December 31
	2009	2008
Employee benefits	$103,792	$112,457
Environmental remediation	20,201	17,534
Asbestos litigation reserve	12,111	11,705
Unrealized loss on interest rate swap	11,440	—
Environmental dismantling	522	665
Other	4,689	5,677

	$152,755	$148,038

The decrease in employee benefits primarily reflects the improvement in the funded status of our pension and postretirement plans. See Note 20 in Notes to Consolidated Financial Statements for further information on these employee benefit plans. Environmental remediation and environmental dismantling include our asset retirement obligations. Further information on the unrealized loss on interest rate swap is in Note 17 in the Notes to Consolidated Financial Statements.

15. Asset Retirement Obligations

Our asset retirement obligations are related primarily to TEL operations. The following table illustrates the 2009 and 2008 activity associated with our asset retirement obligations.

	Years Ended December 31
	2009	2008
Asset retirement obligation, beginning of year	$3,009	$5,048
Liabilities incurred	2,000	—
Accretion expense	168	240
Liabilities settled	(1,539)	(1,903)
Changes in expected cash flows and timing	(607)	(368)
Foreign currency impact	—	(8)

Asset retirement obligation, end of year	$3,031	$3,009

The liabilities incurred relate to expected additional costs for the closure of a landfill. See Note 19 in the Notes to Consolidated Financial Statements.

16. Stock-Based Compensation

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

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

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

The maximum aggregate number of shares of our common stock that may be issued under the Plan is 1,500,000. During 2009, 1,782 shares of our common stock were issued under the Plan resulting in 1,494,648 shares being available for grant at December 31, 2009. No participant may be granted or awarded in any calendar year options or SARs covering more than 200,000 shares of our common stock in the aggregate. For purposes of this limitation and the individual limitation on the grant of options, an option and corresponding SAR are treated as a single award.

The 1,782 shares of common stock issued during 2009 under the Plan were to six of our non-employee directors with an aggregate fair value of $120 thousand at the issue date of July 1, 2009. The fair value of the shares was based on the closing price of our common stock on the day prior to the date of issue. We recognized expense of $120 thousand related to the issuance of this common stock.

Our outstanding options became exercisable over a stated period of time. These previously granted outstanding options were awarded under Ethyl’s 1982 Stock Option Plan, which terminated in March 2004, and pursuant to which no further options may be granted.

At December 31, 2009, we had 37,000 outstanding options to purchase shares of our common stock at an exercise price of $4.35 per share. None of these options include an associated SAR. These options are fully vested and exercisable at December 31, 2009. All of the outstanding options will expire on September 28, 2011.

A summary of activity during 2009 in NewMarket’s stock option plan is presented below in whole shares:

	Whole Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2009	46,000	$4.35
Exercised	(9,000)	4.35		$509

Outstanding at December 31, 2009	37,000	$4.35	1.74	$4,086

Exercisable at December 31, 2009	37,000	$4.35	1.74	$4,086

We have neither granted nor modified any stock option awards in 2009, 2008, or 2007. The total intrinsic value of options exercised was $500 thousand for 2009, $4 million for 2008, and $700 thousand for 2007.

We recognized no tax benefit on the $4.35 options for 2009 and 2007, and $1 million for 2008. Since January 1, 2007, there has been no unrecognized compensation cost.

17. Derivatives and Hedging Activities

Accounting Policy for Derivative Instruments and Hedging Activities

We record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

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

Cash Flow Hedge of Interest Rate Risk

We entered into an interest rate swap to manage our exposure to interest rate movements on the Foundry Park I construction loan and add stability to capitalized interest expense. Further information on the construction loan is in Note 13 in the Notes to Consolidated Financial Statements. The interest rate swap related to the Foundry Park I construction loan is designated and qualifies as a cash flow hedge. As such, the effective portion of changes in the fair value of the swap is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of changes in the fair value of the swap is recognized immediately in earnings. We assess the effectiveness of the construction loan interest rate swap quarterly by comparing the changes in the fair value of the derivative hedging instrument with the change in present value of the expected future cash flows of the hedged transaction.

The construction loan interest rate swap involved the receipt of variable-rate amounts based on LIBOR in exchange for fixed-rate payments over the life of the agreement without exchange of the underlying notional amount. The fixed-rate payments were at a rate of 4.975%. The notional amount of the construction loan interest rate swap was approximately $94.0 million at December 31, 2009 and $52.9 million at December 31, 2008 and accreted to approximately $94.0 million over the term of the swap. The accreting notional amount was necessary to maintain the swap notional at an amount that represents approximately 85% of the projected construction loan principal balance over the loan term. The maturity date of the construction loan interest rate swap was January 1, 2010.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

The unrealized loss, net of tax, related to the fair value of the construction loan interest rate swap and recorded in accumulated other comprehensive loss in shareholders’ equity on the Consolidated Balance Sheets, amounted to approximately $37 thousand at December 31, 2009 and $1.9 million at December 31, 2008. Also recorded as a component of accumulated other comprehensive loss in shareholders’ equity on the Consolidated Balance Sheets was the net amount of swap receipts and payments made since the inception of the construction loan interest rate swap. This amounted to approximately $2.6 million, net of tax, at December 31, 2009 and $400 thousand, net of tax, at December 31, 2008. The amounts remaining in accumulated other comprehensive loss related to the construction loan interest rate swap will be recognized in the Consolidated Statements of Income over the depreciable life of the office building beginning in 2010. Approximately $100 thousand currently recognized in accumulated other comprehensive loss is expected to be reclassified into earnings over the next twelve months.

Non-designated Hedges

On June 25, 2009, we entered into an interest rate swap with Goldman Sachs in the notional amount of $97 million and with a maturity date of January 19, 2022 (Goldman Sachs interest rate swap). NewMarket entered into the Goldman Sachs interest rate swap in connection with the termination of a loan application and related rate lock agreement between Foundry Park I and Principal. See Note 19 in the Notes to Consolidated Financial Statements for further information on the transaction between Foundry Park I and Principal. When the rate lock agreement was originally executed in 2007, Principal simultaneously entered into an interest rate swap with a third party to hedge Principal’s exposure to fluctuation in the ten-year Treasuries rate. Upon the termination on June 25, 2009 of the rate lock agreement, Goldman Sachs both assumed Principal’s position with the third party and entered into an offsetting interest rate swap with NewMarket. Under the terms of this interest rate swap, NewMarket will make fixed rate payments at 5.3075% and Goldman Sachs will make variable rate payments based on three-month LIBOR. We have collateralized this exposure through cash deposits posted with Goldman Sachs amounting to $15.3 million at December 31, 2009. This transaction effectively preserves the impact of the original rate lock agreement for the possible application to a future loan amount of $97 million of a similar structure. See Note 10 in the Notes to Consolidated Financial Statements.

In December 2008, we entered into $16.8 million of Euro-denominated forward contracts to minimize foreign currency exposure from expected cash flows from foreign operations. The forward contracts obligated us to sell Euros for U.S. Dollars at a fixed exchange rate of 1.403, which was agreed to at the inception of the contracts. These contracts had maturity dates through December 2009. The outstanding Euro-denominated foreign currency forward contracts amounted to $16.8 million at December 31, 2008. There were no outstanding contracts at December 31, 2009.

In April 2008, we entered into $10.9 million of Euro-denominated forward contracts. The contracts all matured in 2008.

During 2007, we entered into $16.1 million of Euro-denominated forward contracts. The contracts had maturity dates from June 2007 to May 2008. At December 31, 2007, the outstanding Euro-denominated foreign currency forward contracts amounted to $6.7 million.

Any foreign currency rate change that affects the fair value of any of these forward contract transactions was offset by a corresponding change in the value of the Euro-denominated transactions.

We elected not to use hedge accounting for both the Goldman Sachs interest rate swap and the forward contracts, and therefore, immediately recognize any change in the fair value of these derivative financial instruments directly in earnings.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

The table below presents the fair value of our derivative financial instruments, as well as their classification on the Consolidated Balance Sheets as of December 31, 2009 and December 31, 2008.

Fair Value of Derivative Instruments

(in thousands)

	Asset Derivatives				Liability Derivatives
	December 31, 2009		December 31, 2008		December 31, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments
Construction loan interest rate swap		$—		$—	Accrued expenses	$421	Accrued expenses	$3,231

Derivatives Not Designated as Hedging Instruments
Goldman Sachs interest rate swap		$—		$—	Other long-term liabilities	$11,440		$—

Foreign currency forward contracts		$—	Trade and other accounts receivable	$164		$—		$—

The tables below present the effect of our derivative financial instruments on the Consolidated Statements of Income.

Effect of Derivative Instruments on the Consolidated Statements of Income

Designated Cash Flow Hedges

(in thousands)

Derivatives in Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)			Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	December 31				December 31				December 31
	2009	2008	2007		2009	2008	2007		2009	2008	2007
Construction loan interest rate swap	$(583)	$(2,113)	$(1,574)		$—	$—	$—	Other (expense) income, net	$92	$(73)	$(19)

Not Designated Derivatives

(in thousands)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		December 31
		2009	2008	2007
Goldman Sachs interest rate swap	Other (expense) income, net	$(11,440)	$—	$—

Foreign currency forward contracts	Cost of goods sold	$(164)	$745	$(581)

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

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

As of December 31, 2009, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $10.9 million. We have minimum collateral posting thresholds with one of our derivative counterparties and have posted cash collateral of $15.3 million as of December 31, 2009. If required, we could have settled our obligations under the agreements at their termination value of $10.9 million at December 31, 2009.

18. Fair Value Measurements

The following table provides information on assets and liabilities measured at fair value on a recurring basis. No events occurred during the twelve months ended December 31, 2009, requiring adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

	Carrying Amount in Consolidated Balance Sheets	Fair Value	Fair Value Measurements Using
			Level 1	Level 2	Level 3
	December 31, 2009
Cash and cash equivalents	$151,831	$151,831	$151,831	$—	$—
Short-term investments	$300	$300	$300	$—	$—
Interest rate swaps liability	$11,861	$11,861	$—	$11,861	$—

	December 31, 2008
Cash and cash equivalents	$21,761	$21,761	$21,761	$—	$—
Foreign currency forward contracts asset	$164	$164	$—	$164	$—
Interest rate swap liability	$3,231	$3,231	$—	$3,231	$—

We determine the fair value of the derivative instruments shown in the table above by using widely-accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each instrument. The analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustment associated with the derivatives utilizes Level 3

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

inputs. These Level 3 inputs include estimates of current credit spreads to evaluate the likelihood of default by both us and the counterparties to the derivatives. As of December 31, 2009 and December 31, 2008, we have assessed the significance of the impact of the credit valuation adjustment on the overall valuation of our derivatives and have determined that the credit valuation adjustment is not significant to the overall valuation of the derivatives. Accordingly, we have determined that our derivative valuations should be classified in Level 2 of the fair value hierarchy.

Long-Term Debt – We record the value of our long-term debt at historical cost. The estimated fair value of our long-term debt is shown in the table below and is based primarily on estimated current rates available to us for debt of the same remaining duration and adjusted for nonperformance risk and credit risk.

	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current maturities	$(250,081)	$(243,354)	$(237,162)	$(199,315)

19. Contractual Commitments and Contingencies

Contractual Commitments – NewMarket has operating lease agreements primarily for office space, transportation equipment, and storage facilities. Rental expense was $19 million in 2009, $20 million in 2008, and $18 million in 2007.

Future lease payments for all noncancelable operating leases as of December 31, 2009 are:

• 2010	$9 million
• 2011	$6 million
• 2012	$3 million
• 2013	$1 million
• 2014	$1 million
• After 2014	$7 million

Future minimum lease payments in excess of the capital lease debt obligation as of December 31, 2009 amount to approximately $1 million for 2010 and $100 thousand in 2011. We have contractual obligations for the construction of assets, as well as purchases of property and equipment of approximately $9 million at December 31, 2009.

Raw Material Purchase Obligations – We have raw material purchase obligations over the next five years amounting to approximately $237 million at December 31, 2009 for agreements to purchase goods or services that are enforceable, and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. Raw material purchase obligations exclude agreements that are cancelable without penalty. Purchase orders made in the ordinary course of business are excluded from this amount. Any amounts for which we are liable under purchase orders are reflected in our Consolidated Balance Sheets as accounts payable and accrued expenses.

Litigation – We are involved in legal proceedings that are incidental to our business and include administrative or judicial actions seeking remediation under environmental laws, such as Superfund. Some of these legal proceedings relate to environmental matters and involve governmental authorities. For further information see “Environmental” below.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

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

Based on the above assumptions, we have provided an undiscounted liability related to premises asbestos claims of $13.6 million at year-end 2009 and $13.2 million at year-end 2008. The liabilities related to asbestos claims are included in accrued expenses (current portion) and other noncurrent liabilities on the balance sheet. Certain of these costs are recovered through our insurance coverage and agreement with Albemarle. The receivable for these recoveries related to premises asbestos liabilities was $9.8 million at December 31, 2009 and $9.5 million at December 31, 2008. These receivables are included in trade and other accounts receivable, net for the current portion. The noncurrent portion is included in other assets and deferred charges.

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

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

The Sauget Area 2 Site PRPs received notice of approval from the EPA of their October 2009 Human Health Risk Assessment. Additionally, the PRPs have submitted their Feasibility Study (FS) to the EPA Remedy review board. We have accrued our estimated proportional share of the expenses for the FS, as well as our best estimate of our proportional share of the remediation liability proposed in our ongoing discussions and submissions with the agencies involved. We do not believe there is any additional information available as a basis for revision of the liability that we have established. The amount accrued for this site is not material.

At a former TEL plant site located in the state of Louisiana, we have completed significant environmental remediation, although we will be monitoring and treating the site for an extended period. The accrual for this site was $7.5 million at year-end 2009 and $8.8 million at year-end 2008. We based these amounts on the best estimate of future costs discounted at approximately 3% in 2009 and 2% in 2008. An inflation factor is included in the estimate. The undiscounted liability was $9.7 million at year-end 2009 and $9.6 million at year-end 2008. The expected payments for each of the next five years amount to approximately $800 thousand in 2010 and $600 thousand for each of the years 2011 through 2014. Expected payments thereafter amount to approximately $6.7 million.

At a plant site in Houston, Texas, we have an accrual of $7.9 million at December 31, 2009 and $6.7 million at December 31, 2008 for environmental remediation, dismantling, and decontamination. Included in these amounts are $7.6 million at year-end 2009 and $5.8 million at year-end 2008 for remediation. Of the total remediation, $7.2 million at December 31, 2009 and $4.3 million at December 31, 2008 relates to remediation of groundwater and soil. The increase in the accruals between 2008 and 2009 primarily relate to additional costs expected to be incurred for the closure of a landfill on the plant site. The accruals for this site are discounted at approximately 3% at December 31, 2009 and approximately 4% at December 31, 2008 for a portion of the site. The accruals include an inflation factor. The undiscounted accrual for this site was $11.2 million at year-end 2009 and $7.8 million at year-end 2008. The expected payments for each of the next five years are approximately $500 thousand in 2010, $600 thousand in 2011, $2.4 million in 2012, and $200 thousand for each of 2013 and 2014. Expected payments thereafter amount to approximately $7.3 million.

At a superfund site in Louisiana, we have an accrual of $2.6 million at December 31, 2009 and $3.3 million at December 31, 2008 for environmental remediation. The accrual for this site was discounted at approximately 3% and included an inflation factor. The undiscounted accrual for this site was $3.2 million at December 31, 2009 and $3.3 million at December 31, 2008. The expected payments over the next five years amount to approximately $400 thousand in 2010, as well as 2011, and $200 thousand each for years 2012 through 2014. Expected payments thereafter amount to approximately $1.9 million.

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

At December 31, our total accruals for environmental remediation were $22.0 million for 2009 and $20.6 million for 2008. In addition to the accruals for environmental remediation, we also have accruals for dismantling and decommissioning costs of $500 thousand at December 31, 2009 and $1.3 million at December 31, 2008. The decrease in these amounts between 2009 and 2008 primarily reflects ongoing activities at various environmental sites.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

NewMarket spent $17 million in both 2009 and 2008, and $18 million in 2007 for ongoing environmental operating and clean-up costs, excluding depreciation of previously capitalized expenditures. On capital expenditures for pollution prevention and safety projects, we spent $5 million in 2009 and $7 million in both 2008 and 2007.

Letters of Credit and Guarantees – We have outstanding guarantees with several financial institutions in the amount of $22.2 million at December 31, 2009. The guarantees are secured by letters of credit, as well as cash collateral. The outstanding letters of credit amounted to $4.3 million at December 31, 2009, all of which were issued under the letter of credit sub-facility of our revolving credit facility. See Note 13 in the Notes to Consolidated Financial Statements. The letters of credit primarily relate to insurance guarantees. We renew letters of credit as necessary. The remaining amounts represent performance, lease, custom and excise tax guarantees, as well as a cash deposit of $15.3 million related to the Goldman Sachs interest rate swap. The cash deposit is recorded in “Other assets and deferred charges” on the Consolidated Balance Sheet. See Note 17 in the Notes to Consolidated Financial Statements. Expiration dates range from 2010 to 2012. Some of the guarantees have no expiration date.

We cannot estimate the maximum amount of potential liability under the letters of credit and guarantees. However, we accrue for potential liabilities when a future payment is probable and the range of loss can be reasonably estimated.

Interest Rate Lock Agreement – We financed the construction loan for the Foundry Park I project to construct an office building for MeadWestvaco through a group of banks. Prior to commencing construction, we took actions to identify the possible permanent lending source after construction. To that end, Foundry Park I entered into an Application with Principal dated February 26, 2007, which outlined the terms and conditions under which Principal would provide permanent, fixed-rate financing in the maximum amount of $116 million amortized over 25 years with all amounts due 13.5 years after the date of the loan. The Application was not a loan commitment due to the lengthy time period of thirty-four months until the completion of the building. In order to obtain a fixed-rate loan, we entered into a rate lock agreement with Principal dated February 26, 2007. Principal simultaneously entered into a hedge with a third party based mainly on the forward rates of ten-year Treasuries. We were not a party to that hedging agreement. Under the rate lock agreement, we agreed to post a deposit with Principal and to increase the amount of that deposit if the exposure to Principal on their hedge increased.

In June 2009, Principal and Foundry Park I determined that the loan terms set forth in the Application could not be syndicated based on current market conditions. As a result, Principal and Foundry Park I terminated the loan application and related rate lock agreement and mutually released each other from their respective rights and obligations under those arrangements. See Note 17 in the Notes to Consolidated Financial Statements for additional information on the termination of the rate lock agreement and subsequent entry into an interest rate swap with Goldman Sachs related to the Foundry Park I project. All amounts which we had deposited with Principal under the rate lock agreement have effectively been returned to us at the termination of the rate lock agreement as Principal transferred the deposited funds to Goldman Sachs as collateral for the interest rate swap related to the Foundry Park I project.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

20. Pension Plans and Other Postretirement Benefits

NewMarket uses a December 31 measurement date for all of our plans.

U.S. Retirement Plans

NewMarket sponsors pension plans for all full-time U.S. employees that offer a benefit based primarily on years of service and compensation. Employees do not contribute to these pension plans.

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

	Years Ended December 31
	Pension Benefits			Postretirement Benefits
	2009	2008	2007	2009	2008	2007
Net periodic benefit cost
Service cost	$5,720	$5,314	$4,723	$1,085	$1,009	$1,314
Interest cost	7,934	7,497	6,450	3,408	3,491	3,800
Expected return on plan assets	(8,592)	(7,784)	(6,782)	(1,636)	(1,658)	(1,881)
Amortization of prior service cost (credit)	289	291	195	9	11	(21)
Amortization of net loss (gain)	2,497	1,886	2,223	(453)	(416)	—

Net periodic benefit cost	$7,848	$7,204	$6,809	$2,413	$2,437	$3,212

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss
Net loss (gain)	$862	$39,903	$339	$704	$(5,199)	$(9,797)
Prior service cost	—	—	990	—	—	—
Amortization of net (loss) gain	(2,497)	(1,886)	(2,223)	453	416	—
Amortization of prior service (cost) credit	(289)	(291)	(195)	(9)	(11)	21

Total recognized in other comprehensive loss	$(1,924)	$37,726	$(1,089)	$1,148	$(4,794)	$(9,776)

Total recognized in net periodic benefit cost and other comprehensive loss	$5,924	$44,930	$5,720	$3,561	$(2,357)	$(6,564)

The estimated net loss which will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2010 is expected to be $3 million for pension plans. The estimated net gain which will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2010 is expected to be $300 thousand for postretirement benefit plans. The estimated prior service cost which will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2010 is expected to be $100 thousand for pension plans and $9 thousand for postretirement benefit plans.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

Changes in the plans’ benefit obligations and assets follow.

	Years Ended December 31
	Pension Benefits		Postretirement Benefits
	2009	2008	2009	2008
Change in benefit obligation
Benefit obligation at beginning of year	$127,911	$118,036	$58,068	$61,960
Service cost	5,720	5,314	1,085	1,009
Interest cost	7,934	7,497	3,408	3,491
Actuarial net loss (gain)	10,720	1,915	(208)	(5,001)
Benefits paid	(5,074)	(4,851)	(2,620)	(3,391)

Benefit obligation at end of year	$147,211	$127,911	$59,733	$58,068

Change in plan assets
Fair value of plan assets at beginning of year	$61,349	$88,793	$27,922	$27,658
Actual return on plan assets	18,449	(30,203)	723	1,857
Employer contributions	15,417	7,610	1,132	1,798
Benefits paid	(5,074)	(4,851)	(2,620)	(3,391)

Fair value of plan assets at end of year	$90,141	$61,349	$27,157	$27,922

Funded status	$(57,070)	$(66,562)	$(32,576)	$(30,146)

Amounts recognized in the consolidated balance sheet
Current liabilities	$(2,442)	$(2,438)	$(1,809)	$(1,900)
Noncurrent liabilities	(54,628)	(64,124)	(30,767)	(28,246)

	$(57,070)	$(66,562)	$(32,576)	$(30,146)

Amounts recognized in accumulated other comprehensive loss
Net actuarial loss (gain)	$71,651	$73,286	$(10,205)	$(11,362)
Prior service (cost) credit	(1,487)	(1,198)	44	53

	$70,164	$72,088	$(10,161)	$(11,309)

The accumulated benefit obligation for all domestic defined benefit pension plans was $120 million at December 31, 2009 and $106 million at December 31, 2008.

The projected benefit obligation exceeded the fair market value of plan assets for all domestic plans at December 31, 2009. The accumulated benefit obligation exceeded the fair market value of plan assets for all the domestic plans, except for the Port Arthur plan, at December 31, 2009. The fair market value of the Port Arthur plan assets exceeded the accumulated benefit obligation at December 31, 2009. The accumulated benefit obligation and projected benefit obligation exceeded the fair market value of plan assets for all of the domestic plans at December 31, 2008.

The net liability position of plans in which the projected benefit obligation exceeds assets is included in other noncurrent liabilities on the balance sheet. A portion of the accrued benefit cost for the nonqualified plan is included in current liabilities at both December 31, 2009 and December 31, 2008. As the nonqualified plan is unfunded, the amount reflected in current liabilities represents the expected benefit payments related to the nonqualified plan during 2010.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

The following table shows information on domestic pension plans with the accumulated benefit obligation in excess of plan assets. The second table presents information on domestic pension plans with the projected benefit obligation in excess of plan assets.

	2009	2008
Plans with the accumulated benefit obligation in excess of the fair market value of plan assets
Projected benefit obligation	$145,789	$127,911
Accumulated benefit obligation	118,248	105,670
Fair market value of plan assets	88,806	61,349

	2009	2008
Plans with the projected benefit obligation in excess of the fair market value of plan assets
Projected benefit obligation	$147,211	$127,911
Fair market value of plan assets	90,141	61,349

There are no assets held in the nonqualified plan by the trustee for the retired beneficiaries of the nonqualified plan. Payments to retired beneficiaries of the nonqualified plan are made with cash from operations.

Assumptions – We used the following assumptions to calculate the results of our retirement plans:

	Pension Benefits			Postretirement Benefits
	2009	2008	2007	2009	2008	2007
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31
Discount rate	6.250%	6.375%	5.875%	6.250%	6.375%	5.875%
Expected long-term rate of return on plan assets	9.00%	8.75%	8.75%	6.25%	6.25%	7.00%
Rate of projected compensation increase	3.75%	4.00%	3.75%	—	—	—

Weighted-average assumptions used to determine benefit obligations at December 31
Discount rate	5.875%	6.250%	6.375%	5.875%	6.250%	6.375%
Rate of projected compensation increase	4.00%	3.75%	4.00%	—	—	—

We base the assumed expected long-term rate of return for plan assets on an analysis of our actual investments, including our asset allocation, as well as a stochastic analysis of expected returns. This analysis reflects the expected long-term rates of return for each significant asset class and economic indicator. As of January 1, 2010, the expected rates were 8.6% for U.S. large cap stocks, 4.5% for U.S. long-term corporate bonds, and 2.3% for inflation. The range of returns developed relies both on forecasts and on broad-market historical benchmarks for expected return, correlation, and volatility for each asset class. Our asset allocation is predominantly weighted toward equities. Through our ongoing monitoring of our investments, we have determined that we should maintain the expected long-term rate of return for our U.S. plans at 9.0% at December 31, 2009.

We utilize the Citigroup Pension Discount Curve (discount curve) and Liability Index and other bond market indicators in developing the discount rate assumption. We initially develop an estimated discount rate using the discount curve by applying the expected cash flows for each specific defined benefit retirement plan to the interest rates provided in the discount curve. We then weigh the cash flows of each plan and consider other relevant market information. Our discount rate is developed based on the discount curve on the last day of December.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

Assumed health care cost trend rates at December 31 are shown in the table below. The expected health care cost trend rate for 2009 was 9.5% with temporarily higher cost increases for our retiree prescription drug coverage.

	2009	2008
Health care cost trend rate assumed for next year	9.0%	9.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2018	2018

A one-percentage point change in the assumed health care cost trend rate would have the following effects.

	1% Increase	1% Decrease
Effect on accumulated postretirement benefit obligation as of December 31, 2009	$6,833	$(5,486)
Effect on net periodic postretirement benefit cost in 2009	$669	$(521)

Plan Assets – Pension plan assets are held and distributed by trusts and consist principally of common stock and investment-grade fixed income securities. We invest directly in common stocks, as well as in funds which primarily hold stock and debt securities. Our target allocation is 90% to 97% in equities and 3% to 10% in debt securities or cash.

The pension obligation is long-term in nature and the investment philosophy followed by the Pension Investment Committee is likewise long-term in its approach. The majority of the pension funds are invested in equity securities as historically, equity securities have outperformed debt securities and cash investments resulting in a higher investment return over the long-term. While in the short-term, equity securities may underperform other investment classes, we are less concerned with short-term results and more concerned with long-term improvement. The pension funds are managed by six different investment companies who predominantly invest in U.S. large cap stocks. Each investment company’s performance is reviewed quarterly. A small portion of the funds is in investments, such as cash or short-term bonds, which historically has been less vulnerable to short-term market swings. These funds are used to provide the cash needed to meet our monthly obligations.

There are no significant concentrations of risk within plan assets, nor do the equity securities include any NewMarket common stock for any year presented.

The assets of the postretirement benefit plan are invested completely in an insurance contract held by Metropolitan Life. No NewMarket common stock is included in these assets.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

The following table provides information on the fair value of our pension and postretirement benefit plans assets, as well as the related level within the fair value hierarchy.

	December 31, 2009				December 31, 2008
	Fair Value	Fair Value Measurements Using			Fair Value	Fair Value Measurements Using
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Pension Plans
Common stocks and exchange traded funds	$73,538	$73,536	$2	$—	$47,894	$47,865	$29	$—
Common collective trust	8,655	8,655	—	—	5,837	5,837	—	—
Mutual funds	5,173	5,173	—	—	2,850	2,850	—	—
Money market instruments	1,533	1,533	—	—	1,698	1,698	—	—
Cash and cash equivalents	768	768	—	—	620	620	—	—
Insurance contract	474	—	474	—	685	—	685	—
Separate pooled investment account	—	—	—	—	1,765	—	1,765	—

	$90,141	$89,665	$476	$—	$61,349	$58,870	$2,479	$—

Postretirement Plans
Insurance contract	$27,157	$—	$27,157	$—	$27,922	$—	$27,922	$—

The valuation methodologies used to develop the fair value measurements for the investments in the tables above are outlined below. There have been no changes in the valuation techniques used to value the investments.

•	Common stock and exchange traded funds are valued at the closing price reported on a national exchange.

•

Securities which are part of the common collective trust are recorded at market value. Foreign securities are valued on the basis of quotations from the primary market in which they are traded and translated at each valuation date from the local currency into U.S. dollars using the mean between bid and asked market rates for such currencies. Securities traded on the over-the-counter markets for which reliable quotations are available are valued at the last current bid quotation. Securities traded on U.S. national exchanges are valued at the last reported sales price, or, if there are no sales, at the latest bid quotation. Short-term investments in other money market funds are valued at the underlying fund’s net asset value on the date of valuation.

•	Mutual funds are valued at the closing price reported on a national exchange.

•	Money market instruments are valued at cost, which approximates fair value.

•	Cash and cash equivalents are valued at cost.

•

The insurance contracts are unallocated funds deposited with an insurance company and are stated at an amount equal to the sum of all amounts deposited less the sum of all amounts withdrawn, adjusted for investment return.

•	The separate pooled investment account is valued at the net asset value of shares or units held by the plan based on quoted market value of the underlying assets.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

Cash Flows – For U.S. plans, NewMarket expects to contribute $12 million to $14 million to the pension plans and $2 million to our other postretirement benefit plans in 2010. The expected benefit payments for the next ten years are as follows.

	Expected Pension Benefit Payments	Expected Postretirement Benefit Payments
2010	$6,051	$3,997
2011	$6,443	$3,954
2012	$6,783	$3,912
2013	$7,233	$3,874
2014	$7,743	$3,792
2015 through 2019	$49,847	$18,371

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

In addition to the foreign defined benefit pension plans, NewMarket also provides retirement benefits in Japan and Brazil which are not defined benefit plans. The total pension expense for these plans was $100 thousand for 2009, $300 thousand for 2008, and $200 thousand for 2007.

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

	Years Ended December 31
	Pension Benefits			Postretirement Benefits
	2009	2008	2007	2009	2008	2007
Net periodic benefit cost
Service cost	$2,543	$2,890	$2,919	$13	$18	$18
Interest cost	5,010	5,733	5,152	142	149	120
Expected return on plan assets	(3,918)	(5,581)	(5,339)	—	—	—
Amortization of prior service cost	77	79	80	—	—	—
Amortization of transition (asset) obligation	(35)	(37)	(37)	47	50	49
Amortization of net loss	1,618	1,330	1,541	34	39	65
Settlement loss	241	—	—	—	—	—

Net periodic benefit cost	$5,536	$4,414	$4,316	$236	$256	$252

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss
Net (gain) loss	$(2,720)	$9,269	$(738)	$521	$(99)	$(185)
Prior service cost	56	6	151	—	—	—
Settlement loss	(241)	—	—	—	—	—
Amortization of transition asset (obligation)	35	37	37	(47)	(50)	(49)
Amortization of net loss	(1,618)	(1,330)	(1,541)	(34)	(39)	(65)
Amortization of prior service cost	(77)	(80)	(80)	—	—	—

Total recognized in other comprehensive loss	$(4,565)	$7,902	$(2,171)	$440	$(188)	$(299)

Total recognized in net periodic benefit cost and other comprehensive loss	$971	$12,316	$2,145	$676	$68	$(47)

The estimated net loss which will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2010 is expected to be $1 million for foreign pension plans and $50 thousand for foreign postretirement benefit plans. The estimated prior service cost which will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2010 is expected to be $80 thousand for foreign pension plans. The estimated unrecognized transition asset which will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2010 is expected to be $40 thousand income for foreign pension plans. The estimated unrecognized transition obligation which will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2010 is expected to be $50 thousand expense for foreign postretirement benefit plans.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

Changes in the benefit obligations and assets of the foreign defined benefit plans follow.

	Years Ended December 31
	Pension Benefits		Postretirement Benefits
	2009	2008	2009	2008
Change in benefit obligation
Benefit obligation at beginning of year	$85,148	$110,481	$1,954	$2,556
Service cost	2,543	2,890	13	18
Interest cost	5,010	5,733	142	149
Plan amendments	52	—	—	—
Employee contributions	513	542	—	—
Actuarial net gain (loss)	5,915	(5,286)	480	(115)
Benefits paid	(5,161)	(4,777)	(148)	(150)
Foreign currency translation	8,072	(24,435)	369	(504)

Benefit obligation at end of year	$102,092	$85,148	$2,810	$1,954

Change in plan assets
Fair value of plan assets at beginning of year	$68,980	$98,927	$—	$—
Actual return on plan assets	12,389	(11,047)	—	—
Employer contributions	8,275	7,710	148	150
Employee contributions	513	542	—	—
Benefits paid	(5,161)	(4,777)	(148)	(150)
Settlement loss	(131)	—	—	—
Foreign currency translation	7,591	(22,375)	—	—

Fair value of plan assets at end of year	$92,456	$68,980	$—	$—

Funded Status	$(9,636)	$(16,168)	$(2,810)	$(1,954)

Amounts recognized in the consolidated balance sheet
Noncurrent assets	$2,430	$159	$—	$—
Current liabilities	(397)	(394)	(148)	(120)
Noncurrent liabilities	(11,669)	(15,933)	(2,662)	(1,834)

	$(9,636)	$(16,168)	$(2,810)	$(1,954)

Amounts recognized in accumulated other comprehensive loss
Net loss	$33,522	$38,101	$888	$401
Prior service cost	(2,125)	(2,104)	—	—
Transition (asset) obligation	(27)	(61)	390	437

	$31,370	$35,936	$1,278	$838

The accumulated benefit obligation for all foreign defined benefit pension plans was $87 million at December 31, 2009 and $73 million at December 31, 2008.

The fair market value of plan assets exceeded both the accumulated benefit obligation and projected benefit obligation for the Canadian Salary plan and the United Kingdom plan at year-end 2009. The accumulated benefit obligation and projected benefit obligation exceeded the fair market value of plan assets for the Canadian Salary plan for 2008. For the United Kingdom plan in 2008, the fair market value of plan assets exceeded the accumulated benefit obligation, but not the projected benefit obligation. The net asset positions of the Canadian Salary plan and the United Kingdom plan are included in prepaid pension cost on the balance sheet in 2009. The net liability positions in 2008 of the Canadian Salary plan and the United Kingdom plan are included in noncurrent liabilities.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

The accumulated benefit obligation and projected benefit obligation exceeded the fair market value of plan assets for the German, Afton Belgium, and Canadian hourly plans at December 31, 2009 and for the German and Afton Belgium plans at December 31, 2008. The accrued benefit cost of these plans is included in other noncurrent liabilities on the balance sheet. As the German plan is unfunded, a portion of the accrued benefit cost for the German plan is included in current liabilities at year-end 2009 and year-end 2008 reflecting the expected benefit payments related to the plan for the following year. The fair market value of plan assets exceeded both the accumulated benefit obligation and projected benefit obligation for the Canadian Hourly plan at year-end 2008. The net asset position of the Canadian Hourly plan is included in prepaid pension cost on the balance sheet in 2008.

The Ethyl Belgium plan was terminated and all liabilities settled in 2009. At December 31, 2008, the fair market value of plan assets exceeded the projected benefit obligation and the accumulated benefit obligation. The net asset position of the Ethyl Belgium plan is included in prepaid pension cost on the balance sheet at 2008.

The following table shows information on foreign plans with the accumulated benefit obligation in excess of plan assets. The second table shows information on plans with the projected benefit obligation in excess of plan assets.

	2009	2008
Plans with the accumulated benefit obligation in excess of the fair market value of plan assets
Projected benefit obligation	$24,338	$25,407
Accumulated benefit obligation	19,505	21,112
Fair market value of plan assets	12,272	14,238

	2009	2008
Plans with the projected benefit obligation in excess of the fair market value of plan assets
Projected benefit obligation	$24,338	$81,515
Fair market value of plan assets	12,272	65,188

Assumptions – The information in the table below provides the weighted-average assumptions used to calculate the results of our foreign defined benefit plans.

	Pension Benefits			Postretirement Benefits
	2009	2008	2007	2009	2008	2007
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31
Discount rate	5.93%	5.47%	4.94%	7.00%	5.00%	5.00%
Expected long-term rate of return on plan assets	5.35%	5.88%	5.88%	—	—	—
Rate of projected compensation increase	4.24%	4.42%	4.30%	—	—	—

Weighted-average assumptions used to determine benefit obligations at December 31
Discount rate	5.52%	5.93%	5.47%	5.25%	7.00%	5.00%
Rate of projected compensation increase	4.22%	4.24%	4.42%	—	—	—

The actual assumptions used by the various foreign locations are based upon the circumstances of each particular country and pension plan. The factors impacting the determination of the long-term rate of return for a particular foreign pension plan include the market conditions within a particular country, as well as the investment strategy and asset allocation of the specific plan.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

Assumed health care cost trend rates at December 31 are shown in the table below.

	2009	2008
Health care cost trend rate assumed for next year	8.0%	8.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2016	2016

A one-percentage point change in the assumed health care cost trend rate would have the following effects.

	1% Increase	1% Decrease
Effect on accumulated postretirement benefit obligation as of December 31, 2009	$281	$(347)
Effect on net periodic postretirement benefit cost in 2009	$17	$(22)

Plan Assets – Pension plan assets vary by foreign location and plan. Assets are held and distributed by trusts and, depending upon the foreign location and plan, consist primarily of equity securities, corporate and government debt securities, cash, and insurance contracts. The combined average target allocation of our foreign pension plans is 56% in equities, 33% in debt securities, and 11% in insurance contracts.

While the pension obligation is long-term in nature for each of our foreign plans, the investment strategies followed by each plan vary to some degree based upon the laws of a particular country, as well as the provisions of the specific pension trust. The United Kingdom and Canadian plans are invested predominantly in equity securities and debt securities. The funds of these plans are managed by various trustees and investment companies whose performance is reviewed throughout the year. The Afton Belgian plan is invested in an insurance contract. The German plan has no assets.

There are no significant concentrations of risk within plan assets, nor do the equity securities include any NewMarket common stock for any year presented. The benefits of the Canadian postretirement benefit plan are paid through an insurance contract.

The following table provides information on the fair value of our foreign pension plans assets, as well as the related level within the fair value hierarchy.

	December 31, 2009				December 31, 2008
	Fair Value	Fair Value Measurements Using			Fair Value	Fair Value Measurements Using
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Pension Plans
Equity securities	$44,990	$44,990	$—	$—	$26,594	$26,594	$—	$—
Corporate debt securities	11,835	11,835	—	—	9,510	9,510	—	—
Government debt securities	14,353	14,353	—	—	14,457	14,457	—	—
Cash and cash equivalents	344	344	—	—	390	390	—	—
Insurance contract	9,661	—	9,661	—	9,737	—	9,737	—
Pooled investment funds	11,273	—	11,273	—	8,292	—	8,292	—

	$92,456	$71,522	$20,934	$—	$68,980	$50,951	$18,029	$—

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

The valuation methodologies used to develop the fair value measurements for the investments in the table above are outlined below. There have been no changes in the valuation techniques used to value the investments.

•	Equity securities are valued at the closing price reported on a national exchange.

•	Corporate and government debt securities are composed of bond funds that are priced daily.

•	Cash and cash equivalents are valued at cost.

•

The insurance contracts are funds deposited with an insurance company and are stated at an amount equal to the sum of all amounts deposited less the sum of all amounts withdrawn, adjusted for investment return.

•	The pooled investment funds are priced daily and invested in underlying funds that are listed on a recognized exchange.

Cash Flows – For foreign pension plans, NewMarket expects to contribute $7 million to the plans in 2010. We expect to contribute approximately $200 thousand to the Canadian postretirement benefit plan. The expected benefit payments for the next ten years are as follows:

	Expected Pension Benefit Payments	Expected Postretirement Benefit Payments
2010	$3,752	$148
2011	$3,959	$155
2012	$3,494	$163
2013	$5,600	$170
2014	$4,233	$178
2015 through 2019	$26,187	$947

21. Other (Expense) Income, Net

Other expense, net was $11 million in 2009 and primarily represents an unrealized loss on a derivative instrument representing an interest rate swap recorded at fair value, which we entered into on June 25, 2009. See Note 17 in the Notes to Consolidated Financial Statements for additional information on the interest rate swap. Other income, net was $1 million in 2008 and $3 million in 2007 resulting primarily from investment income.

22. Gains and Losses on Foreign Currency

Transactions conducted in a foreign currency resulted in a net loss of $8 million in 2009, a net gain of $3 million in 2008, and a net loss of $9 thousand in 2007. These amounts are reported in cost of sales.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

23. Income Tax Expense

Our income from continuing operations before income taxes, as well as the provision for income taxes, follows:

	Years Ended December 31
	2009	2008	2007
Income from continuing operations before income taxes
Domestic	$184,217	$26,870	$48,217
Foreign	55,159	78,456	52,207

	$239,376	$105,326	$100,424

Income tax expense
Current income taxes
Federal	$51,374	$7,264	$12,180
State	5,337	1,489	2,599
Foreign	16,125	20,028	13,720

	72,836	28,781	28,499

Deferred income taxes
Federal	$4,768	$1,296	$(7,979)
State	(1,901)	249	(198)
Foreign	1,390	1,773	1,552

	4,257	3,318	(6,625)

Total income tax expense	$77,093	$32,099	$21,874

The reconciliation of the U.S. federal statutory rate to the effective income tax rate follows:

	% of Income from Continuing Operations Before Income Taxes
	2009	2008	2007
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal tax	1.8	1.6	1.7
Foreign operations	(0.6)	(2.4)	(2.0)
Impact of rate changes on deferred taxes	(0.7)	—	—
Permanent reinvestment of foreign income	—	—	(6.9)
Adjustment of tax accounts	—	—	(1.9)
Research tax credit	(0.8)	(1.8)	(1.3)
Domestic manufacturing tax benefit	(2.0)	(0.8)	(1.6)
Other items and adjustments	(0.5)	(1.1)	(1.2)

Effective income tax rate	32.2%	30.5%	21.8%

Income taxes for 2007 benefited from the following special items totaling $9.5 million. During fourth quarter 2007, we concluded certain of our foreign subsidiaries would not distribute dividends back to the U.S. parent for the foreseeable future. Accordingly, we designated the undistributed earnings of these subsidiaries as indefinitely reinvested. The deferred income tax liability of $7.0 million previously provided on these earnings was reversed and reduced deferred income tax expense by the same amount. During our detailed review, we determined our deferred tax liability accounts provided for the undistributed earnings of foreign

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

subsidiaries were overstated by $1.9 million at year-end 2006. We recorded an additional deferred income tax benefit of $1.9 million during the fourth quarter 2007 for this overprovision. An overprovision of $1.2 million had also occurred during the first three quarters of 2007 which was reversed in the fourth quarter and had no impact on the results of operations for the year ended December 31, 2007. The impact of these adjustments did not have a material effect on our reported financial position and results of operations for the year ended December 31, 2007 or any prior periods presented. The remaining $600 thousand benefit related to changes in our liability for unrecognized tax benefits from uncertain tax positions.

For those foreign subsidiaries that we have not determined their undistributed earnings to be indefinitely reinvested and based on available foreign tax credits and current U.S. income tax rates, we believe that we have adequately provided for any additional U.S. taxes that would be incurred when one of these foreign subsidiaries returns its earnings in cash to Afton or Ethyl.

Certain foreign operations have a U.S. tax impact due to our election to include their earnings in our federal income tax return.

Our deferred income tax assets and liabilities follow.

	December 31
	2009	2008
Deferred income tax assets
Future employee benefits	$44,781	$47,987
Environmental and future shutdown reserves	7,785	7,855
Unrealized loss on derivatives	6,111	1,386
Trademark expenses	3,965	3,445
Foreign currency translation adjustments	1,646	2,599
Litigation accruals	1,415	1,372
Financed intangible asset	1,188	967
Other	2,645	7,252

	69,536	72,863

Deferred income tax liabilities
Depreciation and amortization	13,754	8,697
Intangibles	7,039	7,805
Inventory valuation and related reserves	4,623	(492)
Undistributed earnings of foreign subsidiaries	2,991	2,724
Other	2,341	2,295

	30,748	21,029

Net deferred income tax assets	$38,788	$51,834

Reconciliation to financial statements
Deferred income tax assets - current	$4,118	$14,090
Deferred income tax assets - noncurrent	34,670	37,744

Net deferred income tax assets	$38,788	$51,834

Our deferred taxes are in a net asset position at December 31, 2009. Based on current forecast operating plans and historical profitability, we believe that we will recover the full benefit of our deferred tax assets and have, therefore, not recorded a valuation allowance.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

We adopted the provisions related to accounting for uncertainty in income taxes on January 1, 2007. As a result, we recognized no material adjustment in the liability for unrecognized income tax benefits. A reconciliation of the beginning and ending balances of the unrecognized tax benefits from uncertain positions is as follows:

Balance at January 1, 2007	$2,854
Additions for tax positions related to the current year	200
Additions for tax positions of prior years	471
Reductions as a result of the withdrawal of positions previously taken	(942)

Balance at December 31, 2007	2,583
Additions for tax positions of prior years	1,474
Reductions as a result of settlements with tax authorities	(182)
Decreases for tax positions of prior years	(1,484)

Balance at December 31, 2008	2,391
Additions for tax positions of prior years	200
Reductions as a result of settlements with tax authorities	(1,474)
Decreases for tax positions of prior years	(200)

Balance at December 31, 2009	$917

All of the balance at December 31, 2009, if recognized, would affect our effective tax rate.

During the year ended December 31, 2009, we reduced the accrued interest associated with uncertain tax positions by approximately $250 thousand resulting in a net accrued interest of approximately $50 thousand. During the year ended December 31, 2008, we reduced the accrued interest associated with uncertain tax positions by $400 thousand, resulting in net accrued interest of $300 thousand.

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

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

24. Accumulated Other Comprehensive Loss

The pre-tax, tax, and after-tax effects related to the adjustments in accumulated other comprehensive loss follow.

	Foreign Currency Translation Adjustments	Pension Plans and Other Postretirement Benefits Adjustments	Accumulated Derivative Gain (Loss)	Accumulated Other Comprehensive Loss
December 31, 2006	$(4,642)	$(42,394)	$(129)	$(47,165)

Adjustments	9,910	—	(1,691)
Reclassification adjustment for the loss included in net income resulting from the maturity of contracts	—	—	324
Prior service cost arising during the period	—	(1,141)	—
Amortization of prior service cost included in net periodic pension cost	—	254	—

Net prior service cost	—	(887)	—

Net gain arising during the period	—	10,381	—
Amortization of net loss included in net periodic pension cost	—	3,829	—

Net gain	—	14,210	—

Amortization of transition obligation	—	12	—
Tax (expense) benefit	(4,093)	(5,494)	514

Other comprehensive income (loss)	5,817	7,841	(853)	12,805

December 31, 2007	1,175	(34,553)	(982)	(34,360)

Adjustments	(31,625)	—	(2,113)
Prior service cost arising during the period	—	(6)	—
Amortization of prior service cost included in net periodic pension cost	—	382	—

Net prior service cost	—	376	—

Net loss arising during the period	—	(43,874)	—
Amortization of net loss included in net periodic pension cost	—	2,839	—

Net (loss)	—	(41,035)	—

Amortization of transition obligation	—	13	—
Tax benefit	569	11,631	794

Other comprehensive loss	(31,056)	(29,015)	(1,319)	(61,390)

December 31, 2008	(29,881)	(63,568)	(2,301)	(95,750)

Adjustments	20,008	—	(583)
Prior service cost arising during the period	—	(56)	—
Amortization of prior service cost included in net periodic pension cost	—	375	—

Net prior service cost	—	319	—

Net gain arising during the period	—	633	—
Amortization of net loss included in net periodic pension cost	—	3,696	—
Settlement loss	—	241	—

Net gain	—	4,570	—

Amortization of transition obligation	—	12	—
Tax (expense) benefit	(2,192)	(1,388)	220

Other comprehensive income (loss)	17,816	3,513	(363)	20,966

December 31, 2009	$(12,065)	$(60,055)	$(2,664)	$(74,784)

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

25. Segment and Geographic Area Information

Segment Information – The tables below show our consolidated segment results. The “All other” category includes the continuing operations of the TEL business (primarily sales of TEL in North America), as well as certain contract manufacturing Ethyl provides to Afton and to third parties.

The accounting policies of the segments are the same as those described in Note 1 in the Notes to Consolidated Financial Statements. We evaluate the performance of the petroleum additives business based on operating profit. NewMarket Services departments and other expenses are billed to Afton and Ethyl based on the services provided under the holding company structure. Depreciation on segment property, plant, and equipment, as well as amortization of segment intangible assets is included in segment operating profit. No transfers occurred between the petroleum additives segment, the real estate development segment or the “All other” category during the periods presented. The table below reports net sales and operating profit by segment, as well as a reconciliation to income before income taxes for the last three years.

	2009	2008	2007
Net sales
Petroleum additives	$1,518,138	$1,604,376	$1,357,916
Real estate development	—	—	—
All other	11,984	13,055	16,958

Consolidated net sales (a)	$1,530,122	$1,617,431	$1,374,874

Segment operating profit
Petroleum additives (b)	$279,800	$129,963	$129,394
Real estate development	(391)	(101)	—
All other	(57)	1,652	(6,699)

Segment operating profit	279,352	131,514	122,695
Corporate, general, and administrative expenses	(17,033)	(15,042)	(13,823)
Interest and financing expenses, net	(11,716)	(12,046)	(11,557)
Other (expense) income, net	(11,227)	900	3,109

Income from continuing operations before income taxes	$239,376	$105,326	$100,424

(a)	Net sales to one customer of our petroleum additives segment exceeded 10% of total net sales in 2009, 2008, and 2007. Sales to Royal Dutch Shell plc and its affiliates (Shell) amounted to $232 million (15% of total net sales) in 2009, $261 million (16% of total net sales) in 2008, and $202 million (15% of total net sales) in 2007. These net sales represent a wide-range of products sold to this customer in multiple regions of the world.

(b)	The special item included in operating profit for the petroleum additives segment in 2008 represents a gain of $3 million from a class action lawsuit related to raw materials.

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

The following table shows asset information by segment and the reconciliation to consolidated assets. Segment assets consist of accounts receivable, inventory, and long-lived assets. Long-lived assets in the table below include property, plant, and equipment, net of depreciation, as well as intangible assets and certain other assets, both net of amortization.

	2009	2008	2007
Segment Assets
Petroleum additives	$613,852	$597,114	$579,278
Real estate development	113,125	66,396	15,852
All other	17,633	21,356	18,176

	744,610	684,866	613,306
Cash and cash equivalents	151,831	21,761	71,872
Short-term investments	300	—	—
Other accounts receivable	379	2,552	3,430
Deferred income taxes	38,788	51,834	40,123
Prepaid expenses	38,975	5,554	3,368
Non-segment property, plant and equipment, net	23,951	24,927	24,712
Prepaid pension cost	2,430	159	2,616
Other assets and deferred charges	23,928	19,799	11,507

Total assets	$1,025,192	$811,452	$770,934

Additions to long-lived assets
Petroleum additives	$37,173	$44,200	$30,455
Real estate development	53,030	42,820	9,084
All other	25	4	23
Corporate	405	2,677	594

Total additions to long-lived assets	$90,633	$89,701	$40,156

Depreciation and amortization
Petroleum additives	$30,098	$26,489	$25,711
Real estate development	—	—	—
All other	94	91	150
Corporate	2,628	2,388	3,265

Total depreciation and amortization	$32,820	$28,968	$29,126

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

Geographic Area Information – The table below reports net sales; total assets, excluding intangibles, net of amortization and goodwill; and long-lived assets by geographic area. Long-lived assets in the table below include property, plant, and equipment, net of depreciation. We have adjusted previously reported amounts for both 2008 and 2007 long-lived assets to exclude intangibles, net of amortization and goodwill. No country, except for the United States, exceeded 10% of net sales or long-lived assets in any year. NewMarket assigns revenues to geographic areas based on the location to which the product was shipped.

	2009	2008	2007
Net sales
United States	$604,592	$625,605	$564,312
Foreign	925,530	991,826	810,562

Consolidated net sales	$1,530,122	$1,617,431	$1,374,874

Total assets, excluding intangibles, net of amortization and goodwill
United States	$592,164	$451,717	$402,759
Foreign	387,965	305,666	322,620

Total assets, excluding intangibles, net of amortization and goodwill	$980,129	$757,383	$725,379

Long-lived assets
United States	$256,901	$212,729	$157,286
Foreign	45,514	29,007	26,276

Total long-lived assets	$302,415	$241,736	$183,562

26. Selected Quarterly Consolidated Financial Data (unaudited)

2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$337,128	$370,921	$417,832	$404,241
Gross profit	$91,074	$111,413	$142,967	$117,806
Net income	$28,688	$30,658	$56,687	$46,250
Basic earnings per share
Net income	$1.89	$2.02	$3.73	$3.04
Diluted earnings per share
Net income	$1.88	$2.01	$3.72	$3.03
Shares used to compute basic earnings per share	15,203	15,204	15,208	15,208
Shares used to compute diluted earnings per share	15,241	15,242	15,245	15,245

2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$382,350	$425,882	$440,604	$368,595
Gross profit	$81,603	$82,193	$73,578	$77,120
Net income	$19,772	$17,624	$16,472	$19,359
Basic earnings per share
Net income	$1.28	$1.14	$1.08	$1.27
Diluted earnings per share
Net income	$1.27	$1.13	$1.07	$1.27
Shares used to compute basic earnings per share	15,459	15,488	15,306	15,196
Shares used to compute diluted earnings per share	15,558	15,556	15,365	15,242

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

27. Consolidating Financial Information

The 7.125% senior notes due 2016 are fully and unconditionally guaranteed by certain of our subsidiaries (Guarantor Subsidiaries) on a joint and several unsecured senior basis. The Guarantor Subsidiaries include all of our existing and future wholly-owned domestic restricted subsidiaries. The Guarantor Subsidiaries and the subsidiaries that do not guarantee the senior notes (the Non-Guarantor Subsidiaries) are 100% owned by NewMarket Corporation (the Parent Company). The Guarantor Subsidiaries consist of the following:

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

The following sets forth the Consolidating Statements of Income for the years ended December 31, 2009, December 31, 2008, and December 31, 2007; Consolidating Balance Sheets as of December 31, 2009 and December 31, 2008; and Condensed Consolidating Statements of Cash Flows for the years ended December 31, 2009, December 31, 2008, and December 31, 2007 for the Parent Company, the Guarantor Subsidiaries and Non-Guarantor Subsidiaries. The financial information is based on our understanding of the SEC’s interpretation and application of Rule 3-10 of the SEC Regulation S-X.

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

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

NewMarket Corporation and Subsidiaries

Consolidating Statements of Income

Year Ended December 31, 2009

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$—	$845,285	$684,837	$—	$1,530,122
Cost of goods sold	—	455,484	611,378	—	1,066,862

Gross profit	—	389,801	73,459	—	463,260
Selling, general, and administrative expenses	4,886	95,978	14,036	—	114,900
Research, development, and testing expenses	—	67,356	18,716	—	86,072

Operating (loss) profit	(4,886)	226,467	40,707	—	262,288
Interest and financing expenses (income), net	12,085	(550)	181	—	11,716
Other (expense) income, net	(11,398)	85	117	—	(11,196)

(Loss) income before income taxes and equity income of subsidiaries	(28,369)	227,102	40,643	—	239,376
Income tax (benefit) expense	(12,676)	76,673	13,096	—	77,093
Equity income of subsidiaries	177,976	—	—	(177,976)	—

Net income	$162,283	$150,429	$27,547	$(177,976)	$162,283

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

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

NewMarket Corporation and Subsidiaries

Consolidating Balance Sheets

December 31, 2009

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$40,008	$62,203	$49,620	$—	$151,831
Short-term investments	300	—	—	—	300
Trade and other accounts receivable, net	340	99,724	114,823	—	214,887
Amounts due from affiliated companies	105,412	32,333	40,195	(177,940)	—
Inventories	—	102,975	89,928	—	192,903
Deferred income taxes	2,704	950	464	—	4,118
Prepaid expenses and other current assets	5,182	32,497	1,421	—	39,100

Total current assets	153,946	330,682	296,451	(177,940)	603,139

Amounts due from affiliated companies	—	19,544	7,500	(27,044)	—
Property, plant and equipment, at cost	—	772,668	161,714	—	934,382
Less accumulated depreciation and amortization	—	515,606	116,361	—	631,967

Net property, plant, and equipment	—	257,062	45,353	—	302,415

Investment in consolidated subsidiaries	511,948	—	—	(511,948)	—
Prepaid pension cost	—	—	2,430	—	2,430
Deferred income taxes	35,882	(3,946)	2,734	—	34,670
Other assets and deferred charges	19,362	16,668	1,445	—	37,475
Intangibles, net of amortization and goodwill	—	45,063	—	—	45,063

Total assets	$721,138	$665,073	$355,913	$(716,932)	$1,025,192

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$31	$59,390	$28,765	$—	$88,186
Accrued expenses	8,880	41,201	13,694	—	63,775
Dividends payable	4,992	—	—	—	4,992
Book overdraft	—	2,230	—	—	2,230
Amounts due to affiliated companies	11,942	107,999	57,999	(177,940)	—
Long-term debt, current portion	—	33,881	—	—	33,881
Income taxes payable	(7,357)	9,062	3,283	—	4,988

Total current liabilities	18,488	253,763	103,741	(177,940)	198,052

Long-term debt	150,000	66,200	—	—	216,200
Amounts due to affiliated companies	—	7,500	19,544	(27,044)	—
Other noncurrent liabilities	94,465	40,654	17,636	—	152,755

Total liabilities	262,953	368,117	140,921	(204,984)	567,007

Shareholders’ equity:
Common stock and paid in capital	275	317,915	75,779	(393,694)	275
Accumulated other comprehensive loss	(74,784)	(16,032)	(32,390)	48,422	(74,784)
Retained earnings	532,694	(4,927)	171,603	(166,676)	532,694

Total shareholders’ equity	458,185	296,956	214,992	(511,948)	458,185

Total liabilities and shareholders’ equity	$721,138	$665,073	$355,913	$(716,932)	$1,025,192

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

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

NewMarket Corporation and Subsidiaries

Condensed Consolidating Statements of Cash Flows

Year Ended December 31, 2009

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash (used in) provided from operating activities	$(95,510)	$274,877	$45,077	$—	$224,444

Cash flows from investing activities
Capital expenditures	—	(18,681)	(18,922)	—	(37,603)
Foundry Park I capital expenditures	—	(51,530)	—	—	(51,530)
Deposits for interest rate swap	(38,730)	—	—	—	(38,730)
Return of deposits for interest rate swap	23,460	—	—	—	23,460
Deposits for interest rate lock agreement	—	(5,000)	—	—	(5,000)
Return of deposits for interest rate lock agreement	—	15,500	—	—	15,500
Purchase of short-term investment	(300)	—	—	—	(300)
Foundry Park I deferred leasing costs	—	(1,500)	—	—	(1,500)
Decrease in intercompany loans	—	(166)	—	166	—
Cash dividends from subsidiaries	209,760	—	—	(209,760)	—

Cash provided from (used in) investing activities	194,190	(61,377)	(18,922)	(209,594)	(95,703)

Cash flows from financing activities
Net repayments under revolving credit agreement	(41,900)	—	—	—	(41,900)
Draws on Foundry Park I construction loan	—	55,603	—	—	55,603
Dividends	(16,347)	(209,760)	—	209,760	(16,347)
Change in book overdraft, net	—	1,231	—	—	1,231
Payment for financed intangible asset	—	(1,000)	—	—	(1,000)
Debt issuance costs	(465)	—	—	—	(465)
Proceeds from exercise of stock options	40	—	—	—	40
Payments on the capital lease	—	(784)	—	—	(784)
Repayment of intercompany note payable	—	—	(13,236)	13,236	—
Financing from affiliated companies	—	—	13,402	(13,402)	—

Cash (used in) provided from financing activities	(58,672)	(154,710)	166	209,594	(3,622)

Effect of foreign exchange on cash and cash equivalents	—	(995)	5,946	—	4,951

Increase in cash and cash equivalents	40,008	57,795	32,267	—	130,070
Cash and cash equivalents at beginning of year	—	4,408	17,353	—	21,761

Cash and cash equivalents at end of year	$40,008	$62,203	$49,620	$—	$151,831

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

NewMarket Corporation and Subsidiaries

Condensed Consolidating Statements of Cash Flows

Year Ended December 31, 2008

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash (used in) provided from operating activities	$(12,578)	$35,137	$(1,911)	$—	$20,648

Cash flows from investing activities
Capital expenditures	—	(22,581)	(9,218)	—	(31,799)
Foundry Park I capital expenditures	—	(42,820)	—	—	(42,820)
Acquisition of business	—	(14,803)	—	—	(14,803)
Deposits for interest rate lock agreement	—	(10,500)	—	—	(10,500)
Return of deposits for interest rate lock agreement	—	1,050	—	—	1,050
(Decrease) increase in intercompany loans	(31,683)	313	(7,500)	38,870	—
Cash dividends from subsidiaries	24,424	—	—	(24,424)	—

Cash used in investing activities	(7,259)	(89,341)	(16,718)	14,446	(98,872)

Cash flows from financing activities
Net borrowings under revolving credit agreement	41,900	—	—	—	41,900
Draws on Foundry Park I construction loan	—	38,201	—	—	38,201
Repurchases of common stock	(26,810)	—	—	—	(26,810)
Dividends	(15,131)	(24,424)	—	24,424	(15,131)
Change in book overdraft, net	(41)	(5,209)	—	—	(5,250)
Payment for financed intangible asset	—	(1,000)	—	—	(1,000)
Debt issuance costs	(240)	—	—	—	(240)
Proceeds from exercise of stock options	315	—	—	—	315
Excess tax benefits from stock-based payment arrangements	945	—	—	—	945
Payments on the capital lease	—	(736)	—	—	(736)
Repayment of intercompany note payable	—	—	(313)	313	—
Financing from affiliated companies	—	39,183		(39,183)	—

Cash provided from (used in) financing activities	938	46,015	(313)	(14,446)	32,194

Effect of foreign exchange on cash and cash equivalents	—	(1,076)	(3,005)	—	(4,081)

Decrease in cash and cash equivalents	(18,899)	(9,265)	(21,947)	—	(50,111)
Cash and cash equivalents at beginning of year	18,899	13,673	39,300	—	71,872

Cash and cash equivalents at end of year	$—	$4,408	$17,353	$—	$21,761

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

NewMarket Corporation and Subsidiaries

Condensed Consolidating Statements of Cash Flows

Year Ended December 31, 2007

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash (used in) provided from operating activities	$(2,017)	$133,033	$(21,439)	$—	$109,577

Cash flows from investing activities
Capital expenditures	—	(25,448)	(5,624)	—	(31,072)
Foundry Park I capital expenditures	—	(5,584)	—	—	(5,584)
Foundry Park I deferred leasing costs	—	(3,599)	—	—	(3,599)
Proceeds from settlement and termination of TEL marketing agreements	—	—	28,000	—	28,000
Payment for acquisition of intangible asset	—	(2,900)	—	—	(2,900)
Deposits for interest rate lock agreement	—	(1,110)	—	—	(1,110)
(Increase) decrease in intercompany loans	(1,775)	(1,000)	2,362	413	—
Net (increase) decrease in investment in subsidiaries	(6,380)	6,380	—	—	—
Cash dividends from subsidiaries	99,515	—	—	(99,515)	—
Other, net	—	(566)	—	—	(566)

Cash provided from (used in) investing activities	91,360	(33,827)	24,738	(99,102)	(16,831)

Cash flows from financing activities
Draws on Foundry Park I bridge loan	—	6,571	—	—	6,571
Repayment of Foundry Park I bridge loan	—	(6,571)	—	—	(6,571)
Draws on Foundry Park I construction loan	—	5,298	—	—	5,298
Repayment of 8.875% senior notes	(250)	—	—	—	(250)
Repurchases of common stock	(83,189)	—	—	—	(83,189)
Dividends	(6,641)	(99,515)	—	99,515	(6,641)
Change in book overdraft, net	33	3,667	—	—	3,700
Debt issuance costs	(146)	—	—	—	(146)
Debt issuance costs - Foundry Park I	—	(1,696)	—	—	(1,696)
Proceeds from exercise of stock options	61	—	—	—	61
Payments on the capital lease	—	(690)	—	—	(690)
Repayment of intercompany note payable	—	(2,362)	—	2,362	—
Financing from affiliated companies	—	1,775	1,000	(2,775)	—

Cash (used in) provided from financing activities	(90,132)	(93,523)	1,000	99,102	(83,553)

Effect of foreign exchange on cash and cash equivalents	—	(221)	2,600	—	2,379

(Decrease) increase in cash and cash equivalents	(789)	5,462	6,899	—	11,572
Cash and cash equivalents at beginning of year	19,688	8,211	32,401	—	60,300

Cash and cash equivalents at end of year	$18,899	$13,673	$39,300	$—	$71,872

Notes to Consolidated Financial Statements—Continued

(tabular amounts in thousands, except per-share amounts)

28. Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (ASU 2010-06). ASU 2010-06 requires additional new disclosures surrounding the reporting of fair value measurements and clarifies certain existing disclosure requirements. Depending upon the provision, ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009 or for interim and annual periods beginning after December 15, 2010. We are evaluating the potential impact on our financial statements.

In December 2009, the FASB issued Accounting Standards Update 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (ASU 2009-17). ASU 2009-17 clarifies and improves financial reporting by entities involved with variable interest entities. ASU 2009-17 is effective as of the beginning of the annual period beginning after November 15, 2009. We currently do not expect ASU 2009-17 to have a significant impact on our financial statements.

In December 2009, the FASB issued Accounting Standards Update 2009-16, “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets” (ASU 2009-16). ASU 2009-16 clarifies the information that an entity must provide in its financial statements surrounding a transfer of financial assets and the effect of the transfer on its financial position, financial performance, and cash flows. ASU 2009-16 is effective as of the beginning of the annual period beginning after November 15, 2009. We currently do not expect ASU 2009-16 to have a significant impact on our financial statements.

In October 2009, the FASB issued Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). ASU 2009-13 amends the criteria for revenue recognition of multi-deliverable arrangements and expands the required disclosures of those arrangements. ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We currently do not expect ASU 2009-13 to have a material impact on our financial statements.

29. Subsequent Events

We have performed an evaluation of subsequent events through our filing of the Annual Report on Form 10-K on February 19, 2010.

On January 28, 2010, Foundry Park I entered into a mortgage loan agreement in the amount of $68.4 million. The loan, which is collateralized by the Foundry Park I office building, is for a period of five years, with two thirteen-month extension options. NewMarket Corporation is fully guaranteeing the loan. The mortgage loan bears interest at a variable rate of LIBOR plus a margin of 400 basis points, with a minimum LIBOR of 200 basis points. Concurrently with the closing of the mortgage loan, Foundry Park I obtained an interest rate swap to effectively convert the variable interest rate in the loan to a fixed interest rate by setting LIBOR at 2.642% for five years. Principal payments will be made monthly based on a 15 year amortization schedule, with all remaining amounts fully due in five years.

On January 29, 2010, we paid off the outstanding balance at December 31, 2009 of $99.1 million of the construction loan with proceeds from the mortgage loan (discussed above) and cash on hand.

On February 18, 2010, our Board of Directors declared a quarterly dividend in the amount of 37.5 cents per share on our common stock. The dividend is payable April 1, 2010 to shareholders of record at the close of business on March 15, 2010.

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

We have a Financial Disclosure Committee, which is made up of the president of Afton, the general counsel of NewMarket, and the controller of NewMarket. The committee, as well as regional management, makes representations with regard to the financial statements that, to the best of their knowledge, the report does not contain any misstatement of a material fact or omit a material fact that is necessary to make the statements not misleading with respect to the periods covered by the report.

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

There has been no change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in “Internal Control – Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of December 31, 2009. The effectiveness of our internal control over financial reporting as of December 31, 2009, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our definitive Proxy Statement for our 2010 annual meeting of shareholders (Proxy Statement) under the headings entitled “Election of Directors,” “Committees of Our Board,” “Certain Relationships and Related Transactions,” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is included in Part I of this Form 10-K under the heading entitled “Executive Officers of the Registrant.”

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

Because our common stock is listed on the NYSE, our chief executive officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. Our chief executive officer made his annual certification to that effect to the NYSE as of April 30, 2009. In addition, we have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our principal executive officer and principal financial officer required under Sections 906 and 302 of the Sarbanes Oxley Act of 2002 to be filed with the SEC regarding the quality of our public disclosure.

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

The following table presents information as of December 31, 2009 with respect to equity compensation plans under which shares of our common stock are authorized for issuance.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (b)
Equity compensation plans approved by shareholders:
2004 Incentive Plan	—	$—	1,494,648
1982 Incentive Plan	37,000	4.35	—	(c)
Equity compensation plans not approved by shareholders (d):	—	—	—

Total	37,000	$4.35	1,494,648

(a)	There are no outstanding rights or warrants.

(b)	Amounts exclude any securities to be issued upon exercise of outstanding options.

(c)	The 1982 Incentive Plan was terminated on March 2, 2004. We cannot make any further grants or awards under this plan.

(d)	We do not have any equity compensation plans that have not been approved by shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income for each of the three years in the periods ended December 31, 2009, 2008, and 2007

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Shareholders’ Equity for each of the three years in the periods ended December 31, 2009, 2008, and 2007

Consolidated Statements of Cash Flows for each of the three years in the periods ended December 31, 2009, 2008, and 2007

Notes to Consolidated Financial Statements

(A)(2)	Financial Statement Schedules – none required

(A)(3)	Exhibits

2.1	Agreement and Plan of Merger, dated as of March 5, 2004, by and among Ethyl Corporation, NewMarket Corporation, and Ethyl Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to Form 10-K (File No. 1-32190) filed March 14, 2005)

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form 10-K (File No. 1-32190) filed March 14, 2005)

3.2	NewMarket Corporation Bylaws Amended and Restated effective April 23, 2009 (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 1-32190) filed February 23, 2009)

4.1	Indenture, dated as of December 12, 2006, among NewMarket Corporation, the guarantors listed on the signature pages thereto and Wells Fargo Bank, N.A., as trustee, (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 1-32190) filed December 13, 2006)

4.2	First Supplemental Indenture, dated as of February 7, 2007 among NewMarket Corporation, NewMarket Development Corporation, Foundry Park I, LLC, Foundry Park II, LLC, Gamble’s Hill, LLC, Gamble’s Hill Tredegar, LLC, Gamble’s Hill Lab, LLC, Gamble’s Hill Landing, LLC and Gamble’s Hill Third Street, LLC, and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.8 to Form 10-K (File No. 1-32190) filed February 26, 2007)

4.3	Form of 7.125% Senior Notes due 2016 (Included in Exhibit 4.7) (incorporated by reference to Exhibit 4.3 to Form 8-K (File No. 1-32190) filed December 13, 2006)

4.4	Registration Rights Agreement, dated as of December 12, 2006, among NewMarket Corporation, the guarantors listed on the signature pages thereto and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 4.4 to Form 8-K (File No. 1-32190) filed December 13, 2006)

10.1	Second Amended and Restated Credit Agreement, dated as of December 21, 2006, among NewMarket Corporation, SunTrust Bank, as administrative agent, SunTrust Capital Markets, as lead arranger and book manager, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32190) filed December 28, 2006) (Re-filed February 19, 2010 to include schedules and exhibits)

10.2	First Amendment to Second Amended and Restated Revolving Credit Agreement, dated as of September 26, 2008, by and among NewMarket Corporation, the several banks and other financial institutions party hereto and SunTrust Bank, in its capacity as Administrative Agent for the Lenders (incorporated by reference to Exhibit 10.1 to Form 10-Q (File No. 1-32190) filed October 30, 2008)

10.3	Supplement Agreement, dated as of December 23, 2008, between NewMarket Corporation and SunTrust Bank, as Increasing Lender, and accepted by SunTrust Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32190) filed December 29, 2008)

10.4	Supplement Agreement, dated as of January 5, 2009, between NewMarket Corporation and PNC Bank, as Increasing Lender, and accepted by SunTrust Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32190) filed January 6, 2009)

10.5	Second Amendment to Second Amended and Restated Revolving Credit Agreement, dated as of March 24, 2009, between NewMarket Corporation, SunTrust Bank, as Administrative Agent, and the several banks and other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32190) filed March 30, 2009)

10.6	Supplement Agreement, dated as of March 24, 2009, between NewMarket Corporation and PNC Bank, as Increasing Lender, and accepted by SunTrust Bank, as Administrative Agent (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 1-32190) filed March 30, 2009)

10.7	Joinder Agreement dated as of April 20, 2009 by and among Citizens Bank of Pennsylvania, NewMarket Corporation and SunTrust Bank (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32190) filed April 23, 2009)

10.8	Supplement Agreement dated June 30, 2009 between NewMarket Corporation and Citizens Bank of Pennsylvania, as Increasing Lender, and accepted by SunTrust Bank, as Administrative Agent (incorporated by reference to Exhibit 10.4 to Form 8-K (File No. 1-32190) filed June 30, 2009)

10.9	Joinder Agreement dated as of December 7, 2009 by and among JPMorgan Chase Bank, N.A., NewMarket Corporation and SunTrust Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Form 8-K (file No. 1-32190) filed December 9, 2009)

10.10	Third Amendment to Second Amended and Restated Revolving Credit Agreement, dated as of December 30, 2009, between NewMarket Corporation, SunTrust Bank, as Administrative Agent, and the several banks and other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32190) filed December 30, 2009)

10.11	Amendment to Construction Loan Agreement and Unconditional Guaranty (NewMarket), dated as of March 11, 2009 by Foundry Park I, LLC, NewMarket Corporation, SunTrust Bank, Bank of America, N.A., and PNC Bank, N.A. (incorporated by reference to Exhibit 10.1 to Form 10-Q (File No. 1-32190) filed April 29, 2009)

10.12	International Swap Dealers Association, Inc. Master Agreement dated June 25, 2009, between NewMarket Corporation and Goldman Sachs Bank USA (ISDA Master Agreement) (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32190) filed June 30, 2009)

10.13	Schedule to the ISDA Master Agreement dated June 25, 2009 (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 1-32190) filed June 30, 2009)

10.14	Credit Support Annex to the Schedule to the ISDA Master Agreement dated June 25, 2009, between NewMarket Corporation and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.3 to Form 8-K (File No. 1-32190) filed June 30, 2009)

10.15	Deed of Lease Agreement, dated as of January 11, 2007, by and between Foundry Park I, LLC and MeadWestvaco Corporation (incorporated by reference to Exhibit 10.2 to Form 10-K (File No. 1-32190) filed February 26, 2007)

10.16	2004 Incentive Compensation and Stock Plan (incorporated by reference to Exhibit 10.4 to Form 10-K (File No. 1-32190) filed March 14, 2005)*

10.17	Excess Benefit Plan (incorporated by reference to Exhibit 10.4 to Ethyl Corporation’s Form 10-K (File No. 1-5112) filed on February 25, 1993)*

10.18	Trust Agreement between Ethyl Corporation and Merrill Lynch Trust Company of America (incorporated by reference to Exhibit 4.5 to Ethyl Corporation’s Registration Statement on Form S-8 (Registration No. 333-60889) filed on August 7, 1998)

10.19	NewMarket Corporation and Affiliates Bonus Plan (incorporated by reference to Exhibit 10.9 to Ethyl Corporation’s Form 10-K (File No. 1-5112) filed on March 14, 2003)*

10.20	Indemnification Agreement, dated as of July 1, 2004 by and among NewMarket Corporation, Ethyl Corporation and Afton Chemical Corporation (incorporated by reference to Exhibit 10.5 to Form 10-Q (File No. 1-32190) filed August 5, 2004)

10.21	Membership Units Purchase and Assignment Agreement, effective as of September 24, 2004, by and between Bruce C. Gottwald and Floyd D. Gottwald, Jr., NewMarket Services Corporation and Old Town LLC (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32190) filed September 24, 2004)

10.22	Services Agreement, dated as of July 1, 2004, by and between NewMarket Services Corporation and Afton Chemical Corporation (incorporated by reference to Exhibit 10.2 to Form 10-Q (File No. 1-32190) filed November 5, 2004)

10.23	Services Agreement, dated as of July 1, 2004, by and between NewMarket Services Corporation and Ethyl Corporation (incorporated by reference to Exhibit 10.3 to Form 10-Q (File No. 1-32190) filed November 5, 2004)

10.24	Services Agreement, dated as of July 1, 2004, by and between NewMarket Services Corporation and NewMarket Corporation (incorporated by reference to Exhibit 10.4 to Form 10-Q (File No. 1-32190) filed November 5, 2004)

10.25	Summary of Executive Compensation*

10.26	Summary of Directors’ Compensation (incorporated by reference to Exhibit 10.19 to Form 10-K (File No. 1-321990) filed February 26, 2007)*

10.27	NewMarket Corporation Additional Benefit Agreement, dated May 1, 2006, between NewMarket Corporation and C.S. Warren Huang (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32190) filed May 2, 2006)*

10.28	NewMarket Corporation Additional Benefit Agreement for 2009, dated December 17, 2008, between NewMarket Corporation and C.S. Warren Huang (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32190) filed December 19, 2008)*

10.29	Loan Agreement, dated as of January 28, 2010, among the Foundry Park I, LLC, as Borrower, PB (USA) Realty Corporation, as Lender, and PB Capital Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32190) filed February 4, 2010)

10.30	Note, dated January 28, 2010, among the Foundry Park I, LLC, as Borrower, PB (USA) Realty Corporation, as Lender, and PB Capital Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 1-32190) filed February 4, 2010)

10.31	Deed of Trust, Assignment of Leases and Rents and Security Agreements, dated January 28, 2010, among the Foundry Park I, LLC, as Borrower, PB (USA) Realty Corporation, as Lender, and PB Capital Corporation as Administrative Agent (incorporated by reference to Exhibit 10.3 to Form 8-K (File No. 1-32190) filed February 4, 2010)

10.32	Assignment of Leases and Rents, dated January 28, 2010, between Foundry Park I, LLC and PB Capital Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.4 to Form 8-K (File No. 1-32190) filed February 4, 2010)

10.33	Guaranty of Payment – Deed of Trust Loan, dated January 28, 2010, among the Foundry Park I, LLC, as Borrower, PB (USA) Realty Corporation, as Lender, and PB Capital Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.5 to Form 8-K (File No. 1-32190) filed February 4, 2010)

10.34	Indemnity Agreement, dated January 29, 2010, between PB Capital Corporation and Foundry Park I, LLC (incorporated by reference to Exhibit 10.6 to Form 8-K (File No. 1-32190) filed February 4, 2010)

10.35	International Swaps and Derivatives Association, Inc.2002 Master Agreement dated as of January 29, 2010, between PB Capital Corporation and Foundry Park I, LLC (incorporated by reference to Exhibit 10.7 to Form 8-K (File No. 1-32190) filed February 4, 2010)

10.36	International Swaps and Derivatives Association, Inc. Schedule to the 2002 Master Agreement dated as of January 29, 2010, between PB Capital Corporation and Foundry Park I, LLC (incorporated by reference to Exhibit 10.8 to Form 8-K (File No. 1-32190) filed February 4, 2010)

10.37	Swap Transaction Confirmation dated January 29, 2010 (incorporated by reference to Exhibit 10.9 to Form 8-K (File No. 1-32190) filed February 4, 2010)

12	Computation of Ratios

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Thomas E. Gottwald

31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David A. Fiorenza

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Thomas E. Gottwald

32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David A. Fiorenza

*	Indicates management contracts, compensatory plans or arrangements of the company required to be filed as an exhibit

(B)	Exhibits – The response to this portion of Item 15 is submitted as a separate section of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWMARKET CORPORATION

By:	/s/ THOMAS E. GOTTWALD
(Thomas E. Gottwald, President and Chief Executive Officer)

Dated:    February 19, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 19, 2010.

SIGNATURE	TITLE

/S/ BRUCE C. GOTTWALD (Bruce C. Gottwald)	Chairman of the Board, Chairman of the Executive Committee, and Director

/S/ THOMAS E. GOTTWALD (Thomas E. Gottwald)	President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ D. A. FIORENZA (David A. Fiorenza)	Vice President and Treasurer (Principal Financial Officer)

/S/ WAYNE C. DRINKWATER (Wayne C. Drinkwater)	Controller (Principal Accounting Officer)

/S/ PHYLLIS L. COTHRAN (Phyllis L. Cothran)	Director

/S/ MARK M. GAMBILL (Mark M. Gambill)	Director

/S/ PATRICK D. HANLEY (Patrick D. Hanley)	Director

/S/ J. E. ROGERS (James E. Rogers)	Director

/S/ C. B. WALKER (Charles B. Walker)	Director

EXHIBIT INDEX

Exhibit 10.1	Second Amended and Restated Credit Agreement, dated as of December 21, 2006, among NewMarket Corporation, SunTrust Bank, as administrative agent, SunTrust Capital Markets, as lead arranger and book manager, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32190) filed December 28, 2006) (Re-filed February 19, 2010 to include schedules and exhibits)

Exhibit 10.25	Summary of Executive Compensation

Exhibit 12	Computation of Ratios

Exhibit 21	Subsidiaries of the Registrant

Exhibit 23	Consent of Independent Registered Public Accounting Firm

Exhibit 31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Thomas E. Gottwald

Exhibit 31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David A. Fiorenza

Exhibit 32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Thomas E. Gottwald

Exhibit 32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David A. Fiorenza