Form 10-Q
period 2010-03-31
NEWMARKET CORP
filed 2010-04-28
CIK 1282637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

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

Number of shares of common stock, without par value, outstanding as of March 31, 2010: 15,042,440.

NEWMARKET CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per-share amounts)

(Unaudited)

	Three Months Ended March 31
	2010	2009
Revenue:
Net sales - product	$392,265	$337,128
Rental revenue	2,861	0

	395,126	337,128

Costs:
Cost of goods sold - product	273,628	246,054
Cost of rental	1,090	0

	274,718	246,054

Gross profit	120,408	91,074
Selling, general, and administrative expenses	30,574	26,267
Research, development, and testing expenses	21,083	18,754

Operating profit	68,751	46,053
Interest and financing expenses	3,949	2,936
Other expense, net	(2,311)	(80)

Income before income tax expense	62,491	43,037
Income tax expense	20,353	14,349

Net income	$42,138	$28,688

Basic earnings per share	$2.79	$1.89

Diluted earnings per share	$2.78	$1.88

Shares used to compute basic earnings per share	15,118	15,203

Shares used to compute diluted earnings per share	15,154	15,241

Cash dividends declared per common share	$0.375	$0.20

See accompanying notes to the consolidated financial statements.

NEWMARKET CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	March 31 2010	December 31 2009
ASSETS
Current assets:
Cash and cash equivalents	$87,971	$151,831
Short-term investments	300	300
Trade and other accounts receivable, less allowance for doubtful accounts ($1,156 in 2010 and $1,195 in 2009)	214,026	214,887
Inventories:
Finished goods	162,746	158,457
Raw materials	33,051	27,269
Stores, supplies and other	6,990	7,177

	202,787	192,903

Deferred income taxes	4,064	4,118
Prepaid expenses and other current assets	35,660	39,100

Total current assets	544,808	603,139

Property, plant and equipment, at cost	932,595	934,382
Less accumulated depreciation and amortization	633,537	631,967

Net property, plant and equipment	299,058	302,415

Prepaid pension cost	3,228	2,430
Deferred income taxes	36,756	34,670
Other assets and deferred charges	88,096	37,475
Intangibles, net of amortization and goodwill	42,885	45,063

Total assets	$1,014,831	$1,025,192

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$87,025	$88,186
Accrued expenses	56,571	63,775
Dividends payable	4,936	4,992
Book overdraft	2,994	2,230
Long-term debt, current portion	3,357	33,881
Income taxes payable	16,163	4,988

Total current liabilities	171,046	198,052

Long-term debt	215,611	216,200
Other noncurrent liabilities	154,457	152,755
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock and paid-in capital (without par value); authorized shares - 80,000,000;
Outstanding shares - 15,042,440 in 2010 and 15,209,989 in 2009	0	275
Accumulated other comprehensive loss	(81,477)	(74,784)
Retained earnings	555,194	532,694

	473,717	458,185

Total liabilities and shareholders' equity	$1,014,831	$1,025,192

See accompanying notes to the consolidated financial statements.

NewMarket Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(in thousands, except share amounts)

(unaudited)

	Common Stock and Paid in Capital		Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2008	15,199,207	$115	$(95,750)	$386,758	$291,123
Comprehensive income:
Net income				162,283	162,283
Changes in (net of tax):
Foreign currency translation adjustments			17,816		17,816
Pension plans and other postretirement benefit adjustments:
Prior service cost			200		200
Unrecognized gain			3,304		3,304
Transition obligation			9		9
Derivative net loss			(363)		(363)

Total comprehensive income					183,249

Cash dividends ($1.075 per share)				(16,347)	(16,347)
Stock options exercised	9,000	40			40
Issuance of stock	1,782	120			120

Balance at December 31, 2009	15,209,989	$275	$(74,784)	$532,694	$458,185
Comprehensive income:
Net income				42,138	42,138
Changes in (net of tax):
Foreign currency translation adjustments			(7,080)		(7,080)
Pension plans and other postretirement benefit adjustments:
Prior service cost			37		37
Unrecognized gain			719		719
Transition obligation			2		2
Derivative net loss			(371)		(371)

Total comprehensive income					35,445

Cash dividends ($0.375 per share)				(5,641)	(5,641)
Stock options exercised	1,000	4			4
Common stock repurchase	(168,549)	(279)		(13,997)	(14,276)

Balance at March 31, 2010	15,042,440	$0	$(81,477)	$555,194	$473,717

See accompanying Notes to Consolidated Financial Statements.

NEWMARKET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31
	2010	2009
Cash and cash equivalents at beginning of year	$151,831	$21,761

Cash flows from operating activities:
Net income	42,138	28,688
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and other amortization	8,779	7,763
Amortization of deferred financing costs	358	280
Noncash environmental remediation and dismantling	128	1,953
Noncash pension benefits expense	3,379	3,462
Noncash postretirement benefits expense	768	705
Noncash foreign exchange loss	2,952	174
Deferred income tax benefit	(640)	(35)
Loss (gain) on derivative instruments - net	1,376	(585)
Working capital changes	(10,903)	61,653
Cash pension benefits contributions	(2,283)	(4,261)
Cash postretirement benefits contributions	(431)	(384)
Other, net	(2,825)	(2,744)

Cash provided from operating activities	42,796	96,669

Cash flows from investing activities:
Capital expenditures	(4,631)	(8,194)
Foundry Park I capital expenditures	(2,046)	(7,111)
Acquisition of business	(43,748)	0
Deposits for interest rate lock agreement	0	(4,000)
Return of deposits for interest rate swap	4,210	0
Deposits for interest rate swap	(6,840)	0

Cash used in investing activities	(53,055)	(19,305)

Cash flows from financing activities:
Repayment of Foundry Park I construction loan	(99,102)	0
Borrowing under Foundry Park I mortgage loan	68,400	0
Repayment of Foundry Park I mortgage loan	(207)	0
Draws on Foundry Park I construction loan	0	6,545
Repayments under revolving credit agreement	0	(41,900)
Repurchases of common stock	(14,276)	0
Dividends	(5,641)	(3,041)
Change in book overdraft, net	764	1,527
Payment for financed intangible asset	(250)	(250)
Debt issuance costs - Foundry Park I	(1,524)	0
Debt issuance costs	0	(303)
Proceeds from exercise of stock options	4	22
Payments on capital leases	(204)	(191)

Cash used in financing activities	(52,036)	(37,591)

Effect of foreign exchange on cash and cash equivalents	(1,565)	(2,024)

(Decrease) increase in cash and cash equivalents	(63,860)	37,749

Cash and cash equivalents at end of period	$87,971	$59,510

See accompanying notes to the consolidated financial statements.

NEWMARKET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Financial Statement Presentation

In the opinion of management, the accompanying consolidated financial statements of NewMarket Corporation and its subsidiaries contain all necessary adjustments for the fair presentation of, in all material respects, our consolidated financial position and shareholders’ equity as of March 31, 2010 and December 31, 2009, as well as our consolidated results of operations and cash flows for the three months ended March 31, 2010 and March 31, 2009. All adjustments are of a normal, recurring nature, unless otherwise disclosed. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the NewMarket Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (2009 Annual Report), as filed with the Securities and Exchange Commission (SEC). The results of operations for the three month period ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010. The December 31, 2009 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Unless the context otherwise requires, all references to “we,” “us,” “our,” the “Company” and “NewMarket” are to NewMarket Corporation and its consolidated subsidiaries.

Certain amounts in the accompanying financial statements have been reclassified to conform to the current presentation. There was no effect on net income.

At both March 31, 2010 and December 31, 2009, we had a book overdraft for some of our disbursement cash accounts. A book overdraft represents transactions that have not cleared the bank accounts at the end of the reporting period. There are no agreements with the same banks to offset the presented balance. We transfer cash on an as-needed basis to fund these items as they clear the bank in subsequent periods.

Cash dividends totaling 37.5 cents per share for the three months ended March 31, 2010 and 20 cents per share for the three months ended March 31, 2009 were declared and paid as shown in the table below.

Year	Date Declared	Date Paid	Per Share Amount

2010	February 18, 2010	April 1, 2010	37.5 cents

2009	February 19, 2009	April 1, 2009	20 cents

2.	Acquisition of Business

On March 5, 2010, Afton Chemical Corporation (Afton) completed the acquisition of the Polartech group of companies (Polartech). Polartech is a global company specializing in the supply of metalworking additives. The acquisition agreement included all physical assets of the Polartech business including headquarters, research and development, and manufacturing facilities in the United Kingdom, as well as manufacturing sites in India, China, and the United States.

We paid approximately $43.7 million for the Polartech business and are in the process of performing a valuation of the assets acquired to determine the final purchase price allocation. We expect the purchase price will be allocated primarily to property, plant, and equipment, as well as definite-lived intangibles, with a small amount allocated to working capital. We expect to complete the purchase price allocation during the second quarter 2010. Currently, assets of $45.6 million are recorded in “Other assets and deferred charges” and liabilities of $1.8 million are recorded in “Accrued expenses” on the Consolidated Balance Sheets.

3.	Asset Retirement Obligations

Our asset retirement obligations are related primarily to tetraethyl lead (TEL) operations. The following table illustrates the activity associated with our asset retirement obligations for the three months ended March 31, 2010 and March 31, 2009.

	2010	2009
	(in thousands)
Asset retirement obligations, January 1	$3,031	$3,009
Accretion expense	39	58
Liabilities settled	0	(851)
Changes in expected cash flows and timing	0	272

Asset retirement obligations, March 31	$3,070	$2,488

4.	Segment Information

The tables below show our consolidated revenue, operating profit (including a reconciliation of segment operating profit to income before income taxes), and depreciation and amortization.

The “All other” category includes the operations of the TEL business (primarily sales of TEL in North America), as well as certain contract manufacturing Ethyl Corporation (Ethyl) provides to Afton and to third parties.

Consolidated Revenue by Segment

(in millions)

	Three Months Ended March 31
	2010	2009
Petroleum additives	$389.3	$334.8
Real estate development	2.9	0.0
All other	2.9	2.3

Consolidated revenue	$395.1	$337.1

Segment Operating Profit

(in millions)

	Three Months Ended March 31
	2010	2009
Petroleum additives	$70.4	$50.1
Real estate development	1.8	(0.2)
All other	0.9	(0.5)

Segment operating profit	73.1	49.4
Corporate, general, and administrative expenses	(4.2)	(3.5)
Interest and financing expenses	(3.9)	(2.9)
Loss on interest rate swap agreement (a)	(2.4)	0.0
Other expense, net	(0.1)	0.0

Income before income taxes	$62.5	$43.0

(a)	The loss on the interest rate swap agreement represents the change, since the beginning of the reporting period, in the fair value of an interest rate swap which we entered into on June 25, 2009. We are not using hedge accounting to record the interest rate swap, and accordingly, any change in the fair value is immediately recognized in earnings.

Segment Depreciation and Amortization

(in millions)

	Three Months Ended March 31
	2010	2009
Petroleum additives	$7.5	$7.4
Real estate development	0.9	0.0
Corporate	0.7	0.6

Total depreciation and amortization	$9.1	$8.0

5.	Pension and Postretirement Benefit Plans

During the three months ended March 31, 2010, we made cash contributions of approximately $600 thousand for domestic pension plans and approximately $400 thousand for domestic postretirement benefit plans. We expect to make total cash contributions in 2010 of approximately $11.5 million for our domestic pension plans and approximately $1.6 million for our domestic postretirement benefit plans.

We made cash contributions of approximately $1.7 million for our foreign pension plans and approximately $40 thousand for a foreign postretirement benefit plan during the three months ended March 31, 2010. During 2010, we expect to make total cash contributions of approximately $7 million for our foreign pension plans and approximately $150 thousand for our foreign postretirement benefit plan.

The tables below present information on periodic benefit cost for our pension and postretirement benefit plans.

	Domestic
	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31
	2010	2009	2010	2009
	(in thousands)
Service cost	$1,645	$1,398	$318	$277
Interest cost	2,118	1,955	848	875
Expected return on plan assets	(2,374)	(2,072)	(407)	(419)
Amortization of prior service cost	31	73	2	3
Amortization of net loss (gain)	830	627	(61)	(86)

Net periodic benefit cost	$2,250	$1,981	$700	$650

	Foreign
	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31
	2010	2009	2010	2009
		(in thousands)
Service cost	$782	$608	$6	$3
Interest cost	1,387	1,188	36	33
Expected return on plan assets	(1,377)	(914)	0	0
Amortization of prior service cost	21	17	0	0
Amortization of transition (asset) obligation	(9)	(8)	13	11
Amortization of net loss	325	392	13	8
Settlement loss	0	198	0	0

Net periodic benefit cost	$1,129	$1,481	$68	$55

The settlement loss for the three months ended March 31, 2009 represents the termination of a pension plan of our Ethyl subsidiary in Belgium.

In March 2010, the Patient Protection and Affordable Care Act was signed into law, as was a related reconciliation bill. Included in the provisions of the laws are changes to the taxation related to the federal subsidy available to companies that provide retiree healthcare benefit plans that include a benefit that is at least actuarially equivalent to the benefits of Medicare Part D. Our retiree medical plan does include a drug subsidy benefit that is actuarially equivalent to Medicare Part D. However, we are not impacted by the changes in the taxation of the federal subsidy, as we assigned the subsidy to our insurance provider several years ago in consideration of premium determination. At the time we assigned the benefit to our insurance provider, we adjusted our deferred taxes accordingly. We are currently evaluating the provisions of the law and its impact on our company, but have made no adjustments to our financial statements as a result of the law.

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

	Three Months Ended March 31
	2010	2009
	(in thousands, except per- share amounts)
Basic earnings per share
Numerator:
Net income	$42,138	$28,688

Denominator:
Weighted-average number of shares of common stock outstanding	15,118	15,203

Basic earnings per share	$2.79	$1.89

Diluted earnings per share
Numerator:
Net income	$42,138	$28,688

Denominator:
Weighted-average number of shares of common stock outstanding	15,118	15,203
Shares issuable upon exercise of stock options	36	38

Total shares	15,154	15,241

Diluted earnings per share	$2.78	$1.88

7.	Intangibles, net of amortization

The following table provides certain information related to our intangible assets. All of the intangibles relate to the petroleum additives segment.

	Identifiable Intangibles
	March 31 2010		December 31 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Amortizing intangible assets
Formulas	$88,687	$59,970	$88,687	$58,700
Contracts	16,380	7,728	16,380	6,939
Customer base	5,440	785	5,440	666
Goodwill	861	0	861	0

	$111,368	$68,483	$111,368	$66,305

Amortization expense was (in millions):

• Three months ended March 31, 2010	$2.2
• Three months ended March 31, 2009	$2.4

Currently, estimated annual amortization expense related to our intangible assets for the next five years is expected to be (in millions):

• 2010	$8.3
• 2011	$8.0
• 2012	$6.8
• 2013	$6.6
• 2014	$5.6

We expect estimated annual amortization for the next five years will increase once the purchase price allocation is completed for the acquisition of the Polartech business.

We amortize the cost of the customer base intangible by an accelerated method and the cost of the remaining intangible assets by the straight-line method over their estimated economic lives. We generally amortize contracts over 1.5 to 10 years and formulas, as well as the customer base, over 20 years.

8.	Long-term Debt

Long-term debt consisted of the following:

	March 31 2010	December 31 2009
	(in thousands)
Senior notes - 7.125% due 2016	$150,000	$150,000
Foundry Park I mortgage loan - due 2015	68,193	0
Foundry Park I construction loan - due 2010	0	99,102
Capital lease obligations	775	979

	218,968	250,081
Current maturities of long-term debt	(3,357)	(33,881)

	$215,611	$216,200

We had no outstanding borrowings under our revolving senior credit facility at March 31, 2010 or December 31, 2009. We had outstanding letters of credit of $13.1 million at March 31, 2010, resulting in the unused portion of the revolving senior credit facility amounting to $136.9 million.

On January 29, 2010, we paid off the outstanding balance of $99.1 million on the Foundry Park I construction loan with proceeds of $68.4 million from the Foundry Park I mortgage loan agreement, as well as cash on hand of $30.7 million. On January 28, 2010, Foundry Park I entered into a mortgage loan agreement in the amount of $68.4 million. The loan, which is collateralized by the Foundry Park I office building, is for a period of five years, with two thirteen-month extension options. NewMarket Corporation is fully guaranteeing the loan. The mortgage loan bears interest at a variable rate of LIBOR plus a margin of 400 basis points, with a minimum LIBOR of 200 basis points. Concurrently with the closing of the mortgage loan, Foundry Park I obtained an interest rate swap to effectively convert the variable interest rate of the loan to a fixed interest rate by setting LIBOR at 2.642 for five years. Further information on the interest rate swap is in Note 10. Principal payments on the loan are being made monthly based on a 15-year amortization schedule, with all remaining amounts due in five years, unless we exercise the extension options.

We were in compliance with all covenants under our debt agreements at March 31, 2010 and December 31, 2009.

9.	Contractual Commitments and Contingencies

Except as discussed below, there have been no significant changes in our contractual commitments and contingencies from those reported in our 2009 Annual Report in Note 19.

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

At a former TEL plant site located in Louisiana, we have completed significant environmental remediation, although we will be monitoring and treating the site for an extended period. The accrual for this site was $7.4 million at March 31, 2010 and $7.5 million at December 31, 2009. We based these amounts on the best estimate of future costs discounted at approximately 3% in both 2010 and 2009. An inflation factor is included in the estimate. The undiscounted liability was $9.6 million at March 31, 2010 and $9.7 million at December 31, 2009. The expected payments over the next five years amount to approximately $700 thousand in 2010 and $600 thousand for each of the years 2011 through 2014. Expected payments thereafter amount to approximately $6.5 million.

At a plant site in Houston, Texas, we have accruals of $7.8 million at March 31, 2010 and $7.9 million at December 31, 2009 for environmental remediation, dismantling, and decontamination. Included in these amounts are $7.5 million at March 31, 2010 and $7.6 million at December 31, 2009 for remediation. Of the total remediation, $7.1 million at March 31, 2010 and $7.2 million at December 31, 2009 relates to remediation of groundwater and soil. The accruals for this site are discounted at approximately 3% at both March 31, 2010 and December 31, 2009. The accruals include an inflation factor. The undiscounted accrual for this site was $11.1 million at March 31, 2010 and $11.2 million at December 31, 2009. The expected payments over the next five years are approximately $300 thousand in 2010, $600 thousand in 2011, $2.3 million in 2012, and $200 thousand for each of 2013 and 2014. Expected payments thereafter amount to approximately $7.5 million.

At a superfund site in Louisiana, we have an accrual of $2.5 million at March 31, 2010 and $2.6 million at December 31, 2009 for environmental remediation. The accrual for this site was discounted at approximately 3% at both March 31, 2010 and December 31, 2009 and included an inflation factor. The undiscounted accrual for this site was $3.1 million at March 31, 2010 and $3.2 million at December 31, 2009. The expected payments over the next five years amount to approximately $300 thousand in 2010, $400 thousand in 2011, and $200 thousand each for years 2012 through 2014. Expected payments thereafter amount to approximately $1.8 million.

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

Our total accruals for environmental remediation were approximately $21.7 million at March 31, 2010 and $22.0 million at December 31, 2009. In addition to the accruals for environmental remediation, we also have accruals for dismantling and decommissioning costs of $500 thousand at both March 31, 2010 and December 31, 2009.

Letters of Credit and Guarantees

We have outstanding guarantees with several financial institutions in the amount of $34.8 million at March 31, 2010. The guarantees are secured by letters of credit, as well as cash collateral. A small amount of guarantees is unsecured. The outstanding letters of credit amounted to $13.1 million at March 31, 2010, all of which were issued under the letter of credit sub-facility of our revolving credit facility. The letters of credit primarily relate to insurance guarantees and performance guarantees. We renew letters of credit as necessary. The remaining amounts represent additional performance, lease, custom and excise tax guarantees, as well as a cash deposit of $17.9 million related to the Goldman Sachs Bank USA (Goldman Sachs) interest rate swap. The cash deposit is recorded in “Other assets and deferred charges” on the Consolidated Balance Sheet. Expiration dates of the letters of credit and certain guarantees range from 2010 to 2011. Some of the guarantees have no expiration date.

We cannot estimate the maximum amount of potential liability under the guarantees. However, we accrue for potential liabilities when a future payment is probable and the range of loss can be reasonably estimated.

10.	Derivatives and Hedging Activities

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

Cash Flow Hedge of Interest Rate Risk

In January 2010, we entered into an interest rate swap to manage our exposure to interest rate movements on the Foundry Park I mortgage loan and add stability to interest expense. Further information on the mortgage loan is in Note 8. We also had an interest rate swap to manage our exposure to interest rate movements on the Foundry Park I construction loan and add stability to capitalized interest expense. The Foundry Park I construction loan interest rate swap matured on January 1, 2010. Further information on the construction loan is in our 2009 Annual Report in Note 13. Both interest rate swaps are designated and qualify as a cash flow hedge. As such, the effective portion of changes in the fair value of the swaps is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Any ineffective portion of changes in the fair value of the swap is recognized immediately in earnings. We assess the effectiveness of the mortgage loan interest rate swap quarterly, just as we assessed the effectiveness of the construction loan interest rate swap quarterly, by comparing the changes in the fair value of the derivative hedging instrument with the change in present value of the expected future cash flows of the hedged transaction.

Both interest rate swaps involve the receipt of variable-rate amounts based on LIBOR in exchange for fixed-rate payments over the life of the agreement without exchange of the underlying notional amount. The fixed-rate payments are at a rate of 2.642% for the mortgage loan interest rate swap, while the fixed-rate payments on the construction loan interest rate swap were at a rate of 4.975%. The notional amount of the mortgage loan interest rate swap was $68.4 million at origination and approximately $68.2 million at March 31, 2010. The notional amount of the mortgage loan swap amortizes to approximately $53.7 million over the term of the swap. The amortizing notional amount is necessary to maintain the swap notional at an amount that matches the declining mortgage loan principal balance over the loan term. The mortgage loan interest swap matures on January 25, 2015. The notional amount of the construction loan interest rate swap was approximately $94.0 million at December 31, 2009, just prior to its January 1, 2010 maturity. The accreting notional amount was necessary to maintain the construction loan interest rate swap notional at an amount that represents approximately 85% of the projected construction loan principal balance over the loan term.

The unrealized loss, net of tax, related to the fair value of the mortgage loan interest rate swap is recorded in accumulated other comprehensive loss in shareholders’ equity on the Consolidated Balance Sheets, amounted to approximately $384 thousand at March 31, 2010. The unrealized loss, net of tax, related to the fair value of the construction loan interest rate swap and recorded in accumulated other comprehensive loss amounted to approximately $37 thousand at December 31, 2009. Also recorded as a component of accumulated other comprehensive loss in shareholders’ equity on the Consolidated Balance Sheets was the accumulated losses related to the construction loan interest rate swap. This amounted to approximately $2.6 million, net of tax, at both March 31, 2010 and December 31, 2009. The amounts remaining in accumulated other comprehensive loss related to the construction loan interest rate swap are being recognized in the Consolidated Statements of Income over the depreciable life of the office building beginning in January 2010. Approximately $100 thousand currently recognized in accumulated other comprehensive loss is expected to be reclassified into earnings over the next twelve months.

Non-designated Hedges

On June 25, 2009, we entered into an interest rate swap with Goldman Sachs in the notional amount of $97 million and with a maturity date of January 19, 2022 (Goldman Sachs interest rate swap). NewMarket entered into the Goldman Sachs interest rate swap in connection with the termination of a loan application and related rate lock agreement between Foundry Park I and Principal Commercial Funding II, LLC (Principal). See Note 19 in our 2009 Annual Report for further information on the transaction between Foundry Park I and Principal. When the rate lock agreement was originally executed in 2007, Principal simultaneously entered into an interest rate swap with a third party to hedge Principal’s exposure to fluctuation in the ten-year Treasuries rate. Upon the termination on June 25, 2009 of the rate lock agreement, Goldman Sachs both assumed Principal’s position with the third party and entered into an offsetting interest rate swap with NewMarket. Under the terms of this interest rate swap, NewMarket will make fixed rate payments at 5.3075% and Goldman Sachs will make variable rate payments based on three-month LIBOR. We have collateralized this exposure through cash deposits posted with Goldman Sachs amounting to $17.9 million at March 31, 2010. This transaction effectively preserves the impact of the original rate lock agreement for the possible application to a future loan amount of $97 million of a similar structure.

In December 2008, we entered into $16.8 million of Euro-denominated forward contracts to minimize foreign currency exposure from expected cash flows from foreign operations. The forward contracts obligated us to sell Euros for U.S. Dollars at a fixed exchange rate of 1.403, which was agreed to at the inception of the contracts. These contracts had maturity dates through December 2009. There were no outstanding foreign currency forward contracts at March 31, 2010 or December 31, 2009.

We elected not to use hedge accounting for both the Goldman Sachs interest rate swap and the forward contracts, and therefore, immediately recognized any change in the fair value of these derivative financial instruments in earnings.

*****

The table below presents the fair value of our derivative financial instruments, as well as their classification on the Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009.

Fair Value of Derivative Instruments

(in thousands)

	Asset Derivatives				Liability Derivatives
	March 31, 2010		December 31, 2009		March 31, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments
Mortgage loan interest rate swap		$0		$0	Accrued expenses and Other long-term liabilities	$770		$0

Construction loan interest rate swap		$0		$0		$0	Accrued expenses	$421

Derivatives Not Designated as Hedging Instruments
Goldman Sachs interest rate swap		$0		$0	Accrued expenses and Other long-term liabilities	$13,797	Other long-term liabilities	$11,440

The tables below present the effect of our derivative financial instruments on the Consolidated Statements of Income.

Effect of Derivative Instruments on the Consolidated Statements of Income

Designated Cash Flow Hedges

(in thousands)

Derivatives in Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended March 31			Three Months Ended March 31			Three Months Ended March 31
	2010	2009		2010	2009		2010	2009
Mortgage loan interest rate swap	$(913)	$0	Interest and financing expenses	$(284)	$0		$0	$0

Construction loan interest rate swap	$0	$(138)	Cost of rental	$(21)	$0	Other expense, net	$0	$(77)

Effect of Derivative Instruments on the Consolidated Statements of

Income Not Designated Derivatives

(in thousands)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		Three Months Ended March 31
		2010	2009
Goldman Sachs interest rate swap	Other expense, net	$(2,357)	$0
Foreign currency forward contracts	Cost of goods sold - product	$0	$497

Credit-risk-related Contingent Features

We have agreements with both of our current derivative counterparties that contain a provision where we could be declared in default on our derivative obligations if repayment of indebtedness is accelerated by the lender due to our default on the indebtedness.

As of March 31, 2010, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $13.9 million. We have minimum collateral posting thresholds with one of our derivative counterparties and have posted cash collateral of $17.9 million as of March 31, 2010. If required, we could have settled our obligations under the agreements at their termination value of $13.9 million at March 31, 2010.

11.	Comprehensive Income and Accumulated Other Comprehensive Loss

The components of comprehensive income consist of the following:

	Three Months Ended March 31
	2010	2009
	(in thousands)
Net income	$42,138	$28,688
Other comprehensive income, net of tax
Pension plans and other postretirement benefits adjustments (net of tax expense of $400 thousand in 2010 and $429 thousand in 2009)	758	837
Unrealized loss on derivative instruments (net of tax benefits of $236 thousand in 2010 and $52 thousand in 2009)	(371)	(86)
Foreign currency translation adjustments (net of tax benefits of $838 thousand in 2010 and $1.5 million in 2009)	(7,080)	(3,875)

Other comprehensive loss	(6,693)	(3,124)

Comprehensive income	$35,445	$25,564

The components of accumulated other comprehensive loss consists of the following:

	March 31 2010	December 31 2009
	(in thousands)
Pension plans and other postretirement benefit adjustments	$(59,297)	$(60,055)
Accumulated loss on derivative instruments	(3,035)	(2,664)
Foreign currency translation adjustments	(19,145)	(12,065)

Accumulated other comprehensive loss	$(81,477)	$(74,784)

12.	Fair Value Measurements

The following table provides information on assets and liabilities measured at fair value on a recurring basis. No events occurred during the three months ended March 31, 2010, requiring adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

	Carrying Amount in Consolidated		Fair Value Measurements Using
	Balance Sheets	Fair Value	Level 1	Level 2	Level 3
	March 31, 2010
Cash and cash equivalents	$87,971	$87,971	$87,971	$0	$0
Short-term investments	$300	$300	$300	$0	$0
Interest rate swaps liability	$14,567	$14,567	$0	$14,567	$0

	December 31, 2009
Cash and cash equivalents	$151,831	$151,831	$151,831	$0	$0
Short-term investments	$300	$300	$300	$0	$0
Interest rate swap liability	$11,861	$11,861	$0	$11,861	$0

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustment associated with the derivatives utilizes Level 3 inputs. These Level 3 inputs include estimates of current credit spreads to evaluate the likelihood of default by both us and the counterparties to the derivatives. As of March 31, 2010, we have assessed the significance of the impact of the credit valuation adjustment on the overall valuation of our derivatives and have determined that the credit valuation adjustment is not significant to the overall valuation of the derivatives. Accordingly, we have determined that our derivative valuations should be classified in Level 2 of the fair value hierarchy.

We record the value of our long-term debt at historical cost. The estimated fair value of our long-term debt is shown in the table below and is based primarily on estimated current rates available to us for debt of the same remaining duration and adjusted for nonperformance risk and credit risk.

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current maturities	$(218,968)	$(221,762)	$(250,081)	$(243,354)

13.	Recently Issued Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). ASU 2009-13 amends the criteria for revenue recognition of multi-deliverable arrangements and expands the required disclosures of those arrangements. ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We currently do not expect ASU 2009-13 to have a material impact on our financial statements.

14.	Consolidating Financial Information

The 7.125% senior notes due 2016 are fully and unconditionally guaranteed by certain of our subsidiaries (Guarantor Subsidiaries) on a joint and several unsecured senior basis. The Guarantor Subsidiaries include all of our existing and future 100% owned domestic restricted subsidiaries. The Guarantor Subsidiaries and the subsidiaries that do not guarantee the senior notes (the Non-Guarantor Subsidiaries) are 100% owned by NewMarket Corporation (the Parent Company). The Guarantor Subsidiaries consist of the following:

Ethyl Corporation	Afton Chemical Corporation
Ethyl Asia Pacific LLC	Afton Chemical Asia Pacific LLC
Ethyl Canada Holdings, Inc.	Afton Chemical Canada Holdings, Inc.
Ethyl Export Corporation	Afton Chemical Japan Holdings, Inc.
Ethyl Interamerica Corporation	Afton Chemical Additives Corporation
Ethyl Ventures, Inc.	Afton Chemical Intangibles LLC
Interamerica Terminals Corporation	The Edwin Cooper Corporation
NewMarket Development Corporation	NewMarket Investment Company
NewMarket Services Corporation	Old Town LLC
Foundry Park I, LLC	Foundry Park II, LLC
Gamble’s Hill, LLC	Gamble’s Hill Lab, LLC
Gamble’s Hill Landing, LLC	Gamble’s Hill Third Street, LLC
Gamble’s Hill Tredegar, LLC	Polartech Additives, Inc.

We conduct all of our business and derive essentially all of our income from our subsidiaries. Therefore, our ability to make payments on the senior notes or other obligations is dependent on the earnings and the distribution of funds from our subsidiaries. There are no restrictions on the ability of any of our domestic subsidiaries to transfer funds to the Parent Company.

The following sets forth the Consolidating Statements of Income for the three months ended March 31, 2010 and March 31, 2009; Consolidating Balance Sheets as of March 31, 2010 and December 31, 2009; and Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2010 and March 31, 2009 for the Parent Company, the Guarantor Subsidiaries, and Non-Guarantor Subsidiaries. The financial information is based on our understanding of the SEC’s interpretation and application of Rule 3-10 of the SEC Regulation S-X.

The financial information may not necessarily be indicative of their results of operations or financial positions had the Guarantor Subsidiaries or Non-Guarantor Subsidiaries operated as independent entities. The Parent Company accounts for investments in these subsidiaries using the equity method.

NewMarket Corporation and Subsidiaries

Consolidating Statements of Income

Three Months Ended March 31, 2010

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Revenue:
Net sales - product	$0	$180,085	$212,180	$0	$392,265
Rental revenue	0	2,861	0	0	2,861

	0	182,946	212,180	0	395,126

Costs:
Cost of goods sold - product	0	79,290	194,338	0	273,628
Cost of rental	0	1,090	0	0	1,090

	0	80,380	194,338	0	274,718

Gross profit	0	102,566	17,842	0	120,408
Selling, general, and administrative expenses	971	24,310	5,293	0	30,574
Research, development, and testing expenses	0	15,723	5,360	0	21,083

Operating (loss) profit	(971)	62,533	7,189	0	68,751

Interest and financing expenses	3,079	725	145	0	3,949
Other (expense) income, net	(2,337)	0	26	0	(2,311)

(Loss) income before income tax (benefit) expense and equity income of subsidiaries	(6,387)	61,808	7,070	0	62,491
Income tax (benefit) expense	(5,128)	21,611	3,870	0	20,353
Equity income of subsidiaries	43,397	0	0	(43,397)	0

Net income	$42,138	$40,197	$3,200	$(43,397)	$42,138

NewMarket Corporation and Subsidiaries

Consolidating Statements of Income

Three Months Ended March 31, 2009

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Revenue:
Net sales - product	$0	$191,881	$145,247	0	$337,128
Rental revenue	0	0	0	0	0

	0	191,881	145,247	0	337,128

Costs:
Cost of goods sold - product	0	132,685	113,369	0	246,054
Cost of rental	0	0	0	0	0

	0	132,685	113,369	0	246,054

Gross profit	0	59,196	31,878	0	91,074
Selling, general, and administrative expenses	1,046	20,506	4,715	0	26,267
Research, development, and testing expenses	0	14,824	3,930	0	18,754

Operating (loss) profit	(1,046)	23,866	23,233	0	46,053
Interest and financing expenses (income)	3,007	(174)	103	0	2,936
Other (expense) income, net	0	(233)	153	0	(80)

(Loss) income before income tax (benefit) expense and equity income of subsidiaries	(4,053)	23,807	23,283	0	43,037
Income tax (benefit) expense	(2,323)	9,091	7,581	0	14,349
Equity income of subsidiaries	30,418	0	0	(30,418)	0

Net income	$28,688	$14,716	$15,702	$(30,418)	$28,688

NewMarket Corporation and Subsidiaries

Consolidating Balance Sheets

March 31, 2010

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$2,016	$33,043	$52,912	$0	$87,971
Short-term investments	300	0	0	0	300
Trade and other accounts receivable, net	0	78,083	135,943	0	214,026
Amounts due from affiliated companies	153,469	151,546	31,214	(336,229)	0
Inventories	0	70,770	132,017	0	202,787
Deferred income taxes	2,954	622	488	0	4,064
Prepaid expenses and other current assets	5,419	28,724	1,517	0	35,660

Total current assets	164,158	362,788	354,091	(336,229)	544,808

Amounts due from affiliated companies	0	13,402	9,011	(22,413)	0
Property, plant and equipment, at cost	0	775,405	157,190	0	932,595
Less accumulated depreciation & amortization	0	520,215	113,322	0	633,537

Net property, plant and equipment	0	255,190	43,868	0	299,058

Investment in consolidated subsidiaries	618,704	0	0	(618,704)	0
Prepaid pension cost	0	0	3,228	0	3,228
Deferred income taxes	36,898	(3,760)	3,618	0	36,756
Other assets and deferred charges	21,658	61,670	4,768	0	88,096
Intangibles, net of amortization and goodwill	0	42,885	0	0	42,885

Total assets	$841,418	$732,175	$418,584	$(977,346)	$1,014,831

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$21	$54,286	$32,718	$0	$87,025
Accrued expenses	12,417	28,229	15,925	0	56,571
Dividends payable	4,936	0	0	0	4,936
Book overdraft	0	2,994	0	0	2,994
Amounts due to affiliated companies	114,961	98,724	122,544	(336,229)	0
Long-term debt, current portion	0	3,357	0	0	3,357
Income taxes payable	(11,593)	23,757	3,999	0	16,163

Total current liabilities	120,742	211,347	175,186	(336,229)	171,046

Long-term debt	150,000	65,611	0	0	215,611
Amounts due to affiliated companies	0	7,500	14,913	(22,413)	0
Other noncurrent liabilities	96,959	40,410	17,088	0	154,457

Total liabilities	367,701	324,868	207,187	(358,642)	541,114

Shareholders’ equity:
Common stock and paid-in capital	0	386,206	73,734	(459,940)	0
Accumulated other comprehensive loss	(81,477)	(15,369)	(36,785)	52,154	(81,477)
Retained earnings	555,194	36,470	174,448	(210,918)	555,194

Total shareholders’ equity	473,717	407,307	211,397	(618,704)	473,717

Total liabilities and shareholders’ equity	$841,418	$732,175	$418,584	$(977,346)	$1,014,831

NewMarket Corporation and Subsidiaries

Consolidating Balance Sheets

December 31, 2009

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$40,008	$62,203	$49,620	$0	$151,831
Short-term investments	300	0	0	0	300
Trade and other accounts receivable, net	340	99,724	114,823	0	214,887
Amounts due from affiliated companies	105,412	32,333	40,195	(177,940)	0
Inventories	0	102,975	89,928	0	192,903
Deferred income taxes	2,704	950	464	0	4,118
Prepaid expenses and other current assets	5,182	32,497	1,421	0	39,100

Total current assets	153,946	330,682	296,451	(177,940)	603,139

Amounts due from affiliated companies	0	19,544	7,500	(27,044)	0
Property, plant and equipment, at cost	0	772,668	161,714	0	934,382
Less accumulated depreciation & amortization	0	515,606	116,361	0	631,967

Net property, plant and equipment	0	257,062	45,353	0	302,415

Investment in consolidated subsidiaries	511,948	0	0	(511,948)	0
Prepaid pension cost	0	0	2,430	0	2,430
Deferred income taxes	35,882	(3,946)	2,734	0	34,670
Other assets and deferred charges	19,362	16,668	1,445	0	37,475
Intangibles, net of amortization and goodwill	0	45,063	0	0	45,063

Total assets	$721,138	$665,073	$355,913	$(716,932)	$1,025,192

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$31	$59,390	$28,765	$0	$88,186
Accrued expenses	8,880	41,201	13,694	0	63,775
Dividends payable	4,992	0	0	0	4,992
Book overdraft	0	2,230	0	0	2,230
Amounts due to affiliated companies	11,942	107,999	57,999	(177,940)	0
Long-term debt, current portion	0	33,881	0	0	33,881
Income taxes payable	(7,357)	9,062	3,283	0	4,988

Total current liabilities	18,488	253,763	103,741	(177,940)	198,052

Long-term debt	150,000	66,200	0	0	216,200
Amounts due to affiliated companies	0	7,500	19,544	(27,044)	0
Other noncurrent liabilities	94,465	40,654	17,636	0	152,755

Total liabilities	262,953	368,117	140,921	(204,984)	567,007

Shareholders’ equity:
Common stock and paid-in capital	275	317,915	75,779	(393,694)	275
Accumulated other comprehensive loss	(74,784)	(16,032)	(32,390)	48,422	(74,784)
Retained earnings (deficit)	532,694	(4,927)	171,603	(166,676)	532,694

Total shareholders’ equity	458,185	296,956	214,992	(511,948)	458,185

Total liabilities and shareholders’ equity	$721,138	$665,073	$355,913	$(716,932)	$1,025,192

NewMarket Corporation and Subsidiaries

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 31, 2010

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash (used in) provided from operating activities	$(31,819)	$62,853	$11,762	$0	$42,796
Cash flows from investing activities:
Capital expenditures	0	(3,347)	(1,284)	0	(4,631)
Foundry Park I capital expenditures	0	(2,046)	0	0	(2,046)
Acquisition of business	0	0	(43,748)	0	(43,748)
Deposits for interest rate swap	(6,840)	0	0	0	(6,840)
Return of deposits for interest rate swap	4,210	0	0	0	4,210
Decrease in intercompany loans	0	5,846	0	(5,846)	0
Net (increase) decrease in investment in subsidiaries	(78,966)	35,218	43,748	0	0
Cash dividends from subsidiaries	95,336	0	0	(95,336)	0

Cash provided from (used in) investing activities	13,740	35,671	(1,284)	(101,182)	(53,055)

Cash flows from financing activities:
Repayment of Foundry Park I construction loan	0	(99,102)	0	0	(99,102)
Borrowing under Foundry Park I mortgage loan	0	68,400	0	0	68,400
Repayment of Foundry Park I mortgage loan	0	(207)	0	0	(207)
Repurchases of common stock	(14,276)	0	0	0	(14,276)
Dividends	(5,641)	(95,336)	0	95,336	(5,641)
Change in book overdraft, net	0	764	0	0	764
Payment for financed intangible asset	0	(250)	0	0	(250)
Debt issuance costs – Foundry Park I	0	(1,524)	0	0	(1,524)
Repayment of intercompany note payable	0	0	(5,846)	5,846	0
Proceeds from exercise of stock options	4	0	0	0	4
Payments on capital leases	0	(204)	0	0	(204)

Cash used in financing activities	(19,913)	(127,459)	(5,846)	101,182	(52,036)

Effect of foreign exchange on cash and cash equivalents	0	(225)	(1,340)	0	(1,565)

(Decrease) increase in cash and cash equivalents	(37,992)	(29,160)	3,292	0	(63,860)
Cash and cash equivalents at beginning of year	40,008	62,203	49,620	0	151,831

Cash and cash equivalents at end of period	$2,016	$33,043	$52,912	$0	$87,971

NewMarket Corporation and Subsidiaries

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 31, 2009

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash provided from operating activities	$14,925	$59,211	$22,533	$0	$96,669

Cash flows from investing activities:
Capital expenditures	0	(6,873)	(1,321)	0	(8,194)
Foundry Park I capital expenditures	0	(7,111)	0	0	(7,111)
Deposits for interest rate lock agreement	0	(4,000)	0	0	(4,000)
Increase in intercompany loans	0	0	(12,899)	12,899	0
Cash dividends from subsidiaries	30,297	0	0	(30,297)	0

Cash provided from (used in) investing activities	30,297	(17,984)	(14,220)	(17,398)	(19,305)

Cash flows from financing activities:
Draws on Foundry Park I construction loan	0	6,545	0	0	6,545
Repayments under revolving credit agreement	(41,900)	0	0	0	(41,900)
Dividends	(3,041)	(30,297)	0	30,297	(3,041)
Change in book overdraft, net	0	1,527	0	0	1,527
Payment for financed intangible asset	0	(250)	0	0	(250)
Debt issuance costs	(303)	0	0	0	(303)
Increase in intercompany note payable	0	12,899	0	(12,899)	0
Proceeds from exercise of stock options	22	0	0	0	22
Payments on capital leases	0	(191)	0	0	(191)

Cash used in financing activities	(45,222)	(9,767)	0	17,398	(37,591)

Effect of foreign exchange on cash and cash equivalents	0	(1,637)	(387)	0	(2,024)

Increase in cash and cash equivalents	0	29,823	7,926	0	37,749
Cash and cash equivalents at beginning of year	0	4,408	17,353	0	21,761

Cash and cash equivalents at end of period	$0	34,231	$25,279	$0	$59,510

15.	Subsequent Events

On April 22, 2010, our Board of Directors declared a quarterly dividend in the amount of 37.5 cents per share on our common stock. The dividend is payable July 1, 2010 to shareholders of record at the close of business on June 15, 2010.

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

Factors that could cause actual results to differ materially from expectations include, but are not limited to: availability of raw materials and transportation systems; ability to respond effectively to technological changes in our industry; supply disruptions at single-sourced facilities; failure to protect our intellectual property rights; political, economic, and regulatory factors concerning our products; hazards common to chemical businesses; occurrence or threat of extraordinary events, including natural disasters and terrorist attacks; competition from other manufacturers; sudden or sharp raw materials price increases; gain or loss of significant customers; risks related to operating outside of the United States; the impact of fluctuations in foreign exchange rates; future governmental regulation; resolution of environmental liabilities or legal proceedings; inability to complete future acquisitions or successfully integrate future acquisitions into our business and other factors detailed from time to time in the reports that NewMarket files with the Securities and Exchange Commission, including the risk factors in Item 1A, “Risk Factors” of our 2009 Annual Report, which is available to shareholders upon request.

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

Overview

Operations during the first three months of 2010 continued to generate strong results with operating profit in our petroleum additives segment increasing significantly over the first three months of 2009. During the first three months of 2010, we acquired the Polartech business for $43.7 million, paid down our debt by $31.1 million, and repurchased $14.3 million of our common stock. While our cash position decreased during the first three months of 2010 due to these transactions, our financial position remains strong with cash of $88.0 million. Further information on the Polartech acquisition is in Note 2.

Results of Operations

Revenue

Our consolidated revenue for the three months 2010 amounted to $395.1 million, representing an increase of approximately 17% from the 2009 first quarter level of $337.1 million. The table below shows our revenue by segment.

Consolidated Revenue by Segment

(in millions)

	Three Months Ended March 31
	2010	2009
Petroleum additives	$389.3	$334.8
Real estate development	2.9	0.0
All other	2.9	2.3

Consolidated revenue	$395.1	$337.1

Petroleum Additives Segment

Petroleum additives net sales for the first three months 2010 of $389.3 million increased $54.5 million, or approximately 16%, from $334.8 million for the first three months 2009. The increase in sales reflects higher total product shipments of 21%. Product shipments were especially weak for the first two months of 2009, but are now at a level which we consider more normal. The increase in product shipments was predominantly in the lubricant additives product lines, with a small decrease in fuel additives product line shipments. Also, impacting the increase in net sales between 2010 and 2009 for the three months periods was favorable foreign currency of approximately $5 million. This favorable impact from foreign exchange reflects the weakening of the U.S. Dollar between the two first three months periods versus the other currencies in which we conduct business. Partially offsetting the favorable impacts from higher product shipments and foreign currency, were lower selling prices when comparing the 2010 and 2009 first three months periods.

The table below details the approximate components, in millions, of the increase between the first three months 2010 and 2009 periods.

Period ended March 31, 2009	$334.8
Increase in shipments, including changes in product mix	76.0
Decrease in selling prices, including changes in customer mix	(26.7)
Increase due to foreign currency	5.2

Period ended March 31, 2010	$389.3

Real Estate Development Segment

The revenue of $2.9 million for the real estate development segment represents the rental for the office building which was constructed by Foundry Park I. The building was completed in late 2009 and we began recognizing rental revenue in January 2010.

All Other

The “All other” category includes the operations of the TEL business (primarily sales of TEL in North America) and certain contract manufacturing that Ethyl provides to Afton and to third parties.

Segment Operating Profit

NewMarket evaluates the performance of the petroleum additives business and the real estate development business based on segment operating profit. NewMarket Services Corporation (NewMarket Services) departments and other expenses are charged to NewMarket and each subsidiary pursuant to service agreements between the companies. Depreciation on segment property, plant, and equipment, as well as amortization of segment intangible assets is included in segment operating profit.

The table below reports segment operating profit for the three months ended March 31, 2010 and March 31, 2009.

Segment Operating Profit

(in millions)

	Three Months Ended March 31
	2010	2009
Petroleum additives	$70.4	$50.1

Real estate development	$1.8	$(0.2)

All other	$0.9	$(0.5)

Petroleum Additives Segment

The petroleum additives operating profit increased $20.3 million when comparing three months 2010 to three months 2009. The operating profit margin was 18.1% for the 2010 period and 15.0% for the 2009 period. The three months 2010 results are significantly higher across the lubricant additives product lines, but lower in the fuel additives product lines.

The most significant factor when comparing operating profit and the operating profit margins between three months 2010 and three months 2009 was increased product shipments, which is discussed in the Revenue section above. Lower selling prices, resulting from selling price reductions during the latter part of 2009, partially offset the significantly higher product shipments. Despite the lower selling prices, beginning in late 2009, we are experiencing higher raw material costs and tightening in the availability of certain raw materials. Foreign currency had a minimal unfavorable impact on operating profit between 2010 and 2009 of approximately $1 million. Finally, our selling, general, and administrative expenses (SG&A), as well as research, development, and testing expenses (R&D), were approximately $6.7 million higher for three months 2010 as compared to three months 2009.

SG&A increased approximately $4.4 million or 21% for three months 2010 compared to three months 2009 and was primarily the result of higher personnel-related costs and professional fees. R&D increased approximately $2.3 million or 12% when compared to the same 2009 period. The increase in R&D was across the lubricant additives product lines, which was partially offset by a small reduction in the fuel additives product lines. The increase in combined SG&A and R&D included an approximate $2.0 million unfavorable foreign currency impact. We continue to invest in SG&A and R&D to support our customers’ programs and to develop the technology required to remain a leader in this industry.

Real Estate Development Segment

Operating profit for the real estate development segment was $1.8 million for three months 2010, compared to an operating loss of $200 thousand for three months 2009. During 2009, the office building was under construction resulting in no rental revenue and limited non-capital expenses.

The following discussion references the Consolidated Financial Statements beginning on page 3 of this Quarterly Report on Form 10-Q.

Interest and Financing Expenses

Interest and financing expenses were $3.9 million for three months 2010 and $2.9 million for three months 2009. The increase in interest and financing expenses between 2010 and 2009 was primarily related to the mortgage loan on the Foundry Park I office building. Prior to obtaining the mortgage loan in January 2010, the interest and financing expenses for the construction phase of the office building were capitalized.

Other Expense, Net

Other expense, net for three months 2010 was $2.3 million, while three months 2009 was $80 thousand. The 2010 amount is primarily a loss on a derivative instrument representing an interest rate swap recorded at fair value, which we entered into on June 25, 2009. See Note 10 for additional information on the interest rate swap.

Income Tax Expense

Income tax expense was $20.4 million for three months 2010 and $14.3 million for three months 2009. The effective tax rate was 32.6% for three months 2010 and 33.3% for three months 2009. The increase in income before income tax expense resulted in an increase of $6.5 million in income taxes, while the lower effective tax rate in 2010 as compared to 2009 resulted in a decrease of approximately $400 thousand in income taxes when comparing the three months 2010 and 2009 periods.

Cash Flows, Financial Condition, and Liquidity

Cash and cash equivalents at March 31, 2010 were $88.0 million, which was a decrease of $63.9 million since December 31, 2009 and included a $1.6 million unfavorable impact from foreign currency translation.

We expect that cash from operations, together with borrowing available under our revolving credit facility, will continue to be sufficient to cover our operating expenses for the foreseeable future.

Cash Flows – Operating Activities

Cash flows provided from operating activities for the three months 2010 were $42.8 million and included a decrease of $10.9 million from working capital, including higher income taxes payable, partially offset by higher inventories and lower accrued expenses. The increase in income taxes payable is due to higher earnings levels, as well as the timing of estimated income tax payments when comparing December 31, 2009 and March 31, 2010. The increase in inventories reflects increased costs, as well as increased quantities at certain locations to respond to demand for our products. The decrease in accrued expenses reflects payments related to personnel costs, customer rebates, and retainage on the Foundry Park I office building.

Including cash and the current portion of long-term debt, we had working capital of $373.8 million at March 31, 2010 and $405.1 million at December 31, 2009. The current ratio was 3.19 to 1 at March 31, 2010 and 3.05 to 1 at December 31, 2009. In addition to the working capital factors discussed above, the change in the current portion of long-term debt had a significant effect on working capital levels due to the refinancing of the construction loan in January 2010, resulting in a decrease in the amount of long-term debt being due within one year.

Cash Flows – Investing Activities

Cash used in investing activities was $53.1 million during three months 2010 and included $43.7 million related to the acquisition of Polartech, as well as $6.7 million for capital expenditures and a net deposit of $2.6 million related to the Goldman Sachs interest rate swap. Further information on the interest rate swap is discussed below and in Note 10. We estimate our total capital spending during 2010 will be approximately $40 million. We expect to continue to finance capital spending through cash on hand and cash provided from operations, together with borrowing available under our revolving credit facility.

Cash Flows – Financing Activities

Cash used in financing activities during three months 2010 amounted to $52.0 million, including the repayment of $99.1 million for the Foundry Park I construction loan and borrowing of $68.4 million for the Foundry Park I mortgage loan. In addition, the use of cash included the repurchase of common stock of $14.3 million and funding of dividends of $5.6 million, as well as debt issuance costs of $1.5 million.

We had total long-term debt, including the current portion, of $219.0 million at March 31, 2010, representing a decrease of approximately $31.1 million in our total debt since December 31, 2009. The decrease resulted from the payment of the outstanding balance of $99.1 million under the construction loan agreement with proceeds of $68.4 million from the Foundry Park I mortgage loan agreement and cash on hand. We made principal payments of approximately $200 thousand on the mortgage loan, as well as $200 thousand on capital leases.

In addition to the Foundry Park I mortgage loan which is discussed below, at March 31, 2010, we had outstanding senior notes in the aggregate principal amount of $150 million that bear interest at a fixed rate of 7.125% and are due in 2016.

At March 31, 2010, we also had a $150 million revolving credit facility for working capital and other general corporate purposes for NewMarket and our subsidiaries, inclusive of a $75 million sub-facility for letters of credit. Borrowings bear interest at variable rates. The facility matures on December 21, 2011. At March 31, 2010, we had no outstanding borrowings under the revolving credit facility. We had outstanding letters of credit of $13.1 million at March 31, 2010, resulting in the unused portion of the revolver amounting to $136.9 million.

Both the senior notes and the revolving credit facility contain covenants, representations, and events of default that management considers typical of credit agreements of this nature. We were in compliance with all covenants under both the senior notes and the revolving credit facility as of both March 31, 2010 and December 31, 2009.

The more restrictive and significant of the covenants under the senior notes include a minimum fixed charge ratio of 2.00, as well as a limitation on restricted payments, as defined in the agreement. Our fixed charge coverage ratio was 22.69 at March 31, 2010 and 22.62 at December 31, 2009 under the senior notes. In addition, we would have been permitted to make additional restricted payments in the amount of approximately $85 million at March 31, 2010 and $84 million at December 31, 2009 under the senior notes.

The more restrictive and significant financial covenants under the revolving credit facility include:

•	Minimum consolidated net worth as defined in Section 6.3 of the Second Amended and Restated Credit Agreement;

•	A minimum fixed charge coverage ratio of 1.15; and

•	A maximum leverage ratio of 3.50.

Our consolidated net worth, as defined, exceeded the minimum requirement under the senior credit facility by approximately $104 million at March 31, 2010 and approximately $102 million at December 31, 2009. Also at March 31, 2010, the fixed charge coverage ratio was 5.93 and the leverage ratio was 0.78, while at December 31, 2009 the fixed charge coverage ratio was 5.43 and the leverage ratio was 0.91.

As a percentage of total capitalization (total debt and shareholders’ equity), our total debt percentage decreased from 35.3% at the end of 2009 to 31.6% at March 31, 2010. The change in the percentage was primarily the result of the decrease in debt, as well as an increase in shareholders’ equity. The increase in shareholders’ equity reflects our earnings, partially offset by the impact of dividend payments and the repurchase of our common stock. Normally, we repay any outstanding long-term debt with cash from operations or refinancing activities.

Foundry Park I Mortgage Loan Agreement and Interest Rate Swap

On January 28, 2010 Foundry Park I entered into a mortgage loan agreement in the amount of $68.4 million. The loan, which is collateralized by the Foundry Park I office building, is for a period of five years, with two thirteen-month extension options. NewMarket Corporation is fully guaranteeing the loan. The mortgage loan bears interest at a variable rate of LIBOR plus a margin of 400 basis points, with a minimum LIBOR of 200 basis points. Concurrently with the closing of the mortgage loan, Foundry Park I obtained an interest rate swap to effectively convert the variable interest rate of the loan to a fixed interest rate by setting LIBOR at 2.642 for five years. The interest rate swap is discussed in Note 10. Principal payments on the loan are being made monthly based on a 15-year amortization schedule, with all remaining amounts due in five years, unless we exercise the extension options.

Interest Rate Lock Agreement and Goldman Sachs Interest Rate Swap

We financed the construction loan for the Foundry Park I project to construct an office building for MeadWestvaco through a group of banks. Prior to commencing construction, we took actions to identify the possible permanent lending source after construction. To that end, Foundry Park I entered into an Application with Principal dated February 26, 2007 which outlined the terms and conditions under which Principal would provide permanent, fixed-rate financing in the maximum amount of $116,000,000 amortized over 25 years with all amounts due 13.5 years after the date of the loan. The Application was not a loan commitment due to the then lengthy time period of thirty-four months until the completion of the building. In order to obtain a fixed-rate loan, we entered into a rate lock agreement with Principal dated February 26, 2007. Principal simultaneously entered into a hedge with a third party based mainly on the forward rates of ten-year Treasuries. We were not a party to that hedging agreement. Under the rate lock agreement, we agreed to post a deposit with Principal and to increase the amount of that deposit if the exposure to Principal on their hedge increased.

In June 2009, Principal and Foundry Park I determined that the loan terms set forth in the Application could not be syndicated based on then current market conditions. As a result, Principal and Foundry Park I terminated the loan application and related rate lock agreement and mutually released each other from their respective rights and obligations under those arrangements. See Note 10 for additional information on the termination of the rate lock agreement and subsequent entry into an interest rate swap with Goldman Sachs related to the Foundry Park I project. All amounts which we had deposited with Principal under the rate lock agreement have effectively been returned to us at the termination of the rate lock agreement as Principal transferred the deposited funds to Goldman Sachs as collateral for the interest rate swap related to the Foundry Park I project.

Other Matters

In March 2010, the Patient Protection and Affordable Care Act was signed into law, as was a related reconciliation bill. Included in the provisions of the laws are changes to the taxation related to the federal subsidy available to companies that provide retiree healthcare benefit plans that include a benefit that is at least actuarially equivalent to the benefits of Medicare Part D. Our retiree medical plan does include a drug subsidy benefit that is actuarially equivalent to Medicare Part D. However, we are not impacted by the changes in the taxation of the federal subsidy, as we assigned the subsidy to our insurance provider several years ago in consideration of premium determination. At the time we assigned the benefit to our insurance provider, we adjusted our deferred taxes accordingly. We are currently evaluating the provisions of the law and its impact on our company, but have made no adjustments to our financial statements as a result of the law.

Critical Accounting Policies

This report, as well as the 2009 Annual Report, includes a discussion of our accounting principles, as well as methods and estimates used in the preparation of our financial statements. We believe these discussions and financial statements fairly represent the financial position and operating results of our company in all material respects. The purpose of this portion of our discussion is to further emphasize some of the more critical areas where a significant change in facts and circumstances in our operating and financial environment might cause a change in reported financial results.

Intangibles, Net of Amortization and Goodwill

We have certain identifiable intangibles, as well as goodwill, amounting to $42.9 million at March 31, 2010. These intangibles relate to our petroleum additives business and, except for the goodwill, are being amortized over periods with up to approximately nineteen years of remaining life. We continue to assess the market related to these intangibles, as well as their specific values, and have concluded the values and amortization periods are appropriate. We also evaluate these intangibles for any potential impairment when significant events or circumstances occur that might impair the value of these assets. These evaluations continue to support the value at which these identifiable intangibles are carried on our financial statements. However, if conditions were to substantially deteriorate in this market, it could possibly cause a reduction in the periods of the amortization charge or result in a noncash write-off of a portion of the intangibles’ carrying value. A reduction in the amortization period would have no effect on cash flows. We do not anticipate such a change in the market conditions.

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

Pension Plans and Other Postretirement Benefits

We use assumptions to record the impact of the pension and postretirement plans in the financial statements. These assumptions include the discount rate, expected long-term rate of return on plan assets, rate of compensation increase, and health care cost trend rate. A change in any one of these assumptions could result in different results for the plans. We develop these assumptions after considering available information that we deem relevant. Information is provided on the pension and postretirement plans in Note 20 of the 2009 Annual Report. In addition, further disclosure on the effect of changes in these assumptions is provided in the “Financial Position and Liquidity” section of Part II, Item 7 of the 2009 Annual Report.

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

Recently Issued Accounting Pronouncements

For a full discussion of the more significant pronouncements which may impact our financial statements, see Note 13.

Outlook

We are very pleased with the performance of our businesses during the first quarter. We began the year with solid results built upon a diverse product offering, customer base, and geographical presence. Our margins are good, and, while we are experiencing higher raw material cost, we have demonstrated our ability in recent years to adjust our prices to compensate for increases in raw material costs. We believe the overall demand for petroleum additive products is rebounding as the worldwide economic turmoil appears to be abating. Our technology is strong, and we are well-positioned to help our customers transition to GF-5, the new passenger car motor oil specification that is being introduced in North America later this year. Our project to expand our supply chain capabilities in the Far East is on schedule, and we should begin shipping from that location later this year. We expect to continue to perform well for the remainder of the year, subject to the normal fluctuations associated with this business.

While we will be integrating Polartech into our business this year, we continue to have acquisitions as the highest priority for the use of our cash and borrowing capacity. Our primary focus for acquisitions remains in the petroleum additives industry, as we believe this will have the highest probability for success. Within petroleum additives, industrial lubricant additives and fuel additives are our main focus. We will also continue to evaluate alternative uses of our cash to enhance shareholder value, including stock repurchases and dividends.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Other than obtaining a mortgage loan and the entry into a related interest rate swap, there have been no significant changes in our market risk from the information provided in the 2009 Annual Report.

On January 28, 2010, Foundry Park I entered into a mortgage loan agreement in the amount of $68.4 million, which bears interest at a variable rate of LIBOR plus a margin of 400 basis points. Concurrently with the closing of the mortgage loan, Foundry Park I obtained an interest rate swap to effectively convert the variable interest rate of the loan to a fixed interest rate by setting LIBOR at 2.642 for five years. Accordingly, in combination, there is no interest rate risk associated with the mortgage loan and related interest rate swap, other than the change in the value of the interest rate swap due to changes in the yield curve. Any change in fair value is recognized immediately in accumulated other comprehensive income, to the degree of effectiveness of the swap. With other variables held constant, a hypothetical 50 basis point adverse parallel shift in the LIBOR yield curve would have resulted in an increase of approximately $1 million in the fair value liability of the mortgage loan interest rate swap at March 31, 2010.

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

There has been no change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings

We are involved in legal proceedings that are incidental to our business and include administrative or judicial actions seeking remediation under environmental laws, such as Superfund. Some of these legal proceedings relate to environmental matters and involve governmental authorities. For further information, see “Environmental” in Part I, Item 1 of our 2009 Annual Report.

While it is not possible to predict or determine with certainty the outcome of any legal proceeding, we believe the outcome of any of these proceedings, or all of them combined, will not result in a material adverse effect on our consolidated financial condition or results of operations.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On July 31, 2008, our Board of Directors approved a share repurchase program that authorized management to repurchase up to $100 million of NewMarket Corporation’s outstanding common stock until December 31, 2010, as market conditions warrant and covenants under our existing agreements permit. We may conduct the share repurchases in the open market and in privately negotiated transactions. The repurchase program does not require NewMarket to acquire any specific number of shares and may be terminated or suspended at any time. Approximately $65.7 million remains available under the authorization at March 31, 2010. The following table outlines the purchases during the first quarter 2010 under this authorization.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31	0	n/a	n/a	$80,000,069
February 1 to February 28	168,250	$84.69	168,250	$65,750,864
March 1 to March 31	299	$88.03	299	$65,724,543
Total	168,549	$84.70	168,549	$65,724,543

ITEM 6.	Exhibits

Exhibit 3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form 10-K (File No. 1-32190) filed March 14, 2005)

Exhibit 3.2	NewMarket Corporation Bylaws Amended and Restated effective April 23, 2009 (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 1-32190) filed February 23, 2009)

Exhibit 4.1	Second Supplemental Indenture, dated as of March 19, 2010, among NewMarket Corporation, Polartech Additives, Inc., and Wells Fargo Bank, N.A., as trustee

Exhibit 10.1	Loan Agreement, dated as of January 28, 2010, among the Foundry Park I, LLC, as Borrower, PB (USA) Realty Corporation, as Lender, and PB Capital Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32190) filed February 4, 2010)

Exhibit 10.2	Note, dated January 28, 2010, among the Foundry Park I, LLC, as Borrower, PB (USA) Realty Corporation, as Lender, and PB Capital Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 1-32190) filed February 4, 2010)

Exhibit 10.3	Deed of Trust, Assignment of Leases and Rents and Security Agreements, dated January 28, 2010, among the Foundry Park I, LLC, as Borrower, PB (USA) Realty Corporation, as Lender, and PB Capital Corporation as Administrative Agent (incorporated by reference to Exhibit 10.3 to Form 8-K (File No. 1-32190) filed February 4, 2010)

Exhibit 10.4	Assignment of Leases and Rents, dated January 28, 2010, between Foundry Park I, LLC and PB Capital Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.4 to Form 8-K (File No. 1-32190) filed February 4, 2010)

Exhibit 10.5	Guaranty of Payment – Deed of Trust Loan, dated January 28, 2010, among the Foundry Park I, LLC, as Borrower, PB (USA) Realty Corporation, as Lender, and PB Capital Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.5 to Form 8-K (File No. 1-32190) filed February 4, 2010)

Exhibit 10.6	Indemnity Agreement, dated January 29, 2010, between PB Capital Corporation and Foundry Park I, LLC (incorporated by reference to Exhibit 10.6 to Form 8-K (File No. 1-32190) filed February 4, 2010)

Exhibit 10.7	International Swaps and Derivatives Association, Inc. 2002 Master Agreement dated as of January 29, 2010, between PB Capital Corporation and Foundry Park I, LLC (incorporated by reference to Exhibit 10.7 to Form 8-K (File No. 1-32190) filed February 4, 2010)

Exhibit 10.8	International Swaps and Derivatives Association, Inc. Schedule to the 2002 Master Agreement dated as of January 29, 2010, between PB Capital Corporation and Foundry Park I, LLC (incorporated by reference to Exhibit 10.8 to Form 8-K (File No. 1-32190) filed February 4, 2010)

Exhibit 10.9	Swap Transaction Confirmation dated January 29, 2010 (incorporated by reference to Exhibit 10.9 to Form 8-K (File No. 1-32190) filed February 4, 2010)

Exhibit 31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald

Exhibit 31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by David A. Fiorenza

Exhibit 32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald

Exhibit 32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David A. Fiorenza

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMARKET CORPORATION (Registrant)

Date: April 28, 2010	By:	/s/ D. A. FIORENZA
David A. Fiorenza Vice President and Treasurer (Principal Financial Officer)

Date: April 28, 2010	By:	/s/ WAYNE C. DRINKWATER
Wayne C. Drinkwater Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 4.1	Second Supplemental Indenture, dated as of March 19, 2010, among NewMarket Corporation, Polartech Additives, Inc., and Wells Fargo Bank, N.A., as trustee

Exhibit 31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald

Exhibit 31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by David A. Fiorenza

Exhibit 32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald

Exhibit 32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David A. Fiorenza