Form 10-Q
period 2010-06-30
NEWMARKET CORP
filed 2010-08-04
CIK 1282637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Number of shares of common stock, without par value, outstanding as of July 31, 2010: 14,390,025.

NEWMARKET CORPORATION

I N D E X

NEWMARKET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per-share amounts)

(Unaudited)

	Second Quarter Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Revenue:
Net sales - product	$466,986	$370,921	$859,251	$708,049
Rental revenue	2,855	0	5,716	0

	469,841	370,921	864,967	708,049

Costs:
Cost of goods sold - product	336,574	259,508	610,202	505,562
Cost of rental	1,066	0	2,156	0

	337,640	259,508	612,358	505,562

Gross profit	132,201	111,413	252,609	202,487
Selling, general, and administrative expenses	36,193	29,256	66,767	55,523
Research, development, and testing expenses	22,064	21,092	43,147	39,846

Operating profit	73,944	61,065	142,695	107,118
Interest and financing expenses	4,314	2,859	8,263	5,795
Other expense, net	9,210	11,850	11,521	11,930

Income before income tax expense	60,420	46,356	122,911	89,393
Income tax expense	20,564	15,698	40,917	30,047

Net income	$39,856	$30,658	$81,994	$59,346

Basic earnings per share	$2.69	$2.02	$5.48	$3.90

Diluted earnings per share	$2.69	$2.01	$5.47	$3.89

Shares used to compute basic earnings per share	14,796	15,204	14,957	15,204

Shares used to compute diluted earnings per share	14,828	15,242	14,991	15,242

Cash dividends declared per common share	$0.375	$0.25	$0.75	$0.45

See accompanying notes to the consolidated financial statements.

NEWMARKET CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	June 30 2010	December 31 2009
ASSETS
Current assets:
Cash and cash equivalents	$46,606	$151,831
Short-term investments	300	300
Trade and other accounts receivable, less allowance for doubtful accounts ($968 in 2010 and $1,195 in 2009)	251,103	214,887
Inventories:
Finished goods	180,622	158,457
Raw materials	34,109	27,269
Stores, supplies and other	6,703	7,177

	221,434	192,903

Deferred income taxes	5,939	4,118
Prepaid expenses and other current assets	24,924	39,100

Total current assets	550,306	603,139

Property, plant and equipment, at cost	961,803	934,382
Less accumulated depreciation and amortization	632,393	631,967

Net property, plant and equipment	329,410	302,415

Prepaid pension cost	4,085	2,430
Deferred income taxes	35,955	34,670
Other assets and deferred charges	49,566	37,475
Intangibles, net of amortization, and goodwill	50,880	45,063

Total assets	$1,020,202	$1,025,192

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$108,370	$88,186
Accrued expenses	60,748	63,775
Dividends payable	4,692	4,992
Book overdraft	3,795	2,230
Long-term debt, current portion	3,199	33,881
Income taxes payable	10,274	4,988

Total current liabilities	191,078	198,052

Long-term debt	232,935	216,200
Other noncurrent liabilities	158,181	152,755
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock (without par value) and paid-in capital; authorized shares - 80,000,000; Outstanding shares - 14,388,651 in 2010 and 15,209,989 in 2009	0	275
Accumulated other comprehensive loss	(86,719)	(74,784)
Retained earnings	524,727	532,694

	438,008	458,185

Total liabilities and shareholders’ equity	$1,020,202	$1,025,192

See accompanying notes to the consolidated financial statements.

NewMarket Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(in thousands, except share amounts)

(unaudited)

	Common Stock and Paid in Capital		Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2008	15,199,207	$115	$(95,750)	$386,758	$291,123
Comprehensive income:
Net income				162,283	162,283
Changes in (net of tax):
Foreign currency translation adjustments			17,816		17,816
Pension plans and other postretirement benefit adjustments:
Prior service cost			200		200
Unrecognized gain			3,304		3,304
Transition obligation			9		9
Derivative net loss			(363)		(363)

Total comprehensive income					183,249

Cash dividends ($1.075 per share)				(16,347)	(16,347)
Stock options exercised	9,000	40			40
Issuance of stock	1,782	120			120

Balance at December 31, 2009	15,209,989	275	(74,784)	532,694	458,185
Comprehensive income:
Net income				81,994	81,994
Changes in (net of tax):
Foreign currency translation adjustments			(11,905)		(11,905)
Pension plans and other postretirement benefit adjustments:
Prior service cost			74		74
Unrecognized gain			1,423		1,423
Transition obligation			5		5
Derivative net loss			(1,532)		(1,532)

Total comprehensive income					70,059

Cash dividends ($0.75 per share)				(11,037)	(11,037)
Stock options exercised	5,000	21			21
Common stock repurchase	(826,338)	(296)		(78,924)	(79,220)

Balance at June 30, 2010	14,388,651	$0	$(86,719)	$524,727	$438,008

See accompanying Notes to Consolidated Financial Statements.

NEWMARKET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30
	2010	2009
Cash and cash equivalents at beginning of year	$151,831	$21,761

Cash flows from operating activities:
Net income	81,994	59,346
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and other amortization	17,718	15,568
Amortization of deferred financing costs	741	580
Noncash environmental remediation and dismantling	2,162	3,988
Noncash pension benefits expense	6,696	6,756
Noncash postretirement benefits expense	1,538	1,411
Noncash foreign exchange loss	2,003	4,235
Deferred income taxes	(4,177)	(10,624)
Loss on derivative instruments - net	12,062	11,955
Working capital changes	(38,863)	76,887
Cash pension benefits contributions	(9,242)	(11,021)
Cash postretirement benefits contributions	(860)	(576)
Other, net	1,391	(3,776)

Cash provided from operating activities	73,163	154,729

Cash flows from investing activities:
Capital expenditures	(15,990)	(15,138)
Foundry Park I capital expenditures	(2,046)	(23,822)
Acquisition of business (net of cash acquired of $1.8 million)	(41,970)	0
Deposits for interest rate lock agreement	0	(5,000)
Return of deposits for interest rate lock agreement	0	15,500
Return of deposits for interest rate swap	7,420	0
Deposits for interest rate swap	(18,890)	(15,850)

Cash used in investing activities	(71,476)	(44,310)

Cash flows from financing activities:
Repayment of Foundry Park I construction loan	(99,102)	0
Borrowing under Foundry Park I mortgage loan	68,400	0
Repayment of Foundry Park I mortgage loan	(834)	0
Draws on Foundry Park I construction loan	0	24,133
Net borrowings (repayments) under revolving credit agreement	18,000	(41,900)
Repurchases of common stock	(79,220)	0
Dividends	(11,037)	(6,842)
Change in book overdraft	1,565	1,411
Payment for financed intangible asset	(500)	(500)
Debt issuance costs	(1,524)	(412)
Proceeds from exercise of stock options	21	22
Payments on capital leases	(411)	(386)

Cash used in financing activities	(104,642)	(24,474)

Effect of foreign exchange on cash and cash equivalents	(2,270)	4,342

(Decrease) increase in cash and cash equivalents	(105,225)	90,287

Cash and cash equivalents at end of period	$46,606	$112,048

See accompanying notes to consolidated financial statements.

NEWMARKET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Financial Statement Presentation

In the opinion of management, the accompanying consolidated financial statements of NewMarket Corporation and its subsidiaries contain all necessary adjustments for the fair statement of, in all material respects, our consolidated financial position and shareholders’ equity as of June 30, 2010 and December 31, 2009, as well as our consolidated results of operations for the second quarter and six months ended June 30, 2010 and June 30, 2009, and cash flows for the six months ended June 30, 2010 and June 30, 2009. All adjustments are of a normal, recurring nature, unless otherwise disclosed. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the NewMarket Corporation Annual Report on Form 10-K for the year ended December 31, 2009 (2009 Annual Report), as filed with the Securities and Exchange Commission (SEC). The results of operations for the six month period ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010. The December 31, 2009 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Unless the context otherwise requires, all references to “we,” “us,” “our,” the “Company” and “NewMarket” are to NewMarket Corporation and its consolidated subsidiaries.

Certain amounts in the accompanying financial statements have been reclassified to conform to the current presentation. There was no effect on net income.

At both June 30, 2010 and December 31, 2009, we had a book overdraft for some of our disbursement cash accounts. A book overdraft represents transactions that have not cleared the bank accounts at the end of the reporting period. There are no agreements with the same banks to offset the presented balance. We transfer cash on an as-needed basis to fund these items as they clear the bank in subsequent periods.

Cash dividends totaling 75 cents per share for the six months ended June 30, 2010 and 45 cents per share for the six months ended June 30, 2009 were declared and paid as shown in the table below.

Year	Date Declared	Date Paid	Per Share Amount
2010	February 18, 2010	April 1, 2010	37.5 cents
	April 22, 2010	July 1, 2010	37.5 cents
2009	February 19, 2009	April 1, 2009	20 cents
	April 23, 2009	July 1, 2009	25 cents

2.	Acquisition of Business

On March 5, 2010, Afton Chemical Corporation (Afton) completed the acquisition of 100% of the Polartech group of companies (Polartech) for $43.7 million in cash. Polartech is a global company specializing in the supply of metalworking additives. The acquisition agreement included all physical assets of the Polartech business including the headquarters, research and development, and manufacturing facilities in the United Kingdom, as well as manufacturing sites in India, China, and the United States.

At March 31, 2010, we were still finalizing the purchase price allocation and recognized assets of $45.6 million in “Other assets and deferred charges” and liabilities of $1.8 million in “Accrued expenses” on the Consolidated Balance Sheets. During the second quarter, we performed a valuation of the assets acquired to determine the purchase price allocation. The purchase price valuation resulted in the recognition of $6 million of identifiable intangibles, including formulas and technology, customer base, and trademarks/trade names. We also acquired property, plant, and equipment of $28.4 million, as well as working capital.

As part of the acquisition, we recorded $4.2 million of goodwill, which resulted from deferred taxes which were recognized related to the acquisition. All of the goodwill recognized is part of the petroleum additives segment, and none is deductible for tax purposes.

Pro forma consolidated results of operations for the six months ended June 30, 2010 and June 30, 2009 assuming the acquisition had occurred on January 1, 2010 or January 1, 2009, would not be materially different from the actual results reported for the six months ended June 30, 2010 and June 30, 2009.

3.	Asset Retirement Obligations

Our asset retirement obligations are related primarily to tetraethyl lead (TEL) operations. The following table illustrates the activity associated with our asset retirement obligations for the six months ended June 30, 2010 and June 30, 2009.

	2010	2009
	(in thousands)
Asset retirement obligations, January 1	$3,031	$3,009
Liabilities incurred	0	2,000
Accretion expense	72	98
Liabilities settled	0	(1,539)
Changes in expected cash flows and timing	(110)	(526)

Asset retirement obligations, June 30	$2,993	$3,042

4.	Segment Information

The tables below show our consolidated revenue, operating profit (including a reconciliation of segment operating profit to consolidated income before income taxes), and depreciation and amortization.

The “All other” category includes the operations of the TEL business (primarily sales of TEL in North America), as well as certain contract manufacturing Ethyl Corporation (Ethyl) provides to Afton and to third parties.

Consolidated Revenue by Segment

(in millions)

	Second Quarter Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Petroleum additives	$464.9	$368.2	$854.3	$703.0
Real estate development	2.9	0.0	5.7	0.0
All other	2.0	2.7	5.0	5.0

Consolidated revenue	$469.8	$370.9	$865.0	$708.0

Segment Operating Profit

(in millions)

	Second Quarter Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Petroleum additives	$76.6	$67.6	$147.0	$117.7
Real estate development	1.8	0.0	3.5	(0.2)
All other	1.0	(1.6)	2.0	(2.1)

Segment operating profit	79.4	66.0	152.5	115.4
Corporate, general, and administrative expenses	(4.7)	(5.3)	(8.9)	(8.8)
Interest and financing expenses	(4.3)	(2.9)	(8.3)	(5.8)
Loss on interest rate swap agreement (a)	(9.7)	(11.9)	(12.1)	(11.9)
Other (expense) income, net	(0.3)	0.5	(0.3)	0.5

Income before income taxes	$60.4	$46.4	$122.9	$89.4

(a)	The loss on the interest rate swap agreement represents the change, since the beginning of the reporting period, in the fair value of an interest rate swap which we entered into on June 25, 2009. We are not using hedge accounting to record the interest rate swap, and accordingly, any change in the fair value is immediately recognized in earnings.

Segment Depreciation and Amortization

(in millions)

	Second Quarter Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Petroleum additives	$7.6	$7.4	$15.1	$14.8
Real estate development	1.0	0.0	1.9	0.0
All other	0.7	0.7	1.5	1.3

Total depreciation and amortization	$9.3	$8.1	$18.5	$16.1

5.	Pension and Postretirement Benefit Plans

During the six months ended June 30, 2010, we made cash contributions of approximately $6.0 million for domestic pension plans and approximately $780 thousand for domestic postretirement benefit plans. We expect to make total cash contributions in 2010 of approximately $11.5 million for our domestic pension plans and approximately $1.6 million for our domestic postretirement benefit plans.

We made cash contributions of approximately $3.2 million for our foreign pension plans and approximately $80 thousand for a foreign postretirement benefit plan during the six months ended June 30, 2010. During 2010, we expect to make total cash contributions of approximately $7 million for our foreign pension plans and approximately $170 thousand for our foreign postretirement benefit plan.

The tables below present information on periodic benefit cost for our pension and postretirement benefit plans.

	Domestic
	Pension Benefits		Postretirement Benefits
	Second Quarter Ended June 30
	2010	2009	2010	2009
		(in thousands)
Service cost	$1,644	$1,399	$317	$277
Interest cost	2,117	1,955	848	875
Expected return on plan assets	(2,372)	(2,071)	(408)	(419)
Amortization of prior service cost	32	72	3	2
Amortization of net loss (gain)	829	628	(60)	(85)

Net periodic benefit cost	$2,250	$1,983	$700	$650

	Domestic
	Pension Benefits		Postretirement Benefits
	Six Months Ended June 30
	2010	2009	2010	2009
		(in thousands)
Service cost	$3,289	$2,797	$635	$554
Interest cost	4,235	3,910	1,696	1,750
Expected return on plan assets	(4,746)	(4,143)	(815)	(838)
Amortization of prior service cost	63	145	5	5
Amortization of net loss (gain)	1,659	1,255	(121)	(171)

Net periodic benefit cost	$4,500	$3,964	$1,400	$1,300

	Foreign
	Pension Benefits		Postretirement Benefits
	Second Quarter Ended June 30
	2010	2009	2010	2009
		(in thousands)
Service cost	$744	$623	$7	$3
Interest cost	1,316	1,223	37	34
Expected return on plan assets	(1,313)	(942)	0	0
Amortization of prior service cost	22	17	0	0
Amortization of transition (asset) obligation	(10)	(8)	12	11
Amortization of net loss	308	398	14	8

Net periodic benefit cost	$1,067	$1,311	$70	$56

	Foreign
	Pension Benefits		Postretirement Benefits
	Six Months Ended June 30
	2010	2009	2010	2009
		(in thousands)
Service cost	$1,526	$1,231	$13	$6
Interest cost	2,703	2,411	73	67
Expected return on plan assets	(2,690)	(1,856)	0	0
Amortization of prior service cost	43	34	0	0
Amortization of transition (asset) obligation	(19)	(16)	25	22
Amortization of net loss	633	790	27	16
Settlement loss	0	198	0	0

Net periodic benefit cost	$2,196	$2,792	$138	$111

In March 2010, the Patient Protection and Affordable Care Act was signed into law, as was a related reconciliation bill. Included in the provisions of the laws are changes to the taxation related to the federal subsidy available to companies that provide retiree healthcare benefit plans that include a benefit that is at least actuarially equivalent to the benefits of Medicare Part D. Our retiree medical plan does include a drug subsidy benefit that is actuarially equivalent to Medicare Part D. However, we are not impacted by the changes in the taxation of the federal subsidy, as we assigned the subsidy to our insurance provider several years ago in consideration of premium determination. At the time we assigned the benefit to our insurance provider, we adjusted our deferred taxes accordingly. We are currently evaluating all of the provisions of the law and its impact on our company but have made no adjustments to our financial statements as a result of the legislation.

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

	Second Quarter Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
	(in thousands, except per-share amounts)
Basic earnings per share
Numerator:
Net income	$39,856	$30,658	$81,994	$59,346

Denominator:
Weighted-average number of shares of common stock outstanding	14,796	15,204	14,957	15,204

Basic earnings per share	$2.69	$2.02	$5.48	$3.90

Diluted earnings per share
Numerator:
Net income	$39,856	$30,658	$81,994	$59,346

Denominator:
Weighted-average number of shares of common stock outstanding	14,796	15,204	14,957	15,204
Shares issuable upon exercise of stock options	32	38	34	38

Total shares	14,828	15,242	14,991	15,242

Diluted earnings per share	$2.69	$2.01	$5.47	$3.89

7.	Intangibles, net of amortization, and goodwill

The following table provides certain information related to our intangible assets. All of the intangibles relate to the petroleum additives segment.

	Identifiable Intangibles
	June 30, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(in thousands)
Amortizing intangible assets
Formulas and technology	$91,487	$61,317	$88,687	$58,700
Contracts	16,380	8,367	16,380	6,939
Customer base	7,040	998	5,440	666
Trademarks and trade name	1,600	36	0	0
Goodwill	5,091	0	861	0

	$121,598	$70,718	$111,368	$66,305

The increase in intangibles and goodwill since December 31, 2009 was the result of the purchase of Polartech.

Amortization expense was (in millions):

• Second quarter ended June 30, 2010	$2.2
• Six months ended June 30, 2010	$4.4
• Second quarter ended June 30, 2009	$2.2
• Six months ended June 30, 2009	$4.6

Currently, estimated annual amortization expense related to our intangible assets for the next five years is expected to be (in millions):

• 2010	$8.9
• 2011	$8.2
• 2012	$7.6
• 2013	$6.8
• 2014	$6.4

Generally, we amortize the cost of the customer base intangible by an accelerated method and the cost of the remaining intangible assets by the straight-line method over their estimated economic lives. We generally amortize contracts over 1.5 to 6 years and the customer base, as well as formulas and technology over 5 to 20 years. Trademarks and the trade name are amortized over 10 years.

8.	Long-term Debt

Long-term debt consisted of:

	June 30 2010	December 31 2009
	(in thousands)
Senior notes - 7.125% due 2016	$150,000	$150,000
Foundry Park I mortgage loan - due 2015	67,566	0
Revolving credit facility	18,000	0
Foundry Park I construction loan - due 2010	0	99,102
Capital lease obligations	568	979

	236,134	250,081
Current maturities of long-term debt	(3,199)	(33,881)

	$232,935	$216,200

We had outstanding borrowings under our revolving credit facility of $18.0 million at June 30, 2010. We had no outstanding borrowings on the revolving senior credit facility at December 31, 2009. We had outstanding letters of credit of $10.3 million at June 30, 2010, resulting in the unused portion of the revolving senior credit facility amounting to $121.7 million.

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

We were in compliance with all covenants under our debt agreements at June 30, 2010 and December 31, 2009.

9.	Contractual Commitments and Contingencies

There have been no significant changes in our contractual commitments and contingencies from those reported in our 2009 Annual Report on Form 10-K in Note 19. The information below provides information on certain contractual commitments and contingencies.

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

At a former TEL plant site located in Louisiana, we have completed significant environmental remediation, although we will be monitoring and treating the site for an extended period. The accrual for this site was $7.1 million at June 30, 2010 and $7.5 million at December 31, 2009. We based these amounts on the best estimate of future costs discounted at approximately 3% in both 2010 and 2009. An inflation factor is included in the estimate. The undiscounted liability was $9.1 million at June 30, 2010 and $9.7 million at December 31, 2009. The expected payments over the next five years amount to approximately $800 thousand in each of 2010 and 2011, $700 thousand in 2012, $500 thousand in 2013, and $600 thousand in 2014. Expected payments thereafter amount to approximately $6.2 million.

At a plant site in Houston, Texas, we have accruals of $7.9 million at both June 30, 2010 and December 31, 2009 for environmental remediation, dismantling, and decontamination. Included in these amounts are $7.6 million at both June 30, 2010 and December 31, 2009 for remediation. Of the total remediation, $7.2 million at both June 30, 2010 and December 31, 2009 relates to remediation of groundwater and soil. The accruals for this site are discounted at approximately 3% at both June 30, 2010 and December 31, 2009. The accruals include an inflation factor. The undiscounted accrual for this site was $11.5 million at June 30, 2010 and $11.2 million at December 31, 2009. The expected payments over the next five years are approximately $400 thousand in 2010, $500 thousand in each of 2011and 2012, $700 thousand in 2013, and $1.7 million in 2014. Expected payments thereafter amount to approximately $7.9 million.

At a Superfund site in Louisiana, we have an accrual of $2.1 million at June 30, 2010 and $2.6 million at December 31, 2009 for environmental remediation. The accrual for this site was discounted at approximately 3% at both June 30, 2010 and December 31, 2009 and included an inflation factor. The undiscounted accrual for this site was $2.7 million at June 30, 2010 and $3.2 million at December 31, 2009. The expected payments over the next five years amount to approximately $400 thousand in each of 2010 and 2011, and $200 thousand each for years 2012 through 2014. Expected payments thereafter amount to approximately $1.8 million.

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

Our total accruals for environmental remediation were approximately $23.2 million at June 30, 2010 and $22.0 million at December 31, 2009. In addition to the accruals for environmental remediation, we also have accruals for dismantling and decommissioning costs of $500 thousand at both June 30, 2010 and December 31, 2009.

Letters of Credit and Guarantees

We have outstanding guarantees with several financial institutions in the amount of $49.6 million at June 30, 2010. The guarantees are secured by letters of credit, as well as cash collateral. A portion of these guarantees is unsecured. The outstanding letters of credit amounted to $10.3 million at June 30, 2010, all of which were issued under the letter of credit sub-facility of our revolving credit facility. The letters of credit primarily relate to insurance guarantees and performance guarantees. We renew letters of credit as necessary. The remaining amounts represent additional performance, lease, custom and excise tax guarantees, as well as a cash deposit of $26.8 million related to the Goldman Sachs Bank USA (Goldman Sachs) interest rate swap. The cash deposit is recorded in “Other assets and deferred charges” on the Consolidated Balance Sheet. Expiration dates of the letters of credit and certain guarantees range from the second half of 2010 to 2011. Some of the guarantees have no expiration date.

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

Cash Flow Hedge of Interest Rate Risk

In January 2010, we entered into an interest rate swap to manage our exposure to interest rate movements on the Foundry Park I mortgage loan and to reduce variability in interest expense. Further information on the mortgage loan is in Note 8. We also had an interest rate swap to manage our exposure to interest rate movements on the Foundry Park I construction loan and add stability to capitalized interest expense. The Foundry Park I construction loan interest rate swap matured on January 1, 2010. Further information on the construction loan is in our 2009 Annual Report in Note 13. Both interest rate swaps are designated and qualify as a cash flow hedge. As such, the effective portion of changes in the fair value of the swaps is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Any ineffective portion of changes in the fair value of the swap is recognized immediately in earnings. We assess the effectiveness of the mortgage loan interest rate swap quarterly, just as we assessed the effectiveness of the construction loan interest rate swap quarterly, by comparing the changes in the fair value of the derivative hedging instrument with the change in present value of the expected future cash flows of the hedged transaction.

Both interest rate swaps involve the receipt of variable-rate amounts based on LIBOR in exchange for fixed-rate payments over the life of the agreement without exchange of the underlying notional amount. The fixed-rate payments are at a rate of 2.642% for the mortgage loan interest rate swap, while the fixed-rate payments on the construction loan interest rate swap were at a rate of 4.975%. The notional amount of the mortgage loan interest rate swap was $68.4 million at origination and approximately $67.6 million at June 30, 2010. The notional amount of the mortgage loan swap amortizes to approximately $53.7 million over the term of the swap. The amortizing notional amount is necessary to maintain the swap notional at an amount that matches the declining mortgage loan principal balance over the loan term. The mortgage loan interest swap matures on January 25, 2015. The notional amount of the construction loan interest rate swap was approximately $94.0 million at December 31, 2009, just prior to its January 1, 2010 maturity. The accreting notional amount was necessary to maintain the construction loan interest rate swap notional at an amount that represented approximately 85% of the projected construction loan principal balance over the loan term.

The unrealized loss, net of tax, related to the fair value of the mortgage loan interest rate swap is recorded in accumulated other comprehensive loss in shareholders’ equity on the Consolidated Balance Sheets, amounted to approximately $1.6 million at June 30, 2010. The unrealized loss, net of tax, related to the fair value of the construction loan interest rate swap and recorded in accumulated other comprehensive loss amounted to approximately $37 thousand at December 31, 2009. Also recorded as a component of accumulated other comprehensive loss in shareholders’ equity on the Consolidated Balance Sheets was the accumulated losses related to the construction loan interest rate swap. This amounted to approximately $2.6 million, net of tax, at both June 30, 2010 and December 31, 2009. The amounts remaining in accumulated other comprehensive loss related to the construction loan interest rate swap are being recognized in the Consolidated Statements of Income over the depreciable life of the office building beginning in January 2010. Approximately $900 thousand, net of tax, currently recognized in accumulated other comprehensive loss related to both the construction loan interest rate swap and the mortgage loan interest rate swap is expected to be reclassified into earnings over the next twelve months.

Non-designated Hedges

On June 25, 2009, we entered into an interest rate swap with Goldman Sachs in the notional amount of $97 million and with a maturity date of January 19, 2022 (Goldman Sachs interest rate swap). NewMarket entered into the Goldman Sachs interest rate swap in connection with the termination of a loan application and related rate lock agreement between Foundry Park I and Principal Commercial Funding II, LLC (Principal). See Note 19 in our 2009 Annual Report for further information on the transaction between Foundry Park I and Principal. When the rate lock agreement was originally executed in 2007, Principal simultaneously entered into an interest rate swap with a third party to hedge Principal’s exposure to fluctuation in the ten-year Treasuries rate. Upon the termination on June 25, 2009 of the rate lock agreement, Goldman Sachs both assumed Principal’s position with the third party and entered into an offsetting interest rate swap with NewMarket. Under the terms of this interest rate swap, NewMarket will make fixed rate payments at 5.3075% and Goldman Sachs will make variable rate payments based on three-month LIBOR. We have collateralized this exposure through cash deposits posted with Goldman Sachs amounting to $26.8 million at June 30, 2010. This transaction effectively preserves the impact of the original rate lock agreement for the possible application to a future loan amount of $97 million of a similar structure.

In December 2008, we entered into $16.8 million of Euro-denominated forward contracts to minimize foreign currency exposure from expected cash flows from foreign operations. The forward contracts obligated us to sell Euros for U.S. Dollars at a fixed exchange rate of 1.403, which was agreed to at the inception of the contracts. These contracts had maturity dates through December 2009. There were no outstanding foreign currency forward contracts at June 30, 2010 or December 31, 2009.

We do not use hedge accounting for both the Goldman Sachs interest rate swap and the forward contracts, and therefore, immediately recognized any change in the fair value of these derivative financial instruments in earnings.

*****

The table below presents the fair value of our derivative financial instruments, as well as their classification on the Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009.

Fair Value of Derivative Instruments

(in thousands)

	Asset Derivatives				Liability Derivatives
	June 30, 2010		December 31, 2009		June 30, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments
Mortgage loan interest rate swap		$0		$0	Accrued expenses and Other long- term liabilities	$2,680		$0

Construction loan interest rate swap		$0		$0		$0	Accrued expenses	$421

Derivatives Not Designated as Hedging Instruments
Goldman Sachs interest rate swap		$0		$0	Accrued expenses and Other long- term liabilities	$23,563	Other long-term liabilities	$11,440

The total fair value reflected in the table above includes amounts recorded in accrued expenses of approximately $100 for the mortgage loan interest rate swap and approximately $2.3 million for the Goldman Sachs interest rate swap. The tables below present the effect of our derivative financial instruments on the Consolidated Statements of Income.

Effect of Derivative Instruments on the Consolidated Statements of Income

Designated Cash Flow Hedges

(in thousands)

Derivatives in Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Second Quarter Ended June 30			Second Quarter Ended June 30			Second Quarter Ended June 30
	2010	2009		2010	2009		2010	2009
Mortgage loan interest rate swap	$(2,324)	$0	Interest and financing expenses	$(402)	$0		$0	$0

Construction loan interest rate swap	$0	$(226)	Cost of rental	$(21)	$0	Other expense, net	$0	$50

	Six Months Ended June 30			Six Months Ended June 30			Six Months Ended June 30
	2010	2009		2010	2009		2010	2009
Mortgage loan interest rate swap	$(3,237)	$0	Interest and financing expenses	$(686)	$0		$0	$0

Construction loan interest rate swap	$0	$(364)	Cost of rental	$(42)	$0	Other expense, net	$0	$(27)

Effect of Derivative Instruments on the Consolidated Statements of Income

Not Designated Derivatives

(in thousands)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		Second Quarter Ended June 30		Six Months Ended June 30
		2010	2009	2010	2009
Goldman Sachs interest rate swap	Other expense, net	$(9,705)	$(11,931)	$(12,062)	$(11,931)

Foreign currency forward contracts	Cost of goods sold - product	$0	$658	$0	$(161)

Credit-risk-related Contingent Features

We have agreements with both of our current derivative counterparties that contain a provision where we could be declared in default on our derivative obligations if repayment of indebtedness is accelerated by the lender due to our default on the indebtedness.

As of June 30, 2010, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $25.5 million. We have minimum collateral posting thresholds with one of our derivative counterparties and have posted cash collateral of $26.8 million as of June 30, 2010. If required, we could have settled our obligations under the agreements at their termination value of $25.5 million at June 30, 2010.

11.	Comprehensive Income and Accumulated Other Comprehensive Loss

The components of comprehensive income consist of the following:

	Second Quarter Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
	(in thousands)
Net income	$39,856	$30,658	$81,994	$59,346

Other comprehensive income, net of tax
Pension plans and other postretirement benefits adjustments	1,138	1,071	2,295	2,337
Tax expense	394	360	793	789

	744	711	1,502	1,548

Unrealized loss on derivative instruments	(1,900)	(226)	(2,508)	(364)
Tax benefit	739	85	976	137

	(1,161)	(141)	(1,532)	(227)

Foreign currency translation adjustments	(6,402)	20,810	(14,320)	15,392
Tax benefit (expense)	1,577	(2,241)	2,415	(698)

	(4,825)	18,569	(11,905)	14,694

Other comprehensive (loss) income	(5,242)	19,139	(11,935)	16,015

Comprehensive income	$34,614	$49,797	$70,059	$75,361

The components of accumulated other comprehensive loss consists of the following:

	June 30 2010	December 31 2009
	(in thousands)
Pension plans and other postretirement benefit adjustments	$(58,553)	$(60,055)
Accumulated loss on derivative instruments	(4,196)	(2,664)
Foreign currency translation adjustments	(23,970)	(12,065)

Accumulated other comprehensive loss	$(86,719)	$(74,784)

12.	Fair Value Measurements

The following table provides information on assets and liabilities measured at fair value on a recurring basis. No events occurred during the six months ended June 30, 2010, requiring adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

	Carrying Amount in Consolidated Balance Sheets	Fair Value	Fair Value Measurements Using
			Level 1	Level 2	Level 3
	June 30, 2010
	(in thousands)
Cash and cash equivalents	$46,606	$46,606	$46,606	$0	$0
Short-term investments	$300	$300	$300	$0	$0
Interest rate swaps liability	$26,243	$26,243	$0	$26,243	$0

	December 31, 2009
	(in thousands)
Cash and cash equivalents	$151,831	$151,831	$151,831	$0	$0
Short-term investments	$300	$300	$300	$0	$0
Interest rate swap liability	$11,861	$11,861	$0	$11,861	$0

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustment associated with the derivatives utilizes Level 3 inputs. These Level 3 inputs include estimates of current credit spreads to evaluate the likelihood of default by both us and the counterparties to the derivatives. As of June 30, 2010, we have assessed the significance of the impact of the credit valuation adjustment on the overall valuation of our derivatives and have determined that the credit valuation adjustment is not significant to the overall valuation of the derivatives. Accordingly, we have determined that our derivative valuations should be classified in Level 2 of the fair value hierarchy.

We record the value of our long-term debt at historical cost. The estimated fair value of our long-term debt is shown in the table below and is based primarily on estimated current rates available to us for debt of the same remaining duration and adjusted for nonperformance risk and credit risk.

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current maturities	$(236,134)	$(234,339)	$(250,081)	$(243,354)

13.	Consolidating Financial Information

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

The following sets forth the Consolidating Statements of Income for the second quarter and six months ended June 30, 2010 and June 30, 2009; Consolidating Balance Sheets as of June 30, 2010 and December 31, 2009; and Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2010 and June 30, 2009 for the Parent Company, the Guarantor Subsidiaries, and Non-Guarantor Subsidiaries. The financial information is based on our understanding of the SEC’s interpretation and application of Rule 3-10 of the SEC Regulation S-X.

The financial information may not necessarily be indicative of their results of operations or financial positions had the Guarantor Subsidiaries or Non-Guarantor Subsidiaries operated as independent entities. The Parent Company accounts for investments in these subsidiaries using the equity method.

NewMarket Corporation and Subsidiaries

Consolidating Statements of Income

Second Quarter Ended June 30, 2010

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Revenue:
Net sales - product	$0	$184,866	$282,120	$0	$466,986
Rental revenue	0	2,855	0	0	2,855

	0	187,721	282,120	0	469,841

Costs:
Cost of goods sold - product	0	83,756	252,818	0	336,574
Cost of rental	0	1,066	0	0	1,066

	0	84,822	252,818	0	337,640

Gross profit	0	102,899	29,302	0	132,201
Selling, general, and administrative expenses	1,827	25,085	9,281	0	36,193
Research, development, and testing expenses	0	16,972	5,092	0	22,064

Operating (loss) profit	(1,827)	60,842	14,929	0	73,944

Interest and financing expenses	3,183	1,022	109	0	4,314
Other (expense) income, net	(9,687)	(152)	629	0	(9,210)

(Loss) income before income tax (benefit) expense and equity income of subsidiaries	(14,697)	59,668	15,449	0	60,420
Income tax (benefit) expense	(3,671)	19,679	4,556	0	20,564
Equity income of subsidiaries	50,882	0	0	(50,882)	0

Net income	$39,856	$39,989	$10,893	$(50,882)	$39,856

NewMarket Corporation and Subsidiaries

Consolidating Statements of Income

Second Quarter Ended June 30, 2009

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Revenue:
Net sales - product	$0	$205,225	$165,696	$0	$370,921
Rental revenue	0	0	0	0	0

	0	205,225	165,696	0	370,921

Costs:
Cost of goods sold - product	0	106,627	152,881	0	259,508
Cost of rental	0	0	0	0	0

	0	106,627	152,881	0	259,508

Gross profit	0	98,598	12,815	0	111,413
Selling, general, and administrative expenses	1,307	25,631	2,318	0	29,256
Research, development, and testing expenses	0	16,189	4,903	0	21,092

Operating (loss) profit	(1,307)	56,778	5,594	0	61,065

Interest and financing expenses (income)	2,979	(158)	38	0	2,859
Other (expense) income, net	(11,917)	207	(140)	0	(11,850)

(Loss) income before income tax (benefit) expense and equity income of subsidiaries	(16,203)	57,143	5,416	0	46,356
Income tax (benefit) expense	(7,239)	21,422	1,515	0	15,698
Equity income of subsidiaries	39,622	0	0	(39,622)	0

Net income	$30,658	$35,721	$3,901	$(39,622)	$30,658

NewMarket Corporation and Subsidiaries

Consolidating Statements of Income

Six Months Ended June 30, 2010

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Revenue:
Net sales - product	$0	$364,951	$494,300	$0	$859,251
Rental revenue	0	5,716	0	0	5,716

	0	370,667	494,300	0	864,967

Costs:
Cost of goods sold - product	0	163,046	447,156	0	610,202
Cost of rental	0	2,156	0	0	2,156

	0	165,202	447,156	0	612,358

Gross profit	0	205,465	47,144	0	252,609
Selling, general, and administrative expenses	2,798	49,395	14,574	0	66,767
Research, development, and testing expenses	0	32,695	10,452	0	43,147

Operating (loss) profit	(2,798)	123,375	22,118	0	142,695

Interest and financing expenses	6,262	1,747	254	0	8,263
Other (expense) income, net	(12,024)	(152)	655	0	(11,521)

(Loss) income before income tax (benefit) expense and equity income of subsidiaries	(21,084)	121,476	22,519	0	122,911
Income tax (benefit) expense	(8,799)	41,290	8,426	0	40,917
Equity income of subsidiaries	94,279	0	0	(94,279)	0

Net income	$81,994	$80,186	$14,093	$(94,279)	$81,994

NewMarket Corporation and Subsidiaries

Consolidating Statements of Income

Six Months Ended June 30, 2009

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Revenue:
Net sales - product	$0	$397,106	$310,943	$0	$708,049
Rental revenue	0	0	0	0	0

	0	397,106	310,943	0	708,049

Costs:
Cost of goods sold - product	0	239,312	266,250	0	505,562
Cost of rental	0	0	0	0	0

	0	239,312	266,250	0	505,562

Gross profit	0	157,794	44,693	0	202,487
Selling, general, and administrative expenses	2,353	46,137	7,033	0	55,523
Research, development, and testing expenses	0	31,013	8,833	0	39,846

Operating (loss) profit	(2,353)	80,644	28,827	0	107,118
Interest and financing expenses (income)	5,986	(332)	141	0	5,795
Other (expense) income, net	(11,917)	(26)	13	0	(11,930)

(Loss) income before income tax (benefit) expense and equity income of subsidiaries	(20,256)	80,950	28,699	0	89,393
Income tax (benefit) expense	(9,562)	30,513	9,096	0	30,047
Equity income of subsidiaries	70,040	0	0	(70,040)	0

Net income	$59,346	$50,437	$19,603	$(70,040)	$59,346

NewMarket Corporation and Subsidiaries

Consolidating Balance Sheets

June 30, 2010

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$17	$7,986	$38,603	$0	$46,606
Short-term investments	300	0	0	0	300
Trade and other accounts receivable, net	9,911	70,208	170,984	0	251,103
Amounts due from affiliated companies	219,137	317,651	(10,208)	(526,580)	0
Inventories	0	74,232	147,202	0	221,434
Deferred income taxes	3,766	1,602	571	0	5,939
Prepaid expenses and other current assets	5,048	17,536	2,340	0	24,924

Total current assets	238,179	489,215	349,492	(526,580)	550,306

Amounts due from affiliated companies	0	57,202	0	(57,202)	0
Property, plant and equipment, at cost	0	780,805	180,998	0	961,803
Less accumulated depreciation and amortization	0	525,546	106,847	0	632,393

Net property, plant and equipment	0	255,259	74,151	0	329,410

Investment in consolidated subsidiaries	707,806	0	0	(707,806)	0
Prepaid pension cost	0	0	4,085	0	4,085
Deferred income taxes	39,210	(2,401)	(854)	0	35,955
Other assets and deferred charges	30,201	17,633	1,732	0	49,566
Intangibles, net of amortization, and goodwill	0	40,855	10,025	0	50,880

Total assets	$1,015,396	$857,763	$438,631	$(1,291,588)	$1,020,202

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$29	$66,960	$41,381	$0	$108,370
Accrued expenses	11,910	33,480	15,358	0	60,748
Dividends payable	4,692	0	0	0	4,692
Book overdraft	0	3,795	0	0	3,795
Amounts due to affiliated companies	290,134	183,291	53,155	(526,580)	0
Long-term debt, current portion	0	3,199	0	0	3,199
Income taxes payable	0	6,215	4,059	0	10,274

Total current liabilities	306,765	296,940	113,953	(526,580)	191,078

Long-term debt	168,000	64,935	0	0	232,935
Amounts due to affiliated companies	0	0	57,202	(57,202)	0
Other noncurrent liabilities	102,623	39,869	15,689	0	158,181

Total liabilities	577,388	401,744	186,844	(583,782)	582,194

Shareholders’ equity:
Common stock and paid-in capital	0	386,206	117,534	(503,740)	0
Accumulated other comprehensive loss	(86,719)	(16,698)	(41,035)	57,733	(86,719)
Retained earnings	524,727	86,511	175,288	(261,799)	524,727

Total shareholders’ equity	438,008	456,019	251,787	(707,806)	438,008

Total liabilities and shareholders’ equity	$1,015,396	$857,763	$438,631	$(1,291,588)	$1,020,202

NewMarket Corporation and Subsidiaries

Consolidating Balance Sheets

December 31, 2009

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$40,008	$62,203	$49,620	$0	$151,831
Short-term investments	300	0	0	0	300
Trade and other accounts receivable, net	340	99,724	114,823	0	214,887
Amounts due from affiliated companies	105,412	32,333	40,195	(177,940)	0
Inventories	0	102,975	89,928	0	192,903
Deferred income taxes	2,704	950	464	0	4,118
Prepaid expenses and other current assets	5,182	32,497	1,421	0	39,100

Total current assets	153,946	330,682	296,451	(177,940)	603,139

Amounts due from affiliated companies	0	19,544	7,500	(27,044)	0
Property, plant and equipment, at cost	0	772,668	161,714	0	934,382
Less accumulated depreciation and amortization	0	515,606	116,361	0	631,967

Net property, plant and equipment	0	257,062	45,353	0	302,415

Investment in consolidated subsidiaries	511,948	0	0	(511,948)	0
Prepaid pension cost	0	0	2,430	0	2,430
Deferred income taxes	35,882	(3,946)	2,734	0	34,670
Other assets and deferred charges	19,362	16,668	1,445	0	37,475
Intangibles, net of amortization, and goodwill	0	45,063	0	0	45,063

Total assets	$721,138	$665,073	$355,913	$(716,932)	$1,025,192

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$31	$59,390	$28,765	$0	$88,186
Accrued expenses	8,880	41,201	13,694	0	63,775
Dividends payable	4,992	0	0	0	4,992
Book overdraft	0	2,230	0	0	2,230
Amounts due to affiliated companies	11,942	107,999	57,999	(177,940)	0
Long-term debt, current portion	0	33,881	0	0	33,881
Income taxes payable	(7,357)	9,062	3,283	0	4,988

Total current liabilities	18,488	253,763	103,741	(177,940)	198,052

Long-term debt	150,000	66,200	0	0	216,200
Amounts due to affiliated companies	0	7,500	19,544	(27,044)	0
Other noncurrent liabilities	94,465	40,654	17,636	0	152,755

Total liabilities	262,953	368,117	140,921	(204,984)	567,007

Shareholders’ equity:
Common stock and paid-in capital	275	317,915	75,779	(393,694)	275
Accumulated other comprehensive loss	(74,784)	(16,032)	(32,390)	48,422	(74,784)
Retained earnings (deficit)	532,694	(4,927)	171,603	(166,676)	532,694

Total shareholders’ equity	458,185	296,956	214,992	(511,948)	458,185

Total liabilities and shareholders’ equity	$721,138	$665,073	$355,913	$(716,932)	$1,025,192

NewMarket Corporation and Subsidiaries

Condensed Consolidating Statements of Cash Flows

Six Months Ended June 30, 2010

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash (used in) provided from operating activities	$(90,718)	$170,444	$(6,563)	$0	$73,163

Cash flows from investing activities:
Capital expenditures	0	(8,926)	(7,064)	0	(15,990)
Foundry Park I capital expenditures	0	(2,046)	0	0	(2,046)
Acquisition of business (net of cash acquired of $1.8 million)	0	0	(41,970)	0	(41,970)
Return of deposits for interest rate swap	7,420	0	0	0	7,420
Deposits for interest rate swap	(18,890)	0	0	0	(18,890)
Increase in intercompany loans	0	(45,454)	0	45,454	0
Cash dividends from subsidiaries	134,433	0	0	(134,433)	0

Cash provided from (used in) investing activities	122,963	(56,426)	(49,034)	(88,979)	(71,476)

Cash flows from financing activities:
Repayment of Foundry Park I construction loan	0	(99,102)	0	0	(99,102)
Borrowing under Foundry Park I mortgage loan	0	68,400	0	0	68,400
Repayment of Foundry Park I mortgage loan	0	(834)	0	0	(834)
Net borrowings (repayments) under revolving credit agreement	18,000	0	0	0	18,000
Repurchases of common stock	(79,220)	0	0	0	(79,220)
Dividends	(11,037)	(134,433)	0	134,433	(11,037)
Change in book overdraft	0	1,565	0	0	1,565
Payment for financed intangible asset	0	(500)	0	0	(500)
Debt issuance costs	0	(1,524)	0	0	(1,524)
Repayment of intercompany note payable	0	0	1,654	(1,654)	0
Financing from affiliated companies	0	0	43,800	(43,800)	0
Proceeds from exercise of stock options	21	0	0	0	21
Payments on capital leases	0	(411)	0	0	(411)

Cash (used in) provided from financing activities	(72,236)	(166,839)	45,454	88,979	(104,642)

Effect of foreign exchange on cash and cash equivalents	0	(1,396)	(874)	0	(2,270)

Decrease in cash and cash equivalents	(39,991)	(54,217)	(11,017)	0	(105,225)
Cash and cash equivalents at beginning of year	40,008	62,203	49,620	0	151,831

Cash and cash equivalents at end of period	$17	$7,986	$38,603	$0	$46,606

NewMarket Corporation and Subsidiaries

Condensed Consolidating Statements of Cash Flows

Six Months Ended June 30, 2009

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash provided from operating activities	$1,508	$113,166	$40,055	$0	$154,729

Cash flows from investing activities:
Capital expenditures	0	(10,974)	(4,164)	0	(15,138)
Foundry Park I capital expenditures	0	(23,822)	0	0	(23,822)
Deposits for interest rate lock agreement	0	(5,000)	0	0	(5,000)
Return of deposits for interest rate lock agreement	0	15,500	0	0	15,500
Deposits for interest rate swap	(15,850)	0	0	0	(15,850)
Decrease in intercompany loans	0	12,999	0	(12,999)	0
Cash dividends from subsidiaries	63,474	0	0	(63,474)	0

Cash provided from (used in) investing activities	47,624	(11,297)	(4,164)	(76,473)	(44,310)

Cash flows from financing activities:
Draws on Foundry Park I construction loan	0	24,133	0	0	24,133
Net borrowings (repayments) under revolving credit agreement	(41,900)	0	0	0	(41,900)
Dividends	(6,842)	(63,474)	0	63,474	(6,842)
Change in book overdraft	0	1,411	0	0	1,411
Payment for financed intangible asset	0	(500)	0	0	(500)
Debt issuance costs	(412)	0	0	0	(412)
Proceeds from exercise of stock options	22	0	0	0	22
Repayment of intercompany note payable	0	0	(12,999)	12,999	0
Payments on capital leases	0	(386)	0	0	(386)

Cash used in financing activities	(49,132)	(38,816)	(12,999)	76,473	(24,474)

Effect of foreign exchange on cash and cash equivalents	0	(885)	5,227	0	4,342

Increase in cash and cash equivalents	0	62,168	28,119	0	90,287
Cash and cash equivalents at beginning of year	0	4,408	17,353	0	21,761

Cash and cash equivalents at end of period	$0	$66,576	$45,472	$0	$112,048

14.	Subsequent Events

On July 21, 2010, our Board of Directors declared a quarterly dividend in the amount of 37.5 cents per share on our common stock. The dividend is payable October 1, 2010 to shareholders of record at the close of business on September 15, 2010.

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

Overview

Operations during the first six months of 2010 continued to generate strong results with operating profit in our petroleum additives segment increasing 13.3% over six months 2009. During six months 2010, we acquired the Polartech business for $43.7 million, paid down our debt by $13.9 million, and repurchased $79.2 million of our common stock. While our cash position decreased during six months 2010 due to these transactions, our financial position remains strong. Further information on the Polartech acquisition is in Note 2.

Results of Operations

Revenue

Our consolidated revenue for the second quarter 2010 amounted to $469.8 million, representing an increase of approximately 27% from the 2009 second quarter level of $370.9 million. Similarly, six months consolidated revenue increased approximately 22% from $708.0 million for 2009 to $865.0 million for 2010. The table below shows our revenue by segment.

Consolidated Revenue by Segment

(in millions)

	Second Quarter Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Petroleum additives	$464.9	$368.2	$854.3	$703.0
Real estate development	2.9	0.0	5.7	0.0
All other	2.0	2.7	5.0	5.0

Consolidated revenue	$469.8	$370.9	$865.0	$708.0

Petroleum Additives Segment

Petroleum additives net sales for the second quarter 2010 of $464.9 million increased $96.7 million, or approximately 26%, from $368.2 million for the second quarter 2009. The increase in sales reflects higher total product shipments of 21% including the benefit of Polartech shipments for the second quarter 2010. The increase in product shipments was across all product lines, but predominantly in the lubricant additives product lines. While recovering in 2009 from the worldwide economic slowdown, product shipments were weaker than normal during the first half of 2009. We believe the overall demand for petroleum additive products is recovering from recessionary effects and are now at pre-recessionary levels. Selling prices were also favorable when comparing the two second quarter periods. Partially offsetting these favorable impacts from higher product shipments and selling prices during the second quarter 2010, was a small unfavorable foreign currency impact. We experience unfavorable foreign currency impacts when the U.S. Dollar strengthens versus the other currencies in which we conduct business.

Six months petroleum additive net sales of $854.3 million were approximately 22% higher than six months 2009 results of $703.0 million. Similar to the second quarter results, the increase between the two six months periods reflects a 21% increase in product shipments. The increase in shipments was primarily in the lubricant additives product lines. Foreign currency resulted in a small favorable impact when comparing six months 2010 and six months 2009. Partially offsetting the favorable impacts from shipments and foreign currency was a decrease in selling prices for six months 2010 compared to the same 2009 period.

The table below details the approximate components, in millions, of the increase between the two second quarter and six months periods.

	Second Quarter	Six Months
	(in millions)
Period ended June 30, 2009	$368.2	$703.0
Increase in shipments, including changes in product mix	89.7	163.2
Increase (decrease) in selling prices, including changes in customer mix	9.1	(14.8)
(Decrease) increase due to foreign currency	(2.1)	2.9

Period ended June 30, 2010	$464.9	$854.3

Real Estate Development Segment

The revenue of $2.9 million for second quarter 2010 and $5.7 million for six months 2010 for the real estate development segment represents the rental of the office building which was constructed by Foundry Park I. The building was completed in late 2009 and we began recognizing rental revenue in January 2010.

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

The table below reports segment operating profit for the second quarter and six months ended June 30, 2010 and June 30, 2009.

Segment Operating Profit

(in millions)

	Second Quarter Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Petroleum additives	$76.6	$67.6	$147.0	$117.7

Real estate development	$1.8	0	$3.5	$(0.2)

All other	$1.0	$(1.6)	$2.0	$(2.1)

Petroleum Additives Segment

The petroleum additives operating profit increased $9.0 million when comparing second quarter 2010 to second quarter 2009 and $29.3 million when comparing six months 2010 to six months 2009. The operating profit margin was 16.5% for second quarter 2010 and 18.4% for second quarter 2009. The primary reason for the lower margin in second quarter 2010 is due to the impact of increasing raw materials costs combined with selling price increase actions lagging increases in raw material costs. The operating profit margins for the six months periods were 17.2% for 2010 and 16.8% for 2009. Both the second quarter and six months 2010 results are significantly higher across the lubricant additives product lines, but lower in the fuel additives product lines.

The most significant favorable factor when comparing operating profit between both the second quarter periods and the six months periods was increased product shipments, which is discussed in the Revenue section above. While selling prices were higher when comparing second quarter 2010 and second quarter 2009, for the six month periods, selling prices remain unfavorable for 2010. The unfavorable selling prices on a year-to-date basis result from multiple selling price movements during both 2010 and 2009. The second quarter 2010 results include the adverse impact of higher raw material costs, which have exceeded the selling price increases we have achieved. As discussed above, this has resulted in the operating profit margin reduction when comparing the two second quarter periods. It is our intention to restore this reduction in the operating profit margin in the marketplace. The foreign exchange impact when comparing second quarter 2010 and second quarter 2009, as well as the six months 2010 and six months 2009, was $4 million favorable. Finally, our selling, general, and administrative expenses (SG&A), together with research, development, and testing expenses (R&D), were approximately $7.8 million, or 15.2%, higher for second quarter 2010 as compared to second quarter 2009 and were approximately $14.5 million, or 16.0%, higher for six months 2010 as compared to six months 2010.

SG&A increased approximately $6.8 million or 29.5% for second quarter 2010 compared to second quarter 2009 and $11.2 million or 25.3% when comparing the two six months periods. The increase for both second quarter 2010 and six months 2010 was primarily the result of certain growth-related costs, largely reflecting the inclusion of the Polartech operations in the second quarter 2010, as well as higher personnel-related costs and professional fees. R&D increased approximately $1.0 million, or 4.6%, for second quarter 2010 when compared to the same 2009 period. Six months 2010 R&D was $3.3 million, or 8.3%, higher than six months 2009. The increase in combined SG&A and R&D included an approximate $500 thousand unfavorable foreign currency impact for second quarter 2010 as compared to second quarter 2009 and a $2.4 million unfavorable impact when comparing the two six months periods. We continue to invest in SG&A and R&D to support our customers’ programs and to develop the technology required to remain a leader in this industry.

Real Estate Development Segment

Operating profit for the real estate development segment was $1.8 million for second quarter 2010 and $3.5 million for six months 2010, compared to zero for second quarter 2009 and an operating loss of $200 thousand for six months 2009. During 2009, the office building was under construction resulting in no rental revenue and limited non-capital expenses.

The following discussion references the Consolidated Financial Statements beginning on page 3 of this Quarterly Report on Form 10-Q.

Interest and Financing Expenses

Interest and financing expenses were $4.3 million for second quarter 2010 and $2.9 million for second quarter 2009. Six months 2010 amounted to $8.3 million, while six months 2009 was $5.8 million.

The increase in interest and financing expenses between both the second quarter and six months periods for 2010 and 2009 was primarily related to the mortgage loan on the Foundry Park I office building. Prior to obtaining the mortgage loan in January 2010, the interest and financing expenses for the construction phase of the office building were capitalized.

Other Expense, Net

Other expense, net for second quarter 2010 was $9.2 million, while second quarter 2009 was $11.9 million. The amount for six months 2010 was $11.5 million, while six months 2009 was $11.9 million. These amounts for both the 2010 and 2009 periods primarily represent a loss on a derivative instrument representing an interest rate swap recorded at fair value, which we entered into on June 25, 2009. See Note 10 for additional information on the interest rate swap.

Income Tax Expense

Income tax expense was $20.6 million for second quarter 2010 and $15.7 million for second quarter 2009. The effective tax rate was 34.0% for second quarter 2010 and 33.9% for second quarter 2009. The increase in income before income tax expense resulted in an increase of $4.8 million in income taxes, while the slightly higher effective tax rate in 2010 as compared to 2009 resulted in an increase of approximately $100 thousand in income taxes when comparing the second quarter 2010 and 2009 periods.

Six months 2010 income tax expense was $40.9 million with an effective tax rate of 33.3%. Income tax expense for six months 2009 was $30.0 million with an effective tax rate of 33.6%. The increase in income before income tax expense from 2009 to 2010 resulted in an increase of $11.3 million, which was partially offset by the reduction in the effective tax rate, resulting in a decrease in income tax expense of $400 thousand.

The effective tax rate for both second quarter 2009 and six months 2009 includes the benefit of the settlement of certain income tax issues with the IRS.

Cash Flows, Financial Condition, and Liquidity

Cash and cash equivalents at June 30, 2010 were $46.6 million, which was a decrease of $105.2 million since December 31, 2009 and included a $2.3 million unfavorable impact from foreign currency translation.

We expect that cash from operations, together with borrowings available under our revolving credit facility, will continue to be sufficient to cover our operating expenses for the foreseeable future.

Cash Flows – Operating Activities

Cash flows provided from operating activities for the six months 2010 were $73.2 million and included a decrease of $38.9 million due to higher working capital levels, including higher accounts receivable and inventories, partially offset by lower prepaid expenses and higher accounts payable. The increase in accounts receivable is primarily due to higher sales levels when comparing the second quarter 2010 with the fourth quarter 2009. The increase in inventories reflects increased quantities at certain locations to respond to demand for our products. The decrease in prepaid expenses reflects a reduction in deferred taxes on intercompany profit in inventory. The fluctuation in accounts payable is normal differences in timing of payments. The changes in working capital also include the impact of the acquisition of Polartech.

Including cash and the current portion of long-term debt, we had working capital of $359.2 million at June 30, 2010 and $405.1 million at December 31, 2009. The current ratio was 2.88 to 1 at June 30, 2010 and 3.05 to 1 at December 31, 2009. In addition to the working capital factors discussed above, the change in the current portion of long-term debt had a significant effect on working capital levels due to the refinancing of the construction loan in January 2010, resulting in a decrease in the amount of long-term debt being due within one year.

Cash Flows – Investing Activities

Cash used in investing activities was $71.5 million during six months 2010 and included $42.0 million related to the acquisition of Polartech, as well as $18.0 million for capital expenditures and a net deposit of $11.5 million related to the Goldman Sachs interest rate swap. Further information on the interest rate swap is discussed below and in Note 10. We estimate our total capital spending during 2010 will be approximately $40 million. We expect to continue to finance capital spending through cash on hand and cash provided from operations, together with borrowing available under our revolving credit facility.

Cash Flows – Financing Activities

Cash used in financing activities during six months 2010 amounted to $104.6 million, including the repayment of $99.1 million for the Foundry Park I construction loan and borrowing of $68.4 million for the Foundry Park I mortgage loan. We also borrowed $18.0 million under our revolving credit facility during the second quarter 2010 and repaid $800 thousand on the mortgage loan. In addition, the use of cash included the repurchase of common stock of $79.2 million and funding of dividends of $11.0 million, as well as debt issuance costs of $1.5 million.

We had total long-term debt, including the current portion, of $236.1 million at June 30, 2010, representing a decrease of approximately $13.9 million in our total debt since December 31, 2009. The decrease resulted from borrowing $18.0 million under the revolving credit facility which was offset by the payment of the outstanding balance of $99.1 million under the construction loan agreement with proceeds of $68.4 million from the Foundry Park I mortgage loan agreement and cash on hand. We made principal payments of approximately $800 thousand on the mortgage loan, as well as $400 thousand on capital leases.

At June 30, 2010, in addition to the Foundry Park I mortgage loan and the revolving credit facility which are discussed below, we had outstanding senior notes in the aggregate principal amount of $150 million that bear interest at a fixed rate of 7.125% and are due in 2016.

At June 30, 2010, we also had a $150 million revolving credit facility for working capital and other general corporate purposes for NewMarket and our subsidiaries, inclusive of a $75 million sub-facility for letters of credit. Borrowings bear interest at variable rates. The facility matures on December 21, 2011. At June 30, 2010, we had $18.0 million of outstanding borrowings under the revolving credit facility. We had outstanding letters of credit of $10.3 million at June 30, 2010, resulting in the unused portion of the revolver amounting to $121.7 million.

Both the senior notes and the revolving credit facility contain covenants, representations, and events of default that management considers typical of credit agreements of this nature. We were in compliance with all covenants under both the senior notes and the revolving credit facility as of both June 30, 2010 and December 31, 2009.

The more restrictive and significant of the covenants under the senior notes include a minimum fixed charge ratio of 2.00, as well as a limitation on restricted payments, as defined in the agreement. Our fixed charge coverage ratio was 21.80 at June 30, 2010 and 22.62 at December 31, 2009 under the senior notes. In addition, we would have been permitted to make additional restricted payments in the amount of approximately $60 million at June 30, 2010 and $84 million at December 31, 2009 under the senior notes.

The more restrictive and significant financial covenants under the revolving credit facility include:

•	Minimum consolidated net worth as defined in Section 6.3 of the Second Amended and Restated Credit Agreement;

•	A minimum fixed charge coverage ratio of 1.15; and

•	A maximum leverage ratio of 3.50.

Our consolidated net worth, as defined, exceeded the minimum requirement under the revolving credit facility by approximately $53 million at June 30, 2010 and approximately $102 million at December 31, 2009. Also at June 30, 2010, the fixed charge coverage ratio was 5.61 and the leverage ratio was 0.80, while at December 31, 2009 the fixed charge coverage ratio was 5.43 and the leverage ratio was 0.91.

As a percentage of total capitalization (total debt and shareholders’ equity), our total debt percentage decreased slightly from 35.3% at the end of 2009 to 35.0% at June 30, 2010. The change in the percentage was primarily the result of the decrease in debt, which was mostly offset by the decrease in shareholders’ equity. The decrease in shareholders’ equity reflects our earnings, completely offset by the impact of dividend payments and the repurchase of our common stock. Normally, we repay any outstanding long-term debt with cash from operations or refinancing activities.

Foundry Park I Mortgage Loan Agreement and Interest Rate Swap

On January 28, 2010, Foundry Park I entered into a mortgage loan agreement in the amount of $68.4 million. The loan, which is collateralized by the Foundry Park I office building, is for a period of five years, with two thirteen-month extension options. NewMarket Corporation is fully guaranteeing the loan. The mortgage loan bears interest at a variable rate of LIBOR plus a margin of 400 basis points, with a minimum LIBOR of 200 basis points. Concurrently with the closing of the mortgage loan, Foundry Park I obtained an interest rate swap to effectively convert the variable interest rate of the loan to a fixed interest rate by setting LIBOR at 2.642 for five years. The interest rate swap is discussed in Note 10. Principal payments on the loan are being made monthly based on a 15-year amortization schedule, with all remaining amounts due in five years, unless we exercise the extension option.

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

Other Matters

In March 2010, the Patient Protection and Affordable Care Act was signed into law, as was a related reconciliation bill. Included in the provisions of the laws are changes to the taxation related to the federal subsidy available to companies that provide retiree healthcare benefit plans that include a benefit that is at least actuarially equivalent to the benefits of Medicare Part D. Our retiree medical plan does include a drug subsidy benefit that is actuarially equivalent to Medicare Part D. However, we are not impacted by the changes in the taxation of the federal subsidy, as we assigned the subsidy to our insurance provider several years ago in consideration of premium determination. At the time we assigned the benefit to our insurance provider, we adjusted our deferred taxes accordingly. We are currently evaluating the provisions of the law and its impact on our company, but have made no adjustments to our financial statements as a result of the legislation.

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

Intangibles, Net of Amortization, and Goodwill

We have certain identifiable intangibles, as well as goodwill, amounting to $50.9 million at June 30, 2010. This amount includes approximately $10.0 million related to the Polartech acquisition earlier in 2010. These intangibles relate to our petroleum additives business and, except for the goodwill, are being amortized over periods with up to approximately eighteen years of remaining life. We continue to assess the market related to these intangibles, as well as their specific values, and have concluded the values and amortization periods are appropriate. We also evaluate these intangibles for any potential impairment when significant events or circumstances occur that might impair the value of these assets. These evaluations continue to support the value at which these identifiable intangibles are carried on our financial statements. However, if conditions were to substantially deteriorate in this market, it could possibly cause a reduction in the periods of the amortization charge or result in a noncash write-off of a portion of the intangibles’ carrying value. A reduction in the amortization period would have no effect on cash flows. We do not anticipate such a change in the market conditions.

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

Outlook

We are very pleased with the performance of our businesses during the first six months. We began the year with solid results built upon a diverse product offering, customer base, and geographical presence. Our margins are good, and while we are experiencing higher raw material costs, we have demonstrated our ability in recent years to adjust our prices to compensate for increases in raw material costs. We believe the overall demand for petroleum additive products is recovering from recessionary effects. Our technology is strong, and we are well-positioned to help our customers transition to GF-5, the new passenger car motor oil specification that is being introduced in North America later this year. Our project to expand our supply chain capabilities in the Far East is proceeding, and we should begin shipping from that location later this year. We expect to continue to perform well for the remainder of the year, subject to the normal fluctuations associated with this business.

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

On January 28, 2010, Foundry Park I entered into a mortgage loan agreement in the amount of $68.4 million, which bears interest at a variable rate of LIBOR plus a margin of 400 basis points. Concurrently with the closing of the mortgage loan, Foundry Park I obtained an interest rate swap to effectively convert the variable interest rate of the loan to a fixed interest rate by setting LIBOR at 2.642 for five years. Accordingly, in combination, there is no interest rate risk associated with the mortgage loan and related interest rate swap, other than the change in the value of the interest rate swap due to changes in the yield curve. Any change in fair value is recognized immediately in accumulated other comprehensive income, to the degree of effectiveness of the swap. With other variables held constant, a hypothetical 50 basis point adverse parallel shift in the LIBOR yield curve would have resulted in an increase of approximately $1.4 million in the fair value liability of the mortgage loan interest rate swap at June 30, 2010.

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

There has been no change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings

We are involved in legal proceedings that are incidental to our business and include administrative or judicial actions seeking remediation under environmental laws, such as Superfund. Some of these legal proceedings relate to environmental matters and involve governmental authorities. For further information, see “Environmental” in Part I, Item 1 of our 2009 Annual Report and Note 9 in this Form 10-Q.

While it is not possible to predict or determine with certainty the outcome of any legal proceeding, we believe the outcome of any of these proceedings, or all of them combined, will not result in a material adverse effect on our consolidated financial condition or results of operations.

On July 23, 2010, Afton Chemical Corporation and NewMarket Corporation filed a complaint in Federal District Court in Richmond, Virginia against Innospec Inc. (Innospec). The complaint alleges that Innospec violated the Robinson-Patman Act, the Virginia Antitrust Act and Virginia Business Conspiracy Act based on the disclosures that Innospec recently made in its plea agreements with the U.S. Department of Justice and the Securities and Exchange Commission, as well as the UK Serious Fraud Office. In those agreements, Innospec pled guilty to violating the Foreign Corrupt Practices Act by bribing government officials in Iraq and Indonesia. Innospec paid the bribes to secure the sale of its product and to exclude NewMarket’s product in Iraq and Indonesia. Afton Chemical Corporation and NewMarket Corporation are seeking treble damages, all reasonable attorneys’ fees, expenses, and costs for injuries sustained as a result of these bribes.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On July 31, 2008, our Board of Directors approved a share repurchase program that authorized management to repurchase up to $100 million of NewMarket Corporation’s outstanding common stock until December 31, 2010, as market conditions warrant and covenants under our existing agreements permitted. We could conduct the share repurchases in the open market and in privately negotiated transactions. The repurchase program did not require NewMarket to acquire any specific number of shares and could be terminated or suspended at any time. Approximately $780 thousand remained available under the authorization at June 30, 2010. The following table outlines the purchases during the second quarter 2010 under this authorization.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30	0	n/a	n/a	$65,724,543
May 1 to May 31	413,525	$97.18	413,525	$25,539,050
June 1 to June 30	244,264	$101.36	244,264	$780,587
Total	657,789	$98.73	657,789	$780,587

On July 21, 2010, our Board of Directors approved a new share repurchase program authorizing management to repurchase up to $200 million of NewMarket Corporation’s outstanding common stock until December 31, 2012, as market conditions warrant and covenants under our existing agreements permit. We may conduct the share repurchases in the open market and in privately negotiated transactions. The repurchase program does not require NewMarket to acquire any specific number of shares and may be terminated or suspended at any time. The 2008 repurchase program was terminated.

ITEM 6.	Exhibits

Exhibit 3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form 10-K (File No. 1-32190) filed March 14, 2005)

Exhibit 3.2	NewMarket Corporation Bylaws Amended and Restated effective April 23, 2009 (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 1- 32190) filed February 23, 2009)

Exhibit 31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald

Exhibit 31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by David A. Fiorenza

Exhibit 32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald

Exhibit 32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David A. Fiorenza

Exhibit 101	XBRL Instance Document and Related Items

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMARKET CORPORATION
(Registrant)

Date: August 4, 2010	By:	/s/ D. A. Fiorenza
David A. Fiorenza
Vice President and Treasurer
(Principal Financial Officer)

Date: August 4, 2010	By:	/s/ Wayne C. Drinkwater
Wayne C. Drinkwater
Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald

Exhibit 31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by David A. Fiorenza

Exhibit 32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald

Exhibit 32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David A. Fiorenza

Exhibit 101	XBRL Instance Document and Related Items