Form 10-Q
period 2010-09-30
NEWMARKET CORP
filed 2010-10-29
CIK 1282637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Number of shares of common stock, without par value, outstanding as of September 30, 2010: 14,291,122.

NEWMARKET CORPORATION

I N D E X

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per-share amounts)

(Unaudited)

	Third Quarter Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Revenue:
Net sales - product	$468,919	$417,832	$1,328,170	$1,125,881
Rental revenue	2,858	0	8,574	0

	471,777	417,832	1,336,744	1,125,881

Costs:
Cost of goods sold - product	334,766	274,865	944,968	780,427
Cost of rental	1,089	0	3,245	0

	335,855	274,865	948,213	780,427

Gross profit	135,922	142,967	388,531	345,454

Selling, general, and administrative expenses	35,711	27,618	102,478	83,141
Research, development, and testing expenses	22,719	21,602	65,866	61,448

Operating profit	77,492	93,747	220,187	200,865

Interest and financing expenses	4,465	2,909	12,728	8,704
Other expense, net	5,453	3,804	16,974	15,734

Income before income tax expense	67,574	87,034	190,485	176,427
Income tax expense	21,855	30,347	62,772	60,394

Net income	$45,719	$56,687	$127,713	$116,033

Basic earnings per share	$3.19	$3.73	$8.66	$7.63

Diluted earnings per share	$3.18	$3.72	$8.64	$7.61

Shares used to compute basic earnings per share	14,353	15,208	14,756	15,205

Shares used to compute diluted earnings per share	14,383	15,245	14,788	15,243

Cash dividends declared per common share	$0.375	$0.25	$1.125	$0.70

See accompanying Notes to the Consolidated Financial Statements.

NEWMARKET CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	September 30 2010	December 31 2009
ASSETS
Current assets:
Cash and cash equivalents	$50,283	$151,831
Short-term investments	300	300
Trade and other accounts receivable, less allowance for doubtful accounts ($717 in 2010 and $1,195 in 2009)	266,513	214,887
Inventories:
Finished goods	209,077	158,457
Raw materials	46,149	27,269
Stores, supplies and other	6,640	7,177

	261,866	192,903

Deferred income taxes	5,208	4,118
Prepaid expenses and other current assets	17,959	39,100

Total current assets	602,129	603,139

Property, plant and equipment, at cost	980,486	934,382
Less accumulated depreciation and amortization	648,487	631,967

Net property, plant and equipment	331,999	302,415

Prepaid pension cost	5,522	2,430
Deferred income taxes	35,589	34,670
Other assets and deferred charges	55,412	37,475
Intangibles (net of amortization) and goodwill	48,706	45,063

Total assets	$1,079,357	$1,025,192

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$113,300	$88,186
Accrued expenses	67,796	63,775
Dividends payable	4,662	4,992
Book overdraft	2,657	2,230
Long-term debt, current portion	3,038	33,881
Income taxes payable	10,919	4,988

Total current liabilities	202,372	198,052

Long-term debt	234,246	216,200
Other noncurrent liabilities	164,112	152,755

Commitments and contingencies (Note 9)

Shareholders’ equity:
Common stock (without par value) and paid-in capital; authorized shares - 80,000,000; Outstanding shares - 14,291,122 in 2010 and 15,209,989 in 2009	0	275
Accumulated other comprehensive loss	(76,831)	(74,784)
Retained earnings	555,458	532,694

	478,627	458,185

Total liabilities and shareholders’ equity	$1,079,357	$1,025,192

See accompanying Notes to the Consolidated Financial Statements.

NewMarket Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(in thousands, except share amounts)

(unaudited)

	Common Stock and Paid in Capital		Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2008	15,199,207	$115	$(95,750)	$386,758	$291,123
Comprehensive income:
Net income				162,283	162,283
Changes in (net of tax):
Foreign currency translation adjustments			17,816		17,816
Pension plans and other postretirement benefit adjustments:
Prior service cost			200		200
Unrecognized gain			3,304		3,304
Transition obligation			9		9
Derivative net loss			(363)		(363)

Total comprehensive income					183,249

Cash dividends ($1.075 per share)				(16,347)	(16,347)
Stock options exercised	9,000	40			40
Issuance of stock	1,782	120			120

Balance at December 31, 2009	15,209,989	275	(74,784)	532,694	458,185
Comprehensive income:
Net income				127,713	127,713
Changes in (net of tax):
Foreign currency translation adjustments			(2,610)		(2,610)
Pension plans and other postretirement benefit adjustments:
Prior service cost			190		190
Unrecognized gain			2,707		2,707
Transition obligation			7		7
Derivative net loss			(2,341)		(2,341)

Total comprehensive income					125,666

Cash dividends ($1.125 per share)				(16,396)	(16,396)
Stock options exercised	5,000	21			21
Common stock repurchase	(925,241)	(416)		(88,553)	(88,969)
Issuance of stock	1,374	120			120

Balance at September 30, 2010	14,291,122	$0	$(76,831)	$555,458	$478,627

See accompanying Notes to the Consolidated Financial Statements.

NEWMARKET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30
	2010	2009
Cash and cash equivalents at beginning of year	$151,831	$21,761

Cash flows from operating activities:
Net income	127,713	116,033
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and other amortization	27,831	23,485
Amortization of deferred financing costs	1,124	887
Noncash environmental remediation and dismantling	2,198	4,025
Noncash pension benefits expense	10,235	10,147
Noncash postretirement benefits expense	2,123	1,982
Noncash foreign exchange (gain) loss	(469)	551
Deferred income taxes	(5,893)	(19,491)
Loss on derivative instruments, net	17,556	16,049
Working capital changes	(61,212)	67,285
Cash pension benefits contributions	(14,188)	(17,308)
Cash postretirement benefits contributions	(1,368)	(1,005)
Other, net	(750)	(8,023)

Cash provided from operating activities	104,900	194,617

Cash flows from investing activities:
Capital expenditures	(23,097)	(26,506)
Foundry Park I capital expenditures	(2,046)	(40,403)
Purchase of short-term investment	0	(300)
Acquisition of business (net of cash acquired of $1.8 million)	(41,300)	0
Payments on settlement of interest rate swap	(2,574)	0
Receipts from settlement of interest rate swap	135	0
Deposits for interest rate swap	(34,440)	(29,900)
Return of deposits for interest rate swap	17,860	9,930
Deposits for interest rate lock agreement	0	(5,000)
Return of deposits for interest rate lock agreement	0	15,500

Cash used in investing activities	(85,462)	(76,679)

Cash flows from financing activities:
Repayment of Foundry Park I construction loan	(99,102)	0
Borrowing under Foundry Park I mortgage loan	68,400	0
Repayment on Foundry Park I mortgage loan	(1,474)	0
Draws on Foundry Park I construction loan	0	41,735
Net borrowings (repayments) under revolving credit agreement	20,000	(41,900)
Repurchases of common stock	(88,969)	0
Dividends	(16,396)	(10,644)
Change in book overdraft	427	1,897
Payment for financed intangible asset	(750)	(750)
Debt issuance costs	(1,524)	(412)
Proceeds from exercise of stock options	21	31
Payments on capital leases	(621)	(584)

Cash used in financing activities	(119,988)	(10,627)

Effect of foreign exchange on cash and cash equivalents	(998)	4,698

(Decrease) increase in cash and cash equivalents	(101,548)	112,009

Cash and cash equivalents at end of period	$50,283	$133,770

See accompanying Notes to the Consolidated Financial Statements.

NEWMARKET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Financial Statement Presentation

In the opinion of management, the accompanying consolidated financial statements of NewMarket Corporation and its subsidiaries contain all necessary adjustments for the fair presentation of, in all material respects, our consolidated financial position and shareholders’ equity for the nine months ended September 30, 2010 and the year ended December 31, 2009, as well as our consolidated results of operations for the third quarter and nine months ended September 30, 2010 and September 30, 2009, and cash flows for the nine months ended September 30, 2010 and September 30, 2009. All adjustments are of a normal, recurring nature, unless otherwise disclosed. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the NewMarket Corporation Annual Report on Form 10-K for the year ended December 31, 2009 (2009 Annual Report), as filed with the Securities and Exchange Commission (SEC). The results of operations for the nine month period ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010. The December 31, 2009 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Unless the context otherwise requires, all references to “we,” “us,” “our,” the “Company” and “NewMarket” are to NewMarket Corporation and its consolidated subsidiaries.

Certain amounts in the accompanying financial statements have been reclassified to conform to the current presentation. There was no effect on net income.

At both September 30, 2010 and December 31, 2009, we had a book overdraft for some of our disbursement cash accounts. A book overdraft represents transactions that have not cleared the bank accounts at the end of the reporting period. There are no agreements with the same banks to offset the presented balance. We transfer cash on an as-needed basis to fund these items as they clear the bank in subsequent periods.

Cash dividends totaling $1.125 per share for the nine months ended September 30, 2010 and 70 cents per share for the nine months ended September 30, 2009 were declared and paid as shown in the table below.

Year	Date Declared	Date Paid	Per Share Amount
2010	February 18, 2010	April 1, 2010	37.5 cents
	April 22, 2010	July 1, 2010	37.5 cents
	July 21, 2010	October 1, 2010	37.5 cents
2009	February 19, 2009	April 1, 2009	20 cents
	April 23, 2009	July 1, 2009	25 cents
	July 30, 2009	October 1, 2009	25 cents

2.	Acquisition of Business

On March 5, 2010, Afton Chemical Corporation (Afton) completed the acquisition of 100% of the Polartech group of companies (Polartech) for $43.1 million in cash. Polartech is a global company specializing in the supply of metalworking additives. The acquisition agreement included all physical assets of the Polartech business including the headquarters, research and development, and manufacturing facilities in the United Kingdom, as well as manufacturing sites in India, China, and the United States.

We performed a valuation of the assets acquired to determine the purchase price allocation. This valuation resulted in the recognition of $6 million of identifiable intangibles, including formulas and technology, customer base, and trademarks/trade names. We also acquired property, plant, and equipment of $28.4 million, as well as working capital.

As part of the acquisition, we recorded $4.2 million of goodwill, which resulted from deferred taxes which were recognized related to the acquisition. All of the goodwill recognized is part of the petroleum additives segment, and none is deductible for tax purposes.

Pro forma consolidated results of operations for the nine months ended September 30, 2010 and September 30, 2009 assuming the acquisition had occurred on January 1, 2010 or January 1, 2009, would not be materially different from the actual results reported for NewMarket Corporation for the nine months ended September 30, 2010 and September 30, 2009.

3.	Asset Retirement Obligations

Our asset retirement obligations are related primarily to our tetraethyl lead (TEL) operations. The following table illustrates the activity associated with our asset retirement obligations for the nine months ended September 30, 2010 and September 30, 2009.

	2010	2009
	(in thousands)
Asset retirement obligations, January 1	$3,031	$3,009
Liabilities incurred	0	2,000
Accretion expense	107	135
Liabilities settled	0	(1,539)
Changes in expected cash flows and timing	(110)	(526)

Asset retirement obligations, September 30	$3,028	$3,079

4.	Segment Information

The tables below show our consolidated revenue, operating profit (including a reconciliation of segment operating profit to consolidated income before income taxes), and depreciation and amortization.

The “All other” category includes the operations of the TEL business, as well as certain contract manufacturing Ethyl Corporation (Ethyl) provides to Afton and to third parties.

Consolidated Revenue by Segment

(in millions)

	Third Quarter Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Petroleum additives	$465.1	$413.7	$1,319.4	$1,116.7
Real estate development	2.9	0.0	8.6	0.0
All other	3.8	4.1	8.7	9.2

Consolidated revenue	$471.8	$417.8	$1,336.7	$1,125.9

Segment Operating Profit

(in millions)

	Third Quarter Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Petroleum additives	$80.0	$96.3	$227.0	$214.0
Real estate development	1.8	(0.2)	5.3	(0.5)
All other	1.2	1.2	3.2	(0.8)

Segment operating profit	83.0	97.3	235.5	212.7
Corporate, general, and administrative expenses	(5.6)	(3.3)	(14.5)	(12.1)
Interest and financing expenses	(4.5)	(2.9)	(12.7)	(8.7)
Loss on interest rate swap agreement (a)	(5.5)	(3.8)	(17.6)	(15.7)
Other income (expense), net	0.2	(0.3)	(0.2)	0.2

Income before income taxes	$67.6	$87.0	$190.5	$176.4

(a)	The loss on the interest rate swap agreement represents the change, since the beginning of the reporting period, in the fair value of an interest rate swap which we entered into on June 25, 2009. We are not using hedge accounting to record the interest rate swap, and accordingly, any change in the fair value is immediately recognized in earnings.

Segment Depreciation and Amortization

(in millions)

	Third Quarter Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Petroleum additives	$8.9	$7.6	$24.0	$22.4
Real estate development	0.9	0.0	2.8	0.1
All other	0.7	0.6	2.2	1.9

Total depreciation and amortization	$10.5	$8.2	$29.0	$24.4

5.	Pension and Postretirement Benefit Plans

During the nine months ended September 30, 2010, we made cash contributions of approximately $9.5 million for domestic pension plans and approximately $1.2 million for domestic postretirement benefit plans. We expect to make total cash contributions in 2010 of approximately $13.9 million for our domestic pension plans and approximately $1.7 million for our domestic postretirement benefit plans.

We made cash contributions of approximately $4.7 million for our foreign pension plans and approximately $130 thousand for a foreign postretirement benefit plan during the nine months ended September 30, 2010. During 2010, we expect to make total cash contributions of approximately $6.4 million for our foreign pension plans and approximately $170 thousand for our foreign postretirement benefit plan.

The tables below present information on periodic benefit cost for our pension and postretirement benefit plans.

	Domestic
	Pension Benefits		Postretirement Benefits
	Third Quarter Ended September 30
	2010	2009	2010	2009
	(in thousands)
Service cost	$1,777	$1,493	$367	$260
Interest cost	2,185	2,041	761	806
Expected return on plan assets	(2,521)	(2,301)	(405)	(388)
Amortization of prior service cost	156	72	2	1
Amortization of net loss (gain)	869	672	(208)	(169)

Net periodic benefit cost	$2,466	$1,977	$517	$510

	Domestic
	Pension Benefits		Postretirement Benefits
	Nine Months Ended September 30
	2010	2009	2010	2009
	(in thousands)
Service cost	$5,066	$4,290	$1,002	$814
Interest cost	6,420	5,951	2,457	2,556
Expected return on plan assets	(7,267)	(6,444)	(1,220)	(1,226)
Amortization of prior service cost	219	217	7	6
Amortization of net loss (gain)	2,528	1,927	(329)	(340)

Net periodic benefit cost	$6,966	$5,941	$1,917	$1,810

	Foreign
	Pension Benefits		Postretirement Benefits
	Third Quarter Ended September 30
	2010	2009	2010	2009
	(in thousands)
Service cost	$749	$673	$6	$3
Interest cost	1,333	1,321	36	37
Expected return on plan assets	(1,336)	(1,024)	0	0
Amortization of prior service cost	22	19	0	0
Amortization of transition (asset) obligation	(9)	(9)	13	12
Amortization of net loss	314	434	13	9

Net periodic benefit cost	$1,073	$1,414	$68	$61

	Foreign
	Pension Benefits		Postretirement Benefits
	Nine Months Ended September 30
	2010	2009	2010	2009
	(in thousands)
Service cost	$2,275	$1,904	$19	$9
Interest cost	4,036	3,732	109	104
Expected return on plan assets	(4,026)	(2,880)	0	0
Amortization of prior service cost	65	53	0	0
Amortization of transition (asset) obligation	(28)	(25)	38	34
Amortization of net loss	947	1,224	40	25
Settlement loss	0	198	0	0

Net periodic benefit cost	$3,269	$4,206	$206	$172

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

	Third Quarter Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
	(in thousands, except per-share amounts)
Basic earnings per share
Numerator:
Net income	$45,719	$56,687	$127,713	$116,033

Denominator:
Weighted-average number of shares of common stock outstanding	14,353	15,208	14,756	15,205

Basic earnings per share	$3.19	$3.73	$8.66	$7.63

Diluted earnings per share
Numerator:
Net income	$45,719	$56,687	$127,713	$116,033

Denominator:
Weighted-average number of shares of common stock outstanding	14,353	15,208	14,756	15,205
Shares issuable upon exercise of stock options	30	37	32	38

Total shares	14,383	15,245	14,788	15,243

Diluted earnings per share	$3.18	$3.72	$8.64	$7.61

7.	Intangibles (net of amortization) and goodwill

The following table provides certain information related to our intangible assets. All of the intangibles relate to the petroleum additives segment.

	Identifiable Intangibles
	September 30 2010		December 31 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Amortizing intangible assets
Formulas and technology	$91,487	$62,673	$88,687	$58,700
Contracts	16,380	9,009	16,380	6,939
Customer base	7,040	1,117	5,440	666
Trademarks and trade name	1,600	93	0	0
Goodwill	5,091	0	861	0

	$121,598	$72,892	$111,368	$66,305

The increase in intangible assets and goodwill since December 31, 2009 was the result of the purchase of Polartech.

Amortization expense was (in millions):

• Third quarter ended September 30, 2010	$2.2
• Nine months ended September 30, 2010	$6.6
• Third quarter ended September 30, 2009	$2.2
• Nine months ended September 30, 2009	$6.8

Currently, estimated annual amortization expense related to our intangible assets for the next five years is expected to be (in millions):

• 2010	$8.8
• 2011	$8.6
• 2012	$7.4
• 2013	$7.1
• 2014	$6.2

Generally, we amortize the cost of the customer base intangible by an accelerated method and the cost of the remaining intangible assets by the straight-line method over their estimated economic lives. We generally amortize contracts over 1.5 to 10 years and formulas and technology over 5 to 20 years. Trademarks and the trade name are amortized over 10 years.

8.	Long-term Debt

Long-term debt consisted of:

	September 30 2010	December 31 2009
	(in thousands)
Senior notes - 7.125% due 2016	$150,000	$150,000
Foundry Park I mortgage loan - due 2015	66,926	0
Revolving credit facility	20,000	0
Foundry Park I construction loan - due 2010	0	99,102
Capital lease obligations	358	979

	237,284	250,081
Current maturities of long-term debt	(3,038)	(33,881)

	$234,246	$216,200

We had outstanding borrowings under our revolving credit facility of $20.0 million at September 30, 2010 at an interest rate of 4.75%. We had no outstanding borrowings on the revolving credit facility at December 31, 2009. We had outstanding letters of credit of $8.8 million at September 30, 2010, resulting in the unused portion of the revolving credit facility amounting to $121.2 million.

On January 28, 2010, Foundry Park I entered into a mortgage loan agreement in the amount of $68.4 million. The loan, which is collateralized by the Foundry Park I office building, is for a period of five years, with two thirteen-month extension options. NewMarket Corporation is fully guaranteeing the loan. The mortgage loan bears interest at a variable rate of LIBOR plus a margin of 400 basis points, with a minimum LIBOR of 200 basis points. At September 30, 2010, the interest rate was 4.26%. Concurrently with the closing of the mortgage loan, Foundry Park I obtained an interest rate swap to effectively convert the variable interest rate of the loan to a fixed interest rate by setting LIBOR at 2.642% for five years. Further information on the interest rate swap is in Note 10. Principal payments on the loan are being made monthly based on a 15-year amortization schedule, with all remaining amounts due in five years, unless we exercise the extension options. On January 29, 2010, we paid off the outstanding balance of $99.1 million on the Foundry Park I construction loan with proceeds of $68.4 million from the Foundry Park I mortgage loan agreement, as well as cash on hand of $30.7 million.

We were in compliance with all covenants under our debt agreements at September 30, 2010 and December 31, 2009.

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

At a former TEL plant site located in Louisiana, we have completed significant environmental remediation, although we will be monitoring and treating the site for an extended period. The accrual for this site was $6.9 million at September 30, 2010 and $7.5 million at December 31, 2009. We based these amounts on the best estimate of future costs discounted at approximately 3% in both 2010 and 2009. An inflation factor is included in the estimate. The undiscounted liability was $9.0 million at September 30, 2010 and $9.7 million at December 31, 2009. The expected payments over the next five years amount to approximately $800 thousand in each of 2010 and 2011, $700 thousand in 2012, $500 thousand in 2013, and $600 thousand in 2014. Expected payments thereafter amount to approximately $6.2 million.

At a plant site in Houston, Texas, we have accruals of $7.8 million at September 30, 2010 and $7.9 million at December 31, 2009 for environmental remediation, dismantling, and decontamination. Included in these amounts are $7.5 million at September 30, 2010 and $7.6 million at December 31, 2009 for remediation. Of the total remediation, $7.2 million at both September 30, 2010 and December 31, 2009 relates to remediation of groundwater and soil. The accruals for this site are discounted at approximately 3% at both September 30, 2010 and December 31, 2009. The accruals include an inflation factor. The undiscounted accrual for this site was $11.4 million at September 30, 2010 and $11.2 million at December 31, 2009. The expected payments over the next five years are approximately $400 thousand in 2010, $500 thousand in each of 2011 and 2012, $600 thousand in 2013, and $1.7 million in 2014. Expected payments thereafter amount to approximately $7.9 million.

At a Superfund site in Louisiana, we have an accrual of $2.0 million at September 30, 2010 and $2.6 million at December 31, 2009 for environmental remediation. The accrual for this site was discounted at approximately 3% at both September 30, 2010 and December 31, 2009 and included an inflation factor. The undiscounted accrual for this site was $2.5 million at September 30, 2010 and $3.2 million at December 31, 2009. The expected payments over the next five years amount to approximately $400 thousand in each of 2010 and 2011, and $200 thousand each for years 2012 through 2014. Expected payments thereafter amount to approximately $1.8 million.

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

Our total accruals for environmental remediation were approximately $21.6 million at September 30, 2010 and $22.0 million at December 31, 2009. In addition to the accruals for environmental remediation, we also have accruals for dismantling and decommissioning costs of $500 thousand at both September 30, 2010 and December 31, 2009.

Letters of Credit and Guarantees

We have outstanding guarantees with several financial institutions in the amount of $53.4 million at September 30, 2010. The guarantees are secured by letters of credit, as well as cash collateral. A portion of these guarantees is unsecured. The outstanding letters of credit amounted to $8.8 million at September 30, 2010, all of which were issued under the letter of credit sub-facility of our revolving credit facility. The letters of credit primarily relate to insurance guarantees and performance guarantees. We renew letters of credit as necessary. The remaining amounts represent additional performance, lease, custom and excise tax guarantees, as well as a cash deposit of $31.9 million related to the Goldman Sachs Bank USA (Goldman Sachs) interest rate swap. The cash deposit is recorded in “Other assets and deferred charges” on the Consolidated Balance Sheet. Expiration dates of the letters of credit and certain guarantees range from 2010 to 2013. Some of the guarantees have no expiration date.

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

Both interest rate swaps involve the receipt of variable-rate amounts based on LIBOR in exchange for fixed-rate payments over the life of the agreement without exchange of the underlying notional amount. The fixed-rate payments are at a rate of 2.642% for the mortgage loan interest rate swap, while the fixed-rate payments on the construction loan interest rate swap were at a rate of 4.975%. The notional amount of the mortgage loan interest rate swap was $68.4 million at origination and approximately $66.9 million at September 30, 2010. The notional amount of the mortgage loan swap amortizes to approximately $53.7 million over the term of the swap. The amortizing notional amount is necessary to maintain the swap notional at an amount that matches the declining mortgage loan principal balance over the loan term. The mortgage loan interest swap matures on January 25, 2015. The notional amount of the construction loan interest rate swap was approximately $94.0 million at December 31, 2009, just prior to its January 1, 2010 maturity. The accreting notional amount was necessary to maintain the construction loan interest rate swap notional at an amount that represented approximately 85% of the projected construction loan principal balance over the loan term.

The unrealized loss, net of tax, related to the fair value of the mortgage loan interest rate swap is recorded in accumulated other comprehensive loss in shareholders’ equity on the Consolidated Balance Sheets, amounted to approximately $2.4 million at September 30, 2010. The unrealized loss, net of tax, related to the fair value of the construction loan interest rate swap and recorded in accumulated other comprehensive loss amounted to approximately $37 thousand at December 31, 2009. This amount was settled on January 1, 2010. Also recorded as a component of accumulated other comprehensive loss in shareholders’ equity on the Consolidated Balance Sheets was the accumulated losses related to the construction loan interest rate swap. This amounted to approximately $2.6 million, net of tax, at both September 30, 2010 and December 31, 2009. The amounts remaining in accumulated other comprehensive loss related to the construction loan interest rate swap are being recognized in the Consolidated Statements of Income over the depreciable life of the office building beginning in January 2010. Approximately $1.0 million, net of tax, currently recognized in accumulated other comprehensive loss related to both the construction loan interest rate swap and the mortgage loan interest rate swap is expected to be reclassified into earnings over the next twelve months.

Non-designated Hedges

On June 25, 2009, we entered into an interest rate swap with Goldman Sachs in the notional amount of $97 million and with a maturity date of January 19, 2022 (Goldman Sachs interest rate swap). NewMarket entered into the Goldman Sachs interest rate swap in connection with the termination of a loan application and related rate lock agreement between Foundry Park I and Principal Commercial Funding II, LLC (Principal). See Note 19 in our 2009 Annual Report for further information on the transaction between Foundry Park I and Principal. When the rate lock agreement was originally executed in 2007, Principal simultaneously entered into an interest rate swap with a third party to hedge Principal’s exposure to fluctuation in the ten-year Treasuries rate. Upon the termination on June 25, 2009 of the rate lock agreement, Goldman Sachs both assumed Principal’s position with the third party and entered into an offsetting interest rate swap with NewMarket. Under the terms of this interest rate swap, NewMarket will make fixed rate payments at 5.3075% and Goldman Sachs will make variable rate payments based on three-month LIBOR. We have collateralized this exposure through cash deposits posted with Goldman Sachs amounting to $31.9 million at September 30, 2010. This transaction effectively preserves the impact of the original rate lock agreement for the possible application to a future loan amount of $97 million of a similar structure.

In December 2008, we entered into $16.8 million of Euro-denominated forward contracts to minimize foreign currency exposure from expected cash flows from foreign operations. The forward contracts obligated us to sell Euros for U.S. Dollars at a fixed exchange rate of 1.403, which was agreed to at the inception of the contracts. These contracts had maturity dates through December 2009. There were no outstanding foreign currency forward contracts at September 30, 2010 or December 31, 2009.

We do not use hedge accounting for either the Goldman Sachs interest rate swap or the forward contracts, and therefore, immediately recognize any change in the fair value of these derivative financial instruments in earnings.

*****

The table below presents the fair value of our derivative financial instruments, as well as their classification on the Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009.

Fair Value of Derivative Instruments

(in thousands)

	Asset Derivatives				Liability Derivatives
	September 30, 2010		December 31, 2009		September 30, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments
Mortgage loan interest rate swap		$0		$0	Accrued expenses and Other non- current liabilities	$4,028		$0

Construction loan interest rate swap		$0		$0		$0	Accrued expenses	$421

Derivatives Not Designated as Hedging Instruments
Goldman Sachs interest rate swap		$0		$0	Accrued expenses and Other non- current liabilities	$26,558	Other long-term liabilities	$11,440

The total fair value reflected in the table above includes amounts recorded in accrued expenses of approximately $100 thousand for the mortgage loan interest rate swap and approximately $900 thousand for the Goldman Sachs interest rate swap.

The tables below present the effect of our derivative financial instruments on the Consolidated Statements of Income.

Effect of Derivative Instruments on the Consolidated Statements of Income

Designated Cash Flow Hedges

(in thousands)

Derivatives in Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Third Quarter Ended September 30			Third Quarter Ended September 30			Third Quarter Ended September 30
	2010	2009		2010	2009		2010	2009
Mortgage loan interest rate swap	$(1,745)	$0	Interest and financing expenses	$(401)	$0		$0	$0

Construction loan interest rate swap	$0	$(164)	Cost of rental	$(21)	$0	Other expense, net	$0	$72

	Nine Months Ended September 30			Nine Months Ended September 30			Nine Months Ended September 30
	2010	2009		2010	2009		2010	2009
Mortgage loan interest rate swap	$(4,982)	$0	Interest and financing expenses	$(1,087)	$0		$0	$0

Construction loan interest rate swap	$0	$(528)	Cost of rental	$(64)	$0	Other expense, net	$0	$45

Effect of Derivative Instruments on the Consolidated Statements of Income

Not Designated Derivatives

(in thousands)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		Third Quarter Ended September 30		Nine Months Ended September 30
		2010	2009	2010	2009
Goldman Sachs interest rate swap	Other expense, net	$(5,494)	$(3,817)	$(17,556)	$(15,748)

Foreign currency forward contracts	Cost of goods sold - product	$0	$(183)	$0	$(346)

Credit-risk-related Contingent Features

We have agreements with both of our current derivative counterparties that contain a provision where we could be declared in default on our derivative obligations if repayment of indebtedness is accelerated by the lender due to our default on the indebtedness.

As of September 30, 2010, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $30.1 million. We have minimum collateral posting thresholds with one of our derivative counterparties and have posted cash collateral of $31.9 million as of September 30, 2010. If required, we could have settled our obligations under the agreements at their termination value of $30.1 million at September 30, 2010.

11.	Comprehensive Income and Accumulated Other Comprehensive Loss

The components of comprehensive income consist of the following:

	Third Quarter Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
	(in thousands)
Net income	$45,719	$56,687	$127,713	$116,033

Other comprehensive income, net of tax
Pension plans and other postretirement benefits adjustments	2,190	379	4,485	2,716
Tax expense	788	101	1,581	890

	1,402	278	2,904	1,826

Unrealized loss on derivative instruments	(1,323)	(164)	(3,831)	(528)
Tax expense	514	62	1,490	199

	(809)	(102)	(2,341)	(329)

Foreign currency translation adjustments	11,533	1,014	(2,787)	16,406
Tax benefit (expense)	(2,238)	(1,418)	177	(2,116)

	9,295	(404)	(2,610)	14,290

Other comprehensive income (loss)	9,888	(228)	(2,047)	15,787

Comprehensive income	$55,607	$56,459	$125,666	$131,820

The components of accumulated other comprehensive loss consist of the following:

	September 30 2010	December 31 2009
	(in thousands)
Pension plans and other postretirement benefit adjustments	$(57,151)	$(60,055)
Accumulated loss on derivative instruments	(5,005)	(2,664)
Foreign currency translation adjustments	(14,675)	(12,065)

Accumulated other comprehensive loss	$(76,831)	$(74,784)

12.	Fair Value Measurements

The following table provides information on assets and liabilities measured at fair value on a recurring basis. No events occurred during the nine months ended September 30, 2010, requiring adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

	Carrying Amount in Consolidated Balance Sheets	Fair Value

			Fair Value Measurements Using
			Level 1	Level 2	Level 3
	September 30, 2010
	(in thousands)
Cash and cash equivalents	$50,283	$50,283	$50,283	$0	$0
Short-term investments	$300	$300	$300	$0	$0
Interest rate swaps liability	$30,586	$30,586	$0	$30,586	$0

	December 31, 2009
	(in thousands)
Cash and cash equivalents	$151,831	$151,831	$151,831	$0	$0
Short-term investments	$300	$300	$300	$0	$0
Interest rate swap liability	$11,861	$11,861	$0	$11,861	$0

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustment associated with the derivatives utilizes Level 3 inputs. These Level 3 inputs include estimates of current credit spreads to evaluate the likelihood of default by both us and the counterparties to the derivatives. As of September 30, 2010, we have assessed the significance of the impact of the credit valuation adjustment on the overall valuation of our derivatives and have determined that the credit valuation adjustment is not significant to the overall valuation of the derivatives. Accordingly, we have determined that our derivative valuations should be classified in Level 2 of the fair value hierarchy.

We record the value of our long-term debt at historical cost. The estimated fair value of our long-term debt is shown in the table below and is based primarily on estimated current rates available to us for debt of the same remaining duration and adjusted for nonperformance risk and credit risk.

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current maturities	$(237,284)	$(238,787)	$(250,081)	$(243,354)

13.	Consolidating Financial Information

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

The following sets forth the Consolidating Statements of Income for the third quarter and nine months ended September 30, 2010 and September 30, 2009; Consolidating Balance Sheets as of September 30, 2010 and December 31, 2009; and Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2010 and September 30, 2009 for the Parent Company, the Guarantor Subsidiaries, and Non-Guarantor Subsidiaries. The financial information is based on our understanding of the SEC’s interpretation and application of Rule 3-10 of the SEC Regulation S-X.

The financial information may not necessarily be indicative of their results of operations or financial positions had the Guarantor Subsidiaries or Non-Guarantor Subsidiaries operated as independent entities. The Parent Company accounts for investments in these subsidiaries using the equity method.

NewMarket Corporation and Subsidiaries

Consolidating Statements of Income

Third Quarter Ended September 30, 2010

(in thousands)

				Total
		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Revenue:
Net sales - product	$0	$184,935	$283,984	$0	$468,919
Rental revenue	0	2,858	0	0	2,858

	0	187,793	283,984	0	471,777

Costs:
Cost of goods sold - product	0	113,811	220,955	0	334,766
Cost of rental	0	1,089	0	0	1,089

	0	114,900	220,955	0	335,855

Gross profit	0	72,893	63,029	0	135,922

Selling, general, and administrative expenses	1,292	24,720	9,699	0	35,711
Research, development, and testing expenses	0	17,751	4,968	0	22,719

Operating (loss) profit	(1,292)	30,422	48,362	0	77,492

Interest and financing expenses (income)	3,282	(328)	1,511	0	4,465
Other (expense) income, net	(5,495)	(2)	44	0	(5,453)

(Loss) income before income tax expense and equity income of subsidiaries	(10,069)	30,748	46,895	0	67,574
Income tax expense	13	11,061	10,781	0	21,855
Equity income of subsidiaries	55,801	0	0	(55,801)	0

Net income	$45,719	$19,687	$36,114	$(55,801)	$45,719

NewMarket Corporation and Subsidiaries

Consolidating Statements of Income

Third Quarter Ended September 30, 2009

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Revenue:
Net sales - product	$0	$231,097	$186,735	$0	$417,832
Rental revenue	0	0	0	0	0

	0	231,097	186,735	0	417,832

Costs:
Cost of goods sold - product	0	66,170	208,695	0	274,865
Cost of rental	0	0	0	0	0

	0	66,170	208,695	0	274,865

Gross profit (loss)	0	164,927	(21,960)	0	142,967

Selling, general, and administrative expenses	1,121	22,646	3,851	0	27,618
Research, development, and testing expenses	0	16,662	4,940	0	21,602

Operating (loss) profit	(1,121)	125,619	(30,751)	0	93,747

Interest and financing expenses (income)	3,005	(163)	67	0	2,909
Other (expense) income, net	(3,842)	68	(30)	0	(3,804)

(Loss) income before income tax (benefit) expense and equity income of subsidiaries	(7,968)	125,850	(30,848)	0	87,034
Income tax (benefit) expense	(5,567)	47,361	(11,447)	0	30,347
Equity income of subsidiaries	59,088	0	0	(59,088)	0

Net income (loss)	$56,687	$78,489	$(19,401)	$(59,088)	$56,687

NewMarket Corporation and Subsidiaries

Consolidating Statements of Income

Nine Months Ended September 30, 2010

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Revenue:
Net sales - product	$0	$549,886	$778,284	$0	$1,328,170
Rental revenue	0	8,574	0	0	8,574

	0	558,460	778,284	0	1,336,744

Costs:
Cost of goods sold - product	0	276,857	668,111	0	944,968
Cost of rental	0	3,245	0	0	3,245

	0	280,102	668,111	0	948,213

Gross profit	0	278,358	110,173	0	388,531

Selling, general, and administrative expenses	4,090	74,115	24,273	0	102,478
Research, development, and testing expenses	0	50,446	15,420	0	65,866

Operating (loss) profit	(4,090)	153,797	70,480	0	220,187

Interest and financing expenses	9,544	1,419	1,765	0	12,728
Other (expense) income, net	(17,519)	(154)	699	0	(16,974)

(Loss) income before income tax (benefit) expense and equity income of subsidiaries	(31,153)	152,224	69,414	0	190,485
Income tax (benefit) expense	(8,786)	52,351	19,207	0	62,772
Equity income of subsidiaries	150,080	0	0	(150,080)	0

Net income	$127,713	$99,873	$50,207	$(150,080)	$127,713

NewMarket Corporation and Subsidiaries

Consolidating Statements of Income

Nine Months Ended September 30, 2009

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Revenue:
Net sales - product	$0	$628,203	$497,678	$0	$1,125,881
Rental revenue	0	0	0	0	0

	0	628,203	497,678	0	1,125,881

Costs:
Cost of goods sold - product	0	305,482	474,945	0	780,427
Cost of rental	0	0	0	0	0

	0	305,482	474,945	0	780,427

Gross profit	0	322,721	22,733	0	345,454

Selling, general, and administrative expenses	3,474	68,783	10,884	0	83,141
Research, development, and testing expenses	0	47,675	13,773	0	61,448

Operating (loss) profit	(3,474)	206,263	(1,924)	0	200,865

Interest and financing expenses (income)	8,991	(495)	208	0	8,704
Other (expense) income, net	(15,759)	42	(17)	0	(15,734)

(Loss) income before income tax (benefit) expense and equity income of subsidiaries	(28,224)	206,800	(2,149)	0	176,427
Income tax (benefit) expense	(15,129)	77,874	(2,351)	0	60,394
Equity income of subsidiaries	129,128	0	0	(129,128)	0

Net income	$116,033	$128,926	$202	$(129,128)	$116,033

NewMarket Corporation and Subsidiaries

Consolidating Balance Sheets

September 30, 2010

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$17	$4,673	$45,593	$0	$50,283
Short-term investments	300	0	0	0	300
Trade and other accounts receivable, net	0	95,941	170,572	0	266,513
Amounts due from affiliated companies	342,429	356,116	27,947	(726,492)	0
Inventories	0	91,743	170,123	0	261,866
Deferred income taxes	3,127	1,467	614	0	5,208
Prepaid expenses and other current assets	4,920	10,385	2,654	0	17,959

Total current assets	350,793	560,325	417,503	(726,492)	602,129

Amounts due from affiliated companies	0	58,639	0	(58,639)	0
Property, plant and equipment, at cost	0	784,912	195,574	0	980,486
Less accumulated depreciation and amortization	0	530,814	117,673	0	648,487

Net property, plant and equipment	0	254,098	77,901	0	331,999

Investment in consolidated subsidiaries	723,806	0	0	(723,806)	0
Prepaid pension cost	0	379	5,143	0	5,522
Deferred income taxes	40,389	(2,703)	(2,097)	0	35,589
Other assets and deferred charges	34,992	18,685	1,735	0	55,412
Intangibles (net of amortization) and goodwill	0	38,826	9,880	0	48,706

Total assets	$1,149,980	$928,249	$510,065	$(1,508,937)	$1,079,357

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$3,081	$66,976	$43,243	$0	$113,300
Accrued expenses	12,792	36,562	18,442	0	67,796
Dividends payable	4,662	0	0	0	4,662
Book overdraft	0	2,657	0	0	2,657
Amounts due to affiliated companies	375,209	240,607	110,676	(726,492)	0
Long-term debt, current portion	0	3,038	0	0	3,038
Income taxes payable	0	504	10,415	0	10,919

Total current liabilities	395,744	350,344	182,776	(726,492)	202,372

Long-term debt	170,000	64,246	0	0	234,246
Amounts due to affiliated companies	0	0	58,639	(58,639)	0
Other noncurrent liabilities	105,609	41,557	16,946	0	164,112

Total liabilities	671,353	456,147	258,361	(785,131)	600,730

Shareholders’ equity:
Common stock and paid-in capital	0	385,870	73,734	(459,604)	0
Accumulated other comprehensive loss	(76,831)	(15,128)	(33,432)	48,560	(76,831)
Retained earnings	555,458	101,360	211,402	(312,762)	555,458

Total shareholders’ equity	478,627	472,102	251,704	(723,806)	478,627

Total liabilities and shareholders’ equity	$1,149,980	$928,249	$510,065	$(1,508,937)	$1,079,357

NewMarket Corporation and Subsidiaries

Consolidating Balance Sheets

December 31, 2009

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$40,008	$62,203	$49,620	$0	$151,831
Short-term investments	300	0	0	0	300
Trade and other accounts receivable, net	340	99,724	114,823	0	214,887
Amounts due from affiliated companies	105,412	32,333	40,195	(177,940)	0
Inventories	0	102,975	89,928	0	192,903
Deferred income taxes	2,704	950	464	0	4,118
Prepaid expenses and other current assets	5,182	32,497	1,421	0	39,100

Total current assets	153,946	330,682	296,451	(177,940)	603,139

Amounts due from affiliated companies	0	19,544	7,500	(27,044)	0

Property, plant and equipment, at cost	0	772,668	161,714	0	934,382
Less accumulated depreciation and amortization	0	515,606	116,361	0	631,967

Net property, plant and equipment	0	257,062	45,353	0	302,415

Investment in consolidated subsidiaries	511,948	0	0	(511,948)	0
Prepaid pension cost	0	0	2,430	0	2,430
Deferred income taxes	35,882	(3,946)	2,734	0	34,670
Other assets and deferred charges	19,362	16,668	1,445	0	37,475
Intangibles (net of amortization) and goodwill	0	45,063	0	0	45,063

Total assets	$721,138	$665,073	$355,913	$(716,932)	$1,025,192

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable	$31	$59,390	$28,765	$0	$88,186
Accrued expenses	8,880	41,201	13,694	0	63,775
Dividends payable	4,992	0	0	0	4,992
Book overdraft	0	2,230	0	0	2,230
Amounts due to affiliated companies	11,942	107,999	57,999	(177,940)	0
Long-term debt, current portion	0	33,881	0	0	33,881
Income taxes payable	(7,357)	9,062	3,283	0	4,988

Total current liabilities	18,488	253,763	103,741	(177,940)	198,052

Long-term debt	150,000	66,200	0	0	216,200
Amounts due to affiliated companies	0	7,500	19,544	(27,044)	0
Other noncurrent liabilities	94,465	40,654	17,636	0	152,755

Total liabilities	262,953	368,117	140,921	(204,984)	567,007

Shareholders’ equity:
Common stock and paid-in capital	275	317,915	75,779	(393,694)	275
Accumulated other comprehensive loss	(74,784)	(16,032)	(32,390)	48,422	(74,784)
Retained earnings (deficit)	532,694	(4,927)	171,603	(166,676)	532,694

Total shareholders’ equity	458,185	296,956	214,992	(511,948)	458,185

Total liabilities and shareholders’ equity	$721,138	$665,073	$355,913	$(716,932)	$1,025,192

NewMarket Corporation and Subsidiaries

Condensed Consolidating Statements of Cash Flows

Nine Months Ended September 30, 2010

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash (used in) provided from operating activities	$(121,877)	$224,647	$2,130	$0	$104,900

Cash flows from investing activities:
Capital expenditures	0	(13,407)	(9,690)	0	(23,097)
Foundry Park I capital expenditures	0	(2,046)	0	0	(2,046)
Acquisition of business (net of cash acquired of $1.8 million)	0	0	(41,300)	0	(41,300)
Payments on settlement of interest rate swap	(2,574)	0	0	0	(2,574)
Receipts from settlement of interest rate swap	135	0	0	0	135
Deposits for interest rate swap	(34,440)	0	0	0	(34,440)
Return of deposits for interest rate swap	17,860	0	0	0	17,860
Increase in intercompany loans	0	(44,757)	0	44,757	0
Cash dividends from subsidiaries	186,249	0	0	(186,249)	0

Cash provided from (used in) investing activities	167,230	(60,210)	(50,990)	(141,492)	(85,462)

Cash flows from financing activities:
Repayment of Foundry Park I construction loan	0	(99,102)	0	0	(99,102)
Borrowing under Foundry Park I mortgage loan	0	68,400	0	0	68,400
Repayment on Foundry Park I mortgage loan	0	(1,474)	0	0	(1,474)
Net borrowings under revolving credit agreement	20,000	0	0	0	20,000
Repurchases of common stock	(88,969)	0	0	0	(88,969)
Dividends	(16,396)	(186,249)	0	186,249	(16,396)
Change in book overdraft	0	427	0	0	427
Payment for financed intangible asset	0	(750)	0	0	(750)
Debt issuance costs	0	(1,524)	0	0	(1,524)
Repayment of intercompany note payable	0	0	950	(950)	0
Financing from affiliated companies	0	0	43,807	(43,807)	0
Proceeds from exercise of stock options	21	0	0	0	21
Payments on capital leases	0	(621)	0	0	(621)

Cash (used in) provided from financing activities	(85,344)	(220,893)	44,757	141,492	(119,988)

Effect of foreign exchange on cash and cash equivalents	0	(1,074)	76	0	(998)

Decrease in cash and cash equivalents	(39,991)	(57,530)	(4,027)	0	(101,548)
Cash and cash equivalents at beginning of year	40,008	62,203	49,620	0	151,831

Cash and cash equivalents at end of period	$17	$4,673	$45,593	$0	$50,283

NewMarket Corporation and Subsidiaries

Condensed Consolidating Statements of Cash Flows

Nine Months Ended September 30, 2009

(in thousands)

				Total
		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Cash (used in) provided from operating activities	$(13,226)	$161,666	$46,177	$0	$194,617

Cash flows from investing activities:
Capital expenditures	0	(14,101)	(12,405)	0	(26,506)
Foundry Park I capital expenditures	0	(40,403)	0	0	(40,403)
Purchase of short-term investment	(300)	0	0	0	(300)
Deposits for interest rate swap	(29,900)	0	0	0	(29,900)
Return of deposits for interest rate swap	9,930	0	0	0	9,930
Deposits for interest rate lock agreement	0	(5,000)	0	0	(5,000)
Return of deposits for interest rate lock agreement	0	15,500	0	0	15,500
Increase in intercompany loans	0	(403)	0	403	0
Cash dividends from subsidiaries	118,321	0	0	(118,321)	0

Cash provided from (used in) investing activities	98,051	(44,407)	(12,405)	(117,918)	(76,679)

Cash flows from financing activities:
Draws on Foundry Park I construction loan	0	41,735	0	0	41,735
Net repayments under revolving credit agreement	(41,900)	0	0	0	(41,900)
Dividends	(10,644)	(118,321)	0	118,321	(10,644)
Change in book overdraft	0	1,897	0	0	1,897
Payment for financed intangible asset	0	(750)	0	0	(750)
Debt issuance costs	(412)	0	0	0	(412)
Proceeds from exercise of stock options	31	0	0	0	31
Financing from affiliated companies	0	0	13,402	(13,402)	0
Repayment of intercompany note payable	0	0	(12,999)	12,999	0
Payments on capital leases	0	(584)	0	0	(584)

Cash (used in) provided from financing activities	(52,925)	(76,023)	403	117,918	(10,627)

Effect of foreign exchange on cash and cash equivalents	0	(188)	4,886	0	4,698

Increase in cash and cash equivalents	31,900	41,048	39,061	0	112,009
Cash and cash equivalents at beginning of year	0	4,408	17,353	0	21,761

Cash and cash equivalents at end of period	$31,900	$45,456	$56,414	$0	$133,770

14.	Recently Issued Accounting Pronouncements

In July 2010, the Financial Accounts Standard board (FASB) issued Accounting Standards Update 2010-20, “Receivables (Topic 320) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (ASU 2010-20). ASU 2010-20 requires disclosures surrounding the nature of credit risk inherent in financing receivables, how that risk is assessed in determining the allowance for credit losses, and changes, as well as the reason for the changes, in the allowance for credit losses. ASU 2010-20 is effective for interim and annual reporting periods ending on or after December 15, 2010. We are evaluating any potential impact on our financial statements, and will make any additional required disclosures in our December 31, 2010 financial statements.

15.	Subsequent Events

On October 18, 2010, our Board of Directors declared a quarterly dividend in the amount of 44 cents per share on our common stock. The dividend is payable January 1, 2011 to shareholders of record at the close of business on December 15, 2010.

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

Overview

Operations during the first nine months of 2010 continued to generate excellent results with operating profit in our petroleum additives segment increasing 6.1% over nine months 2009. During nine months 2010, we acquired the Polartech business for $43.1 million, paid down our debt by $12.8 million, and repurchased $89.0 million of our common stock. Further information on the Polartech acquisition is in Note 2.

Results of Operations

Revenue

Our consolidated revenue for the third quarter 2010 amounted to $471.8 million, representing an increase of approximately 13% from the 2009 third quarter level of $417.8 million. Similarly, nine months consolidated revenue increased approximately 19% from $1,125.9 million for 2009 to $1,336.7 million for 2010. The table below shows our revenue by segment.

Consolidated Revenue by Segment

(in millions)

	Third Quarter Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Petroleum additives	$465.1	$413.7	$1,319.4	$1,116.7
Real estate development	2.9	0.0	8.6	0.0
All other	3.8	4.1	8.7	9.2

Consolidated revenue	$471.8	$417.8	$1,336.7	$1,125.9

Petroleum Additives Segment

Petroleum additives net sales for the third quarter 2010 of $465.1 million increased $51.4 million, or approximately 12%, from $413.7 million for the third quarter 2009. The increase in sales reflects higher total product shipments of 6% including the benefit of Polartech shipments for the third quarter 2010. The increase in product shipments was across the lubricant additives product lines, while the fuel additives product lines were essentially flat. Selling prices were also favorable when comparing the two third quarter periods. Partially offsetting these favorable impacts from higher product shipments and selling prices during the third quarter 2010, was an unfavorable foreign currency impact. The unfavorable foreign currency impact reflects the strengthening of the U.S. Dollar between the two third quarter periods versus the other currencies in which we conduct business.

Nine months petroleum additive net sales of $1,319.4 million was approximately 18% higher than nine months 2009 results of $1,116.7 million. Similar to the third quarter results, the increase between the two nine months periods reflects a 16% increase in product shipments. The increase in shipments was the predominant factor in the higher net sales between the two nine month periods and was across all product lines, but primarily in the lubricant additives product lines. Selling prices were also favorable for nine months 2010 as compared to nine months 2009. Foreign currency partially offset the favorable impacts of product shipments and selling prices resulting in an unfavorable impact when comparing nine months 2010 and nine months 2009.

While recovering in 2009 from the worldwide economic slowdown, product shipments were weaker than normal during the first half of 2009. We believe the overall demand for petroleum additive products has recovered from recessionary effects and are now at levels consistent with normal market demands.

The table below details the approximate components, in millions, of the increase between the two third quarter and nine months periods.

	Third Quarter	Nine Months
	(in millions)
Period ended September 30, 2009	$413.7	$1,116.7
Increase in shipments, including changes in product mix	28.6	184.9
Increase in selling prices, including changes in customer mix	30.5	22.5
Decrease due to foreign currency	(7.7)	(4.7)

Period ended September 30, 2010	$465.1	$1,319.4

Real Estate Development Segment

The revenue of $2.9 million for third quarter 2010 and $8.6 million for nine months 2010 for the real estate development segment represents the rental of the office building which was constructed by Foundry Park I. The building was completed in late 2009 and we began recognizing rental revenue in January 2010.

All Other

The “All other” category includes the operations of the TEL business and certain contract manufacturing that Ethyl provides to Afton and to third parties.

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

The table below reports segment operating profit for the third quarter and nine months ended September 30, 2010 and September 30, 2009.

Segment Operating Profit

(in millions)

	Third Quarter Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Petroleum additives	$80.0	$96.3	$227.0	$214.0

Real estate development	$1.8	$(0.2)	$5.3	$(0.5)

All other	$1.2	$1.2	$3.2	$(0.8)

Petroleum Additives Segment

The petroleum additives operating profit decreased $16.3 million when comparing third quarter 2010 to third quarter 2009 and increased $13.0 million when comparing nine months 2010 to nine months 2009. The operating profit margin was 17.2% for third quarter 2010 and 23.3% for third quarter 2009. The operating profit margins for the nine months periods were 17.2% for 2010 and 19.2% for 2009. When compared to 2009 operating profit levels, the third quarter 2010 results are lower across all product lines, while the nine months 2010 results are significantly higher across the lubricant additives product lines, but lower in the fuel additives product lines.

The higher operating profit margin during the third quarter 2009 resulted primarily from decreased raw material costs and a favorable foreign currency impact during the 2009 period. The operating profit margin for both third quarter 2010 and nine months 2010 reflects increased raw material costs, as well as an unfavorable foreign currency impact of approximately $3.0 million for the quarter period and a favorable currency impact of approximately $300 thousand for nine months 2010. For the third quarter 2010, as well as nine months 2010, increased product shipments and selling prices, as discussed in the Revenue section above, were significant favorable factors in the operating profit and operating profit margin when compared to the same 2009 periods. However, while overall product shipments have increased over 2009 levels, operating margins for 2010 have been unfavorably impacted by product mix reflected in the decrease of shipments of certain high margin products, as well as increased spending in our supply chain operations.

In response to the increase of raw material costs during 2010, we have been implementing selling price increases. Some of the pricing actions in 2010 have not yet been fully realized in our operating profit results, but should be during the fourth quarter 2010.

Finally, our selling, general, and administrative expenses (SG&A), together with research, development, and testing expenses (R&D), were approximately $7.5 million, or 16.9%, higher for third quarter 2010 as compared to third quarter 2009 and were approximately $22.1 million, or 17.1%, higher for nine months 2010 as compared to nine months 2009.

SG&A increased approximately $6.4 million or 27.8% for third quarter 2010 compared to third quarter 2009 and $17.7 million or 26.2% when comparing the two nine months periods. The increase for both third quarter 2010 and nine months 2010 was primarily the result of certain growth-related costs, largely reflecting the inclusion of the Polartech operations in 2010, as well as higher personnel-related costs and professional fees. R&D increased approximately $1.1 million, or 5.2%, for third quarter 2010 when compared to the same 2009 period. Nine months 2010 R&D was $4.4 million, or 7.2%, higher than nine months 2009. The increase in combined SG&A and R&D included an approximate $900 thousand favorable foreign currency impact for third quarter 2010 as compared to third quarter 2009 and a $1.6 million unfavorable impact when comparing the two nine months periods. We continue to invest in SG&A and R&D to support our customers’ programs and to develop the technology required to remain a leader in this industry.

Real Estate Development Segment

Operating profit for the real estate development segment was $1.8 million for third quarter 2010 and $5.3 million for nine months 2010, compared to an operating loss of $200 thousand for third quarter 2009 and $500 thousand for nine months 2009. During 2009, the office building was under construction resulting in no rental revenue and limited non-capital expenses.

The following discussion references the Consolidated Financial Statements beginning on page 3 of this Quarterly Report on Form 10-Q.

Interest and Financing Expenses

Interest and financing expenses were $4.5 million for third quarter 2010 and $2.9 million for third quarter 2009. Nine months 2010 amounted to $12.7 million, while nine months 2009 was $8.7 million.

The increase in interest and financing expenses between both the third quarter and nine months periods for 2010 and 2009 was primarily related to the mortgage loan on the Foundry Park I office building, as well as higher average outstanding debt on the revolving credit facility during 2010. Prior to obtaining the mortgage loan in January 2010, the interest and financing expenses for the construction phase of the office building were capitalized.

Other Expense, Net

Other expense, net for third quarter 2010 was $5.5 million, while third quarter 2009 was $3.8 million. The amount for nine months 2010 was $17.0 million, while nine months 2009 was $15.7 million. These amounts for both the 2010 and 2009 periods primarily represent a loss on a derivative instrument representing an interest rate swap recorded at fair value through profit and loss, which we entered into on June 25, 2009. See Note 10 for additional information on the interest rate swap.

Income Tax Expense

Income tax expense was $21.9 million for third quarter 2010 and $30.4 million for third quarter 2009. The effective tax rate was 32.3% for third quarter 2010 and 34.9% for third quarter 2009. The decrease in income before income tax expense resulted in a decrease of $6.8 million in income taxes, while the lower effective tax rate in 2010 as compared to 2009 resulted in a decrease of approximately $1.7 million in income taxes when comparing the third quarter 2010 and 2009 periods.

Nine months 2010 income tax expense was $62.8 million with an effective tax rate of 33.0%. Income tax expense for nine months 2009 was $60.4 million with an effective tax rate of 34.2%. The increase in income before income tax expense from 2009 to 2010 resulted in an increase of $4.8 million, which was partially offset by the reduction in the effective tax rate, resulting in a decrease in income tax expense of $2.4 million.

The effective tax rate for both the third quarter 2010 and nine months 2010 benefitted primarily from higher income in foreign jurisdictions with lower tax rates. In addition, the nine months 2010 tax rate also benefitted from a higher domestic manufacturing deduction in 2010.

Cash Flows, Financial Condition, and Liquidity

Cash and cash equivalents at September 30, 2010 were $50.3 million, which was a decrease of $101.5 million since December 31, 2009 and included a $1.0 million unfavorable impact from foreign currency translation.

We expect that cash from operations, together with borrowings available under our revolving credit facility, will continue to be sufficient to cover our operating expenses for the foreseeable future.

Cash Flows – Operating Activities

Cash flows provided from operating activities for the nine months 2010 were $104.9 million and included a decrease of $61.2 million due to higher working capital levels, including higher accounts receivable and inventories, partially offset by lower prepaid expenses and higher accounts payable. The increase in accounts receivable is primarily due to higher sales levels when comparing the third quarter 2010 with the fourth quarter 2009. The increase in inventories reflects increased quantities at certain locations to respond to demand for our products. The decrease in prepaid expenses reflects a reduction of deferred taxes on intercompany profit in inventory. The fluctuation in accounts payable is from normal differences in timing of payments. The changes in working capital also include the impact of Polartech since the acquisition.

Including cash and the current portion of long-term debt, we had working capital of $399.8 million at September 30, 2010 and $405.1 million at December 31, 2009. The current ratio was 2.98 to 1 at September 30, 2010 and 3.05 to 1 at December 31, 2009. In addition to the working capital factors discussed above, the change in the current portion of long-term debt of $30.8 million had a significant effect on working capital levels due to the refinancing of the construction loan in January 2010, resulting in a decrease in the amount of long-term debt being due within one year.

Cash Flows – Investing Activities

Cash used in investing activities was $85.5 million during nine months 2010 and included $41.3 million related to the acquisition of Polartech, as well as $25.1 million for capital expenditures and a net deposit of $16.6 million and a net settlement of $2.4 million related to the Goldman Sachs interest rate swap. Further information on the interest rate swap is discussed below and in Note 10. We estimate our total capital spending during 2010 will be approximately $30 million to $35 million. We expect to continue to finance capital spending through cash on hand and cash provided from operations, together with borrowing available under our revolving credit facility.

Cash Flows – Financing Activities

Cash used in financing activities during nine months 2010 amounted to $120.0 million, including the repayment of $99.1 million for the Foundry Park I construction loan and borrowing of $68.4 million for the Foundry Park I mortgage loan. We also borrowed $20.0 million under our revolving credit facility during the nine months 2010 and repaid $1.5 million on the mortgage loan. In addition, the use of cash included the repurchase of common stock of $89.0 million and funding of dividends of $16.4 million, as well as debt issuance costs of $1.5 million.

We had total long-term debt, including the current portion, of $237.3 million at September 30, 2010, representing a decrease of approximately $12.8 million in our total debt since December 31, 2009. The decrease resulted from borrowing $20.0 million under the revolving credit facility which was offset by the payment of the outstanding balance of $99.1 million under the construction loan agreement with proceeds of $68.4 million from the Foundry Park I mortgage loan agreement and cash on hand. We made principal payments of approximately $1.5 million on the mortgage loan, as well as $600 thousand on capital leases.

At September 30, 2010, in addition to the Foundry Park I mortgage loan and the revolving credit facility which are discussed below, we had outstanding senior notes in the aggregate principal amount of $150 million that bear interest at a fixed rate of 7.125% and are due in 2016.

At September 30, 2010, we also had a $150 million revolving credit facility for working capital and other general corporate purposes for NewMarket and our subsidiaries, inclusive of a $75 million sub-facility for letters of credit. Borrowings bear interest at variable rates. The facility matures on December 21, 2011. At September 30, 2010, we had $20.0 million of outstanding borrowings under the revolving credit facility. We had outstanding letters of credit of $8.8 million at September 30, 2010, resulting in the unused portion of the revolver amounting to $121.2 million.

Both the senior notes and the revolving credit facility contain covenants, representations, and events of default that management considers typical of credit agreements of this nature. We were in compliance with all covenants under both the senior notes and the revolving credit facility as of both September 30, 2010 and December 31, 2009.

The more restrictive and significant of the covenants under the senior notes include a minimum fixed charge ratio of 2.00, as well as a limitation on restricted payments, as defined in the agreement. Our fixed charge coverage ratio was 18.93 at September 30, 2010 and 22.62 at December 31, 2009 under the senior notes. In addition, we would have been permitted to make additional restricted payments in the amount of approximately $67 million at September 30, 2010 and $84 million at December 31, 2009 under the senior notes.

The more restrictive and significant financial covenants under the revolving credit facility include:

•	Minimum consolidated net worth as defined in Section 6.3 of the revolving credit facility;

•	A minimum fixed charge coverage ratio of 1.15; and

•	A maximum leverage ratio of 3.50.

Our consolidated net worth, as defined, exceeded the minimum requirement under the revolving credit facility by approximately $61 million at September 30, 2010 and approximately $102 million at December 31, 2009. Also at September 30, 2010, the fixed charge coverage ratio was 5.58 and the leverage ratio was 0.84, while at December 31, 2009 the fixed charge coverage ratio was 5.43 and the leverage ratio was 0.91.

As a percentage of total capitalization (total debt and shareholders’ equity), our total debt percentage decreased from 35.3% at the end of 2009 to 33.1% at September 30, 2010. The change in the percentage was primarily the result of the decrease in debt, as well as increase in shareholders’ equity. The increase in shareholders’ equity reflects our earnings, partially offset by the impact of dividend payments and the repurchase of our common stock. Normally, we repay any outstanding long-term debt with cash from operations or refinancing activities.

Foundry Park I Mortgage Loan Agreement and Interest Rate Swap

On January 28, 2010, Foundry Park I entered into a mortgage loan agreement in the amount of $68.4 million. The loan, which is collateralized by the Foundry Park I office building, is for a period of five years, with two thirteen-month extension options. NewMarket Corporation is fully guaranteeing the loan. The mortgage loan bears interest at a variable rate of LIBOR plus a margin of 400 basis points, with a minimum LIBOR of 200 basis points. Concurrently with the closing of the mortgage loan, Foundry Park I obtained an interest rate swap to effectively convert the variable interest rate of the loan to a fixed interest rate by setting LIBOR at 2.642% for five years. The interest rate swap is discussed in Note 10. Principal payments on the loan are being made monthly based on a 15-year amortization schedule, with all remaining amounts due in five years, unless we exercise the extension option.

Interest Rate Lock Agreement and Goldman Sachs Interest Rate Swap

We financed the construction loan for the Foundry Park I project to construct an office building for MeadWestvaco Corporation through a group of banks. Prior to commencing construction, we took actions to identify the possible permanent lending source after construction. To that end, Foundry Park I entered into an Application with Principal dated February 26, 2007, which outlined the terms and conditions under which Principal would provide permanent, fixed-rate financing in the maximum amount of $116,000,000 amortized over 25 years with all amounts due 13.5 years after the date of the loan. The Application was not a loan commitment due to the then lengthy time period of thirty-four months until the completion of the building. In order to obtain a fixed-rate loan, we entered into a rate lock agreement with Principal dated February 26, 2007. Principal simultaneously entered into a hedge with a third party based mainly on the forward rates of ten-year Treasuries. We were not a party to that hedging agreement. Under the rate lock agreement, we agreed to post a deposit with Principal and to increase the amount of that deposit if the exposure to Principal on their hedge increased.

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

Intangibles (Net of Amortization) and Goodwill

We have certain identifiable intangibles, as well as goodwill, amounting to $48.7 million at September 30, 2010. This amount includes approximately $9.9 million related to the Polartech acquisition earlier in 2010. These intangibles relate to our petroleum additives business and, except for the goodwill, are being amortized over periods with up to approximately twenty years of remaining life. We continue to assess the market related to these intangibles, as well as their specific values, and have concluded the values and amortization periods are appropriate. We also evaluate these intangibles for any potential impairment when significant events or circumstances occur that might impair the value of these assets. These evaluations continue to support the value at which these identifiable intangibles are carried on our financial statements. However, if conditions were to substantially deteriorate in this market, it could possibly cause a reduction in the periods of the amortization charge or result in a noncash write-off of a portion of the intangibles’ carrying value. A reduction in the amortization period would have no effect on cash flows. We do not anticipate such a change in the market conditions.

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

Recently Issued Accounting Pronouncements

For a full discussion of the more significant pronouncements which may impact our financial statements, see Note 14.

Outlook

We are very pleased with the performance of our businesses during the first nine months of 2010. We began the year with solid results built upon a diverse product offering, customer base, and geographical presence. Our margins are good, and we continue to demonstrate our ability to adjust our prices to compensate for increases in raw material costs. We believe the overall demand for petroleum additive products has recovered from recessionary effects and are now at levels consistent with normal market demands. Our technology is strong, and we are well-positioned to help our customers transition to GF-5, the new passenger car motor oil specification that is being introduced in North America. Our project to expand our supply chain capabilities in the Far East has progressed well, and we are now shipping product from this location. We expect to continue to perform well in the fourth quarter, subject to the normal fluctuations associated with this business.

While we are integrating Polartech into our business this year, we continue to have acquisitions as the highest priority for the use of our cash and borrowing capacity. Our primary focus for acquisitions remains in the petroleum additives industry, as we believe this will have the highest probability for success. Within petroleum additives, industrial lubricant additives and fuel additives are our main focus. We will also continue to evaluate alternative uses of our cash to enhance shareholder value, including stock repurchases and dividends.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Other than obtaining a mortgage loan and the entry into a related interest rate swap, there have been no significant changes in our market risk from the information provided in the 2009 Annual Report.

On January 28, 2010, Foundry Park I entered into a mortgage loan agreement in the amount of $68.4 million, which bears interest at a variable rate of LIBOR plus a margin of 400 basis points. Concurrently with the closing of the mortgage loan, Foundry Park I obtained an interest rate swap to effectively convert the variable interest rate of the loan to a fixed interest rate by setting LIBOR at 2.642% for five years. Accordingly, in combination, there is no interest rate risk associated with the mortgage loan and related interest rate swap, other than the change in the value of the interest rate swap due to changes in the yield curve. Any change in fair value is recognized immediately in accumulated other comprehensive income, to the degree of effectiveness of the swap. With other variables held constant, a hypothetical 50 basis point adverse parallel shift in the LIBOR yield curve would have resulted in an increase of approximately $1.3 million in the fair value liability of the mortgage loan interest rate swap at September 30, 2010.

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

We have formed a Financial Disclosure Committee (the committee), which is made up of the president of Afton, the general counsel of NewMarket, and the controller of NewMarket. The committee, as well as regional management, makes representations with regard to the financial statements that, to the best of their knowledge, the report does not contain any misstatement of a material fact or omit a material fact that is necessary to make the statements not misleading with respect to the periods covered by the report.

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

There has been no change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On July 23, 2010, Afton Chemical Corporation and NewMarket Corporation filed a complaint in Federal District Court in Richmond, Virginia against Innospec Inc. (Innospec). The complaint alleges that Innospec violated the Robinson-Patman Act, the Sherman Act, the Virginia Antitrust Act and Virginia Business Conspiracy Act based on the disclosures that Innospec recently made in its plea agreements with the U.S. Department of Justice and the Securities and Exchange Commission, as well as the UK Serious Fraud Office. In those agreements, Innospec pled guilty to violating the Foreign Corrupt Practices Act by bribing government officials in Iraq and Indonesia. Innospec paid the bribes to secure the sale of its product and to exclude NewMarket’s product in Iraq and Indonesia. Afton Chemical Corporation and NewMarket Corporation are seeking treble damages, all reasonable attorneys’ fees, expenses, and costs for injuries sustained as a result of these bribes.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On July 31, 2008, our Board of Directors approved a share repurchase program that authorized management to repurchase up to $100 million of NewMarket Corporation’s outstanding common stock until December 31, 2010, as market conditions warrant and covenants under our existing agreements permitted. We could conduct the share repurchases in the open market and in privately negotiated transactions. The repurchase program did not require NewMarket to acquire any specific number of shares and could be terminated or suspended at any time. The 2008 repurchase program was terminated on July 21, 2010.

Also, on July 21, 2010, our Board of Directors approved a new share repurchase program authorizing management to repurchase up to $200 million of NewMarket Corporation’s outstanding common stock until December 31, 2012, as market conditions warrant and covenants under our existing agreements permit. We may conduct the share repurchases in the open market and in privately negotiated transactions. The repurchase program does not require NewMarket to acquire any specific number of shares and may be terminated or suspended at any time. Approximately $190 million remained available under the 2010 authorization at September 30, 2010. The following table outlines the purchases during the third quarter 2010 under this authorization.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31	0	n/a	n/a	$200,000,000
August 1 to August 31	98,903	$98.57	98,903	$190,250,639
September 1 to September 30	0	n/a	n/a	$190,250,639
Total	98,903	$98.57	98,903	$190,250,639

ITEM 6.	Exhibits

Exhibit 3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form 10-K (File No. 1-32190) filed March 14, 2005)

Exhibit 3.2	NewMarket Corporation Bylaws Amended and Restated effective April 23, 2009 (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 1-32190) filed February 23, 2009)

Exhibit 31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald

Exhibit 31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by David A. Fiorenza

Exhibit 32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald

Exhibit 32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David A. Fiorenza

Exhibit 101	XBRL Instance Document and Related Items

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMARKET CORPORATION
(Registrant)

Date: October 29, 2010	By: /s/ D. A. Fiorenza
David A. Fiorenza
Vice President and
Treasurer
(Principal Financial Officer)

Date: October 29, 2010	By: /s/ Wayne C. Drinkwater
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