Form 10-K
period 2010-12-31
NEWMARKET CORP
filed 2011-02-22
CIK 1282637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter): $959,654,571*

Number of shares of Common Stock outstanding as of January 31, 2011: 13,887,090

DOCUMENTS INCORPORATED BY REFERENCE

Portions of NewMarket Corporation’s definitive Proxy Statement for its 2011 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 are incorporated by reference into Part III of this Annual Report on Form 10-K.

*	In determining this figure, an aggregate of 3,398,562 shares of Common Stock as beneficially owned by Bruce C. Gottwald and members of his immediate family have been excluded and treated as shares held by affiliates. See Item 12. The aggregate market value has been computed on the basis of the closing price in the New York Stock Exchange Composite Transactions on June 30, 2010 as reported by The Wall Street Journal.

Form 10-K

PART I

ITEM 1.	BUSINESS

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

As a specialty chemicals company, Afton develops, manufactures, and blends highly formulated fuel and lubricant additive packages, and markets and sells these products worldwide. Afton is one of the largest lubricant and fuel additives companies worldwide. Lubricant and fuel additives are necessary products for efficient maintenance and reliable operation of all vehicles and machinery. From custom-formulated chemical blends to market-general additive components, we believe Afton provides customers with products and solutions that make fuels burn cleaner, engines run smoother, and machines last longer.

Through an open, flexible, and collaborative style, Afton works closely with its customers to understand their business and help them meet their goals. This has allowed Afton to develop long-term relationships with its customers in every major region of the world, which Afton serves through eleven manufacturing facilities across the globe.

With over 350 employees in research and development, Afton is dedicated to developing chemical formulations that are tailored to the customers’ and the end-users’ specific needs. Afton’s portfolio of technologically-advanced, value-added products allows it to provide a full range of products and services to its customers.

Ethyl provides contract manufacturing services to Afton and to third parties and is also one of the primary marketers of TEL in North America.

NewMarket Development Corporation manages the property and improvements that we own on a site in Richmond, Virginia consisting of approximately 64 acres. We have our corporate offices on this site, as well as a research and testing facility, the office complex we constructed for Foundry Park I, LLC (Foundry Park I), a wholly-owned subsidiary of NewMarket Development, and several acres dedicated to other uses. We are currently exploring various development opportunities for portions of the property as the demand warrants. This effort is ongoing in nature, as we have no specific timeline for any future developments.

We were incorporated in the Commonwealth of Virginia in 2004. Our principal executive offices are located at 330 South Fourth Street, Richmond, Virginia, and our telephone number is (804) 788-5000. We employed 1,527 people at the end of 2010.

Business Segments

Our business is composed of two segments, petroleum additives and real estate development. The petroleum additives segment is primarily represented by Afton and the real estate development segment is represented by

Foundry Park I. The TEL business of Ethyl is reflected in the “All other” category. All of these are discussed below.

Petroleum Additives—Petroleum additives are used in lubricating oils and fuels to enhance their performance in machinery, vehicles, and other equipment. We manufacture chemical components that are selected to perform one or more specific functions and combine those chemicals with other components to form additive packages for use in specified end-user applications. The petroleum additives market is an international marketplace, with customers ranging from oil companies and refineries to original equipment manufacturers (OEMs) and other specialty chemical companies. The products offered by the petroleum additives segment are sold to common customers, are served by the same plants, share common components or building blocks, and are supported with a common sales, as well as research and development, workforce.

We believe our success in the petroleum additives market is largely due to our ability to bring value to our customers through our products and our open, flexible, and collaborative working style. We accomplish this by understanding their needs and applying our technical capabilities, formulation expertise, broadly differentiated product offerings, and global distribution capabilities to meet those needs. We invest significantly in research and development in order to meet our customers’ needs, and to adapt to the rapidly changing environment for new and improved products and services.

We view the petroleum additives marketplace as being comprised of two broad product groupings: lubricant additives and fuel additives. Lubricant additives are highly formulated chemical products that improve the efficiency, durability, performance, and functionality of mineral oils, synthetic oils, and biodegradable fluids, thereby enhancing the performance of machinery and engines. Fuel additives are chemical components and products that improve the refining process and performance of gasoline, diesel, biofuels, and other fuels, resulting in lower fuel costs, improved vehicle performance, reduced tailpipe or smokestack emissions, and improved power plant efficiency.

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

Lubricants are used in nearly every piece of operating machinery from heavy industrial equipment to vehicles. Lubricants provide a layer of protection between moving mechanical parts. Without this layer of protection, the normal functioning of machinery would not occur. Effective lubricants reduce downtime, prevent accidents, and increase efficiency. Specifically, lubricants serve the following main functions:

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

We are one of the leading global suppliers of specially formulated lubricant additives that combine some or all of the components described above to develop our products. Our products are highly formulated, complex chemical compositions derived from extensive research and testing to ensure all additive components work together to provide the intended results. Our products are engineered to meet specifications prescribed by either the industry generally or a specific customer. Purchasers of lubricant additives tend to be oil companies, distributors, refineries, and compounders/blenders.

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

Engine Oil Additives—The largest submarket within the lubricant additives marketplace is engine oil additives, which we estimate represents approximately 70% of the overall lubricant additives market volume. The engine oils market’s primary customers include consumers, service dealers, and OEMs. The extension of drain intervals has generally offset increased demand due to higher vehicle population and more miles driven. The primary functions of engine oil additives are to reduce friction, prevent wear, control formation of sludge and oxidation, and prevent rust. Engine oil additives are typically sold to lubricant manufacturers who combine them with a base oil fluid to meet internal, industry, and OEM specifications.

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

Driveline Additives—The driveline additives submarket is comprised of additives designed for products such as transmission fluids (TF), gear oils, and off-road fluids. This submarket shares in the 30% of the market not covered by engine oils. TF primarily serve as the power transmission and heat transfer medium in the area of the transmission where the torque of the drive shaft is transferred to the gears of the vehicle. Gear oil additives lubricate gears, bearings, clutches, and bands in the gear-box and are used in vehicles, off-highway, hydraulic, and marine equipment. Other products in this area include hydraulic transmission fluids, universal tractor fluids, power steering fluids, shock absorber fluids, gear oils, lubricants for heavy machinery, and vehicle greases. These products must conform to highly prescribed specifications developed by vehicle OEMs for specific models or designs. These additives are generally sold to oil companies and often ultimately sold to vehicle OEMs for new vehicles (factory-fill). End-products are also sold to service dealers for aftermarket servicing (service-fill), as well as retailers and distributors.

Key drivers of the driveline additives marketplace are the number of vehicles manufactured, drain intervals for TF and gear applications, changes in engine and transmission design and temperatures, and specification changes driven by the OEMs.

Industrial Additives—The industrial additives submarket is comprised of additives designed for products for industrial applications such as hydraulic fluids, grease, industrial gear fluids, industrial specialty applications, and metalworking additives. This submarket also shares in the 30% of the market not covered by engine oils. These products must conform to industry specifications, OEM requirements and/or application and operating environment demands. Industrial additives are generally sold to oil companies, service dealers for after-market servicing, and distributors.

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

In the lubricant additives submarket of petroleum additives, our major competitors are The Lubrizol Corporation, Infineum (a joint venture between ExxonMobil Chemical and Royal Dutch Shell plc), and Chevron Oronite Company LLC. There are several other suppliers in the worldwide market who are competitors in their particular product areas.

The fuel additives submarket is fragmented and characterized by many competitors. While we participate in many facets of the fuel additives market, our competitors tend to be more narrowly focused. In the gasoline detergent market, we compete mainly against BASF AG, Chevron Oronite Company LLC, and The Lubrizol Corporation; in the cetane improver market, we compete mainly against Innospec, Inc. (Innospec), Eurenco, and EPC - U.K.; and in the diesel markets, we compete mainly against The Lubrizol Corporation, Infineum, BASF AG, and Innospec. We also compete against other regional competitors in the fuel additives marketplace.

The competition among the participants in these industries is characterized by the need to provide customers with cost effective, technologically-capable products that meet or exceed industry specifications. The need to continually increase technology performance and lower cost through formulation technology and cost improvement programs is vital for success in this environment.

Real Estate Development—The real estate development segment represents the operations of Foundry Park I.

In January 2007, Foundry Park I entered into a Deed of Lease Agreement with MeadWestvaco Corporation (MeadWestvaco) under which it is leasing an office building which we have constructed on approximately three acres. The construction of the building was completed in late 2009 and was to the specifications of MeadWestvaco, which is using the building as its corporate headquarters. The rental income to us began in 2010. The lease term is for a period of 13 1/2 years with rent based upon a factor of the final project cost.

Foundry Park I obtained financing, which was due in August 2010 and which was guaranteed by NewMarket Corporation, for the construction phase. In early 2010, we secured a five year loan on the property. We used the proceeds from this loan together with cash on hand to repay the construction loan. Further information on our financing of the project and the related interest rate swap agreements is in Notes 12 and 16 (when we make a reference to Notes, we mean the Notes to Consolidated Financial Statements included herein). None of these agreements impacts the terms of the lease with MeadWestvaco. During 2007, 2008, and 2009, we capitalized the costs of the project, as well as the financing expenses.

We are currently exploring various development opportunities for other portions of the property we own, as the demand warrants. This search is ongoing in nature, as we have no specific timeline for any future developments.

All Other—The “All other” category includes the continuing operations of the TEL business (primarily sales of TEL in North America), as well as certain contract manufacturing Ethyl provides to Afton and to third parties. Ethyl manufacturing facilities include our Houston, Texas and Sarnia, Ontario, Canada plants. Both the Houston and Sarnia plants manufacture a significant amount of petroleum additives products for Afton. The Houston plant is substantially dedicated to petroleum additives manufacturing and produces both lubricant additives and fuel additives. The Sarnia plant is completely dedicated to petroleum additives manufacturing and produces fuel additives. The financial results of the petroleum additives production by the Ethyl manufacturing facilities are reflected in the petroleum additives segment results. The “All other” category financial results include a service fee charged by Ethyl for its production services to Afton. Our remaining manufacturing facilities are part of Afton and produce both lubricant additives and fuel additives.

Raw Materials and Product Supply

We use a variety of raw materials and chemicals in our manufacturing and blending processes and believe the sources of these are adequate for our current operations. The primary raw materials for Afton are base oil, polyisobutylene, antioxidants, alcohols, solvents, sulfonates, friction modifiers, olefins, and copolymers.

As the performance requirements of our products become more complex, we often work with highly specialized suppliers. In some cases, we source from a single supplier. In cases where we decide to source from a single supplier, we manage our risk by maintaining safety stock of the raw material, qualifying alternate supply, or identifying a backup position. The backup position could take additional time to implement, but we are confident we can ensure continued supply for our customers. We continue to monitor the raw material supply situation and will adjust our procurement strategies as conditions require.

Research, Development, and Testing

Research, development, and testing (R&D) provides technologies and performance based solutions for the petroleum additives market. We develop products through a combination of chemical synthesis, formulation, engineering design and performance testing. In addition to products, R&D provides our customers with product differentiation and technical support to assure total customer satisfaction.

We are committed to providing the most advanced products, comprehensive testing programs, creative solutions, and superior technical support to our customers and to OEMs worldwide. R&D expenditures, which totaled $91 million in 2010, $86 million in 2009, and $82 million in 2008, are expected to grow again in 2011 in support of our core technology areas. Afton continues to increase globally our internal testing, research, and customer support capabilities in support of our goals of providing market driven technical leadership and performance based differentiation.

In 2010, we successfully launched effective new technologies for multiple new engine oil categories including ILSAC GF-5, ACEA 2008, and General Motor’s new engine oil specification, dexos1™. Research in the engine oil area continues to increase with a focused approach to develop next generation technologies capable of meeting new performance standards and to provide our customers with marketing differentiation.

We continue to provide leading technology in the fuel additives area. New products were developed and launched in all product lines including gasoline performance additives, diesel performance additives and finished fuel additives. Research is focused on the development of new technologies that exceed the changing needs of modern engine fueling systems and changing fuel properties, as well as addressing the growing need for increased fuel economy and emissions reduction. In addition, we continued to maintain close interactions with regulatory, industry, and OEM leaders to guide our development of future fuel additive technologies based on well-defined market needs.

Our industrial additives product slate continued to expand with the development of new products in multiple areas including hydraulic fluids, grease, industrial gear oils, turbine oils, and metal working fluid additives. Research is focused on the development of technologies that will provide differentiation to our customers in multiple performance areas including equipment life and energy efficiency.

Technology development continued at a rapid pace in our driveline product lines. This included the development of new products, components, and technology for the expanding line-up of transmission types and the increasing need for fuel efficiency and performance durability in both transmission and axle systems. Afton’s state-of-the art testing capabilities are enabling customized research in all areas of performance needed by both OEMs and tier one suppliers. Our leading-edge capabilities and fundamental understanding in the areas of friction control, energy efficiency, and wear/pitting prevention were used to set the stage for next generation products in all driveline areas including both factory fill and service fill sectors.

Intellectual Property

Our intellectual property, including our patents, licenses, and trademarks, is an important component of our business. We actively protect our inventions, new technologies, and product developments by filing patent applications or maintaining trade secrets. We currently own approximately 1,400 issued or pending United States and foreign patents. In addition, we have acquired the rights under patents and inventions of others through licenses or otherwise. We take care to respect the intellectual property rights of others and we believe our products do not infringe upon those rights. We vigorously participate in patent opposition proceedings around the world, where necessary, to secure a technology base free of infringement. We believe our patent position is strong, aggressively managed, and sufficient for the conduct of our business.

We also have several hundred trademark registrations throughout the world for our marks, including NewMarket®, Afton Chemical®, Ethyl®, mmt®, HiTEC®, TecGARD®, GREENBURN®, Passion for Solutions®, CleanStart®, Polartech®, and BioTEC®, as well as several pending trademark and service mark applications, including Axcel™ and 24/7 QuickResponseSM.

Commitment to Environmental and Safety Excellence

We are committed to continuous improvement and vigilant management of the health and safety of our employees, customers, and the communities in which we operate, as well as the stewardship of the environment. One way our companies demonstrate this is through our commitment to the Guiding Principles of the American Chemistry Council (ACC) Responsible Care® program. Both Afton and Ethyl have implemented Responsible Care Management Systems (RCMS®) at their U.S. headquarters and most facilities. Our implementation of RCMS was certified by an independent auditing process as established by the ACC as a requirement of membership. Additionally, Afton’s Feluy, Belgium plant was certified to the environmental standard ISO 14001. Afton’s Sauget, Illinois plant also continues to be an OSHA Star VPP (Voluntary Protection Program) location.

Safety and environmental responsibility are a way of life at NewMarket—enhancing operations, the way we work, and the relationships we maintain with our employees, customers, supply chain partners, and the communities in which we operate. Our executive management meetings begin with a review of our environmental and safety performance.

Our objective is to establish a culture where our employees understand that good environmental and safety performance is good business and understand that environmental compliance and safety is their personal responsibility.

Our worldwide injury/illness recordable rate (which is the number of injuries per 200,000 hours worked) in 2010 was 0.64. The rate in 2009 was 0.66 and the 2008 rate was 0.84. We plan to continue to demonstrate our safety-first culture with continuous improvement in our safety record. This represents a focused effort by all of our employees. We are extremely proud of our accomplishments in the safety area, especially when compared to safety records in other industries.

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

Total gross liabilities accrued at year-end for environmental remediation were $22.5 million for 2010 and $22.0 million for 2009. In addition to the accruals for environmental remediation, we also had accruals for dismantling and decommissioning costs of $500 thousand at both December 31, 2010 and December 31, 2009.

As new technology becomes available, it may be possible to reduce accrued amounts. While we believe that we are fully accrued for known environmental issues, it is possible that unexpected future costs could have a significant financial impact on our financial position and results of operations.

We spent approximately $18 million in 2010 and $17 million in both 2009 and 2008 for ongoing environmental operating and clean-up costs, excluding depreciation of previously capitalized expenditures. These environmental operating and clean-up expenses are included in cost of goods sold.

For capital expenditures on pollution prevention and safety projects, we spent $7 million in 2010, $5 million in 2009, and $7 million in 2008.

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

In 2000, the Environmental Protection Agency (EPA) named us as a PRP for the clean-up of soil and groundwater contamination at the Sauget Area 2 Site in Sauget, Illinois. Without admitting any fact, responsibility, fault, or liability in connection with this site, we are participating with other PRPs in site investigations and feasibility studies. The Sauget Area 2 Site PRPs received notice of approval from the EPA of their October 2009 Human Health Risk Assessment. Additionally, the PRPs have submitted their Feasibility Study (FS) to the EPA Remedy review board. We have accrued our estimated proportional share of the expenses for the FS, as well as our best estimate of our proportional share of the remediation liability proposed in our ongoing discussions and submissions with the agencies involved. We do not believe there is any additional information available as a basis for revision of the liability that we have established. The amount accrued for this site is not material. We also have several other sites where we are in the process of environmental remediation and monitoring. See Note 18.

Geographic Areas

We have operations in the United States, Europe, Asia, Latin America, Australia, India, the Middle East, and Canada. The economies are stable in the countries where we do most of our business. In countries with more political or economic uncertainty, we generally minimize our risk of loss by utilizing U.S. Dollar-denominated transactions, letters of credit, and prepaid transactions. Our foreign customers consist of financially viable government organizations, as well as both large and smaller companies.

The table below reports revenues and long-lived assets by geographic area. Except for the United States, no country exceeded 10% of revenue or long-lived assets during any year. We assign revenues to geographic areas based on the location to which the product was shipped to a third-party. The change in revenues during the three-year period is discussed more fully in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Geographic Areas

(in millions of dollars)

	2010	2009	2008
Revenue
United States	$651	$605	$625
Foreign	1,146	925	992

Consolidated revenue	$1,797	$1,530	$1,617

Long-lived assets (a)
United States	$256	$257	$213
Foreign	78	45	29

Total long-lived assets	$334	$302	$242

(a)	Long-lived assets include property, plant, and equipment, net of depreciation.

Net sales to one customer of our petroleum additives segment exceeded 10% of consolidated revenue in 2010, 2009, and 2008. Sales to Royal Dutch Shell plc and its affiliates (Shell) amounted to $217 million (12% of consolidated revenue) in 2010, $232 million (15% of consolidated revenue) in 2009, and $261 million (16% of consolidated revenue) in 2008. These sales represent a wide-range of products sold to this customer in multiple regions of the world.

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

Executive Officers of the Registrant

The names and ages of all executive officers as of February 22, 2011 follow.

Name	Age	Positions
Thomas E. Gottwald	50	President and Chief Executive Officer (Principal Executive Officer)
David A. Fiorenza	61	Vice President and Treasurer (Principal Financial Officer)
Steven M. Edmonds	58	Vice President—General Counsel
Bruce R. Hazelgrove, III	50	Vice President—Corporate Resources
Wayne C. Drinkwater	64	Controller (Principal Accounting Officer)
M. Rudolph West	57	Secretary
C. S. Warren Huang	61	President, Afton Chemical Corporation

Our officers, at the discretion of the Board of Directors, hold office until the meeting of the Board of Directors following the next annual shareholders’ meeting. All of the officers have served in these capacities with NewMarket for at least the last five years.

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

Our future business success will depend upon our ability to maintain and enhance our technological capabilities, develop and market products and applications that meet changing customer needs, and successfully anticipate or respond to technological changes on a cost-effective and timely basis. Our industry is characterized by frequent changes in industry performance standards, which affect the amount and timing of our research and development costs and other technology-related costs. As a result, the life cycle of our products is often hard to predict. Further, technological changes in some or all of our customers’ products or processes may make our products obsolete. Our inability to maintain a highly qualified technical workforce or their inability to anticipate, respond to, or utilize changing technologies could have a material adverse effect on our results of operations, financial condition, and cash flow in any given period.

•	Our failure to protect our intellectual property rights could adversely affect our future performance and growth.

Protection of our proprietary processes, methods, compounds, and other technologies is important to our business. We depend upon our ability to develop and protect our intellectual property rights to distinguish our products from those of our competitors. Failure to protect our existing intellectual property rights may result in the loss of valuable technologies or having to pay other companies for infringing on their intellectual property rights. We rely on a combination of patent, trade secret, trademark, and copyright law, as well as judicial enforcement, to protect such technologies. We currently own approximately 1,400 issued and pending U.S. and foreign patents. Some of these patents are licensed to others. In addition, we have acquired the rights under patents and inventions of others through licenses or otherwise. We have developed, and may in the future develop, technologies with universities or other academic institutions, or with the use of government funding. In such cases, the academic institution or the government may retain certain rights to the developed intellectual property. We also own several hundred trademark and service mark registrations throughout the world for our marks, including NewMarket®, Afton Chemical®, Ethyl®, HiTEC®, TecGARD®, GREENBURN® BioTEC®, Passion for Solutions®, CleanStart®, Polartech®, and mmt®, as well as pending trademark and service mark applications, including Axcel™ and 24/7 QuickResponseSM. In the event that we are unable to continue using certain of our marks, we may be forced to rebrand our products, which could result in the loss of brand recognition, and could require us to devote resources to advertise and market brands. In particular, the loss of our HiTEC® mark would have a material adverse effect on our business.

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

Chemical-related assets may be at greater risk of future terrorist attacks than other possible targets in the United States and throughout the world. Federal legislation has imposed significant new site security requirements, specifically on chemical manufacturing facilities, that will require an estimated $2 million to $3 million in capital expenditures over the next two years at our manufacturing facilities and increase our annual overhead expenses. Federal regulations have also been enacted to increase the security of the transportation of hazardous chemicals in the United States. Further regulations could be enacted in the future, which could result in additional costs.

The occurrence of extraordinary events, including future terrorist attacks and the outbreak or escalation of hostilities, cannot be predicted, but their occurrence can be expected to affect negatively the economy in general, and specifically the markets for our products. The resulting damage from a direct attack on our assets or assets used by us could include loss of life and property damage. In addition, available insurance coverage may not be sufficient to cover all of the damage incurred or, if available, may be prohibitively expensive.

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

We utilize a variety of raw materials in the manufacture of our products, including base oil, polyisobutylene, antioxidants, alcohols, solvents, sulfonates, friction modifiers, olefins, and copolymers. Our profitability is sensitive to changes in the costs of these materials caused by changes in supply, demand or other market conditions, over which we have little or no control. Political and economic conditions in the Middle East and Latin America have caused, and may continue to cause, the cost of our raw materials to fluctuate. War, armed hostilities, terrorist acts, civil unrest, or other incidents may also cause a sudden or sharp increase in the cost of our raw materials. We cannot assure you that we will be able to pass on to our customers any future increases in raw material costs in the form of price increases for our products.

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

In 2010, sales to customers outside of the United States accounted for over 60% of consolidated revenue. We do business in all major regions of the world, some of which do not have stable economies or governments. In particular, we sell and market products in countries experiencing political and economic instability in the Middle East, Asia Pacific, and Latin America. Our international operations are subject to international business risks, including unsettled political conditions, expropriation, import and export restrictions, increases in royalties, exchange controls, national and regional labor strikes, taxes, government royalties, inflationary economies and currency exchange rate fluctuations, and changes in laws and policies governing operations of foreign-based companies (such as restrictions on repatriation of earnings or proceeds from liquidated assets of foreign subsidiaries). The occurrence of any one or a combination of these factors may increase our costs or have other adverse effects on our business.

•	We are exposed to fluctuations in foreign exchange rates, which may adversely affect our results of operations.

We conduct our business in the local currency of most of the countries in which we operate. The financial condition and results of operations of our foreign operating subsidiaries are reported in the relevant local currency and then translated to U.S. Dollars at the applicable currency exchange rate for inclusion in our consolidated financial statements. Changes in exchange rates between these foreign currencies and the U.S. Dollar will affect the recorded levels of our assets and liabilities, as well as our revenues, costs, and operating margins. The primary foreign currencies in which we have exchange rate fluctuation exposure are the European Union Euro, British Pound Sterling, Japanese Yen, and Canadian Dollar. Exchange rates between these currencies and the U.S. Dollar have fluctuated significantly in recent years and may do so in the future.

•	Political, economic, and regulatory factors concerning one of our products, mmt®, could adversely affect our sales of mmt®.

The United States EPA studied mmt® and determined that it does not cause or contribute to the failure of vehicle emission systems. The Canadian government has made similar findings. The EPA also required, under certain provisions of the Clean Air Act, additional testing to fill some data gaps, including potential risks to public health. The final report for the mmt® Alternative Tier 2 Health Testing Program was accepted and requirements of the mandated program were deemed to have been met with submission of a June 2009 report to the EPA. No change in current determinations has been made. In December 2003, the government of Canada released its “Proposed Framework for an

Independent Third-Party Review of New Information on the Effects of mmt® Vehicle Emissions.” In its proposal, the Canadian government provided no timetable for the commencement or completion of the review, and to date, the government of Canada has not initiated the review.

The European Union (EU) finalized the latest version of the EU Fuel Quality Directive in December 2008, rejecting a proposed ban on mmt® by the European Parliament’s Environmental Committee but implementing interim use limits and labeling requirements while a scientific risk assessment on metallic additives is carried out. A legal challenge initiated by Afton, seeking removal of these limits and labeling requirements while a risk assessment is underway, was rejected in 2010. The EU has not yet initiated a risk assessment for metallic additives.

Certain industry and other interest groups continue to urge greater regulation of all metal-based gasoline additives, including mmt®. These industry groups include the Alliance of Automobile Manufacturers (AAM), the Association of International Automobile Manufacturers, and the Canadian Vehicle Manufacturers’ Association, who allege generally that metallic additives impair the proper operation of vehicle emission control systems. Increased government regulation of mmt®, if it occurs, or additional studies evaluating metallic additives, even if government regulation does not occur, could have a material adverse effect on our sales of mmt®.

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

In order to obtain regulatory approval of certain new products, we must, among other things, demonstrate to the relevant authority that the product is safe and effective for its intended uses and that we are capable of manufacturing the product in accordance with current regulations. The process of seeking approvals can be costly, time consuming, and subject to unanticipated and significant delays. There can be no assurance that approvals will be granted to us on a timely basis, or at all. Any delay in obtaining, or any failure to obtain or maintain, these approvals would adversely affect our ability to introduce new products and to generate sales from those products.

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

Our business and our customers are subject to significant regulations under the European Commission’s Registration, Evaluation and Authorization of Chemicals (REACH) regulation. REACH became effective on June 1, 2007. It imposes obligations on European Union manufacturers and importers of chemicals and other products into the European Union to compile and file comprehensive reports, including testing data, on each chemical substance, perform chemical safety assessments, and obtain pre-market authorization with respect to certain substances of particularly high concern. The regulation imposes significant additional burdens on chemical producers and importers, and, to a lesser extent, downstream users of chemical substances and preparations. Our manufacturing presence and sales activities in the European Union will require us to incur significant additional compliance costs.

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

•	we may incur losses, which could be material, under the Goldman Sachs interest rate swap agreement. See Note 16 for further information on the interest rate swap.

•	We may not be able to complete recent or future acquisitions or successfully integrate recent or future acquisitions into our business, which could result in unanticipated expenses and losses.

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

•	Our financial results will vary according to the timing of customer orders and other external factors, which complicates your ability to gauge our performance.

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

•	We could be required to make additional contributions to our pension plans, which may be underfunded due to any underperformance of the equities markets.

Our pension plan asset allocation is predominantly weighted towards equities. Cash contribution requirements to our pension plans are sensitive to changes in our plans’ actual return on assets. Reductions in our plans’ return on assets due to poor performance of the equities markets could cause our pension plans to be underfunded and require us to make additional cash contributions.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal operating properties are shown below. Unless indicated, we own the research, development, and testing facilities and manufacturing properties, which primarily support the petroleum additives business segment.

Research, Development, and Testing	Richmond, Virginia Bracknell, England (leased) Manchester, England Tsukuba, Japan Ashland, Virginia (leased) Shanghai, China (leased)

Manufacturing and Distribution

Bedford Park, Illinois (lubricant additives)

Feluy, Belgium (lubricant additives)

Houston, Texas (lubricant and fuel additives; also TEL storage and distribution)

Hyderabad, India (lubricant additives)

Manchester, England (lubricant additives)

Orangeburg, South Carolina (fuel additives)

Port Arthur, Texas (lubricant additives)

Rio de Janeiro, Brazil (petroleum additives storage and distribution; leased)

Sarnia, Ontario, Canada (fuel additives)

Sauget, Illinois (lubricant and fuel additives)

Suzhou, China (lubricant additives)

We own our corporate headquarters located in Richmond, Virginia, and generally lease our regional and sales offices located in a number of areas worldwide.

NewMarket Development Corporation manages the property and improvements that we own on a site in Richmond, Virginia consisting of approximately 64 acres. We have our corporate offices on this site, as well as a research and testing facility, the office complex we constructed for Foundry Park I, and several acres dedicated to other uses. We are currently exploring various development opportunities for portions of the property as the demand warrants. This effort is ongoing in nature, as we have no specific timeline for any future developments.

In January 2007, Foundry Park I entered into a Deed of Lease Agreement with MeadWestvaco under which it is leasing the office building which we constructed on approximately three acres.

Production Capacity

We believe our plants and supply agreements are sufficient to meet expected sales levels. Operating rates of the plants vary with product mix and normal sales swings. We believe that our facilities are well maintained and in good operating condition.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in legal proceedings that are incidental to our business and include administrative or judicial actions seeking remediation under environmental laws, such as Superfund. Some of these legal proceedings relate to environmental matters and involve governmental authorities. For further information, see “Environmental” in Part I, Item 1.

While it is not possible to predict or determine with certainty the outcome of any legal proceeding, we believe the outcome of any of these proceedings, or all of them combined, will not result in a material adverse effect on our consolidated financial condition or results of operations.

On July 23, 2010, Afton Chemical Corporation and NewMarket Corporation filed a complaint in Federal District Court in Richmond, Virginia against Innospec. The complaint alleges that Innospec violated the Robinson-Patman Act, the Sherman Act, the Virginia Antitrust Act and Virginia Business Conspiracy Act based on the disclosures that Innospec recently made in its plea agreements with the U.S. Department of Justice and the Securities and Exchange Commission, as well as the UK Serious Fraud Office. In those agreements, Innospec pled guilty to violating the Foreign Corrupt Practices Act by bribing government officials in Iraq and Indonesia. Innospec paid the bribes to secure the sale of its product and to exclude NewMarket’s product in Iraq and Indonesia. Afton Chemical Corporation and NewMarket Corporation are seeking treble damages, all reasonable attorneys’ fees, expenses, and costs for injuries sustained as a result of these bribes.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, with no par value, has traded on the New York Stock Exchange (NYSE) under the symbol “NEU” since June 21, 2004 when we became the parent holding company of Ethyl, Afton, NewMarket Services, and their subsidiaries. We had 3,025 shareholders of record at January 31, 2011.

On July 31, 2008, our Board of Directors approved a share repurchase program that authorized management to repurchase up to $100 million of NewMarket’s outstanding common stock until December 31, 2010, as market conditions warrant and covenants under our existing agreements permitted. We could conduct the share repurchases in the open market and in privately negotiated transactions. The repurchase program did not require NewMarket to acquire any specific number of shares and could be terminated or suspended at any time. The 2008 repurchase program was terminated on July 21, 2010.

Also, on July 21, 2010, our Board of Directors approved a new share repurchase program authorizing management to repurchase up to $200 million of NewMarket’s outstanding common stock until December 31, 2012, as market conditions warrant and covenants under our existing agreements permit. We may conduct the share repurchases in the open market and in privately negotiated transactions. The repurchase program does not require NewMarket to acquire any specific number of shares and may be terminated or suspended at any time. Approximately $154.4 million remained available under the 2010 authorization at December 31, 2010. The following table outlines the purchases during the fourth quarter 2010 under this authorization.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31	0	n/a	n/a	$190,250,639
November 1 to November 30	157,466	$123.12	157,466	$170,863,812
December 1 to December 31	130,451	$126.48	130,451	$154,364,096

Total	287,917	$124.64	287,917	$154,364,096

As shown in the table below, cash dividends declared and paid totaled $1.565 per share for the twelve months ended December 31, 2010 and $1.075 per share for the twelve months ended December 31, 2009.

Year	Date Declared	Date Paid	Per Share Amount
2010	February 18, 2010	April 1, 2010	37.5 cents
	April 22, 2010	July 1, 2010	37.5 cents
	July 21, 2010	October 1, 2010	37.5 cents
	October 18, 2010	January 3, 2011	44 cents

2009	February 19, 2009	April 1, 2009	20 cents
	April 23, 2009	July 1, 2009	25 cents
	July 30, 2009	October 1, 2009	25 cents
	October 22, 2009	January 4, 2010	37.5 cents

The declaration and payment of dividends is subject to the discretion of our Board of Directors. Future dividends will depend on various factors, including our financial condition, earnings, cash requirements, legal requirements, restrictions in agreements governing our outstanding indebtedness, and other factors deemed relevant by our Board of Directors. For a discussion of the restrictions on our ability to declare and pay dividends, see Note 12.

The following table shows the high and low prices of our common stock on the NYSE for each of the last eight quarters.

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$126.89	$116.29	$115.98	$131.76
Low	$81.80	$87.03	$84.57	$113.19

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$45.55	$79.63	$97.22	$121.13
Low	$27.82	$42.78	$63.77	$85.30

The performance graph showing the five-year cumulative total return on our common stock as compared to The Lubrizol Corporation, specialty chemical companies, and the S&P 500 is shown below. The graph assumes $100 invested on the last day of December 2005. Dividends are assumed to be reinvested quarterly.

Performance Graph

Comparison of Five-Year Cumulative Return

Performance Through December 31, 2010

ITEM 6.	SELECTED FINANCIAL DATA

NewMarket Corporation and Subsidiaries

Five Year Summary

	Years Ended December 31
	2010	2009	2008	2007	2006
	(in thousands except per-share amounts)
Results of Operations
Revenue	$1,797,392	$1,530,122	$1,617,431	$1,374,874	$1,263,297
Costs and expenses	1,510,088	1,267,834	1,501,071	1,266,251	1,178,665
Special item income, net (1)	0	0	0	0	14,825

Operating profit	287,304	262,288	116,360	108,623	99,457
Interest and financing expenses	17,261	11,716	12,046	11,557	15,403
Loss on early extinguishment of debt (2)	0	0	0	0	11,209
Other (expense) income, net (3)	(10,047)	(11,196)	1,012	3,358	7,117

Income from continuing operations before income taxes	259,996	239,376	105,326	100,424	79,962
Income tax expense (4)	82,871	77,093	32,099	21,874	27,651

Income from continuing operations	177,125	162,283	73,227	78,550	52,311
Income from operations of discontinued business (net of tax) (5)	0	0	0	16,771	5,211

Net income	$177,125	$162,283	$73,227	$95,321	$57,522

Financial Position and Other Data
Total assets	$1,062,741	$1,025,192	$811,452	$770,934	$744,793
Operations:
Working capital	$396,388	$405,087	$310,265	$317,380	$301,777
Current ratio	2.92 to 1	3.05 to 1	3.28 to 1	2.79 to 1	2.88 to 1
Depreciation and amortization	$39,134	$32,820	$28,968	$29,126	$31,592
Capital expenditures	$36,406	$89,133	$74,619	$36,656	$26,161
Gross profit as a % of revenue	28.7	30.3	19.4	21.6	20.9
Research, development, and testing expenses (6)	$91,188	$86,072	$81,752	$76,834	$70,263
Total debt	$221,913	$250,081	$237,162	$157,797	$153,439
Common and other shareholders’ equity	$491,640	$458,185	$291,123	$317,007	$301,402
Total debt as a % of total capitalization (debt plus equity)	31.1	35.3	44.9	33.2	33.7
Net income as a % of average shareholders’ equity	37.3	43.3	24.1	30.8	20.3

Common Stock
Basic earnings per share:
Income from continuing operations	$12.12	$10.67	$4.77	$4.66	$3.04
Income from operations of discontinued business (net of tax) (5)	0.00	0.00	0.00	1.00	.30

Net income	$12.12	$10.67	$4.77	$5.66	$3.34

Diluted earnings per share:
Income from continuing operations	$12.09	$10.65	$4.75	$4.63	$3.00
Income from operations of discontinued business (net of tax) (5)	0.00	0.00	0.00	.99	.30

Net income	$12.09	$10.65	$4.75	$5.62	$3.30

Shares used to compute basic earnings per share	14,619	15,206	15,362	16,841	17,223
Shares used to compute diluted earnings per share	14,650	15,243	15,430	16,957	17,407
Equity per share	$35.03	$30.12	$19.15	$20.37	$17.43
Cash dividends declared per share	$1.565	$1.075	$.80	$.575	$.50

Notes to the Five Year Summary

(1)	Special item income, net was $14.8 million in 2006 and included a $5.3 million gain related to an earn-out agreement for certain pharmaceutical intellectual property that we sold in 1994; a $3.3 million gain associated with a legal settlement related to transportation charges; a $5.5 million gain resulting from a class action lawsuit related to raw materials; a $2.5 million loss from a legal settlement; and a $3.3 million gain on the sale of property.

(2)	In December 2006, we purchased $149.75 million of the outstanding $150 million aggregate principal amount of our 8.875% senior notes due 2010 in a tender offer. As a result of the transaction, we recognized a loss of $11 million on the early extinguishment of debt. This loss included the write-off of unamortized deferred financing costs of $2.6 million and cash paid of $8.6 million related to the premium and other costs of the purchase of the senior notes. Subsequently in December 2006, we issued $150 million aggregate principal amount of our 7.125% senior notes due in 2016.

(3)	Other (expense) income, net in 2010 and 2009 included the loss on the interest rate swap we entered into on June 25, 2009. The loss on the interest rate swap was $10.3 million for the twelve months ended December 31, 2010 and $11.4 million for the twelve months ended December 31, 2009. We are not using hedge accounting to record the interest rate swap, and accordingly, any change in the fair value is immediately recognized in earnings. Other (expense) income, net in both 2008 and 2007 consists primarily of investment income. Other (expense) income, net in 2006 includes a gain of $4 million for interest on an income tax settlement, as well as $2 million of investment income.

(4)	Income tax expense in 2007 included a special item of $9.5 million primarily representing a reversal of deferred tax provisions that were previously provided on the undistributed earnings of certain foreign subsidiaries.

(5)	Discontinued operations for 2007 and 2006 reflect the April 1, 2007 termination of all marketing agreements between the subsidiaries of Ethyl and Innospec. The gain on the termination of this business was $22.8 million ($14.6 million after tax). The remaining amounts reflect the after-tax earnings of this business.

(6)	Of the total research, development, and testing expenses, the portion related to new products and processes was $45 million in 2010, $46 million in 2009, $44 million in 2008, $42 million in 2007, and $37 million in 2006.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

These factors include, but are not limited to, availability of raw materials and transportation systems; supply disruptions at single sourced facilities; ability to respond effectively to technological changes in our industry; failure to protect our intellectual property rights; hazards common to chemical businesses; occurrence or threat of extraordinary events, including natural disasters and terrorist attacks; competition from other manufacturers; sudden or sharp raw materials price increases; gain or loss of significant customers; risks related to operating outside of the United States; the impact of fluctuations in foreign exchange rates; political, economic, and regulatory factors concerning our products; future governmental regulation; resolution of environmental liabilities or legal proceedings; and inability to complete recent or future acquisitions or successfully integrate recent or future acquisitions into our business. In addition, certain risk factors are also discussed in Item 1A, “Risk Factors.”

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

OVERVIEW

We had many accomplishments in 2010 as we realized record profits and reached a return of product demand to pre-recessionary levels. Our petroleum additives business attained the highest profits on record through strong sales volumes and operating margins that reflect the value our technology-driven products provide to our customers. Our plants are running safely at high levels; we increased our production capacity in Singapore; we expanded our capability in research and development through new investment in people and facilities; and we expanded our regional presence to better meet our customers’ needs.

In addition, we completed the acquisition of the Polartech group of companies (Polartech), a leading metal working additive company, which provides Afton an opportunity to further expand in the industrial additives market.

Our Foundry Park project was operational for the entire year with long-term financing being secured in January 2010 and the tenant occupying the entire building, as expected.

Finally, our financial position remains strong, with $49 million of cash on our balance sheet. We obtained a new, unsecured $300 million revolving line of credit from a group of banks, replacing the $150 million secured facility. We also repurchased $125 million of our common stock during the year.

RESULTS OF OPERATIONS

Revenue

Our consolidated revenue for 2010 amounted to $1,797 million, representing an increase of approximately 17% from $1,530 million in 2009. The decrease of $87 million between 2009 and 2008 was 5%.

Net sales to one customer of our petroleum additives segment exceeded 10% of consolidated revenue in 2010, 2009, and 2008. Sales to Royal Dutch Shell plc and its affiliates (Shell) amounted to $217 million (12% of consolidated revenue) in 2010, $232 million (15% of consolidated revenue) in 2009, and $261 million (16% of consolidated revenue) in 2008. These sales represent a wide-range of products sold to this customer in multiple regions of the world.

No other single customer accounted for 10% or more of our total revenue in 2010, 2009, or 2008.

The following table shows revenue by segment for each of the last three years.

Consolidated Revenue by Segment

(in millions of dollars)

	2010	2009	2008
Petroleum additives	$1,774	$1,518	$1,604
Real estate development	11	0	0
All other	12	12	13

Consolidated revenue	$1,797	$1,530	$1,617

Petroleum Additives—Net sales of our petroleum additives segment were higher in 2010 than in 2009, while 2009 petroleum additives net sales were lower than 2008.

Net sales in 2010 of $1,774 million were $256 million or 17% higher than 2009 net sales of $1,518 million. The increase in net sales reflects higher total product shipments of 12%, including the benefit of Polartech shipments during 2010. The increase in product shipments was across most product lines, but primarily in the lubricant additives product lines. Selling prices were also favorable for 2010 as compared to 2009. An unfavorable foreign currency impact of $6 million partially offset the increase in product shipments and selling prices. While recovering in 2009 from the worldwide economic slowdown, product shipments were weaker than normal during the first half of 2009. We believe the overall demand for petroleum additive products has recovered from recessionary effects and are now at levels consistent with normal market demands.

Net sales in 2009 of $1,518 million were $86 million or 5% lower than the 2008 amount of $1,604 million. The decrease between the two years reflects lower total product shipments, as well as a significant unfavorable foreign currency impact of $21 million. Product shipments were 9% lower when comparing 2009 and 2008. The decrease in shipments was primarily in the lubricant additives product lines, which was partially offset by a modest increase in fuel additives product lines shipments. While product shipments were lower when comparing the two years, when comparing the second half of each year, shipments increased 6% in 2009 over 2008. The unfavorable impact on net sales between 2009 and 2008 from shipments was partially offset by higher selling prices, which were implemented in 2008. The unfavorable impact from foreign currency reflects the strengthening of the U.S. Dollar between 2009 and 2008 versus the other currencies in which we conduct business.

The approximate components of the petroleum additives increase in net sales of $256 million when comparing 2010 to 2009 and the decrease in net sales of $86 million when comparing 2009 to 2008 are shown below in millions.

Net sales for year ended December 31, 2008	$1,604
Decrease in shipments, including changes in product mix	(141)
Increase in selling prices, including changes in customer mix	76
Decrease due to foreign currency impact	(21)

Net sales for year ended December 31, 2009	1,518
Increase in shipments, including changes in product mix	213
Increase in selling prices, including changes in customer mix	49
Decrease due to foreign currency impact	(6)

Net sales for year ended December 31, 2010	$1,774

Real Estate Development Segment—The revenue of $11 million for the real estate development segment represents the rental of the office building, which was constructed by Foundry Park I. The building was completed in late 2009, and we began recognizing rental revenue in January 2010.

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

The table below reports operating profit by segment for the last three years.

Segment Operating Profit

(in millions of dollars)

	2010	2009	2008
Petroleum additives	$299	$280	$130

Real estate development	$7	$(1)	$0

All other	$3	$0	$2

Petroleum Additives—The petroleum additives operating profit increased $19 million when comparing 2010 and 2009. The operating profit margin was 16.9% for 2010 and 18.4% for 2009. When compared to 2009 operating profit levels, the 2010 results are higher across the lubricant additives product lines, but lower across the fuel additives product lines. Substantially increased product shipments and somewhat higher selling prices, as well as the benefit of the Polartech acquisition, as discussed in the Revenue section above, were significant favorable factors in the operating profit when compared to 2009. Partially offsetting these favorable factors on operating profit, were unfavorable impacts from margin compression, as well as planned additional spending in selling, general, and administrative expenses. While operating profit improved in 2010 over 2009, the operating profit margin was unfavorable when comparing the two years. The lower 2010 operating profit margin reflects increased raw material costs and less favorable product mix resulting from the decrease of shipments of certain high margin products. In response to the increase of raw material costs during 2010, we have been implementing selling price increases.

The petroleum additives operating profit increased $150 million when comparing 2009 and 2008. The operating profit margin of 18.4% for 2009 compares to 8.1% for 2008. The 2008 results included a gain of $3 million resulting from a legal settlement related to raw materials. The 2009 results are significantly higher across all product lines. The most significant factors when comparing operating profit and the operating profit margins between 2009 and 2008 were higher selling prices, as discussed in the Revenue section above, and lower raw material costs. While partially offset by selling price reductions made during 2009, the overall increase in selling prices for 2009 is the result of actions taken throughout 2008 to raise selling prices in response to the then increasing raw material costs. The key unfavorable factor in operating profit results between 2009 and 2008 was lower product shipments, also discussed in the Revenue section. During the second half of 2009, we experienced increasing raw material costs and tightening in the availability of certain raw materials.

Finally, our selling, general, and administrative expenses (SG&A), together with research, development, and testing expenses (R&D), were $25 million, or 14%, higher in 2010 than 2009, and $2 million, or 1%, higher in 2009 than 2008.

In 2010, SG&A increased approximately $19 million, or 21%, over 2009 levels. The increase was primarily the result of certain growth-related costs, largely reflecting the inclusion of the Polartech operations in 2010, as well as higher personnel-related costs and professional fees. SG&A was approximately $3 million, or 3%, lower when comparing 2009 and 2008. The decrease resulted primarily from favorable foreign currency, partially offset by higher personnel-related costs. Total R&D for petroleum additives was $91 million in 2010, $86 million in 2009, and $82 million in 2008. We continue to invest in SG&A and R&D to support our customers’ programs and to develop the technology required to remain a leader in this industry. We expect this to continue for the foreseeable future. R&D related to new products and processes was $45 million in 2010, $46 million in 2009, and $44 million in 2008. All of our R&D was related to the petroleum additives segment.

Real estate development—Operating profit for the real estate development segment was $7 million for 2010, compared to a loss of $1 million for 2009. During 2009, the office building was under construction resulting in no rental revenue and limited non-capital expenses.

The following discussion references certain captions on the Consolidated Statements of Income.

Interest and Financing Expenses

Interest and financing expenses were $17.3 million in 2010, $11.7 million in 2009, and $12.0 million in 2008. The increase in interest and financing expenses between 2010 and 2009 was primarily related to the mortgage loan on the Foundry Park I office building, as well as higher average outstanding debt on the revolving credit facility during 2010. Prior to obtaining the mortgage loan in January 2010, the interest and financing expenses for the construction phase of the office building were capitalized. The small decrease in interest and financing expenses between 2009 and 2008 resulted primarily from lower average debt between the two years, as we had no drawn debt on the revolving credit facility during most of 2009. The lower debt was partially offset by slightly higher interest rates and higher amortization of deferred financing costs in 2009 due to the cost related to increased commitment levels achieved on the revolving credit facility.

Other (Expense) Income, Net

Other (expense) income, net was $10 million expense in 2010, $11 million expense in 2009, and $1 million income in 2008. The 2010 and 2009 amounts primarily represent the loss on an interest rate swap which is recorded at fair value. See Note 16 for additional information on the interest rate swap. The 2008 amount resulted primarily from investment income.

Income Tax Expense

Income tax expense was $83 million in 2010, $77 million in 2009, and $32 million in 2008. The effective tax rate was 31.9% in 2010, 32.2% in 2009, and 30.5% in 2008. The 2010 and 2008 effective income tax rates include the benefit of higher income in foreign jurisdictions with lower tax rates. The 2010 and 2009 effective income tax rates include a substantial benefit from the domestic manufacturing tax deduction. The effective tax rate in each year reflects certain foreign and other tax benefits. See Note 22 for further details on income taxes.

The increase in income before income tax expense between 2009 and 2010 resulted in an increase in tax expense of $7 million. This was partially offset by a reduction in tax expense of $1 million due to the lower effective tax rate in 2010 compared to 2009.

The increase in income before income tax expense between 2008 and 2009 resulted in an increase in tax expense of $41 million. The remaining change in income tax expense resulted from the higher effective tax rate, which primarily reflects the higher proportion of domestic earnings in 2009, which are subject to both U.S. federal and state income taxes.

Our deferred taxes are in a net asset position. Based on current forecast operating plans and historical profitability, we believe that we will recover nearly the full benefit of our deferred tax assets and have, therefore, recorded an immaterial valuation allowance at a foreign subsidiary.

CASH FLOWS DISCUSSION

We generated cash from operating activities of $165 million in 2010, $224 million in 2009, and $21 million in 2008.

During 2010, we utilized the $165 million of cash generated from operations and $103 million of cash on hand, along with the borrowing of $68 million under the mortgage loan for Foundry Park I and $4 million under the revolving credit facility to fund several key initiatives. These initiatives included repaying the Foundry Park I construction loan of $99 million. We also funded the acquisition of Polartech for $41 million, funded capital expenses of $36 million, repurchased $122 million of our common stock, paid $23 million of dividends on our common stock, made a net deposit of $8 million related to the Goldman Sachs interest rate swap, paid $4 million for debt issuance costs, and made a net payment of $2 million for settlements under the mortgage loan interest rate swap. Further information on the Goldman Sachs and mortgage loan interest rate swaps is in Note 16. These cash flows included an unfavorable foreign currency impact on cash of $2 million. Cash flows from operating activities included a decrease of $63 million resulting from higher working capital requirements and payments of $22 million for our pension and postretirement plans.

During 2009, we used the cash generated from operations, along with $56 million of draws under the Foundry Park I construction loan and $11 million from a net return of funds for the deposit related to an interest rate lock agreement to fund $89 million of capital expenditures, payoff the outstanding balance of $42 million on the revolving credit agreement, and make a net deposit of $15 million related to the Goldman Sachs interest rate swap. We also paid dividends on our common stock of $16 million. These items, including a favorable fluctuation in foreign currency rates of $5 million, resulted in an increase of $130 million in cash and cash equivalents. Cash flows from operating activities included an increase of $23 million resulting from lower working capital requirements, as well as payments of $25 million for our pension and postretirement plans.

As of December 31, 2008, we had $42 million outstanding under our revolving credit agreement and had made draws of $38 million under the Foundry Park I construction loan. We used these borrowings, as well as cash provided from operating activities to fund $75 million of capital expenditures, $27 million for repurchase of our common stock, $15 million for dividends on our common stock, and $15 million for the acquisition of a business. In addition, we also funded $10 million cash for the net deposit on an interest rate lock agreement. Our book overdraft decreased $5 million. These items, combined with an unfavorable foreign exchange effect on cash of $4 million, resulted in a decrease in cash and cash equivalents of $50 million. Cash flows from operating activities included a decrease of $91 million due to higher working capital requirements, payments of $17 million to fund our pension and postretirement plans, and proceeds of $3 million for a legal settlement related to raw materials. The higher working capital requirements during the year primarily reflected a reduction in outstanding accounts payable at the end of 2008, as well as higher inventory costs during the year.

We expect that cash from operations, together with borrowing available under our senior credit facility, will continue to be sufficient to cover our operating expenses and planned capital expenditures for at least the next twelve months.

FINANCIAL POSITION AND LIQUIDITY

Cash

At December 31, 2010, we had cash and cash equivalents of $49 million as compared to $152 million at the end of 2009.

At both December 31, 2010 and December 31, 2009, we had a book overdraft for some of our disbursement cash accounts. A book overdraft represents disbursements that have not cleared the bank accounts at the end of the reporting period. We transfer cash on an as-needed basis to fund these items as they clear the bank in subsequent periods.

Debt

Senior Notes—The 7.125% senior notes are our senior unsecured obligations and are jointly and severally guaranteed on an unsecured basis by all of our existing and future 100% owned by NewMarket domestic restricted subsidiaries. We incurred financing costs of approximately $3 million in 2006 related to the 7.125% senior notes, which are being amortized over ten years.

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

The more restrictive and significant of the covenants under the indenture include a minimum fixed charge ratio of 2.00, as well as a limitation on restricted payments, as defined in the indenture. Our fixed charge coverage ratio was 19.46 at December 31, 2010 and 22.62 at December 31, 2009. In addition, we would have been permitted to make additional restricted payments in the amount of approximately $50 million at December 31, 2010 and $84 million at December 31, 2009. In January 2011, we obtained consents from the holders of the senior notes to modify the formula for calculating the capacity under the senior notes to make certain restricted payments. Had the consent been effective at year-end 2010, we would have been permitted to make additional restricted payments in the amount of approximately $150 million at December 31, 2010.

We were in compliance with all covenants under the indenture governing the 7.125% senior notes as of December 31, 2010 and December 31, 2009.

Senior Credit Facility—On November 12, 2010, we entered into a Credit Agreement (Credit Agreement). The Credit Agreement provides for a $300 million, multicurrency revolving credit facility, with a $100 million sublimit for multicurrency borrowings, a $100 million sublimit for letters of credit, and a $20 million sublimit for swingline loans. The Credit Agreement includes an expansion feature, which allows us, subject to certain conditions, to request to increase the aggregate amount of the revolving credit facility or obtain incremental term loans in an amount up to $150 million. We used the proceeds from the Credit Agreement to pay off the outstanding balance of $35 million on our previous revolving credit agreement. Our previous revolving credit agreement was terminated on November 12, 2010.

At December 31, 2010, we had outstanding letters of credit of $5.1 million and $4 million borrowed, resulting in the unused portion of the senior credit facility amounting to $290.9 million. For further information on the outstanding letters of credit, see Note 18.

We paid financing costs in 2010 of approximately $2.5 million related to this agreement and carried over deferred financing costs from our previous revolving credit agreement of approximately $700 thousand, resulting in total deferred financing costs of $3.2 million, which we are amortizing over the term of the Credit Agreement.

The obligations under the Credit Agreement are unsecured and are fully and unconditionally guaranteed by NewMarket and the subsidiary guarantors. The revolving credit facility matures on November 12, 2015.

Borrowing made under the revolving credit facility bear interest at an annual rate equal to, at our election, either (1) the ABR plus the Applicable Rate (solely in the case of loans denominated in U.S. dollars to NewMarket) or (2) the Adjusted LIBO Rate plus the Applicable Rate. ABR is the greatest of (i) the rate of interest publicly announced by the Administrative Agent as its prime rate, (ii) the federal funds effective rate from time to time plus 0.5% or (iii) the Adjusted LIBO Rate for a one month interest period plus 1%. The Adjusted LIBO Rate means the rate at which Eurocurrency deposits in the London interbank market for certain periods (as selected by NewMarket) are quoted, as adjusted for statutory reserve requirements for Eurocurrency liabilities and other applicable mandatory costs. Depending on our Leverage Ratio, the Applicable Rate ranges from 1.00% to 1.50% for loans bearing interest based on the ABR and from 2.00% to 2.50% for loans bearing interest based on the Adjusted LIBO Rate. At December 31, 2010, the Applicable Rate was 1.00% for loans bearing interest based on the ABR and 2.00% for loans bearing interest based on the Adjusted LIBO Rate. Our average interest rate under the Credit Agreement was 3.6% during 2010, while the combined average interest rate under both revolving credit agreements in effect during 2010 was 4.5%. At December 31, 2010, the interest rate was 4.25%.

The Credit Agreement contains financial covenants that require NewMarket to maintain a consolidated Leverage Ratio (as defined in the Credit Agreement) of no more than 3.00 to 1.00 and a consolidated Interest Coverage ratio (as defined in the Credit Agreement) of no less than 3.00 to 1.00, as of the end of each fiscal quarter ending on and after December 31, 2010. At December 31, 2010, the Leverage Ratio was 0.74 and the Interest Ratio was 16.50.

We were in compliance with all covenants under the Credit Agreement at December 31, 2010.

Mortgage Loan Agreement—On January 28, 2010, Foundry Park I entered into a mortgage loan agreement in the amount of $68.4 million. The loan, which is collateralized by the Foundry Park I office building, is for a period of five years, with two thirteen-month extension options. NewMarket Corporation is fully guaranteeing the loan. The mortgage loan bears interest at a variable rate of LIBOR plus a margin of 400 basis points, with a minimum LIBOR of 200 basis points. At December 31, 2010, the interest rate was 4.26%. Principal payments on the loan are being made monthly based on a 15 year amortization schedule, with all remaining amounts due in five years, unless we exercise the extension options. We incurred financing costs of $1.5 million related to the mortgage loan, which are being amortized over five years.

Concurrently with the closing of the mortgage loan, Foundry Park I obtained an interest rate swap to effectively convert the variable interest rate in the loan to a fixed interest rate by setting LIBOR at 2.642% for five years. Further information on the interest rate swap is in Note 16.

Construction Loan Agreement—Foundry Park I and NewMarket Corporation entered into a construction loan agreement with a group of banks on August 7, 2007 to borrow up to $116 million to fund the development and construction of an office building. The construction loan bore interest at LIBOR plus a margin of 140 basis points. The term of the loan was for a period of 36 months and was unconditionally guaranteed by NewMarket Corporation. No principal reduction payment became due during the construction period. As a condition of the construction loan and concurrently with the closing of the loan, Foundry Park I also obtained interest rate risk protection in the form of an interest rate swap. See Note 16. On January 29, 2010, we paid off the outstanding balance of $99.1 million of the construction loan with proceeds of $68.4 million from the mortgage loan agreement (discussed above) and cash on hand of $30.7 million.

Other Borrowings—One of our subsidiaries in India has a short-term line of credit of 110 million Rupees for working capital purposes. The average interest rate was approximately 9.8% during 2010 and 9.96% at December 31, 2010. The outstanding balance of $1.5 million at December 31, 2010 is due during 2011.

***

We had combined current and noncurrent long-term debt of $222 million at December 31, 2010 and $250 million at December 31, 2009. The decrease in debt resulted from the payment of the outstanding balance of $99 million on the construction loan, which was partially offset by net borrowings of $66 million on the mortgage loan, $4 million on the revolving credit facility, and $1 million under the line of credit of our subsidiary in India. In addition, during 2010, we also paid $800 thousand on our capital lease obligations.

As a percentage of total capitalization (total debt and shareholders’ equity), our total debt decreased from 35.3% at the end of 2009 to 31.1% at the end of 2010. The change in the percentage was primarily the result of the increase in shareholders’ equity and the decrease in debt. The increase in shareholders’ equity reflects our earnings, partially offset by the impact of dividend payments and the stock repurchase program. Normally, we repay long-term debt with cash from operations or refinancing activities.

Working Capital

At December 31, 2010, we had working capital of $396 million, resulting in a current ratio of 2.92 to 1. Our working capital at year-end 2009 was $405 million resulting in a current ratio of 3.05 to 1.

The change in the working capital ratio primarily reflects lower cash levels and prepaid expenses, as well as higher accounts payable at December 31, 2010. These were offset by higher accounts receivable and inventories, as well as lower current portion of long-term debt at December 31, 2010. The decrease in prepaid expenses reflects a reduction of prepaid taxes on intercompany profit in inventory, while the fluctuation in accounts payable results from normal differences in timing of payments and increased inventory purchases. The increase in inventories primarily reflects higher quantities at certain locations in response to demand for our products. The increase in accounts receivables primarily reflects higher sales levels when comparing fourth quarter 2010 and fourth quarter 2009, as well as an increase in our domestic tax receivable position. The decrease in the current portion of long-term debt resulted from the January 2010 payment of the construction loan and subsequent entry into the mortgage loan. The changes in the working capital components include a foreign currency impact, as well as the impact of Polartech since the March 2010 acquisition.

Capital Expenditures

We expect capital expenditures to be approximately $45 million to $50 million in 2011. We expect to continue to finance this capital spending through cash provided from operations, together with borrowing available under our senior credit facility.

Environmental Expenses

We spent approximately $18 million in 2010 and $17 million in both 2009 and 2008 for ongoing environmental operating and clean-up costs, excluding depreciation of previously capitalized expenditures. These environmental operating and clean-up expenses are included in cost of goods sold. Further, we expect to continue to fund these costs through cash provided by operations.

Contractual Obligations

The table below shows our year-end contractual obligations by year due.

	Payments due by period (in millions of dollars)
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long-term debt obligations (a)	$222	$4	$6	$62	$150
Interest payable on long-term debt, interest rate swaps, and capital lease obligations	135	20	39	36	40
Letters of credit (b)	5	0	0	0	5
Operating lease obligations	44	10	11	7	16
Property, plant, and equipment purchase obligations	7	7	0	0	0
Raw material purchase obligations (c)	273	82	122	69	0
Other long-term liabilities (d)	51	32	2	3	14
Reserves for uncertain tax positions	1	0	1	0	0

Total	$738	$155	$181	$177	$225

(a)	Amounts represent contractual payments due on the senior notes, senior credit facility, mortgage loan, and short-term line of credit as of December 31, 2010. See Note 12 for more information on long-term debt obligations.
(b)	We intend to renew letters of credit when necessary as they mature; therefore, the obligations do not have a definitive maturity date.
(c)	Raw material purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. Purchase orders made in the ordinary course of business are excluded from the above table. Any amounts for which we are liable under purchase orders are reflected in our Consolidated Balance Sheets as accounts payable or accrued expenses.
(d)	These represent other long-term liability amounts reflected in our Consolidated Balance Sheets that have known payment streams. Amounts include environmental liabilities, including asset retirement obligations, as well as contributions associated with pension and postretirement benefit plans. Amounts accrued for the potential exposure with respect to litigation, claims, and assessments are not included in the table above.

Pension and Postretirement Benefit Plans

Our U.S. and foreign benefit plans are discussed separately below. Our U.S. pension and postretirement plans are similar and therefore, the information discussed below applies to all of our U.S. benefit plans. Our foreign plans are quite diverse, and the actual assumptions used by the various foreign plans are based upon the circumstances of each particular country and retirement plan. The discussion below surrounding our foreign retirement benefits focuses only on our pension plan in the United Kingdom (U.K.) which represents the majority of the impact on our financial statements from foreign pension plans. We use a December 31 measurement date to determine our pension and postretirement expenses and related financial disclosure information. Additional information on our pension and postretirement plans is in Note 19.

U.S. Pension and Postretirement Benefit Plans—The following information applies to our U.S. pension and postretirement benefit plans. The average remaining service period of active participants for our U.S. plans is 12.9 years, while the average remaining life expectancy of inactive participants is 24.9 years. We utilize the Optional Combined Mortality Tables for males and females based on the RP-2000 Mortality Tables projected with Scale AA as published by the IRS on February 2, 2007 in determining the impact of the U.S. benefit plans on our financial statements.

Investment Return and Asset Allocation—We periodically review our assumptions for the long-term expected return on pension plan assets. As part of the review and to develop expected rates of return, we considered a stochastic analysis of expected returns based on the U.S. plans’ asset allocation as of both January 1, 2009 and January 1, 2010. This forecast reflects our expected long-term rates of return for each significant asset class or economic indicator. As of January 1, 2011, the expected rates were 8.4% for U.S. large cap stocks, 3.6% for U.S. long-term corporate bonds, and 2.1% for inflation. The range of returns developed relies both on forecasts and on broad-market historical benchmarks for expected return, correlation, and volatility for each asset class.

Our asset allocation is predominantly weighted toward equities. Through our ongoing monitoring of our investments, we have determined that we should maintain the expected long-term rate of return for our U.S. plans at 9.0% at December 31, 2010.

An actuarial gain, where the actual return was higher than the expected return, occurred during 2010 and 2009 resulting in the actual investment return being higher than the expected return for all of our U.S. plans by approximately $4 million in 2010 and $10 million in 2009. An actuarial loss, where the actual return was lower than the expected return, occurred during 2008 resulting in the actual investment return being approximately $38 million lower than the expected return for all of our U.S. pension plans. This is consistent with the steep decline in the global stock markets during 2008. Investment gains and losses enter earnings on an amortized basis over a period of years so that the 2008 investment losses caused an increase in expense of approximately $1.5 million in 2010, as well as an expected $1.5 million increase in expense in 2011. We expect that there will be continued volatility in pension expense as actual investment returns vary from the expected return, but we continue to believe the potential long-term benefits justify the risk premium for equity investments.

Pension expense and the retiree medical portion of postretirement expense are sensitive to changes in the expected return on assets. For example, decreasing the expected rate of return by 25 basis points to 8.75% for pension assets and 6.0% for postretirement benefit assets (while holding other assumptions constant) would increase the forecasted 2011 expense for our U.S. pension and postretirement plans by approximately $375 thousand. Similarly, a 25 basis point increase in the expected rate of return to 9.25% for pension assets and 6.5% for postretirement benefit assets (while holding other assumptions constant) would reduce forecasted 2011 pension and postretirement expense by approximately $375 thousand.

Discount Rate Assumption—We utilize a proprietary model maintained by our actuarial consultant in developing the discount rate assumption. The model determines the single effective discount rate for a unique hypothetical portfolio constructed from investment-grade bonds that, in aggregate, match the projected cash flows of each of our retirement plans. Our discount rate is developed based on the hypothetical portfolio on the last day of December. The discount rate at December 31, 2010 was 5.875% for all plans.

Pension and postretirement benefit expense is also sensitive to changes in the discount rate. For example, decreasing the discount rate by 25 basis points to 5.625% (while holding other assumptions constant) would increase the forecasted 2011 expense for our U.S. pension and postretirement benefit plans by approximately $800 thousand. A 25 basis point increase in the discount rate to 6.125% would reduce forecasted 2011 pension and postretirement benefit expense by approximately $800 thousand.

Rate of Projected Compensation Increase—We have decreased our rate of projected compensation increase at December 31, 2010 from 4.00% to 3.50%. The rate assumption was based on an analysis of our projected compensation increases for the foreseeable future.

Liquidity—Cash contribution requirements to the pension plan are sensitive to changes in assumed interest rates and investment gains or losses in the same manner as pension expense. We expect our aggregate cash contributions, before income taxes, to the U.S. pension plans will be approximately $23 million in 2011. We expect our contributions to the postretirement benefit plans will be approximately $2 million.

Other Assumptions—During 2008, we reviewed our assumption for the health care cost trend rate. Based on actual cost experience, we restarted our overall assumption for health care cost increases at 10%, scaling down to 5.0% by 2018. We maintained this health care cost trend assumption for 2010 resulting in an assumed rate of 9.0% for 2010 and 8.5% for 2011. The assumption includes temporarily higher cost increases for our retiree prescription drug coverage.

At December 31, 2010, our expected long-term rate of return on our postretirement plans was 6.25%. This rate varies from the pension rate of 9.0% primarily because of the difference in investment of assets. The assets of the postretirement plan are held in an insurance contract, which results in a lower assumed rate of investment return.

Foreign Pension Benefit Plans – As discussed above, our foreign pension plans are quite diverse. The following information applies only to our U.K. pension plan, which represents the majority of the impact on our financial statements from our foreign pension plans. The average remaining service period for our U.K. plan is 13 years, while the average remaining life expectancy is 37 years. We utilize PA92 mortality tables which allow for future “medium cohort” projected improvements in life expectancy with a minimum 1% per year improvement and a -1 year age rating based on the membership of the plan, in determining the impact of the U.K. pension plans on our financial statements.

Investment Return Assumptions and Asset Allocation—We periodically review our assumptions for the long-term expected return on the U.K. pension plan assets. The expected long-term rate of return is based on both the asset allocation, as well as yields available in the U.K. markets.

The target asset allocation in the U.K. is to be invested 55% in equities, 40% in a mixture of government and corporate bonds, and 5% in a pooled investment property fund, although the actual allocation at the end of 2010 was 58% in equities, 37% in government and corporate bonds, and 5% in a pooled investment property fund. Based on the actual asset allocation and the expected yields available in the U.K. markets, the expected long-term rate of return for the U.K. pension plan was 6.0% at December 31, 2010.

An actuarial gain occurred during 2010 as the actual investment return exceeded the expected investment return in 2010 by approximately $5 million for our U.K. pension plan. This compares to an actuarial gain of $7 million in 2009 and an actuarial loss of $15 million in 2008. Investment gains and losses enter earnings on an amortized basis resulting in increased expense of approximately $1 million in 2010, as well as an expected $800 thousand increased expense in 2011. We expect that there will be continued volatility in pension expense as actual investment returns vary from the expected return, but we continue to believe the potential benefits justify the risk premium for the target asset allocation.

Pension expense is sensitive to changes in the expected return on assets. For example, decreasing the expected rate of return by 25 basis points to 5.75% (while holding other assumptions constant) would increase the forecasted 2011 expense for our U.K. pension plan by approximately $200 thousand. Similarly, a 25 basis point increase in the expected rate of return to 6.25% (while holding other assumptions constant) would reduce forecasted 2011 pension expense by approximately $200 thousand.

Discount Rate Assumption—We utilize a yield curve based on AA-rated corporate bond yields constructed from iBoxx indices in developing a discount rate assumption (extrapolated at longer terms based on the corresponding swap yield curve). The yield appropriate to the duration of the U.K. plan liabilities is then used. The discount rate at December 31, 2010 was 5.4%.

Pension expense is also sensitive to changes in the discount rate. For example, decreasing the discount rate by 25 basis points to 5.15% (while holding other assumptions constant) would increase the forecasted 2011 expense for our U.K. pension plans by approximately $200 thousand. A 25 basis point increase in the discount rate to 5.65% would reduce forecasted 2011 pension expense by approximately $200 thousand.

Rate of Projected Compensation Increase—We have increased our rate of projected compensation increase at December 31, 2010 to 5.10% from 4.55%. The rate assumption was based on an analysis of our projected compensation increases for the foreseeable future.

Liquidity—Cash contribution requirements to the U.K. pension plan are sensitive to changes in assumed interest rates in the same manner as pension expense. We expect our aggregate U.K. cash contributions, before income taxes, will be approximately $5 million in 2011.

OUTLOOK

We begin 2011 with high confidence in our business, as 2010 proved to be a record setting year. We believe the fundamentals of how we run our business—a safety-first culture, customer-focused solutions, technology-driven product offerings, world-class supply chain capability, and a regional organizational structure to better understand our customers’ needs—will continue to pay dividends to all of our stakeholders.

We expect 2011 to be a more profitable year than 2010, as we project an increase in both revenue and net income. Over the past several years, we have made significant investments to expand our capabilities around the globe. These investments have been in people, research centers, and production capacity. We intend to use these new capabilities to improve our ability to deliver the goods and service that our customers value and to expand our business and profits.

In summary, we expect the business practices that have produced the outstanding results of the past two years will continue next year. We expect that the macro-business environment in which we operate will improve as the world economies continue to strengthen.

Our business continues to generate significant amounts of cash beyond what is necessary for the expansion and growth of our current product lines. We regularly review the many internal opportunities which we have to utilize this cash, both from a geographical and product line point of view. We have increased our efforts in investigating potential acquisitions as both a use for this cash and to generate shareholder value. Our primary focus in the acquisition area remains on the petroleum additives industry. It is our view that this industry will provide the greatest opportunity for a good return on our investment while minimizing risk. We remain focused on this strategy and will evaluate any future opportunities. Nonetheless, we are patient in this pursuit and intend to make the right acquisition when the opportunity arises. Until an acquisition materializes, we will build cash on our balance sheet and will continue to evaluate all alternative uses of that cash to enhance shareholder value, including stock repurchases and dividends.

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

Intangibles (net of amortization) and Goodwill

We have certain identifiable intangibles, as well as goodwill, amounting to $47 million at year-end 2010 that are discussed in Note 10. These intangibles relate to our petroleum additives business and, except for the goodwill, are being amortized over periods with up to approximately twenty years of remaining life. We continue to assess the market related to these intangibles, as well as their specific values, and have concluded the values and amortization periods are appropriate. We also evaluate these intangibles for any potential impairment when significant events or circumstances occur that might impair the value of these assets. These evaluations continue to support the value at which these identifiable intangibles are carried on our financial statements. In addition, none of our reporting units with goodwill is at risk of failing the goodwill impairment test. However, if conditions were to substantially deteriorate in the petroleum additives market, it could possibly cause a reduction in the periods of this amortization charge or result in a noncash write-off of a portion of the intangibles’ carrying value. A reduction in the amortization period would have no effect on cash flows. We do not anticipate such a change in the market conditions.

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

Pension Plans and Other Postretirement Benefits

We use assumptions to record the impact of the pension and postretirement plans in the financial statements. These assumptions include the discount rate, expected long-term rate of return on plan assets, rate of compensation increase, and health-care cost trend rate. A change in any one of these assumptions could result in different results for the plans. We develop these assumptions after considering available information that we deem relevant. Information is provided on the pension and postretirement plans in Note 19. In addition, further disclosure on the effect of changes in these assumptions is provided in the “Financial Position and Liquidity” section of Item 7.

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

The following analysis presents the effect on our earnings, cash flows, and financial position as if the hypothetical changes in market risk factors occurred at year-end 2010. We analyzed only the potential impacts of our hypothetical assumptions. This analysis does not consider other possible effects that could impact our business.

Interest Rate Risk

At December 31, 2010, we had total debt of $222 million. Of the total debt, $150 million is at fixed rates. There was no interest rate risk at the end of the year associated with the fixed rate debt.

At year-end 2010, we had $4 million of outstanding variable rate debt under our revolving credit facility. Holding all other variables constant, if the variable portion of the interest rate on the revolving credit facility hypothetically increased 10% (approximately 33 basis points), the effect on our earnings and cash flows would have been higher interest expense of approximately $13 thousand.

Substantially, the remaining amount of debt represents the outstanding balance of the mortgage loan, which bears interest at a variable rate of LIBOR plus a margin of 400 basis points. Concurrently with the closing of the mortgage loan, Foundry Park I obtained an interest rate swap to effectively convert the variable interest rate of the loan to a fixed interest rate by setting LIBOR at 2.642% for five years. Accordingly, in combination, there is no interest rate risk associated with the mortgage loan and related interest rate swap, other than the change in the value of the interest rate swap due to changes in the yield curve. The fair value amounted to a liability of $3 million at December 31, 2010. Any change in fair value is recognized immediately in accumulated other comprehensive income, to the degree of effectiveness of the swap. With other variables held constant, a hypothetical 50 basis point adverse parallel shift in the LIBOR yield curve would have resulted in an increase of approximately $1.2 million in the fair value liability of the mortgage loan interest rate swap at December 31, 2010.

We recorded the Goldman Sachs interest rate swap at fair value, which amounted to a liability of $19 million at December 31, 2010. Any change in fair value is recognized immediately in earnings. With other variables held constant, a hypothetical 50 basis point adverse parallel shift in the LIBOR yield curve would have resulted in an increase of approximately $5 million in the liability fair value of the interest rate swap with Goldman Sachs. See Note 16 for further information.

A hypothetical 10% decrease in interest rates, holding all other variables constant, would have resulted in a change of $5 million in fair value of our debt at year-end 2010.

Foreign Currency Risk

We sell to customers in foreign markets through our foreign subsidiaries, as well as through export sales from the United States. These transactions are often denominated in currencies other than the U.S. Dollar. Our primary currency exposures are the European Union Euro, British Pound Sterling, Japanese Yen, and Canadian Dollar. We sometimes enter into forward contracts as hedges to minimize the fluctuation of intercompany accounts receivable denominated in foreign currencies. At December 31, 2010, we had no outstanding forward contracts.

Raw Material Price Risk

We utilize a variety of raw materials in the manufacture of our products, including base oil, polyisobutylene, antioxidants, alcohols, solvents, sulfonates, friction modifiers, olefins and copolymers. Our profitability is sensitive to changes in the costs of these materials caused by changes in supply, demand, or other market conditions, over which we have little or no control. If we experience sudden or sharp increases in the cost of our raw materials, we may not be able to pass on these increases in whole or in part to our customers. Political and economic conditions in the Middle East and Latin America have caused and may continue to cause the cost of our raw materials to fluctuate. War, armed hostilities, terrorist acts, civil unrest or other incidents may also cause a sudden or sharp increase in the cost of our raw materials. If we cannot pass on to our customers any future increases in raw material costs in the form of price increases for our products, there will be a negative impact on operating profit.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of NewMarket Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of NewMarket Corporation and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Richmond, Virginia

February 22, 2011

NewMarket Corporation and Subsidiaries

Consolidated Statements of Income

	Years Ended December 31
	2010	2009	2008
	(in thousands except per-share amounts)
Revenue:
Net sales—product	$1,786,076	$1,530,122	$1,617,431
Rental revenue	11,316	0	0

	1,797,392	1,530,122	1,617,431

Costs:
Cost of goods sold—product	1,277,505	1,066,862	1,302,937
Cost of rental	4,428	0	0

	1,281,933	1,066,862	1,302,937

Gross profit	515,459	463,260	314,494

Selling, general, and administrative expenses	136,967	114,900	116,382

Research, development, and testing expenses	91,188	86,072	81,752

Operating profit	287,304	262,288	116,360

Interest and financing expenses, net	17,261	11,716	12,046

Other (expense) income , net	(10,047)	(11,196)	1,012

Income before income tax expense	259,996	239,376	105,326
Income tax expense	82,871	77,093	32,099

Net income	$177,125	$162,283	$73,227

Basic earnings per share	$12.12	$10.67	$4.77

Diluted earnings per share	$12.09	$10.65	$4.75

Shares used to compute basic earnings per share	14,619	15,206	15,362

Shares used to compute diluted earnings per share	14,650	15,243	15,430

See accompanying Notes to Consolidated Financial Statements.

NewMarket Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31
	2010	2009
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$49,192	$151,831
Short-term investments	300	300
Trade and other accounts receivable, net	257,748	214,887
Inventories	273,215	192,903
Deferred income taxes	6,876	4,118
Prepaid expenses and other current assets	15,444	39,100

Total current assets	602,775	603,139

Property, plant, and equipment, at cost	988,180	934,382
Less accumulated depreciation and amortization	654,204	631,967

Net property, plant, and equipment	333,976	302,415

Prepaid pension cost	8,597	2,430
Deferred income taxes	21,974	34,670
Other assets and deferred charges	48,893	37,475
Intangibles (net of amortization) and goodwill	46,526	45,063

TOTAL ASSETS	$1,062,741	$1,025,192

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$109,250	$88,186
Accrued expenses	71,558	63,775
Dividends payable	5,304	4,992
Book overdraft	1,063	2,230
Long-term debt, current portion	4,369	33,881
Income taxes payable	14,843	4,988

Total current liabilities	206,387	198,052

Long-term debt	217,544	216,200
Other noncurrent liabilities	147,170	152,755
Commitments and contingencies (Note 18)
Shareholders’ equity:
Common stock and paid in capital (without par value; authorized shares—80,000,000; issued and outstanding—14,034,884 at December 31, 2010 and 15,209,989 at December 31, 2009)	0	275
Accumulated other comprehensive loss	(73,820)	(74,784)
Retained earnings	565,460	532,694

	491,640	458,185

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,062,741	$1,025,192

See accompanying Notes to Consolidated Financial Statements.

NewMarket Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Common Stock and Paid in Capital		Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Shareholders’ Equity

	Shares	Amount
	(in thousands except share amounts)
Balance at December 31, 2007	15,566,225	$5,235	$(34,360)	$346,132	$317,007
Comprehensive income:
Net income				73,227	73,227
Changes in (net of tax):
Foreign currency translation adjustments			(31,056)		(31,056)
Pension plans and other postretirement benefit adjustments:
Prior service cost			243		243
Unrecognized gain (loss)			(29,268)		(29,268)
Transition obligation			10		10
Derivative net loss			(1,319)		(1,319)

Total comprehensive income					11,837

Cash dividends ($0.80 per share)				(12,271)	(12,271)
Repurchases of common stock	(441,023)	(6,480)		(20,330)	(26,810)
Stock options exercised	72,500	315			315
Stock option tax benefit		945			945
Issuance of stock	1,505	100			100

Balance at December 31, 2008	15,199,207	115	(95,750)	386,758	291,123
Comprehensive income:
Net income				162,283	162,283
Changes in (net of tax):
Foreign currency translation adjustments			17,816		17,816
Pension plans and other postretirement benefit adjustments:
Prior service cost			200		200
Unrecognized gain (loss)			3,304		3,304
Transition obligation			9		9
Derivative net loss			(363)		(363)

Total comprehensive income					183,249

Cash dividends ($1.075 per share)				(16,347)	(16,347)
Stock options exercised	9,000	40			40
Issuance of stock	1,782	120			120

Balance at December 31, 2009	15,209,989	275	(74,784)	532,694	458,185
Comprehensive income:
Net income				177,125	177,125
Changes in (net of tax):
Foreign currency translation adjustments			(6,042)		(6,042)
Pension plans and other postretirement benefit adjustments:
Prior service cost			(523)		(523)
Unrecognized gain (loss)			9,006		9,006
Transition obligation			10		10
Derivative net loss			(1,487)		(1,487)

Total comprehensive income					178,089

Cash dividends ($1.565 per share)				(22,608)	(22,608)
Repurchases of common stock	(1,213,158)	(3,104)		(121,751)	(124,855)
Stock options exercised	21,000	91			91
Stock option tax benefit		711			711
Issuance of stock	17,053	2,027			2,027

Balance at December 31, 2010	14,034,884	$0	$(73,820)	$565,460	$491,640

See accompanying Notes to Consolidated Financial Statements.

NewMarket Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31
	2010	2009	2008
	(in thousands)
Cash and cash equivalents at beginning of year	$151,831	$21,761	$71,872

Cash flows from operating activities
Net income	177,125	162,283	73,227
Adjustments to reconcile net income to cash flows from operating activities:
Noncash foreign exchange (gain) loss	(603)	1,812	664
Depreciation and other amortization	37,667	31,573	27,967
Amortization of deferred financing costs	1,467	1,247	1,001
Noncash pension benefits expense	13,911	13,578	11,752
Noncash postretirement benefits expense	2,832	2,647	2,694
Noncash environmental remediation and dismantling	3,554	4,177	1,490
Deferred income tax expense	1,933	4,257	3,318
Unrealized loss/(gain) on derivative instruments—net	10,324	11,348	(91)
Net gain on settlements	0	0	(3,227)
Change in assets and liabilities:
Trade and other accounts receivable, net	(34,815)	(66)	(11,514)
Inventories	(74,852)	26,097	(36,438)
Prepaid expenses	24,281	(30,893)	(79)
Accounts payable and accrued expenses	11,718	30,740	(46,518)
Income taxes payable	10,671	(2,870)	3,456
Cash pension benefits contributions	(20,333)	(23,728)	(15,350)
Cash postretirement benefits contributions	(1,835)	(1,280)	(1,948)
Net proceeds from settlements	0	0	3,227
Excess tax benefits from stock-based payment arrangements	(711)	0	(945)
Stock award	2,790	0	0
Other, net	90	(6,478)	7,962

Cash provided from operating activities	165,214	224,444	20,648

Cash flows from investing activities
Capital expenditures	(34,360)	(37,603)	(31,799)
Foundry Park I capital expenditures	(2,046)	(51,530)	(42,820)
Acquisition of business (net of cash acquired of $1.8 million in 2010)	(41,300)	0	(14,803)
Deposits for interest rate swap	(44,072)	(38,730)	0
Return of deposits for interest rate swap	36,180	23,460	0
Payments on settlement of interest rate swap	(2,574)	0	0
Receipts from settlement of interest rate swap	266	0	0
Deposits for interest rate lock agreement	0	(5,000)	(10,500)
Return of deposits for interest rate lock agreement	0	15,500	1,050
Purchase of short-term investment	0	(300)	0
Foundry Park I deferred leasing costs	0	(1,500)	0

Cash used in investing activities	(87,906)	(95,703)	(98,872)

Cash flows from financing activities
Repayment of Foundry Park I construction loan	(99,102)	0	0
Net borrowings (repayments) under revolving credit agreement	4,000	(41,900)	41,900
Draws on Foundry Park I construction loan	0	55,603	38,201
Borrowing under Foundry Park I mortgage loan	68,400	0	0
Repayment on Foundry Park I mortgage loan	(2,125)	0	0
Borrowing under line of credit	1,494	0	0
Repurchases of common stock	(121,517)	0	(26,810)
Dividends	(22,608)	(16,347)	(15,131)
Change in book overdraft, net	(1,167)	1,231	(5,250)
Payment for financed intangible asset	(1,000)	(1,000)	(1,000)
Debt issuance costs	(2,468)	(465)	(240)
Debt issuance costs-Foundry Park I	(1,524)	0	0
Proceeds from exercise of stock options	91	40	315
Excess tax benefits from stock-based payment arrangements	711	0	945
Payments on the capital lease	(835)	(784)	(736)

Cash (used in) provided from financing activities	(177,650)	(3,622)	32,194

Effect of foreign exchange on cash and cash equivalents	(2,297)	4,951	(4,081)

(Decrease) increase in cash and cash equivalents	(102,639)	130,070	(50,111)

Cash and cash equivalents at end of year	$49,192	$151,831	$21,761

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

NewMarket is the parent company of two operating companies, each managing its own assets and liabilities. Those companies are Afton, which focuses on petroleum additive products, and Ethyl, representing certain manufacturing operations and the TEL business. NewMarket is also the parent company of NewMarket Development, which manages the property and improvements that we own in Richmond, Virginia, and NewMarket Services, which provides various administrative services to NewMarket, Afton, Ethyl, and NewMarket Development.

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

Cash and Cash Equivalents—Our cash equivalents generally consist of government obligations and commercial paper which mature in less than 90 days. Throughout the year, we have cash balances in excess of federally insured amounts on deposit with various financial institutions. We state cash and cash equivalents at cost, which approximates fair value.

At both December 31, 2010 and December 31, 2009, we had a book overdraft for some of our disbursement cash accounts. A book overdraft represents disbursements that have not cleared the bank accounts at the end of the reporting period. We transfer cash on an as-needed basis to fund these items as the items clear the bank in subsequent periods.

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

Inventories—NewMarket values its U.S. petroleum additives and TEL inventories at the lower of cost or market, with cost determined on the last-in, first-out (LIFO) basis. In countries where the LIFO method is not permitted, we use the weighted-average method. Inventory cost includes raw materials, direct labor, and manufacturing overhead.

Property, Plant, and Equipment—We state property, plant, and equipment at cost and compute depreciation by the straight-line method based on the estimated useful lives of the assets. We capitalize expenditures for significant improvements that extend the useful life of the related property. We expense repairs and maintenance,

Notes to Consolidated Financial Statements—(Continued)

(tabular amounts in thousands, except per-share amounts)

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

Real Estate Development and Construction Costs—We capitalize in property, plant, and equipment the costs associated with real estate development projects, including the cost of land, as well as development and construction costs. We also capitalize interest cost associated with the project. Upon completion of the project, the accumulated depreciable costs are recognized in the Consolidated Statements of Income over the estimated useful life of the asset.

Intangibles (Net of Amortization) and Goodwill—Identifiable intangibles include the cost of acquired contracts; formulas and technology; trademarks and trade name; and customer base. We assign a value to identifiable intangibles based on independent appraisals and internal estimates. NewMarket amortizes the cost of the customer base by an accelerated method and the cost of the remaining identifiable intangibles by the straight-line method over the estimated economic life of the intangible.

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

Notes to Consolidated Financial Statements—(Continued)

(tabular amounts in thousands, except per-share amounts)

Employee Savings Plan—Most of our full-time salaried and hourly employees may participate in defined contribution savings plans. Employees who are covered by collective bargaining agreements may also participate in a savings plan according to the terms of their bargaining agreements. Employees, as well as NewMarket, contribute to the plans. We made contributions of $4 million in 2010 and $3 million in both 2009 and 2008 related to these plans.

Research, Development, and Testing Expenses—NewMarket expenses all research, development, and testing costs as incurred. Of the total research, development, and testing expenses, those related to new products and processes were $45 million in 2010, $46 million in 2009, and $44 million in 2008.

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

We generally provide for additional U.S. taxes that would be incurred when a foreign subsidiary returns its earnings in cash to Afton or Ethyl. Undistributed earnings of certain foreign subsidiaries for which U.S. taxes have not been provided totaled approximately $138 million at December 31, 2010, $92 million at December 31, 2009, and $67 million at December 31, 2008. Deferred income taxes have not been provided on these earnings since we expect them to be indefinitely reinvested abroad. Accordingly, no provision has been made for taxes that may be payable on the remittance of these earnings at December 31, 2010 or December 31, 2009. The determination of the amount of such unrecognized deferred tax liability is not practicable.

Derivative Financial Instruments and Hedging Activities—We record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. We may enter into derivative contracts that are intended to economically hedge certain of our risks, even though hedge accounting does not apply or we elect not to apply hedge accounting. We do not enter into derivative instruments for speculative purposes. Additional information on our derivatives and hedging activities is in Note 16.

Stock-Based Compensation—We use an option-pricing model similar to Black-Scholes to estimate the fair value of options and recognize the related costs in the financial statements. See Note 15 for further information on our stock-based compensation plan.

Investments—We classify current marketable securities as “available for sale” and record them at fair value with the unrealized gains or losses, net of tax, included as a component of shareholders’ equity in accumulated other comprehensive loss. The fair value is determined based on quoted market prices.

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

Notes to Consolidated Financial Statements—(Continued)

(tabular amounts in thousands, except per-share amounts)

In addition, our financial results can be influenced by certain risk factors. Some of our significant concentrations of risk include the following:

•	reliance on a small number of significant customers;

•	customers concentrated in the fuel and lubricant industries;

•	production of several of our products solely at one facility; and

•	cash balances in excess of federally insured amounts on deposit with various financial institutions.

2.	Acquisition of Business

On March 5, 2010, Afton Chemical Corporation completed the acquisition of 100% of Polartech for $43.1 million in cash. Polartech is a global company specializing in the supply of metalworking additives. The acquisition agreement included all physical assets of the Polartech business including the headquarters, research and development, and manufacturing facilities in the United Kingdom, as well as manufacturing sites in India, China, and the United States.

We performed a valuation of the assets acquired to determine the purchase price allocation. This valuation resulted in the recognition of $6 million of identifiable intangibles, including formulas and technology, customer base, and trademarks/trade names. We also acquired property, plant, and equipment of $28.4 million, as well as working capital.

As part of the acquisition, we recorded $4.2 million of goodwill. The goodwill resulted from the cost of assets acquired exceeding the valuation of the assets and liabilities. All of the goodwill recognized is part of the petroleum additives segment, and none is deductible for tax purposes.

Pro forma consolidated results of operations for the year ended December 31, 2010, December 31, 2009, and December 31, 2008, assuming the acquisition had occurred on January 1, 2010, January 1, 2009, or January 1, 2008, would not be materially different from the actual results reported for NewMarket Corporation for the year ended December 31, 2010, December 31, 2009, and December 31, 2008.

Notes to Consolidated Financial Statements—(Continued)

(tabular amounts in thousands, except per-share amounts)

3.	Earnings Per Share

Basic and diluted earnings per share are calculated as follows:

	Years Ended December 31
	2010	2009	2008
Basic earnings per share
Numerator:
Net income	$177,125	$162,283	$73,227

Denominator:
Weighted-average number of shares of common stock outstanding	14,619	15,206	15,362

Basic earnings per share	$12.12	$10.67	$4.77

Diluted earnings per share
Numerator:
Net income	$177,125	$162,283	$73,227

Denominator:
Weighted-average number of shares of common stock outstanding	14,619	15,206	15,362
Shares issuable upon exercise of stock options	31	37	68

Total shares	14,650	15,243	15,430

Diluted earnings per share	$12.09	$10.65	$4.75

Options are not included in the computation of diluted earnings per share when the option exercise price exceeds the average market price of the underlying common share, as the impact on earnings per share would be anti-dilutive. We had no anti-dilutive options that were excluded from the calculation of earnings per share for any period presented.

4.	Supplemental Cash Flow Information

	Years Ended December 31
	2010	2009	2008
Cash paid during the year for
Interest and financing expenses (net of capitalization)	$15,884	$12,456	$12,644
Income taxes	$59,949	$94,093	$29,005

5.	Trade and Other Accounts Receivable, Net

	December 31
	2010	2009
Trade receivables	$234,233	$207,377
Income tax receivables	15,146	1,087
Other	9,102	7,618
Allowance for doubtful accounts	(733)	(1,195)

	$257,748	$214,887

Notes to Consolidated Financial Statements—(Continued)

(tabular amounts in thousands, except per-share amounts)

There were no bad debt write-offs in either 2010 or 2009. Bad debt expense was $54 thousand in 2008. The allowance for doubtful accounts amounted to $1.1 million at December 31, 2008. The change in the allowance for doubtful accounts between 2009 and 2010 primarily reflects our evaluation of certain higher risk customer receivables, all of which are current at December 31, 2010, as well as allowances for disputed invoiced prices and quantities. The change in the allowance doubtful accounts between 2008 and 2009 reflects allowances for disputed invoiced prices and quantities.

6.	Inventories

	December 31
	2010	2009
Finished goods and work-in-process	$215,764	$158,457
Raw materials	50,853	27,269
Stores, supplies, and other	6,598	7,177

	$273,215	$192,903

The reserve for obsolete and slow moving inventory amounted to $3 million at December 31, 2010 and $800 thousand at December 31, 2009. These amounts are included in the table above.

Our foreign inventories amounted to $178 million at year-end 2010 and $126 million at year-end 2009.

Our U.S. inventories, which are stated on the LIFO basis, amounted to $83 million at year-end 2010, which was below replacement cost by approximately $49 million. At year-end 2009, LIFO basis inventories were $58 million, which was approximately $41 million below replacement cost.

During 2010, the TEL inventory quantities were reduced resulting in a liquidation of LIFO layers. The effect of this liquidation increased net income by $200 thousand in 2010. During 2009, the petroleum additives and TEL inventory quantities were reduced resulting in a liquidation of LIFO layers. The effect of these liquidations increased net income $400 thousand with $300 thousand from petroleum additives and $100 thousand from TEL.

7.	Prepaid Expenses and Other Current Assets

	December 31
	2010	2009
Income taxes on intercompany profit	$5,673	$30,141
Dividend funding	5,304	4,992
Insurance	2,380	2,537
Other	2,087	1,430

	$15,444	$39,100

Notes to Consolidated Financial Statements—(Continued)

(tabular amounts in thousands, except per-share amounts)

8.	Property, Plant, and Equipment, at cost

	December 31
	2010	2009
Land	$39,302	$33,850
Land improvements	31,366	31,129
Leasehold improvements	1,278	607
Buildings	174,328	162,973
Machinery and equipment	712,829	679,296
Construction in progress	29,077	26,527

	$988,180	$934,382

We depreciate the cost of property, plant, and equipment generally by the straight-line method and primarily over the following useful lives:

Land improvements	5 - 30 years
Buildings	10 - 50 years
Machinery and equipment	3 - 15 years

At both December 31, 2010 and December 31, 2009, assets held for lease and included in the table above, include $3 million of land, $2 million of land improvements, $66 million of buildings, and $38 million of machinery and equipment. Accumulated depreciation on these assets was $4 million at December 31, 2010. There was no accumulated depreciation at December 31, 2009. All of these assets represent the assets of Foundry Park I.

Interest capitalized was $400 thousand in 2010, $2.0 million in 2009, and $1.7 million in 2008. Of the total amount capitalized, $1.5 million in 2009 and $1.1 million in 2008 related to the construction of the office building by Foundry Park I. Capitalized interest is amortized generally over the same lives as the asset to which it relates. Depreciation expense was $29 million in 2010, $23 million in 2009, and $21 million in 2008. Amortization of capitalized interest, which is included in depreciation expense, was $300 thousand in 2010 and $200 thousand in both 2009 and 2008.

9.	Other Assets and Deferred Charges

	December 31
	2010	2009
Interest rate swap deposits	$23,175	$15,283
Asbestos insurance receivables	8,489	8,672
Deferred financing costs, net of amortization	6,165	3,946
Foundry Park I deferred leasing costs	4,997	5,528
Other	6,067	4,046

	$48,893	$37,475

We incurred $4 million of additional deferred financing fees in 2010 related to the mortgage loan and the new senior credit facility, and recognized amortization expense of $1 million during 2010. The accumulated amortization on the deferred financing costs relating to our 7.125% senior notes, mortgage loan, and current senior credit facility was $2 million at December 31, 2010 and $6 million at December 31, 2009. In addition to

Notes to Consolidated Financial Statements—(Continued)

(tabular amounts in thousands, except per-share amounts)

the recognized amortization expense, the change in the accumulated deferred financing costs between the two years resulted from the termination of our previous senior credit facility. See Note 12 for further information on our long-term debt and Note 16 for further information on interest rate swaps.

10.	Intangibles (Net of Amortization) and Goodwill

	December 31
	2010		2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Formulas and technology	$91,487	$64,013	$88,687	$58,700
Contracts	16,380	9,650	16,380	6,939
Customer base	7,040	1,276	5,440	666
Trademarks and trade name	1,600	133	0	0
Goodwill	5,091		861

	$121,598	$75,072	$111,368	$66,305

Aggregate amortization expense		$8,767		$9,006

The increase in 2010 in gross amortizing intangible assets and goodwill reflected above was the result of the purchase of Polartech. See Note 2 for further information on the acquisition of Polartech.

The goodwill in 2009 relates to the 2008 acquisition by Afton of the North American Fuel Additives Business from GE Water and Process Technologies for $15 million, which was paid upon acquisition. We performed a valuation of the assets acquired to determine the purchase price allocation. The results of the valuation resulted in the recognition of $14 million of identifiable intangibles, including contracts, formulas, and customer base, as well as the goodwill of approximately $900 thousand.

During 2006 we acquired contracts with a value of approximately $10 million. We paid approximately $1 million during each of 2010, 2009, and 2008, as well as $3 million during 2007 and $4 million during 2006 for the acquisition of these 2006 contracts. We recorded the remaining amount payable under the contracts as a liability at December 31, 2009. There was no remaining amount payable at December 31, 2010.

The fair value of intangible assets is estimated based upon management’s assessment, as well as independent third-party appraisals, in some cases. All of the intangibles relate to the petroleum additives segment. There is no accumulated goodwill impairment.

Estimated amortization expense for the next five years is expected to be:

• 2011	$8,586
• 2012	$7,421
• 2013	$7,108
• 2014	$6,163
• 2015	$5,790

Notes to Consolidated Financial Statements—(Continued)

(tabular amounts in thousands, except per-share amounts)

Generally, we amortize the cost of the customer base intangible by an accelerated method and the cost of the remaining intangible assets by the straight-line method over their estimated economic lives. We generally amortize contracts over 1.5 to 10 years and formulas and technology over 5 to 20 years. Trademarks and the trade name are amortized over 10 years.

11.	Accrued Expenses

	December 31
	2010	2009
Employee benefits, payroll, and related taxes	$25,214	$23,647
Customer rebates	16,160	12,909
Environmental remediation	2,823	1,755
Interest rate swap	2,395	421
Retainage on capital projects	0	1,484
Other	24,966	23,559

	$71,558	$63,775

Environmental remediation includes asset retirement obligations recorded at a discount.

12.	Long-Term Debt

	December 31
	2010	2009
Senior notes—7.125% due 2016	$150,000	$150,000
Foundry Park I mortgage loan	66,275	0
Revolving credit agreement	4,000	0
Line of credit	1,494	0
Capital lease obligations	144	979
Foundry Park I construction loan	0	99,102

	221,913	250,081
Current maturities	(4,369)	(33,881)

	$217,544	$216,200

Senior Notes—The 7.125% senior notes are our senior unsecured obligations and are jointly and severally guaranteed on an unsecured basis by all of our existing and future wholly-owned domestic restricted subsidiaries. We incurred financing costs of approximately $3 million in 2006 related to the 7.125% senior notes, which are being amortized over ten years.

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

Notes to Consolidated Financial Statements—(Continued)

(tabular amounts in thousands, except per-share amounts)

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

We were in compliance with all covenants under the indenture governing the 7.125% senior notes as of December 31, 2010 and December 31, 2009.

Senior Credit Facility—On November 12, 2010, we entered into a Credit Agreement (Credit Agreement). The Credit Agreement provides for a $300 million, multicurrency revolving credit facility, with a $100 million sublimit for multicurrency borrowings, a $100 million sublimit for letters of credit, and a $20 million sublimit for swingline loans. The Credit Agreement includes an expansion feature, which allows us, subject to certain conditions, to request to increase the aggregate amount of the revolving credit facility or obtain incremental term loans in an amount up to $150 million. We used the proceeds from the Credit Agreement to pay off the outstanding balance of $35 million on our previous revolving credit agreement. Our previous revolving credit agreement was terminated on November 12, 2010.

At December 31, 2010, we had outstanding letters of credit of $5.1 million and borrowings of $4 million, resulting in the unused portion of the senior credit facility amounting to $290.9 million. For further information on the outstanding letters of credit, see Note 18.

We paid financing costs in 2010 of approximately $2.5 million related to this agreement and carried over deferred financing costs from our previous revolving credit agreement of approximately $700 thousand, resulting in total deferred financing costs of $3.2 million, which we are amortizing over the term of the Credit Agreement.

The obligations under the Credit Agreement are unsecured and are fully and unconditionally guaranteed by NewMarket and the subsidiary guarantors. The revolving credit facility matures on November 12, 2015.

Borrowing made under the revolving credit facility bear interest at an annual rate equal to, at our election, either (1) the ABR plus the Applicable Rate (solely in the case of loans denominated in U.S. dollars to NewMarket) or (2) the Adjusted LIBO Rate plus the Applicable Rate. ABR is the greatest of (i) the rate of interest publicly announced by the Administrative Agent as its prime rate, (ii) the federal funds effective rate from time to time plus 0.5% or (iii) the Adjusted LIBO Rate for a one month interest period plus 1%. The Adjusted LIBO Rate means the rate at which Eurocurrency deposits in the London interbank market for certain periods (as selected by NewMarket) are quoted, as adjusted for statutory reserve requirements for Eurocurrency liabilities and other applicable mandatory costs. Depending on our Leverage Ratio, the Applicable Rate ranges from 1.00% to 1.50% for loans bearing interest based on the ABR and from 2.00% to 2.50% for loans bearing interest based on the Adjusted LIBO Rate. At December 31, 2010, the Applicable Rate was 1.00% for loans bearing interest based on

Notes to Consolidated Financial Statements—(Continued)

(tabular amounts in thousands, except per-share amounts)

the ABR and 2.00% for loans bearing interest based on the Adjusted LIBO Rate. Our average interest rate under the current revolving credit agreement was 3.6% during 2010, while the combined average interest rate under both revolving credit agreements in effect during 2010 was 4.5%. At December 31, 2010, the interest rate was 4.25%.

The Credit Agreement contains financial covenants that require NewMarket to maintain a consolidated Leverage Ratio (as defined in the Credit Agreement) of no more than 3.00 to 1.00 and a consolidated Interest Coverage ratio (as defined in the Credit Agreement) of no less than 3.00 to 1.00, as of the end of each fiscal quarter ending on and after December 31, 2010.

We were in compliance with all covenants under the Credit Agreement at December 31, 2010.

Mortgage Loan Agreement—On January 28, 2010, Foundry Park I entered into a mortgage loan agreement in the amount of $68.4 million. The loan, which is collateralized by the Foundry Park I office building, is for a period of five years, with two thirteen-month extension options. NewMarket Corporation is fully guaranteeing the loan. The mortgage loan bears interest at a variable rate of LIBOR plus a margin of 400 basis points, with a minimum LIBOR of 200 basis points. At December 31, 2010, the interest rate was 4.26%. Principal payments on the loan are being made monthly based on a 15 year amortization schedule, with all remaining amounts due in five years, unless we exercise the extension options. We incurred financing costs of $1.5 million related to the mortgage loan, which are being amortized over five years.

Concurrently with the closing of the mortgage loan, Foundry Park I obtained an interest rate swap to effectively convert the variable interest rate in the loan to a fixed interest rate by setting LIBOR at 2.642% for five years. Further information on the interest rate swap is in Note 16.

Construction Loan Agreement—Foundry Park I and NewMarket Corporation entered into a construction loan agreement with a group of banks on August 7, 2007 to borrow up to $116 million to fund the development and construction of an office building. The construction loan bore interest at LIBOR plus a margin of 140 basis points. The term of the loan was for a period of 36 months and was unconditionally guaranteed by NewMarket Corporation. No principal reduction payment became due during the construction period. As a condition of the construction loan and concurrently with the closing of the loan, Foundry Park I also obtained interest rate risk protection in the form of an interest rate swap. See Note 16. On January 29, 2010, we paid off the outstanding balance of $99.1 million of the construction loan with proceeds of $68.4 million from the mortgage loan agreement (discussed above) and cash on hand of $30.7 million.

Other Borrowings—One of our subsidiaries in India has a short-term line of credit of 110 million Rupees for working capital purposes. The average interest rate was approximately 9.8% during 2010 and 9.96% at December 31, 2010. The outstanding balance of $1.5 million at December 31, 2010 is due during 2011.

We record our capital lease obligations at the lower of fair market value of the related asset at the inception of the lease or the present value of the total minimum lease payments. Capital lease obligations, including interest, will be approximately $100 thousand for 2011. The future minimum lease payments in excess of the capital lease obligation are included in the noncancelable future lease payments discussed in Note 18.

Notes to Consolidated Financial Statements—(Continued)

(tabular amounts in thousands, except per-share amounts)

Principal debt payments for the next five years are scheduled as follows:

• 2011	$4.4 million
• 2012	$2.9 million
• 2013	$3.2 million
• 2014	$3.4 million
• 2015	$58.0 million
• After 2015	$150.0 million

13.	Other Noncurrent Liabilities

	December 31
	2010	2009
Employee benefits	$90,584	$103,792
Interest rate swap	19,717	11,440
Environmental remediation	19,632	20,201
Asbestos litigation reserve	12,030	12,111
Environmental dismantling	478	522
Other	4,729	4,689

	$147,170	$152,755

The decrease in employee benefits primarily reflects the improvement in the funded status of our pension and postretirement plans. See Note 19 for further information on these employee benefit plans. Environmental remediation and environmental dismantling include our asset retirement obligations. Further information on the interest rate swaps is in Note 16.

14.	Asset Retirement Obligations

Our asset retirement obligations are related primarily to past TEL operations. The following table illustrates the 2010, 2009, and 2008 activity associated with our asset retirement obligations.

	Years Ended December 31
	2010	2009	2008
Asset retirement obligation, beginning of year	$3,031	$3,009	$5,048
Liabilities incurred	0	2,000	0
Accretion expense	139	168	240
Liabilities settled	0	(1,539)	(1,903)
Changes in expected cash flows and timing	(195)	(607)	(368)
Foreign currency impact	0	0	(8)

Asset retirement obligation, end of year	$2,975	$3,031	$3,009

15.	Stock-Based Compensation

The 2004 Incentive Compensation and Stock Plan (the Plan) was approved on May 24, 2004. Any employee of our company or an affiliate or a person who is a member of our board of directors or the board of directors of an affiliate is eligible to participate in the Plan if the Compensation Committee of the Board of Directors (the

Notes to Consolidated Financial Statements—(Continued)

(tabular amounts in thousands, except per-share amounts)

Administrator), in its sole discretion, determines that such person has contributed significantly or can be expected to contribute significantly to the profits or growth of our company or its affiliates (each, a participant). Under the terms of the Plan, we may grant participants stock awards, incentive awards, or options (which may be either incentive stock options or nonqualified stock options), or stock appreciation rights (SARs), which may be granted with a related option. Stock options entitle the participant to purchase a specified number of shares of our common stock at a price that is fixed by the Administrator at the time the option is granted; provided, however, that the price cannot be less than the shares’ fair market value on the date of grant. The maximum period in which an option may be exercised is fixed by the Administrator at the time the option is granted but, in the case of an incentive stock option, cannot exceed ten years.

The maximum aggregate number of shares of our common stock that may be issued under the Plan is 1,500,000. During 2010, 17,053 shares of our common stock were issued under the Plan resulting in 1,477,595 shares being available for grant at December 31, 2010. No participant may be granted or awarded in any calendar year options or SARs covering more than 200,000 shares of our common stock in the aggregate. For purposes of this limitation and the individual limitation on the grant of options, an option and corresponding SAR are treated as a single award.

Of the 17,053 shares of common stock issued during 2010 under the Plan, 1,374 shares were to six of our non-employee directors with an aggregate fair value of $120 thousand at the issue date of July 1, 2010. The fair value of the shares was based on the closing price of our common stock on the day prior to the date of issue. We recognized expense of $120 thousand related to the issuance of this common stock. The remaining 15,679 shares issued during 2010 under the Plan related to a stock award granted on November 15, 2010. The shares issued under award vested immediately; however, the stock may not be sold or otherwise transferred until November 15, 2011. We recognized expense of $2.8 million related to the issuance of the shares under the stock award.

At December 31, 2010, we had 16,000 outstanding options to purchase shares of our common stock at an exercise price of $4.35 per share. These outstanding options became exercisable over a stated period of time. These previously granted outstanding options were awarded under Ethyl’s 1982 Stock Option Plan, which terminated in March 2004, and pursuant to which no further options may be granted. None of these options include an associated SAR. These options are fully vested and exercisable at December 31, 2010. All of the outstanding options will expire on September 28, 2011.

A summary of activity during 2010 in NewMarket’s stock option plan is presented below in whole shares:

	Whole Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2010	37,000	$4.35
Exercised	(21,000)	4.35		$2,345

Outstanding at December 31, 2010	16,000	$4.35	0.74	$1,904

Exercisable at December 31, 2010	16,000	$4.35	0.74	$1,904

We have neither granted nor modified any stock option awards in 2010, 2009, or 2008. The total intrinsic value of options exercised was $2 million for 2010, $500 thousand for 2009, and $4 million for 2008.

Notes to Consolidated Financial Statements—(Continued)

(tabular amounts in thousands, except per-share amounts)

We recognized a tax benefit of $700 thousand on the $4.35 options for 2010 and $1 million for 2008. We recognized no tax benefit for 2009. There was no unrecognized compensation cost during 2010, 2009, or 2008.

16.	Derivatives and Hedging Activities

Accounting Policy for Derivative Instruments and Hedging Activities

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

Cash Flow Hedge of Interest Rate Risk

In January 2010, we entered into an interest rate swap to manage our exposure to interest rate movements on the Foundry Park I mortgage loan and to reduce variability in interest expense. Further information on the mortgage loan is in Note 12. We also had an interest rate swap to manage our exposure to interest rate movements on the Foundry Park I construction loan and add stability to capitalized interest expense. The Foundry Park I construction loan interest rate swap matured on January 1, 2010. Further information on the construction loan is in Note 12. Both interest rate swaps are designated and qualify as a cash flow hedge. As such, the effective portion of changes in the fair value of the swaps is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Any ineffective portion of changes in the fair value of the swap is recognized immediately in earnings. We assess the effectiveness of the mortgage loan interest rate swap quarterly, just as we assessed the effectiveness of the construction loan interest rate swap quarterly, by comparing the changes in the fair value of the derivative hedging instrument with the change in present value of the expected future cash flows of the hedged transaction.

Both interest rate swaps involve the receipt of variable-rate amounts based on LIBOR in exchange for fixed-rate payments over the life of the agreement without exchange of the underlying notional amount. The fixed-rate payments are at a rate of 2.642% for the mortgage loan interest rate swap, while the fixed-rate payments on the

Notes to Consolidated Financial Statements—(Continued)

(tabular amounts in thousands, except per-share amounts)

construction loan interest rate swap were at a rate of 4.975%. The notional amount of the mortgage loan interest rate swap was $68 million at origination and approximately $66 million at December 31, 2010. The notional amount of the mortgage loan swap amortizes to approximately $54 million over the term of the swap. The amortizing notional amount is necessary to maintain the swap notional at an amount that matches the declining mortgage loan principal balance over the loan term. The mortgage loan interest swap matures on January 29, 2015. The notional amount of the construction loan interest rate swap was approximately $94 million at December 31, 2009, just prior to its January 1, 2010 maturity. The accreting notional amount was necessary to maintain the construction loan interest rate swap notional at an amount that represented approximately 85% of the projected construction loan principal balance over the loan term.

The unrealized loss, net of tax, related to the fair value of the mortgage loan interest rate swap is recorded in accumulated other comprehensive loss in shareholders’ equity on the Consolidated Balance Sheets, and amounted to approximately $1.5 million at December 31, 2010. The unrealized loss, net of tax, related to the fair value of the construction loan interest rate swap and recorded in accumulated other comprehensive loss amounted to approximately $37 thousand at December 31, 2009. This amount was settled on January 1, 2010. Also recorded as a component of accumulated other comprehensive loss in shareholders’ equity on the Consolidated Balance Sheets was the accumulated losses related to the construction loan interest rate swap. This amounted to approximately $3 million, net of tax, at both December 31, 2010 and December 31, 2009. The amounts remaining in accumulated other comprehensive loss related to the construction loan interest rate swap are being recognized in the Consolidated Statements of Income over the depreciable life of the office building beginning in January 2010. Approximately $1 million, net of tax, currently recognized in accumulated other comprehensive loss related to both the construction loan interest rate swap and the mortgage loan interest rate swap is expected to be reclassified into earnings over the next twelve months.

Non-designated Hedges

On June 25, 2009, we entered into an interest rate swap with Goldman Sachs in the notional amount of $97 million and with a maturity date of January 19, 2022 (Goldman Sachs interest rate swap). NewMarket entered into the Goldman Sachs interest rate swap in connection with the termination of a loan application and related rate lock agreement between Foundry Park I and Principal. When the rate lock agreement was originally executed in 2007, Principal simultaneously entered into an interest rate swap with a third party to hedge Principal’s exposure to fluctuation in the ten-year Treasuries rate. Upon the termination on June 25, 2009 of the rate lock agreement, Goldman Sachs both assumed Principal’s position with the third party and entered into an offsetting interest rate swap with NewMarket. Under the terms of this interest rate swap, NewMarket is making fixed rate payments at 5.3075% and Goldman Sachs will make variable rate payments based on three-month LIBOR. We have collateralized this exposure through cash deposits posted with Goldman Sachs amounting to $23 million at December 31, 2010. This transaction effectively preserves the impact of the original rate lock agreement for the possible application to a future loan amount of $97 million of a similar structure.

In December 2008, we entered into $17 million of Euro-denominated forward contracts to minimize foreign currency exposure from expected cash flows from foreign operations. The forward contracts obligated us to sell Euros for U.S. Dollars at a fixed exchange rate of 1.403, which was agreed to at the inception of the contracts. These contracts had maturity dates through December 2009. The outstanding Euro-denominated foreign currency forward contracts amounted to $17 million at December 31, 2008. There were no outstanding contracts at December 31, 2010 or December 31, 2009.

In April 2008, we entered into $11 million of Euro-denominated forward contracts. The contracts all matured in 2008.

Notes to Consolidated Financial Statements—(Continued)

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

The table below presents the fair value of our derivative financial instruments, as well as their classification on the Consolidated Balance Sheets as of December 31, 2010 and December 31, 2009.

Fair Value of Derivative Instruments

(in thousands)

	Asset Derivatives				Liability Derivatives
	December 31, 2010		December 31, 2009		December 31, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments					Accrued expenses and Other noncurrent liabilities
Mortgage loan interest rate swap		$0		$0		$2,656		$0

Construction loan interest rate swap		$0		$0		$0	Accrued expenses	$421

Derivatives Not Designated as Hedging Instruments					Accrued expenses and Other noncurrent liabilities		Other noncurrent liabilities
Goldman Sachs interest rate swap		$0		$0		$19,456		$11,440

Notes to Consolidated Financial Statements—(Continued)

(tabular amounts in thousands, except per-share amounts)

The tables below present the effect of our derivative financial instruments on the Consolidated Statements of Income.

Effect of Derivative Instruments on the Consolidated Statements of Income

Designated Cash Flow Hedges

(in thousands)

Derivatives in Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)			Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	December 31				December 31				December 31
	2010	2009	2008		2010	2009	2008		2010	2009	2008
Mortgage loan interest rate swap	$(4,012)	$0	$0	Interest and financing expenses	$(1,493)	$0	$0		$0	$0	$0

Construction loan interest rate swap	$0	$(583)	$(2,113)	Cost of rental	$(85)	$0	$0	Other (expense) income, net	$0	$92	$(73)

Effect of Derivative Instruments on the Consolidated Statements of Income

Not Designated Derivatives

(in thousands)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		December 31
		2010	2009	2008
Goldman Sachs interest rate swap	Other (expense) income, net	$(10,324)	$(11,440)	$0

Foreign currency forward contracts	Cost of goods sold—product	$0	$(164)	$745

Credit-risk-related Contingent Features

We have agreements with both of our current derivative counterparties that contain a provision where we could be declared in default on our derivative obligations if repayment of indebtedness is accelerated by the lender due to our default on the indebtedness.

Notes to Consolidated Financial Statements—(Continued)

(tabular amounts in thousands, except per-share amounts)

As of December 31, 2010, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $21 million. We have minimum collateral posting thresholds with one of our derivative counterparties and have posted cash collateral of $23 million as of December 31, 2010. If required, we could have settled our obligations under the agreements at their termination value of $21 million at December 31, 2010.

17.	Fair Value Measurements

The following table provides information on assets and liabilities measured at fair value on a recurring basis. No events occurred during the twelve months ended December 31, 2010, requiring adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

	Carrying Amount in Consolidated Balance Sheets	Fair Value	Fair Value Measurements Using
			Level 1	Level 2	Level 3
	December 31, 2010
Cash and cash equivalents	$49,192	$49,192	$49,192	$0	$0
Short-term investments	$300	$300	$300	$0	$0
Interest rate swaps liability	$22,112	$22,112	$0	$22,112	$0

	December 31, 2009
Cash and cash equivalents	$151,831	$151,831	$151,831	$0	$0
Short-term investments	$300	$300	$300	$0	$0
Interest rate swaps liability	$11,861	$11,861	$0	$11,861	$0

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustment associated with the derivatives utilizes Level 3 inputs. These Level 3 inputs include estimates of current credit spreads to evaluate the likelihood of default by both us and the counterparties to the derivatives. As of December 31, 2010 and December 31, 2009, we have assessed the significance of the impact of the credit valuation adjustment on the overall valuation of our derivatives and have determined that the credit valuation adjustment is not significant to the overall valuation of the derivatives. Accordingly, we have determined that our derivative valuations should be classified in Level 2 of the fair value hierarchy.

Long-Term Debt—We record the value of our long-term debt at historical cost. The estimated fair value of our long-term debt is shown in the table below and is based primarily on estimated current rates available to us for debt of the same remaining duration and adjusted for nonperformance risk and credit risk.

Notes to Consolidated Financial Statements—(Continued)

(tabular amounts in thousands, except per-share amounts)

	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current maturities	$(221,913)	$(230,393)	$(250,081)	$(243,354)

18.	Contractual Commitments and Contingencies

Contractual Commitments—NewMarket has operating lease agreements primarily for office space, transportation equipment, and storage facilities. Rental expense was $22 million in 2010, $19 million in 2009, and $20 million in 2008.

Future lease payments for all noncancelable operating leases as of December 31, 2010 are:

• 2011	$10 million
• 2012	$6 million
• 2013	$5 million
• 2014	$4 million
• 2015	$3 million
• After 2015	$16 million

Future minimum lease payments in excess of the capital lease debt obligation as of December 31, 2010 amount to approximately $100 thousand for 2011. We have contractual obligations for the construction of assets, as well as purchases of property and equipment of approximately $7 million at December 31, 2010.

Raw Material Purchase Obligations—We have raw material purchase obligations over the next five years amounting to approximately $273 million at December 31, 2010 for agreements to purchase goods or services that are enforceable, and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. Raw material purchase obligations exclude agreements that are cancelable without penalty. Purchase orders made in the ordinary course of business are excluded from this amount. Any amounts for which we are liable under purchase orders are reflected in our Consolidated Balance Sheets as accounts payable and accrued expenses.

Litigation—We are involved in legal proceedings that are incidental to our business and include administrative or judicial actions seeking remediation under environmental laws, such as Superfund. Some of these legal proceedings relate to environmental matters and involve governmental authorities. For further information see “Environmental” below and Item 3.

While it is not possible to predict or determine with certainty the outcome of any legal proceeding, we believe the outcome of any of these proceedings, or all of them combined, will not result in a material adverse effect on our financial condition or results of operations.

On July 23, 2010, Afton Chemical Corporation and NewMarket Corporation filed a complaint in Federal District Court in Richmond, Virginia against Innospec. The complaint alleges that Innospec violated the Robinson-Patman Act, the Sherman Act, the Virginia Antitrust Act and Virginia Business Conspiracy Act based on the disclosures that Innospec recently made in its plea agreements with the U.S. Department of Justice and the Securities and Exchange Commission, as well as the UK Serious Fraud Office. In those agreements, Innospec pled guilty to violating the Foreign Corrupt Practices Act by bribing government officials in Iraq and Indonesia. Innospec paid the bribes to secure the sale of its product and to exclude NewMarket’s product in Iraq

Notes to Consolidated Financial Statements—(Continued)

(tabular amounts in thousands, except per-share amounts)

and Indonesia. Afton Chemical Corporation and NewMarket Corporation are seeking treble damages, all reasonable attorneys’ fees, expenses, and costs for injuries sustained as a result of these bribes.

Asbestos

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

•	No estimate is made for unasserted claims.

•	The estimated recoveries from insurance and Albemarle Corporation for these cases are based on, and are consistent with, the 2005 settlement agreements.

Based on the above assumptions, we have provided an undiscounted liability related to premises asbestos claims of $13.6 million at both year-end 2010 and year-end 2009. The liabilities related to asbestos claims are included in accrued expenses (current portion) and other noncurrent liabilities on the balance sheet. Certain of these costs are recoverable through our insurance coverage and agreement with Albemarle Corporation. The receivable for these recoveries related to premises asbestos liabilities was $9.6 million at December 31, 2010 and $9.8 million at December 31, 2009. These receivables are included in trade and other accounts receivable, net for the current portion. The noncurrent portion is included in other assets and deferred charges.

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

Notes to Consolidated Financial Statements—(Continued)

(tabular amounts in thousands, except per-share amounts)

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

At a former TEL plant site located in the state of Louisiana, we have completed significant environmental remediation, although we will be monitoring and treating the site for an extended period. The accrual for this site was $6.8 million at year-end 2010 and $7.5 million at year-end 2009. We based these amounts on the best estimate of future costs discounted at approximately 3% in both 2010 and 2009. An inflation factor is included in the estimate. The undiscounted liability was $8.7 million at year-end 2010 and $9.7 million at year-end 2009. The expected payments for each of the next five years amount to approximately $800 thousand in 2011, $700 thousand in 2012, and $600 thousand for each of the years 2013 through 2015. Expected payments thereafter amount to approximately $5.4 million.

At a plant site in Houston, Texas, we have an accrual of $7.6 million at December 31, 2010 and $7.9 million at December 31, 2009 for environmental remediation, dismantling, and decontamination. Included in these amounts are $7.3 million at year-end 2010 and $7.6 million at year-end 2009 for remediation. Of the total remediation, $6.9 million at December 31, 2010 and $7.2 million at December 31, 2009 relates to remediation of groundwater and soil. The accruals for this site are discounted at approximately 3% at December 31, 2010 and December 31, 2009. The accruals include an inflation factor. The undiscounted accrual for this site was $10.8 million at year-end 2010 and $11.2 million at year-end 2009. The expected payments for each of the next five years are approximately $400 thousand in 2011, $500 thousand in 2012, $600 thousand in 2013, $1.6 million in 2014, and $200 thousand in 2015. Expected payments thereafter amount to approximately $7.5 million.

At a superfund site in Louisiana, we have an accrual of $3.3 million at December 31, 2010 and $2.6 million at December 31, 2009 for environmental remediation. The accrual for this site was discounted at approximately 3% and included an inflation factor. The undiscounted accrual for this site was $4.2 million at December 31, 2010 and $3.2 million at December 31, 2009. The expected payments over the next five years amount to approximately $500 thousand in 2011, $400 thousand in 2012, and $200 thousand each for years 2013 through 2015. Expected payments thereafter amount to approximately $2.7 million.

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

At December 31, our total accruals for environmental remediation were $22.5 million for 2010 and $22.0 million for 2009. In addition to the accruals for environmental remediation, we also have accruals for dismantling and decommissioning costs of $500 thousand at both December 31, 2010 and December 31, 2009

NewMarket spent $18 million in 2010 and $17 million in both 2009 and 2008 for ongoing environmental operating and clean-up costs, excluding depreciation of previously capitalized expenditures. On capital expenditures for pollution prevention and safety projects, we spent $7 million in 2010, $5 million in 2009, and $7 million in 2008.

Notes to Consolidated Financial Statements—(Continued)

(tabular amounts in thousands, except per-share amounts)

Letters of Credit and Guarantees—We have outstanding guarantees with several financial institutions in the amount of $41.6 million at December 31, 2010. The guarantees are secured by letters of credit, as well as cash collateral. A portion of these guarantees is unsecured. The outstanding letters of credit amounted to $5.1 million at December 31, 2010, all of which were issued under the letter of credit sub-facility of our revolving credit facility. See Note 12. The letters of credit primarily relate to insurance guarantees. We renew letters of credit as necessary. The remaining amounts represent performance, lease, custom and excise tax guarantees, as well as a cash deposit of $23 million related to the Goldman Sachs interest rate swap. The cash deposit is recorded in “Other assets and deferred charges” on the Consolidated Balance Sheet. See Note 9 for further information. Expiration dates range from 2011 to 2013. Some of the guarantees have no expiration date.

We cannot estimate the maximum amount of potential liability under the guarantees. However, we accrue for potential liabilities when a future payment is probable and the range of loss can be reasonably estimated.

19.	Pension Plans and Other Postretirement Benefits

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

Notes to Consolidated Financial Statements—(Continued)

(tabular amounts in thousands, except per-share amounts)

The components of net periodic pension and postretirement benefit costs, as well as other amounts recognized in other comprehensive loss, are shown below.

	Years Ended December 31
	Pension Benefits			Postretirement Benefits
	2010	2009	2008	2010	2009	2008
Net periodic benefit cost
Service cost	$6,755	$5,720	$5,314	$1,336	$1,085	$1,009
Interest cost	8,559	7,934	7,497	3,277	3,408	3,491
Expected return on plan assets	(9,689)	(8,592)	(7,784)	(1,627)	(1,636)	(1,658)
Amortization of prior service cost	292	289	291	9	9	11
Amortization of net loss (gain)	3,371	2,497	1,886	(439)	(453)	(416)

Net periodic benefit cost	$9,288	$7,848	$7,204	$2,556	$2,413	$2,437

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss
Net (gain) loss	$(7,530)	$862	$39,903	$(1,754)	$704	$(5,199)
Prior service cost	1,193	0	0	0	0	0
Amortization of net (loss) gain	(3,371)	(2,497)	(1,886)	439	453	416
Amortization of prior service cost	(292)	(289)	(291)	(9)	(9)	(11)

Total recognized in other comprehensive loss	$(10,000)	$(1,924)	$37,726	$(1,324)	$1,148	$(4,794)

Total recognized in net periodic benefit cost and other comprehensive loss	$(712)	$5,924	$44,930	$1,232	$3,561	$(2,357)

The estimated net loss which will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2011 is expected to be $3 million for pension plans. The estimated net gain which will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2011 is expected to be $400 thousand for postretirement benefit plans. The estimated prior service cost which will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2011 is expected to be $300 thousand for pension plans and $9 thousand for postretirement benefit plans.

Notes to Consolidated Financial Statements—(Continued)

(tabular amounts in thousands, except per-share amounts)

Changes in the plans’ benefit obligations and assets follow.

	Years Ended December 31
	Pension Benefits		Postretirement Benefits
	2010	2009	2010	2009
Change in benefit obligation
Benefit obligation at beginning of year	$147,211	$127,911	$59,733	$58,068
Service cost	6,755	5,720	1,336	1,085
Interest cost	8,559	7,934	3,277	3,408
Plan amendment	1,193	0	0	0
Actuarial net (gain) loss	(3,677)	10,720	(2,280)	(208)
Benefits paid	(5,462)	(5,074)	(3,296)	(2,620)

Benefit obligation at end of year	$154,579	$147,211	$58,770	$59,733

Change in plan assets
Fair value of plan assets at beginning of year	$90,141	$61,349	$27,157	$27,922
Actual return on plan assets	13,542	18,449	1,101	723
Employer contributions	13,922	15,417	1,661	1,132
Benefits paid	(5,462)	(5,074)	(3,296)	(2,620)

Fair value of plan assets at end of year	$112,143	$90,141	$26,623	$27,157

Funded status	$(42,436)	$(57,070)	$(32,147)	$(32,576)

Amounts recognized in the consolidated balance sheet
Noncurrent assets	$661	$0	$0	$0
Current liabilities	(2,434)	(2,442)	(1,809)	(1,809)
Noncurrent liabilities	(40,663)	(54,628)	(30,338)	(30,767)

	$(42,436)	$(57,070)	$(32,147)	$(32,576)

Amounts recognized in accumulated other comprehensive loss
Net actuarial loss (gain)	$60,750	$71,651	$(11,520)	$(10,205)
Prior service (cost) credit	(586)	(1,487)	35	44

	$60,164	$70,164	$(11,485)	$(10,161)

The 2010 plan amendment in the table above represents contract negotiations with the Sauget and Houston plans.

The accumulated benefit obligation for all domestic defined benefit pension plans was $130 million at December 31, 2010 and $120 million at December 31, 2009.

The projected benefit obligation exceeded the fair market value of plan assets for all domestic plans, except for the Port Arthur and Sauget plans, at December 31, 2010. The fair market value of the Port Arthur and Sauget assets exceeded the projected benefit obligation at December 31, 2010. The projected benefit obligation exceeded the fair market value of plan assets for all domestic plans at December 31, 2009. The fair market value of plan assets for all domestic plans, except the nonqualified plan, exceeded the accumulated benefit obligation at December 31, 2010. The accumulated benefit obligation exceeded the fair market value of plan assets for the nonqualified plan at December 31, 2010. The accumulated benefit obligation exceeded the fair market value of plan assets for all the domestic plans, except for the Port Arthur plan, at December 31, 2009. The fair market value of the Port Arthur plan assets exceeded the accumulated benefit obligation at December 31, 2009.

Notes to Consolidated Financial Statements—(Continued)

(tabular amounts in thousands, except per-share amounts)

The net assets position for plans in which assets exceed the projected benefit obligation is included in prepaid pension cost on the balance sheet. The net liability position of plans in which the projected benefit obligation exceeds assets is included in other noncurrent liabilities on the balance sheet. A portion of the accrued benefit cost for the nonqualified plan is included in current liabilities at both December 31, 2010 and December 31, 2009. As the nonqualified plan is unfunded, the amount reflected in current liabilities represents the expected benefit payments related to the nonqualified plan during 2011.

The following table shows information on domestic pension plans with the accumulated benefit obligation in excess of plan assets. The second table presents information on domestic pension plans with the projected benefit obligation in excess of plan assets.

	2010	2009
Plans with the accumulated benefit obligation in excess of the fair market value of plan assets
Projected benefit obligation	$25,825	$145,789
Accumulated benefit obligation	24,429	118,248
Fair market value of plan assets	0	88,806

	2010	2009
Plans with the projected benefit obligation in excess of the fair market value of plan assets
Projected benefit obligation	$130,501	$147,211
Fair market value of plan assets	87,377	90,141

There are no assets held in the nonqualified plan by the trustee for the retired beneficiaries of the nonqualified plan. Payments to retired beneficiaries of the nonqualified plan are made with cash from operations.

Assumptions—We used the following assumptions to calculate the results of our retirement plans:

	Pension Benefits			Postretirement Benefits
	2010	2009	2008	2010	2009	2008
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31
Discount rate	5.875%	6.250%	6.375%	5.875%	6.250%	6.375%
Expected long-term rate of return on plan assets	9.00%	9.00%	8.75%	6.25%	6.25%	6.25%
Rate of projected compensation increase	4.00%	3.75%	4.00%

Weighted-average assumptions used to determine benefit obligations at December 31
Discount rate	5.875%	5.875%	6.250%	5.875%	5.875%	6.250%
Rate of projected compensation increase	3.50%	4.00%	3.75%

We base the assumed expected long-term rate of return for plan assets on an analysis of our actual investments, including our asset allocation, as well as a stochastic analysis of expected returns. This analysis reflects the expected long-term rates of return for each significant asset class and economic indicator. As of January 1, 2011, the expected rates were 8.4% for U.S. large cap stocks, 3.6% for U.S. long-term corporate bonds, and 2.1% for inflation. The range of returns developed relies both on forecasts and on broad-market historical benchmarks for expected return, correlation, and volatility for each asset class. Our asset allocation is predominantly weighted toward equities. Through our ongoing monitoring of our investments, we have determined that we should maintain the expected long-term rate of return for our U.S. plans at 9.0% at December 31, 2010.

Notes to Consolidated Financial Statements—(Continued)

(tabular amounts in thousands, except per-share amounts)

At December 31, 2010, we changed our method of developing the discount rate assumption. We utilize a proprietary model maintained by our actuarial consultant. The model determines the single effective discount rate for a unique hypothetical portfolio constructed from investment-grade bonds that, in aggregate, match the projected cash flows of each of our retirement plans. Our discount rate is developed based on the hypothetical portfolio on the last day of December.

Assumed health care cost trend rates at December 31 are shown in the table below. The expected health care cost trend rate for 2010 was 9.0% with temporarily higher cost increases for our retiree prescription drug coverage.

	2010	2009
Health care cost trend rate assumed for next year	8.5%	9.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2018	2018

A one-percentage point change in the assumed health care cost trend rate would have the following effects.

	1% Increase	1% Decrease
Effect on accumulated postretirement benefit obligation as of December 31, 2010	$6,986	$(5,587)
Effect on net periodic postretirement benefit cost in 2010	$756	$(583)

The Patient Protection and Affordable Care Act (PPACA), as amended by the Health Care and Education Reconciliation Act of 2010, was signed into law in March 2010. The PPACA mandates health care reforms with effective dates from 2010 to 2018, including an excise tax on high cost health care plans effective in 2018. The additional accumulated postretirement liability resulting from the PPACA is not material and has been included in the benefit obligation for our postretirement plan at December 31, 2010. Given the complexity of the PPACA and the extended time period during which implementation is currently expected to occur, additional adjustments to the benefit obligation may be necessary.

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

Notes to Consolidated Financial Statements—(Continued)

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

	December 31, 2010				December 31, 2009
		Fair Value Measurements Using				Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Pension Plans
Equity Securities:
U. S. companies	$73,814	$73,808	$6	$0	$60,134	$60,132	$2	$0
International companies	11,978	11,768	210	0	10,900	10,900	0	0
Real estate investment trusts	1,930	1,930	0	0	1,866	1,866	0	0
Exchange traded funds	838	838	0	0	638	638	0	0
Common collective trust	12,453	12,453	0	0	8,655	8,655	0	0
Money market instruments	2,687	2,687	0	0	1,533	1,533	0	0
Mutual funds—fixed income	6,987	6,987	0	0	5,173	5,173	0	0
Cash and cash equivalents	1,192	1,192	0	0	768	768	0	0
Insurance contract	264	0	264	0	474	0	474	0

	$112,143	$111,663	$480	$0	$90,141	$89,665	$476	$0

Postretirement Plans
Insurance contract	$26,623	$0	$26,623	$0	$27,157	$0	$27,157	$0

The valuation methodologies used to develop the fair value measurements for the investments in the tables above are outlined below. There have been no changes in the valuation techniques used to value the investments.

•	Equity securities, including common stock, real estate investment trusts, and exchange traded funds, are valued at the closing price reported on a national exchange.

•

Securities which are part of the common collective trust are recorded at market value. Foreign securities are valued on the basis of quotations from the primary market in which they are traded and translated at each valuation date from the local currency into U.S. dollars using the mean between bid and asked market rates for such currencies. Securities traded on the over-the-counter markets for which reliable quotations are available are valued at the last current bid quotation. Securities traded on U.S. national exchanges are valued at the last reported sales price, or, if there are no sales, at the latest bid quotation. Spot and forward currency contracts are valued at the unrealized gain or loss on each contract, which is based on the difference between the contract rate and published spot rate for the contracted currencies. Short-term investments in other money market funds are valued at the underlying fund’s net asset value on the date of valuation.

Contributions to and withdrawals from the common collective trust may generally only be made effective on the first business day of a month.

•	Mutual funds are valued at the closing price reported on a national exchange.

Notes to Consolidated Financial Statements—(Continued)

(tabular amounts in thousands, except per-share amounts)

•	Money market instruments are valued at cost, which approximates fair value.

•	Cash and cash equivalents are valued at cost.

•

The insurance contracts are unallocated funds deposited with an insurance company and are stated at an amount equal to the sum of all amounts deposited less the sum of all amounts withdrawn, adjusted for investment return.

Cash Flows—For U.S. plans, NewMarket expects to contribute $23 million to the pension plans and $2 million to our other postretirement benefit plans in 2011. The expected benefit payments for the next ten years are as follows.

	Expected Pension Benefit Payments	Expected Postretirement Benefit Payments
2011	$6,308	$3,959
2012	$6,695	$3,878
2013	$7,176	$3,805
2014	$7,778	$3,711
2015	$8,568	$3,637
2016 through 2020	$53,146	$17,354

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

In addition to the foreign defined benefit pension plans, NewMarket also provides retirement benefits in Japan and Brazil which are not defined benefit plans. The total pension expense for these plans was $200 thousand for 2010, $100 thousand for 2009, and $300 thousand for 2008.

Our foreign subsidiary in Canada also sponsors a defined benefit postretirement plan. This postretirement plan provides certain health care benefits and life insurance to eligible retired employees. We pay the entire premium for these benefits.

Notes to Consolidated Financial Statements—(Continued)

(tabular amounts in thousands, except per-share amounts)

The components of net periodic pension and postretirement benefit costs, as well as other amounts recognized in other comprehensive loss, for these foreign defined benefit retirement plans are shown below.

	Years Ended December 31
	Pension Benefits			Postretirement Benefits
	2010	2009	2008	2010	2009	2008
Net periodic benefit cost
Service cost	$3,015	$2,543	$2,890	$25	$13	$18
Interest cost	5,447	5,010	5,733	146	142	149
Expected return on plan assets	(5,344)	(3,918)	(5,581)	0	0	0
Amortization of prior service cost	86	77	79	0	0	0
Amortization of transition (asset) obligation	(37)	(35)	(37)	52	47	50
Amortization of net loss	1,240	1,618	1,330	53	34	39
Settlement loss	0	241	0	0	0	0

Net periodic benefit cost	$4,407	$5,536	$4,414	$276	$236	$256

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss
Net (gain) loss	$(723)	$(2,720)	$9,269	$115	$521	$(99)
Prior service cost	49	56	6	0	0	0
Settlement loss	0	(241)	0	0	0	0
Amortization of transition asset (obligation)	37	35	37	(52)	(47)	(50)
Amortization of net loss	(1,240)	(1,618)	(1,330)	(53)	(34)	(39)
Amortization of prior service cost	(86)	(77)	(80)	0	0	0

Total recognized in other comprehensive loss	$(1,963)	$(4,565)	$7,902	$10	$440	$(188)

Total recognized in net periodic benefit cost and other comprehensive loss	$2,444	$971	$12,316	$286	$676	$68

The estimated net loss which will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2011 is expected to be $1 million for foreign pension plans and $60 thousand for foreign postretirement benefit plans. The estimated prior service cost which will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2011 is expected to be $80 thousand for foreign pension plans. There will be no estimated unrecognized transition asset amortized from accumulated other comprehensive loss into net periodic benefit cost during 2011 for foreign pension plans. The estimated unrecognized transition obligation which will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2011 is expected to be $50 thousand expense for foreign postretirement benefit plans.

Notes to Consolidated Financial Statements—(Continued)

(tabular amounts in thousands, except per-share amounts)

Changes in the benefit obligations and assets of the foreign defined benefit plans follow.

	Years Ended December 31
	Pension Benefits		Postretirement Benefits
	2010	2009	2010	2009
Change in benefit obligation
Benefit obligation at beginning of year	$102,092	$85,148	$2,810	$1,954
Service cost	3,015	2,543	25	13
Interest cost	5,447	5,010	146	142
Plan amendments	48	52	0	0
Employee contributions	551	513	0	0
Actuarial net gain	4,832	5,915	113	480
Benefits paid	(4,026)	(5,161)	(174)	(148)
Foreign currency translation	(3,655)	8,072	148	369

Benefit obligation at end of year	$108,304	$102,092	$3,068	$2,810

Change in plan assets
Fair value of plan assets at beginning of year	$92,456	$68,980	$0	$0
Actual return on plan assets	10,887	12,389	0	0
Employer contributions	6,369	8,275	174	148
Employee contributions	551	513	0	0
Benefits paid	(4,026)	(5,161)	(174)	(148)
Settlement loss	0	(131)	0	0
Foreign currency translation	(2,873)	7,591	0	0

Fair value of plan assets at end of year	$103,364	$92,456	$0	$0

Funded Status	$(4,940)	$(9,636)	$(3,068)	$(2,810)

Amounts recognized in the consolidated balance sheet
Noncurrent assets	$7,936	$2,430	$0	$0
Current liabilities	(373)	(397)	(163)	(148)
Noncurrent liabilities	(12,503)	(11,669)	(2,905)	(2,662)

	$(4,940)	$(9,636)	$(3,068)	$(2,810)

Amounts recognized in accumulated other comprehensive loss
Net loss	$31,559	$33,522	$950	$888
Prior service cost	(2,162)	(2,125)	0	0
Transition obligation (asset)	10	(27)	338	390

	$29,407	$31,370	$1,288	$1,278

The accumulated benefit obligation for all foreign defined benefit pension plans was $95 million at December 31, 2010 and $87 million at December 31, 2009.

The fair market value of plan assets exceeded both the accumulated benefit obligation and projected benefit obligation for the Canadian Salary plan and the United Kingdom plan at year-end 2010 and 2009. The net asset positions of the Canadian Salary plan and the United Kingdom plan are included in prepaid pension cost on the balance sheet in both 2010 and 2009. For the Canadian Hourly plan in 2010, the fair market value of plan assets

Notes to Consolidated Financial Statements—(Continued)

(tabular amounts in thousands, except per-share amounts)

exceeded the accumulated benefit obligation, but not the projected benefit obligation. The net liability position of the Canadian Hourly plan is included in noncurrent liabilities.

The accumulated benefit obligation and projected benefit obligation exceeded the fair market value of plan assets for the German and Afton Belgium plans at December 31, 2010 and for the German, Afton Belgium, and Canadian hourly plans at December 31, 2009. The accrued benefit cost of these plans is included in other noncurrent liabilities on the balance sheet. As the German plan is unfunded, a portion of the accrued benefit cost for the German plan is included in current liabilities at year-end 2010 and year-end 2009 reflecting the expected benefit payments related to the plan for the following year.

The Ethyl Belgium plan was terminated and all liabilities settled in 2009.

The following table shows information on foreign plans with the accumulated benefit obligation in excess of plan assets. The second table shows information on plans with the projected benefit obligation in excess of plan assets.

	2010	2009
Plans with the accumulated benefit obligation in excess of the fair market value of plan assets
Projected benefit obligation	$22,245	$24,338
Accumulated benefit obligation	16,120	19,505
Fair market value of plan assets	9,492	12,272

	2010	2009
Plans with the projected benefit obligation in excess of the fair market value of plan assets
Projected benefit obligation	$25,594	$24,338
Fair market value of plan assets	12,717	12,272

Assumptions—The information in the table below provides the weighted-average assumptions used to calculate the results of our foreign defined benefit plans.

	Pension Benefits			Postretirement Benefits
	2010	2009	2008	2010	2009	2008
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31
Discount rate	5.52%	5.93%	5.47%	5.25%	7.00%	5.00%
Expected long-term rate of return on plan assets	5.92%	5.35%	5.88%
Rate of projected compensation increase	4.22%	4.24%	4.42%

Weighted-average assumptions used to determine benefit obligations at December 31
Discount rate	5.16%	5.52%	5.93%	5.00%	5.25%	7.00%
Rate of projected compensation increase	4.63%	4.22%	4.24%

The actual assumptions used by the various foreign locations are based upon the circumstances of each particular country and pension plan. The factors impacting the determination of the long-term rate of return for a particular foreign pension plan include the market conditions within a particular country, as well as the investment strategy and asset allocation of the specific plan.

Notes to Consolidated Financial Statements—(Continued)

(tabular amounts in thousands, except per-share amounts)

Assumed health care cost trend rates at December 31 are shown in the table below.

	2010	2009
Health care cost trend rate assumed for next year	7.5%	8.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2016	2016

A one-percentage point change in the assumed health care cost trend rate would have the following effects.

	1% Increase	1% Decrease
Effect on accumulated postretirement benefit obligation as of December 31, 2010	$333	$(395)
Effect on net periodic postretirement benefit cost in 2010	$28	$(25)

Plan Assets—Pension plan assets vary by foreign location and plan. Assets are held and distributed by trusts and, depending upon the foreign location and plan, consist primarily of equity securities, corporate and government debt securities, cash, and insurance contracts. The combined average target allocation of our foreign pension plans is 53% in equities, 34% in debt securities, 9% in insurance contracts, and 4% in a pooled investment property fund.

While the pension obligation is long-term in nature for each of our foreign plans, the investment strategies followed by each plan vary to some degree based upon the laws of a particular country, as well as the provisions of the specific pension trust. The United Kingdom and Canadian plans are invested predominantly in equity securities and debt securities. The funds of these plans are managed by various trustees and investment companies whose performance is reviewed throughout the year. The Afton Belgium plan is invested in an insurance contract. The German plan has no assets.

There are no significant concentrations of risk within plan assets, nor do the equity securities include any NewMarket common stock for any year presented. The benefits of the Canadian postretirement benefit plan are paid through an insurance contract.

Notes to Consolidated Financial Statements—(Continued)

(tabular amounts in thousands, except per-share amounts)

The following table provides information on the fair value of our foreign pension plans assets, as well as the related level within the fair value hierarchy.

	December 31, 2010				December 31, 2009
		Fair Value Measurements Using				Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Pension Plans
Equity Securities:
U. S. companies	$6,081	$6,081	$0	$0	$5,815	$5,815	$0	$0
International companies	39,826	39,826	0	0	39,175	39,175	0	0
Debt securities—corporate	13,233	13,233	0	0	11,835	11,835	0	0
Debt securities—government	16,418	16,418	0	0	14,353	14,353	0	0
Cash and cash equivalents	465	465	0	0	344	344	0	0
Pooled investment funds:
Equity securities—U.S. companies	786	0	786	0	526	0	526	0
Equity securities—international companies	9,752	0	9,752	0	7,748	0	7,748	0
Debt securities—corporate	470	0	470	0	414	0	414	0
Debt securities—government	940	0	940	0	830	0	830	0
Money market instruments	1,720	0	1,720	0	1,613	0	1,613	0
Cash and cash equivalents	278	0	278	0	142	0	142	0
Property	3,903	0	3,903	0	0	0	0	0
Insurance contract	9,492	0	9,492	0	9,661	0	9,661	0

	$103,364	$76,023	$27,341	$0	$92,456	$71,522	$20,934	$0

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

•

The pooled investment funds are priced daily. The underlying assets that are invested in equity securities, as well as corporate and government debt securities are listed on a recognized exchange. The underlying assets that are invested in property are valued monthly by an independent property management firm.

Notes to Consolidated Financial Statements—(Continued)

(tabular amounts in thousands, except per-share amounts)

Cash Flows—For foreign pension plans, NewMarket expects to contribute $6 million to the plans in 2011. We expect to contribute approximately $200 thousand to the Canadian postretirement benefit plan. The expected benefit payments for the next ten years are as follows:

	Expected Pension Benefit Payments	Expected Postretirement Benefit Payments
2011	$3,843	$163
2012	$2,842	$171
2013	$3,453	$179
2014	$3,523	$187
2015	$4,647	$192
2016 through 2020	$24,439	$1,007

20.	Other (Expense) Income, Net

Other expense, net was $10 million in 2010 and $11 million in 2009, primarily representing a loss on an interest rate swap derivative instrument recorded at fair value, which we entered into on June 25, 2009. See Note 16 for additional information on the interest rate swap. Other income, net was $1 million in 2008 resulting primarily from investment income.

21.	Gains and Losses on Foreign Currency

Transactions conducted in a foreign currency resulted in a net loss of $2 million in 2010, a net loss of $8 million in 2009, and a net gain of $3 million in 2008. These amounts are reported in cost of sales.

22.	Income Tax Expense

Our income before income taxes, as well as the provision for income taxes, follows:

	Years Ended December 31
	2010	2009	2008
Income before income tax expense
Domestic	$149,640	$184,217	$26,870
Foreign	110,356	55,159	78,456

	$259,996	$239,376	$105,326

Income tax expense
Current income taxes
Federal	$45,658	$51,374	$7,264
State	4,470	5,337	1,489
Foreign	30,810	16,125	20,028

	80,938	72,836	28,781

Deferred income taxes
Federal	1,319	4,768	1,296
State	62	(1,901)	249
Foreign	552	1,390	1,773

	1,933	4,257	3,318

Total income tax expense	$82,871	$77,093	$32,099

Notes to Consolidated Financial Statements—(Continued)

(tabular amounts in thousands, except per-share amounts)

The reconciliation of the U.S. federal statutory rate to the effective income tax rate follows:

	% of Income Before Income Tax Expense
	2010	2009	2008
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal tax	1.4	1.8	1.6
Foreign operations	(1.8)	(0.6)	(2.4)
Impact of rate changes on deferred taxes	(0.1)	(0.7)	0.0
Research tax credit	(0.7)	(0.8)	(1.8)
Domestic manufacturing tax benefit	(1.4)	(2.0)	(0.8)
Other items and adjustments	(0.5)	(0.5)	(1.1)

Effective income tax rate	31.9%	32.2%	30.5%

For those foreign subsidiaries that we have not determined their undistributed earnings to be indefinitely reinvested and based on available foreign tax credits and current U.S. income tax rates, we believe that we have adequately provided for any additional U.S. taxes that would be incurred when one of these foreign subsidiaries returns its earnings in cash to Afton or Ethyl.

Certain foreign operations have a U.S. tax impact due to our election to include their earnings in our federal income tax return.

Our deferred income tax assets and liabilities follow.

	December 31
	2010	2009
Deferred income tax assets
Future employee benefits	$37,931	$44,781
Environmental and future shutdown reserves	7,977	7,785
Loss on derivatives	10,176	6,111
Trademark expenses	4,590	3,965
Foreign currency translation adjustments	2,800	1,646
Litigation accruals	1,474	1,415
Financed intangible asset	1,521	1,188
Other	2,034	2,318

	68,503	69,209

Deferred income tax liabilities
Depreciation and amortization	21,646	13,754
Intangibles	8,272	7,039
Inventory valuation and related reserves	2,836	4,623
Undistributed earnings of foreign subsidiaries	4,073	2,991
Other	2,826	2,014

	39,653	30,421

Net deferred income tax assets	$28,850	$38,788

Reconciliation to financial statements
Deferred income tax assets—current	$6,876	$4,118
Deferred income tax assets—noncurrent	21,974	34,670

Net deferred income tax assets	$28,850	$38,788

Notes to Consolidated Financial Statements—(Continued)

(tabular amounts in thousands, except per-share amounts)

Our deferred taxes are in a net asset position at December 31, 2010. Based on current forecast operating plans and historical profitability, we believe that we will recover nearly the full benefit of our deferred tax assets and have, therefore, recorded an immaterial valuation allowance at a foreign subsidiary.

A reconciliation of the beginning and ending balances of the unrecognized tax benefits from uncertain positions is as follows:

Balance at January 1, 2008	$2,583
Additions for tax positions of prior years	1,474
Reductions as a result of settlements with tax authorities	(182)
Decreases for tax positions of prior years	(1,484)

Balance at December 31, 2008	2,391
Additions for tax positions of prior years	200
Reductions as a result of settlements with tax authorities	(1,474)
Decreases for tax positions of prior years	(200)

Balance at December 31, 2009	917
Additions for tax positions of prior years	333
Reductions as a result of settlements with tax authorities	(200)
Decreases for tax positions of prior years	(317)

Balance at December 31, 2010	$733

All of the balance at December 31, 2010, if recognized, would affect our effective tax rate.

During the year ended December 31, 2010, we reduced the accrued interest associated with uncertain tax positions by an immaterial amount resulting in a net accrued interest of approximately $50 thousand. During the year ended December 31, 2009, we reduced the accrued interest associated with uncertain tax positions by approximately $250 thousand resulting in a net accrued interest of approximately $50 thousand. During the year ended December 31, 2008, we reduced the accrued interest associated with uncertain tax positions by $400 thousand, resulting in net accrued interest of $300 thousand. We recognize accrued interest and penalties associated with uncertain tax positions as part of income tax expense on our consolidated statements of income.

We expect the amount of unrecognized tax benefits to change in the next twelve months; however, we do not expect the change to have a material impact on our financial statements.

Our U.S. subsidiaries join in the filing of a U.S. federal consolidated income tax return. The Internal Revenue Service (IRS) completed its examination of our consolidated federal income tax returns for the years 2005 and 2006 during 2008. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from three to five years. Years still open to examination by foreign tax authorities in major jurisdictions include: the United Kingdom (2007 and forward); Singapore (2008 and forward); Japan (2008 and forward); Belgium (2007 and forward); and Canada (2003 and forward). We are currently under examination in various U.S. state and foreign jurisdictions.

Notes to Consolidated Financial Statements—(Continued)

(tabular amounts in thousands, except per-share amounts)

23.	Accumulated Other Comprehensive Loss

The pre-tax, tax, and after-tax effects related to the adjustments in accumulated other comprehensive loss follow.

	Foreign Currency Translation Adjustments	Pension Plans and Other Postretirement Benefits Adjustments	Accumulated Derivative Gain (Loss)	Accumulated Other Comprehensive Loss
December 31, 2007	$1,175	$(34,553)	$(982)	$(34,360)

Adjustments	(31,625)	0	(2,113)
Prior service cost arising during the period	0	(6)	0
Amortization of prior service cost included in net periodic pension cost	0	382	0

Net prior service cost	0	376	0

Net loss arising during the period	0	(43,874)	0
Amortization of net loss included in net periodic pension cost	0	2,839	0

Net (loss)	0	(41,035)	0

Amortization of transition obligation	0	13	0
Tax benefit	569	11,631	794

Other comprehensive loss	(31,056)	(29,015)	(1,319)	(61,390)

December 31, 2008	(29,881)	(63,568)	(2,301)	(95,750)

Adjustments	20,008	0	(583)
Prior service cost arising during the period	0	(56)	0
Amortization of prior service cost included in net periodic pension cost	0	375	0

Net prior service cost	0	319	0

Net gain arising during the period	0	633	0
Amortization of net loss included in net periodic pension cost	0	3,696	0
Settlement loss	0	241	0

Net gain	0	4,570	0

Amortization of transition obligation	0	12	0
Tax (expense) benefit	(2,192)	(1,388)	220

Other comprehensive income (loss)	17,816	3,513	(363)	20,966

December 31, 2009	(12,065)	(60,055)	(2,664)	(74,784)

Adjustments	(5,955)	0	(2,434)
Prior service cost arising during the period	0	(1,242)	0
Amortization of prior service cost included in net periodic pension cost	0	387	0

Net prior service cost	0	(855)	0

Net gain arising during the period	0	9,892	0
Amortization of net loss included in net periodic pension cost	0	4,225	0

Net gain	0	14,117	0

Amortization of transition obligation	0	15	0
Tax (expense) benefit	(87)	(4,784)	947

Other comprehensive (loss) income	(6,042)	8,493	(1,487)	964

December 31, 2010	$(18,107)	$(51,562)	$(4,151)	$(73,820)

Notes to Consolidated Financial Statements—(Continued)

(tabular amounts in thousands, except per-share amounts)

24.	Segment and Geographic Area Information

Segment Information—The tables below show our consolidated segment results. The “All other” category includes the continuing operations of the TEL business, as well as certain contract manufacturing Ethyl provides to Afton and to third parties.

The accounting policies of the segments are the same as those described in Note 1. We evaluate the performance of the petroleum additives business based on operating profit. NewMarket Services departments and other expenses are billed to Afton and Ethyl based on the services provided under the holding company structure. Depreciation on segment property, plant, and equipment, as well as amortization of segment intangible assets is included in segment operating profit. No transfers occurred between the petroleum additives segment, the real estate development segment or the “All other” category during the periods presented. The table below reports revenue and operating profit by segment, as well as a reconciliation to income before income taxes for the last three years.

	2010	2009	2008
Revenue
Petroleum additives	$1,774,372	$1,518,138	$1,604,376
Real estate development	11,316	0	0
All other	11,704	11,984	13,055

Consolidated revenue (a)	$1,797,392	$1,530,122	$1,617,431

Segment operating profit
Petroleum additives (b)	$299,053	$279,800	$129,963
Real estate development	7,000	(391)	(101)
All other	2,403	(57)	1,652

Segment operating profit	308,456	279,352	131,514
Corporate, general, and administrative expenses	(20,330)	(17,033)	(15,042)
Interest and financing expenses, net	(17,261)	(11,716)	(12,046)
Other (expense) income, net	(10,869)	(11,227)	900

Income before income taxes	$259,996	$239,376	$105,326

(a)	Net sales to one customer of our petroleum additives segment exceeded 10% of consolidated revenue in 2010, 2009, and 2008. Sales to Royal Dutch Shell plc and its affiliates (Shell) amounted to $217 million (12% of consolidated revenue) in 2010, $232 million (15% of consolidated revenue) in 2009, and $261 million (16% of consolidated revenue) in 2008. These sales represent a wide-range of products sold to this customer in multiple regions of the world.
(b)	Operating profit for the petroleum additives segment in 2008 includes a gain of $3 million from a class action lawsuit related to raw materials.

Notes to Consolidated Financial Statements—(Continued)

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

	2010	2009	2008
Segment Assets
Petroleum additives	$768,814	$613,852	$597,114
Real estate development	112,385	113,125	66,396
All other	17,246	17,633	21,356

	898,445	744,610	684,866
Cash and cash equivalents	49,192	151,831	21,761
Short-term investments	300	300	0
Other accounts receivable	5,906	379	2,552
Deferred income taxes	28,850	38,788	51,834
Prepaid expenses	15,358	38,975	5,554
Non-segment property, plant and equipment, net	23,315	23,951	24,927
Prepaid pension cost	8,597	2,430	159
Other assets and deferred charges	32,778	23,928	19,799

Total assets	$1,062,741	$1,025,192	$811,452

Additions to long-lived assets
Petroleum additives	$42,908	$37,173	$44,200
Real estate development	2,046	53,030	42,820
All other	51	25	4
Corporate	1,631	405	2,677

Total additions to long-lived assets	$46,636	$90,633	$89,701

Depreciation and amortization
Petroleum additives	$32,454	$30,098	$26,489
Real estate development	4,065	0	0
All other	98	94	91
Corporate	2,517	2,628	2,388

Total depreciation and amortization	$39,134	$32,820	$28,968

Notes to Consolidated Financial Statements—(Continued)

(tabular amounts in thousands, except per-share amounts)

Geographic Area Information—The table below reports revenue, total assets, and long-lived assets by geographic area. Long-lived assets in the table below include property, plant, and equipment, net of depreciation. No country, except for the United States, exceeded 10% of consolidated revenue or long-lived assets in any year. NewMarket assigns revenues to geographic areas based on the location to which the product was shipped.

	2010	2009	2008
Revenue
United States	$650,781	$604,592	$625,605
Foreign	1,146,611	925,530	991,826

Consolidated revenue	$1,797,392	$1,530,122	$1,617,431

Total assets
United States	$590,216	$637,227	$500,617
Foreign	472,525	387,965	310,835

Total assets	$1,062,741	$1,025,192	$811,452

Long-lived assets
United States	$255,785	$256,901	$212,729
Foreign	78,191	45,514	29,007

Total long-lived assets	$333,976	$302,415	$241,736

25.	Selected Quarterly Consolidated Financial Data (unaudited)

2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$395,126	$469,841	$471,777	$460,648
Gross profit	$120,408	$132,201	$135,922	$126,928
Net income	$42,138	$39,856	$45,719	$49,412
Basic earnings per share
Net income	$2.79	$2.69	$3.19	$3.48
Diluted earnings per share
Net income	$2.78	$2.69	$3.18	$3.47
Shares used to compute basic earnings per share	15,118	14,796	14,353	14,209
Shares used to compute diluted earnings per share	15,154	14,828	14,383	14,235

2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$337,128	$370,921	$417,832	$404,241
Gross profit	$91,074	$111,413	$142,967	$117,806
Net income	$28,688	$30,658	$56,687	$46,250
Basic earnings per share
Net income	$1.89	$2.02	$3.73	$3.04
Diluted earnings per share
Net income	$1.88	$2.01	$3.72	$3.03
Shares used to compute basic earnings per share	15,203	15,204	15,208	15,208
Shares used to compute diluted earnings per share	15,241	15,242	15,245	15,245

Notes to Consolidated Financial Statements—(Continued)

(tabular amounts in thousands, except per-share amounts)

26.	Consolidating Financial Information

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

The following sets forth the Consolidating Statements of Income for the years ended December 31, 2010, December 31, 2009, and December 31, 2008; Consolidating Balance Sheets as of December 31, 2010 and December 31, 2009; and Condensed Consolidating Statements of Cash Flows for the years ended December 31, 2010, December 31, 2009, and December 31, 2008 for the Parent Company, the Guarantor Subsidiaries and Non-Guarantor Subsidiaries. The financial information is based on our understanding of the SEC’s interpretation and application of Rule 3-10 of the SEC Regulation S-X.

The financial information may not necessarily be indicative of results of operations or financial position had the Guarantor Subsidiaries or Non-Guarantor Subsidiaries operated as independent entities. The Parent Company accounts for investments in these subsidiaries using the equity method.

Notes to Consolidated Financial Statements—(Continued)

(tabular amounts in thousands, except per-share amounts)

NewMarket Corporation and Subsidiaries

Consolidating Statements of Income

Year Ended December 31, 2010

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Revenue:
Net sales—product	$0	$744,288	$1,041,788	$0	$1,786,076
Rental revenue	0	11,316	0	0	11,316

	0	755,604	1,041,788	0	1,797,392

Costs:
Cost of goods sold—product	0	396,483	881,022	0	1,277,505
Cost of rental	0	4,428	0	0	4,428

	0	400,911	881,022	0	1,281,933

Gross profit	0	354,693	160,766	0	515,459
Selling, general, and administrative expenses	5,310	101,495	30,162	0	136,967
Research, development, and testing expenses	0	69,914	21,274	0	91,188

Operating (loss) profit	(5,310)	183,284	109,330	0	287,304
Interest and financing expenses, net	12,871	2,032	2,358	0	17,261
Other (expense) income, net	(10,586)	(93)	632	0	(10,047)

(Loss) income before income taxes and equity income of subsidiaries	(28,767)	181,159	107,604	0	259,996
Income tax (benefit) expense	(11,635)	62,580	31,926	0	82,871
Equity income of subsidiaries	194,257	0	0	(194,257)	0

Net income	$177,125	$118,579	$75,678	$(194,257)	$177,125

Notes to Consolidated Financial Statements—(Continued)

(tabular amounts in thousands, except per-share amounts)

NewMarket Corporation and Subsidiaries

Consolidating Statements of Income

Year Ended December 31, 2009

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Revenue:
Net sales—product	$0	$845,285	$684,837	$0	$1,530,122
Rental revenue	0	0	0	0	0

	0	845,285	684,837	0	1,530,122

Costs:
Cost of goods sold—product	0	455,484	611,378	0	1,066,862
Cost of rental	0	0	0	0	0

	0	455,484	611,378	0	1,066,862

Gross profit	0	389,801	73,459	0	463,260
Selling, general, and administrative expenses	4,886	95,978	14,036	0	114,900
Research, development, and testing expenses	0	67,356	18,716	0	86,072

Operating (loss) profit	(4,886)	226,467	40,707	0	262,288
Interest and financing expenses (income), net	12,085	(550)	181	0	11,716
Other (expense) income, net	(11,398)	85	117	0	(11,196)

(Loss) income before income taxes and equity income of subsidiaries	(28,369)	227,102	40,643	0	239,376
Income tax (benefit) expense	(12,676)	76,673	13,096	0	77,093
Equity income of subsidiaries	177,976	0	0	(177,976)	0

Net income	$162,283	$150,429	$27,547	$(177,976)	$162,283

Notes to Consolidated Financial Statements—(Continued)

(tabular amounts in thousands, except per-share amounts)

NewMarket Corporation and Subsidiaries

Consolidating Statements of Income

Year Ended December 31, 2008

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Revenue:
Net sales—product	$0	$872,024	$745,407	$0	$1,617,431
Rental revenue	0	0	0	0	0

	0	872,024	745,407	0	1,617,431

Costs:
Cost of goods sold—product	0	671,076	631,861	0	1,302,937
Cost of rental	0	0	0	0	0

	0	671,076	631,861	0	1,302,937

Gross profit	0	200,948	113,546	0	314,494
Selling, general, and administrative expenses	4,713	94,603	17,066	0	116,382
Research, development, and testing expenses	0	62,682	19,070	0	81,752

Operating (loss) profit	(4,713)	43,663	77,410	0	116,360
Interest and financing expenses (income), net	12,558	(1,190)	678	0	12,046
Other income, net	351	3	658	0	1,012

(Loss) income before income taxes and equity income of subsidiaries	(16,920)	44,856	77,390	0	105,326
Income tax (benefit) expense	(7,193)	15,856	23,436	0	32,099
Equity income of subsidiaries	82,954	0	0	(82,954)	0

Net income	$73,227	$29,000	$53,954	$(82,954)	$73,227

Notes to Consolidated Financial Statements—(Continued)

(tabular amounts in thousands, except per-share amounts)

NewMarket Corporation and Subsidiaries

Consolidating Balance Sheets

December 31, 2010

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$17	$7,717	$41,458	$0	$49,192
Short-term investments	300	0	0	0	300
Trade and other accounts receivable, net	4,264	102,158	152,269	(943)	257,748
Amounts due from affiliated companies	0	135,736	35,974	(171,710)	0
Inventories	0	95,383	177,832	0	273,215
Deferred income taxes	2,805	3,332	739	0	6,876
Prepaid expenses and other current assets	5,455	7,746	2,243	0	15,444

Total current assets	12,841	352,072	410,515	(172,653)	602,775

Amounts due from affiliated companies	0	57,470	0	(57,470)	0
Property, plant and equipment, at cost	0	787,721	200,459	0	988,180
Less accumulated depreciation and amortization	0	535,241	118,963	0	654,204

Net property, plant, and equipment	0	252,480	81,496	0	333,976

Investment in consolidated subsidiaries	765,787	0	0	(765,787)	0
Prepaid pension cost	0	660	7,937	0	8,597
Deferred income taxes	33,142	0	0	(11,168)	21,974
Other assets and deferred charges	28,157	19,052	1,684	0	48,893
Intangibles (net of amortization) and goodwill	0	36,795	9,731	0	46,526

Total assets	$839,927	$718,529	$511,363	$(1,007,078)	$1,062,741

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$219	$68,042	$40,989	$0	$109,250
Accrued expenses	11,253	41,535	18,770	0	71,558
Dividends payable	5,304	0	0	0	5,304
Book overdraft	0	1,063	0	0	1,063
Amounts due to affiliated companies	88,850	0	82,860	(171,710)	0
Long-term debt, current portion	0	2,875	1,494	0	4,369
Income taxes payable	0	0	15,786	(943)	14,843

Total current liabilities	105,626	113,515	159,899	(172,653)	206,387

Long-term debt	154,000	63,544	0	0	217,544
Amounts due to affiliated companies	0	0	57,470	(57,470)	0
Other noncurrent liabilities	88,661	48,331	21,346	(11,168)	147,170

Total liabilities	348,287	225,390	238,715	(241,291)	571,101

Shareholders’ equity:
Common stock and paid in capital	0	385,870	73,734	(459,604)	0
Accumulated other comprehensive loss	(73,820)	(14,159)	(35,900)	50,059	(73,820)
Retained earnings	565,460	121,428	234,814	(356,242)	565,460

Total shareholders’ equity	491,640	493,139	272,648	(765,787)	491,640

Total liabilities and shareholders’ equity	$839,927	$718,529	$511,363	$(1,007,078)	$1,062,741

Notes to Consolidated Financial Statements—(Continued)

(tabular amounts in thousands, except per-share amounts)

NewMarket Corporation and Subsidiaries

Consolidating Balance Sheets

December 31, 2009

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$40,008	$62,203	$49,620	$0	$151,831
Short-term investments	300	0	0	0	300
Trade and other accounts receivable, net	7,697	99,724	114,823	(7,357)	214,887
Amounts due from affiliated companies	105,412	32,333	40,195	(177,940)	0
Inventories	0	102,975	89,928	0	192,903
Deferred income taxes	2,704	950	464	0	4,118
Prepaid expenses and other current assets	5,182	32,497	1,421	0	39,100

Total current assets	161,303	330,682	296,451	(185,297)	603,139

Amounts due from affiliated companies	0	19,544	7,500	(27,044)	0
Property, plant and equipment, at cost	0	772,668	161,714	0	934,382
Less accumulated depreciation and amortization	0	515,606	116,361	0	631,967

Net property, plant, and equipment	0	257,062	45,353	0	302,415

Investment in consolidated subsidiaries	511,948	0	0	(511,948)	0
Prepaid pension cost	0	0	2,430	0	2,430
Deferred income taxes	35,882	0	2,734	(3,946)	34,670
Other assets and deferred charges	19,362	16,668	1,445	0	37,475
Intangibles (net of amortization) and goodwill	0	45,063	0	0	45,063

Total assets	$728,495	$669,019	$355,913	$(728,235)	$1,025,192

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$31	$59,390	$28,765	$0	$88,186
Accrued expenses	8,880	41,201	13,694	0	63,775
Dividends payable	4,992	0	0	0	4,992
Book overdraft	0	2,230	0	0	2,230
Amounts due to affiliated companies	11,942	107,999	57,999	(177,940)	0
Long-term debt, current portion	0	33,881	0	0	33,881
Income taxes payable	0	9,062	3,283	(7,357)	4,988

Total current liabilities	25,845	253,763	103,741	(185,297)	198,052

Long-term debt	150,000	66,200	0	0	216,200
Amounts due to affiliated companies	0	7,500	19,544	(27,044)	0
Other noncurrent liabilities	94,465	44,600	17,636	(3,946)	152,755

Total liabilities	270,310	372,063	140,921	(216,287)	567,007

Shareholders’ equity:
Common stock and paid in capital	275	317,915	75,779	(393,694)	275
Accumulated other comprehensive loss	(74,784)	(16,032)	(32,390)	48,422	(74,784)
Retained earnings	532,694	(4,927)	171,603	(166,676)	532,694

Total shareholders’ equity	458,185	296,956	214,992	(511,948)	458,185

Total liabilities and shareholders’ equity	$728,495	$669,019	$355,913	$(728,235)	$1,025,192

Notes to Consolidated Financial Statements—(Continued)

(tabular amounts in thousands, except per-share amounts)

NewMarket Corporation and Subsidiaries

Condensed Consolidating Statements of Cash Flows

Year Ended December 31, 2010

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash (used in) provided from operating activities	$(112,857)	$275,458	$2,613	$0	$165,214

Cash flows from investing activities
Capital expenditures	0	(18,758)	(15,602)	0	(34,360)
Foundry Park I capital expenditures	0	(2,046)	0	0	(2,046)
Acquisition of business (net of cash acquired of $1.8 million in 2010)	0	0	(41,300)	0	(41,300)
Deposits for interest rate swap	(44,072)	0	0	0	(44,072)
Return of deposits for interest rate swap	36,180	0	0	0	36,180
Payments on settlement of interest rate swap	(2,574)	0	0	0	(2,574)
Receipts from settlement of interest rate swap	266	0	0	0	266
(Increase) decrease in intercompany loans	0	(44,757)	7,500	37,257	0
Cash dividends from subsidiaries	225,568	0	0	(225,568)	0

Cash provided from (used in) investing activities	215,368	(65,561)	(49,402)	(188,311)	(87,906)

Cash flows from financing activities
Repayment of Foundry Park I construction loan	0	(99,102)	0	0	(99,102)
Net borrowings under revolving credit agreement	4,000	0	0	0	4,000
Borrowing under Foundry Park I mortgage loan	0	68,400	0	0	68,400
Repayment on Foundry Park I mortgage loan	0	(2,125)	0	0	(2,125)
Borrowing under line of credit	0	0	1,494	0	1,494
Repurchases of common stock	(121,517)	0	0	0	(121,517)
Dividends	(22,608)	(225,568)	0	225,568	(22,608)
Change in book overdraft, net	0	(1,167)	0	0	(1,167)
Payment for financed intangible asset	0	(1,000)	0	0	(1,000)
Debt issuance costs	(2,468)	0	0	0	(2,468)
Debt issuance costs-Foundry Park I	0	(1,524)	0	0	(1,524)
Proceeds from exercise of stock options	91	0	0	0	91
Excess tax benefits from stock-based payment arrangements	0	711	0	0	711
Payments on the capital lease	0	(835)	0	0	(835)
Repayment of intercompany note payable	0	0	(6,550)	6,550	0
Financing from affiliated companies	0	0	43,807	(43,807)	0

Cash (used in) provided from financing activities	(142,502)	(262,210)	38,751	188,311	(177,650)

Effect of foreign exchange on cash and cash equivalents	0	(2,173)	(124)	0	(2,297)

Decrease in cash and cash equivalents	(39,991)	(54,486)	(8,162)	0	(102,639)
Cash and cash equivalents at beginning of year	40,008	62,203	49,620	0	151,831

Cash and cash equivalents at end of year	$17	$7,717	$41,458	$0	$49,192

Notes to Consolidated Financial Statements—(Continued)

(tabular amounts in thousands, except per-share amounts)

NewMarket Corporation and Subsidiaries

Condensed Consolidating Statements of Cash Flows

Year Ended December 31, 2009

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash (used in) provided from operating activities	$(95,510)	$274,877	$45,077	$0	$224,444

Cash flows from investing activities
Capital expenditures	0	(18,681)	(18,922)	0	(37,603)
Foundry Park I capital expenditures	0	(51,530)	0	0	(51,530)
Deposits for interest rate swap	(38,730)	0	0	0	(38,730)
Return of deposits for interest rate swap	23,460	0	0	0	23,460
Deposits for interest rate lock agreement	0	(5,000)	0	0	(5,000)
Return of deposits for interest rate lock agreement	0	15,500	0	0	15,500
Purchase of short-term investment	(300)	0	0	0	(300)
Foundry Park I deferred leasing costs	0	(1,500)	0	0	(1,500)
Increase in intercompany loans	0	(166)	0	166	0
Cash dividends from subsidiaries	209,760	0	0	(209,760)	0

Cash provided from (used in) investing activities	194,190	(61,377)	(18,922)	(209,594)	(95,703)

Cash flows from financing activities
Net repayments under revolving credit agreement	(41,900)	0	0	0	(41,900)
Draws on Foundry Park I construction loan	0	55,603	0	0	55,603
Dividends	(16,347)	(209,760)	0	209,760	(16,347)
Change in book overdraft, net	0	1,231	0	0	1,231
Payment for financed intangible asset	0	(1,000)	0	0	(1,000)
Debt issuance costs	(465)	0	0	0	(465)
Proceeds from exercise of stock options	40	0	0	0	40
Payments on the capital lease	0	(784)	0	0	(784)
Repayment of intercompany note payable	0	0	(13,236)	13,236	0
Financing from affiliated companies	0	0	13,402	(13,402)	0

Cash (used in) provided from financing activities	(58,672)	(154,710)	166	209,594	(3,622)

Effect of foreign exchange on cash and cash equivalents	0	(995)	5,946	0	4,951

Increase in cash and cash equivalents	40,008	57,795	32,267	0	130,070
Cash and cash equivalents at beginning of year	0	4,408	17,353	0	21,761

Cash and cash equivalents at end of year	$40,008	$62,203	$49,620	$0	$151,831

Notes to Consolidated Financial Statements—(Continued)

(tabular amounts in thousands, except per-share amounts)

NewMarket Corporation and Subsidiaries

Condensed Consolidating Statements of Cash Flows

Year Ended December 31, 2008

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash (used in) provided from operating activities	$(12,578)	$35,137	$(1,911)	$0	$20,648

Cash flows from investing activities
Capital expenditures	0	(22,581)	(9,218)	0	(31,799)
Foundry Park I capital expenditures	0	(42,820)	0	0	(42,820)
Acquisition of business	0	(14,803)	0	0	(14,803)
Deposits for interest rate lock agreement	0	(10,500)	0	0	(10,500)
Return of deposits for interest rate lock agreement	0	1,050	0	0	1,050
(Increase) decrease in intercompany loans	(31,683)	313	(7,500)	38,870	0
Cash dividends from subsidiaries	24,424	0	0	(24,424)	0

Cash used in investing activities	(7,259)	(89,341)	(16,718)	14,446	(98,872)

Cash flows from financing activities
Net borrowings under revolving credit agreement	41,900	0	0	0	41,900
Draws on Foundry Park I construction loan	0	38,201	0	0	38,201
Repurchases of common stock	(26,810)	0	0	0	(26,810)
Dividends	(15,131)	(24,424)	0	24,424	(15,131)
Change in book overdraft, net	(41)	(5,209)	0	0	(5,250)
Payment for financed intangible asset	0	(1,000)	0	0	(1,000)
Debt issuance costs	(240)	0	0	0	(240)
Proceeds from exercise of stock options	315	0	0	0	315
Excess tax benefits from stock-based payment arrangements	945	0	0	0	945
Payments on the capital lease	0	(736)	0	0	(736)
Repayment of intercompany note payable	0	0	(313)	313	0
Financing from affiliated companies	0	39,183	0	(39,183)	0

Cash provided from (used in) financing activities	938	46,015	(313)	(14,446)	32,194

Effect of foreign exchange on cash and cash equivalents	0	(1,076)	(3,005)	0	(4,081)

Decrease in cash and cash equivalents	(18,899)	(9,265)	(21,947)	0	(50,111)
Cash and cash equivalents at beginning of year	18,899	13,673	39,300	0	71,872

Cash and cash equivalents at end of year	$0	$4,408	$17,353	$0	$21,761

Notes to Consolidated Financial Statements—(Continued)

(tabular amounts in thousands, except per-share amounts)

27.	Subsequent Events

On February 17, 2011, our Board of Directors declared a quarterly dividend in the amount of 44 cents per share on our common stock. The dividend is payable April 1, 2011 to shareholders of record at the close of business on March 15, 2011.

Subsequent events have been evaluated through the date that the financial statements were issued.

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

There has been no change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in “Internal Control—Integrated Framework,” our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2010. The effectiveness of our internal control over financial reporting as of December 31, 2010, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our definitive Proxy Statement for our 2011 annual meeting of shareholders (Proxy Statement) under the headings entitled “Election of Directors,” “Committees of Our Board,” “Certain Relationships and Related Transactions,” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is included in Part I of this Form 10-K under the heading entitled “Executive Officers of the Registrant.”

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

The information required by this item is incorporated by reference to our Proxy Statement under the headings (including the narrative disclosures following a referenced table) entitled “Compensation Discussion and Analysis,” “The Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” Outstanding Equity Awards at Fiscal Year-End,” “Additional Benefit Agreement,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Potential Payments upon Termination or Change in Control,” and “Compensation of Directors.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as noted below, the information required by this item is incorporated by reference to our Proxy Statement under the heading “Stock Ownership.”

The following table presents information as of December 31, 2010 with respect to equity compensation plans under which shares of our common stock are authorized for issuance.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (b)
Equity compensation plans approved by shareholders:
2004 Incentive Plan	0	$0	1,477,595
1982 Incentive Plan	16,000	4.35	0	(c)
Equity compensation plans not approved by shareholders (d):	0	0	0

Total	16,000	$4.35	1,477,595

(a)	There are no outstanding rights or warrants.

(b)	Amounts exclude any securities to be issued upon exercise of outstanding options.
(c)	The 1982 Incentive Plan was terminated on March 2, 2004. We cannot make any further grants or awards under this plan.
(d)	We do not have any equity compensation plans that have not been approved by shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income for each of the three years in the periods ended December 31, 2010, 2009, and 2008

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Shareholders’ Equity for each of the three years in the periods ended December 31, 2010, 2009, and 2008

Consolidated Statements of Cash Flows for each of the three years in the periods ended December 31, 2010, 2009, and 2008

Notes to Consolidated Financial Statements

(A)(2)	Financial Statement Schedules—none required

(A)(3)	Exhibits

	3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form 10-K (File No. 1-32190) filed March 14, 2005)

	3.2	NewMarket Corporation Bylaws Amended and Restated effective April 23, 2009 (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 1-32190) filed February 23, 2009)

	4.1	Indenture, dated as of December 12, 2006, among NewMarket Corporation, the guarantors listed on the signature pages thereto and Wells Fargo Bank, N.A., as trustee, (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 1-32190) filed December 13, 2006)

	4.2	First Supplemental Indenture, dated as of February 7, 2007 among NewMarket Corporation, NewMarket Development Corporation, Foundry Park I, LLC, Foundry Park II, LLC, Gamble’s Hill, LLC, Gamble’s Hill Tredegar, LLC, Gamble’s Hill Lab, LLC, Gamble’s Hill Landing, LLC and Gamble’s Hill Third Street, LLC, and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.8 to Form 10-K (File No. 1-32190) filed February 26, 2007)

	4.3	Second Supplemental Indenture, dated as of March 19, 2010, among NewMarket Corporation, Polartech Additives, Inc., and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Form 10-Q (File No. 1-32190) filed April 28, 2010)

	4.4	Third Supplemental Indenture, dated as of January 18, 2011, by and among NewMarket Corporation, the Guarantors listed on the signature pages thereto and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.1 to Form 8-K (File No. 1-32190) filed January 19, 2011)

	4.5	Form of 7.125% Senior Notes due 2016 (Included in Exhibit 4.7) (incorporated by reference to Exhibit 4.3 to Form 8-K (File No. 1-32190) filed December 13, 2006)

	4.6	Registration Rights Agreement, dated as of December 12, 2006, among NewMarket Corporation, the guarantors listed on the signature pages thereto and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 4.4 to Form 8-K (File No. 1-32190) filed December 13, 2006)

10.1	Credit Agreement dated as of November 12, 2010, by and among the Company, the Foreign Subsidiary Borrowers party thereto; the Lenders party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent; J.P. Morgan Securities LLC as Sole Bookrunner and Sole Lead Arranger; and PNC Bank, National Association, Bank of America, N.A. and Citizens Bank of Pennsylvania as Co-Syndication Agents (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32190) filed November 18, 2010)

10.2	International Swap Dealers Association, Inc. Master Agreement dated June 25, 2009, between NewMarket Corporation and Goldman Sachs Bank USA (ISDA Master Agreement) (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32190) filed June 30, 2009)

10.3	Schedule to the ISDA Master Agreement dated June 25, 2009 (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 1-32190) filed June 30, 2009)

10.4	Credit Support Annex to the Schedule to the ISDA Master Agreement dated June 25, 2009, between NewMarket Corporation and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.3 to Form 8-K (File No. 1-32190) filed June 30, 2009)

10.5	Deed of Lease Agreement, dated as of January 11, 2007, by and between Foundry Park I, LLC and MeadWestvaco Corporation (incorporated by reference to Exhibit 10.2 to Form 10-K (File No. 1-32190) filed February 26, 2007)

10.6	2004 Incentive Compensation and Stock Plan (incorporated by reference to Exhibit 10.4 to Form 10-K (File No. 1-32190) filed March 14, 2005)*

10.7	Excess Benefit Plan (incorporated by reference to Exhibit 10.4 to Ethyl Corporation’s Form 10-K (File No. 1-5112) filed February 25, 1993)*

10.8	Trust Agreement between Ethyl Corporation and Merrill Lynch Trust Company of America (incorporated by reference to Exhibit 4.5 to Ethyl Corporation’s Registration Statement on Form S-8 (Registration No. 333-60889) filed August 7, 1998)

10.9	NewMarket Corporation and Affiliates Bonus Plan (incorporated by reference to Exhibit 10.9 to Ethyl Corporation’s Form 10-K (File No. 1-5112) filed March 14, 2003)*

10.10	Indemnification Agreement, dated as of July 1, 2004 by and among NewMarket Corporation, Ethyl Corporation and Afton Chemical Corporation (incorporated by reference to Exhibit 10.5 to Form 10-Q (File No. 1-32190) filed August 5, 2004)

10.11	Membership Units Purchase and Assignment Agreement, effective as of September 24, 2004, by and between Bruce C. Gottwald and Floyd D. Gottwald, Jr., NewMarket Services Corporation and Old Town LLC (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32190) filed September 24, 2004)

10.12	Services Agreement, dated as of July 1, 2004, by and between NewMarket Services Corporation and Afton Chemical Corporation (incorporated by reference to Exhibit 10.2 to Form 10-Q (File No. 1-32190) filed November 5, 2004)

10.13	Services Agreement, dated as of July 1, 2004, by and between NewMarket Services Corporation and Ethyl Corporation (incorporated by reference to Exhibit 10.3 to Form 10-Q (File No. 1-32190) filed November 5, 2004)

10.14	Services Agreement, dated as of July 1, 2004, by and between NewMarket Services Corporation and NewMarket Corporation (incorporated by reference to Exhibit 10.4 to Form 10-Q (File No. 1-32190) filed November 5, 2004)

10.15	Summary of Executive Compensation*

10.16	Summary of Directors’ Compensation (incorporated by reference to Exhibit 10.19 to Form 10-K (File No. 1-321990) filed February 26, 2007)*

10.17	NewMarket Corporation Additional Benefit Agreement, dated May 1, 2006, between NewMarket Corporation and C.S. Warren Huang (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32190) filed May 2, 2006)*

10.18	NewMarket Corporation Additional Benefit Agreement for 2009, dated December 17, 2008, between NewMarket Corporation and C.S. Warren Huang (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32190) filed December 19, 2008)*

10.19	Loan Agreement, dated as of January 28, 2010, among the Foundry Park I, LLC, as Borrower, PB (USA) Realty Corporation, as Lender, and PB Capital Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32190) filed February 4, 2010)

10.20	Note, dated January 28, 2010, among the Foundry Park I, LLC, as Borrower, PB (USA) Realty Corporation, as Lender, and PB Capital Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 1-32190) filed February 4, 2010)

10.21	Deed of Trust, Assignment of Leases and Rents and Security Agreements, dated January 28, 2010, among the Foundry Park I, LLC, as Borrower, PB (USA) Realty Corporation, as Lender, and PB Capital Corporation as Administrative Agent (incorporated by reference to Exhibit 10.3 to Form 8-K (File No. 1-32190) filed February 4, 2010)

10.22	Assignment of Leases and Rents, dated January 28, 2010, between Foundry Park I, LLC and PB Capital Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.4 to Form 8-K (File No. 1-32190) filed February 4, 2010)

10.23	Guaranty of Payment—Deed of Trust Loan, dated January 28, 2010, among the Foundry Park I, LLC, as Borrower, PB (USA) Realty Corporation, as Lender, and PB Capital Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.5 to Form 8-K (File No. 1-32190) filed February 4, 2010)

10.24	Indemnity Agreement, dated January 29, 2010, between PB Capital Corporation and Foundry Park I, LLC (incorporated by reference to Exhibit 10.6 to Form 8-K (File No. 1-32190) filed February 4, 2010)

10.25	International Swaps and Derivatives Association, Inc. 2002 Master Agreement dated as of January 29, 2010, between PB Capital Corporation and Foundry Park I, LLC (incorporated by reference to Exhibit 10.7 to Form 8-K (File No. 1-32190) filed February 4, 2010)

10.26	International Swaps and Derivatives Association, Inc. Schedule to the 2002 Master Agreement dated as of January 29, 2010, between PB Capital Corporation and Foundry Park I, LLC (incorporated by reference to Exhibit 10.8 to Form 8-K (File No. 1-32190) filed February 4, 2010)

10.27	Swap Transaction Confirmation dated January 29, 2010 (incorporated by reference to Exhibit 10.9 to Form 8-K (File No. 1-32190) filed February 4, 2010)

10.28	Form of Stock Award Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32190) filed October 22, 2010)*

12	Computation of Ratios

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Thomas E. Gottwald

31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David A. Fiorenza

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Thomas E. Gottwald

32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David A. Fiorenza

101	XBRL Instance Document and Related Items

*	Indicates management contracts, compensatory plans or arrangements of the company required to be filed as an exhibit

(B)	Exhibits—The response to this portion of Item 15 is submitted as a separate section of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWMARKET CORPORATION

By:	/s/ THOMAS E. GOTTWALD
(Thomas E. Gottwald, President and Chief Executive Officer)

Dated: February 22, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 22, 2011.

SIGNATURE	TITLE

/S/ BRUCE C. GOTTWALD (Bruce C. Gottwald)	Chairman of the Board, Chairman of the Executive Committee, and Director

/S/ THOMAS E. GOTTWALD (Thomas E. Gottwald)	President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ D. A. FIORENZA (David A. Fiorenza)	Vice President and Treasurer (Principal Financial Officer)

/S/ WAYNE C. DRINKWATER (Wayne C. Drinkwater)	Controller (Principal Accounting Officer)

/S/ PHYLLIS L. COTHRAN (Phyllis L. Cothran)	Director

/S/ MARK M. GAMBILL (Mark M. Gambill)	Director

/S/ PATRICK D. HANLEY (Patrick D. Hanley)	Director

/S/ J. E. ROGERS (James E. Rogers)	Director

/S/ C. B. WALKER (Charles B. Walker)	Director

EXHIBIT INDEX

Exhibit 10.15	Summary of Executive Compensation

Exhibit 12	Computation of Ratios

Exhibit 21	Subsidiaries of the Registrant

Exhibit 23	Consent of Independent Registered Public Accounting Firm

Exhibit 31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Thomas E. Gottwald

Exhibit 31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David A. Fiorenza

Exhibit 32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Thomas E. Gottwald

Exhibit 32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David A. Fiorenza

Exhibit 101	XBRL Instance Document and Related Items