Form 10-Q
period 2011-03-31
NEWMARKET CORP
filed 2011-04-29
CIK 1282637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Number of shares of common stock, without par value, outstanding as of March 31, 2011: 13,845,311.

NEWMARKET CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per-share amounts)

(Unaudited)

	Three Months Ended March 31
	2011	2010

Revenue:
Net sales - product	$505,225	$392,265
Rental revenue	2,858	2,861

	508,083	395,126

Costs:
Cost of goods sold - product	366,051	273,628
Cost of rental	1,068	1,090

	367,119	274,718

Gross profit	140,964	120,408

Selling, general, and administrative expenses	38,424	30,574
Research, development, and testing expenses	24,461	21,083

Operating profit	78,079	68,751

Interest and financing expenses	4,645	3,949
Other expense, net	67	2,311

Income before income tax expense	73,367	62,491
Income tax expense	23,778	20,353

Net income	$49,589	$42,138

Basic earnings per share	$3.57	$2.79

Diluted earnings per share	$3.57	$2.78

Shares used to compute basic earnings per share	13,890	15,118

Shares used to compute diluted earnings per share	13,906	15,154

Cash dividends declared per common share	$0.440	$0.375

See accompanying Notes to the Consolidated Financial Statements.

NEWMARKET CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	March 31 2011	December 31 2010
ASSETS
Current assets:
Cash and cash equivalents	$49,803	$49,192
Short-term investments	0	300
Trade and other accounts receivable, less allowance for doubtful accounts ($956 in 2011 and $733 in 2010)	292,513	257,748
Inventories:
Finished goods	237,883	215,764
Raw materials	51,236	50,853
Stores, supplies and other	6,349	6,598

	295,468	273,215

Deferred income taxes	4,625	6,876
Prepaid expenses and other current assets	15,202	15,444

Total current assets	657,611	602,775

Property, plant and equipment, at cost	1,019,474	988,180
Less accumulated depreciation and amortization	667,394	654,204

Net property, plant and equipment	352,080	333,976

Prepaid pension cost	10,734	8,597
Deferred income taxes	19,318	21,974
Other assets and deferred charges	47,566	48,893
Intangibles (net of amortization) and goodwill	44,358	46,526

Total assets	$1,131,667	$1,062,741

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$116,279	$109,250
Accrued expenses	60,045	71,558
Dividends payable	5,189	5,304
Book overdraft	2,912	1,063
Long-term debt, current portion	4,347	4,369
Income taxes payable	26,500	14,843

Total current liabilities	215,272	206,387

Long-term debt	253,829	217,544
Other noncurrent liabilities	141,764	147,170

Commitments and contingencies (Note 8)

Shareholders’ equity:
Common stock (without par value) and paid-in capital; authorized shares - 80,000,000; Outstanding shares - 13,845,311 in 2011 and 14,034,884 in 2010	4	0
Accumulated other comprehensive loss	(64,071)	(73,820)
Retained earnings	584,869	565,460

	520,802	491,640

Total liabilities and shareholders’ equity	$1,131,667	$1,062,741

See accompanying Notes to the Consolidated Financial Statements.

NewMarket Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(in thousands, except share amounts)

(unaudited)

			Accumulated
	Common Stock and		Other		Total
	Paid in Capital		Comprehensive	Retained	Shareholders’
	Shares	Amount	(Loss) Income	Earnings	Equity

Balance at December 31, 2009	15,209,989	$275	$(74,784)	$532,694	$458,185

Comprehensive income:
Net income				177,125	177,125
Changes in (net of tax):
Foreign currency translation adjustments			(6,042)		(6,042)
Pension plans and other postretirement benefit adjustments:
Prior service cost			(523)		(523)
Unrecognized gain			9,006		9,006
Transition obligation			10		10
Derivative net loss			(1,487)		(1,487)

Total comprehensive income					178,089

Cash dividends ($1.565 per share)				(22,608)	(22,608)
Repurchases of common stock	(1,213,158)	(3,104)		(121,751)	(124,855)
Stock options exercised	21,000	91			91
Stock options tax benefit		711			711
Issuance of stock	17,053	2,027			2,027

Balance at December 31, 2010	14,034,884	0	(73,820)	565,460	491,640

Comprehensive income:
Net income				49,589	49,589
Changes in (net of tax):
Foreign currency translation adjustments			8,662		8,662
Pension plans and other postretirement benefit adjustments:
Prior service cost			65		65
Unrecognized gain			650		650
Transition obligation			10		10
Derivative net gain			362		362

Total comprehensive income					59,338

Cash dividends ($0.44 per share)				(6,091)	(6,091)
Repurchases of common stock	(190,573)	0		(24,089)	(24,089)
Stock options exercised	1,000	4			4

Balance at March 31, 2011	13,845,311	$4	$(64,071)	$584,869	$520,802

See accompanying Notes to the Consolidated Financial Statements.

NEWMARKET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31
	2011	2010

Cash and cash equivalents at beginning of year	$49,192	$151,831

Cash flows from operating activities:
Net income	49,589	42,138
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and other amortization	10,167	8,779
Amortization of deferred financing costs	379	358
Noncash environmental remediation and dismantling	187	128
Noncash pension benefits expense	3,167	3,379
Noncash postretirement benefits expense	799	768
Noncash foreign exchange loss	1,296	2,952
Deferred income taxes	3,243	(640)
Unrealized (gain) loss on derivative instruments, net	(3,369)	1,376
Working capital changes	(45,598)	(10,903)
Cash pension benefits contributions	(7,253)	(2,283)
Cash postretirement benefits contributions	(458)	(431)
Other, net	2,198	(2,825)

Cash provided from operating activities	14,347	42,796

Cash flows from investing activities:
Capital expenditures	(24,151)	(6,677)
Deposits for interest rate swap	(11,408)	(6,840)
Return of deposits for interest rate swap	14,480	4,210
Payments on settlement of interest rate swap	(2,574)	0
Receipts from settlement of interest rate swap	71	0
Proceeds from sale of short-term investment	300	0
Acquisition of business (net of cash acquired of $1.8 million)	0	(43,748)

Cash used in investing activities	(23,282)	(53,055)

Cash flows from financing activities:
Net borrowings under revolving credit agreement	37,000	0
Repayment on Foundry Park I mortgage loan	(664)	(207)
Borrowing under line of credit	71	0
Repayment of Foundry Park I construction loan	0	(99,102)
Borrowing under Foundry Park I mortgage loan	0	68,400
Repurchases of common stock	(27,427)	(14,276)
Dividends paid	(903)	(5,641)
Change in book overdraft, net	1,849	764
Debt issuance costs	(2,233)	(1,524)
Payment for financed intangible asset	0	(250)
Proceeds from exercise of stock options	4	4
Payments on the capital lease	(144)	(204)

Cash provided from (used in) financing activities	7,553	(52,036)

Effect of foreign exchange on cash and cash equivalents	1,993	(1,565)

Increase (decrease) in cash and cash equivalents	611	(63,860)

Cash and cash equivalents at end of period	$49,803	$87,971

See accompanying Notes to the Consolidated Financial Statements.

NEWMARKET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Financial Statement Presentation

In the opinion of management, the accompanying consolidated financial statements of NewMarket Corporation and its subsidiaries contain all necessary adjustments for the fair statement of, in all material respects, our consolidated financial position as of March 31, 2011 and December 31, 2010, and the change in our shareholders’ equity for the three months ended March 31, 2011 and the year ended December 31, 2010, as well as our consolidated results of operations and cash flows for the three months ended March 31, 2011 and March 31, 2010. All adjustments are of a normal, recurring nature, unless otherwise disclosed. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the NewMarket Corporation Annual Report on Form 10-K for the year ended December 31, 2010 (2010 Annual Report), as filed with the Securities and Exchange Commission (SEC). The results of operations for the three month period ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011. The December 31, 2010 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Unless the context otherwise requires, all references to “we,” “us,” “our,” the “Company” and “NewMarket” are to NewMarket Corporation and its consolidated subsidiaries.

At both March 31, 2011 and December 31, 2010, we had a book overdraft for some of our disbursement cash accounts. A book overdraft represents transactions that have not cleared the bank accounts at the end of the reporting period. There are no agreements with the same banks to offset the presented balance. We transfer cash on an as-needed basis to fund these items as they clear the bank in subsequent periods.

Cash dividends totaling 44 cents per share for the three months ended March 31, 2011 and 37.5 cents per share for the three months ended March 31, 2010 were declared and paid as shown in the table below.

Year	Date Declared	Date Paid	Per Share Amount
2011	February 17, 2011	April 1, 2011	44.0 cents

2010	February 18, 2010	April 1, 2010	37.5 cents

2.	Asset Retirement Obligations

Our asset retirement obligations are related primarily to our tetraethyl lead (TEL) operations. The following table illustrates the activity associated with our asset retirement obligations for the three months ended March 31, 2011 and March 31, 2010.

	2011	2010
	(in thousands)
Asset retirement obligations, January 1	$2,975	$3,031
Accretion expense	37	39

Asset retirement obligations, March 31	$3,012	$3,070

3.	Segment Information

The tables below show our consolidated segment results. The “All other” category includes the operations of the TEL business, as well as certain contract manufacturing performed by Ethyl Corporation (Ethyl).

Consolidated Revenue by Segment

(in millions)

	Three Months Ended March 31
	2011	2010

Petroleum additives	$502.7	$389.3
Real estate development	2.9	2.9
All other	2.5	2.9

Consolidated revenue	$508.1	$395.1

Segment Operating Profit

(in millions)

	Three Months Ended March 31
	2011	2010

Petroleum additives	$80.6	$70.4
Real estate development	1.8	1.8
All other	0.2	0.9

Segment operating profit	82.6	73.1
Corporate, general, and administrative expenses	(4.1)	(4.2)
Interest and financing expenses	(4.6)	(3.9)
Gain (loss) on interest rate swap agreement (a)	0.9	(2.4)
Other expense, net	(1.4)	(0.1)

Income before income taxes	$73.4	$62.5

(a)	The gain (loss) on the interest rate swap agreement represents the change, since the beginning of the reporting period, in the fair value of an interest rate swap which we entered into on June 25, 2009. We are not using hedge accounting to record the interest rate swap, and accordingly, any change in the fair value is immediately recognized in earnings.

Segment Depreciation and Amortization

(in millions)

	Three Months Ended March 31
	2011	2010

Petroleum additives	$8.9	$7.5
Real estate development	0.9	0.9
All other and corporate	0.7	0.7

Total depreciation and amortization	$10.5	$9.1

4.	Pension and Postretirement Benefit Plans

During the three months ended March 31, 2011, we made cash contributions of approximately $5.7 million for domestic pension plans and approximately $400 thousand for domestic postretirement benefit plans. We expect to make total cash contributions in 2011 of approximately $22.6 million for our domestic pension plans and approximately $1.6 million for our domestic postretirement benefit plans.

We made cash contributions of approximately $1.6 million for our foreign pension plans and approximately $50 thousand for a foreign postretirement benefit plan during the three months ended March 31, 2011. During 2011, we expect to make total cash contributions of approximately $6.4 million for our foreign pension plans and approximately $200 thousand for our foreign postretirement benefit plan.

The tables below present information on periodic benefit cost for our pension and postretirement benefit plans.

	Domestic
	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31
	2011	2010	2011	2010
	(in thousands)
Service cost	$1,691	$1,645	$353	$318
Interest cost	2,247	2,118	843	848
Expected return on plan assets	(2,837)	(2,374)	(399)	(407)
Amortization of prior service cost	76	31	2	2
Amortization of net loss (gain)	798	830	(74)	(61)

Net periodic benefit cost	$1,975	$2,250	$725	$700

	Foreign
	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31
	2011	2010	2011	2010
	(in thousands)
Service cost	$1,033	$782	$8	$6
Interest cost	1,449	1,387	38	36
Expected return on plan assets	(1,576)	(1,377)	0	0
Amortization of prior service cost	21	21	0	0
Amortization of transition (asset) obligation	0	(9)	13	13
Amortization of net loss	265	325	15	13

Net periodic benefit cost	$1,192	$1,129	$74	$68

5.	Earnings Per Share

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

	Three Months Ended March 31
	2011	2010
	(in thousands, except per-share amounts)
Basic earnings per share
Numerator:
Net income	$49,589	$42,138

Denominator:
Weighted-average number of shares of common stock outstanding	13,890	15,118

Basic earnings per share	$3.57	$2.79

Diluted earnings per share
Numerator:
Net income	$49,589	$42,138

Denominator:
Weighted-average number of shares of common stock outstanding	13,890	15,118
Shares issuable upon exercise of stock options	16	36

Total shares	13,906	15,154

Diluted earnings per share	$3.57	$2.78

6.	Intangibles (net of amortization) and goodwill

The following table provides certain information related to our intangible assets. All of the intangibles relate to the petroleum additives segment.

	Identifiable Intangibles
	March 31 2011		December 31 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Amortizing intangible assets
Formulas and technology	$91,487	$65,353	$91,487	$64,013
Contracts	16,380	10,290	16,380	9,650
Customer base	7,040	1,424	7,040	1,276
Trademarks and trade name	1,600	173	1,600	133
Goodwill	5,091		5,091

	$121,598	$77,240	$121,598	$75,072

Amortization expense was (in millions):

— Three months ended March 31, 2011	$2.2
— Three months ended March 31, 2010	$2.2

Currently, estimated annual amortization expense related to our intangible assets for the next five years is expected to be (in millions):

— 2011	$8.6
— 2012	$7.4
— 2013	$7.1
— 2014	$6.2
— 2015	$5.8

Generally, we amortize the cost of the customer base intangible by an accelerated method and the cost of the remaining intangible assets by the straight-line method over their estimated economic lives. We generally amortize contracts over 1.5 to 10 years and formulas and technology over 5 to 20 years. Trademarks and the trade name are amortized over 10 years.

7.	Long-term Debt

Long-term debt consisted of:

	March 31 2011	December 31 2010

	(in thousands)
Senior notes - 7.125% due 2016	$150,000	$150,000
Foundry Park I mortgage loan - due 2015	65,611	66,275
Revolving credit facility	41,000	4,000
Line of credit	1,565	1,494
Capital lease obligations	0	144

	258,176	221,913
Current maturities of long-term debt	(4,347)	(4,369)

	$253,829	$217,544

We had outstanding borrowings under our revolving credit facility of $41.0 million at March 31, 2011 at an average interest rate of 3.09%. We had outstanding letters of credit of $5.1 million at March 31, 2011, resulting in the unused portion of the revolving credit facility amounting to $253.9 million. At December 31, 2010, we had outstanding letters of credit of $5.1 million and borrowings of $4.0 million, resulting in the unused portion of the revolving credit facility amounting to $290.9 million. The average interest rate for borrowings in 2010 under our revolving credit facilities was 4.53%.

We were in compliance with all covenants under our debt agreements at March 31, 2011 and December 31, 2010.

8.	Contractual Commitments and Contingencies

There have been no significant changes in our contractual commitments and contingencies from those reported in our 2010 Annual Report on Form 10-K in Note 18. The information below provides information on certain contractual commitments and contingencies.

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

At a former TEL plant site located in Louisiana, we have completed significant environmental remediation, although we will be monitoring and treating the site for an extended period. The accrual for this site was $6.7 million at March 31, 2011 and $6.8 million at December 31, 2010. We based these amounts on the best estimate of future costs discounted at approximately 3% in both 2011 and 2010. An inflation factor is included in the estimate. The undiscounted liability was $8.5 million at March 31, 2011 and $8.7 million at December 31, 2010. The expected payments over the next five years amount to approximately $600 thousand in 2011, $700 thousand in 2012, and $600 thousand for each of the years 2013 through 2015. Expected payments thereafter amount to approximately $5.4 million.

At a plant site in Houston, Texas, we have accruals of $7.5 million at March 31, 2011 and $7.6 million at December 31, 2010 for environmental remediation, dismantling, and decontamination. Included in these amounts are $7.2 million at March 31, 2011 and $7.3 million at December 31, 2010 for remediation. Of the total remediation, $6.8 million at March 31, 2011 and $6.9 million at December 31, 2010 relates to remediation of groundwater and soil. The accruals for this site are discounted at approximately 3% at both March 31, 2011 and December 31, 2010. The accruals include an inflation factor. The undiscounted accrual for this site was $10.8 million at both March 31, 2011 and December 31, 2010. The expected payments over the next five years are approximately $300 thousand in 2011, $500 thousand in 2012, $600 thousand in 2013, $1.7 million in 2014, and $200 thousand in 2015. Expected payments thereafter amount to approximately $7.5 million.

At a Superfund site in Louisiana, we have an accrual of $3.1 million at March 31, 2011 and $3.3 million at December 31, 2010 for environmental remediation. The accrual for this site was discounted at approximately 3% at both March 31, 2011 and December 31, 2010 and included an inflation factor. The undiscounted accrual for this site was $4.0 million at March 31, 2011 and $4.2 million at December 31, 2010. The expected payments over the next five years amount to approximately $300 thousand in 2011, $400 thousand in 2012, and $200 thousand each for years 2013 through 2015. Expected payments thereafter amount to approximately $2.7 million.

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

Our total accruals for environmental remediation were approximately $22.2 million at March 31, 2011 and $22.5 million at December 31, 2010. In addition to the accruals for environmental remediation, we also have accruals for dismantling and decommissioning costs of $500 thousand at both March 31, 2011 and December 31, 2010.

Letters of Credit and Guarantees

We have outstanding guarantees with several financial institutions in the amount of $40.1 million at March 31, 2011. The guarantees are secured by letters of credit, as well as cash collateral. A portion of the guarantees is unsecured. The outstanding letters of credit amounted to $5.1 million at March 31, 2011, all of which were issued under the letter of credit sub-facility of our revolving credit facility. The letters of credit primarily relate to insurance guarantees. The remaining amounts represent performance, lease, custom and excise tax guarantees, as well as a cash deposit of $20.1 million related to the Goldman Sachs Bank USA (Goldman Sachs) interest rate swap. The cash deposit is recorded in “Other assets and deferred charges” on the Consolidated Balance Sheet. Expiration dates of the letters of credit and certain guarantees range from 2011 to 2013. Some of the guarantees have no expiration date. We renew letters of credit as necessary.

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

Cash Flow Hedge of Interest Rate Risk

In January 2010, we entered into an interest rate swap to manage our exposure to interest rate movements on the Foundry Park I mortgage loan and to reduce variability in interest expense. Further information on the mortgage loan is in Note 12 in our 2010 Annual Report. We also had an interest rate swap to manage our exposure to interest rate movements on the Foundry Park I construction loan and add stability to capitalized interest expense. The Foundry Park I construction loan interest rate swap matured on January 1, 2010. Both interest rate swaps are designated and qualify as a cash flow hedge. As such, the effective portion of changes in the fair value of the swaps is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Any ineffective portion of changes in the fair value of the swap is recognized immediately in earnings. We assess the effectiveness of the mortgage loan interest rate swap quarterly by comparing the changes in the fair value of the derivative hedging instrument with the change in present value of the expected future cash flows of the hedged transaction.

The mortgage loan interest rate swap involves the receipt of variable-rate amounts based on LIBOR in exchange for fixed-rate payments over the life of the agreement without exchange of the underlying notional amount. The fixed-rate payments are at a rate of 2.642% for the mortgage loan interest rate swap. The notional amount of the mortgage loan interest rate swap was $68.4 million at origination and approximately $65.6 million at March 31, 2011. The notional amount of the mortgage loan interest rate swap amortizes to approximately $53.7 million over the term of the swap. The amortizing notional amount is necessary to maintain the swap notional at an amount that matches the declining mortgage loan principal balance over the loan term. The mortgage loan interest swap matures on January 29, 2015.

The unrealized loss, net of tax, related to the fair value of the mortgage loan interest rate swap is recorded in accumulated other comprehensive loss in shareholders’ equity on the Consolidated Balance Sheets and amounted to approximately $1.2 million at March 31, 2011 and $1.5 million at December 31, 2010. Also recorded as a component of accumulated other comprehensive loss in shareholders’ equity on the Consolidated Balance Sheets was the accumulated losses related to the construction loan interest rate swap. This amounted to approximately $2.6 million, net of tax, at both March 31, 2011 and December 31, 2010. The amount remaining in accumulated other comprehensive loss related to the construction loan interest rate swap is being recognized in the Consolidated Statements of Income over the depreciable life of the office building. Approximately $900 thousand, net of tax, currently recognized in accumulated other comprehensive loss related to both the construction loan interest rate swap and the mortgage loan interest rate swap is expected to be reclassified into earnings over the next twelve months.

Non-designated Hedges

On June 25, 2009, we entered into an interest rate swap with Goldman Sachs in the notional amount of $97 million and with a maturity date of January 19, 2022 (Goldman Sachs interest rate swap). NewMarket entered into the Goldman Sachs interest rate swap in connection with the termination of a loan application and related rate lock agreement between Foundry Park I and Principal Commercial Funding II, LLC (Principal). When the rate lock agreement was originally executed in 2007, Principal simultaneously entered into an interest rate swap with a third party to hedge Principal’s exposure to fluctuation in the ten-year Treasuries rate. Upon the termination on June 25, 2009 of the rate lock agreement, Goldman Sachs both assumed Principal’s position with the third party and entered into an offsetting interest rate swap with NewMarket. Under the terms of this interest rate swap, NewMarket will make fixed rate payments at 5.3075% and Goldman Sachs will make variable rate payments based on three-month LIBOR. We have collateralized this exposure through cash deposits posted with Goldman Sachs amounting to $20.1 million at March 31, 2011. This transaction effectively preserves the impact of the original rate lock agreement for the possible application to a future loan amount of $97 million of a similar structure.

We do not use hedge accounting for the Goldman Sachs interest rate swap, and therefore, immediately recognize any change in the fair value of this derivative financial instrument in earnings.

*****

The table below presents the fair value of our derivative financial instruments, as well as their classification on the Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010.

Fair Value of Derivative Instruments

(in thousands)

	Asset Derivatives				Liability Derivatives
	March 31, 2011		December 31, 2010		March 31, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments
Mortgage loan interest rate swap		$0		$0	Accrued expenses and Other noncurrent liabilities	$2,084	Accrued expenses and Other noncurrent liabilities	$2,656

Derivatives Not Designated as Hedging Instruments
Goldman Sachs interest rate swap		$0		$0	Accrued expenses and Other noncurrent liabilities	$16,087	Accrued expenses and Other noncurrent liabilities	$19,456

The total fair value reflected in the table above includes amounts recorded in accrued expenses of approximately $135 thousand at March 31, 2011 and $136 thousand at December 31, 2010 for the mortgage loan interest rate swap and approximately $971 thousand at March 31, 2011 and $2.2 million December 31, 2010 for the Goldman Sachs interest rate swap.

The tables below present the effect of our derivative financial instruments on the Consolidated Statements of Income.

Effect of Derivative Instruments on the Consolidated Statements of Income

Designated Cash Flow Hedges

(in thousands)

Derivatives in Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended March 31			Three Months Ended March 31			Three Months Ended March 31
	2011	2010		2011	2010		2011	2010
Mortgage loan interest rate swap	$178	$(913)	Interest and financing expenses	$(392)	$(284)		$0	$0

Construction loan interest rate swap	$0	$0	Cost of rental	$(21)	$(21)		$0	$0

Effect of Derivative Instruments on the Consolidated Statements of Income

Not Designated Derivatives

(in thousands)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		Three Months Ended March 31
		2011	2010

Goldman Sachs interest rate swap	Other expense, net	$866	$(2,357)

Credit-risk-related Contingent Features

We have agreements with both of our current derivative counterparties that contain a provision where we could be declared in default on our derivative obligations if repayment of indebtedness is accelerated by the lender due to our default on the indebtedness.

As of March 31, 2011, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $17.6 million. We have minimum collateral posting thresholds with one of our derivative counterparties and have posted cash collateral of $20.1 million as of March 31, 2011. If required, we could have settled our obligations under the agreements at their termination value of $17.6 million at March 31, 2011.

10.	Comprehensive Income and Accumulated Other Comprehensive Loss

The components of comprehensive income consist of the following:

	Three Months Ended March 31
	2011	2010
	(in thousands)
Net income	$49,589	$42,138

Other comprehensive income, net of tax
Pension plans and other postretirement benefits adjustments	1,121	1,158
Tax expense	(396)	(400)

	725	758

Unrealized gain (loss) on derivative instruments	592	(607)
Tax (expense) benefit	(230)	236

	362	(371)

Foreign currency translation adjustments	9,759	(7,918)
Tax (expense) benefit	(1,097)	838

	8,662	(7,080)

Other comprehensive income (loss)	9,749	(6,693)

Comprehensive income	$59,338	$35,445

The components of accumulated other comprehensive loss consist of the following:

	March 31	December 31
	2011	2010
	(in thousands)
Pension plans and other postretirement benefit adjustments	$(50,837)	$(51,562)
Accumulated loss on derivative instruments	(3,789)	(4,151)
Foreign currency translation adjustments	(9,445)	(18,107)

Accumulated other comprehensive loss	$(64,071)	$(73,820)

11.	Fair Value Measurements

The following table provides information on assets and liabilities measured at fair value on a recurring basis. No events occurred during the three months ended March 31, 2011, requiring adjustment to the recognized balances of assets or liabilities, which are recorded at fair value on a nonrecurring basis.

	Carrying Amount in Consolidated		Fair Value Measurements Using
	Balance Sheets	Fair Value	Level 1	Level 2	Level 3
	March 31, 2011
	(in thousands)
Cash and cash equivalents	$49,803	$49,803	$49,803	$0	$0
Interest rate swaps liability	$18,171	$18,171	$0	$18,171	$0

	December 31, 2010
	(in thousands)
Cash and cash equivalents	$49,192	$49,192	$49,192	$0	$0
Short-term investments	$300	$300	$300	$0	$0
Interest rate swap liability	$22,112	$22,112	$0	$22,112	$0

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustment associated with the derivatives utilizes Level 3 inputs. These Level 3 inputs include estimates of current credit spreads to evaluate the likelihood of default by both us and the counterparties to the derivatives. As of March 31, 2011, we have assessed the significance of the impact of the credit valuation adjustment on the overall valuation of our derivatives and have determined that the credit valuation adjustment is not significant to the overall valuation of the derivatives. Accordingly, we have determined that our derivative valuations should be classified in Level 2 of the fair value hierarchy.

We record the value of our long-term debt at historical cost. The estimated fair value of our long-term debt is shown in the table below and is based primarily on estimated current rates available to us for debt of the same remaining duration and adjusted for nonperformance risk and credit risk.

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current maturities	$(258,176)	$(270,486)	$(221,913)	$(230,393)

12.	Consolidating Financial Information

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

The following sets forth the Consolidating Statements of Income for the three months ended March 31, 2011 and March 31, 2010; Consolidating Balance Sheets as of March 31, 2011 and December 31, 2010; and Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2011 and March 31, 2010 for the Parent Company, the Guarantor Subsidiaries, and Non-Guarantor Subsidiaries. The financial information is based on our understanding of the SEC’s interpretation and application of Rule 3-10 of the SEC Regulation S-X.

The financial information may not necessarily be indicative of their results of operations or financial positions had the Guarantor Subsidiaries or Non-Guarantor Subsidiaries operated as independent entities. The Parent Company accounts for investments in these subsidiaries using the equity method.

NewMarket Corporation and Subsidiaries

Consolidating Statements of Income

Three Months Ended March 31, 2011

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated

Revenue:
Net sales - product	$0	$192,951	$312,274	$0	$505,225
Rental revenue	0	2,858	0	0	2,858

	0	195,809	312,274	0	508,083

Costs:
Cost of goods sold - product	0	129,173	236,878	0	366,051
Cost of rental	0	1,068	0	0	1,068

	0	130,241	236,878	0	367,119

Gross profit	0	65,568	75,396	0	140,964

Selling, general, and administrative expenses	1,171	26,822	10,431	0	38,424
Research, development, and testing expenses	0	18,928	5,533	0	24,461

Operating (loss) profit	(1,171)	19,818	59,432	0	78,079

Interest and financing expenses	3,547	286	812	0	4,645
Other (expense) income, net	(109)	(27)	69	0	(67)

(Loss) income before income tax (benefit) expense and equity income of subsidiaries	(4,827)	19,505	58,689	0	73,367
Income tax (benefit) expense	(2,112)	10,157	15,733	0	23,778
Equity income of subsidiaries	52,304	0	0	(52,304)	0

Net income	$49,589	$9,348	$42,956	$(52,304)	$49,589

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

NewMarket Corporation and Subsidiaries

Consolidating Balance Sheets

March 31, 2011

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated

ASSETS

Cash and cash equivalents	$17	$8,132	$41,654	$0	$49,803
Trade and other accounts receivable, net	2,450	100,930	193,669	(4,536)	292,513
Amounts due from affiliated companies	183,920	370,454	32,297	(586,671)	0
Inventories	0	107,758	187,710	0	295,468
Deferred income taxes	2,304	1,549	772	0	4,625
Prepaid expenses and other current assets	418	11,961	2,823	0	15,202

Total current assets	189,109	600,784	458,925	(591,207)	657,611

Amounts due from affiliated companies	0	64,609	24,000	(88,609)	0

Property, plant and equipment, at cost	0	792,375	227,099	0	1,019,474
Less accumulated depreciation and amortization	0	540,981	126,413	0	667,394

Net property, plant and equipment	0	251,394	100,686	0	352,080

Investment in consolidated subsidiaries	826,850	0	0	(826,850)	0
Prepaid pension cost	0	1,652	9,082	0	10,734
Deferred income taxes	31,133	0	0	(11,815)	19,318
Other assets and deferred charges	26,994	18,413	2,159	0	47,566
Intangibles (net of amortization) and goodwill	0	34,777	9,581	0	44,358

Total assets	$1,074,086	$971,629	$604,433	$(1,518,481)	$1,131,667

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable	$23	$67,713	$48,543	$0	$116,279
Accrued expenses	9,607	33,378	17,060	0	60,045
Dividends payable	5,189	0	0	0	5,189
Book overdraft	0	2,912	0	0	2,912
Amounts due to affiliated companies	255,126	226,731	104,814	(586,671)	0
Long-term debt, current portion	0	2,783	1,564	0	4,347
Income taxes payable	8,843	0	22,193	(4,536)	26,500

Total current liabilities	278,788	333,517	194,174	(591,207)	215,272

Long-term debt	191,000	62,829	0	0	253,829
Amounts due to affiliated companies	0	23,999	64,610	(88,609)	0
Other noncurrent liabilities	83,496	39,093	19,175	0	141,764
Deferred income taxes payable	0	8,553	3,262	(11,815)	0

Total liabilities	553,284	467,991	281,221	(691,631)	610,865

Shareholders’ equity:
Common stock and paid-in capital	4	385,870	73,734	(459,604)	4
Accumulated other comprehensive loss	(64,071)	(12,308)	(28,294)	40,602	(64,071)
Retained earnings	584,869	130,076	277,772	(407,848)	584,869

Total shareholders’ equity	520,802	503,638	323,212	(826,850)	520,802

Total liabilities and shareholders’ equity	$1,074,086	$971,629	$604,433	$(1,518,481)	$1,131,667

NewMarket Corporation and Subsidiaries

Consolidating Balance Sheets

December 31, 2010

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated

ASSETS

Cash and cash equivalents	$17	$7,717	$41,458	$0	$49,192
Short-term investments	300	0	0	0	300
Trade and other accounts receivable, net	4,264	102,158	152,269	(943)	257,748
Amounts due from affiliated companies	0	135,736	35,974	(171,710)	0
Inventories	0	95,383	177,832	0	273,215
Deferred income taxes	2,805	3,332	739	0	6,876
Prepaid expenses and other current assets	5,455	7,746	2,243	0	15,444

Total current assets	12,841	352,072	410,515	(172,653)	602,775

Amounts due from affiliated companies	0	57,470	0	(57,470)	0

Property, plant and equipment, at cost	0	787,721	200,459	0	988,180
Less accumulated depreciation and amortization	0	535,241	118,963	0	654,204

Net property, plant and equipment	0	252,480	81,496	0	333,976

Investment in consolidated subsidiaries	765,787	0	0	(765,787)	0
Prepaid pension cost	0	660	7,937	0	8,597
Deferred income taxes	33,142	0	0	(11,168)	21,974
Other assets and deferred charges	28,157	19,052	1,684	0	48,893
Intangibles (net of amortization) and goodwill	0	36,795	9,731	0	46,526

Total assets	$839,927	$718,529	$511,363	$(1,007,078)	$1,062,741

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable	$219	$68,042	$40,989	$0	$109,250
Accrued expenses	11,253	41,535	18,770	0	71,558
Dividends payable	5,304	0	0	0	5,304
Book overdraft	0	1,063	0	0	1,063
Amounts due to affiliated companies	88,850	0	82,860	(171,710)	0
Long-term debt, current portion	0	2,875	1,494	0	4,369
Income taxes payable	0	0	15,786	(943)	14,843

Total current liabilities	105,626	113,515	159,899	(172,653)	206,387

Long-term debt	154,000	63,544	0	0	217,544
Amounts due to affiliated companies	0	0	57,470	(57,470)	0
Other noncurrent liabilities	88,661	48,331	21,346	(11,168)	147,170

Total liabilities	348,287	225,390	238,715	(241,291)	571,101

Shareholders’ equity:
Common stock and paid-in capital	0	385,870	73,734	(459,604)	0
Accumulated other comprehensive loss	(73,820)	(14,159)	(35,900)	50,059	(73,820)
Retained earnings	565,460	121,428	234,814	(356,242)	565,460

Total shareholders’ equity	491,640	493,139	272,648	(765,787)	491,640

Total liabilities and shareholders’ equity	$839,927	$718,529	$511,363	$(1,007,078)	$1,062,741

NewMarket Corporation and Subsidiaries

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 31, 2011

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated

Cash provided from (used in) operating activities	$5,237	$(4,506)	$13,616	$0	$14,347

Cash flows from investing activities:
Capital expenditures	0	(4,562)	(19,589)	0	(24,151)
Deposits for interest rate swap	(11,408)	0	0	0	(11,408)
Return of deposits for interest rate swap	14,480	0	0	0	14,480
Payments on settlement of interest rate swap	(2,574)	0	0	0	(2,574)
Receipts from settlement of interest rate swap	71	0	0	0	71
Proceeds from sale of short-term investment	300	0	0	0	300
Increase in intercompany loans	(12,547)	(5,005)	0	17,552	0

Cash used in investing activities	(11,678)	(9,567)	(19,589)	17,552	(23,282)

Cash flows from financing activities:
Net borrowings under revolving credit agreement	37,000	0	0	0	37,000
Repayment of Foundry Park I mortgage loan	0	(664)	0	0	(664)
Borrowing under line of credit	0	0	71	0	71
Repurchases of common stock	(27,427)	0	0	0	(27,427)
Dividends paid	(903)	0	0	0	(903)
Change in book overdraft	0	1,849	0	0	1,849
Debt issuance costs	(2,233)	0	0	0	(2,233)
Proceeds from exercise of stock options	4	0	0	0	4
Payments on the capital lease	0	(144)	0	0	(144)
Financing from affiliated companies	0	12,547	5,005	(17,552)	0

Cash provided from (used in) financing activities	6,441	13,588	5,076	(17,552)	7,553

Effect of foreign exchange on cash and cash equivalents	0	900	1,093	0	1,993

Increase in cash and cash equivalents	0	415	196	0	611
Cash and cash equivalents at beginning of year	17	7,717	41,458	0	49,192

Cash and cash equivalents at end of period	$17	$8,132	$41,654	$0	$49,803

NewMarket Corporation and Subsidiaries

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 31, 2010

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated

Cash (used in) provided from operating activities	$(31,819)	$62,853	$11,762	$0	$42,796

Cash flows from investing activities:
Capital expenditures	0	(5,393)	(1,284)	0	(6,677)
Deposits for interest rate swap	(6,840)	0	0	0	(6,840)
Return of deposits for interest rate swap	4,210	0	0	0	4,210
Acquisition of business (net of cash acquired of $1.8 million)	0	0	(43,748)	0	(43,748)
Decrease in intercompany loans	0	5,846	0	(5,846)	0
Net (increase) decrease in investment in subsidiaries	(78,966)	35,218	43,748	0	0
Cash dividends from subsidiaries	95,336	0	0	(95,336)	0

Cash provided from (used in) investing activities	13,740	35,671	(1,284)	(101,182)	(53,055)

Cash flows from financing activities:
Repayment of Foundry Park I mortgage loan	0	(207)	0	0	(207)
Repayment of Foundry Park I construction loan	0	(99,102)	0	0	(99,102)
Borrowing under Foundry Park mortgage loan	0	68,400	0	0	68,400
Repurchase of common stock	(14,276)	0	0	0	(14,276)
Dividends	(5,641)	(95,336)	0	95,336	(5,641)
Change in book overdraft, net	0	764	0	0	764
Debt issuance costs	0	(1,524)	0	0	(1,524)
Payment for financed intangible asset	0	(250)	0	0	(250)
Proceeds from exercise of stock options	4	0	0	0	4
Payments on the capital lease	0	(204)	0	0	(204)
Repayment of intercompany note payable	0	0	(5,846)	5,846	0

Cash used in financing activities	(19,913)	(127,459)	(5,846)	101,182	(52,036)

Effect of foreign exchange on cash and cash equivalents	0	(225)	(1,340)	0	(1,565)

(Decrease) increase in cash and cash equivalents	(37,992)	(29,160)	3,292	0	(63,860)
Cash and cash equivalents at beginning of year	40,008	62,203	49,620	0	151,831

Cash and cash equivalents at end of period	$2,016	$33,043	$52,912	$0	$87,971

13.	Subsequent Events

On April 20, 2011, our Board of Directors declared a quarterly dividend in the amount of 60 cents per share on our common stock. The dividend is payable July 1, 2011 to shareholders of record at the close of business on June 15, 2011.

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

Factors that could cause actual results to differ materially from expectations include, but are not limited to: availability of raw materials and transportation systems; supply disruptions at single-sourced facilities; ability to respond effectively to technological changes in our industry; failure to protect our intellectual property rights; hazards common to chemical businesses; occurrence or threat of extraordinary events, including natural disasters and terrorist attacks; competition from other manufacturers; sudden or sharp raw materials price increases; gain or loss of significant customers; risks related to operating outside of the United States; the impact of fluctuations in foreign exchange rates; political, economic, and regulatory factors concerning our products; future governmental regulation; resolution of environmental liabilities or legal proceedings; inability to complete recent or future acquisitions or successfully integrate recent or future acquisitions into our business and other factors detailed from time to time in the reports that NewMarket files with the Securities and Exchange Commission, including the risk factors in Item 1A, “Risk Factors” of our 2010 Annual Report, which is available to shareholders upon request.

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

Overview

Operations during the first three months 2011 continued to generate strong results with operating profit in our petroleum additives segment increasing 14.4% over three months 2010. During three months 2011, our strong financial position allowed us to repurchase 190,573 shares of our common stock for $24.1 million. Also, our working capital position improved and we ended the quarter with only $41 million drawn on the $300 million revolving credit facility.

Results of Operations

Revenue

Our consolidated revenue for the three months 2011 amounted to $508.1 million, representing an increase of approximately 29% from the 2010 three months level of $395.1 million. The table below shows our revenue by segment.

Consolidated Revenue by Segment

(in millions)

	Three Months Ended
	March 31
	2011	2010

Petroleum additives	$502.7	$389.3
Real estate development	2.9	2.9
All other	2.5	2.9

Consolidated revenue	$508.1	$395.1

Petroleum Additives Segment

Petroleum additives net sales for the first three months 2011 of $502.7 million increased $113.4 million, or approximately 29%, from $389.3 million for the first three months 2010. The increase in sales reflects higher total product shipments of 17% including the benefit of Polartech shipments for the full three months 2011. The increase in shipments was the predominant factor in the higher net sales between the two three month periods and was across all product lines, but primarily in the lubricant additives product lines. Selling prices were also favorable when comparing the three months periods. The impact from foreign currency was essentially flat. When comparing the two periods, the U.S. Dollar strengthened against the Euro and Pound Sterling resulting in an unfavorable foreign currency impact on revenue from sales in those currencies. However, the U.S. Dollar weakened against the other major currencies in which we do business resulting in completely offsetting the unfavorable impact from sales in the Euro and Pound Sterling.

The table below details the approximate components, in millions, of the increase between the first three months of the 2011 and 2010 periods.

Three Months
(in millions)
Period ended March 31, 2010	$389.3
Increase in shipments, including changes in product mix	83.4
Increase in selling prices, including changes in customer mix	29.9
Increase due to foreign currency	0.1

Period ended March 31, 2011	$502.7

Real Estate Development Segment

The revenue of $2.9 million for both three months 2011 and 2010 for the real estate development segment represents the rental of the office building, which was constructed by Foundry Park I.

All Other

The “All other” category includes the operations of the TEL business and certain contract manufacturing performed by Ethyl.

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

The table below reports segment operating profit for the three months ended March 31, 2011 and March 31, 2010.

Segment Operating Profit

(in millions)

	Three Months Ended
	March 31
	2011	2010

Petroleum additives	$80.6	$70.4

Real estate development	$1.8	$1.8

All other	$0.2	$0.9

Petroleum Additives Segment

The petroleum additives operating profit increased $10.2 million when comparing three months 2011 to three months 2010. The operating profit margin was 16.0% for three months 2011 and 18.1% for three months 2010. When compared to 2010 operating profit levels, the three months 2011 results are higher across the lubricant additives product lines, but lower across the fuel additives product lines.

Substantially increased product shipments, as well as higher selling prices and the benefit of the Polartech acquisition, as discussed in the Revenue section above, were significant favorable factors in operating profit for three months 2011 as compared to three months 2010. Partially offsetting these favorable factors on operating profit, were unfavorable effects from margin compression, as well as planned additional spending in selling, general, and administrative expenses. The lower operating profit margin in 2011 primarily reflects increased raw material costs. In response to the rising raw material costs, we have been implementing selling price increases.

Our selling, general, and administrative expenses (SG&A), together with research, development, and testing expenses (R&D), were approximately $10.8 million, or 23.2%, higher for three months 2011 as compared to three months 2010. In 2011, SG&A increased approximately $7.5 million or 29.1% over 2010 levels. The increase for three months 2011 over three months 2010 was primarily the result of certain growth-related costs, largely reflecting the inclusion of the Polartech operations in 2011, as well as higher personnel-related costs and professional fees. R&D increased approximately $3.4 million, or 16.0%, for three months 2011 when compared to the same 2010 period. We continue to invest in SG&A and R&D to support our customers’ programs and to develop the technology required to remain a leader in this industry.

Real Estate Development Segment

Operating profit for the real estate development segment was $1.8 million for both three months 2011 and three months 2010.

The following discussion references the Consolidated Financial Statements beginning on page 3 of this Quarterly Report on Form 10-Q.

Interest and Financing Expenses

Interest and financing expenses were $4.6 million for three months 2011 and $3.9 million for three months 2010. The increase in interest and financing expenses between the two periods of 2011 and 2010 was primarily related to higher average outstanding debt on the revolving credit facility during 2011.

Other Expense, Net

Other expense, net for three months 2011 was $67 thousand, while three months 2010 was $2.3 million. The amount for 2011 includes a gain of $900 thousand on a derivative instrument representing an interest rate swap recorded at fair value through profit and loss. This gain was offset by $1.0 million expense related to the consent we obtained in January 2011 from the holders of the senior notes to modify the formula for calculating the capacity under the senior notes to make certain restricted payments. The other expense of $2.3 million for three months 2010 primarily represents a loss on the same interest rate swap. See Note 9 for additional information on the interest rate swap.

Income Tax Expense

Income tax expense was $23.8 million for three months 2011 and $20.4 million for three months 2010. The effective tax rate was 32.4% for three months 2011 and 32.6% for three months 2010. The effective tax rate for three months 2011 benefitted primarily from higher income in foreign jurisdictions with lower tax rates. The increase in income before income tax expense resulted in an increase of $3.5 million in income taxes, while the slightly lower effective tax rate in 2011 as compared to 2010 resulted in a decrease of approximately $100 thousand in income taxes when comparing the three months 2011 and 2010 periods.

Cash Flows, Financial Condition, and Liquidity

Cash and cash equivalents at March 31, 2011 were $49.8 million, which was an increase of $600 thousand since December 31, 2010 and included a $2.0 million favorable impact from foreign currency translation.

We expect that cash from operations, together with borrowings available under our revolving credit facility, will continue to be sufficient to cover our operating expenses for the foreseeable future.

Cash Flows – Operating Activities

Cash flows provided from operating activities for the three months 2011 were $14.3 million and included a decrease of $45.6 million due to higher working capital levels, including higher accounts receivable and inventories, as well as lower accrued expenses partially offset by higher accounts payable and income taxes payable. The increase in accounts receivable is primarily due to higher sales levels when comparing the three months 2011 with the fourth quarter 2010. The increase in inventories reflects increased quantities at certain locations to respond to demand for our products, as well as higher priced inventory at certain locations. The reduction in accrued expenses primarily reflects payments related to customer rebates made during the three months 2011. The fluctuation in accounts payable is from normal differences in timing of payments, while the increase in income taxes payable reflects taxes due on earnings, which will be paid during the second quarter.

Including cash and the current portion of long-term debt, we had working capital of $442.3 million at March 31, 2011 and $396.4 million at December 31, 2010. The current ratio was 3.05 to 1 at March 31, 2011 and 2.92 to 1 at December 31, 2010.

Cash Flows – Investing Activities

Cash used in investing activities was $23.3 million during three months 2011 and included $24.2 million for capital expenditures. Also included in investing activities was a net return of deposits of $3.1 million and a net settlement of $2.5 million related to the Goldman Sachs interest rate swap. Further information on the interest rate swap is discussed in Note 9. We estimate our total capital spending during 2011 will be approximately $50 million to $55 million. We expect to continue to finance capital spending through cash on hand and cash provided from operations, together with borrowing available under our $300 million revolving credit facility.

Cash Flows – Financing Activities

Cash provided from financing activities during three months 2011 amounted to $7.6 million. We borrowed an additional $37.0 million under our revolving credit facility during the three months 2011 and incurred $2.2 million of debt issuance costs related to the consents we obtained from the senior note holders related to the change in the formula for calculating the capacity to make restricted payments under the senior notes. In addition, we paid $27.4 million for the repurchase of common stock. We also paid $903 thousand to fund dividends during three months 2011, with the remaining amount for the April 1 dividend being funded on April 1, 2011.

We had total long-term debt, including the current portion, of $258.2 million at March 31, 2011, representing an increase of approximately $36.3 million in our total debt since December 31, 2010. The increase resulted from borrowing an additional $37.0 million under the revolving credit facility, which was partially offset by principal payments of approximately $600 thousand on the mortgage loan, as well as $100 thousand on capital leases.

At March 31, 2011, in addition to the revolving credit facility and the Foundry Park I mortgage loan, which are discussed below, we had outstanding senior notes in the aggregate principal amount of $150 million that bear interest at a fixed rate of 7.125% and are due in 2016. One of our subsidiaries in India also has a short-term line of credit of 110 million Rupees for working capital purposes with an outstanding balance of $1.6 million at March 31, 2011.

At March 31, 2011, we also had a $300 million multicurrency revolving credit facility, with a $100 million sublimit for multicurrency borrowings and a $100 million sublimit for letters of credit. The agreement includes an expansion feature, which allows us, subject to certain conditions, to request to increase the aggregate amount of the revolving credit facility or obtain incremental term loans in an amount up to $150 million. Borrowings bear interest at variable rates. The facility matures on November 12, 2015. At March 31, 2011, we had $41.0 million of outstanding borrowings under the revolving credit facility. We had outstanding letters of credit of $5.1 million at March 31, 2011, resulting in the unused portion of the revolver amounting to $253.9 million.

Both the senior notes and the revolving credit facility contain covenants, representations, and events of default that management considers typical of credit agreements of this nature. We were in compliance with all covenants under both the senior notes and the revolving credit facility as of both March 31, 2011 and December 31, 2010.

The more restrictive and significant of the covenants under the senior notes include a minimum fixed charge ratio of 2.00, as well as a limitation on restricted payments, as defined in the agreement. Our fixed charge coverage ratio was 19.53 at March 31, 2011 and 19.46 at December 31, 2010 under the senior notes. In addition, we would have been permitted to make additional restricted payments in the amount of approximately $145 million at March 31, 2011 and $50 million at December 31, 2010 under the senior notes. The increase in the capacity for restricted payments between December 31, 2010 and March 31, 2011 resulted from the January 2011 consents obtained from the holders of the senior notes allowing for a modification in the formula for calculating permitted restricted payments.

The more restrictive and significant financial covenants under the revolving credit facility include:

•	An interest coverage ratio of no less than 3.00; and

•	A leverage ratio of no more than 3.00.

At March 31, 2011, the interest coverage ratio was 16.31 and the leverage ratio was 0.83, while at December 31, 2010 the interest coverage ratio was 16.50 and the leverage ratio was 0.74.

As a percentage of total capitalization (total debt and shareholders’ equity), our total debt percentage increased from 31.1% at the end of 2010 to 33.1% at March 31, 2011. The change in the percentage was primarily the result of the increase in debt, partially offset by an increase in shareholders’ equity. The increase in shareholders’ equity reflects our earnings, partially offset by the impact of dividend payments and the repurchase of our common stock. Normally, we repay any outstanding long-term debt with cash from operations or refinancing activities.

Foundry Park I Mortgage Loan Agreement and Interest Rate Swap

On January 28, 2010, Foundry Park I entered into a mortgage loan agreement in the amount of $68.4 million. The loan, which is collateralized by the Foundry Park I office building, is for a period of five years, with two thirteen-month extension options. NewMarket Corporation is fully guaranteeing the loan. The mortgage loan bears interest at a variable rate of LIBOR plus a margin of 400 basis points, with a minimum LIBOR of 200 basis points. Concurrently with the closing of the mortgage loan, Foundry Park I obtained an interest rate swap to effectively convert the variable interest rate of the loan to a fixed interest rate by setting LIBOR at 2.642% for five years. The interest rate swap is discussed in Note 9. Principal payments on the loan are being made monthly based on a 15-year amortization schedule, with all remaining amounts due in five years, unless we exercise the extension option.

Other Matters

We have a Japanese subsidiary with an office in Tokyo and a research, development, and testing facility in Tsukuba. Neither location incurred significant damage or losses as the result of the March 2011 earthquake and tsunami. We do not expect a significant impact to our business as a result of the earthquake or tsunami.

On April 20, 2011, our Board of Directors declared a quarterly dividend in the amount of 60 cents per share on our common stock. This represents an increase of 16 cents, or 36%, over the previous dividend level.

Critical Accounting Policies and Estimates

This report, as well as the 2010 Annual Report, includes a discussion of our accounting principles, as well as methods and estimates used in the preparation of our financial statements. We believe these discussions and financial statements fairly represent the financial position and operating results of our company in all material respects. The purpose of this portion of our discussion is to further emphasize some of the more critical areas where a significant change in facts and circumstances in our operating and financial environment might cause a change in reported financial results.

Intangibles (Net of Amortization) and Goodwill

We have certain identifiable intangibles, as well as goodwill, amounting to $44.4 million at March 31, 2011. These intangibles relate to our petroleum additives business and, except for the goodwill, are being amortized over periods with up to approximately twenty years of remaining life. We continue to assess the market related to these intangibles, as well as their specific values, and have concluded the values and amortization periods are appropriate. We also evaluate these intangibles for any potential impairment when significant events or circumstances occur that might impair the value of these assets. These evaluations continue to support the value at which these identifiable intangibles are carried on our financial statements. However, if conditions were to substantially deteriorate in this market, it could possibly cause a reduction in the periods of the amortization charge or result in a noncash write-off of a portion of the intangibles’ carrying value. A reduction in the amortization period would have no effect on cash flows. We do not anticipate such a change in the market conditions.

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

Pension Plans and Other Postretirement Benefits

We use assumptions to record the impact of the pension and postretirement plans in the financial statements. These assumptions include the discount rate, expected long-term rate of return on plan assets, rate of compensation increase, and health care cost trend rate. A change in any one of these assumptions could result in different results for the plans. We develop these assumptions after considering available information that we deem relevant. Information is provided on the pension and postretirement plans in Note 19 of the 2010 Annual Report. In addition, further disclosure on the effect of changes in these assumptions is provided in the “Financial Position and Liquidity” section of Part II, Item 7 of the 2010 Annual Report.

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

Outlook

We are very pleased with the performance of our business during this quarter. Our businesses are running well, demand is strong and our employees continue to focus on providing the goods and services our customers expect from NewMarket. The normal business challenges continue to keep our teams busy, but we are confident those challenges will be met and handled successfully. The industry dynamics remained unchanged during the first quarter, and we see no change in the near term. We look forward to a successful and profitable 2011.

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

There have been no significant changes in our market risk from the information provided in the 2010 Annual Report.

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

We have formed a Financial Disclosure Committee (the committee), which is made up of the president of Afton Chemical Corporation, the general counsel of NewMarket, and the controller of NewMarket. The committee, as well as regional management, makes representations with regard to the financial statements that, to the best of their knowledge, the report does not contain any misstatement of a material fact or omit a material fact that is necessary to make the statements not misleading with respect to the periods covered by the report.

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

There has been no change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings

We are involved in legal proceedings that are incidental to our business and include administrative or judicial actions seeking remediation under environmental laws, such as Superfund. Some of these legal proceedings relate to environmental matters and involve governmental authorities. For further information, see “Environmental” in Part I, Item 1 of our 2010 Annual Report and Note 8 in this Form 10-Q.

While it is not possible to predict or determine with certainty the outcome of any legal proceeding, we believe the outcome of any of these proceedings, or all of them combined, will not result in a material adverse effect on our consolidated financial condition or results of operations.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On July 21, 2010, our Board of Directors approved a share repurchase program authorizing management to repurchase up to $200 million of NewMarket Corporation’s outstanding common stock until December 31, 2012, as market conditions warrant and covenants under our existing agreements permit. We may conduct the share repurchases in the open market and in privately negotiated transactions. The repurchase program does not require NewMarket to acquire any specific number of shares and may be terminated or suspended at any time. Approximately $130 million remained available under the 2010 authorization at March 31, 2011. The following table outlines the purchases during the first quarter 2011 under this authorization.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31	147,794	$126.14	147,794	$135,721,432
February 1 to February 28	24,179	$129.69	24,179	$132,585,676
March 1 to March 31	18,600	$124.23	18,600	$130,275,036

Total	190,573	$126.40	190,573	$130,275,036

ITEM 6.	Exhibits

Exhibit 3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form 10-K (File No. 1-32190) filed March 14, 2005)

Exhibit 3.2	NewMarket Corporation Bylaws Amended and Restated effective April 23, 2009 (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 1-32190) filed February 23, 2009)

Exhibit 31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald

Exhibit 31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by David A. Fiorenza

Exhibit 32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald

Exhibit 32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David A. Fiorenza

Exhibit 101	XBRL Instance Document and Related Items

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMARKET CORPORATION
(Registrant)

Date: April 29, 2011	By: /s/ D. A. Fiorenza
David A. Fiorenza
Vice President and Treasurer
(Principal Financial Officer)

Date: April 29, 2011	By: /s/ Wayne C. Drinkwater
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