Form 10-Q
period 2011-06-30
NEWMARKET CORP
filed 2011-08-04
CIK 1282637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Number of shares of common stock, without par value, outstanding as of July 27, 2011: 13,834,513.

NEWMARKET CORPORATION

I N D E X

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per-share amounts)

(Unaudited)

	Second Quarter Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010

Revenue:
Net sales - product	$575,665	$466,986	$1,080,890	$859,251
Rental revenue	2,858	2,855	5,716	5,716

	578,523	469,841	1,086,606	864,967

Costs:
Cost of goods sold - product	429,659	336,574	795,710	610,202
Cost of rental	1,068	1,066	2,136	2,156

	430,727	337,640	797,846	612,358

Gross profit	147,796	132,201	288,760	252,609

Selling, general, and administrative expenses	37,319	36,193	75,743	66,767
Research, development, and testing expenses	25,379	22,064	49,840	43,147

Operating profit	85,098	73,944	163,177	142,695

Interest and financing expenses	4,693	4,314	9,338	8,263
Other expense, net	3,987	9,210	4,054	11,521

Income before income tax expense	76,418	60,420	149,785	122,911
Income tax expense	24,159	20,564	47,937	40,917

Net income	$52,259	$39,856	$101,848	$81,994

Basic earnings per share	$3.77	$2.69	$7.34	$5.48

Diluted earnings per share	$3.77	$2.69	$7.34	$5.47

Shares used to compute basic earnings per share	13,852	14,796	13,871	14,957

Shares used to compute diluted earnings per share	13,856	14,828	13,881	14,991

Cash dividends declared per common share	$0.600	$0.375	$1.040	$0.750

See accompanying Notes to the Consolidated Financial Statements.

NEWMARKET CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	June 30 2011	December 31 2010
ASSETS
Current assets:
Cash and cash equivalents	$60,888	$49,192
Short-term investments	0	300
Trade and other accounts receivable, less allowance for doubtful accounts ($824 in 2011 and $733 in 2010)	313,818	257,748
Inventories:
Finished goods	260,352	215,764
Raw materials	61,102	50,853
Stores, supplies and other	6,390	6,598

	327,844	273,215

Deferred income taxes	5,679	6,876
Prepaid expenses and other current assets	21,069	15,444

Total current assets	729,298	602,775

Property, plant and equipment, at cost	1,031,536	988,180
Less accumulated depreciation and amortization	676,834	654,204

Net property, plant and equipment	354,702	333,976

Prepaid pension cost	12,578	8,597
Deferred income taxes	17,188	21,974
Other assets and deferred charges	52,237	48,893
Intangibles (net of amortization) and goodwill	42,623	46,526

Total assets	$1,208,626	$1,062,741

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$127,163	$109,250
Accrued expenses	64,675	71,558
Dividends payable	7,108	5,304
Book overdraft	9,821	1,063
Long-term debt, current portion	5,109	4,369
Income taxes payable	29,446	14,843

Total current liabilities	243,322	206,387

Long-term debt	260,100	217,544
Other noncurrent liabilities	142,516	147,170

Commitments and contingencies (Note 8)

Shareholders’ equity:
Common stock (without par value) and paid-in capital; authorized shares - 80,000,000; Outstanding shares - 13,833,811 in 2011 and 14,034,884 in 2010	0	0
Accumulated other comprehensive loss	(63,144)	(73,820)
Retained earnings	625,832	565,460

	562,688	491,640

Total liabilities and shareholders’ equity	$1,208,626	$1,062,741

See accompanying Notes to the Consolidated Financial Statements.

NewMarket Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(in thousands, except share amounts)

(unaudited)

			Accumulated
	Common Stock and		Other		Total
	Paid in Capital		Comprehensive	Retained	Shareholders’
	Shares	Amount	(Loss) Income	Earnings	Equity

Balance at December 31, 2009	15,209,989	$275	$(74,784)	$532,694	$458,185

Comprehensive income:
Net income				177,125	177,125
Changes in (net of tax):
Foreign currency translation adjustments			(6,042)		(6,042)
Pension plans and other postretirement benefit adjustments:
Prior service cost			(523)		(523)
Unrecognized gain			9,006		9,006
Transition obligation			10		10
Derivative net loss			(1,487)		(1,487)

Total comprehensive income					178,089

Cash dividends ($1.565 per share)				(22,608)	(22,608)
Repurchases of common stock	(1,213,158)	(3,104)		(121,751)	(124,855)
Stock options exercised	21,000	91			91
Stock options tax benefit		711			711
Issuance of stock	17,053	2,027			2,027

Balance at December 31, 2010	14,034,884	0	(73,820)	565,460	491,640

Comprehensive income:
Net income				101,848	101,848
Changes in (net of tax):
Foreign currency translation adjustments			9,428		9,428
Pension plans and other postretirement benefit adjustments:
Prior service cost			130		130
Unrecognized gain			1,304		1,304
Transition obligation			20		20
Derivative net loss			(206)		(206)

Total comprehensive income					112,524

Cash dividends ($1.04 per share)				(14,408)	(14,408)
Repurchases of common stock	(217,073)	(1,106)		(27,068)	(28,174)
Stock options exercised	16,000	70			70
Stock options tax benefit		1,036			1,036

Balance at June 30, 2011	13,833,811	$0	$(63,144)	$625,832	$562,688

See accompanying Notes to the Consolidated Financial Statements.

NEWMARKET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30
	2011	2010

Cash and cash equivalents at beginning of year	$49,192	$151,831

Cash flows from operating activities:
Net income	101,848	81,994
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	20,771	17,718
Amortization of deferred financing costs	788	741
Noncash environmental remediation and dismantling	687	2,162
Noncash pension benefits expense	6,383	6,696
Noncash postretirement benefits expense	1,600	1,538
Noncash foreign exchange (gain) loss	(123)	2,003
Deferred income taxes	3,628	(4,177)
Unrealized loss on derivative instruments, net	747	12,062
Working capital changes	(84,660)	(38,863)
Cash pension benefits contributions	(14,623)	(9,242)
Cash postretirement benefits contributions	(990)	(860)
Excess tax benefits from stock-based payment arrangements	(1,036)	0
Other, net	3,395	1,391

Cash provided from operating activities	38,415	73,163

Cash flows from investing activities:
Capital expenditures	(34,790)	(18,036)
Deposits for interest rate swap	(20,274)	(18,890)
Return of deposits for interest rate swap	17,890	7,420
Payments on settlement of interest rate swap	(2,574)	0
Receipts from settlement of interest rate swap	145	0
Proceeds from sale of short-term investment	300	0
Acquisition of business (net of cash acquired of $1.8 million in 2010)	0	(41,970)

Cash used in investing activities	(39,303)	(71,476)

Cash flows from financing activities:
Net borrowings under revolving credit agreement	44,000	18,000
Repayment on Foundry Park I mortgage loan	(1,340)	(834)
Borrowing under (repayment of) line of credit	780	0
Repayment of Foundry Park I construction loan	0	(99,102)
Borrowing under Foundry Park I mortgage loan	0	68,400
Repurchases of common stock	(31,512)	(79,220)
Dividends paid	(7,301)	(11,037)
Change in book overdraft, net	8,758	1,565
Debt issuance costs	(3,233)	(1,524)
Payment for financed intangible asset	0	(500)
Proceeds from exercise of stock options	70	21
Excess tax benefits from stock-based payment arrangements	1,036	0
Payments on capital lease	(144)	(411)

Cash provided from (used in) financing activities	11,114	(104,642)

Effect of foreign exchange on cash and cash equivalents	1,470	(2,270)

Increase (decrease) in cash and cash equivalents	11,696	(105,225)

Cash and cash equivalents at end of period	$60,888	$46,606

See accompanying Notes to the Consolidated Financial Statements.

NEWMARKET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Financial Statement Presentation

In the opinion of management, the accompanying consolidated financial statements of NewMarket Corporation and its subsidiaries contain all necessary adjustments for the fair statement of, in all material respects, our consolidated financial position as of June 30, 2011 and December 31, 2010, and the change in our shareholders’ equity for the six months ended June 30, 2011 and the year ended December 31, 2010, as well as our consolidated results of operations for the second quarter and six months ended June 30, 2011 and June 30, 2010 and our cash flows for the six months ended June 30, 2011 and June 30, 2010. All adjustments are of a normal, recurring nature, unless otherwise disclosed. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the NewMarket Corporation Annual Report on Form 10-K for the year ended December 31, 2010 (2010 Annual Report), as filed with the Securities and Exchange Commission (SEC). The results of operations for the six month period ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011. The December 31, 2010 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Unless the context otherwise requires, all references to “we,” “us,” “our,” the “Company” and “NewMarket” are to NewMarket Corporation and its consolidated subsidiaries.

At both June 30, 2011 and December 31, 2010, we had a book overdraft for some of our disbursement cash accounts. A book overdraft represents transactions that have not cleared the bank accounts at the end of the reporting period. There are no agreements with the same banks to offset the presented balance. We transfer cash on an as-needed basis to fund these items as they clear the bank in subsequent periods.

Cash dividends for the six months ended June 30, 2011 and June 30, 2010 were declared and paid as shown in the table below.

Year	Date Declared	Date Paid	Per Share Amount
2011	February 17, 2011	April 1, 2011	44.0 cents
	April 20, 2011	July 1, 2011	60.0 cents
2010	February 18, 2010	April 1, 2010	37.5 cents
	April 22, 2010	July 1, 2010	37.5 cents

2.	Asset Retirement Obligations

Our asset retirement obligations are related primarily to our tetraethyl lead (TEL) operations. The following table illustrates the activity associated with our asset retirement obligations for the six months ended June 30, 2011 and June 30, 2010.

	2011	2010
	(in thousands)
Asset retirement obligations, January 1	$2,975	$3,031
Accretion expense	74	72
Changes in expected cash flows and timing	0	(110)

Asset retirement obligations, June 30	$3,049	$2,993

3.	Segment Information

The tables below show our consolidated segment results. The “All other” category includes the operations of the TEL business, as well as certain contract manufacturing performed by Ethyl Corporation (Ethyl).

Consolidated Revenue by Segment

(in millions)

	Second Quarter Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010

Petroleum additives	$572.8	$464.9	$1,075.5	$854.3
Real estate development	2.8	2.9	5.7	5.7
All other	2.9	2.0	5.4	5.0

Consolidated revenue	$578.5	$469.8	$1,086.6	$865.0

Segment Operating Profit

(in millions)

	Second Quarter Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010

Petroleum additives	$85.6	$76.6	$166.2	$147.0
Real estate development	1.8	1.8	3.6	3.5
All other	1.0	1.0	1.3	2.0

Segment operating profit	88.4	79.4	171.1	152.5
Corporate, general, and administrative expenses	(3.6)	(4.7)	(7.7)	(8.9)
Interest and financing expenses	(4.7)	(4.3)	(9.3)	(8.3)
Gain (loss) on interest rate swap agreement (a)	(4.1)	(9.7)	(3.2)	(12.1)
Other income (expense), net	0.4	(0.3)	(1.1)	(0.3)

Income before income taxes	$76.4	$60.4	$149.8	$122.9

(a)	The loss on the interest rate swap agreement represents the change, since the beginning of the reporting period, in the fair value of an interest rate swap which we entered into on June 25, 2009. We are not using hedge accounting to record the interest rate swap, and accordingly, any change in the fair value is immediately recognized in earnings.

Segment Depreciation and Amortization

(in millions)

	Second Quarter Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010

Petroleum additives	$9.3	$7.6	$18.2	$15.1
Real estate development	0.9	1.0	1.9	1.9
All other and corporate	0.8	0.7	1.5	1.5

Total depreciation and amortization	$11.0	$9.3	$21.6	$18.5

4.	Pension and Postretirement Benefit Plans

The table below shows cash contributions made during the six months ended June 30, 2011, as well as expected contributions for the year ended December 31, 2011, for both our domestic and foreign pension plans and postretirement benefit plans.

	Actual Cash	Expected Cash
	Contributions for	Contributions for
	Six Months Ended	Year Ending
	June 30, 2011	December 31, 2011
	(in millions)
Domestic Plans
Pension benefits	$11.3	$22.6
Postretirement benefits	$0.9	$1.8

Foreign Plans
Pension benefits	$3.3	$6.6
Postretirement benefits	$0.1	$0.2

The tables below present information on periodic benefit cost for our pension and postretirement benefit plans.

	Domestic
	Pension Benefits		Postretirement Benefits
	Second Quarter Ended June 30
	2011	2010	2011	2010
	(in thousands)
Service cost	$1,691	$1,644	$354	$317
Interest cost	2,246	2,117	842	848
Expected return on plan assets	(2,836)	(2,372)	(399)	(408)
Amortization of prior service cost	77	32	3	3
Amortization of net loss (gain)	797	829	(75)	(60)

Net periodic benefit cost	$1,975	$2,250	$725	$700

	Domestic
	Pension Benefits		Postretirement Benefits
	Six Months Ended June 30
	2011	2010	2011	2010
	(in thousands)
Service cost	$3,382	$3,289	$707	$635
Interest cost	4,493	4,235	1,685	1,696
Expected return on plan assets	(5,673)	(4,746)	(798)	(815)
Amortization of prior service cost	153	63	5	5
Amortization of net loss (gain)	1,595	1,659	(149)	(121)

Net periodic benefit cost	$3,950	$4,500	$1,450	$1,400

	Foreign
	Pension Benefits		Postretirement Benefits
	Second Quarter Ended June 30
	2011	2010	2011	2010
	(in thousands)
Service cost	$1,071	$744	$7	$7
Interest cost	1,501	1,316	39	37
Expected return on plan assets	(1,629)	(1,313)	0	0
Amortization of prior service cost	22	22	0	0
Amortization of transition (asset) obligation	0	(10)	14	12
Amortization of net loss	276	308	16	14

Net periodic benefit cost	$1,241	$1,067	$76	$70

	Foreign
	Pension Benefits		Postretirement Benefits
	Six Months Ended June 30
	2011	2010	2011	2010
	(in thousands)
Service cost	$2,104	$1,526	$15	$13
Interest cost	2,950	2,703	77	73
Expected return on plan assets	(3,205)	(2,690)	0	0
Amortization of prior service cost	43	43	0	0
Amortization of transition (asset) obligation	0	(19)	27	25
Amortization of net loss	541	633	31	27

Net periodic benefit cost	$2,433	$2,196	$150	$138

5.	Earnings Per Share

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

	Second Quarter Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
	(in thousands, except per-share amounts)
Basic earnings per share
Numerator:
Net income	$52,259	$39,856	$101,848	$81,994

Denominator:
Weighted-average number of shares of common stock outstanding	13,852	14,796	13,871	14,957

Basic earnings per share	$3.77	$2.69	$7.34	$5.48

Diluted earnings per share
Numerator:
Net income	$52,259	$39,856	$101,848	$81,994

Denominator:
Weighted-average number of shares of common stock outstanding	13,852	14,796	13,871	14,957
Shares issuable upon exercise of stock options	4	32	10	34

Total shares	13,856	14,828	13,881	14,991

Diluted earnings per share	$3.77	$2.69	$7.34	$5.47

6.	Intangibles (net of amortization) and goodwill

The following table provides certain information related to our intangible assets. All of the intangibles relate to the petroleum additives segment.

	Identifiable Intangibles
	June 30 2011		December 31 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Amortizing intangible assets
Formulas and technology	$91,648	$66,623	$91,487	$64,013
Contracts	16,380	10,930	16,380	9,650
Customer base	7,064	1,550	7,040	1,276
Trademarks and trade name	1,624	202	1,600	133
Goodwill	5,212		5,091

	$121,928	$79,305	$121,598	$75,072

Amortization expense was (in millions):

• Second quarter ended June 30, 2011	$2.1

• Six months ended June 30, 2011	$4.2

• Second quarter ended June 30, 2010	$2.2

• Six months ended June 30, 2010	$4.4

Currently, estimated amortization expense for the remainder of 2011, as well as annual amortization expense related to our intangible assets for the next five years is expected to be (in millions):

• 2011	$4.4

• 2012	$7.4

• 2013	$7.1

• 2014	$6.2

• 2015	$5.8

• 2016	$1.9

Generally, we amortize the cost of the customer base intangible by an accelerated method and the cost of the remaining intangible assets by the straight-line method over their estimated economic lives. We generally amortize contracts over 1.5 to 10 years and formulas and technology over 5 to 20 years. Trademarks and the trade name are amortized over 10 years.

7.	Long-term Debt

Long-term debt consisted of:

	June 30 2011	December 31 2010
	(in thousands)
Senior notes - 7.125% due 2016	$150,000	$150,000
Foundry Park I mortgage loan - due 2015	64,935	66,275
Revolving credit facility	48,000	4,000
Line of credit	2,274	1,494
Capital lease obligations	0	144

	265,209	221,913
Current maturities of long-term debt	(5,109)	(4,369)

	$260,100	$217,544

We had outstanding borrowings under our revolving credit facility of $48.0 million at June 30, 2011 at an average interest rate of 3.04%. We had outstanding letters of credit of $6.4 million at June 30, 2011, resulting in the unused portion of the revolving credit facility amounting to $245.6 million. At December 31, 2010, we had outstanding letters of credit of $5.1 million and borrowings of $4.0 million, resulting in the unused portion of the revolving credit facility amounting to $290.9 million. The combined average interest rate for borrowings in 2010 under our existing revolving credit facilities during 2010 was 4.53%.

We were in compliance with all covenants under our debt agreements at June 30, 2011 and December 31, 2010.

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

While it is not possible to predict or determine with certainty the outcome of any legal proceeding, we believe the outcome of any of these proceedings, or all of them combined, will not result in a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

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

At a former TEL plant site located in Louisiana, we have completed significant environmental remediation, although we will be monitoring and treating the site for an extended period. The accrual for this site was $6.5 million at June 30, 2011 and $6.8 million at December 31, 2010. We based these amounts on the best estimate of future costs discounted at approximately 3% in both 2011 and 2010. An inflation factor is included in the estimate. The undiscounted liability was $8.3 million at June 30, 2011 and $8.7 million at December 31, 2010. The expected payments over the next five years amount to approximately $400 thousand in 2011, $700 thousand in 2012, and $600 thousand for each of the years 2013 through 2015. Expected payments thereafter amount to approximately $5.4 million.

At a plant site in Houston, Texas, we have accruals of $7.4 million at June 30, 2011 and $7.6 million at December 31, 2010 for environmental remediation, dismantling, and decontamination. Included in these amounts are $7.1 million at June 30, 2011 and $7.3 million at December 31, 2010 for remediation. Of the total remediation, $6.7 million at June 30, 2011 and $6.9 million at December 31, 2010 relates to remediation of groundwater and soil. The accruals for this site are discounted at approximately 3% at both June 30, 2011 and December 31, 2010 and include an inflation factor. The undiscounted accrual for this site was $10.7 million at June 30, 2011 and $10.8 million at December 31, 2010. The expected payments over the next five years are approximately $200 thousand in 2011, $500 thousand in 2012, $700 thousand in 2013, $1.6 million in 2014, and $200 thousand in 2015. Expected payments thereafter amount to approximately $7.5 million.

At a Superfund site in Louisiana, we have an accrual of $3.3 million at both June 30, 2011 and December 31, 2010 for environmental remediation. The accrual for this site was discounted at approximately 3% at both June 30, 2011 and December 31, 2010 and included an inflation factor. The undiscounted accrual for this site was $4.2 million at both June 30, 2011 and December 31, 2010. The expected payments over the next five years amount to approximately $300 thousand in 2012, $400 thousand in 2013, and $300 thousand each for years 2014 and 2015. Expected payments thereafter amount to approximately $2.9 million.

The remaining environmental liabilities are not discounted.

We accrue for environmental remediation and monitoring activities for which costs can be reasonably estimated and are probable. These estimates are based on an assessment of the site, available clean-up methods, and prior experience in handling remediation. While we believe we are currently fully accrued for known environmental issues, it is possible that unexpected future costs could have a significant impact on our financial position, results of operations, and cash flows.

Our total accruals for environmental remediation were approximately $22.2 million at June 30, 2011 and $22.5 million at December 31, 2010. In addition to the accruals for environmental remediation, we also have accruals for dismantling and decommissioning costs of $500 thousand at both June 30, 2011 and December 31, 2010.

Letters of Credit and Guarantees

We have outstanding guarantees with several financial institutions in the amount of $46.8 million at June 30, 2011. The guarantees are secured by letters of credit, as well as cash collateral. A portion of the guarantees is unsecured. The outstanding letters of credit amounted to $6.4 million at June 30, 2011, all of which were issued under the letter of credit sub-facility of our revolving credit facility. The letters of credit primarily relate to insurance and performance guarantees. The remaining amounts represent additional performance, lease, custom and excise tax guarantees, as well as a cash deposit of $25.6 million related to the Goldman Sachs Bank USA (Goldman Sachs) interest rate swap. The cash deposit is recorded in “Other assets and deferred charges” on the Consolidated Balance Sheets. Expiration dates of the letters of credit and certain guarantees range from 2011 to 2014. Some of the guarantees have no expiration date. We renew letters of credit as necessary.

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

The mortgage loan interest rate swap involves the receipt of variable-rate amounts based on LIBOR in exchange for fixed-rate payments over the life of the agreement without exchange of the underlying notional amount. The fixed-rate payments are at a rate of 2.642% for the mortgage loan interest rate swap. The notional amount of the mortgage loan interest rate swap was $68.4 million at origination and approximately $64.9 million at June 30, 2011. The notional amount of the mortgage loan interest rate swap amortizes to approximately $53.7 million over the term of the swap. The amortizing notional amount is necessary to maintain the swap notional at an amount that matches the declining mortgage loan principal balance over the loan term. The mortgage loan interest swap matures on January 29, 2015.

The unrealized loss, net of tax, related to the fair value of the mortgage loan interest rate swap is recorded in accumulated other comprehensive loss in shareholders’ equity on the Consolidated Balance Sheets, and amounted to approximately $1.8 million at June 30, 2011 and $1.5 million at December 31, 2010. Also recorded as a component of accumulated other comprehensive loss in shareholders’ equity on the Consolidated Balance Sheets is the accumulated losses related to the construction loan interest rate swap of approximately $2.6 million, net of tax, at both June 30, 2011 and December 31, 2010. The amount remaining in accumulated other comprehensive loss related to the construction loan interest rate swap is being recognized in the Consolidated Statements of Income over the depreciable life of the office building. Approximately $1 million, net of tax, currently recognized in accumulated other comprehensive loss related to both the construction loan interest rate swap and the mortgage loan interest rate swap is expected to be reclassified into earnings over the next twelve months.

Non-designated Hedges

On June 25, 2009, we entered into an interest rate swap with Goldman Sachs in the notional amount of $97 million and with a maturity date of January 19, 2022 (Goldman Sachs interest rate swap). NewMarket entered into the Goldman Sachs interest rate swap in connection with the termination of a loan application and related rate lock agreement between Foundry Park I and Principal Commercial Funding II, LLC (Principal). When the rate lock agreement was originally executed in 2007, Principal simultaneously entered into an interest rate swap with a third party to hedge Principal’s exposure to fluctuation in the ten-year Treasuries rate. Upon the termination on June 25, 2009 of the rate lock agreement, Goldman Sachs both assumed Principal’s position with the third party and entered into an offsetting interest rate swap with NewMarket. Under the terms of this interest rate swap, NewMarket will make fixed rate payments at 5.3075% and Goldman Sachs will make variable rate payments based on three-month LIBOR. We have collateralized this exposure through cash deposits posted with Goldman Sachs amounting to $25.6 million at June 30, 2011. This transaction effectively preserves the impact of the original rate lock agreement for the possible application to a future loan of a similar structure.

We do not use hedge accounting for the Goldman Sachs interest rate swap, and therefore, immediately recognize any change in the fair value of this derivative financial instrument in earnings.

*****

The table below presents the fair value of our derivative financial instruments, as well as their classification on the Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010.

Fair Value of Derivative Instruments

(in thousands)

	Asset Derivatives				Liability Derivatives
	June 30, 2011		December 31, 2010		June 30, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives Designated as Hedging Instruments
Mortgage loan interest rate swap		$0		$0	Accrued expenses and Other noncurrent liabilities	$3,032	Accrued expenses and Other noncurrent liabilities	$2,656

Derivatives Not Designated as Hedging Instruments
Goldman Sachs interest rate swap		$0		$0	Accrued expenses and Other noncurrent liabilities	$20,202	Accrued expenses and Other noncurrent liabilities	$19,456

The total fair value reflected in the table above includes amounts recorded in accrued expenses of approximately $133 thousand at June 30, 2011 and $136 thousand at December 31, 2010 for the mortgage loan interest rate swap and approximately $2.3 million at June 30, 2011 and $2.2 million at December 31, 2010 for the Goldman Sachs interest rate swap.

The tables below present the effect of our derivative financial instruments on the Consolidated Statements of Income.

Effect of Derivative Instruments on the Consolidated Statements of Income

Designated Cash Flow Hedges

(in thousands)

Derivatives in Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Second Quarter Ended June 30			Second Quarter Ended June 30			Second Quarter Ended June 30
	2011	2010		2011	2010		2011	2010
Mortgage loan interest rate swap	$(1,350)	$(2,324)	Interest and financing expenses	$(400)	$(402)		$0	$0

Construction loan interest rate swap	$0	$0	Cost of rental	$(21)	$(21)		$0	$0

	Six Months Ended June 30			Six Months Ended June 30			Six Months Ended June 30
	2011	2010		2011	2010		2011	2010
Mortgage loan interest rate swap	$(1,172)	$(3,237)	Interest and financing expenses	$(792)	$(686)		$0	$0

Construction loan interest rate swap	$0	$0	Cost of rental	$(42)	$(42)		$0	$0

Effect of Derivative Instruments on the Consolidated Statements of Income

Not Designated Derivatives

(in thousands)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		Second Quarter Ended June 30		Six Months Ended June 30
		2011	2010	2011	2010

Goldman Sachs interest rate swap	Other expense, net	$(4,042)	$(9,705)	$(3,176)	$(12,062)

Credit-risk-related Contingent Features

We have agreements with both of our current derivative counterparties that contain a provision where we could be declared in default on our derivative obligations if repayment of indebtedness is accelerated by our lender(s) due to our default on the indebtedness.

As of June 30, 2011, the fair value of derivatives in a net liability position related to these agreements, which includes accrued interest but excludes any adjustment for nonperformance risk, was $22.7 million. We have minimum collateral posting thresholds with one of our derivative counterparties and have posted cash collateral of $25.6 million as of June 30, 2011. If required, we could have settled our obligations under the agreements at their termination value of $22.7 million at June 30, 2011.

10.	Comprehensive Income and Accumulated Other Comprehensive Loss

The components of comprehensive income consist of the following:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
		(in thousands)
Net income	$52,259	$39,856	$101,848	$81,994

Other comprehensive income, net of tax
Pension plans and other postretirement benefits adjustments	1,128	1,138	2,250	2,295
Tax (expense)	(399)	(394)	(796)	(793)

	729	744	1,454	1,502

Unrealized gain (loss) on derivative instruments	(929)	(1,900)	(337)	(2,508)
Tax benefit	361	739	131	976

	(568)	(1,161)	(206)	(1,532)

Foreign currency translation adjustments	1,337	(6,402)	11,096	(14,320)
Tax (expense) benefit	(571)	1,577	(1,668)	2,415

	766	(4,825)	9,428	(11,905)

Other comprehensive income (loss)	927	(5,242)	10,676	(11,935)

Comprehensive income	$53,186	$34,614	$112,524	$70,059

The components of accumulated other comprehensive loss consist of the following:

	June 30	December 31
	2011	2010
	(in thousands)

Pension plans and other postretirement benefit adjustments	$(50,108)	$(51,562)
Accumulated loss on derivative instruments	(4,357)	(4,151)
Foreign currency translation adjustments	(8,679)	(18,107)

Accumulated other comprehensive loss	$(63,144)	$(73,820)

11.	Fair Value Measurements

The following table provides information on assets and liabilities measured at fair value on a recurring basis. No events occurred during the six months ended June 30, 2011, requiring adjustment to the recognized balances of assets or liabilities, which are recorded at fair value on a nonrecurring basis.

	Carrying
	Amount in
	Consolidated		Fair Value Measurements Using
	Balance Sheets	Fair Value	Level 1	Level 2	Level 3
	June 30, 2011
	(in thousands)
Cash and cash equivalents	$60,888	$60,888	$60,888	$0	$0
Interest rate swaps liability	$23,234	$23,234	$0	$23,234	$0

	December 31, 2010
	(in thousands)
Cash and cash equivalents	$49,192	$49,192	$49,192	$0	$0
Short-term investments	$300	$300	$300	$0	$0
Interest rate swaps liability	$22,112	$22,112	$0	$22,112	$0

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustment associated with the derivatives utilizes Level 3 inputs. These Level 3 inputs include estimates of current credit spreads to evaluate the likelihood of default by both us and the counterparties to the derivatives. As of June 30, 2011, we have assessed the significance of the impact of the credit valuation adjustment on the overall valuation of our derivatives and have determined that the credit valuation adjustment is not significant to the overall valuation of the derivatives. Accordingly, we have determined that our derivative valuations should be classified in Level 2 of the fair value hierarchy.

We record the value of our long-term debt at historical cost. The estimated fair value of our long-term debt is shown in the table below and is based primarily on estimated current rates available to us for debt of the same remaining duration and adjusted for nonperformance risk and credit risk. The fair value is categorized as Level 2.

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current maturities	$(265,209)	$(276,121)	$(221,913)	$(230,393)

12.	Consolidating Financial Information

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

The following sets forth the Consolidating Statements of Income for the second quarter and six months ended June 30, 2011 and June 30, 2010; Consolidating Balance Sheets as of June 30, 2011 and December 31, 2010; and Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2011 and June 30, 2010 for the Parent Company, the Guarantor Subsidiaries, and Non-Guarantor Subsidiaries. The financial information is based on our understanding of the SEC’s interpretation and application of Rule 3-10 of the SEC Regulation S-X.

The financial information may not necessarily be indicative of their results of operations or financial positions had the Guarantor Subsidiaries or Non-Guarantor Subsidiaries operated as independent entities. The Parent Company accounts for investments in these subsidiaries using the equity method.

NewMarket Corporation and Subsidiaries

Consolidating Statements of Income

Second Quarter Ended June 30, 2011

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated

Revenue:
Net sales - product	$0	$224,969	$350,696	$0	$575,665
Rental revenue	0	2,858	0	0	2,858

	0	227,827	350,696	0	578,523

Costs:
Cost of goods sold - product	0	120,299	309,360	0	429,659
Cost of rental	0	1,068	0	0	1,068

	0	121,367	309,360	0	430,727

Gross profit	0	106,460	41,336	0	147,796

Selling, general, and administrative expenses	1,145	27,946	8,228	0	37,319
Research, development, and testing expenses	0	18,939	6,440	0	25,379

Operating (loss) profit	(1,145)	59,575	26,668	0	85,098

Interest and financing expenses	3,640	308	745	0	4,693
Other (expense) income, net	(4,031)	(2)	46	0	(3,987)

(Loss) income before income tax (benefit) expense and equity income of subsidiaries	(8,816)	59,265	25,969	0	76,418
Income tax (benefit) expense	(3,573)	22,459	5,273	0	24,159
Equity income of subsidiaries	57,502	0	0	(57,502)	0

Net income	$52,259	$36,806	$20,696	$(57,502)	$52,259

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

NewMarket Corporation and Subsidiaries

Consolidating Statements of Income

Six Months Ended June 30, 2011

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated

Revenue:
Net sales - product	$0	$417,920	$662,970	$0	$1,080,890
Rental revenue	0	5,716	0	0	5,716

	0	423,636	662,970	0	1,086,606

Costs:
Cost of goods sold - product	0	249,472	546,238	0	795,710
Cost of rental	0	2,136	0	0	2,136

	0	251,608	546,238	0	797,846

Gross profit	0	172,028	116,732	0	288,760

Selling, general, and administrative expenses	2,316	54,768	18,659	0	75,743
Research, development, and testing expenses	0	37,867	11,973	0	49,840

Operating (loss) profit	(2,316)	79,393	86,100	0	163,177

Interest and financing expenses	7,187	594	1,557	0	9,338
Other (expense) income, net	(4,140)	(29)	115	0	(4,054)

(Loss) income before income tax (benefit) expense and equity income of subsidiaries	(13,643)	78,770	84,658	0	149,785
Income tax (benefit) expense	(5,685)	32,616	21,006	0	47,937
Equity income of subsidiaries	109,806	0	0	(109,806)	0

Net income	$101,848	$46,154	$63,652	$(109,806)	$101,848

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

NewMarket Corporation and Subsidiaries

Consolidating Balance Sheets

June 30, 2011

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated

ASSETS

Cash and cash equivalents	$17	$12,288	$48,583	$0	$60,888
Trade and other accounts receivable, net	0	109,657	211,790	(7,629)	313,818
Amounts due from affiliated companies	391,070	601,158	16,819	(1,009,047)	0
Inventories	0	114,036	213,808	0	327,844
Deferred income taxes	2,806	2,100	773	0	5,679
Prepaid expenses and other current assets	327	4,208	16,534	0	21,069

Total current assets	394,220	843,447	508,307	(1,016,676)	729,298

Amounts due from affiliated companies	0	64,492	0	(64,492)	0

Property, plant and equipment, at cost	0	798,734	232,802	0	1,031,536
Less accumulated depreciation and amortization	0	546,191	130,643	0	676,834

Net property, plant and equipment	0	252,543	102,159	0	354,702

Investment in consolidated subsidiaries	884,217	0	0	(884,217)	0
Prepaid pension cost	0	2,694	9,884	0	12,578
Deferred income taxes	31,009	0	0	(13,821)	17,188
Other assets and deferred charges	32,096	17,490	2,651	0	52,237
Intangibles (net of amortization) and goodwill	0	32,758	9,865	0	42,623

Total assets	$1,341,542	$1,213,424	$632,866	$(1,979,206)	$1,208,626

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable	$5,774	$78,380	$48,777	$(5,768)	$127,163
Accrued expenses	8,497	35,489	20,689	0	64,675
Dividends payable	7,108	0	0	0	7,108
Book overdraft	0	9,821	0	0	9,821
Amounts due to affiliated companies	476,303	436,742	96,002	(1,009,047)	0
Long-term debt, current portion	0	2,835	2,274	0	5,109
Income taxes payable	0	0	31,307	(1,861)	29,446

Total current liabilities	497,682	563,267	199,049	(1,016,676)	243,322

Long-term debt	198,000	62,100	0	0	260,100
Amounts due to affiliated companies	0	0	64,492	(64,492)	0
Other noncurrent liabilities	83,172	39,062	20,282	0	142,516
Deferred income taxes payable	0	9,563	4,258	(13,821)	0

Total liabilities	778,854	673,992	288,081	(1,094,989)	645,938

Shareholders’ equity:
Common stock and paid-in capital	0	385,870	73,734	(459,604)	0
Accumulated other comprehensive loss	(63,144)	(12,549)	(27,417)	39,966	(63,144)
Retained earnings	625,832	166,111	298,468	(464,579)	625,832

Total shareholders’ equity	562,688	539,432	344,785	(884,217)	562,688

Total liabilities and shareholders’ equity	$1,341,542	$1,213,424	$632,866	$(1,979,206)	$1,208,626

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

NewMarket Corporation and Subsidiaries

Condensed Consolidating Statements of Cash Flows

Six Months Ended June 30, 2011

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated

Cash provided from (used in) operating activities	$5,069	$(19,009)	$52,355	$0	$38,415

Cash flows from investing activities:
Capital expenditures	0	(11,916)	(22,874)	0	(34,790)
Deposits for interest rate swap	(20,274)	0	0	0	(20,274)
Return of deposits for interest rate swap	17,890	0	0	0	17,890
Payments on settlement of interest rate swap	(2,574)	0	0	0	(2,574)
Receipts from settlement of interest rate swap	145	0	0	0	145
Proceeds from sale of short-term investment	300	0	0	0	300
Increase in intercompany loans	(3,616)	(5,005)	0	8,621	0
Cash dividends from subsidiaries	0	28,277	0	(28,277)	0

Cash provided from (used in) investing activities	(8,129)	11,356	(22,874)	(19,656)	(39,303)

Cash flows from financing activities:
Net borrowings under revolving credit agreement	44,000	0	0	0	44,000
Repayment of Foundry Park I mortgage loan	0	(1,340)	0	0	(1,340)
Borrowing under (repayment of) line of credit	0	0	780	0	780
Repurchases of common stock	(31,512)	0	0	0	(31,512)
Dividends paid	(7,301)	0	(28,277)	28,277	(7,301)
Change in book overdraft, net	0	8,758	0	0	8,758
Debt issuance costs	(3,233)	0	0	0	(3,233)
Proceeds from exercise of stock options	70	0	0	0	70
Excess tax benefits from stock-based payment arrangements	1,036	0	0	0	1,036
Payments on capital lease	0	(144)	0	0	(144)
Financing from affiliated companies	0	3,616	5,005	(8,621)	0

Cash provided from (used in) financing activities	3,060	10,890	(22,492)	19,656	11,114

Effect of foreign exchange on cash and cash equivalents	0	1,334	136	0	1,470

Increase (decrease) in cash and cash equivalents	0	4,571	7,125	0	11,696
Cash and cash equivalents at beginning of year	17	7,717	41,458	0	49,192

Cash and cash equivalents at end of period	$17	$12,288	$48,583	$0	$60,888

NewMarket Corporation and Subsidiaries

Condensed Consolidating Statements of Cash Flows

Six Months Ended June 30, 2010

(in thousands)

		Guarantor	Non-Guarantor	Total Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Cash (used in) provided from operating activities	$(90,718)	$170,444	$(6,563)	$0	$73,163

Cash flows from investing activities:
Capital expenditures	0	(10,972)	(7,064)	0	(18,036)
Deposits for interest rate swap	(18,890)	0	0	0	(18,890)
Return of deposits for interest rate swap	7,420	0	0	0	7,420
Acquisition of business (net of cash acquired of $1.8 million in 2010)	0	0	(41,970)	0	(41,970)
Increase in intercompany loans	0	(45,454)	0	45,454	0
Cash dividends from subsidiaries	134,433	0	0	(134,433)	0

Cash provided from (used in) investing activities	122,963	(56,426)	(49,034)	(88,979)	(71,476)

Cash flows from financing activities:
Net borrowings under revolving credit agreement	18,000	0	0	0	18,000
Repayment of Foundry Park I mortgage loan	0	(834)	0	0	(834)
Repayment of Foundry Park I construction loan	0	(99,102)	0	0	(99,102)
Borrowing under Foundry Park mortgage loan	0	68,400	0	0	68,400
Repurchase of common stock	(79,220)	0	0	0	(79,220)
Dividends paid	(11,037)	(134,433)	0	134,433	(11,037)
Change in book overdraft, net	0	1,565	0	0	1,565
Debt issuance costs	0	(1,524)	0	0	(1,524)
Payment for financed intangible asset	0	(500)	0	0	(500)
Proceeds from exercise of stock options	21	0	0	0	21
Payments on capital lease	0	(411)	0	0	(411)
Financing from affiliated companies	0	0	43,800	(43,800)	0
Repayment of intercompany note payable	0	0	1,654	(1,654)	0

Cash (used in) provided from financing activities	(72,236)	(166,839)	45,454	88,979	(104,642)

Effect of foreign exchange on cash and cash equivalents	0	(1,396)	(874)	0	(2,270)

Increase (decrease) in cash and cash equivalents	(39,991)	(54,217)	(11,017)	0	(105,225)
Cash and cash equivalents at beginning of year	40,008	62,203	49,620	0	151,831

Cash and cash equivalents at end of period	$17	$7,986	$38,603	$0	$46,606

13.	Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04). ASU 2011-04 results in common fair value measurement, as well as disclosure requirements, in U.S. GAAP and IFRS. The amendments clarify guidance on measuring fair value, but do not require any additional fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. Early application is not permitted. We do not expect ASU 2011-04 will have a significant impact on our financial statements.

In June 2011, FASB issued Accounting Standards Update 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income” (ASU 2011-05). ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous consolidated statement of comprehensive income or in two separate but consecutive consolidated statement of income and consolidated statement of comprehensive income. The option to present comprehensive income as part of the consolidated statement of stockholders’ equity has been eliminated. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011 and will be applied retrospectively. We are currently evaluating ASU 2011-05 and will modify our financial statements beginning with our March 31, 2012 Quarterly Report on Form 10-Q to adopt the requirements.

14.	Subsequent Events

On July 18, 2011, our Board of Directors declared a quarterly dividend in the amount of 60 cents per share on our common stock. The dividend is payable October 1, 2011 to shareholders of record at the close of business on September 15, 2011.

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

Overview

Operations during the first six months 2011 continued to generate strong results with increased net sales, operating profit, and product shipments in our petroleum additives segment over six months 2010. During six months 2011, we repurchased 217,073 shares of our common stock for $28.2 million. Also, our working capital position improved during six months 2011 and we ended June 2011 with $48 million drawn on the $300 million revolving credit facility.

Results of Operations

Revenue

Our consolidated revenue for the second quarter 2011 amounted to $578.5 million, representing an increase of approximately 23% from the 2010 second quarter level of $469.8 million. Similarly, six months consolidated revenue increased 26% from $865.0 million for 2010 to $1.1 billion for 2011. The table below shows our revenue by segment.

Consolidated Revenue by Segment

(in millions)

	Second Quarter Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010

Petroleum additives	$572.8	$464.9	$1,075.5	$854.3
Real estate development	2.8	2.9	5.7	5.7
All other	2.9	2.0	5.4	5.0

Consolidated revenue	$578.5	$469.8	$1,086.6	$865.0

Petroleum Additives Segment

Petroleum additives net sales for the second quarter 2011 of $572.8 million increased $107.9 million, or approximately 23%, from $464.9 million for the second quarter 2010. The increase in sales reflects higher total product shipments of 11%. The increase in shipments was across all product lines, but primarily in the lubricant additives product line. Selling prices, as well as the impact from foreign currency, were also favorable when comparing the two second quarter periods. When comparing the two periods, the U.S. Dollar weakened against the major currencies in which we conduct business, including the Euro and Pound Sterling, resulting in a favorable foreign currency impact on revenue from sales.

Six months 2011 petroleum additive net sales of $1.1 billion were approximately 26% higher than six months 2010. The increase between the two six months periods reflects a 14% increase in product shipments. The increase in shipments included the benefit of Polartech shipments for the full six months 2011 and was predominantly in the lubricant additives product line. Increased selling prices and a favorable foreign currency impact also contributed to the higher petroleum additives net sales when comparing the six months periods between the two years.

The table below details the approximate components, in millions, of the increase between the second quarter and six months of the 2011 and 2010 periods.

	Second Quarter	Six Months
	(in millions)
Period ended June 30, 2010	$464.9	$854.3
Increase in shipments, including changes in product mix	47.3	132.8
Increase in selling prices, including changes in customer mix	47.5	75.2
Increase due to foreign currency	13.1	13.2

Period ended June 30, 2011	$572.8	$1,075.5

Real Estate Development Segment

The revenue reflected in the table above for both second quarter and six months 2011 and 2010 for the real estate development segment represents the rental of an office building, which was constructed by Foundry Park I.

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

The table below reports segment operating profit for the second quarter and six months ended June 30, 2011 and June 30, 2010.

Segment Operating Profit

(in millions)

	Second Quarter Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010

Petroleum additives	$85.6	$76.6	$166.2	$147.0

Real estate development	$1.8	$1.8	$3.6	$3.5

All other	$1.0	$1.0	$1.3	$2.0

Petroleum Additives Segment

The petroleum additives operating profit increased $9.0 million when comparing second quarter 2011 to second quarter 2010 and $19.2 million when comparing six months 2011 to six months 2010. When compared to 2010 operating profit levels, both the second quarter 2011 and the six months 2011 results are higher across the lubricant additives product line, but lower across the fuel additives product line.

Substantially increased product shipments, as well as higher selling prices and the benefit of a favorable foreign currency impact, as discussed in the Revenue section above, were significant favorable factors in operating profit for both the second quarter and six months 2011 as compared to the same 2010 periods. The inclusion of the Polartech acquisition for the full six months in 2011 also contributed to the improved operating results. Partially offsetting these favorable factors on operating profit, were unfavorable effects from increased raw material costs, as well as planned additional spending in selling, general, and administrative expenses (SG&A) and research, development, and testing expenses (R&D). In response to the rising raw material costs, we have been implementing selling price increases.

Our SG&A, together with R&D, were approximately $6.5 million, or 12.5%, higher for the second quarter 2011 as compared to second quarter 2010 and approximately $17.3 million, or 17.6%, higher for six months 2011 as compared to six months 2010. In 2011, SG&A increased approximately $3.2 million, or 10.6%, for the second quarter and $10.6 million, or 19.2%, for six months over 2010 levels. The increase for both the second quarter and six months 2011 over the same 2010 periods primarily reflects higher personnel-related costs and professional fees. The increase for six months 2011 over six months 2010 also included the result of certain growth-related costs, largely reflecting the inclusion of the Polartech operations for the full six months in 2011. R&D increased approximately $3.3 million, or 15.0%, for second quarter 2011 and $6.7 million, or 15.5%, for six months 2011 when compared to the same 2010 periods. We continue to invest in SG&A and R&D to support our customers’ programs and to develop the technology required to remain a leader in this industry.

The following discussion references the Consolidated Financial Statements beginning on page 3 of this Quarterly Report on Form 10-Q.

Interest and Financing Expenses

Interest and financing expenses were $4.7 million for second quarter 2011 and $4.3 million for second quarter 2010. Six months 2011 amounted to $9.3 million, while six months 2010 was $8.3 million.

The increase in interest and financing expenses between both the second quarter 2011 and six months 2011 as compared to the same periods for 2010 was primarily related to higher average outstanding debt on the revolving credit facility during 2011, partially offset by a lower average interest rate as compared to the 2010 periods.

Other Expense, Net

Other expense, net for second quarter 2011 was $4.0 million, while second quarter 2010 was $9.2 million. The amount for six months 2011 was $4.1 million, while six months 2010 was $11.5 million. The six months 2011 includes $1.0 million expense related to the consent we obtained in January 2011 from the holders of the senior notes to modify the formula for calculating the capacity under the senior notes to make certain restricted payments. The remaining amounts for all periods in both 2011 and 2010 primarily reflect the loss on a derivative instrument representing an interest rate swap recorded at fair value through profit and loss. See Note 9 for additional information on the interest rate swap.

Income Tax Expense

Income tax expense was $24.2 million for second quarter 2011 and $20.6 million for second quarter 2010. The effective tax rate was 31.6% for second quarter 2011, while second quarter 2010 was 34.0%. The increase in income before income tax expense resulted in an increase of $5.4 million in income taxes, while the lower effective tax rate in 2011 as compared to 2010 resulted in a decrease of $1.8 million in income tax expense when comparing the two second quarter periods.

Income tax expense was $47.9 million for six months 2011 and $40.9 million for six months 2010. The effective tax rate was 32.0% for six months 2011 and 33.3% for six months 2010. The increase in income before income tax expense resulted in an increase of $8.9 million in income taxes, while the lower effective tax rate in 2011 as compared to 2010 resulted in a decrease of approximately $1.9 million in income taxes when comparing the six months 2011 and 2010 periods.

The primary reason for the lower effective tax rate in the second quarter and six months 2011 periods is due to the inclusion of the R&D credit in the current year, which was not available for the 2010 periods. Also, both current year periods include tax benefits due to foreign exchange fluctuations on previously taxed income, while both periods in 2010 included non-deductible expenses related to the Polartech acquisition.

Cash Flows, Financial Condition, and Liquidity

Cash and cash equivalents at June 30, 2011 were $60.9 million, which was an increase of $11.7 million since December 31, 2010 and included a $1.5 million favorable impact from foreign currency translation.

We expect that cash from operations, together with borrowings available under our revolving credit facility, will continue to be sufficient to cover our operating expenses for the foreseeable future.

Cash Flows – Operating Activities

Cash flows provided from operating activities for the six months 2011 were $38.4 million and included a decrease of $84.7 million due to higher working capital levels, including higher accounts receivable and inventories, as well as lower accrued expenses partially offset by higher accounts payable and income taxes payable. The increase in accounts receivable is primarily due to higher sales levels when comparing the 2011 period with the fourth quarter 2010. The increase in inventories reflects increased quantities at certain locations to respond to demand for our products, as well as higher priced inventory at certain locations. The reduction in accrued expenses primarily reflects payments made during 2011 related to stock repurchased at the end of 2010 and customer rebates. The fluctuation in accounts payable is from normal differences in timing of payments and higher raw material costs, while the increase in income taxes payable reflects taxes due on earnings, which will be paid during 2011.

Including cash and the current portion of long-term debt, we had working capital of $486.0 million at June 30, 2011 and $396.4 million at December 31, 2010. The current ratio was 3.00 to 1 at June 30, 2011 and 2.92 to 1 at December 31, 2010.

Cash Flows – Investing Activities

Cash used in investing activities was $39.3 million during six months 2011 and included $34.8 million for capital expenditures. Also included in investing activities was a net deposit of $2.4 million and a net settlement payment of $2.4 million related to the Goldman Sachs interest rate swap. Further information on the interest rate swap is discussed in Note 9. We estimate our total capital spending during 2011 will be approximately $55 million to $60 million. We expect to continue to finance capital spending through cash on hand and cash provided from operations, together with borrowing available under our $300 million revolving credit facility.

Cash Flows – Financing Activities

Cash provided from financing activities during six months 2011 amounted to $11.1 million. We borrowed an additional $44.0 million under our revolving credit facility during the six months 2011 and incurred $3.2 million of debt issuance costs related to the consents we obtained from the senior note holders related to the change in the formula for calculating the capacity to make restricted payments under the senior notes. In addition, we paid $31.5 million for the repurchase of common stock. We also paid $7.3 million to fund dividends during six months 2011, with the remaining amount for the July 1 dividend being funded on July 1, 2011.

We had total long-term debt, including the current portion, of $265.2 million at June 30, 2011, representing an increase of approximately $43.3 million in our total debt since December 31, 2010. The increase resulted from borrowing an additional $44.0 million under the revolving credit facility, as well as $800 thousand under a foreign short-term line of credit. These borrowings were partially offset by principal payments of approximately $1.4 million on the mortgage loan, as well as $100 thousand on capital leases.

At June 30, 2011, in addition to the revolving credit facility and the Foundry Park I mortgage loan, which are discussed below, we had outstanding senior notes in the aggregate principal amount of $150 million that bear interest at a fixed rate of 7.125% and are due in 2016. One of our subsidiaries in India also has a short-term line of credit of 110 million Rupees for working capital purposes with an outstanding balance of $2.3 million at June 30, 2011.

At June 30, 2011, we also had a $300 million multicurrency revolving credit facility, with a $100 million sublimit for multicurrency borrowings and a $100 million sublimit for letters of credit. The agreement includes an expansion feature, which allows us, subject to certain conditions, to request to increase the aggregate amount of the revolving credit facility or obtain incremental term loans in an amount up to $150 million. Borrowings bear interest at variable rates. The facility matures on November 12, 2015. At June 30, 2011, we had $48.0 million of outstanding borrowings under the revolving credit facility. We had outstanding letters of credit of $6.4 million at June 30, 2011, resulting in the unused portion of the revolver amounting to $245.6 million.

Both the senior notes and the revolving credit facility contain covenants, representations, and events of default that management considers typical of credit agreements of this nature. We were in compliance with all covenants under both the senior notes and the revolving credit facility as of both June 30, 2011 and December 31, 2010.

The more restrictive and significant of the covenants under the senior notes include a minimum fixed charge ratio of 2.00, as well as a limitation on restricted payments, as defined in the agreement. Our fixed charge coverage ratio was 20.06 at June 30, 2011 and 19.46 at December 31, 2010 under the senior notes. In addition, we would have been permitted to make additional restricted payments in the amount of approximately $159 million at June 30, 2011 and $50 million at December 31, 2010 under the senior notes. The increase in the capacity for restricted payments between December 31, 2010 and June 30, 2011 resulted from the January 2011 consents obtained from the holders of the senior notes allowing for a modification in the formula for calculating permitted restricted payments.

The more restrictive and significant financial covenants under the revolving credit facility include:

•	An interest coverage ratio of no less than 3.00; and

•	A leverage ratio of no more than 3.00.

At June 30, 2011, the interest coverage ratio was 16.55 and the leverage ratio was 0.83, while at December 31, 2010 the interest coverage ratio was 16.50 and the leverage ratio was 0.74.

As a percentage of total capitalization (total debt and shareholders’ equity), our total debt percentage increased from 31.1% at the end of 2010 to 32.0% at June 30, 2011. The change in the percentage was primarily the result of the increase in debt, partially offset by an increase in shareholders’ equity. The increase in shareholders’ equity reflects our earnings, partially offset by the impact of dividend payments and the repurchase of our common stock. Normally, we repay any outstanding long-term debt with cash from operations or refinancing activities.

Foundry Park I Mortgage Loan Agreement and Interest Rate Swap

On January 28, 2010, Foundry Park I entered into a mortgage loan agreement in the amount of $68.4 million. The loan, which is collateralized by the Foundry Park I office building, is for a period of five years, with two thirteen-month extension options. NewMarket Corporation is fully guaranteeing the loan. The mortgage loan bears interest at a variable rate of LIBOR plus a margin of 400 basis points, with a minimum LIBOR of 200 basis points. Concurrently with the closing of the mortgage loan, Foundry Park I obtained an interest rate swap to effectively convert the variable interest rate of the loan to a fixed interest rate by setting LIBOR at 2.642% for five years. The interest rate swap is discussed in Note 9. Principal payments on the loan are being made monthly based on a 15-year amortization schedule, with all remaining amounts due in January 2015, unless we exercise the extension option.

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

Intangibles (Net of Amortization) and Goodwill

We have certain identifiable intangibles, as well as goodwill, amounting to $42.6 million at June 30, 2011. These intangibles relate to our petroleum additives business and, except for the goodwill, are being amortized over periods with up to approximately twenty years of remaining life. We continue to assess the market related to these intangibles, as well as their specific values, and have concluded the values and amortization periods are appropriate. We also evaluate these intangibles for any potential impairment when significant events or circumstances occur that might impair the value of these assets. These evaluations continue to support the value at which these identifiable intangibles are carried on our financial statements. However, if conditions were to substantially deteriorate in this market, it could possibly cause a reduction in the periods of the amortization charge or result in a noncash write-off of a portion of the intangibles’ carrying value. A reduction in the amortization period would have no effect on cash flows. We do not anticipate such a change in the market conditions.

Environmental and Legal Proceedings

We believe our environmental accruals are appropriate for the exposures and regulatory guidelines under which we currently operate. While we currently do not anticipate significant changes to the many factors that could impact our environmental requirements, we continue to keep our accruals consistent with these requirements as they change.

While it is not possible to predict or determine with certainty the outcome of any legal proceeding, it is our opinion, based on our current knowledge, that we will not experience materially adverse effects on our results of operations, financial condition, or cash flows as a result of any pending or threatened proceeding.

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

Outlook

We are very pleased with the performance of our business during the first half of 2011. Our businesses are running well, demand was strong and our employees continue to focus on providing the goods and services our customers expect from NewMarket. The normal business challenges continue to keep our teams busy, but we are confident those challenges will be met and handled successfully. The industry dynamics remained unchanged during the first half of the year, and we see no change in the near term. We have begun to see some signs of a softening of demand. It is too early to know the cause of this, but it is not unusual given such a strong first half of the year and rising costs. We look forward to a successful and profitable 2011.

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

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

While it is not possible to predict or determine with certainty the outcome of any legal proceeding, we believe the outcome of any of these proceedings, or all of them combined, will not result in a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On July 21, 2010, our Board of Directors approved a share repurchase program authorizing management to repurchase up to $200 million of NewMarket Corporation’s outstanding common stock until December 31, 2012, as market conditions warrant and covenants under our existing agreements permit. We may conduct the share repurchases in the open market and in privately negotiated transactions. The repurchase program does not require NewMarket to acquire any specific number of shares and may be terminated or suspended at any time. Approximately $126 million remained available under the 2010 authorization at June 30, 2011. The following table outlines the purchases during the second quarter 2011 under this authorization.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30	0	$0	0	$130,275,036
May 1 to May 31	0	$0	0	$130,275,036
June 1 to June 30	26,500	$154.13	26,500	$126,190,549

Total	26,500	$154.13	26,500	$126,190,549

ITEM 6. Exhibits

Exhibit 3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form 10-K (File No. 1-32190) filed March 14, 2005)

Exhibit 3.2	NewMarket Corporation Bylaws Amended and Restated effective April 23, 2009 (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 1-32190) filed February 23, 2009)

Exhibit 10.1	Summary of Directors’ Compensation

Exhibit 31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald

Exhibit 31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by David A. Fiorenza

Exhibit 32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald

Exhibit 32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David A. Fiorenza

Exhibit 101	XBRL Instance Document and Related Items

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMARKET CORPORATION
(Registrant)

Date: August 4, 2011	By:	/s/ D. A. Fiorenza
David A. Fiorenza
Vice President and Treasurer
(Principal Financial Officer)

Date: August 4, 2011	By:	/s/ Wayne C. Drinkwater
Wayne C. Drinkwater
Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 10.1	Summary of Directors’ Compensation

Exhibit 31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald

Exhibit 31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by David A. Fiorenza

Exhibit 32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald

Exhibit 32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David A. Fiorenza

Exhibit 101	XBRL Instance Document and Related Items