Form 10-Q
period 2011-09-30
NEWMARKET CORP
filed 2011-11-02
CIK 1282637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Number of shares of common stock, without par value, outstanding as of October 31, 2011: 13,404,831.

NEWMARKET CORPORATION

I N D E X

PART I.	FINANCIAL INFORMATION
ITEM 1.	Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per-share amounts)

(Unaudited)

	Third Quarter Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010

Revenue:
Net sales - product	$554,539	$468,919	$1,635,429	$1,328,170
Rental revenue	2,857	2,858	8,573	8,574

	557,396	471,777	1,644,002	1,336,744

Costs:
Cost of goods sold - product	411,133	334,766	1,206,843	944,968
Cost of rental	1,067	1,089	3,203	3,245

	412,200	335,855	1,210,046	948,213

Gross profit	145,196	135,922	433,956	388,531

Selling, general, and administrative expenses	36,075	35,711	111,818	102,478
Research, development, and testing expenses	26,888	22,719	76,728	65,866
Gain on legal settlement, net	38,656	0	38,656	0

Operating profit	120,889	77,492	284,066	220,187

Interest and financing expenses	4,797	4,465	14,135	12,728
Other expense, net	12,825	5,453	16,879	16,974

Income before income tax expense	103,267	67,574	253,052	190,485
Income tax expense	31,906	21,855	79,843	62,772

Net income	$71,361	$45,719	$173,209	$127,713

Basic earnings per share	$5.22	$3.19	$12.54	$8.66

Diluted earnings per share	$5.22	$3.18	$12.54	$8.64

Shares used to compute basic earnings per share	13,680	14,353	13,807	14,756

Shares used to compute diluted earnings per share	13,680	14,383	13,814	14,788

Cash dividends declared per common share	$0.600	$0.375	$1.640	$1.125

See accompanying Notes to Consolidated Financial Statements.

NEWMARKET CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	September 30 2011	December 31 2010
ASSETS
Current assets:
Cash and cash equivalents	$54,462	$49,192
Short-term investments	0	300
Trade and other accounts receivable, less allowance for doubtful accounts ($680 in 2011 and $733 in 2010)	307,702	257,748
Inventories:
Finished goods	254,702	215,764
Raw materials	52,941	50,853
Stores, supplies and other	6,548	6,598

	314,191	273,215

Deferred income taxes	5,237	6,876
Prepaid expenses and other current assets	35,578	15,444

Total current assets	717,170	602,775

Property, plant and equipment, at cost	1,029,559	988,180
Less accumulated depreciation and amortization	677,256	654,204

Net property, plant and equipment	352,303	333,976

Prepaid pension cost	14,410	8,597
Deferred income taxes	17,891	21,974
Other assets and deferred charges	70,769	48,893
Intangibles (net of amortization) and goodwill	40,291	46,526

Total assets	$1,212,834	$1,062,741

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$97,065	$109,250
Accrued expenses	89,143	71,558
Dividends payable	6,903	5,304
Book overdraft	6,182	1,063
Long-term debt, current portion	9,690	4,369
Income taxes payable	29,429	14,843

Total current liabilities	238,412	206,387

Long-term debt	266,358	217,544
Other noncurrent liabilities	151,497	147,170

Commitments and contingencies (Note 8)

Shareholders’ equity:
Common stock (without par value) and paid-in capital; authorized shares - 80,000,000; Outstanding shares - 13,404,831 in 2011 and 14,034,884 in 2010	0	0
Accumulated other comprehensive loss	(68,050)	(73,820)
Retained earnings	624,617	565,460

	556,567	491,640

Total liabilities and shareholders’ equity	$1,212,834	$1,062,741

See accompanying Notes to Consolidated Financial Statements.

NewMarket Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In thousands, except share and per-share amounts)

(Unaudited)

	Common Stock and Paid-in Capital		Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount

Balance at December 31, 2009	15,209,989	$275	$(74,784)	$532,694	$458,185

Comprehensive income:
Net income				177,125	177,125
Changes in (net of tax):
Foreign currency translation adjustments			(6,042)		(6,042)
Pension plans and other postretirement benefit adjustments:
Prior service cost			(523)		(523)
Unrecognized gain			9,006		9,006
Transition obligation			10		10
Derivative net loss			(1,487)		(1,487)

Total comprehensive income					178,089

Cash dividends ($1.565 per share)				(22,608)	(22,608)
Repurchases of common stock	(1,213,158)	(3,104)		(121,751)	(124,855)
Stock options exercised	21,000	91			91
Stock options tax benefit		711			711
Issuance of stock	17,053	2,027			2,027

Balance at December 31, 2010	14,034,884	0	(73,820)	565,460	491,640

Comprehensive income:
Net income				173,209	173,209
Changes in (net of tax):
Foreign currency translation adjustments			4,646		4,646
Pension plans and other postretirement benefit adjustments:
Prior service cost			195		195
Unrecognized gain			1,731		1,731
Transition obligation			31		31
Derivative net loss			(755)		(755)
Unrealized loss on marketable securities			(78)		(78)

Total comprehensive income					178,979

Cash dividends ($1.64 per share)				(22,534)	(22,534)
Repurchases of common stock	(659,373)	(3,237)		(91,518)	(94,755)
Stock options exercised	16,000	70			70
Stock options tax benefit		1,038			1,038
Issuance of stock	13,320	2,129			2,129

Balance at September 30, 2011	13,404,831	$0	$(68,050)	$624,617	$556,567

See accompanying Notes to Consolidated Financial Statements.

NEWMARKET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30
	2011	2010

Cash and cash equivalents at beginning of year	$49,192	$151,831

Cash flows from operating activities:
Net income	173,209	127,713
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	31,149	27,831
Amortization of deferred financing costs	1,195	1,124
Noncash environmental remediation and dismantling	1,395	2,198
Noncash pension benefits expense	9,820	10,235
Noncash postretirement benefits expense	2,087	2,123
Noncash foreign exchange loss (gain)	875	(469)
Deferred income taxes	5,033	(5,893)
Gain on legal settlement, net	(38,656)	0
Unrealized loss on derivative instruments, net	11,217	15,117
Realized loss on derivative instruments, net	4,936	2,439
Working capital changes	(88,411)	(61,212)
Cash pension benefits contributions	(21,988)	(14,188)
Cash postretirement benefits contributions	(1,491)	(1,368)
Net proceeds from legal settlements	25,000	0
Change in book overdraft, net	5,119	427
Excess tax benefits from stock-based payment arrangements	(1,038)	0
Stock award	2,007	0
Other, net	(1,073)	(750)

Cash provided from operating activities	120,385	105,327

Cash flows from investing activities:
Capital expenditures	(42,771)	(25,143)
Deposits for interest rate swap	(37,420)	(34,440)
Return of deposits for interest rate swap	26,380	17,860
Payments on settlement of interest rate swap	(5,148)	(2,574)
Receipts from settlement of interest rate swap	212	135
Proceeds from sale of short-term investment	300	0
Acquisition of business (net of cash acquired of $1.8 million in 2010)	0	(41,300)

Cash used in investing activities	(58,447)	(85,462)

Cash flows from financing activities:
Net borrowings under revolving credit agreement	51,000	20,000
Repayment on Foundry Park I mortgage loan	(2,029)	(1,474)
Net borrowings under lines of credit	5,308	0
Repayment of Foundry Park I construction loan	0	(99,102)
Borrowing under Foundry Park I mortgage loan	0	68,400
Repurchases of common stock	(85,892)	(88,969)
Dividends paid	(22,534)	(16,396)
Debt issuance costs	(3,233)	(1,524)
Payment for financed intangible asset	0	(750)
Proceeds from exercise of stock options	70	21
Excess tax benefits from stock-based payment arrangements	1,038	0
Payments on capital lease	(144)	(621)

Cash used in financing activities	(56,416)	(120,415)

Effect of foreign exchange on cash and cash equivalents	(252)	(998)

Increase (decrease) in cash and cash equivalents	5,270	(101,548)

Cash and cash equivalents at end of period	$54,462	$50,283

See accompanying Notes to Consolidated Financial Statements.

NEWMARKET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Financial Statement Presentation

In the opinion of management, the accompanying consolidated financial statements of NewMarket Corporation and its subsidiaries contain all necessary adjustments for the fair statement of, in all material respects, our consolidated financial position as of September 30, 2011 and December 31, 2010, and the change in our shareholders’ equity for the nine months ended September 30, 2011 and the year ended December 31, 2010, as well as our consolidated results of operations for the third quarter and nine months ended September 30, 2011 and September 30, 2010 and our cash flows for the nine months ended September 30, 2011 and September 30, 2010. All adjustments are of a normal, recurring nature, unless otherwise disclosed. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the NewMarket Corporation Annual Report on Form 10-K for the year ended December 31, 2010 (2010 Annual Report), as filed with the Securities and Exchange Commission (SEC). The results of operations for the nine month period ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011. The December 31, 2010 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Unless the context otherwise requires, all references to “we,” “us,” “our,” the “Company” and “NewMarket” are to NewMarket Corporation and its consolidated subsidiaries.

Certain reclassifications have been made to the accompanying consolidated financial statements and the related notes to conform to the current presentation.

At both September 30, 2011 and December 31, 2010, we had a book overdraft for some of our disbursement cash accounts. A book overdraft represents transactions that have not cleared the bank accounts at the end of the reporting period. There are no agreements with the same banks to offset the presented balance. We transfer cash on an as-needed basis to fund these items as they clear the bank in subsequent periods.

Cash dividends for the nine months ended September 30, 2011 and September 30, 2010 were declared and paid as shown in the table below.

Year	Date Declared	Date Paid	Per Share Amount
2011	February 17, 2011	April 1, 2011	44.0 cents
	April 20, 2011	July 1, 2011	60.0 cents
	July 21, 2011	October 1, 2011	60.0 cents
2010	February 18, 2010	April 1, 2010	37.5 cents
	April 22, 2010	July 1, 2010	37.5 cents
	July 21, 2010	October 1, 2010	37.5 cents

2.	Asset Retirement Obligations

Our asset retirement obligations are related primarily to our tetraethyl lead (TEL) operations. The following table illustrates the activity associated with our asset retirement obligations for the nine months ended September 30, 2011 and September 30, 2010.

	2011	2010
	(in thousands)
Asset retirement obligations, January 1	$2,975	$3,031
Liabilities incurred	100	0
Accretion expense	122	107
Changes in expected cash flows and timing	72	(110)

Asset retirement obligations, September 30	$3,269	$3,028

3.	Segment Information

The tables below show our consolidated segment results. The “All other” category includes the operations of the TEL business, as well as certain contract manufacturing performed by Ethyl Corporation (Ethyl).

Consolidated Revenue by Segment

(in millions)

	Third Quarter Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010

Petroleum additives	$552.0	$465.1	$1,627.4	$1,319.4
Real estate development	2.8	2.9	8.6	8.6
All other	2.6	3.8	8.0	8.7

Consolidated revenue	$557.4	$471.8	$1,644.0	$1,336.7

Segment Operating Profit

(in millions)

	Third Quarter Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010

Petroleum additives
Petroleum additives before gain on legal settlement, net	$84.1	$80.0	$250.2	$227.0
Gain on legal settlement, net (a)	38.7	0.0	38.7	0.0

Total petroleum additives	122.8	80.0	288.9	227.0

Real estate development	1.8	1.8	5.4	5.3
All other	0.1	1.2	1.5	3.2

Segment operating profit	124.7	83.0	295.8	235.5
Corporate, general, and administrative expenses	(3.8)	(5.6)	(11.5)	(14.5)
Interest and financing expenses	(4.8)	(4.5)	(14.1)	(12.7)
Loss on interest rate swap agreement (b)	(13.0)	(5.5)	(16.2)	(17.6)
Other income (expense), net	0.2	0.2	(0.9)	(0.2)

Income before income tax expense	$103.3	$67.6	$253.1	$190.5

(a)	For both third quarter 2011 and nine months 2011, the petroleum additives segment includes a net gain of $38.7 million related to a legal settlement. On September 13, 2011, we signed a settlement agreement with Innospec Inc. and its subsidiaries, Alcor Chemie Vertriebs GmbH and Innospec Ltd. (collectively, Innospec) which provided for mutual releases of the parties and a dismissal of the actions with prejudice. Under the settlement agreement, Innospec will pay NewMarket an aggregate amount of approximately $45 million in a combination of cash, a promissory note, and stock, of which $25 million was paid in cash on September 20, 2011 and approximately $5 million was paid in the form of 195,313 shares of unregistered Innospec Inc. common stock. Fifteen million dollars is payable in three equal annual installments of $5 million under the promissory note, which bears simple interest at 1% per year. The first installment is due on September 10, 2012. The gain is net of expenses related to the settlement of the lawsuit.
(b)	The loss on the interest rate swap agreement represents the change, since the beginning of the reporting period, in the fair value of an interest rate swap which we entered into on June 25, 2009. We are not using hedge accounting to record the interest rate swap, and accordingly, any change in the fair value is immediately recognized in earnings.

Segment Depreciation and Amortization

(in millions)

	Third Quarter Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010

Petroleum additives	$9.1	$8.9	$27.3	$24.0
Real estate development	1.0	0.9	2.8	2.8
All other and corporate	0.7	0.7	2.2	2.2

Total depreciation and amortization	$10.8	$10.5	$32.3	$29.0

4.	Pension and Postretirement Benefit Plans

The table below shows cash contributions made during the nine months ended September 30, 2011, as well as expected contributions for the year ending December 31, 2011, for both our domestic and foreign pension plans and postretirement benefit plans.

	Actual Cash Contributions for Nine Months Ended September 30, 2011	Expected Cash Contributions for Year Ending December 31, 2011
	(in thousands)
Domestic Plans
Pension benefits	$16,958	$22,600
Postretirement benefits	$1,332	$1,800

Foreign Plans
Pension benefits	$5,030	$6,700
Postretirement benefits	$159	$200

The tables below present information on periodic benefit cost for our pension and postretirement benefit plans.

	Domestic
	Pension Benefits		Postretirement Benefits
	Third Quarter Ended September 30
	2011	2010	2011	2010
		(in thousands)
Service cost	$1,911	$1,777	$428	$367
Interest cost	2,315	2,185	684	761
Expected return on plan assets	(2,911)	(2,521)	(398)	(405)
Amortization of prior service cost	77	156	1	2
Amortization of net loss (gain)	807	869	(303)	(208)

Net periodic benefit cost	$2,199	$2,466	$412	$517

	Domestic
	Pension Benefits		Postretirement Benefits
	Nine Months Ended September 30
	2011	2010	2011	2010
		(in thousands)
Service cost	$5,293	$5,066	$1,135	$1,002
Interest cost	6,808	6,420	2,369	2,457
Expected return on plan assets	(8,584)	(7,267)	(1,196)	(1,220)
Amortization of prior service cost	230	219	6	7
Amortization of net loss (gain)	2,402	2,528	(452)	(329)

Net periodic benefit cost	$6,149	$6,966	$1,862	$1,917

	Foreign
	Pension Benefits		Postretirement Benefits
	Third Quarter Ended September 30
	2011	2010	2011	2010
	(in thousands)
Service cost	$1,067	$749	$8	$6
Interest cost	1,496	1,333	39	36
Expected return on plan assets	(1,620)	(1,336)	0	0
Amortization of prior service cost	21	22	0	0
Amortization of transition (asset) obligation	0	(9)	13	13
Amortization of net loss	274	314	15	13

Net periodic benefit cost	$1,238	$1,073	$75	$68

	Foreign
	Pension Benefits		Postretirement Benefits
	Nine Months Ended September 30
	2011	2010	2011	2010
	(in thousands)
Service cost	$3,171	$2,275	$23	$19
Interest cost	4,446	4,036	116	109
Expected return on plan assets	(4,825)	(4,026)	0	0
Amortization of prior service cost	64	65	0	0
Amortization of transition (asset) obligation	0	(28)	40	38
Amortization of net loss	815	947	46	40

Net periodic benefit cost	$3,671	$3,269	$225	$206

5.	Earnings Per Share

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

	Third Quarter Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(in thousands, except per-share amounts)
Basic earnings per share
Numerator:
Net income	$71,361	$45,719	$173,209	$127,713

Denominator:
Weighted-average number of shares of common stock outstanding	13,680	14,353	13,807	14,756

Basic earnings per share	$5.22	$3.19	$12.54	$8.66

Diluted earnings per share
Numerator:
Net income	$71,361	$45,719	$173,209	$127,713

Denominator:
Weighted-average number of shares of common stock outstanding	13,680	14,353	13,807	14,756
Shares issuable upon exercise of stock options	0	30	7	32

Total shares	13,680	14,383	13,814	14,788

Diluted earnings per share	$5.22	$3.18	$12.54	$8.64

6.	Intangibles (net of amortization) and goodwill

The following table provides certain information related to our intangible assets. All of the intangibles relate to the petroleum additives segment.

	Identifiable Intangibles
	September 30 2011		December 31 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Amortizing intangible assets
Formulas and technology	$91,594	$68,011	$91,487	$64,013
Contracts	16,380	11,572	16,380	9,650
Customer base	7,081	1,721	7,040	1,276
Trademarks and trade name	1,616	245	1,600	133
Goodwill	5,169		5,091

	$121,840	$81,549	$121,598	$75,072

Amortization expense was (in millions):

• Third quarter ended September 30, 2011	$2.2
• Nine months ended September 30, 2011	$6.5
• Third quarter ended September 30, 2010	$2.2
• Nine months ended September 30, 2010	$6.6

Currently, estimated amortization expense for the remainder of 2011, as well as annual amortization expense related to our intangible assets for the next five years is expected to be (in millions):

• 2011	$2.1
• 2012	$7.4
• 2013	$7.1
• 2014	$6.2
• 2015	$5.8
• 2016	$1.9

Generally, we amortize the cost of the customer base intangible by an accelerated method and the cost of the remaining intangible assets by the straight-line method over their estimated economic lives. We generally amortize contracts over 1.5 to 10 years and formulas and technology over 5 to 20 years. Trademarks and the trade name are amortized over 10 years.

7.	Long-term Debt

Long-term debt consisted of:

	September 30 2011	December 31 2010
	(in thousands)
Senior notes - 7.125% due 2016	$150,000	$150,000
Foundry Park I mortgage loan - due 2015	64,246	66,275
Revolving credit facility	55,000	4,000
Lines of credit	6,802	1,494
Capital lease obligations	0	144

	276,048	221,913
Current maturities of long-term debt	(9,690)	(4,369)

	$266,358	$217,544

We had outstanding borrowings under our revolving credit facility of $55.0 million at September 30, 2011 at an average interest rate of 2.90%. We had outstanding letters of credit of $6.4 million at September 30, 2011, resulting in the unused portion of the revolving credit facility amounting to $238.6 million. At December 31, 2010, we had outstanding letters of credit of $5.1 million and borrowings of $4.0 million, resulting in the unused portion of the revolving credit facility amounting to $290.9 million. The combined average interest rate for borrowings in 2010 under our existing revolving credit facilities during 2010 was 4.53%.

We were in compliance with all covenants under our debt agreements at September 30, 2011 and December 31, 2010.

8.	Contractual Commitments and Contingencies

There have been no significant changes in our contractual commitments and contingencies from those reported in our 2010 Annual Report on Form 10-K in Note 18, except as discussed below. The information below provides information on certain contractual commitments and contingencies.

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

As previously disclosed, NewMarket Corporation and Afton Chemical Corporation (collectively, NewMarket) brought two civil actions against Innospec Inc. and its subsidiaries Alcor Chemie Vertriebs GmbH and Innospec Ltd. (collectively, Innospec) in July 2010.

NewMarket and Innospec have agreed to settle these actions pursuant to the terms of a settlement agreement between them signed on September 13, 2011 which provides for mutual releases of the parties and dismissal of the actions with prejudice. Under the settlement agreement, Innospec will pay NewMarket an aggregate amount of approximately $45 million, payable in a combination of cash, a promissory note, and stock, of which $25 million was paid in cash on September 20, 2011 and approximately $5 million was paid in the form of 195,313 shares of unregistered Innospec Inc. common stock. Fifteen million dollars is payable in three equal annual installments of $5 million under the promissory note, which bears interest at 1% per year. The first installment is due on September 10, 2012.

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

At a former TEL plant site located in Louisiana, we have completed significant environmental remediation, although we will be monitoring and treating the site for an extended period. The accrual for this site was $6.3 million at September 30, 2011 and $6.8 million at December 31, 2010. We based these amounts on the best estimate of future costs discounted at approximately 3% in both 2011 and 2010. An inflation factor is included in the estimate. The undiscounted liability was $8.1 million at September 30, 2011 and $8.7 million at December 31, 2010. The expected payments over the next five years amount to approximately $200 thousand in 2011, $700 thousand in 2012, and $600 thousand for each of the years 2013 through 2015. Expected payments thereafter amount to approximately $5.4 million.

At a plant site in Houston, Texas, we have accruals of $7.5 million at September 30, 2011 and $7.6 million at December 31, 2010 for environmental remediation, dismantling, and decontamination. Included in these amounts are $6.8 million at September 30, 2011 and $7.3 million at December 31, 2010 for remediation. Of the total remediation, $6.5 million at September 30, 2011 and $6.9 million at December 31, 2010 relates to remediation of groundwater and soil. The accruals for this site are discounted at approximately 3% at both September 30, 2011 and December 31, 2010 and include an inflation factor. The undiscounted accrual for this site was $10.5 million at September 30, 2011 and $10.8 million at December 31, 2010. The expected payments over the next five years are approximately $1.0 million in 2012, $500 thousand in 2013, $1.7 million in 2014, and $200 thousand in 2015. Expected payments thereafter amount to approximately $7.1 million.

At a Superfund site in Louisiana, we have an accrual of $3.3 million at both September 30, 2011 and December 31, 2010 for environmental remediation. The accrual for this site was discounted at approximately 3% at both September 30, 2011 and December 31, 2010 and included an inflation factor. The undiscounted accrual for this site was $4.2 million at both September 30, 2011 and December 31, 2010. The expected payments over the next five years amount to approximately $100 thousand in 2011, $300 thousand in 2012, $200 thousand in 2013, and $300 thousand each for years 2014 and 2015. Expected payments thereafter amount to approximately $3.0 million.

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

Our total accruals for environmental remediation were approximately $22.2 million at September 30, 2011 and $22.5 million at December 31, 2010. In addition to the accruals for environmental remediation, we also have accruals for dismantling and decommissioning costs of $600 thousand at September 30, 2011 and $500 thousand at December 31, 2010.

Letters of Credit and Guarantees

We have outstanding guarantees with several financial institutions in the amount of $56.5 million at September 30, 2011. The guarantees are secured by letters of credit, as well as cash collateral. A portion of the guarantees is unsecured. The outstanding letters of credit amounted to $6.4 million at September 30, 2011, all of which were issued under the letter of credit sub-facility of our revolving credit facility. The letters of credit primarily relate to insurance and performance guarantees. The remaining amounts represent additional performance, lease, custom and excise tax guarantees, as well as a cash deposit of $34.2 million related to the Goldman Sachs Bank USA (Goldman Sachs) interest rate swap. The cash deposit is recorded in “Other assets and deferred charges” on the Consolidated Balance Sheets. Expiration dates of the letters of credit and certain guarantees range from 2011 to 2014. Some of the guarantees have no expiration date. We renew letters of credit as necessary.

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

The mortgage loan interest rate swap involves the receipt of variable-rate amounts based on LIBOR in exchange for fixed-rate payments over the life of the agreement without exchange of the underlying notional amount. The fixed-rate payments are at a rate of 2.642% for the mortgage loan interest rate swap. The notional amount of the mortgage loan interest rate swap was $68.4 million at origination and approximately $64.2 million at September 30, 2011. The notional amount of the mortgage loan interest rate swap amortizes to approximately $53.7 million over the term of the swap. The amortizing notional amount is necessary to maintain the swap notional at an amount that matches the declining mortgage loan principal balance over the loan term. The mortgage loan interest swap matures on January 29, 2015.

The unrealized loss, net of tax, related to the fair value of the mortgage loan interest rate swap is recorded in accumulated other comprehensive loss in shareholders’ equity on the Consolidated Balance Sheets, and amounted to approximately $2.3 million at September 30, 2011 and $1.5 million at December 31, 2010. Also recorded as a component of accumulated other comprehensive loss in shareholders’ equity on the Consolidated Balance Sheets is the accumulated losses related to the construction loan interest rate swap of approximately $2.6 million, net of tax, at both September 30, 2011 and December 31, 2010. The amount remaining in accumulated other comprehensive loss related to the construction loan interest rate swap is being recognized in the Consolidated Statements of Income over the depreciable life of the office building. Approximately $900 thousand, net of tax, currently recognized in accumulated other comprehensive loss related to both the construction loan interest rate swap and the mortgage loan interest rate swap is expected to be reclassified into earnings over the next twelve months.

Non-designated Hedges

On June 25, 2009, we entered into an interest rate swap with Goldman Sachs in the notional amount of $97 million and with a maturity date of January 19, 2022 (Goldman Sachs interest rate swap). NewMarket entered into the Goldman Sachs interest rate swap in connection with the termination of a loan application and related rate lock agreement between Foundry Park I and Principal Commercial Funding II, LLC (Principal). When the rate lock agreement was originally executed in 2007, Principal simultaneously entered into an interest rate swap with a third party to hedge Principal’s exposure to fluctuation in the ten-year United States Treasury Bond rate. Upon the termination on June 25, 2009 of the rate lock agreement, Goldman Sachs both assumed Principal’s position with the third party and entered into an offsetting interest rate swap with NewMarket. Under the terms of this interest rate swap, NewMarket will make fixed rate payments at 5.3075% and Goldman Sachs will make variable rate payments based on three-month LIBOR. We have collateralized this exposure through cash deposits posted with Goldman Sachs amounting to $34.2 million at September 30, 2011. This transaction effectively preserves the impact of the original rate lock agreement for the possible application to a future loan of a similar structure.

We do not use hedge accounting for the Goldman Sachs interest rate swap, and therefore, immediately recognize any change in the fair value of this derivative financial instrument in earnings.

*****

The table below presents the fair value of our derivative financial instruments, as well as their classification on the Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010.

Fair Value of Derivative Instruments

(in thousands)

	Asset Derivatives				Liability Derivatives
	September 30, 2011		December 31, 2010		September 30, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments
Mortgage loan interest rate swap		$0		$0	Accrued expenses and Other noncurrent liabilities	$3,949	Accrued expenses and Other noncurrent liabilities	$2,656

Derivatives Not Designated as Hedging Instruments
Goldman Sachs interest rate swap		$0		$0	Accrued expenses and Other noncurrent liabilities	$30,673	Accrued expenses and Other noncurrent liabilities	$19,456

The total fair value reflected in the table above includes amounts recorded in accrued expenses of approximately $130 thousand at September 30, 2011 and $136 thousand at December 31, 2010 for the mortgage loan interest rate swap and approximately $1.0 million at September 30, 2011 and $2.2 million at December 31, 2010 for the Goldman Sachs interest rate swap.

The tables below present the effect of our derivative financial instruments on the Consolidated Statements of Income.

Effect of Derivative Instruments on the Consolidated Statements of Income

Designated Cash Flow Hedges

(in thousands)

Derivatives in Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Third Quarter Ended September 30			Third Quarter Ended September 30			Third Quarter Ended September 30
	2011	2010		2011	2010		2011	2010
Mortgage loan interest rate swap	$(1,322)	$(1,745)	Interest and financing expenses	$(402)	$(401)		$0	$0

Construction loan interest rate swap	$0	$0	Cost of rental	$(22)	$(21)		$0	$0

	Nine Months Ended September 30			Nine Months Ended September 30			Nine Months Ended September 30
	2011	2010		2011	2010		2011	2010
Mortgage loan interest rate swap	$(2,495)	$(4,982)	Interest and financing expenses	$(1,194)	$(1,087)		$0	$0

Construction loan interest rate swap	$0	$0	Cost of rental	$(64)	$(64)		$0	$0

Effect of Derivative Instruments on the Consolidated Statements of Income

Not Designated Derivatives

(in thousands)

	Location of Gain (Loss)
Derivatives Not Designated as Hedging Instruments	Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		Third Quarter Ended September 30		Nine Months Ended September 30
		2011	2010	2011	2010

Goldman Sachs interest rate swap	Other expense, net	$(12,977)	$(5,494)	$(16,153)	$(17,556)

Credit-risk-related Contingent Features

We have agreements with both of our current derivative counterparties that contain a provision where we could be declared in default on our derivative obligations if repayment of indebtedness is accelerated by our lender(s) due to our default on the indebtedness.

As of September 30, 2011, the fair value of derivatives in a net liability position related to these agreements, which includes accrued interest but excludes any adjustment for nonperformance risk, was $34.1 million. We have minimum collateral posting thresholds with one of our derivative counterparties and have posted cash collateral of $34.2 million as of September 30, 2011. If required, we could have settled our obligations under the agreements at their termination value of $34.1 million at September 30, 2011.

10.	Comprehensive Income and Accumulated Other Comprehensive Loss

The components of comprehensive income consist of the following:

	Third Quarter Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(in thousands)
Net income	$71,361	$45,719	$173,209	$127,713

Other comprehensive income, net of tax
Pension plans and other postretirement benefits adjustments	754	2,190	3,004	4,485
Tax expense	(251)	(788)	(1,047)	(1,581)

	503	1,402	1,957	2,904

Unrealized loss on derivative instruments	(899)	(1,323)	(1,236)	(3,831)
Tax benefit	350	514	481	1,490

	(549)	(809)	(755)	(2,341)

Foreign currency translation adjustments	(6,146)	11,533	4,950	(2,787)
Tax benefit (expense)	1,364	(2,238)	(304)	177

	(4,782)	9,295	4,646	(2,610)

Unrealized loss on marketable securities	(126)	0	(126)	0
Tax benefit	48	0	48	0

	(78)	0	(78)	0

Other comprehensive (loss) income	(4,906)	9,888	5,770	(2,047)

Comprehensive income	$66,455	$55,607	$178,979	$125,666

The components of accumulated other comprehensive loss consist of the following:

	September 30 2011	December 31 2010
	(in thousands)
Pension plans and other postretirement benefit adjustments	$(49,605)	$(51,562)
Accumulated loss on derivative instruments	(4,906)	(4,151)
Unrealized loss on marketable securities	(78)	0
Foreign currency translation adjustments	(13,461)	(18,107)

Accumulated other comprehensive loss	$(68,050)	$(73,820)

11.	Fair Value Measurements

The following table provides information on assets and liabilities measured at fair value on a recurring basis. No events occurred during the nine months ended September 30, 2011, requiring adjustment to the recognized balances of assets or liabilities, which are recorded at fair value on a nonrecurring basis.

	Carrying Amount in Consolidated Balance Sheets

			Fair Value Measurements Using
		Fair Value	Level 1	Level 2	Level 3
	September 30, 2011
	(in thousands)
Cash and cash equivalents	$54,462	$54,462	$54,462	$0	$0
Marketable securities	$4,492	$4,492	$0	$4,492	$0
Interest rate swaps liability	$34,622	$34,622	$0	$34,622	$0

	December 31, 2010
	(in thousands)
Cash and cash equivalents	$49,192	$49,192	$49,192	$0	$0
Short-term investments	$300	$300	$300	$0	$0
Interest rate swaps liability	$22,112	$22,112	$0	$22,112	$0

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustment associated with the derivatives utilizes Level 3 inputs. These Level 3 inputs include estimates of current credit spreads to evaluate the likelihood of default by both us and the counterparties to the derivatives. We have assessed the significance of the impact of the credit valuation adjustment and determined the credit valuation adjustment is not significant to the overall valuation of the derivatives. Accordingly, we have determined that our derivative valuations should be classified in Level 2 of the fair value hierarchy.

The marketable securities in the table above represent the 195,313 shares of unregistered Innospec Inc. common stock that we own. See Note 8 for further information. The fair value of the common stock is determined using the closing market price of Innospec common stock at September 30, 2011, discounted for transfer restrictions on the shares. While the Innospec common stock is traded on a national exchange and the market price is a Level 1 input in the fair value hierarchy, the discount factor utilizes Level 3 inputs. We have assessed the significance of the impact of the discount factor adjustment on the overall valuation of the marketable securities and have determined that it is not significant to the overall valuation of the marketable securities. Accordingly, we have determined that our marketable securities valuation should be classified in Level 2 of the fair value hierarchy as the valuation relies on quoted prices for similar assets in an active market.

We record the value of our long-term debt at historical cost. The estimated fair value of our long-term debt is shown in the table below and is based primarily on estimated current rates available to us for debt of the same remaining duration and adjusted for nonperformance risk and credit risk. The fair value is categorized as Level 2.

	September 30, 2011		December 31, 2010
	(in thousands)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current maturities	$(276,048)	$(288,676)	$(221,913)	$(230,393)

12.	Consolidating Financial Information

The 7.125% senior notes due 2016 (senior notes) are guaranteed by certain of our subsidiaries (Guarantor Subsidiaries) on a joint and several unsecured senior basis. The senior notes include a provision which allows for a Guarantor Subsidiary to be released of any obligation under the subsidiary guarantee under certain conditions. Those conditions include the sale or other disposition of all or substantially all of the Guarantor Subsidiary’s assets. The Guarantor Subsidiaries include all of our existing and future 100% owned domestic restricted subsidiaries. The Guarantor Subsidiaries and the subsidiaries that do not guarantee the senior notes (the Non-Guarantor Subsidiaries) are 100% owned by NewMarket Corporation (the Parent Company). The Guarantor Subsidiaries consist of the following:

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

The following sets forth the Consolidating Statements of Income for the third quarter and nine months ended September 30, 2011 and September 30, 2010; Consolidating Balance Sheets as of September 30, 2011 and December 31, 2010; and Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2011 and September 30, 2010 for the Parent Company, the Guarantor Subsidiaries, and Non-Guarantor Subsidiaries. The financial information is based on our understanding of the SEC’s interpretation and application of Rule 3-10 of the SEC Regulation S-X.

The financial information may not necessarily be indicative of their results of operations or financial positions had the Guarantor Subsidiaries or Non-Guarantor Subsidiaries operated as independent entities. The Parent Company accounts for investments in these subsidiaries using the equity method.

NewMarket Corporation and Subsidiaries

Consolidating Statements of Income

Third Quarter Ended September 30, 2011

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated

Revenue:
Net sales - product	$0	$216,371	$338,168	$0	$554,539
Rental revenue	0	2,857	0	0	2,857

	0	219,228	338,168	0	557,396

Costs:
Cost of goods sold - product	0	95,071	316,062	0	411,133
Cost of rental	0	1,067	0	0	1,067

	0	96,138	316,062	0	412,200

Gross profit (loss)	0	123,090	22,106	0	145,196

Selling, general, and administrative expenses	1,496	24,091	10,488	0	36,075
Research, development, and testing expenses	0	19,488	7,400	0	26,888
Gain on legal settlement, net	0	38,656	0	0	38,656

Operating (loss) profit	(1,496)	118,167	4,218	0	120,889

Interest and financing expenses	3,702	248	847	0	4,797
Other (expense) income, net	(12,998)	1,087	(914)	0	(12,825)

(Loss) income before income tax (benefit) expense and equity income of subsidiaries	(18,196)	119,006	2,457	0	103,267
Income tax (benefit) expense	(7,123)	35,791	3,238	0	31,906
Equity income of subsidiaries	82,434	0	0	(82,434)	0

Net income (loss)	$71,361	$83,215	$(781)	$(82,434)	$71,361

NewMarket Corporation and Subsidiaries

Consolidating Statements of Income

Third Quarter Ended September 30, 2010

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated

Revenue:
Net sales - product	$0	$184,935	$283,984	$0	$468,919
Rental revenue	0	2,858	0	0	2,858

	0	187,793	283,984	0	471,777

Costs:
Cost of goods sold - product	0	113,811	220,955	0	334,766
Cost of rental	0	1,089	0	0	1,089

	0	114,900	220,955	0	335,855

Gross profit (loss)	0	72,893	63,029	0	135,922

Selling, general, and administrative expenses	1,292	24,720	9,699	0	35,711
Research, development, and testing expenses	0	17,751	4,968	0	22,719

Operating (loss) profit	(1,292)	30,422	48,362	0	77,492

Interest and financing expenses	3,282	(328)	1,511	0	4,465
Other (expense) income, net	(5,495)	(2)	44	0	(5,453)

(Loss) income before income tax (benefit) expense and equity income of subsidiaries	(10,069)	30,748	46,895	0	67,574
Income tax (benefit) expense	13	11,061	10,781	0	21,855
Equity income of subsidiaries	55,801	0	0	(55,801)	0

Net income (loss)	$45,719	$19,687	$36,114	$(55,801)	$45,719

NewMarket Corporation and Subsidiaries

Consolidating Statements of Income

Nine Months Ended September 30, 2011

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated

Revenue:
Net sales - product	$0	$634,291	$1,001,138	$0	$1,635,429
Rental revenue	0	8,573	0	0	8,573

	0	642,864	1,001,138	0	1,644,002

Costs:
Cost of goods sold - product	0	344,543	862,300	0	1,206,843
Cost of rental	0	3,203	0	0	3,203

	0	347,746	862,300	0	1,210,046

Gross profit (loss)	0	295,118	138,838	0	433,956

Selling, general, and administrative expenses	3,812	78,859	29,147	0	111,818
Research, development, and testing expenses	0	57,355	19,373	0	76,728
Gain on legal settlement, net	0	38,656	0	0	38,656

Operating (loss) profit	(3,812)	197,560	90,318	0	284,066

Interest and financing expenses	10,889	842	2,404	0	14,135
Other (expense) income, net	(17,138)	1,058	(799)	0	(16,879)

(Loss) income before income tax (benefit) expense and equity income of subsidiaries	(31,839)	197,776	87,115	0	253,052
Income tax (benefit) expense	(12,808)	68,407	24,244	0	79,843
Equity income of subsidiaries	192,240	0	0	(192,240)	0

Net income (loss)	$173,209	$129,369	$62,871	$(192,240)	$173,209

NewMarket Corporation and Subsidiaries

Consolidating Statements of Income

Nine Months Ended September 30, 2010

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated

Revenue:
Net sales - product	$0	$549,886	$778,284	$0	$1,328,170
Rental revenue	0	8,574	0	0	8,574

	0	558,460	778,284	0	1,336,744

Costs:
Cost of goods sold - product	0	276,857	668,111	0	944,968
Cost of rental	0	3,245	0	0	3,245

	0	280,102	668,111	0	948,213

Gross profit (loss)	0	278,358	110,173	0	388,531

Selling, general, and administrative expenses	4,090	74,115	24,273	0	102,478
Research, development, and testing expenses	0	50,446	15,420	0	65,866

Operating (loss) profit	(4,090)	153,797	70,480	0	220,187

Interest and financing expenses	9,544	1,419	1,765	0	12,728
Other (expense) income, net	(17,519)	(154)	699	0	(16,974)

(Loss) income before income tax (benefit) expense and equity income of subsidiaries	(31,153)	152,224	69,414	0	190,485
Income tax (benefit) expense	(8,786)	52,351	19,207	0	62,772
Equity income of subsidiaries	150,080	0	0	(150,080)	0

Net income (loss)	$127,713	$99,873	$50,207	$(150,080)	$127,713

NewMarket Corporation and Subsidiaries

Consolidating Balance Sheets

September 30, 2011

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated

ASSETS

Cash and cash equivalents	$17	$6,196	$48,249	$0	$54,462
Trade and other accounts receivable, net	0	111,838	195,864	0	307,702
Amounts due from affiliated companies	578,164	893,528	25,098	(1,496,790)	0
Inventories	0	108,301	205,890	0	314,191
Deferred income taxes	2,307	2,068	862	0	5,237
Prepaid expenses and other current assets	7,093	25,014	3,471	0	35,578

Total current assets	587,581	1,146,945	479,434	(1,496,790)	717,170

Amounts due from affiliated companies	0	63,389	0	(63,389)	0

Property, plant and equipment, at cost	0	807,822	221,737	0	1,029,559
Less accumulated depreciation and amortization	0	552,341	124,915	0	677,256

Net property, plant and equipment	0	255,481	96,822	0	352,303

Investment in consolidated subsidiaries	960,877	0	0	(960,877)	0
Prepaid pension cost	0	4,001	10,409	0	14,410
Deferred income taxes	30,829	0	0	(12,938)	17,891
Other assets and deferred charges	40,742	27,706	2,321	0	70,769
Intangibles (net of amortization) and goodwill	0	32,751	7,540	0	40,291

Total assets	$1,620,029	$1,530,273	$596,526	$(2,533,994)	$1,212,834

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable	$265	$56,361	$40,439	$0	$97,065
Accrued expenses	21,555	47,486	20,102	0	89,143
Dividends payable	6,903	0	0	0	6,903
Book overdraft	0	6,182	0	0	6,182
Amounts due to affiliated companies	726,984	667,289	102,517	(1,496,790)	0
Long-term debt, current portion	0	2,888	6,802	0	9,690
Income taxes payable	10,983	7,018	11,428	0	29,429

Total current liabilities	766,690	787,224	181,288	(1,496,790)	238,412

Long-term debt	205,000	61,358	0	0	266,358
Amounts due to affiliated companies	0	8,025	55,364	(63,389)	0
Other noncurrent liabilities	91,772	39,542	20,183	0	151,497
Deferred income taxes payable	0	10,090	2,848	(12,938)	0

Total liabilities	1,063,462	906,239	259,683	(1,573,117)	656,267

Shareholders’ equity:
Common stock and paid-in capital	0	388,282	71,322	(459,604)	0
Accumulated other comprehensive loss	(68,050)	(14,132)	(30,757)	44,889	(68,050)
Retained earnings	624,617	249,884	296,278	(546,162)	624,617

Total shareholders’ equity	556,567	624,034	336,843	(960,877)	556,567

Total liabilities and shareholders’ equity	$1,620,029	$1,530,273	$596,526	$(2,533,994)	$1,212,834

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

NewMarket Corporation and Subsidiaries

Condensed Consolidating Statements of Cash Flows

Nine Months Ended September 30, 2011

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated

Cash provided from (used in) operating activities	$75,227	$(6,140)	$51,298	$0	$120,385

Cash flows from investing activities:
Capital expenditures	0	(17,120)	(25,651)	0	(42,771)
Deposits for interest rate swap	(37,420)	0	0	0	(37,420)
Return of deposits for interest rate swap	26,380	0	0	0	26,380
Payments on settlement of interest rate swap	(5,148)	0	0	0	(5,148)
Receipts from settlement of interest rate swap	212	0	0	0	212
Proceeds from sale of short-term investment	300	0	0	0	300
Cash dividends from subsidiaries	0	28,277	0	(28,277)	0

Cash provided from (used in) investing activities	(15,676)	11,157	(25,651)	(28,277)	(58,447)

Cash flows from financing activities:
Net borrowings under revolving credit agreement	51,000	0	0	0	51,000
Repayment of Foundry Park I mortgage loan	0	(2,029)	0	0	(2,029)
Net borrowings under lines of credit	0	0	5,308	0	5,308
Repurchases of common stock	(85,892)	0	0	0	(85,892)
Dividends paid	(22,534)	0	(28,277)	28,277	(22,534)
Debt issuance costs	(3,233)	0	0	0	(3,233)
Proceeds from exercise of stock options	70	0	0	0	70
Excess tax benefits from stock-based payment arrangements	1,038	0	0	0	1,038
Payments on capital lease	0	(144)	0	0	(144)
Financing from affiliated companies	0	(5,005)	5,005	0	0

Cash provided from (used in) financing activities	(59,551)	(7,178)	(17,964)	28,277	(56,416)

Effect of foreign exchange on cash and cash equivalents	0	640	(892)	0	(252)

Increase (decrease) in cash and cash equivalents	0	(1,521)	6,791	0	5,270
Cash and cash equivalents at beginning of year	17	7,717	41,458	0	49,192

Cash and cash equivalents at end of period	$17	$6,196	$48,249	$0	$54,462

NewMarket Corporation and Subsidiaries

Condensed Consolidating Statements of Cash Flows

Nine Months Ended September 30, 2010

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated

Cash provided from (used in) operating activities	$64,372	$38,825	$2,130	$0	$105,327

Cash flows from investing activities:
Capital expenditures	0	(15,453)	(9,690)	0	(25,143)
Deposits for interest rate swap	(34,440)	0	0	0	(34,440)
Return of deposits for interest rate swap	17,860	0	0	0	17,860
Payments on settlement of interest rate swap	(2,574)	0	0	0	(2,574)
Receipts from settlement of interest rate swap	135	0	0	0	135
Acquisition of business (net of cash acquired of $1.8 million in 2010)	0	0	(41,300)	0	(41,300)
Cash dividends from subsidiaries	0	2,526	0	(2,526)	0

Cash provided from (used in) investing activities	(19,019)	(12,927)	(50,990)	(2,526)	(85,462)

Cash flows from financing activities:
Net borrowings under revolving credit agreement	20,000	0	0	0	20,000
Repayment of Foundry Park I mortgage loan	0	(1,474)	0	0	(1,474)
Repayment of Foundry Park I construction loan	0	(99,102)	0	0	(99,102)
Borrowing under Foundry Park mortgage loan	0	68,400	0	0	68,400
Repurchases of common stock	(88,969)	0	0	0	(88,969)
Dividends paid	(16,396)	0	(2,526)	2,526	(16,396)
Debt issuance costs	0	(1,524)	0	0	(1,524)
Payment for financed intangible asset	0	(750)	0	0	(750)
Proceeds from exercise of stock options	21	0	0	0	21
Payments on capital lease	0	(621)	0	0	(621)
Financing from affiliated companies	0	(44,757)	43,807	950	0
Repayment of intercompany note payable	0	0	950	(950)	0

Cash provided from (used in) financing activities	(85,344)	(79,828)	42,231	2,526	(120,415)

Effect of foreign exchange on cash and cash equivalents	0	(1,074)	76	0	(998)

Increase (decrease) in cash and cash equivalents	(39,991)	(55,004)	(6,553)	0	(101,548)
Cash and cash equivalents at beginning of year	40,008	62,203	49,620	0	151,831

Cash and cash equivalents at end of period	$17	$7,199	$43,067	$0	$50,283

13.	Recently Issued Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2011-08, “Intangibles – Goodwill and Other (Topic 350)” (ASU 2011-08). ASU 2011-08 simplifies goodwill impairment testing by allowing an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. An entity is no longer required to determine the fair value of a reporting unit unless it is more likely than not that the fair value is less than carrying value. ASU 2011-08 is effective for interim and annual periods beginning after December 15, 2011. Early adoption is permitted. We are evaluating the provisions of ASU 2011-08 and will apply its provisions by the beginning of the first quarter 2012.

In June 2011, the FASB issued Accounting Standards Update 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income” (ASU 2011-05). ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous consolidated statement of comprehensive income or in two separate, but consecutive, consolidated statements of income and consolidated statements of comprehensive income. The option to present comprehensive income as part of the consolidated statement of stockholders’ equity has been eliminated. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011 and will be applied retrospectively. We will modify our financial statements beginning with our March 31, 2012 Quarterly Report on Form 10-Q to adopt the requirements.

In May 2011, the FASB issued Accounting Standards Update 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04). ASU 2011-04 results in common fair value measurement, as well as disclosure requirements, under U.S. GAAP and IFRS. The amendments clarify guidance on measuring fair value, but do not require any additional fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. Early application is not permitted. We do not expect ASU 2011-04 will have a significant impact on our financial statements.

14.	Subsequent Events

On October 27, 2011, our Board of Directors declared a quarterly dividend in the amount of 75 cents per share on our common stock. The dividend is payable January 1, 2012 to shareholders of record at the close of business on December 15, 2011.

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

Overview

While we have seen some slowdown in the rate of increase in demand for our products during the third quarter 2011, operations during the first nine months 2011 continued to generate strong results with increased net sales, operating profit, and product shipments in our petroleum additives segment over nine months 2010. During nine months 2011, we repurchased 659,373 shares of our common stock for $94.8 million. Also, our working capital position improved during nine months 2011, and we ended September 2011 with $55 million drawn on the $300 million revolving credit facility.

On September 13, 2011, we signed a settlement agreement with Innospec Inc. and its subsidiaries, Alcor Chemie Vertriebs GmbH and Innospec Ltd. (collectively, Innospec) which provided for mutual releases of the parties and a dismissal of the actions with prejudice. Under the settlement agreement, Innospec will pay NewMarket an aggregate amount of approximately $45 million in a combination of cash, a promissory note, and stock, of which $25 million was paid in cash on September 20, 2011 and approximately $5 million was paid in the form of 195,313 shares of unregistered Innospec Inc. common stock. Fifteen million dollars is payable in three equal annual installments of $5 million under the promissory note, which bears interest at 1% per year. The first installment is due on September 10, 2012. We recognized a pre-tax gain of $38.7 million, which is net of expenses related to the settlement of the lawsuit.

Results of Operations

Revenue

Our consolidated revenue for the third quarter 2011 amounted to $557.4 million, representing an increase of approximately 18% from the 2010 third quarter level of $471.8 million. Similarly, nine months consolidated revenue increased 23% from $1.3 billion for 2010 to $1.6 billion for 2011. The table below shows our revenue by segment.

Consolidated Revenue by Segment

(in millions)

	Third Quarter Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010

Petroleum additives	$552.0	$465.1	$1,627.4	$1,319.4
Real estate development	2.8	2.9	8.6	8.6
All other	2.6	3.8	8.0	8.7

Consolidated revenue	$557.4	$471.8	$1,644.0	$1,336.7

Petroleum Additives Segment

Petroleum additives net sales for the third quarter 2011 of $552.0 million increased $86.9 million, or approximately 19%, from $465.1 million for the third quarter 2010. The increase in sales when comparing the two third quarter periods primarily resulted from higher selling prices, as well as a favorable impact from foreign currency. When comparing the two periods, the U.S. Dollar weakened against the major currencies in which we conduct business, including the Euro and Pound Sterling, resulting in a favorable foreign currency impact on revenue from sales. Product shipments between the third quarter 2011 and third quarter 2010 were substantially unchanged. Nonetheless, sales were favorably impacted between the two quarters due to mix of product shipments resulting from increased shipments of certain higher priced products.

Nine months 2011 petroleum additive net sales of $1.6 billion were approximately 23% higher than nine months 2010. The increase between the two nine months periods reflects a 9% increase in product shipments. The increase in shipments was predominantly in the lubricant additives product line and included the benefit of the Polartech group of companies (Polartech) shipments for the full nine months 2011. Increased selling prices and a favorable foreign currency impact also contributed to the higher petroleum additives net sales when comparing the nine months periods between the two years.

The table below details the approximate components, in millions, of the increase between the third quarter and nine months of the 2011 and 2010 periods.

	Third Quarter	Nine Months
	(in millions)
Period ended September 30, 2010	$465.1	$1,319.4
Change in shipments, including changes in product mix	7.9	152.6
Increase in selling prices, including changes in customer mix	62.7	126.0
Increase due to foreign currency	16.3	29.4

Period ended September 30, 2011	$552.0	$1,627.4

Real Estate Development Segment

The revenue reflected in the table above for both third quarter and nine months 2011 and 2010 for the real estate development segment represents the rental of an office building, which was constructed by Foundry Park I.

All Other

The “All other” category includes the operations of the TEL business and certain contract manufacturing performed by Ethyl.

Segment Operating Profit

NewMarket evaluates the performance of the petroleum additives business and the real estate development business based on segment operating profit. NewMarket Services Corporation (NewMarket Services) expenses are charged to NewMarket and each subsidiary pursuant to service agreements between the companies. Depreciation on segment property, plant, and equipment, as well as amortization of segment intangible assets is included in segment operating profit.

The table below reports segment operating profit for the third quarter and nine months ended September 30, 2011 and September 30, 2010.

Segment Operating Profit

(in millions)

	Third Quarter Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010

Petroleum additives	$122.8	$80.0	$288.9	$227.0

Real estate development	$1.8	$1.8	$5.4	$5.3

All other	$0.1	$1.2	$1.5	$3.2

Petroleum Additives Segment

The petroleum additives segment includes a net gain of $38.7 million related to the Innospec legal settlement in 2011, which is discussed above in the Overview section. Including the legal settlement, the petroleum additives operating profit increased $42.8 million when comparing third quarter 2011 to third quarter 2010 and $61.9 million when comparing nine months 2011 to nine months 2010. When compared to 2010 operating profit levels for the third quarter, results were higher across the fuel additives product line, but substantially unchanged across the lubricant additives product line. For nine months 2011, results are higher across both the lubricant additives product line and the fuel additives product line when compared to nine months 2010.

Higher selling prices and the foreign currency impact, as discussed in the Revenue section above, were significant favorable factors in operating profit for both the third quarter and nine months 2011 as compared to the same 2010 periods. Substantially increased product shipments for nine months 2011 also favorably impacted operating profit compared to nine months 2010. The inclusion of the Polartech acquisition for the full nine months in 2011 further contributed to the improved operating results. Partially offsetting these favorable factors on operating profit, were unfavorable effects from increased raw material costs, as well as planned additional spending in selling, general, and administrative expenses (SG&A) and research, development, and testing expenses (R&D). In response to the rising raw material costs, we have been implementing selling price increases.

Our SG&A, together with R&D, were approximately $5.9 million, or 11.4%, higher for the third quarter 2011 as compared to third quarter 2010 and approximately $23.3 million, or 15.4%, higher for nine months 2011 as compared to nine months 2010. In 2011, SG&A increased approximately $1.8 million, or 6.0%, for the third quarter and $12.4 million, or 14.6%, for nine months over 2010 levels. The increase for both the third quarter and nine months 2011 over the same 2010 periods primarily reflects higher personnel-related costs and professional fees. The increase for nine months 2011 over nine months 2010 also included the result of certain growth-related costs, largely reflecting the inclusion of the Polartech operations for the full nine months in 2011. R&D increased approximately $4.1 million, or 18.3%, for third quarter 2011 and $10.9 million, or 16.5%, for nine months 2011 when compared to the same 2010 periods. We continue to invest in SG&A and R&D to support our customers’ programs and to develop the technology required to remain a leader in this industry.

The following discussion references the Consolidated Financial Statements beginning on page 3 of this Quarterly Report on Form 10-Q.

Interest and Financing Expenses

Interest and financing expenses were $4.8 million for third quarter 2011 and $4.5 million for third quarter 2010. Nine months 2011 amounted to $14.1 million, while nine months 2010 was $12.7 million.

The increase in interest and financing expenses between both the third quarter 2011 and nine months 2011 as compared to the same periods for 2010 was primarily related to higher average outstanding debt on the revolving credit facility during 2011, partially offset by a lower average interest rate as compared to the 2010 periods.

Other Expense, Net

Other expense, net for third quarter 2011 was $12.8 million, while third quarter 2010 was $5.5 million. The amount for nine months 2011 was $16.9 million, while nine months 2010 was $17.0 million. Nine months 2011 includes $1.0 million expense related to the consent we obtained in

January 2011 from the holders of the senior notes to modify the formula for calculating the capacity under the senior notes to make certain restricted payments. The remaining amounts for all periods in both 2011 and 2010 primarily reflect the loss on a derivative instrument representing an interest rate swap recorded at fair value through profit and loss. See Note 9 for additional information on the interest rate swap.

Income Tax Expense

Income tax expense was $31.9 million for third quarter 2011 and $21.9 million for third quarter 2010. The effective tax rate was 30.9% for third quarter 2011, while third quarter 2010 was 32.3%. The increase in income before income tax expense resulted in an increase of $11.5 million in income taxes, while the lower effective tax rate in 2011 as compared to 2010 resulted in a decrease of $1.5 million in income tax expense when comparing the two third quarter periods.

Income tax expense was $79.8 million for nine months 2011 and $62.8 million for nine months 2010. The effective tax rate was 31.6% for nine months 2011 and 33.0% for nine months 2010. The increase in income before income tax expense resulted in an increase of $20.6 million in income taxes, while the lower effective tax rate in 2011 as compared to 2010 resulted in a decrease of approximately $3.6 million in income taxes when comparing the nine months 2011 and 2010 periods.

The primary reason for the lower effective tax rate in the third quarter and nine months 2011 periods is due to the inclusion of the R&D credit in the current year, which was not available for the same 2010 periods, as well as a larger domestic manufacturing tax credit. Also, both current year periods include tax benefits due to foreign exchange fluctuations on previously taxed income, while both periods in 2010 included non-deductible expenses related to the Polartech acquisition.

Cash Flows, Financial Condition, and Liquidity

Cash and cash equivalents at September 30, 2011 were $54.5 million, which was an increase of $5.3 million since December 31, 2010 and included a $300 thousand unfavorable impact from foreign currency translation.

We expect that cash from operations, together with borrowings available under our revolving credit facility, will continue to be sufficient to cover our operating expenses for the foreseeable future.

Cash Flows – Operating Activities

Cash flows provided from operating activities for the nine months 2011 were $120.4 million and included a decrease of $88.4 million due to higher working capital levels, including higher accounts receivable and inventories, which were partially offset by higher accrued expenses and income taxes payable. The increase in accounts receivable is primarily due to higher sales levels when comparing the 2011 period with the fourth quarter 2010. The increase in inventories reflects increased quantities at certain locations to respond to demand for our products, as well as higher priced inventory at certain locations. The increase in accrued expenses is primarily related to stock repurchased at the end of the third quarter 2011, but paid in early October 2011, as well as higher interest due to timing of payments and higher professional fees. The fluctuation in income taxes payable reflects taxes due on earnings, which will be paid during 2011. Cash flows from operations also include a receipt of $25 million from the legal settlement with Innospec. Income taxes and professional fees associated with the settlement will be paid in the fourth quarter 2011. See Note 8 for additional information on the settlement.

Including cash and the current portion of long-term debt, we had working capital of $478.8 million at September 30, 2011 and $396.4 million at December 31, 2010. The current ratio was 3.01 to 1 at September 30, 2011 and 2.92 to 1 at December 31, 2010.

Cash Flows – Investing Activities

Cash used in investing activities was $58.4 million during nine months 2011 and included $42.8 million for capital expenditures. Also included in investing activities was a net deposit of $11.0 million and a net settlement payment of $4.9 million related to the Goldman Sachs interest rate swap. Further information on the interest rate swap is discussed in Note 9. We estimate our total capital spending during 2011 will be approximately $50 million. We expect to continue to finance capital spending through cash on hand and cash provided from operations, together with borrowing available under our $300 million revolving credit facility.

Cash Flows – Financing Activities

Cash used in financing activities during nine months 2011 amounted to $56.4 million. We borrowed an additional $51.0 million under our revolving credit facility during the nine months 2011. We also incurred $3.2 million of debt issuance costs related to the consents we obtained from the senior note holders related to the change in the formula for calculating the capacity to make restricted payments under the senior notes. In addition, we paid $85.9 million for the repurchase of common stock. We also paid $22.5 million to fund dividends during nine months 2011.

We had total long-term debt, including the current portion, of $276.0 million at September 30, 2011, representing an increase of approximately $54.1 million in our total debt since December 31, 2010. The increase resulted from borrowing an additional $51.0 million under the revolving credit facility, as well as an additional $5.3 million under foreign short-term lines of credit. These borrowings were partially offset by principal payments of approximately $2.0 million on the mortgage loan, as well as $100 thousand on capital leases.

At September 30, 2011, in addition to the revolving credit facility and the Foundry Park I mortgage loan, which are discussed below, we had outstanding senior notes in the aggregate principal amount of $150 million that bear interest at a fixed rate of 7.125% and are due in 2016. Two of our subsidiaries also have short-term lines of credit for working capital purposes. The line of credit for one of our subsidiaries in India is for 110 million Rupees and has an outstanding balance of 90 million Rupees or $1.8 million at September 30, 2011. The line of credit for one of our subsidiaries in China is for $5 million with an outstanding balance of $5.0 million at September 30, 2011.

At September 30, 2011, we also had a $300 million multicurrency revolving credit facility, with a $100 million sublimit for multicurrency borrowings and a $100 million sublimit for letters of credit. The agreement includes an expansion feature, which allows us, subject to certain conditions, to request to increase the aggregate amount of the revolving credit facility or obtain incremental term loans in an amount up to $150 million. Borrowings bear interest at variable rates. The facility matures on November 12, 2015. At September 30, 2011, we had $55.0 million of outstanding borrowings under the revolving credit facility. We had outstanding letters of credit of $6.4 million at September 30, 2011, resulting in the unused portion of the revolver amounting to $238.6 million.

Both the senior notes and the revolving credit facility contain covenants, representations, and events of default that management considers typical of credit agreements of this nature. We were in compliance with all covenants under both the senior notes and the revolving credit facility as of both September 30, 2011 and December 31, 2010.

The more restrictive and significant of the covenants under the senior notes include a minimum fixed charge coverage ratio of 2.00, as well as a limitation on restricted payments, as defined in the agreement. Our fixed charge coverage ratio was 21.62 at September 30, 2011 and 19.46 at December 31, 2010 under the senior notes. In addition, we would have been permitted to make additional restricted payments in the amount of approximately $120 million at September 30, 2011 and $50 million at December 31, 2010 under the senior notes. The increase in the capacity for restricted payments between December 31, 2010 and September 30, 2011 resulted from the January 2011 consents obtained from the holders of the senior notes allowing for a modification in the formula for calculating permitted restricted payments.

The more restrictive and significant financial covenants under the revolving credit facility include:

•	An interest coverage ratio of no less than 3.00; and

•	A leverage ratio of no more than 3.00.

At September 30, 2011, the interest coverage ratio was 18.69 and the leverage ratio was 0.76, while at December 31, 2010 the interest coverage ratio was 16.50 and the leverage ratio was 0.74.

As a percentage of total capitalization (total debt and shareholders’ equity), our total debt percentage increased from 31.1% at the end of 2010 to 33.2% at September 30, 2011. The change in the percentage was primarily the result of the increase in debt, partially offset by an increase in shareholders’ equity. The increase in shareholders’ equity reflects our earnings, partially offset by the impact of dividend payments and the repurchase of our common stock. Normally, we repay any outstanding long-term debt with cash from operations or refinancing activities.

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

Critical Accounting Policies and Estimates

This report, as well as the 2010 Annual Report on Form 10-K, includes a discussion of our accounting principles, as well as methods and estimates used in the preparation of our financial statements. We believe these discussions and financial statements fairly represent the financial position and operating results of our company in all material respects. The purpose of this portion of our discussion is to further emphasize some of the more critical areas where a significant change in facts and circumstances in our operating and financial environment might cause a change in reported financial results.

Intangibles (Net of Amortization) and Goodwill

We have certain identifiable intangibles, as well as goodwill, amounting to $40.3 million at September 30, 2011. These intangibles relate to our petroleum additives business and, except for the goodwill, are being amortized over periods with up to approximately twenty years of remaining life. We continue to assess the market related to these intangibles, as well as their specific values, and have concluded the values and amortization periods are appropriate. We also evaluate these intangibles for any potential impairment when significant events or circumstances occur that might impair the value of these assets. These evaluations continue to support the value at which these identifiable intangibles are carried on our financial statements. However, if conditions were to substantially deteriorate in this market, it could possibly cause a reduction in the periods of the amortization charge or result in a noncash write-off of a portion of the intangibles’ carrying value. A reduction in the amortization period would have no effect on cash flows. We do not anticipate such a change in the market conditions.

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

Outlook

We are very pleased with the performance of our business during the first three quarters of 2011. Our businesses continue to run well and we remain focused on providing the goods and services our customers expect of us. The overall industry dynamics remained fairly constant during the first nine months of 2011, and we anticipate no change in the near term. The third quarter exhibited a slowdown in the rate of increase in the demand for our products, and we expect that lower rate will continue into the fourth quarter. We look forward to a successful and profitable 2011.

Our balance sheet is strong, our business continues to generate cash, and we have significant debt capacity to support the expansion and growth aspirations of our businesses. We have increased our efforts in investigating potential acquisitions as both a use of this cash and debt capacity and to generate shareholder value. Our primary focus in the acquisition area remains on the petroleum additives industry. It is our view that this industry will provide the greatest opportunity for a good return on our investment while minimizing risk. We remain focused on this strategy and will evaluate any future opportunities. Nonetheless, we are patient in this pursuit and intend to make the right acquisition when the opportunity arises. Until an acquisition materializes, we will continue to evaluate all alternative uses of our cash to enhance shareholder value, including stock repurchases and dividends.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Except as disclosed below, there have been no significant changes in our market risk from the information provided in the 2010 Annual Report.

As part of the legal settlement related to the Innospec lawsuit, we own 195,313 shares of unregistered Innospec Inc. common stock. We have classified the stock as available for sale and have recorded the stock in current assets at a fair market value discounted for transfer restrictions on the shares. The unrealized gain or loss on the common stock is recorded in Other Comprehensive Income. At September 30, 2011, we valued the stock at $4.5 million. A hypothetical 10% decrease in the stock price, holding all other variables constant, would have resulted in a decrease of approximately $400 thousand in the fair value of the stock at September 30, 2011.

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

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As previously disclosed, NewMarket Corporation and Afton Chemical Corporation (collectively, NewMarket) brought two civil actions against Innospec Inc. and its subsidiaries Alcor Chemie Vertriebs GmbH and Innospec Ltd. (collectively Innospec) in July 2010.

NewMarket and Innospec have agreed to settle these actions pursuant to the terms of a settlement agreement between them signed on September 13, 2011 which provides for mutual releases of the parties and dismissal of the actions with prejudice. Under the settlement agreement, Innospec will pay NewMarket an aggregate amount of approximately $45 million, payable in a combination of cash, a promissory note, and stock, of which $25 million was paid in cash on September 20, 2011 and approximately $5 million was paid in the form of 195,313 shares of unregistered Innospec Inc. common stock. Fifteen million dollars is payable in three equal annual installments of $5 million under the promissory note, which bears interest at 1% per year. The first installment is due on September 10, 2012.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On July 21, 2010, our Board of Directors approved a share repurchase program authorizing management to repurchase up to $200 million of NewMarket Corporation’s outstanding common stock until December 31, 2012, as market conditions warrant and covenants under our existing agreements permit. We may conduct the share repurchases in the open market and in privately negotiated transactions. The repurchase program does not require NewMarket to acquire any specific number of shares and may be terminated or suspended at any time. Approximately $60 million remained available under the 2010 authorization at September 30, 2011. The following table outlines the purchases during the third quarter 2011 under this authorization.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31	0	$0	0	$126,190,549
August 1 to August 31	292,000	$148.78	292,000	$82,746,110
September 1 to September 30	150,300	$153.94	150,300	$59,608,743

Total	442,300	$150.54	442,300	$59,608,743

ITEM 6.	Exhibits

Exhibit 3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form 10-K (File No. 1-32190) filed March 14, 2005)

Exhibit 3.2	NewMarket Corporation Bylaws Amended and Restated effective April 23, 2009 (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 1- 32190) filed February 23, 2009)

Exhibit 31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald

Exhibit 31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by David A. Fiorenza

Exhibit 32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald

Exhibit 32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David A. Fiorenza

Exhibit 101	XBRL Instance Document and Related Items

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMARKET CORPORATION
(Registrant)

Date: November 2, 2011	By: /s/ D. A. Fiorenza
David A. Fiorenza
Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: November 2, 2011	By: /s/ Wayne C. Drinkwater
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