Form 10-K
period 2011-12-31
NEWMARKET CORP
filed 2012-02-22
CIK 1282637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter): $1,781,611,842*

Number of shares of Common Stock outstanding as of January 31, 2012: 13,404,831

DOCUMENTS INCORPORATED BY REFERENCE

Portions of NewMarket Corporation’s definitive Proxy Statement for its 2012 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 are incorporated by reference into Part III of this Annual Report on Form 10-K.

*	In determining this figure, an aggregate of 3,397,329 shares of Common Stock as beneficially owned by Bruce C. Gottwald and members of his immediate family have been excluded and treated as shares held by affiliates. See Item 12. The aggregate market value has been computed on the basis of the closing price in the New York Stock Exchange Composite Transactions on June 30, 2011 as reported by The Wall Street Journal.

Form 10-K

PART I

ITEM 1.	BUSINESS

NewMarket Corporation (NewMarket) (NYSE: NEU) is a holding company which is the parent company of Afton Chemical Corporation (Afton), Ethyl Corporation (Ethyl), NewMarket Services Corporation (NewMarket Services), and NewMarket Development Corporation (NewMarket Development).

Each of our subsidiaries manages its own assets and liabilities. Afton encompasses the petroleum additives business, while Ethyl represents the sale and distribution of tetraethyl lead (TEL) in North America and certain petroleum additives manufacturing operations. NewMarket Development manages the property that we own in Richmond, Virginia. NewMarket Services provides various administrative services to NewMarket, Afton, Ethyl, and NewMarket Development. NewMarket Services departmental expenses and other expenses are billed to NewMarket and each subsidiary pursuant to services agreements between the companies.

References in this Annual Report on Form 10-K to “we,” “us,” “our,” and “NewMarket” are to NewMarket Corporation and its subsidiaries on a consolidated basis, unless the context indicates otherwise.

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

Through an open, flexible, and collaborative style, Afton works closely with its customers to understand their business and help them meet their goals. This style has allowed Afton to develop long-term relationships with its customers in every major region of the world, which Afton serves through eleven manufacturing facilities across the globe.

With almost 400 employees in research and development, Afton is dedicated to developing chemical formulations that are tailored to our customers’ and the end-users’ specific needs. Afton’s portfolio of technologically-advanced, value-added products allows it to provide a full range of products and services to its customers.

Ethyl provides contract manufacturing services to Afton and to third parties and is one of the primary marketers of TEL in North America.

NewMarket Development manages the property that we own on a site in Richmond, Virginia consisting of approximately 64 acres. We have our corporate offices on this site, as well as a research and testing facility, the office complex we constructed for Foundry Park I, LLC (Foundry Park I), a wholly-owned subsidiary of NewMarket Development, and several acres dedicated to other uses. We are currently exploring various development opportunities for portions of the property as the demand warrants. This effort is ongoing in nature, as we have no specific timeline for any future developments.

We were incorporated in the Commonwealth of Virginia in 2004. Our principal executive offices are located at 330 South Fourth Street, Richmond, Virginia, and our telephone number is (804) 788-5000. We employed 1,625 people at the end of 2011.

Business Segments

Our business is composed of two segments, petroleum additives and real estate development. The petroleum additives segment is primarily represented by Afton and the real estate development segment is represented by Foundry Park I. The TEL business of Ethyl is reflected in the “All other” category. All of these are discussed below.

Petroleum Additives—Petroleum additives are used in lubricating oils and fuels to enhance their performance in machinery, vehicles, and other equipment. We manufacture chemical components that are selected to perform one or more specific functions and combine those chemicals with other components to form additive packages for use in specified end-user applications. The petroleum additives market is an international marketplace, with customers ranging from oil companies and refineries to original equipment manufacturers (OEMs) and other specialty chemical companies. The products offered by the petroleum additives segment are sold to common customers, are manufactured in the same plants, share common components or building blocks, and are supported with a common sales, as well as research and development, workforce.

We believe our success in the petroleum additives market is largely due to our ability to bring value to our customers through our products and our open, flexible, and collaborative working style. We accomplish this by understanding their needs and applying our technical capabilities, formulation expertise, broadly differentiated product offerings, and global distribution capabilities to meet those needs. We invest significantly in research and development in order to meet our customers’ needs and to adapt to the rapidly changing environment for new and improved products and services.

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

•

Containment of contaminants—Lubricants can be contaminated in many ways, especially over time. Lubricants are required to function by carrying contaminants away from the machinery and neutralizing the harmful impact of the by-products created by combustion.

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

Key drivers of demand for lubricant additives include total vehicle miles driven, drain/refill intervals, the average age of vehicles on the road, vehicle production, equipment production, and new engine and driveline technologies.

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

Key drivers of the engine oils market are the total vehicle miles driven, number of vehicles on the road, drain intervals, engine and crankcase size, changes in engine design, and temperature and specification changes driven by the OEMs. Afton offers additives for oils that protect the modern engine and makes additives that are specially formulated to protect high mileage vehicles. Afton offers products that enhance the performance of mineral, part-synthetic, and fully-synthetic engine oils.

Driveline Additives—The driveline additives submarket is comprised of additives designed for products such as transmission fluids, gear oils, and off-road fluids. This submarket shares in the 30% of the market not covered by engine oils. Transmission fluids primarily serve as the power transmission and heat transfer medium in the area of the transmission where the torque of the drive shaft is transferred to the gears of the vehicle. Gear oil additives lubricate gears, bearings, clutches, and bands in the gear-box and are used in vehicles, off-highway, hydraulic, and marine equipment. Other products in this area include hydraulic transmission fluids, universal tractor fluids, power steering fluids, shock absorber fluids, gear oils, and lubricants for heavy machinery. These products must conform to highly prescribed specifications developed by vehicle OEMs for specific models or designs. These additives are generally sold to oil companies and often ultimately sold to vehicle OEMs for new vehicles (factory-fill). End-products are also sold to service dealers for aftermarket servicing (service-fill), as well as retailers and distributors.

Key drivers of the driveline additives marketplace are the number of vehicles manufactured, drain intervals for transmission fluids and gear applications, changes in engine and transmission design and temperatures, and specification changes driven by the OEMs.

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

In the lubricant additives submarket of petroleum additives, our major competitors are The Lubrizol Corporation (a wholly-owned subsidiary of Berkshire Hathaway Inc.), Infineum (a joint venture between ExxonMobil Chemical and Royal Dutch Shell plc), and Chevron Oronite Company LLC. There are several other suppliers in the worldwide market who are competitors in their particular product areas.

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

In January 2007, Foundry Park I entered into a Deed of Lease Agreement with MeadWestvaco Corporation (MeadWestvaco) under which it is leasing an office building which we have constructed on approximately three acres in Richmond, Virginia. The construction of the building was completed in late 2009 and was to the specifications of MeadWestvaco, which is using the building as its corporate headquarters. The rental income to us began in 2010. The lease term is for a period of 13 1/2 years with rent based upon a factor of the final project cost.

Foundry Park I obtained financing, which was due in August 2010 and which was guaranteed by NewMarket, for the construction phase. In early 2010, we secured a five year loan on the property. We used the proceeds from this loan together with cash on hand to repay the construction loan. Further information on our financing of the project and the related interest rate swap agreements is in Notes 12 and 16 (when we make a reference to Notes, we mean the Notes to Consolidated Financial Statements included herein). None of these agreements impacts the terms of the lease with MeadWestvaco. Through 2009, we capitalized the costs of the project, as well as the financing expenses.

We are currently exploring various development opportunities for other portions of the property we own, as the demand warrants. This search is ongoing in nature, and we have no specific timeline for any future developments.

All Other—The “All other” category includes the continuing operations of the TEL business (primarily sales of TEL in North America), as well as certain contract manufacturing performed by Ethyl. Ethyl manufacturing facilities include our Houston, Texas and Sarnia, Ontario, Canada plants. The Houston plant is substantially dedicated to petroleum additives manufacturing and produces both lubricant additives and fuel additives. The Sarnia plant is completely dedicated to petroleum additives manufacturing and produces fuel additives. The financial results of the petroleum additives production by the Ethyl manufacturing facilities are reflected in the petroleum additives segment results. The “All other” category financial results include a service fee charged by Ethyl for its production services to Afton. Our remaining manufacturing facilities are part of Afton and produce both lubricant additives and fuel additives.

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

Research, Development, and Testing

Research, development, and testing (R&D) provides technologies and performance based solutions for the petroleum additives market. We develop products through a combination of chemical synthesis, formulation development, engineering design, and performance testing. In addition to products, R&D provides our customers with product differentiation and technical support to assure total customer satisfaction.

We are committed to providing the most advanced products, comprehensive testing programs, and superior technical support to our customers and to OEMs worldwide. R&D expenditures, which totaled $105 million in 2011, $91 million in 2010, and $86 million in 2009, are expected to increase again in 2012 in support of our core technology areas. Afton continues to expand our internal testing, research, and customer support capabilities around the world in support of our goals of providing market-driven technical leadership and performance-based differentiation. In 2011, we opened a new custom-built R&D laboratory in Suzhou, China to support the growing needs of our customers in the Asia-Pacific region. This new facility replaces the laboratory we opened in Shanghai, China in 2009.

Afton continues to develop new technology and products to meet the changing requirements of OEMs and to keep our customers well positioned for the future. A significant portion of our R&D investment is dedicated to the development of products that deliver improved fuel efficiency or is required for future hardware designs.

In 2011, we successfully launched effective new technologies for multiple new engine oil categories for passenger cars and commercial trucks in support of our customers in all regions of the world. Research in the engine oil area continues to increase with a focused approach to develop next generation technologies capable of meeting new performance standards and to provide our customers with marketing differentiation.

We continue to provide leading technology in the fuel additives area. New products were developed and launched in all product lines including gasoline performance additives, diesel performance additives, and finished fuel additives. Research is focused on the development of new technologies that exceed the changing needs of modern engine fueling systems and changing fuel properties, as well as addressing the growing need for increased fuel economy and emissions reduction. In addition, we continued to maintain close interactions with regulatory, industry, and OEM leaders to guide our development of future fuel additive technologies based on well-defined market needs.

Our industrial additives product slate continued to expand with the development of new products in multiple areas including hydraulic fluids, grease, industrial gear oils, turbine oils, and metalworking fluid additives. Research is focused on the development of technologies that will provide differentiation to our customers in multiple performance areas including equipment life and energy efficiency.

Technology development continued at a rapid pace in our transmission fluid, axle oil, and tractor fluid product lines. This included the development of new factory fill products for OEMs in the United States, Germany, Japan, and China, and for expansion of our service fill product portfolio. Afton’s state-of-the art testing capabilities are enabling customized research in all areas of performance needed by both OEMs and tier one suppliers. Our leading-edge capabilities and fundamental understanding in the areas of friction control, energy efficiency, and wear/pitting prevention were used to set the stage for next generation products in all driveline areas.

Intellectual Property

Our intellectual property, including our patents, licenses, and trademarks, is an important component of our business. We actively protect our inventions, new technologies, and product developments by filing patent applications and maintaining trade secrets. We currently own approximately 1,300 issued or pending United States and foreign patents. In addition, we have acquired the rights under patents and inventions of others through licenses or otherwise. We take care to respect the intellectual property rights of others and we believe our products do not infringe upon those rights. We vigorously participate in patent opposition proceedings around the world, where necessary, to secure a technology base free of infringement. We believe our patent position is strong, aggressively managed, and sufficient for the conduct of our business.

We also have several hundred trademark registrations throughout the world for our marks, including NewMarket®, Afton Chemical®, Ethyl®, mmt®, HiTEC®, TecGARD®, GREENBURN®, Passion for Solutions®, CleanStart®, Polartech®, and BioTEC®, as well as several pending trademark and service mark applications, including Axcel™ and 24/7 QuickResponseSM.

Commitment to Environmental and Safety Excellence

We are committed to continuous improvement and vigilant management of the health and safety of our employees, customers, and the communities in which we operate, as well as the stewardship of the environment. One way our companies demonstrate this is through our commitment to the Guiding Principles of the American Chemistry Council (ACC) Responsible Care® (RC) program. Both Afton and Ethyl have implemented Responsible Care Management Systems (RCMS® or RC14001®) at their U.S. headquarters and most facilities. Our implementation of RC management systems is certified by an independent third-party auditing process as established by the ACC as a requirement of membership. Additionally, Afton’s Feluy, Belgium and Suzhou, China plants are certified to the environmental standard ISO 14001. Suzhou is also certified to OHSAS 18001, a global occupational health and safety standard. Afton’s Sauget, Illinois plant continues to be an OSHA Star VPP (Voluntary Protection Program) location.

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

Our worldwide injury/illness recordable rate (which is the number of injuries per 200,000 hours worked) in 2011 was 0.67. The rate was 0.64 in 2010 and 0.66 in 2009. We plan to continue to demonstrate our safety-first culture with continuous improvement in our safety record. This represents a focused effort by all of our employees. We are extremely proud of our accomplishments in the safety area, especially when compared to safety records in other industries. Both Afton and Ethyl continue to be among top performers among their industry peers. Based on the 2010 OSHA recordable data, both companies rank in the top 10th percentile in their respective size groups. Ethyl won the Responsible Care Company of the Year award from the ACC in 2011, which is an honor given by the ACC to only one company in each size category.

As members of the ACC, Afton and Ethyl provide data on twelve metrics used to track environmental, safety, energy use, community outreach and emergency preparedness, greenhouse gas intensity, and product stewardship performance of the ACC member companies. These can be viewed at http://responsiblecare.americanchemistry.com/Performance-Results. The information on this website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated by reference in this Annual Report on Form 10-K or any other filings we make with the Securities and Exchange Commission (SEC).

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

Total liabilities accrued at year-end for environmental remediation were $21.7 million for 2011 and $22.5 million for 2010. In addition to the accruals for environmental remediation, we also had accruals for dismantling and decommissioning costs of $600 thousand at December 31, 2011 and $500 thousand at December 31, 2010.

As new technology becomes available, it may be possible to reduce accrued amounts. While we believe that we are fully accrued for known environmental issues, it is possible that unexpected future costs could have a significant financial impact on our financial position and results of operations.

We spent approximately $19 million in 2011, $18 million in 2010, and $17 million in 2009 for ongoing environmental operating and clean-up costs, excluding depreciation of previously capitalized expenditures. These environmental operating and clean-up expenses are included in cost of goods sold.

For capital expenditures on pollution prevention and safety projects, we spent $9 million in 2011, $7 million in 2010, and $5 million in 2009.

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

In 2000, the Environmental Protection Agency (EPA) named us as a PRP for the clean-up of soil and groundwater contamination at the Sauget Area 2 Site in Sauget, Illinois. Without admitting any fact,

responsibility, fault, or liability in connection with this site, we are participating with other PRPs in site investigations and feasibility studies. The Sauget Area 2 Site PRPs received notice of approval from the EPA of their October 2009 Human Health Risk Assessment. Additionally, the PRPs have submitted their Feasibility Study (FS) to the EPA Remedy review board. We have accrued our estimated proportional share of the expenses, as well as our best estimate of our proportional share of the remediation liability proposed in our ongoing discussions and submissions with the agencies involved. We do not believe there is any additional information available as a basis for revision of the liability that we have established at December 31, 2011. The amount accrued for this site is not material. We also have several other sites where we are in the process of environmental remediation and monitoring. See Note 18.

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

The table below reports revenues and long-lived assets by geographic area. Except for the United States, no single country exceeded 10% of revenue or long-lived assets during any year. We assign revenues to geographic areas based on the location to which the product was shipped to a third-party. The change in revenues during the three-year period is discussed more fully in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Geographic Areas

(in millions of dollars)

	2011	2010	2009
Revenue
United States	$768	$651	$605
Foreign	1,382	1,146	925

Consolidated revenue	$2,150	$1,797	$1,530

Long-lived assets (a)
United States	$257	$256	$257
Foreign	96	78	45

Total long-lived assets	$353	$334	$302

(a)	Long-lived assets include property, plant, and equipment, net of depreciation.

Net sales to one customer of our petroleum additives segment exceeded 10% of consolidated revenue in 2011, 2010, and 2009. Sales to Royal Dutch Shell plc and its affiliates (Shell) amounted to $246 million (11% of consolidated revenue) in 2011, $217 million (12% of consolidated revenue) in 2010, and $232 million (15% of consolidated revenue) in 2009. These sales represent a wide-range of products sold to this customer in multiple regions of the world.

Availability of Reports Filed with the Securities and Exchange Commission and Corporate Governance Documents

Our internet website address is www.newmarket.com. We make available, free of charge through our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and

amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC. In addition, our Corporate Governance Guidelines, Code of Conduct, and the charters of our Audit; Compensation; and Nominating and Corporate Governance Committees, are available on our website and are available in print, without charge, to any shareholder upon request by contacting our Corporate Secretary at NewMarket Corporation, 330 South Fourth Street, Richmond, Virginia 23219. The information on our website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated by reference in this Annual Report on Form 10-K or any other filings we make with the SEC.

Executive Officers of the Registrant

The names and ages of all executive officers as of February 22, 2012 follow.

Name	Age	Positions
Thomas E. Gottwald	51	President and Chief Executive Officer (Principal Executive Officer)
David A. Fiorenza	62	Vice President and Chief Financial Officer (Principal Financial Officer)
Steven M. Edmonds	59	Vice President—General Counsel
Bruce R. Hazelgrove, III	51	Vice President—Corporate Resources
Wayne C. Drinkwater	65	Controller (Principal Accounting Officer)
M. Rudolph West	58	Secretary
C. S. Warren Huang	62	President, Afton Chemical Corporation
Cameron D. Warner, Jr.	53	Treasurer

Our officers, at the discretion of the Board of Directors, hold office until the meeting of the Board of Directors following the next annual shareholders’ meeting. With the exception of Mr. Warner, all of the officers have served in these capacities with NewMarket for at least the last five years. Mr. Warner has been employed by NewMarket for at least five years in various senior management capacities. Prior to being named Treasurer in October 2011, Mr. Warner was Director—Treasury and Corporate Development since April, 2007. Prior to that position and beginning in December 2005, he was Director—Corporate Development and Planning.

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

The chemical industry can experience some tightness of supply of certain materials or availability of transportation systems. In addition, in some cases, we choose to source from a single supplier. Any significant disruption in supply could affect our ability to obtain raw materials or to utilize transportation systems. This could have a material adverse effect on our operations.

•	Several of our products are produced solely at one facility, and a significant disruption or disaster at such a facility could have a material adverse effect on our results of operations.

Several of the products we sell are produced only in one location. We are dependent upon the continued safe operation of these production facilities. These production facilities are subject to various hazards associated with the manufacturing, handling, storage, and transportation of chemical materials and products, including leaks and ruptures, explosions, fires, inclement weather and natural disasters, unscheduled downtime, and environmental hazards. Some of our products involve the manufacturing and handling of a variety of reactive, explosive, and flammable materials. Many of these hazards could cause a disruption in the production of our products. We cannot assure that these facilities will not experience these types of hazards and disruptions in the future or that these incidents will not result in production delays or otherwise have an adverse effect on our results of operations, financial condition or cash flows in any given period.

•	We may be unable to respond effectively to technological changes in our industry.

Our future business success will depend upon our ability to maintain and enhance our technological capabilities, develop and market products and applications that meet changing customer needs, and successfully anticipate or respond to technological changes on a cost-effective and timely basis. Our industry is characterized by frequent changes in industry performance standards, which affect the amount and timing of our research and development costs and other technology-related costs. As a result, the life cycle of our products is often hard to predict. Further, technological changes in some or all of our customers’ products or processes may make our products obsolete. Our inability to maintain a highly qualified technical workforce or their inability to anticipate, respond to, or utilize changing technologies could have a material adverse effect on our results of operations, financial condition, or cash flows in any given period.

•	Our failure to protect our intellectual property rights could adversely affect our future performance and growth.

Protection of our proprietary processes, methods, compounds, and other technologies is important to our business. We depend upon our ability to develop and protect our intellectual property rights to distinguish our products from those of our competitors. Failure to protect our existing intellectual property rights may result in the loss of valuable technologies or having to pay other companies for infringing on their intellectual property rights. We rely on a combination of patent, trade secret, trademark, and copyright law, as well as judicial enforcement, to protect such technologies. We currently own approximately 1,300 issued and pending U.S. and foreign patents. Some of these patents are licensed to others. In addition, we have acquired the rights under patents and inventions of others through licenses or otherwise. We have developed, and may in the future develop, technologies with universities or other academic institutions, or with the use of government funding. In such cases, the academic institution or the government may retain certain rights to the developed intellectual property. We also own several hundred trademark and service mark registrations throughout the world for our marks, including NewMarket®, Afton Chemical®, Ethyl®, HiTEC®, TecGARD®, GREENBURN® BioTEC®, Passion for Solutions®, CleanStart®, Polartech®, and mmt®, as well as pending trademark and service mark applications, including Axcel™ and 24/7 QuickResponseSM. In the event that we are unable to continue using certain of our marks, we may be forced to rebrand our products, which could result in the loss of brand recognition, and could require us to devote resources to advertise and market brands. In particular, the loss of our HiTEC® mark could have a material adverse effect on our business.

We cannot assure that the measures taken by us to protect these assets and rights will provide meaningful protection for our trade secrets or proprietary manufacturing expertise or that adequate remedies will be available in the event of an unauthorized use or disclosure of our trade secrets or manufacturing expertise. We cannot assure that any of our intellectual property rights will not be challenged, invalidated, circumvented, or rendered unenforceable. Furthermore, we cannot assure that any pending patent application filed by us will result in an issued patent, or if patents are issued to us, that those patents will provide meaningful protection against competitors or against competitive technologies. The failure of our patents or other measures to protect our processes, apparatuses, technology, trade secrets and proprietary manufacturing expertise, methods, and compounds could have an adverse effect on our results of operations, financial condition, or cash flow. We could face patent infringement claims from our competitors or others alleging that our processes or products infringe on their proprietary technologies. If we were found to be infringing on the proprietary technology of others, we may be liable for damages, and we may be required to change our processes, to redesign our products partially or completely, to pay to use the technology of others or to stop using certain technologies or producing the infringing product entirely. Even if we ultimately prevail in an infringement suit, the existence of the suit could prompt customers to switch to products that are not the subject of infringement suits. We may not prevail in any intellectual property litigation and such litigation may result in significant legal costs or otherwise impede our ability to produce and distribute key products.

•	Our business is subject to hazards common to chemical businesses, any of which could interrupt our production or our transportation systems and adversely affect our results of operations.

Our business is subject to hazards common to chemical manufacturing, storage, handling, and transportation, including explosions, fires, inclement weather, natural disasters, mechanical failure, unscheduled downtime, transportation interruptions, remediation, chemical spills, discharges or releases of toxic or hazardous substances or gases, and other risks. These hazards can cause personal injury and loss of life, severe damage to, or destruction of, property and equipment, and environmental contamination. In addition, the occurrence of material operating problems at our facilities due to any of these hazards may diminish our ability to meet our output goals. Accordingly, these hazards and their consequences could have a material adverse effect on our operations as a whole, including our results of operations, or cash flows, both during and after the period of operational difficulties.

•

The occurrence or threat of extraordinary events, including natural disasters and domestic and international terrorist attacks may disrupt our operations, decrease demand for our products, and increase our expenses.

Chemical-related assets may be at greater risk of future terrorist attacks than other possible targets in the United States and throughout the world. Federal legislation has imposed significant new site security requirements, specifically on chemical manufacturing facilities, that will require an estimated $2 million to $3 million in capital expenditures over the next two years at our manufacturing facilities and will increase our annual overhead expenses. Federal regulations have also been enacted to increase the security of the transportation of hazardous chemicals in the United States. Further regulations could be enacted in the future, which could result in additional costs.

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

We face intense competition in certain of the product lines and markets in which we compete. We expect that our competitors will develop and introduce new and enhanced products, which could cause a decline in the market acceptance of certain products we manufacture. In addition, as a result of price competition, we may be compelled to reduce the prices for some of our products, which could adversely affect our margins and profitability. Competitive pressures can also result in the loss of major customers. Our inability to compete successfully could have a material adverse effect on our results of operations, financial condition, or cash flows in any given period. In addition, some of our competitors may have greater financial, technological, and other resources than we have. Some of our competitors may also be able to maintain greater operating and financial flexibility than we are able to maintain. As a result, these competitors may be able to better withstand changes in conditions within our industry, changes in the prices for raw materials, and changes in general economic conditions.

•	Sudden or sharp raw materials price increases may adversely affect our profit margins.

We utilize a variety of raw materials in the manufacture of our products, including base oil, polyisobutylene, antioxidants, alcohols, solvents, sulfonates, friction modifiers, olefins, and copolymers. Our profitability is sensitive to changes in the costs of these materials caused by changes in supply, demand or other market conditions, over which we have little or no control. Political and economic conditions in the Middle East and Latin America have caused, and may continue to cause, the cost of our raw materials to fluctuate. War, armed hostilities, terrorist acts, civil unrest, or other incidents may also cause a sudden or sharp increase in the cost of our raw materials. We cannot assure that we will be able to pass on to our customers any future increases in raw material costs in the form of price increases for our products.

•	Our reliance on a small number of significant customers may have a material adverse effect on our results of operations.

Our principal customers are major multinational oil companies. The oil industry is characterized by the concentration of a few large participants as a result of consolidation. The loss of a significant customer or a material reduction in purchases by a significant customer could have a material adverse effect on our results of operations, financial condition, or cash flows.

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

In 2011, sales to customers outside of the United States accounted for over 60% of consolidated revenue. We do business in all major regions of the world, some of which do not have stable economies or governments. In particular, we sell and market products in countries experiencing political and/or economic instability in the Middle East, Asia Pacific, Europe, and Latin America. Our international operations are subject to international business risks, including unsettled political conditions, expropriation, import and export restrictions, increases in royalties, exchange controls, national and regional labor strikes, taxes, government royalties, inflationary or unstable economies and currency exchange rate fluctuations, and changes in laws and policies governing operations of foreign-based companies (such as restrictions on repatriation of earnings or proceeds from liquidated assets of foreign subsidiaries). The occurrence of any one or a combination of these factors may increase our costs or have other adverse effects on our business.

•	We are exposed to fluctuations in foreign exchange rates, which may adversely affect our results of operations.

We conduct our business in the local currency of many of the countries in which we operate. The financial condition and results of operations of our foreign operating subsidiaries are reported in the relevant local currency and then translated to U.S. Dollars at the applicable currency exchange rate for inclusion in our consolidated financial statements. Changes in exchange rates between these foreign currencies and the U.S. Dollar will affect the recorded levels of our assets and liabilities, as well as our revenues, costs, and operating margins. The primary foreign currencies in which we have exchange rate fluctuation exposure are the European Union Euro, British Pound Sterling, Japanese Yen, and Canadian Dollar. Exchange rates between these currencies and the U.S. Dollar have fluctuated significantly in recent years and may do so in the future.

•	An information technology system failure may adversely affect our business.

We rely on information technology systems to transact our business. An information technology system failure due to computer viruses, internal or external security breaches, power interruptions, hardware failures, fire, natural disasters, human error, or other causes could disrupt our operations and prevent us from being able to process transactions with our customers, operate our manufacturing facilities, and properly report those transactions in a timely manner. A significant, protracted information technology system failure may result in a material adverse effect on our financial condition, results of operations, or cash flows.

•	Our business is subject to government regulation and could be adversely affected by future governmental regulation.

We are subject to regulation by local, state, federal, and foreign governmental authorities. In some circumstances, before we may sell certain products, these authorities must approve these products, our manufacturing processes, and our facilities. We are also subject to ongoing reviews of our products, manufacturing processes, and facilities by governmental authorities.

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

New laws and regulations, including climate change regulations, may be introduced in the future that could result in additional compliance costs, seizures, confiscation, recall, or monetary fines, any of which could prevent or inhibit the development, distribution, and sale of our products. If we fail to comply with applicable laws and regulations, we may be subject to civil remedies, including fines, injunctions, and recalls or seizures, any of which could have an adverse effect on our results of operations, financial condition, or cash flows.

Our business and our customers are subject to significant regulations under the European Commission’s Registration, Evaluation and Authorization of Chemicals (REACH) regulation. REACH became effective on June 1, 2007. It imposes obligations on European Union manufacturers and importers of chemicals and other products into the European Union to compile and file comprehensive reports, including testing data, on each chemical substance, perform chemical safety assessments, and obtain pre-market authorization with respect to certain substances of particularly high concern. The regulation imposes additional burdens on chemical producers and importers, and, to a lesser extent, downstream users of chemical substances and preparations. Our manufacturing presence and sales activities in the European Union will require us to incur additional compliance costs.

We are subject to the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and anti-bribery laws in other jurisdictions which generally prohibit companies and their intermediaries from making improper payments to foreign officials for the purposes of obtaining or retaining business. We are also subject to export and import laws and regulations which restrict trading with embargoed or sanctioned countries. Although we have policies and procedures designed to facilitate compliance with these laws and regulations, our employees, contractors and agents may take actions in violation of our policies. Any such violation, even if prohibited by our policies, could have a material adverse effect on our business and reputation.

•	Legal proceedings and other claims could impose substantial costs on us.

We are involved in numerous administrative and legal proceedings that result from, and are incidental to, the conduct of our business. From time to time, these proceedings involve environmental, product liability, TEL, premises asbestos liability, and other matters. See Item 3, “Legal Proceedings.” We have insurance coverage that we believe would be available to mitigate potential damages in many of these proceedings. However, there is no assurance that our available insurance will cover these claims, that our insurers will not challenge coverage for certain claims, or that final damage awards will not exceed our available insurance coverage. Any of the foregoing could have a material adverse effect on our results of operations, financial condition, or cash flows.

•	Environmental matters could have a substantial negative impact on our results of operations.

As a manufacturer and distributor of chemical products, we are generally subject to extensive local, state, federal, and foreign environmental, safety, and health laws and regulations concerning, among other things, emissions to the air, discharges to land and water, the generation, handling, treatment, and disposal of hazardous waste and other materials, and remediation of contaminated soil, as well as surface and ground water. Our operations entail the risk of violations of those laws and regulations, many of which provide for substantial fines and criminal sanctions for violations. We believe that we comply in all material respects with laws, regulations, statutes, and ordinances protecting the environment, including those related to the discharge of materials. However, we cannot assure that we have been or will be at all times in compliance with all of these requirements.

In addition, these requirements, and the enforcement or interpretation of these requirements, may become more stringent in the future. Although we cannot predict the ultimate cost of compliance with any such requirements, the costs could be material. Noncompliance could subject us to material liabilities, such as government fines, damages arising from third-party lawsuits, or the suspension and potential cessation of noncompliant operations. We may also be required to make significant site or operational modifications at substantial cost. Future developments could also restrict or eliminate the use of or require us to make modifications to our products, which could have an adverse effect on our results of operations, financial condition, or cash flows.

At any given time, we are involved in claims, litigation, administrative proceedings, and investigations of various types in a number of jurisdictions involving potential environmental liabilities, including clean-up costs associated with waste disposal sites, natural resource damages, property damage, and personal injury. We cannot assure that the resolution of these environmental matters will not have an adverse effect on our results of operations, financial condition, or cash flows.

There may be environmental problems associated with our properties of which we are unaware. Some of our properties contain, or may have contained in the past, on-site facilities or underground tanks for the storage of chemicals, hazardous materials, and waste products that could create a potential for release of hazardous substances or contamination of the environment. The discovery of environmental liabilities attached to our properties could have a material adverse effect on our results of operations, financial condition, or cash flows.

We may also face liability arising from current or future claims alleging personal injury, product liability, property damage due to exposure to chemicals or other hazardous substances, such as premises asbestos, at or from our facilities. We may also face liability for personal injury, product liability, property damage, natural resource damage, or clean-up costs for the alleged migration of contaminants or hazardous substances from our facilities or for future accidents or spills. A significant increase in the number or success of these claims could adversely affect our financial condition, results of operations, or cash flows. For further discussion of some related claims, see Item 1, “Business—Environmental.”

The ultimate costs and timing of environmental liabilities are difficult to predict. Liability under environmental laws relating to contaminated sites can be imposed retroactively and on a joint and several basis. A liable party could be held responsible for all costs at a site, whether currently or formerly owned or operated, regardless of fault, knowledge, timing of the contamination, cause of the contamination, percentage of contribution to the contamination, or the legality of the original disposal. We could incur significant costs, including clean-up costs, natural resource damages, civil or criminal fines and sanctions, and third-party claims, as a result of past or future violations of, or liabilities under, environmental laws.

•	We have been identified, and in the future may be identified, as a PRP in connection with state and federal laws regarding environmental clean-up projects.

Within the United States, we are subject to the federal, state and local environmental laws under which we may be designated as a PRP. As a PRP, we may be liable for a share of the costs associated with cleaning up hazardous waste sites, such as a landfill to which we may have sent waste.

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

Liability for investigation and remediation of hazardous substance contamination at currently or formerly owned or operated facilities or at third-party waste disposal sites is joint and several. Currently, we are involved in active remediation efforts at several sites where we have been named a PRP. If other PRPs at these sites are unable to contribute to the remediation costs, we could be held responsible for some, or all, of their portion of the remediation costs, in addition to the portion of these costs for which we are already responsible.

•	Restrictive covenants in our debt instruments may adversely affect our business.

Our senior credit agreement and senior notes contain restrictive covenants. These covenants may constrain our activities and limit our operational and financial flexibility. The failure to comply with these covenants could result in an event of default, which, if not cured or waived, could have a material adverse effect on our business, financial condition, or results of operations.

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

In January 2007, Foundry Park I entered into a Deed of Lease Agreement with MeadWestvaco under which it is leasing an office building which we have constructed on approximately three acres in Richmond, Virginia.

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

•	Our financial results will vary according to the timing of customer orders and other external factors, which complicates gauging our performance.

External factors beyond our control, such as timing of customer orders, product shipment dates, and other factors can cause shifts in net sales and income from quarter to quarter. These external factors can magnify the impact of industry cycles. As a result, our income and cash flows may fluctuate significantly on a quarter-to-quarter basis, and gauging trends in our business may be impaired.

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

Research, Development, and Testing	Richmond, Virginia Bracknell, England Manchester, England Tsukuba, Japan Ashland, Virginia (leased) Suzhou, China

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

NewMarket Development manages the property that we own on a site in Richmond, Virginia consisting of approximately 64 acres. We have our corporate offices on this site, as well as a research and testing facility, the office complex we constructed for Foundry Park I, and several acres dedicated to other uses. We are currently exploring various development opportunities for portions of the property as the demand warrants. This effort is ongoing in nature, and we have no specific timeline for any future developments.

In January 2007, Foundry Park I entered into a Deed of Lease Agreement with MeadWestvaco under which it is leasing the office building which we constructed on approximately three acres in Richmond, Virginia.

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

Following the litigation, the United States Department of Justice has advised us that it is conducting a review of certain of our foreign business activities in relation to compliance with relevant U.S. economic sanctions programs and anti-corruption laws, as well as certain historical conduct in the domestic U.S. market, and has requested certain information from us regarding our foreign business activities. We intend to cooperate with the review.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, with no par value, has traded on the New York Stock Exchange (NYSE) under the symbol “NEU” since June 21, 2004 when we became the parent holding company of Ethyl, Afton, NewMarket Services, NewMarket Development, and their subsidiaries. We had 2,830 shareholders of record at January 31, 2012.

On July 21, 2010, our Board of Directors approved a share repurchase program authorizing management to repurchase up to $200 million of NewMarket’s outstanding common stock until December 31, 2012, as market conditions warrant and covenants under our existing agreements permit. We may conduct the share repurchases in the open market and in privately negotiated transactions. The repurchase program does not require NewMarket to acquire any specific number of shares and may be terminated or suspended at any time. Approximately $60 million remained available under the 2010 authorization at December 31, 2011. There were no purchases during the fourth quarter 2011 under this authorization.

As shown in the table below, cash dividends declared and paid totaled $2.39 per share for the twelve months ended December 31, 2011 and $1.565 per share for the twelve months ended December 31, 2010.

Year	Date Declared	Date Paid	Per Share Amount
2011	February 17, 2011	April 1, 2011	44 cents
	April 20, 2011	July 1, 2011	60 cents
	July 21, 2011	October 1, 2011	60 cents
	October 27, 2011	January 1, 2012	75 cents

2010	February 18, 2010	April 1, 2010	37.5 cents
	April 22, 2010	July 1, 2010	37.5 cents
	July 21, 2010	October 1, 2010	37.5 cents
	October 18, 2010	January 1, 2011	44 cents

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

The following table shows the high and low prices of our common stock on the NYSE for each of the last eight quarters.

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$160.89	$190.76	$180.39	$204.92
Low	$118.83	$149.12	$135.01	$140.46

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$126.89	$116.29	$115.98	$131.76
Low	$81.80	$87.03	$84.57	$113.19

The performance graph showing the five-year cumulative total return on our common stock as compared to specialty chemical companies and the S&P 500 is shown below. The graph assumes $100 invested on the last day of December 2006. Dividends are assumed to be reinvested quarterly. Beginning in 2011, the performance graph no longer includes The Lubrizol Corporation, as it was acquired by another company during 2011 and is no longer publicly traded.

Performance Graph

Comparison of Five-Year Cumulative Total Return

Performance Through December 31, 2011

ITEM 6.	SELECTED FINANCIAL DATA

NewMarket Corporation and Subsidiaries

Five Year Summary

	Years Ended December 31
	2011	2010	2009	2008	2007
	(in thousands, except per-share amounts)
Results of Operations
Revenue	$2,149,558	$1,797,392	$1,530,122	$1,617,431	$1,374,874
Costs and expenses	1,847,629	1,510,088	1,267,834	1,501,071	1,266,251
Special item income, net (1)	38,656	0	0	0	0

Operating profit	340,585	287,304	262,288	116,360	108,623
Interest and financing expenses, net	18,820	17,261	11,716	12,046	11,557
Other (expense) income, net (2)	(18,048)	(10,047)	(11,196)	1,012	3,358

Income from continuing operations before income tax expense	303,717	259,996	239,376	105,326	100,424
Income tax expense (3)	96,810	82,871	77,093	32,099	21,874

Income from continuing operations	206,907	177,125	162,283	73,227	78,550
Income from operations of discontinued business (net of tax) (4)	0	0	0	0	16,771

Net income	$206,907	$177,125	$162,283	$73,227	$95,321

Financial Position and Other Data
Total assets	$1,191,662	$1,062,741	$1,025,192	$811,452	$770,934
Operations:
Working capital	$463,707	$396,388	$405,087	$310,265	$317,380
Current ratio	3.15 to 1	2.92 to 1	3.05 to 1	3.28 to 1	2.79 to 1
Depreciation and amortization	$43,352	$39,134	$32,820	$28,968	$29,126
Capital expenditures	$53,515	$36,406	$89,133	$74,619	$36,656
Gross profit as a % of revenue	26.0	28.7	30.3	19.4	21.6
Research, development, and testing expenses (5)	$105,496	$91,188	$86,072	$81,752	$76,834
Total debt	$243,567	$221,913	$250,081	$237,162	$157,797
Common stock and other shareholders’ equity	$549,593	$491,640	$458,185	$291,123	$317,007
Total debt as a % of total capitalization (debt plus equity)	30.7	31.1	35.3	44.9	33.2
Net income as a % of average shareholders’ equity	39.7	37.3	43.3	24.1	30.8

Common Stock
Basic earnings per share:
Income from continuing operations	$15.10	$12.12	$10.67	$4.77	$4.66
Income from operations of discontinued business (net of tax) (4)	0.00	0.00	0.00	0.00	1.00

Net income	$15.10	$12.12	$10.67	$4.77	$5.66

Diluted earnings per share:
Income from continuing operations	$15.09	$12.09	$10.65	$4.75	$4.63
Income from operations of discontinued business (net of tax) (4)	0.00	0.00	0.00	0.00	.99

Net income	$15.09	$12.09	$10.65	$4.75	$5.62

Shares used to compute basic earnings per share	13,707	14,619	15,206	15,362	16,841
Shares used to compute diluted earnings per share	13,712	14,650	15,243	15,430	16,957
Equity per share	$41.00	$35.03	$30.12	$19.15	$20.37
Cash dividends declared per share	$2.39	$1.565	$1.075	$.80	$.575

Notes to the Five Year Summary

(1)	Special item income, net was $38.7 million in 2011 and represented the gain on the legal settlement with Innospec Inc.

(2)	Other (expense) income, net in 2011, 2010, and 2009 included the loss on the Goldman Sachs interest rate swap. The loss on the interest rate swap was $17.5 million for the twelve months ended December 31, 2011; $10.3 million for the twelve months ended December 31, 2010; and $11.4 million for the twelve months ended December 31, 2009. We are not using hedge accounting to record the interest rate swap, and accordingly, any change in the fair value is immediately recognized in earnings. Other (expense) income, net in both 2008 and 2007 consists primarily of investment income.

(3)	Income tax expense in 2007 included a special item gain of $9.5 million primarily representing a reversal of deferred tax provisions that were previously provided on the undistributed earnings of certain foreign subsidiaries.

(4)	Discontinued operations for 2007 reflect the April 1, 2007 termination of all marketing agreements between the subsidiaries of Ethyl and Innospec. The gain on the termination of this business was $22.8 million ($14.6 million after tax). The remaining amounts reflect the after-tax earnings of this business.

(5)	Of the total research, development, and testing expenses, the portion related to new products and processes was $51 million in 2011, $45 million in 2010, $46 million in 2009, $44 million in 2008, and $42 million in 2007.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

You should keep in mind that any forward-looking statement made by us in this discussion or elsewhere speaks only as of the date on which we make it. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. We have no duty to, and do not intend to, update or revise the forward-looking statements in this discussion after the date hereof, except as may be required by law. In light of these risks and uncertainties, any forward-looking statement made in this discussion, or elsewhere, might not occur.

OVERVIEW

While we experienced some slowdown in the demand for our products during the final months of 2011, operations for the full year generated strong results with increased net sales, improved operating profit in every major world region, and higher product shipments in our petroleum additives segment as compared to 2010, reflecting the value our technology-driven products provide to our customers. In 2011, our plants continued to run safely at high production levels and we again expanded our capability in research and development through new investment in people and facilities.

Our cash flow from operations was strong during 2011, enabling us to repurchase 659,373 shares of our common stock for $94.8 million and increase our quarterly dividend from 44 cents per share at the beginning of the year to 75 cents per share at the end of the year. Also, our working capital position improved during 2011, and we ended the year with $50 million in cash and $22 million drawn on the $300 million revolving credit facility.

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

RESULTS OF OPERATION

Revenue

Our consolidated revenue for 2011 amounted to $2.2 billion, an increase of 20% from $1.8 billion in 2010. The increase of $267 million between 2010 and 2009 was 17%.

Net sales to one customer of our petroleum additives segment exceeded 10% of consolidated revenue in 2011, 2010, and 2009. Sales to Royal Dutch Shell plc and its affiliates (Shell) amounted to $246 million (11% of consolidated revenue) in 2011, $217 million (12% of consolidated revenue) in 2010, and $232 million (15% of consolidated revenue) in 2009. These sales represent a wide-range of products sold to this customer in multiple regions of the world.

No other single customer accounted for 10% or more of our total revenue in 2011, 2010, or 2009.

The following table shows revenue by segment for each of the last three years.

Consolidated Revenue by Segment

(in millions of dollars)

	2011	2010	2009
Petroleum additives	$2,127	$1,774	$1,518
Real estate development	11	11	0
All other	12	12	12

Consolidated revenue	$2,150	$1,797	$1,530

Petroleum Additives—Petroleum additives net sales for 2011 of $2.1 billion were approximately 20% higher than 2010 levels. The increase between the two years primarily resulted from higher selling prices, as well as higher product shipments and a favorable impact from foreign currency. Product shipments increased 6% in 2011 from 2010 levels, reflecting higher shipments across both the lubricant and fuel additive product lines. The higher product shipments included a benefit to revenue resulting from increased shipments of certain higher priced products. When comparing the two years, the U.S. Dollar weakened against the major currencies in which we conduct business, including the European Union Euro, British Pound Sterling, and Japanese Yen, resulting in a favorable foreign currency impact on revenue.

Net sales in 2010 of $1.8 billion were $256 million or 17% higher than 2009 net sales of $1.5 billion. The increase in net sales reflected higher total product shipments of 12%, including the benefit of the Polartech group of companies (Polartech) shipments during 2010. The increase in product shipments was across most product lines, but primarily in the lubricant additives product lines. Selling prices were also favorable for 2010 as compared to 2009. An unfavorable foreign currency impact of $6 million partially offset the increase in product shipments and selling prices. While recovering in 2009 from the worldwide economic slowdown, product shipments were weaker than normal during the first half of 2009.

The approximate components of the petroleum additives increase in net sales of $353 million when comparing 2011 to 2010 and $256 million when comparing 2010 to 2009 are shown below in millions.

Net sales for year ended December 31, 2009	$1,518
Increase in shipments, including changes in product mix	213
Increase in selling prices, including changes in customer mix	49
Decrease due to foreign currency impact	(6)

Net sales for year ended December 31, 2010	1,774
Increase in shipments, including changes in product mix	145
Increase in selling prices, including changes in customer mix	175
Increase due to foreign currency impact	33

Net sales for year ended December 31, 2011	$2,127

Real Estate Development Segment—The revenue of $11 million for the real estate development segment for both 2011 and 2010 represents the rental of the office building, which was constructed by Foundry Park I. The building was completed in late 2009, and we began recognizing rental revenue in January 2010.

Segment Operating Profit

NewMarket evaluates the performance of the petroleum additives business and the real estate development business based on segment operating profit. NewMarket Services expenses are charged to NewMarket and each subsidiary pursuant to services agreements between the companies. Depreciation on segment property, plant, and equipment, as well as amortization of segment intangible assets, is included in the segment operating profit.

The “All other” category includes the operations of the TEL business, as well as certain contract manufacturing performed by Ethyl.

The table below reports operating profit by segment for the last three years.

Segment Operating Profit

(in millions of dollars)

	2011	2010	2009
Petroleum additives	$348	$299	$280

Real estate development	$7	$7	$(1)

All other	$3	$3	$0

Petroleum Additives—The petroleum additives segment includes a net gain of $39 million related to the Innospec settlement in 2011, which is discussed above in the Overview section. Including the legal settlement, the petroleum additives operating profit increased $49 million when comparing 2011 and 2010. The increase was across both the lubricant and fuel additives product lines. As discussed above in the Revenue section, increased product shipments, higher selling prices, and foreign currency were all significant favorable impacts to operating profit during 2011. Partially offsetting these favorable factors on operating profit were unfavorable impacts from increased raw material costs, as well as additional planned spending in selling, general, and administrative expenses (SG&A), and research, development, and testing expenses (R&D).

The petroleum additives operating profit increased $19 million when comparing 2010 and 2009. When compared to 2009 operating profit levels, the 2010 results are higher across the lubricant additives product lines, but lower across the fuel additives product lines. Substantially increased product shipments and somewhat higher selling prices, as well as the benefit of the Polartech acquisition, as discussed in the Revenue section above, were significant favorable factors in the operating profit when compared to 2009. Partially offsetting these favorable factors on operating profit, were unfavorable impacts from margin compression, as well as planned additional spending in SG&A. While operating profit improved in 2010 over 2009, the operating profit margin was unfavorable when comparing the two years. The lower 2010 operating profit margin reflects increased raw material costs and less favorable product mix resulting from the decrease of shipments of certain high margin products.

Finally, our SG&A, together with R&D, was $32 million, or 16%, higher in 2011 than 2010 and $25 million, or 14%, higher in 2010 than 2009.

In 2011, SG&A increased approximately $18 million, or 16%, as compared to 2010. In 2010, the increase was approximately $19 million, or 21%, over 2009 levels. The increase for both periods was primarily the result of certain growth-related costs reflecting higher personnel-related costs and professional fees. The increase from 2009 to 2010 also reflects the inclusion of the Polartech operations in 2010. Total R&D for petroleum additives was $105 million in 2011, $91 million in 2010, and $86 million in 2009. We continue to invest in SG&A and R&D to support our customers’ programs and to develop the technology required to remain a leader in this industry. We expect this to continue for the foreseeable future. R&D related to new products and processes was $51 million in 2011, $45 million in 2010, and $46 million in 2009. All of our R&D was related to the petroleum additives segment.

Real estate development—Operating profit for the real estate development segment was $7 million for both 2011 and 2010, compared to a loss of $1 million for 2009. During 2009, the office building was under construction resulting in no rental revenue and limited non-capital expenses.

The following discussion references certain captions on the Consolidated Statements of Income.

Interest and Financing Expenses

Interest and financing expenses were $19 million in 2011, $17 million in 2010, and $12 million in 2009. The increase in interest and financing expenses between 2011 and 2010 was primarily due to higher average outstanding debt reflecting higher borrowings on the revolving credit facility, which was partially offset by a lower average interest rate during 2011. The increase between 2010 and 2009 was primarily related to the mortgage loan on the Foundry Park I office building, as well as higher average outstanding debt on the revolving credit facility during 2010. Prior to obtaining the mortgage loan in January 2010, the interest and financing expenses for the construction phase of the office building were capitalized.

Other Expense, Net

Other expense, net was $18 million in 2011, $10 million in 2010, and $11 million in 2009. The 2011 amount includes $1 million expense related to the consent we obtained in January 2011 from the holders of the senior notes to modify the formula for calculating the capacity under the senior notes to make certain restricted payments. The remaining amounts for 2011, 2010, and 2009 primarily represent the loss on an interest rate swap which is recorded at fair value. See Note 16 for additional information on the interest rate swap.

Income Tax Expense

Income tax expense was $97 million in 2011, $83 million in 2010, and $77 million in 2009. The effective tax rate was 31.9% in both 2011 and 2010 and 32.2% in 2009. The 2011 and 2010 effective income tax rates include the benefit of higher income in foreign jurisdictions with lower tax rates. The effective income tax rates for each year include a substantial benefit from the domestic manufacturing tax deduction, as well as the benefit from the R&D tax credit. See Note 22 for further details on income taxes.

The increase in income before income tax expense between 2010 and 2011 resulted in the entire increase in income tax expense of $14 million.

The increase in income before income tax expense between 2009 and 2010 resulted in an increase in income tax expense of $7 million. This was partially offset by a reduction in income tax expense of $1 million due to the lower effective tax rate in 2010 compared to 2009.

Our deferred taxes are in a net asset position. Based on current forecast operating plans and historical profitability, we believe that we will recover nearly the full benefit of our deferred tax assets and have, therefore, only recorded an immaterial valuation allowance at a foreign subsidiary.

CASH FLOWS DISCUSSION

We generated cash from operating activities of $185 million in 2011, $164 million in 2010, and $226 million in 2009.

During 2011, we used the cash provided by operating activities of $185 million, along with $18 million of borrowings under our revolving credit facility and an additional $7 million of borrowings under foreign lines of credit to fund $54 million in capital expenditures, $98 million in repurchases of our common stock, and $33 million in dividend payments. In addition, we made a net deposit of $13 million related to the Goldman Sachs interest rate swap, made a net payment of $5 million for settlements under the mortgage loan interest rate swap, and funded $3 million for debt issuance costs. Further information on the Goldman Sachs and mortgage loan interest rate swaps is in Note 16. These cash flows, including an unfavorable foreign exchange impact of $1 million, resulted in an increase in cash and cash equivalents of $1 million. Cash flows from operating activities included a decrease of $62 million resulting from higher working capital requirements and payments of $31 million for our pension and postretirement plans, as well as $25 million proceeds from a legal settlement.

During 2010, we utilized the $164 million of cash generated from operations and $152 million of cash on hand, along with the borrowing of $68 million under the mortgage loan for Foundry Park I and $4 million under the revolving credit facility to fund several key initiatives. These initiatives included repaying the Foundry Park I construction loan of $99 million. We also funded the acquisition of Polartech for $41 million, funded capital expenditures of $36 million, repurchased $122 million of our common stock, paid $23 million of dividends on our common stock, made a net deposit of $8 million related to the Goldman Sachs interest rate swap, paid $4 million for debt issuance costs, and made a net payment of $2 million for settlements under the mortgage loan interest rate swap. These cash flows included an unfavorable foreign currency impact on cash of $2 million. Cash flows from operating activities included a decrease of $63 million resulting from higher working capital requirements and payments of $22 million for our pension and postretirement plans.

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

FINANCIAL POSITION AND LIQUIDITY

Cash

At December 31, 2011, we had cash and cash equivalents of $50 million as compared to $49 million at the end of 2010.

At both December 31, 2011 and December 31, 2010, we had a book overdraft for some of our disbursement cash accounts. A book overdraft represents disbursements that have not cleared the bank accounts at the end of the reporting period. We transfer cash on an as-needed basis to fund these items as they clear the bank in subsequent periods.

Our cash and cash equivalents held by our foreign subsidiaries amounted to approximately $45 million at December 31, 2011 and $43 million at December 31, 2010. A significant amount, but not all, of these foreign cash balances are associated with earnings that we have asserted are indefinitely reinvested. We plan to use these indefinitely reinvested earnings to support growth outside of the United States through funding of operating expenses, research and development expenses, capital expenditures, and other cash needs of our foreign subsidiaries. Periodically, we repatriate cash from our foreign subsidiaries to the United States through intercompany dividends. These intercompany dividends are paid only by subsidiaries whose earnings we have not asserted are indefinitely reinvested or whose earnings qualify as previously taxed income, as defined by the Internal Revenue Code. If circumstances were to change that would cause these indefinitely reinvested earnings to be repatriated, an incremental U.S. tax liability would be incurred. As part of our foreign subsidiary repatriation activities, we received cash dividends of $30 million for 2011, $53 million for 2010, and $24 million for 2009.

Debt

Senior Notes—The 7.125% senior notes are our senior unsecured obligations and are jointly and severally guaranteed on an unsecured basis by all existing and future domestic restricted subsidiaries wholly-owned by NewMarket. The 7.125% senior notes are due in 2016. We incurred financing costs of approximately $3 million in 2006 related to the 7.125% senior notes, which are being amortized over the term of the agreement. We incurred additional financing costs of approximately $3 million in 2011 for consents we obtained from the senior note holders related to the change in the formula for calculating the capacity to make restricted payments under the senior notes. Of the $3 million incurred in 2011, $1 million was expensed immediately, with the remaining fees being amortized over the remaining term of the agreement.

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

The more restrictive and significant of the covenants under the indenture include a minimum fixed charge ratio of 2.00, as well as a limitation on restricted payments, as defined in the indenture. Our fixed charge coverage ratio was 20.46 at December 31, 2011. In addition, we would have been permitted to make additional restricted payments in the amount of approximately $126 million at December 31, 2011.

We were in compliance with all covenants under the indenture governing the 7.125% senior notes as of December 31, 2011 and December 31, 2010.

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

At December 31, 2011, we had outstanding letters of credit of $6.1 million and $22.0 million borrowed, resulting in the unused portion of the senior credit facility amounting to $271.9 million. For further information on the outstanding letters of credit, see Note 18.

We paid financing costs in 2010 of approximately $2.5 million related to this agreement and carried over deferred financing costs from our previous revolving credit agreement of approximately $700 thousand, resulting in total deferred financing costs of $3.2 million, which we are amortizing over the term of the Credit Agreement.

The obligations under the Credit Agreement are unsecured and are fully guaranteed by NewMarket and the subsidiary guarantors. The revolving credit facility matures on November 12, 2015.

Borrowing made under the revolving credit facility bear interest at an annual rate equal to, at our election, either (1) the Alternate Base Rate (ABR) plus the Applicable Rate (solely in the case of loans denominated in U.S. dollars to NewMarket) or (2) the Adjusted LIBO Rate plus the Applicable Rate. ABR is the greatest of (i) the rate of interest publicly announced by the Administrative Agent as its prime rate, (ii) the federal funds effective rate from time to time plus 0.5% or (iii) the Adjusted LIBO Rate for a one month interest period plus 1%. The Adjusted LIBO Rate means the rate at which Eurocurrency deposits in the London interbank market for certain periods (as selected by NewMarket) are quoted, as adjusted for statutory reserve requirements for Eurocurrency liabilities and other applicable mandatory costs. Depending on our consolidated Leverage Ratio (as defined in the Credit Agreement), the Applicable Rate ranges from 1.00% to 1.50% for loans bearing interest based on the ABR and from 2.00% to 2.50% for loans bearing interest based on the Adjusted LIBO Rate. At December 31, 2011, the Applicable Rate was 1.00% for loans bearing interest based on the ABR and 2.00% for loans bearing interest based on the Adjusted LIBO Rate. Our average interest rate under the Credit Agreement was 2.9% during 2011. At December 31, 2011, the interest rate on outstanding borrowings was 4.25%.

The Credit Agreement contains financial covenants that require NewMarket to maintain a consolidated Leverage Ratio of no more than 3.00 to 1.00 and a consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of no less than 3.00 to 1.00, as of the end of each fiscal quarter ending on and after December 31, 2010. At December 31, 2011, the Leverage Ratio was 0.69 and the Interest Coverage Ratio was 17.90.

We were in compliance with all covenants under the Credit Agreement at December 31, 2011 and December 31, 2010.

Mortgage Loan Agreement—On January 28, 2010, Foundry Park I entered into a mortgage loan agreement in the amount of $68.4 million. The loan, which is collateralized by the Foundry Park I office building, is for a period of five years, with two thirteen-month extension options. NewMarket Corporation is fully guaranteeing the loan. The mortgage loan bears interest at a variable rate of LIBOR plus a margin of 400 basis points. At December 31, 2011, the interest rate was 4.27%. Principal payments on the loan are being made monthly based on a 15 year amortization schedule, with all remaining amounts due in five years, unless we exercise the extension options. We incurred financing costs of $1.5 million related to the mortgage loan, which are being amortized over the initial term of the agreement.

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

Other Borrowings—One of our subsidiaries in India has a short-term line of credit of 110 million Rupees for working capital purposes. The average interest rate was approximately 10.8% during 2011 and 11.1% at December 31, 2011. The outstanding balance of $1.7 million (90 million Rupees) at December 31, 2011 is due during 2012. Another subsidiary in China has a short-term line of credit of $10 million for working capital purposes. The average interest rate was approximately 2.3% during 2011 and 2.5% at December 31, 2011. The outstanding balance of $6.3 million at December 31, 2011 is due during 2012.

***

We had combined current and noncurrent long-term debt of $244 million at December 31, 2011 and $222 million at December 31, 2010. The increase in debt resulted from additional borrowings of $18 million on the revolving credit facility, as well as $7 million under the short-term lines of credit in India and China described above. These amounts were partially offset by payments on the mortgage loan of $3 million.

As a percentage of total capitalization (total debt and shareholders’ equity), our total debt decreased from 31.1% at the end of 2010 to 30.7% at the end of 2011. The change in the percentage was primarily the result of the increase in shareholders’ equity offset by the increase in debt. The increase in shareholders’ equity reflects our earnings, partially offset by the impact of dividend payments, the stock repurchase program, and the increase in accumulated other comprehensive loss. Normally, we repay long-term debt with cash from operations or refinancing activities.

Working Capital

At December 31, 2011, we had working capital of $464 million, resulting in a current ratio of 3.15 to 1. Our working capital at year-end 2010 was $396 million resulting in a current ratio of 2.92 to 1.

The change in the working capital ratio primarily reflects higher accounts receivable and inventories, as well as higher prepaid expenses and other current assets at December 31, 2011. The increase in accounts receivable primarily reflects higher sales levels when comparing fourth quarter 2011 and fourth quarter 2010, while the fluctuation in inventories reflects higher quantities at certain locations in response to demand for our products, as well as higher priced inventory resulting from increased raw material costs. The increase in prepaid expenses and other current assets primarily reflects higher prepaid taxes on intercompany profit in inventory.

Capital Expenditures

We expect capital expenditures to be approximately $60 million to $70 million in 2012. We expect to continue to finance this capital spending through cash provided from operations, together with borrowing available under our senior credit facility.

Environmental Expenses

We spent approximately $19 million in 2011, $18 million in 2010, and $17 million in 2009 for ongoing environmental operating and clean-up costs, excluding depreciation of previously capitalized expenditures. These environmental operating and clean-up expenses are included in cost of goods sold. We expect to continue to fund these costs through cash provided by operations in the future.

Contractual Obligations

The table below shows our year-end contractual obligations by year due.

	Payments Due by Period (in millions of dollars)
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long-term debt obligations (a)	$244	$11	$7	$226	$0
Interest payable on long-term debt, interest rate swaps, and capital lease obligations	117	21	40	32	24
Letters of credit (b)	6	0	0	0	6
Operating lease obligations	24	9	11	3	1
Property, plant, and equipment purchase obligations	7	7	0	0	0
Raw material purchase obligations (c)	256	105	137	14	0
Other long-term liabilities (d)	50	33	3	2	12
Reserves for uncertain tax positions	1	0	1	0	0

Total	$705	$186	$199	$277	$43

(a)	Amounts represent contractual payments due on the senior notes, senior credit facility, mortgage loan, and short-term lines of credit as of December 31, 2011. See Note 12 for more information on long-term debt obligations.
(b)	We intend to renew letters of credit when necessary as they mature; therefore, the obligations do not have a definitive maturity date.
(c)	Raw material purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. Purchase orders made in the ordinary course of business are excluded from the above table. Any amounts for which we are liable under purchase orders are reflected in our Consolidated Balance Sheets as accounts payable or accrued expenses.
(d)	These represent other long-term liability amounts reflected in our Consolidated Balance Sheets that have known payment streams. Amounts include environmental liabilities, including asset retirement obligations, as well as contributions associated with pension and postretirement benefit plans. Amounts accrued for the potential exposure with respect to litigation, claims, and assessments are not included in the table above.

Pension and Postretirement Benefit Plans

Our U.S. and foreign benefit plans are discussed separately below. Our U.S. pension and postretirement plans are similar and therefore, the information discussed below applies to all of our U.S. benefit plans. Our foreign plans are quite diverse, and the actuarial assumptions used by the various foreign plans are based upon the circumstances of each particular country and retirement plan. The discussion below surrounding our foreign retirement benefits focuses only on our pension plan in the United Kingdom (U.K.) which represents the majority of the impact on our financial statements from foreign pension plans. We use a December 31 measurement date to determine our pension and postretirement expenses and related financial disclosure information. Additional information on our pension and postretirement plans is in Note 19.

U.S. Pension and Postretirement Benefit Plans—The average remaining service period of active participants for our U.S. plans is 13.2 years, while the average remaining life expectancy of inactive participants is 24.4 years. We utilize the Optional Combined Mortality Tables for males and females based on the RP-2000 Mortality Tables projected to 2012 with Scale AA in determining the impact of the U.S. benefit plans on our financial statements.

Investment Return Assumptions and Asset Allocation—We periodically review our assumptions for the long-term expected return on pension plan assets. As part of the review and to develop expected rates of return, we considered a stochastic analysis of expected returns based on the U.S. plans’ asset allocation as of both January 1, 2010 and January 1, 2011. This analysis reflects our expected long-term rates of return for each significant asset class or economic indicator. As of January 1, 2012, the expected rates were 8.8% for U.S. large cap stocks, 3.0% for fixed income, and 2.3% for inflation. The range of returns developed relies both on forecasts and on broad-market historical benchmarks for expected return, correlation, and volatility for each asset class.

The asset allocation for our U.S. pension plans is predominantly weighted toward equities. Through the ongoing monitoring of our investments, we have determined that we should maintain the expected long-term rate of return for our U.S. pension plans at 9.0% at December 31, 2011.

An actuarial loss occurred during 2011 as the actual investment return was lower than the expected return for all of our U.S. pension plans by approximately $11 million. During 2010 and 2009, the actual return was higher than the expected return, resulting in an actuarial gain for all of our U.S. pension plans of approximately $4 million in 2010 and $10 million in 2009. Investment gains and losses are recognized in earnings on an amortized basis over a period of years so that 2011 losses will cause an expected $400 thousand increase in expense in 2012. We expect that there will be continued volatility in pension expense as actual investment returns vary from the expected return, but we continue to believe the potential long-term benefits justify the risk premium for equity investments.

At December 31, 2011, our expected long-term rate of return on our postretirement plans was 6.00%. This rate varies from the pension rate of 9.0% primarily because of the difference in investment of assets. The assets of the postretirement plan are held in an insurance contract, which results in a lower assumed rate of investment return.

Pension expense and the life insurance portion of postretirement expense are sensitive to changes in the expected return on assets. For example, decreasing the expected rate of return by 25 basis points to 8.75% for pension assets and 5.75% for postretirement benefit assets (while holding other assumptions constant) would increase the forecasted 2012 expense for our U.S. pension and postretirement plans by approximately $425 thousand. Similarly, a 25 basis point increase in the expected rate of return to 9.25% for pension assets and 6.25% for postretirement benefit assets (while holding other assumptions constant) would reduce forecasted 2012 pension and postretirement expense by approximately $425 thousand.

Discount Rate Assumption—We develop the discount rate assumption by determining the single effective discount rate for a unique hypothetical portfolio constructed from investment-grade bonds that, in aggregate, match the projected cash flows of each of our retirement plans. The discount rate is developed based on the hypothetical portfolio on the last day of December. The discount rate at December 31, 2011 was 5.00% for all plans.

Pension and postretirement benefit expense is also sensitive to changes in the discount rate. For example, decreasing the discount rate by 25 basis points to 4.75% (while holding other assumptions constant) would increase the forecasted 2012 expense for our U.S. pension and postretirement benefit plans by approximately $850 thousand. A 25 basis point increase in the discount rate to 5.25% would reduce forecasted 2012 pension and postretirement benefit expense by approximately $950 thousand.

Rate of Projected Compensation Increase—We have maintained our rate of projected compensation increase at December 31, 2011 at 3.50%. The rate assumption was based on an analysis of our projected compensation increases for the foreseeable future.

Liquidity—Cash contribution requirements to the pension plan are sensitive to changes in assumed interest rates and investment gains or losses in the same manner as pension expense. We expect our aggregate cash contributions, before income taxes, to the U.S. pension plans will be approximately $23 million in 2012. We expect our contributions to the postretirement benefit plans will be approximately $2 million in 2012.

Other Assumptions—We periodically review our assumption for the health care cost trend rate based on actual cost experience, typically assuming a higher current-year trend scaling down to a lower permanent rate over a five to ten year period. We refreshed this health care trend assumption for 2010 and 2011 resulting in an assumed rate of 9.0% for 2010 and 8.5% for 2011, scaling down to 5.75% by 2017.

Foreign Pension Benefit Plans—Our foreign pension plans are quite diverse. The following information applies only to our U.K. pension plan, which represents the majority of the impact on our financial statements from our foreign pension plans. The average remaining service period for our U.K. plan is 11 years, while the average remaining life expectancy is 36 years. We utilize the S1 SAPS Normal Health (Light) mortality tables and allow for future projected improvements in life expectancy in line with the CMI 2010 model, with a long-term rate of improvement of 1% per year based on the membership of the plan, in determining the impact of the U.K. pension plans on our financial statements.

Investment Return Assumptions and Asset Allocation—We periodically review our assumptions for the long-term expected return on the U.K. pension plan assets. The expected long-term rate of return is based on both the asset allocation, as well as yields available in the U.K. markets.

The target asset allocation in the U.K. is to be invested 55% in equities, 40% in a mixture of government and corporate bonds, and 5% in a pooled investment property fund, although the actual allocation at the end of 2011 was 52% in equities, 43% in government and corporate bonds, and 5% in a pooled investment property fund. Based on the actual asset allocation and the expected yields available in the U.K. markets, the expected long-term rate of return for the U.K. pension plan was 5.5% at December 31, 2011.

An actuarial loss occurred during 2011 as the expected investment return exceeded the actual investment return in 2011 by approximately $2 million for our U.K. pension plan. This loss compares to actuarial gains of $5 million in 2010 and $7 million in 2009 where actual investment returns exceeded expected returns. Investment gains and losses are recognized in earnings on an amortized basis, resulting in increased expense of approximately $800 thousand in 2011, as well as an expected $500 thousand increased expense in 2012. We expect that there will be continued volatility in pension expense as actual investment returns vary from the expected return, but we continue to believe the potential benefits justify the risk premium for the target asset allocation.

Pension expense is sensitive to changes in the expected return on assets. For example, decreasing the expected rate of return by 25 basis points to 5.25% (while holding other assumptions constant) would increase the forecasted 2012 expense for our U.K. pension plan by approximately $200 thousand. Similarly, a 25 basis point increase in the expected rate of return to 5.75% (while holding other assumptions constant) would reduce forecasted 2012 pension expense by approximately $200 thousand.

Discount Rate Assumption—We utilize a yield curve based on AA-rated corporate bond yields constructed from iBoxx indices in developing a discount rate assumption (extrapolated at longer terms based on the corresponding swap yield curve). The yield appropriate to the duration of the U.K. plan liabilities is then used. The discount rate at December 31, 2011 was 4.8%.

Pension expense is also sensitive to changes in the discount rate. For example, decreasing the discount rate by 25 basis points to 4.55% (while holding other assumptions constant) would increase the forecasted 2012 expense for our U.K. pension plans by approximately $100 thousand. A 25 basis point increase in the discount rate to 5.05% would reduce forecasted 2012 pension expense by approximately $100 thousand.

Rate of Projected Compensation Increase—We have decreased our rate of projected compensation increase at December 31, 2011 to 4.50% from 5.10%. The rate assumption was based on an analysis of our projected compensation increases for the foreseeable future.

Liquidity—Cash contribution requirements to the U.K. pension plan are sensitive to changes in assumed interest rates in the same manner as pension expense. We expect our aggregate U.K. cash contributions, before income taxes, will be approximately $5 million in 2012.

OUTLOOK

We begin 2012 with a positive view of our business and the customer-focused approach that we believe has resulted in 2011 being a record setting year. We believe the fundamentals of how we run our business—a safety-first culture, customer-focused solutions, technology-driven product offerings, world-class supply chain capability, and a regional organizational structure to better understand our customers’ needs—will continue to pay dividends to all of our stakeholders.

We expect 2012 to be a more profitable year than 2011, as we project an increase in volume, revenue, and net income. There has been no significant change in the positive fundamentals of the petroleum additives business, and we expect the industry demand to continue to grow at a rate of approximately 1% - 2%. We plan to exceed that rate. Over the past several years, we have made significant investments to expand our capabilities around the world. These investments have been in people, research centers, and production capacity. We intend to use these new capabilities to improve our ability to deliver the goods and service that our customers value and to expand our business and profits.

In summary, we expect the business practices that have produced the outstanding results of the past two years will continue in 2012. As a global company operating in most countries around the world, we are not immune to the economic conditions in many of those countries. Western Europe and the Euro are a significant factor in our business and financial results.

Our business continues to generate significant amounts of cash beyond what is necessary for the expansion and growth of our current product lines. We regularly review the many internal opportunities which we have to utilize this cash, both from a geographical and product line point of view. We continue our efforts in investigating potential acquisitions as both a use for this cash and to generate shareholder value. Our primary focus in the acquisition area remains on the petroleum additives industry. It is our view that this industry will provide the greatest opportunity for a good return on our investment while minimizing risk. We remain focused on this strategy and will evaluate any future opportunities. Nonetheless, we are patient in this pursuit and intend to make the right acquisition when the opportunity arises. Until an acquisition materializes, we will build cash on our balance sheet and will continue to evaluate all alternative uses of that cash to enhance shareholder value, including stock repurchases and dividends.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

It is our goal to clearly present our financial information in a manner that enhances the understanding of our sources of earnings and cash flows, as well as our financial condition. We do this by including the information required by the SEC, as well as additional information that gives further insight into our financial operations.

Our financial report includes a discussion of our accounting principles, as well as methods and estimates used in the preparation of our financial statements. We believe these discussions and statements fairly represent the financial position and operating results of our company. The purpose of this portion of our discussion is to further emphasize some of the more critical areas where a significant change in facts and circumstances in our operating and financial environment could cause a change in future reported financial results.

Intangibles (net of amortization) and Goodwill

We have certain identifiable intangibles, as well as goodwill, amounting to $38 million at year-end 2011 that are discussed in Note 10. These intangibles relate to our petroleum additives business and, except for the goodwill, are being amortized over periods with up to approximately eighteen years of remaining life. We continue to assess the market related to these intangibles, as well as their specific values, and have concluded the values and amortization periods are appropriate. We also evaluate these intangibles for any potential impairment when significant events or circumstances occur that might impair the value of these assets. These evaluations continue to support the value at which these identifiable intangibles are carried on our financial statements. In addition, none of our reporting units with goodwill is at risk of failing the goodwill impairment test. However, if conditions were to substantially deteriorate in the petroleum additives market, it could possibly cause a reduction in the periods of this amortization charge or result in a noncash write-off of all or a portion of the intangibles’ carrying amount. A reduction in the amortization period would have no effect on cash flows. We do not anticipate such a change in the market conditions in the near term.

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

Income Taxes

We file consolidated U.S. federal and both consolidated and individual state income tax returns, as well as individual foreign income tax returns, under which assumptions may be made to determine the deductibility of certain costs. We make estimates related to the impact of tax positions taken on our financial statements when we believe the tax position is likely to be upheld on audit. In addition, we make certain assumptions in the determination of the estimated future recovery of deferred tax assets.

RECENTLY ISSUED ACCOUNTING STANDARDS

For a full discussion of the more significant pronouncements which may impact our financial statements, see Note 27.

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

The following analysis presents the effect on our earnings, cash flows, and financial position as if the hypothetical changes in market risk factors occurred at December 31, 2011. We analyzed only the potential impacts of our hypothetical assumptions. This analysis does not consider other possible effects that could impact our business.

Interest Rate Risk

At December 31, 2011, we had total debt of $244 million. Of the total debt, $150 million is at fixed rates. There was no interest rate risk at the end of the year associated with the fixed rate debt.

At year-end 2011, we had $22 million of outstanding variable rate debt under our revolving credit facility and $8 million of outstanding variable rate debt under short-term lines of credit. Holding all other variables constant, if the variable portion of the interest rates hypothetically increased 10%, the effect on our earnings and cash flows would have been higher interest expense of approximately $100 thousand.

The remaining amount of debt represents the outstanding balance of the mortgage loan, which bears interest at a variable rate of LIBOR plus a margin of 400 basis points. Concurrently with the closing of the mortgage loan, Foundry Park I obtained an interest rate swap to effectively convert the variable interest rate of the loan to a fixed interest rate by setting LIBOR at 2.642% for five years. Accordingly, in combination, there is no interest rate risk associated with the mortgage loan and related interest rate swap, other than the change in the value of the interest rate swap due to changes in the yield curve. The fair value amounted to a liability of $4 million at December 31, 2011. Any change in fair value is recognized in accumulated other comprehensive income, to the degree of effectiveness of the swap. With other variables held constant, a hypothetical 50 basis point adverse parallel shift in the LIBOR yield curve would have resulted in an increase of approximately $1 million in the fair value liability of the mortgage loan interest rate swap at December 31, 2011.

We recorded the Goldman Sachs interest rate swap at fair value, which amounted to a liability of $32 million at December 31, 2011. Any change in fair value is recognized immediately in earnings. With other variables held constant, a hypothetical 50 basis point adverse parallel shift in the LIBOR yield curve would have resulted in an increase of approximately $5 million in the liability fair value of the interest rate swap with Goldman Sachs. See Note 16 for further information.

A hypothetical 10% decrease in interest rates, holding all other variables constant, would have resulted in a change of $4 million in fair value of our debt at year-end 2011.

Foreign Currency Risk

We sell to customers in foreign markets through our foreign subsidiaries, as well as through export sales from the United States. These transactions are often denominated in currencies other than the U.S. Dollar. Our primary currency exposures are the European Union Euro, British Pound Sterling, Japanese Yen, and Canadian Dollar. We sometimes enter into forward contracts as hedges to minimize the fluctuation of intercompany accounts receivable denominated in foreign currencies. At December 31, 2011, we had no outstanding forward contracts.

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

Marketable Security Price Risk

As part of the legal settlement related to the Innospec lawsuit, we own 195,313 shares of unregistered Innospec Inc. common stock. We have classified the stock as available for sale and have recorded the stock in current assets at fair market value discounted for transfer restrictions on the shares. The unrealized gain or loss on the common stock is recorded in Other Comprehensive Income. At December 31, 2011, we valued the stock at $5 million. A hypothetical 10% decrease in the stock price, holding all other variables constant, would have resulted in a decrease of approximately $500 thousand in the fair value of the stock at December 31, 2011.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of NewMarket Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of NewMarket Corporation and its subsidiaries (the “Company”) at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Richmond, Virginia

February 22, 2012

NewMarket Corporation and Subsidiaries

Consolidated Statements of Income

	Years Ended December 31
	2011	2010	2009
	(in thousands, except per-share amounts)
Revenue:
Net sales—product	$2,138,127	$1,786,076	$1,530,122
Rental revenue	11,431	11,316	0

	2,149,558	1,797,392	1,530,122

Costs:
Cost of goods sold—product	1,586,145	1,277,505	1,066,862
Cost of rental	4,386	4,428	0

	1,590,531	1,281,933	1,066,862

Gross profit	559,027	515,459	463,260

Selling, general, and administrative expenses	151,602	136,967	114,900

Research, development, and testing expenses	105,496	91,188	86,072

Gain on legal settlement, net	38,656	0	0

Operating profit	340,585	287,304	262,288

Interest and financing expenses, net	18,820	17,261	11,716

Other expense, net	18,048	10,047	11,196

Income before income tax expense	303,717	259,996	239,376

Income tax expense	96,810	82,871	77,093

Net income	$206,907	$177,125	$162,283

Basic earnings per share	$15.10	$12.12	$10.67

Diluted earnings per share	$15.09	$12.09	$10.65

Shares used to compute basic earnings per share	13,707	14,619	15,206

Shares used to compute diluted earnings per share	13,712	14,650	15,243

See accompanying Notes to Consolidated Financial Statements.

NewMarket Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31
	2011	2010
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$50,370	$49,192
Short-term investments	0	300
Trade and other accounts receivable, net	278,332	257,748
Inventories	306,785	273,215
Deferred income taxes	7,261	6,876
Prepaid expenses and other current assets	36,983	15,444

Total current assets	679,731	602,775

Property, plant, and equipment, at cost	1,034,472	988,180
Less accumulated depreciation and amortization	681,506	654,204

Net property, plant, and equipment	352,966	333,976

Prepaid pension cost	11,494	8,597
Deferred income taxes	35,805	21,974
Other assets and deferred charges	73,619	48,893
Intangibles (net of amortization) and goodwill	38,047	46,526

TOTAL ASSETS	$1,191,662	$1,062,741

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$103,217	$109,250
Accrued expenses	78,546	71,558
Dividends payable	8,529	5,304
Book overdraft	1,680	1,063
Long-term debt, current portion	10,966	4,369
Income taxes payable	13,086	14,843

Total current liabilities	216,024	206,387

Long-term debt	232,601	217,544
Other noncurrent liabilities	193,444	147,170
Commitments and contingencies (Note 18)
Shareholders’ equity:
Common stock and paid in capital (without par value; authorized shares—80,000,000; issued and outstanding—13,404,831 at December 31, 2011 and 14,034,884 at December 31, 2010)	64	0
Accumulated other comprehensive loss	(98,732)	(73,820)
Retained earnings	648,261	565,460

	549,593	491,640

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,191,662	$1,062,741

See accompanying Notes to Consolidated Financial Statements.

NewMarket Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Common Stock and Paid in Capital		Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity

	Shares	Amount
	(in thousands, except share amounts)
Balance at December 31, 2008	15,199,207	$115	$(95,750)	$386,758	$291,123
Comprehensive income:
Net income				162,283	162,283
Changes in (net of tax):
Foreign currency translation adjustments			17,816		17,816
Pension plans and other postretirement benefit adjustments:
Prior service cost			200		200
Unrecognized actuarial gain			3,304		3,304
Transition obligation			9		9
Derivative net loss			(363)		(363)

Total comprehensive income					183,249

Cash dividends ($1.075 per share)				(16,347)	(16,347)
Stock options exercised	9,000	40			40
Issuance of stock	1,782	120			120

Balance at December 31, 2009	15,209,989	275	(74,784)	532,694	458,185
Comprehensive income:
Net income				177,125	177,125
Changes in (net of tax):
Foreign currency translation adjustments			(6,042)		(6,042)
Pension plans and other postretirement benefit adjustments:
Prior service cost			(523)		(523)
Unrecognized actuarial gain			9,006		9,006
Transition obligation			10		10
Derivative net loss			(1,487)		(1,487)

Total comprehensive income					178,089

Cash dividends ($1.565 per share)				(22,608)	(22,608)
Repurchases of common stock	(1,213,158)	(3,104)		(121,751)	(124,855)
Stock options exercised	21,000	91			91
Stock option tax benefit		711			711
Issuance of stock	17,053	2,027			2,027

Balance at December 31, 2010	14,034,884	0	(73,820)	565,460	491,640
Comprehensive income:
Net income				206,907	206,907
Changes in (net of tax):
Foreign currency translation adjustments			163		163
Pension plans and other postretirement benefit adjustments:
Prior service cost			260		260
Unrecognized actuarial loss			(25,154)		(25,154)
Transition obligation			40		40
Derivative net loss			(585)		(585)
Unrealized gain on marketable securities			364		364

Total comprehensive income					181,995

Cash dividends ($2.39 per share)				(32,588)	(32,588)
Repurchases of common stock	(659,373)	(3,237)		(91,518)	(94,755)
Stock options exercised	16,000	70			70
Stock option tax benefit		1,102			1,102
Issuance of stock	13,320	2,129			2,129

Balance at December 31, 2011	13,404,831	$64	$(98,732)	$648,261	$549,593

See accompanying Notes to Consolidated Financial Statements.

NewMarket Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31
	2011	2010	2009
	(in thousands)
Cash and cash equivalents at beginning of year	$49,192	$151,831	$21,761

Cash flows from operating activities
Net income	206,907	177,125	162,283
Adjustments to reconcile net income to cash flows from operating activities:
Noncash foreign exchange loss (gain)	114	(603)	1,812
Depreciation and other amortization	41,749	37,667	31,573
Amortization of deferred financing costs	1,603	1,467	1,247
Noncash pension benefits expense	13,719	13,911	13,578
Noncash postretirement benefits expense	2,780	2,832	2,647
Noncash environmental remediation and dismantling	1,321	3,554	4,177
Deferred income tax expense	2,375	1,933	4,257
Unrealized loss on derivative instruments—net	12,642	8,016	11,440
Stock award	2,900	2,790	0
Gain on legal settlement, net	(38,656)	0	0
Change in assets and liabilities:
Trade and other accounts receivable, net	(16,225)	(34,815)	(66)
Inventories	(33,154)	(74,852)	26,097
Prepaid expenses	(13,721)	24,281	(30,893)
Accounts payable and accrued expenses	1,976	11,718	30,740
Income taxes payable	(887)	10,671	(2,870)
Realized loss (gain) on derivative instruments, net	4,874	2,308	(92)
Cash pension benefits contributions	(29,447)	(20,333)	(23,728)
Cash postretirement benefits contributions	(1,929)	(1,835)	(1,280)
Proceeds from legal settlement	25,000	0	0
Change in book overdraft	617	(1,167)	1,231
Excess tax benefits from stock-based payment arrangements	(1,102)	(711)	0
Other, net	1,142	90	(6,478)

Cash provided from (used in) operating activities	184,598	164,047	225,675

Cash flows from investing activities
Capital expenditures	(53,515)	(36,406)	(89,133)
Deposits for interest rate swap	(46,467)	(44,072)	(38,730)
Return of deposits for interest rate swap	33,600	36,180	23,460
Payments on settlement of interest rate swap	(5,148)	(2,574)	0
Receipts from settlement of interest rate swap	274	266	0
Proceeds from sale of short-term investment	300	0	0
Acquisition of business (net of cash acquired of $1.8 million in 2010)	0	(41,300)	0
Deposits for interest rate lock agreement	0	0	(5,000)
Return of deposits for interest rate lock agreement	0	0	15,500
Purchase of short-term investment	0	0	(300)
Foundry Park I deferred leasing costs	0	0	(1,500)

Cash provided from (used in) investing activities	(70,956)	(87,906)	(95,703)

Cash flows from financing activities
Net borrowings (repayments) under revolving credit agreement	18,000	4,000	(41,900)
Repayment on Foundry Park I mortgage loan	(2,731)	(2,125)	0
Net borrowings under lines of credit	6,529	1,494	0
Repayment of Foundry Park I construction loan	0	(99,102)	0
Draws on Foundry Park I construction loan	0	0	55,603
Borrowing under Foundry Park I mortgage loan	0	68,400	0
Repurchases of common stock	(98,093)	(121,517)	0
Dividends paid	(32,588)	(22,608)	(16,347)
Debt issuance costs	(3,233)	(3,992)	(465)
Proceeds from exercise of stock options	70	91	40
Excess tax benefits from stock-based payment arrangements	1,102	711	0
Payments on the capital lease	(144)	(835)	(784)
Payment for financed intangible asset	0	(1,000)	(1,000)

Cash provided from (used in) financing activities	(111,088)	(176,483)	(4,853)

Effect of foreign exchange on cash and cash equivalents	(1,376)	(2,297)	4,951

Increase (decrease) in cash and cash equivalents	1,178	(102,639)	130,070

Cash and cash equivalents at end of year	$50,370	$49,192	$151,831

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

(tabular amounts in thousands, except per-share amounts)

1.	Summary of Significant Accounting Policies

Consolidation—Our consolidated financial statements include the accounts of NewMarket Corporation and its subsidiaries. All intercompany transactions are eliminated upon consolidation. References to “we,” “our,” and “NewMarket” are to NewMarket Corporation and its subsidiaries on a consolidated basis, unless the context indicates otherwise.

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

Foreign Currency Translation—We translate the balance sheets of our foreign subsidiaries into U.S. Dollars based on the current exchange rate at the end of each period. We translate the statements of income using the weighted-average exchange rates for the period. NewMarket includes translation adjustments in the Consolidated Balance Sheets as part of accumulated other comprehensive loss and transaction adjustments in cost of sales.

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

We recognize rental revenue on a straight-line basis over the lease term. The cumulative difference between lease revenue recognized under this method and the contractual lease payment terms is recorded in “Other assets and deferred charges” on our Consolidated Balance Sheets.

Cash and Cash Equivalents—Our cash equivalents generally consist of government obligations and commercial paper with original maturities of 90 days or less. Throughout the year, we have cash balances in excess of federally insured amounts on deposit with various financial institutions. We state cash and cash equivalents at cost, which approximates fair value.

At both December 31, 2011 and December 31, 2010, we had a book overdraft for some of our disbursement cash accounts. A book overdraft represents disbursements that have not cleared the bank accounts at the end of the reporting period. We transfer cash on an as-needed basis to fund these items as the items clear the bank in subsequent periods.

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

Notes to Consolidated Financial Statements

(tabular amounts in thousands, except per-share amounts)

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

Real Estate Development and Construction Costs—We capitalize in property, plant, and equipment the costs associated with real estate development projects, including the cost of land, as well as development and construction costs. We also capitalize interest costs associated with the project. Upon completion of the project, the accumulated depreciable costs are recognized in the Consolidated Statements of Income over the estimated useful life of the asset.

Intangibles (Net of Amortization) and Goodwill—Identifiable intangibles include the cost of acquired contracts, formulas and technology, trademarks and trade names, and customer bases. We assign a value to identifiable intangibles based on independent appraisals and internal estimates at the time of acquisition. NewMarket amortizes the cost of the customer bases by an accelerated method and the cost of the remaining identifiable intangibles by the straight-line method over the estimated economic life of the intangible.

Goodwill arises from the excess of cost over net assets of businesses acquired. Goodwill represents the residual purchase price after allocation to all identifiable net assets. We test goodwill for impairment each year and whenever a significant event or circumstance occurs which could reduce the fair value of the reporting unit to which the goodwill applies below the carrying amount of the reporting unit.

Impairment of Long-Lived Assets—When significant events or circumstances occur that might impair the value of long-lived assets, we evaluate recoverability of the recorded cost of these assets. Assets are considered to be impaired if their carrying amount is not recoverable from the estimated undiscounted future cash flows associated with the assets. If we determine an asset is impaired and its recorded cost is higher than estimated fair market value based on the estimated present value of future cash flows, we adjust the asset to estimated fair market value.

Asset Retirement Obligations—Asset retirement obligations, including costs associated with the retirement of tangible long-lived assets, are recorded at the fair value of the liability for an asset retirement obligation when incurred instead of ratably over the life of the asset. The asset retirement costs must be capitalized as part of the carrying amount of the long-lived asset. If the liability is settled for an amount other than the recorded balance, we recognize either a gain or loss at settlement.

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

Notes to Consolidated Financial Statements

(tabular amounts in thousands, except per-share amounts)

When we can reliably determine the amount and timing of future cash flows, we discount these liabilities, incorporating an inflation factor.

Legal Costs—We expense legal costs in the period incurred.

Employee Savings Plan—Most of our full-time salaried and hourly employees may participate in defined contribution savings plans. Employees who are covered by collective bargaining agreements may also participate in a savings plan according to the terms of their bargaining agreements. Employees, as well as NewMarket, contribute to the plans. We made contributions of $4 million in 2011, as well as 2010, and $3 million in 2009 related to these plans.

Research, Development, and Testing Expenses—NewMarket expenses all research, development, and testing costs as incurred. Of the total research, development, and testing expenses, those related to new products and processes were $51 million in 2011, $45 million in 2010, and $46 million in 2009.

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

We generally provide for additional U.S. taxes that would be incurred when a foreign subsidiary returns its earnings in cash to the United States. Undistributed earnings of certain foreign subsidiaries for which U.S. taxes have not been provided totaled approximately $177 million at December 31, 2011, $138 million at December 31, 2010, and $92 million at December 31, 2009. Deferred income taxes have not been provided on these earnings since we expect them to be indefinitely reinvested abroad. Accordingly, no provision has been made for taxes that may be payable on the remittance of these earnings at December 31, 2011 or December 31, 2010. The determination of the amount of such unrecognized deferred tax liability is not practicable.

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

Stock-Based Compensation—When we issue stock options, we use an option-pricing model similar to Black-Scholes to estimate the fair value of options and recognize the related costs in the financial statements. See Note 15 for further information on our stock-based compensation plan.

Notes to Consolidated Financial Statements

(tabular amounts in thousands, except per-share amounts)

Investments—We classify current marketable securities as “available for sale” and record them at fair value with the unrealized gains or losses, net of tax, included as a component of shareholders’ equity in accumulated other comprehensive loss. The fair value is determined based on quoted market prices.

When a decline in the fair value of a marketable security is considered other than temporary, we write down the investment to estimated fair market value with a corresponding charge to earnings.

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

Pro forma consolidated results of operations for the years ended December 31, 2010 and December 31, 2009, assuming the acquisition had occurred on January 1, 2010 or January 1, 2009, would not be materially different from the actual results reported for NewMarket for the years ended December 31, 2010 and December 31, 2009.

Notes to Consolidated Financial Statements

(tabular amounts in thousands, except per-share amounts)

3.	Earnings Per Share

Basic and diluted earnings per share are calculated as follows:

	Years Ended December 31
	2011	2010	2009
Basic earnings per share
Numerator:
Net income	$206,907	$177,125	$162,283

Denominator:
Weighted-average number of shares of common stock outstanding	13,707	14,619	15,206

Basic earnings per share	$15.10	$12.12	$10.67

Diluted earnings per share
Numerator:
Net income	$206,907	$177,125	$162,283

Denominator:
Weighted-average number of shares of common stock outstanding	13,707	14,619	15,206
Shares issuable upon exercise of stock options	5	31	37

Total shares	13,712	14,650	15,243

Diluted earnings per share	$15.09	$12.09	$10.65

Options are not included in the computation of diluted earnings per share when the option exercise price exceeds the average market price of the underlying common share, as the impact on earnings per share would be anti-dilutive. We had no anti-dilutive options that were excluded from the calculation of earnings per share for any period presented.

4.	Supplemental Cash Flow Information

	Years Ended December 31
	2011	2010	2009
Cash paid during the year for
Interest and financing expenses (net of capitalization)	$17,329	$15,884	$12,456
Income taxes	$96,919	$59,949	$94,093

Notes to Consolidated Financial Statements

(tabular amounts in thousands, except per-share amounts)

5.	Trade and Other Accounts Receivable, Net

	December 31
	2011	2010
Trade receivables	$254,959	$234,233
Income tax receivables	5,755	15,146
Other tax receivables	5,060	4,928
Innospec Inc. settlement receivable	5,015	0
Other	8,059	4,174
Allowance for doubtful accounts	(516)	(733)

	$278,332	$257,748

Bad debt write-offs totaled $628 thousand in 2011 and $0 in 2010 and 2009. The allowance for doubtful accounts amounted to $1.2 million at December 31, 2009. The change in the allowance for doubtful accounts between 2009 and 2010 primarily reflected our evaluation of certain higher risk customer receivables, all of which were current at December 31, 2010, as well as allowances for disputed invoiced prices and quantities. The change in the allowance for doubtful accounts between 2010 and 2011 reflects our evaluation of certain higher risk customer receivables (all of which were current at December 31, 2011), bad debt write-offs, and allowances for disputed invoiced prices and quantities.

6.	Inventories

	December 31
	2011	2010
Finished goods and work-in-process	$249,826	$215,764
Raw materials	50,037	50,853
Stores, supplies, and other	6,922	6,598

	$306,785	$273,215

The reserve for obsolete and slow moving inventory amounted to $2 million at December 31, 2011 and $3 million at December 31, 2010. These amounts are included in the table above.

Our foreign inventories amounted to $203 million at year-end 2011 and $178 million at year-end 2010.

Our U.S. inventories, which are stated on the LIFO basis, amounted to $98 million at year-end 2011, which was below replacement cost by approximately $65 million. At year-end 2010, LIFO basis inventories were $83 million, which was approximately $49 million below replacement cost.

During 2011, the TEL and raw material petroleum additives inventory quantities were reduced resulting in a liquidation of LIFO layers. The effect of these liquidations increased net income $300 thousand with $200 thousand from petroleum additives and $100 thousand from TEL. During 2010, the TEL inventory quantities were reduced resulting in a liquidation of LIFO layers. The effect of this liquidation increased net income by $200 thousand in 2010.

Notes to Consolidated Financial Statements

(tabular amounts in thousands, except per-share amounts)

7.	Prepaid Expenses and Other Current Assets

	December 31
	2011	2010
Income taxes on intercompany profit	$17,998	$5,673
Dividend funding	8,529	5,304
Marketable securities—Innospec Inc. settlement	5,208	0
Insurance	2,661	2,380
Other	2,587	2,087

	$36,983	$15,444

8.	Property, Plant, and Equipment, At Cost

	December 31
	2011	2010
Land	$42,771	$39,302
Land improvements	31,112	31,366
Leasehold improvements	1,333	1,278
Buildings	186,960	174,328
Machinery and equipment	748,051	712,829
Construction in progress	24,245	29,077

	$1,034,472	$988,180

We depreciate the cost of property, plant, and equipment by the straight-line method and primarily over the following useful lives:

Land improvements	5 - 30 years
Buildings	10 - 50 years
Machinery and equipment	3 - 15 years

At both December 31, 2011 and December 31, 2010, assets held for lease and included in the table above, include $3 million of land, $2 million of land improvements, $66 million of buildings, and $38 million of machinery and equipment. Accumulated depreciation on these assets was $8 million at December 31, 2011 and $4 million at December 31, 2010. All of these assets represent the assets of Foundry Park I.

Interest capitalized was $500 thousand in 2011, $400 thousand in 2010, and $2.0 million in 2009. Of the total amount capitalized in 2009, $1.5 million related to the construction of the office building by Foundry Park I. Capitalized interest is amortized generally over the same lives as the asset to which it relates. Depreciation expense was $33 million in 2011, $29 million in 2010, and $23 million in 2009. Amortization of capitalized interest, which is included in depreciation expense, was $300 thousand in 2011, as well as 2010, and $200 thousand in 2009.

Notes to Consolidated Financial Statements

(tabular amounts in thousands, except per-share amounts)

9.	Other Assets and Deferred Charges

	December 31
	2011	2010
Interest rate swap deposits	$36,041	$23,175
Innospec Inc. settlement receivable	10,030	0
Deferred financing costs, net of amortization	6,795	6,165
Asbestos insurance receivables	6,345	8,489
Foundry Park I deferred leasing costs	4,597	4,997
Other	9,811	6,067

	$73,619	$48,893

We incurred $3 million of additional financing fees in 2011 primarily related to the consents we obtained from the senior note holders related to the change in the formula for calculating the capacity to make restricted payments under the senior notes. We immediately expensed $1 million of the additional financing fees and deferred the remaining $2 million, recognizing amortization expense of $1 million during 2011. The accumulated amortization on the deferred financing costs relating to our 7.125% senior notes, mortgage loan, and current senior credit facility was $3 million at December 31, 2011 and $2 million at December 31, 2010. See Note 12 for further information on our long-term debt and Note 16 for further information on interest rate swaps.

10.	Intangibles (Net of Amortization) and Goodwill

	December 31
	2011		2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Formulas and technology	$91,552	$69,387	$91,487	$64,013
Contracts	16,380	12,139	16,380	9,650
Customer bases	7,050	1,855	7,040	1,276
Trademarks and trade names	1,609	295	1,600	133
Goodwill	5,132		5,091

	$121,723	$83,676	$121,598	$75,072

Aggregate amortization expense		$8,604		$8,767

The goodwill in both 2011 and 2010 relates to the 2010 purchase by Afton of Polartech, as well as the 2008 acquisition by Afton of the North American Fuel Additives Business from GE Water and Process Technologies. The Polartech acquisition resulted in goodwill of $4.2 million, while the GE Water and Process Technologies acquisition resulted in goodwill of approximately $900 thousand. The change in the goodwill amount between 2010 and 2011 is due to foreign currency fluctuations.

The fair value of intangible assets is estimated at the time of acquisition based upon management’s assessment, as well as independent third-party appraisals in some cases. All of the intangibles relate to the petroleum additives segment. There is no accumulated goodwill impairment.

Notes to Consolidated Financial Statements

(tabular amounts in thousands, except per-share amounts)

Estimated amortization expense for the next five years is expected to be:

• 2012	$7,421
• 2013	$7,108
• 2014	$6,163
• 2015	$5,790
• 2016	$1,936

Generally, we amortize the cost of the customer base intangibles by an accelerated method and the cost of the remaining intangible assets by the straight-line method over their estimated economic lives. We generally amortize contracts over 1.5 to 10 years and formulas and technology over 5 to 20 years. Trademarks and trade names are amortized over 10 years.

11.	Accrued Expenses

	December 31
	2011	2010
Employee benefits, payroll, and related taxes	$26,255	$25,214
Customer rebates	21,414	16,160
Environmental remediation	3,281	2,823
Interest rate swap	2,366	2,395
Environmental dismantling	283	0
Other	24,947	24,966

	$78,546	$71,558

Environmental remediation and environmental dismantling includes asset retirement obligations recorded at a discount.

12.	Long-Term Debt

	December 31
	2011	2010
Senior notes—7.125% due 2016	$150,000	$150,000
Foundry Park I mortgage loan—due 2015	63,544	66,275
Revolving credit agreement	22,000	4,000
Lines of credit	8,023	1,494
Capital lease obligations	0	144

	243,567	221,913
Current maturities of long-term debt	(10,966)	(4,369)

	$232,601	$217,544

Senior Notes—The 7.125% senior notes are our senior unsecured obligations and are jointly and severally guaranteed on an unsecured basis by all existing and future domestic restricted subsidiaries wholly-owned by NewMarket. The 7.125% senior notes are due in 2016. We incurred financing costs of approximately $3 million in 2006 related to the 7.125% senior notes, which are being amortized over the term of the agreement. We incurred additional financing costs of approximately $3 million in 2011 for the consents we obtained from the

Notes to Consolidated Financial Statements

(tabular amounts in thousands, except per-share amounts)

senior note holders related to the change in the formula for calculating the capacity to make restricted payments under the senior notes. Of the $3 million incurred in 2011, $1 million was expensed immediately, with the remaining fees being amortized over the remaining term of the agreement.

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

We were in compliance with all covenants under the indenture governing the 7.125% senior notes as of December 31, 2011 and December 31, 2010.

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

At December 31, 2011, we had outstanding letters of credit of $6.1 million and borrowings of $22.0 million, resulting in the unused portion of the senior credit facility amounting to $271.9 million. For further information on the outstanding letters of credit, see Note 18.

We paid financing costs in 2010 of approximately $2.5 million related to this agreement and carried over deferred financing costs from our previous revolving credit agreement of approximately $700 thousand, resulting in total deferred financing costs of $3.2 million, which we are amortizing over the term of the Credit Agreement.

The obligations under the Credit Agreement are unsecured and are fully guaranteed by NewMarket and the subsidiary guarantors. The revolving credit facility matures on November 12, 2015.

Notes to Consolidated Financial Statements

(tabular amounts in thousands, except per-share amounts)

Borrowings made under the revolving credit facility bear interest at an annual rate equal to, at our election, either (1) the ABR plus the Applicable Rate (solely in the case of loans denominated in U.S. dollars to NewMarket) or (2) the Adjusted LIBO Rate plus the Applicable Rate. ABR is the greatest of (i) the rate of interest publicly announced by the Administrative Agent as its prime rate, (ii) the federal funds effective rate from time to time plus 0.5% or (iii) the Adjusted LIBO Rate for a one month interest period plus 1%. The Adjusted LIBO Rate means the rate at which Eurocurrency deposits in the London interbank market for certain periods (as selected by NewMarket) are quoted, as adjusted for statutory reserve requirements for Eurocurrency liabilities and other applicable mandatory costs. Depending on our consolidated Leverage Ratio, the Applicable Rate ranges from 1.00% to 1.50% for loans bearing interest based on the ABR and from 2.00% to 2.50% for loans bearing interest based on the Adjusted LIBO Rate. At December 31, 2011, the Applicable Rate was 1.00% for loans bearing interest based on the ABR and 2.00% for loans bearing interest based on the Adjusted LIBO Rate. Our average interest rate under the Credit Agreement was 2.9% during 2011. At December 31, 2011, the interest rate was 4.25%.

The Credit Agreement contains financial covenants that require NewMarket to maintain a consolidated Leverage Ratio of no more than 3.00 to 1.00 and a consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of no less than 3.00 to 1.00, as of the end of each fiscal quarter ending on and after December 31, 2010.

We were in compliance with all covenants under the Credit Agreement at December 31, 2011 and December 31, 2010.

Mortgage Loan Agreement—On January 28, 2010, Foundry Park I entered into a mortgage loan agreement in the amount of $68.4 million. The loan, which is collateralized by the Foundry Park I office building, is for a period of five years, with two thirteen-month extension options. NewMarket Corporation is fully guaranteeing the loan. The mortgage loan bears interest at a variable rate of LIBOR plus a margin of 400 basis points. At December 31, 2011, the interest rate was 4.27%. Principal payments on the loan are being made monthly based on a 15 year amortization schedule, with all remaining amounts due in five years, unless we exercise the extension options. We incurred financing costs of $1.5 million related to the mortgage loan, which are being amortized over the initial term of the agreement.

Concurrently with the closing of the mortgage loan, Foundry Park I obtained an interest rate swap to effectively convert the variable interest rate in the loan to a fixed interest rate by setting LIBOR at 2.642% for five years. Further information on the interest rate swap is in Note 16.

Other Borrowings—One of our subsidiaries in India has a short-term line of credit of 110 million Rupees for working capital purposes. The average interest rate was approximately 10.8% during 2011 and 9.8% during 2010. At December 31, 2011 the interest rate was 11.1%. The outstanding balance on the India line of credit of $1.7 million (90 million Rupees) at December 31, 2011 is due during 2012. Another subsidiary in China has a short-term line of credit of $10 million with an outstanding balance of $6.3 million at December 31, 2011. The average interest rate was approximately 2.3% during 2011 and 2.5% at December 31, 2011. The outstanding balance on the China line of credit is due during 2012.

We recorded our capital lease obligations at the lower of fair market value of the related asset at the inception of the lease or the present value of the total minimum lease payments. The capital lease obligation of approximately $100 thousand was paid off in 2011.

Notes to Consolidated Financial Statements

(tabular amounts in thousands, except per-share amounts)

Principal debt payments for the next five years are scheduled as follows:

• 2012	$11.0 million
• 2013	$3.2 million
• 2014	$3.4 million
• 2015	$76.0 million
• 2016	$150.0 million

13.	Other Noncurrent Liabilities

	December 31
	2011	2010
Employee benefits	$120,558	$90,584
Interest rate swaps	33,424	19,717
Environmental remediation	18,467	19,632
Asbestos litigation reserve	9,389	12,030
Environmental dismantling	337	478
Other	11,269	4,729

	$193,444	$147,170

The increase in employee benefits primarily reflects the deterioration in the funded status of our pension and postretirement plans. See Note 19 for further information on these employee benefit plans. Environmental remediation and environmental dismantling include our asset retirement obligations. Further information on the interest rate swaps is in Note 16.

14.	Asset Retirement Obligations

Our asset retirement obligations are related primarily to past TEL operations. The following table illustrates the 2011, 2010, and 2009 activity associated with our asset retirement obligations.

	Years Ended December 31
	2011	2010	2009
Asset retirement obligations, beginning of year	$2,975	$3,031	$3,009
Liabilities incurred	100	0	2,000
Accretion expense	165	139	168
Liabilities settled	0	0	(1,539)
Changes in expected cash flows and timing	57	(195)	(607)

Asset retirement obligations, end of year	$3,297	$2,975	$3,031

15.	Stock-Based Compensation

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

Notes to Consolidated Financial Statements

(tabular amounts in thousands, except per-share amounts)

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

The maximum aggregate number of shares of our common stock that may be issued under the Plan is 1,500,000. During 2011, 18,930 shares of our common stock were issued under the Plan resulting in 1,451,335 shares being available for grant at December 31, 2011. No participant may be granted or awarded in any calendar year options or SARs covering more than 200,000 shares of our common stock in the aggregate. For purposes of this limitation and the individual limitation on the grant of options, an option and corresponding SAR are treated as a single award.

Of the 18,930 shares of common stock issued during 2011 under the Plan, 702 shares were to six of our non-employee directors with an aggregate fair value of $120 thousand at the issue date of July 1, 2011. The fair value of the shares was based on the closing price of our common stock on the day prior to the date of issue. We recognized expense of $120 thousand related to the issuance of this common stock. The remaining 18,228 shares issued during 2011 under the Plan related to a stock award granted on August 15, 2011. The shares issued under this award vested immediately; however, the stock may not be sold or otherwise transferred until August 15, 2012. We recognized expense of $2.9 million related to the issuance of the shares under the stock award, based on the closing price of our common stock on the date of the stock award.

At December 31, 2010, we had 16,000 outstanding options to purchase shares of our common stock at an exercise price of $4.35 per share. These outstanding options became exercisable over a stated period of time. These previously granted outstanding options were awarded under Ethyl’s 1982 Stock Option Plan, which terminated in March 2004, and pursuant to which no further options may be granted. None of these options included an associated SAR. These options were exercised during 2011.

A summary of activity during 2011 in NewMarket’s stock option plan is presented below in whole shares:

	Whole Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2011	16,000	$4.35
Exercised	(16,000)	4.35		$2,805

Outstanding at December 31, 2011	0	$0	0	$0

Exercisable at December 31, 2011	0	$0	0	$0

We have neither granted nor modified any stock option awards in 2011, 2010, or 2009. The total intrinsic value of options exercised was $3 million for 2011, $2 million for 2010, and $500 thousand for 2009.

We recognized a tax benefit of $1 million on the $4.35 options for 2011 and $700 thousand for 2010. We recognized no tax benefit for 2009. There was no unrecognized compensation cost during 2011, 2010, or 2009.

Notes to Consolidated Financial Statements

(tabular amounts in thousands, except per-share amounts)

16.	Derivatives and Hedging Activities

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

Both interest rate swaps involve the receipt of variable-rate amounts based on LIBOR in exchange for fixed-rate payments over the life of the agreement without exchange of the underlying notional amount. The fixed-rate payments are at a rate of 2.642% for the mortgage loan interest rate swap, while the fixed-rate payments on the construction loan interest rate swap were at a rate of 4.975%. The notional amount of the mortgage loan interest rate swap was approximately $68 million at origination, $64 million at December 31, 2011, and $66 million at December 31, 2010. The notional amount of the mortgage loan interest rate swap amortizes to approximately $54 million over the term of the swap. The amortizing notional amount is necessary to maintain the swap notional at an amount that matches the declining mortgage loan principal balance over the loan term. The mortgage loan interest swap matures on January 29, 2015. The notional amount of the construction loan interest rate swap was approximately $94 million at December 31, 2009, just prior to its January 1, 2010 maturity.

The unrealized loss, net of tax, related to the fair value of the mortgage loan interest rate swap is recorded in accumulated other comprehensive loss in shareholders’ equity on the Consolidated Balance Sheets, and amounted to approximately $2.2 million at December 31, 2011 and $1.5 million at December 31, 2010. The unrealized loss, net of tax, related to the fair value of the construction loan interest rate swap and recorded in accumulated other comprehensive loss amounted to approximately $37 thousand at December 31, 2009. This amount was settled on January 1, 2010. Also recorded as a component of accumulated other comprehensive loss in shareholders’ equity on the Consolidated Balance Sheets was the accumulated losses related to the construction loan interest rate swap. This amounted to approximately $2.6 million, net of tax, at both December 31, 2011 and December 31, 2010. The amounts remaining in accumulated other comprehensive loss

Notes to Consolidated Financial Statements

(tabular amounts in thousands, except per-share amounts)

related to the construction loan interest rate swap are being recognized in the Consolidated Statements of Income over the depreciable life of the office building beginning in January 2010. Approximately $900 thousand, net of tax, currently recognized in accumulated other comprehensive loss related to both the construction loan interest rate swap and the mortgage loan interest rate swap is expected to be reclassified into earnings over the next twelve months.

Non-designated Hedges

On June 25, 2009, we entered into an interest rate swap with Goldman Sachs in the notional amount of $97 million and with a maturity date of January 19, 2022 (Goldman Sachs interest rate swap). NewMarket entered into the Goldman Sachs interest rate swap in connection with the termination of a loan application and related rate lock agreement between Foundry Park I and Principal Commercial Funding II, LLC (Principal). When the rate lock agreement was originally executed in 2007, Principal simultaneously entered into an interest rate swap with a third party to hedge Principal’s exposure to fluctuation in the ten-year United States Treasury Bond rate. Upon the termination on June 25, 2009 of the rate lock agreement, Goldman Sachs both assumed Principal’s position with the third party and entered into an offsetting interest rate swap with NewMarket. Under the terms of this interest rate swap, NewMarket is making fixed rate payments at 5.3075% and Goldman Sachs will make variable rate payments based on three-month LIBOR. We have collateralized this exposure through cash deposits posted with Goldman Sachs amounting to $36 million at December 31, 2011 and $23 million at December 31, 2010. This transaction effectively preserves the impact of the original rate lock agreement for the possible application to a future loan of a similar structure.

We elected not to use hedge accounting for the Goldman Sachs interest rate swap and therefore, immediately recognize any change in the fair value of this derivative financial instrument directly in earnings.

The table below presents the fair value of our derivative financial instruments, as well as their classification on the Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010.

Fair Value of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	December 31, 2011		December 31, 2010		December 31, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments					Accrued expenses and Other noncurrent liabilities		Accrued expenses and Other noncurrent liabilities
Mortgage loan interest rate swap		$0		$0		$3,692		$2,656

Derivatives Not Designated as Hedging Instruments					Accrued expenses and Other noncurrent liabilities		Accrued expenses and Other noncurrent liabilities
Goldman Sachs interest rate swap		$0		$0		$32,098		$19,456

Notes to Consolidated Financial Statements

(tabular amounts in thousands, except per-share amounts)

The total fair value reflected in the table above includes amounts recorded in accrued expenses of approximately $130 thousand at both December 31, 2011 and December 31, 2010 for the mortgage loan interest rate swap and approximately $2 million at both December 31, 2011 and December 31, 2010 for the Goldman Sachs rate swap.

The tables below present the effect of our derivative financial instruments on the Consolidated Statements of Income.

Effect of Derivative Instruments on the Consolidated Statements of Income

Designated Cash Flow Hedges

Derivatives in Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)			Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	December 31				December 31				December 31
	2011	2010	2009		2011	2010	2009		2011	2010	2009
Mortgage loan interest rate swap	$(2,627)	$(4,012)	$0	Interest and financing expenses	$(1,584)	$(1,493)	$0		$0	$0	$0

Construction loan interest rate swap	$0	$0	$(583)	Cost of rental	$(85)	$(85)	$0	Other expense, net	$0	$0	$92

Effect of Derivative Instruments on the Consolidated Statements of Income

Not Designated Derivatives

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		December 31
		2011	2010	2009
Goldman Sachs interest rate swap	Other expense, net	$(17,516)	$(10,324)	$(11,440)

Credit-risk-related Contingent Features

We have agreements with both of our current derivative counterparties that contain a provision where we could be declared in default on our derivative obligations if repayment of indebtedness is accelerated by the lender due to our default on the indebtedness.

Notes to Consolidated Financial Statements

(tabular amounts in thousands, except per-share amounts)

As of December 31, 2011, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $35 million. We have minimum collateral posting thresholds with one of our derivative counterparties and have posted cash collateral of $36 million as of December 31, 2011. If required, we could have settled our obligations under the agreements at their termination value of $35 million at December 31, 2011.

17.	Fair Value Measurements

The following table provides information on assets and liabilities measured at fair value on a recurring basis. No events occurred during the twelve months ended December 31, 2011, requiring adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

	Carrying Amount in Consolidated Balance Sheets	Fair Value	Fair Value Measurements Using
			Level 1	Level 2	Level 3
	December 31, 2011
Cash and cash equivalents	$50,370	$50,370	$50,370	$0	$0
Marketable securities	5,208	5,208	0	5,208	0
Interest rate swaps liability	35,790	35,790	0	35,790	0

	December 31, 2010
Cash and cash equivalents	$49,192	$49,192	$49,192	$0	$0
Short-term investments	300	300	300	0	0
Interest rate swaps liability	22,112	22,112	0	22,112	0

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustment associated with the derivatives utilizes Level 3 inputs. These Level 3 inputs include estimates of current credit spreads to evaluate the likelihood of default by both us and the counterparties to the derivatives. As of December 31, 2011 and December 31, 2010, we have assessed the significance of the impact of the credit valuation adjustment on the overall valuation of our derivatives and have determined that the credit valuation adjustment is not significant to the overall valuation of the derivatives. Accordingly, we have determined that our derivative valuations should be classified in Level 2 of the fair value hierarchy.

The marketable securities in the table above represent the 195,313 shares of unregistered Innospec Inc. common stock that we own. See Note 18 for further information. The fair value of the common stock is determined using the closing market price of Innospec Inc. common stock at December 31, 2011, discounted for transfer restrictions on the shares. While the Innospec Inc. common stock is traded on a national exchange and the market

Notes to Consolidated Financial Statements

(tabular amounts in thousands, except per-share amounts)

price is a Level 1 input in the fair value hierarchy, the discount factor utilizes Level 3 inputs. We have assessed the significance of the impact of the discount factor adjustment on the overall valuation of the marketable securities and have determined that it is not significant to the overall valuation of the marketable securities. Accordingly, we have determined that our marketable securities valuation should be classified in Level 2 of the fair value hierarchy as the valuation relies on quoted prices for similar assets in an active market.

Long-Term Debt—We record the value of our long-term debt at historical cost. The estimated fair value of our long-term debt is shown in the table below and is based primarily on estimated current rates available to us for debt of the same remaining duration and adjusted for nonperformance risk and credit risk.

	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current maturities	$243,567	$252,557	$221,913	$230,393

18.	Commitments and Contingencies

Contractual Commitments—NewMarket has operating lease agreements primarily for office space, transportation equipment, and storage facilities. Rental expense was $24 million in 2011, $22 million in 2010, and $19 million in 2009.

Future lease payments for all noncancelable operating leases as of December 31, 2011 are:

• 2012	$9 million
• 2013	$6 million
• 2014	$5 million
• 2015	$2 million
• 2016	$1 million
• After 2016	$1 million

We have contractual obligations for the construction of assets, as well as purchases of property and equipment of approximately $7 million at December 31, 2011.

Raw Material Purchase Obligations—We have raw material purchase obligations over the next five years amounting to approximately $256 million at December 31, 2011 for agreements to purchase goods or services that are enforceable, and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. Raw material purchase obligations exclude agreements that are cancelable without penalty. Purchase orders made in the ordinary course of business are excluded from this amount. Any amounts for which we are liable under purchase orders are reflected in our Consolidated Balance Sheets as accounts payable and accrued expenses.

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

Notes to Consolidated Financial Statements

(tabular amounts in thousands, except per-share amounts)

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

Based on the above assumptions, we have provided an undiscounted liability related to premises asbestos claims of $11 million at year-end 2011 and $14 million at year-end 2010. The liabilities related to asbestos claims are included in accrued expenses (current portion) and other noncurrent liabilities on the Consolidated Balance Sheets. Certain of these costs are recoverable through our insurance coverage and agreement with Albemarle

Notes to Consolidated Financial Statements

(tabular amounts in thousands, except per-share amounts)

Corporation. The receivable for these recoveries related to premises asbestos liabilities was $7 million at December 31, 2011 and $10 million at December 31, 2010. These receivables are included in trade and other accounts receivable, net on the Consolidated Balance Sheets for the current portion. The noncurrent portion is included in other assets and deferred charges.

Environmental—During 2000, the EPA named us as a PRP for the clean-up of soil and groundwater contamination at the Sauget Area 2 Site in Sauget, Illinois. Without admitting any fact, responsibility, fault, or liability in connection with this site, we are participating with other PRPs in site investigations and feasibility studies. The Sauget Area 2 Site PRPs received notice of approval from the EPA of their October 2009 Human Health Risk Assessment. Additionally, the PRPs have submitted their Feasibility Study (FS) to the EPA Remedy review board. We have accrued our estimated proportional share of the expenses for the FS, as well as our best estimate of our proportional share of the remediation liability proposed in our ongoing discussions and submissions with the agencies involved. We do not believe there is any additional information available as a basis for revision of the liability that we have established. The amount accrued for this site is not material.

At a former TEL plant site located in the state of Louisiana, we have completed significant environmental remediation, although we will be monitoring and treating the site for an extended period. The accrual for this site was $6.1 million at year-end 2011 and $6.8 million at year-end 2010. We based these amounts on the best estimate of future costs discounted at approximately 3% in both 2011 and 2010. An inflation factor is included in the estimate. The undiscounted liability was $7.7 million at year-end 2011 and $8.7 million at year-end 2010. The expected payments for each of the next five years amount to approximately $600 thousand for each of the years 2012 through 2016. Expected payments thereafter amount to approximately $4.7 million.

At a plant site in Houston, Texas, we have an accrual of $7.4 million at December 31, 2011 and $7.6 million at December 31, 2010 for environmental remediation, dismantling, and decontamination. Included in these amounts are $7.0 million at year-end 2011 and $7.3 million at year-end 2010 for remediation. Of the total remediation, $6.5 million at December 31, 2011 and $6.9 million at December 31, 2010 relates to remediation of groundwater and soil. The accruals for this site are discounted at approximately 3% at December 31, 2011 and December 31, 2010. The accruals include an inflation factor. The undiscounted accrual for this site was $10.2 million at year-end 2011 and $10.8 million at year-end 2010. The expected payments for each of the next five years are approximately $1.0 million in 2012, $500 thousand in 2013, $1.6 million in 2014, and $200 thousand for each of the years 2015 and 2016. Expected payments thereafter amount to approximately $6.7 million.

At a superfund site in Louisiana, we have an accrual of $3.1 million at December 31, 2011 and $3.3 million at December 31, 2010 for environmental remediation. The accrual for this site was discounted at approximately 3% at December 31, 2011 and December 31, 2010 and included an inflation factor. The undiscounted accrual for this site was $4.0 million at December 31, 2011 and $4.2 million at December 31, 2010. The expected payments over the next five years amount to approximately $300 thousand in 2012, $200 thousand in each of the years 2013 through 2014 and $300 thousand for each of the years 2015 and 2016. Expected payments thereafter amount to approximately $2.7 million.

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

Notes to Consolidated Financial Statements

(tabular amounts in thousands, except per-share amounts)

At December 31, our total accruals for environmental remediation were $21.7 million for 2011 and $22.5 million for 2010. In addition to the accruals for environmental remediation, we also have accruals for dismantling and decommissioning costs of $600 thousand at December 31, 2011 and $500 thousand at December 31, 2010.

NewMarket spent $19 million in 2011, $18 million in 2010, and $17 million in 2009 for ongoing environmental operating and clean-up costs, excluding depreciation of previously capitalized expenditures. On capital expenditures for pollution prevention and safety projects, we spent $9 million in 2011, $7 million in 2010, and $5 million in 2009.

Letters of Credit and Guarantees—We have outstanding guarantees with several financial institutions in the amount of $63 million at December 31, 2011. The guarantees are secured by letters of credit, as well as cash collateral. A portion of these guarantees is unsecured. The outstanding letters of credit amounted to $6 million at December 31, 2011, all of which were issued under the letter of credit sub-facility of our revolving credit facility. See Note 12. The letters of credit primarily relate to insurance guarantees. We renew letters of credit as necessary. The remaining amounts represent performance, lease, custom, and excise tax guarantees, as well as a cash deposit of $36 million related to the Goldman Sachs interest rate swap. The cash deposit is recorded in “Other assets and deferred charges” on the Consolidated Balance Sheets. See Note 16 for further information. Expiration dates range from 2012 to 2014. Some of the guarantees have no expiration date.

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

Notes to Consolidated Financial Statements

(tabular amounts in thousands, except per-share amounts)

The components of net periodic pension and postretirement benefit costs, as well as other amounts recognized in other comprehensive loss, are shown below.

	Years Ended December 31
	Pension Benefits			Postretirement Benefits
	2011	2010	2009	2011	2010	2009
Net periodic benefit cost
Service cost	$7,055	$6,755	$5,720	$1,514	$1,336	$1,085
Interest cost	9,079	8,559	7,934	3,158	3,277	3,408
Expected return on plan assets	(11,445)	(9,689)	(8,592)	(1,595)	(1,627)	(1,636)
Amortization of prior service cost	306	292	289	8	9	9
Amortization of actuarial net loss (gain)	3,203	3,371	2,497	(602)	(439)	(453)

Net periodic benefit cost	$8,198	$9,288	$7,848	$2,483	$2,556	$2,413

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss)
Actuarial net loss (gain)	$37,484	$(7,530)	$862	$5,072	$(1,754)	$704
Prior service cost	0	1,193	0	0	0	0
Amortization of actuarial net (loss) gain	(3,203)	(3,371)	(2,497)	602	439	453
Amortization of prior service cost	(306)	(292)	(289)	(8)	(9)	(9)

Total recognized in other comprehensive income (loss)	$33,975	$(10,000)	$(1,924)	$5,666	$(1,324)	$1,148

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$42,173	$(712)	$5,924	$8,149	$1,232	$3,561

The estimated actuarial net loss which will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2012 is expected to be $5 million for pension plans. There will be no estimated actuarial net gain to be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2012 for postretirement benefit plans. The estimated prior service cost which will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2012 is expected to be $200 thousand for pension plans, while the estimated prior service credit which will be amortized from accumulated comprehensive loss into net periodic benefit cost during 2012 is expected to be $9 thousand for postretirement benefit plans.

Notes to Consolidated Financial Statements

(tabular amounts in thousands, except per-share amounts)

Changes in the plans’ benefit obligations and assets follow.

	Years Ended December 31
	Pension Benefits		Postretirement Benefits
	2011	2010	2011	2010
Change in benefit obligation
Benefit obligation at beginning of year	$154,579	$147,211	$58,770	$59,733
Service cost	7,055	6,755	1,514	1,336
Interest cost	9,079	8,559	3,158	3,277
Plan amendment	0	1,193	0	0
Actuarial net loss (gain)	26,505	(3,677)	4,324	(2,280)
Benefits paid	(6,157)	(5,462)	(3,283)	(3,296)

Benefit obligation at end of year	$191,061	$154,579	$64,483	$58,770

Change in plan assets
Fair value of plan assets at beginning of year	$112,143	$90,141	$26,623	$27,157
Actual return on plan assets	466	13,542	847	1,101
Employer contributions	22,634	13,922	1,716	1,661
Benefits paid	(6,157)	(5,462)	(3,283)	(3,296)

Fair value of plan assets at end of year	$129,086	$112,143	$25,903	$26,623

Funded status	$(61,975)	$(42,436)	$(38,580)	$(32,147)

Amounts recognized in the Consolidated Balance Sheets
Noncurrent assets	$0	$661	$0	$0
Current liabilities	(2,443)	(2,434)	(1,800)	(1,809)
Noncurrent liabilities	(59,532)	(40,663)	(36,780)	(30,338)

	$(61,975)	$(42,436)	$(38,580)	$(32,147)

Amounts recognized in accumulated other comprehensive loss
Actuarial net loss (gain)	$95,031	$60,750	$(5,846)	$(11,520)
Prior service (cost) credit	(892)	(586)	27	35

	$94,139	$60,164	$(5,819)	$(11,485)

The 2010 plan amendment in the table above represents contract negotiations with the Sauget and Houston plans.

The accumulated benefit obligation for all domestic defined benefit pension plans was $159 million at December 31, 2011 and $130 million at December 31, 2010.

The projected benefit obligation exceeded the fair market value of plan assets for all domestic plans at December 31, 2011. The accumulated benefit obligation exceeded the fair market value of plan assets for all the domestic plans, except for the Port Arthur plan, at December 31, 2011.

The projected benefit obligation exceeded the fair market value of plan assets for all domestic plans, except for the Port Arthur and Sauget plans, at December 31, 2010. The fair market value of plan assets for all domestic plans, except the nonqualified plan, exceeded the accumulated benefit obligation at December 31, 2010.

The net asset position for plans in which assets exceed the projected benefit obligation is included in prepaid pension cost on the Consolidated Balance Sheets. The net liability position of plans in which the projected benefit obligation exceeds assets is included in other noncurrent liabilities on the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements

(tabular amounts in thousands, except per-share amounts)

A portion of the accrued benefit cost for the nonqualified plan is included in current liabilities at both December 31, 2011 and December 31, 2010. As the nonqualified plan is unfunded, the amount reflected in current liabilities represents the expected benefit payments related to the nonqualified plan during 2012.

The following table shows information on domestic pension plans with the accumulated benefit obligation in excess of plan assets. The second table presents information on domestic pension plans with the projected benefit obligation in excess of plan assets.

	2011	2010
Plans with the accumulated benefit obligation in excess of the fair market value of plan assets
Projected benefit obligation	$189,260	$25,825
Accumulated benefit obligation	157,444	24,429
Fair market value of plan assets	127,323	0

	2011	2010
Plans with the projected benefit obligation in excess of the fair market value of plan assets
Projected benefit obligation	$191,061	$130,501
Fair market value of plan assets	129,086	87,377

There are no assets held in the nonqualified plan by the trustee for the retired beneficiaries of the nonqualified plan. Payments to retired beneficiaries of the nonqualified plan are made with cash from operations.

Assumptions—We used the following assumptions to calculate the results of our retirement plans:

	Pension Benefits			Postretirement Benefits
	2011	2010	2009	2011	2010	2009
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31
Discount rate	5.875%	5.875%	6.250%	5.875%	5.875%	6.250%
Expected long-term rate of return on plan assets	9.00%	9.00%	9.00%	6.25%	6.25%	6.25%
Rate of projected compensation increase	3.50%	4.00%	3.75%

Weighted-average assumptions used to determine benefit obligations at December 31
Discount rate	5.000%	5.875%	5.875%	5.000%	5.875%	5.875%
Rate of projected compensation increase	3.50%	3.50%	4.00%

For pension plans, we base the assumed expected long-term rate of return for plan assets on an analysis of our actual investments, including our asset allocation, as well as a stochastic analysis of expected returns. This analysis reflects the expected long-term rates of return for each significant asset class and economic indicator. As of January 1, 2012, the expected rates were 8.8% for U.S. large cap stocks, 3.0% for fixed income, and 2.3% for inflation. The range of returns developed relies both on forecasts and on broad-market historical benchmarks for expected return, correlation, and volatility for each asset class. Our asset allocation is predominantly weighted toward equities. Through our ongoing monitoring of our investments, we have determined that we should maintain the expected long-term rate of return for our U.S. plans at 9.0% at December 31, 2011. For the post-retirement plan, we based the assumed expected long-term rate of return for plan assets on an evaluation of projected interest rates, as well as the guaranteed interest rate for our insurance contract.

Notes to Consolidated Financial Statements

(tabular amounts in thousands, except per-share amounts)

Assumed health care cost trend rates at December 31 are shown in the table below. The expected health care cost trend rate for 2011 was 8.5%.

	2011	2010
Health care cost trend rate assumed for next year	8.0%	8.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.75%	5.0%
Year that the rate reaches the ultimate trend rate	2017	2018

A one-percentage point change in the assumed health care cost trend rate would have the following effects.

	1% Increase	1% Decrease
Effect on accumulated postretirement benefit obligation as of December 31, 2011	$8,965	$(7,015)
Effect on net periodic postretirement benefit cost in 2011	$820	$(626)

The Patient Protection and Affordable Care Act (PPACA), as amended by the Health Care and Education Reconciliation Act of 2010, was signed into law in March 2010. The PPACA mandates health care reforms with effective dates from 2010 to 2018, including an excise tax on high cost health care plans effective in 2018. The additional accumulated postretirement liability resulting from the PPACA is not material and has been included in the benefit obligation for our postretirement plan at December 31, 2011 and December 31, 2010. Given the complexity of the PPACA and the extended time period during which implementation is currently expected to occur, additional adjustments to the benefit obligation may be necessary.

Plan Assets—Pension plan assets are held and distributed by trusts and consist principally of common stock and investment-grade fixed income securities. We invest directly in common stocks, as well as in funds which primarily hold stock and debt securities. Our target allocation is 90% to 97% in equities and 3% to 10% in debt securities or cash.

The pension obligation is long-term in nature and the investment philosophy followed by the Pension Investment Committee is likewise long-term in its approach. The majority of the pension funds are invested in equity securities as historically, equity securities have outperformed debt securities and cash investments, resulting in a higher investment return over the long-term. While in the short-term, equity securities may underperform other investment classes, we are less concerned with short-term results and more concerned with long-term improvement. The pension funds are managed by six different investment companies who predominantly invest in U.S. and international equities. Each investment company’s performance is reviewed quarterly. A small portion of the funds is in investments, such as cash or short-term bonds, which historically has been less vulnerable to short-term market swings. These funds are used to provide the cash needed to meet our monthly obligations.

There are no significant concentrations of risk within plan assets, nor do the equity securities include any NewMarket common stock for any year presented.

The assets of the postretirement benefit plan are invested completely in an insurance contract held by Metropolitan Life. No NewMarket common stock is included in these assets.

Notes to Consolidated Financial Statements

(tabular amounts in thousands, except per-share amounts)

The following table provides information on the fair value of our pension and postretirement benefit plans assets, as well as the related level within the fair value hierarchy.

	December 31, 2011				December 31, 2010
		Fair Value Measurements Using				Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Pension Plans
Equity securities:
U. S. companies	$89,659	$89,659	$0	$0	$73,814	$73,808	$6	$0
International companies	11,234	11,234	0	0	11,978	11,768	210	0
Real estate investment trusts	1,198	1,198	0	0	1,930	1,930	0	0
Exchange traded funds	0	0	0	0	838	838	0	0
Common collective trust	11,898	0	11,898	0	12,453	0	12,453	0
Money market instruments	3,367	3,367	0	0	2,687	2,687	0	0
Mutual funds—fixed income	8,090	8,090	0	0	6,987	6,987	0	0
Cash and cash equivalents	3,198	3,198	0	0	1,192	1,192	0	0
Insurance contract	442	0	442	0	264	0	264	0

	$129,086	$116,746	$12,340	$0	$112,143	$99,210	$12,933	$0

Postretirement Plans
Insurance contract	$25,903	$0	$25,903	$0	$26,623	$0	$26,623	$0

The 2010 common collective trust fair value has been reclassified from Level 1 to Level 2 to conform to current presentation.

The valuation methodologies used to develop the fair value measurements for the investments in the table above is outlined below. There have been no changes in the valuation techniques used to value the investments.

•	Equity securities, including common stock, real estate investment trusts, and exchange traded funds, are valued at the closing price reported on a national exchange.

•	The common collective trust is valued at the net asset value of units held by the Plan based on quoted market value of the underlying investments held by the fund.

•	Mutual funds are valued at the closing price reported on a national exchange.

•	Money market instruments are valued at cost, which approximates fair value.

•	Cash and cash equivalents are valued at cost.

•

The insurance contracts are unallocated funds deposited with an insurance company and are stated at an amount equal to the sum of all amounts deposited less the sum of all amounts withdrawn, adjusted for investment return.

Notes to Consolidated Financial Statements

(tabular amounts in thousands, except per-share amounts)

Cash Flows—For U.S. plans, NewMarket expects to contribute $23 million to the pension plans and $2 million to our other postretirement benefit plans in 2012. The expected benefit payments for the next ten years are as follows.

	Expected Pension Benefit Payments	Expected Postretirement Benefit Payments
2012	$6,713	$3,917
2013	7,194	3,809
2014	7,804	3,679
2015	8,767	3,568
2016	9,453	3,449
2017 through 2021	58,493	15,831

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

In addition to the foreign defined benefit pension plans, NewMarket also provides retirement benefits in Japan and Brazil which are not defined benefit plans. The total pension expense for these plans was $300 thousand for 2011, $200 thousand for 2010, and $100 thousand for 2009.

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

Notes to Consolidated Financial Statements

(tabular amounts in thousands, except per-share amounts)

	Years Ended December 31
	Pension Benefits			Postretirement Benefits
	2011	2010	2009	2011	2010	2009
Net periodic benefit cost
Service cost	$4,510	$3,015	$2,543	$30	$25	$13
Interest cost	5,881	5,447	5,010	153	146	142
Expected return on plan assets	(6,365)	(5,344)	(3,918)	0	0	0
Amortization of prior service cost	84	86	77	0	0	0
Amortization of transition (asset) obligation	0	(37)	(35)	53	52	47
Amortization of actuarial net loss	1,083	1,240	1,618	61	53	34
Settlement loss	0	0	241	0	0	0

Net periodic benefit cost	$5,193	$4,407	$5,536	$297	$276	$236

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss)
Actuarial net loss (gain)	$2,447	$(723)	$(2,720)	$(374)	$115	$521
Prior service cost	0	49	56	0	0	0
Settlement loss	0	0	(241)	0	0	0
Amortization of transition asset (obligation)	0	37	35	(53)	(52)	(47)
Amortization of actuarial net loss	(1,083)	(1,240)	(1,618)	(61)	(53)	(34)
Amortization of prior service cost	(84)	(86)	(77)	0	0	0

Total recognized in other comprehensive income (loss)	$1,280	$(1,963)	$(4,565)	$(488)	$10	$440

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$6,473	$2,444	$971	$(191)	$286	$676

The estimated actuarial net loss which will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2012 is expected to be $1 million for foreign pension plans and $30 thousand for foreign postretirement benefit plans. The estimated prior service cost which will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2012 is expected to be $300 thousand for foreign pension plans and zero for foreign postretirement benefit plans. There will be no estimated unrecognized transition asset amortized from accumulated other comprehensive loss into net periodic benefit cost during 2012 for foreign pension plans. The estimated unrecognized transition obligation which will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2012 is expected to be $50 thousand expense for foreign postretirement benefit plans.

Notes to Consolidated Financial Statements

(tabular amounts in thousands, except per-share amounts)

Changes in the benefit obligations and assets of the foreign defined benefit plans follow.

	Years Ended December 31
	Pension Benefits		Postretirement Benefits
	2011	2010	2011	2010
Change in benefit obligation
Benefit obligation at beginning of year	$108,304	$102,092	$3,068	$2,810
Service cost	4,510	3,015	30	25
Interest cost	5,881	5,447	153	146
Plan amendments	0	48	0	0
Employee contributions	662	551	0	0
Actuarial net (gain) loss	(1,392)	4,832	(391)	113
Benefits paid	(4,095)	(4,026)	(213)	(174)
Foreign currency translation	(1,214)	(3,655)	(51)	148

Benefit obligation at end of year	$112,656	$108,304	$2,596	$3,068

Change in plan assets
Fair value of plan assets at beginning of year	$103,364	$92,456	$0	$0
Actual return on plan assets	2,364	10,887	0	0
Employer contributions	6,699	6,369	213	174
Employee contributions	662	551	0	0
Benefits paid	(4,095)	(4,026)	(213)	(174)
Foreign currency translation	(817)	(2,873)	0	0

Fair value of plan assets at end of year	$108,177	$103,364	$0	$0

Funded status	$(4,479)	$(4,940)	$(2,596)	$(3,068)

Amounts recognized in the Consolidated Balance Sheets
Noncurrent assets	$11,494	$7,936	$0	$0
Current liabilities	(384)	(373)	(206)	(163)
Noncurrent liabilities	(15,589)	(12,503)	(2,390)	(2,905)

	$(4,479)	$(4,940)	$(2,596)	$(3,068)

Amounts recognized in accumulated other comprehensive loss
Actuarial net loss	$32,923	$31,559	$515	$950
Prior service cost	(2,246)	(2,162)	0	0
Transition obligation	10	10	285	338

	$30,687	$29,407	$800	$1,288

The accumulated benefit obligation for all foreign defined benefit pension plans was $98 million at December 31, 2011 and $95 million at December 31, 2010.

The fair market value of plan assets exceeded both the accumulated benefit obligation and projected benefit obligation for the United Kingdom plan at year-end 2011. The net asset position of the United Kingdom plan is included in prepaid pension cost on the Consolidated Balance Sheets at December 31, 2011. The accumulated benefit obligation and projected benefit obligation exceeded the fair market value of plan assets for the German, Afton Belgium, Canadian Hourly, and Canadian Salary plans at December 31, 2011. The accrued benefit cost of these plans is included in other noncurrent liabilities on the Consolidated Balance Sheets. As the German plan is unfunded, a portion of the accrued benefit cost for the German plan is included in current liabilities at year-end 2011 reflecting the expected benefit payments related to the plan for the following year.

Notes to Consolidated Financial Statements

(tabular amounts in thousands, except per-share amounts)

The fair market value of plan assets exceeded both the accumulated benefit obligation and projected benefit obligation for the Canadian Salary plan and the United Kingdom plan at year-end 2010. The net asset positions of the Canadian Salary plan and the United Kingdom plan are included in prepaid pension cost on the Consolidated Balance Sheets in 2010. For the Canadian Hourly plan in 2010, the fair market value of plan assets exceeded the accumulated benefit obligation, but not the projected benefit obligation. The net liability position of the Canadian Hourly plan is included in noncurrent liabilities. The accumulated benefit obligation and projected benefit obligation exceed the fair market value of plan assets for the German and Afton Belgium plans at December 31, 2010. The accrued benefit cost of these plans is included in other noncurrent liabilities on the Consolidated Balance Sheets. A portion of the accrued benefit cost of the German plan is included in current liabilities.

The following table shows information on foreign plans with the accumulated benefit obligation in excess of plan assets. The second table shows information on plans with the projected benefit obligation in excess of plan assets.

	2011	2010
Plans with the accumulated benefit obligation in excess of the fair market value of plan assets
Projected benefit obligation	$38,758	$22,245
Accumulated benefit obligation	30,902	16,120
Fair market value of plan assets	22,785	9,492

	2011	2010
Plans with the projected benefit obligation in excess of the fair market value of plan assets
Projected benefit obligation	$38,758	$25,594
Fair market value of plan assets	22,785	12,717

Assumptions—The information in the table below provides the weighted-average assumptions used to calculate the results of our foreign defined benefit plans.

	Pension Benefits			Postretirement Benefits
	2011	2010	2009	2011	2010	2009
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31
Discount rate	5.16%	5.52%	5.93%	5.00%	5.25%	7.00%
Expected long-term rate of return on plan assets	5.92%	5.92%	5.35%
Rate of projected compensation increase	4.63%	4.22%	4.24%

Weighted-average assumptions used to determine benefit obligations at December 31
Discount rate	4.65%	5.16%	5.52%	4.25%	5.00%	5.25%
Rate of projected compensation increase	4.24%	4.63%	4.22%

The actuarial assumptions used by the various foreign locations are based upon the circumstances of each particular country and pension plan. The factors impacting the determination of the long-term rate of return for a particular foreign pension plan include the market conditions within a particular country, as well as the investment strategy and asset allocation of the specific plan.

Notes to Consolidated Financial Statements

(tabular amounts in thousands, except per-share amounts)

Assumed health care cost trend rates at December 31 are shown in the table below.

	2011	2010
Health care cost trend rate assumed for next year	5.0%	7.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2012	2016

A one-percentage point change in the assumed health care cost trend rate would have the following effects.

	1% Increase	1% Decrease
Effect on accumulated postretirement benefit obligation as of December 31, 2011	$292	$(361)
Effect on net periodic postretirement benefit cost in 2011	$1	$(3)

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

Notes to Consolidated Financial Statements

(tabular amounts in thousands, except per-share amounts)

The following table provides information on the fair value of our foreign pension plans assets, as well as the related level within the fair value hierarchy.

	December 31, 2011				December 31, 2010
		Fair Value Measurements Using				Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Pension Plans
Equity securities:
U.S. companies	$5,833	$5,833	$0	$0	$6,081	$6,081	$0	$0
International companies	38,159	38,159	0	0	39,826	39,826	0	0
Debt securities—corporate	16,715	16,715	0	0	13,233	13,233	0	0
Debt securities—government	20,222	20,222	0	0	16,418	16,418	0	0
Cash and cash equivalents	297	297	0	0	465	465	0	0
Pooled investment funds:
Equity securities—U.S. companies	825	0	825	0	786	0	786	0
Equity securities—international companies	8,735	0	8,735	0	9,752	0	9,752	0
Debt securities—corporate	690	0	690	0	470	0	470	0
Debt securities—government	779	0	779	0	940	0	940	0
Money market instruments	1,635	0	1,635	0	1,720	0	1,720	0
Cash and cash equivalents	333	0	333	0	278	0	278	0
Property	4,166	0	4,166	0	3,903	0	3,903	0
Insurance contract	9,788	0	9,788	0	9,492	0	9,492	0

	$108,177	$81,226	$26,951	$0	$103,364	$76,023	$27,341	$0

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

Notes to Consolidated Financial Statements

(tabular amounts in thousands, except per-share amounts)

Cash Flows—For foreign pension plans, NewMarket expects to contribute $6 million to the plans in 2012. We expect to contribute approximately $200 thousand to the Canadian postretirement benefit plan. The expected benefit payments for the next ten years are as follows:

	Expected Pension Benefit Payments	Expected Postretirement Benefit Payments
2012	$3,444	$206
2013	4,179	139
2014	3,284	145
2015	4,142	150
2016	3,783	154
2017 through 2021	20,519	789

20.	Other Expense, Net

Other expense, net was $18 million in 2011, $10 million in 2010, and $11 million in 2009, primarily representing a loss on the Goldman Sachs interest rate swap derivative instrument recorded at fair value. See Note 16 for additional information on the interest rate swap.

21.	Gains and Losses on Foreign Currency

Transactions conducted in a foreign currency resulted in a net loss of $2 million in 2011, as well as 2010, and $8 million in 2009. These amounts are reported in cost of sales.

22.	Income Tax Expense

Our income before income taxes, as well as the provision for income taxes, follows:

	Years Ended December 31
	2011	2010	2009
Income before income tax expense
Domestic	$198,153	$149,640	$184,217
Foreign	105,564	110,356	55,159

	$303,717	$259,996	$239,376

Income tax expense
Current income taxes
Federal	$55,909	$45,658	$51,374
State	9,996	4,470	5,337
Foreign	28,530	30,810	16,125

	94,435	80,938	72,836

Deferred income taxes
Federal	1,380	1,319	4,768
State	230	62	(1,901)
Foreign	765	552	1,390

	2,375	1,933	4,257

Total income tax expense	$96,810	$82,871	$77,093

Notes to Consolidated Financial Statements

(tabular amounts in thousands, except per-share amounts)

The reconciliation of the U.S. federal statutory rate to the effective income tax rate follows:

	% of Income Before Income Tax Expense
	2011	2010	2009
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal tax	1.9	1.4	1.8
Foreign operations	(2.0)	(1.8)	(0.6)
Impact of rate changes on deferred taxes	0.0	(0.1)	(0.7)
Research tax credit	(0.7)	(0.7)	(0.8)
Domestic manufacturing tax benefit	(2.4)	(1.4)	(2.0)
Other items and adjustments	0.1	(0.5)	(0.5)

Effective income tax rate	31.9%	31.9%	32.2%

For those foreign subsidiaries that we have not determined their undistributed earnings to be indefinitely reinvested and based on available foreign tax credits and current U.S. income tax rates, we believe that we have adequately provided for any additional U.S. taxes that would be incurred when one of these foreign subsidiaries returns its earnings in cash to the United States.

Certain foreign operations have a U.S. tax impact due to our election to include their earnings in our federal income tax return.

Our deferred income tax assets and liabilities follow.

	December 31
	2011	2010
Deferred income tax assets
Future employee benefits	$45,502	$37,931
Environmental and future shutdown reserves	7,751	7,977
Loss on derivatives	15,466	10,176
Trademark expenses	4,911	4,590
Foreign currency translation adjustments	4,713	2,800
Litigation accruals	1,289	1,474
Financed intangible asset	1,779	1,521
Other	3,465	2,034

	84,876	68,503

Deferred income tax liabilities
Depreciation and amortization	25,664	21,646
Intangibles	5,067	8,272
Inventory valuation and related reserves	2,851	2,836
Undistributed earnings of foreign subsidiaries	4,995	4,073
Other	3,233	2,826

	41,810	39,653

Net deferred income tax assets	$43,066	$28,850

Reconciliation to financial statements
Deferred income tax assets—current	$7,261	$6,876
Deferred income tax assets—noncurrent	35,805	21,974

Net deferred income tax assets	$43,066	$28,850

Notes to Consolidated Financial Statements

(tabular amounts in thousands, except per-share amounts)

Our deferred taxes are in a net asset position at December 31, 2011. Based on current forecast operating plans and historical profitability, we believe that we will recover nearly the full benefit of our deferred tax assets and have, therefore, recorded an immaterial valuation allowance at a foreign subsidiary.

A reconciliation of the beginning and ending balances of the unrecognized tax benefits from uncertain positions is as follows:

Balance at January 1, 2009	$2,391
Additions for tax positions of prior years	200
Reductions as a result of settlements with tax authorities	(1,474)
Decreases for tax positions of prior years	(200)

Balance at December 31, 2009	917
Additions for tax positions of prior years	333
Reductions as a result of settlements with tax authorities	(200)
Decreases for tax positions of prior years	(317)

Balance at December 31, 2010	733
Additions for tax positions of prior years	200
Reductions as a result of settlements with tax authorities	(200)
Decreases for tax positions of prior years	(133)

Balance at December 31, 2011	$600

All of the balance at December 31, 2011, if recognized, would affect our effective tax rate.

During the year ended December 31, 2011, we reduced the accrued interest associated with uncertain tax positions by an immaterial amount, resulting in net accrued interest of approximately $45 thousand. During the year ended December 31, 2010, we reduced the accrued interest associated with uncertain tax positions by an immaterial amount, resulting in a net accrued interest of approximately $50 thousand. During the year ended December 31, 2009, we reduced the accrued interest associated with uncertain tax positions by approximately $250 thousand, resulting in a net accrued interest of approximately $50 thousand. We recognize accrued interest and penalties associated with uncertain tax positions as part of income tax expense on our Consolidated Statements of Income.

We expect the amount of unrecognized tax benefits to change in the next twelve months; however, we do not expect the change to have a material impact on our financial statements.

Our U.S. subsidiaries join in the filing of a U.S. federal consolidated income tax return. We are no longer subject to U.S. federal income tax examinations for years before 2008. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from three to five years. Years still open to examination by foreign tax authorities in major jurisdictions include: the United Kingdom (2008 and forward); Singapore (2011 and forward); Japan (2008 and forward); Belgium (2008 and forward); and Canada (2004 and forward). We are currently under examination in various U.S. state and foreign jurisdictions.

Notes to Consolidated Financial Statements

(tabular amounts in thousands, except per-share amounts)

23.	Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

The pre-tax, tax, and after-tax effects related to the adjustments in accumulated other comprehensive loss follow.

	Foreign Currency Translation Adjustments	Pension Plans and Other Postretirement Benefits Adjustments	Accumulated Derivative Gain (Loss)	Marketable Securities	Accumulated Other Comprehensive Loss
December 31, 2008	$(29,881)	$(63,568)	$(2,301)	$0	$(95,750)

Adjustments	20,008	0	(583)	0
Prior service cost arising during the period	0	(56)	0	0
Amortization of prior service cost included in net periodic pension cost	0	375	0	0

Net prior service cost	0	319	0	0

Actuarial net gain arising during the period	0	633	0	0
Amortization of actuarial net loss included in net periodic pension cost	0	3,696	0	0
Settlement loss	0	241	0	0

Actuarial net gain	0	4,570	0	0

Amortization of transition obligation included in net periodic pension cost	0	12	0	0
Tax (expense) benefit	(2,192)	(1,388)	220	0

Other comprehensive income (loss)	17,816	3,513	(363)	0	20,966

December 31, 2009	(12,065)	(60,055)	(2,664)	0	(74,784)

Adjustments	(5,955)	0	(2,434)	0
Prior service cost arising during the period	0	(1,242)	0	0
Amortization of prior service cost included in net periodic pension cost	0	387	0	0

Net prior service cost	0	(855)	0	0

Actuarial net gain arising during the period	0	9,892	0	0
Amortization of actuarial net loss included in net periodic pension cost	0	4,225	0	0

Actuarial net gain	0	14,117	0	0

Amortization of transition obligation in net periodic pension cost	0	15	0	0
Tax (expense) benefit	(87)	(4,784)	947	0

Other comprehensive income (loss)	(6,042)	8,493	(1,487)	0	964

December 31, 2010	(18,107)	(51,562)	(4,151)	0	(73,820)

Adjustments	(395)	0	(958)	590
Amortization of prior service cost included in net periodic pension cost	0	398	0	0
Actuarial net loss arising during the period	0	(44,629)	0	0
Amortization of actuarial net loss included in net periodic pension cost	0	3,745	0	0

Actuarial net loss	0	(40,884)	0	0

Amortization of transition obligation included in net periodic pension cost	0	53	0	0
Tax (expense) benefit	558	15,579	373	(226)

Other comprehensive income (loss)	163	(24,854)	(585)	364	(24,912)

December 31, 2011	$(17,944)	$(76,416)	$(4,736)	$364	$(98,732)

Notes to Consolidated Financial Statements

(tabular amounts in thousands, except per-share amounts)

24.	Segment and Geographic Area Information

Segment Information—The tables below show our consolidated segment results. The “All other” category includes the operations of the TEL business, as well as certain contract manufacturing performed by Ethyl.

The accounting policies of the segments are the same as those described in Note 1. We evaluate the performance of the petroleum additives business based on segment operating profit. NewMarket Services departments and other expenses are billed to Afton and Ethyl based on the services provided under the holding company structure. Depreciation on segment property, plant, and equipment, as well as amortization of segment intangible assets is included in segment operating profit. No transfers occurred between the petroleum additives segment, the real estate development segment or the “All other” category during the periods presented. The table below reports revenue and operating profit by segment, as well as a reconciliation to income before income taxes for the last three years.

	2011	2010	2009
Revenue
Petroleum additives	$2,126,444	$1,774,372	$1,518,138
Real estate development	11,431	11,316	0
All other	11,683	11,704	11,984

Consolidated revenue (a)	$2,149,558	$1,797,392	$1,530,122

Segment operating profit
Petroleum additives
Petroleum additives before gain on legal settlement, net	$309,626	$299,053	$279,800
Gain on legal settlement, net (b)	38,656	0	0

Total petroleum additives	348,282	299,053	279,800
Real estate development	7,042	7,000	(391)
All other	2,861	2,403	(57)

Segment operating profit	358,185	308,456	279,352
Corporate, general, and administrative expenses	(16,709)	(20,330)	(17,033)
Interest and financing expenses, net	(18,820)	(17,261)	(11,716)
Loss on interest rate swap agreement (c)	(17,516)	(10,324)	(11,440)
Other (expense) income, net	(1,423)	(545)	213

Income before income tax expense	$303,717	$259,996	$239,376

(a)	Net sales to one customer of our petroleum additives segment exceeded 10% of consolidated revenue in 2011, 2010, and 2009. Sales to Royal Dutch Shell plc and its affiliates (Shell) amounted to $246 million (11% of consolidated revenue) in 2011, $217 million (12% of consolidated revenue) in 2010, and $232 million (15% of consolidated revenue) in 2009. These sales represent a wide-range of products sold to this customer in multiple regions of the world.
(b)	For 2011, the petroleum additives segment includes a net gain of $38.7 million related to a legal settlement. See Note 18 for additional information.
(c)	The loss on the interest rate swap agreement represents the change, since the beginning of the reporting period, in the fair value of an interest rate swap which we entered into on June 25, 2009. We are not using hedge accounting to record the interest rate swap, and accordingly, any change in the fair value is immediately recognized in earnings.

Notes to Consolidated Financial Statements

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

	2011	2010	2009
Segment assets
Petroleum additives	$854,134	$768,814	$613,852
Real estate development	109,162	112,385	113,125
All other	14,125	17,246	17,633

	977,421	898,445	744,610
Cash and cash equivalents	50,370	49,192	151,831
Short-term investments	0	300	300
Other accounts receivable	173	5,906	379
Deferred income taxes	43,066	28,850	38,788
Prepaid expenses	36,943	15,358	38,975
Non-segment property, plant and equipment, net	24,791	23,315	23,951
Prepaid pension cost	11,494	8,597	2,430
Other assets and deferred charges	47,404	32,778	23,928

Total assets	$1,191,662	$1,062,741	$1,025,192

Additions to long-lived assets
Petroleum additives	$50,760	$42,908	$37,173
Real estate development	0	2,046	53,030
All other	30	51	25
Corporate	2,725	1,631	405

Total additions to long-lived assets	$53,515	$46,636	$90,633

Depreciation and amortization
Petroleum additives	$36,604	$32,454	$30,098
Real estate development	4,091	4,065	0
All other	112	98	94
Corporate	2,545	2,517	2,628

Total depreciation and amortization	$43,352	$39,134	$32,820

Notes to Consolidated Financial Statements

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

	2011	2010	2009
Revenue
United States	$767,715	$650,781	$604,592
Foreign	1,381,843	1,146,611	925,530

Consolidated revenue	$2,149,558	$1,797,392	$1,530,122

Total assets
United States	$634,939	$590,216	$637,227
Foreign	556,723	472,525	387,965

Total assets	$1,191,662	$1,062,741	$1,025,192

Long-lived assets
United States	$256,998	$255,785	$256,901
Foreign	95,968	78,191	45,514

Total long-lived assets	$352,966	$333,976	$302,415

25.	Selected Quarterly Consolidated Financial Data (unaudited)

2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$508,083	$578,523	$557,396	$505,556
Gross profit	$140,964	$147,796	$145,196	$125,071
Net income	$49,589	$52,259	$71,361	$33,698
Basic earnings per share
Net income	$3.57	$3.77	$5.22	$2.51
Diluted earnings per share
Net income	$3.57	$3.77	$5.22	$2.51
Shares used to compute basic earnings per share	13,890	13,852	13,680	13,405
Shares used to compute diluted earnings per share	13,906	13,856	13,680	13,405

2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$395,126	$469,841	$471,777	$460,648
Gross profit	$120,408	$132,201	$135,922	$126,928
Net income	$42,138	$39,856	$45,719	$49,412
Basic earnings per share
Net income	$2.79	$2.69	$3.19	$3.48
Diluted earnings per share
Net income	$2.78	$2.69	$3.18	$3.47
Shares used to compute basic earnings per share	15,118	14,796	14,353	14,209
Shares used to compute diluted earnings per share	15,154	14,828	14,383	14,235

Notes to Consolidated Financial Statements

(tabular amounts in thousands, except per-share amounts)

26.	Consolidating Financial Information

The 7.125% senior notes (senior notes) due 2016 are guaranteed by certain of our subsidiaries (Guarantor Subsidiaries) on a joint and several unsecured senior basis. The senior notes include a provision which allows for a Guarantor Subsidiary to be released of any obligation under the subsidiary guarantee under certain conditions. Those conditions include the sale or other disposition of all or substantially all of the Guarantor Subsidiary’s assets. The Guarantor Subsidiaries include all of our existing and future 100% owned domestic restricted subsidiaries. The Guarantor Subsidiaries and the subsidiaries that do not guarantee the senior notes (the Non-Guarantor Subsidiaries) are 100% owned by NewMarket Corporation (the Parent Company). The Guarantor Subsidiaries consist of the following:

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
Gamble’s Hill Tredegar, LLC

We conduct all of our business through and derive essentially all of our income from our subsidiaries. Therefore, our ability to make payments on the senior notes or other obligations is dependent on the earnings and the distribution of funds from our subsidiaries. There are no restrictions on the ability of any of our domestic subsidiaries to transfer funds to the Parent Company.

The following sets forth the Consolidating Statements of Income for the years ended December 31, 2011, December 31, 2010, and December 31, 2009; Consolidating Balance Sheets as of December 31, 2011 and December 31, 2010; and Condensed Consolidating Statements of Cash Flows for the years ended December 31, 2011, December 31, 2010, and December 31, 2009 for the Parent Company, the Guarantor Subsidiaries and Non-Guarantor Subsidiaries. The financial information is based on our understanding of the SEC’s interpretation and application of Rule 3-10 of the SEC Regulation S-X.

The financial information may not necessarily be indicative of results of operations or financial position had the Guarantor Subsidiaries or Non-Guarantor Subsidiaries operated as independent entities. The Parent Company accounts for investments in these subsidiaries using the equity method.

During 2011, we made an adjustment to the presentation of previously reported amounts for intercompany activity on the Condensed Consolidating Statements of Cash Flows. This adjustment did not have an impact on the reported consolidated financial statements for the years ended December 31, 2011, December 31, 2010, or December 31, 2009.

Notes to Consolidated Financial Statements

(tabular amounts in thousands, except per-share amounts)

NewMarket Corporation and Subsidiaries

Consolidating Statements of Income

Year Ended December 31, 2011

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Revenue:
Net sales—product	$0	$842,294	$1,295,833	$0	$2,138,127
Rental revenue	0	11,431	0	0	11,431

	0	853,725	1,295,833	0	2,149,558

Costs:
Cost of goods sold—product	0	460,240	1,125,905	0	1,586,145
Cost of rental	0	4,386	0	0	4,386

	0	464,626	1,125,905	0	1,590,531

Gross profit	0	389,099	169,928	0	559,027
Selling, general, and administrative expenses	6,159	108,970	36,473	0	151,602
Research, development, and testing expenses	0	77,569	27,927	0	105,496
Gain on legal settlement, net	0	38,656	0	0	38,656

Operating (loss) profit	(6,159)	241,216	105,528	0	340,585
Interest and financing expenses, net	14,398	1,266	3,156	0	18,820
Other (expense) income, net	(18,558)	1,885	(1,375)	0	(18,048)

(Loss) income before income taxes and equity income of subsidiaries	(39,115)	241,835	100,997	0	303,717
Income tax (benefit) expense	(15,400)	83,348	28,862	0	96,810
Equity income of subsidiaries	230,622	0	0	(230,622)	0

Net income	$206,907	$158,487	$72,135	$(230,622)	$206,907

Notes to Consolidated Financial Statements

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

Notes to Consolidated Financial Statements

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

Notes to Consolidated Financial Statements

(tabular amounts in thousands, except per-share amounts)

NewMarket Corporation and Subsidiaries

Consolidating Balance Sheets

December 31, 2011

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$17	$9,653	$40,700	$0	$50,370
Trade and other accounts receivable, net	0	122,812	164,432	(8,912)	278,332
Amounts due from affiliated companies	732,392	1,057,075	17,132	(1,806,599)	0
Inventories	0	106,278	200,507	0	306,785
Deferred income taxes	2,790	3,836	635	0	7,261
Prepaid expenses and other current assets	8,629	25,967	2,387	0	36,983

Total current assets	743,828	1,325,621	425,793	(1,815,511)	679,731

Amounts due from affiliated companies	0	110,444	0	(110,444)	0
Property, plant and equipment, at cost	0	815,209	219,263	0	1,034,472
Less accumulated depreciation and amortization	0	558,177	123,329	0	681,506

Net property, plant, and equipment	0	257,032	95,934	0	352,966

Investment in consolidated subsidiaries	989,039	0	0	(989,039)	0
Prepaid pension cost	0	0	11,494	0	11,494
Deferred income taxes	43,053	0	0	(7,248)	35,805
Other assets and deferred charges	42,219	29,166	2,234	0	73,619
Intangibles (net of amortization) and goodwill	0	30,758	7,289	0	38,047

Total assets	$1,818,139	$1,753,021	$542,744	$(2,922,242)	$1,191,662

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$11	$61,778	$41,428	$0	$103,217
Accrued expenses	8,093	50,827	19,626	0	78,546
Dividends payable	8,529	0	0	0	8,529
Book overdraft	0	1,680	0	0	1,680
Amounts due to affiliated companies	944,282	818,452	43,865	(1,806,599)	0
Long-term debt, current portion	0	2,943	8,023	0	10,966
Income taxes payable	12,229	0	9,769	(8,912)	13,086

Total current liabilities	973,144	935,680	122,711	(1,815,511)	216,024

Long-term debt	172,000	60,601	0	0	232,601
Amounts due to affiliated companies	0	8,025	102,419	(110,444)	0
Other noncurrent liabilities	123,402	51,663	25,627	(7,248)	193,444

Total liabilities	1,268,546	1,055,969	250,757	(1,933,203)	642,069

Shareholders’ equity:
Common stock and paid in capital	64	388,282	71,322	(459,604)	64
Accumulated other comprehensive loss	(98,732)	(20,355)	(34,554)	54,909	(98,732)
Retained earnings	648,261	329,125	255,219	(584,344)	648,261

Total shareholders’ equity	549,593	697,052	291,987	(989,039)	549,593

Total liabilities and shareholders’ equity	$1,818,139	$1,753,021	$542,744	$(2,922,242)	$1,191,662

Notes to Consolidated Financial Statements

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

Notes to Consolidated Financial Statements

(tabular amounts in thousands, except per-share amounts)

NewMarket Corporation and Subsidiaries

Condensed Consolidating Statements of Cash Flows

Year Ended December 31, 2011

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash provided from (used in) operating activities	$(16,646)	$148,723	$52,521	$0	$184,598

Cash flows from investing activities
Capital expenditures	0	(25,190)	(28,325)	0	(53,515)
Deposits for interest rate swap	(46,467)	0	0	0	(46,467)
Return of deposits for interest rate swap	33,600	0	0	0	33,600
Payments on settlement of interest rate swap	(5,148)	0	0	0	(5,148)
Receipts from settlement of interest rate swap	274	0	0	0	274
Proceeds from sale of short-term investment	300	0	0	0	300
Cash dividends from subsidiaries	2,520	30,228	0	(32,748)	0

Cash provided from (used in) investing activities	(14,921)	5,038	(28,325)	(32,748)	(70,956)

Cash flows from financing activities
Net borrowings (repayments) under revolving credit agreement	18,000	0	0	0	18,000
Repayment on Foundry Park I mortgage loan	0	(2,731)	0	0	(2,731)
Net borrowings under lines of credit	0	0	6,529	0	6,529
Repurchases of common stock	(98,093)	0	0	0	(98,093)
Dividends paid	(32,588)	(2,520)	(30,228)	32,748	(32,588)
Debt issuance costs	(3,233)	0	0	0	(3,233)
Proceeds from exercise of stock options	70	0	0	0	70
Excess tax benefits from stock-based payment arrangements	1,102	0	0	0	1,102
Payments on the capital lease	0	(144)	0	0	(144)
Financing from affiliated companies	146,309	(146,309)	0	0	0

Cash provided from (used in) financing activities	31,567	(151,704)	(23,699)	32,748	(111,088)

Effect of foreign exchange on cash and cash equivalents	0	(121)	(1,255)	0	(1,376)

Increase (decrease) in cash and cash equivalents	0	1,936	(758)	0	1,178
Cash and cash equivalents at beginning of year	17	7,717	41,458	0	49,192

Cash and cash equivalents at end of year	$17	$9,653	$40,700	$0	$50,370

Notes to Consolidated Financial Statements

(tabular amounts in thousands, except per-share amounts)

NewMarket Corporation and Subsidiaries

Condensed Consolidating Statements of Cash Flows

Year Ended December 31, 2010

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash provided from (used in) operating activities	$52,328	$96,995	$14,724	$0	$164,047

Cash flows from investing activities
Capital expenditures	0	(20,804)	(15,602)	0	(36,406)
Deposits for interest rate swap	(44,072)	0	0	0	(44,072)
Return of deposits for interest rate swap	36,180	0	0	0	36,180
Payments on settlement of interest rate swap	(2,574)	0	0	0	(2,574)
Receipts from settlement of interest rate swap	266	0	0	0	266
Acquisition of business (net of cash acquired of $1.8 million in 2010)	0	0	(41,300)	0	(41,300)
Cash dividends from subsidiaries	2,800	12,111	0	(14,911)	0

Cash provided from (used in) investing activities	(7,400)	(8,693)	(56,902)	(14,911)	(87,906)

Cash flows from financing activities
Net borrowings (repayments) under revolving credit agreement	4,000	0	0	0	4,000
Repayment on Foundry Park I mortgage loan	0	(2,125)	0	0	(2,125)
Net borrowings under lines of credit	0	0	1,494	0	1,494
Repayment of Foundry Park I construction loan	0	(99,102)	0	0	(99,102)
Borrowing under Foundry Park I mortgage loan	0	68,400	0	0	68,400
Repurchases of common stock	(121,517)	0	0	0	(121,517)
Dividends paid	(22,608)	(2,800)	(12,111)	14,911	(22,608)
Debt issuance costs	(2,468)	(1,524)	0	0	(3,992)
Proceeds from exercise of stock options	91	0	0	0	91
Excess tax benefits from stock-based payment arrangements	0	711	0	0	711
Payments on the capital lease	0	(835)	0	0	(835)
Payment for financed intangible asset	0	(1,000)	0	0	(1,000)
Issuance of intercompany note payable	0	(43,807)	43,807	0	0
Repayment of intercompany note payable	0	(950)	950	0	0
Financing from affiliated companies	57,583	(57,583)	0	0	0

Cash provided from (used in) financing activities	(84,919)	(140,615)	34,140	14,911	(176,483)

Effect of foreign exchange on cash and cash equivalents	0	(2,173)	(124)	0	(2,297)

Increase (decrease) in cash and cash equivalents	(39,991)	(54,486)	(8,162)	0	(102,639)
Cash and cash equivalents at beginning of year	40,008	62,203	49,620	0	151,831

Cash and cash equivalents at end of year	$17	$7,717	$41,458	$0	$49,192

Notes to Consolidated Financial Statements

(tabular amounts in thousands, except per-share amounts)

NewMarket Corporation and Subsidiaries

Condensed Consolidating Statements of Cash Flows

Year Ended December 31, 2009

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash provided from (used in) operating activities	$(86,987)	$256,789	$55,873	$0	$225,675

Cash flows from investing activities
Capital expenditures	0	(70,211)	(18,922)	0	(89,133)
Deposits for interest rate swap	(38,730)	0	0	0	(38,730)
Return of deposits for interest rate swap	23,460	0	0	0	23,460
Deposits for interest rate lock agreement	0	(5,000)	0	0	(5,000)
Return of deposits for interest rate lock agreement	0	15,500	0	0	15,500
Purchase of short-term investment	(300)	0	0	0	(300)
Foundry Park I deferred leasing costs	0	(1,500)	0	0	(1,500)
Cash dividends from subsidiaries	221,950	10,796	0	(232,746)	0

Cash provided from (used in) investing activities	206,380	(50,415)	(18,922)	(232,746)	(95,703)

Cash flows from financing activities
Net borrowings (repayments) under revolving credit agreement	(41,900)	0	0	0	(41,900)
Draws on Foundry Park I construction loan	0	55,603	0	0	55,603
Dividends paid	(16,347)	(221,950)	(10,796)	232,746	(16,347)
Debt issuance costs	(465)	0	0	0	(465)
Proceeds from exercise of stock options	40	0	0	0	40
Payments on the capital lease	0	(784)	0	0	(784)
Payment for financed intangible asset	0	(1,000)	0	0	(1,000)
Issuance of intercompany note payable	0	(13,402)	13,402	0	0
Repayment of intercompany note payable	0	13,236	(13,236)	0	0
Financing from affiliated companies	(20,713)	20,713	0	0	0

Cash provided from (used in) financing activities	(79,385)	(147,584)	(10,630)	232,746	(4,853)

Effect of foreign exchange on cash and cash equivalents	0	(995)	5,946	0	4,951

Increase (decrease) in cash and cash equivalents	40,008	57,795	32,267	0	130,070
Cash and cash equivalents at beginning of year	0	4,408	17,353	0	21,761

Cash and cash equivalents at end of year	$40,008	$62,203	$49,620	$0	$151,831

Notes to Consolidated Financial Statements

(tabular amounts in thousands, except per-share amounts)

27.	Recently Issued Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2011-08, “Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment” (ASU 2011-08). ASU 2011-08 simplifies goodwill impairment testing by allowing an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. An entity is no longer required to determine the fair amount of a reporting unit unless it is more likely than not that the fair value is less than carrying value. ASU 2011-08 is effective for interim and annual periods beginning after December 15, 2011. Early adoption is permitted. We are evaluating the provisions of ASU 2011-08 and will apply its provisions in our 2012 annual impairment analysis.

In June 2011, the FASB issued Accounting Standards Update 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income” (ASU 2011-05). ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous consolidated statement of comprehensive income or in two separate, but consecutive, consolidated statement of net income and statement of comprehensive income. The option to present comprehensive income as part of the consolidated statement of stockholders’ equity has been eliminated. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011 and will be applied retrospectively. Subsequently, in December 2011, the FASB issued Accounting Standard Update 2011-12, “Comprehensive Income (Topic 220)—Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (ASU 2011-12). ASU 2011-12 defers certain presentation requirements of ASU 2011-05 to allow further deliberation by the FASB. The remaining requirements of ASU 2011-05 will become effective as originally issued. We will modify our financial statements beginning with our March 31, 2012 Quarterly Report on Form 10-Q to adopt the requirements of ASU 2011-05 and ASU 2011-12.

In May 2011, the FASB issued Accounting Standards Update 2011-04, “Fair Value Measurement (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04). ASU 2011-04 results in common fair value measurement, as well as disclosure requirements, under U.S. GAAP and IFRS. The amendments clarify guidance on measuring fair value, but do not require any additional fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. Early application is not permitted. ASU 2011-04 will not have a significant impact on our financial statements.

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

There has been no change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in “Internal Control—Integrated Framework,” our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2011. The effectiveness of our internal control over financial reporting as of December 31, 2011, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our definitive Proxy Statement for our 2012 annual meeting of shareholders (Proxy Statement) under the headings entitled “Election of Directors,” “Committees of Our Board,” “Certain Relationships and Related Transactions,” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is included in Part I of this Form 10-K under the heading entitled “Executive Officers of the Registrant.”

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

The information required by this item is incorporated by reference to our Proxy Statement under the headings (including the narrative disclosures following a referenced table) entitled “Compensation Discussion and Analysis,” “The Compensation Committee Report,” “Compensation of Executive Officers,” “Potential Payments upon Termination or Change in Control,” and “Compensation of Directors.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as noted below, the information required by this item is incorporated by reference to our Proxy Statement under the heading “Stock Ownership.”

The following table presents information as of December 31, 2011 with respect to equity compensation plans under which shares of our common stock are authorized for issuance.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (b)
Equity compensation plans approved by shareholders:
2004 Incentive Plan	0	$0	1,451,335
1982 Incentive Plan	0	0	0	(c)
Equity compensation plans not approved by shareholders (d):	0	0	0

Total	0	$0	1,451,335

(a)	There are no outstanding options, rights, or warrants.
(b)	Amounts exclude any securities to be issued upon exercise of outstanding options.

(c)	The 1982 Incentive Plan was terminated on March 2, 2004. We cannot make any further grants or awards under this plan. All outstanding options at January 1, 2011, were exercised during 2011.
(d)	We do not have any equity compensation plans that have not been approved by shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income for each of the three years in the periods ended December 31, 2011, 2010, and 2009

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Shareholders’ Equity for each of the three years in the periods ended December 31, 2011, 2010, and 2009

Consolidated Statements of Cash Flows for each of the three years in the periods ended December 31, 2011, 2010, and 2009

Notes to Consolidated Financial Statements

(A)(2)	Financial Statement Schedules—none required

(A)(3)	Exhibits

	3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form 10-K (File No. 1-32190) filed March 14, 2005)

	3.2	NewMarket Corporation Bylaws Amended and Restated effective April 23, 2009 (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 1-32190) filed February 23, 2009)

	4.1	Indenture, dated as of December 12, 2006, among NewMarket Corporation, the guarantors listed on the signature pages thereto and Wells Fargo Bank, N.A., as trustee, (incorporated by reference to Exhibit 4.2 to Form 8-K (File No. 1-32190) filed December 13, 2006)

	4.2	First Supplemental Indenture, dated as of February 7, 2007 among NewMarket Corporation, NewMarket Development Corporation, Foundry Park I, LLC, Foundry Park II, LLC, Gamble’s Hill, LLC, Gamble’s Hill Tredegar, LLC, Gamble’s Hill Lab, LLC, Gamble’s Hill Landing, LLC and Gamble’s Hill Third Street, LLC, and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.8 to Form 10-K (File No. 1-32190) filed February 26, 2007)

	4.3	Second Supplemental Indenture, dated as of March 19, 2010, among NewMarket Corporation, Polartech Additives, Inc., and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Form 10-Q (File No. 1-32190) filed April 28, 2010)

	4.4	Third Supplemental Indenture, dated as of January 18, 2011, by and among NewMarket Corporation, the Guarantors listed on the signature pages thereto and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.1 to Form 8-K (File No. 1-32190) filed January 19, 2011)

	4.5	Form of 7.125% Senior Notes due 2016 (Included in Exhibit 4.7) (incorporated by reference to Exhibit 4.3 to Form 8-K (File No. 1-32190) filed December 13, 2006)

	4.6	Registration Rights Agreement, dated as of December 12, 2006, among NewMarket Corporation, the guarantors listed on the signature pages thereto and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 4.4 to Form 8-K (File No. 1-32190) filed December 13, 2006)

	10.1	Credit Agreement dated as of November 12, 2010, by and among the Company, the Foreign Subsidiary Borrowers party thereto; the Lenders party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent; J.P. Morgan Securities LLC as Sole Bookrunner and Sole Lead Arranger; and PNC Bank, National Association, Bank of America, N.A. and Citizens Bank of Pennsylvania as Co- Syndication Agents (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32190) filed November 18, 2010)

10.2	International Swap Dealers Association, Inc. Master Agreement dated June 25, 2009, between NewMarket Corporation and Goldman Sachs Bank USA (ISDA Master Agreement) (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32190) filed June 30, 2009)

10.3	Schedule to the ISDA Master Agreement dated June 25, 2009 (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 1-32190) filed June 30, 2009)

10.4	Credit Support Annex to the Schedule to the ISDA Master Agreement dated June 25, 2009, between NewMarket Corporation and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.3 to Form 8-K (File No. 1-32190) filed June 30, 2009)

10.5	Deed of Lease Agreement, dated as of January 11, 2007, by and between Foundry Park I, LLC and MeadWestvaco Corporation (incorporated by reference to Exhibit 10.2 to Form 10-K (File No. 1-32190) filed February 26, 2007)

10.6	2004 Incentive Compensation and Stock Plan (incorporated by reference to Exhibit 10.4 to Form 10-K (File No. 1-32190) filed March 14, 2005)*

10.7	Excess Benefit Plan (incorporated by reference to Exhibit 10.4 to Ethyl Corporation’s Form 10-K (File No. 1-5112) filed February 25, 1993)*

10.8	Trust Agreement between Ethyl Corporation and Merrill Lynch Trust Company of America (incorporated by reference to Exhibit 4.5 to Ethyl Corporation’s Registration Statement on Form S-8 (Registration No. 333-60889) filed August 7, 1998)

10.9	NewMarket Corporation and Affiliates Bonus Plan (incorporated by reference to Exhibit 10.9 to Ethyl Corporation’s Form 10-K (File No. 1-5112) filed March 14, 2003)*

10.10	Indemnification Agreement, dated as of July 1, 2004 by and among NewMarket Corporation, Ethyl Corporation and Afton Chemical Corporation (incorporated by reference to Exhibit 10.5 to Form 10-Q (File No. 1-32190) filed August 5, 2004)

10.11	Services Agreement, dated as of July 1, 2004, by and between NewMarket Services Corporation and Afton Chemical Corporation (incorporated by reference to Exhibit 10.2 to Form 10-Q (File No. 1-32190) filed November 5, 2004)

10.12	Services Agreement, dated as of July 1, 2004, by and between NewMarket Services Corporation and Ethyl Corporation (incorporated by reference to Exhibit 10.3 to Form 10-Q (File No. 1-32190) filed November 5, 2004)

10.13	Services Agreement, dated as of July 1, 2004, by and between NewMarket Services Corporation and NewMarket Corporation (incorporated by reference to Exhibit 10.4 to Form 10-Q (File No. 1-32190) filed November 5, 2004)

10.14	Summary of Executive Compensation*

10.15	Summary of Directors’ Compensation*

10.16	NewMarket Corporation Additional Benefit Agreement, dated May 1, 2006, between NewMarket Corporation and C.S. Warren Huang (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32190) filed May 2, 2006)*

10.17	Loan Agreement, dated as of January 28, 2010, among the Foundry Park I, LLC, as Borrower, PB (USA) Realty Corporation, as Lender, and PB Capital Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32190) filed February 4, 2010)

10.18	Note, dated January 28, 2010, among the Foundry Park I, LLC, as Borrower, PB (USA) Realty Corporation, as Lender, and PB Capital Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 1-32190) filed February 4, 2010)

10.19	Deed of Trust, Assignment of Leases and Rents and Security Agreements, dated January 28, 2010, among the Foundry Park I, LLC, as Borrower, PB (USA) Realty Corporation, as Lender, and PB Capital Corporation as Administrative Agent (incorporated by reference to Exhibit 10.3 to Form 8-K (File No. 1-32190) filed February 4, 2010)

10.20	Assignment of Leases and Rents, dated January 28, 2010, between Foundry Park I, LLC and PB Capital Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.4 to Form 8-K (File No. 1-32190) filed February 4, 2010)

10.21	Guaranty of Payment – Deed of Trust Loan, dated January 28, 2010, among the Foundry Park I, LLC, as Borrower, PB (USA) Realty Corporation, as Lender, and PB Capital Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.5 to Form 8-K (File No. 1-32190) filed February 4, 2010)

10.22	Indemnity Agreement, dated January 29, 2010, between PB Capital Corporation and Foundry Park I, LLC (incorporated by reference to Exhibit 10.6 to Form 8-K (File No. 1-32190) filed February 4, 2010)

10.23	International Swaps and Derivatives Association, Inc. 2002 Master Agreement dated as of January 29, 2010, between PB Capital Corporation and Foundry Park I, LLC (incorporated by reference to Exhibit 10.7 to Form 8-K (File No. 1-32190) filed February 4, 2010)

10.24	International Swaps and Derivatives Association, Inc. Schedule to the 2002 Master Agreement dated as of January 29, 2010, between PB Capital Corporation and Foundry Park I, LLC (incorporated by reference to Exhibit 10.8 to Form 8-K (File No. 1-32190) filed February 4, 2010)

10.25	Swap Transaction Confirmation dated January 29, 2010 (incorporated by reference to Exhibit 10.9 to Form 8-K (File No. 1-32190) filed February 4, 2010)

10.26	Form of Stock Award Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32190) filed October 22, 2010)*

12	Computation of Ratios

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Thomas E. Gottwald

31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David A. Fiorenza

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Thomas E. Gottwald

32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David A. Fiorenza

101	XBRL Instance Document and Related Items

*	Indicates management contracts, compensatory plans or arrangements of the company required to be filed as an exhibit

(B)	Exhibits—The response to this portion of Item 15 is submitted as a separate section of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWMARKET CORPORATION

By:	/s/ THOMAS E. GOTTWALD
(Thomas E. Gottwald, President and Chief Executive Officer)

Dated: February 22, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 22, 2012.

SIGNATURE	TITLE

/S/ BRUCE C. GOTTWALD (Bruce C. Gottwald)	Chairman of the Board, Chairman of the Executive Committee, and Director

/S/ THOMAS E. GOTTWALD (Thomas E. Gottwald)	President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ D. A. FIORENZA (David A. Fiorenza)	Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ WAYNE C. DRINKWATER (Wayne C. Drinkwater)	Controller (Principal Accounting Officer)

/S/ PHYLLIS L. COTHRAN (Phyllis L. Cothran)	Director

/S/ MARK M. GAMBILL (Mark M. Gambill)	Director

/S/ PATRICK D. HANLEY (Patrick D. Hanley)	Director

/S/ J. E. ROGERS (James E. Rogers)	Director

/S/ C. B. WALKER (Charles B. Walker)	Director

EXHIBIT INDEX

Exhibit 10.14	Summary of Executive Compensation

Exhibit 10.15	Summary of Directors’ Compensation

Exhibit 12	Computation of Ratios

Exhibit 21	Subsidiaries of the Registrant

Exhibit 23	Consent of Independent Registered Public Accounting Firm

Exhibit 31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Thomas E. Gottwald

Exhibit 31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David A. Fiorenza

Exhibit 32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Thomas E. Gottwald

Exhibit 32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David A. Fiorenza

Exhibit 101	XBRL Instance Document and Related Items