Form 10-Q
period 2012-03-31
NEWMARKET CORP
filed 2012-05-02
CIK 1282637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-32190

NEWMARKET CORPORATION

(Exact name of registrant as specified in its charter)

VIRGINIA	20-0812170
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

330 SOUTH FOURTH STREET RICHMOND, VIRGINIA	23219-4350
(Address of principal executive offices)	(Zip Code)

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

Number of shares of common stock, without par value, outstanding as of April 30, 2012: 13,404,831.

NEWMARKET CORPORATION

I N D E X

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per-share amounts)

(Unaudited)

	Three Months Ended March 31
	2012	2011

Revenue:
Net sales - product	$559,821	$505,225
Rental revenue	2,858	2,858

	562,679	508,083

Costs:
Cost of goods sold - product	392,075	366,051
Cost of rental	1,068	1,068

	393,143	367,119

Gross profit	169,536	140,964

Selling, general, and administrative expenses	36,908	38,424
Research, development, and testing expenses	27,895	24,461

Operating profit	104,733	78,079

Interest and financing expenses, net	4,482	4,645
Loss on early extinguishment of debt	3,221	0
Other income (expense), net	1,773	(67)

Income before income tax expense	98,803	73,367
Income tax expense	32,256	23,778

Net income	$66,547	$49,589

Basic earnings per share	$4.96	$3.57

Diluted earnings per share	$4.96	$3.57

Shares used to compute basic earnings per share	13,405	13,890

Shares used to compute diluted earnings per share	13,405	13,906

Cash dividends declared per common share	$0.75	$0.44

See accompanying Notes to the Consolidated Financial Statements.

NEWMARKET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31
	2012	2011

Net income	$66,547	$49,589

Other comprehensive income:
Pension plans and other postretirement benefits:
Amortization of prior service cost included in net periodic benefit cost, net of income tax expense of $10 in 2012 and $35 in 2011	5	65
Amortization of actuarial net loss included in net periodic benefit cost, net of income tax expense of $545 in 2012 and $358 in 2011	1,031	650
Amortization of transition obligation included in net periodic benefit cost, net of income tax expense of $3 in 2012 and $3 in 2011	10	10

Total pension plans and other postretirement benefits	1,046	725

Derivative instruments:
Unrealized (loss) gain on derivative instruments, net of income tax (benefit) expense of $(89) in 2012 and $68 in 2011	(139)	110

Reclassification adjustments for losses on derivative instruments included in net income, net of income tax expense of $155 in 2012 and $161 in 2011	244	252

Total derivative instruments	105	362

Foreign currency translation adjustments, net of income tax expense of $472 in 2012 and $1,097 in 2011	6,669	8,662

Unrealized gain on marketable securities, net of income tax expense of $164 in 2012	265	0

Other comprehensive income	8,085	9,749

Comprehensive income	$74,632	$59,338

See accompanying Notes to Consolidated Financial Statements.

NEWMARKET CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	March 31 2012	December 31 2011
ASSETS
Current assets:
Cash and cash equivalents	$72,746	$50,370
Trade and other accounts receivable, less allowance for doubtful accounts ($518 in 2012 and $516 in 2011)	311,888	278,332
Inventories:
Finished goods and work-in-process	260,484	249,826
Raw materials	47,854	50,037
Stores, supplies, and other	6,763	6,922

	315,101	306,785

Deferred income taxes	5,334	7,261
Prepaid expenses and other current assets	39,932	36,983

Total current assets	745,001	679,731

Property, plant, and equipment, at cost	1,046,349	1,034,472
Less accumulated depreciation and amortization	692,524	681,506

Net property, plant, and equipment	353,825	352,966

Prepaid pension cost	12,596	11,494
Deferred income taxes	34,242	35,805
Other assets and deferred charges	71,478	73,619
Intangibles (net of amortization) and goodwill	36,355	38,047

Total assets	$1,253,497	$1,191,662

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$119,608	$103,217
Accrued expenses	65,383	78,546
Dividends payable	8,521	8,529
Book overdraft	7,712	1,680
Long-term debt, current portion	10,798	10,966
Income taxes payable	28,931	13,086

Total current liabilities	240,953	216,024

Long-term debt	209,831	232,601
Other noncurrent liabilities	188,542	193,444

Commitments and contingencies (Note 8)

Shareholders’ equity:
Common stock and paid-in capital (without par value; authorized shares - 80,000,000; issued and outstanding shares - 13,404,831 at March 31, 2012 and December 31, 2011	64	64
Accumulated other comprehensive loss	(90,647)	(98,732)
Retained earnings	704,754	648,261

	614,171	549,593

Total liabilities and shareholders’ equity	$1,253,497	$1,191,662

See accompanying Notes to Consolidated Financial Statements.

NEWMARKET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share and per-share amounts)

(Unaudited)

			Accumulated
	Common Stock and		Other		Total
	Paid in-Capital		Comprehensive	Retained	Shareholders’
	Shares	Amount	Loss	Earnings	Equity

Balance at December 31, 2010	14,034,884	$0	$(73,820)	$565,460	$491,640

Net income				206,907	206,907
Other comprehensive loss			(24,912)		(24,912)
Cash dividends ($2.39 per share)				(32,588)	(32,588)
Repurchases of common stock	(659,373)	(3,237)		(91,518)	(94,755)
Stock options exercised	16,000	70			70
Stock option tax benefit		1,102			1,102
Issuance of stock	13,320	2,129			2,129

Balance at December 31, 2011	13,404,831	64	(98,732)	648,261	549,593

Net income				66,547	66,547
Other comprehensive income			8,085		8,085
Cash dividends ($0.75 per share)				(10,054)	(10,054)

Balance at March 31, 2012	13,404,831	$64	$(90,647)	$704,754	$614,171

See accompanying Notes to Consolidated Financial Statements.

NEWMARKET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31
	2012	2011

Cash and cash equivalents at beginning of year	$50,370	$49,192

Cash flows from operating activities:
Net income	66,547	49,589
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and other amortization	10,065	10,167
Amortization of deferred financing costs	417	379
Noncash environmental remediation and dismantling	251	187
Noncash pension benefits expense	3,792	3,167
Noncash postretirement benefits expense	993	799
Noncash foreign exchange (gain) loss	1,215	1,296
Deferred income tax expense	3,077	3,243
Loss on early extinguishment of debt	3,221	0
Unrealized loss (gain) on derivative instruments, net	(4,208)	(3,369)
Working capital changes	(22,877)	(45,598)
Realized loss (gain) on derivative instruments, net	2,474	2,503
Cash pension benefits contributions	(7,355)	(7,253)
Cash postretirement benefits contributions	(628)	(458)
Change in book overdraft	6,032	1,849
Other, net	74	(305)

Cash provided from (used in) operating activities	63,090	16,196

Cash flows from investing activities:
Capital expenditures	(7,432)	(24,151)
Deposits for interest rate swap	(5,079)	(11,408)
Return of deposits for interest rate swap	8,340	14,480
Payments on settlement of interest rate swap	(2,574)	(2,574)
Receipts from settlement of interest rate swap	100	71
Proceeds from sale of short-term investment	0	300

Cash provided from (used in) investing activities	(6,645)	(23,282)

Cash flows from financing activities:
Net (repayments) borrowings under revolving credit agreements	(22,000)	37,000
Repayment on Foundry Park I mortgage loan	(715)	(664)
Net (repayments) borowings under lines of credit	(223)	71
Repurchases of common stock	0	(27,427)
Dividends paid	(10,054)	(903)
Debt issuance costs	(2,351)	(2,233)
Proceeds from exercise of stock options	0	4
Payments on the capital lease	0	(144)

Cash provided from (used in) financing activities	(35,343)	5,704

Effect of foreign exchange on cash and cash equivalents	1,274	1,993

Increase (decrease) in cash and cash equivalents	22,376	611

Cash and cash equivalents at end of period	$72,746	$49,803

See accompanying Notes to Consolidated Financial Statements.

NEWMARKET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Financial Statement Presentation

In the opinion of management, the accompanying consolidated financial statements of NewMarket Corporation and its subsidiaries contain all necessary adjustments for the fair statement of, in all material respects, our consolidated financial position as of March 31, 2012 and December 31, 2011, the change in our shareholders’ equity for the three months ended March 31, 2012 and the year ended December 31, 2011, and our consolidated results of operations, comprehensive income, and cash flows for the three months ended March 31, 2012 and March 31, 2011. All adjustments are of a normal, recurring nature, unless otherwise disclosed. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the NewMarket Corporation Annual Report on Form 10-K for the year ended December 31, 2011 (2011 Annual Report), as filed with the Securities and Exchange Commission (SEC). The results of operations for the three month period ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012. The December 31, 2011 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Unless the context otherwise indicates, all references to “we,” “us,” “our,” the “Company” and “NewMarket” are to NewMarket Corporation and its consolidated subsidiaries.

At both March 31, 2012 and December 31, 2011, we had a book overdraft for some of our disbursement cash accounts. A book overdraft represents disbursements that have not cleared the bank accounts at the end of the reporting period. There are no agreements with the same banks to offset the presented balance. We transfer cash on an as-needed basis to fund these items as they clear the bank in subsequent periods.

Cash dividends for the three months ended March 31, 2012 and March 31, 2011 were declared and paid as shown in the table below.

Year	Date Declared	Date Paid	Per Share Amount
2012	February 23, 2012	April 2, 2012	75.0 cents
2011	February 17, 2011	April 1, 2011	44.0 cents

2.	Asset Retirement Obligations

Our asset retirement obligations are related primarily to our tetraethyl lead (TEL) operations. The following table illustrates the activity associated with our asset retirement obligations for the three months ended March 31, 2012 and March 31, 2011.

	2012	2011
	(in thousands)
Asset retirement obligations, January 1	$3,297	$2,975
Accretion expense	43	37
Liabilities settled	(128)	0
Changes in expected cash flows and timing	98	0

Asset retirement obligations, March 31	$3,310	$3,012

3.	Segment Information

The tables below show our consolidated segment results. The “All other” category includes the operations of the TEL business, as well as certain contract manufacturing performed by Ethyl Corporation (Ethyl).

Consolidated Revenue by Segment

(in millions)

	Three Months Ended March 31
	2012	2011

Petroleum additives	$557.7	$502.7
Real estate development	2.9	2.9
All other	2.1	2.5

Consolidated revenue	$562.7	$508.1

Segment Operating Profit

(in millions)

	Three Months Ended March 31
	2012	2011
Petroleum additives	$107.2	$80.6
Real estate development	1.8	1.8
All other	0.5	0.2

Segment operating profit	109.5	82.6
Corporate, general, and administrative expenses	(5.5)	(4.1)
Interest and financing expenses, net	(4.5)	(4.6)
Gain on interest rate swap agreement (a)	1.7	0.9
Loss on early extinguishment of debt (b)	(3.2)	0.0
Other income (expense), net	0.8	(1.4)

Income before income tax expense	$98.8	$73.4

(a)	The gain on interest rate swap represents the change, since the beginning of the reporting period, in the fair value of an interest rate swap which we entered into on June 25, 2009. We are not using hedge accounting to record the interest rate swap, and accordingly, any change in the fair value is immediately recognized in earnings.
(b)	In March 2012, we entered into a $650 million five-year unsecured revolving credit facility which replaced our previous $300 million unsecured revolving credit facility. In April 2012, we used a portion of this larger credit facility to fund the early redemption of all of our outstanding 7.125% senior notes (senior notes) due 2016, representing an aggregate principal amount of $150 million. In May 2012, we intend to use this credit facility to repay the outstanding balance on the mortgage loan secured by the Foundry Park I office building. As a result, during the three months ended March 31, 2012, we recognized a loss on early extinguishment of debt of $3.2 million from accelerated amortization of financing fees associated with the prior revolving credit facility and costs associated with redeeming the senior notes prior to maturity.

Segment Depreciation and Amortization

(in millions)

	Three Months Ended March 31
	2012	2011

Petroleum additives	$8.8	$8.9
Real estate development	1.0	0.9
All other and corporate	0.7	0.7

Total depreciation and amortization	$10.5	$10.5

4.	Pension and Postretirement Benefit Plans

The table below shows cash contributions made during the three months ended March 31, 2012, as well as expected remaining contributions for the year ending December 31, 2012, for both our domestic and foreign pension plans and postretirement benefit plans.

	Actual Cash Contributions for Three Months Ended March 31, 2012	Expected Remaining Cash Contributions for Year Ending December 31, 2012
	(in thousands)
Domestic plans
Pension benefits	$5,644	$16,932
Postretirement benefits	577	1,730

Foreign plans
Pension benefits	1,711	4,898
Postretirement benefits	51	152

The tables below present information on net periodic benefit cost for our pension and postretirement benefit plans.

	00000000	00000000	00000000	00000000
	Domestic
	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31
	2012	2011	2012	2011
		(in thousands)
Service cost	$2,157	$1,691	$522	$353
Interest cost	2,359	2,247	787	843
Expected return on plan assets	(3,301)	(2,837)	(373)	(399)
Amortization of prior service cost	53	76	2	2
Amortization of actuarial net loss (gain)	1,292	798	0	(74)

Net periodic benefit cost	$2,560	$1,975	$938	$725

	00000000	00000000	00000000	00000000
	Foreign
	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31
	2012	2011	2012	2011
		(in thousands)
Service cost	$1,167	$1,033	$7	$8
Interest cost	1,333	1,449	27	38
Expected return on plan assets	(1,506)	(1,576)	0	0
Amortization of prior service (credit) cost	(38)	21	0	0
Amortization of transition obligation	0	0	13	13
Amortization of actuarial net loss (gain)	276	265	8	15

Net periodic benefit cost	$1,232	$1,192	$55	$74

5.	Earnings Per Share

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

	Three Months Ended March 31
	2012	2011
	(in thousands, except per- share amounts)
Basic earnings per share
Numerator:
Net income	$66,547	$49,589

Denominator:
Weighted-average number of shares of common stock outstanding	13,405	13,890

Basic earnings per share	$4.96	$3.57

Diluted earnings per share
Numerator:
Net income	$66,547	$49,589

Denominator:
Weighted-average number of shares of common stock outstanding	13,405	13,890
Shares issuable upon exercise of stock options	0	16

Total shares	13,405	13,906

Diluted earnings per share	$4.96	$3.57

6.	Intangibles (Net of Amortization) and Goodwill

The following table provides certain information related to our intangible assets. All of the intangibles relate to the petroleum additives segment. The change in the goodwill amount between 2011 and 2012 is due to foreign currency fluctuations.

	Identifiable Intangibles
	March 31 2012		December 31 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Amortizing intangible assets
Formulas and technology	$91,630	$70,731	$91,552	$69,387
Contracts	16,380	12,484	16,380	12,139
Customer bases	7,062	1,985	7,050	1,855
Trademarks and trade names	1,621	335	1,609	295
Goodwill	5,197		5,132

	$121,890	$85,535	$121,723	$83,676

Amortization expense was (in millions):

• Three months ended March 31, 2012	$1.9
• Three months ended March 31, 2011	$2.2

Estimated amortization expense for the remainder of 2012, as well as annual amortization expense related to our intangible assets for the next five years is expected to be (in millions):

• 2012	$5.6
• 2013	7.1
• 2014	6.2
• 2015	5.8
• 2016	1.9
• 2017	0.7

Generally, we amortize the cost of the customer base intangibles by an accelerated method and the cost of the remaining intangible assets by the straight-line method over their estimated economic lives. We generally amortize contracts over 1.5 to 10 years; customer bases over 20 years; and formulas and technology over 5 to 20 years. Trademarks and trade names are amortized over 10 years.

7.	Long-term Debt

Long-term debt consisted of:

	March 31 2012	December 31 2011
	(in thousands)
Senior notes - 7.125% due 2016	$150,000	$150,000
Foundry Park I mortgage loan - due 2015	62,829	63,544
Revolving credit facilities	0	22,000
Lines of credit	7,800	8,023

	220,629	243,567
Current maturities of long-term debt	(10,798)	(10,966)

	$209,831	$232,601

Revolving Credit Facility – On March 14, 2012, we entered into a new Credit Agreement (Credit Agreement) with a term of five years, which replaced our previous $300 million revolving credit facility. The Credit Agreement provides for a $650 million, multicurrency revolving credit facility, with a $100 million sublimit for multicurrency borrowings, a $100 million sublimit for letters of credit, and a $20 million sublimit for swingline loans. The Credit Agreement includes an expansion feature, which allows us, subject to certain conditions, to request an increase to the aggregate amount of the revolving credit facility or obtain incremental term loans in an amount up to $150 million.

We paid financing costs in the first three months 2012 of approximately $2.4 million related to this revolving credit facility and carried over deferred financing costs from our previous revolving credit facility of approximately $1.8 million, resulting in total deferred financing costs of $4.2 million, which we are amortizing over the term of the Credit Agreement.

The obligations under the Credit Agreement are unsecured and are fully guaranteed by NewMarket and the subsidiary guarantors. The revolving credit facility matures on March 14, 2017.

Borrowings made under the revolving credit facility bear interest at an annual rate equal to, at our election, either (1) the ABR plus the Applicable Rate (solely in the case of loans denominated in U.S. dollars to NewMarket) or (2) the Adjusted LIBO Rate plus the Applicable Rate. ABR is the greatest of (i) the rate of interest publicly announced by the Administrative Agent as its prime rate, (ii) the federal funds effective rate plus 0.5%, or (iii) the Adjusted LIBO Rate for a one month interest period plus 1%. The Adjusted LIBO Rate means the rate at which Eurocurrency deposits in the London interbank market for certain periods (as selected by NewMarket) are quoted, as adjusted for statutory reserve requirements for Eurocurrency liabilities and other applicable mandatory costs. Depending on our consolidated Leverage Ratio, the Applicable Rate ranges from 0.50% to 1.00% for loans bearing interest based on the ABR and from 1.50% to 2.00% for loans bearing interest based on the Adjusted LIBO Rate. At March 31, 2012, the Applicable Rate was 0.50% for loans bearing interest based on the ABR and 1.50% for loans bearing interest based on the Adjusted LIBO Rate.

The Credit Agreement contains financial covenants that require NewMarket to maintain a consolidated Leverage Ratio (as defined in the Credit Agreement) of no more than 3.00 to 1.00 and a consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of no less than 3.00 to 1.00, calculated on a rolling four quarter basis, as of the end of each fiscal quarter ending on and after March 31, 2012.

We were in compliance with all covenants under our debt agreements at March 31, 2012 and at December 31, 2011.

The following table provides information related to the unused portion of our revolving credit facility in effect at March 31, 2012 and December 31, 2011:

	March 31 2012	December 31 2011
	(in millions)
Maximum borrowing capacity under the revolving credit facility	$650.0	$300.0
Outstanding borrowings under the revolving credit facility	0.0	22.0
Outstanding letters of credit	6.1	6.1

Unused portion of revolving credit facility	$643.9	$271.9

For further information on the outstanding letters of credit, see Note 8. The average interest rate for borrowings under our revolving credit facility was 3.29% during the first three months of 2012 and 2.90% during 2011.

Senior Notes – On March 15, 2012, at our request, Wells Fargo Bank, N.A., as trustee, issued a notice of redemption for all of our outstanding 7.125% senior notes due 2016, representing an aggregate principal amount of $150 million. Under the indenture governing the senior notes, the redemption price is 103.563% of the outstanding aggregate principal amount, plus accrued and unpaid interest to the redemption date. Subsequently, on April 16, 2012, all of the senior notes were redeemed. We used borrowings under our revolving credit facility to finance the redemption. Through redemption, we will recognize total expenses of approximately $8.5 million ($2.7 million during the first quarter 2012 and $5.8 million during the second quarter 2012) related to the prepayment premium and unamortized financing costs on the senior notes.

Foundry Park I Mortgage Loan – Also, in early May 2012, we intend to pay in full the outstanding principal amount on the Foundry Park I, LLC mortgage loan agreement (mortgage loan). There will be no prepayment penalty incurred. We expect to utilize borrowings under our revolving credit facility to finance the payment. Concurrently with the payoff of the mortgage loan agreement, the interest rate swap associated with the mortgage loan will also terminate. See Note 9 for information on the interest rate swap. Upon the payoff of the mortgage loan, we will recognize expense of approximately $0.8 million related to the unamortized financing costs on the loan.

8.	Contractual Commitments and Contingencies

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

As we previously disclosed, the United States Department of Justice has advised us that it is conducting a review of certain of our foreign business activities in relation to compliance with relevant U.S. economic sanctions programs and anti-corruption laws, as well as certain historical conduct in the domestic U.S. market, and has requested certain information in connection with such review. We are cooperating with the investigation. In connection with such cooperation, we have voluntarily agreed to provide certain information and are conducting an internal review for that purpose.

Environmental

During 2000, the U.S. Environmental Protection Agency (EPA) named us as a potentially responsible party (PRP) under Superfund law for the clean-up of soil and groundwater contamination at the five grouped disposal sites known as “Sauget Area 2 Sites” in Sauget, Illinois. Without admitting any fact, responsibility, fault, or liability in connection with this site, we are participating with other PRPs in site investigations and feasibility studies. The Sauget Area 2 Sites PRPs received notice of approval from the EPA of their October 2009 Human Health Risk Assessment and approval of the Remedial Investigation report on February 27, 2009. The PRPs expect to submit their revised Feasibility Study (FS) to the EPA later this year. We have accrued our estimated proportional share of the expenses for the FS, as well as our best estimate of our proportional share of the remediation liability proposed in our ongoing discussions and submissions with the agencies involved. We do not believe there is any additional information available as a basis for revision of the liability that we have established. The amount accrued for this site is not material.

The accruals for environmental remediation, dismantling, and decontamination at our most significant environmental remediation sites are shown below. At the former TEL plant site shown in the table below, we have completed significant environmental remediation, although we will be monitoring and treating the site for an extended period. The accruals below have been discounted to present value, and include an inflation factor in the estimate. The remaining environmental liabilities not shown separately below are not discounted.

	March 31, 2012			December 31, 2011
	Former TEL Plant Site, Louisiana	Houston, Texas Plant Site	Superfund Site, Louisiana	Former TEL Plant Site, Louisiana	Houston, Texas Plant Site	Superfund Site, Louisiana
			(in millions)

Accrual, discounted	$5.9	$7.3	$3.1	$6.1	$7.4	$3.1
Accrual, undiscounted	7.5	10.0	4.1	7.7	10.2	4.0
Discount rate for accrual	3%	3%	3%	3%	3%	3%

Expected future payments:
2012	$0.5	$1.0	$0.0
2013	0.6	0.5	0.0
2014	0.6	1.6	0.3
2015	0.6	0.2	0.3
2016	0.6	0.2	0.3
Thereafter	4.6	6.5	3.2

Of the total accrual at the Houston, Texas plant site, $7.0 million at both March 31, 2012 and December 31, 2011 relates to remediation. Of the total remediation, $6.5 million at both March 31, 2012 and December 31, 2011 relates to remediation of groundwater and soil.

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

Our total accruals for environmental remediation were approximately $21.6 million at March 31, 2012 and $21.7 million at December 31, 2011. In addition to the accruals for environmental remediation, we also have accruals for dismantling and decommissioning costs of $600 thousand at both March 31, 2012 and December 31, 2011.

Letters of Credit and Guarantees

We have outstanding guarantees with several financial institutions in the amount of $59.8 million at March 31, 2012. The guarantees are secured by letters of credit, as well as cash collateral. A portion of these guarantees is unsecured. The outstanding letters of credit amounted to $6.1 million at March 31, 2012, all of which were issued under the letter of credit sub-facility of our revolving credit facility. The letters of credit primarily relate to insurance and performance guarantees. The remaining amounts represent additional performance, lease, custom, and excise tax guarantees, as well as a cash deposit of $32.8 million related to the Goldman Sachs Bank USA (Goldman Sachs) interest rate swap. The cash deposit is recorded in “Other assets and deferred charges” on the Consolidated Balance Sheets. Expiration dates of the letters of credit and certain guarantees range from 2012 to 2014. Some of the guarantees have no expiration date. We renew letters of credit as necessary.

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

Cash Flow Hedge of Interest Rate Risk

In January 2010, we entered into an interest rate swap to manage our exposure to interest rate movements on the mortgage loan and to reduce variability in interest expense. Further information on the mortgage loan is in Note 12 in our 2011 Annual Report. We also had an interest rate swap to manage our exposure to interest rate movements on the Foundry Park I construction loan and add stability to capitalized interest expense. The Foundry Park I construction loan interest rate swap matured on January 1, 2010. Both interest rate swaps are designated and qualify as a cash flow hedge. As such, the effective portion of changes in the fair value of the swaps is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Any ineffective portion of changes in the fair value of the swap is recognized immediately in earnings. We assess the effectiveness of the mortgage loan interest rate swap quarterly by comparing the changes in the fair value of the derivative hedging instrument with the change in present value of the expected future cash flows of the hedged transaction.

The mortgage loan interest rate swap involves the receipt of variable-rate amounts based on LIBOR in exchange for fixed-rate payments over the life of the agreement without exchange of the underlying notional amount. The fixed-rate payments are at a rate of 2.642% for the mortgage loan interest rate swap. The notional amount of the mortgage loan interest rate swap was $68.4 million at origination and approximately $62.8 million at March 31, 2012. The notional amount of the mortgage loan interest rate swap amortizes to approximately $54 million over the term of the swap. The amortizing notional amount is necessary to maintain the swap notional at an amount that matches the declining mortgage loan principal balance over the loan term. The mortgage loan interest swap matures on January 29, 2015. We expect that the mortgage loan interest rate swap will be terminated in early May 2012 upon the payment in full of the mortgage loan. See Note 7 for additional information.

The unrealized loss, net of tax, related to the fair value of the mortgage loan interest rate swap is recorded in accumulated other comprehensive loss in shareholders’ equity on the Consolidated Balance Sheets, and amounted to approximately $2.1 million at March 31, 2012 and $2.2 million at December 31, 2011. Also recorded as a component of accumulated other comprehensive loss in shareholders’ equity on the Consolidated Balance Sheets is the accumulated losses related to the construction loan interest rate swap of approximately $2.5 million, net of tax, at March 31, 2012 and $2.6 million at December 31, 2011. The amount remaining in accumulated other comprehensive loss related to the construction loan interest rate swap is being recognized in the Consolidated Statements of Income over the depreciable life of the office building beginning in January 2010. Approximately $900 thousand, net of tax, currently recognized in accumulated other comprehensive loss related to both the construction loan interest rate swap and the mortgage loan interest rate swap is expected to be reclassified into earnings over the next twelve months.

Non-designated Hedges

On June 25, 2009, we entered into an interest rate swap with Goldman Sachs in the notional amount of $97 million and with a maturity date of January 19, 2022 (Goldman Sachs interest rate swap). NewMarket entered into the Goldman Sachs interest rate swap in connection with the termination of a loan application and related rate lock agreement between Foundry Park I and Principal Commercial Funding II, LLC (Principal). When the rate lock agreement was originally executed in 2007, Principal simultaneously entered into an interest rate swap with a third party to hedge Principal’s exposure to fluctuation in the ten-year United States Treasury Bond rate. Upon the termination on June 25, 2009 of the rate lock agreement, Goldman Sachs both assumed Principal’s position with the third party and entered into an offsetting interest rate swap with NewMarket. Under the terms of this interest rate swap, NewMarket is making fixed rate payments at 5.3075% and Goldman Sachs makes variable rate payments based on three-month LIBOR. We have collateralized this exposure through cash deposits posted with Goldman Sachs amounting to $32.8 million at March 31, 2012. This transaction effectively preserves the impact of the original rate lock agreement for the possible application to a future loan of a similar structure.

We do not use hedge accounting for the Goldman Sachs interest rate swap, and therefore, immediately recognize any change in the fair value of this derivative financial instrument directly in earnings.

*****

The table below presents the fair value of our derivative financial instruments, as well as their classification on the Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011.

Fair Value of Derivative Instruments

(in thousands)

	Asset Derivatives				Liability Derivatives
	March 31, 2012		December 31, 2011		March 31, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments
Mortgage loan interest rate swap		$0		$0	Accrued expenses and Other noncurrent liabilities	$3,542	Accrued expenses and Other noncurrent liabilities	$3,692

Derivatives Not Designated as Hedging Instruments
Goldman Sachs interest rate swap		$0		$0	Accrued expenses and Other noncurrent liabilities	$27,889	Accrued expenses and Other noncurrent liabilities	$32,098

The total fair value reflected in the table above includes amounts recorded in accrued expenses of approximately $130 thousand at both March 31, 2012 and December 31, 2011 for the mortgage loan interest rate swap and approximately $0.9 million at March 31, 2012 and $2.2 million at December 31, 2011 for the Goldman Sachs interest rate swap.

The tables below present the effect of our derivative financial instruments on the Consolidated Statements of Income.

Effect of Derivative Instruments on the Consolidated Statements of Income

Designated Cash Flow Hedges

(in thousands)

Derivatives in Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended March 31			Three Months Ended March 31			Three Months Ended March 31
	2012	2011		2012	2011		2012	2011
Mortgage loan interest rate swap	$(228)	$178	Interest and financing expenses	$(378)	$(392)		$0	$0

Construction loan interest rate swap	$0	$0	Cost of rental	$(21)	$(21)		$0	$0

Effect of Derivative Instruments on the Consolidated Statements of Income

Not Designated Derivatives

(in thousands)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended March 31
		2012	2011

Goldman Sachs interest rate swap	Other income (expense), net	$1,735	$866

Credit-risk-related Contingent Features

We have agreements with both of our current derivative counterparties that contain a provision where we could be declared in default on our derivative obligations if repayment of indebtedness is accelerated by our lender(s) due to our default on the indebtedness.

As of March 31, 2012, the fair value of derivatives in a net liability position related to these agreements, which includes accrued interest but excludes any adjustment for nonperformance risk, was $31.0 million. We have minimum collateral posting thresholds with one of our derivative counterparties and have posted cash collateral of $32.8 million as of March 31, 2012. If required, we could have settled our obligations under the agreements at their termination value of $31.0 million at March 31, 2012.

10.	Comprehensive Income and Accumulated Other Comprehensive Loss

The balances of, and changes in, the components of accumulated other comprehensive loss, net of tax, consist of the following:

	Pension Plans and Other Postretirement Benefits	Derivative Instruments	Foreign Currency Translation Adjustments	Unrealized Gain on Marketable Securities	Accumulated Other Comprehensive Loss
	(in thousands)
Balance at January 1, 2011	$(51,562)	$(4,151)	$(18,107)	$0	$(73,820)
Other comprehensive income (loss)	(24,854)	(585)	163	364	(24,912)

Balance at December 31, 2011	(76,416)	(4,736)	(17,944)	364	(98,732)
Other comprehensive income (loss)	1,046	105	6,669	265	8,085

Balance at March 31, 2012	$(75,370)	$(4,631)	$(11,275)	$629	$(90,647)

11.	Fair Value Measurements

The following table provides information on assets and liabilities measured at fair value on a recurring basis. No events occurred during the three months ended March 31, 2012 requiring adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

	Carrying Amount in Consolidated		Fair Value Measurements Using
	Balance Sheets	Fair Value	Level 1	Level 2	Level 3
	March 31, 2012
		(in thousands)
Cash and cash equivalents	$72,746	$72,746	$72,746	$0	$0
Marketable securities	5,637	5,637	0	5,637	0
Interest rate swaps liability	31,431	31,431	0	31,431	0

	December 31, 2011
	(in thousands)
Cash and cash equivalents	$50,370	$50,370	$50,370	$0	$0
Marketable securities	5,208	5,208	0	5,208	0
Interest rate swaps liability	35,790	35,790	0	35,790	0

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustment associated with the derivatives utilizes Level 3 inputs. These Level 3 inputs include estimates of current credit spreads to evaluate the likelihood of default by both us and the counterparties to the derivatives. As of March 31, 2012 and December 31, 2011, we have assessed the significance of the impact of the credit valuation adjustment on the overall valuation of our derivatives and have determined that the credit valuation adjustment is not significant to the overall valuation of the derivatives. Accordingly, we have determined that our derivative valuations should be classified in Level 2 of the fair value hierarchy.

In conjunction with the Financial Accounting Standards Board guidance on fair value measurement, we have made an accounting policy election to measure credit risk of any derivative financial instruments subject to master netting agreements on a net basis by counterparty portfolio.

The marketable securities in the table above represent the 195,313 shares of unregistered Innospec Inc. common stock that we own. See Note 18 in the 2011 Annual Report for further information. The fair value of the common stock is determined using the closing market price of Innospec Inc. common stock at March 31, 2012, discounted for transfer restrictions on the shares. While the Innospec Inc. common stock is traded on a national exchange and the market price is a Level 1 input in the fair value hierarchy, the discount factor utilizes Level 3 inputs. We have assessed the significance of the impact of the discount factor adjustment on the overall valuation of the marketable securities and have determined that it is not significant to the overall valuation of the marketable securities. Accordingly, we have determined that our marketable securities valuation should be classified in Level 2 of the fair value hierarchy as the valuation relies on quoted prices for similar assets in an active market.

Long-term Debt – We record the value of our long-term debt at historical cost. The estimated fair value of our long-term debt is shown in the table below and is based primarily on estimated current rates available to us for debt of the same remaining duration and adjusted for nonperformance risk and credit risk. The estimated fair value is determined by the market standard practice of modeling the contractual cash flows required under the debt instrument and discounting the cash flows back to present value at the appropriate credit-risk adjusted market interest rates. For floating rate debt obligations, we use forward rates, derived from observable market yield curves, to project the expected cash flows we will be required to make under the debt instrument. We then discount those cash flows back to present value at the appropriate credit-risk adjusted market interest rates. The fair value is categorized as Level 2.

	March 31, 2012		December 31, 2011
		(in thousands)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current maturities	$220,629	$232,716	$243,567	$252,557

12.	Consolidating Financial Information

The senior notes are guaranteed by certain of our subsidiaries (Guarantor Subsidiaries) on a joint and several unsecured senior basis. The senior notes include a provision which allows for a Guarantor Subsidiary to be released of any obligation under the subsidiary guarantee under certain conditions. Those conditions include the sale or other disposition of all or substantially all of the Guarantor Subsidiary’s assets. The Guarantor Subsidiaries include all of our existing and future 100% owned domestic restricted subsidiaries. The Guarantor Subsidiaries and the subsidiaries that do not guarantee the senior notes (the Non-Guarantor Subsidiaries) are 100% owned by NewMarket Corporation (the Parent Company). The Guarantor Subsidiaries consist of the following:

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

The following sets forth the Consolidating Statements of Income and Comprehensive Income for the three months ended March 31, 2012 and March 31, 2011; Consolidating Balance Sheets as of March 31, 2012 and December 31, 2011; and Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2012 and March 31, 2011 for the Parent Company, the Guarantor Subsidiaries, and Non-Guarantor Subsidiaries. The financial information is based on our understanding of the SEC’s interpretation and application of Rule 3-10 of the SEC Regulation S-X.

The financial information may not necessarily be indicative of results of operations or financial positions had the Guarantor Subsidiaries or Non-Guarantor Subsidiaries operated as independent entities. The Parent Company accounts for investments in these subsidiaries using the equity method.

During 2011, we made an adjustment to the presentation of previously reported amounts for intercompany activity on the Condensed Consolidating Statements of Cash Flows. This adjustment did not have an impact on the reported consolidated financial statements for the period ended March 31, 2011.

On April 16, 2012, we redeemed all of the outstanding senior notes, representing an aggregate principal amount of $150 million. See Note 7 for further information.

NewMarket Corporation and Subsidiaries

Consolidating Statements of Income and Comprehensive Income

Three Months Ended March 31, 2012

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated

Revenue:
Net sales - product	$0	$225,709	$334,112	$0	$559,821
Rental revenue	0	2,858	0	0	2,858

	0	228,567	334,112	0	562,679

Costs:
Cost of goods sold - product	0	99,176	292,899	0	392,075
Cost of rental	0	1,068	0	0	1,068

	0	100,244	292,899	0	393,143

Gross profit	0	128,323	41,213	0	169,536

Selling, general, and administrative expenses	1,450	27,819	7,639	0	36,908
Research, development, and testing expenses	0	21,120	6,775	0	27,895

Operating profit (loss)	(1,450)	79,384	26,799	0	104,733

Interest and financing expenses, net	3,377	87	1,018	0	4,482
Loss on early extinguishment of debt	3,221	0	0	0	3,221
Other income (expense), net	1,744	(31)	60	0	1,773

(Loss) income before income taxes and equity income of subsidiaries	(6,304)	79,266	25,841	0	98,803
Income tax (benefit) expense	(2,584)	29,124	5,716	0	32,256
Equity income of subsidiaries	70,267	0	0	(70,267)	0

Net income	$66,547	$50,142	$20,125	$(70,267)	$66,547

Comprehensive income	$67,124	$52,920	$24,855	$(70,267)	$74,632

NewMarket Corporation and Subsidiaries

Consolidating Statements of Income and Comprehensive Income

Three Months Ended March 31, 2011

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated

Revenue:
Net sales - product	$0	$192,951	$312,274	$0	$505,225
Rental revenue	0	2,858	0	0	2,858

	0	195,809	312,274	0	508,083

Costs:
Cost of goods sold - product	0	129,173	236,878	0	366,051
Cost of rental	0	1,068	0	0	1,068

	0	130,241	236,878	0	367,119

Gross profit	0	65,568	75,396	0	140,964

Selling, general, and administrative expenses	1,171	26,822	10,431	0	38,424
Research, development, and testing expenses	0	18,928	5,533	0	24,461

Operating profit (loss)	(1,171)	19,818	59,432	0	78,079

Interest and financing expenses, net	3,547	286	812	0	4,645
Other income (expense), net	(109)	(27)	69	0	(67)

(Loss) income before income taxes and equity income of subsidiaries	(4,827)	19,505	58,689	0	73,367
Income tax (benefit) expense	(2,112)	10,157	15,733	0	23,778
Equity income of subsidiaries	52,304	0	0	(52,304)	0

Net income	$49,589	$9,348	$42,956	$(52,304)	$49,589

Comprehensive income	$49,880	$11,200	$50,562	$(52,304)	$59,338

NewMarket Corporation and Subsidiaries

Consolidating Balance Sheets

March 31, 2012

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated

ASSETS

Cash and cash equivalents	$17	$27,295	$45,434	$0	$72,746
Trade and other accounts receivable, net	0	117,028	194,860	0	311,888
Amounts due from affiliated companies	809,603	1,198,067	26,449	(2,034,119)	0
Inventories	0	113,187	201,914	0	315,101
Deferred income taxes	2,240	2,249	845	0	5,334
Prepaid expenses and other current assets	8,847	28,478	2,607	0	39,932

Total current assets	820,707	1,486,304	472,109	(2,034,119)	745,001

Amounts due from affiliated companies	0	113,716	0	(113,716)	0

Property, plant, and equipment, at cost	0	820,405	225,944	0	1,046,349
Less accumulated depreciation and amortization	0	563,910	128,614	0	692,524

Net property, plant, and equipment	0	256,495	97,330	0	353,825

Investment in consolidated subsidiaries	1,066,775	0	0	(1,066,775)	0
Prepaid pension cost	0	0	12,596	0	12,596
Deferred income taxes	40,784	0	0	(6,542)	34,242
Other assets and deferred charges	40,130	29,158	2,190	0	71,478
Intangibles (net of amortization) and goodwill	0	29,015	7,340	0	36,355

Total assets	$1,968,396	$1,914,688	$591,565	$(3,221,152)	$1,253,497

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable	$20	$73,439	$46,149	$0	$119,608
Accrued expenses	11,791	36,086	17,506	0	65,383
Dividends payable	8,521	0	0	0	8,521
Book overdraft	0	7,712	0	0	7,712
Amounts due to affiliated companies	1,059,400	916,379	58,340	(2,034,119)	0
Long-term debt, current portion	0	2,998	7,800	0	10,798
Income taxes payable	7,190	12,226	9,515	0	28,931

Total current liabilities	1,086,922	1,048,840	139,310	(2,034,119)	240,953

Long-term debt	150,000	59,831	0	0	209,831
Amounts due to affiliated companies	0	8,025	105,691	(113,716)	0
Other noncurrent liabilities	117,303	51,759	26,022	(6,542)	188,542

Total liabilities	1,354,225	1,168,455	271,023	(2,154,377)	639,326

Shareholders’ equity:
Common stock and paid-in capital	64	388,281	71,322	(459,603)	64
Accumulated other comprehensive loss	(90,647)	(17,577)	(29,824)	47,401	(90,647)
Retained earnings	704,754	375,529	279,044	(654,573)	704,754

Total shareholders’ equity	614,171	746,233	320,542	(1,066,775)	614,171

Total liabilities and shareholders’ equity	$1,968,396	$1,914,688	$591,565	$(3,221,152)	$1,253,497

NewMarket Corporation and Subsidiaries

Consolidating Balance Sheets

December 31, 2011

(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated

ASSETS

Cash and cash equivalents	$17	$9,653	$40,700	$0	$50,370
Trade and other accounts receivable, net	0	122,812	164,432	(8,912)	278,332
Amounts due from affiliated companies	732,392	1,057,075	17,132	(1,806,599)	0
Inventories	0	106,278	200,507	0	306,785
Deferred income taxes	2,790	3,836	635	0	7,261
Prepaid expenses and other current assets	8,629	25,967	2,387	0	36,983

Total current assets	743,828	1,325,621	425,793	(1,815,511)	679,731

Amounts due from affiliated companies	0	110,444	0	(110,444)	0

Property, plant, and equipment, at cost	0	815,209	219,263	0	1,034,472
Less accumulated depreciation and amortization	0	558,177	123,329	0	681,506

Net property, plant, and equipment	0	257,032	95,934	0	352,966

Investment in consolidated subsidiaries	989,039	0	0	(989,039)	0
Prepaid pension cost	0	0	11,494	0	11,494
Deferred income taxes	43,053	0	0	(7,248)	35,805
Other assets and deferred charges	42,219	29,166	2,234	0	73,619
Intangibles (net of amortization) and goodwill	0	30,758	7,289	0	38,047

Total assets	$1,818,139	$1,753,021	$542,744	$(2,922,242)	$1,191,662

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable	$11	$61,778	$41,428	$0	$103,217
Accrued expenses	8,093	50,827	19,626	0	78,546
Dividends payable	8,529	0	0	0	8,529
Book overdraft	0	1,680	0	0	1,680
Amounts due to affiliated companies	944,282	818,452	43,865	(1,806,599)	0
Long-term debt, current portion	0	2,943	8,023	0	10,966
Income taxes payable	12,229	0	9,769	(8,912)	13,086

Total current liabilities	973,144	935,680	122,711	(1,815,511)	216,024

Long-term debt	172,000	60,601	0	0	232,601
Amounts due to affiliated companies	0	8,025	102,419	(110,444)	0
Other noncurrent liabilities	123,402	51,663	25,627	(7,248)	193,444

Total liabilities	1,268,546	1,055,969	250,757	(1,933,203)	642,069

Shareholders’ equity:
Common stock and paid in capital	64	388,282	71,322	(459,604)	64
Accumulated other comprehensive loss	(98,732)	(20,355)	(34,554)	54,909	(98,732)
Retained earnings	648,261	329,125	255,219	(584,344)	648,261

Total shareholders’ equity	549,593	697,052	291,987	(989,039)	549,593

Total liabilities and shareholders’ equity	$1,818,139	$1,753,021	$542,744	$(2,922,242)	$1,191,662

NewMarket Corporation and Subsidiaries

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 31, 2012

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated

Cash provided from (used in) operating activities	$(19,533)	$70,140	$12,483	$0	$63,090

Cash flows from investing activities:
Capital expenditures	0	(5,044)	(2,388)	0	(7,432)
Deposits for interest rate swap	(5,079)	0	0	0	(5,079)
Return of deposits for interest rate swap	8,340	0	0	0	8,340
Payments on settlement of interest rate swap	(2,574)	0	0	0	(2,574)
Receipts from settlement of interest rate swap	100	0	0	0	100
Cash dividends from subsidiaries	38	5,857	0	(5,895)	0

Cash provided from (used in) investing activities	825	813	(2,388)	(5,895)	(6,645)

Cash flows from financing activities:
Net (repayments) borrowings under revolving credit agreements	(22,000)	0	0	0	(22,000)
Repayment on Foundry Park I mortgage loan	0	(715)	0	0	(715)
Net (repayments) borrowings under lines of credit	0	0	(223)	0	(223)
Dividends paid	(10,054)	(38)	(5,857)	5,895	(10,054)
Debt issuance costs	(2,351)	0	0	0	(2,351)
Financing from affiliated companies	53,113	(53,113)	0	0	0

Cash provided from (used in) financing activities	18,708	(53,866)	(6,080)	5,895	(35,343)

Effect of foreign exchange on cash and cash equivalents	0	555	719	0	1,274

Increase (decrease) in cash and cash equivalents	0	17,642	4,734	0	22,376
Cash and cash equivalents at beginning of year	17	9,653	40,700	0	50,370

Cash and cash equivalents at end of period	$17	$27,295	$45,434	$0	$72,746

NewMarket Corporation and Subsidiaries

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 31, 2011

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated

Cash provided from (used in) operating activities	$(154,320)	$130,173	$40,343	$0	$16,196

Cash flows from investing activities:
Capital expenditures	0	(4,562)	(19,589)	0	(24,151)
Deposits for interest rate swap	(11,408)	0	0	0	(11,408)
Return of deposits for interest rate swap	14,480	0	0	0	14,480
Payments on settlement of interest rate swap	(2,574)	0	0	0	(2,574)
Receipts from settlement of interest rate swap	71	0	0	0	71
Proceeds from sale of short-term investment	300	0	0	0	300
Cash dividends from subsidiaries	0	2,727	0	(2,727)	0

Cash provided from (used in) investing activities	869	(1,835)	(19,589)	(2,727)	(23,282)

Cash flows from financing activities:
Net (repayments) borrowings under revolving credit agreements	37,000	0	0	0	37,000
Repayment on Foundry Park I mortgage loan	0	(664)	0	0	(664)
Net (repayments) borrowings under lines of credit	0	0	71	0	71
Repurchases of common stock	(27,427)	0	0	0	(27,427)
Dividends paid	(903)	0	(2,727)	2,727	(903)
Debt issuance costs	(2,233)	0	0	0	(2,233)
Proceeds from exercise of stock options	4	0	0	0	4
Payments on the capital lease	0	(144)	0	0	(144)
Financing from affiliated companies	147,010	(128,015)	(18,995)	0	0

Cash provided from (used in) financing activities	153,451	(128,823)	(21,651)	2,727	5,704

Effect of foreign exchange on cash and cash equivalents	0	900	1,093	0	1,993

Increase (decrease) in cash and cash equivalents	0	415	196	0	611
Cash and cash equivalents at beginning of year	17	7,717	41,458	0	49,192

Cash and cash equivalents at end of period	$17	$8,132	$41,654	$0	$49,803

13.	Subsequent Events

On April 26, 2012, our Board of Directors declared a quarterly dividend in the amount of 75 cents per share on our common stock. The dividend is payable July 2, 2012 to shareholders of record at the close of business on June 15, 2012.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Forward-Looking Statements

The following discussion contains forward-looking statements about future events and expectations within the meaning of the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements on our current expectations and projections about future results. When we use words in this document, such as “anticipates,” “intends,” “plans,” “believes,” “estimates,” “projects,” “expects,” “should,” “could,” “may,” “will,” and similar expressions, we do so to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements we make regarding future prospects of growth in the petroleum additives market, other trends in the petroleum additives market, our ability to maintain or increase our market share, and our future capital expenditure levels.

We believe our forward-looking statements are based on reasonable expectations and assumptions, within the bounds of what we know about our business and operations. However, we offer no assurance that actual results will not differ materially from our expectations due to uncertainties and factors that are difficult to predict and beyond our control.

Factors that could cause actual results to differ materially from expectations include, but are not limited to, availability of raw materials and transportation systems; supply disruptions at single-sourced facilities; ability to respond effectively to technological changes in our industry; failure to protect our intellectual property rights; hazards common to chemical businesses; occurrence or threat of extraordinary events, including natural disasters and terrorist attacks; competition from other manufacturers; sudden or sharp raw materials price increases; gain or loss of significant customers; risks related to operating outside of the United States; the impact of fluctuations in foreign exchange rates; political, economic, and regulatory factors concerning our products; future governmental regulation; resolution of environmental liabilities or legal proceedings; inability to complete future acquisitions or successfully integrate recent or future acquisitions into our business; and other factors detailed from time to time in the reports that NewMarket files with the Securities and Exchange Commission, including the risk factors in Item 1A, “Risk Factors” of our 2011 Annual Report, which is available to shareholders upon request.

You should keep in mind that any forward-looking statement made by us in this discussion or elsewhere speaks only as of the date on which we make it. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. We have no duty to, and do not intend to, update or revise the forward-looking statements in this discussion after the date hereof, except as may be required by law. In light of these risks and uncertainties, any forward-looking statement made in this discussion or elsewhere, might not occur.

Overview

The first three months of 2012 generated very strong results, but within a range of expected results in the petroleum additives business. Revenue and operating profit increased from the first three months of 2011. In addition, product shipments rebounded from the lower levels of the fourth quarter of last year.

Our cash flow from operations remained strong during the three months 2012, allowing us to pay off the outstanding revolving credit facility balance from the end of 2011 and ending the 2012 period with an additional $22.4 million in cash. Our working capital position also improved from last year.

During 2012, we made some significant changes to our debt structure. We entered into a new $650 million five-year, unsecured revolving credit facility, which replaced our previous $300 million unsecured revolving credit facility. The new credit facility provides us with significantly lower cost of borrowing and increased operating flexibility to execute our long-term business plan. In April 2012, we used funds available under the $650 million revolving credit facility to redeem all of our outstanding 7.125% senior notes in the aggregate principal amount of $150 million. In early May, we intend to pay off the outstanding balance of the Foundry Park I mortgage loan agreement. During three months 2012, we recorded $3.2 million for the loss on the early extinguishment of debt.

Results of Operation

Revenue

Our consolidated revenue for the three months 2012 amounted to $562.7 million, representing an increase of approximately 10.7% from the 2011 three months level of $508.1 million. The table below shows our revenue by segment.

Consolidated Revenue by Segment

(in millions)

	Three Months Ended March 31
	2012	2011

Petroleum additives	$557.7	$502.7
Real estate development	2.9	2.9
All other	2.1	2.5

Consolidated revenue	$562.7	$508.1

Petroleum Additives Segment

Petroleum additives net sales for the first three months 2012 of $557.7 million increased $55.0 million, or approximately 10.9%, from $502.7 million for the first three months 2011. The increase in sales when comparing the two first quarter periods primarily resulted from higher selling prices, partially offset by an unfavorable impact from foreign currency and product shipments. When comparing the two periods, the U.S. Dollar strengthened against the major currencies in which we conduct business, including the Euro and Pound Sterling, resulting in an unfavorable foreign currency impact on revenue from sales. Total product shipments between the first quarter 2012 and first quarter 2011 were substantially unchanged, decreasing 1%.

The table below details the approximate components, in millions, of the increase between the first three months of the 2012 and 2011 periods.

Three Months
(in millions)
Period ended March 31, 2011	$502.7
Decrease in shipments, including changes in product mix	(4.4)
Increase in selling prices, including changes in customer mix	61.4
Decrease due to foreign currency	(2.0)

Period ended March 31, 2012	$557.7

Real Estate Development Segment

The revenue reflected in the table above for both three months 2012 and 2011 for the real estate development segment represents the rental of an office building, which was constructed by Foundry Park I.

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

The table below reports segment operating profit for three months ended March 31, 2012 and March 31, 2011.

Segment Operating Profit

(in millions)

	Three Months Ended March 31
	2012	2011

Petroleum additives	$107.2	$80.6

Real estate development	$1.8	$1.8

All other	$0.5	$0.2

Petroleum Additives Segment

The petroleum additives operating profit increased $26.6 million when comparing three months 2012 to three months 2011. When compared to 2011 operating profit levels for the first three months, results were higher across all major product lines, and in most major geographic regions in which we operate. Our operating profit margin increased to 19.2% for the three months 2012, as compared to 16.0% for three months 2011. The operating profit margin for the rolling four quarters ended March 31, 2012 was 15.4%, which is within our expectations of the performance of our business over the long-term. While operating profit margins will fluctuate from quarter to quarter due to multiple factors, we do not operate our business differently from quarter to quarter, as we believe the fundamentals of our business are unchanged. We continue to focus on developing and delivering innovative, technology-driven goods and services to our customers.

Higher selling prices, as discussed in the Revenue section above, was the predominant factor resulting in increased operating profit for three months 2012 as compared to the same 2011 period. Partially offsetting the impact of higher selling prices was an unfavorable impact from increased raw material costs when comparing three months 2012 and three months 2011. These 2012 results reflect pricing actions taken during 2011 and we believe, also reflect a continual upgrade in the value provided by our products. The operating profit results for three months 2012 were also impacted by some decrease in raw material costs from fourth quarter 2011 levels, but costs are now increasing. We continue to believe that we will be able to recover raw material cost changes in the marketplace, although recovery of costs will lag somewhat behind the increase in costs. While three months 2012 product shipments were down slightly compared to three months 2011, demand has rebounded from the lower levels of fourth quarter 2011 reflecting levels which are more in-line with normal quarterly industry consumption on average. Over the past several years, we have experienced fluctuations in quarterly demand, and we expect this will continue into future quarters and years. Partially offsetting the favorable factors on operating profit, were slightly unfavorable effects from planned spending in combined selling, general, and administrative expenses (SG&A) and research, development, and testing expenses (R&D).

In 2012, SG&A decreased approximately $1.8 million, or 5.5%, over 2011 levels reflecting lower professional fees in 2012. R&D increased approximately $3.4 million, or 14.0%, for three months 2012 when compared to the same 2011 period. We continue to invest in SG&A and R&D to support our customers’ programs and to develop the technology required to remain a leader in this industry.

The following discussion references the Consolidated Financial Statements beginning on page 3 of this Quarterly Report on Form 10-Q.

Interest and Financing Expenses

Interest and financing expenses were $4.5 million for three months 2012 and $4.6 million for three months 2011. The decrease in interest and financing expenses between the two periods of 2012 and 2011 primarily related to lower average outstanding debt on the revolving credit facility during 2012, partially offset by a higher average interest rate as compared to the 2011 period.

Loss on Early Extinguishment of Debt

We recorded a $3.2 million loss on the early extinguishment of debt related to the recognition of $0.5 million of unamortized deferred financing costs on our previous revolving credit facility, as well as $2.7 million from a portion of the early redemption premium on the senior notes. During the second quarter, we expect to recognize an additional loss on early extinguishment of debt of $6.7 million comprising the remaining $2.7 million early redemption premium on the senior notes, $3.2 million of unamortized deferred financing costs on the senior notes, and $0.8 million from unamortized deferred financing costs on the mortgage loan. Of the total expected loss of $9.9 million on the early extinguishment of debt, approximately $5.4 million will be a cash payment in the second quarter 2012. The remaining amounts will be a non-cash charge.

Other Income (Expense), Net

Other income, net for three months 2012 was $1.8 million, while other expense, net for three months 2011 was $67 thousand. Three months 2011 includes $1.0 million expense related to the consent we obtained in January 2011 from the holders of the senior notes to modify the formula for calculating the capacity under the senior notes to make certain restricted payments. The remaining amounts for both 2012 and 2011 primarily reflect the gain on a derivative instrument representing an interest rate swap recorded at fair value through profit and loss. See Note 9 for additional information on the interest rate swap.

Income Tax Expense

Income tax expense was $32.3 million for three months 2012 and $23.8 million for three months 2011. The effective tax rate was 32.6% for three months 2012, while three months 2011 was 32.4%. The increase in income before income tax expense resulted in an increase of $8.3 million in income taxes, while the higher effective tax rate in 2012 as compared to 2011 resulted in an increase of $0.2 million in income tax expense when comparing the three months 2012 and 2011 periods. The effective tax rate for the 2012 period reflects the benefit of a favorable impact from earnings in foreign locations with lower tax rates when compared to the 2011 period. This benefit was offset by a higher state income tax rate and the absence of a research and development credit for three months 2012 as compared to three months 2011.

Cash Flows, Financial Condition, and Liquidity

Cash and cash equivalents at March 31, 2012 were $72.7 million, which was an increase of $22.4 million since December 31, 2011 and included a $1.3 million favorable impact from foreign currency translation.

Our cash and cash equivalents held by our foreign subsidiaries amounted to approximately $48.9 million at March 31, 2012 and $45.3 million at December 31, 2011. A significant amount, but not all, of these foreign cash balances are associated with earnings that we have asserted are indefinitely reinvested. We plan to use these indefinitely reinvested earnings to support growth outside of the United States through funding of operating expenses, research and development expenses, capital expenditures, and other cash needs of our foreign subsidiaries. Periodically, we repatriate cash from our foreign subsidiaries to the United States through intercompany dividends. These intercompany dividends are paid only by subsidiaries whose earnings we have not asserted are indefinitely reinvested or whose earnings qualify as previously taxed income, as defined by the Internal Revenue Code. If circumstances were to change that would cause these indefinitely reinvested earnings to be repatriated, an incremental U.S. tax liability would be incurred. As part of our foreign subsidiary repatriation activities, we received cash dividends of $5.9 million for the three months ended March 31, 2012 and $2.7 million for the three months ended March 31, 2011.

We expect that cash from operations, together with borrowing available under our revolving credit facility, will continue to be sufficient to cover our operating expenses for the foreseeable future.

Cash Flows – Operating Activities

Cash flows provided from operating activities for the three months 2012 were $63.1 million and included a decrease of $22.9 million due to higher working capital levels, including higher accounts receivable and lower accrued expenses, which were partially offset by higher accounts payable and income taxes payable. The increase in accounts receivable is primarily due to higher sales levels when comparing the 2012 period with the fourth quarter 2011. The decrease in accrued expenses primarily reflects payments related to customer rebates made during the three months 2012. The fluctuation in accounts payable is from normal differences in timing of payments, while the increase in income taxes payable reflects taxes due on earnings, which will be paid during the second quarter. Cash flows from operations also include a non-cash charge of $3.2 million for a loss on the early extinguishment of debt. See Note 7 for additional information on our debt structure.

Including cash and the current portion of long-term debt, we had working capital of $504.0 million at March 31, 2012 and $463.7 million at December 31, 2011. The current ratio was 3.09 to 1 at March 31, 2012 and 3.15 to 1 at December 31, 2011.

Cash Flows – Investing Activities

Cash used in investing activities was $6.6 million during three months 2012 and included $7.4 million for capital expenditures. Also included in investing activities was a net return of deposit of $3.3 million and a net settlement payment of $2.5 million related to the Goldman Sachs interest rate swap. Further information on the interest rate swap is discussed in Note 9. We estimate our total capital spending during 2012 will be approximately $50 million. We expect to continue to finance capital spending through cash on hand and cash provided from operations, together with borrowing available under our $650 million revolving credit facility.

Cash Flows – Financing Activities

Cash used in financing activities during three months 2012 amounted to $35.3 million. We repaid $22.0 million under our revolving credit facility during the three months 2012. We also incurred $2.4 million of debt issuance costs related to the $650 million revolving credit facility, and we paid $10.1 million to fund dividends during three months 2012.

We had total long-term debt, including the current portion, of $220.6 million at March 31, 2012, representing a decrease of approximately $22.9 million in our total debt since December 31, 2011. The decrease resulted primarily from the payment of $22.0 million under the revolving credit facility.

At March 31, 2012, in addition to the short-term lines of credit, the revolving credit facility and the mortgage loan, which are discussed below, we had outstanding senior notes in the aggregate principal amount of $150 million that bear interest at a fixed rate of 7.125% and are due in 2016. On March 15, 2012, at our request, Wells Fargo Bank, N.A., as trustee, issued a notice of redemption for all of our outstanding 7.125% senior notes. Under the indenture governing the senior notes, the redemption price is 103.563% of the outstanding aggregate principal amount, plus accrued and unpaid interest to the redemption date. Subsequently, on April 16, 2012, all of the senior notes were redeemed. We used borrowings under our revolving credit facility to finance the redemption. Through redemption, we will recognize total expenses of approximately $8.5 million ($2.7 million during the first quarter 2012 and $5.8 million during the second quarter 2012) related to the prepayment premium and unamortized financing costs on the senior notes.

Two of our subsidiaries also have short-term lines of credit for working capital purposes. The line of credit for one of our subsidiaries in India is for 110 million Rupees and has an outstanding balance of 100 million Rupees or $1.9 million at March 31, 2012. The line of credit for one of our subsidiaries in China is for $10 million with an outstanding balance of $5.9 million at March 31, 2012.

On March 14, 2012, we entered into a new Credit Agreement with a term of five years, which replaces our previous $300 million revolving credit facility. The Credit Agreement provides for a $650 million, multicurrency revolving credit facility, with a $100 million sublimit for multicurrency borrowings, a $100 million sublimit for letters of credit, and a $20 million sublimit for swingline loans. The Credit Agreement includes an expansion feature, which allows us, subject to certain conditions, to request an increase to the aggregate amount of the revolving credit facility or obtain incremental term loans in an amount up to $150 million. Borrowings bear interest at variable rates. The revolving credit facility matures on March 14, 2017. Additional information on the $650 million revolving credit facility is in Note 7. We used a portion of this revolving credit facility to fund the early redemption of all of the outstanding principal of our senior notes on April 16, 2012, and we intend to use additional borrowings in early May to repay the mortgage loan, discussed below.

The following table provides information related to the unused portion of our revolving credit facility:

	March 31 2012	December 31 2011
	(in millions)
Maximum borrowing capacity under the revolving credit facility	$650.0	$300.0
Outstanding borrowings under the revolving credit facility	0.0	22.0
Outstanding letters of credit	6.1	6.1

Unused portion of revolving credit facility	$643.9	$271.9

Both the senior notes and each of the revolving credit facilities contain covenants, representations, and events of default that management considers typical of credit agreements of this nature. We were in compliance with all covenants under the senior notes as of both March 31, 2012 and December 31, 2011, as well as the $650 million revolving credit facility at March 31, 2012 and the $300 million revolving credit facility at December 31, 2011.

The more restrictive and significant of the covenants under the senior notes include a minimum fixed charge coverage ratio of 2.00, as well as a limitation on restricted payments, as defined in the agreement. Our fixed charge coverage ratio was 22.05 at March 31, 2012 and 20.46 at December 31, 2011 under the senior notes. In addition, we would have been permitted to make additional restricted payments in the amount of approximately $150 million at March 31, 2012 and $126 million at December 31, 2011 under the senior notes.

The more restrictive and significant financial covenants under both the previous and new revolving credit facility include:

•	A leverage ratio of no more than 3.00 to 1.00; and

•	An interest coverage ratio of no less than 3.00 to 1.00.

At March 31, 2012, the leverage ratio was 0.59 and the interest coverage ratio was 19.37, while at December 31, 2011 the leverage ratio was 0.69 and the interest coverage ratio was 17.90.

As a percentage of total capitalization (total debt and shareholders’ equity), our total debt percentage decreased from 30.7% at the end of 2011 to 26.4% at March 31, 2012. The change in the percentage was the result of the decrease in debt, as well as an increase in shareholders’ equity. The increase in shareholders’ equity reflects our earnings, partially offset by the impact of dividend payments. Normally, we repay any outstanding long-term debt with cash from operations or refinancing activities.

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

In early May 2012, we intend to pay in full the outstanding principal amount on the Foundry Park I mortgage loan agreement. There will be no prepayment penalty incurred. We expect to utilize borrowings under our revolving credit facility to finance the payment. Concurrently with the payoff of the mortgage loan agreement, the interest rate swap associated with the mortgage loan will also terminate. See Note 9 for information on the interest rate swap. Upon the payoff of the mortgage loan, we will recognize expense of approximately $0.8 million related to the unamortized financing costs on the loan.

Critical Accounting Policies and Estimates

This report, as well as the 2011 Annual Report on Form 10-K, includes a discussion of our accounting principles, as well as methods and estimates used in the preparation of our financial statements. We believe these discussions and financial statements fairly represent the financial position and operating results of our company in all material respects. The purpose of this portion of our discussion is to further emphasize some of the more critical areas where a significant change in facts and circumstances in our operating and financial environment might cause a change in reported financial results.

Intangibles (Net of Amortization) and Goodwill

We have certain identifiable intangibles, as well as goodwill, amounting to $36.4 million at March 31, 2012. These intangibles relate to our petroleum additives business and, except for the goodwill, are being amortized over periods with up to approximately 18 years of remaining life. We continue to assess the market related to these intangibles, as well as their specific values, and have concluded the values and amortization periods are appropriate. We also evaluate these intangibles for any potential impairment when significant events or circumstances occur that might impair the value of these assets. These evaluations continue to support the value at which these identifiable intangibles are carried on our financial statements. However, if conditions were to substantially deteriorate in the petroleum additives market, it could possibly cause a reduction in the periods of the amortization charge or result in a noncash write-off of a portion of the intangibles’ carrying value. A reduction in the amortization period would have no effect on cash flows. We do not anticipate such a change in the market conditions in the near term.

Environmental and Legal Proceedings

We believe our environmental accruals are appropriate for the exposures and regulatory guidelines under which we currently operate. While we currently do not anticipate significant changes to the many factors that could impact our environmental requirements, we continue to keep our accruals consistent with these requirements as they change.

While it is not possible to predict or determine with certainty the outcome of any legal proceeding, it is our opinion, based on our current knowledge, that we will not experience any material adverse effects on our results of operations, financial condition, or cash flows as a result of any pending or threatened proceeding.

Pension Plans and Other Postretirement Benefits

We use assumptions to record the impact of the pension and postretirement plans in the financial statements. These assumptions include the discount rate, expected long-term rate of return on plan assets, rate of compensation increase, and health-care cost trend rate. A change in any one of these assumptions could result in different results for the plans. We develop these assumptions after considering available information that we deem relevant. Information is provided on the pension and postretirement plans in Note 19 of the 2011 Annual Report. In addition, further disclosure on the effect of changes in these assumptions is provided in the “Financial Position and Liquidity” section of Part II, Item 7 of the 2011 Annual Report.

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

Outlook

We have begun 2012 with very good results. We believe the fundamentals of how we run our business – a long-term view, safety-first culture, customer-focused solutions, technology-driven product offerings, world-class supply chain capability, and a regional organizational structure to better understand our customers’ needs – continue to pay dividends to all of our stakeholders.

We expect 2012 to be a more profitable year than 2011, as we project an increase in volume, revenue and net income. Nonetheless, we do not expect all four quarters in 2012 to be as profitable as the first three months of 2012. There has been no significant change in the fundamentals of the petroleum additives business, and we expect the industry demand to continue to grow at a rate of 1% - 2%. We plan to exceed that rate by focusing on areas of the world where we are under-represented and delivering products that specifically meet the needs of those areas. Over the past several years, we have made significant investments to expand our capabilities around the world. These investments have been in people, research centers, and production capacity. We intend to use these new capabilities to improve our ability to deliver the goods and service that our customers value and to expand our business and profits. In summary, we expect the business practices that have produced the outstanding results of the past several years will continue in 2012.

Our business continues to generate significant amounts of cash beyond what is necessary for the expansion and growth of our current product lines. We regularly review the many internal opportunities which we have to utilize this cash, both from a geographical and product line point of view. We continue our efforts in investigating potential acquisitions as both a use for this cash and to generate shareholder value. As we have stated previously, our primary focus in the acquisition area remains on the petroleum additives industry. It is our view that this industry will provide the greatest opportunity for a good return on our investment while minimizing risk. We remain focused on this strategy and will evaluate any future opportunities. Nonetheless, we are patient in this pursuit and intend to make the right acquisition when the opportunity arises. Until an acquisition materializes, we will build cash on our balance sheet and will continue to evaluate all alternative uses of that cash to enhance shareholder value, including stock repurchases and dividends.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2012, there had been no significant changes in our market risk from the information provided in the 2011 Annual Report.

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

The committee and the regional management also represent, to the best of their knowledge, that the financial statements and other financial information included in the report fairly present, in all material respects, the financial condition, results of operations, and cash flows of the company as of and for the periods presented in the report.

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

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings

We are involved in legal proceedings that are incidental to our business and include administrative or judicial actions seeking remediation under environmental laws, such as Superfund. Some of these legal proceedings relate to environmental matters and involve governmental authorities. For further information, see “Environmental” in Note 8.

While it is not possible to predict or determine with certainty the outcome of any legal proceeding, we believe the outcome of any of these proceedings, or all of them combined, will not result in a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

As we previously disclosed, the United States Department of Justice has advised us that it is conducting a review of certain of our foreign business activities in relation to compliance with relevant U.S. economic sanctions programs and anti-corruption laws, as well as certain historical conduct in the domestic U.S. market, and has requested certain information in connection with such review. We are cooperating with the investigation. In connection with such cooperation, we have voluntarily agreed to provide certain information and are conducting an internal review for that purpose.

ITEM 6.	Exhibits

Exhibit 3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form 10-K (File No. 1-32190) filed March 14, 2005)

Exhibit 3.2	NewMarket Corporation Bylaws Amended and Restated effective April 23, 2009 (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 1- 32190) filed February 23, 2009)

Exhibit 10.1	Credit Agreement, dated as of March 14, 2012, by and among the Company and the Foreign Subsidiary Borrowers party thereto; the Lenders party thereto: JPMorgan Chase Bank, N.A. as Administrative Agent; Citizens Bank of Pennsylvania as Syndication Agent: and Bank of America, N.A. and PNC Bank, National Association as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32190) filed March 16, 2012)

Exhibit 31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald

Exhibit 31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by David A. Fiorenza

Exhibit 32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald

Exhibit 32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David A. Fiorenza

Exhibit 99.1	Notice of Full Redemption dated March 15, 2012, relating to the redemption of all of the Company’s outstanding 7.125% Senior Notes (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32190) filed March 16, 2012)

Exhibit 101	XBRL Instance Document and Related Items

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMARKET CORPORATION
(Registrant)

Date: May 2, 2012	By: /s/ D. A. Fiorenza
David A. Fiorenza
Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: May 2, 2012	By: /s/ Wayne C. Drinkwater
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