Form 10-Q
period 2012-06-30
NEWMARKET CORP
filed 2012-07-31
CIK 1282637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Yes  ☐ No  ☒
Number of shares of common stock, without par value, outstanding as of June 30, 2012: 13,404,831

NEWMARKET CORPORATION

INDEX

PART I.     FINANCIAL INFORMATION
ITEM 1.     Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per-share amounts)
(Unaudited)

	Second Quarter Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenue:
Net sales - product	$587,548	$575,665	$1,147,369	$1,080,890
Rental revenue	2,858	2,858	5,716	5,716
	590,406	578,523	1,153,085	1,086,606
Costs:
Cost of goods sold - product	423,939	429,659	816,014	795,710
Cost of rental	1,068	1,068	2,136	2,136
	425,007	430,727	818,150	797,846
Gross profit	165,399	147,796	334,935	288,760
Selling, general, and administrative expenses	40,699	37,319	77,607	75,743
Research, development, and testing expenses	28,466	25,379	56,361	49,840
Operating profit	96,234	85,098	200,967	163,177
Interest and financing expenses, net	2,384	4,693	6,866	9,338
Loss on early extinguishment of debt	6,711	0	9,932	0
Other expense, net	5,594	3,987	3,821	4,054
Income before income tax expense	81,545	76,418	180,348	149,785
Income tax expense	26,277	24,159	58,533	47,937
Net income	$55,268	$52,259	$121,815	$101,848
Basic earnings per share	$4.12	$3.77	$9.09	$7.34
Diluted earnings per share	$4.12	$3.77	$9.09	$7.34
Shares used to compute basic earnings per share	13,405	13,852	13,405	13,871
Shares used to compute diluted earnings per share	13,405	13,856	13,405	13,881
Cash dividends declared per common share	$0.75	$0.60	$1.50	$1.04

See accompanying Notes to Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Second Quarter Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income	$55,268	$52,259	$121,815	$101,848
Other comprehensive (loss) income:
Pension plans and other postretirement benefits:
Amortization of prior service cost included in net periodic benefit cost, net of income tax expense of $11 in second quarter 2012, $21 in six months 2012, $35 in second quarter 2011, and $70 in six months 2011	6	65	11	130
Amortization of actuarial net loss included in net periodic benefit cost, net of income tax expense of $575 in second quarter 2012, $1,120 in six months 2012, $361 in second quarter 2011, and $719 in six months 2011	993	654	2,024	1,304
Amortization of transition obligation included in net periodic benefit cost, net of income tax expense of $4 in second quarter 2012 and 2011, and $7 in six months 2012 and 2011	9	10	19	20
Total pension plans and other postretirement benefits	1,008	729	2,054	1,454
Derivative instruments:
Unrealized loss on derivative instruments, net of income tax benefit of $121 in second quarter 2012, $210 in six months 2012, $524 in second quarter 2011, and $456 in six months 2011	(191)	(826)	(330)	(716)
Reclassification adjustments for losses on derivative instruments included in net income, net of income tax expense of $142 in second quarter 2012, $297 in six months 2012, $163 in second quarter 2011, and $324 in six months 2011	223	258	467	510
Total derivative instruments	32	(568)	137	(206)
Foreign currency translation adjustments, net of income tax (benefit) expense of ($2,079) in second quarter 2012, ($1,607) in six months 2012, $571 in second quarter 2011, and $1,668 in six months 2011	(10,048)	766	(3,379)	9,428
Unrealized (loss) gain on marketable securities, net of income tax (benefit) expense of ($55) in second quarter 2012 and $109 in six months 2012	(88)	0	177	0
Other comprehensive (loss) income	(9,096)	927	(1,011)	10,676
Comprehensive income	$46,172	$53,186	$120,804	$112,524

See accompanying Notes to Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$49,355	$50,370
Trade and other accounts receivable, less allowance for doubtful accounts ($450 in 2012 and $516 in 2011)	320,582	278,332
Inventories:
Finished goods and work-in-process	258,458	249,826
Raw materials	51,406	50,037
Stores, supplies, and other	7,700	6,922
	317,564	306,785
Deferred income taxes	7,125	7,261
Prepaid expenses and other current assets	39,667	36,983
Total current assets	734,293	679,731
Property, plant, and equipment, at cost	1,041,669	1,034,472
Less accumulated depreciation and amortization	690,922	681,506
Net property, plant, and equipment	350,747	352,966
Prepaid pension cost	13,002	11,494
Deferred income taxes	35,354	35,805
Other assets and deferred charges	72,790	73,619
Intangibles (net of amortization) and goodwill	34,031	38,047
Total assets	$1,240,217	$1,191,662
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$119,525	$103,217
Accrued expenses	69,309	78,546
Dividends payable	8,563	8,529
Book overdraft	2,990	1,680
Long-term debt, current portion	1,598	10,966
Income taxes payable	13,428	13,086
Total current liabilities	215,413	216,024
Long-term debt	188,000	232,601
Other noncurrent liabilities	186,514	193,444
Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock and paid-in capital (without par value; authorized shares - 80,000,000; issued and outstanding shares - 13,404,831 at June 30, 2012 and December 31, 2011)	64	64
Accumulated other comprehensive loss	(99,743)	(98,732)
Retained earnings	749,969	648,261
	650,290	549,593
Total liabilities and shareholders’ equity	$1,240,217	$1,191,662

See accompanying Notes to Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share and per-share amounts)
(Unaudited)

	Common Stock and Paid-in Capital		Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2010	14,034,884	$0	$(73,820)	$565,460	$491,640
Net income				206,907	206,907
Other comprehensive loss			(24,912)		(24,912)
Cash dividends ($2.39 per share)				(32,588)	(32,588)
Repurchases of common stock	(659,373)	(3,237)		(91,518)	(94,755)
Stock options exercised	16,000	70			70
Stock option tax benefit		1,102			1,102
Issuance of stock	13,320	2,129			2,129
Balance at December 31, 2011	13,404,831	64	(98,732)	648,261	549,593
Net income				121,815	121,815
Other comprehensive loss			(1,011)		(1,011)
Cash dividends ($1.50 per share)				(20,107)	(20,107)
Balance at June 30, 2012	13,404,831	$64	$(99,743)	$749,969	$650,290

See accompanying Notes to Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2012	2011
Cash and cash equivalents at beginning of year	$50,370	$49,192
Cash flows from operating activities:
Net income	121,815	101,848
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and other amortization	20,677	20,771
Amortization of deferred financing costs	682	788
Noncash environmental remediation and dismantling	(351)	687
Noncash pension benefits expense	7,620	6,383
Noncash postretirement benefits expense	1,993	1,600
Noncash foreign exchange gain	(679)	(123)
Deferred income tax expense	964	3,628
Loss on early extinguishment of debt	9,932	0
Unrealized loss on derivative instruments, net	1,655	747
Working capital changes	(49,565)	(84,660)
Realized loss on derivative instruments, net	2,336	2,429
Cash pension benefits contributions	(15,166)	(14,623)
Cash postretirement benefits contributions	(968)	(990)
Cash payment for 7.125% senior notes redemption	(5,345)	0
Excess tax benefits from stock-based payment arrangements	0	(1,036)
Change in book overdraft	1,310	8,758
Other, net	559	966
Cash provided from operating activities	97,469	47,173
Cash flows from investing activities:
Capital expenditures	(16,967)	(34,790)
Deposits for interest rate swap	(12,403)	(20,274)
Return of deposits for interest rate swap	9,960	17,890
Payments on settlement of interest rate swap	(2,574)	(2,574)
Receipts from settlement of interest rate swap	238	145
Proceeds from sale of short-term investment	0	300
Cash used in investing activities	(21,746)	(39,303)
Cash flows from financing activities:
Net borrowings under revolving credit agreements	166,000	44,000
Repayment of 7.125% senior notes	(150,000)	0
Repayment of Foundry Park I mortgage loan	(63,544)	(1,340)
Net (repayments) borrowings under lines of credit	(6,425)	780
Repurchases of common stock	0	(31,512)
Dividends paid	(20,107)	(7,301)
Debt issuance costs	(2,369)	(3,233)
Proceeds from exercise of stock options	0	70
Excess tax benefits from stock-based payment arrangements	0	1,036
Payments on the capital lease	0	(144)
Cash (used in) provided from financing activities	(76,445)	2,356
Effect of foreign exchange on cash and cash equivalents	(293)	1,470
(Decrease) increase in cash and cash equivalents	(1,015)	11,696
Cash and cash equivalents at end of period	$49,355	$60,888

See accompanying Notes to Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Financial Statement Presentation
In the opinion of management, the accompanying consolidated financial statements of NewMarket Corporation and its subsidiaries contain all necessary adjustments for the fair statement of, in all material respects, our consolidated financial position as of June 30, 2012 and December 31, 2011, the change in our shareholders’ equity for the six months ended June 30, 2012 and the year ended December 31, 2011, our consolidated results of operations and comprehensive income for the second quarter and six months ended June 30, 2012 and June 30, 2011, and our cash flows for the six months ended June 30, 2012 and June 30, 2011. All adjustments are of a normal, recurring nature, unless otherwise disclosed. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the NewMarket Corporation Annual Report on Form 10-K for the year ended December 31, 2011 (2011 Annual Report), as filed with the Securities and Exchange Commission (SEC). The results of operations for the six month period ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012. The December 31, 2011 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
Unless the context otherwise indicates, all references to “we,” “us,” “our,” the “Company” and “NewMarket” are to NewMarket Corporation and its consolidated subsidiaries.
At both June 30, 2012 and December 31, 2011, we had a book overdraft for some of our disbursement cash accounts. A book overdraft represents disbursements that have not cleared the bank accounts at the end of the reporting period. There are no agreements with the same banks to offset the presented balance. We transfer cash on an as-needed basis to fund these items as they clear the bank in subsequent periods.
Cash dividends for the six months ended June 30, 2012 and June 30, 2011 were declared and paid as shown in the table below.

Year	Date Declared	Date Paid	Per Share Amount
2012	February 23, 2012	April 2, 2012	$0.75
	April 26, 2012	July 2, 2012	0.75
2011	February 17, 2011	April 1, 2011	0.44
	April 20, 2011	July 1, 2011	0.60

2.    Asset Retirement Obligations
Our asset retirement obligations are related primarily to our tetraethyl lead (TEL) operations. The following table illustrates the activity associated with our asset retirement obligations for the six months ended June 30, 2012 and June 30, 2011.

(in thousands)	2012	2011
Asset retirement obligations, January 1	$3,297	$2,975
Accretion expense	82	74
Liabilities settled	(255)	0
Changes in expected cash flows and timing	109	0
Asset retirement obligations, June 30	$3,233	$3,049

3.    Segment Information
The tables below show our consolidated segment results. The “All other” category includes the operations of the TEL business, as well as certain contract manufacturing performed by Ethyl Corporation (Ethyl).

Consolidated Revenue by Segment

	Second Quarter Ended		Six Months Ended
(in millions)	June 30,		June 30,
	2012	2011	2012	2011
Petroleum additives	$584.2	$572.8	$1,141.9	$1,075.5
Real estate development	2.8	2.8	5.7	5.7
All other	3.4	2.9	5.5	5.4
Consolidated revenue	$590.4	$578.5	$1,153.1	$1,086.6

Segment Operating Profit

	Second Quarter Ended		Six Months Ended
(in millions)	June 30,		June 30,
	2012	2011	2012	2011
Petroleum additives	$96.9	$85.6	$204.1	$166.2
Real estate development	1.8	1.8	3.6	3.6
All other	2.8	1.0	3.3	1.3
Segment operating profit	101.5	88.4	211.0	171.1
Corporate, general, and administrative expenses	(5.5)	(3.6)	(11.0)	(7.7)
Interest and financing expenses, net	(2.4)	(4.7)	(6.9)	(9.3)
Loss on interest rate swap agreement (a)	(5.7)	(4.1)	(4.0)	(3.2)
Loss on early extinguishment of debt (b)	(6.7)	0.0	(9.9)	0.0
Other income (expense), net	0.3	0.4	1.1	(1.1)
Income before income tax expense	$81.5	$76.4	$180.3	$149.8

(a)
The loss on interest rate swap agreement represents the change, since the beginning of the reporting period, in the fair value of an interest rate swap which we entered into on June 25, 2009. We are not using hedge accounting to record the interest rate swap, and accordingly, any change in the fair value is immediately recognized in earnings.

(b)
In March 2012, we entered into a $650 million five-year unsecured revolving credit facility which replaced our previous $300 million unsecured revolving credit facility. In April 2012, we used a portion of this new credit facility to fund the early redemption of all of our outstanding 7.125% senior notes due 2016 (senior notes), representing an aggregate principal amount of $150 million. In May 2012, we used a portion of the new credit facility to repay the outstanding principal amount on the Foundry Park I, LLC mortgage loan agreement (mortgage loan). As a result, we recognized a loss on early extinguishment of debt of $6.7 million during the second quarter ended June 30, 2012 and $9.9 million during the six months ended June 30, 2012 from accelerated amortization of financing fees associated with the prior revolving credit facility, the senior notes, and the mortgage loan, as well as costs associated with redeeming the senior notes prior to maturity.

Segment Depreciation and Amortization

	Second Quarter Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2012	2011	2012	2011
Petroleum additives	$9.3	$9.3	$18.1	$18.2
Real estate development	0.9	0.9	1.9	1.9
All other and corporate	0.7	0.8	1.4	1.5
Total depreciation and amortization	$10.9	$11.0	$21.4	$21.6

4.    Pension and Postretirement Benefit Plans
The table below shows cash contributions made during the six months ended June 30, 2012, as well as expected remaining cash contributions for the year ending December 31, 2012, for both our domestic and foreign pension plans and postretirement benefit plans.

	Actual Cash	Expected Remaining
	Contributions for	Cash Contributions
	Six Months Ended	for Year Ending
(in thousands)	June 30, 2012	December 31, 2012
Domestic plans
Pension benefits	$11,284	$11,284
Postretirement benefits	866	866
Foreign plans
Pension benefits	3,882	3,455
Postretirement benefits	102	102

The tables below present information on net periodic benefit cost for our pension and postretirement benefit plans.

	Domestic
	Pension Benefits		Postretirement Benefits
	Second Quarter Ended
	June 30,
(in thousands)	2012	2011	2012	2011
Service cost	$2,157	$1,691	$522	$354
Interest cost	2,382	2,246	792	842
Expected return on plan assets	(3,301)	(2,836)	(373)	(399)
Amortization of prior service cost	52	77	3	3
Amortization of actuarial net loss (gain)	1,292	797	0	(75)
Net periodic benefit cost	$2,582	$1,975	$944	$725

	Domestic
	Pension Benefits		Postretirement Benefits
	Six Months Ended
	June 30,
(in thousands)	2012	2011	2012	2011
Service cost	$4,314	$3,382	$1,044	$707
Interest cost	4,741	4,493	1,579	1,685
Expected return on plan assets	(6,602)	(5,673)	(746)	(798)
Amortization of prior service cost	105	153	5	5
Amortization of actuarial net loss (gain)	2,584	1,595	0	(149)
Net periodic benefit cost	$5,142	$3,950	$1,882	$1,450

	Foreign
	Pension Benefits		Postretirement Benefits
	Second Quarter Ended
	June 30,
(in thousands)	2012	2011	2012	2011
Service cost	$1,185	$1,071	$7	$7
Interest cost	1,349	1,501	28	39
Expected return on plan assets	(1,526)	(1,629)	0	0
Amortization of prior service (credit) cost	(39)	22	0	0
Amortization of transition obligation	0	0	13	14
Amortization of actuarial net loss	277	276	8	16
Net periodic benefit cost	$1,246	$1,241	$56	$76

	Foreign
	Pension Benefits		Postretirement Benefits
	Six Months Ended
	June 30,
(in thousands)	2012	2011	2012	2011
Service cost	$2,352	$2,104	$14	$15
Interest cost	2,682	2,950	55	77
Expected return on plan assets	(3,032)	(3,205)	0	0
Amortization of prior service (credit) cost	(77)	43	0	0
Amortization of transition obligation	0	0	26	27
Amortization of actuarial net loss	553	541	16	31
Net periodic benefit cost	$2,478	$2,433	$111	$150

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

	Second Quarter Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per-share amounts)	2012	2011	2012	2011
Basic earnings per share
Numerator:
Net income	$55,268	$52,259	$121,815	$101,848
Denominator:
Weighted-average number of shares of common stock outstanding	13,405	13,852	13,405	13,871
Basic earnings per share	$4.12	$3.77	$9.09	$7.34
Diluted earnings per share
Numerator:
Net income	$55,268	$52,259	$121,815	$101,848
Denominator:
Weighted-average number of shares of common stock outstanding	13,405	13,852	13,405	13,871
Shares issuable upon exercise of stock options	0	4	0	10
Total shares	13,405	13,856	13,405	13,881
Diluted earnings per share	$4.12	$3.77	$9.09	$7.34

6.    Intangibles (Net of Amortization) and Goodwill
The following table provides certain information related to our intangible assets. All of the intangibles relate to the petroleum additives segment. The change in the gross carrying amount between 2011 and 2012 is due to foreign currency fluctuations. There is no accumulated goodwill impairment.

	Identifiable Intangibles
	June 30, 2012		December 31, 2011
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Formulas and technology	$91,572	$72,075	$91,552	$69,387
Contracts	16,380	12,829	16,380	12,139
Customer bases	7,009	2,115	7,050	1,855
Trademarks and trade names	1,563	375	1,609	295
Goodwill	4,901		5,132
	$121,425	$87,394	$121,723	$83,676

Amortization expense was (in millions):

Second quarter ended June 30, 2012	$1.8
Six months ended June 30, 2012	3.7
Second quarter ended June 30, 2011	2.1
Six months ended June 30, 2011	4.2

Estimated amortization expense for the remainder of 2012, as well as annual amortization expense related to our intangible assets for the next five years is expected to be (in millions):

2012	$3.7
2013	7.1
2014	6.2
2015	5.8
2016	1.9
2017	0.7

Generally, we amortize the cost of the customer base intangibles by an accelerated method and the cost of the remaining intangible assets by the straight-line method over their estimated economic lives. We generally amortize contracts over 1.5 to 10 years; customer bases over 20 years; and formulas and technology over 5 to 20 years. Trademarks and trade names are amortized over 10 years.

7.    Long-term Debt
Long-term debt consisted of:

(in thousands)	June 30, 2012	December 31, 2011
Revolving credit facilities	$188,000	$22,000
Lines of credit	1,598	8,023
Senior notes - 7.125% due 2016	0	150,000
Foundry Park I mortgage loan - due 2015	0	63,544
	189,598	243,567
Current maturities of long-term debt	(1,598)	(10,966)
	$188,000	$232,601

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
We paid financing costs in the first six months 2012 of approximately $2.4 million related to this revolving credit facility and carried over deferred financing costs from our previous revolving credit facility of approximately $1.8 million, resulting in total deferred financing costs of $4.2 million, which we are amortizing over the term of the Credit Agreement. We recognized expense of $0.6 million related to the unamortized deferred financing costs on our previous revolving credit facility as part of the loss on early extinguishment of debt.
The obligations under the Credit Agreement are unsecured and are fully guaranteed by NewMarket and the subsidiary guarantors. The revolving credit facility matures on March 14, 2017.
Borrowings made under the revolving credit facility bear interest at an annual rate equal to, at our election, either (1) the ABR plus the Applicable Rate (solely in the case of loans denominated in U.S. dollars to NewMarket) or (2) the Adjusted LIBO Rate plus the Applicable Rate. ABR is the greatest of (i) the rate of interest publicly announced by the Administrative Agent as its prime rate, (ii) the federal funds effective rate plus 0.5%, or (iii) the Adjusted LIBO Rate for a one month interest period plus 1%. The Adjusted LIBO Rate means the rate at which Eurocurrency deposits in the London interbank market for certain periods (as selected by NewMarket) are quoted, as adjusted for statutory reserve requirements for Eurocurrency liabilities and other applicable mandatory costs. Depending on our consolidated Leverage Ratio, the Applicable Rate ranges from 0.50% to 1.00% for loans bearing interest based on the ABR and from 1.50% to 2.00% for loans bearing interest based on the Adjusted LIBO Rate. At June 30, 2012, the Applicable Rate was 0.50% for loans bearing interest based on the ABR and 1.50% for loans bearing interest based on the Adjusted LIBO Rate.
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
We were in compliance with all covenants under our debt agreements at June 30, 2012 and at December 31, 2011.
The following table provides information related to the unused portion of our revolving credit facility in effect at June 30, 2012 and December 31, 2011:

(in millions)	June 30, 2012	December 31, 2011
Maximum borrowing capacity under the revolving credit facility	$650.0	$300.0
Outstanding borrowings under the revolving credit facility	188.0	22.0
Outstanding letters of credit	6.4	6.1
Unused portion of revolving credit facility	$455.6	$271.9

For further information on the outstanding letters of credit, see Note 8. The average interest rate for borrowings under our revolving credit facilities was 1.86% during the first six months of 2012 and 2.90% during 2011.
Senior Notes – On March 15, 2012, at our request, Wells Fargo Bank, N.A., as trustee, issued a notice of redemption for all of our outstanding 7.125% senior notes due 2016, representing an aggregate principal amount of $150 million. Under the indenture governing the senior notes, the redemption price was 103.563% of the outstanding aggregate principal amount, plus accrued and unpaid interest to the redemption date. Subsequently, on April 16, 2012, all of the senior notes were redeemed. We used borrowings under our revolving credit facility to finance the redemption. We recognized total expenses of approximately $8.5 million in the first six months of 2012 related to the early redemption of the senior notes.
Foundry Park I Mortgage Loan – On May 1, 2012, we paid in full the outstanding principal amount on the mortgage loan. No prepayment penalty was incurred. We used borrowings under our revolving credit facility to finance the payment. Concurrently with the payoff of the mortgage loan, the interest rate swap associated with the mortgage loan also terminated. See Note 9 for information on the interest rate swap. Upon the payoff of the mortgage loan, we recognized expense of approximately $0.8 million related to the unamortized financing costs on the mortgage loan.

8.    Contractual Commitments and Contingencies
Information on certain contractual commitments and contingencies follows.
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

	June 30, 2012			December 31, 2011
(in millions)	Former TEL Plant Site, Louisiana	Houston, Texas Plant Site	Superfund Site, Louisiana	Former TEL Plant Site, Louisiana	Houston, Texas Plant Site	Superfund Site, Louisiana
Accrual, discounted	$5.7	$7.0	$2.8	$6.1	$7.4	$3.1
Accrual, undiscounted	7.2	9.6	3.7	7.7	10.2	4.0
Discount rate for accrual	3%	3%	3%	3%	3%	3%
Expected future payments:
2012	$0.4	$0.9	$0.0
2013	0.6	0.2	0.0
2014	0.7	0.2	0.0
2015	0.5	1.6	0.2
2016	0.5	0.2	0.3
Thereafter	4.5	6.5	3.2

Of the total accrual at the Houston, Texas plant site, $6.6 million at June 30, 2012 and $7.0 million at December 31, 2011 relates to remediation. Of the total remediation, $6.2 million at June 30, 2012 and $6.5 million at December 31, 2011 relates to remediation of groundwater and soil.
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
Our total accruals for environmental remediation were approximately $20.6 million at June 30, 2012 and $21.7 million at December 31, 2011. In addition to the accruals for environmental remediation, we also have accruals for dismantling and decommissioning costs of $600 thousand at both June 30, 2012 and December 31, 2011.
Letters of Credit and Guarantees
We have outstanding guarantees with several financial institutions in the amount of $63.2 million at June 30, 2012. The guarantees are secured by letters of credit, as well as cash collateral. A portion of these guarantees is unsecured. The outstanding letters of credit amounted to $6.4 million at June 30, 2012, all of which were issued under the letter of credit sub-facility of our revolving credit facility. The letters of credit primarily relate to insurance and performance guarantees. The remaining amounts represent additional performance, lease, custom, and excise tax guarantees, as well as a cash deposit of $38.5 million related to the Goldman Sachs Bank USA (Goldman Sachs) interest rate swap. The cash deposit is recorded in “Other assets and deferred charges” on the Consolidated Balance Sheets. Expiration dates of the letters of credit and certain guarantees range from 2012 to 2014. Some of the guarantees have no expiration date. We renew letters of credit as necessary.
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
Cash Flow Hedge of Interest Rate Risk
In January 2010, we entered into an interest rate swap to manage our exposure to interest rate movements on the mortgage loan and to reduce variability in interest expense. This mortgage loan interest rate swap terminated with the payoff of the mortgage loan on May 1, 2012. Further information on the mortgage loan is in Note 7 of this Form 10-Q and in Note 12 of our 2011 Annual Report. We also had an interest rate swap to manage our exposure to interest rate movements on the Foundry Park I construction loan and to add stability to capitalized interest expense. The Foundry Park I construction loan interest rate swap matured on January 1, 2010. Both interest rate swaps were designated and qualified as cash flow hedges. As such, the effective portion of changes in the fair value of the swaps was recorded in accumulated other comprehensive loss and is subsequently being reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Any ineffective portion of changes in the fair value of the swap was recognized immediately in earnings.
The accumulated, unrealized loss, net of tax, related to the fair value of the mortgage loan interest rate swap is recorded in accumulated other comprehensive loss in shareholders’ equity on the Consolidated Balance Sheets, and amounted to approximately $2.1 million at June 30, 2012 and $2.2 million at December 31, 2011. The amount remaining in accumulated other comprehensive loss related to the mortgage loan interest rate swap is being recognized in the Consolidated Statements of Income over the original term of the mortgage loan agreement, through January 29, 2015. Also recorded as a component of accumulated other comprehensive loss in shareholders’ equity on the Consolidated Balance Sheets is the accumulated loss related to the construction loan interest rate swap of approximately $2.5 million, net of tax, at June 30, 2012 and $2.6 million, net of tax, at December 31, 2011. The amount remaining in accumulated other comprehensive loss related to the construction loan interest rate swap is being recognized in the Consolidated Statements of Income over the depreciable life of the office building. Approximately $900 thousand, net of tax, currently recognized in accumulated other comprehensive loss related to both the construction loan interest rate swap and the mortgage loan interest rate swap is expected to be reclassified into earnings over the next twelve months.
Non-designated Hedges
On June 25, 2009, we entered into an interest rate swap with Goldman Sachs in the notional amount of $97 million and with a maturity date of January 19, 2022 (Goldman Sachs interest rate swap). NewMarket entered into the Goldman Sachs interest rate swap in connection with the termination of a loan application and related rate lock agreement between Foundry Park I and Principal Commercial Funding II, LLC (Principal). When the rate lock agreement was originally executed in 2007, Principal simultaneously entered into an interest rate swap with a third party to hedge Principal’s exposure to fluctuation in the ten-year United States Treasury Bond rate. Upon the termination on June 25, 2009 of the rate lock agreement, Goldman Sachs both assumed Principal’s position with the third party and entered into an offsetting interest rate swap with NewMarket. Under the terms of this interest rate swap, NewMarket is making fixed rate payments at 5.3075% and Goldman Sachs makes variable rate payments based on three-month LIBOR. We have collateralized this exposure through cash deposits posted with Goldman Sachs amounting to $38.5 million at June 30, 2012 and $36.0 million at December 31, 2011.
We do not use hedge accounting for the Goldman Sachs interest rate swap, and therefore, immediately recognize any change in the fair value of this derivative financial instrument directly in earnings.
*****
The table below presents the fair value of our derivative financial instruments, as well as their classification on the Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011.
Fair Value of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	June 30, 2012		December 31, 2011		June 30, 2012		December 31, 2011
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments
Mortgage loan interest rate swap		$0		$0		$0	Accrued expenses and Other noncurrent liabilities	$3,692
Derivatives Not Designated as Hedging Instruments
Goldman Sachs interest rate swap		$0		$0	Accrued expenses and Other noncurrent liabilities	$33,754	Accrued expenses and Other noncurrent liabilities	$32,098

The total fair value reflected in the table above includes amounts recorded in accrued expenses of approximately $130 thousand at December 31, 2011 for the mortgage loan interest rate swap and approximately $2.2 million at June 30, 2012 and December 31, 2011 for the Goldman Sachs interest rate swap.

The tables below present the effect of our derivative financial instruments on the Consolidated Statements of Income.
Effect of Derivative Instruments on the Consolidated Statements of Income
Designated Cash Flow Hedges
(in thousands)

Derivatives in Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Second Quarter Ended			Second Quarter Ended			Second Quarter Ended
	June 30,			June 30,			June 30,
	2012	2011		2012	2011		2012	2011
Mortgage loan interest rate swap	$(312)	$(1,350)	Interest and financing expenses	$(344)	$(400)		$0	$0
Construction loan interest rate swap	$0	$0	Cost of rental	$(22)	$(21)		$0	$0

	Six Months Ended			Six Months Ended			Six Months Ended
	June 30,			June 30,			June 30,
	2012	2011		2012	2011		2012	2011
Mortgage loan interest rate swap	$(540)	$(1,172)	Interest and financing expenses	$(722)	$(792)		$0	$0
Construction loan interest rate swap	$0	$0	Cost of rental	$(43)	$(42)		$0	$0

Effect of Derivative Instruments on the Consolidated Statements of Income
Non-Designated Derivatives
(in thousands)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Second Quarter Ended		Six Months Ended
		June 30,		June 30,
		2012	2011	2012	2011
Goldman Sachs interest rate swap	Other expense, net	$(5,726)	$(4,042)	$(3,991)	$(3,176)

Credit-risk Related Contingent Features
The agreement we have with our current derivative counterparty contains a provision where we could be declared in default on our derivative obligation if repayment of indebtedness is accelerated by our lender(s) due to our default on the indebtedness.
As of June 30, 2012, the fair value of the derivative in a net liability position related to this agreement, which includes accrued interest but excludes any adjustment for nonperformance risk, was $33.4 million. We have minimum collateral posting thresholds with the counterparty and have posted cash collateral of $38.5 million as of June 30, 2012. If required, we could have settled our obligations under the agreement at the termination value of $33.4 million at June 30, 2012.

10.    Comprehensive Income and Accumulated Other Comprehensive Loss
The balances of, and changes in, the components of accumulated other comprehensive loss, net of tax, consist of the following:

(in thousands)	Pension Plans and Other Postretirement Benefits	Derivative Instruments	Foreign Currency Translation Adjustments	Unrealized Gain on Marketable Securities	Accumulated Other Comprehensive Loss
Balance at January 1, 2011	$(51,562)	$(4,151)	$(18,107)	$0	$(73,820)
Other comprehensive income (loss)	(24,854)	(585)	163	364	(24,912)
Balance at December 31, 2011	(76,416)	(4,736)	(17,944)	364	(98,732)
Other comprehensive income (loss)	2,054	137	(3,379)	177	(1,011)
Balance at June 30, 2012	$(74,362)	$(4,599)	$(21,323)	$541	$(99,743)

11.    Fair Value Measurements
The following table provides information on assets and liabilities measured at fair value on a recurring basis. No events occurred during the six months ended June 30, 2012 requiring adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

	Carrying Amount in Consolidated Balance Sheets		Fair Value Measurements Using
		Fair Value	Level 1	Level 2	Level 3
(in thousands)	June 30, 2012
Cash and cash equivalents	$49,355	$49,355	$49,355	$0	$0
Cash deposit for collateralized interest rate swap	38,484	38,484	38,484	0	0
Marketable securities	5,494	5,494	0	5,494	0
Interest rate swap liability	33,754	33,754	0	33,754	0

	December 31, 2011
Cash and cash equivalents	$50,370	$50,370	$50,370	$0	$0
Cash deposit for collateralized interest rate swap	36,042	36,042	36,042	0	0
Marketable securities	5,208	5,208	0	5,208	0
Interest rate swaps liability	35,790	35,790	0	35,790	0

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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustment associated with the derivatives utilizes Level 3 inputs. These Level 3 inputs include estimates of current credit spreads to evaluate the likelihood of default by both us and the counterparties to the derivatives. As of June 30, 2012 and December 31, 2011, we have assessed the significance of the impact of the credit valuation adjustment on the overall valuation of our derivatives and have determined that the credit valuation adjustment is not significant to the overall valuation of the derivatives. Accordingly, we have determined that our derivative valuations should be classified in Level 2 of the fair value hierarchy.
We have made an accounting policy election to measure credit risk of any derivative financial instruments subject to master netting agreements on a net basis by counterparty portfolio.

The marketable securities in the table above represent the 195,313 shares of unregistered Innospec Inc. common stock that we own. See Note 18 in the 2011 Annual Report for further information. The fair value of the common stock is determined using the closing market price of Innospec Inc. common stock at June 30, 2012, discounted for transfer restrictions on the shares. While the Innospec Inc. common stock is traded on a national exchange and the market price is a Level 1 input in the fair value hierarchy, the discount factor utilizes Level 3 inputs. We have assessed the significance of the impact of the discount factor adjustment on the overall valuation of the marketable securities and have determined that it is not significant to the overall valuation of the marketable securities. Accordingly, we have determined that our marketable securities valuation should be classified in Level 2 of the fair value hierarchy as the valuation relies on quoted prices for similar assets in an active market.
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

	June 30, 2012		December 31, 2011
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current maturities	$189,598	$190,235	$243,567	$252,557

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operation
Forward-Looking Statements
The following discussion contains forward-looking statements about future events and expectations within the meaning of the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements on our current expectations and projections about future results. When we use words in this document such as “anticipates,” “intends,” “plans,” “believes,” “estimates,” “projects,” “expects,” “should,” “could,” “may,” “will,” and similar expressions, we do so to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements we make regarding future prospects of growth in the petroleum additives market, other trends in the petroleum additives market, our ability to maintain or increase our market share, and our future capital expenditure levels.
We believe our forward-looking statements are based on reasonable expectations and assumptions, within the bounds of what we know about our business and operations. However, we offer no assurance that actual results will not differ materially from our expectations due to uncertainties and factors that are difficult to predict and beyond our control.
Factors that could cause actual results to differ materially from expectations include, but are not limited to, availability of raw materials and transportation systems; supply disruptions at single-sourced facilities; ability to respond effectively to technological changes in our industry; failure to protect our intellectual property rights; hazards common to chemical businesses; occurrence or threat of extraordinary events, including natural disasters and terrorist attacks; competition from other manufacturers; sudden or sharp raw materials price increases; gain or loss of significant customers; risks related to operating outside of the United States; the impact of fluctuations in foreign exchange rates; political, economic, and regulatory factors concerning our products; future governmental regulation; resolution of environmental liabilities or legal proceedings; inability to complete future acquisitions or successfully integrate recent or future acquisitions into our business; and other factors detailed from time to time in the reports that NewMarket files with the Securities and Exchange Commission, including the risk factors in Item 1A. “Risk Factors” of our 2011 Annual Report, which is available to shareholders upon request.
You should keep in mind that any forward-looking statement made by us in this discussion or elsewhere speaks only as of the date on which we make it. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. We have no duty to, and do not intend to update or revise the forward-looking statements in this discussion after the date hereof, except as may be required by law. In light of these risks and uncertainties, any forward-looking statement made in this discussion or elsewhere might not occur.

Overview
Continuing from the first quarter 2012, the first six months of 2012 generated very strong results. Revenue and operating profit increased from the first six months of 2011. In addition, product shipments, while lower than six months 2011, remained strong, rebounding from the lower levels of the fourth quarter of last year.
Our cash flows from operations remained strong during the six months 2012, allowing us to pay off a net $54.0 million in debt. Our working capital position also improved from last year.
During the first six months of 2012, we made some significant changes to our debt structure. In March 2012, we entered into a new $650 million five-year, unsecured revolving credit facility, which replaced our previous $300 million unsecured revolving credit facility. The new credit facility provides us with a significantly lower cost of borrowing and increased operating flexibility to execute our long-term business plan. In April 2012, we used funds available under the $650 million revolving credit facility to redeem all of our outstanding 7.125% senior notes in the aggregate principal amount of $150 million. In May 2012, we paid off the outstanding balance of the Foundry Park I mortgage loan agreement. During six months 2012, we recorded $9.9 million for the loss on the early extinguishment of debt.

Results of Operation
Revenue
Our consolidated revenue for the second quarter 2012 amounted to $590.4 million, representing an increase of approximately 2.1% from the second quarter 2011 level of $578.5 million. Six months consolidated revenue increased 6.1% from $1.1 billion in 2011 to $1.2 billion in 2012. The table below shows our revenue by segment.

Consolidated Revenue by Segment

	Second Quarter Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2012	2011	2012	2011
Petroleum additives	$584.2	$572.8	$1,141.9	$1,075.5
Real estate development	2.8	2.8	5.7	5.7
All other	3.4	2.9	5.5	5.4
Consolidated revenue	$590.4	$578.5	$1,153.1	$1,086.6

Petroleum Additives Segment
Petroleum additives net sales for second quarter 2012 of $584.2 million increased $11.4 million, or approximately 2.0%, from $572.8 million for the second quarter 2011. The increase in sales when comparing the two second quarter periods primarily resulted from higher selling prices, partially offset by an unfavorable impact from foreign currency and lower product shipments. When comparing the two periods, the U.S. Dollar strengthened against the major currencies in which we conduct business, including the Euro and Pound Sterling, resulting in an unfavorable foreign currency impact on revenue from sales. Total product shipments were approximately 7.5% lower between the second quarter 2012 and second quarter 2011. The unfavorable comparison in product shipments between second quarter 2012 and second quarter 2011 resulted from the 2011 shipments being unusually strong. Nonetheless, second quarter 2012 product shipments were higher than any quarterly period, other than second quarter 2011, in over five years.

Petroleum additive net sales for six months 2012 of $1.1 billion were approximately 6.2% higher than six months 2011. Similar to the second quarter periods, the increase between the two six month periods reflects higher selling prices, partially offset by an unfavorable foreign currency impact, as well as a 4.6% decrease in product shipments. The decrease in shipments was primarily in the lubricant additives product line.

The table below details the approximate components, in millions, of the increase between the second quarter and six months of the 2012 and 2011 periods.

(in millions)	Second Quarter	Six Months
Period ended June 30, 2011	$572.8	$1,075.5
Decrease in shipments, including changes in product mix	(21.4)	(93.6)
Increase in selling prices, including changes in customer mix	43.4	172.6
Decrease due to foreign currency	(10.6)	(12.6)
Period ended June 30, 2012	$584.2	$1,141.9

Real Estate Development Segment
The revenue reflected in the table above for both second quarter and six months 2012 and 2011 for the real estate development segment represents the rental of an office building, which was constructed by Foundry Park I.

All Other
The “All other” category includes the operations of the TEL business and certain contract manufacturing performed by Ethyl.

Segment Operating Profit
NewMarket evaluates the performance of the petroleum additives business and the real estate development business based on segment operating profit. NewMarket Services Corporation (NewMarket Services) expenses are charged to NewMarket and each subsidiary pursuant to services agreements between the companies. Depreciation on segment property, plant, and equipment, as well as amortization of segment intangible assets is included in segment operating profit.
The table below reports segment operating profit for second quarter and six months ended June 30, 2012 and June 30, 2011.

Segment Operating Profit

	Second Quarter Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2012	2011	2012	2011
Petroleum additives	$96.9	$85.6	$204.1	$166.2
Real estate development	$1.8	$1.8	$3.6	$3.6
All other	$2.8	$1.0	$3.3	$1.3

Petroleum Additives Segment
The petroleum additives operating profit increased $11.3 million when comparing second quarter 2012 to second quarter 2011 and increased $37.9 million when comparing six months 2012 to six months 2011. Operating profit for both the second quarter and six months 2012 periods was higher than the same 2011 periods in all major geographic regions in which we operate, except for the Europe region. Our operating profit margin increased to 16.6% for the second quarter 2012, as compared to 14.9% for second quarter 2011 and increased to 17.9% for six months 2012, as compared to 15.5% for six months 2011. The operating profit margin for the rolling four quarters ended June 30, 2012 was 15.9%, which is in line with our expectations of the performance of our business over the long-term. While operating profit margins will fluctuate from quarter to quarter due to multiple factors, we do not operate our business differently from quarter to quarter. We believe the fundamentals of our business and industry are unchanged. We continue to focus on developing and delivering innovative, technology-driven goods and services to our customers.
Higher selling prices, as discussed in the Revenue section above, was the predominant factor resulting in increased operating profit for both second quarter and six months 2012 as compared to the same 2011 periods. Partially offsetting the impact of higher selling prices was an unfavorable impact from increased raw material costs when comparing both second quarter and six months 2012 to the same 2011 periods. These 2012 results reflect pricing actions taken previously and we believe, also reflect a continual upgrade in the value provided by our products. Raw material costs in 2012 continue to fluctuate, both increasing and decreasing during this year. We continue to believe that we will be able to recover any raw material cost increases in the marketplace, although recovery of costs will lag somewhat behind the increase in costs. While second quarter and six months 2012 product shipments were down compared to the same periods in 2011, demand has rebounded from the lower levels of fourth quarter 2011 reflecting levels which are within normal quarterly industry consumption on average. Over the past several years, we have experienced fluctuations in quarterly demand, and we expect this will continue into future quarters and years.
Partially offsetting the favorable factors on operating profit were slightly unfavorable effects from planned spending in combined selling, general, and administrative expenses (SG&A) and research, development, and testing expenses (R&D). In 2012, SG&A increased approximately $1.3 million, or 3.9%, for second quarter over 2011 levels reflecting higher personnel-related costs, partially offset by lower professional fees. Six months 2012 SG&A was substantially unchanged from six months 2011. R&D increased approximately $3.1 million, or 12.2%, for second quarter 2012 and $6.5 million, or 13.1%, for six months 2012 when compared to the same 2011 periods. We continue to invest in SG&A and R&D to support our customers’ programs and to develop the technology required to remain a leader in this industry.
The following discussion references the Consolidated Financial Statements beginning on page 3 of this Quarterly Report on Form 10-Q.

Interest and Financing Expenses
Interest and financing expenses were $2.4 million for second quarter 2012 and $4.7 million for second quarter 2011. Six months 2012 amounted to $6.9 million, while six months 2011 was $9.3 million.
The decrease in interest and financing expenses for both the second quarter 2012 and six months 2012 as compared to the same periods for 2011 resulted from both a lower average interest rate and lower average outstanding debt.

Loss on Early Extinguishment of Debt
We recorded a loss on the early extinguishment of debt of $6.7 million for second quarter 2012 and $9.9 million for six months 2012. The loss resulted from the recognition of $0.6 million of unamortized deferred financing costs on our previous revolving credit facility, $5.3 million from the early redemption premium on the senior notes ($2.7 million recognized during second quarter 2012), $3.2 million of unamortized deferred financing costs on the senior notes (all recognized during the second quarter 2012), and $0.8 million from unamortized deferred financing costs on the mortgage loan (all recognized during the second quarter 2012). Of the total loss of $9.9 million on the early extinguishment of debt in six months 2012, approximately $5.3 million was a cash payment during the second quarter 2012. The remaining amounts were a noncash charge.

Other Expense, Net
Other expense, net for second quarter 2012 was $5.6 million, while second quarter 2011 was $4.0 million. The amount for six months 2012 was $3.8 million, and six months 2011 was $4.1 million. Six months 2011 includes $1.0 million expense related to the consent we obtained in January 2011 from the holders of the senior notes to modify the formula for calculating the capacity under the senior notes to make certain restricted payments. The remaining amounts for both 2012 and 2011 primarily reflect the loss on a derivative instrument representing an interest rate swap recorded at fair value through earnings. See Note 9 for additional information on the interest rate swap.

Income Tax Expense
Income tax expense was $26.3 million for second quarter 2012 and $24.2 million for second quarter 2011. The effective tax rate was 32.2% for second quarter 2012, while second quarter 2011 was 31.6%. The increase in income before income tax expense resulted in an increase of $1.6 million in income taxes, while the higher effective tax rate in 2012 as compared to 2011 resulted in an increase of $0.5 million in income tax expense when comparing the two second quarter periods.
Income tax expense was $58.5 million for six months 2012 and $47.9 million for six months 2011. The effective tax rate was 32.5% for six months 2012, while six months 2011 was 32.0%. The increase in income before income tax expense resulted in an increase of $9.8 million in income taxes, while the higher effective tax rate in 2012 as compared to 2011 resulted in an increase of $0.8 million in income tax expense when comparing the two six month periods.
The effective tax rate for both 2012 periods reflects the benefit of a favorable impact from earnings in foreign locations with lower tax rates when compared to the 2011 periods. This benefit was offset by a higher state income tax rate and the absence of a research and development credit for both second quarter and six months 2012 as compared to second quarter and six months 2011.

Cash Flows, Financial Condition, and Liquidity
Cash and cash equivalents at June 30, 2012 were $49.4 million, which was a decrease of $1.0 million since December 31, 2011 and included a $0.3 million unfavorable impact from foreign currency translation.
Our cash and cash equivalents held by our foreign subsidiaries amounted to approximately $45.4 million at June 30, 2012 and $45.3 million at December 31, 2011. A significant amount, but not all, of these foreign cash balances are associated with earnings that we have asserted are indefinitely reinvested. We plan to use these indefinitely reinvested earnings to support growth outside of the United States through funding of operating expenses, research and development expenses, capital expenditures, and other cash needs of our foreign subsidiaries. Periodically, we repatriate cash from our foreign subsidiaries to the United States through intercompany dividends. These intercompany dividends are paid only by subsidiaries whose earnings we have not asserted are indefinitely reinvested or whose earnings qualify as previously taxed income, as defined by the Internal Revenue Code. If circumstances were to change that would cause these indefinitely reinvested earnings to be repatriated, an incremental U.S. tax liability would be incurred. As part of our foreign subsidiary repatriation activities, we received cash dividends of $7.3 million for the six months ended June 30, 2012 and $28.3 million for the six months ended June 30, 2011.
We expect that cash from operations, together with borrowing available under our revolving credit facility, will continue to be sufficient to cover our operating expenses for the foreseeable future.
Cash Flows – Operating Activities
Cash flows provided from operating activities for the six months 2012 were $97.5 million and included a decrease of $49.6 million due to higher working capital levels, including higher accounts receivable and inventory, as well as lower accrued expenses, which were partially offset by higher accounts payable. The increase in accounts receivable is primarily due to higher sales levels when comparing the 2012 period with the fourth quarter 2011, while higher inventory levels represent the increased demand for our product. The decrease in accrued expenses primarily reflects payments related to customer rebates made during the six months 2012. The fluctuation in accounts payable is from normal differences in timing of payments. Cash flows from operations are also impacted by the charge of $9.9 million for a loss on the early extinguishment of debt, of which $5.3 million was a cash charge. See Note 7 for additional information on our debt structure.
Including cash and the current portion of long-term debt, we had working capital of $518.9 million at June 30, 2012 and $463.7 million at December 31, 2011. The current ratio was 3.41 to 1 at June 30, 2012 and 3.15 to 1 at December 31,

2011.
Cash Flows – Investing Activities
Cash used in investing activities was $21.7 million during six months 2012 and included $17.0 million for capital expenditures. Also included in investing activities was a net deposit of $2.4 million and a net settlement payment of $2.3 million related to the Goldman Sachs interest rate swap. Further information on the interest rate swap is discussed in Note 9. We estimate our total capital spending during 2012 will be approximately $40 million. We expect to continue to finance capital spending through cash on hand and cash provided from operations, together with borrowing available under our $650 million revolving credit facility.
Cash Flows – Financing Activities
Cash used in financing activities during six months 2012 amounted to $76.4 million. Borrowings under our revolving credit facility increased by $166.0 million, offset by redemption of our senior notes of $150 million, payment in full of the outstanding principal balance on the Foundry Park I mortgage loan of $63.5 million, and payment of $6.4 million on lines of credit. We also incurred $2.4 million of debt issuance costs related to the $650.0 million revolving credit facility, and we paid $20.1 million to fund dividends during six months 2012.
We had total long-term debt, including the current portion, of $189.6 million at June 30, 2012, representing a decrease of approximately $54.0 million in our total debt since December 31, 2011.
Revolving Credit Facility – On March 14, 2012, we entered into a new Credit Agreement with a term of five years, which replaced our previous $300 million revolving credit facility. The Credit Agreement provides for a $650 million, multicurrency revolving credit facility, with a $100 million sublimit for multicurrency borrowings, a $100 million sublimit for letters of credit, and a $20 million sublimit for swingline loans. The Credit Agreement includes an expansion feature, which allows us, subject to certain conditions, to request an increase to the aggregate amount of the revolving credit facility or obtain incremental term loans in an amount up to $150 million. Borrowings bear interest at variable rates. The revolving credit facility matures on March 14, 2017. Additional information on the $650 million revolving credit facility is in Note 7. We used a portion of this revolving credit facility to fund the early redemption of all of the outstanding principal of our senior notes and to repay the mortgage loan, both discussed below.
The following table provides information related to the unused portion of our revolving credit facility:

(in millions)	June 30, 2012	December 31, 2011
Maximum borrowing capacity under the revolving credit facility	$650.0	$300.0
Outstanding borrowings under the revolving credit facility	188.0	22.0
Outstanding letters of credit	6.4	6.1
Unused portion of revolving credit facility	$455.6	$271.9

The revolving credit facilities contain covenants, representations, and events of default that management considers typical of credit agreements of this nature. We were in compliance with all covenants under the $650 million revolving credit facility at June 30, 2012 and the $300 million revolving credit facility at December 31, 2011.
The more restrictive and significant financial covenants under both the previous and new revolving credit facility include:
•A leverage ratio of no more than 3.00 to 1.00; and
•An interest coverage ratio of no less than 3.00 to 1.00.
At June 30, 2012, the leverage ratio was 0.52 and the interest coverage ratio was 22.34, while at December 31, 2011 the leverage ratio was 0.69 and the interest coverage ratio was 17.90.
As a percentage of total capitalization (total debt and shareholders’ equity), our total debt percentage decreased from 30.7% at December 31, 2011 to 22.6% at June 30, 2012. The change in the percentage was the result of the decrease in debt, as well as an increase in shareholders’ equity. The increase in shareholders’ equity reflects our earnings, partially offset by the impact of dividend payments. Normally, we repay any outstanding long-term debt with cash from operations or refinancing activities.
Senior Notes - On March 15, 2012, at our request, Wells Fargo Bank, N.A., as trustee, issued a notice of redemption for all of our outstanding 7.125% senior notes due 2016, representing an aggregate principal amount of $150 million. Under the indenture governing the senior notes, the redemption price was 103.563% of the outstanding aggregate principal amount, plus accrued and unpaid interest to the redemption date. Subsequently, on April 16, 2012, all of the senior notes were redeemed. We used borrowings under our revolving credit facility to finance the redemption. We recognized total expenses of approximately $8.5 million in the first six months of 2012 related to the early redemption of the senior notes.
Foundry Park I Mortgage Loan – In January 2010, Foundry Park I entered into a mortgage loan agreement in the amount of $68.4 million. On May 1, 2012, we paid in full the outstanding principal amount on the mortgage loan. No prepayment penalty was incurred. Concurrently with the payoff of the mortgage loan, the interest rate swap associated with the mortgage loan also terminated. See Note 9 for information on the interest rate swap. Upon the payoff of the mortgage loan, we recognized expense of approximately $0.8 million related to the unamortized financing costs on the mortgage loan.
Other Borrowings - Two of our subsidiaries have short-term lines of credit for working capital purposes. The line of credit for one of our subsidiaries in India is for 110 million Rupees and has an outstanding balance of 90 million Rupees, or $1.6 million, at June 30, 2012. The line of credit for one of our subsidiaries in China is for $10 million with no outstanding balance at June 30, 2012.

Other Matters
In March 2010, the Patient Protection and Affordable Care Act, as well as a related reconciliation bill, was signed into law, which created a nationwide health insurance system. In June 2012, the United States Supreme Court substantially upheld the law. The Supreme Court ruling had no impact on our results of operations, financial position, or cash flows.

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
Intangibles (Net of Amortization) and Goodwill
We have certain identifiable intangibles, as well as goodwill, amounting to $34.0 million at June 30, 2012. These intangibles relate to our petroleum additives business and, except for the goodwill, are being amortized over periods with up to approximately 18 years of remaining life. We continue to assess the market related to these intangibles, as well as their specific values, and have concluded the values and amortization periods are appropriate. We also evaluate these intangibles for any potential impairment when significant events or circumstances occur that might impair the value of these assets. These evaluations continue to support the value at which these identifiable intangibles are carried on our financial statements. However, if conditions were to substantially deteriorate in the petroleum additives market, it could possibly cause a reduction in the periods of the amortization charge or result in a noncash write-off of a portion of the intangibles’ carrying value. A reduction in the amortization period would have no effect on cash flows. We do not anticipate such a change in the market conditions in the near term.
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
Pension Plans and Other Postretirement Benefits
We use assumptions to record the impact of the pension and postretirement plans in the financial statements. These assumptions include the discount rate, expected long-term rate of return on plan assets, rate of compensation increase, and healthcare cost trend rate. A change in any one of these assumptions could result in different results for the plans. We develop these assumptions after considering available information that we deem relevant. Information is provided on the pension and postretirement plans in Note 19 of the 2011 Annual Report. In addition, further disclosure on the effect of changes in these assumptions is provided in the “Financial Position and Liquidity” section of Part II, Item 7 of the 2011 Annual Report.

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

We expect 2012 to be a more profitable year than 2011.  Our business is executing and performing well.  There has been no significant change in the fundamentals of the petroleum additives business, and we expect the long-term industry demand to continue to grow at a rate of 1% - 2%.  While we plan to exceed that rate by focusing on areas of the world where we are under-represented and delivering products that specifically meet the needs of those areas, we are not certain that this year's overall rate will be that high.  We have seen some softness in demand recently that we believe is associated with the global economic slowdown and uncertainty.  While we cannot predict with certainty, a flat overall market growth for 2012 would not be surprising. Our current view is that shipments for the second half of this year may be somewhat lower than those of the first half of this year. Over the past several years, we have made significant investments to expand our capabilities around the world.  These investments have been in people, research centers, and production capacity.  We intend to use these new capabilities to improve our ability to deliver the goods and service that our customers value and to expand our business and profits.  In summary, we expect the business practices that have produced the outstanding results of the past several years will continue in 2012.

Our business continues to generate significant amounts of cash beyond what is necessary for the expansion and growth of our current product lines. We regularly review the many internal opportunities which we have to utilize this cash, both from a geographical and product line point of view. We continue our efforts of investigating potential acquisitions as both a use for this cash and to generate shareholder value. As we have stated previously, our primary focus in the acquisition area remains on the petroleum additives industry. It is our view that this industry will provide the greatest opportunity for a good return on our investment while minimizing risk. We remain focused on this strategy and will evaluate any future opportunities. Nonetheless, we are patient in this pursuit and intend to make the right acquisition when the opportunity arises. Until an acquisition materializes, we will build cash on our balance sheet and will continue to evaluate all alternative uses of that cash to enhance shareholder value, including stock repurchases and dividends.

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk
At June 30, 2012, there had been no significant changes in our market risk from the information provided in the 2011 Annual Report.

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
Changes in Internal Controls Over Financial Reporting
There has been no change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds
On July 17, 2012, our Board of Directors approved a new share repurchase program authorizing management to repurchase up to $250 million of NewMarket Corporation's outstanding common stock until December 31, 2014, as market conditions warrant and covenants under our existing agreements permit. We may conduct the share repurchases in the open market and in privately negotiated transactions. The repurchase program does not require NewMarket to acquire any specific number of shares and may be terminated or suspended at any time. The previous authorization, which was valid until December 31, 2012, has been canceled. It had approximately $60 million of unused repurchase capacity. There were no purchases made under the previous authorization during the second quarter 2012.

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

NEWMARKET CORPORATION
(Registrant)

Date: July 31, 2012	By: /s/ D. A. Fiorenza
David A. Fiorenza
Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: July 31, 2012	By: /s/ Wayne C. Drinkwater
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