Form 10-Q
period 2012-09-30
NEWMARKET CORP
filed 2012-10-26
CIK 1282637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Yes  ☐ No  ☒
Number of shares of common stock, without par value, outstanding as of September 30, 2012: 13,417,877

NEWMARKET CORPORATION

INDEX

PART I.     FINANCIAL INFORMATION
ITEM 1.     Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per-share amounts)
(Unaudited)

	Third Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
Net sales - product	$551,187	$554,539	$1,698,556	$1,635,429
Rental revenue	2,857	2,857	8,573	8,573
	554,044	557,396	1,707,129	1,644,002
Costs:
Cost of goods sold - product	390,918	411,133	1,206,932	1,206,843
Cost of rental	1,067	1,067	3,203	3,203
	391,985	412,200	1,210,135	1,210,046
Gross profit	162,059	145,196	496,994	433,956
Selling, general, and administrative expenses	37,096	36,075	114,703	111,818
Research, development, and testing expenses	30,208	26,888	86,569	76,728
Gain on legal settlement, net	0	38,656	0	38,656
Operating profit	94,755	120,889	295,722	284,066
Interest and financing expenses, net	1,632	4,797	8,498	14,135
Loss on early extinguishment of debt	0	0	9,932	0
Other income (expense), net	81	(12,825)	(3,740)	(16,879)
Income before income tax expense	93,204	103,267	273,552	253,052
Income tax expense	28,489	31,906	87,022	79,843
Net income	$64,715	$71,361	$186,530	$173,209
Basic earnings per share	$4.83	$5.22	$13.91	$12.54
Diluted earnings per share	$4.83	$5.22	$13.91	$12.54
Shares used to compute basic earnings per share	13,406	13,680	13,405	13,807
Shares used to compute diluted earnings per share	13,406	13,680	13,405	13,814
Cash dividends declared per common share	$0.75	$0.60	$2.25	$1.64

See accompanying Notes to Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Third Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$64,715	$71,361	$186,530	$173,209
Other comprehensive income (loss):
Pension plans and other postretirement benefits:
Amortization of prior service cost included in net periodic benefit cost, net of income tax expense of $13 in third quarter 2012, $34 in nine months 2012, $34 in third quarter 2011, and $104 in nine months 2011	10	65	21	195
Actuarial net loss arising during the period, net of income tax benefit of $989 in third quarter and nine months 2012, and $61 in third quarter and nine months 2011	(1,550)	(92)	(1,550)	(92)
Amortization of actuarial net loss included in net periodic benefit cost, net of income tax expense of $603 in third quarter 2012, $1,723 in nine months 2012, $275 in third quarter 2011, and $994 in nine months 2011	1,045	519	3,069	1,823
Amortization of transition obligation included in net periodic benefit cost, net of income tax expense of $3 in third quarter 2012 and 2011, and $10 in nine months 2012 and 2011	11	11	30	31
Total pension plans and other postretirement benefits	(484)	503	1,570	1,957
Derivative instruments:
Unrealized loss on derivative instruments, net of income tax benefit of $210 in nine months 2012, $515 in third quarter 2011, and $971 in nine months 2011	0	(808)	(330)	(1,524)
Reclassification adjustments for losses on derivative instruments included in net income, net of income tax expense of $135 in third quarter 2012, $433 in nine months 2012, $165 in third quarter 2011, and $489 in nine months 2011	213	259	680	769
Total derivative instruments	213	(549)	350	(755)
Foreign currency translation adjustments, net of income tax expense (benefit) of $1,837 in third quarter 2012, $230 in nine months 2012, $(1,364) in third quarter 2011, and $304 in nine months 2011	12,818	(4,782)	9,439	4,646
Marketable securities:
Unrealized gain (loss) on marketable securities, net of income tax expense (benefit) of $310 in third quarter 2012, $419 in nine months 2012, and ($48) in third quarter and nine months 2011	499	(78)	676	(78)
Reclassification adjustments for gain on marketable securities included in net income, net of income tax benefit of $644 in third quarter and nine months 2012	(1,040)	0	(1,040)	0
Total marketable securities	(541)	(78)	(364)	(78)
Other comprehensive income (loss)	12,006	(4,906)	10,995	5,770
Comprehensive income	$76,721	$66,455	$197,525	$178,979

See accompanying Notes to Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$79,707	$50,370
Trade and other accounts receivable, less allowance for doubtful accounts ($604 in 2012 and $516 in 2011)	307,448	278,332
Inventories:
Finished goods and work-in-process	274,054	249,826
Raw materials	53,183	50,037
Stores, supplies, and other	7,484	6,922
	334,721	306,785
Deferred income taxes	6,346	7,261
Prepaid expenses and other current assets	34,307	36,983
Total current assets	762,529	679,731
Property, plant, and equipment, at cost	1,057,266	1,034,472
Less accumulated depreciation and amortization	703,732	681,506
Net property, plant, and equipment	353,534	352,966
Prepaid pension cost	14,538	11,494
Deferred income taxes	37,066	35,805
Other assets and deferred charges	67,124	73,619
Intangibles (net of amortization) and goodwill	32,423	38,047
Total assets	$1,267,214	$1,191,662
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$116,494	$103,217
Accrued expenses	71,652	78,546
Dividends payable	8,580	8,529
Book overdraft	6,633	1,680
Long-term debt, current portion	6,242	10,966
Income taxes payable	15,845	13,086
Total current liabilities	225,446	216,024
Long-term debt	138,000	232,601
Other noncurrent liabilities	186,481	193,444
Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock and paid-in capital (without par value; authorized shares - 80,000,000; issued and outstanding shares - 13,417,877 at September 30, 2012 and 13,404,831 at December 31, 2011)	404	64
Accumulated other comprehensive loss	(87,737)	(98,732)
Retained earnings	804,620	648,261
	717,287	549,593
Total liabilities and shareholders’ equity	$1,267,214	$1,191,662

See accompanying Notes to Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share and per-share amounts)
(Unaudited)

	Common Stock and Paid-in Capital		Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2010	14,034,884	$0	$(73,820)	$565,460	$491,640
Net income				206,907	206,907
Other comprehensive income (loss)			(24,912)		(24,912)
Cash dividends ($2.39 per share)				(32,588)	(32,588)
Repurchases of common stock	(659,373)	(3,237)		(91,518)	(94,755)
Stock options exercised	16,000	70			70
Stock option tax benefit		1,102			1,102
Stock-based compensation	13,320	2,129			2,129
Balance at December 31, 2011	13,404,831	64	(98,732)	648,261	549,593
Net income				186,530	186,530
Other comprehensive income (loss)			10,995		10,995
Cash dividends ($2.25 per share)				(30,171)	(30,171)
Stock-based compensation	13,046	340			340
Balance at September 30, 2012	13,417,877	$404	$(87,737)	$804,620	$717,287

See accompanying Notes to Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash and cash equivalents at beginning of year	$50,370	$49,192
Cash flows from operating activities:
Net income	186,530	173,209
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	32,449	32,344
Noncash environmental remediation and dismantling	(213)	1,395
Noncash pension benefits expense	11,439	9,820
Noncash postretirement benefits expense	2,707	2,087
Noncash foreign exchange loss	1,722	875
Deferred income tax (benefit) expense	(1,653)	5,033
Restricted stock award	183	2,900
Gain on legal settlement, net	0	(38,656)
Loss on early extinguishment of debt	9,932	0
Unrealized loss on derivative instruments, net	855	11,217
Working capital changes	(41,566)	(88,411)
Realized loss on derivative instruments, net	4,796	4,936
Cash pension benefits contributions	(22,541)	(21,988)
Cash postretirement benefits contributions	(1,549)	(1,491)
Cash payment for 7.125% senior notes redemption	(5,345)	0
Proceeds from legal settlements	5,050	25,000
Gain on sale of equity securities	(1,685)	0
Excess tax benefits from stock-based payment arrangements	0	(1,038)
Change in book overdraft	4,953	5,119
Other, net	(735)	(1,966)
Cash provided from operating activities	185,329	120,385
Cash flows from investing activities:
Capital expenditures	(25,444)	(42,771)
Deposits for interest rate swap	(19,567)	(37,420)
Return of deposits for interest rate swap	17,800	26,380
Payments on settlement of interest rate swap	(5,148)	(5,148)
Receipts from settlement of interest rate swap	352	212
Proceeds from sale of equity securities	6,303	0
Proceeds from sale of short-term investment	0	300
Cash used in investing activities	(25,704)	(58,447)
Cash flows from financing activities:
Net borrowings under revolving credit facility	116,000	51,000
Repayment of 7.125% senior notes	(150,000)	0
Repayment of Foundry Park I mortgage loan	(63,544)	(2,029)
Net (repayments) borrowings under lines of credit	(1,781)	5,308
Repurchases of common stock	0	(85,892)
Dividends paid	(30,171)	(22,534)
Debt issuance costs	(2,369)	(3,233)
Proceeds from exercise of stock options	0	70
Excess tax benefits from stock-based payment arrangements	0	1,038
Payments on the capital lease	0	(144)
Cash used in financing activities	(131,865)	(56,416)
Effect of foreign exchange on cash and cash equivalents	1,577	(252)
Increase in cash and cash equivalents	29,337	5,270
Cash and cash equivalents at end of period	$79,707	$54,462

See accompanying Notes to Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Financial Statement Presentation
In the opinion of management, the accompanying consolidated financial statements of NewMarket Corporation and its subsidiaries contain all necessary adjustments for the fair statement of, in all material respects, our consolidated financial position as of September 30, 2012 and December 31, 2011, the change in our shareholders’ equity for the nine months ended September 30, 2012 and the year ended December 31, 2011, our consolidated results of operation and comprehensive income for the third quarter and nine months ended September 30, 2012 and September 30, 2011, and our cash flows for the nine months ended September 30, 2012 and September 30, 2011. All adjustments are of a normal, recurring nature, unless otherwise disclosed. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the NewMarket Corporation Annual Report on Form 10-K for the year ended December 31, 2011 (2011 Annual Report), as filed with the Securities and Exchange Commission (SEC). The results of operations for the nine month period ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012. The December 31, 2011 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
Unless the context otherwise indicates, all references to “we,” “us,” “our,” the “Company” and “NewMarket” are to NewMarket Corporation and its consolidated subsidiaries.
At both September 30, 2012 and December 31, 2011, we had a book overdraft for some of our disbursement cash accounts. A book overdraft represents disbursements that have not cleared the bank accounts at the end of the reporting period. There are no agreements with the same banks to offset the presented balance. We transfer cash on an as-needed basis to fund these items as they clear the bank in subsequent periods.
Cash dividends for the nine months ended September 30, 2012 and September 30, 2011 were declared and paid as shown in the table below.

Year	Date Declared	Date Paid	Per Share Amount
2012	February 23, 2012	April 2, 2012	$0.75
	April 26, 2012	July 2, 2012	0.75
	July 17, 2012	October 1, 2012	0.75
2011	February 17, 2011	April 1, 2011	0.44
	April 20, 2011	July 1, 2011	0.60
	July 21, 2011	October 1, 2011	0.60

2.    Asset Retirement Obligations
Our asset retirement obligations are related primarily to our tetraethyl lead (TEL) operations. The following table illustrates the activity associated with our asset retirement obligations for the nine months ended September 30, 2012 and September 30, 2011.

(in thousands)	2012	2011
Asset retirement obligations, January 1	$3,297	$2,975
Liabilities incurred	0	100
Accretion expense	120	122
Liabilities settled	(489)	0
Changes in expected cash flows and timing	296	72
Asset retirement obligations, September 30	$3,224	$3,269

3.    Segment Information
The tables below show our consolidated segment results. The “All other” category includes the operations of the TEL business, as well as certain contract manufacturing performed by Ethyl Corporation (Ethyl).

Consolidated Revenue by Segment

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011
Petroleum additives	$547.7	$552.0	$1,689.6	$1,627.4
Real estate development	2.9	2.8	8.6	8.6
All other	3.4	2.6	8.9	8.0
Consolidated revenue	$554.0	$557.4	$1,707.1	$1,644.0

Segment Operating Profit

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011
Petroleum additives:
Petroleum additives before gain on legal settlement, net	$96.3	$84.1	$300.4	$250.2
Gain on legal settlement, net (a)	0.0	38.7	0.0	38.7
Total petroleum additives	96.3	122.8	300.4	288.9
Real estate development	1.8	1.8	5.4	5.4
All other	1.8	0.1	5.1	1.5
Segment operating profit	99.9	124.7	310.9	295.8
Corporate, general, and administrative expenses	(5.0)	(3.8)	(16.0)	(11.5)
Interest and financing expenses, net	(1.6)	(4.8)	(8.5)	(14.1)
Loss on interest rate swap agreement (b)	(1.7)	(13.0)	(5.7)	(16.2)
Loss on early extinguishment of debt (c)	0.0	0.0	(9.9)	0.0
Other income (expense), net	1.6	0.2	2.8	(0.9)
Income before income tax expense	$93.2	$103.3	$273.6	$253.1

(a)
For both third quarter 2011 and nine months 2011, the petroleum additives segment includes a net gain of $38.7 million related to a legal settlement. On September 13, 2011, we signed a settlement agreement with Innospec Inc. and its subsidiaries, Alcor Chemie Vertriebs GmbH and Innospec Ltd. (collectively, Innospec) which provided for mutual releases of the parties and a dismissal of the actions with prejudice. Under the settlement agreement, Innospec will pay NewMarket an aggregate amount of approximately $45 million in a combination of cash, a promissory note, and stock, of which $25 million was paid in cash on September 20, 2011 and approximately $5 million was paid in the form of 195,313 shares of unregistered Innospec Inc. common stock. Fifteen million dollars is payable in three equal annual installments of $5 million under the promissory note, which bears simple interest at 1% per year. The first installment was paid in September 2012. The gain is net of expenses related to the settlement of the lawsuit.

(b)
The loss on interest rate swap agreement represents the change, since the beginning of the reporting period, in the fair value of an interest rate swap which we entered into on June 25, 2009. We are not using hedge accounting to record the interest rate swap, and accordingly, any change in the fair value is immediately recognized in earnings.

(c)
In March 2012, we entered into a $650 million five-year unsecured revolving credit facility which replaced our previous $300 million unsecured revolving credit facility. In April 2012, we used a portion of this new credit facility to fund the early redemption of all of our outstanding 7.125% senior notes due 2016 (senior notes), representing an aggregate principal amount of $150 million. In May 2012, we used a portion of the new credit facility to repay the outstanding principal amount on the Foundry Park I, LLC mortgage loan agreement (mortgage loan). As a result, we recognized a loss on early extinguishment of debt of $9.9 million during the nine months ended September 30, 2012 from accelerated amortization of financing fees associated with the prior revolving credit facility, the senior notes, and the mortgage loan, as well as costs associated with redeeming the senior notes prior to maturity.

Segment Depreciation and Amortization

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011
Petroleum additives	$9.0	$9.1	$27.1	$27.3
Real estate development	1.3	1.0	3.4	2.8
All other and corporate	0.5	0.7	1.9	2.2
Total depreciation and amortization	$10.8	$10.8	$32.4	$32.3

4.    Pension and Postretirement Benefit Plans
The table below shows cash contributions made during the nine months ended September 30, 2012, as well as expected remaining cash contributions for the year ending December 31, 2012 for both our domestic and foreign pension plans and postretirement benefit plans.

(in thousands)	Actual Cash Contributions for Nine Months Ended September 30, 2012	Expected Remaining Cash Contributions for Year Ending December 31, 2012
Domestic plans
Pension benefits	$16,923	$5,641
Postretirement benefits	1,397	466
Foreign plans
Pension benefits	5,618	1,644
Postretirement benefits	152	51

The tables below present information on net periodic benefit cost for our pension and postretirement benefit plans.

	Domestic
	Pension Benefits		Postretirement Benefits
	Third Quarter Ended September 30,
(in thousands)	2012	2011	2012	2011
Service cost	$2,286	$1,911	$370	$428
Interest cost	2,446	2,315	710	684
Expected return on plan assets	(3,346)	(2,911)	(373)	(398)
Amortization of prior service cost	53	77	2	1
Amortization of actuarial net loss (gain)	1,414	807	(50)	(303)
Net periodic benefit cost	$2,853	$2,199	$659	$412

	Domestic
	Pension Benefits		Postretirement Benefits
	Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Service cost	$6,600	$5,293	$1,414	$1,135
Interest cost	7,187	6,808	2,289	2,369
Expected return on plan assets	(9,948)	(8,584)	(1,119)	(1,196)
Amortization of prior service cost	158	230	7	6
Amortization of actuarial net loss (gain)	3,998	2,402	(50)	(452)
Net periodic benefit cost	$7,995	$6,149	$2,541	$1,862

	Foreign
	Pension Benefits		Postretirement Benefits
	Third Quarter Ended September 30,
(in thousands)	2012	2011	2012	2011
Service cost	$1,157	$1,067	$7	$8
Interest cost	1,310	1,496	28	39
Expected return on plan assets	(1,491)	(1,620)	0	0
Amortization of prior service (credit) cost	(31)	21	0	0
Amortization of transition obligation	0	0	13	13
Amortization of actuarial net loss	272	274	7	15
Settlement gain	(251)	0	0	0
Net periodic benefit cost	$966	$1,238	$55	$75

	Foreign
	Pension Benefits		Postretirement Benefits
	Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Service cost	$3,509	$3,171	$21	$23
Interest cost	3,992	4,446	83	116
Expected return on plan assets	(4,523)	(4,825)	0	0
Amortization of prior service (credit) cost	(108)	64	0	0
Amortization of transition obligation	0	0	39	40
Amortization of actuarial net loss	825	815	23	46
Settlement gain	(251)	0	0	0
Net periodic benefit cost	$3,444	$3,671	$166	$225

The settlement gain in the tables above reflects the September 2012 completion of a partial wind-up of our Canadian salaried pension plan.

5.    Earnings Per Share
Basic and diluted earnings per share are calculated as shown in the table below. Options and stock-based compensation awards are not included in the computation of diluted earnings per share if the impact on earnings per share would be anti-dilutive. We had 11,940 shares of nonvested restricted stock that were excluded from the calculation of diluted earnings per share for the third quarter and nine months ended September 30, 2012. We had no anti-dilutive options or stock-based compensation awards that were excluded from the calculation of diluted earnings per share for the third quarter and nine months ended September 30, 2011.

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per-share amounts)	2012	2011	2012	2011
Basic earnings per share
Numerator:
Net income	$64,715	$71,361	$186,530	$173,209
Denominator:
Weighted-average number of shares of common stock outstanding	13,406	13,680	13,405	13,807
Basic earnings per share	$4.83	$5.22	$13.91	$12.54
Diluted earnings per share
Numerator:
Net income	$64,715	$71,361	$186,530	$173,209
Denominator:
Weighted-average number of shares of common stock outstanding	13,406	13,680	13,405	13,807
Dilutive effect of unexercised stock options and nonvested restricted stock	0	0	0	7
Total shares	13,406	13,680	13,405	13,814
Diluted earnings per share	$4.83	$5.22	$13.91	$12.54

6.    Intangibles (Net of Amortization) and Goodwill
The following table provides certain information related to our intangible assets. All of the intangibles relate to the petroleum additives segment. The change in the gross carrying amount between 2011 and 2012 is due to foreign currency fluctuations. There is no accumulated goodwill impairment.

	Identifiable Intangibles
	September 30, 2012		December 31, 2011
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Formulas and technology	$91,667	$73,418	$91,552	$69,387
Contracts	16,380	13,175	16,380	12,139
Customer bases	7,024	2,266	7,050	1,855
Trademarks and trade names	1,588	395	1,609	295
Goodwill	5,018		5,132
	$121,677	$89,254	$121,723	$83,676

Amortization expense was (in millions):

Third quarter ended September 30, 2012	$1.9
Nine months ended September 30, 2012	5.6
Third quarter ended September 30, 2011	2.2
Nine months ended September 30, 2011	6.5

Estimated amortization expense for the remainder of 2012, as well as annual amortization expense related to our intangible assets for the next five years is expected to be (in millions):

2012	$1.8
2013	7.1
2014	6.2
2015	5.8
2016	1.9
2017	0.7

Generally, we amortize the cost of the customer base intangibles by an accelerated method and the cost of the remaining intangible assets by the straight-line method over their estimated economic lives. We generally amortize contracts over 1.5 to 10 years; customer bases over 20 years; and formulas and technology over 5 to 20 years. Trademarks and trade names are amortized over 10 years.

7.    Long-term Debt
Long-term debt consisted of:

(in thousands)	September 30, 2012	December 31, 2011
Revolving credit facilities	$138,000	$22,000
Lines of credit	6,242	8,023
Senior notes - 7.125% due 2016	0	150,000
Foundry Park I mortgage loan - due 2015	0	63,544
	144,242	243,567
Current maturities of long-term debt	(6,242)	(10,966)
	$138,000	$232,601

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
We paid financing costs in the first nine months 2012 of approximately $2.4 million related to this revolving credit facility and carried over deferred financing costs from our previous revolving credit facility of approximately $1.8 million, resulting in total deferred financing costs of $4.2 million, which we are amortizing over the term of the Credit Agreement. We recognized expense of $0.6 million related to the unamortized deferred financing costs on our previous revolving credit facility as part of the loss on early extinguishment of debt.
The obligations under the Credit Agreement are unsecured and are fully guaranteed by NewMarket and the subsidiary guarantors. The revolving credit facility matures on March 14, 2017.
Borrowings made under the revolving credit facility bear interest at an annual rate equal to, at our election, either (1) the ABR plus the Applicable Rate (solely in the case of loans denominated in U.S. dollars to NewMarket) or (2) the Adjusted LIBO Rate plus the Applicable Rate. ABR is the greatest of (i) the rate of interest publicly announced by the Administrative Agent as its prime rate, (ii) the federal funds effective rate plus 0.5%, or (iii) the Adjusted LIBO Rate for a one month interest period plus 1%. The Adjusted LIBO Rate means the rate at which Eurocurrency deposits in the London interbank market for certain periods (as selected by NewMarket) are quoted, as adjusted for statutory reserve requirements for Eurocurrency liabilities and other applicable mandatory costs. Depending on our consolidated Leverage Ratio, the Applicable Rate ranges from 0.50% to 1.00% for loans bearing interest based on the ABR and from 1.50% to 2.00% for loans bearing interest based on the Adjusted LIBO Rate. At September 30, 2012, the Applicable Rate was 0.50% for loans bearing interest based on the ABR and 1.50% for loans bearing interest based on the Adjusted LIBO Rate.
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
We were in compliance with all covenants under our debt agreements at September 30, 2012 and at December 31, 2011.
The following table provides information related to the unused portion of our revolving credit facility in effect at September 30, 2012 and December 31, 2011:

(in millions)	September 30, 2012	December 31, 2011
Maximum borrowing capacity under the revolving credit facility	$650.0	$300.0
Outstanding borrowings under the revolving credit facility	138.0	22.0
Outstanding letters of credit	5.4	6.1
Unused portion of revolving credit facility	$506.6	$271.9

For further information on the outstanding letters of credit, see Note 8. The average interest rate for borrowings under our revolving credit facilities was 1.82% during the first nine months of 2012 and 2.90% during 2011.
Senior Notes – On March 15, 2012, at our request, Wells Fargo Bank, N.A., as trustee, issued a notice of redemption for all of our outstanding 7.125% senior notes due 2016, representing an aggregate principal amount of $150 million. Under the indenture governing the senior notes, the redemption price was 103.563% of the outstanding aggregate principal amount, plus accrued and unpaid interest to the redemption date. Subsequently, on April 16, 2012, all of the senior notes were redeemed. We used borrowings under our revolving credit facility to finance the redemption. We recognized total expenses of approximately $8.5 million in the first nine months of 2012 related to the early redemption of the senior notes.
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
While it is not possible to predict or determine with certainty the outcome of any legal proceeding, we believe the outcome of any of these proceedings, or all of them combined, will not result in a material adverse effect on our consolidated financial condition, results of operation, or cash flows.
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
Environmental
During 2000, the U.S. Environmental Protection Agency (EPA) named us as a potentially responsible party (PRP) under Superfund law for the clean-up of soil and groundwater contamination at the five grouped disposal sites known as “Sauget Area 2 Sites” in Sauget, Illinois. Without admitting any fact, responsibility, fault, or liability in connection with this site, we are participating with other PRPs in site investigations and feasibility studies. The Sauget Area 2 Sites PRPs received notice of approval from the EPA of their October 2009 Human Health Risk Assessment and approval of the Remedial Investigation report on February 27, 2009. The PRPs expect to submit their revised Feasibility Study (FS) to the EPA in 2013. We have accrued our estimated proportional share of the expenses for the FS, as well as our best estimate of our proportional share of the remediation liability proposed in our ongoing discussions and submissions with the agencies involved. We do not believe there is any additional information available as a basis for revision of the liability that we have established. The amount accrued for this site is not material.

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

	September 30, 2012			December 31, 2011
(in millions)	Former TEL Plant Site, Louisiana	Houston, Texas Plant Site	Superfund Site, Louisiana	Former TEL Plant Site, Louisiana	Houston, Texas Plant Site	Superfund Site, Louisiana
Accrual, discounted	$5.8	$6.4	$3.2	$6.1	$7.4	$3.1
Accrual, undiscounted	7.3	10.0	4.5	7.7	10.2	4.0
Discount rate for accrual	3%	3%	3%	3%	3%	3%
Expected future payments:
2012	$0.2	$0.4	$0.0
2013	0.8	0.6	0.0
2014	0.8	0.2	0.0
2015	0.6	0.2	0.2
2016	0.5	0.2	0.3
Thereafter	4.4	8.4	4.0

Of the total accrual at the Houston, Texas plant site, $6.1 million at September 30, 2012 and $7.0 million at December 31, 2011 relates to remediation. Of the total remediation, $5.7 million at September 30, 2012 and $6.5 million at December 31, 2011 relates to remediation of groundwater and soil.
We accrue for environmental remediation and monitoring activities for which costs can be reasonably estimated and are probable. These estimates are based on an assessment of the site, available clean-up methods, and prior experience in handling remediation. While we believe we are currently fully accrued for known environmental issues, it is possible that unexpected future costs could have a significant impact on our financial position, results of operation, and cash flows.
Our total accruals for environmental remediation were approximately $20.2 million at September 30, 2012 and $21.7 million at December 31, 2011. In addition to the accruals for environmental remediation, we also have accruals for dismantling and decommissioning costs of $600 thousand at both September 30, 2012 and December 31, 2011.
Letters of Credit and Guarantees
We have outstanding guarantees with several financial institutions in the amount of $64.5 million at September 30, 2012. The guarantees are secured by letters of credit, as well as cash collateral. A portion of these guarantees is unsecured. The outstanding letters of credit amounted to $5.4 million at September 30, 2012, all of which were issued under the letter of credit sub-facility of our revolving credit facility. The letters of credit primarily relate to insurance and performance guarantees. The remaining amounts represent additional performance, lease, custom, and excise tax guarantees, as well as a cash deposit of $37.8 million related to the Goldman Sachs Bank USA (Goldman Sachs) interest rate swap. The cash deposit is recorded in “Other assets and deferred charges” on the Consolidated Balance Sheets. Expiration dates of the letters of credit and certain guarantees range from 2012 to 2021. Some of the guarantees have no expiration date. We renew letters of credit as necessary.
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
The accumulated unrealized loss, net of tax, related to the fair value of the mortgage loan interest rate swap is recorded in accumulated other comprehensive loss in shareholders’ equity on the Consolidated Balance Sheets and amounted to approximately $1.9 million at September 30, 2012 and $2.2 million at December 31, 2011. The amount remaining in accumulated other comprehensive loss related to the mortgage loan interest rate swap is being recognized in the Consolidated Statements of Income over the original term of the mortgage loan agreement through January 29, 2015. Also recorded as a component of accumulated other comprehensive loss in shareholders’ equity on the Consolidated Balance Sheets is the accumulated loss related to the construction loan interest rate swap of approximately $2.5 million, net of tax, at September 30, 2012 and $2.6 million, net of tax, at December 31, 2011. The amount remaining in accumulated other comprehensive loss related to the construction loan interest rate swap is being recognized in the Consolidated Statements of Income over the depreciable life of the office building. Approximately $800 thousand, net of tax, currently recognized in accumulated other comprehensive loss related to both the construction loan interest rate swap and the mortgage loan interest rate swap is expected to be reclassified into earnings over the next twelve months.
Non-designated Hedges
On June 25, 2009, we entered into an interest rate swap with Goldman Sachs in the notional amount of $97 million and with a maturity date of January 19, 2022 (Goldman Sachs interest rate swap). NewMarket entered into the Goldman Sachs interest rate swap in connection with the termination of a loan application and related rate lock agreement between Foundry Park I and Principal Commercial Funding II, LLC (Principal). When the rate lock agreement was originally executed in 2007, Principal simultaneously entered into an interest rate swap with a third party to hedge Principal’s exposure to fluctuation in the ten-year United States Treasury Bond rate. Upon the termination on June 25, 2009 of the rate lock agreement, Goldman Sachs both assumed Principal’s position with the third party and entered into an offsetting interest rate swap with NewMarket. Under the terms of this interest rate swap, NewMarket is making fixed rate payments at 5.3075% and Goldman Sachs makes variable rate payments based on three-month LIBOR. We have collateralized this exposure through cash deposits posted with Goldman Sachs amounting to $37.8 million at September 30, 2012 and $36.0 million at December 31, 2011.
We do not use hedge accounting for the Goldman Sachs interest rate swap, and therefore, immediately recognize any change in the fair value of this derivative financial instrument directly in earnings.
*****

The table below presents the fair value of our derivative financial instruments, as well as their classification on the Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011.

	Asset Derivatives				Liability Derivatives
	September 30, 2012		December 31, 2011		September 30, 2012		December 31, 2011
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments
Mortgage loan interest rate swap		$0		$0		$0	Accrued expenses and Other noncurrent liabilities	$3,692
Derivatives Not Designated as Hedging Instruments
Goldman Sachs interest rate swap		$0		$0	Accrued expenses and Other noncurrent liabilities	$32,953	Accrued expenses and Other noncurrent liabilities	$32,098

The total fair value reflected in the table above includes amounts recorded in accrued expenses of approximately $130 thousand at December 31, 2011 for the mortgage loan interest rate swap and approximately $0.9 million at September 30, 2012 and $2.2 million at December 31, 2011 for the Goldman Sachs interest rate swap.
The tables below present the effect of our derivative financial instruments on the Consolidated Statements of Income.
Effect of Derivative Instruments on the Consolidated Statements of Income
Designated Cash Flow Hedges
(in thousands)

Derivatives in Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Third Quarter Ended September 30,			Third Quarter Ended September 30,			Third Quarter Ended September 30,
	2012	2011		2012	2011		2012	2011
Mortgage loan interest rate swap	$0	$(1,322)	Interest and financing expenses	$(327)	$(402)		$0	$0
Construction loan interest rate swap	$0	$0	Cost of rental	$(21)	$(22)		$0	$0

	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2012	2011		2012	2011		2012	2011
Mortgage loan interest rate swap	$(540)	$(2,495)	Interest and financing expenses	$(1,049)	$(1,194)		$0	$0
Construction loan interest rate swap	$0	$0	Cost of rental	$(64)	$(64)		$0	$0

Effect of Derivative Instruments on the Consolidated Statements of Income
Non-Designated Derivatives
(in thousands)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Third Quarter Ended September 30,		Nine Months Ended September 30,
		2012	2011	2012	2011
Goldman Sachs interest rate swap	Other income (expense), net	$(1,659)	$(12,977)	$(5,650)	$(16,153)

Credit-risk Related Contingent Features
The agreement we have with our current derivative counterparty contains a provision where we could be declared in default on our derivative obligation if repayment of indebtedness is accelerated by our lender(s) due to our default on the indebtedness.
As of September 30, 2012, the fair value of the derivative in a net liability position related to this agreement, which includes accrued interest but excludes any adjustment for nonperformance risk, was $32.7 million. We have minimum collateral posting thresholds with the counterparty and have posted cash collateral of $37.8 million as of September 30, 2012. If required, we could have settled our obligations under the agreement at the termination value of $32.7 million at September 30, 2012.

10.    Comprehensive Income and Accumulated Other Comprehensive Loss
The balances of, and changes in, the components of accumulated other comprehensive loss, net of tax, consist of the following:

(in thousands)	Pension Plans and Other Postretirement Benefits	Derivative Instruments	Foreign Currency Translation Adjustments	Unrealized Gain on Marketable Securities	Accumulated Other Comprehensive Loss
Balance at January 1, 2011	$(51,562)	$(4,151)	$(18,107)	$0	$(73,820)
Other comprehensive income (loss)	(24,854)	(585)	163	364	(24,912)
Balance at December 31, 2011	(76,416)	(4,736)	(17,944)	364	(98,732)
Other comprehensive income (loss)	1,570	350	9,439	(364)	10,995
Balance at September 30, 2012	$(74,846)	$(4,386)	$(8,505)	$0	$(87,737)

11.    Fair Value Measurements
The following table provides information on assets and liabilities measured at fair value on a recurring basis. No events occurred during the nine months ended September 30, 2012 requiring adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

	Carrying Amount in Consolidated Balance Sheets		Fair Value Measurements Using
		Fair Value	Level 1	Level 2	Level 3
(in thousands)	September 30, 2012
Cash and cash equivalents	$79,707	$79,707	$79,707	$0	$0
Cash deposit for collateralized interest rate swap	37,809	37,809	37,809	0	0
Interest rate swap liability	32,953	32,953	0	32,953	0

	December 31, 2011
Cash and cash equivalents	$50,370	$50,370	$50,370	$0	$0
Cash deposit for collateralized interest rate swap	36,042	36,042	36,042	0	0
Marketable securities	5,208	5,208	0	5,208	0
Interest rate swaps liability	35,790	35,790	0	35,790	0

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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustment associated with the derivatives utilizes Level 3 inputs. These Level 3 inputs include estimates of current credit spreads to evaluate the likelihood of default by both us and the counterparties to the derivatives. As of September 30, 2012 and December 31, 2011, we have assessed the significance of the impact of the credit valuation adjustment on the overall valuation of our derivatives and have determined that the credit valuation adjustment is not significant to the overall valuation of the derivatives. Accordingly, we have determined that our derivative valuations should be classified in Level 2 of the fair value hierarchy.
We have made an accounting policy election to measure credit risk of any derivative financial instruments subject to master netting agreements on a net basis by counterparty portfolio.
The marketable securities in the table above represent the 195,313 shares of unregistered Innospec Inc. common stock that we owned at December 31, 2011. See Note 3 for further information. The fair value of the common stock was determined using the closing market price of Innospec Inc. common stock at December 31, 2011, discounted for transfer restrictions on the shares. While the Innospec Inc. common stock is traded on a national exchange and the market price is a Level 1 input in the fair value hierarchy, the discount factor utilizes Level 3 inputs. We have assessed the significance of the impact of the discount factor adjustment on the overall valuation of the marketable securities and have determined that it is not significant to the overall valuation of the marketable securities. Accordingly, we have determined that our marketable securities valuation should be classified in Level 2 of the fair value hierarchy as the valuation relies on quoted prices for similar assets in an active market.
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

	September 30, 2012		December 31, 2011
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current maturities	$144,242	$144,816	$243,567	$252,557

12.    Recently Issued Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2012-02, "Intangibles - Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment" (ASU 2012-02). ASU 2012-02 simplifies impairment testing for indefinite-lived intangible assets by allowing an entity to assess qualitative factors in determining whether it is more likely than not that an indefinite-lived intangible asset is impaired, before performing quantitative testing. An entity is no longer required to perform a quantitative impairment test unless it is more likely than not that the fair value of an indefinite-lived intangible asset is less than carrying value. ASU 2012-02 is effective for interim and annual periods beginning after September 15, 2012. Early adoption is permitted. ASU 2012-02 will not have a significant impact on our consolidated financial statements.

13.    Subsequent Events

On October 25, 2012, our Board of Directors declared a quarterly dividend in the amount of 75 cents per share on our common stock. The dividend is payable December 21, 2012 to shareholders of record at the close of business on December 7, 2012.

Also, on October 25, 2012, our Board of Directors declared a special dividend in the amount of $25.00 per share on our common stock. The dividend is payable on November 27, 2012 to shareholders of record at the close of business on November 7, 2012. We will fund the payment of approximately $335 million by drawing on our revolving credit facility.

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
Factors that could cause actual results to differ materially from expectations include, but are not limited to, availability of raw materials and transportation systems; supply disruptions at single-sourced facilities; ability to respond effectively to technological changes in our industry; failure to protect our intellectual property rights; hazards common to chemical businesses; occurrence or threat of extraordinary events, including natural disasters and terrorist attacks; competition from other manufacturers; sudden or sharp raw materials price increases; gain or loss of significant customers; risks related to operating outside of the United States; the impact of fluctuations in foreign exchange rates; political, economic, and regulatory factors concerning our products; future governmental regulation; resolution of environmental liabilities or legal proceedings; inability to complete future acquisitions or successfully integrate future acquisitions into our business; and other factors detailed from time to time in the reports that NewMarket files with the Securities and Exchange Commission, including the risk factors in Item 1A. “Risk Factors” of our 2011 Annual Report, which is available to shareholders upon request.
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

Overview
Continuing from the first half of 2012, nine months 2012 reflect very strong results. Both revenue and operating profit increased from the first nine months of 2011. Our cash flows from operations remained strong during the nine months 2012, allowing us to pay off a net $99.3 million in debt. Our working capital position also improved from last year.
During 2012, we made some significant changes to our debt structure. In March 2012, we entered into a new $650 million five-year, unsecured revolving credit facility, which replaced our previous $300 million unsecured revolving credit facility. The new credit facility provides us with a significantly lower cost of borrowing and increased operating flexibility to execute our long-term business plan. In April 2012, we used funds available under the new $650 million revolving credit facility to redeem all of our outstanding 7.125% senior notes in the aggregate principal amount of $150 million. In May 2012, we paid off the outstanding balance of the Foundry Park I mortgage loan agreement.

Results of Operation
Revenue
Our consolidated revenue for the third quarter 2012 totaled $554.0 million, representing a decrease of approximately 0.6% from the third quarter 2011 level of $557.4 million. Nine months consolidated revenue increased 3.8% from $1.6 billion in 2011 to $1.7 billion in 2012. The table below presents our revenue by segment.

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011
Petroleum additives	$547.7	$552.0	$1,689.6	$1,627.4
Real estate development	2.9	2.8	8.6	8.6
All other	3.4	2.6	8.9	8.0
Consolidated revenue	$554.0	$557.4	$1,707.1	$1,644.0

Petroleum Additives Segment
Petroleum additives net sales for third quarter 2012 of $547.7 million decreased $4.3 million, or approximately 0.8%, from $552.0 million for the third quarter 2011. The decrease in sales when comparing the two third quarter periods primarily resulted from an unfavorable foreign currency impact partially offset by higher selling prices. When comparing the two periods, the U.S. Dollar strengthened against the major currencies in which we conduct business, including the Euro and Pound Sterling, resulting in an unfavorable foreign currency impact on revenue from sales. Total product shipments were substantially unchanged between third quarter 2012 and third quarter 2011.

Petroleum additives net sales for nine months 2012 of $1.7 billion were approximately 3.8% higher than nine months 2011. The increase between the two nine month periods reflects higher selling prices, partially offset by an unfavorable foreign currency impact, as well as a 3.1% decrease in product shipments. The decrease in shipments was primarily in the lubricant additives product line.

The table below details the approximate components of the increase between the third quarter and nine months periods of 2012 and 2011.

(in millions)	Third Quarter	Nine Months
Period ended September 30, 2011	$552.0	$1,627.4
Increase (decrease) in shipments, including changes in product mix	1.6	(24.0)
Increase in selling prices, including changes in customer mix	9.6	114.3
Decrease due to foreign currency	(15.5)	(28.1)
Period ended September 30, 2012	$547.7	$1,689.6

Real Estate Development Segment
The revenue reflected in the table above for both third quarter and nine months 2012 and 2011 for the real estate development segment represents the rental of an office building, which was constructed by Foundry Park I.

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
The table below reports segment operating profit for third quarter and nine months ended September 30, 2012 and September 30, 2011.

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011
Petroleum additives	$96.3	$122.8	$300.4	$288.9
Real estate development	$1.8	$1.8	$5.4	$5.4
All other	$1.8	$0.1	$5.1	$1.5

Petroleum Additives Segment
The petroleum additives segment for third quarter 2011 and nine months 2011 includes a net gain of $38.7 million related to the Innospec legal settlement. Including the legal settlement, the petroleum additives operating profit decreased $26.5 million when comparing third quarter 2012 to third quarter 2011 and increased $11.5 million when comparing nine months 2012 to nine months 2011. For the third quarter 2012, operating profit was higher than the same 2011 periods in North America and Latin America, while it was lower in the Asia Pacific and Europe regions. For the nine months 2012, operating profit was higher across all major regions, except for Europe. The operating profit margin for the rolling four quarters ended September 30, 2012 was 16.4%, which is in line with our expectations of the performance of our business over the long-term. While operating profit margins will fluctuate from quarter to quarter due to multiple factors, we do not operate our business differently from quarter to quarter. We believe the fundamentals of our business and industry are unchanged. We continue to focus on developing and delivering innovative, technology-driven goods and services to our customers.
Higher selling prices, reflecting previous pricing actions, as discussed in the Revenue section above, were a predominant factor resulting in increased operating profit for both third quarter and nine months 2012 as compared to the same 2011 periods. Partially offsetting the impact of higher selling prices was an unfavorable impact from foreign currency rate fluctuations. Raw material costs have decreased slightly during the third quarter 2012 also resulting in a favorable impact on operating profit for the 2012 periods. Raw material costs in 2012 continue to fluctuate, both increasing and decreasing during this year. The 2012 product shipments for third quarter were even and nine months were down compared to the same periods in 2011 reflecting the pressures on our business during the current economic slowdown. Over the past several years, we have experienced fluctuations in quarterly demand, and we expect this will continue into future quarters and years.
Partially offsetting the favorable factors related to operating profit were slightly unfavorable effects from planned spending in combined selling, general, and administrative expenses (SG&A) and research, development, and testing expenses (R&D). In 2012, SG&A was substantially unchanged for both third quarter 2012 and nine months 2012 as compared to the same 2011 periods, with decreases of approximately 1% in each period. R&D increased approximately $3.3 million, or 12.3%, for third quarter 2012 and $9.8 million, or 12.8%, for nine months 2012 when compared to the same 2011 periods. We continue to invest in SG&A and R&D to support our customers’ programs and to develop the technology required to remain a leader in this industry.
The following discussion references the Consolidated Financial Statements beginning on page 3 of this Quarterly Report on Form 10-Q.

Interest and Financing Expenses
Interest and financing expenses were $1.6 million for third quarter 2012 and $4.8 million for third quarter 2011. Nine months 2012 amounted to $8.5 million, while nine months 2011 was $14.1 million.
The decrease in interest and financing expenses for both the third quarter 2012 and nine months 2012 as compared to the same periods for 2011 resulted from both a lower average interest rate and lower average outstanding debt.

Loss on Early Extinguishment of Debt
We recorded a loss on the early extinguishment of debt of $9.9 million for nine months 2012. The loss resulted from the recognition of $0.6 million of unamortized deferred financing costs on our previous revolving credit facility, $5.3 million from the early redemption premium on the senior notes, $3.2 million of unamortized deferred financing costs on the senior notes, and $0.8 million from unamortized deferred financing costs on the mortgage loan. Of the total loss on early extinguishment of debt, approximately $5.3 million was a cash payment. The remaining amounts were a noncash charge.

Other Income (Expense), Net
Other income (expense), net for third quarter 2012 was $0.1 million income, while third quarter 2011 was $12.8 million expense. The amount for nine months 2012 was $3.7 million expense, and nine months 2011 was $16.9 million expense. Both 2012 periods include a gain of $1.7 million related to the sale of common stock that was received in September 2011 as part of the legal settlement with Innospec, which is discussed further in Note 3. Nine months 2011 includes $1.0 million expense related to the consent we obtained in January 2011 from the holders of the senior notes to modify the formula for calculating the capacity under the senior notes to make certain restricted payments. The remaining amounts for both 2012 and 2011 primarily reflect the loss on a derivative instrument representing an interest rate swap recorded at fair value through earnings. See Note 9 for additional information on the interest rate swap.

Income Tax Expense
Income tax expense was $28.5 million for third quarter 2012 and $31.9 million for third quarter 2011. The effective tax rate was 30.6% for third quarter 2012, while third quarter 2011 was 30.9%. The decrease in income before income tax expense resulted in a decrease of $3.1 million in income taxes, while the lower effective tax rate in 2012 as compared to 2011 resulted in a decrease of $0.3 million in income tax expense when comparing the two third quarter periods.

Income tax expense was $87.0 million for nine months 2012 and $79.8 million for nine months 2011. The effective tax rate was 31.8% for nine months 2012, while nine months 2011 was 31.6%. The increase in income before income tax expense resulted in an increase of $6.5 million in income taxes, while the higher effective tax rate in 2012 as compared to 2011 resulted in an increase of $0.7 million in income tax expense when comparing the two nine month periods.
The effective tax rate for the nine months 2012 period reflects the benefit of a favorable impact from earnings in foreign locations with lower tax rates when compared to the 2011 period, while the tax impact from earnings in foreign locations for the third quarter 2012 and 2011 periods were about even. State income taxes were lower for third quarter 2012, but were higher for nine months 2012 when compared to the same 2011 periods. The effective tax rates for both 2012 periods reflect the absence of a research and development credit as compared to third quarter and nine months 2011.

Cash Flows, Financial Condition, and Liquidity
Cash and cash equivalents at September 30, 2012 were $79.7 million, which was an increase of $29.3 million since December 31, 2011 and included a $1.6 million favorable impact from foreign currency translation.
Our cash and cash equivalents held by our foreign subsidiaries amounted to approximately $62.3 million at September 30, 2012 and $45.3 million at December 31, 2011. A significant amount, but not all, of these foreign cash balances are associated with earnings that we have asserted are indefinitely reinvested. We plan to use these indefinitely reinvested earnings to support growth outside of the United States through funding of operating expenses, research and development expenses, capital expenditures, and other cash needs of our foreign subsidiaries. Periodically, we repatriate cash from our foreign subsidiaries to the United States through intercompany dividends. These intercompany dividends are paid only by subsidiaries whose earnings we have not asserted are indefinitely reinvested or whose earnings qualify as previously taxed income, as defined by the Internal Revenue Code. If circumstances were to change that would cause these indefinitely reinvested earnings to be repatriated, an incremental U.S. tax liability would be incurred. As part of our foreign subsidiary repatriation activities, we received cash dividends of $7.7 million for the nine months ended September 30, 2012 and $28.3 million for the nine months ended September 30, 2011.
We expect that cash from operations, together with borrowing available under our revolving credit facility, will continue to be sufficient to cover our operating expenses for the foreseeable future.
Cash Flows – Operating Activities
Cash flows provided from operating activities for the nine months 2012 were $185.3 million and included a decrease of $41.6 million due to higher working capital levels, including higher accounts receivable and inventory, as well as lower accrued expenses, which were partially offset by higher accounts payable. The increase in accounts receivable is primarily due to higher sales levels when comparing the third quarter 2012 with the fourth quarter 2011, while higher inventory levels represent the quantities required to manage the worldwide demand for our products. The decrease in accrued expenses primarily reflects payments related to customer rebates made during the nine months 2012. The fluctuation in accounts payable is from normal differences in timing of payments. Cash flows from operations are also impacted by the charge of $9.9 million for a loss on the early extinguishment of debt, of which $5.3 million was a cash charge. See Note 7 for additional information on our debt structure.
We had working capital of $537.1 million at September 30, 2012 and $463.7 million at December 31, 2011. The current ratio was 3.38 to 1 at September 30, 2012 and 3.15 to 1 at December 31, 2011.
Cash Flows – Investing Activities
Cash used in investing activities was $25.7 million during nine months 2012 and included $25.4 million for capital expenditures. Also included in investing activities was a net deposit of $1.8 million and a net settlement payment of $4.8 million related to the Goldman Sachs interest rate swap. Further information on the interest rate swap is discussed in Note 9. We also received cash proceeds of $6.3 million from the sale of the 195,313 shares of Innospec Inc. common stock which we acquired in September 2011 as part of a legal settlement. We estimate our total capital spending during 2012 will be approximately $35 million. We expect to continue to finance capital spending through cash on hand and cash provided from operations, together with borrowing available under our $650 million revolving credit facility.
Cash Flows – Financing Activities
Cash used in financing activities during nine months 2012 amounted to $131.9 million. Borrowings under our revolving credit facility increased by $116.0 million, offset by redemption of our senior notes of $150 million, payment in full of the outstanding principal balance on the Foundry Park I mortgage loan of $63.5 million, and a paydown of $1.8 million on lines of credit. We also incurred $2.4 million of debt issuance costs related to the $650 million revolving credit facility, and we paid $30.2 million to fund dividends during nine months 2012.

We had total long-term debt, including the current portion, of $144.2 million at September 30, 2012, representing a decrease of approximately $99.3 million in our total debt since December 31, 2011.
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
The following table provides information related to the unused portion of our revolving credit facility:

(in millions)	September 30, 2012	December 31, 2011
Maximum borrowing capacity under the revolving credit facility	$650.0	$300.0
Outstanding borrowings under the revolving credit facility	138.0	22.0
Outstanding letters of credit	5.4	6.1
Unused portion of revolving credit facility	$506.6	$271.9

The revolving credit facilities contain covenants, representations, and events of default that management considers typical of credit agreements of this nature. We were in compliance with all covenants under the $650 million revolving credit facility at September 30, 2012 and the $300 million revolving credit facility at December 31, 2011.
The more restrictive and significant financial covenants under both the previous and new revolving credit facility include:
•A leverage ratio of no more than 3.00 to 1.00; and
•An interest coverage ratio of no less than 3.00 to 1.00.
At September 30, 2012, the leverage ratio was 0.41 and the interest coverage ratio was 25.66, while at December 31, 2011 the leverage ratio was 0.69 and the interest coverage ratio was 17.90.
As a percentage of total capitalization (total debt and shareholders’ equity), our total debt percentage decreased from 30.7% at December 31, 2011 to 16.7% at September 30, 2012. The change in the percentage was the result of the decrease in debt, as well as an increase in shareholders’ equity. The increase in shareholders’ equity reflects our earnings, partially offset by the impact of dividend payments. Normally, we repay any outstanding long-term debt with cash from operations or refinancing activities.
Senior Notes - On March 15, 2012, at our request, Wells Fargo Bank, N.A., as trustee, issued a notice of redemption for all of our outstanding 7.125% senior notes due 2016, representing an aggregate principal amount of $150 million. Under the indenture governing the senior notes, the redemption price was 103.563% of the outstanding aggregate principal amount, plus accrued and unpaid interest to the redemption date. Subsequently, on April 16, 2012, all of the senior notes were redeemed. We used borrowings under our revolving credit facility to finance the redemption. We recognized total expenses of approximately $8.5 million related to the early redemption of the senior notes.
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
Other Borrowings - Two of our subsidiaries have short-term lines of credit for working capital purposes. The line of credit for one of our subsidiaries in India is for 110 million Rupees and has an outstanding balance of 100 million Rupees, or $1.8 million, at September 30, 2012. The line of credit for one of our subsidiaries in China is for $10 million with an outstanding balance of $4.4 million at September 30, 2012.

Other Matters
In March 2010, the Patient Protection and Affordable Care Act, as well as a related reconciliation bill, was signed into law, which created a nationwide health insurance system. In June 2012, the United States Supreme Court substantially upheld the law. The Supreme Court ruling had no impact on our results of operation, financial position, or cash flows.

In July 2012, The Moving Ahead for Progress in the 21st Century Act (MAP-21) legislation was signed into law. Under prior regulations, defined benefit pension liabilities for minimum funding requirements were calculated by discounting projected future payments to present value using interest rates based on corporate bonds and average interest rates over the preceding two years. The provisions of this law modify minimum funding rules to require that the discount rate used be within ten percent (increasing to 30 percent in 2016 and thereafter) of the average of the corporate bond rates for the 25-year period preceding the current year. This provision will result in less fluctuation in interest rates from year to year and will reduce minimum funding requirements in the near-term. In addition, MAP-21 also increased insurance premiums payable to the Pension Benefit Guaranty Corporation (PBGC), and allows for qualified transfers from overfunded defined benefit plans to retiree medical accounts and allows for the purchase of retiree group-term life insurance. We do not expect this law to have a material impact on the level of funding for our domestic defined benefit pension plans, nor do we expect the increase in PBGC premiums to be material. Further, we currently have no plans to make qualified transfers from any of our domestic defined benefit plans that would be allowed under MAP-21.

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
Intangibles (Net of Amortization) and Goodwill
We have certain identifiable intangibles, as well as goodwill, amounting to $32.4 million at September 30, 2012. These intangibles relate to our petroleum additives business and, except for the goodwill, are being amortized over periods of up to approximately 18 years of remaining life. We continue to assess the market related to these intangibles, as well as their specific values, and have concluded the values and amortization periods are appropriate. We also evaluate these intangibles for any potential impairment when significant events or circumstances occur that might impair the value of these assets. These evaluations continue to support the value at which these identifiable intangibles are carried in our financial statements. However, if conditions were to substantially deteriorate in the petroleum additives market, it could possibly cause a reduction in the periods of the amortization charge or result in a noncash write-off of a portion of the intangibles’ carrying value. A reduction in the amortization period would have no effect on cash flows. We do not anticipate such a change in the market conditions in the near term.
Environmental and Legal Proceedings
We believe our environmental accruals are appropriate for the exposures and regulatory guidelines under which we currently operate. While we currently do not anticipate significant changes to the many factors that could impact our environmental requirements, we continue to keep our accruals consistent with these requirements as they change.
While it is not possible to predict or determine with certainty the outcome of any legal proceeding, it is our opinion, based on our current knowledge, that we will not experience any material adverse effects on our results of operation, financial condition, or cash flows as a result of any pending or threatened proceeding.
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

Recently Issued Accounting Pronouncements

For a full discussion of the more significant accounting pronouncements which may impact our financial statements, see Note 12.

Outlook
We continue to realize very good results in 2012. We believe the fundamentals of how we run our business – a long-term view, safety-first culture, customer-focused solutions, technology-driven product offerings, world-class supply chain capability, and a regional organizational structure to better understand our customers’ needs – continue to pay dividends to all of our stakeholders.

We expect 2012 to be a more profitable year than 2011. There has been no significant change in the fundamentals of the petroleum additives business, and we expect the long-term industry demand to continue to grow at a rate of 1% - 2%.  While we plan to exceed that rate by focusing on areas of the world where we are under-represented and delivering products that specifically meet the needs of those areas, we are not certain that this year's overall rate will be that high.  We have seen some softness in demand recently that we believe is associated with the global economic slowdown and uncertainty. While we cannot predict with certainty, a slight decline in market growth for 2012 would not be surprising. Our current view is that shipments for the second half of this year may be lower than those of the first half of this year. Over the past several years, we have made significant investments to expand our capabilities around the world.  These investments have been in people, research centers, and production capacity.  We intend to use these new capabilities to improve our ability to deliver the goods and service that our customers value and to expand our business and profits. In summary, we expect the business practices that have produced the outstanding results of the past several years will continue in 2012.

Our business continues to generate significant amounts of cash beyond what is necessary for the expansion and growth of our current product lines. We regularly review the many internal opportunities which we have to utilize this cash, both from a geographical and product line point of view. We continue our efforts of investigating potential acquisitions as both a use for this cash and to generate shareholder value. As we have stated previously, our primary focus in the acquisition area remains on the petroleum additives industry. It is our view that this industry will provide the greatest opportunity for a good return on our investment while minimizing risk. We remain focused on this strategy and will evaluate any future opportunities. Nonetheless, we are patient in this pursuit and intend to make the right acquisition when the opportunity arises. Until an acquisition materializes, we will pay down debt or build cash on our balance sheet and will continue to evaluate all alternative uses of that cash to enhance shareholder value, including stock repurchases and dividends.

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk
Except as discussed below, at September 30, 2012, there were no significant changes in our market risk from the information provided in the 2011 Annual Report.
Interest Rate Risk
In May 2012, we paid off our mortgage loan and terminated the related interest rate swap. As a result, there is no interest rate risk at September 30, 2012 associated with the mortgage loan or the related mortgage loan interest rate swap. See Note 9 for further information on the mortgage loan interest rate swap.
Marketable Security Price Risk
In September 2012, we sold all of the 195,313 shares of Innospec Inc. common stock that we had acquired as part of the legal settlement with Innospec. As a result, we have no marketable security price risk at September 30, 2012.

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
The committee and the regional management also represent, to the best of their knowledge, that the financial statements and other financial information included in the report fairly present, in all material respects, the financial condition, results of operation, and cash flows of the company as of and for the periods presented in the report.
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
Changes in Internal Controls Over Financial Reporting
There has been no change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
While it is not possible to predict or determine with certainty the outcome of any legal proceeding, we believe the outcome of any of these proceedings, or all of them combined, will not result in a material adverse effect on our consolidated financial condition, results of operation, or cash flows.
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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds
On July 17, 2012, our Board of Directors approved a new share repurchase program authorizing management to repurchase up to $250 million of NewMarket Corporation's outstanding common stock until December 31, 2014, as market conditions warrant and covenants under our existing agreements permit. We may conduct the share repurchases in the open market and in privately negotiated transactions. The repurchase program does not require NewMarket to acquire any specific number of shares and may be terminated or suspended at any time. The previous authorization, which was valid until December 31, 2012, has been canceled. It had approximately $60 million of unused repurchase capacity. There were no purchases made under the previous or new authorizations during the third quarter 2012.

ITEM 6.     Exhibits

Exhibit 3.1	Articles of Incorporation Amended and Restated effective April 27, 2012 (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 1-32190) filed April 30, 2012)
Exhibit 3.2	NewMarket Corporation Bylaws Amended and Restated effective April 27, 2012 (incorporated by reference to Exhibit 3.2 to Form 8-K (File No. 1- 32190) filed April 30, 2012)
Exhibit 31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald
Exhibit 31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by David A. Fiorenza
Exhibit 32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald
Exhibit 32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David A. Fiorenza
Exhibit 101	XBRL Instance Document and Related Items

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMARKET CORPORATION
(Registrant)

Date: October 26, 2012	By: /s/ D. A. Fiorenza
David A. Fiorenza
Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: October 26, 2012	By: /s/ Wayne C. Drinkwater
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