Form 10-K
period 2012-12-31
NEWMARKET CORP
filed 2013-02-15
CIK 1282637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Aggregate market value of voting stock held by non-affiliates of the registrant as of June 29, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter): $2,182,719,787*
Number of shares of Common Stock outstanding as of January 31, 2013: 13,417,877

DOCUMENTS INCORPORATED BY REFERENCE
Portions of NewMarket Corporation’s definitive Proxy Statement for its 2013 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 are incorporated by reference into Part III of this Annual Report on Form 10-K.

*
In determining this figure, an aggregate of 3,340,685 shares of Common Stock as beneficially owned by Bruce C. Gottwald and members of his immediate family have been excluded and treated as shares held by affiliates. See Item 12. The aggregate market value has been computed on the basis of the closing price on the New York Stock Exchange on June 29, 2012.

Form 10-K

PART I

ITEM 1.	BUSINESS
NewMarket Corporation (NewMarket) (NYSE: NEU) is a holding company and is the parent company of Afton Chemical Corporation (Afton), Ethyl Corporation (Ethyl), NewMarket Services Corporation (NewMarket Services), and NewMarket Development Corporation (NewMarket Development).
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
As a specialty chemicals company, Afton develops, manufactures, and blends highly formulated fuel and lubricant additive products, and markets and sells these products worldwide. Afton is one of the largest lubricant and fuel additives companies worldwide. Lubricant and fuel additives are necessary products for efficient maintenance and reliable operation of all vehicles and machinery. From custom-formulated chemical blends to market-general additive components, we believe Afton provides customers with products and solutions that make fuels burn cleaner, engines run smoother, and machines last longer.
Through an open, flexible, and collaborative style, Afton works closely with its customers to understand their business and help them meet their goals. This style has allowed Afton to develop long-term relationships with its customers in every major region of the world, which Afton serves through eleven manufacturing facilities across the globe.
With almost 450 employees in research and development, Afton is dedicated to developing chemical formulations that are tailored to our customers’ and the end-users’ specific needs. Afton’s portfolio of technologically-advanced, value-added products allows it to provide a full range of products and services to its customers.
Ethyl provides contract manufacturing services to Afton and to third parties and is one of the primary marketers of TEL in North America.
NewMarket Development manages the property that we own on a site in Richmond, Virginia consisting of approximately 60 acres. We have our corporate offices on this site, as well as a research and testing facility, the office complex we constructed for Foundry Park I, LLC (Foundry Park I), a wholly-owned subsidiary of NewMarket Development, and several acres dedicated to other uses. We are currently exploring various development opportunities for portions of the property as the demand warrants. This effort is ongoing in nature, as we have no specific timeline for any future developments.
We were incorporated in the Commonwealth of Virginia in 2004. Our principal executive offices are located at 330 South Fourth Street, Richmond, Virginia, and our telephone number is (804) 788-5000. We employed 1,710 people at the end of 2012.
Business Segments
Our business is composed of two segments: petroleum additives and real estate development. The petroleum additives segment is primarily represented by Afton and the real estate development segment is represented by Foundry Park I. The TEL business of Ethyl is reflected in the “All other” category. All of these are discussed below.
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

The products offered by the petroleum additives segment are sold to common customers, are manufactured in the same plants, share common components or building blocks, and are supported by a common sales, as well as research and development, workforce.
We believe our success in the petroleum additives market is largely due to our ability to bring value to our customers through our products and our open, flexible, and collaborative working style. We accomplish this by understanding what our customers need and by applying our technical capabilities, formulation expertise, broadly differentiated product offerings, and global distribution capabilities to meet those needs. We invest significantly in research and development in order to meet our customers’ needs and to adapt to the rapidly changing environment for new and improved products and services.
We view the petroleum additives marketplace as being comprised of two broad product groupings: lubricant additives and fuel additives. Lubricant additives are highly formulated chemical products that, when blended with base oil, improve the efficiency, durability, performance, and functionality of mineral oils, synthetic oils, and biodegradable fluids, thereby enhancing the performance of machinery and engines. Fuel additives are chemical components and products that improve the refining process and performance of gasoline, diesel, biofuels, and other fuels, resulting in lower fuel costs, improved vehicle performance, reduced tailpipe or smokestack emissions, and improved power plant efficiency.
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
Lubricants are widely used in operating machinery from heavy industrial equipment to vehicles. Lubricants provide a layer of protection between moving mechanical parts. Without this layer of protection, the normal functioning of machinery would not occur. Effective lubricants reduce downtime, prevent accidents, and increase efficiency. Specifically, lubricants serve the following main functions:

•
Friction reduction—Friction is reduced by maintaining a thin film of lubricant between moving surfaces, preventing them from coming into direct contact with one another and reducing wear on moving machinery.

•	Heat removal—Lubricants act as coolants by removing heat resulting from either friction or through contact with other, higher temperature materials.

•	Containment of contaminants—Lubricants are required to function by carrying contaminants away from the machinery and neutralizing the harmful impact of the by-products created by combustion.
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

We are one of the leading global suppliers of specially formulated lubricant additives that combine some or all of the components described above to develop our products. Our products are highly formulated, complex chemical compositions derived from extensive research and testing to ensure all additive components work together to provide the intended results. Our products are engineered to meet specifications prescribed by either the industry or a specific customer. Purchasers of lubricant additives tend to be oil companies, distributors, refineries, and compounders/blenders. We make no sales directly to end-users.
Key drivers of demand for lubricant additives include total vehicle miles driven, fuel economy, drain/refill intervals, the average age of vehicles on the road, vehicle production, equipment production, and new engine and driveline technologies.
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
Key drivers of the engine oils market are the total vehicle miles driven, fuel economy, number of vehicles on the road, drain intervals, engine and crankcase size, changes in engine design, and temperature and specification changes driven by the OEMs. Afton offers additives for oils that protect the modern engine and makes additives that are specially formulated to protect high mileage vehicles. Afton offers products that enhance the performance of mineral, part-synthetic, and fully-synthetic engine oils.
Driveline Additives—The driveline additives submarket is comprised of additives designed for products such as transmission fluids, gear oils, and off-road fluids. This submarket shares in the 30% of the market not covered by engine oil additives. Transmission fluids primarily serve as the power transmission and heat transfer medium in the area of the transmission where the torque of the drive shaft is transferred to the gears of the vehicle. Gear oil additives lubricate gears, bearings, clutches, and bands in the gear-box and are used in vehicles, off-highway, hydraulic, and marine equipment. Other products in this area include hydraulic transmission fluids, universal tractor fluids, power steering fluids, shock absorber fluids, gear oils, and lubricants for heavy machinery. These products must conform to highly prescribed specifications developed by vehicle OEMs for specific models or designs. These additives are generally sold to oil companies for ultimate sale to vehicle OEMs for new vehicles (factory-fill), service dealers for aftermarket servicing (service-fill), retailers, and distributors.
Key drivers of the driveline additives marketplace are the number of vehicles manufactured, drain intervals for transmission fluids and gear applications, changes in engine and transmission design and temperatures, and specification changes driven by the OEMs.
Industrial Additives—The industrial additives submarket is comprised of additives designed for products for industrial applications such as hydraulic fluids, grease, industrial gear fluids, industrial specialty applications, and metalworking additives. This submarket also shares in the 30% of the market not covered by engine oil additives. These products must conform to industry specifications, OEM requirements, and/or application and operating environment demands. Industrial additives are generally sold to oil companies, service dealers for after-market servicing, and distributors.
Key drivers of the industrial additives marketplace are gross domestic product levels and industrial production.
Fuel Additives
Fuel additives are chemical compounds that are used to improve both the oil refining process and the performance of gasoline, diesel, biofuels, and other fuels. Benefits of fuel additives in the oil refining process include reduced use of crude oil, lower processing costs, and improved fuel storage properties. Fuel performance benefits include ignition improvements, combustion efficiency, reduced emission particulates, fuel economy improvements, and engine cleanliness, as well as protection against deposits in fuel injectors, intake valves, and the combustion chamber. Our fuel additives are extensively tested and designed to meet stringent industry, government, OEM, and individual customer requirements.
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
Key drivers in the fuel additive marketplace include total vehicle miles driven, fuel economy, the introduction of more sophisticated engines, regulations on emissions (both gasoline and diesel), quality of the crude oil slate and performance standards, and marketing programs of major oil companies.
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
In January 2007, Foundry Park I entered into a Deed of Lease Agreement with MeadWestvaco Corporation (MeadWestvaco) under which it is leasing an office building which we have constructed on approximately three acres in Richmond, Virginia. The construction of the building was completed in late 2009 and was to the specifications of MeadWestvaco, which is using the building as its corporate headquarters. The rental income to us began in 2010. The lease term is for a period of 13 1/2 years with rent based upon a factor of the final project cost. The lease expires in June 2023, subject to certain extension options.

In early 2010, Foundry Park I secured a five year mortgage loan on the property. On May 1, 2012, we paid in full the outstanding principal amount on the mortgage loan. We used borrowings under our revolving credit facility to finance the payment. Further information on our financing of the project and the related interest rate swap agreements is in Notes 12 and 16 (when we make a reference to Notes, we mean the Notes to Consolidated Financial Statements included herein). None of these agreements impacts the terms of the lease with MeadWestvaco.
We are currently exploring various development opportunities for other portions of the property we own, as the demand warrants. This search is ongoing in nature, and we have no specific timeline for any future developments.
All Other—The “All other” category includes the continuing operations of the TEL business (primarily sales of TEL in North America), as well as certain contract manufacturing performed by Ethyl. Ethyl manufacturing facilities include our Houston, Texas and Sarnia, Ontario, Canada plants. The Houston plant is substantially dedicated to petroleum additives manufacturing and produces both lubricant additives and fuel additives. The Sarnia plant is completely dedicated to petroleum additives manufacturing and produces fuel additives. The financial results of the petroleum additives production by the Ethyl manufacturing facilities are reflected in the petroleum additives segment results. The “All other” category financial results include a service fee charged by Ethyl for its production services to Afton. Our remaining manufacturing facilities are part of Afton and produce lubricant additives and/or fuel additives.
Raw Materials and Product Supply
We use a variety of raw materials and chemicals in our manufacturing and blending processes and believe the sources of these are adequate for our current operations. The primary raw materials for Afton are base oil, polyisobutylene, antioxidants, alcohols, solvents, sulfonates, friction modifiers, olefins, and copolymers.
As the performance requirements of our products become more complex, we often work with highly specialized suppliers. In some cases, we source from a single supplier. In cases where we decide to source from a single supplier, we manage our risk by maintaining safety stock of the raw material, qualifying alternate supply, or identifying a backup position. The backup position could take additional time to implement, but we are confident we can ensure continued supply for our customers. We continue to monitor the raw material supply situation and continually adjust our procurement strategies as conditions require.
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
We are committed to providing the most advanced products, comprehensive testing programs, and superior technical support to our customers and to OEMs worldwide. R&D expenditures, which totaled $118 million in 2012, $105 million in 2011, and $91 million in 2010, are expected to increase again in 2013. Afton continues to expand our internal testing, research, and customer support capabilities around the world in support of our goals of providing market-driven technical leadership and performance-based differentiation. In 2012, we expanded our laboratory and mechanical testing area in Richmond, Virginia. This increases our capacity for providing differentiated solutions to our customers and provides additional process development capability to enhance our speed-to-market for new products and technologies.
Afton continues to develop new technology and products to meet the changing requirements of OEMs and to keep our customers well positioned for the future. A significant portion of our R&D investment is dedicated to the development of products that are differentiated by their ability to deliver improved fuel efficiency in addition to robust performance in the wide range of new hardware designs.
In 2012, we successfully launched new technologies for multiple new engine oil categories for passenger cars and commercial trucks in support of our customers in all regions of the world. Research in the engine oil area continues to increase as we begin to prepare for the new ILSAC GF-6 specification for gasoline engine oils in North America and other specifications around the world.

We continue to provide leading technology in the fuel additives area. In 2012, new products were developed and launched in all product lines including gasoline performance additives, diesel performance additives, and finished fuel additives. Research is focused on the development of new technologies that exceed the changing needs of modern engine fueling systems and changing fuel properties, as well as addressing the growing need for increased fuel economy and emissions reduction. In addition, we continue to maintain close interactions with regulatory, industry, and OEM leaders to guide our development of future fuel additive technologies based on well-defined market needs.
Our industrial additives product slate continued to expand with the development of new products in multiple areas including hydraulic fluids, grease, industrial gear oils, turbine oils, grease additives and metalworking fluid additives. Research is focused on the development of technologies that will provide differentiation to our customers in multiple performance areas including equipment life and energy efficiency.
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
Intellectual Property
Our intellectual property, including our patents, licenses, and trademarks, is an important component of our business. We actively protect our inventions, new technologies, and product developments by filing patent applications and maintaining trade secrets. We currently own approximately 1,100 issued or pending United States and foreign patents. In addition, we have acquired the rights under patents and inventions of others through licenses or otherwise. We take care to respect the intellectual property rights of others and we believe our products do not infringe upon those rights. We vigorously participate in patent opposition proceedings around the world, where necessary, to secure a technology base free of infringement. We believe our patent position is strong, aggressively managed, and sufficient for the conduct of our business.
We also have several hundred trademark registrations throughout the world for our marks, including NewMarket®, Afton Chemical®, Ethyl®, mmt®, HiTEC®, TecGARD®, GREENBURN®, Passion for Solutions®, CleanStart®, Polartech®, and BioTEC®, as well as several pending trademark and service mark applications, including AxcelTM and 24/7 QuickResponseSM.
Commitment to Environmental and Safety Excellence
We are committed to continuous improvement and vigilant management of the health and safety of our employees, customers, and the communities in which we operate, as well as the stewardship of the environment. One way our companies demonstrate this is through our commitment to the Guiding Principles of the American Chemistry Council (ACC) Responsible Care® (RC) program. Both Afton and Ethyl have implemented Responsible Care Management Systems (RCMS® or RC14001®) at their U.S. headquarters and other U.S. facilities. Our implementation of RCMS® is certified by an independent third-party auditing process as established by the ACC as a requirement of membership. In 2012, our facilities successfully passed the audits and received certification, which is valid for a three-year period. Additionally, Afton’s Feluy, Belgium and Suzhou, China plants are certified to the environmental standard ISO 14001. Suzhou is also certified to OHSAS 18001, a global occupational health and safety standard. Afton’s Sauget, Illinois plant continues to be an OSHA Star VPP (Voluntary Protection Program) location.
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
Our worldwide injury/illness recordable rate (which is the number of injuries per 200,000 hours worked) in 2012 was 0.68. The rate was 0.67 in 2011 and 0.64 in 2010. NewMarket continues to perform consistently well in safety.  Our performance is a demonstration of our safety-first culture and represents a focused effort by all of our employees.  We are extremely proud of our accomplishments in the safety area, especially when compared to safety records in other industries. Both Afton and Ethyl continue to be among top performers among their industry peers. Based on the 2011 OSHA recordable data, both companies ranked high in the top performing quartile of chemical manufacturing companies of similar size.  OSHA data for 2012 is not yet available, but the anticipation is that NewMarket's safety performance will continue to be among the best compared to similar sized chemical companies.  Further, Ethyl won the Responsible Care Company of the Year award from the ACC in 2011, which is an honor given by the ACC to only one company in each size category.  While our safety performance is very strong, we strive for continual improvement and have initiatives in place aimed at further improving our safety record.
As members of the ACC, Afton and Ethyl provide data on twelve metrics used to track environmental impact, safety, energy use, community outreach and emergency preparedness, greenhouse gas intensity, and product stewardship performance of the ACC member companies. These can be viewed at http://responsiblecare.americanchemistry.com/Performance-Results. The information on this website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated by reference in this Annual Report on Form 10-K or any other filings we make with the Securities and Exchange Commission (SEC).
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
Total liabilities accrued at year-end for environmental remediation were $19.7 million for 2012 and $21.7 million for 2011. In addition to the accruals for environmental remediation, we also had accruals for dismantling and decommissioning costs of $500 thousand at December 31, 2012 and $600 thousand at December 31, 2011.
As new technology becomes available, it may be possible to reduce accrued amounts. While we believe that we are currently fully accrued for known environmental issues, it is possible that unexpected future costs could have a significant financial impact on our financial position, results of operation, and cash flows.
We spent approximately $18 million in 2012, $19 million in 2011, and $18 million in 2010 for ongoing environmental operating and clean-up costs, excluding depreciation of previously capitalized expenditures. These environmental operating and clean-up expenses are included in cost of goods sold.
For capital expenditures on pollution prevention and safety projects, we spent $10 million in 2012, $9 million in 2011, and $7 million in 2010.
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
In 2000, the Environmental Protection Agency (EPA) named us as a PRP for the clean-up of soil and groundwater contamination at five grouped disposal sites known as "Sauget Area 2 Sites" in Sauget, Illinois. Without admitting any fact, responsibility, fault, or liability in connection with this site, we are participating with other PRPs in site investigations and feasibility studies. The Sauget Area 2 Site PRPs received notice of approval from the EPA of the Remedial Investigation report on February 27, 2009 and notice of approval of their October 2009 Human Health Risk Assessment on December 17, 2009. The PRPs expect to submit their revised Feasibility Study (FS) to the EPA in 2013. We have accrued our estimated proportional share of the expenses, as well as our best estimate of our proportional share of the remediation liability proposed in our ongoing discussions and submissions with the agencies involved. We do not believe there is any additional information available as a basis for revision of the liability that we have established at December 31, 2012. The amount accrued for this site is not material. We also have several other sites where we are in the process of environmental remediation and monitoring. See Note 18 for further information.
Geographic Areas
We have operations in the United States, Europe, Asia, Latin America, Australia, the Middle East, and Canada. The economies are generally stable in the countries where we do most of our business, although many of those countries have experienced recent economic downturns. In countries with more political or economic uncertainty, we generally minimize our risk of loss by utilizing U.S. Dollar-denominated transactions, letters of credit, and prepaid transactions. Our foreign customers consist of financially viable government organizations, as well as both large and smaller companies.
The table below reports revenues and long-lived assets by geographic area. Except for the United States, no single country exceeded 10% of revenue or long-lived assets during any year. However, because our foreign operations are significant to our overall business, we are presenting revenue in the table below by the major regions in which we operate. We assign revenues to geographic areas based on the location to which the product was shipped to a third-party. The change in revenues during the three-year period is discussed more fully in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Net sales to one customer of our petroleum additives segment exceeded 10% of consolidated revenue in 2012, 2011, and 2010. Sales to Royal Dutch Shell plc and its affiliates (Shell) amounted to $252 million (11% of consolidated revenue) in 2012, $246 million (11% of consolidated revenue) in 2011, and $217 million (12% of consolidated revenue) in 2010. These sales represent a wide range of products sold to this customer in multiple regions of the world.
Geographic Areas

	Years Ended December 31,
(in millions)	2012	2011	2010
Consolidated revenue
United States	$811	$768	$651
Europe, Middle East, Africa, India	692	728	633
Asia Pacific	441	405	329
Other foreign	279	249	184
Consolidated revenue	$2,223	$2,150	$1,797
Long-lived assets (a)
United States	$255	$257	$256
Foreign	103	96	78
Total long-lived assets	$358	$353	$334

(a)	Long-lived assets include property, plant, and equipment, net of depreciation.
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
Executive Officers of the Registrant
The names and ages of all executive officers as of February 15, 2013 follow.

Name	Age	Positions
Thomas E. Gottwald	52	President and Chief Executive Officer (Principal Executive Officer)
David A. Fiorenza	63	Vice President and Chief Financial Officer (Principal Financial Officer)
Steven M. Edmonds	60	Vice President—General Counsel
Bruce R. Hazelgrove, III	52	Vice President—Corporate Resources
Wayne C. Drinkwater	66	Controller (Principal Accounting Officer)
Cameron D. Warner, Jr.	54	Treasurer
M. Rudolph West	59	Secretary
Robert A. Shama	52	President, Afton Chemical Corporation

Our officers, at the discretion of the Board of Directors, hold office until the meeting of the Board of Directors following the next annual shareholders’ meeting. With the exception of Mr. Warner and Mr. Shama, all of the officers have served in these capacities with NewMarket for at least the last five years. Mr. Warner has been employed by NewMarket for at least five years in various senior management capacities. Prior to being named Treasurer in 2011, Mr. Warner was Director—Treasury and Corporate Development since 2007. Prior to that position and beginning in 2005, he was Director—Corporate Development and Planning. Mr. Shama has been employed by Afton for at least five years in various senior management capacities. Prior to being named President of Afton in 2013, he was Executive Vice President of Afton beginning in 2012 and Senior Vice President North America and Chief Marketing Officer in 2011. From 2008 to 2010, Mr. Shama was Vice President Sales and Marketing North America.

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

•	Several of our products are produced solely at one facility, and a significant disruption or disaster at such a facility could have a material adverse effect on our results of operation.
Several of the products we sell are produced only in one location. We are dependent upon the continued safe operation of these production facilities. These production facilities are subject to various hazards associated with the manufacturing, handling, storage, and transportation of chemical materials and products, including leaks and ruptures, explosions, fires, inclement weather, natural disasters, unscheduled downtime, and environmental hazards. Some of our products involve the manufacturing and handling of a variety of reactive, explosive, and flammable materials. Many of these hazards could cause a disruption in the production of our products. We cannot assure that these facilities will not experience these types of hazards and disruptions in the future or that these incidents will not result in production delays or otherwise have an adverse effect on our results of operation, financial condition, or cash flows in any given period.

•	We may be unable to respond effectively to technological changes in our industry.
Our future business success will depend upon our ability to maintain and enhance our technological capabilities, develop and market products and applications that meet changing customer needs, and successfully anticipate or respond to technological changes in a cost-effective and timely basis. Our industry is characterized by frequent changes in industry performance standards, which affect the amount and timing of our research and development costs and other technology-related costs. As a result, the life cycle of our products is often hard to predict. Further, technological changes in some or all of our customers’ products or processes may make our products obsolete. Our inability to maintain a highly qualified technical workforce or their inability to anticipate, respond to, or utilize changing technologies could have a material adverse effect on our results of operation, financial condition, or cash flows in any given period.

•	Our research and development efforts are costly and may not succeed.
The petroleum additives industry is subject to periodic technological change and ongoing product improvements. In order to maintain our profits and remain competitive, we must successfully develop, manufacture, and market new or improved products. As a result, we must commit substantial resources each year to research and development. Ongoing investments in research and development for future products could result in higher costs without a proportional increase in profits. Additionally, for any new product program, there is a risk of technical or market failure in which case we may not be able to develop the new commercial product needed to maintain our competitive position, or we may need to commit additional resources to new product development programs. Moreover, new products may have lower margins than the products they replace.

•	Our failure to protect our intellectual property rights could adversely affect our future performance and growth.
Protection of our proprietary processes, methods, compounds, and other technologies is important to our business. We depend upon our ability to develop and protect our intellectual property rights to distinguish our products from those of our competitors. Failure to protect our existing intellectual property rights may result in the loss of valuable technologies or having to pay other companies for infringing on their intellectual property rights. We rely on a combination of patent, trade secret, trademark, and copyright law, as well as judicial enforcement, to protect such technologies. We currently own approximately 1,100 issued and pending U.S. and foreign patents. Some of these patents are licensed to others. In addition, we have acquired the rights under patents and inventions of others through licenses or otherwise. We have developed, and may in the future develop, technologies with universities or other academic institutions, or with the use of government funding. In such cases, the academic institution or the government may retain certain rights to the developed intellectual property. We also own several hundred trademark and service mark registrations throughout the world for our marks, including NewMarket®, Afton Chemical®, Ethyl®, HiTEC®, TecGARD®, GREENBURN®, BioTEC®, Passion for Solutions®, CleanStart®, Polartech®, and mmt®, as well as pending trademark and service mark applications, including AxcelTM and 24/7 QuickResponseSM. In the event that we are unable to continue using certain of our marks, we may be forced to rebrand our products, which could result in the loss of brand recognition, and could require us to devote resources to advertise and market brands. In particular, the loss of our HiTEC® mark could have a material adverse effect on our business.
We cannot assure that the measures taken by us to protect these assets and rights will provide meaningful protection for our trade secrets or proprietary manufacturing expertise or that adequate remedies will be available in the event of an unauthorized use or disclosure of our trade secrets or manufacturing expertise. We cannot assure that any of our intellectual property rights will not be challenged, invalidated, circumvented, or rendered unenforceable. Furthermore, we cannot assure that any pending patent application filed by us will result in an issued patent, or if patents are issued to us, that those patents will provide meaningful protection against competitors or against competitive technologies. The failure of our patents or other measures to protect our processes, apparatuses, technology, trade secrets and proprietary manufacturing expertise, methods, and compounds could have an adverse effect on our results of operation, financial condition, or cash flows. We could face patent infringement claims from our competitors or others alleging that our processes or products infringe on their proprietary technologies. If we were found to be infringing on the proprietary technology of others, we may be liable for damages, and we may be required to change our processes, to redesign our products partially or completely, to pay to use the technology of others or to stop using certain technologies or producing the infringing product entirely. Even if we ultimately prevail in an infringement suit, the existence of the suit could prompt customers to switch to products that are not the subject of infringement suits. We may not prevail in any intellectual property litigation and such litigation may result in significant legal costs or otherwise impede our ability to produce and distribute key products.

•	Our business is subject to hazards common to chemical businesses, any of which could interrupt our production or our transportation systems and adversely affect our results of operation.
Our business is subject to hazards common to chemical manufacturing, storage, handling, and transportation, including explosions, fires, inclement weather, natural disasters, mechanical failure, unscheduled downtime, transportation interruptions, remediation, chemical spills, discharges or releases of toxic or hazardous substances or gases, and other risks. These hazards can cause personal injury and loss of life, severe damage to, or destruction of, property and equipment, and environmental contamination. In addition, the occurrence of material operating problems at our facilities due to any of these hazards may diminish our ability to meet our output goals. Accordingly, these hazards and their consequences could have a material adverse effect on our operations as a whole, including our results of operation or cash flows, both during and after the period of operational difficulties.

•	The occurrence or threat of extraordinary events, including domestic and international terrorist attacks may disrupt our operations, decrease demand for our products, and increase our expenses.
Chemical-related assets may be at greater risk of future terrorist attacks than other possible targets in the United States and throughout the world. Federal legislation has imposed significant new site security requirements, specifically on chemical manufacturing facilities that will increase our annual overhead expenses. Federal regulations have also been enacted to increase the security of the transportation of hazardous chemicals in the United States. Further regulations could be enacted in the future, which could result in additional costs.
The occurrence of extraordinary events, including future terrorist attacks and the outbreak or escalation of hostilities, cannot be predicted, but their occurrence can be expected to negatively affect the economy in general, and specifically the markets for our products. The resulting damage from a direct attack on our assets or assets used by us could include loss of life and property damage. In addition, available insurance coverage may not be sufficient to cover all of the damage incurred or, if available, may be prohibitively expensive.

•	Competition could adversely affect our operating results.
We face intense competition in certain of the product lines and markets in which we compete. We expect that our competitors will develop and introduce new and enhanced products, which could cause a decline in the market acceptance of certain products we manufacture. In addition, as a result of price competition, we may be compelled to reduce the prices for some of our products, which could adversely affect our margins and profitability. Competitive pressures can also result in the loss of major customers. Our inability to compete successfully could have a material adverse effect on our results of operation, financial condition, or cash flows in any given period. In addition, some of our competitors may have greater financial, technological, and other resources than we have. Some of our competitors may also be able to maintain greater operating and financial flexibility than we are able to maintain. As a result, these competitors may be able to better withstand changes in conditions within our industry, changes in the prices for raw materials, and changes in general economic conditions.

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

•	Our reliance on a small number of significant customers may have a material adverse effect on our results of operation.
Our principal customers are major multinational oil companies. The oil industry is characterized by the concentration of a few large participants as a result of consolidation. The loss of a significant customer or a material reduction in purchases by a significant customer could have a material adverse effect on our results of operation, financial condition, or cash flows.

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
In 2012, sales to customers outside of the United States accounted for over 60% of consolidated revenue. We do business in all major regions of the world, some of which do not have stable economies or governments. In particular, we sell and market products in countries experiencing political and/or economic instability in the Middle East, Asia Pacific, Europe, and Latin America. Our international operations are subject to international business risks, including unsettled political conditions, expropriation, import and export restrictions, increases in royalties, exchange controls, national and regional labor strikes, taxes, government royalties, inflationary or unstable economies and currency exchange rate fluctuations, and changes in laws and policies governing operations of foreign-based companies (such as restrictions on repatriation of earnings or proceeds from liquidated assets of foreign subsidiaries). The occurrence of any one or a combination of these factors may increase our costs or have other adverse effects on our business.

•
We have a substantial amount of indebtedness and our ability to repay or service our indebtedness will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures and research and development efforts will depend on our ability to generate cash from operations in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control.
We cannot guarantee that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the revolving credit facility in an amount sufficient to enable us to repay our debt, service our indebtedness, or to fund other liquidity needs. Furthermore, although substantially all of our business is conducted through our subsidiaries, we cannot guarantee that our subsidiaries will be able to distribute funds to us for that purpose.
We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot guarantee that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

•	We are exposed to fluctuations in foreign exchange rates, which may adversely affect our results of operation.
We conduct our business in the local currency of many of the countries in which we operate. The financial condition and results of operation of our foreign operating subsidiaries are reported in the relevant local currency and then translated to U.S. Dollars at the applicable currency exchange rate for inclusion in our consolidated financial statements. Changes in exchange rates between these foreign currencies and the U.S. Dollar will affect the recorded levels of our assets and liabilities, as well as our revenues, costs, and operating margins. The primary foreign currencies in which we have exchange rate fluctuation exposure are the European Union Euro, British Pound Sterling, Japanese Yen, and Canadian Dollar. Exchange rates between these currencies and the U.S. Dollar have fluctuated significantly in recent years and may do so in the future.

•	An information technology system failure may adversely affect our business.
We rely on information technology systems to transact our business. An information technology system failure due to computer viruses, internal or external security breaches, power interruptions, hardware failures, fire, natural disasters, human error, or other causes could disrupt our operations and prevent us from being able to process transactions with our customers, operate our manufacturing facilities, and properly report those transactions in a timely manner. A significant, protracted information technology system failure may result in a material adverse effect on our results of operation, financial condition, or cash flows.

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
New laws and regulations, including climate change regulations, may be introduced in the future that could result in additional compliance costs, seizures, confiscation, recall, or monetary fines, any of which could prevent or inhibit the development, distribution, and sale of our products. If we fail to comply with applicable laws and regulations, we may be subject to civil remedies, including fines, injunctions, and recalls or seizures, any of which could have an adverse effect on our results of operation, financial condition, or cash flows.
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
We are involved in numerous administrative and legal proceedings that result from, and are incidental to, the conduct of our business. From time to time, these proceedings involve environmental, product liability, TEL, premises asbestos liability, and other matters. See Item 3, “Legal Proceedings.” We have insurance coverage that we believe would be available to mitigate potential damages in many of these proceedings. However, there is no assurance that our available insurance will cover these claims, that our insurers will not challenge coverage for certain claims, or that final damage awards will not exceed our available insurance coverage. Any of the foregoing could have a material adverse effect on our results of operation, financial condition, or cash flows.

•	Environmental matters could have a substantial negative impact on our results of operation.
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
In addition, these requirements, and the enforcement or interpretation of these requirements, may become more stringent in the future. Although we cannot predict the ultimate cost of compliance with any such requirements, the costs could be material. Noncompliance could subject us to material liabilities, such as government fines, damages arising from third-party lawsuits, or the suspension and potential cessation of noncompliant operations. We may also be required to make significant site or operational modifications at substantial cost. Future developments could also restrict or eliminate the use of or require us to make modifications to our products, which could have an adverse effect on our results of operation, financial condition, or cash flows.
At any given time, we are involved in claims, litigation, administrative proceedings, and investigations of various types in a number of jurisdictions involving potential environmental liabilities, including clean-up costs associated with waste disposal sites, natural resource damages, property damage, and personal injury. We cannot assure that the resolution of these environmental matters will not have an adverse effect on our results of operation, financial condition, or cash flows.
There may be environmental problems associated with our properties of which we are unaware. Some of our properties contain, or may have contained in the past, on-site facilities or underground tanks for the storage of chemicals, hazardous materials, and waste products that could create a potential for release of hazardous substances or contamination of the environment. The discovery of environmental liabilities attached to our properties could have a material adverse effect on our results of operation, financial condition, or cash flows even if we did not create or cause the problem.
We may also face liability arising from current or future claims alleging personal injury, product liability, property damage due to exposure to chemicals or other hazardous substances, such as premises asbestos, at or from our facilities. We may also face liability for personal injury, product liability, property damage, natural resource damage, or clean-up costs for the alleged migration of contaminants or hazardous substances from our facilities or for future accidents or spills. A significant increase in the number or success of these claims could adversely affect our results of operation, financial condition, or cash flows. For further discussion of some related claims, see Item 1, “Business—Environmental.”
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
Within the United States, we are subject to the federal, state, and local environmental laws under which we may be designated as a PRP. As a PRP, we may be liable for a share of the costs associated with cleaning up hazardous waste sites, such as a landfill to which we may have sent waste.
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
Our revolving credit facility and senior notes contain restrictive covenants. These covenants may constrain our activities and limit our operational and financial flexibility. The failure to comply with these covenants could result in an event of default, which, if not cured or waived, could have a material adverse effect on our business, results of operation, financial condition, or cash flows.

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
Our landlord and financing activities may subject us to the following risks:

•
We may incur costs associated with our landlord activities that exceed our expectations and result in the Foundry Park I operations materially negatively impacting our results of operation for our real estate development segment; and

•	we may incur losses, which could be material, under the Goldman Sachs interest rate swap agreement. See Note 16 for further information on the interest rate swap.

•	We may not be able to complete future acquisitions or successfully integrate future acquisitions into our business, which could result in unanticipated expenses and losses.
As part of our business growth strategy, we intend to pursue acquisitions. Our ability to implement this component of our growth strategy will be limited by our ability to identify appropriate acquisition or joint venture candidates and our financial resources, including available cash and borrowing capacity. The expense incurred in completing acquisitions or entering into joint ventures, the time it takes to integrate an acquisition, or our failure to integrate businesses successfully, could result in unanticipated expenses and losses. Furthermore, we may not be able to realize any of the anticipated benefits from acquisitions or joint ventures.
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
External factors beyond our control, such as timing of customer orders, product shipment dates, and other factors can cause shifts in net sales and income from quarter to quarter. These external factors can magnify the impact of industry cycles. As a result, our results of operation and cash flows may fluctuate significantly on a quarter-to-quarter basis, and gauging trends in our business may be impaired.

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
Our principal operating properties are shown below. Unless indicated, we own the research, development, and testing facilities, as well as the manufacturing and distribution properties, which primarily support the petroleum additives business segment.

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
NewMarket Development manages the property that we own on a site in Richmond, Virginia consisting of approximately 60 acres. We have our corporate offices on this site, as well as a research and testing facility, the office complex we constructed for Foundry Park I, and several acres dedicated to other uses. We are currently exploring various development opportunities for portions of the property as the demand warrants. This effort is ongoing in nature, and we have no specific timeline for any future developments.
In January 2007, Foundry Park I entered into a Deed of Lease Agreement with MeadWestvaco under which it is leasing the office building which we constructed on approximately three acres in Richmond, Virginia. This property is part of our real estate segment.
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
While it is not possible to predict or determine with certainty the outcome of any legal proceeding, we believe the outcome of any of these proceedings, or all of them combined, will not result in a material adverse effect on our consolidated results of operation, financial condition, or cash flows.
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
Our common stock, with no par value, has traded on the New York Stock Exchange (NYSE) under the symbol “NEU” since June 21, 2004 when we became the parent holding company of Ethyl, Afton, NewMarket Services, NewMarket Development, and their subsidiaries. We had 2,649 shareholders of record at January 31, 2013.
On July 21, 2010, our Board of Directors approved a share repurchase program authorizing management to repurchase up to $200 million of NewMarket's outstanding common stock until December 31, 2012, as market conditions warranted and covenants under our existing agreements permitted. We could conduct the share repurchases in the open market and in privately negotiated transactions. The repurchase program did not require NewMarket to acquire any specific number of shares and could be terminated or suspended at any time. The 2010 repurchase program was terminated on July 17, 2012. It had approximately $60 million of unused repurchase capacity.
On July 17, 2012, our Board of Directors approved a new share repurchase program authorizing management to repurchase up to $250 million of NewMarket’s outstanding common stock until December 31, 2014, as market conditions warrant and covenants under our existing agreements permit. We may conduct the share repurchases in the open market and in privately negotiated transactions. The repurchase program does not require NewMarket to acquire any specific number of shares and may be terminated or suspended at any time. At December 31, 2012, $250 million remained available under the 2012 authorization. There were no purchases during the fourth quarter 2012 under this authorization.
As shown in the table below, cash dividends declared and paid totaled $28.00 per share for the twelve months ended December 31, 2012 and $2.39 per share for the twelve months ended December 31, 2011. The dividend of $25.00 declared on October 25, 2012 was a special dividend.

Year	Date Declared	Date Paid	Per Share Amount
2012	February 23, 2012	April 2, 2012	$0.75
	April 26, 2012	July 2, 2012	0.75
	July 17, 2012	October 1, 2012	0.75
	October 25, 2012	November 27, 2012	25.00
	October 25, 2012	December 21, 2012	0.75

2011	February 17, 2011	April 1, 2011	0.44
	April 20, 2011	July 1, 2011	0.60
	July 21, 2011	October 1, 2011	0.60
	October 27, 2011	January 1, 2012	0.75
The declaration and payment of dividends is subject to the discretion of our Board of Directors. Future dividends will depend on various factors, including our financial condition, earnings, cash requirements, legal requirements, restrictions in agreements governing our outstanding indebtedness, and other factors deemed relevant by our Board of Directors.

The following table shows the high and low prices of our common stock on the NYSE for each of the last eight quarters.

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$220.85	$234.62	$260.66	$283.48
Low	172.50	181.28	215.63	232.41

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$160.89	$190.76	$180.39	$204.92
Low	118.83	149.12	135.01	140.46

The performance graph showing the five-year cumulative total return on our common stock as compared to chemical companies in the S&P 1500 Specialty Chemicals Index and the S&P 500 is shown below. The graph assumes $100 invested on the last day of December 2007. Dividends are assumed to be reinvested quarterly.
Performance Graph
Comparison of Five-Year Cumulative Total Return
Performance Through December 31, 2012

ITEM 6.    SELECTED FINANCIAL DATA
NewMarket Corporation and Subsidiaries
Five Year Summary

	Years Ended December 31,
(in thousands, except per-share amounts)	2012	2011	2010	2009	2008
Results of operation
Revenue	$2,223,309	$2,149,558	$1,797,392	$1,530,122	$1,617,431
Costs and expenses	1,857,833	1,847,629	1,510,088	1,267,834	1,501,071
Special item income, net (1)	0	38,656	0	0	0
Operating profit	365,476	340,585	287,304	262,288	116,360
Interest and financing expenses, net	10,815	18,820	17,261	11,716	12,046
Loss on early extinguishment of debt (2)	9,932	0	0	0	0
Other (expense) income, net (3)	(3,338)	(18,048)	(10,047)	(11,196)	1,012
Income before income tax expense	341,391	303,717	259,996	239,376	105,326
Income tax expense	101,798	96,810	82,871	77,093	32,099
Net income	$239,593	$206,907	$177,125	$162,283	$73,227
Financial position and other data
Total assets	$1,257,510	$1,191,662	$1,062,741	$1,025,192	$811,452
Operations:
Working capital	$518,824	$463,707	$396,388	$405,087	$310,265
Current ratio	3.39 to 1	3.15 to 1	2.92 to 1	3.05 to 1	3.28 to 1
Depreciation and amortization	$43,389	$43,352	$39,134	$32,820	$28,968
Capital expenditures	$38,753	$53,515	$36,406	$89,133	$74,619
Gross profit as a % of revenue	28.7	26.0	28.7	30.3	19.4
Research, development, and testing expenses (4)	$117,845	$105,496	$91,188	$86,072	$81,752
Total debt	$428,789	$243,567	$221,913	$250,081	$237,162
Common stock and other shareholders’ equity	$402,205	$549,593	$491,640	$458,185	$291,123
Total debt as a % of total capitalization (debt plus equity)	51.6	30.7	31.1	35.3	44.9
Net income as a % of average shareholders’ equity	50.3	39.7	37.3	43.3	24.1
Common stock
Basic earnings per share	$17.85	$15.10	$12.12	$10.67	$4.77
Diluted earnings per share	$17.85	$15.09	$12.09	$10.65	$4.75
Equity per share	$29.98	$41.00	$35.03	$30.12	$19.15
Cash dividends declared per share (5)	$28.00	$2.39	$1.565	$1.075	$0.80

Notes to the Five Year Summary

(1)	Special item income, net was $38.7 million in 2011 and represented the gain on the legal settlement with Innospec Inc.

(2)
In March 2012, we entered into a $650 million five-year unsecured revolving credit facility which replaced our previous $300 million unsecured revolving credit facility. In April 2012, we used a portion of this new credit facility to fund the early redemption of all of our outstanding 7.125% senior notes due 2016 (7.125% senior notes), representing an aggregate principal amount of $150 million. In May 2012, we used a portion of the new credit facility to repay the outstanding principal amount on the Foundry Park I, LLC mortgage loan agreement (mortgage loan). As a result, we recognized a loss on early extinguishment of debt of $9.9 million from accelerated amortization of financing fees associated with the prior revolving credit facility, the 7.125% senior notes, and the mortgage loan, as well as costs associated with redeeming the 7.125% senior notes prior to maturity.

(3)
Other (expense) income, net in 2012, 2011, 2010, and 2009 included the losses on the Goldman Sachs interest rate swap. The loss on the interest rate swap was $5.3 million for the year ended December 31, 2012; $17.5 million for the year ended December 31, 2011; $10.3 million for the year ended December 31, 2010; and $11.4 million for the year ended December 31, 2009. We are not using hedge accounting to record the interest rate swap, and accordingly, any change in the fair value is immediately recognized in earnings.

(4)
Of the total research, development, and testing expenses, the portion related to new products and processes was $55 million in 2012, $51 million in 2011, $45 million in 2010, $46 million in 2009, and $44 million in 2008.

(5)	Cash dividends declared per share for 2012 include a special dividend of $25 per share.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
Forward-Looking Statements
The following discussion, as well as other discussions in this Annual Report on Form 10-K, contains forward-looking statements about future events and expectations within the meaning of the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements on our current expectations and projections about future results. When we use words in this document such as “anticipates,” “intends,” “plans,” “believes,” “estimates,” "projects," “expects,” “should,” “could,” “may,” “will,” and similar expressions, we do so to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements we make regarding future prospects of growth in the petroleum additives market, other trends in the petroleum additives market, our ability to maintain or increase our market share, and our future capital expenditure levels.
We believe our forward-looking statements are based on reasonable expectations and assumptions, within the bounds of what we know about our business and operations. However, we offer no assurance that actual results will not differ materially from our expectations due to uncertainties and factors that are difficult to predict and beyond our control.
Factors that could cause actual results to differ materially from expectations include, but are not limited to, availability of raw materials and transportation systems; supply disruptions at single-sourced facilities; ability to respond effectively to technological changes in our industry; failure to protect our intellectual property rights; hazards common to chemical businesses; occurrence or threat of extraordinary events, including natural disasters and terrorist attacks; competition from other manufacturers; sudden or sharp raw materials price increases; gain or loss of significant customers; risks related to operating outside of the United States; the impact of fluctuations in foreign exchange rates; political, economic, and regulatory factors concerning our products; future governmental regulation; resolution of environmental liabilities or legal proceedings; and inability to complete future acquisitions or successfully integrate future acquisitions into our business. In addition, certain risk factors are also discussed in Item 1A, “Risk Factors.”
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

OVERVIEW
Operations for 2012 resulted in another record setting year. Net sales, as well as operating profit, improved over 2011 levels. During 2012, we paid dividends of $28 per share, including a special dividend of $25 per share. Our cash flows from operations were a strong $273 million, and our working capital position improved almost 12% from December 31, 2011.
During 2012, we made some significant changes to our debt structure. In March 2012, we entered into a new $650 million five-year, unsecured revolving credit facility, which replaced our previous $300 million unsecured revolving credit facility. The new credit facility provides us with low cost of borrowing and increased operating flexibility. In April 2012, we used funds available under the new $650 million revolving credit facility to redeem all of our outstanding 7.125% senior notes in the aggregate principal amount of $150 million. In May 2012, we paid off the outstanding balance of the Foundry Park I mortgage loan agreement. In December 2012, we issued senior notes of $350 million aggregate principal amount at 4.10%, which are due in 2022. These notes, whose proceeds were used to fund the $25 special dividend, provide long-term debt capital, and along with the new revolving credit facility, provide flexibility in implementing our long-term strategic plan.

RESULTS OF OPERATION
Revenue
Our consolidated revenue for 2012 amounted to $2.2 billion, an increase of 3% from $2.1 billion in 2011. The increase of $352 million between 2011 and 2010 was 20%.
Net sales to one customer of our petroleum additives segment exceeded 10% of consolidated revenue in 2012, 2011, and 2010. Sales to Shell amounted to $252 million (11% of consolidated revenue) in 2012, $246 million (11% of consolidated revenue) in 2011, and $217 million (12% of consolidated revenue) in 2010. These sales represent a wide range of products sold to this customer in multiple regions of the world.
No other single customer accounted for 10% or more of our total revenue in 2012, 2011, or 2010.
The following table shows revenue by segment and product line for each of the last three years.

	Years Ended December 31,
(in millions)	2012	2011	2010
Petroleum additives
Lubricant additives	$1,750	$1,685	$1,412
Fuel additives	451	442	362
Total	2,201	2,127	1,774
Real estate development	11	11	11
All other	11	12	12
Consolidated revenue	$2,223	$2,150	$1,797
Petroleum Additives - The primary regions in which we operate include North America, Latin America, Asia Pacific, and the Europe/Middle East/Africa/India (EMEAI) regions. The percentage of revenue being generated from these regions has remained fairly consistent over the past three years, with some limited fluctuation due to various factors, including economic downturns. North America represents approximately 40% of our petroleum additives revenues, while EMEAI represents about 30%. Asia Pacific contributes approximately 20% and Latin America represents almost 10%. The EMEAI percentage has decreased slightly over the three-year period due partially to economic conditions in the countries comprising the EMEAI region and the normal fluctuations in foreign exchange rates. The percentages of the other regions have increased slightly over the past three years. As shown in the table above, the percentage of lubricant additives sales and fuel additives sales has remained substantially consistent over the past three years. The discussion below provides further detail on revenue in our petroleum additives segment for 2012, 2011, and 2010.
Petroleum additives net sales for 2012 of $2.2 billion were approximately 3.5% higher than 2011 levels, with increases in all regions except the EMEAI region, which was approximately 5% lower in 2012 than 2011. The increase between the two years primarily resulted from higher selling prices, offset by an unfavorable foreign exchange impact. While product shipments decreased 1.5% in 2012 from 2011 levels, the volume impact on net sales was slightly favorable when comparing the two years due to changes in the mix of products sold during 2012, as we sold more higher priced lubricant additive products. The lower product shipments were across both the lubricant and fuel additive product lines. We have experienced some impact from economic downturns in different countries, including those in the EMEAI region, but those impacts have been essentially offset by the other favorable factors discussed above. When comparing the two years, the U.S. Dollar strengthened against the major currencies in which we conduct business, including the European Union Euro and British Pound Sterling, resulting in an unfavorable foreign currency impact on revenue.
Net sales in 2011 of $2.1 billion were $353 million or 20% higher than 2010 net sales of $1.8 billion, with increases across all regions in which we operate when comparing 2011 to 2010. The increase between the two years primarily resulted from higher selling prices, as well as higher product shipments and a favorable impact from foreign currency. Product shipments increased 6.0% in 2011 from 2010 levels, reflecting higher shipments across both the lubricant and fuel additive product lines. Shipments were higher in all regions, except for the EMEAI region, which was approximately 1% lower. The higher product shipments included a benefit to revenue resulting from increased shipments of certain higher priced products. When comparing the two years, the U.S. Dollar weakened against the major currencies in which we conduct business, including the European Union Euro, British Pound Sterling, and Japanese Yen, resulting in a favorable foreign currency impact on revenue.
The approximate components of the petroleum additives increase in net sales of $74 million when comparing 2012 to 2011 and $353 million when comparing 2011 to 2010 are shown below in millions.

Net sales for year ended December 31, 2010	$1,774
Lubricant additives shipments	101
Fuel additives shipments	44
Selling prices, including changes in customer mix	175
Foreign currency impact, net	33
Net sales for year ended December 31, 2011	2,127
Lubricant additives shipments	11
Fuel additives shipments	(9)
Selling prices, including changes in customer mix	106
Foreign currency impact, net	(34)
Net sales for year ended December 31, 2012	$2,201
Real Estate Development Segment - The revenue of $11 million for the real estate development segment for 2012, 2011, and 2010 represents the rental of the office building, which was constructed by Foundry Park I. The building was completed in late 2009, and we began recognizing rental revenue in January 2010.
All Other - The “All other” category includes the operations of the TEL business, as well as certain contract manufacturing performed by Ethyl.
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
The table below reports segment operating profit for the last three years.

	Years Ended December 31,
(in millions)	2012	2011	2010
Petroleum additives	$372	$348	$299
Real estate development	$7	$7	$7
All other	$6	$3	$3
Petroleum Additives - The 2011 operating profit in the petroleum additives segment includes a net gain of $39 million related to the Innospec settlement, which is discussed further in Note 24.
Including the gain related to the Innospec settlement, petroleum additives operating profit improved $24 million when comparing 2012 to 2011 and $49 million when comparing 2011 to 2010. The increase in profitability for each comparison period was across both of our major product lines, lubricant additives and fuel additives. The operating profit margin was 16.9% in 2012, 16.4% in 2011, and 16.9% in 2010. These margins are consistent with our current expectations of the performance of our business over the long-term.

Gross profit results, which do not include the gain from the Innospec settlement, were favorable $75 million when comparing 2012 and 2011 and $43 million when comparing 2011 and 2010. Cost of sales as a percentage of revenue has remained fairly consistent over the last three years at 72% in 2012, 74% in 2011, and 72% in 2010.
When comparing 2012 and 2011, total product shipments decreased 1.5% as discussed above in the Revenue section. Nonetheless, selling increased volumes of higher-valued products contributed approximately 36% of the improvement in gross profit between 2012 and 2011. The remaining improvement in gross profit between 2012 and 2011 was due to favorable comparisons on selling prices which contributed approximately 50%. Raw material costs were also favorable, while manufacturing conversion costs were unfavorable.
Both product shipments and selling prices were significantly higher when comparing 2011 and 2010. The favorable impact from the increase in shipments represented approximately 87% of the increase in gross profit in 2011 over 2010 levels. While selling prices were significantly higher when comparing the two years, the impact from the higher selling prices was substantially offset by unfavorable raw material costs and unfavorable manufacturing conversion costs.
Selling, general, and administrative expenses (SG&A) as a percentage of revenue was 6% in each of 2012, 2011, and 2010. Our SG&A costs are mainly personnel-related and include salaries, benefits and other costs associated with our workforce. SG&A in 2012 was $400 thousand, or 0.3%, higher than 2011 levels and would have been significantly higher in 2012 except for favorable foreign currency impacts, while 2011 was approximately $18 million, or 16%, higher as compared to 2010. In addition to the personnel-related impacts, professional fees were lower in 2012 compared to 2011, but higher in 2011 than in 2010.
As a percentage of revenue, research, development, and testing expenses (R&D) was 5% in each of 2012, 2011, and 2010. Our approach to R&D is one of purposeful spending on programs to support our current product base and to ensure that we develop products to support our customers programs in the future. Most R&D is incurred in the United States and in the United Kingdom, with almost 80% of total R&D being attributable to the North America and EMEAI regions. All expenses for new product development are incurred in the United States and the United Kingdom. The remaining near 20% of R&D is attributable to the Asia Pacific and Latin America regions and represents customer technology support services in those regions. R&D includes personnel-related costs, as well as the costs of performing the tests that are required to demonstrate the efficacy of our products. All of our R&D is related to the petroleum additives segment. When comparing 2012 with 2011, R&D increased approximately $12 million, while when comparing 2011 with 2010, R&D increased approximately $14 million. The increase of $12 million in 2012 was substantially for the lubricant additives product line and included efforts to support the development of additives that meet new standards and to expand into new product solution areas. The increase of $14 million in 2011 from 2010 levels was also predominantly for the lubricant additives product line and included increased costs due to the 2010 acquisition of Polartech, as well as ongoing efforts in the development of products to meet current standards. R&D related to new products and processes was $55 million in 2012, $51 million in 2011, and $45 million in 2010.
As a global company, SG&A and R&D include the impact of exchange rate differences. During 2012, as compared to 2011, the U.S. Dollar strengthened against the other major currencies in which we conduct business, primarily the Euro. Conversely, in 2011 the U.S. Dollar weakened against those same currencies. When the U.S. Dollar strengthens, costs, such as SG&A and R&D, incurred in foreign currencies reflect a favorable currency impact. The opposite is true when the U.S. Dollar weakens against the primary currencies in which we do business. Had all currencies remained the same in 2012 as in 2011, both SG&A and R&D would have been more unfavorable as compared to 2011. The comparison period between 2011 and 2010 would have been less unfavorable.
The following discussion references certain captions on the Consolidated Statements of Income.
Interest and Financing Expenses
Interest and financing expenses were $11 million in 2012, $19 million in 2011, and $17 million in 2010. The decrease in interest and financing expenses between 2012 and 2011 resulted from both a lower average interest rate and lower average outstanding debt. The lower average rate contributed $6 million of the difference, while the lower average outstanding debt resulted in a $3 million decrease in interest and financing expenses between 2012 and 2011. Fees and amortization increased $1 million in 2012 over 2011.

The increase in interest and financing expenses between 2011 and 2010 was primarily due to higher average outstanding debt reflecting higher borrowings on the revolving credit facility, which was partially offset by a lower average interest rate during 2011. The increase in debt between 2011 and 2010 contributed $3 million to the increase, with an offsetting $1 million decrease due to the lower average interest rate.
Loss on Early Extinguishment of Debt
We recorded a loss on the early extinguishment of debt of $9.9 million in 2012. The loss resulted from the recognition of $0.6 million of unamortized deferred financing costs on our previous revolving credit facility, $5.3 million from the early redemption premium on the 7.125% senior notes, $3.2 million of unamortized deferred financing costs on the 7.125% senior notes, and $0.8 million from unamortized deferred financing costs on the mortgage loan. Of the total loss on early extinguishment of debt, approximately $5.3 million was a cash payment. The remaining amounts were a noncash charge.
Other Expense, Net
Other expense, net was $3 million in 2012, $18 million in 2011, and $10 million in 2010. The 2012 amount includes a gain of $2 million related to the sale of common stock that was received in September 2011 as part of the legal settlement with Innospec, which is discussed further in Note 24. The 2011 amount includes $1 million of expense related to the consents we obtained in January 2011 from the holders of the 7.125% senior notes to modify the formula for calculating the capacity under the 7.125% senior notes to make certain restricted payments. The remaining amounts for 2012, 2011, and 2010 primarily represent the loss on an interest rate swap which is recorded at fair value. See Note 16 for additional information on the interest rate swap.
Income Tax Expense
Income tax expense was $102 million in 2012, $97 million in 2011, and $83 million in 2010. The effective tax rate was 29.8% in 2012 and 31.9% in both 2011 and 2010. The effective income tax rates for each year include the benefit of higher income in foreign jurisdictions with lower tax rates, as well as a substantial benefit from the domestic manufacturing tax deduction. A benefit from the R&D tax credit is included for 2011 and 2010. However, the R&D tax credit was not available for 2012, as the credit for 2012 was not signed into law until January 2013. The tax rate for 2012 includes a substantial tax benefit related to the special dividend of $25 per share which was paid in December 2012. See Note 22 for further details on income taxes.
The increase in income before income tax expense between 2012 and 2011 resulted in an increase of $12 million in income tax expense. This was partially offset by a reduction in income tax expense of $7 million due to the lower effective tax rate in 2012 compared to 2011.
The increase in income before income tax expense between 2010 and 2011 resulted in the entire increase in income tax expense of $14 million.
Our deferred taxes are in a net asset position. Based on current forecasted operating plans and historical profitability, we believe that we will recover nearly the full benefit of our deferred tax assets and have, therefore, only recorded an immaterial valuation allowance at a foreign subsidiary.

CASH FLOWS DISCUSSION
We generated cash from operating activities of $273 million in 2012, $185 million in 2011, and $164 million in 2010.
During 2012, we used the $273 million cash generated from operations, along with $349 million from the issuance of the 4.10% senior notes, $53 million of borrowings under our revolving credit facility, and $6 million in proceeds from the sale of Innospec common stock to fund $376 million in dividend payments (including $335 million of a special dividend payment), redeem $150 million of the 7.125% senior notes, pay in full $64 million on the mortgage loan, and fund $39 million of capital expenditures. In addition, we made a net deposit of $2 million and a net settlement of $5 million related to the Goldman Sachs interest rate swap and funded $6 million for debt issuance costs. Further information on the Goldman Sachs interest rate swap is in Note 16. These items, including a favorable fluctuation in foreign currency rates of $2 million, resulted in an increase of $39 million in cash and cash equivalents. Cash flows from operating activities included a decrease of $14 million resulting from higher working capital requirements, as well as payments of $32 million for our pension and postretirement plans.
During 2011, we used the cash provided by operating activities of $185 million, along with $18 million of borrowings under our revolving credit facility and an additional $7 million of borrowings under foreign lines of credit to fund $54 million in capital expenditures, $98 million in repurchases of our common stock, and $33 million in dividend payments. In addition, we made a net deposit of $13 million and a net settlement payment of $5 million related to the Goldman Sachs interest rate swap, and funded $3 million for debt issuance costs. These cash flows, including an unfavorable foreign exchange impact of $1 million, resulted in an increase in cash and cash equivalents of $1 million. Cash flows from operating activities included a decrease of $62 million resulting from higher working capital requirements and payments of $31 million for our pension and postretirement plans, as well as $25 million proceeds from a legal settlement.
During 2010, we utilized the $164 million of cash generated from operations and $152 million of cash on hand, along with the borrowing of $68 million under the mortgage loan for Foundry Park I and $4 million under the revolving credit facility to fund several key initiatives. These initiatives included repaying the Foundry Park I construction loan of $99 million. We also funded the acquisition of Polartech for $41 million, funded capital expenditures of $36 million, repurchased $122 million of our common stock, paid $23 million of dividends on our common stock, made a net deposit of $8 million and a net settlement payment of $2 million related to the Goldman Sachs interest rate swap, and paid $4 million for debt issuance costs. These cash flows included an unfavorable foreign currency impact on cash of $2 million. Cash flows from operating activities included a decrease of $63 million resulting from higher working capital requirements and payments of $22 million for our pension and postretirement plans.
We expect that cash from operations, together with borrowing available under our senior credit facility, will continue to be sufficient to cover our operating expenses and planned capital expenditures for at least the next twelve months.

FINANCIAL POSITION AND LIQUIDITY
Cash
At December 31, 2012, we had cash and cash equivalents of $89 million as compared to $50 million at the end of 2011.
At both December 31, 2012 and December 31, 2011, we had a book overdraft for some of our disbursement cash accounts. A book overdraft represents disbursements that have not cleared the bank accounts at the end of the reporting period. We transfer cash on an as-needed basis to fund these items as they clear the bank in subsequent periods.
Our cash and cash equivalents held by our foreign subsidiaries amounted to approximately $80 million at December 31, 2012 and $45 million at December 31, 2011. A significant amount, but not all, of these foreign cash balances are associated with earnings that we have asserted are indefinitely reinvested. We plan to use these indefinitely reinvested earnings to support growth outside of the United States through funding of operating expenses, research and development expenses, capital expenditures, and other cash needs of our foreign subsidiaries. Periodically, we repatriate cash from our foreign subsidiaries to the United States through intercompany dividends. These intercompany dividends are paid only by subsidiaries whose earnings we have not asserted are indefinitely reinvested or whose earnings qualify as previously taxed income, as defined by the Internal Revenue Code. If circumstances were to change that would cause these indefinitely reinvested earnings to be repatriated, an incremental U.S. tax liability would be incurred. As part of our foreign subsidiary repatriation activities, we received cash dividends of $8 million for 2012, $30 million for 2011, and $53 million for 2010.
Debt
4.10% Senior Notes - On December 20, 2012, we issued $350 million aggregate principal amount of 4.10% senior notes due 2022 (4.10% senior notes) at an issue price of 99.83%. The 4.10% senior notes are senior unsecured obligations and are jointly and severally guaranteed on a senior unsecured basis by all existing and future domestic subsidiaries that guarantee our obligations under the revolving credit facility or any of our other indebtedness. We incurred financing costs in 2012 of approximately $5 million related to the 4.10% senior notes, which are being amortized over the term of the agreement.

The 4.10% senior notes and the subsidiary guarantees rank:

•	equal in right of payment with all of our and the guarantors' existing and future senior unsecured indebtedness; and

•	senior in right of payment to any of our and the guarantors’ future subordinated indebtedness.
The indenture governing the 4.10% senior notes contains covenants that, among other things, limit our ability and the ability of our subsidiaries to:

•	create or permit to exist liens;

•	enter into sale-leaseback transactions;

•	incur additional guarantees; and

•	sell all or substantially all of our assets or consolidate or merge with or into other companies.
We were in compliance with all covenants under the indenture governing the 4.10% senior notes as of December 31, 2012.
We intend to begin the process to register these securities with the SEC during the first quarter of 2013 and will provide financial information regarding the guarantors of senior notes in accordance with securities regulations.
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
We paid financing costs in 2012 of approximately $2.4 million related to this revolving credit facility and carried over deferred financing costs from our previous revolving credit facility of approximately $1.8 million, resulting in total deferred financing costs of $4.2 million, which we are amortizing over the term of the Credit Agreement. We recognized expense of $0.6 million related to the unamortized deferred financing costs on our previous revolving credit facility as part of the loss on early extinguishment of debt.
The obligations under the Credit Agreement are unsecured and are fully guaranteed by NewMarket and the subsidiary guarantors. The revolving credit facility matures on March 14, 2017.
Borrowings made under the revolving credit facility bear interest at an annual rate equal to, at our election, either (1) the Alternate Base Rate (ABR) plus the Applicable Rate (solely in the case of loans denominated in U.S. dollars to NewMarket) or (2) the Adjusted LIBO Rate plus the Applicable Rate. ABR is the greatest of (i) the rate of interest publicly announced by the Administrative Agent as its prime rate, (ii) the federal funds effective rate plus 0.5%, or (iii) the Adjusted LIBO Rate for a one month interest period plus 1%. The Adjusted LIBO Rate means the rate at which Eurocurrency deposits in the London interbank market for certain periods (as selected by NewMarket) are quoted, as adjusted for statutory reserve requirements for Eurocurrency liabilities and other applicable mandatory costs. Depending on our consolidated Leverage Ratio, the Applicable Rate ranges from 0.50% to 1.00% for loans bearing interest based on the ABR and from 1.50% to 2.00% for loans bearing interest based on the Adjusted LIBO Rate. At December 31, 2012, the Applicable Rate was 0.50% for loans bearing interest based on the ABR and 1.50% for loans bearing interest based on the Adjusted LIBO Rate.
The Credit Agreement contains financial covenants that require NewMarket to maintain a consolidated Leverage Ratio (as defined in the Credit Agreement) of no more than 3.00 to 1.00 and a consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of no less than 3.00 to 1.00, calculated on a rolling four quarter basis, as of the end of each fiscal quarter ending on and after March 31, 2012. At December 31, 2012, the Leverage Ratio was 1.11 and the Interest Coverage Ratio was 32.44.
We were in compliance with all covenants under our revolving credit facilities at December 31, 2012 and at December 31, 2011.

The following table provides information related to the unused portion of our revolving credit facility in effect at December 31, 2012 and December 31, 2011.

	December 31,
(in millions)	2012	2011
Maximum borrowing capacity under the revolving credit facilities	$650.0	$300.0
Outstanding borrowings under the revolving credit facilities	75.0	22.0
Outstanding letters of credit	3.1	6.1
Unused portion of revolving credit facilities	$571.9	$271.9
For further information on the outstanding letters of credit, see Note 18. The average interest rate for borrowings under our revolving credit facilities was 1.84% during 2012 and 2.90% during 2011. At December 31, 2012, the average interest rate on outstanding borrowings was 2.07%.
7.125% Senior Notes – On March 15, 2012, at our request, Wells Fargo Bank, N.A., as trustee, issued a notice of redemption for all of our outstanding 7.125% senior notes due 2016, representing an aggregate principal amount of $150 million. Under the indenture governing the 7.125% senior notes, the redemption price was 103.563% of the outstanding aggregate principal amount, plus accrued and unpaid interest to the redemption date. Subsequently, on April 16, 2012, all of the 7.125% senior notes were redeemed. We used borrowings under our revolving credit facility to finance the redemption. We recognized total expenses of approximately $8.5 million in 2012 related to the early redemption of the 7.125% senior notes.
We were in compliance with all covenants under the indenture governing the 7.125% senior notes as of December 31, 2011.
Foundry Park I Mortgage Loan – On May 1, 2012, we paid in full the outstanding principal amount on the mortgage loan. No prepayment penalty was incurred. We used borrowings under our revolving credit facility to finance the payment. Concurrently with the payoff of the mortgage loan, the interest rate swap associated with the mortgage loan also terminated. See Note 16 for information on the interest rate swap. Upon the payoff of the mortgage loan, we recognized expense of approximately $0.8 million related to the unamortized financing costs on the mortgage loan.
Other Borrowings - One of our subsidiaries in India has a short-term line of credit of 110 million rupees for working capital purposes. The average interest rate was approximately 11.3% during 2012 and 10.8% during 2011. At December 31, 2012 the interest rate was 10.8%. The outstanding balance on the India line of credit of $1.9 million (105 million rupees) at December 31, 2012 is due during 2013.
Another subsidiary in China has a short-term line of credit of $10 million with an outstanding balance of $2.5 million at December 31, 2012. The average interest rate was approximately 2.9% during 2012 and 2.3% during 2011. At December 31, 2012 the interest rate was 2.8%. The outstanding balance on the China line of credit is due during 2013.
***
We had combined current and noncurrent long-term debt of $429 million at December 31, 2012 and $244 million at December 31, 2011. The increase in debt resulted from an increase in senior notes outstanding of $200 million and additional borrowings of $53 million on the revolving credit facility. These amounts were partially offset by payoff of the mortgage loan of $64 million and a reduction of $4 million under short-term lines of credit in China and India.
As a percentage of total capitalization (total debt and shareholders’ equity), our total debt increased from 30.7% at the end of 2011 to 51.6% at the end of 2012. The change in the percentage was primarily the result of the increase in debt, as well as the decrease in shareholders’ equity. The decrease in shareholders’ equity reflects the impact of dividend payments, including the $25 per share special dividend, and the increase in accumulated other comprehensive loss, partially offset by our earnings. Normally, we repay long-term debt with cash from operations or refinancing activities.

Working Capital
At December 31, 2012, we had working capital of $519 million, resulting in a current ratio of 3.39 to 1. Our working capital at December 31, 2011 was $464 million resulting in a current ratio of 3.15 to 1.
The change in the working capital ratio primarily reflects increased cash and cash equivalents, as well as higher accounts receivable and inventories, which was partially offset by lower prepaid expenses and other current assets, as well as higher accounts payable at December 31, 2012. The increase in accounts receivable primarily reflects a 2012 income tax refund receivable, as well as higher sales levels when comparing fourth quarter 2012 and fourth quarter 2011. The fluctuation in inventories reflects higher quantities at certain locations in response to demand for our products, as well as normal fluctuations in sales patterns. The decrease in prepaid expenses and other current assets primarily reflects lower prepaid taxes on intercompany profit in inventory, the sale in 2012 of the Innospec common stock which had been acquired as part of the Innospec legal settlement, and the payment of the fourth quarter 2012 dividends in December 2012, instead of in January 2013. The increase in accounts payable is from normal differences in timing of payments, as well as increased costs of raw materials.
Capital Expenditures
We expect capital expenditures to be approximately $80 million to $100 million in 2013. We expect to continue to finance this capital spending through cash on hand and cash provided from operations, together with borrowing available under our $650 million revolving credit facility.
The estimated capital expenditure amount includes anticipated spending in 2013 on a new manufacturing facility in Singapore, as well as several improvements to our manufacturing and R&D infrastructure around the world. We expect capital expenditures to remain in the $80 million to $100 million range for each of the next three to five years in support of our worldwide business.
The Singapore facility is expected to be operational in mid-2015 with a total investment of approximately $100 million, with most of that occurring in 2014. The initial capacity will represent a modest increase in our overall global production, but will enable us to provide quick and effective service to our Asia Pacific customers, as well as those in India and the Middle East. The facility will be scalable to allow for growth, as demand warrants.
Environmental Expenses
We spent approximately $18 million in 2012, $19 million in 2011, and $18 million in 2010 for ongoing environmental operating and clean-up costs, excluding depreciation of previously capitalized expenditures. These environmental operating and clean-up expenses are included in cost of goods sold. We expect to continue to fund these costs through cash provided by operations.

Contractual Obligations
The table below shows our year-end contractual obligations by year due.

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long-term debt obligations (a)	$429	$4	$0	$75	$350
Interest payable on long-term debt, interest rate swaps, and capital lease obligations	193	21	41	40	91
Letters of credit (b)	3	0	0	0	3
Operating lease obligations	29	11	13	4	1
Property, plant, and equipment purchase obligations	17	17	0	0	0
Raw material purchase obligations (c)	305	88	110	54	53
Other long-term liabilities (d)	52	33	2	2	15
Reserves for uncertain tax positions	3	1	2	0	0
Total	$1,031	$175	$168	$175	$513

(a)
Amounts represent contractual payments due on the 4.10% senior notes, revolving credit facility, and short-term lines of credit as of December 31, 2012. See Note 12 for more information on long-term debt obligations.

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

In July 2012, The Moving Ahead for Progress in the 21st Century Act (MAP-21) legislation was signed into law in the United States. Under prior regulations, defined benefit pension liabilities for minimum funding requirements were calculated by discounting projected future payments to present value using interest rates based on corporate bonds and average interest rates over the preceding two years. The provisions of this law modify minimum funding rules to require that the discount rate used be within ten percent (increasing to 30 percent in 2016 and thereafter) of the average of the corporate bond rates for the 25-year period preceding the current year. This provision will result in less fluctuation in interest rates from year to year and will reduce minimum funding requirements in the near-term. In addition, MAP-21 also increased insurance premiums payable to the Pension Benefit Guaranty Corporation (PBGC), and allows for qualified transfers from overfunded defined benefit plans to retiree medical accounts and allows for the purchase of retiree group-term life insurance. We do not expect this law to have a material impact on the level of funding for our domestic defined benefit pension plans, nor do we expect the increase in PBGC premiums to be material. Further, we currently have no plans to make qualified transfers from any of our domestic defined benefit plans that would be allowed under MAP-21.
U.S. Pension and Postretirement Benefit Plans—The average remaining service period of active participants for our U.S. plans is 13 years, while the average remaining life expectancy of inactive participants is 24 years. We utilize the Optional Combined Mortality Tables for males and females based on the RP-2000 Mortality Tables projected to 2013 with Scale AA in determining the impact of the U.S. benefit plans on our financial statements.
Investment Return Assumptions and Asset Allocation—We periodically review our assumptions for the long-term expected return on pension plan assets. As part of the review and to develop expected rates of return, we considered a stochastic analysis of expected returns based on the U.S. plans’ asset allocation as of both January 1, 2011 and January 1, 2012. This analysis reflects our expected long-term rates of return for each significant asset class or economic indicator. As of January 1, 2013, the expected rates were 8.4% for U.S. large cap stocks, 2.1% for fixed income, and 2.2% for inflation. The range of returns developed relies both on forecasts and on broad-market historical benchmarks for expected return, correlation, and volatility for each asset class.
While the asset allocation for our U.S. pension plans is predominantly weighted toward equities, through the ongoing monitoring of our investments and review of market data, we have decreased the expected long-term rate of return for our U.S. pension plans from 9.0% to 8.5% at December 31, 2012.
An actuarial gain occurred during 2012, as the actual investment return was higher than the expected return for all of our U.S. pension plans by approximately $6 million. An actuarial loss occurred during 2011, as the actual investment return was lower than the expected return for all of our U.S. pension plans by approximately $11 million. During 2010, the actual return was higher than the expected return, resulting in an actuarial gain for all of our U.S. pension plans of approximately $4 million. Investment gains and losses are recognized in earnings on an amortized basis over a period of years, but the 2012 gain will have no significant expense impact in 2013. We expect that there will be continued volatility in pension expense as actual investment returns vary from the expected return, but we continue to believe the potential long-term benefits justify the risk premium for equity investments.
At December 31, 2012, our expected long-term rate of return on our postretirement plans was 6.0%. This rate varies from the pension rate of 8.5% primarily because of the difference in investment of assets. The assets of the postretirement plan are held in an insurance contract, which results in a lower assumed rate of investment return.
Pension expense and the life insurance portion of postretirement expense are sensitive to changes in the expected return on assets. For example, decreasing the expected rate of return by 25 basis points to 8.25% for pension assets and 5.75% for postretirement benefit assets (while holding other assumptions constant) would increase the forecasted 2013 expense for our U.S. pension and postretirement plans by approximately $475 thousand. Similarly, a 25 basis point increase in the expected rate of return to 8.75% for pension assets and 6.25% for postretirement benefit assets (while holding other assumptions constant) would reduce forecasted 2013 pension and postretirement expense by approximately $475 thousand.
Discount Rate Assumption—We develop the discount rate assumption by determining the single effective discount rate for a unique hypothetical portfolio constructed from investment-grade bonds that, in aggregate, match the projected cash flows of each of our retirement plans. The discount rate is developed based on the hypothetical portfolio on the last day of December. The discount rate at December 31, 2012 was 4.125% for all plans.

Pension and postretirement benefit expense is also sensitive to changes in the discount rate. For example, decreasing the discount rate by 25 basis points to 3.875% (while holding other assumptions constant) would increase the forecasted 2013 expense for our U.S. pension and postretirement benefit plans by approximately $1 million. A 25 basis point increase in the discount rate to 4.375% would reduce forecasted 2013 pension and postretirement benefit expense by approximately $1 million.
Rate of Projected Compensation Increase—We have maintained our rate of projected compensation increase at December 31, 2012 at 3.50%. The rate assumption was based on an analysis of our projected compensation increases for the foreseeable future.
Liquidity—Cash contribution requirements to the pension plan are sensitive to changes in assumed interest rates and investment gains or losses in the same manner as pension expense. We expect our aggregate cash contributions, before income taxes, to the U.S. pension plans will be approximately $23 million in 2013. We expect our contributions to the postretirement benefit plans will be approximately $2 million in 2013.
Other Assumptions—We periodically review our assumption for the health care cost trend rate based on actual cost experience, typically assuming a higher current-year trend scaling down to a lower permanent rate over a five to ten year period. We refreshed this health care trend assumption for 2012 resulting in an assumed rate of 8.5% for 2011 and 8.0% for 2012, scaling down to 5.0% by 2018.
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
The target asset allocation in the U.K. is to be invested 55% in equities, 40% in a mixture of government and corporate bonds, and 5% in a pooled investment property fund, while the actual allocation at the end of 2012 was 54% in equities, 41% in government and corporate bonds, 4% in a pooled investment property fund, and 1% in cash. Based on the actual asset allocation and the expected yields available in the U.K. markets, the expected long-term rate of return for the U.K. pension plan was 5.6% at December 31, 2012.
An actuarial gain occurred during 2012 as the actual investment return exceeded the expected return by approximately $4 million. In 2011, the expected investment return exceeded the actual investment return by approximately $2 million resulting in an actuarial loss for our U.K. pension plan. An actuarial gain of $5 million occurred in 2010. Investment gains and losses are recognized in earnings on an amortized basis, resulting in decreased expense of approximately $275 thousand in 2013. We expect that there will be continued volatility in pension expense as actual investment returns vary from the expected return, but we continue to believe the potential benefits justify the risk premium for the target asset allocation.
Pension expense is sensitive to changes in the expected return on assets. For example, decreasing the expected rate of return by 25 basis points to 5.35% (while holding other assumptions constant) would increase the forecasted 2013 expense for our U.K. pension plan by approximately $250 thousand. Similarly, a 25 basis point increase in the expected rate of return to 5.85% (while holding other assumptions constant) would reduce forecasted 2013 pension expense by approximately $250 thousand.
Discount Rate Assumption—We utilize a yield curve based on AA-rated corporate bond yields constructed from iBoxx indices in developing a discount rate assumption (extrapolated at longer terms based on the corresponding swap yield curve). The yield appropriate to the duration of the U.K. plan liabilities is then used. The discount rate at December 31, 2012 was 4.5%.
Pension expense is also sensitive to changes in the discount rate. For example, decreasing the discount rate by 25 basis points to 4.25% (while holding other assumptions constant) would increase the forecasted 2013 expense for our U.K.

pension plans by approximately $500 thousand. A 25 basis point increase in the discount rate to 4.75% would reduce forecasted 2013 pension expense by approximately $400 thousand.
Rate of Projected Compensation Increase—We have maintained our rate of projected compensation increase at December 31, 2012 at 4.50%. The rate assumption was based on an analysis of our projected compensation increases for the foreseeable future.
Liquidity—Cash contribution requirements to the U.K. pension plan are sensitive to changes in assumed interest rates in the same manner as pension expense. We expect our aggregate U.K. cash contributions, before income taxes, will be approximately $5 million in 2013.
Other Matters
In March 2010, the Patient Protection and Affordable Care Act, as well as a related reconciliation bill, was signed into law, which created a nationwide health insurance system. In June 2012, the United States Supreme Court substantially upheld the law. The Supreme Court ruling had no impact on our results of operation, financial position, or cash flows. See Note 19.

OUTLOOK

As we begin 2013, we are confident that our customer-focused approach to the market is the path on which to continue. We believe the fundamentals of how we run our business - a safety-first culture, customer-focused solutions, technology-driven product offerings, world-class supply chain capability, and a regional organizational structure to better understand our customers' needs - will continue to pay dividends to all of our stakeholders.
We have expectations that our petroleum additives segment will deliver improved results in 2013, after having posted record operating profit for each of the last several years. While our total shipments for 2012 contracted some due to many factors, including the global economy, we expect that petroleum additives shipment demand will continue to grow at an average annual rate of 1% - 2% over the next five years, as there has been no significant change in the positive fundamentals of the business. We plan to exceed the industry growth rate. Over the past several years, we have made significant investments to expand our capabilities around the world. These investments have been in people, technology and technical centers, and production capacity. We intend to use these new capabilities to improve our ability to deliver the goods and service that our customers value and to expand our business and improve profits. We will continue to expand our capabilities to provide even better service, technology, and customer solutions.
As a global company operating in many countries around the world, we are not immune to world economic conditions. Western Europe and the Euro are significant factors in our business and financial results, as is the general economic activity around the world. Our expectations for 2013 include the assumption of modest economic recovery around the world.
At the end of 2012, we secured 10-year senior notes at a rate of 4.10%. This will provide long-term debt capital to help us implement our strategic plan. These bonds will cause us to have higher interest expense in 2013, which will be an offset to some of the expected growth in our business.
Our business continues to generate significant amounts of cash beyond what is necessary for the expansion and growth of our current product lines. We regularly review the many internal opportunities which we have to utilize this cash, both from a geographic and product line perspective. We continue our efforts in investigating potential acquisitions as both a use for this cash and to generate shareholder value. Our primary focus in the acquisition area remains on the petroleum additives industry.  It is our view that this industry will provide the greatest opportunity for a good return on our investment while minimizing risk.  We remain focused on this strategy and will evaluate any future opportunities.  Nonetheless, we are patient in this pursuit and intend to make the right acquisition when the opportunity arises.  We will continue to evaluate all alternative uses of that cash to enhance shareholder value, including stock repurchases and dividends.

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
Intangibles (net of amortization) and Goodwill
We have certain identifiable intangibles, as well as goodwill, amounting to $31 million at December 31, 2012 that are discussed in Note 10. These intangibles relate to our petroleum additives business and, except for the goodwill, are being amortized over periods with up to approximately seventeen years of remaining life. We continue to assess the market related to these intangibles, as well as their specific values, and have concluded the values and amortization periods are appropriate. We also evaluate these intangibles for any potential impairment when significant events or circumstances occur that might impair the value of these assets. These evaluations continue to support the values at which these identifiable intangibles are carried on our financial statements. In addition, our reporting unit with goodwill is not at risk of failing the goodwill impairment test. However, if conditions were to substantially deteriorate in the petroleum additives market, it could possibly cause a decrease in the estimated useful lives of the intangible assets or result in a noncash write-off of all or a portion of the intangibles’ carrying amount. A reduction in the amortization period would have no effect on cash flows. We do not anticipate such a change in the market conditions in the near term.
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
Also, as noted in the discussion of “Legal Proceedings” in Item 3 of this Annual Report on Form 10-K, while it is not possible to predict or determine with certainty the outcome of any legal proceeding, it is our opinion, based on our current knowledge, that we will not experience any material adverse effects on our results of operation, cash flows, or financial condition as a result of any pending or threatened proceeding.
Pension Plans and Other Postretirement Benefits
We use assumptions to record the impact of the pension and postretirement benefit plans in the financial statements. These assumptions include the discount rate, expected long-term rate of return on plan assets, rate of compensation increase, and health-care cost trend rate. A change in any one of these assumptions could cause different results for the plans and therefore, impact our results of operation, cash flows, and financial condition. We develop these assumptions after considering available information that we deem relevant. Information is provided on the pension and postretirement plans in Note 19. In addition, further disclosure on the effect of changes in these assumptions is provided in the “Financial Position and Liquidity” section of Item 7.
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

RECENTLY ISSUED ACCOUNTING STANDARDS
For a full discussion of the more significant pronouncements which may impact our financial statements, see Note 26.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to many market risk factors, including fluctuations in interest and foreign currency rates, as well as changes in the cost of raw materials. These risk factors may affect our results of operation, cash flows, and financial position.
We manage these risks through regular operating and financing methods, including the use of derivative financial instruments. When we have derivative instruments, they are with major financial institutions and are not for speculative or trading purposes. Also, as part of our financial risk management, we regularly review significant contracts for embedded derivatives and record them in accordance with accounting principles generally accepted in the United States of America.
The following analysis presents the effect on our results of operation, cash flows, and financial position as if the hypothetical changes in market risk factors occurred at December 31, 2012. We analyzed only the potential impacts of our hypothetical assumptions. This analysis does not consider other possible effects that could impact our business.
Interest Rate Risk
At December 31, 2012, we had total debt of $429 million. Of the total debt, $350 million is at fixed rates. There was no interest rate risk at the end of the year associated with the fixed rate debt.
At December 31, 2012, we had $75 million of outstanding variable rate debt under our revolving credit facility and $4 million of outstanding variable rate debt under short-term lines of credit. Holding all other variables constant, if the variable portion of the interest rates hypothetically increased 10%, the effect on our earnings and cash flows would have been higher interest expense of approximately $100 thousand.
We recorded the Goldman Sachs interest rate swap at fair value, which amounted to a liability of $33 million at December 31, 2012. Any change in fair value is recognized immediately in earnings. With other variables held constant, a hypothetical 50 basis point adverse parallel shift in the LIBOR yield curve would have resulted in an increase of approximately $5 million in the liability fair value of the interest rate swap with Goldman Sachs. See Note 16 for further information.
A hypothetical 100 basis point decrease in interest rates, holding all other variables constant, would have resulted in a change of $31 million in fair value of our debt at December 31, 2012.
Foreign Currency Risk
We sell to customers in foreign markets through our foreign subsidiaries, as well as through export sales from the United States. These transactions are often denominated in currencies other than the U.S. Dollar. Our primary currency exposures are the European Union Euro, British Pound Sterling, Japanese Yen, and Canadian Dollar. We sometimes enter into forward contracts as hedges to minimize the fluctuation of intercompany accounts receivable denominated in foreign currencies. At December 31, 2012, we had no outstanding forward contracts.

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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of NewMarket Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of NewMarket Corporation and its subsidiaries (the “Company”) at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report in Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Richmond, Virginia
February 15, 2013

NewMarket Corporation and Subsidiaries
Consolidated Statements of Income

	Years Ended December 31,
(in thousands, except per-share amounts)	2012	2011	2010
Revenue:
Net sales - product	$2,211,878	$2,138,127	$1,786,076
Rental revenue	11,431	11,431	11,316
	2,223,309	2,149,558	1,797,392
Costs:
Cost of goods sold - product	1,581,393	1,586,145	1,277,505
Cost of rental	4,386	4,386	4,428
	1,585,779	1,590,531	1,281,933
Gross profit	637,530	559,027	515,459
Selling, general, and administrative expenses	154,209	151,602	136,967
Research, development, and testing expenses	117,845	105,496	91,188
Gain on legal settlement, net	0	38,656	0
Operating profit	365,476	340,585	287,304
Interest and financing expenses, net	10,815	18,820	17,261
Loss on early extinguishment of debt	9,932	0	0
Other expense, net	3,338	18,048	10,047
Income before income tax expense	341,391	303,717	259,996
Income tax expense	101,798	96,810	82,871
Net income	$239,593	$206,907	$177,125
Basic earnings per share	$17.85	$15.10	$12.12
Diluted earnings per share	$17.85	$15.09	$12.09

See accompanying Notes to Consolidated Financial Statements

NewMarket Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
(in thousands)	2012	2011	2010
Net income	$239,593	$206,907	$177,125
Other comprehensive (loss) income:
Pension plans and other postretirement benefits:
Prior service cost arising during the period, net of income tax benefit of $471 in 2012 and $462 in 2010	(1,570)	0	(780)
Amortization of prior service cost included in net periodic benefit cost, net of income tax expense of $48 in 2012, $138 in 2011, and $130 in 2010	27	260	257
Actuarial net (loss) gain arising during the period, net of income tax (benefit) expense of $(13,290) in 2012, $(17,052) in 2011, and $3,624 in 2010	(22,721)	(27,577)	6,268
Amortization of actuarial net loss included in net periodic benefit cost, net of income tax expense of $2,331 in 2012, $1,322 in 2011, and $1,487 in 2010	4,066	2,423	2,738
Settlement gain, net of income tax expense of $145 in 2012	436	0	0
Amortization of transition obligation included in net periodic benefit cost, net of income tax expense of $14 in 2012, $13 in 2011, and $5 in 2010	39	40	10
Total pension plans and other postretirement benefits	(19,723)	(24,854)	8,493
Derivative instruments:
Unrealized loss on derivative instruments, net of income tax benefit of $210 in 2012, $1,022 in 2011, and $1,561 in 2010	(330)	(1,605)	(2,451)
Reclassification adjustments for losses on derivative instruments included in net income, net of income tax expense of $569 in 2012, $649 in 2011, and $614 in 2010	893	1,020	964
Total derivative instruments	563	(585)	(1,487)
Foreign currency translation adjustments, net of income tax (benefit) expense of $(1,007) in 2012, $(558) in 2011, and $87 in 2010	7,567	163	(6,042)
Marketable securities:
Unrealized gain on marketable securities, net of income tax expense of $419 in 2012 and $226 in 2011	676	364	0
Reclassification adjustment for gain on marketable securities included in net income, net of income tax benefit of $645 in 2012	(1,040)	0	0
Total marketable securities	(364)	364	0
Other comprehensive (loss) income	(11,957)	(24,912)	964
Comprehensive income	$227,636	$181,995	$178,089

See accompanying Notes to Consolidated Financial Statements

NewMarket Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31,
(in thousands, except share amounts)	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$89,129	$50,370
Trade and other accounts receivable, net	297,055	278,332
Inventories	322,674	306,785
Deferred income taxes	8,452	7,261
Prepaid expenses and other current assets	18,185	36,983
Total current assets	735,495	679,731
Property, plant, and equipment, at cost	1,070,967	1,034,472
Less accumulated depreciation and amortization	712,596	681,506
Net property, plant, and equipment	358,371	352,966
Prepaid pension cost	12,710	11,494
Deferred income taxes	48,385	35,805
Other assets and deferred charges	72,007	73,619
Intangibles (net of amortization) and goodwill	30,542	38,047
Total assets	$1,257,510	$1,191,662
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$119,298	$103,217
Accrued expenses	79,061	78,546
Dividends payable	0	8,529
Book overdraft	3,906	1,680
Long-term debt, current portion	4,382	10,966
Income taxes payable	10,024	13,086
Total current liabilities	216,671	216,024
Long-term debt	424,407	232,601
Other noncurrent liabilities	214,227	193,444
Commitments and contingencies (Note 18)
Shareholders’ equity:
Common stock and paid-in capital (without par value; authorized shares - 80,000,000; issued and outstanding - 13,417,877 at December 31, 2012 and 13,404,831 at December 31, 2011)	721	64
Accumulated other comprehensive loss	(110,689)	(98,732)
Retained earnings	512,173	648,261
	402,205	549,593
Total liabilities and shareholders' equity	$1,257,510	$1,191,662

See accompanying Notes to Consolidated Financial Statements

NewMarket Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity

	Common Stock and Paid-in Capital		Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
(in thousands, except share and per-share amounts)	Shares	Amount
Balance at December 31, 2009	15,209,989	$275	$(74,784)	$532,694	$458,185
Net income				177,125	177,125
Other comprehensive income (loss)			964		964
Ordinary cash dividends ($1.565 per share)				(22,608)	(22,608)
Repurchases of common stock	(1,213,158)	(3,104)		(121,751)	(124,855)
Stock options exercised	21,000	91			91
Stock option tax benefit		711			711
Stock-based compensation	17,053	2,027			2,027
Balance at December 31, 2010	14,034,884	0	(73,820)	565,460	491,640
Net income				206,907	206,907
Other comprehensive income (loss)			(24,912)		(24,912)
Ordinary cash dividends ($2.39 per share)				(32,588)	(32,588)
Repurchases of common stock	(659,373)	(3,237)		(91,518)	(94,755)
Stock options exercised	16,000	70			70
Stock option tax benefit		1,102			1,102
Stock-based compensation	13,320	2,129			2,129
Balance at December 31, 2011	13,404,831	64	(98,732)	648,261	549,593
Net income				239,593	239,593
Other comprehensive income (loss)			(11,957)		(11,957)
Ordinary cash dividends ($3.00 per share)				(40,234)	(40,234)
Special cash dividend ($25.00 per share)				(335,447)	(335,447)
Stock-based compensation	13,046	657			657
Balance at December 31, 2012	13,417,877	$721	$(110,689)	$512,173	$402,205

See accompanying Notes to Consolidated Financial Statements

NewMarket Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2012	2011	2010
Cash and cash equivalents at beginning of year	$50,370	$49,192	$151,831
Cash flows from operating activities:
Net income	239,593	206,907	177,125
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	43,389	43,352	39,134
Noncash environmental remediation and dismantling	86	1,321	3,554
Noncash pension benefits expense	15,244	13,719	13,911
Noncash postretirement benefits expense	3,611	2,780	2,832
Noncash foreign exchange loss (gain)	1,130	114	(603)
Deferred income tax (benefit) expense	(1,976)	2,375	1,933
Loss on early extinguishment of debt	9,932	0	0
Restricted stock award	429	2,900	2,790
Gain on legal settlement, net	0	(38,656)	0
Gain on sale of equity securities	(1,685)	0	0
Unrealized loss on derivative instruments, net	663	12,642	8,016
Change in assets and liabilities:
Trade and other accounts receivable, net	(15,027)	(16,225)	(34,815)
Inventories	(12,945)	(33,154)	(74,852)
Prepaid expenses	5,641	(13,721)	24,281
Accounts payable and accrued expenses	11,369	1,976	11,718
Income taxes payable	(3,281)	(887)	10,671
Realized loss on derivative instruments, net	4,683	4,874	2,308
Cash pension benefits contributions	(30,586)	(29,447)	(20,333)
Cash postretirement benefits contributions	(1,845)	(1,929)	(1,835)
Cash payment for 7.125% senior notes redemption	(5,345)	0	0
Proceeds from legal settlements	5,050	25,000	0
Change in book overdraft	2,226	617	(1,167)
Excess tax benefits from stock-based payment arrangements	0	(1,102)	(711)
Other, net	2,455	1,142	90
Cash provided from (used in) operating activities	272,811	184,598	164,047
Cash flows from investing activities:
Capital expenditures	(38,753)	(53,515)	(36,406)
Deposits for interest rate swap	(22,913)	(46,467)	(44,072)
Return of deposits for interest rate swap	21,260	33,600	36,180
Payments on settlement of interest rate swap	(5,148)	(5,148)	(2,574)
Receipts from settlement of interest rate swap	465	274	266
Proceeds from sale of equity securities	6,303	0	0
Proceeds from sale of short-term investment	0	300	0
Acquisition of business (net of cash acquired of $1.8 million in 2010)	0	0	(41,300)
Cash provided from (used in) investing activities	(38,786)	(70,956)	(87,906)
Cash flows from financing activities:
Net borrowings under revolving credit facility	53,000	18,000	4,000
Issuance of 4.10% senior notes	349,405	0	0
Repayment of 7.125% senior notes	(150,000)	0	0
Repayment of Foundry Park I mortgage loan	(63,544)	(2,731)	(2,125)
Net (repayments) borrowings under lines of credit	(3,641)	6,529	1,494
Dividends paid	(375,681)	(32,588)	(22,608)

See accompanying Notes to Consolidated Financial Statements

Debt issuance costs	(6,485)	(3,233)	(3,992)
Repurchases of common stock	0	(98,093)	(121,517)
Proceeds from exercise of stock options	0	70	91
Excess tax benefits from stock-based payment arrangements	0	1,102	711
Payments on the capital lease	0	(144)	(835)
Repayment of Foundry Park I construction loan	0	0	(99,102)
Borrowing under Foundry Park I mortgage loan	0	0	68,400
Payment for financed intangible asset	0	0	(1,000)
Cash provided from (used in) financing activities	(196,946)	(111,088)	(176,483)
Effect of foreign exchange on cash and cash equivalents	1,680	(1,376)	(2,297)
Increase (decrease) in cash and cash equivalents	38,759	1,178	(102,639)
Cash and cash equivalents at end of year	$89,129	$50,370	$49,192

See accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies
Consolidation—Our consolidated financial statements include the accounts of NewMarket Corporation and its subsidiaries. All intercompany transactions are eliminated upon consolidation. References to "we," "us," "our," "the Company," and "NewMarket" are to NewMarket Corporation and its consolidated subsidiaries, unless the context indicates otherwise.
NewMarket is the parent company of three operating companies, each managing its own assets and liabilities. Those companies are Afton, which focuses on petroleum additive products; Ethyl, representing certain manufacturing operations and the TEL business; and NewMarket Development, which manages the property and improvements that we own in Richmond, Virginia. NewMarket is also the parent company of NewMarket Services, which provides various administrative services to NewMarket, Afton, Ethyl, and NewMarket Development.
Certain reclassifications have been made to the accompanying consolidated financial statements and the related notes to conform to the current presentation.
Foreign Currency Translation—We translate the balance sheets of our foreign subsidiaries into U.S. Dollars based on the current exchange rate at the end of each period. We translate the statements of income using the weighted-average exchange rates for the period. NewMarket includes translation adjustments in the Consolidated Balance Sheets as part of accumulated other comprehensive loss and transaction adjustments in the Consolidated Statements of Income as part of cost of goods sold - product.
Revenue Recognition—Our policy is to recognize revenue from the sale of products when title and risk of loss have transferred to the buyer, the price is fixed and determinable, and collectability is reasonably assured. Revenues are reported at the gross amount billed, including amounts related to shipping that are charged to the customer. Provisions for rebates to customers are recorded in the same period that the related sales are recorded. Freight costs incurred on the delivery of product are included in the Consolidated Statements of Income in cost of goods sold - product. The majority of our sales are sold FOB (“free on board”) shipping point or on a substantially equivalent basis. Our standard terms of delivery are included in our contracts, sales order confirmation documents, and invoices. Taxes assessed by a governmental authority and concurrent with sales to our customers, including sales, use, value-added, and revenue-related excises taxes, are not included as revenue, but are reflected in accrued expenses until remitted to the appropriate governmental authority.
We recognize rental revenue on a straight-line basis over the lease term. The cumulative difference between lease revenue recognized under this method and the contractual lease payment terms is recorded in other assets and deferred charges on our Consolidated Balance Sheets.
Cash and Cash Equivalents—Our cash equivalents generally consist of government obligations and commercial paper with original maturities of 90 days or less. Throughout the year, we have cash balances in excess of federally insured amounts on deposit with various financial institutions. We state cash and cash equivalents at cost, which approximates fair value.
At both December 31, 2012 and December 31, 2011, we had a book overdraft for some of our disbursement cash accounts. A book overdraft represents disbursements that have not cleared the bank accounts at the end of the reporting period. There are no agreements with the same banks to offset the presented balance. We transfer cash on an as-needed basis to fund these items as the items clear the bank in subsequent periods.
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
Inventories—NewMarket values its U.S. petroleum additives and TEL inventories at the lower of cost or market, with cost determined on the last-in, first-out (LIFO) basis. In all other countries, we use the weighted-average method. Inventory cost includes raw materials, direct labor, and manufacturing overhead.

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
Intangibles (Net of Amortization) and Goodwill—Identifiable intangibles include the cost of acquired contracts, formulas and technology, trademarks and trade names, and customer bases. We assign a value to identifiable intangibles based on independent third-party appraisals and management's assessment at the time of acquisition. NewMarket amortizes the cost of the customer bases by an accelerated method and the cost of the remaining identifiable intangibles by the straight-line method over the estimated economic life of the intangible.
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
Environmental Costs—NewMarket capitalizes environmental compliance costs if they extend the useful life of the related property or prevent future contamination. Environmental compliance costs also include maintenance and operation of pollution prevention and control facilities. We expense these compliance costs in cost of goods sold-product as incurred.
Accrued environmental remediation and monitoring costs relate to an existing condition caused by past operations. NewMarket accrues these costs in current operations within cost of goods sold - product in the Consolidated Statements of Income when it is probable that we have incurred a liability and the amount can be reasonably estimated. These estimates are based on an assessment of the site, available clean-up methods, and prior experience in handling remediation.
When we can reliably determine the amount and timing of future cash flows, we discount these liabilities, incorporating an inflation factor.
Legal Costs—We expense legal costs in the period incurred.
Employee Savings Plan—Most of our full-time salaried and hourly employees may participate in defined contribution savings plans. Employees who are covered by collective bargaining agreements may also participate in a savings plan

Notes to Consolidated Financial Statements

according to the terms of their bargaining agreements. Employees, as well as NewMarket, contribute to the plans. We made contributions of $5 million in 2012 and $4 million in both 2011 and 2010 related to these plans.
Research, Development, and Testing Expenses—NewMarket expenses all research, development, and testing costs as incurred. Of the total research, development, and testing expenses, those related to new products and processes were $55 million in 2012, $51 million in 2011, and $45 million in 2010.
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
We generally provide for additional U.S. taxes that would be incurred if a foreign subsidiary returns its earnings in cash to the United States. Undistributed earnings of certain foreign subsidiaries for which U.S. taxes have not been provided totaled approximately $239 million at December 31, 2012, $177 million at December 31, 2011, and $138 million at December 31, 2010. Deferred income taxes have not been provided on these earnings since we expect them to be indefinitely reinvested abroad. Accordingly, no provision has been made for taxes that may be payable on the remittance of these earnings at December 31, 2012 or December 31, 2011. The determination of the amount of such unrecognized deferred tax liability is not practicable.
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
Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation.
Additional information on our derivatives and hedging activities is in Note 16.
Stock-based Compensation—The value of stock awards is measured based on the closing price of our common stock on the date of grant, adjusted for provisions specific to a particular award. We recognize stock-based compensation expense on a straight-line basis over the requisite service period. See Note 15 for further information on specific awards under our stock-based compensation plan.
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

Notes to Consolidated Financial Statements

In addition, our financial results can be influenced by certain risk factors. Some of our significant concentrations of risk include the following:

•	reliance on a small number of significant customers;

•	customers concentrated in the fuel and lubricant industries; and

•	production of several of our products solely at one facility.

2.	Acquisition of Business
On March 5, 2010, Afton Chemical Corporation completed the acquisition of 100% of Polartech for $43.1 million in cash. Polartech was a global company specializing in the supply of metalworking additives. The acquisition agreement included all physical assets of the Polartech business including the headquarters, research and development, and manufacturing facilities in the United Kingdom, as well as manufacturing sites in India, China, and the United States.
We performed a valuation of the assets acquired to determine the purchase price allocation. This valuation resulted in the recognition of $6 million of identifiable intangibles, including formulas and technology, customer base, and trademarks/trade names. We also acquired property, plant, and equipment of $28.4 million as well as working capital.
As part of the acquisition, we recorded $4.2 million of goodwill. The goodwill resulted from the cost of assets acquired exceeding the valuation of the assets and liabilities. All of the goodwill recognized is part of the petroleum additives segment, and none is deductible for tax purposes.
Pro forma consolidated results of operation for the year ended December 31, 2010 assuming the acquisition had occurred on January 1, 2010 would not be materially different from the actual results reported for NewMarket for the year ended December 31, 2010.

3.	Earnings Per Share
Options and stock-based compensation awards are not included in the computation of diluted earnings per share if the impact on earnings per share would be anti-dilutive. We had 11,940 shares of nonvested restricted stock that were excluded from the calculation of diluted earnings per share for the year ended December 31, 2012. We had no anti-dilutive options or stock-based compensation awards that were excluded from the calculation of diluted earnings per share for the years ended December 31, 2011 or December 31, 2010.

Notes to Consolidated Financial Statements

The nonvested restricted stock is considered a participating security since the stock contains nonforfeitable rights to dividends. As such, we use the two-class method to compute basic and diluted earnings per share. The following table illustrates the earnings allocation method utilized in the calculation of basic and diluted earnings per share.

	Years Ended December 31,
(in thousands, except per-share amounts)	2012	2011	2010
Earnings per share numerator:
Net income attributable to common shareholders before allocation of earnings to participating securities	$239,593	$206,907	$177,125
Earnings allocated to participating securities	(316)	0	0
Net income attributable to common shareholders after allocation of earnings to participating securities	$239,277	$206,907	$177,125
Earnings per share denominator:
Weighted-average number of shares of common stock outstanding	13,405	13,707	14,619
Dilutive effect of unexercised stock options	0	5	31
Total shares	13,405	13,712	14,650
Basic earnings per share	$17.85	$15.10	$12.12
Diluted earnings per share	$17.85	$15.09	$12.09

4.    Supplemental Cash Flow Information

	Years Ended December 31,
(in thousands)	2012	2011	2010
Cash paid during the year for
Interest and financing expenses (net of capitalization)	$9,612	$17,329	$15,884
Income taxes	99,956	96,919	59,949

5.    Trade and Other Accounts Receivable, Net

	December 31,
(in thousands)	2012	2011
Trade receivables	$261,492	$254,959
Income tax receivables	18,824	5,755
Other tax receivables	5,719	5,060
Innospec Inc. settlement receivable	5,065	5,015
Other	6,274	8,059
Allowance for doubtful accounts	(319)	(516)
	$297,055	$278,332
Bad debt write-offs totaled $88 thousand in 2012, $628 thousand in 2011, and $0 in 2010. The allowance for doubtful accounts amounted to $733 thousand at December 31, 2010. The change in the allowance for doubtful accounts between 2011 and 2012, as well as between 2010 and 2011, reflect our evaluation of certain higher risk customer receivables (all of which were current at December 31, 2012 and December 31, 2011), bad debt write-offs, allowances for disputed invoiced prices or quantities, and general economic conditions.

Notes to Consolidated Financial Statements

6.    Inventories

	December 31,
(in thousands)	2012	2011
Finished goods and work-in-process	$265,017	$249,826
Raw materials	48,881	50,037
Stores, supplies, and other	8,776	6,922
	$322,674	$306,785
The reserve for obsolete and slow-moving inventory amounted to $1 million at December 31, 2012 and $2 million at December 31, 2011. These amounts are included in the table above.
Our foreign inventories amounted to $205 million at December 31, 2012 and $203 million at December 31, 2011.
Our U.S. inventories, which are stated on the LIFO basis, amounted to $111 million at December 31, 2012, which was below replacement cost by approximately $58 million. At December 31, 2011, LIFO basis inventories were $98 million, which was approximately $65 million below replacement cost.
During 2012, the TEL inventory quantities were reduced resulting in a liquidation of LIFO layers. The effect of this liquidation increased net income by $1.6 million. During 2011, the TEL and raw material petroleum additives inventory quantities were reduced resulting in a liquidation of LIFO layers. The effect of these liquidations increased net income by $300 thousand with $200 thousand from petroleum additives and $100 thousand from TEL.

7.	Prepaid Expenses and Other Current Assets

	December 31,
(in thousands)	2012	2011
Income taxes on intercompany profit	$12,507	$17,998
Insurance	2,924	2,661
Dividend funding	0	8,529
Marketable securities—Innospec Inc. settlement	0	5,208
Other	2,754	2,587
	$18,185	$36,983

8.	Property, Plant, and Equipment, at Cost

	December 31,
(in thousands)	2012	2011
Land	$42,713	$42,771
Land improvements	31,452	31,112
Leasehold improvements	1,148	1,333
Buildings	191,866	186,960
Machinery and equipment	772,256	748,051
Construction in progress	31,532	24,245
	$1,070,967	$1,034,472

Notes to Consolidated Financial Statements

We depreciate the cost of property, plant, and equipment by the straight-line method and primarily over the following useful lives:

Land improvements	5 - 30 years
Buildings	10 - 50 years
Machinery and equipment	3 - 15 years
At both December 31, 2012 and December 31, 2011, assets held for lease and reflected in the table above include $3 million of land, $2 million of land improvements, $66 million of buildings, and $38 million of machinery and equipment. Accumulated depreciation on these assets was $11 million at December 31, 2012 and $8 million at December 31, 2011. All of these assets represent the assets of Foundry Park I.
Interest capitalized was $300 thousand in 2012, $500 thousand in 2011, and $400 thousand in 2010. Capitalized interest is amortized generally over the same lives as the asset to which it relates. Depreciation expense was $34 million in 2012, $33 million in 2011, and $29 million in 2010. Amortization of capitalized interest, which is included in depreciation expense, was $300 thousand in 2012, 2011, and 2010.

9.    Other Assets and Deferred Charges

	December 31,
(in thousands)	2012	2011
Interest rate swap deposits	$37,694	$36,041
Deferred financing costs, net of amortization	8,560	6,795
Asbestos insurance receivables	6,498	6,345
Innospec Inc. settlement receivable	5,065	10,030
Foundry Park I deferred leasing costs	4,198	4,597
Other	9,992	9,811
	$72,007	$73,619
We paid financing costs of approximately $2.4 million in 2012 related to the revolving credit facility that we entered into during 2012 and carried over deferred financing costs from our previous revolving credit facility of $1.8 million. We incurred additional financing costs of $5.1 million related to the 4.10% senior notes that we issued in December 2012. We recognized amortization expense of $1.1 million in 2012, of which $0.7 million related to the 2012 revolving credit facility and the 4.10% senior notes. We also recognized expense of $4.6 million of deferred financing costs associated with accelerated amortization on our previous revolving credit facility, early redemption of the 7.125% senior notes, and payoff of the mortgage loan. This amount is reflected in the loss on early extinguishment of debt on our Consolidated Statements of Income.
The accumulated amortization on the deferred financing costs was $0.7 million at December 31, 2012 and related to the 2012 revolving credit facility and the 4.10% senior notes. The accumulated amortization on the deferred financing costs at December 31, 2011 was $3 million and related to the previous revolving credit facility, 7.125% senior notes, and mortgage loan, all of which (except for the amount carried over to the 2012 revolver) was written off during 2012 as a component of the early extinguishment of debt charge.
See Note 12 for further information on our long-term debt and Note 16 for further information on interest rate swaps.

Notes to Consolidated Financial Statements

10.	Intangibles (Net of Amortization) and Goodwill

	December 31,
	2012		2011
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Formulas and technology	$91,662	$74,762	$91,552	$69,387
Contracts	9,593	6,734	9,593	5,352
Customer bases	7,021	2,400	7,050	1,855
Trademarks and trade names	1,586	426	1,609	295
Goodwill	5,002		5,132
	$114,864	$84,322	$114,936	$76,889
Aggregate amortization expense		$7,433		$8,604
Goodwill relates to the 2010 Polartech acquisition, as well as the 2008 acquisition of the North American Fuel Additives Business from GE Water and Process Technologies. The Polartech acquisition resulted in goodwill of $4.2 million, while the GE Water and Process Technologies acquisition resulted in goodwill of approximately $900 thousand. The change in the goodwill amount between 2011 and 2012 is due to foreign currency fluctuations. All of the intangibles relate to the petroleum additives segment. There is no accumulated goodwill impairment.
Estimated annual amortization expense related to our intangible assets for the next five years is expected to be (in thousands):

2013	$7,108
2014	6,163
2015	5,790
2016	1,908
2017	746
Generally, we amortize the cost of the customer base intangibles by an accelerated method and the cost of the remaining intangible assets by the straight-line method over their estimated economic lives. We generally amortize contracts over 1.5 to 10 years; customer bases over 20 years; formulas and technology over 5 to 20 years; and trademarks and trade names over 10 years.

11.	Accrued Expenses

	December 31,
(in thousands)	2012	2011
Employee benefits, payroll, and related taxes	$28,659	$26,255
Customer rebates	21,881	21,414
Environmental remediation	2,872	3,281
Interest rate swaps	2,253	2,366
Environmental dismantling	207	283
Other	23,189	24,947
	$79,061	$78,546
Environmental remediation and environmental dismantling includes asset retirement obligations recorded at a discount.

Notes to Consolidated Financial Statements

12.	Long-term Debt

	December 31,
(in thousands)	2012	2011
Senior notes - 4.10% due 2022	$349,407	$0
Revolving credit facilities	75,000	22,000
Lines of credit	4,382	8,023
Senior notes - 7.125% due 2016	0	150,000
Foundry Park I mortgage loan - due 2015	0	63,544
	428,789	243,567
Current maturities of long-term debt	(4,382)	(10,966)
	$424,407	$232,601
4.10% Senior Notes - On December 20, 2012, we issued $350 million aggregate principal amount of 4.10% senior notes due 2022 at an issue price of 99.83%. The 4.10% senior notes are senior unsecured obligations and are jointly and severally guaranteed on a senior unsecured basis by all existing and future domestic subsidiaries that guarantee our obligations under the revolving credit facility or any of our other indebtedness. We incurred financing costs in 2012 of approximately $5.1 million related to the 4.10% senior notes, which are being amortized over the term of the agreement.
The 4.10% senior notes and the subsidiary guarantees rank:

•	equal in right of payment with all of our and the guarantors' existing and future senior unsecured indebtedness; and

•	senior in right of payment to any of our and the guarantors' future subordinated indebtedness.
The indenture governing the 4.10% senior notes contains covenants that, among other things, limit our ability and the ability of our subsidiaries to:

•	create or permit to exist liens;

•	enter into sale-leaseback transactions;

•	incur additional guarantees; and

•	sell all or substantially all of our assets or consolidate or merge with or into other companies.
We were in compliance with all covenants under the indenture governing the 4.10% senior notes as of December 31, 2012.
We intend to begin the process to register these securities with the SEC during the first quarter of 2013 and will provide financial information regarding the guarantors of senior notes in accordance with securities regulations.
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
We paid financing costs in 2012 of approximately $2.4 million related to this revolving credit facility and carried over deferred financing costs from our previous revolving credit facility of approximately $1.8 million, resulting in total deferred financing costs of $4.2 million, which we are amortizing over the term of the Credit Agreement. We recognized

Notes to Consolidated Financial Statements

expense of $0.6 million related to the unamortized deferred financing costs on our previous revolving credit facility as part of the loss on early extinguishment of debt.
The obligations under the Credit Agreement are unsecured and are fully guaranteed by NewMarket and the subsidiary guarantors. The revolving credit facility matures on March 14, 2017.
Borrowings made under the revolving credit facility bear interest at an annual rate equal to, at our election, either (1) the ABR plus the Applicable Rate (solely in the case of loans denominated in U.S. dollars to NewMarket) or (2) the Adjusted LIBO Rate plus the Applicable Rate. ABR is the greatest of (i) the rate of interest publicly announced by the Administrative Agent as its prime rate, (ii) the federal funds effective rate plus 0.5%, or (iii) the Adjusted LIBO Rate for a one month interest period plus 1%. The Adjusted LIBO Rate means the rate at which Eurocurrency deposits in the London interbank market for certain periods (as selected by NewMarket) are quoted, as adjusted for statutory reserve requirements for Eurocurrency liabilities and other applicable mandatory costs. Depending on our consolidated Leverage Ratio, the Applicable Rate ranges from 0.50% to 1.00% for loans bearing interest based on the ABR and from 1.50% to 2.00% for loans bearing interest based on the Adjusted LIBO Rate. At December 31, 2012, the Applicable Rate was 0.50% for loans bearing interest based on the ABR and 1.50% for loans bearing interest based on the Adjusted LIBO Rate.
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
We were in compliance with all covenants under our revolving credit facilities at December 31, 2012 and December 31, 2011.
The following table provides information related to the unused portion of our revolving credit facility in effect at December 31, 2012 and December 31, 2011:

	December 31,
(in millions)	2012	2011
Maximum borrowing capacity under the revolving credit facilities	$650.0	$300.0
Outstanding borrowings under the revolving credit facilities	75.0	22.0
Outstanding letters of credit	3.1	6.1
Unused portion of revolving credit facilities	$571.9	$271.9
For further information on the outstanding letters of credit, see Note 18. The average interest rate for borrowings under our revolving credit facilities was 1.84% during 2012 and 2.90% during 2011. At December 31, 2012, the average interest rate on outstanding borrowings was 2.07%.
7.125% Senior Notes – On March 15, 2012, at our request, Wells Fargo Bank, N.A., as trustee, issued a notice of redemption for all of our outstanding 7.125% senior notes due 2016, representing an aggregate principal amount of $150 million. Under the indenture governing the 7.125% senior notes, the redemption price was 103.563% of the outstanding aggregate principal amount, plus accrued and unpaid interest to the redemption date. Subsequently, on April 16, 2012, all of the 7.125% senior notes were redeemed. We used borrowings under our revolving credit facility to finance the redemption. We recognized total expenses of approximately $8.5 million in 2012 related to the early redemption of the 7.125% senior notes.
We were in compliance with all covenants under the indenture governing the 7.125% senior notes as of December 31, 2011.
Foundry Park I Mortgage Loan – On May 1, 2012, we paid in full the outstanding principal amount on the mortgage loan. No prepayment penalty was incurred. We used borrowings under our revolving credit facility to finance the payment. Concurrently with the payoff of the mortgage loan, the interest rate swap associated with the mortgage loan

Notes to Consolidated Financial Statements

also terminated. See Note 16 for information on the interest rate swap. Upon the payoff of the mortgage loan, we recognized expense of approximately $0.8 million related to the unamortized financing costs on the mortgage loan.
Other Borrowings - One of our subsidiaries in India has a short-term line of credit of 110 million rupees for working capital purposes. The average interest rate was approximately 11.3% during 2012 and 10.8% during 2011. At December 31, 2012 the interest rate was 10.8%. The outstanding balance on the India line of credit of $1.9 million (105 million rupees) at December 31, 2012 is due during 2013. Another subsidiary in China has a short-term line of credit of $10 million with an outstanding balance of $2.5 million at December 31, 2012. The average interest rate was approximately 2.9% during 2012 and 2.3% during 2011. At December 31, 2012 the interest rate was 2.8%. The outstanding balance on the China line of credit is due during 2013.
Principal debt payments for the next five years are scheduled as follows (in millions):

2013	$4.4
2014	0.0
2015	0.0
2016	0.0
2017	75.0
Thereafter	349.4

13.	Other Noncurrent Liabilities

	December 31,
(in thousands)	2012	2011
Employee benefits	$140,501	$120,558
Interest rate swaps	30,508	33,424
Environmental remediation	16,869	18,467
Asbestos litigation reserve	9,453	9,389
Environmental dismantling	300	337
Other	16,596	11,269
	$214,227	$193,444
The increase in employee benefits primarily reflects the decrease in the funded status of our pension and postretirement plans resulting from lower discount rates. See Note 19 for further information on these employee benefit plans. Environmental remediation and environmental dismantling include our asset retirement obligations. Further information on the interest rate swaps is in Note 16.

Notes to Consolidated Financial Statements

14.    Asset Retirement Obligations
Our asset retirement obligations are related primarily to past TEL operations. The following table illustrates the 2012, 2011, and 2010 activity associated with our asset retirement obligations.

	Years Ended December 31,
(in thousands)	2012	2011	2010
Asset retirement obligations, beginning of year	$3,297	$2,975	$3,031
Liabilities incurred	0	100	0
Accretion expense	124	165	139
Liabilities settled	(912)	0	0
Changes in expected cash flows and timing	291	57	(195)
Asset retirement obligations, end of year	$2,800	$3,297	$2,975

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
The maximum aggregate number of shares of our common stock that may be issued under the Plan is 1,500,000. During 2012, 13,178 shares of our common stock were issued under the Plan resulting in 1,438,157 shares being available for grant at December 31, 2012. No participant may be granted or awarded, in any calendar year, shares, options, or SARs covering more than 200,000 shares of our common stock in the aggregate. For purposes of this limitation and the individual limitation on the grant of options, an option and corresponding SAR are treated as a single award.
Of the 13,178 shares of common stock issued during 2012 under the Plan, 828 shares were to six of our non-employee directors with an aggregate fair value of $186 thousand at the issue date of July 2, 2012. The fair value of the shares was based on the closing price of our common stock on the day prior to the date of issue. We recognized expense of $186 thousand related to the issuance of this common stock.
The remaining 12,350 shares issued during 2012 under the Plan related to a restricted stock award granted on September 4, 2012. Of the shares issued under this award, 11,940 are subject to a three-year vesting period. The remaining 410 shares issued under this award vested immediately; however the stock may not be sold or otherwise transferred until September 4, 2013. The total fair value of restricted stock which was vested in 2012 was $100 thousand.
The fair value was calculated based on the closing price of our common stock on the date of grant. As award recipients are entitled to receive dividends during the vesting period, we made no adjustment to the fair value of the award for dividends. We also assumed a forfeiture rate of zero based on historical and expected future employee turnover.

Notes to Consolidated Financial Statements

A summary of activity during 2012 related to NewMarket’s restricted stock award is presented below in whole shares:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested restricted stock awards at January 1, 2012	0	$0.00
Granted in 2012	12,350	246.93
Vested in 2012	410	246.93
Forfeited in 2012	0	0.00
Nonvested restricted stock awards at December 31, 2012	11,940	246.93
We have neither granted nor modified any stock option awards in 2012, 2011, or 2010, and there were no stock options outstanding during 2012. The total intrinsic value of options exercised was $3 million for 2011 and $2 million for 2010.
We recognized compensation expense of $400 thousand in 2012, $2.9 million in 2011, and $2.8 million in 2010 related to restricted stock awards. At December 31, 2012, total unrecognized compensation expense related to nonvested restricted stock awards was $2.6 million, which is expected to be recognized over a period of 2.7 years.
We recognized a tax benefit related to the compensation expense from restricted stock awards of $100 thousand in 2012 and $900 thousand in both 2011 and 2010.

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
The accumulated unrealized loss, net of tax, related to the fair value of the mortgage loan interest rate swap is recorded in accumulated other comprehensive loss in shareholders’ equity on the Consolidated Balance Sheets and amounted to approximately $1.7 million at December 31, 2012 and $2.2 million at December 31, 2011. The amount remaining in accumulated other comprehensive loss related to the mortgage loan interest rate swap is being recognized in the Consolidated Statements of Income over the original term of the mortgage loan agreement through January 29, 2015. Also recorded as a component of accumulated other comprehensive loss in shareholders’ equity on the Consolidated

Notes to Consolidated Financial Statements

Balance Sheets is the accumulated loss related to the construction loan interest rate swap of approximately $2.5 million, net of tax, at December 31, 2012 and $2.6 million, net of tax, at December 31, 2011. The amount remaining in accumulated other comprehensive loss related to the construction loan interest rate swap is being recognized in the Consolidated Statements of Income over the depreciable life of the office building. Approximately $800 thousand, net of tax, currently recognized in accumulated other comprehensive loss related to both the construction loan interest rate swap and the mortgage loan interest rate swap is expected to be reclassified into earnings over the next twelve months.
Non-designated Hedges
On June 25, 2009, we entered into an interest rate swap with Goldman Sachs in the notional amount of $97 million and with a maturity date of January 19, 2022 (Goldman Sachs interest rate swap). NewMarket entered into the Goldman Sachs interest rate swap in connection with the termination of a loan application and related rate lock agreement between Foundry Park I and Principal Commercial Funding II, LLC (Principal). When the rate lock agreement was originally executed in 2007, Principal simultaneously entered into an interest rate swap with a third party to hedge Principal’s exposure to fluctuation in the ten-year United States Treasury Bond rate. Upon the termination of the rate lock agreement on June 25, 2009, Goldman Sachs both assumed Principal’s position with the third party and entered into an offsetting interest rate swap with NewMarket. Under the terms of this interest rate swap, NewMarket is making fixed rate payments at 5.3075% and Goldman Sachs makes variable rate payments based on three-month LIBOR. We have collateralized this exposure through cash deposits posted with Goldman Sachs amounting to $38 million at December 31, 2012 and $36 million at December 31, 2011.
We elected not to use hedge accounting for the Goldman Sachs interest rate swap and therefore, immediately recognize any change in the fair value of this derivative financial instrument directly in earnings.
*****
The table below presents the fair value of our derivative financial instruments, as well as their classification on the Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011.

	Asset Derivatives				Liability Derivatives
	December 31, 2012		December 31, 2011		December 31, 2012		December 31, 2011
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments
Mortgage loan interest rate swap		$0		$0		$0	Accrued expenses and Other noncurrent liabilities	$3,692
Derivatives Not Designated as Hedging Instruments
Goldman Sachs interest rate swap		$0		$0	Accrued expenses and Other noncurrent liabilities	$32,761	Accrued expenses and Other noncurrent liabilities	$32,098

The total fair value reflected in the table above includes amounts recorded in accrued expenses of approximately $130 thousand at December 31, 2011 for the mortgage loan interest rate swap and approximately $2 million at December 31, 2012 and $2 million at December 31, 2011 for the Goldman Sachs interest rate swap.

Notes to Consolidated Financial Statements

The tables below present the effect of our derivative financial instruments on the Consolidated Statements of Income.
Effect of Derivative Instruments on the Consolidated Statements of Income
Designated Cash Flow Hedges
(in thousands)

Derivatives in Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)			Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Years Ended December 31,				Years Ended December 31,				Years Ended December 31,
	2012	2011	2010		2012	2011	2010		2012	2011	2010
Mortgage loan interest rate swap	$(540)	$(2,627)	$(4,012)	Interest and financing expenses	$(1,376)	$(1,584)	$(1,493)		$0	$0	$0
Construction loan interest rate swap	$0	$0	$0	Cost of rental	$(86)	$(85)	$(85)		$0	$0	$0
Effect of Derivative Instruments on the Consolidated Statements of Income
Not Designated Derivatives
(in thousands)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Years Ended December 31,
		2012	2011	2010
Goldman Sachs interest rate swap	Other expense, net	$(5,346)	$(17,516)	$(10,324)
Credit-risk Related Contingent Features
The agreement we have with our current derivative counterparty contains a provision where we could be declared in default on our derivative obligation if repayment of indebtedness is accelerated by our lender(s) due to our default on the indebtedness.
As of December 31, 2012, the fair value of the derivative in a net liability position related to this agreement, which includes accrued interest but excludes any adjustment for nonperformance risk, was $33 million. We have minimum collateral posting thresholds with the counterparty and have posted cash collateral of $38 million as of December 31, 2012. If required, we could have settled our obligations under the agreement at the termination value of $33 million at December 31, 2012.

Notes to Consolidated Financial Statements

17.    Fair Value Measurements
The following table provides information on assets and liabilities measured at fair value on a recurring basis. No events occurred during the twelve months ended December 31, 2012 requiring adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

	Carrying Amount in Consolidated Balance Sheets	Fair Value	Fair Value Measurements Using
			Level 1	Level 2	Level 3
(in thousands)	December 31, 2012
Cash and cash equivalents	$89,129	$89,129	$89,129	$0	$0
Cash deposit for collateralized interest rate swap	37,694	37,694	37,694	0	0
Interest rate swap liability	32,761	32,761	0	32,761	0
	December 31, 2011
Cash and cash equivalents	$50,370	$50,370	$50,370	$0	$0
Cash deposit for collateralized interest rate swap	36,041	36,041	36,041	0	0
Marketable securities	5,208	5,208	0	5,208	0
Interest rate swaps liability	35,790	35,790	0	35,790	0
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustment associated with the derivatives utilizes Level 3 inputs. These Level 3 inputs include estimates of current credit spreads to evaluate the likelihood of default by both us and the counterparties to the derivatives. As of December 31, 2012 and December 31, 2011, we have assessed the significance of the impact of the credit valuation adjustment on the overall valuation of our derivatives and have determined that the credit valuation adjustment is not significant to the overall valuation of the derivatives. Accordingly, we have determined that our derivative valuations should be classified in Level 2 of the fair value hierarchy.
We have made an accounting policy election to measure credit risk of any derivative financial instruments subject to master netting agreements on a net basis by counterparty portfolio.
The marketable securities in the table above represent the 195,313 shares of unregistered Innospec Inc. common stock that we owned at December 31, 2011. See Note 24 for further information. The fair value of the common stock was determined using the closing market price of Innospec Inc. common stock at December 31, 2011, discounted for transfer restrictions on the shares. While the Innospec Inc. common stock is traded on a national exchange and the market price is a Level 1 input in the fair value hierarchy, the discount factor utilizes Level 3 inputs. We have assessed the significance of the impact of the discount factor adjustment on the overall valuation of the marketable securities and have determined that it is not significant to the overall valuation of the marketable securities. Accordingly, we have determined that our

Notes to Consolidated Financial Statements

marketable securities valuation should be classified in Level 2 of the fair value hierarchy as the valuation relies on quoted prices for similar assets in an active market.
Long-term debt - We record the value of our long-term debt at historical cost. The estimated fair value of our long-term debt is shown in the table below and is based primarily on estimated current rates available to us for debt of the same remaining duration and adjusted for nonperformance risk and credit risk. The estimated fair value is determined by the market standard practice of modeling the contractual cash flows required under the debt instrument and discounting the cash flows back to present value at the appropriate credit-risk adjusted market interest rates. For floating rate debt obligations, we use forward rates, derived from observable market yield curves, to project the expected cash flows we will be required to make under the debt instrument. We then discount those cash flows back to present value at the appropriate credit-risk adjusted market interest rates. The fair value is categorized as Level 2.

	December 31, 2012		December 31, 2011
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current maturities	$428,789	$436,777	$243,567	$252,557

18.	Contractual Commitments and Contingencies
Contractual Commitments—NewMarket has operating lease agreements primarily for office space, transportation equipment, and storage facilities. Rental expense was $25 million in 2012, $24 million in 2011, and $22 million in 2010.
Future lease payments for all noncancelable operating leases as of December 31, 2012 are (in millions):

2013	$11
2014	8
2015	5
2016	3
2017	1
After 2017	1
We have contractual obligations for the construction of assets, as well as purchases of property and equipment of approximately $17 million at December 31, 2012.
Raw Material Purchase Obligations—We have raw material purchase obligations over the next five years amounting to approximately $305 million at December 31, 2012 for agreements to purchase goods or services that are enforceable, legally binding, and specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. Raw material purchase obligations exclude agreements that are cancelable without penalty. Purchase orders made in the ordinary course of business are excluded from this amount. Any amounts for which we are liable under purchase orders are reflected in our Consolidated Balance Sheets as accounts payable and accrued expenses.
Litigation—We are involved in legal proceedings that are incidental to our business and include administrative or judicial actions seeking remediation under environmental laws, such as Superfund. Some of these legal proceedings relate to environmental matters and involve governmental authorities. For further information see “Environmental” below and Item 3.
While it is not possible to predict or determine with certainty the outcome of any legal proceeding, we believe the outcome of any of these proceedings, or all of them combined, will not result in a material adverse effect on our consolidated results of operation, financial condition, or cash flows.
As we previously disclosed, the United States Department of Justice has advised us that it is conducting a review of certain of our foreign business activities in relation to compliance with relevant U.S. economic sanctions programs and

Notes to Consolidated Financial Statements

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

•	No estimate is made for unasserted claims.

•	The estimated recoveries from insurance and Albemarle Corporation for these cases are based on, and are consistent with, the 2005 settlement agreements with Travelers Indemnity Company.
Based on the above assumptions, we have provided an undiscounted liability related to premises asbestos claims of $11 million at both December 31, 2012 and December 31, 2011. The liabilities related to asbestos claims are included in accrued expenses (current portion) and other noncurrent liabilities on the Consolidated Balance Sheets. Certain of these costs are recoverable through our insurance coverage and agreement with Albemarle Corporation. The receivable for these recoveries related to premises asbestos liabilities was $8 million at December 31, 2012 and $7 million at December 31, 2011. These receivables are included in trade and other accounts receivable, net on the Consolidated Balance Sheets for the current portion. The noncurrent portion is included in other assets and deferred charges.
Environmental—In 2000, the EPA named us as a PRP under Superfund law for the clean-up of soil and groundwater contamination at the five grouped disposal sites known as "Sauget Area 2 Sites" in Sauget, Illinois. Without admitting any fact, responsibility, fault, or liability in connection with this site, we are participating with other PRPs in site investigations and feasibility studies. The Sauget Area 2 Sites PRPs received notice of approval from the EPA of the Remedial Investigation report on February 27, 2009 and notice of approval of their October 2009 Human Health Risk Assessment on December 17, 2009. The PRPs expect to submit their revised Feasibility Study (FS) to the EPA in 2013. We have accrued our estimated proportional share of the expenses for the FS, as well as our best estimate of our proportional share of the remediation liability proposed in our ongoing discussions and submissions with the agencies involved. We do not believe there is any additional information available as a basis for revision of the liability that we have established at December 31, 2012. The amount accrued for this site is not material.

Notes to Consolidated Financial Statements

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

	December 31, 2012			December 31, 2011
(in millions)	Former TEL Plant Site, Louisiana	Houston, Texas Plant Site	Superfund Site, Louisiana	Former TEL Plant Site, Louisiana	Houston, Texas Plant Site	Superfund Site, Louisiana
Accrual, discounted	$5.6	$6.1	$3.2	$6.1	$7.4	$3.1
Accrual, undiscounted	6.9	9.3	4.4	7.7	10.2	4.0
Discount rate for accrual	3%	3%	3%	3%	3%	3%
Expected future payments:
2013	$0.8	$0.8	$0.0
2014	0.8	0.2	0.0
2015	0.6	0.2	0.2
2016	0.5	0.1	0.3
2017	0.5	0.2	0.3
Thereafter	3.7	7.8	3.6

Of the total accrual at the Houston, Texas plant site, $5.8 million at December 31, 2012 and $7.0 million at December 31, 2011 relates to remediation. Of the total remediation, $5.6 million at December 31, 2012 and $6.5 million at December 31, 2011 relates to remediation of groundwater and soil.
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
Our total accruals for environmental remediation were approximately $19.7 million at December 31, 2012 and $21.7 million at December 31, 2011. In addition to the accruals for environmental remediation, we also had accruals for dismantling and decommissioning costs of $500 thousand at December 31, 2012 and $600 thousand at December 31, 2011.
We spent $18 million in 2012, $19 million in 2011, and $18 million in 2010 for ongoing environmental operating and clean-up costs, excluding depreciation of previously capitalized expenditures. On capital expenditures for pollution prevention and safety projects, we spent $10 million in 2012, $9 million in 2011, and $7 million in 2010.
Guarantees and letters of credit - We have agreements with several financial institutions who provide guarantees for certain business activities of our subsidiaries, including performance, insurance, credit, lease, and customs and excise guarantees. The parent company provides guarantees of the subsidiaries' performance under these agreements and also provides a guarantee for repayment of lines of credit for subsidiaries in China and India. Guarantees outstanding under all of these agreements at December 31, 2012 are $13 million. At December 31, 2012, $3 million of these guarantees are secured by letters of credit, all of which were issued under the $100 million letter of credit sub-facility of our revolving credit facility. See Note 12 for further information. The letters of credit relate to insurance and performance guarantees. The maximum potential amount of future payments under all other guarantees not secured by letters of credit at December 31, 2012 is $18 million. We have no liability accrued for these guarantees, however there is $4 million drawn on lines of credit in China and India, which is recorded in Long-term debt, current portion on the Consolidated Balance Sheets. See Note 12 for further information. We accrue for potential liabilities when a future payment is probable and the range of loss can be reasonably estimated.

Notes to Consolidated Financial Statements

Expiration dates of the letters of credit and certain guarantees range from 2013 to 2021. Some of the guarantees have no expiration date. We renew letters of credit as necessary.
At December 31, 2012, we also had a cash deposit of $38 million related to the Goldman Sachs interest rate swap. The cash deposit is recorded in “Other assets and deferred charges” on the Consolidated Balance Sheets. See Note 16 for further information.

19.	Pension Plans and Other Postretirement Benefits
NewMarket uses a December 31 measurement date for all of our plans.
U.S. Retirement Plans
NewMarket sponsors four pension plans for all full-time U.S. employees that offer a benefit based primarily on years of service and compensation. Employees do not contribute to these pension plans. The plans are as follows:

•	Salaried employees' pension plan

•	Afton pension plan for union employees (the Sauget plan)

•	Ethyl retirement income plan for union employees in Houston, Texas (the Houston plan)

•	Afton Chemical Additives pension plan for union employees in Port Arthur, Texas (the Port Arthur plan)
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

Notes to Consolidated Financial Statements

The components of net periodic pension and postretirement benefit costs, as well as other amounts recognized in other comprehensive income (loss), are shown below.

	Years Ended December 31,
	Pension Benefits			Postretirement Benefits
(in thousands)	2012	2011	2010	2012	2011	2010
Net periodic benefit cost
Service cost	$8,801	$7,055	$6,755	$1,885	$1,514	$1,336
Interest cost	9,583	9,079	8,559	3,052	3,158	3,277
Expected return on plan assets	(13,264)	(11,445)	(9,689)	(1,492)	(1,595)	(1,627)
Amortization of prior service cost	210	306	292	9	8	9
Amortization of actuarial net loss (gain)	5,329	3,203	3,371	(66)	(602)	(439)
Net periodic benefit cost	10,659	8,198	9,288	3,388	2,483	2,556
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss)
Actuarial net loss (gain)	25,509	37,484	(7,530)	2,442	5,072	(1,754)
Prior service cost	0	0	1,193	0	0	0
Amortization of actuarial net (loss) gain	(5,329)	(3,203)	(3,371)	66	602	439
Amortization of prior service cost	(210)	(306)	(292)	(9)	(8)	(9)
Total recognized in other comprehensive income (loss)	19,970	33,975	(10,000)	2,499	5,666	(1,324)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$30,629	$42,173	$(712)	$5,887	$8,149	$1,232

The estimated amounts to be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2013 are shown in the table below.

(in thousands)	Pension Benefits	Postretirement Benefits
Actuarial net loss	$7,203	$0
Prior service cost	14	9

Notes to Consolidated Financial Statements

Changes in the plans’ benefit obligations and assets follow.

	Years Ended December 31,
	Pension Benefits		Postretirement Benefits
(in thousands)	2012	2011	2012	2011
Change in benefit obligation
Benefit obligation at beginning of year	$191,061	$154,579	$64,483	$58,770
Service cost	8,801	7,055	1,885	1,514
Interest cost	9,583	9,079	3,052	3,158
Actuarial net loss	31,760	26,505	2,224	4,324
Benefits paid	(6,453)	(6,157)	(3,547)	(3,283)
Benefit obligation at end of year	234,752	191,061	68,097	64,483
Change in plan assets
Fair value of plan assets at beginning of year	129,086	112,143	25,903	26,623
Actual return on plan assets	19,515	466	1,274	847
Employer contributions	22,584	22,634	1,642	1,716
Benefits paid	(6,453)	(6,157)	(3,547)	(3,283)
Fair value of plan assets at end of year	164,732	129,086	25,272	25,903
Funded status	$(70,020)	$(61,975)	$(42,825)	$(38,580)
Amounts recognized in the Consolidated Balance Sheets
Current liabilities	$(2,442)	$(2,443)	$(1,900)	$(1,800)
Noncurrent liabilities	(67,578)	(59,532)	(40,925)	(36,780)
	$(70,020)	$(61,975)	$(42,825)	$(38,580)
Amounts recognized in accumulated other comprehensive loss
Actuarial net loss (gain)	$115,211	$95,031	$(3,338)	$(5,846)
Prior service (credit) cost	(1,102)	(892)	18	27
	$114,109	$94,139	$(3,320)	$(5,819)
The accumulated benefit obligation for all domestic defined benefit pension plans was $195 million at December 31, 2012 and $159 million at December 31, 2011.
The projected benefit obligation exceeded the fair market value of plan assets for all domestic plans at December 31, 2012. The accumulated benefit obligation exceeded the fair market value of plan assets for all domestic plans, except for the Salaried plan and the Houston plan, at December 31, 2012.
The projected benefit obligation exceeded the fair market value of plan assets for all domestic plans at December 31, 2011. The accumulated benefit obligation exceeded the fair market value of plan assets for all domestic plans, except for the Port Arthur plan, at December 31, 2011.
The net liability position of plans in which the projected benefit obligation exceeds assets is included in other noncurrent liabilities on the Consolidated Balance Sheets.
A portion of the accrued benefit cost for the nonqualified plan is included in current liabilities at both December 31, 2012 and December 31, 2011. As the nonqualified plan is unfunded, the amount reflected in current liabilities represents the expected benefit payments related to the nonqualified plan during 2013.

Notes to Consolidated Financial Statements

The first table below shows information on domestic pension plans with the accumulated benefit obligation in excess of plan assets. The second table presents information on domestic pension plans with the projected benefit obligation in excess of plan assets.

	December 31,
(in thousands)	2012	2011
Plans with the accumulated benefit obligation in excess of the fair market value of plan assets
Projected benefit obligation	$67,123	$189,260
Accumulated benefit obligation	63,831	157,444
Fair market value of plan assets	31,501	127,323

	December 31,
(in thousands)	2012	2011
Plans with the projected benefit obligation in excess of the fair market value of plan assets
Projected benefit obligation	$234,752	$191,061
Fair market value of plan assets	164,732	129,086
There are no assets held in the nonqualified plan by the trustee for the retired beneficiaries of the nonqualified plan. Payments to retired beneficiaries of the nonqualified plan are made with cash from operations.
Assumptions—We used the following assumptions to calculate the results of our retirement plans:

	Pension Benefits			Postretirement Benefits
	2012	2011	2010	2012	2011	2010
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31,
Discount rate	5.000%	5.875%	5.875%	5.000%	5.875%	5.875%
Expected long-term rate of return on plan assets	9.00%	9.00%	9.00%	6.25%	6.25%	6.25%
Rate of projected compensation increase	3.50%	3.50%	4.00%
Weighted-average assumptions used to determine benefit obligations at December 31,
Discount rate	4.125%	5.000%	5.875%	4.125%	5.000%	5.875%
Rate of projected compensation increase	3.50%	3.50%	3.50%
For pension plans, we base the assumed expected long-term rate of return for plan assets on an analysis of our actual investments, including our asset allocation, as well as a stochastic analysis of expected returns. This analysis reflects the expected long-term rates of return for each significant asset class and economic indicator. As of January 1, 2013, the expected rates were 8.4% for U.S. large cap stocks, 2.1% for fixed income, and 2.2% for inflation. The range of returns relies both on forecasts and on broad-market historical benchmarks for expected return, correlation, and volatility for each asset class. Our asset allocation is predominantly weighted toward equities. Through our ongoing monitoring of our investments and review of market data, we have decreased the expected long-term rate of return for our U.S. plans from 9.0% to 8.5% at December 31, 2012. For the post-retirement plan, we based the assumed expected long-term rate of return for plan assets on an evaluation of projected interest rates, as well as the guaranteed interest rate for our insurance contract.

Notes to Consolidated Financial Statements

Assumed health care cost trend rates at December 31 are shown in the table below. The expected health care cost trend rate for 2012 was 8.0%.

	December 31,
	2012	2011
Health care cost trend rate assumed for next year	7.5%	8.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.75%
Year that the rate reaches the ultimate trend rate	2018	2017
A one-percentage point change in the assumed health care cost trend rate would have the following effects:

(in thousands)	1% Increase	1% Decrease
Effect on accumulated postretirement benefit obligation as of December 31, 2012	$9,473	$(7,415)
Effect on net periodic postretirement benefit cost in 2012	1,023	(769)
The Patient Protection and Affordable Care Act (PPACA), as amended by the Health Care and Education Reconciliation Act of 2010, was signed into law in March 2010. The PPACA mandates health care reforms with effective dates from 2010 to 2018, including an excise tax on high cost health care plans effective in 2018. The additional accumulated postretirement liability resulting from the PPACA is not material and has been included in the benefit obligation for our postretirement plan at December 31, 2012 and December 31, 2011. Given the complexity of the PPACA and the extended time period during which implementation is currently expected to occur, additional adjustments to the benefit obligation may be necessary.
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

	December 31, 2012				December 31, 2011
		Fair Value Measurements Using				Fair Value Measurements Using
(in thousands)	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Pension Plans
Equity securities:
U. S. companies	$114,491	$114,491	$0	$0	$89,659	$89,659	$0	$0
International companies	10,018	10,018	0	0	11,234	11,234	0	0
Real estate investment trusts	1,475	1,475	0	0	1,198	1,198	0	0
Common collective trust	15,479	0	15,479	0	11,898	0	11,898	0
Money market instruments	6,792	6,792	0	0	3,367	3,367	0	0
Mutual funds—fixed income	9,521	9,521	0	0	8,090	8,090	0	0
Cash and cash equivalents	5,743	5,743	0	0	3,198	3,198	0	0
Insurance contract	1,213	0	1,213	0	442	0	442	0
	$164,732	$148,040	$16,692	$0	$129,086	$116,746	$12,340	$0
Postretirement Plans
Insurance contract	$25,272	$0	$25,272	$0	$25,903	$0	$25,903	$0
The valuation methodologies used to develop the fair value measurements for the investments in the table above is outlined below. There have been no changes in the valuation techniques used to value the investments.

•	Equity securities, including common stock and real estate investment trusts, are valued at the closing price reported on a national exchange.

•
The common collective trust (the trust) is valued at the net asset value of units held by the Plan based on quoted market value of the underlying investments held by the fund. The trust invests primarily in a diversified portfolio of equity securities of companies located outside of the United States and Canada, as determined by a company's jurisdiction of incorporation. We may make withdrawals from the trust on the first business day of each month with at least six business days' notice. There are no restrictions on redemption as of December 31, 2012 or December 31, 2011.

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

Notes to Consolidated Financial Statements

Cash Flows—For U.S. plans, NewMarket expects to contribute $23 million to the pension plans and $2 million to our other postretirement benefit plans in 2013. The expected benefit payments for the next ten years are as follows.

(in thousands)	Expected Pension Benefit Payments	Expected Postretirement Benefit Payments
2013	$7,176	$3,955
2014	7,820	3,825
2015	8,968	3,716
2016	9,762	3,593
2017	10,620	3,499
2018 through 2022	64,453	15,807
Foreign Retirement Plans
For most employees of our foreign subsidiaries, NewMarket has defined benefit pension plans that offer benefits based primarily on years of service and compensation. These defined benefit plans provide benefits for employees of our foreign subsidiaries located in Belgium, the United Kingdom, Germany, Canada, and Mexico. NewMarket generally contributes to investment trusts and insurance policies to provide for these plans.
In addition to the foreign defined benefit pension plans, NewMarket also provides retirement benefits in Japan and Brazil which are not defined benefit plans. The total pension expense for these plans was $300 thousand for 2012, $300 thousand for 2011, and $200 thousand for 2010.
Our foreign subsidiary in Canada also sponsors a defined benefit postretirement plan. This postretirement plan provides certain health care benefits and life insurance to eligible retired employees. We pay the entire premium for these benefits.

Notes to Consolidated Financial Statements

The components of net periodic pension and postretirement benefit costs, as well as other amounts recognized in other comprehensive loss, for these foreign defined benefit retirement plans are shown below.

	Years Ended December 31,
	Pension Benefits			Postretirement Benefits
(in thousands)	2012	2011	2010	2012	2011	2010
Net periodic benefit cost
Service cost	$4,314	$4,510	$3,015	$28	$30	$25
Interest cost	5,345	5,881	5,447	111	153	146
Expected return on plan assets	(6,039)	(6,365)	(5,344)	0	0	0
Amortization of prior service (credit) cost	(144)	84	86	0	0	0
Amortization of transition (asset) obligation	0	0	(37)	53	53	52
Amortization of actuarial net loss	1,103	1,083	1,240	31	61	53
Settlement gain	(336)	0	0	0	0	0
Net periodic benefit cost	4,243	5,193	4,407	223	297	276
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss)
Actuarial net loss (gain)	7,917	2,447	(723)	143	(374)	115
Prior service cost	2,041	0	49	0	0	0
Settlement gain	(581)	0	0	0	0	0
Amortization of transition asset (obligation)	0	0	37	(53)	(53)	(52)
Amortization of actuarial net loss	(1,103)	(1,083)	(1,240)	(31)	(61)	(53)
Amortization of prior service credit (cost)	144	(84)	(86)	0	0	0
Total recognized in other comprehensive income (loss)	8,418	1,280	(1,963)	59	(488)	10
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$12,661	$6,473	$2,444	$282	$(191)	$286

The settlement gain in the tables above reflects the September 2012 completion of a partial wind-up of our Canadian salaried pension plan.

The estimated amounts to be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2013 are shown in the table below.

(in thousands)	Pension Benefits	Postretirement Benefits
Actuarial net loss	$1,430	$41
Prior service (credit) cost	(9)	0
Transition obligation	0	53

Notes to Consolidated Financial Statements

Changes in the benefit obligations and assets of the foreign defined benefit plans follow.

	Years Ended December 31,
	Pension Benefits		Postretirement Benefits
(in thousands)	2012	2011	2012	2011
Change in benefit obligation
Benefit obligation at beginning of year	$112,656	$108,304	$2,596	$3,068
Service cost	4,314	4,510	28	30
Interest cost	5,345	5,881	111	153
Plan amendments	2,014	0	0	0
Employee contributions	687	662	0	0
Actuarial net (gain) loss	11,572	(1,392)	142	(391)
Benefits paid	(5,225)	(4,095)	(203)	(213)
Settlement gain	(910)	0	0	0
Foreign currency translation	5,045	(1,214)	69	(51)
Benefit obligation at end of year	135,498	112,656	2,743	2,596
Change in plan assets
Fair value of plan assets at beginning of year	108,177	103,364	0	0
Actual return on plan assets	9,714	2,364	0	0
Employer contributions	7,957	6,699	203	213
Employee contributions	687	662	0	0
Benefits paid	(5,225)	(4,095)	(203)	(213)
Foreign currency translation	5,082	(817)	0	0
Fair value of plan assets at end of year	126,392	108,177	0	0
Funded status	$(9,106)	$(4,479)	$(2,743)	$(2,596)
Amounts recognized in the Consolidated Balance Sheets
Noncurrent assets	$12,710	$11,494	$0	$0
Current liabilities	(394)	(384)	(149)	(206)
Noncurrent liabilities	(21,422)	(15,589)	(2,594)	(2,390)
	$(9,106)	$(4,479)	$(2,743)	$(2,596)
Amounts recognized in accumulated other comprehensive loss
Actuarial net loss	$39,156	$32,923	$627	$515
Prior service credit	(61)	(2,246)	0	0
Transition obligation	10	10	232	285
	$39,105	$30,687	$859	$800
The accumulated benefit obligation for all foreign defined benefit pension plans was $118 million at December 31, 2012 and $98 million at December 31, 2011.
The fair market value of plan assets exceeded both the accumulated benefit obligation and projected benefit obligation for the United Kingdom and the Canadian Salary plans at year-end 2012. The net asset position of the United Kingdom and Canadian Salary plans are included in prepaid pension cost on the Consolidated Balance Sheets at December 31, 2012. The accumulated benefit obligation and projected benefit obligation exceeded the fair market value of plan assets for the German, Belgian, Canadian Hourly, and Mexican plans at December 31, 2012. The accrued benefit cost of these plans is included in other noncurrent liabilities on the Consolidated Balance Sheets. As the German plan is unfunded, a

Notes to Consolidated Financial Statements

portion of the accrued benefit cost for the German plan is included in current liabilities at year-end 2012 reflecting the expected benefit payments related to the plan for the following year.
The fair market value of plan assets exceeded both the accumulated benefit obligation and projected benefit obligation for the United Kingdom plan at year-end 2011. The net asset position of the United Kingdom plan is included in prepaid pension cost on the Consolidated Balance Sheets at December 31, 2011. The accumulated benefit obligation and projected benefit obligation exceeded the fair market value of plan assets for the German, Belgian, Canadian Hourly, and Canadian Salary plans at December 31, 2011. The accrued benefit cost of these plans is included in other noncurrent liabilities on the Consolidated Balance Sheets. As the German plan is unfunded, a portion of the accrued benefit cost for the German plan is included in current liabilities at year-end 2011 reflecting the expected benefit payments related to the plan for the following year.
The first table below shows information on foreign plans with the accumulated benefit obligation in excess of plan assets. The second table shows information on plans with the projected benefit obligation in excess of plan assets.

	December 31,
(in thousands)	2012	2011
Plans with the accumulated benefit obligation in excess of the fair market value of plan assets
Projected benefit obligation	$35,983	$38,758
Accumulated benefit obligation	25,322	30,902
Fair market value of plan assets	14,167	22,785

	December 31,
(in thousands)	2012	2011
Plans with the projected benefit obligation in excess of the fair market value of plan assets
Projected benefit obligation	$35,983	$38,758
Fair market value of plan assets	14,167	22,785
Assumptions—The information in the table below provides the weighted-average assumptions used to calculate the results of our foreign defined benefit plans.

	Pension Benefits			Postretirement Benefits
	2012	2011	2010	2012	2011	2010
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31,
Discount rate	4.65%	5.16%	5.52%	4.25%	5.00%	5.25%
Expected long-term rate of return on plan assets	5.46%	5.92%	5.92%
Rate of projected compensation increase	4.24%	4.63%	4.22%
Weighted-average assumptions used to determine benefit obligations at December 31,
Discount rate	4.03%	4.65%	5.16%	4.00%	4.25%	5.00%
Rate of projected compensation increase	4.26%	4.24%	4.63%
The actuarial assumptions used by the various foreign locations are based upon the circumstances of each particular country and pension plan. The factors impacting the determination of the long-term rate of return for a particular foreign

Notes to Consolidated Financial Statements

pension plan include the market conditions within a particular country, as well as the investment strategy and asset allocation of the specific plan.
Assumed health care cost trend rates at December 31 are shown in the table below.

	December 31,
	2012	2011
Health care cost trend rate assumed for next year	5.0%	5.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2012	2012
A one-percentage point change in the assumed health care cost trend rate would have the following effects:

(in thousands)	1% Increase	1% Decrease
Effect on accumulated postretirement benefit obligation as of December 31, 2012	$237	$(185)
Effect on net periodic postretirement benefit cost in 2012	16	(12)
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
While the pension obligation is long-term in nature for each of our foreign plans, the investment strategies followed by each plan vary to some degree based upon the laws of a particular country, as well as the provisions of the specific pension trust. The United Kingdom and Canadian plans are invested predominantly in equity securities and debt securities. The funds of these plans are managed by various trustees and investment companies whose performance is reviewed throughout the year. The Belgian plan is invested in an insurance contract. The Mexican plan is invested in various mutual funds. The German plan has no assets.
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

	December 31, 2012				December 31, 2011
		Fair Value Measurements Using				Fair Value Measurements Using
(in thousands)	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Pension Plans
Equity securities:
U.S. companies	$6,927	$6,927	$0	$0	$5,833	$5,833	$0	$0
International companies	48,244	48,244	0	0	38,159	38,159	0	0
Debt securities—corporate	37,266	37,266	0	0	16,715	16,715	0	0
Debt securities—government	4,338	4,338	0	0	20,222	20,222	0	0
Mutual funds	52	52	0	0	0	0	0	0
Cash and cash equivalents	559	559	0	0	297	297	0	0
Pooled investment funds:
Equity securities—U.S. companies	888	0	888	0	825	0	825	0
Equity securities—international companies	10,908	0	10,908	0	8,735	0	8,735	0
Debt securities—corporate	693	0	693	0	690	0	690	0
Debt securities—government	901	0	901	0	779	0	779	0
Money market instruments	0	0	0	0	1,635	0	1,635	0
Cash and cash equivalents	482	0	482	0	333	0	333	0
Property	4,409	0	4,409	0	4,166	0	4,166	0
Insurance contract	10,725	0	10,725	0	9,788	0	9,788	0
	$126,392	$97,386	$29,006	$0	$108,177	$81,226	$26,951	$0
The valuation methodologies used to develop the fair value measurements for the investments in the table above are outlined below. There have been no changes in the valuation techniques used to value the investments.

•	Equity securities are valued at the closing price reported on a national exchange.

•	Corporate and government debt securities are composed of bond funds that are priced daily.

•	Mutual funds are valued at the closing price reported on a national exchange.

•	Cash and cash equivalents are valued at cost.

•
The pooled investment funds are priced daily. The underlying assets that are invested in equity securities, as well as corporate and government debt securities, are listed on a recognized exchange. The underlying assets that are invested in property are valued monthly by an independent property management firm.

•
The insurance contracts are funds deposited with an insurance company and are stated at an amount equal to the sum of all amounts deposited less the sum of all amounts withdrawn, adjusted for investment return.

Notes to Consolidated Financial Statements

Cash Flows—For foreign pension plans, NewMarket expects to contribute $7 million to the plans in 2013. We expect to contribute approximately $150 thousand to the Canadian postretirement benefit plan. The expected benefit payments for the next ten years are as follows:

(in thousands)	Expected Pension Benefit Payments	Expected Postretirement Benefit Payments
2013	$4,540	$149
2014	3,513	154
2015	4,543	158
2016	3,711	161
2017	5,594	162
2018 through 2022	21,535	806

20.	Other Expense, Net
Other expense, net was $3 million in 2012, $18 million in 2011, and $10 million in 2010, primarily representing a loss on the Goldman Sachs interest rate swap derivative instrument recorded at fair value. See Note 16 for additional information on the interest rate swap. In 2012, this loss was partially offset by a gain related to the sale of common stock that was received in 2011 as part of a legal settlement with Innospec, which is discussed further in Note 24.

21.	Gains and Losses on Foreign Currency
Transactions conducted in a foreign currency resulted in a net loss of $5 million in 2012 and $2 million in both 2011 and 2010. These amounts are reported in cost of sales.

Notes to Consolidated Financial Statements

22.	Income Tax Expense
Our income before income taxes, as well as the provision for income taxes, follows:

	Years Ended December 31,
(in thousands)	2012	2011	2010
Income before income tax expense
Domestic	$230,995	$198,153	$149,640
Foreign	110,396	105,564	110,356
	$341,391	$303,717	$259,996
Income tax expense
Current income taxes
Federal	$69,170	$55,909	$45,658
State	8,304	9,996	4,470
Foreign	26,300	28,530	30,810
	103,774	94,435	80,938
Deferred income taxes
Federal	(2,087)	1,380	1,319
State	(199)	230	62
Foreign	310	765	552
	(1,976)	2,375	1,933
Total income tax expense	$101,798	$96,810	$82,871

The reconciliation of the U.S. federal statutory rate to the effective income tax rate follows:

	% of Income Before Income Tax Expense
	2012	2011	2010
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal tax	1.5	1.9	1.4
Foreign operations	(2.3)	(2.0)	(1.8)
Employee savings plan	(1.9)	(0.2)	(0.2)
Research tax credit	0.0	(0.7)	(0.7)
Domestic manufacturing tax benefit	(2.1)	(2.4)	(1.4)
Other items and adjustments	(0.4)	0.3	(0.4)
Effective income tax rate	29.8%	31.9%	31.9%
The table above does not include the research tax credit for 2012, as the credit was not signed into law until January 2013. Certain foreign operations have a U.S. tax impact due to our election to include their earnings in our federal income tax return.

Notes to Consolidated Financial Statements

Our deferred income tax assets and liabilities follow.

	December 31,
(in thousands)	2012	2011
Deferred income tax assets
Future employee benefits	$56,643	$45,502
Environmental and future shutdown reserves	6,981	7,751
Loss on derivatives	14,305	15,466
Trademark expenses	5,152	4,911
Foreign currency translation adjustments	4,383	4,713
Litigation accruals	1,214	1,289
Financed intangible asset	1,606	1,779
Other	4,769	3,465
	95,053	84,876
Deferred income tax liabilities
Depreciation and amortization	25,623	25,664
Intangibles	3,029	5,067
Inventory valuation and related reserves	2,153	2,851
Undistributed earnings of foreign subsidiaries	3,851	4,995
Other	3,560	3,233
	38,216	41,810
Net deferred income tax assets	$56,837	$43,066
Reconciliation to financial statements
Deferred income tax assets—current	$8,452	$7,261
Deferred income tax assets—noncurrent	48,385	35,805
Net deferred income tax assets	$56,837	$43,066
Our deferred taxes are in a net asset position at December 31, 2012. Based on current forecast operating plans and historical profitability, we believe that we will recover nearly the full benefit of our deferred tax assets and have, therefore, recorded an immaterial valuation allowance at a foreign subsidiary.

Notes to Consolidated Financial Statements

A reconciliation of the beginning and ending balances of the unrecognized tax benefits from uncertain positions is as follows (in thousands):

Balance at January 1, 2010	$917
Additions for tax positions of prior years	333
Decreases for tax positions of prior years	(517)
Balance at December 31, 2010	733
Additions for tax positions of prior years	200
Decreases for tax positions of prior years	(333)
Balance at December 31, 2011	600
Additions for tax positions of prior years	2,023
Decreases for tax positions of prior years	(200)
Balance at December 31, 2012	$2,423
At December 31, 2012, $1.2 million of this amount if recognized, would affect our effective tax rate.
Accrued interest associated with uncertain tax positions was $117 thousand at December 31, 2012, $45 thousand at December 31, 2011, and $50 thousand at December 31, 2010. No material amounts of interest were recorded in 2012, 2011, or 2010. We recognize accrued interest and penalties associated with uncertain tax positions as part of income tax expense on our Consolidated Statements of Income.
We expect the amount of unrecognized tax benefits to change in the next twelve months; however, we do not expect the change to have a material impact on our financial statements.
Our U.S. subsidiaries file a U.S. federal consolidated income tax return. We are no longer subject to U.S. federal income tax examinations for years before 2009. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from three to five years. Years still open to examination by foreign tax authorities in major jurisdictions include: the United Kingdom (2010 and forward); Singapore (2005 and forward); Japan (2008 and forward); Belgium (2009 and forward); Canada (2005 and forward); and Brazil (2009 and forward). We are currently under examination in various U.S. state and foreign jurisdictions.

23.	Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
The balances of, and changes in, the components of accumulated other comprehensive loss, net of tax, consist of the following:

(in thousands)	Pension Plans and Other Postretirement Benefits	Derivative Instruments	Foreign Currency Translation Adjustments	Marketable Securities	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2009	$(60,055)	$(2,664)	$(12,065)	$0	$(74,784)
Other comprehensive (loss) income	8,493	(1,487)	(6,042)	0	964
Balance at December 31, 2010	(51,562)	(4,151)	(18,107)	0	(73,820)
Other comprehensive (loss) income	(24,854)	(585)	163	364	(24,912)
Balance at December 31, 2011	(76,416)	(4,736)	(17,944)	364	(98,732)
Other comprehensive (loss) income	(19,723)	563	7,567	(364)	(11,957)
Balance at December 31, 2012	$(96,139)	$(4,173)	$(10,377)	$0	$(110,689)

Notes to Consolidated Financial Statements

24.	Segment and Geographic Area Information
Segment Information—The tables below show our consolidated segment results. The “All other” category includes the operations of the TEL business, as well as certain contract manufacturing performed by Ethyl.
The accounting policies of the segments are the same as those described in Note 1. We evaluate the performance of the petroleum additives business based on segment operating profit. NewMarket Services departments and other expenses are billed to Afton and Ethyl based on the services provided under the holding company structure. Depreciation on segment property, plant, and equipment, as well as amortization of segment intangible assets is included in segment operating profit. No transfers occurred between the petroleum additives segment, the real estate development segment, or the “All other” category during the periods presented. The table below reports revenue and operating profit by segment, as well as a reconciliation to income before income tax expense for the last three years.

	Years Ended December 31,
(in thousands)	2012	2011	2010
Consolidated revenue
Petroleum additives
Lubricant additives	$1,750,107	$1,684,561	$1,412,049
Fuel additives	450,673	441,883	362,323
Total	2,200,780	2,126,444	1,774,372
Real estate development	11,431	11,431	11,316
All other	11,098	11,683	11,704
Consolidated revenue (a)	$2,223,309	$2,149,558	$1,797,392
Segment operating profit
Petroleum additives:
Petroleum additives before gain on legal settlement, net	$371,964	$309,626	$299,053
Gain on legal settlement, net (b)	0	38,656	0
Total petroleum additives	371,964	348,282	299,053
Real estate development	7,043	7,042	7,000
All other	6,272	2,861	2,403
Segment operating profit	385,279	358,185	308,456
Corporate, general, and administrative expenses	(20,192)	(16,709)	(20,330)
Interest and financing expenses, net	(10,815)	(18,820)	(17,261)
Loss on interest rate swap agreement (c)	(5,346)	(17,516)	(10,324)
Loss on early extinguishment of debt (d)	(9,932)	0	0
Other income (expense), net	2,397	(1,423)	(545)
Income before income tax expense	$341,391	$303,717	$259,996

(a)
Net sales to one customer of our petroleum additives segment exceeded 10% of consolidated revenue in 2012, 2011, and 2010. Sales to Shell amounted to $252 million (11% of consolidated revenue) in 2012, $246 million (11% of consolidated revenue) in 2011, and $217 million (12% of consolidated revenue) in 2010. These sales represent a wide range of products sold to this customer in multiple regions of the world.

(b)
For 2011, the petroleum additives segment includes a net gain of $38.7 million related to a legal settlement. On September 13, 2011, we signed a settlement agreement with Innospec Inc. and its subsidiaries, Alcor Chemie Vertriebs GmbH and Innospec Ltd. (collectively, Innospec) which provided for mutual releases of the parties and

Notes to Consolidated Financial Statements

dismissal of the actions with prejudice. Under the settlement agreement, Innospec will pay NewMarket an aggregate amount of approximately $45 million in a combination of cash, a promissory note, and stock, of which $25 million was paid in cash on September 20, 2011 and $5 million was paid in the form of 195,313 shares of unregistered Innospec Inc. common stock. Fifteen million dollars is payable in three equal annual installments of $5 million under the promissory note, which bears simple interest at 1% per year. The first installment was paid in September 2012. The gain is net of expenses related to the settlement of the lawsuit.

(c)
The loss on interest rate swap agreement represents the change, since the beginning of the reporting period, in the fair value of an interest rate swap which we entered into on June 25, 2009. We are not using hedge accounting to record the interest rate swap, and accordingly, any change in the fair value is immediately recognized in earnings.

(d)
In March 2012, we entered into a $650 million five-year unsecured revolving credit facility which replaced our previous $300 million unsecured revolving credit facility. In April 2012, we used a portion of this new credit facility to fund the early redemption of all of our outstanding 7.125% senior notes due 2016, representing an aggregate principal amount of $150 million. In May 2012, we used a portion of the new credit facility to repay the outstanding principal amount on the Foundry Park I, LLC mortgage loan agreement (mortgage loan). As a result, we recognized a loss on early extinguishment of debt of $9.9 million during the year ended December 31, 2012 from accelerated amortization of financing fees associated with the prior revolving credit facility, the 7.125% senior notes, and the mortgage loan, as well as costs associated with redeeming the 7.125% senior notes prior to maturity.

Notes to Consolidated Financial Statements

The following table shows asset information by segment and the reconciliation to consolidated assets. Segment assets consist of accounts receivable, inventory, and long-lived assets. Long-lived assets in the table below include property, plant, and equipment, net of depreciation, as well as intangible assets and certain other assets, both net of amortization.

(in thousands)	2012	2011	2010
Segment assets
Petroleum additives	$873,277	$854,134	$768,814
Real estate development	104,727	109,162	112,385
All other	14,018	14,125	17,246
	992,022	977,421	898,445
Cash and cash equivalents	89,129	50,370	49,192
Short-term investments	0	0	300
Other accounts receivable	12,178	173	5,906
Deferred income taxes	56,837	43,066	28,850
Prepaid expenses	18,173	36,943	15,358
Non-segment property, plant, and equipment, net	25,250	24,791	23,315
Prepaid pension cost	12,710	11,494	8,597
Other assets and deferred charges	51,211	47,404	32,778
Total assets	$1,257,510	$1,191,662	$1,062,741
Additions to long-lived assets
Petroleum additives	$36,873	$50,760	$42,908
Real estate development	0	0	2,046
All other	0	30	51
Corporate	1,880	2,725	1,631
Total additions to long-lived assets	$38,753	$53,515	$46,636
Depreciation and amortization
Petroleum additives	$36,197	$36,604	$32,454
Real estate development	4,847	4,091	4,065
All other	112	112	98
Corporate	2,233	2,545	2,517
Total depreciation and amortization	$43,389	$43,352	$39,134

Notes to Consolidated Financial Statements

Geographic Area Information - The table below reports revenue, total assets, and long-lived assets by geographic area. Long-lived assets in the table below include property, plant, and equipment, net of depreciation. No country, except for the United States, exceeded 10% of consolidated revenue or long-lived assets in any year. However, because our foreign operations are significant to our overall business, we are presenting revenue in the table below by the major regions in which we operate. NewMarket assigns revenues to geographic areas based on the location to which the product was shipped to a third party.

(in thousands)	2012	2011	2010
Consolidated revenue
United States	$811,185	$767,715	$650,781
Europe, Middle East, Africa, India	692,132	727,632	632,767
Asia Pacific	440,589	405,534	329,374
Other foreign	279,403	248,677	184,470
Consolidated revenue	$2,223,309	$2,149,558	$1,797,392
Total assets
United States	$653,069	$642,976	$586,713
Foreign	604,441	548,686	476,028
Total assets	$1,257,510	$1,191,662	$1,062,741
Long-lived assets
United States	$255,150	$256,998	$255,785
Foreign	103,221	95,968	78,191
Total long-lived assets	$358,371	$352,966	$333,976

Notes to Consolidated Financial Statements

25.	Selected Quarterly Consolidated Financial Data (unaudited)

(in thousands, except per-share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012
Total revenue	$562,679	$590,406	$554,044	$516,180
Gross profit	169,536	165,399	162,059	140,536
Net income	66,547	55,268	64,715	53,063
Basic earnings per share
Net income	4.96	4.12	4.83	3.94
Diluted earnings per share
Net income	4.96	4.12	4.83	3.94
2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$508,083	$578,523	$557,396	$505,556
Gross profit	140,964	147,796	145,196	125,071
Net income	49,589	52,259	71,361	33,698
Basic earnings per share
Net income	3.57	3.77	5.22	2.51
Diluted earnings per share
Net income	3.57	3.77	5.22	2.51

26.	Recently Issued Accounting Pronouncements

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

In February 2013, FASB issued Accounting Standard Update 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" (ASU 2013-02). ASU 2013-02 requires companies to present certain information related to reclassification adjustments from accumulated other comprehensive income on either the face of the financial statements or in a single note. The required information includes the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. ASU 2013-02 is effective for interim and annual periods beginning after December 31, 2012. We are currently evaluating the impact of ASU 2013-02 on our financial statements.

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
We have a Financial Disclosure Committee (the committee), which is made up of the president of Afton, the general counsel of NewMarket, and the controller of NewMarket. The committee, as well as regional management, makes representations with regard to the financial statements that, to the best of their knowledge, the report does not contain any misstatement of a material fact or omit a material fact that is necessary to make the statements not misleading with respect to the periods covered by the report.
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
There has been no change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in “Internal Control—Integrated Framework,” our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2012. The effectiveness of our internal control over financial reporting as of December 31, 2012, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our definitive Proxy Statement for our 2013 annual meeting of shareholders (Proxy Statement) under the headings entitled “Election of Directors,” “Committees of Our Board,” “Certain Relationships and Related Transactions,” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is included in Part I of this Form 10-K under the heading entitled “Executive Officers of the Registrant.”
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
The information required by this item is incorporated by reference to our Proxy Statement under the headings (including the narrative disclosures following a referenced table) entitled “Compensation Discussion and Analysis,” “The Compensation Committee Report,” “Compensation of Executive Officers,” and “Compensation of Directors.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Except as noted below, the information required by this item is incorporated by reference to our Proxy Statement under the heading “Stock Ownership.”
The following table presents information as of December 31, 2012 with respect to equity compensation plans under which shares of our common stock are authorized for issuance.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (b)
Equity compensation plans approved by shareholders:
2004 Incentive Compensation and Stock Plan	0	$0	1,438,157
Equity compensation plans not approved by shareholders (c):	0	0	0
Total	0	$0	1,438,157

(a)	There are no outstanding options, rights, or warrants.

(b)	Amounts exclude any securities to be issued upon exercise of outstanding options.

(c)	We do not have any equity compensation plans that have not been approved by shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)(1)	Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income for each of the three years in the periods ended December 31, 2012, 2011, and 2010

Consolidated Statements of Comprehensive Income for each of the three years in the periods ended December 31, 2012, 2011, and 2010

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Shareholders' Equity for each of the three years in the periods ended December 31, 2012, 2011, and 2010

Consolidated Statements of Cash Flows for each of the three years in the periods ended December 31, 2012, 2011, and 2010

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

4.1
Indenture, dated as of December 20, 2012, among NewMarket Corporation, the guarantors listed on the signature pages thereto and U.S. Bank National Association, as trustee, (incorporated by reference to Exhibit 4.1 to Form 8-K (File No. 1-32190) filed December 21, 2012)

	4.2	Form of 4.10% Senior Notes due 2022 (Included in Exhibit 4.1) (incorporated by reference to Exhibit 4.1 to Form 8-K (File No. 1-32190) filed December 21, 2012)

4.3
Registration Rights Agreement, dated as of December 20, 2012, among NewMarket Corporation, the guarantors listed on the signature pages thereto and J.P. Morgan Securities LLC and the other several initial purchasers of the Notes (incorporated by reference to Exhibit 4.3 to Form 8-K (File No. 1-32190) filed December 21, 2012)

10.1
Credit Agreement dated as of March 14, 2012, by and among the Company and the Foreign Subsidiary Borrowers party thereto; the Lenders party thereto; JPMorgan Chase Bank, N.A. as Administrative Agent; Citizens Bank of Pennsylvania as Syndication Agent; and Bank of America, N.A. and PNC Bank, National Association as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32190) filed March 15, 2012)

10.2
International Swap Dealers Association, Inc. Master Agreement dated June 25, 2009, between NewMarket Corporation and Goldman Sachs Bank USA (ISDA Master Agreement) (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32190) filed June 30, 2009)

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

10.14	Summary of Compensation of Named Executive Officers*

10.15	Summary of Directors’ Compensation*

10.16
NewMarket Corporation Additional Benefit Agreement, dated May 1, 2006, between NewMarket Corporation and C.S. Warren Huang (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32190) filed May 2, 2006)*

10.17	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32190) filed August 21, 2012)*

12	Computation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Thomas E. Gottwald

31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David A. Fiorenza

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Thomas E. Gottwald

32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David A. Fiorenza

101	XBRL Instance Document and Related Items

*	Indicates management contracts, compensatory plans or arrangements of the company required to be filed as an exhibit

(B)	Exhibits—The response to this portion of Item 15 is submitted as a separate section of this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWMARKET CORPORATION

By:	/s/ Thomas E. Gottwald
(Thomas E. Gottwald, President and Chief Executive Officer)
Date: February 15, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 15, 2013.

SIGNATURE	TITLE

/S/ BRUCE C. GOTTWALD	Chairman of the Board, Chairman of the Executive Committee, and Director
(Bruce C. Gottwald)

/S/ THOMAS E. GOTTWALD	President, Chief Executive Officer, and Director (Principal Executive Officer)
(Thomas E. Gottwald)

/S/ D. A. FIORENZA	Vice President and Chief Financial Officer (Principal Financial Officer)
(David A. Fiorenza)

/S/ WAYNE C. DRINKWATER	Controller (Principal Accounting Officer)
(Wayne C. Drinkwater)

/S/ PHYLLIS COTHRAN	Director
(Phyllis L. Cothran)

/S/ MARK M. GAMBILL	Director
(Mark M. Gambill)

/S/ P. D. HANLEY	Director
(Patrick D. Hanley)

/S/ J. E. ROGERS	Director
(James E. Rogers)

/S/ C. B. WALKER	Director
(Charles B. Walker)

EXHIBIT INDEX

Exhibit 10.14	Summary of Compensation of Named Executive Officers

Exhibit 10.15	Summary of Directors’ Compensation

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges

Exhibit 21	Subsidiaries of the Registrant

Exhibit 23	Consent of Independent Registered Public Accounting Firm

Exhibit 31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Thomas E. Gottwald

Exhibit 31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David A. Fiorenza

Exhibit 32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Thomas E. Gottwald

Exhibit 32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David A. Fiorenza

Exhibit 101	XBRL Instance Document and Related Items