Form 10-Q
period 2013-03-31
NEWMARKET CORP
filed 2013-04-29
CIK 1282637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Yes  ☐ No  ☒
Number of shares of common stock, without par value, outstanding as of March 31, 2013: 13,327,077

NEWMARKET CORPORATION

INDEX

PART I.     FINANCIAL INFORMATION
ITEM 1.     Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(in thousands, except per-share amounts)	Three Months Ended March 31,
	2013	2012
Revenue:
Net sales - product	$559,750	$559,821
Rental revenue	2,858	2,858
	562,608	562,679
Costs:
Cost of goods sold - product	391,343	392,075
Cost of rental	1,068	1,068
	392,411	393,143
Gross profit	170,197	169,536
Selling, general, and administrative expenses	40,941	36,908
Research, development, and testing expenses	31,021	27,895
Operating profit	98,235	104,733
Interest and financing expenses, net	5,109	4,482
Loss on early extinguishment of debt	0	3,221
Other income, net	747	1,773
Income before income tax expense	93,873	98,803
Income tax expense	26,038	32,256
Net income	$67,835	$66,547
Earnings per share - basic and diluted	$5.07	$4.96
Cash dividends declared per common share	$0.90	$0.75

See accompanying Notes to Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(in thousands)	Three Months Ended March 31,
	2013	2012
Net income	$67,835	$66,547
Other comprehensive (loss) income:
Pension plans and other postretirement benefits:
Amortization of prior service cost included in net periodic benefit cost, net of income tax expense of $2 in 2013 and $10 in 2012	2	5
Amortization of actuarial net loss included in net periodic benefit cost, net of income tax expense of $794 in 2013 and $545 in 2012	1,363	1,031
Amortization of transition obligation included in net periodic benefit cost, net of income tax expense of $3 in 2013 and 2012	10	10
Total pension plans and other postretirement benefits	1,375	1,046
Derivative instruments:
Unrealized loss on derivative instruments, net of income tax benefit of $89 in 2012	0	(139)
Reclassification adjustments for losses on derivative instruments included in net income, net of income tax expense of $135 in 2013 and $155 in 2012	213	244
Total derivative instruments	213	105
Foreign currency translation adjustments, net of income tax (benefit) expense of ($674) in 2013 and $472 in 2012	(18,280)	6,669
Unrealized gain on marketable securities, net of income tax expense of $164 in 2012	0	265
Other comprehensive (loss) income	(16,692)	8,085
Comprehensive income	$51,143	$74,632

See accompanying Notes to Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share amounts)	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$64,013	$89,129
Trade and other accounts receivable, less allowance for doubtful accounts ($502 in 2013 and $319 in 2012)	331,155	297,055
Inventories:
Finished goods and work-in-process	260,682	265,017
Raw materials	51,970	48,881
Stores, supplies, and other	8,687	8,776
	321,339	322,674
Deferred income taxes	7,451	8,452
Prepaid expenses and other current assets	34,256	18,185
Total current assets	758,214	735,495
Property, plant, and equipment, at cost	1,078,658	1,070,967
Less accumulated depreciation and amortization	718,064	712,596
Net property, plant, and equipment	360,594	358,371
Prepaid pension cost	12,800	12,710
Deferred income taxes	53,960	55,123
Other assets and deferred charges	67,443	72,007
Intangibles (net of amortization) and goodwill	28,378	30,542
Total assets	$1,281,389	$1,264,248
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$115,675	$119,298
Accrued expenses	65,549	79,061
Dividends payable	10,282	0
Book overdraft	5,149	3,906
Long-term debt, current portion	5,193	4,382
Income taxes payable	25,294	10,024
Total current liabilities	227,142	216,671
Long-term debt	425,422	424,407
Other noncurrent liabilities	210,256	220,965
Total liabilities	862,820	862,043
Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock and paid-in capital (without par value; authorized shares - 80,000,000; issued and outstanding shares - 13,327,077 at March 31, 2013 and 13,417,877 at December 31, 2012)	0	721
Accumulated other comprehensive loss	(127,381)	(110,689)
Retained earnings	545,950	512,173
	418,569	402,205
Total liabilities and shareholders’ equity	$1,281,389	$1,264,248

See accompanying Notes to Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in thousands, except share and per-share amounts)	Common Stock and Paid-in Capital		Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2011	13,404,831	$64	$(98,732)	$648,261	$549,593
Net income				239,593	239,593
Other comprehensive loss			(11,957)		(11,957)
Ordinary cash dividends ($3.00 per share)				(40,234)	(40,234)
Special cash dividend ($25.00 per share)				(335,447)	(335,447)
Stock-based compensation	13,046	657			657
Balance at December 31, 2012	13,417,877	721	(110,689)	512,173	402,205
Net income				67,835	67,835
Other comprehensive loss			(16,692)		(16,692)
Ordinary cash dividends ($0.90 per share)				(11,998)	(11,998)
Repurchases of common stock	(90,800)	(969)		(22,060)	(23,029)
Stock-based compensation		248			248
Balance at March 31, 2013	13,327,077	$0	$(127,381)	$545,950	$418,569

See accompanying Notes to Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands)	Three Months Ended March 31,
	2013	2012
Cash and cash equivalents at beginning of year	$89,129	$50,370
Cash flows from operating activities:
Net income	67,835	66,547
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	11,796	10,482
Noncash environmental remediation and dismantling	281	251
Noncash pension benefits expense	4,569	3,792
Noncash postretirement benefits expense	877	993
Noncash foreign exchange (gain) loss	(86)	1,215
Deferred income tax expense	1,742	3,077
Loss on early extinguishment of debt	0	3,221
Restricted stock award	244	0
Unrealized gain on derivative instruments, net	(3,212)	(4,208)
Working capital changes	(55,707)	(22,877)
Realized loss on derivative instruments, net	2,535	2,474
Cash pension benefits contributions	(7,573)	(7,355)
Cash postretirement benefits contributions	(458)	(628)
Change in book overdraft	1,243	6,032
Other, net	3,042	74
Cash provided from (used in) operating activities	27,128	63,090
Cash flows from investing activities:
Capital expenditures	(16,109)	(7,432)
Deposits for interest rate swap	(2,982)	(5,079)
Return of deposits for interest rate swap	6,850	8,340
Payments on settlement of interest rate swap	(2,617)	(2,574)
Receipts from settlement of interest rate swap	82	100
Cash provided from (used in) investing activities	(14,776)	(6,645)
Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facility	1,000	(22,000)
Repayment of Foundry Park I mortgage loan	0	(715)
Net borrowings (repayments) under lines of credit	811	(223)
Dividends paid	(11,998)	(10,054)
Debt issuance costs	(1,115)	(2,351)
Repurchases of common stock	(22,508)	0
Cash provided from (used in) financing activities	(33,810)	(35,343)
Effect of foreign exchange on cash and cash equivalents	(3,658)	1,274
(Decrease) increase in cash and cash equivalents	(25,116)	22,376
Cash and cash equivalents at end of period	$64,013	$72,746

See accompanying Notes to Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Financial Statement Presentation
In the opinion of management, the accompanying consolidated financial statements of NewMarket Corporation and its subsidiaries contain all necessary adjustments for the fair statement of, in all material respects, our consolidated financial position as of March 31, 2013 and December 31, 2012, the change in our shareholders’ equity for the three months ended March 31, 2013 and the year ended December 31, 2012, our consolidated results of operation, comprehensive income, and cash flows for the three months ended March 31, 2013 and March 31, 2012. All adjustments are of a normal, recurring nature, unless otherwise disclosed. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the NewMarket Corporation Annual Report on Form 10-K for the year ended December 31, 2012 (2012 Annual Report), as filed with the Securities and Exchange Commission (SEC). The results of operation for the three month period ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013. The December 31, 2012 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
Unless the context otherwise indicates, all references to “we,” “us,” “our,” the “Company,” and “NewMarket” are to NewMarket Corporation and its consolidated subsidiaries.
At both March 31, 2013 and December 31, 2012, we had a book overdraft for some of our disbursement cash accounts. A book overdraft represents disbursements that have not cleared the bank accounts at the end of the reporting period. There are no agreements with the same banks to offset the presented balance. We transfer cash on an as-needed basis to fund these items as they clear the bank in subsequent periods.
Certain reclassifications have been made to the accompanying consolidated financial statements to conform to the current presentation.
Cash dividends for the three months ended March 31, 2013 and March 31, 2012 were declared and paid as shown in the table below.

Year	Date Declared	Date Paid	Per Share Amount
2013	February 28, 2013	April 1, 2013	$0.90
2012	February 23, 2012	April 2, 2012	0.75

2.    Asset Retirement Obligations
Our asset retirement obligations are related primarily to past tetraethyl lead (TEL) operations. The following table illustrates the activity associated with our asset retirement obligations for the three months ended March 31, 2013 and March 31, 2012.

(in thousands)	2013	2012
Asset retirement obligations, January 1	$2,800	$3,297
Accretion expense	30	43
Liabilities settled	(297)	(128)
Changes in expected cash flows and timing	185	98
Asset retirement obligations, March 31	$2,718	$3,310

3.    Segment Information
The tables below show our consolidated segment results. The “All other” category includes the operations of the TEL business, as well as certain contract manufacturing performed by Ethyl Corporation (Ethyl).

Consolidated Revenue by Segment

	Three Months Ended March 31,
(in thousands)	2013	2012
Petroleum additives
Lubricant additives	$452,672	$444,545
Fuel additives	105,728	113,147
Total	558,400	557,692
Real estate development	2,858	2,858
All other	1,350	2,129
Consolidated revenue	$562,608	$562,679

Segment Operating Profit

	Three Months Ended March 31,
(in thousands)	2013	2012
Petroleum additives	$102,028	$107,154
Real estate development	1,790	1,789
All other	(401)	519
Segment operating profit	103,417	109,462
Corporate, general, and administrative expenses	(5,216)	(5,505)
Interest and financing expenses, net	(5,109)	(4,482)
Gain on interest rate swap agreement (a)	678	1,735
Loss on early extinguishment of debt (b)	0	(3,221)
Other income, net	103	814
Income before income tax expense	$93,873	$98,803

(a)
The gain on interest rate swap agreement represents the change, since the beginning of the reporting period, in the fair value of an interest rate swap which we entered into on June 25, 2009. We are not using hedge accounting to record the interest rate swap, and accordingly, any change in the fair value is immediately recognized in earnings.

(b)
In March 2012, we entered into a $650 million five-year unsecured revolving credit facility which replaced our previous $300 million unsecured revolving credit facility. During 2012, we used a portion of the $650 million revolving credit facility to fund the early redemption of all of our then outstanding 7.125% senior notes (7.125% senior notes), as well as to repay the outstanding principal amount on the Foundry Park I mortgage loan. As a result, during the three months ended March 31, 2012, we recognized a loss on early extinguishment of debt of $3.2 million from accelerated amortization of financing fees associated with the prior revolving credit facility and costs associated with redeeming the 7.125% senior notes prior to maturity.

Segment Depreciation and Amortization

	Three Months Ended March 31,
(in thousands)	2013	2012
Petroleum additives	$9,829	$8,797
Real estate development	1,295	946
All other and corporate	672	739
Total depreciation and amortization	$11,796	$10,482

4.    Pension Plans and Other Postretirement Benefits
The table below shows cash contributions made during the three months ended March 31, 2013, as well as expected remaining cash contributions for the year ending December 31, 2013 for both our domestic and foreign pension plans and postretirement benefit plans.

(in thousands)	Actual Cash Contributions for Three Months Ended March 31, 2013	Expected Remaining Cash Contributions for Year Ending December 31, 2013
Domestic plans
Pension benefits	$5,635	$16,915
Postretirement benefits	409	1,228
Foreign plans
Pension benefits	1,938	4,930
Postretirement benefits	49	147

The tables below present information on net periodic benefit cost for our pension and postretirement benefit plans.

	Domestic
	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,
(in thousands)	2013	2012	2013	2012
Service cost	$2,663	$2,157	$499	$522
Interest cost	2,384	2,359	682	787
Expected return on plan assets	(3,617)	(3,301)	(364)	(373)
Amortization of prior service cost	4	53	2	2
Amortization of actuarial net loss	1,801	1,292	0	0
Net periodic benefit cost	$3,235	$2,560	$819	$938

	Foreign
	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,
(in thousands)	2013	2012	2013	2012
Service cost	$1,354	$1,167	$8	$7
Interest cost	1,357	1,333	27	27
Expected return on plan assets	(1,729)	(1,506)	0	0
Amortization of prior service credit	(2)	(38)	0	0
Amortization of transition obligation	0	0	13	13
Amortization of actuarial net loss	354	276	10	8
Net periodic benefit cost	$1,334	$1,232	$58	$55

5.    Earnings Per Share
Options and stock-based compensation awards are not included in the computation of diluted earnings per share if the impact on earnings per share would be anti-dilutive. We had 11,940 shares of nonvested restricted stock that were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2013. We had no anti-dilutive options or stock-based compensation awards that were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2012.
The nonvested restricted stock is considered a participating security since the stock contains nonforfeitable rights to dividends. As such, we use the two-class method to compute basic and diluted earnings per share. The following table illustrates the earnings allocation method utilized in the calculation of basic and diluted earnings per share.

	Three Months Ended March 31,
(in thousands, except per-share amounts)	2013	2012
Earnings per share numerator:
Net income attributable to common shareholders before allocation of earnings to participating securities	$67,835	$66,547
Earnings allocated to participating securities	61	0
Net income attributable to common shareholders after allocation of earnings to participating securities	$67,774	$66,547
Earnings per share denominator:
Weighted-average number of shares of common stock outstanding - basic and diluted	13,376	13,405
Earnings per share - basic and diluted	$5.07	$4.96

6.    Intangibles (Net of Amortization) and Goodwill

	Identifiable Intangibles
	March 31, 2013		December 31, 2012
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Formulas and technology	$91,526	$76,106	$91,662	$74,762
Contracts	9,593	7,079	9,593	6,734
Customer bases	7,006	2,509	7,021	2,400
Trademarks and trade names	1,560	492	1,586	426
Goodwill	4,879		5,002
	$114,564	$86,186	$114,864	$84,322

All of the intangibles relate to the petroleum additives segment. The change in the gross carrying amount between 2012 and 2013 is due to foreign currency fluctuations. There is no accumulated goodwill impairment.
Amortization expense was (in millions):

Three months ended March 31, 2013	$1.9
Three months ended March 31, 2012	1.9

Estimated amortization expense for the remainder of 2013, as well as annual amortization expense related to our intangible assets for the next five years is expected to be (in millions):

2013	$5.2
2014	6.2
2015	5.8
2016	1.9
2017	0.7
2018	0.7

Generally, we amortize the cost of the customer base intangibles by an accelerated method and the cost of the remaining intangible assets by the straight-line method over their estimated economic lives. We generally amortize contracts over 1.5 to 10 years; customer bases over 20 years; and formulas and technology over 5 to 20 years. Trademarks and trade names are amortized over 10 years.

7.    Long-term Debt

(in thousands)	March 31, 2013	December 31, 2012
Senior notes - 4.10% due 2022	$349,422	$349,407
Revolving credit facility	76,000	75,000
Lines of credit	5,193	4,382
	430,615	428,789
Current maturities of long-term debt	(5,193)	(4,382)
	$425,422	$424,407

At March 31, 2013, we had outstanding senior notes in the aggregate principal amount of $350 million that bear interest at a fixed rate of 4.10% and are due in 2022 (4.10% senior notes). During March 2013, we registered these 4.10% senior notes under the Securities Act of 1933 and commenced an offer to exchange the previously unregistered 4.10% senior notes that were outstanding at December 31, 2012 for an equal aggregate principal amount.

The following table provides information related to the unused portion of our revolving credit facility in effect at March 31, 2013 and December 31, 2012:

(in millions)	March 31, 2013	December 31, 2012
Maximum borrowing capacity under the revolving credit facility	$650.0	$650.0
Outstanding borrowings under the revolving credit facility	76.0	75.0
Outstanding letters of credit	3.1	3.1
Unused portion of revolving credit facility	$570.9	$571.9

For further information on the outstanding letters of credit, see Note 8. The average interest rate for borrowings under our revolving credit facility was 2.16% during the first three months of 2013 and 1.84% during 2012.
We were in compliance with all covenants under our debt agreements at March 31, 2013 and at December 31, 2012.

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
Environmental
In 2000, the Environmental Protection Agency (EPA) named us as a potentially responsible party (PRP) under Superfund law for the clean-up of soil and groundwater contamination at the five grouped disposal sites known as "Sauget Area 2 Sites" in Sauget, Illinois. Without admitting any fact, responsibility, fault, or liability in connection with this site, we are participating with other PRPs in site investigations and feasibility studies. The Sauget Area 2 Sites PRPs received notice of approval from the EPA of the Remedial Investigation report on February 27, 2009, notice of approval of the October 2009 Human Health Risk Assessment on December 17, 2009, and approval of the Feasibility Study (FS) report on April 3, 2013. We have accrued our estimated proportional share of the expenses for the FS, as well as our best estimate of our proportional share of the remediation liability proposed in our ongoing discussions and submissions with the agencies involved. We do not believe there is any additional information available as a basis for revision of the liability that we have established at March 31, 2013. The amount accrued for this site is not material.
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

	March 31, 2013			December 31, 2012
(in millions)	Former TEL Plant Site, Louisiana	Houston, Texas Plant Site	Superfund Site, Louisiana	Former TEL Plant Site, Louisiana	Houston, Texas Plant Site	Superfund Site, Louisiana
Accrual, discounted	$5.5	$6.0	$3.2	$5.6	$6.1	$3.2
Accrual, undiscounted	6.8	9.1	4.4	6.9	9.3	4.4
Discount rate for accrual	3%	3%	3%	3%	3%	3%
Expected future payments:
2013	$0.6	$0.7	$0.0
2014	0.8	0.2	0.0
2015	0.6	0.2	0.2
2016	0.5	0.2	0.3
2017	0.6	0.2	0.3
Thereafter	3.7	7.6	3.6

Of the total accrual at the Houston, Texas plant site, $5.8 million at both March 31, 2013 and December 31, 2012 relates to remediation. Of the total remediation, $5.6 million at both March 31, 2013 and December 31, 2012 relates to remediation of groundwater and soil.

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
Our total accruals for environmental remediation were approximately $19.5 million at March 31, 2013 and $19.7 million at December 31, 2012. In addition to the accruals for environmental remediation, we also have accruals for dismantling and decommissioning costs of $500 thousand at both March 31, 2013 and December 31, 2012.
Letters of Credit and Guarantees
We have agreements with several financial institutions that provide guarantees for certain business activities of our subsidiaries, including performance, insurance, credit, lease, and customs and excise guarantees. The parent company provides guarantees of the subsidiaries' performance under these agreements and also provides a guarantee for repayment of lines of credit for subsidiaries in China and India. Guarantees outstanding under all of these agreements at March 31, 2013 are $14 million. At March 31, 2013, $3.1 million of these guarantees are secured by letters of credit, all of which were issued under the $100 million letter of credit sub-facility of our revolving credit facility. See Note 7 for further information. The letters of credit relate to insurance and performance guarantees. The maximum potential amount of future payments under all other guarantees not secured by letters of credit at March 31, 2013 is $21 million. We have no liability accrued for these guarantees, however there is $5.2 million drawn on lines of credit in China and India, which is recorded in Long-term debt, current portion on the Consolidated Balance Sheets. See Note 7 for further information. We accrue for potential liabilities when a future payment is probable and the range of loss can be reasonably estimated.
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
Cash Flow Hedge of Interest Rate Risk
In January 2010, we entered into an interest rate swap to manage our exposure to interest rate movements on the mortgage loan and to reduce variability in interest expense. This mortgage loan interest rate swap terminated with the payoff of the mortgage loan on May 1, 2012. Further information on the mortgage loan is in Note 12 of our 2012 Annual Report. We also had an interest rate swap to manage our exposure to interest rate movements on the Foundry Park I construction loan and to add stability to capitalized interest expense. The Foundry Park I construction loan interest rate swap matured on January 1, 2010. Both interest rate swaps were designated and qualified as cash flow hedges. As such, the effective portion of changes in the fair value of the swaps was recorded in accumulated other comprehensive loss and is subsequently being reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Any ineffective portion of changes in the fair value of the swap was recognized immediately in earnings.
The accumulated unrealized loss, net of tax, related to the fair value of the mortgage loan interest rate swap is recorded in accumulated other comprehensive loss in shareholders’ equity on the Consolidated Balance Sheets and amounted to approximately $1.5 million at March 31, 2013 and $1.7 million at December 31, 2012. The amount remaining in accumulated other comprehensive loss related to the mortgage loan interest rate swap is being recognized in the Consolidated Statements of Income over the original term of the mortgage loan agreement through January 29, 2015. Also recorded as a component of accumulated other comprehensive loss in shareholders’ equity on the Consolidated Balance Sheets is the accumulated loss related to the construction loan interest rate swap of approximately $2.5 million, net of tax, at both March 31, 2013 and December 31, 2012. The amount remaining in accumulated other comprehensive loss related to the construction loan interest rate swap is being recognized in the Consolidated Statements of Income over the depreciable life of the office building. Approximately $900 thousand, net of tax, currently recognized in accumulated other comprehensive loss related to both the construction loan interest rate swap and the mortgage loan interest rate swap is expected to be reclassified into earnings over the next twelve months.
Non-designated Hedges
On June 25, 2009, we entered into an interest rate swap with Goldman Sachs in the notional amount of $97 million and with a maturity date of January 19, 2022 (Goldman Sachs interest rate swap). NewMarket entered into the Goldman Sachs interest rate swap in connection with the termination of a loan application and related rate lock agreement between Foundry Park I and Principal Commercial Funding II, LLC (Principal). When the rate lock agreement was originally executed in 2007, Principal simultaneously entered into an interest rate swap with a third party to hedge Principal’s exposure to fluctuation in the ten-year United States Treasury Bond rate. Upon the termination of the rate lock agreement on June 25, 2009, Goldman Sachs both assumed Principal’s position with the third party and entered into an offsetting interest rate swap with NewMarket. Under the terms of this interest rate swap, NewMarket is making fixed rate payments at 5.3075% and Goldman Sachs makes variable rate payments based on three-month LIBOR. We have collateralized this exposure through cash deposits posted with Goldman Sachs amounting to $33.8 million at March 31, 2013 and $37.7 million at December 31, 2012.
We have made an accounting policy election to not offset derivative fair value amounts with the fair value amounts for the right to reclaim cash collateral under our master netting arrangement. We elected not to use hedge accounting for the Goldman Sachs interest rate swap, and therefore, immediately recognize any change in the fair value of this derivative financial instrument directly in earnings.
*****
The table below presents the fair value of our derivative financial instruments, as well as their classification on the Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012.

	Asset Derivatives				Liability Derivatives
	March 31, 2013		December 31, 2012		March 31, 2013		December 31, 2012
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Not Designated as Hedging Instruments
Goldman Sachs interest rate swap		$0		$0	Accrued expenses and Other noncurrent liabilities	$29,548	Accrued expenses and Other noncurrent liabilities	$32,761

The total fair value reflected in the table above includes amounts recorded in accrued expenses of approximately $0.9 million at March 31, 2013 and $2.3 million at December 31, 2012 for the Goldman Sachs interest rate swap.
The tables below present the effect of our derivative financial instruments on the Consolidated Statements of Income.
Effect of Derivative Instruments on the Consolidated Statements of Income
Designated Cash Flow Hedges
(in thousands)

Derivatives in Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2013	2012		2013	2012		2013	2012
Mortgage loan interest rate swap	$0	$(228)	Interest and financing expenses	$(327)	$(378)		$0	$0
Construction loan interest rate swap	$0	$0	Cost of rental	$(21)	$(21)		$0	$0

Effect of Derivative Instruments on the Consolidated Statements of Income
Non-Designated Derivatives
(in thousands)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
		2013	2012
Goldman Sachs interest rate swap	Other income, net	$678	$1,735

Credit-risk Related Contingent Features
The agreement we have with our current derivative counterparty contains a provision where we could be declared in default on our derivative obligation if repayment of indebtedness is accelerated by our lender(s) due to our default on the indebtedness.
As of March 31, 2013, the fair value of the derivative in a net liability position related to this agreement, which includes accrued interest but excludes any adjustment for nonperformance risk, was $29.4 million. We have minimum collateral posting thresholds with the counterparty and have posted cash collateral of $33.8 million as of March 31, 2013. If required, we could have settled our obligations under the agreement at the termination value of $29.4 million at March 31, 2013.

10.    Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
The balances of, and changes in, the components of accumulated other comprehensive loss, net of tax, consist of the following:

(in thousands)	Pension Plans and Other Postretirement Benefits	Derivative Instruments	Foreign Currency Translation Adjustments	Marketable Securities	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2011	$(76,416)	$(4,736)	$(17,944)	$364	$(98,732)
Other comprehensive income (loss) before reclassifications	(24,291)	(330)	7,567	676	(16,378)
Amounts reclassified from accumulated other comprehensive loss	4,568	893	0	(1,040)	4,421
Other comprehensive income (loss)	(19,723)	563	7,567	(364)	(11,957)
Balance at December 31, 2012	(96,139)	(4,173)	(10,377)	0	(110,689)
Other comprehensive income (loss) before reclassifications	0	0	(18,280)	0	(18,280)
Amounts reclassified from accumulated other comprehensive loss	1,375	213	0	0	1,588
Other comprehensive income (loss)	1,375	213	(18,280)	0	(16,692)
Balance at March 31, 2013	$(94,764)	$(3,960)	$(28,657)	$0	$(127,381)

The following table illustrates the amounts, net of tax, reclassified out of each component of accumulated other comprehensive loss and their location within the respective line items on the Consolidated Statements of Income.

(in thousands)	Amount Reclassified from Accumulated Other Comprehensive Loss
Accumulated Other Comprehensive Loss Component	Three Months Ended March 31,		Affected Line Item on the Consolidated Statements of Income
	2013	2012
Pension plans and other postretirement benefits:
Amortization of prior service cost	$2	$5	(a)
Amortization of actuarial net loss	1,363	1,031	(a)
Amortization of transition obligation	10	10	(a)
Total pension plans and other postretirement benefits	1,375	1,046
Derivative instruments:
Amortization of mortgage loan interest rate swap	200	231	Interest and financing expenses, net
Amortization of construction loan interest rate swap	13	13	Cost of rental
Total derivative instruments	213	244
Total reclassifications for the period	$1,588	$1,290

(a) These components of accumulated other comprehensive loss are included in the computation of net periodic benefit cost. See Note 4 in this Form 10-Q and Note 19 in our 2012 Annual Report for further information.

11.    Fair Value Measurements
The following table provides information on assets and liabilities measured at fair value on a recurring basis. No events occurred during the three months ended March 31, 2013 requiring adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

	Carrying Amount in Consolidated Balance Sheets		Fair Value Measurements Using
		Fair Value	Level 1	Level 2	Level 3
(in thousands)	March 31, 2013
Cash and cash equivalents	$64,013	$64,013	$64,013	$0	$0
Cash deposit for collateralized interest rate swap	33,827	33,827	33,827	0	0
Interest rate swap liability	29,548	29,548	0	29,548	0

	December 31, 2012
Cash and cash equivalents	$89,129	$89,129	$89,129	$0	$0
Cash deposit for collateralized interest rate swap	37,694	37,694	37,694	0	0
Interest rate swap liability	32,761	32,761	0	32,761	0

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustment associated with the derivatives utilizes Level 3 inputs. These Level 3 inputs include estimates of current credit spreads to evaluate the likelihood of default by both us and the counterparties to the derivatives. As of March 31, 2013 and December 31, 2012, we have assessed the significance of the impact of the credit valuation adjustment on the overall valuation of our derivatives and have determined that the credit valuation adjustment is not significant to the overall valuation of the derivatives. Accordingly, we have determined that our derivative valuations should be classified in Level 2 of the fair value hierarchy.
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

	March 31, 2013		December 31, 2012
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current maturities	$430,615	$442,150	$428,789	$436,777

12.    Consolidating Financial Information
The 4.10% senior notes are guaranteed on a senior unsecured basis by our existing and future domestic subsidiaries that guarantee our obligations under our revolving credit facility and any of our other indebtedness (Guarantor Subsidiaries). The subsidiary guarantees are joint and several obligations of the Guarantor Subsidiaries. The indenture governing the 4.10% senior notes includes a provision which allows for a Guarantor Subsidiary to be released of its obligations under the subsidiary guarantee under certain conditions. Those conditions include the sale or other disposition of all or substantially all of the Guarantor Subsidiary's assets in compliance with the indenture and the release or discharge of a Guarantor Subsidiary from its obligations as a guarantor under our revolving credit facility and all of our other indebtedness. The Guarantor Subsidiaries and the subsidiaries that do not guarantee the 4.10% senior notes (the Non-Guarantor Subsidiaries) are 100% owned by NewMarket Corporation (the Parent Company). The Guarantor Subsidiaries consist of the following:

Ethyl Corporation	Afton Chemical Corporation
Ethyl Asia Pacific LLC	Afton Chemical Asia Pacific LLC
Ethyl Canada Holdings, Inc.	Afton Chemical Canada Holdings, Inc.
Ethyl Export Corporation	Afton Chemical Japan Holdings, Inc.
Ethyl Interamerica Corporation	Afton Chemical Additives Corporation
Ethyl Ventures, Inc.	NewMarket Services Corporation
Interamerica Terminals Corporation	The Edwin Cooper Corporation
Afton Chemical Intangibles LLC	Old Town LLC
NewMarket Investment Company	NewMarket Development Corporation
Foundry Park I, LLC	Foundry Park II, LLC
Gamble's Hill, LLC	Gamble's Hill Lab, LLC
Gamble's Hill Landing, LLC	Gamble's Hill Third Street, LLC
Gamble's Hill Tredegar, LLC

We conduct all of our business through and derive essentially all of our income from our subsidiaries. Therefore, our ability to make payments on the 4.10% senior notes or other obligations is dependent on the earnings and the distribution of funds from our subsidiaries.

The following sets forth the Consolidating Statements of Income and Comprehensive Income for the three months ended March 31, 2013 and March 31, 2012; Consolidating Balance Sheets as of March 31, 2013 and December 31, 2012; and Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2013 and March 31, 2012 for the Parent Company, the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. The financial information is based on our understanding of the SEC's interpretation and application of Rule 3-10 of the SEC Regulation S-X.

The financial information may not necessarily be indicative of results of operation or financial position had the Guarantor Subsidiaries or Non-Guarantor Subsidiaries operated as independent entities. The Parent Company accounts for investments in these subsidiaries using the equity method.

NewMarket Corporation and Subsidiaries
Consolidating Statements of Income and Comprehensive Income
Three Months Ended March 31, 2013

(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Revenue:
Net sales - product	$0	$211,694	$348,056	$0	$559,750
Rental revenue	0	2,858	0	0	2,858
	0	214,552	348,056	0	562,608
Costs:
Cost of goods sold - product	0	102,006	289,337	0	391,343
Cost of rental	0	1,068	0	0	1,068
	0	103,074	289,337	0	392,411
Gross profit	0	111,478	58,719	0	170,197
Selling, general, and administrative expenses	1,684	21,792	17,465	0	40,941
Research, development, and testing expenses	0	21,952	9,069	0	31,021
Operating (loss) profit	(1,684)	67,734	32,185	0	98,235
Interest and financing expenses, net	4,810	(610)	909	0	5,109
Other income (expense), net	700	3	44	0	747
(Loss) income before income taxes and equity income of subsidiaries	(5,794)	68,347	31,320	0	93,873
Income tax (benefit) expense	(2,013)	19,819	8,232	0	26,038
Equity income of subsidiaries	71,616	0	0	(71,616)	0
Net income	67,835	48,528	23,088	(71,616)	67,835
Other comprehensive (loss) income	(16,692)	(3,514)	(14,001)	17,515	(16,692)
Comprehensive income	$51,143	$45,014	$9,087	$(54,101)	$51,143

NewMarket Corporation and Subsidiaries
Consolidating Statements of Income and Comprehensive Income
Three Months Ended March 31, 2012

(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Revenue:
Net sales - product	$0	$225,709	$334,112	$0	$559,821
Rental revenue	0	2,858	0	0	2,858
	0	228,567	334,112	0	562,679
Costs:
Cost of goods sold - product	0	99,176	292,899	0	392,075
Cost of rental	0	1,068	0	0	1,068
	0	100,244	292,899	0	393,143
Gross profit	0	128,323	41,213	0	169,536
Selling, general, and administrative expenses	1,450	27,819	7,639	0	36,908
Research, development, and testing expenses	0	21,120	6,775	0	27,895
Operating (loss) profit	(1,450)	79,384	26,799	0	104,733
Interest and financing expenses, net	3,377	87	1,018	0	4,482
Loss on early extinguishment of debt	3,221	0	0	0	3,221
Other income (expense), net	1,744	(31)	60	0	1,773
(Loss) income before income taxes and equity income of subsidiaries	(6,304)	79,266	25,841	0	98,803
Income tax (benefit) expense	(2,584)	29,124	5,716	0	32,256
Equity income of subsidiaries	70,267	0	0	(70,267)	0
Net income	66,547	50,142	20,125	(70,267)	66,547
Other comprehensive (loss) income	8,085	2,778	4,730	(7,508)	8,085
Comprehensive income	$74,632	$52,920	$24,855	$(77,775)	$74,632

NewMarket Corporation and Subsidiaries
Consolidating Balance Sheets
March 31, 2013

(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$3	$4,141	$59,869	$0	$64,013
Trade and other accounts receivable, net	3,562	121,399	206,194	0	331,155
Amounts due from affiliated companies	21,824	78,413	16,809	(117,046)	0
Inventories	0	124,731	196,608	0	321,339
Deferred income taxes	2,079	4,690	682	0	7,451
Prepaid expenses and other current assets	10,591	21,447	2,218	0	34,256
Total current assets	38,059	354,821	482,380	(117,046)	758,214
Amounts due from affiliated companies	55,928	111,833	0	(167,761)	0
Property, plant, and equipment, at cost	0	840,821	237,837	0	1,078,658
Less accumulated depreciation and amortization	0	584,102	133,962	0	718,064
Net property, plant, and equipment	0	256,719	103,875	0	360,594
Investment in consolidated subsidiaries	862,545	0	0	(862,545)	0
Prepaid pension cost	0	0	12,800	0	12,800
Deferred income taxes	51,155	0	6,909	(4,104)	53,960
Other assets and deferred charges	42,285	23,863	1,295	0	67,443
Intangibles (net of amortization) and goodwill	0	22,031	6,347	0	28,378
Total assets	$1,049,972	$769,267	$613,606	$(1,151,456)	$1,281,389
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$25	$72,851	$42,799	$0	$115,675
Accrued expenses	10,579	37,399	17,571	0	65,549
Dividends payable	10,282	0	0	0	10,282
Book overdraft	0	5,149	0	0	5,149
Amounts due to affiliated companies	45,626	46,097	25,323	(117,046)	0
Long-term debt, current portion	0	0	5,193	0	5,193
Income taxes payable	4,955	5,789	14,550	0	25,294
Total current liabilities	71,467	167,285	105,436	(117,046)	227,142
Long-term debt	425,422	0	0	0	425,422
Amounts due to affiliated companies	0	63,954	103,807	(167,761)	0
Other noncurrent liabilities	134,514	41,706	38,140	(4,104)	210,256
Total liabilities	631,403	272,945	247,383	(288,911)	862,820
Shareholders' equity:
Common stock and paid-in capital	0	388,282	71,322	(459,604)	0
Accumulated other comprehensive loss	(127,381)	(22,281)	(50,056)	72,337	(127,381)
Retained earnings	545,950	130,321	344,957	(475,278)	545,950
Total shareholders' equity	418,569	496,322	366,223	(862,545)	418,569
Total liabilities and shareholders' equity	$1,049,972	$769,267	$613,606	$(1,151,456)	$1,281,389

NewMarket Corporation and Subsidiaries
Consolidating Balance Sheets
December 31, 2012

(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$5,001	$7,202	$76,926	$0	$89,129
Trade and other accounts receivable, net	4,346	116,865	175,844	0	297,055
Amounts due from affiliated companies	0	142,277	33,282	(175,559)	0
Inventories	0	125,171	197,503	0	322,674
Deferred income taxes	2,555	5,204	693	0	8,452
Prepaid expenses and other current assets	66	16,253	1,866	0	18,185
Total current assets	11,968	412,972	486,114	(175,559)	735,495
Amounts due from affiliated companies	58,935	56,326	0	(115,261)	0
Property, plant, and equipment, at cost	0	833,352	237,615	0	1,070,967
Less accumulated depreciation and amortization	0	578,183	134,413	0	712,596
Net property, plant, and equipment	0	255,169	103,202	0	358,371
Investment in consolidated subsidiaries	895,029	0	0	(895,029)	0
Prepaid pension cost	0	0	12,710	0	12,710
Deferred income taxes	53,087	0	8,451	(6,415)	55,123
Other assets and deferred charges	46,286	23,670	2,051	0	72,007
Intangibles (net of amortization) and goodwill	0	23,784	6,758	0	30,542
Total assets	$1,065,305	$771,921	$619,286	$(1,192,264)	$1,264,248
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$206	$75,483	$43,609	$0	$119,298
Accrued expenses	8,367	51,577	19,117	0	79,061
Book overdraft	0	3,906	0	0	3,906
Amounts due to affiliated companies	91,403	55,437	28,719	(175,559)	0
Long-term debt, current portion	0	0	4,382	0	4,382
Income taxes payable	0	55	9,969	0	10,024
Total current liabilities	99,976	186,458	105,796	(175,559)	216,671
Long-term debt	424,407	0	0	0	424,407
Amounts due to affiliated companies	0	8,024	107,237	(115,261)	0
Other noncurrent liabilities	138,717	49,280	39,383	(6,415)	220,965
Total liabilities	663,100	243,762	252,416	(297,235)	862,043
Shareholders' equity:
Common stock and paid-in capital	721	388,282	71,322	(459,604)	721
Accumulated other comprehensive loss	(110,689)	(18,767)	(36,055)	54,822	(110,689)
Retained earnings	512,173	158,644	331,603	(490,247)	512,173
Total shareholders' equity	402,205	528,159	366,870	(895,029)	402,205
Total liabilities and shareholders' equity	$1,065,305	$771,921	$619,286	$(1,192,264)	$1,264,248

NewMarket Corporation and Subsidiaries
Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2013

(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash provided from (used in) operating activities	$92,885	$76,432	$(174)	$(142,015)	$27,128
Cash flows from investing activities:
Capital expenditures	0	(8,383)	(7,726)	0	(16,109)
Deposits for interest rate swap	(2,982)	0	0	0	(2,982)
Return of deposits for interest rate swap	6,850	0	0	0	6,850
Payments on settlement of interest rate swap	(2,617)	0	0	0	(2,617)
Receipts from settlement of interest rate swap	82	0	0	0	82
Cash provided from (used in) investing activities	1,333	(8,383)	(7,726)	0	(14,776)
Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facility	1,000	0	0	0	1,000
Net borrowings (repayments) under lines of credit	0	0	811	0	811
Dividends paid	(11,998)	(86,585)	(9,916)	96,501	(11,998)
Debt issuance costs	(1,115)	0	0	0	(1,115)
Repurchases of common stock	(22,508)	0	0	0	(22,508)
Issuance of intercompany note payable, net	0	(3,135)	3,135	0	0
Repayment of intercompany note payable, net	3,006	(3,006)	0	0	0
Financing from affiliated companies	(67,601)	22,087	0	45,514	0
Cash provided from (used in) financing activities	(99,216)	(70,639)	(5,970)	142,015	(33,810)
Effect of foreign exchange on cash and cash equivalents	0	(471)	(3,187)	0	(3,658)
(Decrease) increase in cash and cash equivalents	(4,998)	(3,061)	(17,057)	0	(25,116)
Cash and cash equivalents at beginning of year	5,001	7,202	76,926	0	89,129
Cash and cash equivalents at end of period	$3	$4,141	$59,869	$0	$64,013

NewMarket Corporation and Subsidiaries
Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2012

(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash provided from (used in) operating activities	$(19,495)	$75,997	$12,483	$(5,895)	$63,090
Cash flows from investing activities:
Capital expenditures	0	(5,044)	(2,388)	0	(7,432)
Deposits for interest rate swap	(5,079)	0	0	0	(5,079)
Return of deposits for interest rate swap	8,340	0	0	0	8,340
Payments on settlement of interest rate swap	(2,574)	0	0	0	(2,574)
Receipts from settlement of interest rate swap	100	0	0	0	100
Cash provided from (used in) investing activities	787	(5,044)	(2,388)	0	(6,645)
Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facility	(22,000)	0	0	0	(22,000)
Repayment of Foundry Park I mortgage loan	0	(715)	0	0	(715)
Net borrowings (repayments) under lines of credit	0	0	(223)	0	(223)
Dividends paid	(10,054)	(38)	(5,857)	5,895	(10,054)
Debt issuance costs	(2,351)	0	0	0	(2,351)
Financing from affiliated companies	53,113	(53,113)	0	0	0
Cash provided from (used in) financing activities	18,708	(53,866)	(6,080)	5,895	(35,343)
Effect of foreign exchange on cash and cash equivalents	0	555	719	0	1,274
(Decrease) increase in cash and cash equivalents	0	17,642	4,734	0	22,376
Cash and cash equivalents at beginning of year	17	9,653	40,700	0	50,370
Cash and cash equivalents at end of period	$17	$27,295	$45,434	$0	$72,746

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
Factors that could cause actual results to differ materially from expectations include, but are not limited to, availability of raw materials and transportation systems; supply disruptions at single-sourced facilities; ability to respond effectively to technological changes in our industry; failure to protect our intellectual property rights; hazards common to chemical businesses; occurrence or threat of extraordinary events, including natural disasters and terrorist attacks; competition from other manufacturers; sudden or sharp raw materials price increases; gain or loss of significant customers; risks related to operating outside of the United States; the impact of fluctuations in foreign exchange rates; political, economic, and regulatory factors concerning our products; future governmental regulation; resolution of environmental liabilities or legal proceedings; inability to complete future acquisitions or successfully integrate future acquisitions into our business; and other factors detailed from time to time in the reports that NewMarket files with the Securities and Exchange Commission, including the risk factors in Item 1A. “Risk Factors” of our 2012 Annual Report, which is available to shareholders upon request.
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

Overview
Our business performed extremely well during the first three months 2013, as the only three month period with better operating profit results was the first three months 2012. The petroleum additives business posted the second highest three month performance ever, excluding the third quarter 2011 when a legal settlement was recognized. In many respects, the three months 2013 was very similar to three months 2012. Revenue and product shipments were essentially the same, as was the gross profit margin. During three months 2013, we had higher spending in research, development, and testing, as well as selling, general, and administrative expenses in support of our business. Our net income and income taxes benefited from the retroactive reinstatement of the research and development credit. In addition, our cash flow generation was sufficient to fund operations, including increased working capital needs. We continue to run our business for the long-run with the goal of helping our customers succeed in their marketplace.
Also of note during the first three months 2013 was our repurchase of $23.0 million of our common stock, and the payment of a 90 cent per share dividend, which was a 20% increase from our prior regular dividend.
During March 2013, we registered, under the Securities Act of 1933, our previously unregistered 4.10% senior notes, which we issued in December 2012, and commenced an offer to exchange the outstanding unregistered notes for an equal aggregate principal amount of the registered 4.10% senior notes.

Results of Operation
Revenue
Our consolidated revenue for the three months 2013 totaled $562.6 million, which was consistent with the three months 2012 level of $562.7 million. The following table shows revenue by segment and product line.

	Three Months Ended March 31,
(in millions)	2013	2012
Petroleum additives
Lubricant additives	$452.7	$444.6
Fuel additives	105.7	113.1
Total	558.4	557.7
Real estate development	2.9	2.9
All other	1.3	2.1
Consolidated revenue	$562.6	$562.7

Petroleum Additives Segment
The primary regions in which we operate include North America, Latin America, Asia Pacific, and the Europe/Middle East/Africa/India (EMEAI) regions. The percentage of revenue generated in the regions remains fairly consistent when comparing the first three months 2013 with the first three months 2012, as well as with prior year periods, although there is some fluctuation between regions on a period to period basis. In addition, the percentage of lubricant additives sales and fuel additives sales is also substantially consistent between periods.
Petroleum additives net sales for the first three months 2013 of $558.4 million increased $0.7 million, or approximately 0.1%, from $557.7 million for the first three months 2012. From a regional perspective, both EMEAI and Asia Pacific reflected increased revenue when comparing the two three month periods, while both North America and Latin America were lower for three months 2013 as compared to three months 2012. Each of these changes was minor. The small increase in revenue when comparing the two three months periods resulted from favorable product shipments of lubricant additives, substantially offset by unfavorable shipments of fuel additives, as well as lower selling prices and an unfavorable foreign currency impact. While our overall petroleum additives product shipments were substantially even between the two years, product shipments in all regions, except North America, were slightly higher. When comparing the two periods, the U.S. Dollar weakened against the European Union Euro and the British Pound Sterling resulting in a favorable foreign currency impact on revenue, but that impact was more than offset by the strengthening of the U.S. Dollar against the Japanese Yen resulting in an unfavorable foreign currency impact on revenue.
The table below details the approximate components of the increase between the first three months of 2013 and 2012 periods.

(in millions)	Three Months
Period ended March 31, 2012	$557.7
Lubricant additives shipments	15.9
Fuel additive shipments	(5.3)
Selling prices, including changes in customer mix	(8.5)
Foreign currency impact, net	(1.4)
Period ended March 31, 2013	$558.4

Real Estate Development Segment
The revenue reflected in the table above for both three months 2013 and three months 2012 for the real estate development segment represents the rental of an office building, which was constructed by Foundry Park I.

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
The table below reports segment operating profit for three months ended March 31, 2013 and March 31, 2012.

	Three Months Ended March 31,
(in millions)	2013	2012
Petroleum additives	$102.0	$107.2
Real estate development	$1.8	$1.8
All other	$(0.4)	$0.5

Petroleum Additives Segment
The petroleum additives operating profit decreased $5.2 million when comparing three months 2013 to three months 2012. The decrease in profitability was across both of our major product lines, lubricant additives and fuel additives. The operating profit margin was 18.3% for three months 2013 and 19.2% for three months 2012. For the rolling four quarters ended March 31, 2013, the operating profit margin was 16.7%, which is in line with our expectations of the performance of our business over the long-term. While operating profit margins will fluctuate from quarter to quarter due to multiple factors, we do not operate our business differently from quarter to quarter. We believe the fundamentals of our business and industry are unchanged. We continue to focus on developing and delivering innovative, technology-driven solutions to our customers.
Gross profit results were substantially the same when comparing three months 2013 to three months 2012 with a small increase of $1.2 million for the 2013 period. Cost of sales as a percentage of revenue remains fairly consistent between the two three month periods at 70.0% for three months 2013 and 70.2% for three months 2012.
When comparing three months 2013 and three months 2012, total product shipments were about even, with higher shipments of lubricant additives products offset by lower shipments of fuel additive products. Nonetheless, increased volumes of higher-valued products resulted in a favorable variance in our gross profit. In addition, raw material costs were favorable. These favorable components of gross profit were substantially offset by unfavorable variances in selling prices, as discussed in the Revenue section above, as well as manufacturing conversion costs.
Selling, general, and administrative expenses (SG&A) for three months 2013 was $3.2 million, or 10.3% higher, as compared to three months 2012. SG&A as a percentage of revenue was 6.2% for three months 2013 and 5.6% for three months 2012. Our SG&A costs are mainly personnel-related and include salaries, benefits, and other costs associated with our workforce. As our workforce has increased in number to support our growing worldwide operations, these costs have also risen, which occurred when comparing the two three month periods. In addition to the personnel-related impacts, professional fees, as well as health, safety, and environmental fees have also increased in 2013 over 2012 three months levels.
Research, development, and testing expenses (R&D) for three months 2013 increased $3.1 million, or 11.0%, from three months 2012 levels. As a percentage of revenue, R&D was 5.5% for three months 2013 and 5.0% for three months 2012. Our approach to R&D spending, as it is with SG&A, is one of purposeful spending on programs to support our current product base and to ensure that we develop products to support our customers' programs in the future. R&D spending includes personnel-related costs, as well as internal and external testing of our products. The increase between the two periods was substantially in the lubricant additives product line and includes efforts to support the development of additives that meet our customers' needs, as well as new standards, and to expand into new solution areas. We expect R&D costs for the full year in 2013 will increase over the 2012 level.

The following discussion references the Consolidated Financial Statements beginning on page 3 of this Quarterly Report on Form 10-Q.

Interest and Financing Expenses
Interest and financing expenses were $5.1 million for three months 2013 and $4.5 million for three months 2012. The increase in interest and financing expenses between the two periods of 2013 and 2012 primarily resulted from higher outstanding average debt, substantially offset by a lower average interest rate.

Loss on Early Extinguishment of Debt
We recorded a $3.2 million loss on the early extinguishment of debt in three months 2012 related to the recognition of $0.5 million of unamortized deferred financing costs on our previous revolving credit facility, as well as $2.7 million from a portion of the early redemption premium on the 7.125% senior notes. These amounts were a non-cash charge during three months 2012.

Other Income, Net
Other income, net for three months 2013 was $0.7 million, while three months 2012 was $1.8 million. The amounts for both 2013 and 2012 primarily reflect the gain on a derivative instrument representing an interest rate swap recorded at fair value through earnings. See Note 9 for additional information on the interest rate swap.

Income Tax Expense
Income tax expense was $26.0 million for three months 2013 and $32.3 million for three months 2012. The effective tax rate was 27.7% for three months 2013, while three months 2012 was 32.6%. The decrease in income before income tax expense resulted in a decrease of $1.6 million in income taxes, while the lower effective tax rate in 2013 as compared to 2012 resulted in a decrease of $4.7 million in income tax expense when comparing the two three months periods.
The effective tax rate for each year includes the benefit of higher income in foreign jurisdictions with lower tax rates, as well as a substantial benefit from the domestic manufacturing tax deduction. The 2013 period reflects the entire 2012 research and development credit which was signed into law in January 2013, as well as the first three months 2013 research and development credit, neither of which is included in the three months 2012 period.

Cash Flows, Financial Condition, and Liquidity
Cash and cash equivalents at March 31, 2013 were $64.0 million, which was a decrease of $25.1 million since December 31, 2012 and included a $3.7 million unfavorable impact from foreign currency translation.
Our cash and cash equivalents held by our foreign subsidiaries amounted to approximately $63 million at March 31, 2013 and $80 million at December 31, 2012. A significant amount, but not all, of these foreign cash balances are associated with earnings that we have asserted are indefinitely reinvested. We plan to use these indefinitely reinvested earnings to support growth outside of the United States through funding of operating expenses, research and development expenses, capital expenditures, and other cash needs of our foreign subsidiaries. Periodically, we repatriate cash from our foreign subsidiaries to the United States through intercompany dividends. These intercompany dividends are paid only by subsidiaries whose earnings we have not asserted are indefinitely reinvested or whose earnings qualify as previously taxed income, as defined by the Internal Revenue Code. If circumstances were to change that would cause these indefinitely reinvested earnings to be repatriated, an incremental U.S. tax liability would be incurred. As part of our foreign subsidiary repatriation activities, we received cash dividends of $9.7 million for the three months ended March 31, 2013 and $5.9 million for the three months ended March 31, 2012.
We expect that cash from operations, together with borrowing available under our revolving credit facility, will continue to be sufficient to cover our operating expenses for the foreseeable future.
Cash Flows – Operating Activities
Cash flows provided from operating activities for the three months 2013 were $27.1 million and included a decrease of $55.7 million due to higher working capital levels, including higher accounts receivable and prepaid expenses, as well as lower accrued expenses, which were partially offset by higher dividends payable and income taxes payable. The increase in accounts receivable is primarily due to higher sales levels when comparing the first quarter 2013 with the fourth quarter 2012, while higher prepaid expenses as well as the increase in dividends payable represent the funding of the dividends in March 2013, but the payment by the transfer agent in April 2013. The decrease in accrued expenses primarily reflects payments related to customer rebates made during three months 2013. The increase in income taxes payable reflects taxes due on earnings, which will be paid during the second quarter 2013.

We had working capital of $531.1 million at March 31, 2013 and $518.8 million at December 31, 2012. The current ratio was 3.34 to 1 at March 31, 2013 and 3.39 to 1 at December 31, 2012.
Cash Flows – Investing Activities
Cash used in investing activities was $14.8 million during three months 2013 and included $16.1 million for capital expenditures. Also included in investing activities was a net return of deposit of $3.9 million and a net settlement payment of $2.5 million related to the Goldman Sachs interest rate swap. Further information on the interest rate swap is discussed in Note 9. We estimate our total capital spending during 2013 will be approximately $80 million to $100 million. We expect to continue to finance capital spending through cash on hand and cash provided from operations, together with borrowing available under our $650 million revolving credit facility.
Cash Flows – Financing Activities
Cash used in financing activities during three months 2013 amounted to $33.8 million. Borrowings under our revolving credit facility increased by $1.0 million, while amounts outstanding under lines of credit increased $0.8 million. We incurred $1.1 million in debt issuance costs related to the 4.10% senior notes. We also paid $12.0 million to fund dividends and $22.5 million for the repurchase of common stock during three months 2013.
We had total long-term debt, including the current portion, of $430.6 million at March 31, 2013, representing an increase of approximately $1.8 million in our total debt since December 31, 2012.
At March 31, 2013, in addition to the revolving credit facility, which is discussed below, we had outstanding senior notes in the aggregate principal amount of $350 million that bear interest at a fixed rate of 4.10% and are due in 2022. During March 2013, we registered these 4.10% senior notes under the Securities Act of 1933 and commenced an offer to exchange the previously unregistered 4.10% senior notes that were outstanding at December 31, 2012 for an equal aggregate principal amount.
Two of our subsidiaries also have short-term lines of credit for working capital purposes. The line of credit for one of our subsidiaries in India is for 110 million rupees and has an outstanding balance of $1.6 million (90 million rupees) at March 31, 2013. The line of credit for one of our subsidiaries in China is for $10 million with an outstanding balance of $3.6 million at March 31, 2013.
Revolving Credit Facility – At March 31, 2013, we had a $650 million multicurrency revolving credit facility, with a $100 million sublimit for multicurrency borrowings, a $100 million sublimit for letters of credit, and a $20 million sublimit for swingline loans. The agreement includes an expansion feature, which allows us, subject to certain conditions, to request an increase to the aggregate amount of the revolving credit facility or obtain incremental term loans in an amount up to $150 million. Borrowings bear interest at variable rates. The revolving credit facility matures on March 14, 2017.
The following table provides information related to the unused portion of our revolving credit facility:

(in millions)	March 31, 2013	December 31, 2012
Maximum borrowing capacity under the revolving credit facility	$650.0	$650.0
Outstanding borrowings under the revolving credit facility	76.0	75.0
Outstanding letters of credit	3.1	3.1
Unused portion of revolving credit facility	$570.9	$571.9

Both the 4.10% senior notes and the revolving credit facility contain covenants, representations, and events of default that management considers typical of credit agreements of this nature. The more restrictive and significant financial covenants under the revolving credit facility include:
•A consolidated Leverage Ratio (as defined in the credit agreement) of no more than 3.00 to 1.00; and
•A consolidated Interest Coverage Ratio (as defined in the credit agreement) of no less than 3.00 to 1.00, calculated on a rolling four quarter basis.
At March 31, 2013, the Leverage Ratio was 1.13 and the Interest Coverage Ratio was 30.40, while at December 31, 2012 the Leverage Ratio was 1.11 and the Interest Coverage Ratio was 32.44. We were in compliance with all covenants under both the revolving credit facility and the 4.10% senior notes at March 31, 2013 and December 31, 2012.
As a percentage of total capitalization (total debt and shareholders’ equity), our total debt percentage decreased from 51.6% at December 31, 2012 to 50.7% at March 31, 2013. The change in the percentage was primarily the result of an increase in shareholders’ equity. The increase in shareholders’ equity reflects our earnings, partially offset by the impact of dividend payments and stock repurchases. Normally, we repay any outstanding long-term debt with cash from operations or refinancing activities.

Other Matters

During April 2013, we made the decision to discontinue the production of a fuel additive at our Ethyl Canada facility. While the facility will remain in operation, the workforce will be reduced to support the remaining operations. As a result of this action, we recorded a reserve of $1.5 million during three months 2013 reflecting the impairment of the affected assets, as well as contractual severance. During the second quarter 2013, we will determine and recognize other costs associated with this action. We do not expect the total reserve or charge to operations to be material to our financial statements.

Critical Accounting Policies and Estimates
This report, as well as the 2012 Annual Report on Form 10-K, includes a discussion of our accounting principles, as well as methods and estimates used in the preparation of our financial statements. We believe these discussions and financial statements fairly represent the financial position and results of operation of our company in all material respects. The purpose of this portion of our discussion is to further emphasize some of the more critical areas where a significant change in facts and circumstances in our operating and financial environment might cause a change in reported financial results.
Intangibles (Net of Amortization) and Goodwill
We have certain identifiable intangibles, as well as goodwill, amounting to $28.4 million at March 31, 2013. These intangibles relate to our petroleum additives business and, except for the goodwill, are being amortized over periods with up to approximately seventeen years of remaining life. We continue to assess the market related to these intangibles, as well as their specific values, and have concluded the values and amortization periods are appropriate. We also evaluate these intangibles for any potential impairment when significant events or circumstances occur that might impair the value of these assets. These evaluations continue to support the values at which these identifiable intangibles are carried on our financial statements. In addition, our reporting unit with goodwill is not at risk of failing the goodwill impairment test. However, if conditions were to substantially deteriorate in the petroleum additives market, it could possibly cause a decrease in the estimated useful lives of the intangible assets or result in a noncash write-off of all or a portion of the intangibles’ carrying amount. A reduction in the amortization period would have no effect on cash flows. We do not anticipate such a change in the market conditions in the near term.
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
Pension Plans and Other Postretirement Benefits
We use assumptions to record the impact of the pension and postretirement benefit plans in the financial statements. These assumptions include the discount rate, expected long-term rate of return on plan assets, rate of compensation increase, and health-care cost trend rate. A change in any one of these assumptions could cause different results for the plans, and therefore impact our results of operation, cash flows, and financial condition. We develop these assumptions after considering available information that we deem relevant. Information is provided on the pension and postretirement plans in Note 19 of the 2012 Annual Report. In addition, further disclosure on the effect of changes in these assumptions is provided in the “Financial Position and Liquidity” section of Part II, Item 7 of the 2012 Annual Report.
Income Taxes
We file United States, foreign, and local income tax returns, under which assumptions may be made to determine the deductibility of certain costs. We make estimates related to the impact of tax positions taken on our financial statements when we believe the tax position is more likely than not to be upheld on audit. We do not provide for income taxes on earnings considered to be indefinitely reinvested abroad. In addition, we make certain assumptions in the determination of the estimated future recovery of deferred tax assets.

Outlook
We are very pleased with our first quarter results, which was one of the best quarters for petroleum additives in our history.  That performance reinforces our confidence that our customer-focused approach to the market is the path on which to continue. We believe the fundamentals of how we run our business - a safety-first culture, customer-focused solutions, technology-driven product offerings, world-class supply chain capability, and a regional organizational structure to better understand our customers' needs - will continue to pay dividends to all of our stakeholders.

We continue to have expectations that our petroleum additives segment will deliver improved results in 2013, after having posted record operating profit for each of the last several years. While our total shipments for 2012 contracted some due to many factors, including the global economy, we expect that petroleum additives shipment demand will continue to grow at an average annual rate of 1% - 2% over the next five years, as there has been no significant change in the positive fundamentals of the business.  We plan to exceed the industry growth rate.  Over the past several years, we have made significant investments to expand our capabilities around the world.  These investments have been in people, technology and technical centers, and production capacity.  We intend to use these new capabilities to improve our ability to deliver the goods and service that our customers value and to expand our business and improve profits.  We will continue to expand our capabilities to provide even better service, technology, and customer solutions.

As a global company operating in many countries around the world, we are not immune to world economic conditions.  Western Europe and the Euro are significant factors in our business and financial results, as is the general economic activity around the world.  Our expectations for 2013 include the assumption of modest economic recovery around the world.  We did not see that recovery in any measurable fashion in the first quarter, but continue to plan our business around a modest growth assumption.

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

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk
At March 31, 2013, there were no significant changes in our market risk from the information provided in the 2012 Annual Report.

ITEM 4.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain a system of internal control over financial reporting to provide reasonable, but not absolute, assurance of the reliability of the financial records and the protection of assets. Our controls and procedures include written policies and procedures, careful selection and training of qualified personnel, and an internal audit program. We use third-party firms, separate from our independent registered public accounting firm, to assist with internal audit services.
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
Changes in Internal Controls Over Financial Reporting
There has been no change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds
On July 17, 2012, our Board of Directors approved a share repurchase program authorizing management to repurchase up to $250 million of NewMarket Corporation's outstanding common stock until December 31, 2014, as market conditions warrant and covenants under our existing agreements permit. We may conduct the share repurchases in the open market and in privately negotiated transactions. The repurchase program does not require NewMarket to acquire any specific number of shares and may be terminated or suspended at any time. Approximately $227 million remained available under the 2012 authorization at March 31, 2013. The following table outlines the purchases during the first quarter 2013 under this authorization.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31	0	$0.00	0	$250,000,000
February 1 to February 28	41,400	249.84	41,400	239,656,760
March 1 to March 31	49,400	256.78	49,400	226,971,959
Total	90,800	$253.61	90,800	$226,971,959

ITEM 6.     Exhibits

Exhibit 3.1	Articles of Incorporation Amended and Restated effective April 27, 2012 (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 1-32190) filed April 30, 2012)
Exhibit 3.2	NewMarket Corporation Bylaws Amended and Restated effective April 27, 2012 (incorporated by reference to Exhibit 3.2 to Form 8-K (File No. 1- 32190) filed April 30, 2012)
Exhibit 10.1	Consulting Agreement, dated March 28, 2013, between NewMarket Corporation and C.S. Warren Huang (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32190) filed April 9, 2013)*
Exhibit 31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald
Exhibit 31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by David A. Fiorenza
Exhibit 32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald
Exhibit 32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David A. Fiorenza
Exhibit 101	XBRL Instance Document and Related Items

*Indicates management contracts, compensatory plans or arrangements of the company required to be filed as an exhibit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMARKET CORPORATION
(Registrant)

Date: April 29, 2013	By: /s/ D. A. Fiorenza
David A. Fiorenza
Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: April 29, 2013	By: /s/ Wayne C. Drinkwater
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