Form 10-Q
period 2013-06-30
NEWMARKET CORP
filed 2013-07-31
CIK 1282637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Yes  ☐ No  ☒
Number of shares of common stock, without par value, outstanding as of June 30, 2013: 13,312,122

NEWMARKET CORPORATION

INDEX

PART I.     FINANCIAL INFORMATION
ITEM 1.     Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(in thousands, except per-share amounts)	Second Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales	$583,779	$587,548	$1,143,529	$1,147,369
Cost of goods sold	414,351	423,939	805,694	816,014
Gross profit	169,428	163,609	337,835	331,355
Selling, general, and administrative expenses	39,921	40,699	80,862	77,606
Research, development, and testing expenses	36,429	28,466	67,450	56,361
Operating profit	93,078	94,444	189,523	197,388
Interest and financing expenses, net	4,573	1,794	9,355	5,141
Loss on early extinguishment of debt	0	5,871	0	9,092
Other income (expense), net	5,374	(5,594)	6,121	(3,821)
Income from continuing operations before income tax expense	93,879	81,185	186,289	179,334
Income tax expense	29,495	26,122	54,964	58,124
Income from continuing operations	64,384	55,063	131,325	121,210
(Loss) income from operations of discontinued business, net of tax	(374)	205	520	605
Net income	$64,010	$55,268	$131,845	$121,815

Earnings per share - basic and diluted:
Income from continuing operations	$4.84	$4.11	$9.84	$9.04
(Loss) income from operations of discontinued business, net of tax	(0.03)	0.01	0.04	0.05
Net income	$4.81	$4.12	$9.88	$9.09
Cash dividends declared per common share	$0.90	$0.75	$1.80	$1.50

See accompanying Notes to Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(in thousands)	Second Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$64,010	$55,268	$131,845	$121,815
Other comprehensive loss:
Pension plans and other postretirement benefits:
Amortization of prior service cost included in net periodic benefit cost, net of income tax expense of $1 in second quarter 2013, $11 in second quarter 2012, $3 in six months 2013, and $21 in six months 2012	3	6	5	11
Actuarial net gain arising during the period, net of income tax expense of $95 in second quarter and six months 2013	285	0	285	0
Amortization of actuarial net loss included in net periodic benefit cost, net of income tax expense of $794 in second quarter 2013, $575 in second quarter 2012, $1,588 in six months 2013, and $1,120 in six months 2012	1,362	993	2,725	2,024
Settlements and curtailments, net of income tax expense of $126 in second quarter and six months 2013	378	0	378	0
Amortization of transition obligation included in net periodic benefit cost, net of income tax expense of $3 in second quarter 2013, $4 in second quarter 2012, $6 in six months 2013, and $7 in six months 2012	9	9	19	19
Total pension plans and other postretirement benefits	2,037	1,008	3,412	2,054
Derivative instruments:
Unrealized loss on derivative instruments, net of income tax benefit of $121 in second quarter 2012 and $210 in six months 2012	0	(191)	0	(330)
Reclassification adjustments for losses on derivative instruments included in net income, net of income tax expense of $942 in second quarter 2013, $142 in second quarter 2012, $1,077 in six months 2013, and $297 in six months 2012	1,479	223	1,692	467
Total derivative instruments	1,479	32	1,692	137
Foreign currency translation adjustments, net of income tax benefit of $1,084 in second quarter 2013, $2,079 in second quarter 2012, $1,758 in six months 2013, and $1,607 in six months 2012	(4,130)	(10,048)	(22,410)	(3,379)
Unrealized (loss) gain on marketable securities, net of income tax (benefit) expense of $(55) in second quarter 2012 and $109 in six months 2012	0	(88)	0	177
Other comprehensive loss	(614)	(9,096)	(17,306)	(1,011)
Comprehensive income	$63,396	$46,172	$114,539	$120,804

See accompanying Notes to Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share amounts)	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$73,545	$89,129
Trade and other accounts receivable, less allowance for doubtful accounts ($628 in 2013 and $319 in 2012)	327,670	297,055
Inventories:
Finished goods and work-in-process	258,017	265,017
Raw materials	45,688	48,881
Stores, supplies, and other	8,474	8,776
	312,179	322,674
Deferred income taxes	8,772	8,452
Prepaid expenses and other current assets	33,059	18,185
Assets of discontinued operation	101,393	0
Total current assets	856,618	735,495
Property, plant, and equipment, at cost	986,293	1,070,967
Less accumulated depreciation and amortization	713,762	712,596
Net property, plant, and equipment	272,531	358,371
Prepaid pension cost	14,411	12,710
Deferred income taxes	53,450	55,123
Other assets and deferred charges	53,382	72,007
Intangibles (net of amortization) and goodwill	26,487	30,542
Total assets	$1,276,879	$1,264,248
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$132,184	$119,298
Accrued expenses	70,971	79,061
Dividends payable	10,778	0
Book overdraft	8,748	3,906
Long-term debt, current portion	7,786	4,382
Income taxes payable	14,289	10,024
Liabilities of discontinued operation	666	0
Total current liabilities	245,422	216,671
Long-term debt	364,437	424,407
Other noncurrent liabilities	200,575	220,965
Total liabilities	810,434	862,043
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock and paid-in capital (without par value; authorized shares - 80,000,000; issued and outstanding shares - 13,312,122 at June 30, 2013 and 13,417,877 at December 31, 2012)	139	721
Accumulated other comprehensive loss	(127,995)	(110,689)
Retained earnings	594,301	512,173
	466,445	402,205
Total liabilities and shareholders’ equity	$1,276,879	$1,264,248

See accompanying Notes to Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in thousands, except share and per-share amounts)	Common Stock and Paid-in Capital		Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2011	13,404,831	$64	$(98,732)	$648,261	$549,593
Net income				239,593	239,593
Other comprehensive loss			(11,957)		(11,957)
Ordinary cash dividends ($3.00 per share)				(40,234)	(40,234)
Special cash dividend ($25.00 per share)				(335,447)	(335,447)
Stock-based compensation	13,046	657			657
Balance at December 31, 2012	13,417,877	721	(110,689)	512,173	402,205
Net income				131,845	131,845
Other comprehensive loss			(17,306)		(17,306)
Ordinary cash dividends ($1.80 per share)				(23,980)	(23,980)
Repurchases of common stock	(105,400)	(1,051)		(25,747)	(26,798)
Stock-based compensation	(355)	469		10	479
Balance at June 30, 2013	13,312,122	$139	$(127,995)	$594,301	$466,445

See accompanying Notes to Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands)	Six Months Ended June 30,
	2013	2012
Cash and cash equivalents at beginning of year	$89,129	$50,370
Cash flows from operating activities:
Net income	131,845	121,815
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	25,884	21,620
Noncash environmental remediation and dismantling	504	(351)
Noncash pension benefits expense	9,240	7,620
Noncash postretirement benefits expense	1,824	1,993
Noncash foreign exchange loss (gain)	976	(679)
Deferred income tax expense	2,413	964
Loss on early extinguishment of debt	0	9,932
Restricted stock award	476	0
Unrealized (gain) loss on derivative instruments, net	(8,239)	1,655
Working capital changes	(35,496)	(49,565)
Realized loss on derivative instruments, net	2,464	2,336
Cash pension benefits contributions	(15,685)	(15,166)
Cash postretirement benefits contributions	(872)	(968)
Cash payment for 7.125% senior notes redemption premium	0	(5,345)
Change in book overdraft	4,842	1,310
Other, net	2,730	298
Cash provided from (used in) operating activities	122,906	97,469
Cash flows from investing activities:
Capital expenditures	(31,849)	(16,967)
Deposits for interest rate swap	(7,762)	(12,403)
Return of deposits for interest rate swap	17,110	9,960
Payments on settlement of interest rate swap	(2,617)	(2,574)
Receipts from settlement of interest rate swap	153	238
Cash provided from (used in) investing activities	(24,965)	(21,746)
Cash flows from financing activities:
Net (repayments) borrowings under revolving credit facility	(60,000)	166,000
Repayment of 7.125% senior notes	0	(150,000)
Repayment of Foundry Park I mortgage loan	0	(63,544)
Net borrowings (repayments) under lines of credit	3,404	(6,425)
Dividends paid	(23,980)	(20,107)
Debt issuance costs	(1,145)	(2,369)
Repurchases of common stock	(26,798)	0
Cash provided from (used in) financing activities	(108,519)	(76,445)
Effect of foreign exchange on cash and cash equivalents	(5,006)	(293)
Decrease in cash and cash equivalents	(15,584)	(1,015)
Cash and cash equivalents at end of period	$73,545	$49,355

See accompanying Notes to Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Financial Statement Presentation
In the opinion of management, the accompanying consolidated financial statements of NewMarket Corporation and its subsidiaries contain all necessary adjustments for the fair statement of, in all material respects, our consolidated financial position as of June 30, 2013 and December 31, 2012, the change in our shareholders’ equity for the six months ended June 30, 2013 and the year ended December 31, 2012, our consolidated results of operation and comprehensive income for the second quarter and six months ended June 30, 2013 and June 30, 2012, and our cash flows for the six months ended June 30, 2013 and June 30, 2012. All adjustments are of a normal, recurring nature, unless otherwise disclosed. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the NewMarket Corporation Annual Report on Form 10-K for the year ended December 31, 2012 (2012 Annual Report), as filed with the Securities and Exchange Commission (SEC). The results of operation for the six month period ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013. The December 31, 2012 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
Unless the context otherwise indicates, all references to “we,” “us,” “our,” the “Company,” and “NewMarket” are to NewMarket Corporation and its consolidated subsidiaries.
At both June 30, 2013 and December 31, 2012, we had a book overdraft for some of our disbursement cash accounts. A book overdraft represents disbursements that have not cleared the bank accounts at the end of the reporting period. There are no agreements with the same banks to offset the presented balance. We transfer cash on an as-needed basis to fund these items as they clear the bank in subsequent periods.
Prior periods in the Consolidated Statements of Income have been reclassified to reflect the discontinued operations of the real estate development segment resulting from the July 2, 2013 sale of real property by Foundry Park I, LLC (Foundry Park I). Refer to Note 2 for further information. Certain other reclassifications have been made to the accompanying consolidated financial statements to conform to the current presentation.
Cash dividends for the six months ended June 30, 2013 and June 30, 2012 were declared and paid as shown in the table below.

Year	Date Declared	Date Paid	Per Share Amount
2013	February 28, 2013	April 1, 2013	$0.90
	April 25, 2013	July 1, 2013	0.90
2012	February 23, 2012	April 2, 2012	0.75
	April 26, 2012	July 2, 2012	0.75

2.    Discontinued Operations

On July 2, 2013, Foundry Park I completed the sale of its real estate assets for $143.6 million in cash, which comprised the entire real estate development segment. The operations of the real estate development segment for all periods presented are reported in (Loss) income from operations of discontinued business, net of tax, in the Consolidated Statements of Income as a result of management's decision in the second quarter of 2013 to sell the real estate development business. The net assets of Foundry Park I are classified as held for sale at June 30, 2013.

The major classes of assets and liabilities included in Assets of discontinued operation and Liabilities of discontinued operation on the Consolidated Balance Sheets are classified as current since the transaction was completed within twelve months of the June 30, 2013 balance sheet date and consisted of the following:

(in thousands)	June 30, 2013
Assets
Net property, plant, and equipment	$95,207
Other assets	6,186
Assets of discontinued operation	$101,393

Liabilities
Other liabilities	$666
Liabilities of discontinued operation	$666

The components of (loss) income from operations of discontinued business were as follows:

(in thousands)	Second Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Rental revenue	$2,858	$2,858	$5,716	$5,716
Cost of rental	1,068	1,068	2,136	2,136
Selling, general, and administrative expenses	1	0	1	1
Interest and financing expenses, net	2,400	590	2,727	1,725
Loss on early extinguishment of debt (Note 4)	0	840	0	840
(Loss) income before income taxes	(611)	360	852	1,014
Income tax (benefit) expense	(237)	155	332	409
(Loss) income from operations of discontinued business, net of tax	$(374)	$205	$520	$605

Interest and financing expenses, net include only amounts directly related to the Foundry Park I mortgage loan agreement (mortgage loan). Other interest and financing expenses have not been allocated to discontinued operations. The Consolidated Statements of Cash Flows summarize the activity of discontinued operations and continuing operations together.

3.    Asset Retirement Obligations
Our asset retirement obligations are related primarily to past tetraethyl lead (TEL) operations. The following table illustrates the activity associated with our asset retirement obligations for the six months ended June 30, 2013 and June 30, 2012.

(in thousands)	2013	2012
Asset retirement obligations, January 1	$2,800	$3,297
Accretion expense	55	82
Liabilities settled	(368)	(255)
Changes in expected cash flows and timing	137	109
Asset retirement obligations, June 30	$2,624	$3,233

4.    Segment Information
The tables below show our consolidated segment results. The “All other” category includes the operations of the tetraethyl lead business, as well as certain contract manufacturing performed by Ethyl Corporation (Ethyl).

Consolidated Revenue by Segment

	Second Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Petroleum additives
Lubricant additives	$475,112	$470,206	$927,784	$914,751
Fuel additives	106,227	114,036	211,955	227,183
Total	581,339	584,242	1,139,739	1,141,934
All other	2,440	3,306	3,790	5,435
Consolidated revenue	$583,779	$587,548	$1,143,529	$1,147,369

Segment Operating Profit

	Second Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Petroleum additives	$97,790	$96,932	$199,818	$204,086
All other	183	2,780	(218)	3,299
Segment operating profit	97,973	99,712	199,600	207,385
Corporate, general, and administrative expenses	(5,189)	(5,498)	(10,405)	(11,003)
Interest and financing expenses, net	(4,573)	(1,794)	(9,355)	(5,141)
Gain (loss) on interest rate swap agreement (a)	5,098	(5,726)	5,775	(3,991)
Loss on early extinguishment of debt (b)	0	(5,871)	0	(9,092)
Other income, net	570	362	674	1,176
Income from continuing operations before income tax expense	$93,879	$81,185	$186,289	$179,334

(a)
The gain (loss) on interest rate swap agreement represents the change, since the beginning of the reporting period, in the fair value of an interest rate swap which we entered into on June 25, 2009. We are not using hedge accounting to record the interest rate swap, and accordingly, any change in the fair value is immediately recognized in earnings.

(b)
In March 2012, we entered into a $650 million five-year unsecured revolving credit facility which replaced our previous $300 million unsecured revolving credit facility. During 2012, we used a portion of the $650 million revolving credit facility to fund the early redemption of all of our then outstanding 7.125% senior notes (7.125% senior notes), as well as to repay the outstanding principal amount on the mortgage loan. As a result, we recognized a loss on early extinguishment of debt of $6.7 million during the second quarter ended June 30, 2012 and $9.9 million during the six months ended June 30, 2012. The loss represents accelerated amortization of financing fees associated with the prior revolving credit facility, the 7.125% senior notes, and the mortgage loan, as well as costs associated with redeeming the 7.125% senior notes prior to maturity. Of the loss on early extinguishment of debt, $0.8 million for the second quarter of 2012 and first six months of 2012 is included as a component of (loss) income from operations of discontinued business, net of tax.

Segment Depreciation and Amortization

	Second Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Petroleum additives	$10,043	$9,307	$19,872	$18,104
All other and corporate (a)	4,045	1,831	6,012	3,516
Total depreciation and amortization	$14,088	$11,138	$25,884	$21,620

(a) This amount includes depreciation and amortization expense of Foundry Park I, which was $3.4 million for the second quarter ended June 30, 2013, $1.2 million for the second quarter ended June 30, 2012, $4.7 million for the six months ended June 30, 2013, and $2.2 million for the six months ended June 30, 2012. These amounts are included in (Loss) income from operations of discontinued business, net of tax, in the Consolidated Statements of Income.

5.    Pension Plans and Other Postretirement Benefits
The table below shows cash contributions made during the six months ended June 30, 2013, as well as the remaining cash contributions we expect to make during the year ending December 31, 2013 for both our domestic and foreign pension plans and postretirement benefit plans.

(in thousands)	Actual Cash Contributions for Six Months Ended June 30, 2013	Expected Remaining Cash Contributions for Year Ending December 31, 2013
Domestic plans
Pension benefits	$11,297	$11,297
Postretirement benefits	767	767
Foreign plans
Pension benefits	4,388	3,271
Postretirement benefits	105	105

The tables below present information on net periodic benefit cost for our pension and postretirement benefit plans.

	Domestic
	Pension Benefits		Postretirement Benefits
	Second Quarter Ended June 30,
(in thousands)	2013	2012	2013	2012
Service cost	$2,664	$2,157	$499	$522
Interest cost	2,383	2,382	681	792
Expected return on plan assets	(3,617)	(3,301)	(364)	(373)
Amortization of prior service cost	4	52	3	3
Amortization of actuarial net loss	1,801	1,292	0	0
Net periodic benefit cost	$3,235	$2,582	$819	$944

	Domestic
	Pension Benefits		Postretirement Benefits
	Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Service cost	$5,327	$4,314	$998	$1,044
Interest cost	4,767	4,741	1,363	1,579
Expected return on plan assets	(7,234)	(6,602)	(728)	(746)
Amortization of prior service cost	8	105	5	5
Amortization of actuarial net loss	3,602	2,584	0	0
Net periodic benefit cost	$6,470	$5,142	$1,638	$1,882

	Foreign
	Pension Benefits		Postretirement Benefits
	Second Quarter Ended June 30,
(in thousands)	2013	2012	2013	2012
Service cost	$1,321	$1,185	$8	$7
Interest cost	1,324	1,349	26	28
Expected return on plan assets	(1,686)	(1,526)	0	0
Amortization of prior service credit	(2)	(39)	0	0
Amortization of transition obligation	0	0	13	13
Amortization of actuarial net loss	346	277	10	8
Curtailment loss	133	0	71	0
Net periodic benefit cost	$1,436	$1,246	$128	$56

	Foreign
	Pension Benefits		Postretirement Benefits
	Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Service cost	$2,675	$2,352	$16	$14
Interest cost	2,681	2,682	53	55
Expected return on plan assets	(3,415)	(3,032)	0	0
Amortization of prior service credit	(4)	(77)	0	0
Amortization of transition obligation	0	0	26	26
Amortization of actuarial net loss	700	553	20	16
Curtailment loss	133	0	71	0
Net periodic benefit cost	$2,770	$2,478	$186	$111

The curtailment loss in the tables above reflects the workforce reduction at our Ethyl Canada facility as a result of the decision to discontinue the production of a fuel additive at this facility.

6.    Earnings Per Share
Options and stock-based compensation awards are not included in the computation of diluted earnings per share if the impact on earnings per share would be anti-dilutive. We had 11,585 shares of nonvested restricted stock that were excluded from the calculation of diluted earnings per share for the second quarter and six months ended June 30, 2013 as their effects were anti-dilutive. We had no anti-dilutive options or stock-based compensation awards that were excluded from the calculation of diluted earnings per share for the second quarter and six months ended June 30, 2012.
The nonvested restricted stock is considered a participating security since the stock contains nonforfeitable rights to dividends. As such, we use the two-class method to compute basic and diluted earnings per share. The following table illustrates the earnings allocation method utilized in the calculation of basic and diluted earnings per share from continuing operations.

	Second Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per-share amounts)	2013	2012	2013	2012
Earnings per share from continuing operations numerator:
Income from continuing operations attributable to common shareholders before allocation of earnings to participating securities	$64,384	$55,063	$131,325	$121,210
Income from continuing operations allocated to participating securities	44	0	105	0
Income from continuing operations attributable to common shareholders after allocation of earnings to participating securities	$64,340	$55,063	$131,220	$121,210
Earnings per share from continuing operations denominator:
Weighted-average number of shares of common stock outstanding - basic and diluted	13,303	13,405	13,340	13,405
Earnings per share from continuing operations - basic and diluted	$4.84	$4.11	$9.84	$9.04

7.    Intangibles (Net of Amortization) and Goodwill

	Identifiable Intangibles
	June 30, 2013		December 31, 2012
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Formulas and technology	$91,538	$77,447	$91,662	$74,762
Contracts	9,593	7,425	9,593	6,734
Customer bases	6,996	2,646	7,021	2,400
Trademarks and trade names	1,574	532	1,586	426
Goodwill	4,836		5,002
	$114,537	$88,050	$114,864	$84,322

All of the intangibles relate to the petroleum additives segment. The change in the gross carrying amount between 2012 and 2013 is due to foreign currency fluctuations. There is no accumulated goodwill impairment.

Amortization expense was (in millions):

Second quarter ended June 30, 2013	$1.8
Six months ended June 30, 2013	3.7
Second quarter ended June 30, 2012	1.8
Six months ended June 30, 2012	3.7

Estimated amortization expense for the remainder of 2013, as well as annual amortization expense related to our intangible assets for the next five years is expected to be (in millions):

2013	$3.4
2014	6.2
2015	5.8
2016	1.9
2017	0.7
2018	0.7

Generally, we amortize the cost of the customer base intangibles by an accelerated method and the cost of the remaining intangible assets by the straight-line method over their estimated economic lives. We generally amortize contracts over 1.5 to 10 years; customer bases over 20 years; and formulas and technology over 5 to 20 years. Trademarks and trade names are amortized over 10 years.

8.    Long-term Debt

(in thousands)	June 30, 2013	December 31, 2012
Senior notes - 4.10% due 2022	$349,437	$349,407
Revolving credit facility	15,000	75,000
Lines of credit	7,786	4,382
	372,223	428,789
Current maturities of long-term debt	(7,786)	(4,382)
	$364,437	$424,407

At June 30, 2013, we had outstanding senior notes in the aggregate principal amount of $350 million that bear interest at a fixed rate of 4.10% and are due in 2022 (4.10% senior notes). During March 2013, we registered these 4.10% senior notes under the Securities Act of 1933 and commenced an offer to exchange the previously unregistered 4.10% senior notes that were outstanding at December 31, 2012 for an equal aggregate principal amount.
The following table provides information related to the unused portion of our revolving credit facility in effect at June 30, 2013 and December 31, 2012:

(in millions)	June 30, 2013	December 31, 2012
Maximum borrowing capacity under the revolving credit facility	$650.0	$650.0
Outstanding borrowings under the revolving credit facility	15.0	75.0
Outstanding letters of credit	3.1	3.1
Unused portion of revolving credit facility	$631.9	$571.9

For further information on the outstanding letters of credit, see Note 9. The average interest rate for borrowings under our revolving credit facility was 2.16% during the first six months of 2013 and 1.84% during 2012.
We were in compliance with all covenants under our debt agreements at June 30, 2013 and at December 31, 2012.

9.    Contractual Commitments and Contingencies
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
Environmental
In 2000, the Environmental Protection Agency (EPA) named us as a potentially responsible party (PRP) under Superfund law for the clean-up of soil and groundwater contamination at the five grouped disposal sites known as "Sauget Area 2 Sites" in Sauget, Illinois. Without admitting any fact, responsibility, fault, or liability in connection with this site, we are participating with other PRPs in site investigations and feasibility studies. The Sauget Area 2 Sites PRPs received notice of approval from the EPA of the Remedial Investigation report on February 27, 2009, notice of approval of the October 2009 Human Health Risk Assessment on December 17, 2009, and approval of the Feasibility Study (FS) report on April 3, 2013. We have accrued our estimated proportional share of the expenses for the FS, as well as our best estimate of our proportional share of the remediation liability proposed in our ongoing discussions and submissions with the agencies involved. We do not believe there is any additional information available as a basis for revision of the liability that we have established at June 30, 2013. The amount accrued for this site is not material.
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

	June 30, 2013			December 31, 2012
(in millions)	Former TEL Plant Site, Louisiana	Houston, Texas Plant Site	Superfund Site, Louisiana	Former TEL Plant Site, Louisiana	Houston, Texas Plant Site	Superfund Site, Louisiana
Accrual, discounted	$5.5	$6.0	$3.2	$5.6	$6.1	$3.2
Accrual, undiscounted	6.8	9.1	4.4	6.9	9.3	4.4
Discount rate for accrual	3%	3%	3%	3%	3%	3%
Expected future payments:
2013	$0.4	$0.7	$0.0
2014	1.0	0.2	0.0
2015	0.6	0.2	0.2
2016	0.6	0.2	0.3
2017	0.5	0.2	0.3
Thereafter	3.7	7.6	3.6

Of the total accrual at the Houston, Texas plant site, $5.8 million at both June 30, 2013 and December 31, 2012 relates to remediation. Of the total remediation, $5.6 million at both June 30, 2013 and December 31, 2012 relates to remediation of groundwater and soil.

We accrue for environmental remediation and monitoring activities for which costs can be reasonably estimated and are probable. These estimates are based on an assessment of the site, available clean-up methods, and prior experience in handling remediation. While we believe we are currently adequately accrued for known environmental issues, it is possible that unexpected future costs could have a significant impact on our financial position, results of operation, and cash flows.
Our total accruals for environmental remediation were approximately $19.4 million at June 30, 2013 and $19.7 million at December 31, 2012. In addition to the accruals for environmental remediation, we also have accruals for dismantling and decommissioning costs of $400 thousand at June 30, 2013 and $500 thousand at December 31, 2012.
Letters of Credit and Guarantees
We have agreements with several financial institutions that provide guarantees for certain business activities of our subsidiaries, including performance, insurance, credit, lease, and customs and excise guarantees. The parent company provides guarantees of the subsidiaries' performance under these agreements and also provides a guarantee for repayment of lines of credit for subsidiaries in China and India. Guarantees outstanding under all of these agreements at June 30, 2013 were $17 million. At June 30, 2013, $3.1 million of these guarantees were secured by letters of credit, all of which were issued under the $100 million letter of credit sub-facility of our revolving credit facility. See Note 8 for further information. The letters of credit relate to insurance and performance guarantees. The maximum potential amount of future payments under all other guarantees not secured by letters of credit at June 30, 2013 was $21 million. We have no liability accrued for these guarantees; however, there is $7.8 million drawn on lines of credit in China and India, which is recorded in Long-term debt, current portion on the Consolidated Balance Sheets. See Note 8 for further information. We accrue for potential liabilities when a future payment is probable and the range of loss can be reasonably estimated.
Expiration dates of the letters of credit and certain guarantees range from 2013 to 2021. Some of the guarantees have no expiration date. We renew letters of credit as necessary.

10.    Derivatives and Hedging Activities
We are exposed to certain risks arising from both our business operations and economic conditions. We primarily manage our exposures to a wide variety of business and operational risks through management of our core business activities.
We manage certain economic risks, including interest rate, liquidity, and credit risks, primarily by managing the amount, sources, and duration of our debt funding, as well as through the use of derivative financial instruments. Specifically, we have entered into interest rate swaps to manage our exposure to interest rate movements.
Our foreign operations expose us to fluctuations of foreign exchange rates. These fluctuations may impact the value of our cash receipts and payments as compared to our reporting currency, the U.S. Dollar. To manage this exposure, we sometimes enter into foreign currency forward contracts to minimize currency exposure due to cash flows from foreign operations. There were no such contracts outstanding at June 30, 2013.
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
The accumulated unrealized loss, net of tax, related to the fair value of the mortgage loan interest rate swap was recorded in accumulated other comprehensive loss in shareholders’ equity on the Consolidated Balance Sheets and amounted to $0 at June 30, 2013 and $1.7 million at December 31, 2012. Also recorded as a component of accumulated other comprehensive loss in shareholders’ equity on the Consolidated Balance Sheets is the accumulated loss related to the construction loan interest rate swap of approximately $2.5 million, net of tax, at both June 30, 2013 and December 31, 2012. Due to the sale of the real estate assets of Foundry Park I, the amount remaining in accumulated other comprehensive loss related to the construction loan interest rate swap is expected to be recognized in the Consolidated Statements of Income in July 2013. See Note 2 for further information on the sale by Foundry Park I.

Non-designated Hedges
On June 25, 2009, we entered into an interest rate swap with Goldman Sachs in the notional amount of $97 million and with a maturity date of January 19, 2022 (Goldman Sachs interest rate swap). NewMarket entered into the Goldman Sachs interest rate swap in connection with the termination of a loan application and related rate lock agreement between Foundry Park I and Principal Commercial Funding II, LLC (Principal). When the rate lock agreement was originally executed in 2007, Principal simultaneously entered into an interest rate swap with a third party to hedge Principal’s exposure to fluctuation in the ten-year United States Treasury Bond rate. Upon the termination of the rate lock agreement on June 25, 2009, Goldman Sachs both assumed Principal’s position with the third party and entered into an offsetting interest rate swap with NewMarket. Under the terms of this interest rate swap, NewMarket is making fixed rate payments at 5.3075% and Goldman Sachs makes variable rate payments based on three-month LIBOR. We have collateralized this exposure through cash deposits posted with Goldman Sachs amounting to $28.3 million at June 30, 2013 and $37.7 million at December 31, 2012.
We have made an accounting policy election to not offset derivative fair value amounts with the fair value amounts for the right to reclaim cash collateral under our master netting arrangement. We do not use hedge accounting for the Goldman Sachs interest rate swap, and therefore, immediately recognize any change in the fair value of this derivative financial instrument directly in earnings.
*****
The table below presents the fair value of our derivative financial instruments, as well as their classification on the Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012.

	Asset Derivatives				Liability Derivatives
	June 30, 2013		December 31, 2012		June 30, 2013		December 31, 2012
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Not Designated as Hedging Instruments
Goldman Sachs interest rate swap		$0		$0	Accrued expenses and Other noncurrent liabilities	$24,521	Accrued expenses and Other noncurrent liabilities	$32,761

The total fair value reflected in the table above includes amounts recorded in accrued expenses of approximately $2.2 million at June 30, 2013 and $2.3 million at December 31, 2012 for the Goldman Sachs interest rate swap.

The tables below present the effect of our derivative financial instruments on the Consolidated Statements of Income.
Effect of Derivative Instruments on the Consolidated Statements of Income
Designated Cash Flow Hedges
(in thousands)

Derivatives in Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Second Quarter Ended June 30,			Second Quarter Ended June 30,			Second Quarter Ended June 30,
	2013	2012		2013	2012		2013	2012
Mortgage loan interest rate swap	$0	$(312)	(Loss) income from operations of discontinued business, net of tax	$(2,399)	$(344)		$0	$0
Construction loan interest rate swap	$0	$0	(Loss) income from operations of discontinued business, net of tax	$(22)	$(22)		$0	$0

	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2013	2012		2013	2012		2013	2012
Mortgage loan interest rate swap	$0	$(540)	(Loss) income from operations of discontinued business, net of tax	$(2,726)	$(722)		$0	$0
Construction loan interest rate swap	$0	$0	(Loss) income from operations of discontinued business, net of tax	$(43)	$(43)		$0	$0
Effect of Derivative Instruments on the Consolidated Statements of Income
Non-Designated Derivatives
(in thousands)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Second Quarter Ended June 30,		Six Months Ended June 30,
		2013	2012	2013	2012
Goldman Sachs interest rate swap	Other income (expense), net	$5,097	$(5,726)	$5,775	$(3,991)

Credit-risk Related Contingent Features
The agreement we have with our current derivative counterparty contains a provision where we could be declared in default on our derivative obligation if repayment of indebtedness is accelerated by our lender(s) due to our default on the indebtedness.
As of June 30, 2013, the fair value of the derivative in a net liability position related to this agreement, which includes accrued interest but excludes any adjustment for nonperformance risk, was $24.3 million. We have minimum collateral posting thresholds with the counterparty and have posted cash collateral of $28.3 million as of June 30, 2013. If required, we could have settled our obligations under the agreement at the termination value of $24.3 million at June 30, 2013.

11.    Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
The balances of, and changes in, the components of accumulated other comprehensive loss, net of tax, consist of the following:

(in thousands)	Pension Plans and Other Postretirement Benefits	Derivative Instruments	Foreign Currency Translation Adjustments	Marketable Securities	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2011	$(76,416)	$(4,736)	$(17,944)	$364	$(98,732)
Other comprehensive income (loss) before reclassifications	(24,291)	(330)	7,567	676	(16,378)
Amounts reclassified from accumulated other comprehensive loss	4,568	893	0	(1,040)	4,421
Other comprehensive income (loss)	(19,723)	563	7,567	(364)	(11,957)
Balance at December 31, 2012	(96,139)	(4,173)	(10,377)	0	(110,689)
Other comprehensive income (loss) before reclassifications	285	0	(22,410)	0	(22,125)
Amounts reclassified from accumulated other comprehensive loss	3,127	1,692	0	0	4,819
Other comprehensive income (loss)	3,412	1,692	(22,410)	0	(17,306)
Balance at June 30, 2013	$(92,727)	$(2,481)	$(32,787)	$0	$(127,995)

The following table illustrates the amounts, net of tax, reclassified out of each component of accumulated other comprehensive loss and their location within the respective line items on the Consolidated Statements of Income.

(in thousands)	Amount Reclassified from Accumulated Other Comprehensive Loss
Accumulated Other Comprehensive Loss Component	Second Quarter Ended June 30,		Six Months Ended June 30,		Affected Line Item on the Consolidated Statements of Income
	2013	2012	2013	2012
Pension plans and other postretirement benefits:
Amortization of prior service cost	$3	$6	$5	$11	(a)
Amortization of actuarial net loss	1,362	993	2,725	2,024	(a)
Settlements and curtailments	378	0	378	0	(a)
Amortization of transition obligation	9	9	19	19	(a)
Total pension plans and other postretirement benefits	1,752	1,008	3,127	2,054
Derivative instruments:
Amortization of mortgage loan interest rate swap	1,466	210	1,666	441	(Loss) income from operations of discontinued business, net of tax
Amortization of construction loan interest rate swap	13	13	26	26	(Loss) income from operations of discontinued business, net of tax
Total derivative instruments	1,479	223	1,692	467
Total reclassifications for the period	$3,231	$1,231	$4,819	$2,521

(a) These components of accumulated other comprehensive loss are included in the computation of net periodic benefit cost. See Note 5 in this Form 10-Q and Note 19 in our 2012 Annual Report for further information.

12.    Fair Value Measurements
The following table provides information on assets and liabilities measured at fair value on a recurring basis. No material events occurred during the six months ended June 30, 2013 requiring adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

	Carrying Amount in Consolidated Balance Sheets		Fair Value Measurements Using
		Fair Value	Level 1	Level 2	Level 3
(in thousands)	June 30, 2013
Cash and cash equivalents	$73,545	$73,545	$73,545	$0	$0
Cash deposit for collateralized interest rate swap	28,347	28,347	28,347	0	0
Interest rate swap liability	24,521	24,521	0	24,521	0

	December 31, 2012
Cash and cash equivalents	$89,129	$89,129	$89,129	$0	$0
Cash deposit for collateralized interest rate swap	37,694	37,694	37,694	0	0
Interest rate swap liability	32,761	32,761	0	32,761	0

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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustment associated with the derivatives utilizes Level 3 inputs. These Level 3 inputs include estimates of current credit spreads to evaluate the likelihood of default by both us and the counterparties to the derivatives. As of June 30, 2013 and December 31, 2012, we have assessed the significance of the impact of the credit valuation adjustment on the overall valuation of our derivatives and have determined that the credit valuation adjustment is not significant to the overall valuation of the derivatives. Accordingly, we have determined that our derivative valuations should be classified in Level 2 of the fair value hierarchy.
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

	June 30, 2013		December 31, 2012
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current maturities	$372,223	$367,340	$428,789	$436,777

13.    Consolidating Financial Information
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
The following sets forth the Consolidating Statements of Income and Comprehensive Income for the second quarter and six months ended June 30, 2013 and June 30, 2012; Consolidating Balance Sheets as of June 30, 2013 and December 31, 2012; and Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2013 and June 30, 2012 for the Parent Company, the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. The financial information is based on our understanding of the SEC's interpretation and application of Rule 3-10 of the SEC Regulation S-X.
The financial information may not necessarily be indicative of results of operation or financial position had the Guarantor Subsidiaries or Non-Guarantor Subsidiaries operated as independent entities. The Parent Company accounts for investments in these subsidiaries using the equity method.

NewMarket Corporation and Subsidiaries
Consolidating Statements of Income and Comprehensive Income
Second Quarter Ended June 30, 2013

(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$0	$260,112	$323,667	$0	$583,779
Cost of goods sold	0	148,153	266,198	0	414,351
Gross profit	0	111,959	57,469	0	169,428
Selling, general, and administrative expenses	1,780	22,872	15,269	0	39,921
Research, development, and testing expenses	0	24,105	12,324	0	36,429
Operating (loss) profit	(1,780)	64,982	29,876	0	93,078
Interest and financing expenses, net	4,749	(1,073)	897	0	4,573
Other income (expense), net	5,119	2	253	0	5,374
(Loss) income from continuing operations before income taxes and equity income of subsidiaries	(1,410)	66,057	29,232	0	93,879
Income tax (benefit) expense	(759)	22,536	7,718	0	29,495
Equity income of subsidiaries	64,661	0	0	(64,661)	0
Income from continuing operations	64,010	43,521	21,514	(64,661)	64,384
(Loss) income from operations of discontinued business, net of tax	0	(374)	0	0	(374)
Net income	64,010	43,147	21,514	(64,661)	64,010
Other comprehensive (loss) income	(614)	1,172	(2,609)	1,437	(614)
Comprehensive income	$63,396	$44,319	$18,905	$(63,224)	$63,396

NewMarket Corporation and Subsidiaries
Consolidating Statements of Income and Comprehensive Income
Second Quarter Ended June 30, 2012

(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$0	$225,502	$362,046	$0	$587,548
Cost of goods sold	0	108,630	315,309	0	423,939
Gross profit	0	116,872	46,737	0	163,609
Selling, general, and administrative expenses	1,346	31,139	8,214	0	40,699
Research, development, and testing expenses	0	21,543	6,923	0	28,466
Operating (loss) profit	(1,346)	64,190	31,600	0	94,444
Interest and financing expenses, net	1,788	(969)	975	0	1,794
Loss on early extinguishment of debt	5,871	0	0	0	5,871
Other income (expense), net	(5,701)	74	33	0	(5,594)
(Loss) income from continuing operations before income taxes and equity income of subsidiaries	(14,706)	65,233	30,658	0	81,185
Income tax (benefit) expense	(6,053)	23,857	8,318	0	26,122
Equity income of subsidiaries	63,921	0	0	(63,921)	0
Income from continuing operations	55,268	41,376	22,340	(63,921)	55,063
(Loss) income from operations of discontinued business, net of tax	0	205	0	0	205
Net income	55,268	41,581	22,340	(63,921)	55,268
Other comprehensive (loss) income	(9,096)	(1,622)	(8,052)	9,674	(9,096)
Comprehensive income	$46,172	$39,959	$14,288	$(54,247)	$46,172

NewMarket Corporation and Subsidiaries
Consolidating Statements of Income and Comprehensive Income
Six Months Ended June 30, 2013

(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$0	$471,806	$671,723	$0	$1,143,529
Cost of goods sold	0	250,159	555,535	0	805,694
Gross profit	0	221,647	116,188	0	337,835
Selling, general, and administrative expenses	3,464	44,664	32,734	0	80,862
Research, development, and testing expenses	0	46,057	21,393	0	67,450
Operating (loss) profit	(3,464)	130,926	62,061	0	189,523
Interest and financing expenses, net	9,559	(2,010)	1,806	0	9,355
Other income (expense), net	5,819	5	297	0	6,121
(Loss) income from continuing operations before income taxes and equity income of subsidiaries	(7,204)	132,941	60,552	0	186,289
Income tax (benefit) expense	(2,772)	41,786	15,950	0	54,964
Equity income of subsidiaries	136,277	0	0	(136,277)	0
Income from continuing operations	131,845	91,155	44,602	(136,277)	131,325
(Loss) income from operations of discontinued business, net of tax	0	520	0	0	520
Net income	131,845	91,675	44,602	(136,277)	131,845
Other comprehensive (loss) income	(17,306)	(2,342)	(16,610)	18,952	(17,306)
Comprehensive income	$114,539	$89,333	$27,992	$(117,325)	$114,539

NewMarket Corporation and Subsidiaries
Consolidating Statements of Income and Comprehensive Income
Six Months Ended June 30, 2012

(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$0	$451,211	$696,158	$0	$1,147,369
Cost of goods sold	0	207,806	608,208	0	816,014
Gross profit	0	243,405	87,950	0	331,355
Selling, general, and administrative expenses	2,796	58,957	15,853	0	77,606
Research, development, and testing expenses	0	42,663	13,698	0	56,361
Operating (loss) profit	(2,796)	141,785	58,399	0	197,388
Interest and financing expenses, net	5,165	(2,017)	1,993	0	5,141
Loss on early extinguishment of debt	9,092	0	0	0	9,092
Other income (expense), net	(3,957)	43	93	0	(3,821)
(Loss) income from continuing operations before income taxes and equity income of subsidiaries	(21,010)	143,845	56,499	0	179,334
Income tax (benefit) expense	(8,637)	52,727	14,034	0	58,124
Equity income of subsidiaries	134,188	0	0	(134,188)	0
Income from continuing operations	121,815	91,118	42,465	(134,188)	121,210
(Loss) income from operations of discontinued business, net of tax	0	605	0	0	605
Net income	121,815	91,723	42,465	(134,188)	121,815
Other comprehensive (loss) income	(1,011)	1,156	(3,322)	2,166	(1,011)
Comprehensive income	$120,804	$92,879	$39,143	$(132,022)	$120,804

NewMarket Corporation and Subsidiaries
Consolidating Balance Sheets
June 30, 2013

(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$3	$8,824	$64,718	$0	$73,545
Trade and other accounts receivable, net	1,849	128,619	197,202	0	327,670
Amounts due from affiliated companies	0	149,470	26,935	(176,405)	0
Inventories	0	123,044	189,135	0	312,179
Deferred income taxes	2,581	5,472	719	0	8,772
Prepaid expenses and other current assets	11,005	20,165	1,889	0	33,059
Assets of discontinued operation	0	101,393	0	0	101,393
Total current assets	15,438	536,987	480,598	(176,405)	856,618
Amounts due from affiliated companies	53,296	100,083	0	(153,379)	0
Property, plant, and equipment, at cost	0	737,992	248,301	0	986,293
Less accumulated depreciation and amortization	0	576,887	136,875	0	713,762
Net property, plant, and equipment	0	161,105	111,426	0	272,531
Investment in consolidated subsidiaries	925,769	0	0	(925,769)	0
Prepaid pension cost	0	97	14,314	0	14,411
Deferred income taxes	47,663	0	7,413	(1,626)	53,450
Other assets and deferred charges	36,477	15,640	1,265	0	53,382
Intangibles (net of amortization) and goodwill	0	20,279	6,208	0	26,487
Total assets	$1,078,643	$834,191	$621,224	$(1,257,179)	$1,276,879
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$5	$87,697	$44,482	$0	$132,184
Accrued expenses	7,825	43,621	19,525	0	70,971
Dividends payable	10,778	0	0	0	10,778
Book overdraft	0	8,748	0	0	8,748
Amounts due to affiliated companies	103,589	54,094	18,722	(176,405)	0
Long-term debt, current portion	0	0	7,786	0	7,786
Income taxes payable	0	186	14,103	0	14,289
Liabilities of discontinued operation	0	666	0	0	666
Total current liabilities	122,197	195,012	104,618	(176,405)	245,422
Long-term debt	364,437	0	0	0	364,437
Amounts due to affiliated companies	0	61,322	92,057	(153,379)	0
Other noncurrent liabilities	125,564	37,216	39,421	(1,626)	200,575
Total liabilities	612,198	293,550	236,096	(331,410)	810,434
Shareholders' equity:
Common stock and paid-in capital	139	388,282	71,322	(459,604)	139
Accumulated other comprehensive loss	(127,995)	(21,109)	(52,665)	73,774	(127,995)
Retained earnings	594,301	173,468	366,471	(539,939)	594,301
Total shareholders' equity	466,445	540,641	385,128	(925,769)	466,445
Total liabilities and shareholders' equity	$1,078,643	$834,191	$621,224	$(1,257,179)	$1,276,879

NewMarket Corporation and Subsidiaries
Consolidating Balance Sheets
December 31, 2012

(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$5,001	$7,202	$76,926	$0	$89,129
Trade and other accounts receivable, net	4,346	116,865	175,844	0	297,055
Amounts due from affiliated companies	0	142,277	33,282	(175,559)	0
Inventories	0	125,171	197,503	0	322,674
Deferred income taxes	2,555	5,204	693	0	8,452
Prepaid expenses and other current assets	66	16,253	1,866	0	18,185
Total current assets	11,968	412,972	486,114	(175,559)	735,495
Amounts due from affiliated companies	58,935	56,326	0	(115,261)	0
Property, plant, and equipment, at cost	0	833,352	237,615	0	1,070,967
Less accumulated depreciation and amortization	0	578,183	134,413	0	712,596
Net property, plant, and equipment	0	255,169	103,202	0	358,371
Investment in consolidated subsidiaries	895,029	0	0	(895,029)	0
Prepaid pension cost	0	0	12,710	0	12,710
Deferred income taxes	53,087	0	8,451	(6,415)	55,123
Other assets and deferred charges	46,286	23,670	2,051	0	72,007
Intangibles (net of amortization) and goodwill	0	23,784	6,758	0	30,542
Total assets	$1,065,305	$771,921	$619,286	$(1,192,264)	$1,264,248
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$206	$75,483	$43,609	$0	$119,298
Accrued expenses	8,367	51,577	19,117	0	79,061
Book overdraft	0	3,906	0	0	3,906
Amounts due to affiliated companies	91,403	55,437	28,719	(175,559)	0
Long-term debt, current portion	0	0	4,382	0	4,382
Income taxes payable	0	55	9,969	0	10,024
Total current liabilities	99,976	186,458	105,796	(175,559)	216,671
Long-term debt	424,407	0	0	0	424,407
Amounts due to affiliated companies	0	8,024	107,237	(115,261)	0
Other noncurrent liabilities	138,717	49,280	39,383	(6,415)	220,965
Total liabilities	663,100	243,762	252,416	(297,235)	862,043
Shareholders' equity:
Common stock and paid-in capital	721	388,282	71,322	(459,604)	721
Accumulated other comprehensive loss	(110,689)	(18,767)	(36,055)	54,822	(110,689)
Retained earnings	512,173	158,644	331,603	(490,247)	512,173
Total shareholders' equity	402,205	528,159	366,870	(895,029)	402,205
Total liabilities and shareholders' equity	$1,065,305	$771,921	$619,286	$(1,192,264)	$1,264,248

NewMarket Corporation and Subsidiaries
Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2013

(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash provided from (used in) operating activities	$82,216	$64,706	$24,828	$(48,844)	$122,906
Cash flows from investing activities:
Capital expenditures	0	(14,257)	(17,592)	0	(31,849)
Deposits for interest rate swap	(7,762)	0	0	0	(7,762)
Return of deposits for interest rate swap	17,110	0	0	0	17,110
Payments on settlement of interest rate swap	(2,617)	0	0	0	(2,617)
Receipts from settlement of interest rate swap	153	0	0	0	153
Cash provided from (used in) investing activities	6,884	(14,257)	(17,592)	0	(24,965)
Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facility	(60,000)	0	0	0	(60,000)
Net borrowings (repayments) under lines of credit	0	0	3,404	0	3,404
Dividends paid	(23,980)	(86,585)	(9,916)	96,501	(23,980)
Debt issuance costs	(1,145)	0	0	0	(1,145)
Repurchases of common stock	(26,798)	0	0	0	(26,798)
Issuance of intercompany note payable, net	0	(4,207)	4,207	0	0
Repayment of intercompany note payable, net	5,639	7,763	(13,402)	0	0
Financing from affiliated companies	12,186	35,471	0	(47,657)	0
Cash provided from (used in) financing activities	(94,098)	(47,558)	(15,707)	48,844	(108,519)
Effect of foreign exchange on cash and cash equivalents	0	(1,269)	(3,737)	0	(5,006)
(Decrease) increase in cash and cash equivalents	(4,998)	1,622	(12,208)	0	(15,584)
Cash and cash equivalents at beginning of year	5,001	7,202	76,926	0	89,129
Cash and cash equivalents at end of period	$3	$8,824	$64,718	$0	$73,545

NewMarket Corporation and Subsidiaries
Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2012

(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash provided from (used in) operating activities	$(16,902)	$142,124	$20,709	$(48,462)	$97,469
Cash flows from investing activities:
Capital expenditures	0	(10,833)	(6,134)	0	(16,967)
Deposits for interest rate swap	(12,403)	0	0	0	(12,403)
Return of deposits for interest rate swap	9,960	0	0	0	9,960
Payments on settlement of interest rate swap	(2,574)	0	0	0	(2,574)
Receipts from settlement of interest rate swap	238	0	0	0	238
Cash provided from (used in) investing activities	(4,779)	(10,833)	(6,134)	0	(21,746)
Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facility	166,000	0	0	0	166,000
Repayment of 7.125% senior notes	(150,000)	0	0	0	(150,000)
Repayment of Foundry Park I mortgage loan	0	(63,544)	0	0	(63,544)
Net borrowings (repayments) under lines of credit	0	0	(6,425)	0	(6,425)
Dividends paid	(20,107)	(75)	(7,290)	7,365	(20,107)
Debt issuance costs	(2,369)	0	0	0	(2,369)
Issuance of intercompany note payable, net	(63,700)	64,500	0	(800)	0
Financing from affiliated companies	91,857	(133,754)	0	41,897	0
Cash provided from (used in) financing activities	21,681	(132,873)	(13,715)	48,462	(76,445)
Effect of foreign exchange on cash and cash equivalents	0	(9)	(284)	0	(293)
(Decrease) increase in cash and cash equivalents	0	(1,591)	576	0	(1,015)
Cash and cash equivalents at beginning of year	17	9,653	40,700	0	50,370
Cash and cash equivalents at end of period	$17	$8,062	$41,276	$0	$49,355

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
Factors that could cause actual results to differ materially from expectations include, but are not limited to, availability of raw materials and transportation systems; supply disruptions at single-sourced facilities; ability to respond effectively to technological changes in our industry; failure to protect our intellectual property rights; hazards common to chemical businesses; occurrence or threat of extraordinary events, including natural disasters and terrorist attacks; competition from other manufacturers; sudden or sharp raw materials price increases; gain or loss of significant customers; risks related to operating outside of the United States; the impact of fluctuations in foreign exchange rates; political, economic, and regulatory factors concerning our products; future governmental regulation; resolution of environmental liabilities or legal proceedings; inability to complete future acquisitions or successfully integrate future acquisitions into our business; and other factors detailed from time to time in the reports that NewMarket files with the Securities and Exchange Commission, including the risk factors in Item 1A. “Risk Factors” of our 2012 Annual Report, which is available to shareholders upon request and in Item 1A. "Risk Factors" of this Form 10-Q.
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

Overview
Our business performed well during the first half of 2013, despite the slow pace of the worldwide economic recovery. In many respects, the first half of 2013 was very similar to the first half of 2012. Revenue and product shipments were substantially unchanged. During the first half of 2013, we had higher spending in research, development, and testing, as well as selling, general, and administrative expenses in support of our business. Our net income and income taxes benefited from the reinstatement of the research and development tax credit for 2012 and 2013 in January of this year. In addition, our cash flow generation was sufficient to fund operations, including increased working capital needs. We continue to run our business for the long-run with the goal of helping our customers succeed in their marketplaces.
On July 2, 2013, Foundry Park I completed the sale of its real estate assets for $143.6 million in cash, which comprised the entire real estate development segment. The operations of the real estate development segment are reported as discontinued operations for all periods presented in the Consolidated Statements of Income.
Also of note during the first half of 2013 was our repurchase of $26.8 million of our common stock, as well as the reduction of outstanding debt by $56.6 million.
During March 2013, we registered, under the Securities Act of 1933, our previously unregistered 4.10% senior notes, which we issued in December 2012, and commenced an offer to exchange the outstanding unregistered notes for an equal aggregate principal amount of the registered 4.10% senior notes.

Results of Operation
Revenue
Our consolidated revenue for the second quarter 2013 totaled $583.8 million, representing a decrease of approximately 0.6% from the second quarter 2012 level of $587.6 million. Six months 2013 consolidated revenue was $1.1 billion which was a decrease of 0.3% from the six months 2012 level. The following table shows revenue by segment and product line.

	Second Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Petroleum additives
Lubricant additives	$475.1	$470.2	$927.8	$914.7
Fuel additives	106.2	114.0	211.9	227.2
Total	581.3	584.2	1,139.7	1,141.9
All other	2.5	3.4	3.8	5.5
Consolidated revenue	$583.8	$587.6	$1,143.5	$1,147.4

Petroleum Additives Segment
The primary regions in which we operate include North America, Latin America, Asia Pacific, and the Europe/Middle East/Africa/India (EMEAI). The percentage of revenue generated in the regions remains fairly consistent when comparing the first six months 2013 with the first six months 2012, as well as with prior year periods. In addition, the percentage of lubricant additives sales and fuel additives sales is also substantially consistent between periods.
Petroleum additives net sales for the second quarter 2013 of $581.3 million decreased $2.9 million, or approximately 0.5%, from $584.2 million for the second quarter 2012. From a regional perspective, EMEAI reflected increased revenue when comparing the two second quarter periods, while the remaining regions were lower for second quarter 2013 as compared to second quarter 2012. Each of these changes within regions was relatively minor. The small decrease in revenue when comparing the two second quarter periods resulted primarily from a reduction in selling prices and an unfavorable foreign currency impact, as well as lower shipments of fuel additives. These factors were substantially offset by a favorable increase of shipments of lubricant additives. Overall, petroleum additives product shipments were substantially even between the two years, increasing 1% when comparing the two second quarter periods. Product shipments in all regions, except Latin America, were slightly higher. When comparing the two second quarter periods, the U.S. Dollar strengthened against the British Pound Sterling (Pound) and the Japanese Yen (Yen), resulting in an unfavorable foreign currency impact on revenue primarily from the impact of the Yen. The European Union Euro (Euro) was substantially unchanged between the two second quarter periods.
Petroleum additives net sales for six months 2013 of $1.1 billion were approximately 0.2% lower than six months 2012. Regionally, EMEAI and Asia Pacific experienced increased revenue and shipments when comparing six months 2013 and six months 2012, while revenues and shipments in North America and Latin America were lower. Similar to the second quarter periods, the decrease between the two six months periods reflects lower shipments of fuel additives products, the impact from lower selling prices, and an unfavorable foreign currency impact. Substantially offsetting these unfavorable factors was an increase in shipments of lubricant additives. Overall, product shipments for six months 2013 increased 0.5% from six months 2012 levels. When comparing the two six months periods, the U.S. Dollar strengthened against the Pound and Yen, resulting in an unfavorable foreign currency impact on revenue, mostly from the Yen. Similar to the second quarter comparison, the Euro was substantially unchanged when comparing the two six months periods.
The table below details the approximate components of the decrease between the second quarter and six months of the 2013 and 2012 periods.

(in millions)	Second Quarter	Six Months
Period ended June 30, 2012	$584.2	$1,141.9
Lubricant additives shipments	12.5	27.3
Fuel additives shipments	(6.2)	(12.4)
Selling prices	(5.2)	(11.7)
Foreign currency impact, net	(4.0)	(5.4)
Period ended June 30, 2013	$581.3	$1,139.7

All Other
The “All other” category includes the operations of the TEL business and certain contract manufacturing performed by Ethyl.

Segment Operating Profit
NewMarket evaluates the performance of the petroleum additives business based on segment operating profit. NewMarket Services Corporation (NewMarket Services) expenses are charged to NewMarket and each subsidiary pursuant to services agreements between the companies. Depreciation on segment property, plant, and equipment, as well as amortization of segment intangible assets, is included in segment operating profit.
The table below reports segment operating profit for the second quarter and six months ended June 30, 2013 and June 30, 2012.

	Second Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Petroleum additives	$97.8	$96.9	$199.8	$204.1
All other	$0.2	$2.8	$(0.2)	$3.3

Petroleum Additives Segment
The petroleum additives operating profit increased $0.9 million when comparing second quarter 2013 to second quarter 2012 and decreased $4.3 million when comparing six months 2013 to six months 2012. The small increase between second quarter 2013 and second quarter 2012 resulted from improved results in lubricant additives, which were substantially offset by unfavorable results in fuel additives. Lubricant additives were also higher for six months 2013 as compared to six months 2012, but were more than offset by lower results in the fuel additives product line. The operating profit margin was 16.8% for second quarter 2013, as compared to 16.6% for second quarter 2012 and was 17.5% for six months 2013, as compared to 17.9% for six months 2012. For the rolling four quarters ended June 30, 2013, the operating profit margin was 16.7%, which is in line with our expectations of the performance of our business over the long-term. While operating profit margins will fluctuate from quarter to quarter due to multiple factors, we do not operate our business differently from quarter to quarter. We believe the fundamentals of our business and industry are unchanged. We continue to focus on developing and delivering innovative, technology-driven solutions to our customers.
Gross profit results were favorable by $8.6 million when comparing the second quarter periods of 2013 and 2012 and $9.7 million when comparing the six months periods. Cost of sales as a percentage of revenue remained fairly consistent between the two second quarter and six months periods at 71.1% for second quarter 2013 compared to 72.7% for second quarter 2012, and 70.5% for six months 2013 compared to 71.4% for six months 2012.
When comparing second quarter and six months 2013 with second quarter and six months 2012, total product shipments increased slightly, with higher shipments of lubricant additives products offset by lower shipments of fuel additives products. Nonetheless, increased volumes of higher-valued products for both second quarter and six months 2013 resulted in a favorable variance in our gross profit. In addition, raw material costs were favorable for both 2013 periods. These favorable components of gross profit were partially offset by unfavorable variances in selling prices, as discussed in the Revenue section above, as well as manufacturing conversion costs.
Selling, general, and administrative expenses (SG&A) for second quarter 2013 was lower by $0.4 million, or 1.1%, as compared to second quarter 2012, and higher by $2.9 million, or 4.4%, for six months 2013 as compared to six months 2012. SG&A as a percentage of revenue was 5.8% for second quarter 2013, as compared to 5.9% for second quarter 2012 and 6.0% for six months 2013 as compared to 5.7% for six months 2012. Our SG&A costs are mainly personnel-related and include salaries, benefits, and other costs associated with our workforce. As our workforce has increased in number to support our growing worldwide operations, these costs have also risen, which occurred when comparing the two six months periods. In addition to increased personnel-related costs, professional fees, as well as health, safety, and environmental fees, have also increased during the six months 2013 over 2012 levels.
Research, development, and testing expenses (R&D) for second quarter 2013 increased $8.1 million, or 28.3%, from second quarter 2012 levels and for six months 2013 increased $11.1 million, or 19.7%, from six months 2012 levels. As a percentage of revenue, R&D was 6.3% for second quarter 2013, compared to 4.9% for second quarter 2012, and 5.9% for six months 2013 compared to 4.9% for six months 2012. Our approach to R&D spending, as it is with SG&A, is one of purposeful spending on programs to support our current product base and to ensure that we develop products to support our customers' programs in the future. R&D spending includes personnel-related costs, as well as internal and external testing of our products. The increase during both the second quarter 2013 and six months 2013 from the same 2012 periods was substantially in the lubricant additives product line and includes efforts to support the development of additives that meet our customers' needs, as well as new standards, and to expand into new solution areas. We expect R&D costs for the full year in 2013 will increase over the 2012 level.

The following discussion references the Consolidated Financial Statements beginning on page 3 of this Quarterly Report on Form 10-Q.

Interest and Financing Expenses
Interest and financing expenses were $4.6 million for second quarter 2013 and $1.8 million for second quarter 2012. Six months 2013 amounted to $9.4 million, while six months 2012 amounted to $5.1 million. The increase in interest and financing expenses for the second quarter 2013 resulted from both higher outstanding average debt, as well as a higher average interest rate. The increase in interest and financing expenses for six months 2013 primarily resulted from higher outstanding average debt, which was partially offset by a favorable average interest rate. The higher outstanding debt for both 2013 periods, as well as the higher average interest rate for the second quarter 2013, was impacted by the issuance of the 4.10% senior notes in December 2012. The previously outstanding 7.125% senior notes were redeemed in April 2012.

Loss on Early Extinguishment of Debt
In total, we recorded a loss on the early extinguishment of debt of $6.7 million for second quarter 2012 and $9.9 million for six months 2012. The loss resulted from the recognition of $5.3 million from the early redemption premium on the 7.125% senior notes ($2.7 million recognized during second quarter 2012), $3.2 million of unamortized deferred financing costs on the 7.125% senior notes (all recognized during the second quarter 2012), $0.8 million from unamortized deferred financing costs on the mortgage loan (all recognized during the second quarter 2012), and $0.6 million of unamortized deferred financing costs on our previous revolving credit facility. Of the total loss of $9.9 million on the early extinguishment of debt in six months 2012, approximately $5.3 million was a cash payment during the second quarter 2012. The remaining amounts were a noncash charge. Of the total loss on early extinguishment of debt, the $0.8 million from unamortized deferred financing costs on the mortgage loan for both the second quarter 2012 and six months 2012 was reclassified and included as a component of (loss) income from operations of discontinued business.

Other Income (Expense), Net
Other income (expense), net for second quarter 2013 was income of $5.4 million, while second quarter 2012 was expense of $5.6 million. The amount for six months 2013 was income of $6.1 million, and six months 2012 was expense of $3.8 million. The amounts for both 2013 and 2012 primarily reflect the gain in 2013 and the loss in 2012 on a derivative instrument representing an interest rate swap recorded at fair value through earnings. See Note 10 for additional information on the interest rate swap.

Income Tax Expense
Income tax expense was $29.5 million for second quarter 2013 and $26.1 million for second quarter 2012. The effective tax rate was 31.4% for second quarter 2013, while second quarter 2012 was 32.2%. The increase in income from continuing operations before income tax expense resulted in an increase of $4.1 million in income taxes, while the lower effective tax rate in 2013 as compared to 2012 resulted in a decrease of $0.7 million in income tax expense when comparing the two second quarter periods.
Income tax expense was $55.0 million for six months 2013 and $58.1 million for six months 2012. The effective tax rate was 29.5% for six months 2013, while six months 2012 was 32.4%. The increase in income from continuing operations before income tax expense resulted in an increase of $2.3 million in income taxes, while the lower effective tax rate in 2013 as compared to 2012 resulted in a decrease of $5.4 million in income tax expense when comparing the two six months periods.
The effective tax rate for both 2013 periods includes the benefit of higher income in foreign jurisdictions with lower tax rates. The six months 2013 period reflects the effects of the research and development tax credit for all of 2012, as it was retroactively signed into law in January 2013, as well as the effects for six months 2013, neither of which was included in the six months 2012 period. The tax rate for the second quarter 2013 period also includes the effect of the research and development tax credit, which was not included in the second quarter 2012 period.

Loss (Income) From Operations of Discontinued Business
On July 2, 2013, Foundry Park I completed the sale of its real estate assets for $143.6 million in cash, which comprised the entire real estate development segment. The operations of the real estate development segment are now reported in Loss (income) from operations of discontinued business, net of tax, in the Consolidated Statements of Income. We expect to recognize a gain of approximately $35.8 million ($21.9 million after tax) in third quarter 2013 related to this transaction.

Cash Flows, Financial Condition, and Liquidity
Cash and cash equivalents at June 30, 2013 were $73.5 million, which was a decrease of $15.6 million since December 31, 2012. The decrease included a $5.0 million unfavorable impact from foreign currency translation.
Our cash and cash equivalents held by our foreign subsidiaries amounted to approximately $68.4 million at June 30, 2013 and $80.0 million at December 31, 2012. A significant amount, but not all, of these foreign cash balances are associated with earnings that we have asserted are indefinitely reinvested. We plan to use these indefinitely reinvested earnings to support growth outside of the United States through funding of operating expenses, research and development expenses, capital expenditures, and other cash needs of our foreign subsidiaries. Periodically, we repatriate cash from our foreign subsidiaries to the United States through intercompany dividends. These intercompany dividends are paid only by subsidiaries whose earnings we have not asserted are indefinitely reinvested or whose earnings qualify as previously taxed income, as defined by the Internal Revenue Code. If circumstances were to change that would cause these indefinitely reinvested earnings to be repatriated, an incremental U.S. tax liability would be incurred. As part of our foreign subsidiary repatriation activities, we received cash dividends of $9.7 million for the six months ended June 30, 2013 and $7.3 million for the six months ended June 30, 2012.
We expect that cash from operations, together with borrowing available under our revolving credit facility, will continue to be sufficient to cover our operating needs for the foreseeable future.
Cash Flows – Operating Activities
Cash flows provided from operating activities for the six months 2013 were $122.9 million and included a decrease of $35.5 million due to higher working capital levels, including higher accounts receivable and prepaid expenses; lower accrued expenses, which were partially offset by lower inventories; and higher accounts payable and dividends payable. The increase in accounts receivable was primarily due to higher sales levels when comparing the second quarter 2013 with the fourth quarter 2012, while higher prepaid expenses included an increase in dividends payable that represent the funding of the dividends in June 2013 that were not paid by the transfer agent until July 2013. The decrease in accrued expenses primarily reflects payments related to customer rebates made during six months 2013. The increase in accounts payable, as well as the decrease in inventories, are normal fluctuations in timing at several of our subsidiaries.
We had working capital, including the assets and liabilities of the discontinued operation, of $611.2 million at June 30, 2013 and $518.8 million at December 31, 2012. The current ratio was 3.49 to 1 at June 30, 2013 and 3.39 to 1 at December 31, 2012.
Cash Flows – Investing Activities
Cash used in investing activities was $25.0 million during six months 2013 and included $31.8 million for capital expenditures. Also included in investing activities was a net return of deposit of $9.3 million and a net settlement payment of $2.5 million related to the Goldman Sachs interest rate swap. Further information on the interest rate swap is discussed in Note 10. We estimate our total capital spending during 2013 will be approximately $70 million to $80 million. We expect to continue to finance capital spending through cash on hand and cash provided from operations, together with borrowing available under our $650 million revolving credit facility.
Cash Flows – Financing Activities
Cash used in financing activities during six months 2013 amounted to $108.5 million. Borrowings under our revolving credit facility decreased by $60.0 million, while amounts outstanding under lines of credit increased $3.4 million. We incurred $1.1 million in debt issuance costs related to the 4.10% senior notes. We also paid $24.0 million to fund dividends and $26.8 million for the repurchase of common stock during six months 2013.
We had total long-term debt, including the current portion, of $372.2 million at June 30, 2013, representing a decrease of approximately $56.6 million in our total debt since December 31, 2012.
At June 30, 2013, in addition to the revolving credit facility, which is discussed below, we had outstanding senior notes in the aggregate principal amount of $350 million that bear interest at a fixed rate of 4.10% and are due in 2022. During March 2013, we registered these 4.10% senior notes under the Securities Act of 1933 and commenced an offer to exchange the previously unregistered 4.10% senior notes that were outstanding at December 31, 2012 for an equal aggregate principal amount.
Two of our subsidiaries also have short-term lines of credit for operating purposes. The line of credit for one of our subsidiaries in India is for 110 million rupees and has an outstanding balance of $0.8 million (50 million rupees) at June 30, 2013. The line of credit for one of our subsidiaries in China is for $10 million with an outstanding balance of $6.9 million at June 30, 2013.

Revolving Credit Facility – At June 30, 2013, we had a $650 million multicurrency revolving credit facility, with a $100 million sublimit for multicurrency borrowings, a $100 million sublimit for letters of credit, and a $20 million sublimit for swingline loans. The agreement includes an expansion feature, which allows us, subject to certain conditions, to request an increase to the aggregate amount of the revolving credit facility or obtain incremental term loans in an amount up to $150 million. Borrowings bear interest at variable rates. The revolving credit facility matures on March 14, 2017.
The following table provides information related to the unused portion of our revolving credit facility:

(in millions)	June 30, 2013	December 31, 2012
Maximum borrowing capacity under the revolving credit facility	$650.0	$650.0
Outstanding borrowings under the revolving credit facility	15.0	75.0
Outstanding letters of credit	3.1	3.1
Unused portion of revolving credit facility	$631.9	$571.9

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
At June 30, 2013, the Leverage Ratio was 0.97 and the Interest Coverage Ratio was 22.06, while at December 31, 2012 the Leverage Ratio was 1.11 and the Interest Coverage Ratio was 32.44. We were in compliance with all covenants under both the revolving credit facility and the 4.10% senior notes at June 30, 2013 and December 31, 2012.
As a percentage of total capitalization (total debt and shareholders’ equity), our total debt percentage decreased from 51.6% at December 31, 2012 to 44.4% at June 30, 2013. The change in the percentage was primarily the result of a decrease in long-term debt and an increase in shareholders’ equity. The increase in shareholders’ equity reflects our earnings, partially offset by the impact of dividend payments and stock repurchases. Normally, we repay any outstanding long-term debt with cash from operations or refinancing activities.

Other Matters
During April 2013, we made the decision to discontinue the production of a fuel additive at our Ethyl Canada facility. While the facility will remain in operation, the workforce was reduced to support the remaining operations. As a result of this action, we recognized expense for severance charges and recorded the impairment of the affected property, plant, and equipment. The total charge to operations was not material to our financial statements.

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
Intangibles (Net of Amortization) and Goodwill
We have certain identifiable intangibles, as well as goodwill, amounting to $26.5 million at June 30, 2013. These intangibles relate to our petroleum additives business and, except for the goodwill, are being amortized over periods with up to approximately seventeen years of remaining life. We continue to assess the market related to these intangibles, as well as their specific values, and have concluded the values and amortization periods are appropriate. We also evaluate these intangibles for any potential impairment when significant events or circumstances occur that might impair the value of these assets. These evaluations continue to support the values at which these identifiable intangibles are carried on our financial statements. In addition, our reporting unit with goodwill is not at risk of failing the goodwill impairment test. However, if conditions were to substantially deteriorate in the petroleum additives market, it could possibly cause a decrease in the estimated useful lives of the intangible assets or result in a noncash write-off of all or a portion of the intangibles’ carrying amount. A reduction in the amortization period would have no effect on cash flows. We do not anticipate such a change in the market conditions in the near term.
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

Outlook
We are very pleased with our first half results.  The results reinforce our confidence that our customer-focused approach to the market is the path on which to continue. We believe the fundamentals of how we run our business - a long-term view, safety-first culture, customer-focused solutions, technology-driven product offerings, world-class supply chain capability, and a regional organizational structure to better understand our customers' needs - will continue to pay dividends to all of our stakeholders.

We continue to have expectations that our petroleum additives segment will deliver improved results in 2013, after having posted record operating profit for each of the last several years. We expect that petroleum additives shipment demand will continue to grow at an average annual rate of 1% - 2% over the next five years, as there has been no significant change in the fundamentals of the business.  Over the long-term, we plan to exceed the industry growth rate.  Over the past several years, we have made significant investments to expand our capabilities around the world.  These investments have been in people, technology and technical centers, and production capacity.  We intend to use these new capabilities to improve our ability to deliver the goods and service that our customers value and to expand our business and improve profits.  We will continue to expand our capabilities to provide even better service, technology, and customer solutions.

As a global company operating in many countries around the world, we are not immune to world economic conditions.  Our expectations for 2013 include the assumption of modest economic recovery around the world.  We did not see that recovery in any measurable fashion in the first half, but continue to plan our business around a modest growth assumption and will be prepared to meet the increased demand when it occurs.

Our business continues to generate significant amounts of cash beyond what is necessary for the expansion and growth of our current offerings.  We regularly review the many internal opportunities which we have to utilize this cash, both from a geographic and product line perspective.  We continue our efforts in investigating potential acquisitions as both a use for this cash and to generate shareholder value.  Our primary focus in the acquisition area remains on the petroleum additives industry.  It is our view that this industry will provide the greatest opportunity for a good return on our investment while minimizing risk.  We remain focused on this strategy and will evaluate any future opportunities.  Nonetheless, we are patient in this pursuit and intend to make the right acquisition when the opportunity arises.  We will continue to evaluate all alternative uses of that cash to enhance shareholder value, including stock repurchases and dividends.

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk
At June 30, 2013, there were no significant changes in our market risk from the information provided in the 2012 Annual Report.

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
Changes in Internal Controls Over Financial Reporting
There has been no change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1.     Legal Proceedings
We are involved in legal proceedings that are incidental to our business and include administrative or judicial actions seeking remediation under environmental laws, such as Superfund. Some of these legal proceedings relate to environmental matters and involve governmental authorities. For further information, see “Environmental” in Note 9.
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

ITEM 1A.     Risk Factors
While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Part I, Item 1A of our 2012 Annual Report describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our results of operations and our financial condition. We do not believe that there have been any material changes to the risk factors previously disclosed in our 2012 Annual Report except as highlighted below.
The following risk factor has been updated from the 2012 Annual Report to provide additional information.

•	Several of our products are produced solely at one location, and a significant disruption or disaster at such a facility could have a material adverse effect on our results of operation.

Several of the products we sell are produced only in one location. We are dependent upon the continued safe operation of these production facilities. These production facilities are subject to various hazards associated with the manufacturing, handling, storage, and transportation of chemical materials and products, including leaks and ruptures, explosions, fires, unscheduled downtime, and environmental hazards. Additionally, these sites may experience significant disruptions in operations due to inclement weather, natural disasters, flooding, and levee breaches. Some of our products involve the manufacturing and handling of a variety of reactive, explosive, and flammable materials. Many of these hazards could cause a disruption in the production of our products. We cannot assure that these facilities will not experience these types of hazards and disruptions in the future or that these incidents will not result in production delays or otherwise have an adverse effect on our results of operation, financial condition, or cash flows in any given period.
As previously discussed in this Quarterly Report on Form 10-Q, on July 2, 2013, Foundry Park I completed the sale of its real estate assets. As a result, the portion of the following risk factor that no longer exists is outlined below.

•	Landlord and financing risks associated with Foundry Park I could adversely affect our financial results.

In January 2007, Foundry Park I entered into a Deed of Lease Agreement with MeadWestvaco under which it is leasing an office building which we have constructed on approximately three acres in Richmond, Virginia.
Our landlord and financing activities may subject us to the following risks:

•
We may incur costs associated with our landlord activities that exceed our expectations and result in the Foundry Park I operations materially negatively impacting our results of operation for our real estate development segment.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds
On July 17, 2012, our Board of Directors approved a share repurchase program authorizing management to repurchase up to $250 million of NewMarket Corporation's outstanding common stock until December 31, 2014, as market conditions warrant and covenants under our existing agreements permit. We may conduct the share repurchases in the open market and in privately negotiated transactions. The repurchase program does not require NewMarket to acquire any specific number of shares and may be terminated or suspended at any time. Approximately $223 million remained available under the 2012 authorization at June 30, 2013. The following table outlines the purchases during the second quarter 2013 under this authorization.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30	14,600	$258.21	14,600	$223,202,079
May 1 to May 31	0	0.00	0	223,202,079
June 1 to June 30	0	0.00	0	223,202,079
Total	14,600	$258.21	14,600	$223,202,079

ITEM 6.     Exhibits

Exhibit 3.1	Articles of Incorporation Amended and Restated effective April 27, 2012 (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 1-32190) filed April 30, 2012)
Exhibit 3.2	NewMarket Corporation Bylaws Amended and Restated effective April 27, 2012 (incorporated by reference to Exhibit 3.2 to Form 8-K (File No. 1- 32190) filed April 30, 2012)
Exhibit 10.1	Consulting Agreement, dated March 28, 2013, between NewMarket Corporation and C.S. Warren Huang (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32190) filed April 9, 2013)*
Exhibit 10.2	Purchase and Sale Agreement, dated June 21, 2013, by and between Foundry Park I, LLC, a Virginia limited liability company, and Select Income REIT, a Maryland real estate investment trust
Exhibit 31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald
Exhibit 31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by David A. Fiorenza
Exhibit 32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald
Exhibit 32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David A. Fiorenza
Exhibit 101	XBRL Instance Document and Related Items

*Indicates management contracts, compensatory plans or arrangements of the company required to be filed as an exhibit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMARKET CORPORATION
(Registrant)

Date: July 31, 2013	By: /s/ D. A. Fiorenza
David A. Fiorenza
Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: July 31, 2013	By: /s/ William J. Skrobacz
William J. Skrobacz
Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 10.2	Purchase and Sale Agreement, dated June 21, 2013, by and between Foundry Park I, LLC, a Virginia limited liability company, and Select Income REIT, a Maryland real estate investment trust
Exhibit 31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald
Exhibit 31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by David A. Fiorenza
Exhibit 32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald
Exhibit 32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David A. Fiorenza
Exhibit 101	XBRL Instance Document and Related Items