Form 10-Q
period 2013-09-30
NEWMARKET CORP
filed 2013-10-31
CIK 1282637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Yes  ☐ No  ☒
Number of shares of common stock, without par value, outstanding as of September 30, 2013: 13,260,406

NEWMARKET CORPORATION

INDEX

PART I.     FINANCIAL INFORMATION
ITEM 1.     Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(in thousands, except per-share amounts)	Third Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	$580,455	$551,187	$1,723,984	$1,698,556
Cost of goods sold	416,632	390,918	1,222,326	1,206,932
Gross profit	163,823	160,269	501,658	491,624
Selling, general, and administrative expenses	40,886	37,095	121,748	114,701
Research, development, and testing expenses	35,865	30,208	103,315	86,569
Operating profit	87,072	92,966	276,595	290,354
Interest and financing expenses, net	4,259	1,304	13,614	6,445
Loss on early extinguishment of debt	0	0	0	9,092
Other (expense) income, net	(613)	81	5,508	(3,740)
Income from continuing operations before income tax expense	82,200	91,743	268,489	271,077
Income tax expense	25,179	27,920	80,143	86,044
Income from continuing operations	57,021	63,823	188,346	185,033
Discontinued operations:
Gain on sale of discontinued business, net of tax	21,855	0	21,855	0
Income from operations of discontinued business, net of tax	20	892	540	1,497
Net income	$78,896	$64,715	$210,741	$186,530

Earnings per share - basic and diluted:
Income from continuing operations	$4.29	$4.76	$14.13	$13.80
Income from discontinued operations	1.65	0.07	1.68	0.11
Net income	$5.94	$4.83	$15.81	$13.91
Cash dividends declared per common share	$0.90	$0.75	$2.70	$2.25

See accompanying Notes to Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(in thousands)	Third Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$78,896	$64,715	$210,741	$186,530
Other comprehensive income:
Pension plans and other postretirement benefits:
Amortization of prior service (credit) cost included in net periodic benefit cost, net of income tax expense of $1 in third quarter 2013, $13 in third quarter 2012, $4 in nine months 2013, and $34 in nine months 2012	(3)	10	2	21
Actuarial net gain (loss) arising during the period, net of income tax expense (benefit) of $2,036 in third quarter 2013, $(989) in third quarter 2012, $2,131 in nine months 2013 and $(989) in third quarter 2012	3,225	(1,550)	3,510	(1,550)
Amortization of actuarial net loss included in net periodic benefit cost, net of income tax expense of $705 in third quarter 2013, $603 in third quarter 2012, $2,293 in nine months 2013, and $1,723 in nine months 2012	1,237	1,045	3,962	3,069
Settlements and curtailments, net of income tax expense of $126 in nine months 2013	0	0	378	0
Amortization of transition obligation included in net periodic benefit cost, net of income tax expense of $3 in third quarter 2013, $3 in third quarter 2012, $9 in nine months 2013, and $10 in nine months 2012	7	11	26	30
Total pension plans and other postretirement benefits	4,466	(484)	7,878	1,570
Derivative instruments:
Unrealized loss on derivative instruments, net of income tax benefit of $210 in nine months 2012	0	0	0	(330)
Reclassification adjustments for losses on derivative instruments included in net income, net of income tax expense of $1,545 in third quarter 2013, $135 in third quarter 2012, $2,622 in nine months 2013, and $433 in nine months 2012	2,481	213	4,173	680
Total derivative instruments	2,481	213	4,173	350
Foreign currency translation adjustments, net of income tax expense (benefit) of $85 in third quarter 2013, $1,837 in third quarter 2012, $(1,673) in nine months 2013, and $230 in nine months 2012	12,666	12,818	(9,744)	9,439
Marketable securities:
Unrealized gain on marketable securities, net of income tax expense of $310 in third quarter 2012 and $419 in nine months 2012	0	499	0	676
Reclassification adjustments for gain on marketable securities included in net income, net of income tax benefit of $644 in third quarter and nine months 2012	0	(1,040)	0	(1,040)
Total marketable securities	0	(541)	0	(364)
Other comprehensive income	19,613	12,006	2,307	10,995
Comprehensive income	$98,509	$76,721	$213,048	$197,525

See accompanying Notes to Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share amounts)	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$247,265	$89,129
Trade and other accounts receivable, less allowance for doubtful accounts ($481 in 2013 and $319 in 2012)	323,669	297,055
Inventories:
Finished goods and work-in-process	255,626	265,017
Raw materials	48,834	48,881
Stores, supplies, and other	8,313	8,776
	312,773	322,674
Deferred income taxes	8,832	8,452
Prepaid expenses and other current assets	33,538	18,185
Total current assets	926,077	735,495
Property, plant, and equipment, at cost	1,006,310	1,070,967
Less accumulated depreciation and amortization	723,971	712,596
Net property, plant, and equipment	282,339	358,371
Prepaid pension cost	17,371	12,710
Deferred income taxes	50,050	55,123
Other assets and deferred charges	44,612	72,007
Intangibles (net of amortization) and goodwill	24,789	30,542
Total assets	$1,345,238	$1,264,248
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$126,874	$119,298
Accrued expenses	79,680	79,061
Dividends payable	10,740	0
Book overdraft	5,275	3,906
Long-term debt, current portion	7,470	4,382
Income taxes payable	33,377	10,024
Total current liabilities	263,416	216,671
Long-term debt	349,452	424,407
Other noncurrent liabilities	193,284	220,965
Total liabilities	806,152	862,043
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock and paid-in capital (without par value; authorized shares - 80,000,000; issued and outstanding shares - 13,260,406 at September 30, 2013 and 13,417,877 at December 31, 2012)	0	721
Accumulated other comprehensive loss	(108,382)	(110,689)
Retained earnings	647,468	512,173
	539,086	402,205
Total liabilities and shareholders’ equity	$1,345,238	$1,264,248

See accompanying Notes to Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in thousands, except share and per-share amounts)	Common Stock and Paid-in Capital		Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2011	13,404,831	$64	$(98,732)	$648,261	$549,593
Net income				239,593	239,593
Other comprehensive income (loss)			(11,957)		(11,957)
Ordinary cash dividends ($3.00 per share)				(40,234)	(40,234)
Special cash dividend ($25.00 per share)				(335,447)	(335,447)
Stock-based compensation	13,046	657			657
Balance at December 31, 2012	13,417,877	721	(110,689)	512,173	402,205
Net income				210,741	210,741
Other comprehensive income (loss)			2,307		2,307
Ordinary cash dividends ($2.70 per share)				(35,904)	(35,904)
Repurchases of common stock	(157,800)	(1,614)		(39,542)	(41,156)
Stock-based compensation	329	893			893
Balance at September 30, 2013	13,260,406	$0	$(108,382)	$647,468	$539,086

See accompanying Notes to Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands)	Nine Months Ended September 30,
	2013	2012
Cash and cash equivalents at beginning of year	$89,129	$50,370
Cash flows from operating activities:
Net income	210,741	186,530
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	35,926	32,449
Noncash environmental remediation and dismantling	1,385	(213)
Noncash pension benefits expense	13,903	11,439
Noncash postretirement benefits expense	2,485	2,707
Noncash foreign exchange loss	4,630	1,722
Deferred income tax benefit	(979)	(1,653)
Gain on sale of discontinued business	(35,770)	0
Loss on early extinguishment of debt	0	9,932
Restricted stock award	715	183
Gain on sale of equity securities	0	(1,685)
Unrealized (gain) loss on derivative instruments, net	(10,044)	855
Working capital changes	(988)	(41,566)
Realized loss on derivative instruments, net	4,927	4,796
Cash pension benefits contributions	(24,065)	(22,541)
Cash postretirement benefits contributions	(1,382)	(1,549)
Cash payment for 7.125% senior notes redemption premium	0	(5,345)
Proceeds from legal settlements	5,100	5,050
Change in book overdraft	1,369	4,953
Other, net	446	(735)
Cash provided from (used in) operating activities	208,399	185,329
Cash flows from investing activities:
Capital expenditures	(47,163)	(25,444)
Proceeds from sale of discontinued business	140,011	0
Deposits for interest rate swap	(11,018)	(19,567)
Return of deposits for interest rate swap	21,880	17,800
Payments on settlement of interest rate swap	(5,148)	(5,148)
Receipts from settlement of interest rate swap	221	352
Proceeds from sale of equity securities	0	6,303
Cash provided from (used in) investing activities	98,783	(25,704)
Cash flows from financing activities:
Net (repayments) borrowings under revolving credit facility	(75,000)	116,000
Repayment of 7.125% senior notes	0	(150,000)
Repayment of Foundry Park I mortgage loan	0	(63,544)
Net borrowings (repayments) under lines of credit	3,088	(1,781)
Dividends paid	(35,914)	(30,171)
Debt issuance costs	(1,145)	(2,369)
Repurchases of common stock	(41,156)	0
Cash provided from (used in) financing activities	(150,127)	(131,865)
Effect of foreign exchange on cash and cash equivalents	1,081	1,577
Increase in cash and cash equivalents	158,136	29,337
Cash and cash equivalents at end of period	$247,265	$79,707

See accompanying Notes to Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Financial Statement Presentation
In the opinion of management, the accompanying consolidated financial statements of NewMarket Corporation and its subsidiaries contain all necessary adjustments for the fair statement of, in all material respects, our consolidated financial position as of September 30, 2013 and December 31, 2012, the change in our shareholders’ equity for the nine months ended September 30, 2013 and the year ended December 31, 2012, our consolidated results of operations and comprehensive income for the third quarter and nine months ended September 30, 2013 and September 30, 2012, and our cash flows for the nine months ended September 30, 2013 and September 30, 2012. All adjustments are of a normal, recurring nature, unless otherwise disclosed. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the NewMarket Corporation Annual Report on Form 10-K for the year ended December 31, 2012 (2012 Annual Report), as filed with the Securities and Exchange Commission (SEC). The results of operation for the nine month period ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013. The December 31, 2012 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
Unless the context otherwise indicates, all references to “we,” “us,” “our,” the “Company,” and “NewMarket” are to NewMarket Corporation and its consolidated subsidiaries.
At both September 30, 2013 and December 31, 2012, we had a book overdraft for some of our disbursement cash accounts. A book overdraft represents disbursements that have not cleared the bank accounts at the end of the reporting period. There are no agreements with the same banks to offset the presented balance. We transfer cash on an as-needed basis to fund these items as they clear the bank in subsequent periods.
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
Cash dividends for the nine months ended September 30, 2013 and September 30, 2012 were declared and paid as shown in the table below.

Year	Date Declared	Date Paid	Per Share Amount
2013	February 28, 2013	April 1, 2013	$0.90
	April 25, 2013	July 1, 2013	0.90
	July 18, 2013	October 1, 2013	0.90
2012	February 23, 2012	April 2, 2012	0.75
	April 26, 2012	July 2, 2012	0.75
	July 17, 2012	October 1, 2012	0.75

2.    Discontinued Operations

On July 2, 2013, Foundry Park I completed the sale of its real estate assets for $143.6 million in cash, which comprised our entire real estate development segment. The operations of the real estate development segment for all periods presented are reported in Income from operations of discontinued business, net of tax, in the Consolidated Statements of Income. We recognized a gain of $35.8 million ($21.9 million after tax) in the third quarter of 2013 related to this transaction.

The components of income from operations of discontinued business, net of tax were as follows:

(in thousands)	Third Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Rental revenue	$31	$2,857	$5,747	$8,573
Cost of rental	0	1,067	2,136	3,203
Selling, general, and administrative expenses	0	1	1	2
Interest and financing expenses, net	0	328	2,727	2,053
Loss on early extinguishment of debt (Note 4)	0	0	0	840
Income before income taxes	31	1,461	883	2,475
Income tax expense	11	569	343	978
Income from operations of discontinued business, net of tax	$20	$892	$540	$1,497

Interest and financing expenses, net include only amounts directly related to the Foundry Park I mortgage loan agreement (mortgage loan). Other interest and financing expenses have not been allocated to discontinued operations. The Consolidated Statements of Cash Flows summarize the activity of discontinued operations and continuing operations together.

3.    Asset Retirement Obligations
Our asset retirement obligations are related primarily to past tetraethyl lead (TEL) operations. The following table illustrates the activity associated with our asset retirement obligations for the nine months ended September 30, 2013 and September 30, 2012.

(in thousands)	2013	2012
Asset retirement obligations, January 1	$2,800	$3,297
Accretion expense	85	120
Liabilities settled	(475)	(489)
Changes in expected cash flows and timing	272	296
Asset retirement obligations, September 30	$2,682	$3,224

4.    Segment Information
The tables below show our consolidated segment results. The “All other” category includes the operations of the tetraethyl lead business, as well as certain contract manufacturing performed by Ethyl Corporation (Ethyl).

Consolidated Revenue by Segment

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Petroleum additives
Lubricant additives	$461,936	$433,074	$1,389,720	$1,347,824
Fuel additives	115,660	114,587	327,615	341,770
Total	577,596	547,661	1,717,335	1,689,594
All other	2,859	3,526	6,649	8,962
Consolidated revenue	$580,455	$551,187	$1,723,984	$1,698,556

Segment Operating Profit

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Petroleum additives	$95,491	$96,350	$295,309	$300,436
All other	(1,614)	1,768	(1,832)	5,067
Segment operating profit	93,877	98,118	293,477	305,503
Corporate, general, and administrative expenses	(6,850)	(5,000)	(17,255)	(16,003)
Interest and financing expenses, net	(4,259)	(1,304)	(13,614)	(6,445)
Gain (loss) on interest rate swap agreement (a)	(659)	(1,659)	5,116	(5,650)
Loss on early extinguishment of debt (b)	0	0	0	(9,092)
Other income, net	91	1,588	765	2,764
Income from continuing operations before income tax expense	$82,200	$91,743	$268,489	$271,077

(a)
The gain (loss) on interest rate swap agreement represents the change, since the beginning of the reporting period, in the fair value of an interest rate swap which we entered into on June 25, 2009. We are not using hedge accounting to record the interest rate swap, and accordingly, any change in the fair value is immediately recognized in earnings.

(b)
In March 2012, we entered into a $650 million five-year unsecured revolving credit facility which replaced our previous $300 million unsecured revolving credit facility. During 2012, we used a portion of the $650 million revolving credit facility to fund the early redemption of all of our then outstanding 7.125% senior notes (7.125% senior notes), as well as to repay the outstanding principal amount on the mortgage loan. As a result, we recognized a loss on early extinguishment of debt of $9.9 million during the nine months ended September 30, 2012. The loss represents accelerated amortization of financing fees associated with the prior revolving credit facility, the 7.125% senior notes, and the mortgage loan, as well as costs associated with redeeming the 7.125% senior notes prior to maturity. Of the loss on early extinguishment of debt, $0.8 million for the nine months ended September 30, 2012 is included as a component of income from operations of discontinued business, net of tax.

Segment Depreciation and Amortization

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Petroleum additives	$9,347	$8,993	$29,219	$27,097
All other and corporate (a)	695	1,836	6,707	5,352
Total depreciation and amortization	$10,042	$10,829	$35,926	$32,449

(a) This amount includes depreciation and amortization expense of Foundry Park I, which was $1.3 million for the third quarter ended September 30, 2012, $4.7 million for the nine months ended September 30, 2013, and $3.4 million for the nine months ended September 30, 2012. These amounts are included in Income from operations of discontinued business, net of tax in the Consolidated Statements of Income.

5.    Pension Plans and Other Postretirement Benefits
The table below shows cash contributions made during the nine months ended September 30, 2013, as well as the remaining cash contributions we expect to make during the year ending December 31, 2013 for both our domestic and foreign pension plans and postretirement benefit plans.

(in thousands)	Actual Cash Contributions for Nine Months Ended September 30, 2013	Expected Remaining Cash Contributions for Year Ending December 31, 2013
Domestic plans
Pension benefits	$18,077	$4,692
Postretirement benefits	1,217	406
Foreign plans
Pension benefits	5,988	1,650
Postretirement benefits	165	54

The tables below present information on net periodic benefit cost for our pension and postretirement benefit plans.

	Domestic
	Pension Benefits		Postretirement Benefits
	Third Quarter Ended September 30,
(in thousands)	2013	2012	2013	2012
Service cost	$2,967	$2,286	$600	$370
Interest cost	2,396	2,446	513	710
Expected return on plan assets	(3,655)	(3,346)	(362)	(373)
Amortization of prior service cost	3	53	2	2
Amortization of actuarial net loss (gain)	1,711	1,414	(138)	(50)
Net periodic benefit cost	$3,422	$2,853	$615	$659

	Domestic
	Pension Benefits		Postretirement Benefits
	Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Service cost	$8,294	$6,600	$1,598	$1,414
Interest cost	7,163	7,187	1,876	2,289
Expected return on plan assets	(10,889)	(9,948)	(1,090)	(1,119)
Amortization of prior service cost	11	158	7	7
Amortization of actuarial net loss (gain)	5,313	3,998	(138)	(50)
Net periodic benefit cost	$9,892	$7,995	$2,253	$2,541

	Foreign
	Pension Benefits		Postretirement Benefits
	Third Quarter Ended September 30,
(in thousands)	2013	2012	2013	2012
Service cost	$1,271	$1,157	$5	$7
Interest cost	1,330	1,310	25	28
Expected return on plan assets	(1,712)	(1,491)	0	0
Amortization of prior service credit	(7)	(31)	0	0
Amortization of transition obligation	0	0	9	13
Amortization of actuarial net loss	359	272	7	7
Settlements and curtailments	0	(251)	0	0
Net periodic benefit cost	$1,241	$966	$46	$55

	Foreign
	Pension Benefits		Postretirement Benefits
	Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Service cost	$3,946	$3,509	$21	$21
Interest cost	4,011	3,992	78	83
Expected return on plan assets	(5,127)	(4,523)	0	0
Amortization of prior service credit	(11)	(108)	0	0
Amortization of transition obligation	0	0	35	39
Amortization of actuarial net loss	1,059	825	27	23
Settlements and curtailments	133	(251)	71	0
Net periodic benefit cost	$4,011	$3,444	$232	$166

The curtailment loss for the nine months ended September 30, 2013 in the table above reflects the workforce reduction at our Ethyl Canada facility as a result of the decision to discontinue the production of a fuel additive at this facility. The settlement gain for the third quarter and nine months ended September 30, 2012 in the tables above reflects the completion of a partial wind-up of our Canadian salaried pension plan.

6.    Earnings Per Share
Options and stock-based compensation awards are not included in the computation of diluted earnings per share if the impact on earnings per share would be anti-dilutive. We had 11,585 shares of nonvested restricted stock that were excluded from the calculation of diluted earnings per share for the third quarter and nine months ended September 30, 2013 and 11,940 shares of nonvested restricted stock that were excluded from the calculation of diluted earnings per share for the third quarter and nine months ended September 30, 2012 as their effects were anti-dilutive.
The nonvested restricted stock is considered a participating security since the stock contains nonforfeitable rights to dividends. As such, we use the two-class method to compute basic and diluted earnings per share. The following table illustrates the earnings allocation method utilized in the calculation of basic and diluted earnings per share from continuing operations.

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per-share amounts)	2013	2012	2013	2012
Earnings per share from continuing operations numerator:
Income from continuing operations attributable to common shareholders before allocation of earnings to participating securities	$57,021	$63,823	$188,346	$185,033
Income from continuing operations allocated to participating securities	70	0	175	0
Income from continuing operations attributable to common shareholders after allocation of earnings to participating securities	$56,951	$63,823	$188,171	$185,033
Earnings per share from continuing operations denominator:
Weighted-average number of shares of common stock outstanding - basic and diluted	13,279	13,406	13,319	13,405
Earnings per share from continuing operations - basic and diluted	$4.29	$4.76	$14.13	$13.80

7.    Intangibles (Net of Amortization) and Goodwill

	Identifiable Intangibles
	September 30, 2013		December 31, 2012
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Formulas and technology	$91,648	$78,789	$91,662	$74,762
Contracts	9,593	7,771	9,593	6,734
Customer bases	7,003	2,782	7,021	2,400
Trademarks and trade names	1,579	570	1,586	426
Goodwill	4,878		5,002
	$114,701	$89,912	$114,864	$84,322

All of the intangibles relate to the petroleum additives segment. The change in the gross carrying amount between 2012 and 2013 is due to foreign currency fluctuations. There is no accumulated goodwill impairment.

Amortization expense was (in millions):

Third quarter ended September 30, 2013	$1.9
Nine months ended September 30, 2013	5.6
Third quarter ended September 30, 2012	1.9
Nine months ended September 30, 2012	5.6

Estimated amortization expense for the remainder of 2013, as well as annual amortization expense related to our intangible assets for the next five years is expected to be (in millions):

2013	$1.5
2014	6.2
2015	5.8
2016	1.9
2017	0.7
2018	0.7

Generally, we amortize the cost of the customer base intangibles by an accelerated method and the cost of the remaining intangible assets by the straight-line method over their estimated economic lives. We generally amortize contracts over 1.5 to 10 years; customer bases over 20 years; and formulas and technology over 5 to 20 years. Trademarks and trade names are amortized over 10 years.

8.    Long-term Debt

(in thousands)	September 30, 2013	December 31, 2012
Senior notes - 4.10% due 2022	$349,452	$349,407
Revolving credit facility	0	75,000
Lines of credit	7,470	4,382
	356,922	428,789
Current maturities of long-term debt	(7,470)	(4,382)
	$349,452	$424,407

At September 30, 2013, we had outstanding senior notes in the aggregate principal amount of $350 million that bear interest at a fixed rate of 4.10% and are due in 2022 (4.10% senior notes). During March 2013, we registered these 4.10% senior notes under the Securities Act of 1933. All previously unregistered 4.10% senior notes that were outstanding at December 31, 2012 have been exchanged for an equal aggregate principal amount of registered 4.10% senior notes.
The following table provides information related to the unused portion of our revolving credit facility in effect at September 30, 2013 and December 31, 2012:

(in millions)	September 30, 2013	December 31, 2012
Maximum borrowing capacity under the revolving credit facility	$650.0	$650.0
Outstanding borrowings under the revolving credit facility	0.0	75.0
Outstanding letters of credit	3.1	3.1
Unused portion of revolving credit facility	$646.9	$571.9

For further information on the outstanding letters of credit, see Note 9. The average interest rate for borrowings under our revolving credit facility was 2.16% during the first nine months of 2013 and 1.84% during 2012.
We were in compliance with all covenants under our debt agreements at September 30, 2013 and at December 31, 2012.

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
Environmental
In 2000, the Environmental Protection Agency (EPA) named us as a potentially responsible party (PRP) under Superfund law for the clean-up of soil and groundwater contamination at the five grouped disposal sites known as "Sauget Area 2 Sites" in Sauget, Illinois. Without admitting any fact, responsibility, fault, or liability in connection with this site, we are participating with other PRPs in site investigations and feasibility studies. The Sauget Area 2 Sites PRPs received notice of approval from the EPA of the Remedial Investigation report on February 27, 2009, notice of approval of the October 2009 Human Health Risk Assessment on December 17, 2009, and approval of the Feasibility Study (FS) report on April 3, 2013. We have accrued our estimated proportional share of the expenses for the FS, as well as our best estimate of our proportional share of the remediation liability proposed in our ongoing discussions and submissions with the agencies involved. We do not believe there is any additional information available as a basis for revision of the liability that we have established at September 30, 2013. The amount accrued for this site is not material.
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

	September 30, 2013			December 31, 2012
(in millions)	Former TEL Plant Site, Louisiana	Houston, Texas Plant Site	Superfund Site, Louisiana	Former TEL Plant Site, Louisiana	Houston, Texas Plant Site	Superfund Site, Louisiana
Accrual, discounted	$5.5	$6.5	$3.4	$5.6	$6.1	$3.2
Accrual, undiscounted	6.8	10.0	4.5	6.9	9.3	4.4
Approximate range of discount rates for accrual	3% - 4%	3% - 9%	2% - 4%	3% - 4%	3% - 9%	2% - 4%
Expected future payments:
2013	$0.3	$0.5	$0.0
2014	0.8	0.3	0.2
2015	0.8	0.2	0.2
2016	0.6	0.2	0.3
2017	0.5	0.2	0.3
Thereafter	3.8	8.6	3.5

Of the total accrual at the Houston, Texas plant site, $6.2 million at September 30, 2013 and $5.8 million at December 31, 2012 relates to remediation. Of the total remediation, $6.1 million at September 30, 2013 and $5.6 million at December 31, 2012 relates to remediation of groundwater and soil.

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
Our total accruals for environmental remediation were approximately $20.0 million at September 30, 2013 and $19.7 million at December 31, 2012. In addition to the accruals for environmental remediation, we also have accruals for dismantling and decommissioning costs of $400 thousand at September 30, 2013 and $500 thousand at December 31, 2012.
Letters of Credit and Guarantees
We have agreements with several financial institutions that provide guarantees for certain business activities of our subsidiaries, including performance, insurance, credit, lease, and customs and excise guarantees. The parent company provides guarantees of the subsidiaries' performance under these agreements and also provides a guarantee for repayment of a line of credit for a subsidiary in China. Guarantees outstanding under all of these agreements at September 30, 2013 were $17 million. At September 30, 2013, $3.1 million of these guarantees were secured by letters of credit, all of which were issued under the $100 million letter of credit sub-facility of our revolving credit facility. See Note 8 for further information. The letters of credit relate to insurance and performance guarantees. The maximum potential amount of future payments under all other guarantees not secured by letters of credit at September 30, 2013 was $21 million. We have no liability accrued for these guarantees; however, there is $7.5 million drawn on the line of credit in China, which is recorded in Long-term debt, current portion on the Consolidated Balance Sheets. See Note 8 for further information. We accrue for potential liabilities when a future payment is probable and the range of loss can be reasonably estimated.
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
Our foreign operations expose us to fluctuations of foreign exchange rates. These fluctuations may impact the value of our cash receipts and payments as compared to our reporting currency, the U.S. Dollar. To manage this exposure, we sometimes enter into foreign currency forward contracts to minimize currency exposure due to cash flows from foreign operations. There were no such contracts outstanding at September 30, 2013 or December 31, 2012.
Cash Flow Hedge of Interest Rate Risk
In January 2010, we entered into an interest rate swap to manage our exposure to interest rate movements on the mortgage loan and to reduce variability in interest expense. This mortgage loan interest rate swap terminated with the payoff of the mortgage loan on May 1, 2012. Further information on the mortgage loan is in Note 12 of our 2012 Annual Report. We also had an interest rate swap to manage our exposure to interest rate movements on the Foundry Park I construction loan and to add stability to capitalized interest expense. The Foundry Park I construction loan interest rate swap matured on January 1, 2010. Both interest rate swaps were designated and qualified as cash flow hedges. As such, the effective portion of changes in the fair value of the swaps was recorded in accumulated other comprehensive loss and was subsequently reclassified into earnings in the period that the hedged forecasted transaction affected earnings. Any ineffective portion of changes in the fair value of the swap was recognized immediately in earnings. Due to the sale of the real estate assets of Foundry Park I in July 2013, the amounts recorded in accumulated other comprehensive loss for both interest rate swaps were completely recognized in the Consolidated Statements of Income during the nine months of 2013.
The accumulated unrealized loss, net of tax, related to the fair value of the mortgage loan interest rate swap was recorded in accumulated other comprehensive loss in shareholders’ equity on the Consolidated Balance Sheets and amounted to $0 at September 30, 2013 and $1.7 million at December 31, 2012. Also recorded as a component of accumulated other comprehensive loss in shareholders’ equity on the Consolidated Balance Sheets, net of tax, was the accumulated loss related to the construction loan interest rate swap which amounted to $0 at September 30, 2013 and $2.5 million at December 31, 2012.

Non-designated Hedges
On June 25, 2009, we entered into an interest rate swap with Goldman Sachs in the notional amount of $97 million and with a maturity date of January 19, 2022 (Goldman Sachs interest rate swap). NewMarket entered into the Goldman Sachs interest rate swap in connection with the termination of a loan application and related rate lock agreement between Foundry Park I and Principal Commercial Funding II, LLC (Principal). When the rate lock agreement was originally executed in 2007, Principal simultaneously entered into an interest rate swap with a third party to hedge Principal’s exposure to fluctuation in the ten-year United States Treasury Bond rate. Upon the termination of the rate lock agreement on June 25, 2009, Goldman Sachs both assumed Principal’s position with the third party and entered into an offsetting interest rate swap with NewMarket. Under the terms of this interest rate swap, NewMarket is making fixed rate payments at 5.3075% and Goldman Sachs makes variable rate payments based on three-month LIBOR. We have collateralized this exposure through cash deposits posted with Goldman Sachs amounting to $26.8 million at September 30, 2013 and $37.7 million at December 31, 2012.
We have made an accounting policy election to not offset derivative fair value amounts with the fair value amounts for the right to reclaim cash collateral under our master netting arrangement. We do not use hedge accounting for the Goldman Sachs interest rate swap, and therefore, immediately recognize any change in the fair value of this derivative financial instrument directly in earnings.
*****
The table below presents the fair value of our derivative financial instruments, as well as their classification on the Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012.

	Asset Derivatives				Liability Derivatives
	September 30, 2013		December 31, 2012		September 30, 2013		December 31, 2012
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Not Designated as Hedging Instruments
Goldman Sachs interest rate swap		$0		$0	Accrued expenses and Other noncurrent liabilities	$22,717	Accrued expenses and Other noncurrent liabilities	$32,761

The total fair value reflected in the table above includes amounts recorded in accrued expenses of approximately $1.0 million at September 30, 2013 and $2.3 million at December 31, 2012 for the Goldman Sachs interest rate swap.

The tables below present the effect of our derivative financial instruments on the Consolidated Statements of Income.
Effect of Derivative Instruments on the Consolidated Statements of Income
Designated Cash Flow Hedges
(in thousands)

Derivatives in Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Third Quarter Ended September 30,			Third Quarter Ended September 30,			Third Quarter Ended September 30,
	2013	2012		2013	2012		2013	2012
Mortgage loan interest rate swap	$0	$0	Discontinued operations	$0	$(327)		$0	$0
Construction loan interest rate swap	$0	$0	Discontinued operations	$(4,026)	$(21)		$0	$0

	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2013	2012		2013	2012		2013	2012
Mortgage loan interest rate swap	$0	$(540)	Discontinued operations	$(2,727)	$(1,049)		$0	$0
Construction loan interest rate swap	$0	$0	Discontinued operations	$(4,068)	$(64)		$0	$0
Of the amounts in discontinued operations reflected in the table above, $4.0 million from the construction loan was recorded as a component of the gain on sale of discontinued business. The remaining amounts are recorded as a component of income from operations of discontinued business.
Effect of Derivative Instruments on the Consolidated Statements of Income
Non-Designated Derivatives
(in thousands)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Third Quarter Ended September 30,		Nine Months Ended September 30,
		2013	2012	2013	2012
Goldman Sachs interest rate swap	Other (expense) income, net	$(659)	$(1,659)	$5,116	$(5,650)

Credit-risk Related Contingent Features
The agreement we have with our current derivative counterparty contains a provision where we could be declared in default on our derivative obligation if repayment of indebtedness is accelerated by our lender(s) due to our default on the indebtedness.
As of September 30, 2013, the fair value of the derivative in a net liability position related to this agreement, which includes accrued interest but excludes any adjustment for nonperformance risk, was $22.5 million. We have minimum collateral posting thresholds with the counterparty and have posted cash collateral of $26.8 million as of September 30, 2013. If required, we could have settled our obligations under the agreement at the termination value of $22.5 million at September 30, 2013.

11.    Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
The balances of, and changes in, the components of accumulated other comprehensive loss, net of tax, consist of the following:

(in thousands)	Pension Plans and Other Postretirement Benefits	Derivative Instruments	Foreign Currency Translation Adjustments	Marketable Securities	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2011	$(76,416)	$(4,736)	$(17,944)	$364	$(98,732)
Other comprehensive income (loss) before reclassifications	(24,291)	(330)	7,567	676	(16,378)
Amounts reclassified from accumulated other comprehensive loss	4,568	893	0	(1,040)	4,421
Other comprehensive income (loss)	(19,723)	563	7,567	(364)	(11,957)
Balance at December 31, 2012	(96,139)	(4,173)	(10,377)	0	(110,689)
Other comprehensive income (loss) before reclassifications	3,510	0	(9,744)	0	(6,234)
Amounts reclassified from accumulated other comprehensive loss	4,368	4,173	0	0	8,541
Other comprehensive income (loss)	7,878	4,173	(9,744)	0	2,307
Balance at September 30, 2013	$(88,261)	$0	$(20,121)	$0	$(108,382)

The following table illustrates the amounts, net of tax, reclassified out of each component of accumulated other comprehensive loss and their location within the respective line items on the Consolidated Statements of Income.

(in thousands)	Amount Reclassified from Accumulated Other Comprehensive Loss
Accumulated Other Comprehensive Loss Component	Third Quarter Ended September 30,		Nine Months Ended September 30,		Affected Line Item on the Consolidated Statements of Income
	2013	2012	2013	2012
Pension plans and other postretirement benefits:
Amortization of prior service (credit) cost	$(3)	$10	$2	$21	(a)
Amortization of actuarial net loss	1,237	1,045	3,962	3,069	(a)
Settlements and curtailments	0	0	378	0	(a)
Amortization of transition obligation	7	11	26	30	(a)
Total pension plans and other postretirement benefits	1,241	1,066	4,368	3,120
Derivative instruments:
Amortization of mortgage loan interest rate swap	0	200	1,666	641	Income from operations of discontinued business, net of tax
Amortization of construction loan interest rate swap	2,481	13	2,507	39	Discontinued operations
Total derivative instruments	2,481	213	4,173	680
Marketable securities	0	(1,040)	0	(1,040)	Other (expense) income, net
Total reclassifications for the period	$3,722	$239	$8,541	$2,760

(a) These components of accumulated other comprehensive loss are included in the computation of net periodic benefit cost. See Note 5 in this Form 10-Q and Note 19 in our 2012 Annual Report for further information.

For the third quarter of 2013 and nine months of 2013, $2.5 million of the amount reported in the table above for the amortization of construction loan interest rate swap is a component of gain on sale of discontinued business, net of tax. The remaining amounts are components of income from operations of discontinued business, net of tax.

12.    Fair Value Measurements
The following table provides information on assets and liabilities measured at fair value on a recurring basis. No material events occurred during the nine months ended September 30, 2013 requiring adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

	Carrying Amount in Consolidated Balance Sheets		Fair Value Measurements Using
		Fair Value	Level 1	Level 2	Level 3
(in thousands)	September 30, 2013
Cash and cash equivalents	$247,265	$247,265	$247,265	$0	$0
Cash deposit for collateralized interest rate swap	26,833	26,833	26,833	0	0
Interest rate swap liability	22,717	22,717	0	22,717	0

	December 31, 2012
Cash and cash equivalents	$89,129	$89,129	$89,129	$0	$0
Cash deposit for collateralized interest rate swap	37,694	37,694	37,694	0	0
Interest rate swap liability	32,761	32,761	0	32,761	0

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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustment associated with the derivatives utilizes Level 3 inputs. These Level 3 inputs include estimates of current credit spreads to evaluate the likelihood of default by both us and the counterparties to the derivatives. As of September 30, 2013 and December 31, 2012, we have assessed the significance of the impact of the credit valuation adjustment on the overall valuation of our derivatives and have determined that the credit valuation adjustment is not significant to the overall valuation of the derivatives. Accordingly, we have determined that our derivative valuations should be classified in Level 2 of the fair value hierarchy.
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

	September 30, 2013		December 31, 2012
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current maturities	$356,922	$356,021	$428,789	$436,777

13.    Consolidating Financial Information
The 4.10% senior notes are guaranteed on a senior unsecured basis by certain of our domestic subsidiaries that guarantee our obligations under the revolving credit facility and any of our other indebtedness (Guarantor Subsidiaries). The subsidiary guarantees are joint and several obligations of the Guarantor Subsidiaries. The indenture governing the 4.10% senior notes includes a provision which allows for a Guarantor Subsidiary to be released of its obligations under the subsidiary guarantee under certain conditions. Those conditions include the sale or other disposition of all or substantially all of the Guarantor Subsidiary's assets in compliance with the indenture and the release or discharge of a Guarantor Subsidiary from its obligations as a guarantor under our revolving credit facility and all of our other indebtedness. During the third quarter of 2013, certain subsidiaries that had been Guarantor Subsidiaries were released from their obligations under the revolving credit facility, and therefore were released as a Subsidiary Guarantor under the 4.10% senior notes. The Guarantor Subsidiaries and the subsidiaries that do not guarantee the 4.10% senior notes (the Non-Guarantor Subsidiaries) are 100% owned by NewMarket Corporation (the Parent Company). The current Guarantor Subsidiaries consist of the following:

Ethyl Corporation	Afton Chemical Corporation
NewMarket Services Corporation	Afton Chemical Additives Corporation

We conduct all of our business through and derive essentially all of our income from our subsidiaries. Therefore, our ability to make payments on the 4.10% senior notes or other obligations is dependent on the earnings and the distribution of funds from our subsidiaries.
The following sets forth the Consolidating Statements of Income and Comprehensive Income for the third quarter and nine months ended September 30, 2013 and September 30, 2012; Consolidating Balance Sheets as of September 30, 2013 and December 31, 2012; and Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2013 and September 30, 2012 for the Parent Company, the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. The financial information is based on our understanding of the SEC's interpretation and application of Rule 3-10 of the SEC Regulation S-X. Prior periods have been revised to reflect the change in Guarantor Subsidiaries and Non-Guarantor subsidiaries.
The financial information may not necessarily be indicative of results of operation or financial position had the Guarantor Subsidiaries or Non-Guarantor Subsidiaries operated as independent entities. The Parent Company accounts for investments in these subsidiaries using the equity method.

NewMarket Corporation and Subsidiaries
Consolidating Statements of Income and Comprehensive Income
Third Quarter Ended September 30, 2013

(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$0	$226,276	$354,179	$0	$580,455
Cost of goods sold	0	118,699	297,933	0	416,632
Gross profit	0	107,577	56,246	0	163,823
Selling, general, and administrative expenses	1,901	24,914	14,071	0	40,886
Research, development, and testing expenses	0	25,450	10,415	0	35,865
Operating (loss) profit	(1,901)	57,213	31,760	0	87,072
Interest and financing expenses, net	4,389	(981)	851	0	4,259
Other (expense) income, net	(650)	(10)	47	0	(613)
(Loss) income from continuing operations before income taxes and equity income of subsidiaries	(6,940)	58,184	30,956	0	82,200
Income tax (benefit) expense	(3,033)	19,664	8,548	0	25,179
Equity income of subsidiaries	82,803	0	0	(82,803)	0
Income from continuing operations	78,896	38,520	22,408	(82,803)	57,021
Discontinued operations:
Gain on sale of discontinued business, net of tax	0	0	21,855	0	21,855
Income from operations of discontinued business, net of tax	0	0	20	0	20
Net income	78,896	38,520	44,283	(82,803)	78,896
Other comprehensive income (loss)	19,613	4,098	11,831	(15,929)	19,613
Comprehensive income	$98,509	$42,618	$56,114	$(98,732)	$98,509

NewMarket Corporation and Subsidiaries
Consolidating Statements of Income and Comprehensive Income
Third Quarter Ended September 30, 2012

(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$0	$222,051	$329,136	$0	$551,187
Cost of goods sold	0	104,840	286,078	0	390,918
Gross profit	0	117,211	43,058	0	160,269
Selling, general, and administrative expenses	1,813	28,653	6,629	0	37,095
Research, development, and testing expenses	0	22,212	7,996	0	30,208
Operating (loss) profit	(1,813)	66,346	28,433	0	92,966
Interest and financing expenses, net	1,294	(1,539)	1,549	0	1,304
Other (expense) income, net	(1,648)	1,621	108	0	81
(Loss) income from continuing operations before income taxes and equity income of subsidiaries	(4,755)	69,506	26,992	0	91,743
Income tax (benefit) expense	(1,281)	22,044	7,157	0	27,920
Equity income of subsidiaries	68,189	0	0	(68,189)	0
Income from continuing operations	64,715	47,462	19,835	(68,189)	63,823
Income from operations of discontinued business, net of tax	0	0	892	0	892
Net income	64,715	47,462	20,727	(68,189)	64,715
Other comprehensive income (loss)	12,006	2,166	10,573	(12,739)	12,006
Comprehensive income	$76,721	$49,628	$31,300	$(80,928)	$76,721

NewMarket Corporation and Subsidiaries
Consolidating Statements of Income and Comprehensive Income
Nine Months Ended September 30, 2013

(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$0	$680,296	$1,043,688	$0	$1,723,984
Cost of goods sold	0	352,844	869,482	0	1,222,326
Gross profit	0	327,452	174,206	0	501,658
Selling, general, and administrative expenses	5,365	68,049	48,334	0	121,748
Research, development, and testing expenses	0	71,507	31,808	0	103,315
Operating (loss) profit	(5,365)	187,896	94,064	0	276,595
Interest and financing expenses, net	13,948	(2,991)	2,657	0	13,614
Other income (expense), net	5,169	(16)	355	0	5,508
(Loss) income from continuing operations before income taxes and equity income of subsidiaries	(14,144)	190,871	91,762	0	268,489
Income tax (benefit) expense	(5,805)	61,460	24,488	0	80,143
Equity income of subsidiaries	219,080	0	0	(219,080)	0
Income from continuing operations	210,741	129,411	67,274	(219,080)	188,346
Discontinued operations:
Gain on sale of discontinued business, net of tax	0	0	21,855	0	21,855
Income from operations of discontinued business, net of tax	0	0	540	0	540
Net income	210,741	129,411	89,669	(219,080)	210,741
Other comprehensive income (loss)	2,307	993	(4,016)	3,023	2,307
Comprehensive income	$213,048	$130,404	$85,653	$(216,057)	$213,048

NewMarket Corporation and Subsidiaries
Consolidating Statements of Income and Comprehensive Income
Nine Months Ended September 30, 2012

(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$0	$693,946	$1,004,610	$0	$1,698,556
Cost of goods sold	0	336,076	870,856	0	1,206,932
Gross profit	0	357,870	133,754	0	491,624
Selling, general, and administrative expenses	4,609	85,613	24,479	0	114,701
Research, development, and testing expenses	0	64,875	21,694	0	86,569
Operating (loss) profit	(4,609)	207,382	87,581	0	290,354
Interest and financing expenses, net	6,459	(3,557)	3,543	0	6,445
Loss on early extinguishment of debt	9,092	0	0	0	9,092
Other (expense) income, net	(5,604)	1,640	224	0	(3,740)
(Loss) income from continuing operations before income taxes and equity income of subsidiaries	(25,764)	212,579	84,262	0	271,077
Income tax (benefit) expense	(9,918)	74,694	21,268	0	86,044
Equity income of subsidiaries	202,376	0	0	(202,376)	0
Income from continuing operations	186,530	137,885	62,994	(202,376)	185,033
Income from operations of discontinued business, net of tax	0	0	1,497	0	1,497
Net income	186,530	137,885	64,491	(202,376)	186,530
Other comprehensive income (loss)	10,995	3,297	7,276	(10,573)	10,995
Comprehensive income	$197,525	$141,182	$71,767	$(212,949)	$197,525

NewMarket Corporation and Subsidiaries
Consolidating Balance Sheets
September 30, 2013

(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$11,036	$102,039	$134,190	$0	$247,265
Trade and other accounts receivable, net	4,735	107,732	213,736	(2,534)	323,669
Amounts due from affiliated companies	49,012	147,994	62,881	(259,887)	0
Inventories	0	117,593	195,180	0	312,773
Deferred income taxes	2,097	5,909	826	0	8,832
Prepaid expenses and other current assets	10,881	20,010	2,647	0	33,538
Total current assets	77,761	501,277	609,460	(262,421)	926,077
Amounts due from affiliated companies	0	116,015	0	(116,015)	0
Property, plant, and equipment, at cost	0	684,887	321,423	0	1,006,310
Less accumulated depreciation and amortization	0	550,551	173,420	0	723,971
Net property, plant, and equipment	0	134,336	148,003	0	282,339
Investment in consolidated subsidiaries	882,885	0	0	(882,885)	0
Prepaid pension cost	0	1,284	16,087	0	17,371
Deferred income taxes	44,332	0	6,960	(1,242)	50,050
Other assets and deferred charges	34,596	8,709	1,307	0	44,612
Intangibles (net of amortization) and goodwill	0	18,526	6,263	0	24,789
Total assets	$1,039,574	$780,147	$788,080	$(1,262,563)	$1,345,238
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$11	$81,244	$45,619	$0	$126,874
Accrued expenses	9,632	48,283	21,765	0	79,680
Dividends payable	10,740	0	0	0	10,740
Book overdraft	0	5,275	0	0	5,275
Amounts due to affiliated companies	11,572	144,325	103,990	(259,887)	0
Long-term debt, current portion	0	0	7,470	0	7,470
Income taxes payable	2,113	0	33,798	(2,534)	33,377
Total current liabilities	34,068	279,127	212,642	(262,421)	263,416
Long-term debt	349,452	0	0	0	349,452
Amounts due to affiliated companies	0	8,025	107,990	(116,015)	0
Other noncurrent liabilities	116,968	36,158	41,400	(1,242)	193,284
Total liabilities	500,488	323,310	362,032	(379,678)	806,152
Shareholders' equity:
Common stock and paid-in capital	0	260,776	126,661	(387,437)	0
Accumulated other comprehensive loss	(108,382)	(16,588)	(43,627)	60,215	(108,382)
Retained earnings	647,468	212,649	343,014	(555,663)	647,468
Total shareholders' equity	539,086	456,837	426,048	(882,885)	539,086
Total liabilities and shareholders' equity	$1,039,574	$780,147	$788,080	$(1,262,563)	$1,345,238

NewMarket Corporation and Subsidiaries
Consolidating Balance Sheets
December 31, 2012

(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$5,001	$3,956	$80,172	$0	$89,129
Trade and other accounts receivable, net	4,347	113,131	179,577	0	297,055
Amounts due from affiliated companies	0	142,125	97,784	(239,909)	0
Inventories	0	117,638	205,036	0	322,674
Deferred income taxes	2,555	5,062	835	0	8,452
Prepaid expenses and other current assets	65	16,248	1,872	0	18,185
Total current assets	11,968	398,160	565,276	(239,909)	735,495
Amounts due from affiliated companies	58,935	107,236	0	(166,171)	0
Property, plant, and equipment, at cost	0	664,912	406,055	0	1,070,967
Less accumulated depreciation and amortization	0	536,700	175,896	0	712,596
Net property, plant, and equipment	0	128,212	230,159	0	358,371
Investment in consolidated subsidiaries	866,676	0	0	(866,676)	0
Prepaid pension cost	0	0	12,710	0	12,710
Deferred income taxes	53,057	0	6,477	(4,411)	55,123
Other assets and deferred charges	46,286	15,670	10,051	0	72,007
Intangibles (net of amortization) and goodwill	0	23,785	6,757	0	30,542
Total assets	$1,036,922	$673,063	$831,430	$(1,277,167)	$1,264,248
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$206	$75,239	$43,853	$0	$119,298
Accrued expenses	8,366	50,763	19,932	0	79,061
Book overdraft	0	3,906	0	0	3,906
Amounts due to affiliated companies	63,021	93,330	83,558	(239,909)	0
Long-term debt, current portion	0	0	4,382	0	4,382
Income taxes payable	0	1,214	8,810	0	10,024
Total current liabilities	71,593	224,452	160,535	(239,909)	216,671
Long-term debt	424,407	0	0	0	424,407
Amounts due to affiliated companies	0	0	166,171	(166,171)	0
Other noncurrent liabilities	138,717	44,755	41,904	(4,411)	220,965
Total liabilities	634,717	269,207	368,610	(410,491)	862,043
Shareholders' equity:
Common stock and paid-in capital	721	260,840	217,407	(478,247)	721
Accumulated other comprehensive loss	(110,689)	(17,578)	(39,612)	57,190	(110,689)
Retained earnings	512,173	160,594	285,025	(445,619)	512,173
Total shareholders' equity	402,205	403,856	462,820	(866,676)	402,205
Total liabilities and shareholders' equity	$1,036,922	$673,063	$831,430	$(1,277,167)	$1,264,248

NewMarket Corporation and Subsidiaries
Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2013

(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash provided from (used in) operating activities	$94,779	$47,128	$70,513	$(4,021)	$208,399
Cash flows from investing activities:
Capital expenditures	0	(22,476)	(24,687)	0	(47,163)
Proceeds from sale of discontinued business	0	0	140,011	0	140,011
Deposits for interest rate swap	(11,018)	0	0	0	(11,018)
Return of deposits for interest rate swap	21,880	0	0	0	21,880
Payments on settlement of interest rate swap	(5,148)	0	0	0	(5,148)
Receipts from settlement of interest rate swap	221	0	0	0	221
Return of investment in subsidiary	45,174	0	0	(45,174)	0
Cash provided from (used in) investing activities	51,109	(22,476)	115,324	(45,174)	98,783
Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facility	(75,000)	0	0	0	(75,000)
Net borrowings (repayments) under lines of credit	0	0	3,088	0	3,088
Dividends paid	(35,914)	(86,585)	(77,979)	164,564	(35,914)
Debt issuance costs	(1,145)	0	0	0	(1,145)
Repurchases of common stock	(41,156)	0	0	0	(41,156)
Issuance of intercompany note payable, net	0	(14,328)	14,328	0	0
Repayment of intercompany note payable, net	58,935	13,402	(72,337)	0	0
Financing from affiliated companies	(45,573)	160,942	0	(115,369)	0
Cash provided from (used in) financing activities	(139,853)	73,431	(132,900)	49,195	(150,127)
Effect of foreign exchange on cash and cash equivalents	0	0	1,081	0	1,081
Increase in cash and cash equivalents	6,035	98,083	54,018	0	158,136
Cash and cash equivalents at beginning of year	5,001	3,956	80,172	0	89,129
Cash and cash equivalents at end of period	$11,036	$102,039	$134,190	$0	$247,265

NewMarket Corporation and Subsidiaries
Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2012

(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash provided from (used in) operating activities	$301,598	$129,885	$34,514	$(280,668)	$185,329
Cash flows from investing activities:
Capital expenditures	0	(16,784)	(8,660)	0	(25,444)
Deposits for interest rate swap	(19,567)	0	0	0	(19,567)
Return of deposits for interest rate swap	17,800	0	0	0	17,800
Payments on settlement of interest rate swap	(5,148)	0	0	0	(5,148)
Receipts from settlement of interest rate swap	352	0	0	0	352
Proceeds from sale of equity securities	0	6,303	0	0	6,303
Cash provided from (used in) investing activities	(6,563)	(10,481)	(8,660)	0	(25,704)
Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facility	116,000	0	0	0	116,000
Repayment of 7.125% senior notes	(150,000)	0	0	0	(150,000)
Repayment of Foundry Park I mortgage loan	0	0	(63,544)	0	(63,544)
Net borrowings (repayments) under lines of credit	0	0	(1,781)	0	(1,781)
Dividends paid	(30,171)	(344,584)	(7,723)	352,307	(30,171)
Debt issuance costs	(2,369)	0	0	0	(2,369)
Issuance of intercompany note payable, net	(65,500)	0	65,500	0	0
Repayment of intercompany note payable, net	4,400	0	(4,400)	0	0
Financing from affiliated companies	(162,411)	234,050	0	(71,639)	0
Cash provided from (used in) financing activities	(290,051)	(110,534)	(11,948)	280,668	(131,865)
Effect of foreign exchange on cash and cash equivalents	0	0	1,577	0	1,577
Increase in cash and cash equivalents	4,984	8,870	15,483	0	29,337
Cash and cash equivalents at beginning of year	17	3,459	46,894	0	50,370
Cash and cash equivalents at end of period	$5,001	$12,329	$62,377	$0	$79,707

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
Factors that could cause actual results to differ materially from expectations include, but are not limited to, availability of raw materials and transportation systems; supply disruptions at single-sourced facilities; ability to respond effectively to technological changes in our industry; failure to protect our intellectual property rights; hazards common to chemical businesses; occurrence or threat of extraordinary events, including natural disasters and terrorist attacks; competition from other manufacturers; sudden or sharp raw materials price increases; gain or loss of significant customers; risks related to operating outside of the United States; the impact of fluctuations in foreign exchange rates; political, economic, and regulatory factors concerning our products; future governmental regulation; resolution of environmental liabilities or legal proceedings; inability to complete future acquisitions or successfully integrate future acquisitions into our business; and other factors detailed from time to time in the reports that NewMarket files with the Securities and Exchange Commission, including the risk factors in Item 1A. “Risk Factors” of our 2012 Annual Report, which is available to shareholders upon request, and in Item 1A. "Risk Factors" of this Form 10-Q.
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

Overview
Our business has continued to perform well during the first nine months of 2013. Both revenue and product shipments increased over the nine months of 2012, while selling prices were down. Our research, development, and testing expenses, as well as selling, general, and administrative expenses, have increased reflecting our continuing investments in people, technology and technical centers, and production capacity, in support of our business. In addition, our cash flow generation was sufficient to fund operations, including increased working capital needs. We continue to run our business for the long-run with the goal of helping our customers succeed in their marketplaces.
On July 2, 2013, Foundry Park I completed the sale of its real estate assets for $143.6 million in cash, which comprised our entire real estate development segment. The operations of the real estate development segment are reported as discontinued operations for all periods presented in the Consolidated Statements of Income.
Also of note, during the first nine months of 2013, we repurchased $41.2 million of our common stock and reduced outstanding debt by $71.9 million.

Results of Operation
Revenue
Our consolidated revenue for the third quarter of 2013 totaled $580.5 million, representing an increase of approximately 5.3% from the third quarter of 2012 level of $551.2 million. Nine months 2013 consolidated revenue was $1,724.0 million which was an increase of 1.5% from the nine months 2012 level of $1,698.6 million. The following table shows revenue by segment and product line.

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Petroleum additives
Lubricant additives	$461.9	$433.1	$1,389.7	$1,347.8
Fuel additives	115.7	114.6	327.6	341.8
Total	577.6	547.7	1,717.3	1,689.6
All other	2.9	3.5	6.7	9.0
Consolidated revenue	$580.5	$551.2	$1,724.0	$1,698.6

Petroleum Additives Segment
The primary regions in which we operate include North America, Latin America, Asia Pacific, and the Europe/Middle East/Africa/India (EMEAI) region. The percentage of revenue generated in the regions remained fairly consistent when comparing the nine months and third quarter of 2013 with the same periods in 2012, as well as with the prior year. In addition, the percentage of lubricant additives sales and fuel additives sales is also substantially consistent between periods.
Petroleum additives net sales for the third quarter of 2013 of $577.6 million increased $29.9 million, or approximately 5.5%, from $547.7 million for the third quarter of 2012. From a regional perspective, both EMEAI and Asia Pacific reflected increased revenue when comparing the two third quarter periods, while Latin America was down slightly and North America remained essentially level. The increase in revenue when comparing the two third quarter periods resulted primarily from increased lubricant additives shipments in the EMEAI and Asia Pacific regions, with small decreases in the North America and Latin America regions. Shipments of fuel additives increased slightly when comparing the two third quarter periods. Net sales were also impacted by a reduction in selling prices. Overall, petroleum additives product shipments increased approximately 6.1% between the two third quarter periods. When comparing the two third quarter periods, the U.S. Dollar strengthened against the British Pound Sterling (Pound) and the Japanese Yen (Yen), resulting in an unfavorable foreign currency impact on revenue primarily from the impact of the Yen. The European Union Euro (Euro) strengthened against the U.S. Dollar resulting in a favorable foreign currency impact on net sales between the two third quarter periods.
Petroleum additives net sales for nine months of 2013 of $1.7 billion were approximately 1.6% higher than nine months of 2012. Regionally, EMEAI and Asia Pacific experienced increased revenue and shipments when comparing nine months of 2013 and nine months of 2012, while revenues and shipments in North America and Latin America were lower. Similar to the third quarter periods, the increase between the two nine months periods reflects higher shipments of lubricant additives products. This was partially offset by a decrease in fuel additives product shipments. The remaining change in net sales between the two nine months periods resulted from the impact of lower selling prices and an unfavorable foreign currency impact. Overall, product shipments for nine months 2013 increased 2.3% from nine months 2012 levels. When comparing the two nine months periods, the U.S. Dollar strengthened against the Pound and Yen, resulting in an unfavorable foreign currency impact on revenue, mostly from the Yen. Similar to the third quarter comparison, the Euro strengthened against the U.S. Dollar when comparing the two nine month periods resulting in a favorable foreign currency impact.
The table below details the approximate components of the increase in net sales between the third quarter and nine months of the 2013 and 2012 periods.

(in millions)	Third Quarter	Nine Months
Period ended September 30, 2012	$547.7	$1,689.6
Lubricant additives shipments	33.6	62.3
Fuel additives shipments	0.1	(11.4)
Selling prices	(4.7)	(18.7)
Foreign currency impact, net	0.9	(4.5)
Period ended September 30, 2013	$577.6	$1,717.3

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
The table below reports segment operating profit for the third quarter and nine months ended September 30, 2013 and September 30, 2012.

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Petroleum additives	$95.5	$96.3	$295.3	$300.4
All other	$(1.6)	$1.8	$(1.8)	$5.1

Petroleum Additives Segment
The petroleum additives operating profit decreased $0.8 million when comparing the third quarter of 2013 to the third quarter of 2012 and decreased $5.1 million when comparing nine months of 2013 to nine months of 2012. The small decrease between the third quarter of 2013 and the third quarter of 2012 resulted from a reduction in fuel additive operating profit and an unfavorable foreign currency impact, substantially offset by improved results in lubricant additives. Lubricant additives results were also higher for nine months of 2013 as compared to nine months of 2012, but were more than offset by lower results in the fuel additives product line. The operating profit margin was 16.5% for the third quarter of 2013, as compared to 17.6% for the third quarter of 2012 and was 17.2% for the nine months of 2013, as compared to 17.8% for the nine months of 2012. For the rolling four quarters ended September 30, 2013, the operating profit margin was 16.5%, which is in line with our expectations of the performance of our business over the long-term. While operating profit margins will fluctuate from quarter to quarter due to multiple factors, we do not operate our business differently from quarter to quarter. We believe the fundamentals of our business and industry are unchanged. We continue to focus on developing and delivering innovative, technology-driven solutions to our customers.
Gross profit results were favorable by $6.8 million when comparing the third quarter periods of 2013 and 2012 and $16.5 million when comparing the nine months periods. Cost of sales as a percentage of revenue remained fairly consistent between the two third quarter and nine months periods at 71.5% for the third quarter of 2013 compared to 71.2% for the third quarter of 2012, and 70.9% for the nine months of 2013 compared to 71.4% for the nine months of 2012.
When comparing third quarter and nine months of 2013 with third quarter and nine months of 2012, total product shipments increased, with higher shipments of both lubricant additives and fuel additives products when comparing the third quarter of 2013 with the third quarter of 2012. For the nine months periods comparison, lubricant additives product shipments were higher for the 2013 period, offset by lower shipments of fuel additives products. Nonetheless, increased volumes of higher-valued products for both the third quarter and nine months of 2013 resulted in a favorable variance in our gross profit. Raw material costs were favorable for the nine months 2013 period, but were essentially unchanged when comparing the two third quarter periods. These components of gross profit were partially offset by unfavorable variances in selling prices, as discussed in the Revenue section above, as well as manufacturing conversion costs.
Selling, general, and administrative expenses (SG&A) for the third quarter of 2013 were higher by $2.0 million, or 6.5%, as compared to the third quarter of 2012, and higher by $4.9 million, or 5.0%, for the nine months of 2013 as compared to the nine months of 2012. SG&A as a percentage of revenue was 5.7% for both the third quarter of 2013 and the third quarter of 2012 and 5.9% for the nine months of 2013 as compared to 5.7% for the nine months of 2012. Our SG&A costs are mainly personnel-related and include salaries, benefits, and other costs associated with our workforce. As our workforce has increased in number to support our growing worldwide operations, these costs have also risen, which occurred when comparing the two third quarter and nine months periods. In addition to increased personnel-related costs, health, safety, and environmental fees also increased during the nine months 2013 over 2012 levels.

Research, development, and testing expenses (R&D) for the third quarter of 2013 increased $5.7 million, or 18.8%, from the third quarter of 2012 levels and for the nine months of 2013 increased $16.8 million, or 19.4%, from the nine months of 2012 levels. As a percentage of revenue, R&D was 6.2% for the third quarter of 2013, compared to 5.5% for the third quarter of 2012, and 6.0% for the nine months of 2013 compared to 5.1% for the nine months of 2012. Our approach to R&D investment, as it is with SG&A, is one of purposeful spending on programs to support our current product base and to ensure that we develop products to support our customers' programs in the future. R&D expenses include personnel-related costs, as well as internal and external testing of our products. The increase during both the third quarter of 2013 and nine months of 2013 from the same 2012 periods was substantially in the lubricant additives product line and includes efforts to support the development of additives that meet our customers' needs, as well as new standards, and to expand into new solution areas. We expect R&D costs for the full year in 2013 will increase over the 2012 level.

All Other
Operating profit for both the third quarter of 2013 and the nine months of 2013 include an unfavorable comparison to the same 2012 periods resulting primarily from accruals related to the historical operations of the tetraethyl lead business.

The following discussion references the Consolidated Financial Statements beginning on page 3 of this Quarterly Report on Form 10-Q.

Interest and Financing Expenses
Interest and financing expenses were $4.3 million for the third quarter of 2013 and $1.3 million for the third quarter of 2012. Nine months of 2013 amounted to $13.6 million, while nine months of 2012 amounted to $6.4 million. The increase in interest and financing expenses for the third quarter of 2013 and nine months of 2013 resulted from both higher outstanding average debt, as well as a higher average interest rate. The higher outstanding debt, as well as the higher average interest rate for both 2013 periods, was impacted by the issuance of $350 million of 4.10% senior notes in December 2012. The previously outstanding $150 million of 7.125% senior notes were redeemed in April 2012.

Loss on Early Extinguishment of Debt
In total, we recorded a loss on the early extinguishment of debt of $9.9 million for the nine months of 2012. The loss resulted from the recognition of $5.3 million from the early redemption premium on the 7.125% senior notes, $3.2 million of unamortized deferred financing costs on the 7.125% senior notes, $0.8 million from unamortized deferred financing costs on the mortgage loan, and $0.6 million of unamortized deferred financing costs on our previous revolving credit facility. Of the total loss of $9.9 million on the early extinguishment of debt for the nine months of 2012, approximately $5.3 million was a cash payment. The remaining amounts were a noncash charge. Of the total loss on early extinguishment of debt, the $0.8 million from unamortized deferred financing costs on the mortgage loan for the nine months of 2012 was reclassified and included as a component of income from operations of discontinued business.

Other (Expense) Income, Net
Other (expense) income, net for the third quarter of 2013 was expense of $0.6 million, while the third quarter of 2012 was income of $0.1 million. The amount for the nine months of 2013 was income of $5.5 million, and for the nine months of 2012 was expense of $3.7 million. The amounts for the nine months periods primarily reflect the gain in 2013 and the loss in 2012 on a derivative instrument representing an interest rate swap recorded at fair value through earnings. The amounts for the third quarter periods primarily reflect the loss in both periods on the derivative instrument. See Note 10 for additional information on the interest rate swap. In addition, both 2012 periods include a gain of $1.7 million related to the sale of common stock that was received in September 2011 as part of the legal settlement with Innospec Ltd. See the 2012 Annual Report for further information related to the legal settlement.

Income Tax Expense
Income tax expense was $25.2 million for the third quarter of 2013 and $27.9 million for the third quarter of 2012. The effective tax rate was 30.6% for the third quarter of 2013, while the third quarter of 2012 was 30.4%. The decrease in income from continuing operations before income tax expense was the primary reason for the $2.7 million decrease in income taxes, as the change in the effective tax rate in 2013 as compared to 2012 when comparing the two third quarter periods was not material.

Income tax expense was $80.1 million for the nine months of 2013 and $86.0 million for the nine months of 2012. The effective tax rate was 29.8% for the nine months of 2013, while the nine months of 2012 was 31.7%. The lower effective tax rate in 2013 as compared to 2012 was the primary reason for the $5.9 million decrease in income tax expense when comparing the two nine month periods, as the effect of the decrease in income from continuing operations before income tax expense was not material.
The effective tax rate for both 2013 periods includes the benefit of higher income in foreign jurisdictions with lower tax rates. The nine months 2013 period reflects the effects of the research and development tax credit for nine months 2013, as well as all of 2012, as the legislation to extend such tax credits was retroactively signed into law in January 2013. The tax rate for the third quarter 2013 period also includes the effect of the current year research and development tax credit.

Income From Operations of Discontinued Business
On July 2, 2013, Foundry Park I completed the sale of its real estate assets for $143.6 million in cash, which comprised our entire real estate development segment. The operations of the real estate development segment are now reported in Income from operations of discontinued business, net of tax, in the Consolidated Statements of Income. We recognized a gain of $35.8 million ($21.9 million after tax) in third quarter 2013 related to this transaction.

Cash Flows, Financial Condition, and Liquidity
Cash and cash equivalents at September 30, 2013 were $247.3 million, which was an increase of $158.1 million since December 31, 2012. The increase included a $1.1 million favorable impact from foreign currency translation.
Our cash and cash equivalents held by our foreign subsidiaries amounted to approximately $134.1 million at September 30, 2013 and $80.0 million at December 31, 2012. A significant amount, but not all, of these foreign cash balances are associated with earnings that we have asserted are indefinitely reinvested. We plan to use these indefinitely reinvested earnings to support growth outside of the United States through funding of operating expenses, research and development expenses, capital expenditures, and other cash needs of our foreign subsidiaries. Periodically, we repatriate cash from our foreign subsidiaries to the United States through intercompany dividends. These intercompany dividends are paid only by subsidiaries whose earnings we have not asserted are indefinitely reinvested or whose earnings qualify as previously taxed income, as defined by the Internal Revenue Code. If circumstances were to change that would cause these indefinitely reinvested earnings to be repatriated, an incremental U.S. tax liability would be incurred. As part of our foreign subsidiary repatriation activities, we received cash dividends of $10.2 million for the nine months ended September 30, 2013 and $7.7 million for the nine months ended September 30, 2012.
We expect that cash from operations, together with borrowing available under our revolving credit facility, will continue to be sufficient to cover our operating needs for the foreseeable future.
Cash Flows – Operating Activities
Cash flows provided from operating activities for the nine months 2013 were $208.4 million and included a decrease of $1.0 million due to higher working capital levels, including higher accounts receivable and prepaid expenses, which were substantially offset by higher income taxes payable and dividends payable. The increase in accounts receivable was primarily due to higher sales levels when comparing the third quarter of 2013 with the fourth quarter of 2012, while higher prepaid expenses included an increase in dividends payable that represent the funding of the dividends in September 2013 that were not paid by the transfer agent until October 2013. The increase in income taxes payable represents income taxes due on earnings which will be paid during the fourth quarter.
We had working capital of $662.7 million at September 30, 2013 and $518.8 million at December 31, 2012. The current ratio was 3.52 to 1 at September 30, 2013 and 3.39 to 1 at December 31, 2012.
Cash Flows – Investing Activities
Cash provided from investing activities was $98.8 million during the nine months of 2013 and included $47.2 million for capital expenditures and $140.0 million in net proceeds from the sale of the real estate assets of Foundry Park I. Also included in investing activities was a net return of deposit of $10.9 million and a net settlement payment of $4.9 million related to the Goldman Sachs interest rate swap. Further information on the interest rate swap is discussed in Note 10. We estimate our total capital spending during 2013 will be approximately $65 million to $75 million. We expect to continue to finance capital spending through cash on hand and cash provided from operations, together with borrowing available under our $650 million revolving credit facility.

Cash Flows – Financing Activities
Cash used in financing activities during the nine months of 2013 amounted to $150.1 million. The cash was used to repay $75.0 million in amounts due under our revolving credit facility, to repurchase $41.2 million of our common stock, and to pay dividends of $35.9 million.
We had total long-term debt, including the current portion, of $356.9 million at September 30, 2013, representing a decrease of approximately $71.9 million in our total debt since December 31, 2012, primarily due to the $75.0 million repayment on our revolving credit facility.
At September 30, 2013, in addition to the revolving credit facility, which is discussed below, we had outstanding senior notes in the aggregate principal amount of $350 million that bear interest at a fixed rate of 4.10% and are due in 2022. During March 2013, we registered these 4.10% senior notes under the Securities Act of 1933. All previously unregistered 4.10% senior notes that were outstanding at December 31, 2012 have been exchanged for an equal aggregate principal amount of registered 4.10% senior notes.
A subsidiary in China has a short-term line of credit for operating purposes for $10 million with an outstanding balance of $7.5 million at September 30, 2013.
Revolving Credit Facility – At September 30, 2013, we had a $650 million multicurrency revolving credit facility, with a $100 million sublimit for multicurrency borrowings, a $100 million sublimit for letters of credit, and a $20 million sublimit for swingline loans. The agreement includes an expansion feature, which allows us, subject to certain conditions, to request an increase to the aggregate amount of the revolving credit facility or obtain incremental term loans in an amount up to $150 million. Borrowings bear interest at variable rates. The revolving credit facility matures on March 14, 2017.
The following table provides information related to the unused portion of our revolving credit facility:

(in millions)	September 30, 2013	December 31, 2012
Maximum borrowing capacity under the revolving credit facility	$650.0	$650.0
Outstanding borrowings under the revolving credit facility	0.0	75.0
Outstanding letters of credit	3.1	3.1
Unused portion of revolving credit facility	$646.9	$571.9

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
At September 30, 2013, the Leverage Ratio was 0.97 and the Interest Coverage Ratio was 21.85, while at December 31, 2012 the Leverage Ratio was 1.11 and the Interest Coverage Ratio was 32.44. We were in compliance with all covenants under both the revolving credit facility and the 4.10% senior notes at September 30, 2013 and December 31, 2012.
As a percentage of total capitalization (total debt and shareholders’ equity), our total debt percentage decreased from 51.6% at December 31, 2012 to 39.8% at September 30, 2013. The change in the percentage was primarily the result of a decrease in long-term debt and an increase in shareholders’ equity. The increase in shareholders’ equity reflects our earnings, partially offset by the impact of dividend payments and stock repurchases. Normally, we repay any outstanding long-term debt with cash from operations or refinancing activities.

Other Matters
During April 2013, we made the decision to discontinue the production of a fuel additive at our Ethyl Canada facility. This decision required that we write down the related property, plant, and equipment and reduce the workforce at the facility. By the end of the second quarter of 2013, we had recorded a charge to recognize the impairment of the assets and severance costs associated with the termination of the employees. The amount of the charge was not material to our financial statements. By June 30, 2013, the majority of the employees affected by this decision had left the company.

In October 2013, we decided to sell the facility and expect to terminate the remaining workforce by the end of 2013. We expect to complete the sale in November 2013. During the fourth quarter, we expect to recognize a loss related to the sale of the facility and a charge related to the severance of the employees. We do not expect that the charge will be material to our financial statements.

Critical Accounting Policies and Estimates
This Form 10-Q and our 2012 Annual Report on Form 10-K include discussions of our accounting principles, as well as methods and estimates used in the preparation of our financial statements. We believe these discussions and financial statements fairly represent the financial position and results of operation of our company in all material respects. The purpose of this portion of our discussion is to further emphasize some of the more critical areas where a significant change in facts and circumstances in our operating and financial environment might cause a change in reported financial results.
Intangibles (Net of Amortization) and Goodwill
We have certain identifiable intangibles, as well as goodwill, amounting to $24.8 million at September 30, 2013. These intangibles relate to our petroleum additives business and, except for the goodwill, are being amortized over periods with up to approximately seventeen years of remaining life. We continue to assess the market related to these intangibles, as well as their specific values, and have concluded the values and amortization periods are appropriate. We also evaluate these intangibles for any potential impairment when significant events or circumstances occur that might impair the value of these assets. These evaluations continue to support the values at which these identifiable intangibles are carried on our financial statements. In addition, our reporting unit with goodwill is not at risk of failing the goodwill impairment test. However, if conditions were to substantially deteriorate in the petroleum additives market, it could possibly cause a decrease in the estimated useful lives of the intangible assets or result in a noncash write-off of all or a portion of the intangibles’ carrying amount. A reduction in the amortization period would have no effect on cash flows. We do not anticipate such a change in the market conditions in the near term.
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

Outlook
We are pleased with our operations and results for the first three quarters of the year. The results reinforce our confidence that our customer-focused approach to the market is the path on which to continue. We believe the fundamentals of how we run our business - a long-term view, safety-first culture, customer-focused solutions, technology-driven product offerings, world-class supply chain capability, and a regional organizational structure to better understand our customers' needs - will continue to pay dividends to all of our stakeholders.

We continue to have expectations that our petroleum additives segment will deliver improved results in 2013, after having posted record operating profit for each of the last several years. We expect that petroleum additives shipment demand will continue to grow at an average annual rate of 1% - 2% over the next five years, as there has been no significant change in the fundamentals of the business. Over the long-term, we plan to exceed the industry growth rate. Over the past several years, we have made significant investments to expand our capabilities around the world. These investments have been in people, technology and technical centers, and production capacity. We intend to use these new capabilities to improve our ability to deliver the goods and services that our customers value and to expand our business and improve profits. We will continue to expand our capabilities to provide even better service, technology, and customer solutions.

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

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk
At September 30, 2013, there were no significant changes in our market risk from the information provided in the 2012 Annual Report.

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
Changes in Internal Controls Over Financial Reporting
There has been no change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds
On July 17, 2012, our Board of Directors approved a share repurchase program authorizing management to repurchase up to $250 million of NewMarket Corporation's outstanding common stock until December 31, 2014, as market conditions warrant and covenants under our existing agreements permit. We may conduct the share repurchases in the open market and in privately negotiated transactions. The repurchase program does not require NewMarket to acquire any specific number of shares and may be terminated or suspended at any time. Approximately $209 million remained available under the 2012 authorization at September 30, 2013. The following table outlines the purchases during the third quarter 2013 under this authorization.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31	0	$0.00	0	$223,202,079
August 1 to August 31	40,100	273.93	40,100	212,217,491
September 1 to September 30	12,300	274.25	12,300	208,844,260
Total	52,400	$274.00	52,400	$208,844,260

ITEM 6.     Exhibits

Exhibit 3.1	Articles of Incorporation Amended and Restated effective April 27, 2012 (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 1-32190) filed April 30, 2012)
Exhibit 3.2	NewMarket Corporation Bylaws Amended and Restated effective April 27, 2012 (incorporated by reference to Exhibit 3.2 to Form 8-K (File No. 1- 32190) filed April 30, 2012)
Exhibit 4.1
Amendment No. 1, dated as of September 30, 2013, by and among NewMarket Corporation, the Guarantors listed on the signature page thereto, JPMorgan Chase Bank, N.A., and the Lenders listed on the signature pages thereto

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

NEWMARKET CORPORATION
(Registrant)

Date: October 31, 2013	By: /s/ D. A. Fiorenza
David A. Fiorenza
Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: October 31, 2013	By: /s/ William J. Skrobacz
William J. Skrobacz
Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 4.1
Amendment No. 1, dated as of September 30, 2013, by and among NewMarket Corporation, the Guarantors listed on the signature page thereto, JPMorgan Chase Bank, N.A., and the Lenders listed on the signature page thereto

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