Form 10-K
period 2013-12-31
NEWMARKET CORP
filed 2014-02-19
CIK 1282637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Aggregate market value of voting stock held by non-affiliates of the registrant as of June 28, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter): $2,626,274,517*
Number of shares of Common Stock outstanding as of January 31, 2014: 13,004,241

DOCUMENTS INCORPORATED BY REFERENCE
Portions of NewMarket Corporation’s definitive Proxy Statement for its 2014 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 are incorporated by reference into Part III of this Annual Report on Form 10-K.

*
In determining this figure, an aggregate of 3,309,553 shares of Common Stock as beneficially owned by Bruce C. Gottwald and members of his immediate family have been excluded and treated as shares held by affiliates. See Item 12. The aggregate market value has been computed on the basis of the closing price on the New York Stock Exchange on June 28, 2013.

Form 10-K

PART I

ITEM 1.	BUSINESS
NewMarket Corporation (NewMarket) (NYSE: NEU) is a holding company and is the parent company of Afton Chemical Corporation (Afton), Ethyl Corporation (Ethyl), NewMarket Services Corporation (NewMarket Services), and NewMarket Development Corporation (NewMarket Development).
Each of our subsidiaries manages its own assets and liabilities. Afton encompasses the petroleum additives business, while Ethyl represents the sale of tetraethyl lead (TEL) in North America and certain petroleum additives manufacturing operations. NewMarket Development manages the property that we own in Richmond, Virginia. NewMarket Services provides various administrative services to NewMarket, Afton, Ethyl, and NewMarket Development. NewMarket Services departmental expenses and other expenses are billed to NewMarket and each subsidiary pursuant to services agreements between the companies.
References in this Annual Report on Form 10-K to “we,” “us,” “our,” and “NewMarket” are to NewMarket Corporation and its consolidated subsidiaries, unless the context indicates otherwise.
As a specialty chemicals company, Afton develops and manufactures highly formulated lubricant and fuel additive packages and markets and sells these products worldwide. Afton is one of the largest lubricant and fuel additives companies worldwide. Lubricant and fuel additives are necessary products for efficient maintenance and reliable operation of all vehicles and machinery. From custom-formulated additive packages to market-general additives, we believe Afton provides customers with products and solutions that make engines run smoother, machines last longer, and fuels burn cleaner.
Through an open, flexible, and collaborative style, Afton works closely with its customers to understand their business and help them meet their goals. This style has allowed Afton to develop long-term relationships with its customers in every major region of the world, which Afton serves through ten manufacturing facilities across the globe.
With almost 500 employees in research and development, Afton is dedicated to developing additive formulations that are tailored to our customers’ and the end-users’ specific needs. Afton’s portfolio of technologically-advanced, value-added products allows it to provide a full range of products, services, and solutions to its customers.
Ethyl provides contract manufacturing services to Afton and to third parties and is a marketer of TEL in North America.
NewMarket Development manages the property that we own on a site in Richmond, Virginia consisting of approximately 57 acres. We have our corporate offices on this site, as well as a research and testing facility, and several acres dedicated to other uses. We are currently exploring various development opportunities for portions of the property as the demand warrants. This effort is ongoing in nature, as we have no specific timeline for any future developments.
In July 2013, Foundry Park I, LLC (Foundry Park I), a wholly-owned subsidiary of NewMarket Development, completed the sale of its real estate assets, which comprised our entire real estate development segment. Prior periods have been reclassified to reflect the discontinued operations.
We were incorporated in the Commonwealth of Virginia in 2004. Our principal executive offices are located at 330 South Fourth Street, Richmond, Virginia, and our telephone number is (804) 788-5000. We employed 1,789 people at the end of 2013.
Business Segments
Our business is composed of one segment, petroleum additives, which is primarily represented by Afton. The TEL business of Ethyl is reflected in the “All other” category. Each of these is discussed below.
Petroleum Additives—Petroleum additives are used in lubricating oils and fuels to enhance their performance in machinery, vehicles, and other equipment. We manufacture chemical components that are selected to perform one or more specific functions and combine those chemicals with other components to form additive packages for use in specified end-user applications. The petroleum additives market is a global marketplace, with customers ranging from oil companies and refineries to original equipment manufacturers (OEMs) and other specialty chemical companies.

We believe our success in the petroleum additives market is largely due to our ability to deliver value to our customers through our products and our open, flexible, and collaborative working style. We accomplish this by understanding what our customers value and by applying our technical capabilities, formulation expertise, broadly differentiated product offerings, and global distribution capabilities to deliver those solutions. We invest significantly in research and development in order to meet our customers’ needs and to adapt to the rapidly changing environment for new and improved products and services.
We view the petroleum additives marketplace as being comprised of two broad product groupings: lubricant additives and fuel additives. Lubricant additives are highly formulated chemical packages that, when blended with base fluids, improve the efficiency, durability, performance, and functionality of mineral oils, synthetic oils, and biodegradable fluids, thereby enhancing the performance of machinery and engines. Fuel additives are chemical components and formulations that improve the refining process and performance of gasoline, diesel, biofuels, and other fuels, resulting in lower operating costs, improved vehicle performance, and reduced tailpipe or smokestack emissions.
Lubricant Additives
Lubricant additives are essential ingredients for lubricating oils. Lubricant additives are used in a wide variety of vehicle and industrial applications, including engine oils, transmission fluids, off-road equipment, gear oils, hydraulic oils, turbine oils, industrial oils, metalworking fluids and in virtually any other application where metal-to-metal moving parts are utilized. Lubricant additives are organic and synthetic chemical components that enhance wear protection, prevent deposits, and protect against the hostile operating environment of an engine, transmission, axle, hydraulic pump, or industrial machine.
Lubricants are widely used in operating machinery from heavy industrial equipment to vehicles. Lubricants provide a layer of protection between moving mechanical parts. Without this layer of protection, the normal functioning of machinery would not occur. Effective lubricants reduce downtime, prevent accidents, and increase efficiency. Specifically, lubricants serve the following main functions:

•
friction reduction—Friction is reduced by maintaining a thin film of lubricant between moving surfaces, preventing them from coming into direct contact with one another and reducing wear on moving machinery, thereby providing longer life and operational efficiency.

•	heat removal—Lubricants act as coolants by removing heat resulting either from friction or through contact with other, higher temperature materials.

•	containment of contaminants—Lubricants are required to function by carrying contaminants away from the machinery and neutralizing the harmful impact of the by-products created by combustion.
The functionality of lubricants is created through an exact balance between a base fluid and performance enhancing additives. This balance is the goal of effective formulations achieved by experienced research and development professionals. We offer a full line of lubricant additive packages, each of which is composed of component chemicals specially selected to perform desired functions. We manufacture most of the chemical components and blend these components to create formulated additives packages designed to meet industry and customer specifications. Lubricant additive components are generally classified based upon their intended functionality, including:

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
Key drivers of demand for lubricant additives include total vehicle miles driven, fuel economy, drain/refill intervals, the average age of vehicles on the road, vehicle production, equipment production, and new vehicle and equipment hardware technologies.
We view our participation in the lubricant marketplace in three primary areas: engine oil additives, driveline additives, and industrial additives. Our view is not necessarily the same way others view the market.
Engine Oil Additives—The largest submarket within the lubricant additives marketplace is engine oil additives, which we estimate represents approximately 70% of the overall lubricant additives market volume. The engine oil market’s primary customers include consumers, fleet owners, service dealers, and OEMs. The extension of drain intervals has generally offset increased demand due to higher vehicle population, new hardware, and more miles driven. The primary functions of engine oil additives are to reduce friction, prevent wear, control formation of sludge and oxidation, and prevent rust. Engine oil additives are typically sold to lubricant manufacturers who combine them with a base oil fluid to meet internal, industry, and OEM specifications.
Key drivers of the engine oils market are the total vehicle miles driven, fuel economy, number of vehicles on the road, drain intervals, engine and crankcase size, changes in engine design, and temperature and specification changes driven by the OEMs. Afton offers products that enhance the performance of mineral, part-synthetic, and fully-synthetic engine oils.
Driveline Additives—The driveline additives submarket is comprised of additives designed for products such as transmission fluids and gear oils, as well as axle and off-road fluids. This submarket shares in the 30% of the market not covered by engine oil additives. Transmission fluids primarily serve as the power transmission and heat transfer medium in the area of the transmission where the torque of the drive shaft is transferred to the gears of the vehicle. Gear oil additives lubricate gears, bearings, clutches, and bands in the gear-box and are used in vehicles, as well as in off-highway, hydraulic, and marine equipment. Other products in this area include hydraulic transmission fluids, universal tractor fluids, power steering fluids, shock absorber fluids, gear oils, and lubricants for heavy machinery. These products must conform to highly prescribed specifications developed by vehicle OEMs for specific models or designs. These additives are generally sold to oil companies for ultimate sale to vehicle OEMs for new vehicles (factory-fill), service dealers for aftermarket servicing (service-fill), retailers, and distributors.
Key drivers of the driveline additives marketplace are the number of vehicles manufactured, total number of vehicles in operation, drain intervals for transmission fluids and gear applications, changes in engine and transmission design and temperatures, and specification changes driven by the OEMs.
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
Key drivers in the fuel additive marketplace include total vehicle miles driven, fuel economy, the introduction of new engine design, regulations on emissions (both gasoline and diesel), quality of the crude oil slate and performance standards, and marketing programs of major oil companies.
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
The fuel additives submarket is fragmented and characterized by many competitors. While we participate in many facets of the fuel additives market, our competitors tend to be more narrowly focused. In the gasoline detergent market, we compete mainly against BASF AG, Chevron Oronite Company LLC, and The Lubrizol Corporation. In the diesel and refinery markets, we compete mainly against The Lubrizol Corporation, Infineum, BASF AG, Clariant Ltd., and Innospec Inc. (Innospec). We also compete against other regional competitors in the fuel additives marketplace.
The competition among the participants in these industries is characterized by the need to provide customers with cost effective, technologically-capable products that meet or exceed industry specifications. The need to continually increase technology performance and lower cost through formulation technology and cost improvement programs is vital for success in this environment.
All Other—The “All other” category includes the operations of the TEL business (primarily sales of TEL in North America), as well as certain contract manufacturing performed by Ethyl. The Ethyl manufacturing facility is located in Houston, Texas. This plant is substantially dedicated to petroleum additives manufacturing and produces both lubricant additives and fuel additives. The financial results of the petroleum additives production by Ethyl are reflected in the petroleum additives segment results. The “All other” category financial results include a service fee charged by Ethyl for its production services to Afton. Our remaining manufacturing facilities are part of Afton and produce lubricant additives and/or fuel additives.
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
Research, Development, and Testing
Research, development, and testing (R&D) provides Afton with the core technologies and performance-based solutions for our customers in the petroleum additives market. We develop products through a combination of chemical synthesis, formulation development, engineering design, and performance testing. In addition to products, R&D provides our customers with product differentiation and technical support to assure total customer satisfaction.

We are committed to providing the most advanced products, comprehensive testing programs, and superior technical solutions to our customers and to OEMs worldwide. R&D expenditures, which totaled $137 million in 2013, $118 million in 2012, and $105 million in 2011, are expected to increase again in 2014. Afton continues to expand our internal testing, research, and customer support capabilities around the world in support of our goals of providing market-driven technical leadership and performance-based differentiation. In 2013, we expanded our laboratory and mechanical testing capabilities in five of our principal technical centers around the world: Richmond, Virginia; Ashland, Virginia; Bracknell, England; Suzhou, China; and Tsukuba, Japan. This increases our capacity for providing differentiated solutions to our customers and provides additional process development capability to enhance our speed-to-market for new products and technologies.

Afton continues to develop new technology and products to meet the changing requirements of OEMs and to keep our customers well positioned for the future. A significant portion of our R&D investment is dedicated to the development of products that are differentiated by their ability to deliver improved fuel efficiency in addition to robust performance in a wide range of new hardware designs.

In 2013, we successfully launched new technologies across all of our lubricant additive and fuel additive product areas.  We developed new engine oil products for passenger cars and commercial trucks in support of our customers in all regions of the world.  Research in the engine oil area continues to increase as we prepare for the new engine oil specifications in North America: ILSAC GF-6 for passenger car motor oils and PC-11 for commercial trucks.

Our industrial additives product slate continued to expand with the development of new products in multiple areas including hydraulic fluids, grease, industrial gear oils, turbine oils, grease additives, and metalworking fluid additives. Research is focused on the development of technologies that will provide differentiation to our customers in multiple performance areas including equipment life and energy efficiency.

We continue to provide leading technology in the fuel additives area. In 2013, new products were developed and launched in all product lines including gasoline performance additives and diesel performance additives, as well as specification and distribution fuel additives. Research is focused on the development of new technologies that exceed the changing needs of modern engine fueling systems and changing fuel properties, as well as addressing the growing need for increased fuel economy and emissions reduction. In addition, we continue to maintain close interactions with regulatory, industry, and OEM leaders to guide our development of future fuel additive technologies based on well-defined market needs.

Technology development continued at a rapid pace in our transmission fluid, axle oil, and tractor fluid product lines. This included the development of new factory fill products for OEMs in the United States, Germany, Japan, India, and China, and for expansion of our service fill product portfolio. Afton’s state-of-the art testing capabilities are enabling customized research in all areas of performance needed by both OEMs and tier one suppliers. Our leading-edge capabilities and fundamental understanding in the areas of friction control, energy efficiency, and wear/pitting prevention were used to set the stage for next generation products in all driveline areas.

Intellectual Property
Our intellectual property, including our patents, licenses, and trademarks, is an important component of our business. We actively protect our inventions, new technologies, and product developments by filing patent applications and maintaining trade secrets. We currently own approximately 1,200 issued or pending United States and foreign patents. In addition, we have acquired the rights under patents and inventions of others through licenses or otherwise. We take care to respect the intellectual property rights of others and we believe our products do not infringe upon those rights. We vigorously participate in patent opposition proceedings around the world, where necessary, to secure a technology base free of infringement. We believe our patent position is strong, aggressively managed, and sufficient for the conduct of our business.
We also have several hundred trademark registrations throughout the world for our marks, including NewMarket®, Afton Chemical®, Ethyl®, mmt®, HiTEC®, TecGARD®, GREENBURN®, Passion for Solutions®, CleanStart®, Polartech®, BioTEC®, and Axcel®, as well as a pending trademark application for MicrobotzTM and the service mark QuickResponse 24/7SM.
Commitment to Environmental and Safety Excellence
Our commitment to the environment and safety excellence applies to every employee, every day, at every site. Safety and environmental responsibility are a way of life at NewMarket - enhancing operations, the way we work, and the relationships we maintain with our employees, customers, supply chain partners, and the communities in which we operate. Our objective is to establish a culture where our employees understand that good environmental and safety performance is good business and understand that environmental compliance and safety is their personal responsibility. Every employee at NewMarket is responsible for ensuring that our high standards in the area of health, safety (including process safety), environmental protection, and security (HSES) are upheld at all times.

Our Global Responsible Care Policy Statement includes a commitment to conduct operations in a manner that protects our employees, communities, and the environment, to comply with all applicable laws and regulations concerning HSES and to reduce our environmental footprint. Additionally, in pursuit of our vision of zero incidents, we work with our employees and other key stakeholders to establish appropriate goals, objectives and targets.

Both Afton and Ethyl have implemented Responsible Care Management Systems (RCMS® or RC14001®) at U.S. facilities.  Our implementation of RCMS® is certified by an independent third-party auditing process. Additionally, Afton’s Feluy, Belgium, Suzhou, China, and Manchester, England plants are certified to the environmental standard ISO 14001. Suzhou is also certified to OHSAS 18001, a global occupational health and safety standard. Afton’s Sauget, Illinois plant continues to be an OSHA VPP (Voluntary Protection Program) “Star” worksite.

In 2013 we launched our “Actively Caring” safety program where people look out for the safety and welfare of others with courage and compassion, enabling the achievement of an injury-free environment. Our worldwide injury/illness recordable rate (which is the number of injuries per 200,000 hours worked) in 2013 was .81. Our performance is a demonstration of our safety-first culture and represents a focused effort by all of our employees.  We are extremely proud of our accomplishments in this area. Both Afton and Ethyl continue to be one of the top performers among their industry peers. While our safety performance is very strong, we strive for continual improvement with a vision of having zero accidents.

As members of the American Chemistry Council (ACC), Afton and Ethyl provide data on twelve metrics used to track environmental impact, safety, energy use, community outreach and emergency preparedness, greenhouse gas intensity, and product stewardship performance of the ACC member companies. These can be viewed at http://responsiblecare.americanchemistry.com/Performance-Results. The information on this website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated by reference in this Annual Report on Form 10-K or any other filings we make with the Securities and Exchange Commission (SEC).

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
Our total accruals for environmental remediation, dismantling, and decontamination were approximately $18 million at December 31, 2013 and $20 million at December 31, 2012.
As new technology becomes available, it may be possible to reduce accrued amounts. While we believe that we are currently fully accrued for known environmental issues, it is possible that unexpected future costs could have a significant financial impact on our financial position, results of operations, and cash flows.
We spent approximately $19 million in 2013, $18 million in 2012, and $19 million in 2011 for ongoing environmental operating and clean-up costs, excluding depreciation of previously capitalized expenditures. These environmental operating and clean-up expenses are included in cost of goods sold.
For capital expenditures on pollution prevention and safety projects, we spent $11 million in 2013, $10 million in 2012, and $9 million in 2011. We expect expenditures in 2014 to be at a level similar to the previous three years.
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
In 2000, the Environmental Protection Agency (EPA) named us as a PRP under Superfund law for the clean-up of soil and groundwater contamination at the five grouped disposal sites known as "Sauget Area 2 Sites" in Sauget, Illinois. Without admitting any fact, responsibility, fault, or liability in connection with this site, we are participating with other PRPs in site investigations and feasibility studies. The Sauget Area 2 Sites PRPs received notice of approval from the EPA of the Remedial Investigation report on February 27, 2009, notice of approval of the October 2009 Human Health Risk Assessment on December 17, 2009, and approval of the Feasibility Study report on April 3, 2013. Finally, in December 2013, the EPA issued its Record of Decision confirming its remedies for the selected Sauget Area 2 sites. We have accrued our estimated proportional share of the remedial costs and expenses addressed in the Record of Decision. We do not believe there is any additional information available as a basis for revision of the liability that we have established at December 31, 2013. The amount accrued for this site is not material. We also have several other sites where we are in the process of environmental remediation and monitoring. See Note 17 for further information.

Geographic Areas
We have operations in the United States, Europe, Asia, Latin America, Australia, the Middle East, and Canada. The economies are generally stable in the countries where we do most of our business, although many of those countries have experienced economic downturns in the past few years. In countries with more political or economic uncertainty, we generally minimize our risk of loss by utilizing U.S. Dollar-denominated transactions, letters of credit, and prepaid transactions. Our foreign customers consist of global, national, and independent oil companies, as well as financially viable state-owned organizations.
The table below reports revenues and long-lived assets by geographic area. Except for the United States, no single country exceeded 10% of consolidated revenue or long-lived assets in any year. However, because our foreign operations are significant to our overall business, we are presenting revenue in the table below by the major regions in which we operate. We assign revenues to geographic areas based on the location to which the product was shipped to a third-party. The change in revenues during the three-year period is discussed more fully in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Net sales to one customer of our petroleum additives segment exceeded 10% of consolidated revenue in 2013, 2012, and 2011. Sales to Royal Dutch Shell plc and its affiliates (Shell) amounted to $253 million (11% of consolidated revenue) in 2013, $252 million (11% of consolidated revenue) in 2012, and $246 million (11% of consolidated revenue) in 2011. These sales represent a wide range of products sold to this customer in multiple regions of the world.
Geographic Areas

	Years Ended December 31,
(in millions)	2013	2012	2011
Consolidated revenue
United States	$806	$800	$756
Europe, Middle East, Africa, India	760	692	728
Asia Pacific	462	441	405
Other foreign	252	279	249
Consolidated revenue	$2,280	$2,212	$2,138
Long-lived assets (a)
United States	$166	$255	$257
Foreign	119	103	96
Total long-lived assets	$285	$358	$353

(a)	Long-lived assets include property, plant, and equipment, net of depreciation.
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

Executive Officers of the Registrant
The names and ages of all executive officers as of February 19, 2014 follow.

Name	Age	Positions
Thomas E. Gottwald	53	President and Chief Executive Officer (Principal Executive Officer)
David A. Fiorenza	64	Vice President and Chief Financial Officer (Principal Financial Officer)
Steven M. Edmonds	61	Vice President—General Counsel
Bruce R. Hazelgrove, III	53	Vice President and Chief Administrative Officer
William J. Skrobacz	54	Controller (Principal Accounting Officer)
Cameron D. Warner, Jr.	55	Treasurer
M. Rudolph West	60	Secretary
Robert A. Shama	53	President, Afton Chemical Corporation
Our officers, at the discretion of the Board of Directors, hold office until the meeting of the Board of Directors following the next annual shareholders’ meeting. With the exception of Mr. Warner, Mr. Shama, and Mr. Skrobacz, all of the officers have served in these capacities with NewMarket for at least the last five years. Mr. Warner has been employed by NewMarket for at least five years in various senior management capacities. Prior to being named Treasurer in 2011, Mr. Warner was Director—Treasury and Corporate Development since 2007. Mr. Shama has been employed by Afton for at least five years in various senior management capacities. Prior to being named President of Afton in 2013, he was Executive Vice President of Afton beginning in 2012 and Senior Vice President North America and Chief Marketing Officer in 2011. From 2008 to 2010, Mr. Shama was Vice President Sales and Marketing North America. Mr. Skrobacz joined NewMarket in May 2011 as Senior Manager, Business Assurance, and was appointed Controller Designate in September 2012. In May 2013, he was appointed Controller. Prior to joining NewMarket, Mr. Skrobacz served as Controller of UPS Freight, a wholly-owned subsidiary of United Parcel Service, Inc., since 2008.

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

•	Several of our products are produced solely at one location, and a significant disruption or disaster at such a location could have a material adverse effect on our results of operations.
Several of the products we sell are produced only in one location. We are dependent upon the continued safe operation of these production facilities. These production facilities are subject to various hazards associated with the manufacturing, handling, storage, and transportation of chemical materials and products, including leaks and ruptures, explosions, fires, unscheduled downtime, and environmental hazards. Additionally, these sites may experience significant disruptions in operations due to inclement weather, natural disasters, flooding, and levee breaches. Some of our products involve the manufacturing and handling of a variety of reactive, explosive, and flammable materials. Many of these hazards could cause a disruption in the production of our products. We cannot assure that these facilities will not experience these types of hazards and disruptions in the future or that these incidents will not result in production delays or otherwise have an adverse effect on our results of operations, financial condition, or cash flows in any given period.

•	We may be unable to respond effectively to technological changes in our industry.
Our future business success will depend upon our ability to maintain and enhance our technological capabilities, develop and market products and applications that meet changing customer needs, and successfully anticipate or respond to technological changes in a cost-effective and timely manner. Our industry is characterized by frequent changes in industry performance standards, which affect the amount and timing of our research and development costs and other technology-related costs. As a result, the life cycle of our products is often hard to predict. Further, technological changes in some or all of our customers’ products or processes may make our products obsolete. Our inability to maintain a highly qualified technical workforce or their inability to anticipate, respond to, or utilize changing technologies could have a material adverse effect on our results of operations, financial condition, or cash flows in any given period.

•	Our research and development efforts are costly and may not succeed.
The petroleum additives industry is subject to periodic technological change and ongoing product improvements. In order to maintain our profits and remain competitive, we must successfully develop, manufacture, and market new or improved products. As a result, we must commit substantial resources each year to research and development. Ongoing investments in research and development for future products could result in higher costs without a proportional increase in profits. Additionally, for any new product program, there is a risk of technical or market failure in which case we may not be able to develop the new commercial product needed to maintain our competitive position, or we may need to commit additional resources to new product development programs. Moreover, new products may have lower margins than the products they replace. Finally, our research and development efforts are based on the contribution of highly skilled personnel who may be difficult to recruit and retain.

•	Our failure to protect our intellectual property rights could adversely affect our future performance and growth.
Protection of our proprietary processes, methods, compounds, and other technologies is important to our business. We depend upon our ability to develop and protect our intellectual property rights to distinguish our products from those of our competitors. Failure to protect our existing intellectual property rights may result in the loss of valuable technologies or having to pay other companies for infringing on their intellectual property rights. We rely on a combination of patent, trade secret, trademark, and copyright law, as well as judicial enforcement, to protect such technologies. We currently own approximately 1,200 issued and pending U.S. and foreign patents. Some of these patents are licensed to others. In addition, we have acquired the rights under patents and inventions of others through licenses or otherwise. We have developed, and may in the future develop, technologies with universities or other academic institutions, or with the use of government funding. In such cases, the academic institution or the government may retain certain rights to the developed intellectual property. We also own several hundred trademark and service mark registrations throughout the world for our marks, including NewMarket®, Afton Chemical®, Ethyl®, HiTEC®, TecGARD®, GREENBURN®, BioTEC®, Passion for Solutions®, CleanStart®, Polartech®, Axcel®, and mmt®, as well as a pending trademark application for MicrobotzTM and the service mark QuickResponse 24/7SM. In the event that we are unable to continue using certain of our marks, we may be forced to rebrand our products, which could result in the loss of brand recognition, and could require us to devote resources to advertise and market brands. In particular, the loss of our HiTEC® mark could have a material adverse effect on our business.
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
We also rely upon unpatented proprietary manufacturing expertise, continuing technological innovation and other trade secrets to develop and maintain our competitive position. While we generally enter into confidentiality agreements with our employees and third parties to protect our intellectual property, we cannot assure you that our confidentiality agreements will not be breached, that they will provide meaningful protection for our trade secrets and proprietary manufacturing expertise or that adequate remedies will be available in the event of an unauthorized use or disclosure of our trade secrets or manufacturing expertise.

•	Our business is subject to hazards common to chemical businesses, any of which could interrupt our production or our transportation systems and adversely affect our results of operations.
Our business is subject to hazards common to chemical manufacturing, storage, handling, and transportation, including explosions, fires, inclement weather, natural disasters, mechanical failure, unscheduled downtime, transportation interruptions, remediation, chemical spills, discharges or releases of toxic or hazardous substances or gases, and other risks. These hazards can cause personal injury and loss of life, severe damage to, or destruction of, property and equipment, and environmental contamination. In addition, the occurrence of material operating problems at our facilities due to any of these hazards may diminish our ability to meet our output goals. Accordingly, these hazards and their consequences could have a material adverse effect on our operations as a whole, including our results of operations or cash flows, both during and after the period of operational difficulties.

•	The occurrence or threat of extraordinary events, including domestic and international terrorist attacks may disrupt our operations, decrease demand for our products, and increase our expenses.
Chemical-related assets may be at greater risk of future terrorist attacks than other possible targets in the United States and throughout the world. Federal legislation has imposed significant new site security requirements, specifically on chemical manufacturing facilities, that have increased our annual overhead expenses. Federal regulations have also been enacted to increase the security of the transportation of hazardous chemicals in the United States. Further regulations could be enacted in the future, which could result in additional costs.
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
We face intense competition in many of the product lines and markets in which we compete. We expect that our competitors will develop and introduce new and enhanced products, which could cause a decline in the market acceptance of certain products we manufacture. In addition, as a result of price competition, we may be compelled to reduce the prices for some of our products, which could adversely affect our margins and profitability. Competitive pressures can also result in the loss of major customers. Our inability to compete successfully could have a material adverse effect on our results of operations, financial condition, or cash flows in any given period. In addition, some of our competitors may have greater financial, technological, and other resources than we have. Some of our competitors may also be able to maintain greater operating and financial flexibility than we are able to maintain. As a result, these competitors may be able to better withstand changes in conditions within our industry, changes in the prices for raw materials, and changes in general economic conditions.

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
Our principal customers are major multinational oil companies. The oil industry is characterized by the concentration of a few large participants. The loss of a significant customer or a material reduction in purchases by a significant customer could have a material adverse effect on our results of operations, financial condition, or cash flows.

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
In 2013, sales to customers outside of the United States accounted for over 60% of consolidated revenue. We do business in all major regions of the world, some of which do not have stable economies or governments. In particular, we sell and market products in countries experiencing political and/or economic instability in the Middle East, Asia Pacific, Latin America, and Europe. Our international operations are subject to international business risks, including unsettled political conditions, expropriation, import and export restrictions, increases in royalties, exchange controls, national and regional labor strikes, taxes, government royalties, inflationary or unstable economies and currency exchange rate fluctuations, and changes in laws and policies governing operations of foreign-based companies (such as restrictions on repatriation of earnings or proceeds from liquidated assets of foreign subsidiaries). The occurrence of any one or a combination of these factors may increase our costs or have other adverse effects on our business.

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
We conduct our business in the local currency of many of the countries in which we operate. The financial condition and results of operations of our foreign operating subsidiaries are reported in the relevant local currency and then translated to U.S. Dollars at the applicable currency exchange rate for inclusion in our consolidated financial statements. Changes in exchange rates between these foreign currencies and the U.S. Dollar will affect the recorded levels of our assets and liabilities, as well as our revenues, costs, and operating margins. The primary foreign currencies in which we have exchange rate fluctuation exposure are the European Union Euro, British Pound Sterling, Japanese Yen, Chinese Renminbi, and Canadian Dollar. Exchange rates between these currencies and the U.S. Dollar have fluctuated significantly in recent years and may do so in the future.

•	An information technology system failure may adversely affect our business.
We rely on information technology systems to transact our business. An information technology system failure due to computer viruses, internal or external security breaches, power interruptions, hardware failures, fire, natural disasters, human error, or other causes could disrupt our operations and prevent us from being able to process transactions with our customers, operate our manufacturing facilities, and properly report those transactions in a timely manner. A significant, protracted information technology system failure may result in a material adverse effect on our results of operations, financial condition, or cash flows.

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
We are subject to the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and anti-bribery laws in other jurisdictions which generally prohibit companies and their intermediaries from making improper payments to foreign officials for the purposes of obtaining or retaining business. We are also subject to export and import laws and regulations which restrict trading with embargoed or sanctioned countries and certain individuals. Although we have policies and procedures designed to facilitate compliance with these laws and regulations, our employees, contractors and agents may take actions in violation of our policies. Any such violation, even if prohibited by our policies, could have a material adverse effect on our business and reputation.

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
There may be environmental problems associated with our properties of which we are unaware. Some of our properties contain, or may have contained in the past, on-site facilities or underground tanks for the storage of chemicals, hazardous materials, and waste products that could create a potential for release of hazardous substances or contamination of the environment. The discovery of environmental liabilities attached to our properties could have a material adverse effect on our results of operations, financial condition, or cash flows even if we did not create or cause the problem.
We may also face liability arising from current or future claims alleging personal injury, product liability, or property damage due to exposure to chemicals or other hazardous substances, such as premises asbestos, at or from our facilities. We may also face liability for personal injury, product liability, property damage, natural resource damage, or clean-up costs for the alleged migration of contaminants or hazardous substances from our facilities or for future accidents or spills. A significant increase in the number or success of these claims could adversely affect our results of operations, financial condition, or cash flows. For further discussion of some related claims, see Item 1, “Business—Environmental.”

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
Our revolving credit facility and 4.10% senior notes contain restrictive covenants. These covenants may constrain our activities and limit our operational and financial flexibility. The failure to comply with these covenants could result in an event of default, which, if not cured or waived, could have a material adverse effect on our business, results of operations, financial condition, or cash flows.

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

•	Financing risks associated with Foundry Park I could adversely affect our financial results.
We may incur losses, which could be material, under the Goldman Sachs interest rate swap agreement. See Note 15 for further information on the interest rate swap.

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
Our pension plan asset allocation in the United States is predominantly weighted towards equities. Cash contribution requirements to our pension plans are sensitive to changes in our plans’ actual return on assets. Reductions in our plans’ return on assets due to poor performance of the equities markets could cause our pension plans to be underfunded and require us to make additional cash contributions.

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
NewMarket Development manages the property that we own on a site in Richmond, Virginia consisting of approximately 57 acres. We have our corporate offices on this site, as well as a research and testing facility, and several acres dedicated to other uses. We are currently exploring various development opportunities for portions of the property as the demand warrants. This effort is ongoing in nature, and we have no specific timeline for any future developments.
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
While it is not possible to predict or determine with certainty the outcome of any legal proceeding, we believe the outcome of any of these proceedings, or all of them combined, will not result in a material adverse effect on our consolidated results of operations, financial condition, or cash flows.
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
Our common stock, with no par value, has traded on the New York Stock Exchange (NYSE) under the symbol “NEU” since June 21, 2004 when we became the parent holding company of Ethyl, Afton, NewMarket Services, NewMarket Development, and their subsidiaries. We had 2,554 shareholders of record at January 31, 2014.
On July 17, 2012, our Board of Directors approved a share repurchase program authorizing management to repurchase up to $250 million of NewMarket’s outstanding common stock until December 31, 2014, as market conditions warrant and covenants under our existing agreements permit. We may conduct the share repurchases in the open market and in privately negotiated transactions. The repurchase program does not require NewMarket to acquire any specific number of shares and may be terminated or suspended at any time. Approximately $154 million remained available under the 2012 authorization at December 31, 2013. The following table outlines the purchases during the fourth quarter of 2013 under this authorization.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31	0	$0.00	0	$208,844,260
November 1 to November 30	92,500	318.14	92,500	179,416,085
December 1 to December 31	77,300	329.28	77,300	153,962,996
Total	169,800	$323.21	169,800	153,962,996
As shown in the table below, cash dividends declared and paid totaled $3.80 per share for the twelve months ended December 31, 2013 and $28.00 per share for the twelve months ended December 31, 2012. The dividend of $25.00 declared on October 25, 2012 was a special dividend.

Year	Date Declared	Date Paid	Per Share Amount
2013	February 28, 2013	April 1, 2013	$0.90
	April 25, 2013	July 1, 2013	0.90
	July 18, 2013	October 1, 2013	0.90
	October 24, 2013	January 1, 2014	1.10
2012	February 23, 2012	April 2, 2012	0.75
	April 26, 2012	July 2, 2012	0.75
	July 17, 2012	October 1, 2012	0.75
	October 25, 2012	November 27, 2012	25.00
	October 25, 2012	December 21, 2012	0.75
The declaration and payment of dividends is subject to the discretion of our Board of Directors. Future dividends will depend on various factors, including our financial condition, earnings, cash requirements, legal requirements, restrictions in agreements governing our outstanding indebtedness, and other factors deemed relevant by our Board of Directors.

The following table shows the high and low prices of our common stock on the NYSE for each of the last eight quarters.

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$291.10	$281.01	$295.29	$341.69
Low	238.00	255.45	260.24	280.51

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$220.85	$234.62	$260.66	$283.48
Low	172.50	181.28	215.63	232.41

The performance graph showing the five-year cumulative total return on our common stock as compared to chemical companies in the S&P 1500 Specialty Chemicals Index and the S&P 500 is shown below. The graph assumes $100 invested on the last day of December 2008, and the reinvestment of all dividends.
Performance Graph
Comparison of Five-Year Cumulative Total Return
Performance Through December 31, 2013

ITEM 6.     SELECTED FINANCIAL DATA
NewMarket Corporation and Subsidiaries
Five Year Summary

	Years Ended December 31,
(in thousands, except per-share amounts)	2013	2012	2011	2010	2009
Results of operations
Net sales	$2,280,355	$2,211,878	$2,138,127	$1,786,076	$1,530,122
Costs and expenses	1,928,510	1,853,445	1,843,240	1,505,772	1,267,443
Gain on legal settlement, net (1)	0	0	38,656	0	0
Operating profit	351,845	358,433	333,543	280,304	262,679
Interest and financing expenses, net	17,796	8,435	14,151	12,668	11,716
Loss on early extinguishment of debt (2)	0	9,092	0	0	0
Other income (expense), net (3)	7,262	(3,338)	(18,048)	(10,047)	(11,196)
Income from continuing operations before income tax expense	341,311	337,568	301,344	257,589	239,767
Income tax expense	98,964	100,296	95,887	81,957	77,300
Income from continuing operations	242,347	237,272	205,457	175,632	162,467
Income (loss) from discontinued operations, net of tax (4)	22,395	2,321	1,450	1,493	(184)
Net income	$264,742	$239,593	$206,907	$177,125	$162,283
Financial position and other data (4)
Total assets	$1,327,274	$1,264,248	$1,191,662	$1,062,741	$1,025,192
Operations:
Working capital	$649,705	$518,824	$463,707	$396,388	$405,087
Current ratio	3.62 to 1	3.39 to 1	3.15 to 1	2.92 to 1	3.05 to 1
Depreciation and amortization	$46,144	$43,389	$43,352	$39,134	$32,820
Capital expenditures	$58,476	$38,753	$53,515	$36,406	$89,133
Gross profit as a % of revenue	28.6	28.5	25.8	28.5	30.3
Research, development, and testing expenses (5)	$136,573	$117,845	$105,496	$91,188	$86,072
Total long-term debt	$349,467	$424,407	$232,601	$217,544	$216,200
Common stock and other shareholders’ equity	$572,448	$402,205	$549,593	$491,640	$458,185
Total long-term debt as a % of total capitalization (debt plus equity)	37.9	51.3	29.7	30.7	32.1
Common stock
Basic earnings per share:
Income from continuing operations	$18.21	$17.68	$14.99	$12.01	$10.68
Income (loss) from discontinued operations (4)	1.69	0.17	0.11	0.11	(0.01)
Net income	$19.90	$17.85	$15.10	$12.12	$10.67
Diluted earnings per share:
Income from continuing operations	$18.21	$17.68	$14.98	$11.99	$10.66
Income (loss) from discontinued operations (4)	1.69	0.17	0.11	0.10	(0.01)
Net income	$19.90	$17.85	$15.09	$12.09	$10.65
Equity per share	$43.70	$29.98	$41.00	$35.03	$30.12
Cash dividends declared per share (6)	$3.80	$28.00	$2.39	$1.565	$1.075

Notes to the Five Year Summary

(1)	The 2011 amount represents a gain on a legal settlement with Innospec, net of legal fees.

(2)
In March 2012, we entered into a $650 million five-year unsecured revolving credit facility. During 2012, we used a portion of the $650 million revolving credit facility to fund the early redemption of all of our then outstanding 7.125% senior notes (7.125% senior notes), as well as to repay the outstanding principal amount on the Foundry Park I, LLC mortgage loan agreement (mortgage loan). As a result, we recognized a loss on early extinguishment of debt of $9.9 million in 2012 from accelerated amortization of financing fees associated with the prior revolving credit facility, the 7.125% senior notes, and the mortgage loan, as well as costs associated with redeeming the 7.125% senior notes prior to maturity. Of the loss on early extinguishment of debt, $0.8 million is included as a component of Income from discontinued operations, net of tax.

(3)
Other income (expense), net in each year included the gain or loss on the Goldman Sachs interest rate swap. The gain on the interest rate swap was $7 million for the year ended December 31, 2013. The loss on the interest rate swap was $5 million for the year ended December 31, 2012; $18 million for the year ended December 31, 2011; $10 million for the year ended December 31, 2010; and $11 million for the year ended December 31, 2009. We are not using hedge accounting to record the interest rate swap, and accordingly, any change in the fair value is immediately recognized in earnings.

(4)
On July 2, 2013, Foundry Park I completed the sale of its real estate assets which comprised the entire real estate development segment. The operations of the real estate development segment are reported as discontinued operations. The 2013 amount includes the gain on sale of discontinued business, net of tax, of $22 million. Financial position and other data reflect discontinued operations and continuing operations together.

(5)
Of the total research, development, and testing expenses, the portion related to new products and processes was $59 million in 2013, $55 million in 2012, $51 million in 2011, $45 million in 2010, and $46 million in 2009.

(6)	Cash dividends declared per share for 2012 included a special dividend of $25 per share.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Factors that could cause actual results to differ materially from expectations include, but are not limited to, availability of raw materials and transportation systems; supply disruptions at single-sourced facilities; ability to respond effectively to technological changes in our industry; failure to protect our intellectual property rights; hazards common to chemical businesses; occurrence or threat of extraordinary events, including natural disasters and terrorist attacks; competition from other manufacturers; sudden or sharp raw material price increases; gain or loss of significant customers; risks related to operating outside of the United States; the impact of fluctuations in foreign exchange rates; political, economic, and regulatory factors concerning our products; future governmental regulation; resolution of environmental liabilities or legal proceedings; and inability to complete future acquisitions or successfully integrate future acquisitions into our business. In addition, certain risk factors are also discussed in Item 1A, “Risk Factors.”
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

OVERVIEW
Operations of our petroleum additives business for 2013 resulted in a record setting year for operating profit. In addition, net sales and product shipments improved over 2012 levels. Our research, development, and testing expenses, as well as selling, general, and administrative expenses, have increased reflecting our continuing investments in people, technology, processes, technical centers, and production capacity, in support of our business. Our cash flows from operations were a strong $278 million, and our working capital position improved 25% from December 31, 2012. We continue to manage our business for the long-run with the goal of helping our customers succeed in their marketplace.
On July 2, 2013, Foundry Park I completed the sale of its real estate assets for $144 million in cash, which comprised our entire real estate development segment. The operations of the real estate development segment are reported as discontinued operations for all periods presented in the Consolidated Statements of Income.
Also of note, during 2013, we repurchased 327,600 shares of our common stock at a total cost of $96 million and reduced outstanding long-term debt by $75 million.

RESULTS OF OPERATIONS
Revenue
Our consolidated revenue for 2013 amounted to $2.3 billion, an increase of 3.1% from $2.2 billion in 2012. The increase of $74 million between 2012 and 2011 was 3.4%.

Net sales to one customer of our petroleum additives segment exceeded 10% of consolidated revenue in 2013, 2012, and 2011. Sales to Shell amounted to $253 million (11% of consolidated revenue) in 2013, $252 million (11% of consolidated revenue) in 2012, and $246 million (11% of consolidated revenue) in 2011. These sales represent a wide range of products sold to this customer in multiple regions of the world.
No other single customer accounted for 10% or more of our total revenue in 2013, 2012, or 2011.
The following table shows revenue by segment and product line for each of the last three years.

	Years Ended December 31,
(in millions)	2013	2012	2011
Petroleum additives
Lubricant additives	$1,830	$1,750	$1,684
Fuel additives	441	451	442
Total	2,271	2,201	2,126
All other	9	11	12
Consolidated revenue	$2,280	$2,212	$2,138
Petroleum Additives - The primary regions in which we operate include North America (the United States and Canada), Latin America (Mexico and South America), Asia Pacific, and the Europe/Middle East/Africa/India (EMEAI) region. The percentage of revenue being generated in the regions has remained fairly consistent over the past three years, with some limited fluctuation due to various factors, including economic downturns. North America represents almost 40% of our petroleum additives revenues, while EMEAI represents a little over 30%. Asia Pacific contributes approximately 20% and Latin America represents almost 10%. The EMEAI percentage has increased over 2012 levels, which was down slightly due partially to economic conditions in the countries comprising the EMEAI region. As shown in the table above, the percentage of lubricant additives sales and fuel additives sales to total petroleum additives sales has remained substantially consistent over the past three years. The discussion below provides further detail on revenue in our petroleum additives segment for 2013, 2012, and 2011.
Petroleum additives net sales for 2013 of $2.3 billion were approximately 3.2% higher than 2012 levels. Regionally, EMEAI and Asia Pacific experienced increased revenue and shipments when comparing 2013 and 2012, while revenues and shipments in North America and Latin America were lower. The increase between the two years reflects higher shipments of lubricant additives products overall, mainly in EMEAI and Asia Pacific. This was partially offset by a decrease in fuel additives product shipments, mainly in EMEAI. The remaining change in net sales between the two years resulted from the impact of lower selling prices and an unfavorable foreign currency impact. Overall, product shipments for 2013 increased 3.7% from 2012 levels. When comparing the two years, the U.S. Dollar strengthened against the British Pound Sterling and Japanese Yen, resulting in an unfavorable foreign currency impact on revenue, mostly from the Japanese Yen. The European Union Euro strengthened against the U.S. Dollar when comparing the two years, resulting in a favorable foreign currency impact.
Net sales in 2012 of $2.2 billion were approximately 3.5% higher than 2011 levels, with increases in all regions except the EMEAI region, which was approximately 5% lower in 2012 than 2011. The increase between the two years primarily resulted from higher selling prices, offset by an unfavorable foreign exchange impact. While product shipments decreased 1.5% in 2012 from 2011 levels, the volume impact on net sales was slightly favorable when comparing the two years due to changes in the mix of products sold during 2012, as we sold more higher priced lubricant additive products. The lower product shipments were across both the lubricant and fuel additive product lines. We experienced some impact from economic downturns in different countries, including those in the EMEAI region, but those impacts were essentially offset by the other favorable factors discussed above. When comparing the two years, the U.S. Dollar strengthened against the major currencies in which we conduct business, including the European Union Euro and British Pound Sterling, resulting in an unfavorable foreign currency impact on revenue.

The approximate components of the petroleum additives increase in net sales of $70 million when comparing 2013 to 2012 and $75 million when comparing 2012 to 2011 are shown below in millions.

Net sales for year ended December 31, 2011	$2,126
Lubricant additives shipments	11
Fuel additives shipments	(9)
Selling prices, including changes in customer mix	106
Foreign currency impact, net	(33)
Net sales for year ended December 31, 2012	2,201
Lubricant additives shipments	105
Fuel additives shipments	(8)
Selling prices, including changes in customer mix	(22)
Foreign currency impact, net	(5)
Net sales for year ended December 31, 2013	$2,271
All Other - The “All other” category includes the operations of the TEL business, and certain contract manufacturing performed by Ethyl.
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
The table below reports segment operating profit for the last three years.

	Years Ended December 31,
(in millions)	2013	2012	2011
Petroleum additives	$375	$372	$348
All other	$(1)	$6	$3
Petroleum Additives - The 2011 operating profit in the petroleum additives segment includes a net gain of $39 million related to the Innospec settlement, which is discussed further in Note 22.
Petroleum additives operating profit increased $3 million when comparing 2013 to 2012 and $24 million when comparing 2012 to 2011. The increase from 2012 to 2013 resulted from improved results in the lubricant additives product line, which was partially offset by a decrease in the fuel additives product line. The increase between 2012 and 2011 was across both of our major product lines, lubricant additives and fuel additives. The operating profit margin was 16.5% in 2013, 16.9% in 2012, and 16.4% in 2011. These margins are consistent with our current expectations of the performance of our business over the long-term. While operating profit margins will fluctuate from quarter to quarter due to multiple factors, we do not operate our business differently from quarter to quarter. We believe the fundamentals of our business and industry are unchanged. We continue to focus on developing and delivering innovative, technology-driven solutions to our customers.
Gross profit results, which do not include the gain from the Innospec settlement, were favorable $30 million when comparing 2013 and 2012 and $75 million when comparing 2012 and 2011. Cost of sales as a percentage of revenue has remained fairly consistent over the last three years at 71% in 2013, 72% in 2012, and 74% in 2011.
When comparing 2013 and 2012, total product shipments increased 3.7% as discussed above in the Revenue section, with higher shipments of lubricant additives products, partially offset by lower shipments of fuel additives products. Increased sales volumes of higher-valued products, along with small variances in conversion costs, contributed over 100% of the improvement in petroleum additive gross profit between 2013 and 2012. Unfavorable selling price variances, as discussed in the revenue section above, were substantially offset by favorable raw material variances reflecting a near balance between selling prices and raw material costs during the year.
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
Selling, general, and administrative expenses (SG&A) in 2013 were $8 million, or 6%, higher than 2012 levels, while 2012 was 0.3%, higher as compared to 2011. The increase from 2011 to 2012 would have been significantly higher except for favorable foreign currency impacts. SG&A as a percentage of revenue was 6% in each of 2013, 2012, and 2011. Our SG&A costs are mainly personnel-related and include salaries, benefits and other costs associated with our workforce. As our workforce has increased in number to support our worldwide operations, these costs have also risen, which occurred when comparing 2013 to 2012.
When comparing 2013 with 2012, R&D increased approximately $19 million, while when comparing 2012 with 2011, R&D increased approximately $12 million. As a percentage of revenue, R&D was 6% in 2013 and 5% in each of 2012 and 2011. Approximately 80% of the increase in R&D spending in 2013 was in the lubricant additives product line, with the remaining 20% spent on fuel additives products. The increase from 2011 to 2012 was substantially for the lubricant additives product line. The increases in R&D spending for both periods reflect efforts to support the development of additives that meet our customers' needs, as well as new standards, and to expand into new product solution areas.
Our approach to R&D investment, as it is with SG&A, is one of purposeful spending on programs to support our current product base and to ensure that we develop products to support our customers' programs in the future. R&D includes personnel-related costs, as well as the costs of performing both internal and external testing of our products. Most R&D is incurred in the United States and in the United Kingdom, with over 70% of total R&D being attributable to the North America and EMEAI regions. All expenses for new product development are incurred in the United States and the United Kingdom. The remaining 30% of R&D is attributable to the Asia Pacific and Latin America regions and represents customer technology support services in those regions. All of our R&D is related to the petroleum additives segment. R&D related to new products and processes was $59 million in 2013, $55 million in 2012, and $51 million in 2011.
All Other - Operating profit for 2013 compared to 2012 includes an unfavorable comparison resulting primarily from accruals related to the historical operations of the TEL business.
The following discussion references certain captions on the Consolidated Statements of Income.
Interest and Financing Expenses
Interest and financing expenses were $18 million in 2013, $8 million in 2012, and $14 million in 2011. The increase in interest and financing expenses between 2013 and 2012 primarily resulted from higher average outstanding debt. The higher outstanding debt was caused by the issuance of $350 million of 4.10% senior notes in December 2012. The previously outstanding $150 million of 7.125% senior notes were redeemed in April 2012. Fees and amortization increased $1 million in 2013 over 2012. The decrease in interest and financing expenses between 2012 and 2011 resulted from a lower average interest rate.
Loss on Early Extinguishment of Debt
We recorded a loss on the early extinguishment of debt of $10 million in 2012. The loss resulted from the recognition of $5 million from the early redemption premium on the 7.125% senior notes, $3 million of unamortized deferred financing costs on the 7.125% senior notes, with the remainder attributable to unamortized deferred financing costs on both the mortgage loan and on our previous revolving credit facility. Of the total loss of $10 million on early extinguishment of debt, approximately $5 million was a cash payment. The remaining amounts were a noncash charge. Of the total loss on early extinguishment of debt, $1 million of unamortized deferred financing costs on the mortgage loan was reclassified and included as a component of income from operations of discontinued business.

Other Income (Expense), Net
Other income (expense), net was income of $7 million in 2013, expense of $3 million in 2012, and expense of $18 million in 2011. The 2012 amount includes a gain of $2 million related to the sale of common stock that was received in September 2011 as part of the legal settlement with Innospec, which is discussed further in Note 22. The 2011 amount includes $1 million of expense related to the consents we obtained in January 2011 from the holders of the 7.125% senior notes to modify the formula for calculating the capacity under the 7.125% senior notes to make certain restricted payments. The remaining amounts for 2013, 2012, and 2011 primarily represent the gain in 2013 or loss in 2012 and 2011 on a derivative instrument representing an interest rate swap recorded at fair value through earnings. See Note 15 for additional information on the interest rate swap.
Income Tax Expense
Income tax expense was $99 million in 2013, $100 million in 2012, and $96 million in 2011. The effective tax rate was 29.0% in 2013, 29.7% in 2012, and 31.8% in 2011. The effective income tax rates for each year include the benefit of higher income in foreign jurisdictions with lower tax rates, as well as a substantial benefit from the domestic manufacturing tax deduction. The 2013 effective rate includes the effect of the R&D tax credit for 2013 as well as 2012, as the legislation to extend such tax credits was retroactively signed into law in January 2013. A benefit from the R&D tax credit is also included in 2011. Currently, the R&D tax credit has not been extended to 2014 by the United States Congress. The tax rate for 2012 includes a substantial tax benefit related to the special dividend of $25 per share, which was paid in November 2012. See Note 20 for further details on income taxes.
The increase in income before income tax expense between 2013 and 2012 resulted in an increase of $1 million in income tax expense. This was offset by a reduction in income tax expense of $2 million due to the lower effective tax rate in 2013 compared to 2012.
The increase in income before income tax expense between 2012 and 2011 resulted in an increase of $11 million in income tax expense. This was partially offset by a reduction in income tax expense of $7 million due to the lower effective tax rate in 2012 compared to 2011.
Our deferred taxes are in a net asset position. Based on current forecasted operating plans and historical profitability, we believe that we will recover nearly the full benefit of our deferred tax assets and have, therefore, only recorded an immaterial valuation allowance at certain foreign subsidiaries.

Discontinued Operations
On July 2, 2013, Foundry Park I completed the sale of its real estate assets for $144 million in cash, which comprised our entire real estate development segment. The operations of the real estate development segment for all periods presented are now reported in Income from operations of discontinued business, net of tax in the Consolidated Statements of Income. We recognized a gain of $36 million ($22 million after tax) in 2013 related to this transaction.

CASH FLOWS DISCUSSION
We generated cash from operating activities of $278 million in 2013, $273 million in 2012, and $185 million in 2011.
During 2013, we used the $278 million cash generated from operations, along with $140 million in net proceeds from the sale of real estate assets and a net return of deposits related to the Goldman Sachs swap of $12 million to repay $75 million on our revolving credit facility, repurchase $92 million of our common stock, fund $50 million in dividend payments, and fund $58 million of capital expenditures. These items, including favorable fluctuations in foreign currency rates of $3 million, resulted in an increase of $150 million in cash and cash equivalents. Cash flows from operating activities included payments of $32 million for our pension and postretirement plans. Further information on the Goldman Sachs interest rate swap is in Note 15.
During 2012, we used the $273 million of cash provided from operations, as well as $349 million from the issuance of the 4.10% senior notes and $53 million of borrowings under our revolving credit facility, to fund $376 million in dividend payments (including a special dividend payment of $335 million), redeem $150 million of the 7.125% senior notes, pay in full $64 million on the mortgage loan, and fund $39 million of capital expenditures. In addition, we made a net deposit of $2 million related to the Goldman Sachs interest rate swap and funded $6 million for debt issuance costs. These items, including favorable fluctuations in foreign currency rates of $2 million, resulted in an increase of $39 million in cash and cash equivalents. Cash flows from operating activities included a decrease of $14 million resulting from higher working capital requirements, as well as payments of $32 million for our pension and postretirement plans.
During 2011, we used the cash provided by operating activities of $185 million, along with $18 million of borrowings under our revolving credit facility and an additional $7 million of borrowings under foreign lines of credit to fund $54 million in capital expenditures, $98 million in repurchases of our common stock, and $33 million in dividend payments. In addition, we made a net deposit of $13 million related to the Goldman Sachs interest rate swap, and funded $3 million for debt issuance costs. These cash flows included an unfavorable foreign exchange impact of $1 million and resulted in an increase in cash and cash equivalents of $1 million. Cash flows from operating activities included a decrease of $62 million resulting from higher working capital requirements and payments of $31 million for our pension and postretirement plans, as well as $25 million proceeds from a legal settlement.
We expect that cash from operations, together with borrowing available under our revolving credit facility, will continue to be sufficient to cover our operating needs and planned capital expenditures for at least the next twelve months.

FINANCIAL POSITION AND LIQUIDITY
Cash
At December 31, 2013, we had cash and cash equivalents of $239 million as compared to $89 million at the end of 2012.
Our cash and cash equivalents held by our foreign subsidiaries amounted to approximately $135 million at December 31, 2013 and $80 million at December 31, 2012. A significant amount, but not all, of these foreign cash balances are associated with earnings that we have asserted are indefinitely reinvested. We plan to use these indefinitely reinvested earnings to support growth outside of the United States through funding of operating expenses, research and development expenses, capital expenditures, and other cash needs of our foreign subsidiaries. Periodically, we repatriate cash from our foreign subsidiaries to the United States through intercompany dividends. These intercompany dividends are paid only by subsidiaries whose earnings we have not asserted are indefinitely reinvested or whose earnings qualify as previously taxed income, as defined by the Internal Revenue Code. If circumstances were to change that would cause these indefinitely reinvested earnings to be repatriated, an incremental U.S. tax liability would be incurred. As part of our foreign subsidiary repatriation activities, we received cash dividends from our foreign subsidiaries of $10 million for 2013, $8 million for 2012, and $30 million for 2011.
Debt
4.10% Senior Notes - At both December 31, 2013 and December 31, 2012, we had $349 million of 4.10% senior notes which are senior unsecured obligations. The notes are jointly and severally guaranteed on a senior unsecured basis by all existing and future domestic subsidiaries that also guarantee our obligations under the revolving credit facility or any of our other indebtedness. We incurred financing costs in 2012 and 2013 totaling approximately $5 million related to the 4.10% senior notes, which are being amortized over the term of the agreement.
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

We were in compliance with all covenants under the indenture governing the 4.10% senior notes as of December 31, 2013 and December 31, 2012.
During March 2013, we registered these 4.10% senior notes under the Securities Act of 1933. All previously unregistered 4.10% senior notes that were outstanding at December 31, 2012 have been exchanged for an equal aggregate principal amount of registered 4.10% senior notes.
Revolving Credit Facility – In 2012, we entered into a Credit Agreement (Credit Agreement) with a term of five years. The Credit Agreement provides for a $650 million, multicurrency revolving credit facility, with a $100 million sublimit for multicurrency borrowings, a $100 million sublimit for letters of credit, and a $20 million sublimit for swingline loans. The Credit Agreement includes an expansion feature which allows us, subject to certain conditions, to request an increase in the aggregate amount of the revolving credit facility or obtain incremental term loans in an amount up to $150 million. There were no outstanding borrowings under the revolving credit facility at December 31, 2013.
We paid financing costs in 2012 of approximately $2 million related to this revolving credit facility and carried over deferred financing costs from our previous revolving credit facility of approximately $2 million, resulting in total deferred financing costs of $4 million, which we are amortizing over the term of the Credit Agreement.
The obligations under the Credit Agreement are unsecured and are fully guaranteed by NewMarket and the subsidiary guarantors. The revolving credit facility matures on March 14, 2017.
Borrowings made under the revolving credit facility bear interest at an annual rate equal to, at our election, either (1) the Alternate Base Rate (ABR) plus the Applicable Rate (solely in the case of loans denominated in U.S. dollars to NewMarket) or (2) the Adjusted LIBO Rate plus the Applicable Rate. ABR is the greatest of (i) the rate of interest publicly announced by the Administrative Agent as its prime rate, (ii) the federal funds effective rate plus 0.5%, or (iii) the Adjusted LIBO Rate for a one month interest period plus 1%. The Adjusted LIBO Rate means the rate at which Agreed Currencies in the London interbank market for certain periods (as selected by NewMarket) are quoted, as adjusted for statutory reserve requirements. Depending on our consolidated Leverage Ratio, the Applicable Rate ranges from 0.50% to 1.00% for loans bearing interest based on the ABR and from 1.50% to 2.00% for loans bearing interest based on the Adjusted LIBO Rate. At December 31, 2013, the Applicable Rate was 0.50% for loans bearing interest based on the ABR and 1.50% for loans bearing interest based on the Adjusted LIBO Rate.
The Credit Agreement contains financial covenants that require NewMarket to maintain a consolidated Leverage Ratio (as defined in the Credit Agreement) of no more than 3.00 to 1.00 and a consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of no less than 3.00 to 1.00, calculated on a rolling four quarter basis, as of the end of each fiscal quarter ending on and after March 31, 2012. At December 31, 2013, the Leverage Ratio was 0.94 and the Interest Coverage Ratio was 19.54.
We were in compliance with all covenants under our revolving credit facility at December 31, 2013 and December 31, 2012.
The following table provides information related to the unused portion of our revolving credit facility in effect at December 31, 2013 and December 31, 2012.

	December 31,
(in millions)	2013	2012
Maximum borrowing capacity under the revolving credit facility	$650	$650
Outstanding borrowings under the revolving credit facility	0	75
Outstanding letters of credit	3	3
Unused portion of revolving credit facility	$647	$572
For further information on the outstanding letters of credit, see Note 17. The average interest rate for borrowings under our revolving credit facilities was 2.2% during 2013 and 1.8% during 2012.

Other Borrowings - One of our subsidiaries in China has a short-term line of credit of $15 million with an outstanding balance of $3 million at December 31, 2013. The average interest rate was approximately 2.2% during 2013 and 2.9% during 2012. At December 31, 2013 the interest rate was 2.2%. The outstanding balance on the China line of credit is due during 2014.
***
We had long-term debt of $349 million at December 31, 2013 and $424 million at December 31, 2012. The decrease in debt resulted from repayment of $75 million on the revolving credit facility.
As a percentage of total capitalization (total long-term debt and shareholders’ equity), our total long-term debt decreased from 51.3% at the end of 2012 to 37.9% at the end of 2013. The change in the percentage was primarily the result of the decrease in debt, as well as an increase in shareholders’ equity. The increase in shareholders’ equity reflects the impact of earnings and the improvement in the funded position of our defined benefit pension plans, which was partially offset by dividend payments and share repurchases. Normally, we repay long-term debt with cash from operations or refinancing activities.
Working Capital
At December 31, 2013, we had working capital of $650 million, resulting in a current ratio of 3.62 to 1. Our working capital at December 31, 2012 was $519 million resulting in a current ratio of 3.39 to 1.
The change in the working capital ratio primarily reflects increased cash and cash equivalents, as well as higher accounts receivable and prepaid expenses and other current assets. These were partially offset by lower inventory, as well as higher accounts payable and dividends payable at December 31, 2013. The increase in accounts receivable was primarily due to higher sales levels when comparing the fourth quarter of 2013 with the fourth quarter of 2012, which was partially offset during 2013 from the reduction of a 2012 income tax refund receivable. The fluctuation in inventories primarily resulted from changes in foreign currency rates, but was also impacted by fluctuations in sales patterns, as well as the transfer of two high-volume raw materials to a purchase-as-used basis with our suppliers. The increase in prepaid expenses and other current assets includes the increase in dividends payable resulting from the funding of dividends in December 2013 that were not paid by the transfer agent until January 2014, whereas the payment of the fourth quarter 2012 dividends occurred in December 2012, instead of in January 2013. The increase in accounts payable is from normal differences in timing of payments.
Capital Expenditures
Capital expenditures were $58 million for 2013, $39 million for 2012, and $54 million for 2011. We expect capital expenditures to be approximately $120 million in 2014. We expect to continue to finance this capital spending through cash on hand and cash provided from operations, together with borrowing available under our $650 million revolving credit facility.
The estimated capital expenditure amount includes anticipated spending in 2014 on the start of a new manufacturing facility in Singapore, as well as several improvements to our manufacturing and R&D infrastructure around the world. We expect capital expenditures in 2015 and 2016 to be $70 million to $90 million in support of our worldwide business.
The Singapore facility is expected to be operational in late-2015 with a total investment in excess of $100 million. Groundbreaking will occur in mid-2014 and the significant capital spending for this project will begin at that time. The initial capacity will represent a modest increase in our overall global production, but will enable us to more effectively service our Asia Pacific customers, as well as those in India and the Middle East. The facility will be scalable to allow for growth, as demand warrants.
Environmental Expenses
We spent approximately $19 million in 2013, $18 million in 2012, and $19 million in 2011 for ongoing environmental operating and clean-up costs, excluding depreciation of previously capitalized expenditures. These environmental operating and clean-up expenses are included in cost of goods sold. We expect to continue to fund these costs through cash provided by operations.

Contractual Obligations
The table below shows our year-end contractual obligations by year due.

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Debt obligations (a)	$353	$3	$0	$0	$350
Interest payable on long-term debt, interest rate swaps, and capital lease obligations	169	19	39	39	72
Letters of credit (b)	3	0	0	0	3
Operating lease obligations	43	12	16	6	9
Property, plant, and equipment purchase obligations	7	7	0	0	0
Raw material purchase obligations (c)	271	49	89	89	44
Other long-term liabilities (d)	42	22	3	3	14
Reserves for uncertain tax positions	3	1	2	0	0
Total	$891	$113	$149	$137	$492

(a)
Amounts represent contractual payments due on the 4.10% senior notes, revolving credit facility, and short-term lines of credit as of December 31, 2013. See Note 12 for more information on long-term debt obligations.

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

Pension and Postretirement Benefit Plans
Our U.S. and foreign benefit plans are discussed separately below. The information discussed below applies to all of our U.S. benefit plans. Our foreign plans are quite diverse, and the actuarial assumptions used by the various foreign plans are based upon the circumstances of each particular country and retirement plan. The discussion below surrounding our foreign retirement benefits focuses only on our pension plan in the United Kingdom (U.K.) which represents the majority of the impact on our financial statements from foreign pension plans. We use a December 31 measurement date to determine our pension and postretirement expenses and related financial disclosure information. Additional information on our pension and postretirement plans is in Note 18.
U.S. Pension and Postretirement Benefit Plans—The average remaining service period of active participants for our U.S. plans is 13 years, while the average remaining life expectancy of inactive participants is 23 years. We utilize the Optional Combined Mortality Tables for males and females based on the RP-2000 Mortality Tables projected to 2014 with Scale AA in determining the impact of the U.S. benefit plans on our financial statements.
Investment Return Assumptions and Asset Allocation—We periodically review our assumptions for the long-term expected return on pension plan assets. As part of the review and to develop expected rates of return, we considered an analysis of expected returns based on the U.S. plans’ asset allocation as of both January 1, 2013 and January 1, 2014. This analysis reflects our expected long-term rates of return for each significant asset class or economic indicator. As of January 1, 2014, the expected rates were 8.8% for U.S. large cap stocks, 5.2% for fixed income, and 3.2% for inflation. The range of returns developed relies both on forecasts and on broad-market historical benchmarks for expected return, correlation, and volatility for each asset class.

The asset allocation for our U.S. pension plans is predominantly weighted toward equities. Through the ongoing monitoring of our investments and review of market data, we have determined that we should maintain the expected long-term rate of return for our U.S. pension plans at 8.5% at December 31, 2013.
An actuarial gain occurred during both 2013 and 2012, as the actual investment return was higher than the expected return for all of our U.S. pension plans by approximately $33 million in 2013 and $6 million in 2012. During 2011, the actual return was lower than the expected return, resulting in an actuarial loss for all of our U.S. pension plans of approximately $11 million. Investment gains and losses are recognized in earnings on an amortized basis over a period of years, resulting in decreased expense of approximately $1 million in 2014. We expect that there will be continued volatility in pension expense as actual investment returns vary from the expected return, but we continue to believe the potential long-term benefits justify the risk premium for equity investments.
At December 31, 2013, our expected long-term rate of return on our postretirement plans was 5.5%. This rate varies from the pension rate of 8.5% primarily because of the difference in investment of assets. The assets of the postretirement plan are held in an insurance contract, which results in a lower assumed rate of investment return.
Pension expense and the life insurance portion of postretirement expense are sensitive to changes in the expected return on assets. For example, decreasing the expected rate of return by 25 basis points to 8.25% for pension assets and 5.25% for postretirement benefit assets (while holding other assumptions constant) would increase the forecasted 2014 expense for our U.S. pension and postretirement plans by approximately $575 thousand. Similarly, a 25 basis point increase in the expected rate of return to 8.75% for pension assets and 5.75% for postretirement benefit assets (while holding other assumptions constant) would reduce forecasted 2014 pension and postretirement expense by the same amount.
Discount Rate Assumption—We develop the discount rate assumption by determining the single effective discount rate for a unique hypothetical portfolio constructed from investment-grade bonds that, in aggregate, match the projected cash flows of each of our retirement plans. The discount rate is developed based on the hypothetical portfolio on the last day of December. The discount rate at December 31, 2013 was 5.0% for all plans.
Pension and postretirement benefit expense is also sensitive to changes in the discount rate. For example, decreasing the discount rate by 25 basis points to 4.75% (while holding other assumptions constant) would increase the forecasted 2014 expense for our U.S. pension and postretirement benefit plans by approximately $1 million. A 25 basis point increase in the discount rate to 5.25% would reduce forecasted 2014 pension and postretirement benefit expense by a similar amount.
Rate of Projected Compensation Increase—We have maintained our rate of projected compensation increase at December 31, 2013 at 3.50%. The rate assumption was based on an analysis of our projected compensation increases for the foreseeable future.
Liquidity—Cash contribution requirements to the pension plan are sensitive to changes in assumed interest rates and investment gains or losses in the same manner as pension expense. We expect our aggregate cash contributions, before income taxes, to the U.S. pension plans will be approximately $12 million in 2014. We expect our contributions to the postretirement benefit plans will be approximately $2 million in 2014.
Other Assumptions—We periodically review our assumption for the health care cost trend rate based on actual cost experience, typically assuming a higher current-year trend scaling down to a lower permanent rate over a five to ten year period. We refreshed this health care trend assumption in 2012 resulting in an assumed rate of 8.0% for 2012 and 7.5% for 2013, scaling down to 5.0% by 2018.
Foreign Pension Benefit Plans—Our foreign pension plans are quite diverse. The following information applies only to our U.K. pension plan, which represents the majority of the impact on our financial statements from our foreign pension plans. The average remaining service period for our U.K. plan is 11 years, while the average remaining life expectancy is 36 years. We utilize the S1 SAPS Normal Health (Light) mortality tables and allow for future projected improvements in life expectancy in line with the CMI 2013 model, with a long-term rate of improvement of 1% per year based on the membership of the plan, in determining the impact of the U.K. pension plans on our financial statements.
Investment Return Assumptions and Asset Allocation—We periodically review our assumptions for the long-term expected return on the U.K. pension plan assets. The expected long-term rate of return is based on both the asset allocation, as well as yields available in the U.K. markets.

The target asset allocation in the U.K. is to be invested 55% in equities, 40% in a mixture of government and corporate bonds, and 5% in a pooled investment property fund, while the actual allocation at the end of 2013 was 57% in equities, 38% in government and corporate bonds, 4% in a pooled investment property fund, and 1% in cash. Based on the actual asset allocation and the expected yields available in the U.K. markets, the expected long-term rate of return for the U.K. pension plan was 5.8% at December 31, 2013.
An actuarial gain occurred during both 2013 and 2012, as the actual investment return exceeded the expected return by approximately $4 million. In 2011, the expected investment return exceeded the actual investment return by approximately $2 million resulting in an actuarial loss for our U.K. pension plan. Investment gains and losses are recognized in earnings on an amortized basis, resulting in decreased expense of less than $1 million in 2014. We expect that there will be continued volatility in pension expense as actual investment returns vary from the expected return, but we continue to believe the potential benefits justify the risk premium for the target asset allocation.
Pension expense is sensitive to changes in the expected return on assets. For example, decreasing the expected rate of return by 25 basis points to 5.55% (while holding other assumptions constant) would increase the forecasted 2014 expense for our U.K. pension plan by approximately $300 thousand. Similarly, a 25 basis point increase in the expected rate of return to 6.05% (while holding other assumptions constant) would reduce forecasted 2014 pension expense by approximately $300 thousand.
Discount Rate Assumption—We utilize a yield curve based on AA-rated corporate bond yields constructed from iBoxx indices in developing a discount rate assumption (extrapolated at longer terms based on the corresponding swap yield curve). The yield appropriate to the duration of the U.K. plan liabilities is then used. The discount rate at December 31, 2013 was 4.4%.
Pension expense is also sensitive to changes in the discount rate. For example, decreasing the discount rate by 25 basis points to 4.15% (while holding other assumptions constant) would increase the forecasted 2014 expense for our U.K. pension plans by approximately $500 thousand. A 25 basis point increase in the discount rate to 4.65% would reduce forecasted 2014 pension expense by approximately $400 thousand.
Rate of Projected Compensation Increase—We have maintained our rate of projected compensation increase at December 31, 2013 at 4.50%. The rate assumption was based on an analysis of our projected compensation increases for the foreseeable future.
Liquidity—Cash contribution requirements to the U.K. pension plan are sensitive to changes in assumed interest rates in the same manner as pension expense. We expect our aggregate U.K. cash contributions, before income taxes, will be approximately $5 million in 2014.
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

In October 2013, we decided to sell the facility and completed the sale in November 2013. The remaining workforce was terminated by the end of 2013.  During the fourth quarter, we recognized a loss related to the sale of the facility and a charge related to the severance of the employees. This charge was not material to our financial statements.

OUTLOOK
As we begin 2014, we remain confident that our customer-focused approach to the market is the path on which to continue. We believe the fundamentals of how we run our business - a safety-first culture, customer-focused solutions, technology-driven product offerings, world-class supply chain capability, and a regional organizational structure to better understand our customers' needs - will continue to pay dividends to all of our stakeholders.

After having posted record operating profit results for each of the past 10 years, we have expectations that our petroleum additives segment will continue to deliver solid results in 2014.  We expect that petroleum additives industry shipment demand will continue to grow at an average annual rate of 1% to 2% over the next five years, as there has been no significant change in the positive fundamentals of the business. Over the long-term, we plan to exceed the industry growth rate. Over the past several years, we have made significant investments to expand our capabilities around the world. These investments have been in people, technology, processes, technical centers, and production capacity. We intend to use these new capabilities to improve our ability to deliver the goods and services that our customers value and to expand our business and improve profits.

Our business continues to generate significant amounts of cash beyond what is necessary for the expansion and growth of our current offerings. We regularly review the many internal opportunities which we have to utilize this cash, both from a geographic and product line perspective. We continue our efforts in investigating potential acquisitions as both a use for this cash and to generate shareholder value. Our primary focus in the acquisition area remains on the petroleum additives industry. It is our view that this industry will provide the greatest opportunity for a good return on our investment while minimizing risk. We remain focused on this strategy and will evaluate any future opportunities.  Nonetheless, we are patient in this pursuit and intend to make the right acquisition when the opportunity arises. We will continue to evaluate all alternative uses of cash to enhance shareholder value, including stock repurchases and dividends.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The following discussion highlights some of the more critical areas where a significant change in facts and circumstances in our operating and financial environment could cause a change in future reported financial results.
Intangibles (net of amortization)
We have certain identifiable intangibles amounting to $18 million at December 31, 2013 that are discussed in Note 9. These intangibles relate to our petroleum additives business and are being amortized over periods with up to approximately sixteen years of remaining life. We continue to assess the market related to these intangibles, as well as their specific values, and have concluded the values and amortization periods are appropriate. We also evaluate these intangibles for any potential impairment when significant events or circumstances occur that might impair the value of these assets. These evaluations continue to support the values at which these identifiable intangibles are carried on our financial statements. However, if conditions were to substantially deteriorate in the petroleum additives market, it could possibly cause a decrease in the estimated useful lives of the intangible assets or result in a noncash write-off of all or a portion of the intangibles’ carrying amount. A reduction in the amortization period would have no effect on cash flows. We do not anticipate such a change in the market conditions in the near term.
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
Also, as noted in the discussion of “Legal Proceedings” in Item 3 of this Annual Report on Form 10-K, while it is not possible to predict or determine with certainty the outcome of any legal proceeding, it is our opinion, based on our current knowledge, that we will not experience any material adverse effects on our results of operations, cash flows, or financial condition as a result of any pending or threatened proceeding.
Pension Plans and Other Postretirement Benefits
We use assumptions to record the impact of the pension and postretirement benefit plans in the financial statements. These assumptions include the discount rate, expected long-term rate of return on plan assets, rate of compensation increase, and health-care cost trend rate. A change in any one of these assumptions could cause different results for the plans and therefore, impact our results of operations, cash flows, and financial condition. We develop these assumptions after considering available information that we deem relevant. Information is provided on the pension and postretirement plans in Note 18. In addition, further disclosure of the effect of changes in these assumptions is provided in the “Financial Position and Liquidity” section of Item 7.
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
The following analysis presents the effect on our results of operations, cash flows, and financial position as if the hypothetical changes in market risk factors occurred at December 31, 2013. We analyzed only the potential impacts of our hypothetical assumptions. This analysis does not consider other possible effects that could impact our business.
Interest Rate Risk
At December 31, 2013, we had total long-term debt of $349 million, all of which is at fixed rates. We had no outstanding variable rate debt under our revolving credit facility at December 31, 2013.
We recorded the Goldman Sachs interest rate swap at fair value, which amounted to a liability of $21 million at December 31, 2013. Any change in fair value is recognized immediately in earnings. With other variables held constant, a hypothetical 50 basis point adverse parallel shift in the LIBOR yield curve would have resulted in an increase of approximately $4 million in the liability fair value of the interest rate swap with Goldman Sachs. See Note 15 for further information.
A hypothetical 100 basis point decrease in interest rates, holding all other variables constant, would have resulted in a change of $27 million in fair value of our debt at December 31, 2013.
Foreign Currency Risk
We sell to customers in foreign markets through our foreign subsidiaries, as well as through export sales from the United States. These transactions are often denominated in currencies other than the U.S. Dollar. Our primary currency exposures are the European Union Euro, British Pound Sterling, Japanese Yen, Chinese Renminbi, and Canadian Dollar. We sometimes enter into forward contracts as hedges to minimize the fluctuation of intercompany accounts receivable denominated in foreign currencies. At December 31, 2013, we had no outstanding forward contracts.

Raw Material Price Risk
We utilize a variety of raw materials in the manufacture of our products, including base oil, polyisobutylene, antioxidants, alcohols, solvents, sulfonates, friction modifiers, olefins and copolymers. Our profitability is sensitive to changes in the costs of these materials caused by changes in supply, demand, or other market conditions, over which we have little or no control. In addition, political and economic conditions in certain regions of the world in which we operate have caused and may continue to cause the cost of our raw materials to fluctuate. War, armed hostilities, terrorist acts, civil unrest or other incidents may also cause a sudden or sharp increase in the cost of our raw materials. If we experience such increases in the cost of our raw materials, we may not be able to pass them along to our customers in the form of price increases for our products. The inability to do so would have a negative impact on our operating profit.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of NewMarket Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of NewMarket Corporation and its subsidiaries (the “Company”) at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report in Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP

Richmond, Virginia
February 19, 2014

NewMarket Corporation and Subsidiaries
Consolidated Statements of Income

	Years Ended December 31,
(in thousands, except per-share amounts)	2013	2012	2011
Net sales	$2,280,355	$2,211,878	$2,138,127
Cost of goods sold	1,627,059	1,581,393	1,586,145
Gross profit	653,296	630,485	551,982
Selling, general, and administrative expenses	164,878	154,207	151,599
Research, development, and testing expenses	136,573	117,845	105,496
Gain on legal settlement, net	0	0	38,656
Operating profit	351,845	358,433	333,543
Interest and financing expenses, net	17,796	8,435	14,151
Loss on early extinguishment of debt	0	9,092	0
Other income (expense), net	7,262	(3,338)	(18,048)
Income from continuing operations before income tax expense	341,311	337,568	301,344
Income tax expense	98,964	100,296	95,887
Income from continuing operations	242,347	237,272	205,457
Discontinued operations:
Gain on sale of discontinued business, net of tax	21,855	0	0
Income from operations of discontinued business, net of tax	540	2,321	1,450
Net income	$264,742	$239,593	$206,907
Basic earnings per share:
Income from continuing operations	$18.21	$17.68	$14.99
Income from discontinued operations	1.69	0.17	0.11
Net income	$19.90	$17.85	$15.10
Diluted earnings per share:
Income from continuing operations	$18.21	$17.68	$14.98
Income from discontinued operations	1.69	0.17	0.11
Net income	$19.90	$17.85	$15.09

See accompanying Notes to Consolidated Financial Statements

NewMarket Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
(in thousands)	2013	2012	2011
Net income	$264,742	$239,593	$206,907
Other comprehensive income (loss):
Pension plans and other postretirement benefits:
Prior service (cost) credit arising during the period, net of income tax (benefit) expense of $(367) in 2013 and $(471) in 2012	(605)	(1,570)	0
Amortization of prior service cost (credit) included in net periodic benefit cost, net of income tax expense (benefit) of $65 in 2013, $48 in 2012, and $138 in 2011	97	27	260
Actuarial net gain (loss) arising during the period, net of income tax expense (benefit) of $29,083 in 2013, $(13,290) in 2012, and $(17,052) in 2011	45,932	(22,721)	(27,577)
Amortization of actuarial net (gain) loss included in net periodic benefit cost, net of income tax (benefit) expense of $3,127 in 2013, $2,331 in 2012, and $1,322 in 2011	5,404	4,066	2,423
Settlements and curtailments, net of income tax (benefit) expense of $272 in 2013 and $145 in 2012	785	436	0
Amortization of transition obligation (asset) included in net periodic benefit cost, net of income tax expense (benefit) of $11 in 2013, $14 in 2012, and $13 in 2011	33	39	40
Total pension plans and other postretirement benefits	51,646	(19,723)	(24,854)
Derivative instruments:
Unrealized gain (loss) on derivative instruments, net of income tax expense (benefit) of $(210) in 2012, and $(1,022) in 2011	0	(330)	(1,605)
Reclassification adjustments for (gains) losses on derivative instruments included in net income, net of income tax (benefit) expense of $2,622 in 2013, $569 in 2012, and $649 in 2011	4,173	893	1,020
Total derivative instruments	4,173	563	(585)
Foreign currency translation adjustments, net of income tax (benefit) expense of $(2,919) in 2013, $(1,007) in 2012, and $(558) in 2011	(5,216)	7,567	163
Marketable securities:
Unrealized gain (loss) on marketable securities, net of income tax expense (benefit) of $419 in 2012 and $226 in 2011	0	676	364
Reclassification adjustment for (gain) loss on marketable securities included in net income, net of income tax (benefit) expense of $(645) in 2012	0	(1,040)	0
Total marketable securities	0	(364)	364
Other comprehensive income (loss)	50,603	(11,957)	(24,912)
Comprehensive income	$315,345	$227,636	$181,995

See accompanying Notes to Consolidated Financial Statements

NewMarket Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31,
(in thousands, except share amounts)	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$238,703	$89,129
Trade and other accounts receivable, net	309,847	297,055
Inventories	307,518	322,674
Deferred income taxes	8,267	8,452
Prepaid expenses and other current assets	32,984	18,185
Total current assets	897,319	735,495
Property, plant, and equipment, at cost	985,196	1,070,967
Less accumulated depreciation and amortization	700,160	712,596
Net property, plant, and equipment	285,036	358,371
Prepaid pension cost	55,087	12,710
Deferred income taxes	22,961	55,123
Intangibles (net of amortization) and goodwill	23,319	30,542
Deferred charges and other assets	43,552	72,007
Total assets	$1,327,274	$1,264,248
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$134,132	$119,298
Accrued expenses	77,992	79,061
Dividends payable	12,996	0
Income taxes payable	11,419	10,024
Other current liabilities	11,075	8,288
Total current liabilities	247,614	216,671
Long-term debt	349,467	424,407
Other noncurrent liabilities	157,745	220,965
Total liabilities	754,826	862,043
Commitments and contingencies (Note 17)
Shareholders’ equity:
Common stock and paid-in capital (without par value; authorized shares - 80,000,000; issued and outstanding - 13,099,356 at December 31, 2013 and 13,417,877 at December 31, 2012)	0	721
Accumulated other comprehensive loss	(60,086)	(110,689)
Retained earnings	632,534	512,173
Total shareholders' equity	572,448	402,205
Total liabilities and shareholders' equity	$1,327,274	$1,264,248

See accompanying Notes to Consolidated Financial Statements

NewMarket Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity

	Common Stock and Paid-in Capital		Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
(in thousands, except share and per-share amounts)	Shares	Amount
Balance at December 31, 2010	14,034,884	$0	$(73,820)	$565,460	$491,640
Net income				206,907	206,907
Other comprehensive income (loss)			(24,912)		(24,912)
Ordinary cash dividends ($2.39 per share)				(32,588)	(32,588)
Repurchases of common stock	(659,373)	(3,237)		(91,518)	(94,755)
Stock options exercised	16,000	70			70
Stock option tax benefit		1,102			1,102
Stock-based compensation	13,320	2,129			2,129
Balance at December 31, 2011	13,404,831	64	(98,732)	648,261	549,593
Net income				239,593	239,593
Other comprehensive income (loss)			(11,957)		(11,957)
Ordinary cash dividends ($3.00 per share)				(40,234)	(40,234)
Special cash dividend ($25.00 per share)				(335,447)	(335,447)
Stock-based compensation	13,046	657			657
Balance at December 31, 2012	13,417,877	721	(110,689)	512,173	402,205
Net income				264,742	264,742
Other comprehensive income (loss)			50,603		50,603
Ordinary cash dividends ($3.80 per share)				(50,357)	(50,357)
Repurchases of common stock	(327,600)	(2,013)		(94,024)	(96,037)
Stock-based compensation	9,079	1,292			1,292
Balance at December 31, 2013	13,099,356	$0	$(60,086)	$632,534	$572,448

See accompanying Notes to Consolidated Financial Statements

NewMarket Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2013	2012	2011
Cash and cash equivalents at beginning of year	$89,129	$50,370	$49,192
Cash flows from operating activities:
Net income	264,742	239,593	206,907
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	46,144	43,389	43,352
Noncash pension benefits expense	19,407	15,244	13,719
Noncash postretirement benefits expense	3,676	3,611	2,780
Deferred income tax expense (benefit)	1,026	(1,976)	2,375
Gain on sale of discontinued business	(35,770)	0	0
Loss on early extinguishment of debt	0	9,932	0
Gain on legal settlement, net	0	0	(38,656)
Unrealized (gain) loss on derivative instruments, net	(11,550)	663	12,642
Change in assets and liabilities:
Trade and other accounts receivable, net	(8,606)	(15,027)	(16,225)
Inventories	3,133	(12,945)	(33,154)
Prepaid expenses	(1,897)	5,641	(13,721)
Accounts payable and accrued expenses	5,834	11,369	1,976
Income taxes payable	1,347	(3,281)	(887)
Cash pension benefits contributions	(30,743)	(30,586)	(29,447)
Cash postretirement benefits contributions	(1,740)	(1,845)	(1,929)
Proceeds from legal settlements	5,100	5,050	25,000
Other, net	17,831	3,979	9,866
Cash provided from (used in) operating activities	277,934	272,811	184,598
Cash flows from investing activities:
Capital expenditures	(58,476)	(38,753)	(53,515)
Proceeds from sale of discontinued business	140,011	0	0
Deposits for interest rate swap	(12,514)	(22,913)	(46,467)
Return of deposits for interest rate swap	24,370	21,260	33,600
Other, net	(4,927)	1,620	(4,574)
Cash provided from (used in) investing activities	88,464	(38,786)	(70,956)
Cash flows from financing activities:
Net (repayments) borrowings under revolving credit facility	(75,000)	53,000	18,000
Issuance of 4.10% senior notes	0	349,405	0
Repayment of 7.125% senior notes	0	(150,000)	0
Repayment of Foundry Park I mortgage loan	0	(63,544)	(2,731)
Net (repayments) borrowings under lines of credit	(1,135)	(3,641)	6,529
Dividends paid	(50,368)	(375,681)	(32,588)
Debt issuance costs	(1,145)	(6,485)	(3,233)
Repurchases of common stock	(92,195)	0	(98,093)
Other, net	0	0	1,028
Cash provided from (used in) financing activities	(219,843)	(196,946)	(111,088)
Effect of foreign exchange on cash and cash equivalents	3,019	1,680	(1,376)
Increase in cash and cash equivalents	149,574	38,759	1,178
Cash and cash equivalents at end of year	$238,703	$89,129	$50,370

See accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies
Consolidation—Our consolidated financial statements include the accounts of NewMarket Corporation and its subsidiaries. All intercompany transactions are eliminated upon consolidation. References to "we," "us," "our," and "NewMarket" are to NewMarket Corporation and its consolidated subsidiaries, unless the context indicates otherwise.
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
Foreign Currency Translation—We translate the balance sheets of our foreign subsidiaries into U.S. Dollars based on the current exchange rate at the end of each period. We translate the statements of income using the weighted-average exchange rates for the period. NewMarket includes translation adjustments in the Consolidated Balance Sheets as part of accumulated other comprehensive loss and transaction adjustments in the Consolidated Statements of Income as part of cost of goods sold.
Revenue Recognition—Our policy is to recognize revenue from the sale of products when title and risk of loss have transferred to the buyer, the price is fixed and determinable, and collectability is reasonably assured. Revenues are reported at the gross amount billed, including amounts related to shipping that are charged to the customer. Provisions for rebates to customers are recorded in the same period that the related sales are recorded. Freight costs incurred on the delivery of product are included in the Consolidated Statements of Income in cost of goods sold. Our standard terms of delivery are included in our contracts, sales order confirmation documents, and invoices. Taxes assessed by a governmental authority and concurrent with sales to our customers, including sales, use, value-added, and revenue-related excises taxes, are not included as revenue, but are reflected in accrued expenses until remitted to the appropriate governmental authority.
We recognized rental revenue on a straight-line basis over the lease term. The cumulative difference between lease revenue recognized under this method and the contractual lease payment terms was recorded in deferred charges and other assets on our Consolidated Balance Sheets. Rental revenue is reflected as a component of income from operations of discontinued business, net of tax.
Cash and Cash Equivalents—Our cash equivalents consist of government obligations and commercial paper with original maturities of 90 days or less. Throughout the year, we have cash balances in excess of federally insured amounts on deposit with various financial institutions. We state cash and cash equivalents at cost, which approximates fair value.
Accounts Receivable—We record our accounts receivable at net realizable value. We maintain an allowance for doubtful accounts for estimated losses resulting from our customers not making required payments. We determine the adequacy of the allowance by periodically evaluating each customer’s receivable balance, considering our customers’ financial condition and credit history, and considering current economic conditions. The allowance for doubtful accounts was not material at December 31, 2013 or December 31, 2012.
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

Notes to Consolidated Financial Statements

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
Asset Retirement Obligations—Asset retirement obligations, including costs associated with the retirement of tangible long-lived assets, are recorded at the fair value of the liability for an asset retirement obligation when incurred instead of ratably over the life of the asset. The asset retirement costs must be capitalized as part of the carrying amount of the long-lived asset. If the liability is settled for an amount other than the recorded balance, we recognize either a gain or loss at settlement. Asset retirement obligations are not material to our financial position, results of operations, or cash flows for the periods presented in these financial statements.
Environmental Costs—NewMarket capitalizes environmental compliance costs if they extend the useful life of the related property or prevent future contamination. Environmental compliance costs also include maintenance and operation of pollution prevention and control facilities. We expense these compliance costs in cost of goods sold as incurred.
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
Employee Savings Plan—Most of our full-time salaried and hourly employees may participate in defined contribution savings plans. Employees who are covered by collective bargaining agreements may also participate in a savings plan according to the terms of their bargaining agreements. Employees, as well as NewMarket, contribute to the plans. We made contributions of $5 million in 2013, $5 million in 2012, and $4 million in 2011 related to these plans.
Research, Development, and Testing Expenses—NewMarket expenses all research, development, and testing costs as incurred. Of the total research, development, and testing expenses, those related to new products and processes were $59 million in 2013, $55 million in 2012, and $51 million in 2011.

Notes to Consolidated Financial Statements

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
We generally provide for additional U.S. taxes that would be incurred if a foreign subsidiary returns its earnings in cash to the United States. Undistributed earnings of certain foreign subsidiaries for which U.S. taxes have not been provided totaled approximately $301 million at December 31, 2013, $239 million at December 31, 2012, and $177 million at December 31, 2011. Deferred income taxes have not been provided on these earnings since we expect them to be indefinitely reinvested abroad. Accordingly, no provision has been made for taxes that may be payable on the remittance of these earnings. The determination of the amount of such unrecognized deferred tax liability is not practicable.
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

Notes to Consolidated Financial Statements

2.	Discontinued Operations

On July 2, 2013, Foundry Park I completed the sale of its real estate assets for $144 million in cash, which comprised our entire real estate development segment. The operations of the real estate development segment for all periods presented are reported in income from operations of discontinued business, net of tax in the Consolidated Statements of Income. We recognized a gain of $36 million ($22 million after tax) in 2013 related to this transaction.
The components of income from operations of discontinued business, net of tax were as follows:

	Years Ended December 31,
(in thousands)	2013	2012	2011
Rental revenue	$5,747	$11,431	$11,431
Cost of rental	2,136	4,386	4,386
Interest, financing, and other expenses, net	2,728	2,382	4,672
Loss on early extinguishment of debt	0	840	0
Income before income tax expense	883	3,823	2,373
Income tax expense	343	1,502	923
Income from operations of discontinued business, net of tax	$540	$2,321	$1,450
Interest, financing, and other expenses, net include only amounts directly related to the Foundry Park I mortgage loan and related interest rate swap. See Note 15 for further information. Other interest and financing expenses have not been allocated to discontinued operations. The Consolidated Statements of Cash Flows summarize the activity of discontinued operations and continuing operations together.

3.	Earnings Per Share
For the years ended December 31, 2013 and December 31, 2012, we had 20,270 shares and 11,940 shares, respectively, of nonvested restricted stock that were excluded from the calculation of diluted earnings per share as their effect on earnings per share would be anti-dilutive. We had no anti-dilutive options or stock-based compensation awards that were excluded from the calculation of diluted earnings per share for 2011.

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

	Years Ended December 31,
(in thousands, except per-share amounts)	2013	2012	2011
Earnings per share from continuing operations numerator:
Income from continuing operations attributable to common shareholders before allocation of earnings to participating securities	$242,347	$237,272	$205,457
Income from continuing operations allocated to participating securities	339	316	0
Income from continuing operations attributable to common shareholders after allocation of earnings to participating securities	$242,008	$236,956	$205,457
Earnings per share from continuing operations denominator:
Weighted-average number of shares of common stock outstanding	13,286	13,405	13,707
Dilutive effect of unexercised stock options	0	0	5
Total shares	13,286	13,405	13,712
Basic earnings per share from continuing operations	$18.21	$17.68	$14.99
Diluted earnings per share from continuing operations	$18.21	$17.68	$14.98

4.	Supplemental Cash Flow Information

	Years Ended December 31,
(in thousands)	2013	2012	2011
Cash paid during the year for
Interest and financing expenses (net of capitalization)	$17,172	$9,612	$17,329
Income taxes	96,273	99,956	96,919

5.	Trade and Other Accounts Receivable, Net

	December 31,
(in thousands)	2013	2012
Trade receivables	$286,737	$261,492
Income tax receivables	2,466	18,824
Other	20,644	16,739
	$309,847	$297,055

Notes to Consolidated Financial Statements

6.	Inventories

	December 31,
(in thousands)	2013	2012
Finished goods and work-in-process	$257,446	$265,017
Raw materials	41,799	48,881
Stores, supplies, and other	8,273	8,776
	$307,518	$322,674
Our U.S. inventories, which are stated on the LIFO basis, amounted to $109 million at December 31, 2013, which was below replacement cost by approximately $56 million. At December 31, 2012, LIFO basis inventories were $111 million, which was approximately $58 million below replacement cost.
Our foreign inventories amounted to $192 million at December 31, 2013 and $205 million at December 31, 2012.
The reserves for obsolete and slow-moving inventory included in the table above were not material at December 31, 2013 and December 31, 2012.

7.	Prepaid Expenses and Other Current Assets

	December 31,
(in thousands)	2013	2012
Income taxes on intercompany profit	$13,812	$12,507
Dividend funding	12,996	0
Other	6,176	5,678
	$32,984	$18,185

8.	Property, Plant, and Equipment, at Cost

	December 31,
(in thousands)	2013	2012
Land	$41,891	$42,713
Land improvements	31,980	31,452
Leasehold improvements	1,134	1,148
Buildings	138,823	191,866
Machinery and equipment	740,003	772,256
Construction in progress	31,365	31,532
	$985,196	$1,070,967
We depreciate the cost of property, plant, and equipment by the straight-line method and primarily over the following useful lives:

Land improvements	5 - 30 years
Buildings	10 - 50 years
Machinery and equipment	3 - 15 years

Notes to Consolidated Financial Statements

At December 31, 2012, assets held for lease and reflected in the table above included $3 million of land, $2 million of land improvements, $66 million of buildings, and $38 million of machinery and equipment. Accumulated depreciation on these assets was $11 million at December 31, 2012. All of these assets represented the assets of Foundry Park I, which were sold in 2013. Refer to Note 2 for further information. Depreciation expense was $35 million in 2013, $34 million in 2012, and $33 million in 2011.

9.	Intangibles (Net of Amortization) and Goodwill

	December 31,
	2013		2012
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Formulas and technology	$88,917	$77,217	$91,662	$74,762
Contracts	7,127	5,528	9,593	6,734
Customer bases	7,012	2,918	7,021	2,400
Trademarks and trade names	1,591	610	1,586	426
Goodwill	4,945		5,002
	$109,592	$86,273	$114,864	$84,322
Aggregate amortization expense		$7,194		$7,433
Aggregate amortization expense was $9 million in 2011. The change in the goodwill amount between 2012 and 2013 is due to foreign currency fluctuations. All of the intangibles relate to the petroleum additives segment. There is no accumulated goodwill impairment.
Estimated annual amortization expense related to our intangible assets for the next five years is expected to be (in thousands):

2014	$6,163
2015	5,790
2016	1,910
2017	746
2018	715
We amortize contracts over 1.5 to 10 years; customer bases over 20 years; formulas and technology over 5 to 20 years; and trademarks and trade names over 10 years.

10.	Deferred Charges and Other Assets

	December 31,
(in thousands)	2013	2012
Interest rate swap deposits	$25,839	$37,694
Deferred financing costs, net of amortization	7,390	8,560
Asbestos insurance receivables	5,596	6,498
Other	4,727	19,255
	$43,552	$72,007
See Note 12 for further information on our long-term debt and Note 15 for further information on interest rate swaps.

Notes to Consolidated Financial Statements

11.	Accrued Expenses

	December 31,
(in thousands)	2013	2012
Employee benefits, payroll, and related taxes	$28,779	$28,659
Customer rebates	20,517	21,881
Taxes other than income and payroll	3,929	4,517
Repurchase of NewMarket Corporation common stock	3,842	0
Other	20,925	24,004
	$77,992	$79,061

12.	Long-term Debt

	December 31,
(in thousands)	2013	2012
Senior notes - 4.10% due 2022	$349,467	$349,407
Revolving credit facility	0	75,000
	$349,467	$424,407
4.10% Senior Notes - In 2012, we issued $350 million aggregate principal amount of 4.10% senior notes due 2022 at an issue price of 99.83%. The 4.10% senior notes are our senior unsecured obligations and are jointly and severally guaranteed on a senior unsecured basis by all existing and future domestic subsidiaries that also guarantee our obligations under the revolving credit facility or any of our other indebtedness. We incurred financing costs in 2012 and 2013 totaling approximately $5 million related to the 4.10% senior notes, which are being amortized over the term of the agreement.
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
We were in compliance with all covenants under the indenture governing the 4.10% senior notes as of December 31, 2013 and December 31, 2012.
During March 2013, we registered these 4.10% senior notes under the Securities Act of 1933. All previously unregistered 4.10% senior notes that were outstanding at December 31, 2012 have been exchanged for an equal aggregate principal amount of registered 4.10% senior notes.

Notes to Consolidated Financial Statements

Revolving Credit Facility – In 2012, we entered into a Credit Agreement with a term of five years. The Credit Agreement provides for a $650 million, multicurrency revolving credit facility, with a $100 million sublimit for multicurrency borrowings, a $100 million sublimit for letters of credit, and a $20 million sublimit for swingline loans. The Credit Agreement includes an expansion feature which allows us, subject to certain conditions, to request an increase to the aggregate amount of the revolving credit facility or obtain incremental term loans in an amount up to $150 million.
The obligations under the Credit Agreement are unsecured and are fully guaranteed by NewMarket and the subsidiary guarantors. The revolving credit facility matures on March 14, 2017.
Borrowings made under the revolving credit facility bear interest at an annual rate equal to, at our election, either (1) the ABR plus the Applicable Rate (solely in the case of loans denominated in U.S. dollars to NewMarket) or (2) the Adjusted LIBO Rate plus the Applicable Rate. ABR is the greatest of (i) the rate of interest publicly announced by the Administrative Agent as its prime rate, (ii) the federal funds effective rate plus 0.5%, or (iii) the Adjusted LIBO Rate for a one month interest period plus 1%. The Adjusted LIBO Rate means the rate at which Agreed Currencies in the London interbank market for certain periods (as selected by NewMarket) are quoted, as adjusted for statutory reserve requirements. Depending on our consolidated Leverage Ratio, the Applicable Rate ranges from 0.50% to 1.00% for loans bearing interest based on the ABR and from 1.50% to 2.00% for loans bearing interest based on the Adjusted LIBO Rate. At December 31, 2013, the Applicable Rate was 0.50% for loans bearing interest based on the ABR and 1.50% for loans bearing interest based on the Adjusted LIBO Rate.
The Credit Agreement contains financial covenants that require NewMarket to maintain a consolidated Leverage Ratio (as defined in the Credit Agreement) of no more than 3.00 to 1.00 and a consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of no less than 3.00 to 1.00, calculated on a rolling four quarter basis, as of the end of each fiscal quarter ending on and after March 31, 2012. We were in compliance with all covenants under the revolving credit facility at December 31, 2013 and December 31, 2012.
The following table provides information related to the unused portion of our revolving credit facility in effect at December 31, 2013 and December 31, 2012:

	December 31,
(in millions)	2013	2012
Maximum borrowing capacity under the revolving credit facility	$650	$650
Outstanding borrowings under the revolving credit facility	0	75
Outstanding letters of credit	3	3
Unused portion of revolving credit facility	$647	$572
The average interest rate for borrowings under our revolving credit facilities was 2.2% during 2013 and 1.8% during 2012.
None of our outstanding borrowings at December 31, 2013 are due in the next five years.

Notes to Consolidated Financial Statements

13.	Other Noncurrent Liabilities

	December 31,
(in thousands)	2013	2012
Employee benefits	$90,088	$140,501
Interest rate swaps	18,941	30,508
Environmental remediation	15,337	16,869
Asbestos litigation reserve	10,106	9,453
Other	23,273	23,634
	$157,745	$220,965
The decrease in employee benefits primarily reflects the improvement in the funded status of our pension and postretirement plans resulting from higher discount rates, as well as favorable market performance. See Note 18 for further information on these employee benefit plans. Environmental remediation includes our asset retirement obligations. Further information on the interest rate swaps is in Note 15.

14.	Stock-based Compensation
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
The maximum aggregate number of shares of our common stock that may be issued under the Plan is 1,500,000. At December 31, 2013, 1,429,078 shares were available for grant.
During 2013, 9,534 shares of our common stock were issued under the Plan. Of those shares, 8,850 were issued to employees as restricted stock subject to a three-year vesting period and 684 shares were issued to six of our non-employee directors and vested immediately.
We calculate fair value based on the closing price of our common stock on the date of grant. As award recipients are entitled to receive dividends during the vesting period, we made no adjustment to the fair value of the award for dividends.

Notes to Consolidated Financial Statements

A summary of activity during 2013 related to NewMarket’s restricted stock awards is presented below in whole shares:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested restricted stock awards at January 1, 2013	11,940	$246.93
Granted in 2013	8,850	314.19
Vested in 2013	65	246.93
Forfeited in 2013	455	252.10
Nonvested restricted stock awards at December 31, 2013	20,270	276.18
We recognized compensation expense of $1 million in 2013, $400 thousand in 2012, and $3 million in 2011 related to restricted stock awards. At December 31, 2013, total unrecognized compensation expense related to nonvested restricted stock awards was $4 million, which is expected to be recognized over a period of 2.2 years.

15.	Derivatives and Hedging Activities
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
Our foreign operations expose us to fluctuations of foreign exchange rates. These fluctuations may impact the value of our cash receipts and payments as compared to our reporting currency, the U.S. Dollar. To manage this exposure, we sometimes enter into foreign currency forward contracts to minimize currency exposure due to cash flows from foreign operations. There were no such contracts outstanding at December 31, 2013 or December 31, 2012.
Cash Flow Hedge of Interest Rate Risk
In January 2010, we entered into an interest rate swap to manage our exposure to interest rate movements on the Foundry Park I mortgage loan and to reduce variability in interest expense. This mortgage loan interest rate swap terminated with the payoff of the mortgage loan on May 1, 2012. We also had an interest rate swap to manage our exposure to interest rate movements on the Foundry Park I construction loan and to add stability to capitalized interest expense. The Foundry Park I construction loan interest rate swap matured on January 1, 2010. Both interest rate swaps were designated and qualified as cash flow hedges. As such, the effective portion of changes in the fair value of the swaps was recorded in accumulated other comprehensive loss and was subsequently reclassified into earnings in the period that the hedged forecasted transaction affected earnings. Any ineffective portion of changes in the fair value of the swap was recognized immediately in earnings. Due to the sale of the real estate assets of Foundry Park I in July 2013, the amounts in accumulated other comprehensive loss for both interest rate swaps were completely recognized in the Consolidated Statements of Income in 2013.
Non-designated Hedges
On June 25, 2009, we entered into an interest rate swap with Goldman Sachs in the notional amount of $97 million and with a maturity date of January 19, 2022 (Goldman Sachs interest rate swap). NewMarket entered into the Goldman Sachs interest rate swap in connection with the termination of a loan application and related rate lock agreement between Foundry Park I and Principal Commercial Funding II, LLC (Principal). When the rate lock agreement was originally executed in 2007, Principal simultaneously entered into an interest rate swap with a third party to hedge Principal’s exposure to fluctuation in the ten-year United States Treasury Bond rate. Upon the termination of the rate lock agreement on June 25, 2009, Goldman Sachs both assumed Principal’s position with the third party and entered into an offsetting

Notes to Consolidated Financial Statements

interest rate swap with NewMarket. Under the terms of this interest rate swap, NewMarket is making fixed rate payments at 5.3075% and Goldman Sachs makes variable rate payments based on three-month LIBOR. We have collateralized this exposure through cash deposits posted with Goldman Sachs amounting to $26 million at December 31, 2013 and $38 million at December 31, 2012.
We have made an accounting policy election to not offset derivative fair value amounts with the fair value amounts for the right to reclaim cash collateral under our master netting arrangement. We do not use hedge accounting for the Goldman Sachs interest rate swap, and therefore, immediately recognize any change in the fair value of this derivative financial instrument directly in earnings.
*****
The table below presents the fair value of our derivative financial instruments, as well as their classification on the Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012.

	Liability Derivatives
	December 31, 2013		December 31, 2012
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Not Designated as Hedging Instruments
Goldman Sachs interest rate swap	Accrued expenses and Other noncurrent liabilities	$21,211	Accrued expenses and Other noncurrent liabilities	$32,761

The tables below present the effect of our derivative financial instruments on the Consolidated Statements of Income.
Effect of Derivative Instruments on the Consolidated Statements of Income
Designated Cash Flow Hedges
(in thousands)

Derivatives in Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)			Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Years Ended December 31,				Years Ended December 31,
	2013	2012	2011		2013	2012	2011
Mortgage loan interest rate swap	$0	$(540)	$(2,627)	Discontinued operations	$(2,727)	$(1,376)	$(1,584)
Construction loan interest rate swap	$0	$0	$0	Discontinued operations	$(4,068)	$(86)	$(85)

Notes to Consolidated Financial Statements

Of the amounts in discontinued operations reflected in the table above, $4 million from the construction loan was recorded as a component of the gain on sale of discontinued business. The remaining amounts are recorded as a component of income from operations of discontinued business. There was no gain or loss recognized in the Consolidated Statements of Income in 2013, 2012, or 2011 due to ineffectiveness.
Effect of Derivative Instruments on the Consolidated Statements of Income
Not Designated Derivatives
(in thousands)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Years Ended December 31,
		2013	2012	2011
Goldman Sachs interest rate swap	Other income (expense), net	$6,690	$(5,346)	$(17,516)
Credit-risk Related Contingent Features
The agreement we have with our current derivative counterparty contains a provision where we could be declared in default on our derivative obligation if repayment of indebtedness is accelerated by our lender(s) due to our default on the indebtedness.
As of December 31, 2013, the fair value of the derivative in a net liability position related to this agreement, which includes accrued interest but excludes any adjustment for nonperformance risk, was $21 million. We have minimum collateral posting thresholds with the counterparty and have posted cash collateral of $26 million as of December 31, 2013. If required, we could have settled our obligations under the agreement at the termination value of $21 million at December 31, 2013.

16.	Fair Value Measurements
The following table provides information on assets and liabilities measured at fair value on a recurring basis. No material events occurred during 2013 requiring adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

	Carrying Amount in Consolidated Balance Sheets	Fair Value	Fair Value Measurements Using
			Level 1	Level 2	Level 3
(in thousands)	December 31, 2013
Cash and cash equivalents	$238,703	$238,703	$238,703	$0	$0
Cash deposit for collateralized interest rate swap	25,839	25,839	25,839	0	0
Interest rate swap liability	21,211	21,211	0	21,211	0
	December 31, 2012
Cash and cash equivalents	$89,129	$89,129	$89,129	$0	$0
Cash deposit for collateralized interest rate swap	37,694	37,694	37,694	0	0
Interest rate swap liability	32,761	32,761	0	32,761	0

Notes to Consolidated Financial Statements

We determine the fair value of the derivative instrument shown in the table above by using widely-accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each instrument. The analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs.
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
Although we have determined that the majority of the inputs used to value our derivative falls within Level 2 of the fair value hierarchy, the credit valuation adjustment associated with the derivative utilizes Level 3 inputs. These Level 3 inputs include estimates of current credit spreads to evaluate the likelihood of default by both us and the counterparties to the derivative. As of December 31, 2013 and December 31, 2012, we have assessed the significance of the impact of the credit valuation adjustment on the overall valuation of our derivative and have determined that the credit valuation adjustment is not significant to the overall valuation of the derivative. Accordingly, we have determined that our derivative valuation should be classified in Level 2 of the fair value hierarchy.
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

	December 31, 2013		December 31, 2012
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$349,467	$345,283	$424,407	$432,395

17.	Contractual Commitments and Contingencies
Contractual Commitments—NewMarket has operating lease agreements primarily for office space, transportation equipment, and storage facilities. Rental expense was $27 million in 2013, $25 million in 2012, and $24 million in 2011.
Future lease payments for all noncancelable operating leases as of December 31, 2013 are (in millions):

2014	$12
2015	9
2016	7
2017	4
2018	2
After 2018	9
We have contractual obligations for the construction of assets, as well as purchases of property and equipment of approximately $7 million at December 31, 2013.

Notes to Consolidated Financial Statements

Raw Material Purchase Obligations—We have raw material purchase obligations over the next five years amounting to approximately $271 million at December 31, 2013 for agreements to purchase goods or services that are enforceable, legally binding, and specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. Raw material purchase obligations exclude agreements that are cancelable without penalty. Purchase orders made in the ordinary course of business are excluded from this amount. Any amounts for which we are liable under purchase orders are reflected in our Consolidated Balance Sheets as accounts payable or accrued expenses.
Litigation—We are involved in legal proceedings that are incidental to our business and include administrative or judicial actions seeking remediation under environmental laws, such as Superfund. Some of these legal proceedings relate to environmental matters and involve governmental authorities. For further information see “Environmental” below and Item 1 of this Form 10-K.
While it is not possible to predict or determine with certainty the outcome of any legal proceeding, we believe the outcome of any of these proceedings, or all of them combined, will not result in a material adverse effect on our consolidated results of operations, financial condition, or cash flows.
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
The accrual for our premises asbestos liability related to currently asserted claims is based on the following assumptions and factors:

•	We are often one of many defendants. This factor influences both the number of claims settled against us and the indemnity cost associated with such resolutions.

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

•
The estimated recoveries from insurance and Albemarle Corporation (a former operation of our company) for these cases are based on, and are consistent with, the 2005 settlement agreements with Travelers Indemnity Company.

Notes to Consolidated Financial Statements

Based on the above assumptions, we have provided an undiscounted liability related to premises asbestos claims of $12 million at December 31, 2013 and $11 million December 31, 2012. The liabilities related to asbestos claims are included in accrued expenses (current portion) and other noncurrent liabilities on the Consolidated Balance Sheets. Certain of these costs are recoverable through our insurance coverage and an agreement with Albemarle Corporation. The receivable for these recoveries related to premises asbestos liabilities was $6 million at December 31, 2013 and $8 million at December 31, 2012. These receivables are included in trade and other accounts receivable, net on the Consolidated Balance Sheets for the current portion. The noncurrent portion is included in deferred charges and other assets.
Environmental—We are involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination, disposal of hazardous waste, and other environmental matters at several of our current or former facilities, or at third-party sites where we have been designated as a potentially responsible party (PRP). We accrue for environmental remediation and monitoring activities for which costs can be reasonably estimated and are probable. These estimates are based on an assessment of the site, available clean-up methods, and prior experience in handling remediation. Recorded liabilities are discounted to present value (including an inflation factor in the estimate) only if we can reliably determine the amount and timing of future cash payments. While we believe we are currently adequately accrued for known environmental issues, it is possible that unexpected future costs could have a significant impact on our financial position, results of operations, and cash flows. Our total accruals for environmental remediation, dismantling, and decontamination were approximately $18 million at December 31, 2013 and $20 million at December 31, 2012.
Our more significant environmental sites include a former TEL plant site in Louisiana (the Louisiana site) and a former Houston, Texas plant site (the Texas site). Together, the amounts accrued on a discounted basis related to these sites represent approximately $11 million at December 31, 2013 and $12 million at December 31, 2012 of the total accrual above, using discount rates ranging from 3% to 9%. Of the total accrued for these two sites, the amount related to remediation of groundwater and soil was $5 million for the Louisiana site and $6 million for the Texas site at December 31, 2013. The accrual for remediation of groundwater and soil at these two sites at December 31, 2012 was $6 million for the Louisiana site and $6 million for the Texas site. The aggregate undiscounted amount for these sites was $16 million at both December 31, 2013 and December 31, 2012.
We spent $19 million in 2013, $18 million in 2012, and $19 million in 2011 for ongoing environmental operating and clean-up costs, excluding depreciation of previously capitalized expenditures.
In 2000, the EPA named us as a PRP under Superfund law for the clean-up of soil and groundwater contamination at the five grouped disposal sites known as "Sauget Area 2 Sites" in Sauget, Illinois. Without admitting any fact, responsibility, fault, or liability in connection with this site, we are participating with other PRPs in site investigations and feasibility studies. The Sauget Area 2 Sites PRPs received notice of approval from the EPA of the Remedial Investigation report on February 27, 2009, notice of approval of the October 2009 Human Health Risk Assessment on December 17, 2009, and approval of the Feasibility Study report on April 3, 2013. Finally, in December 2013, the EPA issued its Record of Decision confirming its remedies for the selected Sauget Area 2 sites. We have accrued our estimated proportional share of the remedial costs and expenses addressed in the Record of Decision. We do not believe there is any additional information available as a basis for revision of the liability that we have established at December 31, 2013. The amount accrued for this site is not material.
Guarantees—We have agreements with several financial institutions that provide guarantees for certain business activities of our subsidiaries, including performance, insurance, credit, lease, and customs and excise guarantees. The parent company provides guarantees of the subsidiaries' performance under these agreements and also provides a guarantee for repayment of a line of credit for a subsidiary in China. Guarantees outstanding under all of these agreements at December 31, 2013 are $11 million. Certain of these guarantees are secured by letters of credit, all of which were issued under the $100 million letter of credit sub-facility of our revolving credit facility. The maximum potential amount of future payments under all other guarantees not secured by letters of credit at December 31, 2013 is $24 million. Expiration dates of the letters of credit and certain guarantees range from 2013 to 2024. Some of the guarantees have no expiration date. We renew letters of credit as necessary.

Notes to Consolidated Financial Statements

18.	Pension Plans and Other Postretirement Benefits
NewMarket uses a December 31 measurement date for all of our plans.
U.S. Retirement Plans
NewMarket sponsors four pension plans for all full-time U.S. employees that offer a benefit based primarily on years of service and compensation. Employees do not contribute to these pension plans. The plans are as follows:

•	Salaried employees pension plan;

•	Afton pension plan for union employees (the Sauget plan);

•	Ethyl retirement income plan for union employees in Houston, Texas (the Houston plan); and

•	Afton Chemical Additives pension plan for union employees in Port Arthur, Texas (the Port Arthur plan).
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

	Years Ended December 31,
	Pension Benefits			Postretirement Benefits
(in thousands)	2013	2012	2011	2013	2012	2011
Net periodic benefit cost
Service cost	$11,087	$8,801	$7,055	$2,130	$1,885	$1,514
Interest cost	9,571	9,583	9,079	2,598	3,052	3,158
Expected return on plan assets	(14,519)	(13,264)	(11,445)	(1,452)	(1,492)	(1,595)
Amortization of prior service cost	176	210	306	9	9	8
Amortization of actuarial net loss (gain)	7,080	5,329	3,203	(8)	(66)	(602)
Net periodic benefit cost	13,395	10,659	8,198	3,277	3,388	2,483
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss)
Actuarial net (gain) loss	(61,710)	25,509	37,484	(12,902)	2,442	5,072
Prior service cost	972	0	0	0	0	0
Amortization of actuarial net (loss) gain	(7,080)	(5,329)	(3,203)	8	66	602
Amortization of prior service cost	(176)	(210)	(306)	(9)	(9)	(8)
Total recognized in other comprehensive income (loss)	(67,994)	19,970	33,975	(12,903)	2,499	5,666
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(54,599)	$30,629	$42,173	$(9,626)	$5,887	$8,149

The estimated actuarial net loss to be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2014 is expected to be $4 million for pension plans. The estimated prior service cost to be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2014 is expected to be $100 thousand for pension plans. The amounts to be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2014 related to postretirement benefits are not material.

Notes to Consolidated Financial Statements

Changes in the plans’ benefit obligations and assets follow.

	Years Ended December 31,
	Pension Benefits		Postretirement Benefits
(in thousands)	2013	2012	2013	2012
Change in benefit obligation
Benefit obligation at beginning of year	$234,752	$191,061	$68,097	$64,483
Service cost	11,087	8,801	2,130	1,885
Interest cost	9,571	9,583	2,598	3,052
Actuarial net (gain) loss	(28,433)	31,760	(12,964)	2,224
Plan amendment	973	0	0	0
Benefits paid	(7,180)	(6,453)	(3,335)	(3,547)
Benefit obligation at end of year	220,770	234,752	56,526	68,097
Change in plan assets
Fair value of plan assets at beginning of year	164,732	129,086	25,272	25,903
Actual return on plan assets	47,796	19,515	1,390	1,274
Employer contributions	22,825	22,584	1,524	1,642
Benefits paid	(7,180)	(6,453)	(3,335)	(3,547)
Fair value of plan assets at end of year	228,173	164,732	24,851	25,272
Funded status	$7,403	$(70,020)	$(31,675)	$(42,825)
Amounts recognized in the Consolidated Balance Sheets
Current liabilities	$(2,422)	$(2,442)	$(1,535)	$(1,900)
Noncurrent assets	39,368	0	0	0
Noncurrent liabilities	(29,543)	(67,578)	(30,140)	(40,925)
	$7,403	$(70,020)	$(31,675)	$(42,825)
Amounts recognized in accumulated other comprehensive loss
Actuarial net loss (gain)	$46,421	$115,211	$(16,232)	$(3,338)
Prior service (credit) cost	(306)	(1,102)	9	18
	$46,115	$114,109	$(16,223)	$(3,320)
The accumulated benefit obligation for all domestic defined benefit pension plans was $188 million at December 31, 2013 and $195 million at December 31, 2012.
The fair market value of plan assets exceeded both the projected benefit obligation and the accumulated benefit obligation for all domestic plans, except the nonqualified plan, at December 31, 2013. The net asset position of these plans is included in prepaid pension cost on the Consolidated Balance Sheets at December 31, 2013
The projected benefit obligation exceeded the fair market value of plan assets for all domestic plans at December 31, 2012. The accumulated benefit obligation exceeded the fair market value of plan assets for all domestic plans, except for the Salaried plan and the Houston plan, at December 31, 2012.
The net liability position of plans in which the projected benefit obligation exceeded assets is included in other noncurrent liabilities on the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements

A portion of the accrued benefit cost for the nonqualified plan is included in current liabilities at both December 31, 2013 and December 31, 2012. As the nonqualified plan is unfunded, the amount reflected in current liabilities represents the expected benefit payments related to the nonqualified plan during 2014.
The first table below shows information on domestic pension plans with the accumulated benefit obligation in excess of plan assets. The second table presents information on domestic pension plans with the projected benefit obligation in excess of plan assets.

	December 31,
(in thousands)	2013	2012
Plans with the accumulated benefit obligation in excess of the fair market value of plan assets
Projected benefit obligation	$31,966	$67,123
Accumulated benefit obligation	29,805	63,831
Fair market value of plan assets	0	31,501

	December 31,
(in thousands)	2013	2012
Plans with the projected benefit obligation in excess of the fair market value of plan assets
Projected benefit obligation	$31,966	$234,752
Fair market value of plan assets	0	164,732
There are no assets held in the nonqualified plan by the trustee for the retired beneficiaries of the nonqualified plan. Payments to retired beneficiaries of the nonqualified plan are made with cash from operations.
Assumptions—We used the following assumptions to calculate the results of our retirement plans:

	Pension Benefits			Postretirement Benefits
	2013	2012	2011	2013	2012	2011
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31,
Discount rate	4.125%	5.000%	5.875%	4.125%	5.000%	5.875%
Expected long-term rate of return on plan assets	8.50%	9.00%	9.00%	6.00%	6.25%	6.25%
Rate of projected compensation increase	3.50%	3.50%	3.50%
Weighted-average assumptions used to determine benefit obligations at December 31,
Discount rate	5.000%	4.125%	5.000%	5.000%	4.125%	5.000%
Rate of projected compensation increase	3.50%	3.50%	3.50%
For pension plans, we base the assumed expected long-term rate of return for plan assets on an analysis of our actual investments, including our asset allocation, as well as an analysis of expected returns. This analysis reflects the expected long-term rates of return for each significant asset class and economic indicator. As of January 1, 2014, the expected rates were 8.8% for U.S. large cap stocks, 5.2% for fixed income, and 3.2% for inflation. The range of returns relies both on forecasts and on broad-market historical benchmarks for expected return, correlation, and volatility for each asset class. Our asset allocation is predominantly weighted toward equities. Through our ongoing monitoring of our investments and review of market data, we have determined that we should maintain the expected long-term rate of return for our U.S. plans at 8.5% at December 31, 2013. For the post-retirement plan, we based the assumed expected

Notes to Consolidated Financial Statements

long-term rate of return for plan assets on an evaluation of projected interest rates, as well as the guaranteed interest rate for our insurance contract.
Assumed health care cost trend rates are shown in the table below. The expected health care cost trend rate for 2013 was 7.5%.

	December 31,
	2013	2012
Health care cost trend rate assumed for next year	7.0%	7.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2018	2018
A one-percentage point change in the assumed health care cost trend rate would have the following effects:

(in thousands)	1% Increase	1% Decrease
Effect on accumulated postretirement benefit obligation as of December 31, 2013	$7,429	$(5,854)
Effect on net periodic postretirement benefit cost in 2013	860	(647)
The Patient Protection and Affordable Care Act (PPACA), as amended by the Health Care and Education Reconciliation Act of 2010, was signed into law in March 2010. The PPACA mandates health care reforms with effective dates from 2010 to 2018, including an excise tax on high cost health care plans effective in 2018. The additional accumulated postretirement liability resulting from the PPACA is not material and has been included in the benefit obligation for our postretirement plan at December 31, 2013 and December 31, 2012. Given the complexity of the PPACA and the extended time period during which implementation is currently expected to occur, additional adjustments to the benefit obligation may be necessary.
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

	December 31, 2013				December 31, 2012
		Fair Value Measurements Using				Fair Value Measurements Using
(in thousands)	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Pension Plans
Equity securities:
U. S. companies	$176,790	$176,790	$0	$0	$114,491	$114,491	$0	$0
International companies	13,217	13,217	0	0	10,018	10,018	0	0
Real estate investment trusts	2,921	2,921	0	0	1,475	1,475	0	0
Common collective trust	19,699	0	19,699	0	15,479	0	15,479	0
Money market instruments	3,637	3,637	0	0	6,792	6,792	0	0
Mutual funds—fixed income	9,623	9,623	0	0	9,521	9,521	0	0
Cash and cash equivalents	1,825	1,825	0	0	5,743	5,743	0	0
Insurance contract	461	0	461	0	1,213	0	1,213	0
	$228,173	$208,013	$20,160	$0	$164,732	$148,040	$16,692	$0
Postretirement Plans
Insurance contract	$24,851	$0	$24,851	$0	$25,272	$0	$25,272	$0
The valuation methodologies used to develop the fair value measurements for the investments in the table above is outlined below. There have been no changes in the valuation techniques used to value the investments.

•	Equity securities, including common stock and real estate investment trusts, are valued at the closing price reported on a national exchange.

•
The common collective trust (the trust) is valued at the net asset value of units held by the Plan based on the quoted market value of the underlying investments held by the fund. The trust invests primarily in a diversified portfolio of equity securities of companies located outside of the United States and Canada, as determined by a company's jurisdiction of incorporation. We may make withdrawals from the trust on the first business day of each month with at least six business days' notice. There are no restrictions on redemption as of December 31, 2013 or December 31, 2012.

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

Notes to Consolidated Financial Statements

Cash Flows—For U.S. plans, NewMarket expects to contribute $12 million to our pension plans in 2014. Contributions to our postretirement benefit plans are not expected to be material. The expected benefit payments for the next ten years are as follows.

(in thousands)	Expected Pension Benefit Payments	Expected Postretirement Benefit Payments
2014	$7,763	$3,541
2015	9,041	3,442
2016	9,843	3,324
2017	10,799	3,242
2018	11,459	3,112
2019 through 2023	69,099	14,231
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

Notes to Consolidated Financial Statements

The components of net periodic pension and postretirement benefit costs, as well as other amounts recognized in other comprehensive income (loss), for these foreign defined benefit retirement plans are shown below.

	Years Ended December 31,
	Pension Benefits			Postretirement Benefits
(in thousands)	2013	2012	2011	2013	2012	2011
Net periodic benefit cost
Service cost	$5,518	$4,314	$4,510	$26	$28	$30
Interest cost	5,405	5,345	5,881	108	111	153
Expected return on plan assets	(6,900)	(6,039)	(6,365)	0	0	0
Amortization of prior service (credit) cost	(23)	(144)	84	0	0	0
Amortization of transition obligation	0	0	0	44	53	53
Amortization of actuarial net loss	1,425	1,103	1,083	34	31	61
Settlements and curtailments	205	(336)	0	187	0	0
Net periodic benefit cost	5,630	4,243	5,193	399	223	297
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss)
Actuarial net (gain) loss	(404)	7,917	2,447	1	143	(374)
Prior service cost	0	2,041	0	0	0	0
Settlements and curtailments	(710)	(581)	0	(347)	0	0
Amortization of transition obligation	0	0	0	(44)	(53)	(53)
Amortization of actuarial net loss	(1,425)	(1,103)	(1,083)	(34)	(31)	(61)
Amortization of prior service credit (cost)	23	144	(84)	0	0	0
Total recognized in other comprehensive income (loss)	(2,516)	8,418	1,280	(424)	59	(488)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$3,114	$12,661	$6,473	$(25)	$282	$(191)

The curtailment loss in 2013 in the table above reflects the workforce reduction at our Ethyl Canada facility as a result of the decision to sell this facility and terminate the workforce. The settlement gain in 2012 in the table above reflects the completion of a partial wind-up of our Canadian salaried pension plan.

The estimated actuarial net loss to be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2014 is expected to be $1 million for pension plans. The estimated prior service credit to be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2014 is expected to be $100 thousand for pension plans. The amounts to be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2014 related to postretirement benefits are not material.

Notes to Consolidated Financial Statements

Changes in the benefit obligations and assets of the foreign defined benefit plans follow.

	Years Ended December 31,
	Pension Benefits		Postretirement Benefits
(in thousands)	2013	2012	2013	2012
Change in benefit obligation
Benefit obligation at beginning of year	$135,498	$112,656	$2,743	$2,596
Service cost	5,518	4,314	26	28
Interest cost	5,405	5,345	108	111
Plan amendments	0	2,014	0	0
Employee contributions	780	687	0	0
Actuarial net loss	5,256	11,572	1	142
Benefits paid	(5,512)	(5,225)	(216)	(203)
Settlement and curtailment gains	(509)	(910)	(164)	0
Foreign currency translation	3,247	5,045	(177)	69
Benefit obligation at end of year	149,683	135,498	2,321	2,743
Change in plan assets
Fair value of plan assets at beginning of year	126,392	108,177	0	0
Actual return on plan assets	12,680	9,714	0	0
Employer contributions	7,871	7,957	216	203
Employee contributions	780	687	0	0
Benefits paid	(5,512)	(5,225)	(216)	(203)
Foreign currency translation	2,572	5,082	0	0
Fair value of plan assets at end of year	144,783	126,392	0	0
Funded status	$(4,900)	$(9,106)	$(2,321)	$(2,743)
Amounts recognized in the Consolidated Balance Sheets
Noncurrent assets	$15,719	$12,710	$0	$0
Current liabilities	(418)	(394)	(150)	(149)
Noncurrent liabilities	(20,201)	(21,422)	(2,171)	(2,594)
	$(4,900)	$(9,106)	$(2,321)	$(2,743)
Amounts recognized in accumulated other comprehensive loss
Actuarial net loss	$36,820	$39,156	$433	$627
Prior service credit	(241)	(61)	0	0
Transition obligation	10	10	2	232
	$36,589	$39,105	$435	$859
The accumulated benefit obligation for all foreign defined benefit pension plans was $134 million at December 31, 2013 and $118 million at December 31, 2012.
The fair market value of plan assets exceeded both the accumulated benefit obligation and projected benefit obligation for the United Kingdom, Canadian Hourly, and the Canadian Salary plans at year-end 2013. The net asset position of the United Kingdom, Canadian Hourly, and Canadian Salary plans are included in prepaid pension cost on the Consolidated Balance Sheets at December 31, 2013. The accumulated benefit obligation and projected benefit obligation exceeded the fair market value of plan assets for the German, Belgian, and Mexican plans at December 31, 2013. The accrued benefit cost of these plans is included in other noncurrent liabilities on the Consolidated Balance Sheets. As the German plan is

Notes to Consolidated Financial Statements

unfunded, a portion of the accrued benefit cost for the German plan is included in current liabilities at year-end 2013 reflecting the expected benefit payments related to the plan for the following year.
The fair market value of plan assets exceeded both the accumulated benefit obligation and projected benefit obligation for the United Kingdom and the Canadian Salary plans at year-end 2012. The net asset position of the United Kingdom plan and Canadian Salary plans are included in prepaid pension cost on the Consolidated Balance Sheets at December 31, 2012. The accumulated benefit obligation and projected benefit obligation exceeded the fair market value of plan assets for the German, Belgian, Canadian Hourly, and Mexican plans at December 31, 2012. The accrued benefit cost of these plans is included in other noncurrent liabilities on the Consolidated Balance Sheets. As the German plan is unfunded, a portion of the accrued benefit cost for the German plan is included in current liabilities at year-end 2012 reflecting the expected benefit payments related to the plan for the following year.
The first table below shows information on foreign plans with the accumulated benefit obligation in excess of plan assets. The second table shows information on plans with the projected benefit obligation in excess of plan assets.

	December 31,
(in thousands)	2013	2012
Plans with the accumulated benefit obligation in excess of the fair market value of plan assets
Projected benefit obligation	$31,827	$35,983
Accumulated benefit obligation	22,031	25,322
Fair market value of plan assets	11,208	14,167

	December 31,
(in thousands)	2013	2012
Plans with the projected benefit obligation in excess of the fair market value of plan assets
Projected benefit obligation	$31,827	$35,983
Fair market value of plan assets	11,208	14,167
Assumptions—The information in the table below provides the weighted-average assumptions used to calculate the results of our foreign defined benefit plans.

	Pension Benefits			Postretirement Benefits
	2013	2012	2011	2013	2012	2011
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31,
Discount rate	4.03%	4.65%	5.16%	4.00%	4.25%	5.00%
Expected long-term rate of return on plan assets	5.56%	5.46%	5.92%
Rate of projected compensation increase	4.26%	4.24%	4.63%
Weighted-average assumptions used to determine benefit obligations at December 31,
Discount rate	4.01%	4.03%	4.65%	4.50%	4.00%	4.25%
Rate of projected compensation increase	4.25%	4.26%	4.24%

Notes to Consolidated Financial Statements

The actuarial assumptions used by the various foreign locations are based upon the circumstances of each particular country and pension plan. The factors impacting the determination of the long-term rate of return for a particular foreign pension plan include the market conditions within a particular country, as well as the investment strategy and asset allocation of the specific plan.
Assumed health care cost trend rates are shown in the table below.

	December 31,
	2013	2012
Health care cost trend rate assumed for next year	5.0%	5.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reached the ultimate trend rate	2012	2012
A one-percentage point change in the assumed health care cost trend rate would have the following effects:

(in thousands)	1% Increase	1% Decrease
Effect on accumulated postretirement benefit obligation as of December 31, 2013	$171	$(138)
Effect on net periodic postretirement benefit cost in 2013	17	(13)
Plan Assets—Pension plan assets vary by foreign location and plan. Assets are held and distributed by trusts and, depending upon the foreign location and plan, consist primarily of equity securities, corporate and government debt securities, cash, and insurance contracts. The combined weighted-average target allocation of our foreign pension plans is 54% in equities, 34% in debt securities, 8% in insurance contracts, and 4% in a pooled investment property fund.
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

	December 31, 2013				December 31, 2012
		Fair Value Measurements Using				Fair Value Measurements Using
(in thousands)	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Pension Plans
Equity securities:
U.S. companies	$9,068	$9,068	$0	$0	$6,927	$6,927	$0	$0
International companies	58,571	58,571	0	0	48,244	48,244	0	0
Debt securities—corporate	40,525	40,525	0	0	37,266	37,266	0	0
Debt securities—government	4,498	4,498	0	0	4,338	4,338	0	0
Mutual funds	95	95	0	0	52	52	0	0
Cash and cash equivalents	445	445	0	0	559	559	0	0
Pooled investment funds:
Equity securities—U.S. companies	1,243	0	1,243	0	888	0	888	0
Equity securities—international companies	11,692	0	11,692	0	10,908	0	10,908	0
Debt securities—corporate	932	0	932	0	693	0	693	0
Debt securities—government	1,057	0	1,057	0	901	0	901	0
Cash and cash equivalents	619	0	619	0	482	0	482	0
Property	4,925	0	4,925	0	4,409	0	4,409	0
Insurance contract	11,113	0	11,113	0	10,725	0	10,725	0
	$144,783	$113,202	$31,581	$0	$126,392	$97,386	$29,006	$0
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

Notes to Consolidated Financial Statements

Cash Flows—For foreign pension plans, NewMarket expects to contribute $7 million to the plans in 2014. Contributions to our postretirement benefit plans are not expected to be material. The expected benefit payments for the next ten years for our foreign pension plans are shown in the table below. The expected benefit payments for the next ten years for our foreign postretirement benefit plans are not expected to be material.

(in thousands)	Expected Pension Benefit Payments
2014	$4,614
2015	4,999
2016	4,138
2017	5,221
2018	4,874
2019 through 2023	27,761

19.	Other Income (Expense), Net
Other income (expense), net was income of $7 million in 2013, expense of $3 million in 2012, and expense of $18 million in 2011, primarily representing a gain in 2013 and a loss in 2012 and 2011 on the Goldman Sachs interest rate swap derivative instrument recorded at fair value. See Note 15 for additional information on the interest rate swap. In 2012, the loss was partially offset by a gain related to the sale of common stock that was received in 2011 as part of a legal settlement with Innospec, which is discussed further in Note 22.

20.	Income Tax Expense
Our income from continuing operations before income tax expense is shown in the table below.

	Years Ended December 31,
(in thousands)	2013	2012	2011
Income from continuing operations before income tax expense
Domestic	$236,114	$227,172	$195,780
Foreign	105,197	110,396	105,564
	$341,311	$337,568	$301,344

Notes to Consolidated Financial Statements

Our provision for income tax expense from continuing operations is shown in the table below.

	Years Ended December 31,
(in thousands)	2013	2012	2011
Income tax expense from continuing operations
Current income taxes
Federal	$62,547	$69,152	$55,397
State	8,782	8,301	9,903
Foreign	22,016	26,300	28,530
	93,345	103,753	93,830
Deferred income taxes
Federal	3,374	(3,339)	1,111
State	771	(428)	181
Foreign	1,474	310	765
	5,619	(3,457)	2,057
Total income tax expense from continuing operations	$98,964	$100,296	$95,887

The reconciliation of the U.S. federal statutory rate to the effective income tax rate follows:

	% of Income Before Income Tax Expense
	2013	2012	2011
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal tax	1.8	1.5	1.8
Foreign operations	(3.6)	(2.4)	(2.0)
Employee savings plan	(0.2)	(1.9)	(0.2)
Research tax credit	(2.1)	0.0	(0.7)
Domestic manufacturing tax benefit	(2.5)	(2.1)	(2.4)
Other items and adjustments	0.6	(0.4)	0.3
Effective income tax rate	29.0%	29.7%	31.8%
The 2013 effective rate includes the effect of the R&D tax credit for 2013 as well as all of 2012, as the legislation to extend such tax credits was retroactively signed into law in January 2013. A benefit from the R&D tax credit is also included in 2011. Certain foreign operations have a U.S. tax impact due to our election to include their earnings in our federal income tax return.

Notes to Consolidated Financial Statements

Our deferred income tax assets and liabilities follow.

	December 31,
(in thousands)	2013	2012
Deferred income tax assets
Future employee benefits	$20,618	$56,643
Environmental and future shutdown reserves	6,412	6,981
Loss on derivatives	8,251	14,305
Trademark expenses	5,404	5,152
Foreign currency translation adjustments	4,883	4,383
Other	5,672	7,589
	51,240	95,053
Deferred income tax liabilities
Depreciation and amortization	19,135	25,623
Intangibles	1,085	3,029
Undistributed earnings of foreign subsidiaries	1,875	3,851
Other	4,400	5,713
	26,495	38,216
Net deferred income tax assets	$24,745	$56,837
Reconciliation to financial statements
Deferred income tax assets—current	$8,267	$8,452
Deferred income tax assets—noncurrent	22,961	55,123
Deferred income tax liabilities—noncurrent	6,483	6,738
Net deferred income tax assets	$24,745	$56,837
Deferred income tax liabilities - noncurrent is included in other noncurrent liabilities on our Consolidated Balance Sheets. Our deferred taxes are in a net asset position at December 31, 2013. Based on current forecast operating plans and historical profitability, we believe that we will recover nearly the full benefit of our deferred tax assets. We have recorded an immaterial valuation allowance at certain foreign subsidiaries.
The balance of unrecognized tax benefits totaled approximately $3 million at December 31, 2013 and $2 million at December 31, 2012. The balance at December 31, 2011, and the additions and decreases in all periods presented, were not material. At December 31, 2013, $3 million of this amount if recognized, would affect our effective tax rate.
We recognize accrued interest and penalties associated with uncertain tax positions as part of income tax expense on our Consolidated Statements of Income. We expect the amount of unrecognized tax benefits to change in the next twelve months; however, we do not expect the change to have a material impact on our financial statements.
Our U.S. subsidiaries file a U.S. federal consolidated income tax return. We are currently under examination by the Internal Revenue Service for 2011 and by various U.S. state and foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations for years before 2010. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from three to five years. Years still open to examination by foreign tax authorities in major jurisdictions include: the United Kingdom (2010 and forward); Singapore (2006 and forward); Japan (2009 and forward); Belgium (2011 and forward); Canada (2006 and forward); and Brazil (2009 and forward).

Notes to Consolidated Financial Statements

21.	Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
The balances of, and changes in, the components of accumulated other comprehensive loss, net of tax, consist of the following:

(in thousands)	Pension Plans and Other Postretirement Benefits	Derivative Instruments	Foreign Currency Translation Adjustments	Marketable Securities	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2010	$(51,562)	$(4,151)	$(18,107)	$0	$(73,820)
Other comprehensive income (loss) before reclassifications	(27,577)	(1,605)	163	364	(28,655)
Amounts reclassified from accumulated other comprehensive loss	2,723	1,020	0	0	3,743
Other comprehensive income (loss)	(24,854)	(585)	163	364	(24,912)
Balance at December 31, 2011	(76,416)	(4,736)	(17,944)	364	(98,732)
Other comprehensive income (loss) before reclassifications	(24,291)	(330)	7,567	676	(16,378)
Amounts reclassified from accumulated other comprehensive loss	4,568	893	0	(1,040)	4,421
Other comprehensive income (loss)	(19,723)	563	7,567	(364)	(11,957)
Balance at December 31, 2012	(96,139)	(4,173)	(10,377)	0	(110,689)
Other comprehensive income (loss) before reclassifications	45,327	0	(5,216)	0	40,111
Amounts reclassified from accumulated other comprehensive loss	6,319	4,173	0	0	10,492
Other comprehensive income (loss)	51,646	4,173	(5,216)	0	50,603
Balance at December 31, 2013	$(44,493)	$0	$(15,593)	$0	$(60,086)

Notes to Consolidated Financial Statements

The following table illustrates the amounts, net of tax, reclassified out of each component of accumulated other comprehensive loss and their location within the respective line items on the Consolidated Statements of Income.

(in thousands)	Amount Reclassified from Accumulated Other Comprehensive Loss
Accumulated Other Comprehensive Loss Component	Years Ended December 31,			Affected Line Item on the Consolidated Statements of Income
	2013	2012	2011
Pension plans and other postretirement benefits:
Amortization of prior service cost	$97	$27	$260	(a)
Amortization of actuarial net loss	5,404	4,066	2,423	(a)
Settlements and curtailments	785	436	0	(a)
Amortization of transition obligation	33	39	40	(a)
Total pension plans and other postretirement benefits	6,319	4,568	2,723
Derivative instruments:
Amortization of mortgage loan interest rate swap	1,666	841	968	Income from operations of discontinued business, net of tax
Amortization of construction loan interest rate swap	2,507	52	52	Discontinued operations
Total derivative instruments	4,173	893	1,020
Marketable securities	0	(1,040)	0	Other income (expense), net
Total reclassifications for the period	$10,492	$4,421	$3,743

(a) These components of accumulated other comprehensive loss are included in the computation of net periodic benefit cost. See Note 18 for further information.

In 2013, $2.5 million of the amount reported in the table above for the amortization of construction loan interest rate swap is a component of gain on sale of discontinued business, net of tax. The remaining amounts related to derivative instruments for all periods are components of income from operations of discontinued business, net of tax.

22.	Segment and Geographic Area Information
Segment Information—The tables below show our consolidated segment results. The “All other” category includes the operations of the TEL business, as well as certain contract manufacturing performed by Ethyl.
The accounting policies of the segments are the same as those described in Note 1. We evaluate the performance of the petroleum additives business based on segment operating profit. NewMarket Services departments and other expenses are billed to Afton and Ethyl based on the services provided under the holding company structure. Depreciation on segment property, plant, and equipment, as well as amortization of segment intangible assets, are included in segment operating profit. No transfers occurred between the petroleum additives segment and the “All other” category during the periods presented. The table below reports revenue and operating profit by segment, as well as a reconciliation to income from continuing operations before income tax expense, for the last three years.

Notes to Consolidated Financial Statements

	Years Ended December 31,
(in thousands)	2013	2012	2011
Consolidated revenue
Petroleum additives
Lubricant additives	$1,829,681	$1,750,107	$1,684,561
Fuel additives	441,578	450,673	441,883
Total	2,271,259	2,200,780	2,126,444
All other	9,096	11,098	11,683
Consolidated revenue (a)	$2,280,355	$2,211,878	$2,138,127
Segment operating profit
Petroleum additives:
Petroleum additives before gain on legal settlement, net	$375,291	$371,964	$309,626
Gain on legal settlement, net (b)	0	0	38,656
Total petroleum additives	375,291	371,964	348,282
All other	(1,150)	6,272	2,861
Segment operating profit	374,141	378,236	351,143
Corporate, general, and administrative expenses	(22,508)	(20,192)	(16,709)
Interest and financing expenses, net	(17,796)	(8,435)	(14,151)
Gain (loss) on interest rate swap agreement (c)	6,690	(5,346)	(17,516)
Loss on early extinguishment of debt (d)	0	(9,092)	0
Other income (expense), net	784	2,397	(1,423)
Income from continuing operations before income tax expense	$341,311	$337,568	$301,344

(a)
Net sales to one customer of our petroleum additives segment exceeded 10% of consolidated revenue in 2013, 2012, and 2011. Sales to Shell amounted to $253 million (11% of consolidated revenue) in 2013, $252 million (11% of consolidated revenue) in 2012, and $246 million (11% of consolidated revenue) in 2011. These sales represent a wide range of products sold to this customer in multiple regions of the world.

(b)
For 2011, the petroleum additives segment included a net gain of $39 million related to a legal settlement. On September 13, 2011, we signed a settlement agreement with Innospec Inc. and its subsidiaries, Alcor Chemie Vertriebs GmbH and Innospec Ltd. (collectively, Innospec) which provided for mutual releases of the parties and dismissal of the actions with prejudice. Under the settlement agreement, Innospec agreed to pay NewMarket an aggregate amount of approximately $45 million in a combination of cash, a promissory note, and stock, of which $25 million was paid in cash on September 20, 2011 and $5 million was paid in the form of 195,313 shares of unregistered Innospec Inc. common stock. Fifteen million dollars is payable in three equal annual installments of $5 million under the promissory note, which bears simple interest at 1% per year. The first two installments were paid in September 2012 and September 2013. The gain is net of expenses related to the settlement of the lawsuit.

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

Notes to Consolidated Financial Statements

(d)
In March 2012, we entered into a $650 million five-year unsecured revolving credit facility. During 2012, we used a portion of the $650 million revolving credit facility to fund the early redemption of all of our then outstanding 7.125% senior notes, as well as to repay the outstanding principal amount on the mortgage loan. As a result, we recognized a loss on early extinguishment of debt of $10 million during 2012 from accelerated amortization of financing fees associated with the prior revolving credit facility, the 7.125% senior notes, and the mortgage loan, as well as costs associated with redeeming the 7.125% senior notes prior to maturity. Of the loss on early extinguishment of debt, $1 million is included as a component of income from operations of discontinued business, net of tax.

The following table shows asset information by segment and the reconciliation to consolidated assets. Segment assets consist of accounts receivable, inventory, and long-lived assets. Long-lived assets in the table below include property, plant, and equipment, net of depreciation.

	December 31,
(in thousands)	2013	2012	2011
Segment assets
Petroleum additives	$889,944	$873,277	$854,134
All other	12,170	14,018	14,125
	902,114	887,295	868,259
Cash and cash equivalents	238,703	89,129	50,370
Other accounts receivable (a)	1,960	11,806	173
Deferred income taxes	31,228	63,575	43,066
Prepaid expenses and other current assets	32,979	18,173	36,943
Non-segment property, plant, and equipment, net (a)	28,242	122,350	125,678
Prepaid pension cost	55,087	12,710	11,494
Deferred charges and other assets (a)	36,961	59,210	55,679
Total assets	$1,327,274	$1,264,248	$1,191,662
Additions to long-lived assets
Petroleum additives	$54,187	$36,873	$50,760
All other	7	0	30
Corporate	4,282	1,880	2,725
Total additions to long-lived assets	$58,476	$38,753	$53,515
Depreciation and amortization
Petroleum additives	$38,750	$36,197	$36,604
All other (b)	4,683	4,959	4,203
Corporate	2,711	2,233	2,545
Total depreciation and amortization	$46,144	$43,389	$43,352

(a)	Amounts previously reported for 2012 and 2011 have been reclassified to include the assets of the discontinued operation resulting from the July 2013 sale of the assets of Foundry Park I.

(b)
This amount includes depreciation and amortization expense of Foundry Park I, which was $5 million for 2013, $5 million for 2012, and $4 million for 2011. These amounts are included in income from operations of discontinued business, net of tax in the Consolidated Statements of Income.

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

	December 31,
(in thousands)	2013	2012	2011
Consolidated revenue
United States	$806,462	$799,754	$756,284
Europe, Middle East, Africa, India	759,918	692,132	727,632
Asia Pacific	462,080	440,589	405,534
Other foreign	251,895	279,403	248,677
Consolidated revenue	$2,280,355	$2,211,878	$2,138,127
Total assets
United States	$637,386	$653,069	$642,976
Foreign	689,888	611,179	548,686
Total assets	$1,327,274	$1,264,248	$1,191,662
Long-lived assets
United States	$165,944	$255,150	$256,998
Foreign	119,092	103,221	95,968
Total long-lived assets	$285,036	$358,371	$352,966

Notes to Consolidated Financial Statements

23.	Selected Quarterly Consolidated Financial Data (unaudited)

(in thousands, except per-share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013
Net sales	$559,750	$583,779	$580,455	$556,371
Gross profit	168,407	169,428	163,823	151,638
Income from continuing operations	66,941	64,384	57,021	54,001
Discontinued operations	894	(374)	21,875	0
Net income	$67,835	$64,010	$78,896	$54,001
Earnings per share - basic and diluted:
Income from continuing operations	$5.00	$4.84	$4.29	$4.08
Income from discontinued operations	0.07	(0.03)	1.65	0.00
Net income	$5.07	$4.81	$5.94	$4.08
2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$559,821	$587,548	$551,187	$513,322
Gross profit	167,746	163,609	160,269	138,861
Income from continuing operations	66,147	55,063	63,823	52,239
Discontinued operations	400	205	892	824
Net income	$66,547	$55,268	$64,715	$53,063
Earnings per share - basic and diluted
Income from continuing operations	$4.93	$4.11	$4.76	$3.88
Income from discontinued operations	0.03	0.01	0.07	0.06
Net income	$4.96	$4.12	$4.83	$3.94

Notes to Consolidated Financial Statements

24.	Consolidating Financial Information
The 4.10% senior notes are guaranteed on a senior unsecured basis by certain of our domestic subsidiaries that guarantee our obligations under the revolving credit facility and any of our other indebtedness (Guarantor Subsidiaries). The subsidiary guarantees are joint and several obligations of the Guarantor Subsidiaries. The indenture governing the 4.10% senior notes includes a provision which allows for a Guarantor Subsidiary to be released of its obligations under the subsidiary guarantee under certain conditions. Those conditions include the sale or other disposition of all or substantially all of the Guarantor Subsidiary's assets in compliance with the indenture and the release or discharge of a Guarantor Subsidiary from its obligations as a guarantor under our revolving credit facility and all of our other indebtedness. During 2013, certain subsidiaries that had been Guarantor Subsidiaries were released from their obligations under the revolving credit facility, and therefore were released as a Subsidiary Guarantor under the 4.10% senior notes. The Guarantor Subsidiaries and the subsidiaries that do not guarantee the 4.10% senior notes (the Non-Guarantor Subsidiaries) are 100% owned by NewMarket Corporation (the Parent Company). The current Guarantor Subsidiaries consist of the following:

Ethyl Corporation	Afton Chemical Corporation
NewMarket Services Corporation	Afton Chemical Additives Corporation

We conduct all of our business through and derive essentially all of our income from our subsidiaries. Therefore, our ability to make payments on the 4.10% senior notes or other obligations is dependent on the earnings and the distribution of funds from our subsidiaries.
The following sets forth the Consolidating Statements of Income and Comprehensive Income for the years ended December 31, 2013, December 31, 2012, and December 31, 2011; Consolidating Balance Sheets as of December 31, 2013 and December 31, 2012; and Condensed Consolidating Statements of Cash Flows for the years ended December 31, 2013, December 31, 2012, and December 31, 2011 for the Parent Company, the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. The financial information is based on our understanding of the SEC's interpretation and application of Rule 3-10 of the SEC Regulation S-X. Prior periods have been revised to reflect the change in Guarantor Subsidiaries and Non-Guarantor subsidiaries.
The financial information may not necessarily be indicative of results of operations or financial position had the Guarantor Subsidiaries or Non-Guarantor Subsidiaries operated as independent entities. The Parent Company accounts for investments in these subsidiaries using the equity method.

Notes to Consolidated Financial Statements

NewMarket Corporation and Subsidiaries
Consolidating Statements of Income and Comprehensive Income
Year Ended December 31, 2013

(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$0	$896,593	$1,383,762	$0	$2,280,355
Cost of goods sold	0	457,698	1,169,361	0	1,627,059
Gross profit	0	438,895	214,401	0	653,296
Selling, general, and administrative expenses	6,869	91,230	66,779	0	164,878
Research, development, and testing expenses	0	95,114	41,459	0	136,573
Operating (loss) profit	(6,869)	252,551	106,163	0	351,845
Interest and financing expenses, net	18,303	(3,631)	3,124	0	17,796
Other income (expense), net	6,754	38	470	0	7,262
(Loss) income from continuing operations before income taxes and equity income of subsidiaries	(18,418)	256,220	103,509	0	341,311
Income tax (benefit) expense	(5,476)	80,958	23,482	0	98,964
Equity income of subsidiaries	277,684	0	0	(277,684)	0
Income from continuing operations	264,742	175,262	80,027	(277,684)	242,347
Discontinued operations:
Gain on sale of discontinued business, net of tax	0	0	21,855	0	21,855
Income from operations of discontinued business, net of tax	0	0	540	0	540
Net income	264,742	175,262	102,422	(277,684)	264,742
Other comprehensive income (loss)	50,603	11,791	(745)	(11,046)	50,603
Comprehensive income	$315,345	$187,053	$101,677	$(288,730)	$315,345

Notes to Consolidated Financial Statements

NewMarket Corporation and Subsidiaries
Consolidating Statements of Income and Comprehensive Income
Year Ended December 31, 2012

(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$0	$905,043	$1,306,835	$0	$2,211,878
Cost of goods sold	0	443,896	1,137,497	0	1,581,393
Gross profit	0	461,147	169,338	0	630,485
Selling, general, and administrative expenses	6,089	115,450	32,668	0	154,207
Research, development, and testing expenses	0	86,494	31,351	0	117,845
Operating (loss) profit	(6,089)	259,203	105,319	0	358,433
Interest and financing expenses, net	8,432	(3,842)	3,845	0	8,435
Loss on early extinguishment of debt	9,092	0	0	0	9,092
Other income (expense), net	(5,301)	1,690	273	0	(3,338)
(Loss) income from continuing operations before income taxes and equity income of subsidiaries	(28,914)	264,735	101,747	0	337,568
Income tax (benefit) expense	(17,984)	93,205	25,075	0	100,296
Equity income of subsidiaries	250,523	0	0	(250,523)	0
Income from continuing operations	239,593	171,530	76,672	(250,523)	237,272
Income from operations of discontinued business, net of tax	0	0	2,321	0	2,321
Net income	239,593	171,530	78,993	(250,523)	239,593
Other comprehensive income (loss)	(11,957)	860	(771)	(89)	(11,957)
Comprehensive income	$227,636	$172,390	$78,222	$(250,612)	$227,636

Notes to Consolidated Financial Statements

NewMarket Corporation and Subsidiaries
Consolidating Statements of Income and Comprehensive Income
Year Ended December 31, 2011

(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$0	$836,917	$1,301,210	$0	$2,138,127
Cost of goods sold	0	457,866	1,128,279	0	1,586,145
Gross profit	0	379,051	172,931	0	551,982
Selling, general, and administrative expenses	6,158	106,163	39,278	0	151,599
Research, development, and testing expenses	0	77,569	27,927	0	105,496
Gain on legal settlement, net	0	38,656	0	0	38,656
Operating (loss) profit	(6,158)	233,975	105,726	0	333,543
Interest and financing expenses, net	14,397	(3,402)	3,156	0	14,151
Other income (expense), net	(18,558)	1,794	(1,284)	0	(18,048)
(Loss) income from continuing operations before income taxes and equity income of subsidiaries	(39,113)	239,171	101,286	0	301,344
Income tax (benefit) expense	(15,399)	82,049	29,237	0	95,887
Equity income of subsidiaries	230,621	0	0	(230,621)	0
Income from continuing operations	206,907	157,122	72,049	(230,621)	205,457
Income from operations of discontinued business, net of tax	0	0	1,450	0	1,450
Net income	206,907	157,122	73,499	(230,621)	206,907
Other comprehensive income (loss)	(24,912)	(5,521)	670	4,851	(24,912)
Comprehensive income	$181,995	$151,601	$74,169	$(225,770)	$181,995

Notes to Consolidated Financial Statements

NewMarket Corporation and Subsidiaries
Consolidating Balance Sheets
December 31, 2013

(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$1,038	$102,205	$135,460	$0	$238,703
Trade and other accounts receivable, net	1,512	108,908	199,431	(4)	309,847
Amounts due from affiliated companies	0	139,710	77,098	(216,808)	0
Inventories	0	115,442	192,076	0	307,518
Deferred income taxes	2,600	4,919	748	0	8,267
Prepaid expenses and other current assets	13,055	17,886	2,043	0	32,984
Total current assets	18,205	489,070	606,856	(216,812)	897,319
Amounts due from affiliated companies	0	113,076	8,025	(121,101)	0
Property, plant, and equipment, at cost	0	692,024	293,172	0	985,196
Less accumulated depreciation and amortization	0	555,805	144,355	0	700,160
Net property, plant, and equipment	0	136,219	148,817	0	285,036
Investment in consolidated subsidiaries	955,560	0	0	(955,560)	0
Prepaid pension cost	23,276	16,092	15,719	0	55,087
Deferred income taxes	20,999	0	7,984	(6,022)	22,961
Intangibles (net of amortization) and goodwill	0	17,036	6,283	0	23,319
Deferred charges and other assets	33,257	9,014	1,281	0	43,552
Total assets	$1,051,297	$780,507	$794,965	$(1,299,495)	$1,327,274
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$6	$86,649	$47,477	$0	$134,132
Accrued expenses	10,788	46,401	20,803	0	77,992
Dividends payable	12,996	0	0	0	12,996
Amounts due to affiliated companies	23,183	77,098	116,527	(216,808)	0
Income taxes payable	0	0	11,423	(4)	11,419
Other current liabilities	0	7,828	3,247	0	11,075
Total current liabilities	46,973	217,976	199,477	(216,812)	247,614
Long-term debt	349,467	0	0	0	349,467
Amounts due to affiliated companies	0	8,025	113,076	(121,101)	0
Other noncurrent liabilities	82,409	41,014	40,344	(6,022)	157,745
Total liabilities	478,849	267,015	352,897	(343,935)	754,826
Shareholders' equity:
Common stock and paid-in capital	0	260,776	126,661	(387,437)	0
Accumulated other comprehensive loss	(60,086)	(5,786)	(40,360)	46,146	(60,086)
Retained earnings	632,534	258,502	355,767	(614,269)	632,534
Total shareholders' equity	572,448	513,492	442,068	(955,560)	572,448
Total liabilities and shareholders' equity	$1,051,297	$780,507	$794,965	$(1,299,495)	$1,327,274

Notes to Consolidated Financial Statements

NewMarket Corporation and Subsidiaries
Consolidating Balance Sheets
December 31, 2012

(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$5,001	$3,956	$80,172	$0	$89,129
Trade and other accounts receivable, net	4,347	113,131	179,577	0	297,055
Amounts due from affiliated companies	0	142,125	97,784	(239,909)	0
Inventories	0	117,638	205,036	0	322,674
Deferred income taxes	2,555	5,062	835	0	8,452
Prepaid expenses and other current assets	65	16,248	1,872	0	18,185
Total current assets	11,968	398,160	565,276	(239,909)	735,495
Amounts due from affiliated companies	58,935	107,236	0	(166,171)	0
Property, plant, and equipment, at cost	0	664,912	406,055	0	1,070,967
Less accumulated depreciation and amortization	0	536,700	175,896	0	712,596
Net property, plant, and equipment	0	128,212	230,159	0	358,371
Investment in consolidated subsidiaries	866,676	0	0	(866,676)	0
Prepaid pension cost	0	0	12,710	0	12,710
Deferred income taxes	53,057	0	6,477	(4,411)	55,123
Intangibles (net of amortization) and goodwill	0	23,785	6,757	0	30,542
Deferred charges and other assets	46,286	15,670	10,051	0	72,007
Total assets	$1,036,922	$673,063	$831,430	$(1,277,167)	$1,264,248
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$206	$75,239	$43,853	$0	$119,298
Accrued expenses	8,366	50,763	19,932	0	79,061
Amounts due to affiliated companies	63,021	93,330	83,558	(239,909)	0
Income taxes payable	0	1,214	8,810	0	10,024
Other current liabilities	0	3,906	4,382	0	8,288
Total current liabilities	71,593	224,452	160,535	(239,909)	216,671
Long-term debt	424,407	0	0	0	424,407
Amounts due to affiliated companies	0	0	166,171	(166,171)	0
Other noncurrent liabilities	138,717	44,755	41,904	(4,411)	220,965
Total liabilities	634,717	269,207	368,610	(410,491)	862,043
Shareholders' equity:
Common stock and paid-in capital	721	260,840	217,407	(478,247)	721
Accumulated other comprehensive loss	(110,689)	(17,578)	(39,612)	57,190	(110,689)
Retained earnings	512,173	160,594	285,025	(445,619)	512,173
Total shareholders' equity	402,205	403,856	462,820	(866,676)	402,205
Total liabilities and shareholders' equity	$1,036,922	$673,063	$831,430	$(1,277,167)	$1,264,248

Notes to Consolidated Financial Statements

NewMarket Corporation and Subsidiaries
Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2013

(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash provided from (used in) operating activities	$149,278	$(8,448)	$83,832	$53,272	$277,934
Cash flows from investing activities:
Capital expenditures	0	(29,583)	(28,893)	0	(58,476)
Proceeds from sale of discontinued business	0	0	140,011	0	140,011
Deposits for interest rate swap	(12,514)	0	0	0	(12,514)
Return of deposits for interest rate swap	24,370	0	0	0	24,370
Return of investment in subsidiary	45,174	0	0	(45,174)	0
Other, net	(4,927)	0	0	0	(4,927)
Cash provided from (used in) investing activities	52,103	(29,583)	111,118	(45,174)	88,464
Cash flows from financing activities:
Net (repayments) borrowings under revolving credit facility	(75,000)	0	0	0	(75,000)
Net (repayments) borrowings under lines of credit	0	0	(1,135)	0	(1,135)
Dividends paid	(50,368)	(86,585)	(77,978)	164,563	(50,368)
Debt issuance costs	(1,145)	0	0	0	(1,145)
Repurchases of common stock	(92,195)	0	0	0	(92,195)
Issuance of intercompany note payable, net	0	(14,328)	14,328	0	0
Repayment of intercompany note payable, net	58,935	18,961	(77,896)	0	0
Financing from affiliated companies	(45,571)	218,232	0	(172,661)	0
Cash provided from (used in) financing activities	(205,344)	136,280	(142,681)	(8,098)	(219,843)
Effect of foreign exchange on cash and cash equivalents	0	0	3,019	0	3,019
(Decrease) increase in cash and cash equivalents	(3,963)	98,249	55,288	0	149,574
Cash and cash equivalents at beginning of year	5,001	3,956	80,172	0	89,129
Cash and cash equivalents at end of year	$1,038	$102,205	$135,460	$0	$238,703

Notes to Consolidated Financial Statements

NewMarket Corporation and Subsidiaries
Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2012

(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash provided from (used in) operating activities	$320,504	$140,082	$64,015	$(251,790)	$272,811
Cash flows from investing activities:
Capital expenditures	0	(22,308)	(16,445)	0	(38,753)
Deposits for interest rate swap	(22,913)	0	0	0	(22,913)
Return of deposits for interest rate swap	21,260	0	0	0	21,260
Other, net	(4,683)	6,303	0	0	1,620
Cash provided from (used in) investing activities	(6,336)	(16,005)	(16,445)	0	(38,786)
Cash flows from financing activities:
Net (repayments) borrowings under revolving credit facility	53,000	0	0	0	53,000
Issuance of 4.10% senior notes	349,405	0	0	0	349,405
Repayment of 7.125% senior notes	(150,000)	0	0	0	(150,000)
Repayment of Foundry Park I mortgage loan	0	0	(63,544)	0	(63,544)
Net (repayments) borrowings under lines of credit	0	0	(3,641)	0	(3,641)
Dividends paid	(375,681)	(344,584)	(7,722)	352,306	(375,681)
Debt issuance costs	(6,485)	0	0	0	(6,485)
Issuance of intercompany note payable, net	(65,500)	0	65,500	0	0
Repayment of intercompany note payable, net	6,565	0	(6,565)	0	0
Financing from affiliated companies	(120,488)	221,004	0	(100,516)	0
Cash provided from (used in) financing activities	(309,184)	(123,580)	(15,972)	251,790	(196,946)
Effect of foreign exchange on cash and cash equivalents	0	0	1,680	0	1,680
Increase in cash and cash equivalents	4,984	497	33,278	0	38,759
Cash and cash equivalents at beginning of year	17	3,459	46,894	0	50,370
Cash and cash equivalents at end of year	$5,001	$3,956	$80,172	$0	$89,129

Notes to Consolidated Financial Statements

NewMarket Corporation and Subsidiaries
Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2011

(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash provided from (used in) operating activities	$15,179	$(1,763)	$60,612	$110,570	$184,598
Cash flows from investing activities:
Capital expenditures	0	(24,147)	(29,368)	0	(53,515)
Deposits for interest rate swap	(46,467)	0	0	0	(46,467)
Return of deposits for interest rate swap	33,600	0	0	0	33,600
Other, net	(4,574)	0	0	0	(4,574)
Cash provided from (used in) investing activities	(17,441)	(24,147)	(29,368)	0	(70,956)
Cash flows from financing activities:
Net (repayments) borrowings under revolving credit facility	18,000	0	0	0	18,000
Repayment of Foundry Park I mortgage loan	0	0	(2,731)	0	(2,731)
Net (repayments) borrowings under lines of credit	0	0	6,529	0	6,529
Dividends paid	(32,588)	0	(32,748)	32,748	(32,588)
Debt issuance costs	(3,233)	0	0	0	(3,233)
Repurchases of common stock	(98,093)	0	0	0	(98,093)
Issuance of intercompany note payable, net	0	(23,298)	23,298	0	0
Repayment of intercompany note payable, net	0	24,000	(24,000)	0	0
Financing from affiliated companies	118,106	25,212	0	(143,318)	0
Other, net	70	958	0	0	1,028
Cash provided from (used in) financing activities	2,262	26,872	(29,652)	(110,570)	(111,088)
Effect of foreign exchange on cash and cash equivalents	0	0	(1,376)	0	(1,376)
Increase in cash and cash equivalents	0	962	216	0	1,178
Cash and cash equivalents at beginning of year	17	2,497	46,678	0	49,192
Cash and cash equivalents at end of year	$17	$3,459	$46,894	$0	$50,370

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
We have a Financial Disclosure Committee (the committee), which is made up of the president of Afton, the general counsel of NewMarket, and the controller of NewMarket. The committee makes representations with regard to the financial statements that, to the best of their knowledge, the statements do not contain any misstatement of a material fact or omit a material fact that is necessary to make the statements not misleading with respect to the periods covered by the report. They also represent that, to the best of their knowledge, the financial statements fairly present, in all material respects, our financial condition, results of operations, and cash flows as of and for the periods presented in the report.
Management personnel from our geographic regions also represent that, to the best of their knowledge, the financial statements and other financial information from their respective regions, which are included in our consolidated financial statements, fairly present, in all material respects, the financial condition and results of operations of their respective regions as of and for the periods presented in the report.
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
There has been no change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control—Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in “Internal Control—Integrated Framework (1992),” our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2013. The effectiveness of our internal control over financial reporting as of December 31, 2013, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our definitive Proxy Statement for our 2014 annual meeting of shareholders (Proxy Statement) under the headings entitled “Election of Directors,” “Committees of Our Board,” “Certain Relationships and Related Transactions,” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is included in Part I of this Form 10-K under the heading entitled “Executive Officers of the Registrant.”
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
The following table presents information as of December 31, 2013 with respect to equity compensation plans under which shares of our common stock are authorized for issuance.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (b)
Equity compensation plans approved by shareholders:
2004 Incentive Compensation and Stock Plan	0	$0	1,429,078
Equity compensation plans not approved by shareholders (c):	0	0	0
Total	0	$0	1,429,078

(a)	There are no outstanding options, rights, or warrants.

(b)	Amounts exclude any securities to be issued upon exercise of outstanding options.

(c)	We do not have any equity compensation plans that have not been approved by shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income for each of the three years in the periods ended December 31, 2013, 2012, and 2011

Consolidated Statements of Comprehensive Income for each of the three years in the periods ended December 31, 2013, 2012, and 2011

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Shareholders' Equity for each of the three years in the periods ended December 31, 2013, 2012, and 2011

Consolidated Statements of Cash Flows for each of the three years in the periods ended December 31, 2013, 2012, and 2011

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

4.3
Registration Rights Agreement, dated as of December 20, 2012, among NewMarket Corporation, the guarantors listed on the signature pages thereto and J.P. Morgan Securities LLC and the other several initial purchasers of the Notes (incorporated by reference to Exhibit 4.3 to Form 8-K (File No. 1-32190) filed December 21, 2012)

10.1
Credit Agreement dated as of March 14, 2012, by and among the Company and the Foreign Subsidiary Borrowers party thereto; the Lenders party thereto; JPMorgan Chase Bank, N.A. as Administrative Agent; Citizens Bank of Pennsylvania as Syndication Agent; and Bank of America, N.A. and PNC Bank, National Association as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32190) filed March 15, 2012)

10.2
Amendment No. 1 to the Credit Agreement, dated as of September 30, 2013, by and among NewMarket Corporation, the Guarantors listed on the signature page thereto, JPMorgan Chase Bank, N.A., and the Lenders listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Form 10-Q (File No. 1-32190) filed October 31, 2013)

10.3
International Swap Dealers Association, Inc. Master Agreement dated June 25, 2009, between NewMarket Corporation and Goldman Sachs Bank USA (ISDA Master Agreement) (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32190) filed June 30, 2009)

	10.4	Schedule to the ISDA Master Agreement dated June 25, 2009 (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 1-32190) filed June 30, 2009)

10.5
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

10.14	Summary of Compensation of Named Executive Officers*

10.15	Summary of Directors’ Compensation*

10.16	Consulting Agreement, dated March 28, 2013, between NewMarket Corporation and C.S. Warren Huang (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32190) filed April 9, 2013)*

10.17	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32190) filed August 21, 2012)*

10.18
Purchase and Sale Agreement, dated June 21, 2013, by and between Foundry Park I, LLC, a Virginia limited liability company, and Select Income REIT, a Maryland real estate investment trust (incorporated by reference to Exhibit 10.2 to Form 10-Q (File No. 1-32190) filed July 31, 2013)

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
(Thomas E. Gottwald, President and Chief Executive Officer)
Date: February 19, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 19, 2014.

SIGNATURE	TITLE

/S/ BRUCE C. GOTTWALD	Chairman of the Board, Chairman of the Executive Committee, and Director
(Bruce C. Gottwald)

/S/ THOMAS E. GOTTWALD	President, Chief Executive Officer, and Director (Principal Executive Officer)
(Thomas E. Gottwald)

/S/ D. A. FIORENZA	Vice President and Chief Financial Officer (Principal Financial Officer)
(David A. Fiorenza)

/S/ WILLIAM J. SKROBACZ	Controller (Principal Accounting Officer)
(William J. Skrobacz)

/S/ PHYLLIS L. COTHRAN	Director
(Phyllis L. Cothran)

/S/ MARK M. GAMBILL	Director
(Mark M. Gambill)

/S/ PATRICK D. HANLEY	Director
(Patrick D. Hanley)

/S/ J. E. ROGERS	Director
(James E. Rogers)

/S/ C. B. WALKER	Director
(Charles B. Walker)

EXHIBIT INDEX

Exhibit 10.14	Summary of Compensation of Named Executive Officers

Exhibit 10.15	Summary of Directors’ Compensation

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges

Exhibit 21	Subsidiaries of the Registrant

Exhibit 23	Consent of Independent Registered Public Accounting Firm

Exhibit 31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Thomas E. Gottwald

Exhibit 31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by David A. Fiorenza

Exhibit 32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Thomas E. Gottwald

Exhibit 32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David A. Fiorenza

Exhibit 101	XBRL Instance Document and Related Items