Form 10-Q
period 2014-03-31
NEWMARKET CORP
filed 2014-04-30
CIK 1282637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Yes  ☐ No  ☒
Number of shares of common stock, without par value, outstanding as of March 31, 2014: 12,867,035

NEWMARKET CORPORATION

INDEX

PART I.     FINANCIAL INFORMATION
ITEM 1.     Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(in thousands, except per-share amounts)	Three Months Ended March 31,
	2014	2013
Net sales	$576,422	$559,750
Cost of goods sold	414,492	391,343
Gross profit	161,930	168,407
Selling, general, and administrative expenses	39,548	40,941
Research, development, and testing expenses	32,207	31,021
Operating profit	90,175	96,445
Interest and financing expenses, net	4,164	4,782
Other (expense) income, net	(2,216)	747
Income from continuing operations before income tax expense	83,795	92,410
Income tax expense	26,272	25,469
Income from continuing operations	57,523	66,941
Income from operations of discontinued business, net of tax	0	894
Net income	$57,523	$67,835

Earnings per share - basic and diluted:
Income from continuing operations	$4.43	$5.00
Income from discontinued operations	0.00	0.07
Net income	$4.43	$5.07
Cash dividends declared per common share	$1.10	$0.90

See accompanying Notes to Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(in thousands)	Three Months Ended March 31,
	2014	2013
Net income	$57,523	$67,835
Other comprehensive income (loss):
Pension plans and other postretirement benefits:
Amortization of prior service (credit) cost included in net periodic benefit cost, net of income tax (benefit) expense of $4 in 2014 and $2 in 2013	(3)	2
Amortization of actuarial net loss (gain) included in net periodic benefit cost, net of income tax expense (benefit) of $384 in 2014 and $794 in 2013	707	1,363
Amortization of transition obligation (asset) included in net periodic benefit cost, net of income tax expense (benefit) of $1 in 2014 and $3 in 2013	2	10
Total pension plans and other postretirement benefits	706	1,375
Reclassification adjustments for losses (gains) on derivative instruments included in net income, net of income tax expense (benefit) of $135 in 2013	0	213
Foreign currency translation adjustments, net of income tax (benefit) expense of $985 in 2014 and $(674) in 2013	1,025	(18,280)
Other comprehensive income (loss)	1,731	(16,692)
Comprehensive income	$59,254	$51,143

See accompanying Notes to Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share amounts)	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$146,657	$238,703
Trade and other accounts receivable, less allowance for doubtful accounts	340,407	309,847
Inventories:
Finished goods and work-in-process	271,403	257,446
Raw materials	44,725	41,799
Stores, supplies, and other	8,391	8,273
	324,519	307,518
Deferred income taxes	4,892	8,267
Prepaid expenses and other current assets	37,320	32,984
Total current assets	853,795	897,319
Property, plant, and equipment, at cost	990,703	985,196
Less accumulated depreciation and amortization	704,915	700,160
Net property, plant, and equipment	285,788	285,036
Prepaid pension cost	58,254	55,087
Deferred income taxes	20,772	22,961
Intangibles (net of amortization) and goodwill	21,787	23,319
Deferred charges and other assets	42,832	43,552
Total assets	$1,283,228	$1,327,274
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$128,083	$134,132
Accrued expenses	66,047	77,992
Dividends payable	12,765	12,996
Income taxes payable	16,284	11,419
Other current liabilities	7,854	11,075
Total current liabilities	231,033	247,614
Long-term debt	355,482	349,467
Other noncurrent liabilities	160,228	157,745
Total liabilities	746,743	754,826
Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock and paid-in capital (without par value; authorized shares - 80,000,000; issued and outstanding shares - 12,867,035 at March 31, 2014 and 13,099,356 at December 31, 2013)	0	0
Accumulated other comprehensive loss	(58,355)	(60,086)
Retained earnings	594,840	632,534
	536,485	572,448
Total liabilities and shareholders’ equity	$1,283,228	$1,327,274

See accompanying Notes to Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in thousands, except share and per-share amounts)	Common Stock and Paid-in Capital		Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2012	13,417,877	$721	$(110,689)	$512,173	$402,205
Net income				67,835	67,835
Other comprehensive income (loss)			(16,692)		(16,692)
Cash dividends ($0.90 per share)				(11,998)	(11,998)
Repurchases of common stock	(90,800)	(969)		(22,060)	(23,029)
Stock-based compensation		248			248
Balance at March 31, 2013	13,327,077	$0	$(127,381)	$545,950	$418,569

Balance at December 31, 2013	13,099,356	$0	$(60,086)	$632,534	$572,448
Net income				57,523	57,523
Other comprehensive income (loss)			1,731		1,731
Cash dividends ($1.10 per share)				(14,198)	(14,198)
Repurchases of common stock	(232,200)	(472)		(81,019)	(81,491)
Stock-based compensation	(121)	472			472
Balance at March 31, 2014	12,867,035	$0	$(58,355)	$594,840	$536,485

See accompanying Notes to Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands)	Three Months Ended March 31,
	2014	2013
Cash and cash equivalents at beginning of year	$238,703	$89,129
Cash flows from operating activities:
Net income	57,523	67,835
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	10,258	11,796
Noncash pension benefits expense	3,026	4,569
Noncash postretirement benefits expense	628	877
Deferred income tax expense	1,996	1,742
Unrealized gain on derivative instruments, net	(310)	(3,212)
Working capital changes	(66,764)	(55,707)
Cash pension benefits contributions	(4,819)	(7,573)
Cash postretirement benefits contributions	(383)	(458)
Other, net	3,226	7,259
Cash provided from (used in) operating activities	4,381	27,128
Cash flows from investing activities:
Capital expenditures	(9,251)	(16,109)
Deposits for interest rate swap	(1,325)	(2,982)
Return of deposits for interest rate swap	1,580	6,850
Other, net	(2,543)	(2,535)
Cash provided from (used in) investing activities	(11,539)	(14,776)
Cash flows from financing activities:
Net borrowings under revolving credit facility	6,000	1,000
Net (repayments) borrowings under lines of credit	(161)	811
Dividends paid	(14,200)	(11,998)
Debt issuance costs	0	(1,115)
Repurchases of common stock	(77,061)	(22,508)
Cash provided from (used in) financing activities	(85,422)	(33,810)
Effect of foreign exchange on cash and cash equivalents	534	(3,658)
Decrease in cash and cash equivalents	(92,046)	(25,116)
Cash and cash equivalents at end of period	$146,657	$64,013

See accompanying Notes to Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Financial Statement Presentation
In the opinion of management, the accompanying consolidated financial statements of NewMarket Corporation and its subsidiaries contain all necessary adjustments for the fair statement of, in all material respects, our consolidated financial position as of March 31, 2014 and December 31, 2013 and our consolidated results of operations, comprehensive income, changes in shareholder's equity, and cash flows for the three months ended March 31, 2014 and March 31, 2013. All adjustments are of a normal, recurring nature, unless otherwise disclosed. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the NewMarket Corporation Annual Report on Form 10-K for the year ended December 31, 2013 (2013 Annual Report), as filed with the Securities and Exchange Commission (SEC). The results of operations for the three month period ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014. The December 31, 2013 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
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

The components of income from operations of discontinued business, net of tax, were as follows:

(in thousands)	Three Months Ended March 31, 2013
Rental revenue	$2,858
Cost of rental	1,068
Interest and financing expenses, net	327
Income before income tax expense	1,463
Income tax expense	569
Income from operations of discontinued business, net of tax	$894

Interest and financing expenses, net include only amounts directly related to the Foundry Park I mortgage loan agreement (mortgage loan) and related interest rate swap. Other interest and financing expenses have not been allocated to discontinued operations. The Consolidated Statements of Cash Flows summarize the activity of discontinued operations and continuing operations together.

3.    Segment Information
The tables below show our consolidated segment results. The “All other” category includes the operations of the tetraethyl lead (TEL) business, as well as certain contract manufacturing performed by Ethyl Corporation (Ethyl).

Consolidated Revenue by Segment

	Three Months Ended March 31,
(in thousands)	2014	2013
Petroleum additives
Lubricant additives	$473,349	$452,672
Fuel additives	100,696	105,728
Total	574,045	558,400
All other	2,377	1,350
Consolidated revenue	$576,422	$559,750

Segment Operating Profit

	Three Months Ended March 31,
(in thousands)	2014	2013
Petroleum additives	$96,179	$102,028
All other	535	(401)
Segment operating profit	96,714	101,627
Corporate, general, and administrative expenses	(6,553)	(5,216)
Interest and financing expenses, net	(4,164)	(4,782)
Gain (loss) on interest rate swap agreement (a)	(2,233)	678
Other income, net	31	103
Income from continuing operations before income tax expense	$83,795	$92,410

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

4.    Pension Plans and Other Postretirement Benefits
The table below shows cash contributions made during the three months ended March 31, 2014, as well as the remaining cash contributions we expect to make during the year ending December 31, 2014 for both our domestic and foreign pension plans and postretirement benefit plans.

(in thousands)	Actual Cash Contributions for Three Months Ended March 31, 2014	Expected Remaining Cash Contributions for Year Ending December 31, 2014
Domestic plans
Pension benefits	$3,162	$9,486
Postretirement benefits	334	1,002
Foreign plans
Pension benefits	1,657	5,127
Postretirement benefits	49	149

The tables below present information on net periodic benefit cost for our pension and postretirement benefit plans.

	Domestic
	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,
(in thousands)	2014	2013	2014	2013
Service cost	$2,387	$2,663	$405	$499
Interest cost	2,738	2,384	692	682
Expected return on plan assets	(4,330)	(3,617)	(328)	(364)
Amortization of prior service cost	25	4	2	2
Amortization of actuarial net loss (gain)	977	1,801	(177)	0
Net periodic benefit cost	$1,797	$3,235	$594	$819

	Foreign
	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,
(in thousands)	2014	2013	2014	2013
Service cost	$1,495	$1,354	$2	$8
Interest cost	1,555	1,357	24	27
Expected return on plan assets	(2,079)	(1,729)	0	0
Amortization of prior service credit	(26)	(2)	0	0
Amortization of transition obligation	0	0	3	13
Amortization of actuarial net loss	284	354	5	10
Net periodic benefit cost	$1,229	$1,334	$34	$58

5.    Earnings Per Share
We had 20,100 shares of nonvested restricted stock at March 31, 2014 and 11,940 shares of nonvested restricted stock at March 31, 2013. The nonvested restricted stock is considered a participating security since the stock contains nonforfeitable rights to dividends. As such, we use the two-class method to compute basic and diluted earnings per share. The following table illustrates the earnings allocation method utilized in the calculation of basic and diluted earnings per share from continuing operations.

	Three Months Ended March 31,
(in thousands, except per-share amounts)	2014	2013
Earnings per share from continuing operations numerator:
Income from continuing operations attributable to common shareholders before allocation of earnings to participating securities	$57,523	$66,941
Income from continuing operations allocated to participating securities	90	61
Income from continuing operations attributable to common shareholders after allocation of earnings to participating securities	$57,433	$66,880
Earnings per share from continuing operations denominator:
Weighted-average number of shares of common stock outstanding - basic and diluted	12,953	13,376
Earnings per share from continuing operations - basic and diluted	$4.43	$5.00

6.    Intangibles (Net of Amortization) and Goodwill

	Identifiable Intangibles
	March 31, 2014		December 31, 2013
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Formulas and technology	$88,930	$78,426	$88,917	$77,217
Contracts	7,127	5,750	7,127	5,528
Customer bases	7,016	3,022	7,012	2,918
Trademarks and trade names	1,591	650	1,591	610
Goodwill	4,971		4,945
	$109,635	$87,848	$109,592	$86,273

All of the intangibles relate to the petroleum additives segment. The change in the gross carrying amount between 2013 and 2014 is due to foreign currency fluctuations. There is no accumulated goodwill impairment.
Amortization expense was (in thousands):

Three months ended March 31, 2014	$1,575
Three months ended March 31, 2013	1,864

Estimated amortization expense for the remainder of 2014, as well as annual amortization expense related to our intangible assets for the next five years is expected to be (in thousands):

2014	$4,588
2015	5,790
2016	1,910
2017	746
2018	715
2019	688

We amortize contracts over 1.5 to 10 years; customer bases over 20 years; and formulas and technology over 5 to 20 years. Trademarks and trade names are amortized over 10 years.

7.    Long-term Debt

(in thousands)	March 31, 2014	December 31, 2013
Senior notes - 4.10% due 2022	$349,482	$349,467
Revolving credit facility	6,000	0
	$355,482	$349,467

The outstanding senior notes have an aggregate principal amount of $350 million and are registered under the Securities Act of 1933.
The following table provides information related to the unused portion of our revolving credit facility at March 31, 2014 and December 31, 2013:

(in thousands)	March 31, 2014	December 31, 2013
Maximum borrowing capacity under the revolving credit facility	$650,000	$650,000
Outstanding borrowings under the revolving credit facility	6,000	0
Outstanding letters of credit	3,100	3,100
Unused portion of revolving credit facility	$640,900	$646,900

The average interest rate for borrowings under our revolving credit facility was 3.8% during the first three months of 2014 and 2.2% during 2013.
We were in compliance with all covenants under our debt agreements at March 31, 2014 and at December 31, 2013.

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
Environmental
We are involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination, disposal of hazardous waste, and other environmental matters at several of our current or former facilities, or at third-party sites where we have been designated as a potentially responsible party (PRP). We accrue for environmental remediation and monitoring activities for which costs can be reasonably estimated and are probable. These estimates are based on an assessment of the site, available clean-up methods, and prior experience in handling remediation. Recorded liabilities are discounted to present value (including an inflation factor in the estimate) only if we can reliably determine the amount and timing of future cash payments. While we believe we are currently adequately accrued for known environmental issues, it is possible that unexpected future costs could have a significant impact on our financial position, results of operations, and cash flows. Our total accruals for environmental remediation, dismantling, and decontamination were approximately $17 million at March 31, 2014 and $18 million at December 31, 2013.
Our more significant environmental sites include a former TEL plant site in Louisiana (the Louisiana site) and a former Houston, Texas plant site (the Texas site). Together, the amounts accrued on a discounted basis related to these sites represent approximately $11 million at both March 31, 2014 and December 31, 2013 of the total accrual above, using discount rates ranging from 3% to 9%. Of the total accrued for these two sites, the amount related to remediation of groundwater and soil at both March 31, 2014 and December 31, 2013 was $5 million for the Louisiana site and $6 million for the Texas site. The aggregate undiscounted amount for these sites was $15 million at March 31, 2014 and $16 million at December 31, 2013.
In 2000, the EPA named us as a PRP under Superfund law for the clean-up of soil and groundwater contamination at the five grouped disposal sites known as "Sauget Area 2 Sites" in Sauget, Illinois. Without admitting any fact, responsibility, fault, or liability in connection with this site, we are participating with other PRPs in site investigations and feasibility studies. In December 2013, the EPA issued its Record of Decision confirming its remedies for the selected Sauget Area 2 sites. We have accrued our estimated proportional share of the remedial costs and expenses addressed in the Record of Decision. We do not believe there is any additional information available as a basis for revision of the liability that we have established at March 31, 2014. The amount accrued for this site is not material.
Guarantees
We have agreements with several financial institutions that provide guarantees for certain business activities of our subsidiaries, including performance, insurance, credit, lease, and customs and excise guarantees. The parent company provides guarantees of the subsidiaries' performance under these agreements and also provides a guarantee for repayment of a line of credit for a subsidiary in China. Guarantees outstanding under all of these agreements at March 31, 2014 are $11 million. Certain of these guarantees are secured by letters of credit, all of which were issued under the $100 million letter of credit sub-facility of our revolving credit facility. The maximum potential amount of future payments under all other guarantees not secured by letters of credit at March 31, 2014 is $24 million. Expiration dates of the letters of credit and certain guarantees range from 2014 to 2021. Some of the guarantees have no expiration date. We renew letters of credit as necessary.

9.    Derivatives and Hedging Activities
We are exposed to certain risks arising from both our business operations and economic conditions. We primarily manage our exposures to a wide variety of business and operational risks through management of our core business activities.
We manage certain economic risks, including interest rate, liquidity, and credit risks, primarily by managing the amount, sources, and duration of our debt funding, as well as through the use of derivative financial instruments. Specifically, we have entered, and may enter in the future, into interest rate swaps to manage our exposure to interest rate movements.
Our foreign operations expose us to fluctuations of foreign exchange rates. These fluctuations may impact the value of our cash receipts and payments as compared to our reporting currency, the U.S. Dollar. To manage this exposure, we sometimes enter into foreign currency forward contracts to minimize currency exposure due to cash flows from foreign operations. There were no such contracts outstanding at March 31, 2014 or December 31, 2013.
Non-designated Hedges
On June 25, 2009, we entered into an interest rate swap with Goldman Sachs in the notional amount of $97 million and with a maturity date of January 19, 2022 (Goldman Sachs interest rate swap). NewMarket entered into the Goldman Sachs interest rate swap in connection with the termination of a loan application and related rate lock agreement between Foundry Park I and Principal Commercial Funding II, LLC (Principal). When the rate lock agreement was originally executed in 2007, Principal simultaneously entered into an interest rate swap with a third party to hedge Principal’s exposure to fluctuation in the ten-year United States Treasury Bond rate. Upon the termination of the rate lock agreement on June 25, 2009, Goldman Sachs both assumed Principal’s position with the third party and entered into an offsetting interest rate swap with NewMarket. Under the terms of this interest rate swap, NewMarket is making fixed rate payments at 5.3075% and Goldman Sachs makes variable rate payments based on three-month LIBOR. We have collateralized this exposure through cash deposits posted with Goldman Sachs amounting to $26 million at both March 31, 2014 and December 31, 2013.
We have made an accounting policy election to not offset derivative fair value amounts with the fair value amounts for the right to reclaim cash collateral under our master netting arrangement. We do not use hedge accounting for the Goldman Sachs interest rate swap, and therefore, immediately recognize any change in the fair value of this derivative financial instrument directly in earnings.
*****
The table below presents the fair value of our derivative financial instruments, as well as their classification on the Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013.

	Liability Derivatives
	March 31, 2014		December 31, 2013
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Not Designated as Hedging Instruments
Goldman Sachs interest rate swap	Accrued expenses and Other noncurrent liabilities	$20,901	Accrued expenses and Other noncurrent liabilities	$21,211

The following table presents the effect of our derivative financial instruments on the Consolidated Statements of Income.

Effect of Derivative Instruments on the Consolidated Statements of Income
Non-Designated Derivatives
(in thousands)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
		2014	2013
Goldman Sachs interest rate swap	Other (expense) income, net	$(2,233)	$678

Credit-risk Related Contingent Features
The agreement we have with our current derivative counterparty contains a provision where we could be declared in default on our derivative obligation if repayment of indebtedness is accelerated by our lender(s) due to our default on the indebtedness.
As of March 31, 2014, the fair value of the derivative in a net liability position related to this agreement, which includes accrued interest but excludes any adjustment for nonperformance risk, was $21 million. We have minimum collateral posting thresholds with the counterparty and have posted cash collateral of $26 million as of March 31, 2014. If required, we could have settled our obligations under the agreement at the termination value of $21 million at March 31, 2014.

10.    Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
The balances of, and changes in, the components of accumulated other comprehensive loss, net of tax, consist of the following:

(in thousands)	Pension Plans and Other Postretirement Benefits	Derivative Instruments	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2012	$(96,139)	$(4,173)	$(10,377)	$(110,689)
Other comprehensive income (loss) before reclassifications	0	0	(18,280)	(18,280)
Amounts reclassified from accumulated other comprehensive loss	1,375	213	0	1,588
Other comprehensive income (loss)	1,375	213	(18,280)	(16,692)
Balance at March 31, 2013	$(94,764)	$(3,960)	$(28,657)	$(127,381)

Balance at December 31, 2013	$(44,493)	$0	$(15,593)	$(60,086)
Other comprehensive income (loss) before reclassifications	0	0	1,025	1,025
Amounts reclassified from accumulated other comprehensive loss	706	0	0	706
Other comprehensive income (loss)	706	0	1,025	1,731
Balance at March 31, 2014	$(43,787)	$0	$(14,568)	$(58,355)

The following table illustrates the amounts, net of tax, reclassified out of each component of accumulated other comprehensive loss and their location within the respective line items on the Consolidated Statements of Income.

(in thousands)	Amount Reclassified from Accumulated Other Comprehensive Loss
Accumulated Other Comprehensive Loss Component	Three Months Ended March 31,		Affected Line Item on the Consolidated Statements of Income
	2014	2013
Pension plans and other postretirement benefits:
Amortization of prior service (credit) cost	$(3)	$2	(a)
Amortization of actuarial net loss	707	1,363	(a)
Amortization of transition obligation	2	10	(a)
Total pension plans and other postretirement benefits	706	1,375
Derivative instruments:
Amortization of mortgage loan interest rate swap	0	200	Income from operations of discontinued business, net of tax (b)
Amortization of construction loan interest rate swap	0	13	Income from operations of discontinued business, net of tax (b)
Total derivative instruments	0	213
Total reclassifications for the period	$706	$1,588

(a) These components of accumulated other comprehensive loss are included in the computation of net periodic benefit cost. See Note 4 in this Form 10-Q and Note 18 in our 2013 Annual Report for further information.

(b) Amounts relate to the Foundry Park I mortgage loan interest rate swap and the construction loan interest rate swap. Amounts are presented net of income tax expense of $127 thousand for the mortgage loan interest rates swap and $8 thousand for the construction loan interest rate swap. Due to the sale of the real estate assets of Foundry Park I in July 2013, the amounts recorded in accumulated other comprehensive loss for both interest rate swaps were completely recognized in the Consolidated Statements of Income in 2013.

11.    Fair Value Measurements
The following table provides information on assets and liabilities measured at fair value on a recurring basis. No material events occurred during the three months ended March 31, 2014 requiring adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

	Carrying Amount in Consolidated Balance Sheets		Fair Value Measurements Using
		Fair Value	Level 1	Level 2	Level 3
(in thousands)	March 31, 2014
Cash and cash equivalents	$146,657	$146,657	$146,657	$0	$0
Cash deposit for collateralized interest rate swap	25,584	25,584	25,584	0	0
Interest rate swap liability	20,901	20,901	0	20,901	0

	December 31, 2013
Cash and cash equivalents	$238,703	$238,703	$238,703	$0	$0
Cash deposit for collateralized interest rate swap	25,839	25,839	25,839	0	0
Interest rate swap liability	21,211	21,211	0	21,211	0

We determine the fair value of derivative instruments shown in the table above by using widely-accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the instrument. The analysis reflects the contractual term of the derivative, including the period to maturity, and uses observable market-based inputs.
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
Although we have determined that the majority of the inputs used to value our derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustment associated with the derivatives utilizes Level 3 inputs. These Level 3 inputs include estimates of current credit spreads to evaluate the likelihood of default by both us and the counterparties to the derivatives. As of March 31, 2014 and December 31, 2013, we have assessed the significance of the impact of the credit valuation adjustment on the overall valuation of our derivative and have determined that the credit valuation adjustment is not significant to the overall valuation of the derivative. Accordingly, we have determined that our derivative valuation should be classified in Level 2 of the fair value hierarchy.
We have made an accounting policy election to measure credit risk of any derivative financial instruments subject to master netting agreements on a net basis by counterparty portfolio.
Long-term debt – We record the value of our long-term debt at historical cost. The estimated fair value of our long-term debt is shown in the following table and is based primarily on estimated current rates available to us for debt of the same remaining duration and adjusted for nonperformance risk and credit risk. The estimated fair value is determined by the market standard practice of modeling the contractual cash flows required under the debt instrument and discounting the cash flows back to present value at the appropriate credit-risk adjusted market interest rates. For floating rate debt obligations, we use forward rates, derived from observable market yield curves, to project the expected cash flows we will be required to make under the debt instrument. We then discount those cash flows back to present value at the appropriate credit-risk adjusted market interest rates. The fair value is categorized as Level 2.

	March 31, 2014		December 31, 2013
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$355,482	$366,743	$349,467	$345,283

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
The following sets forth the Consolidating Statements of Income and Comprehensive Income for the three months ended March 31, 2014 and March 31, 2013; Consolidating Balance Sheets as of March 31, 2014 and December 31, 2013; and Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2014 and March 31, 2013 for the Parent Company, the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. The financial information is based on our understanding of the SEC's interpretation and application of Rule 3-10 of the SEC Regulation S-X. During 2013, certain subsidiaries that had been Guarantor Subsidiaries were released from their obligations under the revolving credit facility, and therefore were released as a Subsidiary Guarantor under the 4.10% senior notes. Prior periods have been revised to reflect the change in Guarantor Subsidiaries and Non-Guarantor subsidiaries.
The financial information may not necessarily be indicative of results of operations or financial position had the Guarantor Subsidiaries or Non-Guarantor Subsidiaries operated as independent entities. The Parent Company accounts for investments in these subsidiaries using the equity method.

NewMarket Corporation and Subsidiaries
Consolidating Statements of Income and Comprehensive Income
Three Months Ended March 31, 2014

(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$0	$208,274	$368,148	$0	$576,422
Cost of goods sold	0	101,674	312,818	0	414,492
Gross profit	0	106,600	55,330	0	161,930
Selling, general, and administrative expenses	1,729	20,879	16,940	0	39,548
Research, development, and testing expenses	0	22,030	10,177	0	32,207
Operating (loss) profit	(1,729)	63,691	28,213	0	90,175
Interest and financing expenses, net	4,348	(982)	798	0	4,164
Other income (expense), net	(2,232)	(25)	41	0	(2,216)
(Loss) income before income taxes and equity income of subsidiaries	(8,309)	64,648	27,456	0	83,795
Income tax (benefit) expense	(3,479)	21,651	8,100	0	26,272
Equity income of subsidiaries	62,353	0	0	(62,353)	0
Net income	57,523	42,997	19,356	(62,353)	57,523
Other comprehensive income (loss)	1,731	545	844	(1,389)	1,731
Comprehensive income	$59,254	$43,542	$20,200	$(63,742)	$59,254

NewMarket Corporation and Subsidiaries
Consolidating Statements of Income and Comprehensive Income
Three Months Ended March 31, 2013

(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$0	$220,065	$339,685	$0	$559,750
Cost of goods sold	0	111,294	280,049	0	391,343
Gross profit	0	108,771	59,636	0	168,407
Selling, general, and administrative expenses	1,685	21,076	18,180	0	40,941
Research, development, and testing expenses	0	21,953	9,068	0	31,021
Operating (loss) profit	(1,685)	65,742	32,388	0	96,445
Interest and financing expenses, net	4,810	(938)	910	0	4,782
Other income (expense), net	701	(5)	51	0	747
(Loss) income from continuing operations before income taxes and equity income of subsidiaries	(5,794)	66,675	31,529	0	92,410
Income tax (benefit) expense	(2,013)	24,898	2,584	0	25,469
Equity income of subsidiaries	71,616	0	0	(71,616)	0
Income from continuing operations	67,835	41,777	28,945	(71,616)	66,941
Income from operations of discontinued business, net of tax	0	0	894	0	894
Net income	67,835	41,777	29,839	(71,616)	67,835
Other comprehensive income (loss)	(16,692)	(3,771)	(13,744)	17,515	(16,692)
Comprehensive income	$51,143	$38,006	$16,095	$(54,101)	$51,143

NewMarket Corporation and Subsidiaries
Consolidating Balance Sheets
March 31, 2014

(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$38	$3,327	$143,292	$0	$146,657
Trade and other accounts receivable, net	5,431	105,964	232,001	(2,989)	340,407
Amounts due from affiliated companies	79,240	161,823	89,619	(330,682)	0
Inventories	0	123,832	200,687	0	324,519
Deferred income taxes	2,089	2,252	551	0	4,892
Prepaid expenses and other current assets	12,961	21,514	2,845	0	37,320
Total current assets	99,759	418,712	668,995	(333,671)	853,795
Amounts due from affiliated companies	0	113,697	8,025	(121,722)	0
Property, plant, and equipment, at cost	0	694,371	296,332	0	990,703
Less accumulated depreciation and amortization	0	557,829	147,086	0	704,915
Net property, plant, and equipment	0	136,542	149,246	0	285,788
Investment in consolidated subsidiaries	825,294	0	0	(825,294)	0
Prepaid pension cost	24,876	16,706	16,672	0	58,254
Deferred income taxes	20,866	0	7,045	(7,139)	20,772
Intangibles (net of amortization) and goodwill	0	15,577	6,210	0	21,787
Deferred charges and other assets	32,663	8,717	1,452	0	42,832
Total assets	$1,003,458	$709,951	$857,645	$(1,287,826)	$1,283,228
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$51	$82,995	$45,037	$0	$128,083
Accrued expenses	14,057	30,247	21,743	0	66,047
Dividends payable	12,765	0	0	0	12,765
Amounts due to affiliated companies	916	168,094	161,672	(330,682)	0
Income taxes payable	0	7,644	11,629	(2,989)	16,284
Other current liabilities	0	4,768	3,086	0	7,854
Total current liabilities	27,789	293,748	243,167	(333,671)	231,033
Long-term debt	355,482	0	0	0	355,482
Amounts due to affiliated companies	0	8,025	113,697	(121,722)	0
Other noncurrent liabilities	83,702	43,151	40,514	(7,139)	160,228
Total liabilities	466,973	344,924	397,378	(462,532)	746,743
Shareholders' equity:
Common stock and paid-in capital	0	260,776	126,661	(387,437)	0
Accumulated other comprehensive loss	(58,355)	(5,242)	(39,515)	44,757	(58,355)
Retained earnings	594,840	109,493	373,121	(482,614)	594,840
Total shareholders' equity	536,485	365,027	460,267	(825,294)	536,485
Total liabilities and shareholders' equity	$1,003,458	$709,951	$857,645	$(1,287,826)	$1,283,228

NewMarket Corporation and Subsidiaries
Consolidating Balance Sheets
December 31, 2013

(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$1,038	$102,205	$135,460	$0	$238,703
Trade and other accounts receivable, net	1,512	108,908	199,431	(4)	309,847
Amounts due from affiliated companies	0	139,710	77,098	(216,808)	0
Inventories	0	115,442	192,076	0	307,518
Deferred income taxes	2,600	4,919	748	0	8,267
Prepaid expenses and other current assets	13,055	17,886	2,043	0	32,984
Total current assets	18,205	489,070	606,856	(216,812)	897,319
Amounts due from affiliated companies	0	113,076	8,025	(121,101)	0
Property, plant, and equipment, at cost	0	692,024	293,172	0	985,196
Less accumulated depreciation and amortization	0	555,805	144,355	0	700,160
Net property, plant, and equipment	0	136,219	148,817	0	285,036
Investment in consolidated subsidiaries	955,560	0	0	(955,560)	0
Prepaid pension cost	23,276	16,092	15,719	0	55,087
Deferred income taxes	20,999	0	7,984	(6,022)	22,961
Intangibles (net of amortization) and goodwill	0	17,036	6,283	0	23,319
Deferred charges and other assets	33,257	9,014	1,281	0	43,552
Total assets	$1,051,297	$780,507	$794,965	$(1,299,495)	$1,327,274
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$6	$86,649	$47,477	$0	$134,132
Accrued expenses	10,788	46,401	20,803	0	77,992
Dividends payable	12,996	0	0	0	12,996
Amounts due to affiliated companies	23,183	77,098	116,527	(216,808)	0
Income taxes payable	0	0	11,423	(4)	11,419
Other current liabilities	0	7,828	3,247	0	11,075
Total current liabilities	46,973	217,976	199,477	(216,812)	247,614
Long-term debt	349,467	0	0	0	349,467
Amounts due to affiliated companies	0	8,025	113,076	(121,101)	0
Other noncurrent liabilities	82,409	41,014	40,344	(6,022)	157,745
Total liabilities	478,849	267,015	352,897	(343,935)	754,826
Shareholders' equity:
Common stock and paid-in capital	0	260,776	126,661	(387,437)	0
Accumulated other comprehensive loss	(60,086)	(5,786)	(40,360)	46,146	(60,086)
Retained earnings	632,534	258,502	355,767	(614,269)	632,534
Total shareholders' equity	572,448	513,492	442,068	(955,560)	572,448
Total liabilities and shareholders' equity	$1,051,297	$780,507	$794,965	$(1,299,495)	$1,327,274

NewMarket Corporation and Subsidiaries
Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2014

(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash provided from (used in) operating activities	$87,467	$92,131	$12,885	$(188,102)	$4,381
Cash flows from investing activities:
Capital expenditures	0	(5,825)	(3,426)	0	(9,251)
Deposits for interest rate swap	(1,325)	0	0	0	(1,325)
Return of deposits for interest rate swap	1,580	0	0	0	1,580
Other, net	(2,543)	0	0	0	(2,543)
Cash provided from (used in) investing activities	(2,288)	(5,825)	(3,426)	0	(11,539)
Cash flows from financing activities:
Net borrowings under revolving credit facility	6,000	0	0	0	6,000
Net borrowings (repayments) under lines of credit	0	0	(161)	0	(161)
Dividends paid	(14,200)	(194,007)	(2,000)	196,007	(14,200)
Repurchases of common stock	(77,061)	0	0	0	(77,061)
Financing from affiliated companies	(918)	8,823	0	(7,905)	0
Cash provided from (used in) financing activities	(86,179)	(185,184)	(2,161)	188,102	(85,422)
Effect of foreign exchange on cash and cash equivalents	0	0	534	0	534
(Decrease) increase in cash and cash equivalents	(1,000)	(98,878)	7,832	0	(92,046)
Cash and cash equivalents at beginning of year	1,038	102,205	135,460	0	238,703
Cash and cash equivalents at end of period	$38	$3,327	$143,292	$0	$146,657

NewMarket Corporation and Subsidiaries
Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2013

(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash provided from (used in) operating activities	$25,285	$72,788	$3,470	$(74,415)	$27,128
Cash flows from investing activities:
Capital expenditures	0	(8,243)	(7,866)	0	(16,109)
Deposits for interest rate swap	(2,982)	0	0	0	(2,982)
Return of deposits for interest rate swap	6,850	0	0	0	6,850
Other, net	(2,535)	0	0	0	(2,535)
Cash provided from (used in) investing activities	1,333	(8,243)	(7,866)	0	(14,776)
Cash flows from financing activities:
Net borrowings under revolving credit facility	1,000	0	0	0	1,000
Net borrowings (repayments) under lines of credit	0	0	811	0	811
Dividends paid	(11,998)	(86,585)	(9,916)	96,501	(11,998)
Debt issuance costs	(1,115)	0	0	0	(1,115)
Repurchases of common stock	(22,508)	0	0	0	(22,508)
Issuance of intercompany note payable, net	0	(3,135)	3,135	0	0
Repayment of intercompany note payable, net	3,006	0	(3,006)	0	0
Financing from affiliated companies	(1)	22,087	0	(22,086)	0
Cash provided from (used in) financing activities	(31,616)	(67,633)	(8,976)	74,415	(33,810)
Effect of foreign exchange on cash and cash equivalents	0	0	(3,658)	0	(3,658)
(Decrease) increase in cash and cash equivalents	(4,998)	(3,088)	(17,030)	0	(25,116)
Cash and cash equivalents at beginning of year	5,001	3,956	80,172	0	89,129
Cash and cash equivalents at end of period	$3	$868	$63,142	$0	$64,013

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
Factors that could cause actual results to differ materially from expectations include, but are not limited to, availability of raw materials and transportation systems; supply disruptions at single-sourced facilities; ability to respond effectively to technological changes in our industry; failure to protect our intellectual property rights; hazards common to chemical businesses; occurrence or threat of extraordinary events, including natural disasters and terrorist attacks; competition from other manufacturers; sudden or sharp raw materials price increases; gain or loss of significant customers; risks related to operating outside of the United States; the impact of fluctuations in foreign exchange rates; political, economic, and regulatory factors concerning our products; future governmental regulation; resolution of environmental liabilities or legal proceedings; inability to complete future acquisitions or successfully integrate future acquisitions into our business; and other factors detailed from time to time in the reports that NewMarket files with the Securities and Exchange Commission, including the risk factors in Item 1A. “Risk Factors” of our 2013 Annual Report on Form 10K (2013 Annual Report), which is available to shareholders upon request.
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

Overview
During the first three months of 2014, our business continued to perform well. Both revenue and product shipments increased over the three months of 2013, despite lower selling prices. While costs have trended higher, we continue to manage the business to deliver strong operating profit margins. We continue to invest in people, technology, processes, technical centers, and production capacity, in support of our business. In addition, our cash flow generation was sufficient to fund operations, including increased working capital needs. We continue to run our business for the long-run with the goal of helping our customers succeed in their marketplaces.
Also, during the first three months of 2014, we repurchased 232,200 shares of our common stock at a total cost of $81.5 million.

Results of Operations
Revenue
Three months 2014 consolidated revenue was $576.4 million which was an increase of 3.0% from the three months 2013 level of $559.8 million. The following table shows revenue by segment and product line.

	Three Months Ended March 31,
(in millions)	2014	2013
Petroleum additives
Lubricant additives	$473.3	$452.7
Fuel additives	100.7	105.7
Total	574.0	558.4
All other	2.4	1.4
Consolidated revenue	$576.4	$559.8

Petroleum Additives Segment
The primary regions in which we operate include North America, Latin America, Asia Pacific, and the Europe/Middle East/Africa/India (EMEAI) region. While there is some fluctuation, the percentage of revenue generated in the regions remains fairly consistent when comparing the three months of 2014 with the same period in 2013, as well as with the full year in 2013. In addition, the percentage of lubricant additives sales and fuel additives sales is also substantially consistent between periods.
Petroleum additives net sales for the three months of 2014 of $574.0 million increased $15.6 million, or approximately 2.8%, from $558.4 million for the first three months of 2013. From a regional perspective, both EMEAI and Asia Pacific reflected increased revenue when comparing the two three month periods, while revenues in North America and Latin America were down. The increase in revenue when comparing the two three month periods resulted primarily from increased lubricant additives shipments in the EMEAI and Asia Pacific regions, with smaller decreases in the North America and Latin America regions. Shipments of fuel additives were essentially flat when comparing the two three month periods. Nonetheless, shipments of higher priced fuel additives products decreased, but were offset by increased shipments of lower priced fuel additives products. Overall, petroleum additives product shipments increased approximately 5.9% between the two three month periods.
Petroleum additives net sales were also impacted by a reduction in selling prices, as well as a small unfavorable foreign currency impact. When comparing the two three month periods, the U.S. Dollar weakened against the European Union Euro (Euro) and the British Pound Sterling (Pound) resulting in a favorable foreign currency impact on revenue primarily from the impact of the Euro. The favorable foreign currency impact from the Euro and Pound were more than offset by several other currencies, including the Japanese Yen and the Indian Rupee, both of which weakened against the U.S. Dollar, resulting in an unfavorable foreign currency impact on net sales between the two three month periods.
The table below details the approximate components of the increase in net sales between the first three months of 2014 and 2013.

(in millions)	Three Months
Period ended March 31, 2013	$558.4
Lubricant additives shipments	28.6
Fuel additives shipments	(5.3)
Selling prices	(7.0)
Foreign currency impact, net	(0.7)
Period ended March 31, 2014	$574.0

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

The table below reports segment operating profit for the three months ended March 31, 2014 and March 31, 2013.

	Three Months Ended March 31,
(in millions)	2014	2013
Petroleum additives	$96.2	$102.0
All other	$0.5	$(0.4)

Petroleum Additives Segment
The petroleum additives operating profit decreased $5.8 million when comparing three months of 2014 to three months of 2013. This decrease between the 2014 and 2013 three month periods included an unfavorable foreign currency impact of about $6 million, reflected in miscellaneous costs. Excluding the impact of foreign currency, operating profit for lubricant additives products increased slightly, but was substantially offset by a small decrease in operating profit of fuel additives products. The operating profit margin was 16.8% for the three months of 2014, as compared to 18.3% for the three months of 2013. For the rolling four quarters ended March 31, 2014, the operating profit margin was 16.2%, which is in line with our expectations of the performance of our business over the long-term. While operating profit margins will fluctuate from quarter to quarter due to multiple factors, we do not operate our business differently from quarter to quarter. We believe the fundamentals of our business and industry are unchanged. We continue to focus on developing and delivering innovative, technology-driven solutions to our customers.
Gross profit results were unfavorable by $7.1 million when comparing the first three months of 2014 and 2013. Cost of sales as a percentage of revenue remained fairly consistent between the two periods at 72.1% for the three months of 2014 compared to 70.0% for the three months of 2013.
Unfavorable selling price variances, as discussed in the revenue section above, contributed over 100% of the reduction in gross profit between the 2014 and 2013 periods. Favorable volume variances, reflecting the increase in shipments, along with a small favorable variance in raw material costs were substantially offset by unfavorable variances in conversion and miscellaneous costs.
Selling, general, and administrative expenses (SG&A) for the three months of 2014 were $2.5 million, or 7.4%, lower than the three months of 2013. SG&A as a percentage of revenue was 5.6% for the three months of 2014 as compared to 6.2% for the three months of 2013. Our SG&A costs are primarily personnel-related and include salaries, benefits, and other costs associated with our workforce. There were no significant changes in these costs when comparing the two periods. The decrease in SG&A between the 2014 and 2013 three months periods resulted from several small decreases in non-personnel-related expenses, including professional fees and health, safety, and environmental expenses.
Research, development, and testing expenses (R&D) for the three months of 2014 increased $1.2 million, or 3.8%, from the three months of 2013 levels. Most of the increase was in support of the fuel additives product line. As a percentage of revenue, R&D was 5.6% for the three months of 2014 compared to 5.5% for the three months of 2013. Our approach to R&D investment, as it is with SG&A, is one of purposeful spending on programs to support our current product base and to ensure that we develop products to support our customers' programs in the future. R&D expenses include personnel-related costs, as well as internal and external testing of our products. Our expectation is that R&D will continue to increase in 2014.

The following discussion references the Consolidated Financial Statements beginning on page 3 of this Quarterly Report on Form 10-Q.

Interest and Financing Expenses
Interest and financing expenses were $4.2 million for three months 2014 and $4.8 million for three months 2013. The decrease in interest and financing expenses between the two periods of 2014 and 2013 primarily resulted from lower outstanding average debt.

Other (Expense) Income, Net
Other (expense) income, net was expense of $2.2 million for the three months of 2014 and income of $0.7 million for the three months of 2013. The amounts for both periods primarily reflect the loss in 2014 and the gain in 2013 on a derivative instrument representing an interest rate swap recorded at fair value through earnings. See Note 9 for additional information on the interest rate swap.

Income Tax Expense
Income tax expense was $26.3 million for the three months of 2014 and $25.5 million for the three months of 2013. The effective tax rate was 31.4% for the three months of 2014 and 27.6% for three months of 2013. The higher effective tax rate in 2014 as compared to 2013 resulted in a $3.2 million increase in income taxes when comparing the two three month periods. That increase was partially offset by the effects of the decrease in income before income tax expense which resulted in lower income tax expense of $2.4 million.
The effective tax rate for both the 2014 and 2013 periods includes the benefit of income in foreign jurisdictions with lower tax rates than the United States tax rate, as well as a substantial benefit from the domestic manufacturing tax deduction. The three months 2013 period reflects the effects of the research and development tax credit for three months 2013, as well as for all of 2012, as the legislation to extend such tax credits was retroactively signed into law in January 2013. The 2014 tax rate does not include a benefit for the current year research and development tax credit, as this credit has not been extended to 2014 by the United States Congress.

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

Cash Flows, Financial Condition, and Liquidity
Cash and cash equivalents at March 31, 2014 were $146.7 million, which was a decrease of $92.0 million since December 31, 2013.
Cash and cash equivalents held by our foreign subsidiaries amounted to approximately $143.3 million at March 31, 2014 and $135.4 million at December 31, 2013. A significant amount, but not all, of these foreign cash balances are associated with earnings that we have asserted are indefinitely reinvested. We plan to use these indefinitely reinvested earnings to support growth outside of the United States through funding of operating expenses, research and development expenses, capital expenditures, and other cash needs of our foreign subsidiaries. Periodically, we repatriate cash from our foreign subsidiaries to the United States through intercompany dividends. These intercompany dividends are paid only by subsidiaries whose earnings we have not asserted are indefinitely reinvested or whose earnings qualify as previously taxed income, as defined by the Internal Revenue Code. If circumstances were to change that would cause these indefinitely reinvested earnings to be repatriated, an incremental U.S. tax liability would be incurred. As part of our foreign subsidiary repatriation activities, we received cash dividends of $2.0 million for the three months ended March 31, 2014 and $9.7 million for the three months ended March 31, 2013.
We expect that cash from operations, together with borrowing available under our revolving credit facility, will continue to be sufficient to cover our operating needs for the foreseeable future.
Cash Flows – Operating Activities
Cash flows provided from operating activities for the three months 2014 were $4.4 million and included a decrease of $66.8 million due to higher working capital requirements, including higher accounts receivable and inventories, as well as lower accrued expenses. The increase in accounts receivable was primarily due to higher sales levels when comparing the first quarter of 2014 with the fourth quarter of 2013. The increase in inventories reflects normal variations in planning for future demand. The decrease in accrued expenses primarily reflects payments related to customer rebates made during three months 2014.
We had working capital of $622.8 million at March 31, 2014 and $649.7 million at December 31, 2013. The current ratio was 3.70 to 1 at March 31, 2014 and 3.62 to 1 at December 31, 2013.
Cash Flows – Investing Activities
Cash used in investing activities was $11.5 million during the three months of 2014 and included $9.3 million for capital expenditures. We estimate our total capital spending during 2014 will be approximately $100 million to $120 million reflecting anticipated spending on a new manufacturing facility in Singapore. We expect to continue to finance capital spending through cash on hand and cash provided from operations, together with borrowing available under our $650 million revolving credit facility.

Cash Flows – Financing Activities
Cash used in financing activities during the three months of 2014 amounted to $85.4 million. The cash was used to repurchase $77.1 million of our common stock and to pay dividends of $14.2 million. We borrowed $6.0 million under our revolving credit facility during the three months of 2014.
We had total long-term debt of $355.5 million at March 31, 2014, representing an increase of approximately $6.0 million in our total debt since December 31, 2013, due to borrowing $6 million on our revolving credit facility.
At March 31, 2014, in addition to the revolving credit facility, which is discussed below, we had outstanding senior notes in the aggregate principal amount of $350 million that bear interest at a fixed rate of 4.10% and are due in 2022. These senior notes are registered under the Securities Act of 1933.
A subsidiary in China has a short-term line of credit for operating purposes for $15 million with an outstanding balance of $3.1 million at March 31, 2014.
Revolving Credit Facility – At March 31, 2014, we had a $650 million multicurrency revolving credit facility, with a $100 million sublimit for multicurrency borrowings, a $100 million sublimit for letters of credit, and a $20 million sublimit for swingline loans. The agreement includes an expansion feature, which allows us, subject to certain conditions, to request an increase to the aggregate amount of the revolving credit facility or obtain incremental term loans in an amount up to $150 million. Borrowings bear interest at variable rates. The revolving credit facility matures on March 14, 2017.
The following table provides information related to the unused portion of our revolving credit facility:

(in millions)	March 31, 2014	December 31, 2013
Maximum borrowing capacity under the revolving credit facility	$650.0	$650.0
Outstanding borrowings under the revolving credit facility	6.0	0.0
Outstanding letters of credit	3.1	3.1
Unused portion of revolving credit facility	$640.9	$646.9

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
At March 31, 2014, the Leverage Ratio was 0.98 and the Interest Coverage Ratio was 19.79, while at December 31, 2013 the Leverage Ratio was 0.94 and the Interest Coverage Ratio was 19.54. We were in compliance with all covenants under both the revolving credit facility and the 4.10% senior notes at March 31, 2014 and December 31, 2013.
As a percentage of total capitalization (total debt and shareholders’ equity), our total debt percentage increased from 37.9% at December 31, 2013 to 39.9% at March 31, 2014. The change in the percentage was primarily the result of an increase in long-term debt and a decrease in shareholders’ equity. The decrease in shareholders’ equity reflects our earnings, offset by the impact of dividend payments and stock repurchases. Normally, we repay any outstanding long-term debt with cash from operations or refinancing activities.

Critical Accounting Policies and Estimates
This Form 10-Q and our 2013 Annual Report include discussions of our accounting principles, as well as methods and estimates used in the preparation of our financial statements. We also provide a discussion of Critical Accounting Policies and Estimates in our 2013 Annual Report on Form 10-K. We believe these discussions and financial statements fairly represent the financial position and results of operations of our company in all material respects.
There have been no significant changes in our critical accounting policies and estimates from those reported in our 2013 Annual Report.

Outlook
We are pleased with our operations and results for the first three months of the year. The results reinforce our confidence that our customer-focused approach to the market is the path on which to continue. We believe the fundamentals of how we run our business - a long-term view, safety-first culture, customer-focused solutions, technology-driven product offerings, world-class supply chain capability, and a regional organizational structure to better understand our customers' needs - will continue to pay dividends to all of our stakeholders.

We continue to have expectations that our petroleum additives segment will deliver good performance in 2014, after having posted record operating profit for each of the last several years. We expect that petroleum additives industry shipment demand will continue to grow at an average annual rate of 1% - 2% over the next five years, as there have been no significant changes in the positive fundamentals of the business. Over the long-term, we plan to exceed the industry growth rate. Over the past several years, we have made significant investments to expand our capabilities around the world. These investments have been in people, technology, processes, technical centers, and production capacity. We intend to use these new capabilities to improve our ability to deliver the goods and services that our customers value and to expand our business and improve profits. We will continue to expand our capabilities to provide even better service, technology, and customer solutions.

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

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk
At March 31, 2014, there were no significant changes in our market risk from the information provided in the 2013 Annual Report.

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
Management personnel for our geographic regions also represent that, to the best of their knowledge, the financial statements and other financial information from their respective regions, which are included in our consolidated financial statements, fairly present, in all material respects, the financial condition and results of operations of their respective regions as of and for the periods presented in the report.
Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the Exchange Act), we carried out an evaluation, with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures are effective.
There has been no change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds
On July 17, 2012, our Board of Directors approved a share repurchase program authorizing management to repurchase up to $250 million of NewMarket Corporation's outstanding common stock until December 31, 2014, as market conditions warrant and covenants under our existing agreements permit. We may conduct the share repurchases in the open market and in privately negotiated transactions. The repurchase program does not require NewMarket to acquire any specific number of shares and may be terminated or suspended at any time. Approximately $72 million remained available under the 2012 authorization at March 31, 2014. The following table outlines the purchases during the first quarter of 2014 under this authorization.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31	95,100	$327.87	95,100	$122,782,446
February 1 to February 28	67,700	349.80	67,700	99,100,681
March 1 to March 31	69,400	383.69	69,400	72,472,290
Total	232,200	350.95	232,200	72,472,290

On April 24, 2014, our Board of Directors approved a new share repurchase program authorizing management to repurchase up to $400 million of NewMarket Corporation's outstanding common stock until December 31, 2016, as market conditions warrant and covenants under our existing agreements permit. We may conduct the share repurchases in the open market and in privately negotiated transactions. The repurchase program does not require NewMarket to acquire any specific number of shares and may be terminated or suspended at any time. Also, the 2012 share repurchase program was terminated.

ITEM 6.     Exhibits

Exhibit 3.1	Articles of Incorporation Amended and Restated effective April 27, 2012 (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 1-32190) filed April 30, 2012)
Exhibit 3.2	NewMarket Corporation Bylaws Amended and Restated effective April 27, 2012 (incorporated by reference to Exhibit 3.2 to Form 8-K (File No. 1- 32190) filed April 30, 2012)
Exhibit 10.1	NewMarket Corporation 2014 Incentive Compensation and Stock Plan (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1- 32190) filed April 24, 2014)
Exhibit 31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald
Exhibit 31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by David A. Fiorenza
Exhibit 32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald
Exhibit 32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David A. Fiorenza
Exhibit 101	XBRL Instance Document and Related Items

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMARKET CORPORATION
(Registrant)

Date: April 30, 2014	By: /s/ D. A. Fiorenza
David A. Fiorenza
Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: April 30, 2014	By: /s/ William J. Skrobacz
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