Form 10-Q
period 2014-06-30
NEWMARKET CORP
filed 2014-07-30
CIK 1282637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Yes  ☐ No  ☒
Number of shares of common stock, without par value, outstanding as of June 30, 2014: 12,644,790

NEWMARKET CORPORATION

INDEX

PART I.     FINANCIAL INFORMATION
ITEM 1.     Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(in thousands, except per-share amounts)	Second Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	$620,438	$583,779	$1,196,860	$1,143,529
Cost of goods sold	439,692	414,351	854,184	805,694
Gross profit	180,746	169,428	342,676	337,835
Selling, general, and administrative expenses	40,913	39,921	80,461	80,862
Research, development, and testing expenses	35,367	36,429	67,574	67,450
Operating profit	104,466	93,078	194,641	189,523
Interest and financing expenses, net	4,346	4,573	8,510	9,355
Other (expense) income, net	(2,203)	5,374	(4,419)	6,121
Income from continuing operations before income tax expense	97,917	93,879	181,712	186,289
Income tax expense	31,153	29,495	57,425	54,964
Income from continuing operations	66,764	64,384	124,287	131,325
(Loss) income from operations of discontinued business, net of tax	0	(374)	0	520
Net income	$66,764	$64,010	$124,287	$131,845

Earnings per share - basic and diluted:
Income from continuing operations	$5.24	$4.84	$9.66	$9.84
(Loss) income from discontinued operations	0.00	(0.03)	0.00	0.04
Net income	$5.24	$4.81	$9.66	$9.88
Cash dividends declared per common share	$1.10	$0.90	$2.20	$1.80

See accompanying Notes to Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(in thousands)	Second Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$66,764	$64,010	$124,287	$131,845
Other comprehensive income (loss):
Pension plans and other postretirement benefits:
Amortization of prior service cost (credit) included in net periodic benefit cost, net of income tax expense (benefit) of $4 in second quarter 2014, $1 in second quarter 2013, $8 in six months 2014 and $3 in six months 2013	(3)	3	(6)	5
Actuarial net gain (loss) arising during the period, net of income tax expense (benefit) of $33 in second quarter and six months 2014 and $95 in second quarter and six months 2013	(90)	285	(90)	285
Amortization of actuarial net loss (gain) included in net periodic benefit cost, net of income tax expense (benefit) of $383 in second quarter 2014, $794 in second quarter 2013, $767 in six months 2014 and $1,588 in six months 2013	705	1,362	1,412	2,725
Settlements and curtailments, net of income tax expense (benefit) of $262 in second quarter and six months 2014 and $126 in second quarter and six months 2013	399	378	399	378
Amortization of transition obligation (asset) included in net periodic benefit cost, net of income tax expense (benefit) of $0 in second quarter 2014, $3 in second quarter 2013, $1 in six months 2014 and $6 in six months 2013	2	9	4	19
Total pension plans and other postretirement benefits	1,013	2,037	1,719	3,412
Reclassification adjustments for losses (gains) on derivative instruments included in net income, net of income tax expense (benefit) of $942 in second quarter 2013 and $1,077 in six months 2013	0	1,479	0	1,692
Foreign currency translation adjustments, net of income tax expense (benefit) of ($679) in second quarter 2014, ($1,084) in second quarter 2013, $306 in six months 2014 and ($1,758) in six months 2013	8,535	(4,130)	9,560	(22,410)
Other comprehensive income (loss)	9,548	(614)	11,279	(17,306)
Comprehensive income	$76,312	$63,396	$135,566	$114,539

See accompanying Notes to Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share amounts)	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$113,644	$238,703
Trade and other accounts receivable, less allowance for doubtful accounts	347,630	309,847
Inventories:
Finished goods and work-in-process	273,464	257,446
Raw materials	47,346	41,799
Stores, supplies, and other	8,573	8,273
	329,383	307,518
Deferred income taxes	6,346	8,267
Prepaid expenses and other current assets	36,029	32,984
Total current assets	833,032	897,319
Property, plant, and equipment, at cost	1,003,519	985,196
Less accumulated depreciation and amortization	713,072	700,160
Net property, plant, and equipment	290,447	285,036
Prepaid pension cost	61,882	55,087
Deferred income taxes	21,730	22,961
Intangibles (net of amortization) and goodwill	20,338	23,319
Deferred charges and other assets	44,921	43,552
Total assets	$1,272,350	$1,327,274
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$137,479	$134,132
Accrued expenses	73,006	77,992
Dividends payable	12,578	12,996
Income taxes payable	11,972	11,419
Other current liabilities	11,023	11,075
Total current liabilities	246,058	247,614
Long-term debt	353,497	349,467
Other noncurrent liabilities	159,298	157,745
Total liabilities	758,853	754,826
Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock and paid-in capital (without par value; authorized shares - 80,000,000; issued and outstanding shares - 12,644,790 at June 30, 2014 and 13,099,356 at December 31, 2013)	0	0
Accumulated other comprehensive loss	(48,807)	(60,086)
Retained earnings	562,304	632,534
	513,497	572,448
Total liabilities and shareholders’ equity	$1,272,350	$1,327,274

See accompanying Notes to Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in thousands, except share and per-share amounts)	Common Stock and Paid-in Capital		Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2012	13,417,877	$721	$(110,689)	$512,173	$402,205
Net income				131,845	131,845
Other comprehensive income (loss)			(17,306)		(17,306)
Cash dividends ($1.80 per share)				(23,980)	(23,980)
Repurchases of common stock	(105,400)	(1,051)		(25,747)	(26,798)
Stock-based compensation	(355)	469		10	479
Balance at June 30, 2013	13,312,122	$139	$(127,995)	$594,301	$466,445

Balance at December 31, 2013	13,099,356	$0	$(60,086)	$632,534	$572,448
Net income				124,287	124,287
Other comprehensive income (loss)			11,279		11,279
Cash dividends ($2.20 per share)				(28,155)	(28,155)
Repurchases of common stock	(454,400)	(964)		(166,365)	(167,329)
Stock-based compensation	(166)	964		3	967
Balance at June 30, 2014	12,644,790	$0	$(48,807)	$562,304	$513,497

See accompanying Notes to Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands)	Six Months Ended June 30,
	2014	2013
Cash and cash equivalents at beginning of year	$238,703	$89,129
Cash flows from operating activities:
Net income	124,287	131,845
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	20,719	25,884
Noncash pension benefits expense	6,060	9,240
Noncash postretirement benefits expense	1,123	1,824
Deferred income tax expense	411	2,413
Unrealized loss (gain) on derivative instruments, net	2,018	(8,239)
Working capital changes	(65,654)	(35,496)
Cash pension benefits contributions	(9,708)	(15,685)
Cash postretirement benefits contributions	(699)	(872)
Other, net	5,959	11,992
Cash provided from (used in) operating activities	84,516	122,906
Cash flows from investing activities:
Capital expenditures	(20,654)	(31,849)
Deposits for interest rate swap	(4,861)	(7,762)
Return of deposits for interest rate swap	2,930	17,110
Other, net	(2,485)	(2,464)
Cash provided from (used in) investing activities	(25,070)	(24,965)
Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facility	4,000	(60,000)
Net (repayments) borrowings under lines of credit	(151)	3,404
Dividends paid	(28,155)	(23,980)
Debt issuance costs	0	(1,145)
Repurchases of common stock	(162,867)	(26,798)
Cash provided from (used in) financing activities	(187,173)	(108,519)
Effect of foreign exchange on cash and cash equivalents	2,668	(5,006)
Decrease in cash and cash equivalents	(125,059)	(15,584)
Cash and cash equivalents at end of period	$113,644	$73,545

See accompanying Notes to Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Financial Statement Presentation
In the opinion of management, the accompanying consolidated financial statements of NewMarket Corporation and its subsidiaries contain all necessary adjustments for the fair statement of, in all material respects, our consolidated financial position as of June 30, 2014 and December 31, 2013, our consolidated results of operations and comprehensive income for the second quarter and six months ended June 30, 2014 and June 30, 2013, and our changes in shareholders' equity and cash flows for the six months ended June 30, 2014 and June 30, 2013. All adjustments are of a normal, recurring nature, unless otherwise disclosed. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the NewMarket Corporation Annual Report on Form 10-K for the year ended December 31, 2013 (2013 Annual Report), as filed with the Securities and Exchange Commission (SEC). The results of operations for the six month period ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014. The December 31, 2013 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
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

The components of (loss) income from operations of discontinued business, net of tax, were as follows:

(in thousands)	Second Quarter Ended June 30, 2013	Six Months Ended June 30, 2013
Rental revenue	$2,858	$5,716
Cost of rental	1,068	2,136
Interest, financing, and other expenses, net	2,401	2,728
(Loss) income before income tax expense	(611)	852
Income tax (benefit) expense	(237)	332
(Loss) income from operations of discontinued business, net of tax	$(374)	$520

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

Consolidated Revenue by Segment

	Second Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Petroleum additives
Lubricant additives	$513,421	$475,112	$986,770	$927,784
Fuel additives	104,084	106,227	204,780	211,955
Total	617,505	581,339	1,191,550	1,139,739
All other	2,933	2,440	5,310	3,790
Consolidated revenue	$620,438	$583,779	$1,196,860	$1,143,529

Segment Operating Profit

	Second Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Petroleum additives	$109,089	$97,790	$205,268	$199,818
All other	858	183	1,393	(218)
Segment operating profit	109,947	97,973	206,661	199,600
Corporate, general, and administrative expenses	(5,575)	(5,189)	(12,128)	(10,405)
Interest and financing expenses, net	(4,346)	(4,573)	(8,510)	(9,355)
Gain (loss) on interest rate swap agreement (a)	(2,270)	5,098	(4,503)	5,775
Other income, net	161	570	192	674
Income from continuing operations before income tax expense	$97,917	$93,879	$181,712	$186,289

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

4.    Pension Plans and Other Postretirement Benefits
The table below shows cash contributions made during the six months ended June 30, 2014, as well as the remaining cash contributions we expect to make during the year ending December 31, 2014 for both our domestic and foreign pension plans and postretirement benefit plans.

(in thousands)	Actual Cash Contributions for Six Months Ended June 30, 2014	Expected Remaining Cash Contributions for Year Ending December 31, 2014
Domestic plans
Pension benefits	$6,325	$8,750
Postretirement benefits	645	645
Foreign plans
Pension benefits	3,383	3,471
Postretirement benefits	54	0

The tables below present information on net periodic benefit cost for our pension and postretirement benefit plans.

	Domestic
	Pension Benefits		Postretirement Benefits
	Second Quarter Ended June 30,
(in thousands)	2014	2013	2014	2013
Service cost	$2,388	$2,664	$405	$499
Interest cost	2,737	2,383	690	681
Expected return on plan assets	(4,331)	(3,617)	(328)	(364)
Amortization of prior service cost	25	4	3	3
Amortization of actuarial net loss (gain)	978	1,801	(176)	0
Net periodic benefit cost (income)	$1,797	$3,235	$594	$819

	Domestic
	Pension Benefits		Postretirement Benefits
	Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Service cost	$4,775	$5,327	$810	$998
Interest cost	5,475	4,767	1,382	1,363
Expected return on plan assets	(8,661)	(7,234)	(656)	(728)
Amortization of prior service cost	50	8	5	5
Amortization of actuarial net loss (gain)	1,955	3,602	(353)	0
Net periodic benefit cost (income)	$3,594	$6,470	$1,188	$1,638

	Foreign
	Pension Benefits		Postretirement Benefits
	Second Quarter Ended June 30,
(in thousands)	2014	2013	2014	2013
Service cost	$1,506	$1,321	$1	$8
Interest cost	1,569	1,324	17	26
Expected return on plan assets	(2,098)	(1,686)	0	0
Amortization of prior service credit	(26)	(2)	0	0
Amortization of transition obligation	0	0	2	13
Amortization of actuarial net loss	286	346	3	10
Settlements and curtailments	0	133	(122)	71
Net periodic benefit cost (income)	$1,237	$1,436	$(99)	$128

	Foreign
	Pension Benefits		Postretirement Benefits
	Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Service cost	$3,001	$2,675	$3	$16
Interest cost	3,124	2,681	41	53
Expected return on plan assets	(4,177)	(3,415)	0	0
Amortization of prior service credit	(52)	(4)	0	0
Amortization of transition obligation	0	0	5	26
Amortization of actuarial net loss	570	700	8	20
Settlements and curtailments	0	133	(122)	71
Net periodic benefit cost (income)	$2,466	$2,770	$(65)	$186

The 2013 settlements and curtailments amounts in the tables above reflect the workforce reduction at our Ethyl Canada facility as a result of the decision to discontinue the production of a fuel additive at this facility. The 2014 amounts reflect the termination of the Ethyl Canada postretirement plan.

5.    Earnings Per Share
We had 19,865 shares of nonvested restricted stock at June 30, 2014 and 11,585 shares of nonvested restricted stock at June 30, 2013. The nonvested restricted stock is considered a participating security since the stock contains nonforfeitable rights to dividends. As such, we use the two-class method to compute basic and diluted earnings per share. The following table illustrates the earnings allocation method utilized in the calculation of basic and diluted earnings per share from continuing operations.

	Second Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per-share amounts)	2014	2013	2014	2013
Earnings per share from continuing operations numerator:
Income from continuing operations attributable to common shareholders before allocation of earnings to participating securities	$66,764	$64,384	$124,287	$131,325
Income from continuing operations allocated to participating securities	102	44	192	105
Income from continuing operations attributable to common shareholders after allocation of earnings to participating securities	$66,662	$64,340	$124,095	$131,220
Earnings per share from continuing operations denominator:
Weighted-average number of shares of common stock outstanding - basic and diluted	12,732	13,303	12,842	13,340
Earnings per share from continuing operations - basic and diluted	$5.24	$4.84	$9.66	$9.84

6.    Intangibles (Net of Amortization) and Goodwill

	Identifiable Intangibles
	June 30, 2014		December 31, 2013
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Formulas and technology	$88,970	$79,635	$88,917	$77,217
Contracts	7,127	5,973	7,127	5,528
Customer bases	7,026	3,126	7,012	2,918
Trademarks and trade names	1,600	690	1,591	610
Goodwill	5,039		4,945
	$109,762	$89,424	$109,592	$86,273

All of the intangibles relate to the petroleum additives segment. The change in the gross carrying amount between 2013 and 2014 is due to foreign currency fluctuations. There is no accumulated goodwill impairment.
Amortization expense was (in thousands):

Second quarter ended June 30, 2014	$1,576
Six months ended June 30, 2014	3,151
Second quarter ended June 30, 2013	1,864
Six months ended June 30, 2013	3,728

Estimated amortization expense for the remainder of 2014, as well as annual amortization expense related to our intangible assets for the next five years is expected to be (in thousands):

2014	$3,012
2015	5,790
2016	1,910
2017	746
2018	715
2019	688

We amortize contracts over 1.5 to 10 years; customer bases over 20 years; and formulas and technology over 5 to 20 years. Trademarks and trade names are amortized over 10 years.

7.    Long-term Debt

(in thousands)	June 30, 2014	December 31, 2013
Senior notes - 4.10% due 2022	$349,497	$349,467
Revolving credit facility	4,000	0
	$353,497	$349,467

The outstanding senior notes have an aggregate principal amount of $350 million and are registered under the Securities Act of 1933.
The following table provides information related to the unused portion of our revolving credit facility:

(in thousands)	June 30, 2014	December 31, 2013
Maximum borrowing capacity under the revolving credit facility	$650,000	$650,000
Outstanding borrowings under the revolving credit facility	4,000	0
Outstanding letters of credit	3,100	3,100
Unused portion of revolving credit facility	$642,900	$646,900

The average interest rate for borrowings under our revolving credit facility was 3.8% during the first six months of 2014 and 2.2% during 2013.
We were in compliance with all covenants under our debt agreements at June 30, 2014 and at December 31, 2013.

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
Environmental
We are involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination, disposal of hazardous waste, and other environmental matters at several of our current or former facilities, or at third-party sites where we have been designated as a potentially responsible party (PRP). We accrue for environmental remediation and monitoring activities for which costs can be reasonably estimated and are probable. These estimates are based on an assessment of the site, available clean-up methods, and prior experience in handling remediation. Recorded liabilities are discounted to present value (including an inflation factor in the estimate) only if we can reliably determine the amount and timing of future cash payments. While we believe we are currently adequately accrued for known environmental issues, it is possible that unexpected future costs could have a significant impact on our financial position, results of operations, and cash flows. Our total accruals for environmental remediation, dismantling, and decontamination were approximately $17 million at June 30, 2014 and $18 million at December 31, 2013.
Our more significant environmental sites include a former TEL plant site in Louisiana (the Louisiana site) and a former Houston, Texas plant site (the Texas site). Together, the amounts accrued on a discounted basis related to these sites represent approximately $11 million at both June 30, 2014 and December 31, 2013 of the total accrual above, using discount rates ranging from 3% to 9%. Of the total accrued for these two sites, the amount related to remediation of groundwater and soil at both June 30, 2014 and December 31, 2013 was $5 million for the Louisiana site and $6 million for the Texas site. The aggregate undiscounted amount for these sites was $15 million at June 30, 2014 and $16 million at December 31, 2013.
In 2000, the EPA named us as a PRP under Superfund law for the clean-up of soil and groundwater contamination at the five grouped disposal sites known as "Sauget Area 2 Sites" in Sauget, Illinois. Without admitting any fact, responsibility, fault, or liability in connection with this site, we are participating with other PRPs in site investigations and feasibility studies. In December 2013, the EPA issued its Record of Decision confirming its remedies for the selected Sauget Area 2 sites. We have accrued our estimated proportional share of the remedial costs and expenses addressed in the Record of Decision. We do not believe there is any additional information available as a basis for revision of the liability that we have established at June 30, 2014. The amount accrued for this site is not material.
Guarantees
We have agreements with several financial institutions that provide guarantees for certain business activities of our subsidiaries, including performance, insurance, credit, and lease guarantees. The parent company provides guarantees of the subsidiaries' performance under these agreements and also provides a guarantee for repayment of a line of credit for a subsidiary in China. Guarantees outstanding under all of these agreements at June 30, 2014 are $6 million. Certain of these guarantees are secured by letters of credit, all of which were issued under the $100 million letter of credit sub-facility of our revolving credit facility. The maximum potential amount of future payments under all other guarantees not secured by letters of credit at June 30, 2014 is $17 million. Expiration dates of the letters of credit and certain guarantees range from 2014 to 2015. Some of the guarantees have no expiration date. We renew letters of credit as necessary.

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
Our foreign operations expose us to fluctuations of foreign exchange rates. These fluctuations may impact the value of our cash receipts and payments as compared to our reporting currency, the U.S. Dollar. To manage this exposure, we sometimes enter into foreign currency forward contracts to minimize currency exposure due to cash flows from foreign operations. There were no such contracts outstanding at June 30, 2014 or December 31, 2013.
Non-designated Hedges
On June 25, 2009, we entered into an interest rate swap with Goldman Sachs in the notional amount of $97 million and with a maturity date of January 19, 2022 (Goldman Sachs interest rate swap). NewMarket entered into the Goldman Sachs interest rate swap in connection with the termination of a loan application and related rate lock agreement between Foundry Park I and Principal Commercial Funding II, LLC (Principal). When the rate lock agreement was originally executed in 2007, Principal simultaneously entered into an interest rate swap with a third party to hedge Principal’s exposure to fluctuation in the ten-year United States Treasury Bond rate. Upon the termination of the rate lock agreement on June 25, 2009, Goldman Sachs both assumed Principal’s position with the third party and entered into an offsetting interest rate swap with NewMarket. Under the terms of this interest rate swap, NewMarket is making fixed rate payments at 5.3075% and Goldman Sachs makes variable rate payments based on three-month LIBOR. We have collateralized this exposure through cash deposits posted with Goldman Sachs amounting to $28 million at June 30, 2014 and $26 million at December 31, 2013.
We have made an accounting policy election to not offset derivative fair value amounts with the fair value amounts for the right to reclaim cash collateral under our master netting arrangement. We do not use hedge accounting for the Goldman Sachs interest rate swap, and therefore, immediately recognize any change in the fair value of this derivative financial instrument directly in earnings.
*****
The table below presents the fair value of our derivative financial instruments, as well as their classification on the Consolidated Balance Sheets.

	Liability Derivatives
	June 30, 2014		December 31, 2013
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Not Designated as Hedging Instruments
Goldman Sachs interest rate swap	Accrued expenses and Other noncurrent liabilities	$23,229	Accrued expenses and Other noncurrent liabilities	$21,211

The following table presents the effect of our derivative financial instruments on the Consolidated Statements of Income.
Effect of Derivative Instruments on the Consolidated Statements of Income
Non-Designated Derivatives
(in thousands)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Second Quarter Ended June 30,		Six Months Ended June 30,
		2014	2013	2014	2013
Goldman Sachs interest rate swap	Other (expense) income, net	$(2,270)	$5,097	$(4,503)	$5,775

Credit-risk Related Contingent Features
The agreement we have with our current derivative counterparty contains a provision where we could be declared in default on our derivative obligation if repayment of indebtedness is accelerated by our lender(s) due to our default on the indebtedness.
As of June 30, 2014, the fair value of the derivative in a net liability position related to this agreement, which includes accrued interest but excludes any adjustment for nonperformance risk, was $23 million. We have minimum collateral posting thresholds with the counterparty and have posted cash collateral of $28 million as of June 30, 2014. If required, we could have settled our obligations under the agreement at the termination value of $23 million at June 30, 2014.

10.    Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
The balances of, and changes in, the components of accumulated other comprehensive loss, net of tax, consist of the following:

(in thousands)	Pension Plans and Other Postretirement Benefits	Derivative Instruments	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2012	$(96,139)	$(4,173)	$(10,377)	$(110,689)
Other comprehensive income (loss) before reclassifications	285	0	(22,410)	(22,125)
Amounts reclassified from accumulated other comprehensive loss	3,127	1,692	0	4,819
Other comprehensive income (loss)	3,412	1,692	(22,410)	(17,306)
Balance at June 30, 2013	$(92,727)	$(2,481)	$(32,787)	$(127,995)

Balance at December 31, 2013	$(44,493)	$0	$(15,593)	$(60,086)
Other comprehensive income (loss) before reclassifications	(90)	0	9,560	9,470
Amounts reclassified from accumulated other comprehensive loss	1,809	0	0	1,809
Other comprehensive income (loss)	1,719	0	9,560	11,279
Balance at June 30, 2014	$(42,774)	$0	$(6,033)	$(48,807)

The following table illustrates the amounts, net of tax, reclassified out of each component of accumulated other comprehensive loss and their location within the respective line items on the Consolidated Statements of Income.

(in thousands)	Amount Reclassified from Accumulated Other Comprehensive Loss
Accumulated Other Comprehensive Loss Component	Second Quarter Ended June 30,		Six Months Ended June 30,		Affected Line Item on the Consolidated Statements of Income
	2014	2013	2014	2013
Pension plans and other postretirement benefits:
Amortization of prior service (credit) cost	$(3)	$3	$(6)	$5	(a)
Amortization of actuarial net loss	705	1,362	1,412	2,725	(a)
Settlements and curtailments	399	378	399	378	(a)
Amortization of transition obligation	2	9	4	19	(a)
Total pension plans and other postretirement benefits	1,103	1,752	1,809	3,127
Derivative instruments:
Amortization of mortgage loan interest rate swap	0	1,466	0	1,666	(Loss) income from operations of discontinued business, net of tax (b)
Amortization of construction loan interest rate swap	0	13	0	26	(Loss) income from operations of discontinued business, net of tax (b)
Total derivative instruments	0	1,479	0	1,692
Total reclassifications for the period	$1,103	$3,231	$1,809	$4,819

(a) These components of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (income). See Note 4 in this Form 10-Q and Note 18 in our 2013 Annual Report for further information.

(b) Amounts relate to the Foundry Park I mortgage loan interest rate swap and the construction loan interest rate swap. Amounts are presented net of income tax expense of $934 thousand for the mortgage loan interest rate swap and $8 thousand for the construction loan interest rate swap for the second quarter ended June 30, 2013 and $1.1 million for the mortgage loan interest rates swap and $16 thousand for the construction loan interest rate swap for the six months ended June 30, 2013. Due to the sale of the real estate assets of Foundry Park I in July 2013, the amounts recorded in accumulated other comprehensive loss for both interest rate swaps were completely recognized in the Consolidated Statements of Income in 2013.

11.    Fair Value Measurements
The following table provides information on assets and liabilities measured at fair value on a recurring basis. No material events occurred during the six months ended June 30, 2014 requiring adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

	Carrying Amount in Consolidated Balance Sheets		Fair Value Measurements Using
		Fair Value	Level 1	Level 2	Level 3
(in thousands)	June 30, 2014
Cash and cash equivalents	$113,644	$113,644	$113,644	$0	$0
Cash deposit for collateralized interest rate swap	27,770	27,770	27,770	0	0
Interest rate swap liability	23,229	23,229	0	23,229	0

	December 31, 2013
Cash and cash equivalents	$238,703	$238,703	$238,703	$0	$0
Cash deposit for collateralized interest rate swap	25,839	25,839	25,839	0	0
Interest rate swap liability	21,211	21,211	0	21,211	0

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
Although we have determined that the majority of the inputs used to value our derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustment associated with the derivative utilizes Level 3 inputs. These Level 3 inputs include estimates of current credit spreads to evaluate the likelihood of default by both us and the counterparties to the derivative. As of June 30, 2014 and December 31, 2013, we have assessed the significance of the impact of the credit valuation adjustment on the overall valuation of our derivative and have determined that the credit valuation adjustment is not significant to the overall valuation of the derivative. Accordingly, we have determined that our derivative valuation should be classified in Level 2 of the fair value hierarchy.
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

	June 30, 2014		December 31, 2013
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$353,497	$375,319	$349,467	$345,283

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
The following sets forth the Consolidating Statements of Income and Comprehensive Income for the second quarter and six months ended June 30, 2014 and June 30, 2013; Consolidating Balance Sheets as of June 30, 2014 and December 31, 2013; and Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2014 and June 30, 2013 for the Parent Company, the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. The financial information is based on our understanding of the SEC's interpretation and application of Rule 3-10 of the SEC Regulation S-X. During 2013, certain subsidiaries that had been Guarantor Subsidiaries were released from their obligations under the revolving credit facility, and therefore were released as a Subsidiary Guarantor under the 4.10% senior notes. Prior periods have been revised to reflect the change in Guarantor Subsidiaries and Non-Guarantor subsidiaries.
The financial information may not necessarily be indicative of results of operations or financial position had the Guarantor Subsidiaries or Non-Guarantor Subsidiaries operated as independent entities. The Parent Company accounts for investments in these subsidiaries using the equity method.

NewMarket Corporation and Subsidiaries
Consolidating Statements of Income and Comprehensive Income
Second Quarter Ended June 30, 2014

(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$0	$239,631	$380,807	$0	$620,438
Cost of goods sold	0	117,140	322,552	0	439,692
Gross profit	0	122,491	58,255	0	180,746
Selling, general, and administrative expenses	1,609	22,131	17,173	0	40,913
Research, development, and testing expenses	0	25,604	9,763	0	35,367
Operating (loss) profit	(1,609)	74,756	31,319	0	104,466
Interest and financing expenses, net	4,535	(1,028)	839	0	4,346
Other (expense) income, net	(2,260)	(36)	93	0	(2,203)
(Loss) income before income taxes and equity income of subsidiaries	(8,404)	75,748	30,573	0	97,917
Income tax (benefit) expense	(3,505)	27,556	7,102	0	31,153
Equity income of subsidiaries	71,663	0	0	(71,663)	0
Net income	66,764	48,192	23,471	(71,663)	66,764
Other comprehensive income (loss)	9,548	1,448	7,758	(9,206)	9,548
Comprehensive income	$76,312	$49,640	$31,229	$(80,869)	$76,312

NewMarket Corporation and Subsidiaries
Consolidating Statements of Income and Comprehensive Income
Second Quarter Ended June 30, 2013

(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$0	$233,955	$349,824	$0	$583,779
Cost of goods sold	0	122,851	291,500	0	414,351
Gross profit	0	111,104	58,324	0	169,428
Selling, general, and administrative expenses	1,779	22,059	16,083	0	39,921
Research, development, and testing expenses	0	24,104	12,325	0	36,429
Operating (loss) profit	(1,779)	64,941	29,916	0	93,078
Interest and financing expenses, net	4,749	(1,072)	896	0	4,573
Other (expense) income, net	5,118	(1)	257	0	5,374
(Loss) income from continuing operations before income taxes and equity income of subsidiaries	(1,410)	66,012	29,277	0	93,879
Income tax (benefit) expense	(759)	16,898	13,356	0	29,495
Equity income of subsidiaries	64,661	0	0	(64,661)	0
Income from continuing operations	64,010	49,114	15,921	(64,661)	64,384
(Loss) income from operations of discontinued business, net of tax	0	0	(374)	0	(374)
Net income	64,010	49,114	15,547	(64,661)	64,010
Other comprehensive income (loss)	(614)	665	(2,102)	1,437	(614)
Comprehensive income	$63,396	$49,779	$13,445	$(63,224)	$63,396

NewMarket Corporation and Subsidiaries
Consolidating Statements of Income and Comprehensive Income
Six Months Ended June 30, 2014

(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$0	$447,905	$748,955	$0	$1,196,860
Cost of goods sold	0	218,814	635,370	0	854,184
Gross profit	0	229,091	113,585	0	342,676
Selling, general, and administrative expenses	3,338	43,010	34,113	0	80,461
Research, development, and testing expenses	0	47,634	19,940	0	67,574
Operating (loss) profit	(3,338)	138,447	59,532	0	194,641
Interest and financing expenses, net	8,883	(2,010)	1,637	0	8,510
Other (expense) income, net	(4,492)	(61)	134	0	(4,419)
(Loss) income before income taxes and equity income of subsidiaries	(16,713)	140,396	58,029	0	181,712
Income tax (benefit) expense	(6,984)	49,207	15,202	0	57,425
Equity income of subsidiaries	134,016	0	0	(134,016)	0
Net income	124,287	91,189	42,827	(134,016)	124,287
Other comprehensive income (loss)	11,279	1,993	8,602	(10,595)	11,279
Comprehensive income	$135,566	$93,182	$51,429	$(144,611)	$135,566

NewMarket Corporation and Subsidiaries
Consolidating Statements of Income and Comprehensive Income
Six Months Ended June 30, 2013

(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$0	$454,020	$689,509	$0	$1,143,529
Cost of goods sold	0	234,145	571,549	0	805,694
Gross profit	0	219,875	117,960	0	337,835
Selling, general, and administrative expenses	3,464	43,135	34,263	0	80,862
Research, development, and testing expenses	0	46,057	21,393	0	67,450
Operating (loss) profit	(3,464)	130,683	62,304	0	189,523
Interest and financing expenses, net	9,559	(2,010)	1,806	0	9,355
Other (expense) income, net	5,819	(6)	308	0	6,121
(Loss) income from continuing operations before income taxes and equity income of subsidiaries	(7,204)	132,687	60,806	0	186,289
Income tax (benefit) expense	(2,772)	41,796	15,940	0	54,964
Equity income of subsidiaries	136,277	0	0	(136,277)	0
Income from continuing operations	131,845	90,891	44,866	(136,277)	131,325
(Loss) income from operations of discontinued business, net of tax	0	0	520	0	520
Net income	131,845	90,891	45,386	(136,277)	131,845
Other comprehensive income (loss)	(17,306)	(3,105)	(15,847)	18,952	(17,306)
Comprehensive income	$114,539	$87,786	$29,539	$(117,325)	$114,539

NewMarket Corporation and Subsidiaries
Consolidating Balance Sheets
June 30, 2014

(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$38	$3,443	$110,163	$0	$113,644
Trade and other accounts receivable, net	1,714	109,668	236,248	0	347,630
Amounts due from affiliated companies	88,743	238,071	89,755	(416,569)	0
Inventories	0	123,005	206,378	0	329,383
Deferred income taxes	2,590	3,313	443	0	6,346
Prepaid expenses and other current assets	12,721	20,496	2,812	0	36,029
Total current assets	105,806	497,996	645,799	(416,569)	833,032
Amounts due from affiliated companies	0	112,289	8,025	(120,314)	0
Property, plant, and equipment, at cost	0	701,212	302,307	0	1,003,519
Less accumulated depreciation and amortization	0	563,444	149,628	0	713,072
Net property, plant, and equipment	0	137,768	152,679	0	290,447
Investment in consolidated subsidiaries	906,161	0	0	(906,161)	0
Prepaid pension cost	26,476	17,320	18,086	0	61,882
Deferred income taxes	20,756	0	7,158	(6,184)	21,730
Intangibles (net of amortization) and goodwill	0	14,117	6,221	0	20,338
Deferred charges and other assets	34,509	9,129	1,283	0	44,921
Total assets	$1,093,708	$788,619	$839,251	$(1,449,228)	$1,272,350
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$6	$82,305	$55,168	$0	$137,479
Accrued expenses	11,972	38,475	22,559	0	73,006
Dividends payable	12,578	0	0	0	12,578
Amounts due to affiliated companies	117,104	177,157	122,308	(416,569)	0
Income taxes payable	0	384	11,588	0	11,972
Other current liabilities	0	7,927	3,096	0	11,023
Total current liabilities	141,660	306,248	214,719	(416,569)	246,058
Long-term debt	353,497	0	0	0	353,497
Amounts due to affiliated companies	0	8,025	112,289	(120,314)	0
Other noncurrent liabilities	85,054	41,537	38,891	(6,184)	159,298
Total liabilities	580,211	355,810	365,899	(543,067)	758,853
Shareholders' equity:
Common stock and paid-in capital	0	260,776	126,662	(387,438)	0
Accumulated other comprehensive loss	(48,807)	(3,792)	(31,758)	35,550	(48,807)
Retained earnings	562,304	175,825	378,448	(554,273)	562,304
Total shareholders' equity	513,497	432,809	473,352	(906,161)	513,497
Total liabilities and shareholders' equity	$1,093,708	$788,619	$839,251	$(1,449,228)	$1,272,350

NewMarket Corporation and Subsidiaries
Consolidating Balance Sheets
December 31, 2013

(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$1,038	$102,205	$135,460	$0	$238,703
Trade and other accounts receivable, net	1,512	108,908	199,431	(4)	309,847
Amounts due from affiliated companies	0	139,710	77,098	(216,808)	0
Inventories	0	115,442	192,076	0	307,518
Deferred income taxes	2,600	4,919	748	0	8,267
Prepaid expenses and other current assets	13,055	17,886	2,043	0	32,984
Total current assets	18,205	489,070	606,856	(216,812)	897,319
Amounts due from affiliated companies	0	113,076	8,025	(121,101)	0
Property, plant, and equipment, at cost	0	692,024	293,172	0	985,196
Less accumulated depreciation and amortization	0	555,805	144,355	0	700,160
Net property, plant, and equipment	0	136,219	148,817	0	285,036
Investment in consolidated subsidiaries	955,560	0	0	(955,560)	0
Prepaid pension cost	23,276	16,092	15,719	0	55,087
Deferred income taxes	20,999	0	7,984	(6,022)	22,961
Intangibles (net of amortization) and goodwill	0	17,036	6,283	0	23,319
Deferred charges and other assets	33,257	9,014	1,281	0	43,552
Total assets	$1,051,297	$780,507	$794,965	$(1,299,495)	$1,327,274
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$6	$86,649	$47,477	$0	$134,132
Accrued expenses	10,788	46,401	20,803	0	77,992
Dividends payable	12,996	0	0	0	12,996
Amounts due to affiliated companies	23,183	77,098	116,527	(216,808)	0
Income taxes payable	0	0	11,423	(4)	11,419
Other current liabilities	0	7,828	3,247	0	11,075
Total current liabilities	46,973	217,976	199,477	(216,812)	247,614
Long-term debt	349,467	0	0	0	349,467
Amounts due to affiliated companies	0	8,025	113,076	(121,101)	0
Other noncurrent liabilities	82,409	41,014	40,344	(6,022)	157,745
Total liabilities	478,849	267,015	352,897	(343,935)	754,826
Shareholders' equity:
Common stock and paid-in capital	0	260,776	126,661	(387,437)	0
Accumulated other comprehensive loss	(60,086)	(5,786)	(40,360)	46,146	(60,086)
Retained earnings	632,534	258,502	355,767	(614,269)	632,534
Total shareholders' equity	572,448	513,492	442,068	(955,560)	572,448
Total liabilities and shareholders' equity	$1,051,297	$780,507	$794,965	$(1,299,495)	$1,327,274

NewMarket Corporation and Subsidiaries
Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2014

(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash provided from (used in) operating activities	$190,441	$105,299	$4,626	$(215,850)	$84,516
Cash flows from investing activities:
Capital expenditures	0	(11,942)	(8,712)	0	(20,654)
Deposits for interest rate swap	(4,861)	0	0	0	(4,861)
Return of deposits for interest rate swap	2,930	0	0	0	2,930
Other, net	(2,485)	0	0	0	(2,485)
Cash provided from (used in) investing activities	(4,416)	(11,942)	(8,712)	0	(25,070)
Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facility	4,000	0	0	0	4,000
Net (repayments) borrowings under lines of credit	0	0	(151)	0	(151)
Dividends paid	(28,155)	(194,007)	(20,147)	214,154	(28,155)
Repurchases of common stock	(162,867)	0	0	0	(162,867)
Issuance of intercompany note payable, net	0	(10,748)	10,748	0	0
Repayment of intercompany note payable, net	0	14,329	(14,329)	0	0
Financing from affiliated companies	(3)	(1,693)	0	1,696	0
Cash provided from (used in) financing activities	(187,025)	(192,119)	(23,879)	215,850	(187,173)
Effect of foreign exchange on cash and cash equivalents	0	0	2,668	0	2,668
(Decrease) increase in cash and cash equivalents	(1,000)	(98,762)	(25,297)	0	(125,059)
Cash and cash equivalents at beginning of year	1,038	102,205	135,460	0	238,703
Cash and cash equivalents at end of period	$38	$3,443	$110,163	$0	$113,644

NewMarket Corporation and Subsidiaries
Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2013

(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash provided from (used in) operating activities	$94,404	$(45,219)	$32,525	$41,196	$122,906
Cash flows from investing activities:
Capital expenditures	0	(14,058)	(17,791)	0	(31,849)
Deposits for interest rate swap	(7,762)	0	0	0	(7,762)
Return of deposits for interest rate swap	17,110	0	0	0	17,110
Other, net	(2,464)	0	0	0	(2,464)
Cash provided from (used in) investing activities	6,884	(14,058)	(17,791)	0	(24,965)
Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facility	(60,000)	0	0	0	(60,000)
Net (repayments) borrowings under lines of credit	0	0	3,404	0	3,404
Dividends paid	(23,980)	(86,585)	(9,916)	96,501	(23,980)
Debt issuance costs	(1,145)	0	0	0	(1,145)
Repurchases of common stock	(26,798)	0	0	0	(26,798)
Issuance of intercompany note payable, net	0	(4,207)	4,207	0	0
Repayment of intercompany note payable, net	5,639	13,402	(19,041)	0	0
Financing from affiliated companies	(2)	137,699	0	(137,697)	0
Cash provided from (used in) financing activities	(106,286)	60,309	(21,346)	(41,196)	(108,519)
Effect of foreign exchange on cash and cash equivalents	0	0	(5,006)	0	(5,006)
(Decrease) increase in cash and cash equivalents	(4,998)	1,032	(11,618)	0	(15,584)
Cash and cash equivalents at beginning of year	5,001	3,956	80,172	0	89,129
Cash and cash equivalents at end of period	$3	$4,988	$68,554	$0	$73,545

13.    Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09). ASU 2014-09 replaces the previous guidance and clarifies the principles for revenue recognition. It requires a five-step process for revenue recognition that represents the transfer of goods or services to customers in an amount that reflects the consideration expected to be received by a company. ASU 2014-09 also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the impact that the adoption of ASU 2014-09 will have on our consolidated financial statements.

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
Factors that could cause actual results to differ materially from expectations include, but are not limited to, availability of raw materials and transportation systems; supply disruptions at single-sourced facilities; ability to respond effectively to technological changes in our industry; failure to protect our intellectual property rights; hazards common to chemical businesses; occurrence or threat of extraordinary events, including natural disasters and terrorist attacks; competition from other manufacturers; sudden or sharp raw materials price increases; gain or loss of significant customers; risks related to operating outside of the United States; the impact of fluctuations in foreign exchange rates; political, economic, and regulatory factors concerning our products; future governmental regulation; resolution of environmental liabilities or legal proceedings; inability to complete future acquisitions or successfully integrate future acquisitions into our business; and other factors detailed from time to time in the reports that NewMarket files with the Securities and Exchange Commission, including the risk factors in Item 1A. “Risk Factors” of our 2013 Annual Report on Form 10-K (2013 Annual Report), which is available to shareholders upon request.
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

Overview
During the first six months of 2014, our business continued to perform well. Despite lower selling prices, operating profit margins remained strong, and both revenue and product shipments increased over the first six months of 2013. We continue to invest in people, technology, processes, technical centers, and production capacity, in support of our business. In addition, our cash flow generation was sufficient to fund operations, including increased working capital needs. We run our business for the long-run with the goal of helping our customers succeed in their marketplaces.
Also, during the first six months of 2014, we repurchased 454,400 shares of our common stock at a total cost of $167.3 million.

Results of Operations
Revenue
Consolidated revenue for the second quarter of 2014 totaled $620.4 million, representing an increase of approximately 6.3% from the second quarter of 2013 of $583.8 million. Six months of 2014 consolidated revenue was $1.2 billion which was an increase of 4.7% from the first six months of 2013 level of $1.1 billion. The following table shows revenue by segment and product line.

	Second Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Petroleum additives
Lubricant additives	$513.4	$475.1	$986.8	$927.8
Fuel additives	104.1	106.2	204.8	211.9
Total	617.5	581.3	1,191.6	1,139.7
All other	2.9	2.5	5.3	3.8
Consolidated revenue	$620.4	$583.8	$1,196.9	$1,143.5

Petroleum Additives Segment
The primary regions in which we operate include North America, Latin America, Asia Pacific, and the Europe/Middle East/Africa/India (EMEAI) region. While there is some fluctuation, the percentage of revenue generated in the regions remains fairly consistent when comparing the first six months 2014 with the same period in 2013, as well as with the full year in 2013. In addition, the percentage of lubricant additives sales and fuel additives sales is also substantially consistent between periods.
Petroleum additives net sales for the second quarter of 2014 of $617.5 million increased $36.2 million, or approximately 6.2%, from $581.3 million for the second quarter of 2013. All of the primary regions in which we operate reflected increased revenue when comparing the second quarter periods of 2014 and 2013. The increase in revenue when comparing the two second quarter periods resulted from increased lubricant additives shipments across all regions. Shipments of fuel additives were essentially flat when comparing the two second quarter periods, with increases in the EMEAI and Latin America regions, which were partially offset by relatively small decreases in the North America and Asia Pacific regions. An unfavorable mix of shipments within the fuel additives product line negatively impacted net sales. Overall, petroleum additives product shipments increased approximately 7.2% between the two second quarter periods.
Petroleum additives net sales for the six months of 2014 of $1.2 billion increased $51.9 million, or approximately 4.6%, from $1.1 billion for the first six months of 2013. Regionally, both EMEAI and Asia Pacific reflected increased revenue when comparing the two six month periods, while revenues in North America and Latin America were down. The increase in revenue when comparing the two six month periods resulted primarily from increased lubricant additives shipments in the EMEAI and Asia Pacific regions, offset by small decreases in the North America and Latin America regions. Similar to the second quarter periods, shipments of fuel additives were essentially flat when comparing the two six month periods, but an unfavorable mix of shipments within the fuel additives product line negatively impacted net sales. Overall, petroleum additives product shipments increased approximately 6.6% between the two six month periods.
For both the second quarter and six months periods, petroleum additives net sales were also impacted by a reduction in selling prices, as well as a favorable foreign currency impact. For both comparison periods, the U.S. Dollar weakened against the European Union Euro (Euro) and the British Pound Sterling (Pound) resulting in a favorable foreign currency impact on revenue primarily from the impact of the Euro. The favorable foreign currency impact from the Euro and Pound were partially offset by several other currencies, including the Japanese Yen and the Indian Rupee, both of which weakened against the U.S. Dollar, resulting in an unfavorable foreign currency impact on net sales between both the second quarter and six months comparison periods.
The table below details the approximate components of the increase in net sales between the second quarter and six months of 2014 and 2013.

(in millions)	Second Quarter	Six Months
Period ended June 30, 2013	$581.3	$1,139.7
Lubricant additives shipments	40.5	70.0
Fuel additives shipments	(3.6)	(8.9)
Selling prices	(4.6)	(12.4)
Foreign currency impact, net	3.9	3.2
Period ended June 30, 2014	$617.5	$1,191.6

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
The following table reports segment operating profit for the second quarter and six months ended June 30, 2014 and June 30, 2013.

	Second Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Petroleum additives	$109.1	$97.8	$205.3	$199.8
All other	$0.8	$0.2	$1.4	$(0.2)

Petroleum Additives Segment
The petroleum additives segment operating profit increased $11.3 million when comparing the second quarter of 2014 to the second quarter of 2013 and increased $5.5 million when comparing the first six months of 2014 to the same period in 2013. The increase for both the second quarter and six months periods was predominantly reflected in lubricant additives products, while operating profit of fuel additives products reflected a small increase when comparing the second quarter of 2014 with the second quarter of 2013, but a small decrease when comparing the two six month periods. These increases between the 2014 and 2013 second quarter and six month periods included an unfavorable foreign currency impact of about $4 million for the second quarter period comparison and $10 million for the six month period comparison, which are reflected in conversion and miscellaneous costs. The operating profit margin was 17.7% for the second quarter of 2014 as compared to 16.8% for the second quarter of 2013 and was 17.2% for the six months of 2014, as compared to 17.5% for the six months of 2013. For the rolling four quarters ended June 30, 2014, the operating profit margin was 16.4%, which is in line with our expectations of the performance of our business over the long-term. While operating profit margins will fluctuate from quarter to quarter due to multiple factors, we do not operate our business differently from quarter to quarter. We believe the fundamentals of our business and industry are unchanged. We continue to focus on developing and delivering innovative, technology-driven solutions to our customers.
Gross profit results were favorable by $10.6 million when comparing the second quarter periods of 2014 and 2013 and $3.4 million when comparing the six month periods. Cost of sales as a percentage of revenue remained fairly consistent between the two second quarter and six months periods at 71.0% for the second quarter of 2014 compared to 71.1% for the second quarter of 2013, and 71.5% for the six months of 2014 compared to 70.5% for the six months of 2013.
Favorable volume variances, as discussed in the revenue section above, contributed over 100% of the increase in gross profit between both the 2014 and 2013 second quarter and six month periods. For the second quarter of 2014 compared to the second quarter of 2013, the favorable volume variances, reflecting the increase in shipments, along with a small favorable variance in conversion and miscellaneous costs were partially offset by small unfavorable variances in selling prices and raw material costs. In addition to the favorable volume variance for the comparison of the six months of 2014 to six months of 2013, selling price variances, as well as conversion and miscellaneous costs were unfavorable. Raw material cost variances for the six months comparison were substantially unchanged.
Selling, general, and administrative expenses (SG&A) for the second quarter of 2014 were $0.4 million, or 1.3%, higher as compared to the second quarter of 2013 and lower by $2.1 million, or 3.1%, for the six months of 2014 as compared to six months of 2013. SG&A as a percentage of revenue was 5.6% for the second quarter of 2014, 5.8% for the second quarter of 2013, 5.6% for the six months of 2014, and 6.0% for the six months of 2013. Our SG&A costs are primarily personnel-related and include salaries, benefits, and other costs associated with our workforce. There were no significant changes in these costs when comparing the second quarter and six month periods. The decrease in SG&A between the 2014 and 2013 six months periods resulted from several small items in non-personnel-related expenses, including professional fees and health, safety, and environmental expenses.

Research, development, and testing expenses (R&D) for the second quarter of 2014 decreased $1.1 million, or 2.9%, from the second quarter of 2013 and for the six months of 2014 increased $0.1 million, or 0.2%, from the six months of 2013 levels. The decrease when comparing the second quarter periods was in the lubricant additives product line which was partially offset by expenses in the fuel additives product line. For the six month periods, R&D expenses for fuel additives increased but was substantially offset by decreases in the lubricant additives product lines. As a percentage of revenue, R&D was 5.7% for the second quarter of 2014, 6.3% for the second quarter of 2013, 5.7% for the six months of 2014, and 5.9% for the six months of 2013. Our approach to R&D investment, as it is with SG&A, is one of purposeful spending on programs to support our current product base and to ensure that we develop products to support our customers' programs in the future. R&D expenses include personnel-related costs, as well as internal and external testing of our products. Our expectation is that R&D will increase for the full year of 2014 as compared to 2013.

The following discussion references the Consolidated Financial Statements beginning on page 3 of this Quarterly Report on Form 10-Q.

Interest and Financing Expenses
Interest and financing expenses were $4.3 million for the second quarter of 2014, $4.6 million for the second quarter of 2013, $8.5 million for the six months of 2014 and $9.4 million for the six months of 2013. The decrease in interest and financing expenses between both the second quarter and six months of 2014 and 2013 primarily resulted from lower outstanding average debt, which was partially offset by higher average interest rates.

Other (Expense) Income, Net
Other (expense) income, net was expense of $2.2 million for the second quarter of 2014, income of $5.4 million for the second quarter of 2013, expense of $4.4 million for the six months of 2014 and income of $6.1 million for the six months of 2013. The amounts for all periods primarily reflect the loss in 2014 and the gain in 2013 on a derivative instrument representing an interest rate swap recorded at fair value through earnings. See Note 9 for additional information on the interest rate swap.

Income Tax Expense
Income tax expense was $31.2 million for the second quarter of 2014 and $29.5 million for the second quarter of 2013. The effective tax rate was 31.8% for the second quarter of 2014, while the second quarter of 2013 was 31.4%. The increase in income from continuing operations before income tax expense resulted in an increase of $1.3 million in income taxes, while the higher effective income tax rate resulted in an increase of $0.4 million in income tax expense when comparing the two second quarter periods.
Income tax expense was $57.4 million for the six months of 2014 and $55.0 million for the six months of 2013. The effective tax rate was 31.6% for the six months of 2014 and 29.5% for the six months of 2013. The higher effective tax rate in 2014 as compared to 2013 resulted in a $3.8 million increase in income taxes when comparing the two six month periods. That increase was partially offset by the effects of the decrease in income before income tax expense which resulted in lower income tax expense of $1.4 million.
The effective tax rate for both the 2014 and 2013 periods included the benefit of income in foreign jurisdictions with lower tax rates than the United States tax rate, as well as a substantial benefit from the domestic manufacturing tax deduction. The six months 2013 period reflected the effects of the research and development tax credit for six months 2013, as well as for all of 2012, as the legislation to extend such tax credits was retroactively signed into law in January 2013. The 2014 tax rate does not include a benefit for the current year research and development tax credit, as this credit has not been extended to 2014 by the United States Congress.

(Loss) Income From Operations of Discontinued Business
On July 2, 2013, Foundry Park I completed the sale of its real estate assets for $144 million in cash, which comprised our entire real estate development segment. The operations of the real estate development segment are now reported in (Loss) income from operations of discontinued business, net of tax, in the Consolidated Statements of Income.

Cash Flows, Financial Condition, and Liquidity
Cash and cash equivalents at June 30, 2014 were $113.6 million, which was a decrease of $125.1 million since December 31, 2013.
Cash and cash equivalents held by our foreign subsidiaries amounted to approximately $110.1 million at June 30, 2014 and $135.4 million at December 31, 2013. A significant amount, but not all, of these foreign cash balances are associated with earnings that we have asserted are indefinitely reinvested. We plan to use these indefinitely reinvested earnings to support growth outside of the United States through funding of operating expenses, capital expenditures, and other cash needs of our foreign subsidiaries. Periodically, we repatriate cash from our foreign subsidiaries to the United States through intercompany dividends. These intercompany dividends are paid only by subsidiaries whose earnings we have not asserted are indefinitely reinvested or whose earnings qualify as previously taxed income, as defined by the Internal Revenue Code. If circumstances were to change that would cause these indefinitely reinvested earnings to be repatriated, an incremental U.S. tax liability would be incurred. As part of our foreign subsidiary repatriation activities, we received cash dividends of $20.1 million for the six months ended June 30, 2014 and $9.7 million for the six months ended June 30, 2013.
We expect that cash from operations, together with borrowing available under our revolving credit facility, will continue to be sufficient to cover our operating needs for the foreseeable future.
Cash Flows – Operating Activities
Cash flows provided from operating activities for the six months 2014 were $84.5 million which included a decrease of $65.7 million due to higher working capital requirements, including higher accounts receivable and inventories, as well as lower accrued expenses. The increase in accounts receivable was primarily due to higher sales levels when comparing the second quarter of 2014 with the fourth quarter of 2013. The increase in inventories reflects normal variations in planning for future demand. The decrease in accrued expenses primarily reflects payments related to customer rebates made during the first six months of 2014.
We had working capital of $587.0 million at June 30, 2014 and $649.7 million at December 31, 2013. The current ratio was 3.39 to 1 at June 30, 2014 and 3.62 to 1 at December 31, 2013.
Cash Flows – Investing Activities
Cash used in investing activities was $25.1 million during the six months of 2014 and included $20.7 million for capital expenditures. We estimate our total capital spending during 2014 will be approximately $80 million to $100 million reflecting anticipated spending on a new manufacturing facility in Singapore. We expect to continue to finance capital spending through cash on hand and cash provided from operations, together with borrowing available under our $650 million revolving credit facility.
Cash Flows – Financing Activities
Cash used in financing activities during the six months of 2014 amounted to $187.2 million. The cash was used to repurchase $162.9 million of our common stock and to pay dividends of $28.2 million. We borrowed $4.0 million under our revolving credit facility during the six months of 2014.
We had total long-term debt of $353.5 million at June 30, 2014, representing an increase of approximately $4.0 million in our total debt since December 31, 2013, due to borrowing $4 million on our revolving credit facility.
At June 30, 2014, in addition to the revolving credit facility, which is discussed below, we had outstanding senior notes in the aggregate principal amount of $350 million that bear interest at a fixed rate of 4.10% and are due in 2022. These senior notes are registered under the Securities Act of 1933.
A subsidiary in China has a short-term line of credit for operating purposes for $15 million with an outstanding balance of $3.1 million at June 30, 2014.
Revolving Credit Facility – At June 30, 2014, we had a $650 million multicurrency revolving credit facility, with a $100 million sublimit for multicurrency borrowings, a $100 million sublimit for letters of credit, and a $20 million sublimit for swingline loans. The agreement includes an expansion feature, which allows us, subject to certain conditions, to request an increase to the aggregate amount of the revolving credit facility or obtain incremental term loans in an amount up to $150 million. Borrowings bear interest at variable rates. The revolving credit facility matures on March 14, 2017.

The following table provides information related to the unused portion of our revolving credit facility:

(in millions)	June 30, 2014	December 31, 2013
Maximum borrowing capacity under the revolving credit facility	$650.0	$650.0
Outstanding borrowings under the revolving credit facility	4.0	0.0
Outstanding letters of credit	3.1	3.1
Unused portion of revolving credit facility	$642.9	$646.9

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
At June 30, 2014, the Leverage Ratio was 0.92 and the Interest Coverage Ratio was 20.92, while at December 31, 2013 the Leverage Ratio was 0.94 and the Interest Coverage Ratio was 19.54. We were in compliance with all covenants under both the revolving credit facility and the 4.10% senior notes at June 30, 2014 and December 31, 2013.
As a percentage of total capitalization (total long-term debt and shareholders’ equity), our total long-term debt percentage increased from 37.9% at December 31, 2013 to 40.8% at June 30, 2014. The change in the percentage was primarily the result of the decrease in shareholders’ equity, along with a small increase in long-term debt. The decrease in shareholders’ equity reflects our earnings, offset by the impact of dividend payments and stock repurchases. Normally, we repay any outstanding long-term debt with cash from operations or refinancing activities.

Critical Accounting Policies and Estimates
This Form 10-Q and our 2013 Annual Report include discussions of our accounting principles, as well as methods and estimates used in the preparation of our financial statements. We also provide a discussion of Critical Accounting Policies and Estimates in our 2013 Annual Report. We believe these discussions and financial statements fairly represent the financial position and results of operations of our company in all material respects.
There have been no significant changes in our critical accounting policies and estimates from those reported in our 2013 Annual Report.

Other Matters
In June 2014, we broke ground on the site of our new manufacturing facility in Singapore. The Singapore facility is expected to be operational in late-2015 with a total investment in excess of $100 million. In connection with this planned construction, we signed a lease agreement for land with a noncancelable lease term of 30 years. This will result in an increase to operating lease obligations reported in the Contractual Obligations table in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2013 Annual Report of approximately $700 thousand per year, or a total of $21 million over the lease term.

Recently Issued Accounting Pronouncements
For a full discussion of the more significant accounting pronouncements which may impact our financial statements, see Note 13.

Outlook
We are pleased with our operational performance and results for the first half of the year. The results reinforce our confidence that our customer-focused approach to the market is the path on which to continue. We continue to believe the fundamentals of how we run our business - a long-term view, safety-first culture, customer-focused solutions, technology-driven product offerings, world-class supply chain capability, and a regional organizational structure to better understand our customers' needs - will continue to pay dividends to all of our stakeholders.

We continue to have expectations that our petroleum additives segment will deliver solid performance in 2014, after having posted record operating profit for each of the last several years. We expect that petroleum additives industry shipment demand will continue to grow at an average annual rate of 1% - 2% over the next five years, as there have been no significant changes in the positive fundamentals of the business. Over the long-term, we plan to exceed the industry growth rate. Over the past several years, we have made significant investments to expand our capabilities around the world. These investments have been in people, technology, processes, technical centers, and production capacity. In the second quarter, we officially broke ground on our new Singapore manufacturing facility, representing further evidence of our commitment to continued investment around the world in support of our customers' needs. We intend to use these new capabilities to improve our ability to deliver the goods and services that our customers value and to expand our global reach and improve profits. We will continue to expand our capabilities to provide even better service, technology, and customer solutions.
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

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk
At June 30, 2014, there were no significant changes in our market risk from the information provided in the 2013 Annual Report.

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
There has been no change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds
On July 17, 2012, our Board of Directors approved a share repurchase program (2012 Repurchase Program) authorizing management to repurchase up to $250 million of NewMarket Corporation's outstanding common stock until December 31, 2014. The 2012 Repurchase Program was terminated on April 24, 2014, and had approximately $49 million unused repurchase capacity at that time.
On April 24, 2014, our Board of Directors approved a new share repurchase program (2014 Repurchase Program) authorizing management to repurchase up to $400 million of NewMarket Corporation's outstanding common stock until December 31, 2016, as market conditions warrant and covenants under our existing agreements permit. We may conduct the share repurchases in the open market and in privately negotiated transactions. The 2014 Repurchase Program does not require NewMarket to acquire any specific number of shares and may be terminated or suspended at any time. Approximately $338 million remained available under the 2014 Repurchase Program at June 30, 2014. The following table outlines the purchases during the second quarter 2014 under the previous and new authorizations.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30 (a)	80,600	$386.02	80,600	$392,597,627
May 1 to May 31	73,200	383.73	73,200	364,508,707
June 1 to June 30	68,400	389.41	68,400	337,872,864
Total	222,200	386.31	222,200	337,872,864

(a) During this period, 60,600 shares were repurchased under the 2012 Repurchase Program before it was terminated.

ITEM 6.     Exhibits

Exhibit 3.1	Articles of Incorporation Amended and Restated effective April 27, 2012 (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 1-32190) filed April 30, 2012)
Exhibit 3.2	NewMarket Corporation Bylaws Amended and Restated effective April 27, 2012 (incorporated by reference to Exhibit 3.2 to Form 8-K (File No. 1- 32190) filed April 30, 2012)
Exhibit 31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald
Exhibit 31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by David A. Fiorenza
Exhibit 32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald
Exhibit 32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David A. Fiorenza
Exhibit 101	XBRL Instance Document and Related Items

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMARKET CORPORATION
(Registrant)

Date: July 30, 2014	By: /s/ D. A. Fiorenza
David A. Fiorenza
Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: July 30, 2014	By: /s/ William J. Skrobacz
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