Form 10-Q
period 2014-09-30
NEWMARKET CORP
filed 2014-10-30
CIK 1282637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Yes  ☐ No  ☒
Number of shares of common stock, without par value, outstanding as of September 30, 2014: 12,531,045

NEWMARKET CORPORATION

INDEX

PART I.     FINANCIAL INFORMATION
ITEM 1.     Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(in thousands, except per-share amounts)	Third Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$589,667	$580,455	$1,786,527	$1,723,984
Cost of goods sold	424,448	416,632	1,278,632	1,222,326
Gross profit	165,219	163,823	507,895	501,658
Selling, general, and administrative expenses	41,376	40,886	121,837	121,748
Research, development, and testing expenses	35,799	35,865	103,373	103,315
Operating profit	88,044	87,072	282,685	276,595
Interest and financing expenses, net	4,168	4,259	12,678	13,614
Other income (expense), net	385	(613)	(4,034)	5,508
Income from continuing operations before income tax expense	84,261	82,200	265,973	268,489
Income tax expense	27,348	25,179	84,773	80,143
Income from continuing operations	56,913	57,021	181,200	188,346
Discontinued operations:
Gain on sale of discontinued business, net of tax	0	21,855	0	21,855
Income from operations of discontinued business, net of tax	0	20	0	540
Net income	$56,913	$78,896	$181,200	$210,741

Earnings per share - basic and diluted:
Income from continuing operations	$4.53	$4.29	$14.20	$14.13
Income from discontinued operations	0.00	1.65	0.00	1.68
Net income	$4.53	$5.94	$14.20	$15.81
Cash dividends declared per common share	$1.10	$0.90	$3.30	$2.70

See accompanying Notes to Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(in thousands)	Third Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$56,913	$78,896	$181,200	$210,741
Other comprehensive income (loss):
Pension plans and other postretirement benefits:
Amortization of prior service cost (credit) included in net periodic benefit cost, net of income tax expense (benefit) of $5 in third quarter 2014, $1 in third quarter 2013, $13 in nine months 2014 and $4 in nine months 2013	(3)	(3)	(9)	2
Actuarial net gain (loss) arising during the period, net of income tax expense (benefit) of $(504) in third quarter 2014, $2,036 in third quarter 2013, $(537) in nine months 2014 and $2,131 in nine months 2013	(501)	3,225	(591)	3,510
Amortization of actuarial net loss (gain) included in net periodic benefit cost, net of income tax expense (benefit) of $352 in third quarter 2014, $705 in third quarter 2013, $1,119 in nine months 2014 and $2,293 in nine months 2013	649	1,237	2,061	3,962
Settlements and curtailments, net of income tax expense (benefit) of $346 in third quarter 2014, $608 in nine months 2014 and $126 in nine months 2013	727	0	1,126	378
Amortization of transition obligation (asset) included in net periodic benefit cost, net of income tax expense (benefit) of $3 in third quarter 2013, $1 in nine months 2014 and $9 in nine months 2013	0	7	4	26
Total pension plans and other postretirement benefits	872	4,466	2,591	7,878
Reclassification adjustments for losses (gains) on derivative instruments included in net income, net of income tax expense (benefit) of $1,545 in third quarter 2013 and $2,622 in nine months 2013	0	2,481	0	4,173
Foreign currency translation adjustments, net of income tax expense (benefit) of $(1,261) in third quarter 2014, $85 in third quarter 2013, $(955) in nine months 2014 and $(1,673) in nine months 2013	(18,997)	12,666	(9,437)	(9,744)
Other comprehensive income (loss)	(18,125)	19,613	(6,846)	2,307
Comprehensive income	$38,788	$98,509	$174,354	$213,048

See accompanying Notes to Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share amounts)	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$141,536	$238,703
Trade and other accounts receivable, less allowance for doubtful accounts	327,641	309,847
Inventories:
Finished goods and work-in-process	277,747	257,446
Raw materials	47,070	41,799
Stores, supplies, and other	8,779	8,273
	333,596	307,518
Deferred income taxes	6,498	8,267
Prepaid expenses and other current assets	34,871	32,984
Total current assets	844,142	897,319
Property, plant, and equipment, at cost	1,003,510	985,196
Less accumulated depreciation and amortization	706,063	700,160
Net property, plant, and equipment	297,447	285,036
Prepaid pension cost	65,812	55,087
Deferred income taxes	20,913	22,961
Intangibles (net of amortization) and goodwill	18,538	23,319
Deferred charges and other assets	41,466	43,552
Total assets	$1,288,318	$1,327,274
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$128,834	$134,132
Accrued expenses	87,865	77,992
Dividends payable	12,446	12,996
Income taxes payable	8,339	11,419
Other current liabilities	13,097	11,075
Total current liabilities	250,581	247,614
Long-term debt	384,512	349,467
Other noncurrent liabilities	158,708	157,745
Total liabilities	793,801	754,826
Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock and paid-in capital (without par value; authorized shares - 80,000,000; issued and outstanding shares - 12,531,045 at September 30, 2014 and 13,099,356 at December 31, 2013)	0	0
Accumulated other comprehensive loss	(66,932)	(60,086)
Retained earnings	561,449	632,534
	494,517	572,448
Total liabilities and shareholders’ equity	$1,288,318	$1,327,274

See accompanying Notes to Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in thousands, except share and per-share amounts)	Common Stock and Paid-in Capital		Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2012	13,417,877	$721	$(110,689)	$512,173	$402,205
Net income				210,741	210,741
Other comprehensive income (loss)			2,307		2,307
Cash dividends ($2.70 per share)				(35,914)	(35,914)
Repurchases of common stock	(157,800)	(1,614)		(39,542)	(41,156)
Stock-based compensation	329	893		10	903
Balance at September 30, 2013	13,260,406	$0	$(108,382)	$647,468	$539,086

Balance at December 31, 2013	13,099,356	$0	$(60,086)	$632,534	$572,448
Net income				181,200	181,200
Other comprehensive income (loss)			(6,846)		(6,846)
Cash dividends ($3.30 per share)				(41,962)	(41,962)
Repurchases of common stock	(568,610)	(1,702)		(210,331)	(212,033)
Stock-based compensation	299	1,702		8	1,710
Balance at September 30, 2014	12,531,045	$0	$(66,932)	$561,449	$494,517

See accompanying Notes to Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands)	Nine Months Ended September 30,
	2014	2013
Cash and cash equivalents at beginning of year	$238,703	$89,129
Cash flows from operating activities:
Net income	181,200	210,741
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	31,244	35,926
Noncash pension benefits expense	10,742	13,903
Noncash postretirement benefits expense	1,865	2,485
Deferred income tax expense (benefit)	5,623	(979)
Gain on sale of discontinued business	0	(35,770)
Unrealized gain on derivative instruments, net	(614)	(10,044)
Working capital changes	(58,699)	(988)
Cash pension benefits contributions	(16,431)	(24,065)
Cash postretirement benefits contributions	(1,018)	(1,382)
Proceeds from legal settlements	5,150	5,100
Other, net	2,616	13,472
Cash provided from (used in) operating activities	161,678	208,399
Cash flows from investing activities:
Capital expenditures	(38,949)	(47,163)
Proceeds from sale of discontinued business	0	140,011
Deposits for interest rate swap	(5,867)	(11,018)
Return of deposits for interest rate swap	6,600	21,880
Other, net	(5,004)	(4,927)
Cash provided from (used in) investing activities	(43,220)	98,783
Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facility	35,000	(75,000)
Net borrowings under lines of credit	4,432	3,088
Dividends paid	(41,962)	(35,914)
Debt issuance costs	0	(1,145)
Repurchases of common stock	(209,336)	(41,156)
Cash provided from (used in) financing activities	(211,866)	(150,127)
Effect of foreign exchange on cash and cash equivalents	(3,759)	1,081
(Decrease) increase in cash and cash equivalents	(97,167)	158,136
Cash and cash equivalents at end of period	$141,536	$247,265

See accompanying Notes to Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Financial Statement Presentation
In the opinion of management, the accompanying consolidated financial statements of NewMarket Corporation and its subsidiaries contain all necessary adjustments for the fair statement of, in all material respects, our consolidated financial position as of September 30, 2014 and December 31, 2013, our consolidated results of operations and comprehensive income for the third quarter and nine months ended September 30, 2014 and September 30, 2013, and our changes in shareholders' equity and cash flows for the nine months ended September 30, 2014 and September 30, 2013. All adjustments are of a normal, recurring nature, unless otherwise disclosed. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the NewMarket Corporation Annual Report on Form 10-K for the year ended December 31, 2013 (2013 Annual Report), as filed with the Securities and Exchange Commission (SEC). The results of operations for the three and nine month periods ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014. The December 31, 2013 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
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

The components of income from operations of discontinued business, net of tax, were as follows:

(in thousands)	Third Quarter Ended September 30, 2013	Nine Months Ended September 30, 2013
Rental revenue	$31	$5,747
Cost of rental	0	2,136
Interest, financing, and other expenses, net	0	2,728
Income before income tax expense	31	883
Income tax expense	11	343
Income from operations of discontinued business, net of tax	$20	$540

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

Consolidated Revenue by Segment

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Petroleum additives
Lubricant additives	$483,574	$461,936	$1,470,344	$1,389,720
Fuel additives	102,044	115,660	306,824	327,615
Total	585,618	577,596	1,777,168	1,717,335
All other	4,049	2,859	9,359	6,649
Consolidated revenue	$589,667	$580,455	$1,786,527	$1,723,984

Segment Operating Profit

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Petroleum additives	$94,310	$95,491	$299,578	$295,309
All other	399	(1,614)	1,792	(1,832)
Segment operating profit	94,709	93,877	301,370	293,477
Corporate, general, and administrative expenses	(6,320)	(6,850)	(18,448)	(17,255)
Interest and financing expenses, net	(4,168)	(4,259)	(12,678)	(13,614)
Gain (loss) on interest rate swap agreement (a)	113	(659)	(4,390)	5,116
Other (expense) income, net	(73)	91	119	765
Income from continuing operations before income tax expense	$84,261	$82,200	$265,973	$268,489

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

4.    Pension Plans and Other Postretirement Benefits
The table below shows cash contributions made during the nine months ended September 30, 2014, as well as the remaining cash contributions we expect to make during the year ending December 31, 2014 for both our domestic and foreign pension plans and postretirement benefit plans.

(in thousands)	Actual Cash Contributions for Nine Months Ended September 30, 2014	Expected Remaining Cash Contributions for Year Ending December 31, 2014
Domestic plans
Pension benefits	$11,366	$5,039
Postretirement benefits	964	321
Foreign plans
Pension benefits	5,065	1,712
Postretirement benefits	54	0

The tables below present information on net periodic benefit cost (income) for our pension and postretirement benefit plans.

	Domestic
	Pension Benefits		Postretirement Benefits
	Third Quarter Ended September 30,
(in thousands)	2014	2013	2014	2013
Service cost	$2,430	$2,967	$577	$600
Interest cost	2,727	2,396	672	513
Expected return on plan assets	(4,482)	(3,655)	(327)	(362)
Amortization of prior service cost	25	3	1	2
Amortization of actuarial net loss (gain)	914	1,711	(181)	(138)
Net periodic benefit cost (income)	$1,614	$3,422	$742	$615

	Domestic
	Pension Benefits		Postretirement Benefits
	Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Service cost	$7,205	$8,294	$1,387	$1,598
Interest cost	8,202	7,163	2,054	1,876
Expected return on plan assets	(13,143)	(10,889)	(983)	(1,090)
Amortization of prior service cost	75	11	6	7
Amortization of actuarial net loss (gain)	2,869	5,313	(534)	(138)
Net periodic benefit cost (income)	$5,208	$9,892	$1,930	$2,253

	Foreign
	Pension Benefits		Postretirement Benefits
	Third Quarter Ended September 30,
(in thousands)	2014	2013	2014	2013
Service cost	$1,494	$1,271	$0	$5
Interest cost	1,459	1,330	0	25
Expected return on plan assets	(1,950)	(1,712)	0	0
Amortization of prior service credit	(25)	(7)	0	0
Amortization of transition obligation	0	0	0	9
Amortization of actuarial net loss	273	359	0	7
Settlements and curtailments	1,817	0	0	0
Net periodic benefit cost (income)	$3,068	$1,241	$0	$46

	Foreign
	Pension Benefits		Postretirement Benefits
	Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Service cost	$4,495	$3,946	$3	$21
Interest cost	4,583	4,011	41	78
Expected return on plan assets	(6,127)	(5,127)	0	0
Amortization of prior service credit	(77)	(11)	0	0
Amortization of transition obligation	0	0	5	35
Amortization of actuarial net loss	843	1,059	8	27
Settlements and curtailments	1,817	133	(122)	71
Net periodic benefit cost (income)	$5,534	$4,011	$(65)	$232

The 2013 settlements and curtailments amounts in the tables above reflect the workforce reduction at our Ethyl Canada facility as a result of the decision to discontinue the production of a fuel additive at this facility. The 2014 settlements and curtailments amounts reflect the termination of the Canadian hourly pension plan and the Canadian postretirement benefit plan and the curtailment of the Canadian salaried pension plan.

5.    Earnings Per Share
We had 19,430 shares of nonvested restricted stock at September 30, 2014 and 11,585 shares of nonvested restricted stock at September 30, 2013. The nonvested restricted stock is considered a participating security since the restricted stock contains nonforfeitable rights to dividends. As such, we use the two-class method to compute basic and diluted earnings per share. The following table illustrates the earnings allocation method utilized in the calculation of basic and diluted earnings per share from continuing operations.

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per-share amounts)	2014	2013	2014	2013
Earnings per share from continuing operations numerator:
Income from continuing operations attributable to common shareholders before allocation of earnings to participating securities	$56,913	$57,021	$181,200	$188,346
Income from continuing operations allocated to participating securities	81	70	273	175
Income from continuing operations attributable to common shareholders after allocation of earnings to participating securities	$56,832	$56,951	$180,927	$188,171
Earnings per share from continuing operations denominator:
Weighted-average number of shares of common stock outstanding - basic and diluted	12,549	13,279	12,745	13,319
Earnings per share from continuing operations - basic and diluted	$4.53	$4.29	$14.20	$14.13

6.    Intangibles (Net of Amortization) and Goodwill

	Identifiable Intangibles
	September 30, 2014		December 31, 2013
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Formulas and technology	$88,891	$80,844	$88,917	$77,217
Contracts	4,476	3,543	7,127	5,528
Customer bases	7,010	3,232	7,012	2,918
Trademarks and trade names	1,587	730	1,591	610
Goodwill	4,923		4,945
	$106,887	$88,349	$109,592	$86,273

All of the intangibles relate to the petroleum additives segment. The change in the gross carrying amount between 2013 and 2014 is due to an intangible asset which became fully amortized in 2014 and foreign currency fluctuations. There is no accumulated goodwill impairment.
Amortization expense was (in thousands):

Third quarter ended September 30, 2014	$1,576
Nine months ended September 30, 2014	4,727
Third quarter ended September 30, 2013	1,862
Nine months ended September 30, 2013	5,590

Estimated amortization expense for the remainder of 2014, as well as annual amortization expense related to our intangible assets for the next five years is expected to be (in thousands):

2014	$1,436
2015	5,790
2016	1,910
2017	746
2018	715
2019	688

We amortize contracts over 1.5 to 10 years; customer bases over 20 years; and formulas and technology over 5 to 20 years. Trademarks and trade names are amortized over 10 years.

7.    Long-term Debt

(in thousands)	September 30, 2014	December 31, 2013
Senior notes - 4.10% due 2022	$349,512	$349,467
Revolving credit facility	35,000	0
	$384,512	$349,467

The outstanding senior notes have an aggregate principal amount of $350 million and are registered under the Securities Act of 1933.
The following table provides information related to the unused portion of our revolving credit facility:

(in thousands)	September 30, 2014	December 31, 2013
Maximum borrowing capacity under the revolving credit facility	$650,000	$650,000
Outstanding borrowings under the revolving credit facility	35,000	0
Outstanding letters of credit	3,272	3,100
Unused portion of revolving credit facility	$611,728	$646,900

The average interest rate for borrowings under our revolving credit facility was 2.9% during the first nine months of 2014 and 2.2% during 2013.
We were in compliance with all covenants under our debt agreements at September 30, 2014 and at December 31, 2013.

8.    Commitments and Contingencies
Information on certain commitments and contingencies follows.
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
Environmental
We are involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination, disposal of hazardous waste, and other environmental matters at several of our current or former facilities, or at third-party sites where we have been designated as a potentially responsible party (PRP). We accrue for environmental remediation and monitoring activities for which costs can be reasonably estimated and are probable. These estimates are based on an assessment of the site, available clean-up methods, and prior experience in handling remediation. Recorded liabilities are discounted to present value (including an inflation factor in the estimate) only if we can reliably determine the amount and timing of future cash payments. While we believe we are currently adequately accrued for known environmental issues, it is possible that unexpected future costs could have a significant impact on our financial position, results of operations, and cash flows. Our total accruals for environmental remediation, dismantling, and decontamination were approximately $18 million at both September 30, 2014 and December 31, 2013.
Our more significant environmental sites include a former TEL plant site in Louisiana (the Louisiana site) and a former Houston, Texas plant site (the Texas site). Together, the amounts accrued on a discounted basis related to these sites represent approximately $11 million of the total accrual above at both September 30, 2014 and December 31, 2013, using discount rates ranging from 3% to 9%. Of the total accrued for these two sites, the amount related to remediation of groundwater and soil at both September 30, 2014 and December 31, 2013 was $5 million for the Louisiana site and $6 million for the Texas site. The aggregate undiscounted amount for these sites was $15 million at September 30, 2014 and $16 million at December 31, 2013.
In 2000, the Environmental Protection Agency (EPA) named us as a PRP under Superfund law for the clean-up of soil and groundwater contamination at the five grouped disposal sites known as "Sauget Area 2 Sites" in Sauget, Illinois. Without admitting any fact, responsibility, fault, or liability in connection with this site, we are participating with other PRPs in site investigations and feasibility studies. In December 2013, the EPA issued its Record of Decision confirming its remedies for the selected Sauget Area 2 sites. We have accrued our estimated proportional share of the remedial costs and expenses addressed in the Record of Decision. We do not believe there is any additional information available as a basis for revision of the liability that we have established at September 30, 2014. The amount accrued for this site is not material.
Guarantees
We have agreements with several financial institutions that provide guarantees for certain business activities of our subsidiaries, including performance, insurance, credit, and lease guarantees. The parent company provides guarantees of the subsidiaries' performance under these agreements and also provides a guarantee for repayment of a line of credit for a subsidiary in China. Guarantees outstanding under all of these agreements at September 30, 2014 are $11 million. Certain of these guarantees are secured by letters of credit, all of which were issued under the $100 million letter of credit sub-facility of our revolving credit facility. The maximum potential amount of future payments under all other guarantees not secured by letters of credit at September 30, 2014 is $17 million. Expiration dates of the letters of credit and certain guarantees range from 2014 to 2017. Some of the guarantees have no expiration date. We renew letters of credit as necessary.

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
Our foreign operations expose us to fluctuations of foreign exchange rates. These fluctuations may impact the value of our cash receipts and payments as compared to our reporting currency, the U.S. Dollar. To manage this exposure, we sometimes enter into foreign currency forward contracts to minimize currency exposure due to cash flows from foreign operations. There were no such contracts outstanding at September 30, 2014 or December 31, 2013.
Non-designated Hedges
On June 25, 2009, we entered into an interest rate swap with Goldman Sachs in the notional amount of $97 million and with a maturity date of January 19, 2022 (Goldman Sachs interest rate swap). NewMarket entered into the Goldman Sachs interest rate swap in connection with the termination of a loan application and related rate lock agreement between Foundry Park I and Principal Commercial Funding II, LLC (Principal). When the rate lock agreement was originally executed in 2007, Principal simultaneously entered into an interest rate swap with a third party to hedge Principal’s exposure to fluctuation in the ten-year United States Treasury Bond rate. Upon the termination of the rate lock agreement on June 25, 2009, Goldman Sachs both assumed Principal’s position with the third party and entered into an offsetting interest rate swap with NewMarket. Under the terms of this interest rate swap, NewMarket is making fixed rate payments at 5.3075% and Goldman Sachs makes variable rate payments based on three-month LIBOR. We have collateralized this exposure through cash deposits posted with Goldman Sachs amounting to $25 million at September 30, 2014 and $26 million at December 31, 2013.
We have made an accounting policy election to not offset derivative fair value amounts with the fair value amounts for the right to reclaim cash collateral under our master netting arrangement. We do not use hedge accounting for the Goldman Sachs interest rate swap, and therefore, immediately recognize any change in the fair value of this derivative financial instrument directly in earnings.
*****
The table below presents the fair value of our derivative financial instruments, as well as their classification on the Consolidated Balance Sheets.

	Liability Derivatives
	September 30, 2014		December 31, 2013
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Not Designated as Hedging Instruments
Goldman Sachs interest rate swap	Accrued expenses and Other noncurrent liabilities	$20,596	Accrued expenses and Other noncurrent liabilities	$21,211

The following table presents the effect of our derivative financial instruments on the Consolidated Statements of Income.
Effect of Derivative Instruments on the Consolidated Statements of Income
Non-Designated Derivatives
(in thousands)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Third Quarter Ended September 30,		Nine Months Ended September 30,
		2014	2013	2014	2013
Goldman Sachs interest rate swap	Other income (expense), net	$113	$(659)	$(4,390)	$5,116

Credit-risk Related Contingent Features
The agreement we have with our current derivative counterparty contains a provision where we could be declared in default on our derivative obligation if repayment of indebtedness is accelerated by our lender(s) due to our default on the indebtedness.
As of September 30, 2014, the fair value of the derivative in a net liability position related to this agreement, which includes accrued interest but excludes any adjustment for nonperformance risk, was $21 million. We have minimum collateral posting thresholds with the counterparty and have posted cash collateral of $25 million as of September 30, 2014. If required, we could have settled our obligations under the agreement at the termination value of $21 million at September 30, 2014.

10.    Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
The balances of, and changes in, the components of accumulated other comprehensive loss, net of tax, consist of the following:

(in thousands)	Pension Plans and Other Postretirement Benefits	Derivative Instruments	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2012	$(96,139)	$(4,173)	$(10,377)	$(110,689)
Other comprehensive income (loss) before reclassifications	3,510	0	(9,744)	(6,234)
Amounts reclassified from accumulated other comprehensive loss	4,368	4,173	0	8,541
Other comprehensive income (loss)	7,878	4,173	(9,744)	2,307
Balance at September 30, 2013	$(88,261)	$0	$(20,121)	$(108,382)

Balance at December 31, 2013	$(44,493)	$0	$(15,593)	$(60,086)
Other comprehensive income (loss) before reclassifications	(591)	0	(9,437)	(10,028)
Amounts reclassified from accumulated other comprehensive loss	3,182	0	0	3,182
Other comprehensive income (loss)	2,591	0	(9,437)	(6,846)
Balance at September 30, 2014	$(41,902)	$0	$(25,030)	$(66,932)

The following table illustrates the amounts, net of tax, reclassified out of each component of accumulated other comprehensive loss and their location within the respective line items on the Consolidated Statements of Income.

(in thousands)	Amount Reclassified from Accumulated Other Comprehensive Loss
Accumulated Other Comprehensive Loss Component	Third Quarter Ended September 30,		Nine Months Ended September 30,		Affected Line Item on the Consolidated Statements of Income
	2014	2013	2014	2013
Pension plans and other postretirement benefits:
Amortization of prior service (credit) cost	$(3)	$(3)	$(9)	$2	(a)
Amortization of actuarial net loss	649	1,237	2,061	3,962	(a)
Settlements and curtailments	727	0	1,126	378	(a)
Amortization of transition obligation	0	7	4	26	(a)
Total pension plans and other postretirement benefits	1,373	1,241	3,182	4,368
Derivative instruments:
Amortization of mortgage loan interest rate swap	0	0	0	1,666	Income from operations of discontinued business, net of tax (b)
Amortization of construction loan interest rate swap	0	2,481	0	2,507	Discontinued operations (b)
Total derivative instruments	0	2,481	0	4,173
Total reclassifications for the period	$1,373	$3,722	$3,182	$8,541

(a) These components of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (income). See Note 4 in this Form 10-Q and Note 18 in our 2013 Annual Report for further information.

(b) Amounts relate to the Foundry Park I mortgage loan interest rate swap and the construction loan interest rate swap. Amounts are presented net of income tax expense of $1.5 million for the construction loan interest rate swap for the third quarter ended September 30, 2013 and $1.1 million for the mortgage loan interest rate swap and $1.6 million for the construction loan interest rate swap for the nine months ended September 30, 2013. Due to the sale of the real estate assets of Foundry Park I in July 2013, the amounts recorded in accumulated other comprehensive loss for both interest rate swaps were completely recognized in the Consolidated Statements of Income in 2013.

For the third quarter of 2013 and nine months of 2013, $2.5 million of the amount reported in the table above for the amortization of the construction loan interest rate swap is a component of gain on sale of discontinued business, net of tax. The remaining amount is a component of income from operations of discontinued business, net of tax.

11.    Fair Value Measurements
The following table provides information on assets and liabilities measured at fair value on a recurring basis. No material events occurred during the nine months ended September 30, 2014 requiring adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

	Carrying Amount in Consolidated Balance Sheets		Fair Value Measurements Using
		Fair Value	Level 1	Level 2	Level 3
(in thousands)	September 30, 2014
Cash and cash equivalents	$141,536	$141,536	$141,536	$0	$0
Cash deposit for collateralized interest rate swap	25,106	25,106	25,106	0	0
Interest rate swap liability	20,596	20,596	0	20,596	0

	December 31, 2013
Cash and cash equivalents	$238,703	$238,703	$238,703	$0	$0
Cash deposit for collateralized interest rate swap	25,839	25,839	25,839	0	0
Interest rate swap liability	21,211	21,211	0	21,211	0

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
Although we have determined that the majority of the inputs used to value our derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustment associated with the derivative utilizes Level 3 inputs. These Level 3 inputs include estimates of current credit spreads to evaluate the likelihood of default by both us and the counterparties to the derivative. As of September 30, 2014 and December 31, 2013, we have assessed the significance of the impact of the credit valuation adjustment on the overall valuation of our derivative and have determined that the credit valuation adjustment is not significant to the overall valuation of the derivative. Accordingly, we have determined that our derivative valuation should be classified in Level 2 of the fair value hierarchy.
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

	September 30, 2014		December 31, 2013
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$384,512	$407,197	$349,467	$345,283

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
The following sets forth the Consolidating Statements of Income and Comprehensive Income for the third quarter and nine months ended September 30, 2014 and September 30, 2013; Consolidating Balance Sheets as of September 30, 2014 and December 31, 2013; and Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2014 and September 30, 2013 for the Parent Company, the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. The financial information is based on our understanding of the SEC's interpretation and application of Rule 3-10 of the SEC Regulation S-X.
The financial information may not necessarily be indicative of results of operations or financial position had the Guarantor Subsidiaries or Non-Guarantor Subsidiaries operated as independent entities. The Parent Company accounts for investments in these subsidiaries using the equity method.

NewMarket Corporation and Subsidiaries
Consolidating Statements of Income and Comprehensive Income
Third Quarter Ended September 30, 2014

(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$0	$238,170	$351,497	$0	$589,667
Cost of goods sold	0	126,033	298,415	0	424,448
Gross profit	0	112,137	53,082	0	165,219
Selling, general, and administrative expenses	2,222	21,361	17,793	0	41,376
Research, development, and testing expenses	0	25,814	9,985	0	35,799
Operating (loss) profit	(2,222)	64,962	25,304	0	88,044
Interest and financing expenses, net	4,480	(1,038)	726	0	4,168
Other income (expense), net	112	(56)	329	0	385
(Loss) income from continuing operations before income taxes and equity income of subsidiaries	(6,590)	65,944	24,907	0	84,261
Income tax (benefit) expense	(2,827)	26,953	3,222	0	27,348
Equity income of subsidiaries	60,676	0	0	(60,676)	0
Net income	56,913	38,991	21,685	(60,676)	56,913
Other comprehensive income (loss)	(18,125)	(3,235)	(14,275)	17,510	(18,125)
Comprehensive income	$38,788	$35,756	$7,410	$(43,166)	$38,788

NewMarket Corporation and Subsidiaries
Consolidating Statements of Income and Comprehensive Income
Third Quarter Ended September 30, 2013

(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$0	$226,276	$354,179	$0	$580,455
Cost of goods sold	0	118,699	297,933	0	416,632
Gross profit	0	107,577	56,246	0	163,823
Selling, general, and administrative expenses	1,901	24,914	14,071	0	40,886
Research, development, and testing expenses	0	25,450	10,415	0	35,865
Operating (loss) profit	(1,901)	57,213	31,760	0	87,072
Interest and financing expenses, net	4,389	(981)	851	0	4,259
Other (expense) income, net	(650)	(10)	47	0	(613)
(Loss) income from continuing operations before income taxes and equity income of subsidiaries	(6,940)	58,184	30,956	0	82,200
Income tax (benefit) expense	(3,033)	19,664	8,548	0	25,179
Equity income of subsidiaries	82,803	0	0	(82,803)	0
Income from continuing operations	78,896	38,520	22,408	(82,803)	57,021
Discontinued operations:
Gain on sale of discontinued business, net of tax	0	0	21,855	0	21,855
Income from operations of discontinued business, net of tax	0	0	20	0	20
Net income	78,896	38,520	44,283	(82,803)	78,896
Other comprehensive income (loss)	19,613	4,098	11,831	(15,929)	19,613
Comprehensive income	$98,509	$42,618	$56,114	$(98,732)	$98,509

NewMarket Corporation and Subsidiaries
Consolidating Statements of Income and Comprehensive Income
Nine Months Ended September 30, 2014

(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$0	$686,075	$1,100,452	$0	$1,786,527
Cost of goods sold	0	344,847	933,785	0	1,278,632
Gross profit	0	341,228	166,667	0	507,895
Selling, general, and administrative expenses	5,560	64,371	51,906	0	121,837
Research, development, and testing expenses	0	73,448	29,925	0	103,373
Operating (loss) profit	(5,560)	203,409	84,836	0	282,685
Interest and financing expenses, net	13,363	(3,048)	2,363	0	12,678
Other (expense) income, net	(4,380)	(117)	463	0	(4,034)
(Loss) income from continuing operations before income taxes and equity income of subsidiaries	(23,303)	206,340	82,936	0	265,973
Income tax (benefit) expense	(9,811)	76,160	18,424	0	84,773
Equity income of subsidiaries	194,692	0	0	(194,692)	0
Net income	181,200	130,180	64,512	(194,692)	181,200
Other comprehensive income (loss)	(6,846)	(1,242)	(5,673)	6,915	(6,846)
Comprehensive income	$174,354	$128,938	$58,839	$(187,777)	$174,354

NewMarket Corporation and Subsidiaries
Consolidating Statements of Income and Comprehensive Income
Nine Months Ended September 30, 2013

(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales	$0	$680,296	$1,043,688	$0	$1,723,984
Cost of goods sold	0	352,844	869,482	0	1,222,326
Gross profit	0	327,452	174,206	0	501,658
Selling, general, and administrative expenses	5,365	68,049	48,334	0	121,748
Research, development, and testing expenses	0	71,507	31,808	0	103,315
Operating (loss) profit	(5,365)	187,896	94,064	0	276,595
Interest and financing expenses, net	13,948	(2,991)	2,657	0	13,614
Other income (expense), net	5,169	(16)	355	0	5,508
(Loss) income from continuing operations before income taxes and equity income of subsidiaries	(14,144)	190,871	91,762	0	268,489
Income tax (benefit) expense	(5,805)	61,460	24,488	0	80,143
Equity income of subsidiaries	219,080	0	0	(219,080)	0
Income from continuing operations	210,741	129,411	67,274	(219,080)	188,346
Discontinued operations:
Gain on sale of discontinued business, net of tax	0	0	21,855	0	21,855
Income from operations of discontinued business, net of tax	0	0	540	0	540
Net income	210,741	129,411	89,669	(219,080)	210,741
Other comprehensive income (loss)	2,307	993	(4,016)	3,023	2,307
Comprehensive income	$213,048	$130,404	$85,653	$(216,057)	$213,048

NewMarket Corporation and Subsidiaries
Consolidating Balance Sheets
September 30, 2014

(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$38	$5,643	$135,855	$0	$141,536
Trade and other accounts receivable, net	3,397	106,338	217,906	0	327,641
Amounts due from affiliated companies	83,621	259,502	79,266	(422,389)	0
Inventories	0	131,437	202,159	0	333,596
Deferred income taxes	1,939	4,208	351	0	6,498
Prepaid expenses and other current assets	12,535	19,655	2,681	0	34,871
Total current assets	101,530	526,783	638,218	(422,389)	844,142
Amounts due from affiliated companies	0	106,955	8,025	(114,980)	0
Property, plant, and equipment, at cost	0	701,686	301,824	0	1,003,510
Less accumulated depreciation and amortization	0	560,995	145,068	0	706,063
Net property, plant, and equipment	0	140,691	156,756	0	297,447
Investment in consolidated subsidiaries	949,331	0	0	(949,331)	0
Prepaid pension cost	29,941	17,475	18,396	0	65,812
Deferred income taxes	19,343	0	6,601	(5,031)	20,913
Intangibles (net of amortization) and goodwill	0	12,658	5,880	0	18,538
Deferred charges and other assets	31,505	8,541	1,420	0	41,466
Total assets	$1,131,650	$813,103	$835,296	$(1,491,731)	$1,288,318
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$4	$80,603	$48,227	$0	$128,834
Accrued expenses	12,647	47,282	27,936	0	87,865
Dividends payable	12,446	0	0	0	12,446
Amounts due to affiliated companies	142,270	161,651	118,468	(422,389)	0
Income taxes payable	0	835	7,504	0	8,339
Other current liabilities	0	5,418	7,679	0	13,097
Total current liabilities	167,367	295,789	209,814	(422,389)	250,581
Long-term debt	384,512	0	0	0	384,512
Amounts due to affiliated companies	0	8,025	106,955	(114,980)	0
Other noncurrent liabilities	85,254	40,721	37,764	(5,031)	158,708
Total liabilities	637,133	344,535	354,533	(542,400)	793,801
Shareholders' equity:
Common stock and paid-in capital	0	260,777	118,680	(379,457)	0
Accumulated other comprehensive loss	(66,932)	(7,029)	(46,030)	53,059	(66,932)
Retained earnings	561,449	214,820	408,113	(622,933)	561,449
Total shareholders' equity	494,517	468,568	480,763	(949,331)	494,517
Total liabilities and shareholders' equity	$1,131,650	$813,103	$835,296	$(1,491,731)	$1,288,318

NewMarket Corporation and Subsidiaries
Consolidating Balance Sheets
December 31, 2013

(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$1,038	$102,205	$135,460	$0	$238,703
Trade and other accounts receivable, net	1,512	108,908	199,431	(4)	309,847
Amounts due from affiliated companies	0	139,710	77,098	(216,808)	0
Inventories	0	115,442	192,076	0	307,518
Deferred income taxes	2,600	4,919	748	0	8,267
Prepaid expenses and other current assets	13,055	17,886	2,043	0	32,984
Total current assets	18,205	489,070	606,856	(216,812)	897,319
Amounts due from affiliated companies	0	113,076	8,025	(121,101)	0
Property, plant, and equipment, at cost	0	692,024	293,172	0	985,196
Less accumulated depreciation and amortization	0	555,805	144,355	0	700,160
Net property, plant, and equipment	0	136,219	148,817	0	285,036
Investment in consolidated subsidiaries	955,560	0	0	(955,560)	0
Prepaid pension cost	23,276	16,092	15,719	0	55,087
Deferred income taxes	20,999	0	7,984	(6,022)	22,961
Intangibles (net of amortization) and goodwill	0	17,036	6,283	0	23,319
Deferred charges and other assets	33,257	9,014	1,281	0	43,552
Total assets	$1,051,297	$780,507	$794,965	$(1,299,495)	$1,327,274
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$6	$86,649	$47,477	$0	$134,132
Accrued expenses	10,788	46,401	20,803	0	77,992
Dividends payable	12,996	0	0	0	12,996
Amounts due to affiliated companies	23,183	77,098	116,527	(216,808)	0
Income taxes payable	0	0	11,423	(4)	11,419
Other current liabilities	0	7,828	3,247	0	11,075
Total current liabilities	46,973	217,976	199,477	(216,812)	247,614
Long-term debt	349,467	0	0	0	349,467
Amounts due to affiliated companies	0	8,025	113,076	(121,101)	0
Other noncurrent liabilities	82,409	41,014	40,344	(6,022)	157,745
Total liabilities	478,849	267,015	352,897	(343,935)	754,826
Shareholders' equity:
Common stock and paid-in capital	0	260,776	126,661	(387,437)	0
Accumulated other comprehensive loss	(60,086)	(5,786)	(40,360)	46,146	(60,086)
Retained earnings	632,534	258,502	355,767	(614,269)	632,534
Total shareholders' equity	572,448	513,492	442,068	(955,560)	572,448
Total liabilities and shareholders' equity	$1,051,297	$780,507	$794,965	$(1,299,495)	$1,327,274

NewMarket Corporation and Subsidiaries
Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2014

(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash provided from (used in) operating activities	$219,568	$111,854	$41,811	$(211,555)	$161,678
Cash flows from investing activities:
Capital expenditures	0	(20,588)	(18,361)	0	(38,949)
Deposits for interest rate swap	(5,867)	0	0	0	(5,867)
Return of deposits for interest rate swap	6,600	0	0	0	6,600
Other, net	(5,004)	0	0	0	(5,004)
Cash provided from (used in) investing activities	(4,271)	(20,588)	(18,361)	0	(43,220)
Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facility	35,000	0	0	0	35,000
Net borrowings under lines of credit	0	0	4,432	0	4,432
Dividends paid	(41,962)	(194,007)	(20,147)	214,154	(41,962)
Repurchases of common stock	(209,336)	0	0	0	(209,336)
Issuance of intercompany note payable, net	0	(10,748)	10,748	0	0
Repayment of intercompany note payable, net	0	14,329	(14,329)	0	0
Financing from affiliated companies	1	2,598	0	(2,599)	0
Cash provided from (used in) financing activities	(216,297)	(187,828)	(19,296)	211,555	(211,866)
Effect of foreign exchange on cash and cash equivalents	0	0	(3,759)	0	(3,759)
(Decrease) increase in cash and cash equivalents	(1,000)	(96,562)	395	0	(97,167)
Cash and cash equivalents at beginning of year	1,038	102,205	135,460	0	238,703
Cash and cash equivalents at end of period	$38	$5,643	$135,855	$0	$141,536

NewMarket Corporation and Subsidiaries
Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2013

(in thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash provided from (used in) operating activities	$94,779	$47,128	$70,513	$(4,021)	$208,399
Cash flows from investing activities:
Capital expenditures	0	(22,476)	(24,687)	0	(47,163)
Proceeds from sale of discontinued business	0	0	140,011	0	140,011
Deposits for interest rate swap	(11,018)	0	0	0	(11,018)
Return of deposits for interest rate swap	21,880	0	0	0	21,880
Return of investment in subsidiary	45,174	0	0	(45,174)	0
Other, net	(4,927)	0	0	0	(4,927)
Cash provided from (used in) investing activities	51,109	(22,476)	115,324	(45,174)	98,783
Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facility	(75,000)	0	0	0	(75,000)
Net borrowings under lines of credit	0	0	3,088	0	3,088
Dividends paid	(35,914)	(86,585)	(77,979)	164,564	(35,914)
Debt issuance costs	(1,145)	0	0	0	(1,145)
Repurchases of common stock	(41,156)	0	0	0	(41,156)
Issuance of intercompany note payable, net	0	(14,328)	14,328	0	0
Repayment of intercompany note payable, net	58,935	13,402	(72,337)	0	0
Financing from affiliated companies	(45,573)	160,942	0	(115,369)	0
Cash provided from (used in) financing activities	(139,853)	73,431	(132,900)	49,195	(150,127)
Effect of foreign exchange on cash and cash equivalents	0	0	1,081	0	1,081
Increase in cash and cash equivalents	6,035	98,083	54,018	0	158,136
Cash and cash equivalents at beginning of year	5,001	3,956	80,172	0	89,129
Cash and cash equivalents at end of period	$11,036	$102,039	$134,190	$0	$247,265

13.    Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09). ASU 2014-09 replaces the previous guidance and clarifies the principles for revenue recognition. It requires a five-step process for revenue recognition that represents the transfer of goods or services to customers in an amount that reflects the consideration expected to be received by a company. ASU 2014-09 also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the impact that the adoption of ASU 2014-09 will have on our consolidated financial statements.
In August 2014, FASB issued Accounting Standards Update No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40)" (ASU 2014-15). ASU 2014-15 requires management to evaluate, for each annual and interim period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. When management identifies conditions or events that raise substantial doubt about an entity's ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. Certain footnote disclosures are required, the nature of which depends on if substantial doubt is alleviated as a result of consideration of management's plans. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. We do not expect ASU 2014-15 to have a significant impact on our financial statements.

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

Overview
During the first nine months of 2014, our business continued to perform well. Operating profit margins remained strong, and both revenue and product shipments increased over the first nine months of 2013. We continue to invest in people, technology development, processes, and global infrastructure, consisting of technical centers and production capacity, in support of our business. In addition, our cash flow generation was sufficient to fund operations, including increased working capital needs. We run our business for the long-run with the goal of helping our customers succeed in their marketplaces.
Also, during the first nine months of 2014, we repurchased 568,610 shares of our common stock at a total cost of $212.0 million.

Results of Operations
Revenue
Consolidated revenue for the third quarter of 2014 totaled $589.7 million, representing an increase of approximately 1.6% from the third quarter of 2013 of $580.5 million. Nine months of 2014 consolidated revenue was $1.8 billion which was an increase of 3.6% from the first nine months of 2013 level of $1.7 billion. The following table shows revenue by segment and product line.

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Petroleum additives
Lubricant additives	$483.6	$461.9	$1,470.4	$1,389.7
Fuel additives	102.0	115.7	306.8	327.6
Total	585.6	577.6	1,777.2	1,717.3
All other	4.1	2.9	9.3	6.7
Consolidated revenue	$589.7	$580.5	$1,786.5	$1,724.0

Petroleum Additives Segment
The primary regions in which we operate include North America, Latin America, Asia Pacific, and the Europe/Middle East/Africa/India (EMEAI) region. While there is some fluctuation, the percentage of revenue generated in the regions remains fairly consistent when comparing the first nine months of 2014 with the same period in 2013, as well as with the full year in 2013. In addition, the percentage of lubricant additives sales and fuel additives sales is also substantially consistent between periods.
Petroleum additives net sales for the third quarter of 2014 of $585.6 million increased $8.0 million, or approximately 1.4%, from $577.6 million for the third quarter of 2013. The North America and Latin America regions reflected increased revenue when comparing the third quarter periods of 2014 and 2013, which was partially offset by decreases in net sales in the Asia Pacific and EMEAI regions when comparing the two quarterly periods. The increase in revenue when comparing the two third quarter periods resulted from increased lubricant additives shipments across all regions. Shipments of fuel additives were down slightly when comparing the two third quarter periods resulting primarily from small volume decreases in the Latin America and EMEAI regions, while the North America and Asia Pacific regions were substantially unchanged. Overall, petroleum additives product shipments increased approximately 3.1% between the two third quarter periods.
Petroleum additives net sales for the nine months of 2014 of $1.8 billion increased $59.8 million, or approximately 3.5%, from $1.7 billion for the first nine months of 2013. Regionally, Latin America, EMEAI and Asia Pacific reflected increased revenue when comparing the two nine month periods, while revenues in North America were substantially unchanged. The increase in revenue when comparing the two nine month periods resulted primarily from increased lubricant additives shipments across all regions, with the most significant increases in the EMEAI and Asia Pacific regions. Similar to the third quarter periods, shipments of fuel additives were down slightly when comparing the two nine month periods, with the North America and EMEAI regions experiencing small decreases in shipments, while the Latin America and Asia Pacific regions were flat. Overall, petroleum additives product shipments increased approximately 5.4% between the two nine month periods.
For both the third quarter and nine months periods, petroleum additives net sales were also impacted by a reduction in selling prices, as well as a favorable foreign currency impact. For both comparative periods, the U.S. Dollar weakened against the European Union Euro (Euro) and the British Pound Sterling (Pound) resulting in a favorable foreign currency impact on revenue primarily from the impact of the Euro. The favorable foreign currency impact from the Euro and Pound were partially offset by several other currencies, including the Japanese Yen, which weakened against the U.S. Dollar, resulting in an unfavorable foreign currency impact on net sales between both the third quarter and nine months comparison periods.
The following table details the approximate components of the increase in net sales between the third quarter and nine months of 2014 and 2013.

(in millions)	Third Quarter	Nine Months
Period ended September 30, 2013	$577.6	$1,717.3
Lubricant additives shipments	21.3	91.5
Fuel additives shipments	(12.2)	(21.0)
Selling prices	(2.8)	(15.6)
Foreign currency impact, net	1.7	5.0
Period ended September 30, 2014	$585.6	$1,777.2

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
The following table reports segment operating profit for the third quarter and nine months ended September 30, 2014 and September 30, 2013.

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Petroleum additives	$94.3	$95.5	$299.6	$295.3
All other	$0.4	$(1.6)	$1.8	$(1.8)

Petroleum Additives Segment
The petroleum additives segment operating profit decreased $1.2 million when comparing the third quarter of 2014 to the third quarter of 2013 and increased $4.3 million when comparing the first nine months of 2014 to the same period in 2013. Operating profit from lubricant additives products increased for both the third quarter and nine months periods while operating profit of fuel additives products reflected a decrease when comparing the two third quarter and nine months periods. These fluctuations in operating profit between the 2014 and 2013 third quarter and nine month periods included a favorable foreign currency impact of about $6 million for the third quarter period comparison and an unfavorable foreign currency impact of about $4 million for the nine month period comparison, which are reflected in conversion and miscellaneous costs. The operating profit margin was 16.1% for the third quarter of 2014 as compared to 16.5% for the third quarter of 2013 and was 16.9% for the nine months of 2014 as compared to 17.2% for the nine months of 2013. For the rolling four quarters ended September 30, 2014, the operating profit margin was 16.3%, which is in line with our expectations of the performance of our business over the long-term. While operating profit margins will fluctuate from quarter to quarter due to multiple factors, we do not operate our business differently from quarter to quarter. We believe the fundamentals of our business and industry are unchanged. We continue to focus on developing and delivering innovative, technology-driven solutions to our customers.
Gross profit results were unfavorable by $0.3 million when comparing the third quarter periods of 2014 and 2013 and favorable by $3.1 million when comparing the nine month periods. Cost of sales as a percentage of revenue remained fairly consistent between the two third quarter and nine months periods at 72.0% for the third quarter of 2014 compared to 71.5% for the third quarter of 2013, and 71.7% for the nine months of 2014 compared to 70.9% for the nine months of 2013.
The unfavorable gross profit results when comparing the two third quarter periods were caused by unfavorable variances in raw material costs and selling prices. These variances were substantially offset by a favorable conversion and miscellaneous cost variance, which included the $6 million favorable foreign currency impact discussed above. The volume variance impact on gross profit results when comparing the two third quarter periods was negligible.
For the nine months comparison, a favorable volume variance, as discussed in the revenue section above, contributed over 100% of the increase in gross profit, along with a small favorable variance in conversion and miscellaneous costs. These favorable variances were largely offset by unfavorable variances in selling prices and raw material costs.
Selling, general, and administrative expenses (SG&A) for the third quarter of 2014 were $0.9 million, or 2.8%, higher as compared to the third quarter of 2013 and lower by $1.2 million, or 1.2%, for the nine months of 2014 as compared to nine months of 2013. SG&A as a percentage of revenue was 5.8% for the third quarter of 2014, 5.7% for the third quarter of 2013, 5.6% for the nine months of 2014, and 5.9% for the nine months of 2013. Our SG&A costs are primarily personnel-related and include salaries, benefits, and other costs associated with our workforce. There were no significant changes in these costs when comparing the third quarter and nine month periods.

Research, development, and testing expenses (R&D) were essentially unchanged for both the third quarter of 2014 and the nine months of 2014 when compared to the same 2013 periods. When comparing the third quarter periods, the lubricant additives product line decreased slightly, which was mostly offset by expenses in the fuel additives product line. For the nine months periods, R&D expenses for fuel additives increased but were completely offset by decreases in the lubricant additives product lines. As a percentage of revenue, R&D was 6.1% for the third quarter of 2014, 6.2% for the third quarter of 2013, 5.8% for the nine months of 2014, and 6.0% for the nine months of 2013. Our approach to R&D investment, as it is with SG&A, is one of purposeful spending on programs to support our current product base and to ensure that we develop products to support our customers' programs in the future. R&D expenses include personnel-related costs, as well as internal and external testing of our products. Our expectation is that R&D will increase for the full year of 2014 as compared to 2013.

The following discussion references the Consolidated Financial Statements beginning on page 3 of this Quarterly Report on Form 10-Q.

Interest and Financing Expenses
Interest and financing expenses was $4.2 million for the third quarter of 2014, $4.3 million for the third quarter of 2013, $12.7 million for the nine months of 2014 and $13.6 million for the nine months of 2013. The decrease in interest and financing expenses between the third quarters of 2014 and 2013 primarily resulted from a slightly lower average interest rate in 2014, partially offset by the impact of fees and amortization, as well as slightly higher outstanding average debt. The decrease in interest and financing expenses between the nine month periods resulted from lower average outstanding debt, partially offset by a slightly higher average interest rate.

Other Income (Expense), Net
Other income (expense), net was income of $0.4 million for the third quarter of 2014, expense of $0.6 million for the third quarter of 2013, expense of $4.0 million for the nine months of 2014, and income of $5.5 million for the nine months of 2013. The amounts for all periods primarily reflected the impact from a derivative instrument representing an interest rate swap recorded at fair value through earnings. See Note 9 for additional information on the interest rate swap.

Income Tax Expense
Income tax expense was $27.3 million for the third quarter of 2014 and $25.2 million for the third quarter of 2013. The effective tax rate was 32.5% for the third quarter of 2014, while the third quarter of 2013 was 30.6%. The increase in income from continuing operations before income tax expense resulted in an increase of $0.6 million in income taxes, while the higher effective income tax rate resulted in an increase of $1.5 million in income tax expense when comparing the two third quarter periods.
Income tax expense was $84.8 million for the nine months of 2014 and $80.1 million for the nine months of 2013. The effective tax rate was 31.9% for the nine months of 2014 and 29.8% for the nine months of 2013. The higher effective tax rate in 2014 as compared to 2013 resulted in a $5.4 million increase in income taxes when comparing the two nine month periods. That increase was partially offset by the effects of the decrease in income before income tax expense which resulted in lower income tax expense of $0.7 million.
The effective tax rate for both the 2014 and 2013 periods included the benefit of income in foreign jurisdictions with lower tax rates than the United States tax rate, as well as a substantial benefit from the domestic manufacturing tax deduction. The nine months 2013 period reflected the effects of the research and development tax credit for nine months 2013, as well as for all of 2012, as the legislation to extend such tax credits was retroactively signed into law in January 2013. The 2014 tax rate does not include a benefit for the current year research and development tax credit, as this credit has not been extended to 2014 by the United States Congress.

Discontinued Operations
On July 2, 2013, Foundry Park I completed the sale of its real estate assets for $144 million in cash, which comprised our entire real estate development segment. The operations of the real estate development segment are now reported in income from operations of discontinued business, net of tax, in the Consolidated Statements of Income. We recognized a gain of $36 million ($22 million after tax) in the third quarter of 2013 related to this transaction.

Cash Flows, Financial Condition, and Liquidity
Cash and cash equivalents at September 30, 2014 were $141.5 million, which was a decrease of $97.2 million since December 31, 2013.
Cash and cash equivalents held by our foreign subsidiaries amounted to approximately $135.9 million at September 30, 2014 and $135.4 million at December 31, 2013. A significant amount, but not all, of these foreign cash balances are associated with earnings that we have asserted are indefinitely reinvested. We plan to use these indefinitely reinvested earnings to support growth outside of the United States through funding of operating expenses, capital expenditures, and other cash needs of our foreign subsidiaries. Periodically, we repatriate cash from our foreign subsidiaries to the United States through intercompany dividends. These intercompany dividends are paid only by subsidiaries whose earnings we have not asserted are indefinitely reinvested or whose earnings qualify as previously taxed income, as defined by the Internal Revenue Code. If circumstances were to change that would cause these indefinitely reinvested earnings to be repatriated, an incremental U.S. tax liability would be incurred. As part of our foreign subsidiary repatriation activities, we received cash dividends of $21.2 million for the nine months ended September 30, 2014 and $10.2 million for the nine months ended September 30, 2013.
We expect that cash from operations, together with borrowing available under our revolving credit facility, will continue to be sufficient to cover our operating needs for the foreseeable future.
Cash Flows – Operating Activities
Cash flows provided from operating activities for the nine months 2014 were $161.7 million which included a decrease of $58.7 million due to higher working capital requirements, primarily resulting from increases in accounts receivable and inventories. The increase in accounts receivable was primarily due to higher sales levels when comparing the third quarter of 2014 with the fourth quarter of 2013. The increase in inventories reflects normal variations in planning for future demand.
We had working capital of $593.6 million at September 30, 2014 and $649.7 million at December 31, 2013. The current ratio was 3.37 to 1 at September 30, 2014 and 3.62 to 1 at December 31, 2013.
Cash Flows – Investing Activities
Cash used in investing activities was $43.2 million during the nine months of 2014 and included $38.9 million for capital expenditures. We estimate our total capital spending during 2014 will be approximately $60 million to $65 million, including anticipated spending on a new manufacturing facility in Singapore. We expect to continue to finance capital spending through cash on hand and cash provided from operations, together with borrowing available under our $650 million revolving credit facility.
Cash Flows – Financing Activities
Cash used in financing activities during the nine months of 2014 amounted to $211.9 million. The cash was used to repurchase $209.3 million of our common stock and to pay dividends of $42.0 million. We borrowed $35.0 million under our revolving credit facility during the first nine months of 2014.
We had total long-term debt of $384.5 million at September 30, 2014, representing an increase of approximately $35.0 million in our total long-term debt since December 31, 2013, due to borrowing $35.0 million on our revolving credit facility.
At September 30, 2014, in addition to the revolving credit facility, which is discussed below, we had outstanding senior notes in the aggregate principal amount of $350 million that bear interest at a fixed rate of 4.10% and are due in 2022. These senior notes are registered under the Securities Act of 1933.
A subsidiary in China has a short-term line of credit for operating purposes for $15 million with an outstanding balance of $7.7 million at September 30, 2014.
Revolving Credit Facility – At September 30, 2014, we had a $650 million multicurrency revolving credit facility, with a $100 million sublimit for multicurrency borrowings, a $100 million sublimit for letters of credit, and a $20 million sublimit for swingline loans. The agreement includes an expansion feature, which allows us, subject to certain conditions, to request an increase to the aggregate amount of the revolving credit facility or obtain incremental term loans in an amount up to $150 million. Borrowings bear interest at variable rates. The revolving credit facility matures on March 14, 2017.

The following table provides information related to the unused portion of our revolving credit facility:

(in millions)	September 30, 2014	December 31, 2013
Maximum borrowing capacity under the revolving credit facility	$650.0	$650.0
Outstanding borrowings under the revolving credit facility	35.0	0.0
Outstanding letters of credit	3.3	3.1
Unused portion of revolving credit facility	$611.7	$646.9

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
At September 30, 2014, the Leverage Ratio was 1.01 and the Interest Coverage Ratio was 20.88, while at December 31, 2013 the Leverage Ratio was 0.94 and the Interest Coverage Ratio was 19.54. We were in compliance with all covenants under both the revolving credit facility and the 4.10% senior notes at September 30, 2014 and December 31, 2013.
As a percentage of total capitalization (total long-term debt and shareholders’ equity), our total long-term debt percentage increased from 37.9% at December 31, 2013 to 43.7% at September 30, 2014. The change in the percentage was primarily the result of the decrease in shareholders’ equity, along with an increase in long-term debt. The decrease in shareholders’ equity reflects our earnings, offset by the impact of dividend payments and stock repurchases. Normally, we repay any outstanding long-term debt with cash from operations or refinancing activities.

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

Outlook
We are pleased with our operational performance and results for the first nine months of the year. The results reinforce our confidence in our customer-focused strategy and approach to the market. We continue to believe the fundamentals of how we run our business - a long-term horizon, safety-first culture, customer-focused solutions, technology-driven product offerings, world-class supply chain capability, and a regional organizational structure to better understand our customers' needs - will continue to be beneficial for all of our stakeholders.

We continue to have expectations that our petroleum additives segment will deliver solid performance in 2014, after having posted record operating profit for each of the last several years. We expect that petroleum additives industry shipment demand will continue to grow at an average annual rate of 1% - 2% over the foreseeable future, as there have been no significant changes in the positive fundamentals of the business. Over the long-term, we plan to exceed the industry growth rate. Over the past several years, we have made significant investments to expand our capabilities around the world. These investments have been in people, technology development, processes and global infrastructure, consisting of technical centers and production capacity. In the second quarter, we officially broke ground on our new Singapore manufacturing facility, representing further evidence of our commitment to continued global investment in support of our customers' needs. We intend to utilize these new capabilities to improve our ability to deliver the solutions that our customers value and to expand our global reach and improve profits. We will continue to invest in our capabilities to provide even better service, technology, and customer solutions.
Our business continues to generate significant amounts of cash beyond what is necessary for the expansion and growth of our current offerings. We regularly review the many internal opportunities which we have to utilize this cash from a technological, geographic and product line perspective. Our primary focus in the acquisition area remains on the petroleum additives industry. It is our view that this industry will provide the greatest opportunity for solid returns on our investments while minimizing risk. We remain focused on this strategy and will evaluate any future opportunities. Nonetheless, we are patient in this pursuit and intend to make the right acquisition when the opportunity arises. We will continue to evaluate all alternative uses of cash to enhance shareholder value, including stock repurchases and dividends.

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk
At September 30, 2014, there were no significant changes in our market risk from the information provided in the 2013 Annual Report.

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
There has been no change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In late 2013, Afton Chemical Corporation initiated a voluntary self-audit of its compliance with certain sections of the Toxic Substances Control Act (TSCA) under the EPA’s audit policy (Audit Policy).   If any potential TSCA violations are discovered during the audit, we would voluntarily disclose them to the EPA under the Audit Policy.  In August 2014, the EPA TSCA staff began its own TSCA inspection of both Afton Chemical Corporation and Ethyl Corporation.  While it is not possible to predict or determine with certainty the outcome, we do not believe that any findings identified as a result of our audit or the EPA’s TSCA inspection will have a material adverse effect on our consolidated results of operations, financial condition, or cash flows.
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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds
On April 24, 2014, our Board of Directors approved a share repurchase program authorizing management to repurchase up to $400 million of NewMarket Corporation's outstanding common stock until December 31, 2016, as market conditions warrant and covenants under our existing agreements permit. We may conduct the share repurchases in the open market and in privately negotiated transactions. The repurchase program does not require NewMarket to acquire any specific number of shares and may be terminated or suspended at any time. Approximately $293 million remained available under the 2014 authorization at September 30, 2014. The following table outlines the purchases during the third quarter of 2014 under this authorization.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31	83,200	$390.52	83,200	$305,381,224
August 1 to August 31	10,434	395.79	10,434	301,251,600
September 1 to September 30	20,576	392.83	20,576	293,168,801
Total	114,210	391.42	114,210	293,168,801

ITEM 6.     Exhibits

Exhibit 3.1	Articles of Incorporation Amended and Restated effective April 27, 2012 (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 1-32190) filed April 30, 2012)
Exhibit 3.2	NewMarket Corporation Bylaws Amended and Restated effective April 27, 2012 (incorporated by reference to Exhibit 3.2 to Form 8-K (File No. 1- 32190) filed April 30, 2012)
Exhibit 31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald
Exhibit 31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by David A. Fiorenza
Exhibit 32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald
Exhibit 32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David A. Fiorenza
Exhibit 101	XBRL Instance Document and Related Items

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMARKET CORPORATION
(Registrant)

Date: October 30, 2014	By: /s/ D. A. Fiorenza
David A. Fiorenza
Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: October 30, 2014	By: /s/ William J. Skrobacz
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