Form 10-K
period 2014-12-31
NEWMARKET CORP
filed 2015-02-17
CIK 1282637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter): $3,659,105,430*
Number of shares of Common Stock outstanding as of January 31, 2015: 12,443,651

DOCUMENTS INCORPORATED BY REFERENCE
Portions of NewMarket Corporation’s definitive Proxy Statement for its 2015 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 are incorporated by reference into Part III of this Annual Report on Form 10-K.

*
In determining this figure, an aggregate of 3,312,956 shares of Common Stock as beneficially owned by Bruce C. Gottwald and members of his immediate family have been excluded and treated as shares held by affiliates. See Item 12. The aggregate market value has been computed on the basis of the closing price on the New York Stock Exchange on June 30, 2014.

Form 10-K

PART I

ITEM 1.	BUSINESS
NewMarket Corporation (NewMarket) (NYSE: NEU) is a holding company and is the parent company of Afton Chemical Corporation (Afton), Ethyl Corporation (Ethyl), NewMarket Services Corporation (NewMarket Services), and NewMarket Development Corporation (NewMarket Development).
Each of our subsidiaries manages its own assets and liabilities. Afton encompasses the petroleum additives business, while Ethyl represents the sale of tetraethyl lead (TEL) in North America and certain petroleum additives manufacturing operations. NewMarket Development manages the property that we own in Virginia. NewMarket Services provides various administrative services to NewMarket, Afton, Ethyl, and NewMarket Development. NewMarket Services departmental expenses and other expenses are billed to NewMarket and each subsidiary pursuant to services agreements between the companies.
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
With more than 525 employees in research and development, Afton is dedicated to developing additive formulations that are tailored to our customers’ and the end-users’ specific needs. Afton’s portfolio of technologically-advanced, value-added products allows it to provide a full range of products, services, and solutions to its customers.
Ethyl provides contract manufacturing services to Afton and to third parties, and is a marketer of TEL in North America.
NewMarket Development manages the property that we own in Richmond, Virginia consisting of approximately 57 acres. Our corporate offices are included in this acreage, as well as a research and testing facility, and several acres dedicated to other uses. We are currently exploring various development opportunities for portions of the property as the demand warrants. This effort is ongoing in nature, as we have no specific timeline for any future developments.
We were incorporated in the Commonwealth of Virginia in 2004. Our principal executive offices are located at 330 South Fourth Street, Richmond, Virginia, and our telephone number is (804) 788-5000. We employed 1,866 people at the end of 2014.
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

We believe our success in the petroleum additives market is largely due to our ability to deliver value to our customers through our products and our open, flexible, and collaborative working style. We accomplish this by understanding what our customers value and by applying our technical capabilities, formulation expertise, broadly differentiated product solutions, and global distribution capabilities to satisfy the customers' needs. We invest significantly in research and development in order to meet our customers’ needs and to adapt to the rapidly changing environment for new and improved products and services.
We view the petroleum additives marketplace as being comprised of two broad product applications: lubricant additives and fuel additives. Lubricant additives are highly formulated chemical packages that, when blended with base fluids, improve the efficiency, durability, performance, and functionality of mineral oils, synthetic oils, and biodegradable fluids, thereby enhancing the performance of machinery and engines. Fuel additives are chemical components and formulations that improve the refining process and performance of gasoline, diesel, biofuels, and other fuels, resulting in lower operating costs, improved vehicle performance, and reduced tailpipe or smokestack emissions.
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
Lubricants are widely used in operating machinery from heavy industrial equipment to transportation vehicles. Lubricants provide a layer of protection between moving mechanical parts. Without this layer of protection, the normal functioning of machinery would not occur. Effective lubricants reduce downtime and increase efficiency. Specifically, lubricants serve the following main functions:

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
Key drivers of demand for lubricant additives include global gross domestic product levels, total vehicle miles driven, fuel economy, drain/refill intervals, the average age of vehicles on the road, vehicle production, equipment production, and new vehicle and equipment hardware technologies.
We view our participation in the lubricant marketplace in three primary areas: engine oil additives, driveline additives, and industrial additives. Our view is not necessarily the same way others view the market.
Engine Oil Additives—The largest submarket within the lubricant additives marketplace is engine oil additives which consists of additives designed for passenger cars, as well as heavy duty commercial equipment. We estimate engine oil additives represent approximately 70% of the overall lubricant additives market volume. The engine oil market’s primary customers include consumers, fleet owners, service dealers, and OEMs. The primary functions of engine oil additives are to reduce friction, prevent wear, control formation of sludge and oxidation, and prevent rust. Engine oil additives are typically sold to lubricant manufacturers who combine them with a base oil fluid to meet internal, industry, and OEM specifications.
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
Many different types of additives are used in fuels. Their use is generally determined by customer, industry, OEM, and government specifications, and often differs from country to country. The types of fuel additives we offer include:

•	gasoline performance additives, which clean and maintain key elements of the fuel delivery systems, including fuel injectors and intake valves, in gasoline engines;

•	diesel fuel performance additives, which perform similar cleaning functions in diesel engines;

•	cetane improvers, which increase the cetane number (ignition quality) in diesel fuel by reducing the delay between injection and ignition;

•	stabilizers, which reduce or eliminate oxidation in fuel;

•	corrosion inhibitors, which minimize the corrosive effects of combustion by-products and prevent rust;

•	lubricity additives, which restore lubricating properties lost in the refining process;

•	cold flow improvers, which improve the pumping and flow of distillate and diesel fuels in cold temperatures; and

•	octane enhancers, which increase octane ratings and decrease emissions.
We offer a broad line of fuel additives worldwide and sell our products to major fuel marketers and refiners, as well as independent terminals and other fuel blenders.
Key drivers in the fuel additive marketplace include total vehicle miles driven, fuel economy, the introduction of new engine designs, regulations on emissions (both gasoline and diesel), quality of the crude oil slate and performance standards, and marketing programs of major oil companies.
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
The fuel additives submarket is characterized by more competitors. While we participate in many facets of the fuel additives market, our competitors tend to be more narrowly focused. In the gasoline detergent market, we compete mainly against BASF AG, Chevron Oronite Company LLC, and The Lubrizol Corporation. In the diesel and refinery markets, we compete mainly against The Lubrizol Corporation, Infineum, BASF AG, Clariant Ltd., and Innospec Inc. (Innospec). We also compete against other regional competitors in the fuel additives marketplace.
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
As the performance requirements of our products become more complex, we often work with highly specialized suppliers. In some cases, we source from a single supplier. In cases where we decide to source from a single supplier, we manage our risk by maintaining safety stock of the raw material or qualifying alternate supply. The backup position could take additional time to implement, but we are confident we can ensure continued supply for our customers. We continue to monitor the raw material supply situation and continually adjust our procurement strategies as conditions require.
Research, Development, and Testing
Research, development, and testing (R&D) provides Afton with the core technologies and performance-based solutions for our customers in the petroleum additives market. We develop products through a combination of chemical synthesis, formulation development, engineering design, and performance testing. In addition to products, R&D provides our customers with data to substantiate product differentiation and technical support to assure total customer satisfaction.
We are committed to providing the most advanced products, comprehensive testing programs, and superior technical solutions to our customers and to OEMs worldwide. R&D expenditures, which totaled $139 million in 2014, $137 million in 2013, and $118 million in 2012, are expected to increase again in 2015. Afton continues to expand our internal testing, research, and customer support capabilities around the world in support of our goals of providing market-driven technical leadership and performance-based differentiation. In 2014, we expanded our laboratory and mechanical testing capabilities in five of our principal technical centers around the world: Richmond, Virginia; Ashland, Virginia; Bracknell, England; Suzhou, China; and Tsukuba, Japan. This increases our capacity to provide differentiated solutions to our customers and provides additional process development capability to enhance our speed-to-market for new products and technologies.
Afton continues to develop new technology and products to meet the changing requirements of OEMs and to keep our customers well positioned for the future. A significant portion of our R&D investment is dedicated to the development of products that are differentiated by their ability to deliver improved fuel efficiency in addition to robust performance in a wide range of new hardware designs. Afton’s state-of-the art testing capabilities are enabling customized research in all areas of performance needed by both OEMs and tier one suppliers. Our leading-edge capabilities and fundamental understanding in the areas of combustion, friction control, energy efficiency, and wear prevention are used to set the stage for next generation products in all areas.
In 2014, we successfully launched new technologies across all of our lubricant additive and fuel additive product areas. We developed new engine oil products for passenger cars and commercial trucks in support of our customers in all regions of the world. Research in the engine oil area continues to increase as we prepare for the new engine oil specifications in North America for passenger car motor oils and for commercial trucks. OEMs also continue to add their own requirements in addition to the general industry specifications, creating demand for new products tailored to the needs of individual OEMs.
Our industrial additives product line continued to expand with the development of new products in multiple application areas including hydraulic fluids, industrial gear oils, turbine oils, grease additives, and metalworking fluid additives. Research is focused on the development of technologies that will provide differentiation to our customers in multiple performance areas including equipment life and energy efficiency.
We continue to provide leading technology in the fuel additives area. In 2014, new products were developed and launched in all product lines including gasoline performance additives and diesel performance additives, as well as additives used in the refining and distribution of fuels. Research is focused on the development of new technologies that perform well in new, modern engine designs and changing fuel properties, as well as addressing the growing need for increased fuel economy and emissions reduction. In addition, we continue to maintain close interactions with regulatory, industry, and OEM leaders to guide our development of future fuel additive technologies based on well-defined market needs.

Research continued in our transmission fluid, axle oil, and tractor fluid product lines. This included the development of new OEM-specific additives used in factory fill fluids during automotive component and vehicle assembly in the United States, Germany, Japan, India, and China. In addition, we developed new products for the service fill sector to provide our customers with the latest additive technology available to differentiate their offering to the market.
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
We also have several hundred trademark registrations throughout the world for our marks, including NewMarket®, Afton Chemical®, Ethyl®, mmt®, HiTEC®, TecGARD®, GREENBURN®, Passion for Solutions®, CleanStart®, Polartech®, BioTEC®, Microbotz®, and Axcel®, as well as a pending trademark application for DriveMoreTM.
Commitment to Environmental and Safety Excellence
Our commitment to the environment and safety excellence applies to every employee, contractor, and visitor every day, at every site. Safety and environmental responsibility are a way of life at NewMarket - enhancing operations, the way we work, and the relationships we maintain with our employees, customers, supply chain partners, and the communities in which we operate. Our objective is to establish a culture where our employees understand that good environmental and safety performance is good business and understand that environmental compliance and safety is their personal responsibility. Every employee at NewMarket is responsible for ensuring that our high standards in the area of health, safety (including process safety), environmental protection, and security are upheld at all times.
Our Global Responsible Care Policy Statement includes a commitment to conduct operations in a manner that protects our employees, communities, and the environment, to comply with all applicable laws and regulations, and to reduce our environmental impacts. Additionally, in pursuit of our vision of zero incidents, we work with our employees and other key stakeholders to establish appropriate goals, objectives and targets.
Both Afton and Ethyl have implemented Responsible Care Management Systems (RCMS® or RC14001®) at U.S. facilities. Our implementation of RCMS® is certified by an independent third-party auditing process. Additionally, Afton’s Feluy, Belgium, Suzhou, China, Hyderabad, India, and Manchester, England plants are certified to the environmental standard ISO 14001. Suzhou is also certified to OHSAS 18001, a global occupational health and safety standard. Afton’s Sauget, Illinois plant continues to be an OSHA VPP (Voluntary Protection Program) “Star” worksite.
In 2014, we continued to build on our “Actively Caring” safety program, where people look out for the safety and welfare of others with courage and compassion, enabling the achievement of an injury-free environment. Our worldwide injury/illness recordable rate (which is the number of injuries per 200,000 hours worked) in 2014 was .48, down from .81 in 2013. Our performance is a demonstration of our safety-first culture and represents a focused effort by all of our employees. We are extremely proud of our accomplishments in this area. Both Afton and Ethyl continue to be top performers among their industry peers. While our safety performance is very strong, we strive for continual improvement with a vision of having zero injuries.
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
Our total accruals for environmental remediation, dismantling, and decontamination were approximately $18 million at both December 31, 2014 and December 31, 2013.
As new technology becomes available, it may be possible to reduce accrued amounts. While we believe that we are currently fully accrued for known environmental issues, it is possible that unexpected future costs could have a significant financial impact on our financial position, results of operations, and cash flows.
We spent approximately $22 million in 2014, $19 million in 2013, and $18 million in 2012 for ongoing environmental operating and clean-up costs, excluding depreciation of previously capitalized expenditures. These environmental operating and clean-up expenses are primarily included in cost of goods sold.
For capital expenditures on pollution prevention and safety projects, we spent $12 million in 2014, $11 million in 2013, and $10 million in 2012. We expect expenditures in 2015 to be at a level similar to the previous three years.
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
In 2000, the Environmental Protection Agency (EPA) named us as a PRP under Superfund law for the clean-up of soil and groundwater contamination at the five grouped disposal sites known as "Sauget Area 2 Sites" in Sauget, Illinois. Without admitting any fact, responsibility, fault, or liability in connection with this site, we are participating with other PRPs in site investigations and feasibility studies. In December 2013, the EPA issued its Record of Decision confirming its remedies for the selected Sauget Area 2 sites. We have accrued our estimated proportional share of the remedial costs and expenses addressed in the Record of Decision. We do not believe there is any additional information available as a basis for revision of the liability that we have established at December 31, 2014. The amount accrued for this site is not material. We also have several other sites where we are in the process of environmental remediation and monitoring. See Note 17 for further information.

Geographic Areas
We have operations in the United States, Europe, Asia Pacific, India, Latin America, and the Middle East. The economies are generally stable in the countries where we do most of our business, although many of those countries have experienced economic downturns in the past few years. In countries with more political or economic uncertainty, we generally minimize our risk of loss by utilizing U.S. Dollar-denominated transactions, letters of credit, and prepaid transactions. Our foreign customers consist of global, national, and independent oil companies, as well as financially viable state-owned organizations.
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
Net sales to one customer of our petroleum additives segment exceeded 10% of consolidated revenue in 2014, 2013, and 2012. Sales to Royal Dutch Shell plc and its affiliates (Shell) amounted to $261 million (11% of consolidated revenue) in 2014, $253 million (11% of consolidated revenue) in 2013, and $252 million (11% of consolidated revenue) in 2012. These sales represent a wide range of products sold to multiple Shell affiliates around the world.
Geographic Areas

	Years Ended December 31,
(in millions)	2014	2013	2012
Consolidated revenue
United States	$811	$806	$800
Europe, Middle East, Africa, India	784	760	692
Asia Pacific	471	462	441
Other foreign	269	252	279
Consolidated revenue	$2,335	$2,280	$2,212
Long-lived assets (a)
United States	$174	$166	$255
Foreign	134	119	103
Total long-lived assets	$308	$285	$358

(a)	Long-lived assets include property, plant, and equipment, net of depreciation.
Availability of Reports Filed with the Securities and Exchange Commission and Corporate Governance Documents
Our internet website address is www.newmarket.com. We make available, free of charge through our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC. In addition, our Corporate Governance Guidelines, Code of Conduct, and the charters of our Audit; Compensation; and Nominating and Corporate Governance Committees are available on our website and are available in print, without charge, to any shareholder upon request by contacting our Corporate Secretary at NewMarket Corporation, 330 South Fourth Street, Richmond, Virginia 23219. The information on our website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated by reference in this Annual Report on Form 10-K or any other filings we make with the SEC.

Executive Officers of the Registrant
The names and ages of all executive officers as of February 17, 2015 follow.

Name	Age	Positions
Thomas E. Gottwald	54	Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)
Brian D. Paliotti	38	Vice President and Chief Financial Officer (Principal Financial Officer)
Steven M. Edmonds	62	Vice President—General Counsel
Bruce R. Hazelgrove, III	54	Vice President and Chief Administrative Officer
William J. Skrobacz	55	Controller (Principal Accounting Officer)
Cameron D. Warner, Jr.	56	Treasurer
M. Rudolph West	61	Secretary
Robert A. Shama	54	President, Afton Chemical Corporation
Our officers, at the discretion of the Board of Directors, hold office until the meeting of the Board of Directors following the next annual shareholders’ meeting. With the exception of Mr. Paliotti, Mr. Skrobacz, Mr. Warner, and Mr. Shama, all of the officers have served in these capacities with NewMarket for at least the last five years.
Mr. Paliotti has been employed by NewMarket or Afton since 2008. Prior to being named Vice President and Chief Financial Officer effective January 1, 2015, Mr. Paliotti was Vice President, Finance of NewMarket Services since 2013, Senior Financial Officer of NewMarket Services since 2011, and Financial Officer of Afton since 2008. Mr. Skrobacz joined NewMarket in May 2011 as Senior Manager, Business Assurance, and was appointed Controller Designate in September 2012. In May 2013, he was appointed Controller. Prior to joining NewMarket, Mr. Skrobacz served as Controller of UPS Freight, a wholly-owned subsidiary of United Parcel Service, Inc., since 2008. Mr. Warner has been employed by NewMarket for at least five years in various senior management capacities. Prior to being named Treasurer in 2011, Mr. Warner was Director—Treasury and Corporate Development since 2007. Mr. Shama has been employed by Afton for at least five years in various senior management capacities. Prior to being named President of Afton in 2013, he was Executive Vice President of Afton beginning in 2012 and Senior Vice President North America and Chief Marketing Officer in 2011. From 2008 to 2010, Mr. Shama was Vice President Sales and Marketing North America.

ITEM 1A.	RISK FACTORS
Our business is subject to many factors that could have a material adverse effect on our future performance, results of operations, financial condition, or cash flows and could cause our actual results to differ materially from those expressed or implied by forward-looking statements made in this Annual Report on Form 10-K. Those risk factors are outlined below.

•	Availability of raw materials, including sourcing from some single suppliers, could negatively impact our ability to meet customer demand.
The chemical industry can experience limited supply of certain materials. In addition, in some cases, we choose to source from a single supplier. Any significant disruption in supply, for any reason, could adversely affect our ability to obtain raw materials, which in turn could adversely affect our ability to ensure continued supply for our customers and to meet customer demand.

•	A disruption in the availability or capacity of distribution systems could negatively impact our ability to meet our customers’ needs and affect our competitive position.
We rely on a variety of modes of transportation to deliver products to our customers, including rail cars, cargo ships, and trucks. We depend upon the availability of a distribution infrastructure to deliver our products in a safe and timely manner. Any disruptions in this infrastructure network, whether caused by human error, accidents, deliberate acts of violence, limitations on capacity, repairs and improvements to infrastructure components, earthquakes, storms, or other natural disasters, could adversely affect our ability to meet customer demand.

•
A significant disruption or disaster at one of our production facilities, including those facilities which are sole producers of certain of our products, could result in our inability to meet production requirements and projected customer demand. This could potentially result in us incurring significant liabilities.

We are dependent upon the continued safe operation of our production facilities. Several of the products we sell are produced only in one location. A prolonged disruption or disaster at one of our facilities could result in our inability to meet production requirements.
Our production facilities are subject to various hazards associated with the manufacturing, handling, storage, and transportation of chemical materials and products, some that are reactive, explosive, and flammable. Such hazards could include leaks, ruptures, chemical spills, explosions, or fires which result in the discharge or release of toxic or hazardous substances or gases; mechanical failures; unscheduled downtime; and environmental hazards. These sites may also experience significant disruptions in operations due to inclement weather, natural disasters, flooding, and levee breaches. Many of these hazards could cause a disruption in the production of our products and may diminish our ability to meet output goals. We cannot assure that our facilities will not experience these types of hazards and disruptions in the future or that these incidents will not result in production delays and affect our ability to meet production requirements. Any such disruptions or disasters at our facilities could result in us losing revenue or not being able to maintain our relationships with our customers.
Additionally, some of the hazards mentioned above could result in significant liabilities related to personal injury and loss of life; severe damage to, or destruction of, property and equipment; and environmental contamination.

•	Our research and development efforts are costly and may not succeed, which could impair our ability to meet our customers’ needs, affect our competitive position, and result in a loss of market share.
The petroleum additives industry is subject to periodic technological change, changes in performance standards, and ongoing product improvements. Further, technological changes in some or all of our customers’ products or processes may make our products obsolete. As a result, the life cycle of our products is often hard to predict. In order to maintain our profits and remain competitive, we must effectively respond to technological changes in our industry and successfully develop, manufacture, and market new or improved products in a cost-effective and timely manner. As a result, we must commit substantial resources each year to research and development to maintain and enhance our technological capabilities and meet our customers’ changing needs. Ongoing investments in research and development for future products could result in higher costs without a proportional increase in profits. Additionally, for any new product program, there is a risk of technical or market failure in which case we may not be able to develop the new commercial products needed to maintain and enhance our competitive position, or we may need to commit additional resources to new product development programs. Moreover, new products may have lower margins than the products they replace.

•	Our failure to protect our intellectual property rights could harm our competitive position and could adversely affect our future performance and growth.
Protection of our proprietary processes, methods, compounds, and other technologies is important to our business. We depend upon our ability to develop and protect our intellectual property rights to distinguish our products from those of our competitors. Failure to protect our existing intellectual property rights may result in the loss of valuable technologies or having to pay other companies for infringing on their intellectual property rights. The inability to continue using certain of our trademarks or service marks could result in the loss of brand recognition, and could require us to devote additional resources to advertise, rebrand our products, and market our brands. See Item 1, “Business-Intellectual Property.”
We rely on a combination of patent, trade secret, trademark, and copyright law, as well as judicial enforcement, to protect our intellectual property and technologies. We cannot assure that the measures taken by us to protect these assets and rights will provide meaningful protection or that adequate remedies will be available in the event of an unauthorized use or disclosure of our trade secrets or manufacturing expertise. We cannot assure that any of our intellectual property rights will not be challenged, invalidated, circumvented, or rendered unenforceable.
Furthermore, we cannot assure that any pending patent application filed by us will result in an issued patent, or if patents are issued to us, that those patents will provide meaningful protection against competitors or against competitive technologies. We could face patent infringement claims from our competitors or others alleging that our processes or products infringe on their proprietary technologies. If we were found to be infringing on the proprietary technology of others, we may be liable for damages, and we may be required to change our processes, to redesign our products partially or completely, to pay to use the technology of others, or to stop using certain technologies or producing the infringing product entirely. Even if we ultimately prevail in an infringement suit, the existence of the suit could prompt customers to switch to products that are not the subject of infringement suits. We may not prevail in any intellectual property litigation and such litigation may result in significant legal costs or otherwise impede our ability to produce and distribute key products.
We also rely on unpatented proprietary manufacturing expertise, continuing technological innovation and other trade secrets to develop and maintain our competitive position. While we generally enter into confidentiality agreements with our employees and third parties to protect our intellectual property, we cannot assure that our confidentiality agreements will not be breached, that they will provide meaningful protection for our trade secrets and proprietary manufacturing expertise, or that adequate remedies will be available in the event of an unauthorized use or disclosure of our trade secrets or manufacturing expertise.
In addition, our trade secrets and know-how may be improperly obtained by other means, such as a breach of our information technology security systems or direct theft. Any unauthorized disclosure of our material know-how or trade secrets could adversely affect our business and results of operations.

•	In order to be successful, we must attract and retain a highly qualified workforce, including key employees in leadership positions.
The success of our business is highly dependent on our ability to attract and retain highly qualified technical personnel to support our research and development efforts and our agility in effectively responding to technological changes in our industry. To the extent that the demand for skilled personnel exceeds supply, we could experience higher labor, recruiting, or training costs in order to attract and retain such a work force. We compete with other companies, both within and outside of our industry, for qualified technical and scientific personnel such as chemical and industrial engineers. To the extent that we lose experienced personnel through wage competition, normal attrition (including retirement), or other means, we must be able to attract qualified candidates to fill those positions and successfully manage the transfer of critical knowledge from those individuals leaving our company. Our inability to maintain a highly qualified technical workforce could adversely affect our competitive position and result in a loss of market share.
We also must manage leadership development and succession planning throughout our business. To the extent that we are unable to attract, develop, and retain leadership talent successfully, we could experience business disruptions and adversely affect our ability to grow our business.

•	Competitive pressures could adversely affect our margins and profitability.
We face significant competition in all of the product lines and markets in which we compete. We expect that our competitors will develop and introduce new and enhanced products, which could cause a decline in the market acceptance of certain products we manufacture. In addition, as a result of price competition, we may be compelled to reduce the prices for some of our products, which could adversely affect our margins and profitability. In addition, some of our competitors may have greater financial, technological, and other resources than we have. Some of our competitors may also be able to maintain greater operating and financial flexibility than we are able to maintain. As a result, these competitors may be able to better withstand changes in conditions within our industry, changes in the prices for raw materials, and changes in general economic conditions.

•	Sudden or sharp raw materials price increases may adversely affect our profit margins.
We utilize a variety of raw materials in the manufacture of our products, including base oil, polyisobutylene, antioxidants, alcohols, solvents, sulfonates, friction modifiers, olefins, and copolymers. Our profitability is sensitive to changes in the costs of these materials caused by changes in supply, demand or other market conditions, over which we have little or no control. Political and economic conditions globally have caused, and may continue to cause, the cost of our raw materials to fluctuate. War, armed hostilities, terrorist acts, civil unrest, or other incidents may also cause a sudden or sharp increase in the cost of our raw materials. We cannot assure that we will be able to pass on to our customers any future increases in raw material costs in the form of price increases for our products.

•
We rely on a small number of significant customers concentrated in the lubricant and fuel industries. The loss of sales to any of these customers could significantly reduce our revenues and negatively affect our profitability.

Our principal customers are major multinational oil companies primarily in the lubricant and fuel industries. These industries are characterized by the concentration of a few large participants. This concentration of customers affects our overall risk profile, since our customers will be similarly affected by changes in economic, geopolitical, and industry conditions. Many factors affect the level of our customers’ spending on our products, including, among others, general business conditions, changes in technology, interest rates, gasoline prices, and consumer confidence in future economic conditions. A sudden or protracted downturn in these industries could adversely affect the buying power of, and purchases by, our customers. The loss of a significant customer or a material reduction in purchases by a significant customer could reduce our revenues and negatively affect our profitability.

•	The occurrence or threat of extraordinary events, including domestic and international terrorist attacks may disrupt our operations, decrease demand for our products, and increase our expenses.
Chemical-related assets may be at greater risk of future terrorist attacks than other possible targets in the United States and throughout the world. Federal legislation has imposed significant site security requirements, specifically on chemical manufacturing facilities. Federal regulations have also been enacted to increase the security of the transportation of hazardous chemicals in the United States. The enactment of further federal regulations to increase the security of the transportation of hazardous chemicals in the United States could result in additional costs.
The occurrence of extraordinary events, including future terrorist attacks and the outbreak or escalation of hostilities, cannot be predicted, but their occurrence can be expected to negatively affect the economy in general, and specifically the markets for our products. The damage from a direct attack on our assets or assets used by us could include loss of life, property damage, and production downtime. In addition, available insurance coverage may not be sufficient to cover all of the damage incurred or, if available, may be prohibitively expensive.

•	We face risks related to our foreign operations that may negatively affect our business.
In 2014, sales to customers outside of the United States accounted for over 60% of consolidated revenue. We do business in all major regions of the world, some of which do not have stable economies or governments. In particular, we sell and market products in countries experiencing political and/or economic instability in the Middle East, Asia Pacific, Latin America, and Europe. Our international operations are subject to international business risks, including unsettled political conditions, expropriation, import and export restrictions, increases in royalties, exchange controls, national and regional labor strikes, taxes, government royalties, inflationary or unstable economies and currency exchange rate fluctuations, and changes in laws and policies governing operations of foreign-based companies (such as restrictions on repatriation of earnings or proceeds from liquidated assets of foreign subsidiaries). The occurrence of any one or a combination of these factors may increase our costs or have other adverse effects on our business.

•	A substantial amount of indebtedness could adversely impact our business and limit our operational and financial flexibility.
We have incurred, and may in the future incur, significant amounts of indebtedness to support our operations. Our indebtedness could, among other things, require us to dedicate a substantial portion of our cash flow to repaying our indebtedness, thus reducing the amount of funds available for other general corporate purposes; limit our ability to borrow additional funds necessary for working capital, capital expenditures or other general corporate purposes; and limit our flexibility in planning for, or reacting to changes in, our business.
Our ability to make payments on and to refinance our indebtedness will depend on our ability to generate cash from operations in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control.
We cannot guarantee that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the revolving credit facility in an amount sufficient to enable us to repay our debt, service our indebtedness, or to fund other liquidity needs. Furthermore, substantially all of our business is conducted through our subsidiaries, and we cannot guarantee that our subsidiaries will be able to distribute funds to us for these purposes.
We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot guarantee that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.
Additionally, our debt instruments contain restrictive covenants. These covenants may constrain our activities and limit our operational and financial flexibility. The failure to comply with these covenants could result in an event of default.

•	We are exposed to fluctuations in foreign exchange rates, which may adversely affect our results of operations.
We conduct our business in the local currency of many of the countries in which we operate. The financial condition and results of operations of our foreign operating subsidiaries are reported in the relevant local currency and then translated to U.S. Dollars at the applicable currency exchange rate for inclusion in our consolidated financial statements. Changes in exchange rates between these foreign currencies and the U.S. Dollar will affect the recorded amounts of our assets and liabilities, as well as our revenues, costs, and operating margins. The primary foreign currencies in which we have exchange rate fluctuation exposure are the European Union Euro, British Pound Sterling, Japanese Yen, Chinese Renminbi, Indian Rupee, Singapore Dollar, Australian Dollar, and Canadian Dollar. Exchange rates between these currencies and the U.S. Dollar have fluctuated significantly in recent years and may do so in the future.

•	An information technology system failure may adversely affect our business.
We rely on information technology systems to transact our business. An information technology system failure due to computer viruses, internal or external security breaches, cybersecurity attacks, power interruptions, hardware failures, fire, natural disasters, human error, or other causes could disrupt our operations and prevent us from being able to process transactions with our customers, operate our manufacturing facilities, and properly report transactions in a timely manner. A significant, protracted information technology system failure may adversely affect our results of operations, financial condition, or cash flows.

•	Our business could be adversely affected by current and future governmental regulation.
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
New laws and regulations, including climate change regulations, may be introduced in the future that could result in additional compliance costs, seizures, confiscation, recall, or monetary fines, any of which could prevent or inhibit the development, distribution, and sale of our products. If we fail to comply with applicable laws and regulations, we may be subject to civil remedies, including fines, injunctions, and recalls or seizures.
We are subject to the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and similar anti-bribery laws in other jurisdictions which generally prohibit companies and their intermediaries from making improper payments to foreign officials for the purposes of obtaining or retaining business. We are also subject to export and import laws and regulations which restrict trading with embargoed or sanctioned countries and certain individuals. Although we have policies and procedures designed to facilitate compliance with these laws and regulations, our employees, contractors and agents may take actions in violation of our policies. Any such violation, even if prohibited by our policies, could adversely affect our business and/or our reputation.

•	Legal proceedings and other claims could impose substantial costs on us.
We are involved in numerous administrative and legal proceedings that result from, and are incidental to, the conduct of our business. From time to time, these proceedings involve environmental, product liability, TEL, premises asbestos liability, and other matters. See Item 3, “Legal Proceedings.” There is no assurance that our available insurance will cover these claims, that our insurers will not challenge coverage for certain claims, or that final damage awards will not exceed our available insurance coverage.
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

•	Environmental matters could have a substantial negative impact on our business.
As a manufacturer and distributor of chemical products, we are generally subject to extensive local, state, federal, and foreign environmental, safety, and health laws and regulations concerning, among other things, emissions to the air; discharges to land and water; the generation, handling, treatment, and disposal of hazardous waste and other materials; and remediation of contaminated soil, as well as surface and ground water. Our operations entail the risk of violations of those laws and regulations, many of which provide for substantial fines and criminal sanctions for violations. We believe that we comply in all material respects with laws, regulations, statutes, and ordinances protecting the environment, including those related to the discharge of materials. However, we cannot assure that we have been or will be at all times in compliance with all of these requirements.

In addition, these requirements, and the enforcement or interpretation of these requirements, may become more stringent in the future. Although we cannot predict the ultimate cost of compliance with any such requirements, the costs could be material. Noncompliance could subject us to material liabilities, such as government fines, damages arising from third-party lawsuits, or the suspension and potential cessation of noncompliant operations. We may also be required to make significant site or operational modifications at substantial cost. Future developments could also restrict or eliminate the use of or require us to make modifications to our products.
There may be environmental problems associated with our properties of which we are unaware. The discovery of environmental liabilities attached to our properties could have an adverse effect on our business even if we did not create or cause the problem.
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
In some cases, we have been identified, and in the future, may be identified, as a PRP in connection with state and federal laws regarding environmental clean-up projects. As a PRP, we may be liable for a share of the costs associated with cleaning up hazardous waste sites, such as a landfill to which we may have sent waste.
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

Research, Development, and Testing	Richmond, Virginia Bracknell, England Manchester, England Tsukuba, Japan Ashland, Virginia (partially leased) Suzhou, China

Manufacturing and Distribution
Bedford Park, Illinois (lubricant additives)
Feluy, Belgium (lubricant additives)
Houston, Texas (lubricant and fuel additives; also TEL storage and distribution)
Hyderabad, India (lubricant additives)
Manchester, England (lubricant additives)
Orangeburg, South Carolina (fuel additives; manufacturing equipment only)
Port Arthur, Texas (lubricant additives)
Rio de Janeiro, Brazil (petroleum additives storage and distribution; leased)
Sauget, Illinois (lubricant and fuel additives)
Suzhou, China (lubricant additives)

We own our corporate headquarters located in Richmond, Virginia, and generally lease our regional and sales offices located in a number of areas worldwide.
NewMarket Development manages the property we own in Richmond, Virginia consisting of approximately 57 acres. Our corporate offices are included in this acreage, as well as a research and testing facility and several acres dedicated to other uses. We are currently exploring various development opportunities for portions of the property as the demand warrants. This effort is ongoing in nature, and we have no specific timeline for any future developments.
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
As we previously disclosed, the United States Department of Justice advised us that it was conducting a review of certain of our foreign business activities in relation to compliance with relevant U.S. economic sanctions programs and anti-corruption laws, as well as certain historical conduct in the domestic U.S. market, and requested certain information in connection with such review. We have cooperated with the investigation. In connection with such cooperation, we voluntarily provided certain information and have conducted an internal review for that purpose.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock, with no par value, has traded on the New York Stock Exchange (NYSE) under the symbol “NEU” since June 21, 2004 when we became the parent holding company of Ethyl, Afton, NewMarket Services, NewMarket Development, and their subsidiaries. We had 2,432 shareholders of record at January 31, 2015.
On April 24, 2014, our Board of Directors approved a share repurchase program authorizing management to repurchase up to $400 million of NewMarket's outstanding common stock until December 31, 2016, as market conditions warrant and covenants under our existing agreements permit. We may conduct the share repurchases in the open market and in privately negotiated transactions. The repurchase program does not require NewMarket to acquire any specific number of shares and may be terminated or suspended at any time. Approximately $257 million remained available under the 2014 authorization at December 31, 2014. The following table outlines the purchases during the fourth quarter of 2014 under this authorization.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31	54,686	$374.55	54,686	$272,686,310
November 1 to November 30	24,318	389.66	24,318	263,210,585
December 1 to December 31	16,640	391.72	16,640	256,692,430
Total	95,644	$381.38	95,644	256,692,430
As shown in the table below, cash dividends declared and paid totaled $4.70 per share for the year ended December 31, 2014 and $3.80 per share for the year ended December 31, 2013.

Year	Date Declared	Date Paid	Per Share Amount
2014	February 27, 2014	April 1, 2014	$1.10
	April 24, 2014	July 1, 2014	1.10
	July 29, 2014	October 1, 2014	1.10
	October 23, 2014	January 1, 2015	1.40
2013	February 28, 2013	April 1, 2013	0.90
	April 25, 2013	July 1, 2013	0.90
	July 18, 2013	October 1, 2013	0.90
	October 24, 2013	January 1, 2014	1.10
The declaration and payment of dividends is subject to the discretion of our Board of Directors. Future dividends will depend on various factors, including our financial condition, earnings, cash requirements, legal requirements, restrictions in agreements governing our outstanding indebtedness, and other factors deemed relevant by our Board of Directors.

The following table shows the high and low prices of our common stock on the NYSE for each of the last eight quarters.

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$398.85	$404.43	$416.30	$416.52
Low	309.73	357.12	380.01	342.00

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$291.10	$281.01	$295.29	$341.69
Low	238.00	255.45	260.24	280.51

The performance graph showing the five-year cumulative total return on our common stock as compared to chemical companies in the S&P 1500 Specialty Chemicals Index and the S&P 500 is shown below. The graph assumes $100 invested on the last day of December 2009, and the reinvestment of all dividends. The graph is based on historical data, and is not intended to be a forecast or indication of future performance of our common stock.
Performance Graph
Comparison of Five-Year Cumulative Total Return
Performance Through December 31, 2014

	December 31,
	2009	2010	2011	2012	2013	2014
NewMarket Corporation	$100.00	$109.06	$177.74	$262.37	$338.84	$414.18
S&P 1500 Specialty Chemicals Index	100.00	134.39	139.48	195.18	261.29	308.56
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14

The graph and table above are not deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor are they incorporated by reference into other filings made by us with the SEC.

ITEM 6.     SELECTED FINANCIAL DATA
NewMarket Corporation and Subsidiaries
Five Year Summary

	Years Ended December 31,
(in thousands, except per-share amounts and percentages)	2014	2013	2012	2011	2010
Results of operations
Net sales	$2,335,405	$2,280,355	$2,211,878	$2,138,127	$1,786,076
Costs and expenses	1,972,685	1,928,510	1,853,445	1,843,240	1,505,772
Gain on legal settlement, net (1)	0	0	0	38,656	0
Operating profit	362,720	351,845	358,433	333,543	280,304
Interest and financing expenses, net	16,567	17,796	8,435	14,151	12,668
Loss on early extinguishment of debt (2)	0	0	9,092	0	0
Other (expense) income, net (3)	(7,054)	7,262	(3,338)	(18,048)	(10,047)
Income from continuing operations before income tax expense	339,099	341,311	337,568	301,344	257,589
Income tax expense	105,844	98,964	100,296	95,887	81,957
Income from continuing operations	233,255	242,347	237,272	205,457	175,632
Income from discontinued operations, net of tax (4)	0	22,395	2,321	1,450	1,493
Net income	$233,255	$264,742	$239,593	$206,907	$177,125
Financial position and other data (4)
Total assets	$1,231,925	$1,327,274	$1,264,248	$1,191,662	$1,062,741
Operations:
Working capital	$537,517	$649,705	$518,824	$463,707	$396,388
Current ratio	3.07 to 1	3.62 to 1	3.39 to 1	3.15 to 1	2.92 to 1
Depreciation and amortization	$41,538	$46,144	$43,389	$43,352	$39,134
Capital expenditures	$59,716	$58,476	$38,753	$53,515	$36,406
Gross profit as a % of revenue	28.5%	28.6%	28.5%	25.8%	28.5%
Research, development, and testing expenses (5)	$139,183	$136,573	$117,845	$105,496	$91,188
Total long-term debt	$363,526	$349,467	$424,407	$232,601	$217,544
Common stock and other shareholders’ equity	$421,041	$572,448	$402,205	$549,593	$491,640
Total long-term debt as a % of total capitalization (debt plus equity)	46.3%	37.9%	51.3%	29.7%	30.7%
Common stock
Basic earnings per share:
Income from continuing operations	$18.38	$18.21	$17.68	$14.99	$12.01
Income from discontinued operations (4)	0.00	1.69	0.17	0.11	0.11
Net income	$18.38	$19.90	$17.85	$15.10	$12.12
Diluted earnings per share:
Income from continuing operations	$18.38	$18.21	$17.68	$14.98	$11.99
Income from discontinued operations (4)	0.00	1.69	0.17	0.11	0.10
Net income	$18.38	$19.90	$17.85	$15.09	$12.09
Equity per share	$33.83	$43.70	$29.98	$41.00	$35.03
Cash dividends declared per share (6)	$4.70	$3.80	$28.00	$2.39	$1.565

Notes to the Five Year Summary

(1)	The 2011 amount represents a gain on a legal settlement with Innospec, net of legal fees.

(2)
In March 2012, we entered into a $650 million five-year unsecured revolving credit facility. During 2012, we used a portion of the $650 million revolving credit facility to fund the early redemption of all of our then outstanding 7.125% senior notes (7.125% senior notes), as well as to repay the outstanding principal amount on the Foundry Park I, LLC mortgage loan agreement (mortgage loan). As a result, we recognized a loss on early extinguishment of debt of $10 million in 2012 from accelerated amortization of financing fees associated with the prior revolving credit facility, the 7.125% senior notes, and the mortgage loan, as well as costs associated with redeeming the 7.125% senior notes prior to maturity. Of the loss on early extinguishment of debt, $1 million is included as a component of income from discontinued operations, net of tax.

(3)
Other (expense) income, net in each year included the gain or loss on the Goldman Sachs interest rate swap. The loss on the interest rate swap was $7 million for the year ended December 31, 2014. The gain on the interest rate swap was $7 million for the year ended December 31, 2013. The loss on the interest rate swap was $5 million for the year ended December 31, 2012; $18 million for the year ended December 31, 2011; and $10 million for the year ended December 31, 2010. We are not using hedge accounting to record the interest rate swap, and accordingly, any change in the fair value is immediately recognized in earnings.

(4)
On July 2, 2013, Foundry Park I completed the sale of its real estate assets which comprised the entire real estate development segment. The operations of the real estate development segment are reported as discontinued operations. The 2013 amount includes the gain on sale of discontinued business, net of tax, of $22 million. Financial position and cash flow data reflect discontinued operations and continuing operations together.

(5)
Of the total research, development, and testing expenses, the portion related to new products and processes was $68 million in 2014, $59 million in 2013, $55 million in 2012, $51 million in 2011, and $45 million in 2010.

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
Factors that could cause actual results to differ materially from expectations include, but are not limited to, availability of raw materials and distribution systems; disruptions at manufacturing facilities, including single-sourced facilities; ability to respond effectively to technological changes in our industry; failure to protect our intellectual property rights; failure to attract and retain a highly-qualified workforce; hazards common to chemical businesses; competition from other manufacturers; sudden or sharp raw material price increases; gain or loss of significant customers; occurrence or threat of extraordinary events, including natural disasters and terrorist attacks; risks related to operating outside of the United States; the impact of fluctuations in foreign exchange rates; an information technology system failure; political, economic, and regulatory factors concerning our products; future governmental regulation; resolution of environmental liabilities or legal proceedings; and inability to complete future acquisitions or successfully integrate future acquisitions into our business. Risk factors are discussed in Item 1A, “Risk Factors.”
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

OVERVIEW
Our petroleum additives business continued to perform well in 2014, resulting in a record setting year for operating profit. In addition, net sales and product shipments improved over 2013 levels. We continue to invest in people, technology development, processes, and global infrastructure, including our technical centers and production facilities, in support of our business. Our cash flows from operations were $235 million, which included increased working capital requirements. We continue to manage our business for the long-run with the goal of helping our customers succeed in their marketplaces.
During 2014, we repurchased 664,254 shares of our common stock at a total cost of $249 million.

RESULTS OF OPERATIONS
Revenue
Our consolidated revenue for 2014 amounted to $2.3 billion, an increase of 2.4% from 2013. The increase between 2013 and 2012 was $68 million, or 3.1%.

Net sales to one customer of our petroleum additives segment exceeded 10% of consolidated revenue in 2014, 2013, and 2012. Sales to Shell amounted to $261 million (11% of consolidated revenue) in 2014, $253 million (11% of consolidated revenue) in 2013, and $252 million (11% of consolidated revenue) in 2012. These sales represent a wide range of products sold to multiple Shell affiliates around the world.
No other single customer accounted for 10% or more of our total revenue in 2014, 2013, or 2012.
The following table shows revenue by segment and product line for each of the last three years.

	Years Ended December 31,
(in millions)	2014	2013	2012
Petroleum additives
Lubricant additives	$1,901	$1,830	$1,750
Fuel additives	424	441	451
Total	2,325	2,271	2,201
All other	10	9	11
Consolidated revenue	$2,335	$2,280	$2,212
Petroleum Additives - The regions in which we operate include North America (the United States and Canada), Latin America (Mexico, Central America, and South America), Asia Pacific, and the Europe/Middle East/Africa/India (EMEAI) region. The percentage of revenue being generated in the regions has remained fairly consistent over the past three years, with some limited fluctuation due to various factors, including economic downturns. North America represents almost 40% of our petroleum additives revenues, while EMEAI represents a little over 30%. Asia Pacific contributes approximately 20% and Latin America represents almost 10%. The EMEAI percentage in 2013 increased over 2012 levels, as 2012 was down slightly due partially to economic conditions in the countries comprising the EMEAI region. As shown in the table above, lubricant additives sales and fuel additives sales compared to total petroleum additives sales has remained substantially consistent over the past three years, although there have been slight increases in the lubricant additives product line over the past three years. The discussion below provides further detail on revenue in our petroleum additives segment for 2014, 2013, and 2012.
Petroleum additives net sales for 2014 of $2.3 billion were approximately 2.4% higher than 2013 levels. All four regions reflected higher net sales with increases ranging from approximately 1% to 4%. Total shipments were higher across all regions, as well. Overall, product shipments for 2014 increased 4.2% from 2013 levels. The increase in revenue when comparing the two years resulted primarily from increased lubricant additives shipments across all regions, with the most significant increases in the EMEAI and Asia Pacific regions. Total shipments of fuel additives increased slightly between the two years, with a small increase in North America, substantially offset by small decreases in EMEAI, Latin America, and Asia Pacific. The decrease in net sales for fuel additives products reflected the impact of a product mix that included a significant decrease in the sale of certain higher-valued products, which was partially offset by higher shipments of other fuel additives products. The remaining change in net sales between the two years resulted from the impact of lower selling prices and an unfavorable foreign currency impact. When comparing the two years, the U.S. Dollar strengthened against the Japanese Yen resulting in an unfavorable foreign currency impact on revenue. Partially offsetting the impact from the Yen was a favorable foreign currency impact on revenue from the European Union Euro. While the Euro weakened against the U.S. Dollar when comparing the December 31, 2014 spot exchange rate with the December 31, 2013 spot exchange rate, when considering the average exchange rates in those years, the Euro strengthened against the U.S. Dollar.
Net sales in 2013 of $2.3 billion were approximately 3.2% higher than 2012 levels. Regionally, EMEAI and Asia Pacific experienced increased revenue and shipments when comparing 2013 and 2012, while revenues and shipments in North America and Latin America were lower. The increase between the two years reflected higher shipments of lubricant additives products overall, mainly in EMEAI and Asia Pacific. This was partially offset by a decrease in fuel additives product shipments, mainly in EMEAI. The remaining change in net sales between the two years resulted from the impact of lower selling prices and an unfavorable foreign currency impact. Overall, product shipments for 2013 increased 3.7% from 2012 levels. When comparing the two years, the U.S. Dollar strengthened against the British Pound Sterling and

Japanese Yen, resulting in an unfavorable foreign currency impact on revenue, mostly from the Japanese Yen. The European Union Euro strengthened against the U.S. Dollar when comparing the two years, resulting in a favorable foreign currency impact on revenue.
The approximate components of the petroleum additives increase in net sales of $54 million when comparing 2014 to 2013 and $70 million when comparing 2013 to 2012 are shown below in millions.

Net sales for year ended December 31, 2012	$2,201
Lubricant additives shipments	105
Fuel additives shipments	(8)
Selling prices, including changes in customer mix	(22)
Foreign currency impact, net	(5)
Net sales for year ended December 31, 2013	2,271
Lubricant additives shipments	88
Fuel additives shipments	(15)
Selling prices, including changes in customer mix	(14)
Foreign currency impact, net	(5)
Net sales for year ended December 31, 2014	$2,325
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
The table below reports segment operating profit for the last three years. A reconciliation of segment operating profit to income from continuing operations before income tax expense is in Note 22.

	Years Ended December 31,
(in millions)	2014	2013	2012
Petroleum additives	$385	$375	$372
All other	$1	$(1)	$6
Petroleum Additives - Petroleum additives operating profit increased $10 million when comparing 2014 to 2013 and $3 million when comparing 2013 to 2012. The increase from both 2013 to 2014 and 2012 to 2013 resulted from improved results in the lubricant additives product line, which was partially offset by a decrease in the fuel additives product line. The fluctuations in operating profit for both comparative periods included small favorable foreign currency impacts, which are reflected in conversion and miscellaneous costs. The operating profit margin was 16.6% in 2014, 16.5% in 2013, and 16.9% in 2012. These margins are consistent with our expectations of the performance of our business over the long term. While operating profit margins will fluctuate from quarter to quarter due to multiple factors, we do not operate our business differently from quarter to quarter. We believe the fundamentals of our business and industry are unchanged. We continue to focus on developing and delivering innovative, technology-driven solutions to our customers.
Gross profit increased $10 million when comparing 2014 and 2013 and $30 million when comparing 2013 and 2012. Cost of sales as a percentage of revenue has remained fairly consistent over the last three years at 72% in 2014, 71% in 2013, and 72% in 2012.

When comparing 2014 and 2013, a favorable volume variance, as discussed above in the Revenue section, along with a favorable variance in conversion and miscellaneous costs contributed over 100% of the increase in gross profit. These favorable variances were largely offset by an unfavorable variance in selling prices, as well as a small unfavorable variance in raw material costs.
When comparing 2013 and 2012, total product shipments increased 3.7% as discussed above in the Revenue section. Increased sales volumes of higher-valued products, along with small variances in conversion costs, contributed over 100% of the improvement in petroleum additive gross profit between 2013 and 2012. Unfavorable selling price variances were substantially offset by favorable raw material variances reflecting a near balance between selling prices and raw material costs during the year.
Selling, general, and administrative expenses (SG&A) in 2014 were $2 million, or 2%, lower than 2013 levels, while 2013 was $8 million, or 6%, higher than 2012 levels. SG&A as a percentage of revenue was 6% in each of 2014, 2013, and 2012. Our SG&A costs are mainly personnel-related and include salaries, benefits and other costs associated with our workforce. There were no significant changes in these costs when comparing 2014 and 2013. The increase between 2013 and 2012 reflects the changes in our workforce to support our worldwide operations.
When comparing 2014 with 2013, R&D increased approximately $3 million, while when comparing 2013 with 2012, R&D increased approximately $19 million. For the 2014 comparison, the increase was about equal across both the lubricant additives and the fuel additives product lines. Approximately 80% of the increase in R&D spending for the 2013 comparison to 2012 was in the lubricant additives product line, with the remaining 20% spent on fuel additives products. As a percentage of revenue, R&D was 6% in 2014, 6% in 2013, and 5% in 2012. The increases in R&D spending for both periods reflect efforts to support the development of additives that meet our customers' needs, as well as new standards, and to expand into new product solution areas.
Our approach to R&D investment, as it is with SG&A, is one of purposeful spending on programs to support our current product base and to ensure that we develop products to support our customers' programs in the future. R&D expenses include personnel-related costs, as well as internal and external testing of our products. Most R&D is incurred in the United States and in the United Kingdom, with over 70% of total R&D being attributable to the North America and EMEAI regions. All expenses for new product development are incurred in the United States and the United Kingdom. The remaining 30% of R&D is attributable to the Asia Pacific and Latin America regions and represents customer technology support services in those regions. All of our R&D is related to the petroleum additives segment. R&D related to new products and processes was $68 million in 2014, $59 million in 2013, and $55 million in 2012.
All Other - Operating profit for 2013 compared to 2012 includes an unfavorable comparison resulting primarily from accruals related to the historical operations of the TEL business.
The following discussion references certain captions on the Consolidated Statements of Income.
Interest and Financing Expenses
Interest and financing expenses were $17 million in 2014, $18 million in 2013, and $8 million in 2012. The decrease in interest and financing expenses between 2014 and 2013 primarily resulted from lower average outstanding debt, partially offset by a slightly higher average interest rate. The increase in interest and financing expenses between 2013 and 2012 primarily resulted from higher average outstanding debt. The higher outstanding debt during 2013 was caused by the issuance of $350 million of 4.10% senior notes in December 2012. The previously outstanding $150 million of 7.125% senior notes were redeemed in April 2012. Fees and amortization increased $1 million in 2013 over 2012.

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
Other (Expense) Income, Net
Other (expense) income, net was expense of $7 million in 2014, income of $7 million in 2013, and expense of $3 million in 2012. The 2012 amount includes a gain of $2 million related to the sale of common stock that was received as part of the 2011 legal settlement with Innospec. The remaining amounts for 2014, 2013, and 2012 primarily represent the loss in 2014 and 2012 or gain in 2013 on the Goldman Sachs interest rate swap recorded at fair value through earnings. See Note 15 for additional information on the interest rate swap.
Income Tax Expense
Income tax expense was $106 million in 2014, $99 million in 2013, and $100 million in 2012. The effective tax rate was 31.2% in 2014, 29.0% in 2013, and 29.7% in 2012. The effective income tax rates for each year included the benefit of higher income in foreign jurisdictions with lower tax rates, as well as a substantial benefit from the domestic manufacturing tax deduction. The 2014 effective rate included the effect of the R&D tax credit for 2014, while the 2013 effective rate included the effect of the R&D tax credit for 2013 as well as 2012, as the legislation to extend such tax credits was retroactively signed into law in January 2013. The tax rate for 2012 includes a substantial tax benefit related to the special dividend of $25 per share, which was paid in November 2012. See Note 20 for further details on income taxes.
The higher effective income tax rate resulted in an increase of $8 million in income tax expense. This was partially offset by a decrease of $1 million in income tax expense resulting from the decrease in income before income tax expense between 2014 and 2013.
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

CASH FLOWS DISCUSSION
We generated cash from operating activities of $235 million in 2014, $278 million in 2013, and $273 million in 2012.
During 2014, we used the $235 million cash generated from operations, as well as $136 million cash-on-hand and $14 million of borrowings on our revolving credit agreement primarily to repurchase $249 million of our common stock, fund $59 million in dividend payments, and fund $60 million of capital expenditures. The change in cash also included an unfavorable foreign currency impact of $9 million. Cash flows from operating activities included a decrease of $55 million from higher working capital requirements, as well as contributions of $27 million for our pension and postretirement plans.
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

FINANCIAL POSITION AND LIQUIDITY
Cash
At December 31, 2014, we had cash and cash equivalents of $103 million as compared to $239 million at the end of 2013.
Our cash and cash equivalents held by our foreign subsidiaries amounted to approximately $100 million at December 31, 2014 and $135 million at December 31, 2013. A significant amount, but not all, of these foreign cash balances are associated with earnings that we have asserted are indefinitely reinvested. We plan to use these indefinitely reinvested earnings to support growth outside of the United States through funding of operating expenses, research and development expenses, capital expenditures, and other cash needs of our foreign subsidiaries. Periodically, we repatriate cash from our foreign subsidiaries to the United States through intercompany dividends. These intercompany dividends are paid only by subsidiaries whose earnings we have not asserted are indefinitely reinvested or whose earnings qualify as previously taxed income, as defined by the Internal Revenue Code. If circumstances were to change that would cause these indefinitely reinvested earnings to be repatriated, an incremental U.S. tax liability would be incurred. As part of our foreign subsidiary repatriation activities, we received cash dividends from our foreign subsidiaries of $27 million for 2014, $10 million for 2013, and $8 million for 2012.

Debt
4.10% Senior Notes - At December 31, 2014, we had $350 million of 4.10% senior notes which are senior unsecured obligations as compared to $349 million at December 31, 2013. The senior notes are registered under the Securities Act of 1933. Prior to October 28, 2014, the notes were jointly and severally guaranteed on a senior unsecured basis by all existing and future domestic subsidiaries that also guaranteed our obligations under the 2012 revolving credit facility or any of our other indebtedness. Concurrent with our entry into the 2014 revolving credit facility (discussed below), the guarantors under the 4.10% senior notes were released. We incurred financing costs totaling approximately $5 million related to the 4.10% senior notes, which are being amortized over the term of the agreement.
The 4.10% senior notes rank:

•	equal in right of payment with all of our existing and future senior unsecured indebtedness; and

•	senior in right of payment to any of our future subordinated indebtedness.
The indenture governing the 4.10% senior notes contains covenants that, among other things, limit our ability and the ability of our subsidiaries to:

•	create or permit to exist liens;

•	enter into sale-leaseback transactions;

•	incur additional guarantees; and

•	sell all or substantially all of our assets or consolidate or merge with or into other companies.
We were in compliance with all covenants under the indenture governing the 4.10% senior notes as of December 31, 2014 and December 31, 2013.

Revolving Credit Facility – On October 28, 2014, we entered into a Credit Agreement (Credit Agreement) with a term of five years. The Credit Agreement provides for a $650 million, multicurrency revolving credit facility, with a $100 million sublimit for multicurrency borrowings, a $75 million sublimit for letters of credit, and a $20 million sublimit for swingline loans. The Credit Agreement includes an expansion feature which allows us, subject to certain conditions, to request an increase in the aggregate amount of the revolving credit facility or obtain incremental term loans in an amount up to $150 million. Concurrently with entering into the Credit Agreement, we terminated our former revolving credit facility that we had entered into in 2012. Outstanding borrowings under our current revolving credit facility amounted to $14 million at December 31, 2014.
We paid financing costs in 2014 of approximately $1.2 million related to this revolving credit facility and carried over deferred financing costs from our previous revolving credit facility of approximately $1.3 million, resulting in total deferred financing costs of $2.5 million, which we are amortizing over the term of the Credit Agreement.
The obligations under the Credit Agreement are unsecured and are fully guaranteed by NewMarket. The revolving credit facility matures on October 28, 2019.
Borrowings made under the revolving credit facility bear interest at an annual rate equal to, at our election, either (1) the Alternate Base Rate (ABR) plus the Applicable Rate (solely in the case of loans denominated in U.S. dollars to NewMarket) or (2) the Adjusted LIBO Rate plus the Applicable Rate. ABR is the greatest of (i) the rate of interest publicly announced by the Administrative Agent as its prime rate, (ii) the federal funds effective rate plus 0.5%, or (iii) the Adjusted LIBO Rate for a one month interest period plus 1%. The Adjusted LIBO Rate means the rate at which Eurocurrency deposits in the London interbank market for certain periods (as selected by NewMarket) are quoted, as adjusted for statutory reserve requirements. Depending on our consolidated Leverage Ratio, the Applicable Rate ranges from 0.00% to 0.50% for loans bearing interest based on the ABR and from 1.00% to 1.50% for loans bearing interest based on the Adjusted LIBO Rate. At December 31, 2014, the Applicable Rate was 0.125% for loans bearing interest based on the ABR and 1.125% for loans bearing interest based on the Adjusted LIBO Rate.

The Credit Agreement contains financial covenants that require NewMarket to maintain a consolidated Leverage Ratio (as defined in the Credit Agreement) of no more than 3.50 to 1.00 and a consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of no less than 3.00 to 1.00, calculated on a rolling four quarter basis, as of the end of each fiscal quarter ending on and after December 31. 2014. At December 31, 2014, the Leverage Ratio was 0.93 and the Interest Coverage Ratio was 21.65.
We were in compliance with all covenants under the revolving credit facility in effect at December 31, 2014 and December 31, 2013.
The following table provides information related to the unused portion of our revolving credit facility in effect at December 31, 2014 and December 31, 2013.

	December 31,
(in millions)	2014	2013
Maximum borrowing capacity under the revolving credit facility	$650	$650
Outstanding borrowings under the revolving credit facility	14	0
Outstanding letters of credit	3	3
Unused portion of revolving credit facility	$633	$647
For further information on the outstanding letters of credit, see Note 17. The average interest rate for borrowings under our revolving credit facilities was 2.9% during 2014 and 2.2% during 2013.
Other Borrowings - One of our subsidiaries in China has a short-term line of credit of $15 million with an outstanding balance of $3 million at December 31, 2014. The average interest rate was approximately 2.2% during both 2014 and 2013. At December 31, 2014 the interest rate was 2.2%. The outstanding balance on the China line of credit is due during 2015.
***
We had long-term debt of $364 million at December 31, 2014 and $349 million at December 31, 2013. The increase in debt resulted from borrowing of $14 million on the revolving credit facility during 2014.
As a percentage of total capitalization (total long-term debt and shareholders’ equity), our total long-term debt increased from 37.9% at the end of 2013 to 46.3% at the end of 2014. The change in the percentage was primarily the result of the decrease in shareholders' equity, as well as an increase in debt. The decrease in shareholders’ equity reflects our earnings offset by the impact of dividend payments and stock repurchases, as well as the change in the funded position of our defined benefit pension plans. Normally, we repay any outstanding long-term debt with cash from operations or refinancing activities.
Working Capital
At December 31, 2014, we had working capital of $538 million, resulting in a current ratio of 3.07 to 1. Our working capital at December 31, 2013 was $650 million resulting in a current ratio of 3.62 to 1.
The change in the working capital ratio primarily reflects decreased cash and cash equivalents partially offset by higher inventory at December 31, 2014. The fluctuation in inventories primarily resulted from normal fluctuations in production and sales patterns, but was also impacted by changes in foreign currency rates.
Capital Expenditures
Capital expenditures were $60 million for 2014, $58 million for 2013, and $39 million for 2012. We expect capital expenditures to be approximately $140 million in 2015. We expect to continue to finance this capital spending through cash on hand and cash provided from operations, together with borrowing available under our $650 million revolving credit facility.

The estimated 2015 capital expenditure amount includes anticipated spending on a new manufacturing facility in Singapore, as well as several improvements to our manufacturing and R&D infrastructure around the world. We expect capital expenditures in 2016 and 2017 to be approximately $100 million each year in support of our worldwide business.
Groundbreaking for the first phase of the Singapore facility occurred during 2014, and we expect completion in late 2015 with a total investment in excess of $100 million. We expect to have commercial production from the plant during the first quarter of 2016. The initial capacity will represent a modest increase in our overall global production, and will enable us to more effectively serve our Asia Pacific customers, as well as those in India and the Middle East. The facility will be expandable to allow for growth, as demand warrants, and it is likely that we will begin another phase shortly after phase one is operational.
Environmental Expenses
We spent approximately $22 million in 2014, $19 million in 2013, and $18 million in 2012 for ongoing environmental operating and clean-up costs, excluding depreciation of previously capitalized expenditures. These environmental operating and clean-up expenses are primarily included in cost of goods sold. We expect to continue to fund these costs through cash provided by operations.
Contractual Obligations
The table below shows our year-end contractual obligations by year due.

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Debt obligations (a)	$367	$3	$0	$14	$350
Interest payable on long-term debt, interest rate swaps, and capital lease obligations	152	20	40	39	53
Letters of credit (b)	3	0	0	0	3
Operating lease obligations	63	13	17	9	24
Property, plant, and equipment purchase obligations	47	47	0	0	0
Raw material purchase obligations (c)	133	39	47	47	0
Other long-term liabilities (d)	47	28	2	3	14
Reserves for uncertain tax positions	1	0	1	0	0
Total	$813	$150	$107	$112	$444

(a)
Amounts represent contractual payments due on the 4.10% senior notes, revolving credit facility, and short-term lines of credit as of December 31, 2014. See Note 12 for more information on long-term debt obligations.

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

(d)
These represent other long-term liability amounts reflected in our Consolidated Balance Sheets that have known payment streams. Amounts include environmental liabilities, including asset retirement obligations, as well as contributions associated with pension and postretirement benefit plans. Amounts accrued for potential exposure with respect to litigation, claims, and assessments are not included in the table above.

Pension and Postretirement Benefit Plans
Our U.S. and foreign benefit plans are discussed separately below. The information discussed below applies to all of our U.S. benefit plans. Our foreign plans are quite diverse, and the actuarial assumptions used by the various foreign plans are based upon the circumstances of each particular country and retirement plan. The discussion below surrounding our foreign retirement benefits focuses only on our pension plan in the United Kingdom (U.K.), which represents the majority of the impact on our financial statements from foreign pension plans. We use a December 31 measurement date to determine our pension and postretirement expenses and related financial disclosure information. Additional information on our pension and postretirement plans is in Note 18.
U.S. Pension and Postretirement Benefit Plans—The average remaining service period of active participants for our U.S. plans is 13.5 years, while the average remaining life expectancy of inactive participants is 25.3 years. We utilize the sex distinct RP-2014 tables with separate rates for annuitants and non-annuitants, projected generationally with Scale MP-2014 in determining the impact of the U.S. benefit plans on our financial statements.
Investment Return Assumptions and Asset Allocation—We periodically review our assumptions for the long-term expected return on pension plan assets. As part of the review and to develop expected rates of return, we considered an analysis of expected returns based on the U.S. plans’ asset allocation as of both January 1, 2014 and January 1, 2015. This analysis reflects our expected long-term rates of return for each significant asset class or economic indicator. As of January 1, 2015, the expected rates were 8.8% for U.S. large cap stocks, 4.7% for fixed income, and 3.1% for inflation. The range of returns developed relies both on forecasts and on broad-market historical benchmarks for expected return, correlation, and volatility for each asset class.
The asset allocation for our U.S. pension plans is predominantly weighted toward equities. Through the ongoing monitoring of our investments and review of market data, we have determined that we should maintain the expected long-term rate of return for our U.S. pension plans at 8.5% at December 31, 2014.
An actuarial gain occurred during each of 2014, 2013, and 2012 as the actual investment return was higher than the expected return for all of our U.S. pension plans by approximately $1 million in 2014, $33 million in 2013, and $6 million in 2012. Investment gains and losses are recognized in earnings on an amortized basis over a period of years, resulting in decreased expense of less than $100 thousand in 2015. We expect that there will be continued volatility in pension expense as actual investment returns vary from the expected return, but we continue to believe the potential long-term benefits justify the risk premium for equity investments.
At December 31, 2014, our expected long-term rate of return on our postretirement plans was 5.5%. This rate varies from the pension rate of 8.5% primarily because of the difference in investment of assets. The assets of the postretirement plan are held in an insurance contract, which results in a lower assumed rate of investment return.
Pension expense and the life insurance portion of postretirement expense are sensitive to changes in the expected return on assets. For example, decreasing the expected rate of return by 100 basis points to 7.5% for pension assets and 4.5% for postretirement benefit assets (while holding other assumptions constant) would increase the forecasted 2015 expense for our U.S. pension and postretirement plans by approximately $3 million. Similarly, a 100 basis point increase in the expected rate of return to 9.5% for pension assets and 6.5% for postretirement benefit assets (while holding other assumptions constant) would reduce forecasted 2015 pension and postretirement expense by $3 million.
Discount Rate Assumption—We develop the discount rate assumption by determining the single effective discount rate for a unique hypothetical portfolio constructed from investment-grade bonds that, in aggregate, match the projected cash flows of each of our retirement plans. The discount rate is developed based on the hypothetical portfolio on the last day of December. The discount rate at December 31, 2014 was 4.125% for all plans.
Pension and postretirement benefit expense is also sensitive to changes in the discount rate. For example, decreasing the discount rate by 100 basis points to 3.125% (while holding other assumptions constant) would increase the forecasted 2015 expense for our U.S. pension and postretirement benefit plans by approximately $7 million. A 100 basis point increase in the discount rate to 5.125% would reduce forecasted 2015 pension and postretirement benefit expense by $6 million.

Rate of Projected Compensation Increase—We have maintained our rate of projected compensation increase at December 31, 2014 at 3.5%. The rate assumption was based on an analysis of our projected compensation increases for the foreseeable future.
Liquidity—Cash contribution requirements to the pension plan are sensitive to changes in assumed interest rates and investment gains or losses in the same manner as pension expense. We expect our aggregate cash contributions, before income taxes, to the U.S. pension plans will be approximately $19 million in 2015. We expect our contributions to the postretirement benefit plans will be approximately $2 million in 2015.
Other Assumptions—We periodically review our assumption for the health care cost trend rate based on actual cost experience, typically assuming a higher current-year trend scaling down to a lower permanent rate over a five to ten year period. We refreshed this health care trend assumption in 2014 resulting in an assumed rate of 7.5% for 2014 and 2015, scaling down to 5.0% by 2020.
Foreign Pension Benefit Plans—Our foreign pension plans are quite diverse. The following information applies only to our U.K. pension plan, which represents the majority of the impact on our financial statements from our foreign pension plans. The average remaining service period of active participants for our U.K. plan is 11 years, while the average remaining life expectancy of inactive participants is 36 years. We utilize the S2P (Light) mortality tables and allow for future projected improvements in life expectancy in line with the CMI 2014 model, with a long-term rate of improvement of 1% per year based on the membership of the plan, in determining the impact of the U.K. pension plans on our financial statements.
Investment Return Assumptions and Asset Allocation—We periodically review our assumptions for the long-term expected return on the U.K. pension plan assets. The expected long-term rate of return is based on both the asset allocation, as well as yields available in the U.K. markets.
The target asset allocation in the U.K. is to be invested 55% in equities, 40% in a mixture of government and corporate bonds, and 5% in a pooled investment property fund, while the actual allocation at the end of 2014 was 53% in equities, 42% in government and corporate bonds, 4% in a pooled investment property fund, and 1% in cash. Based on the actual asset allocation and the expected yields available in the U.K. markets, the expected long-term rate of return for the U.K. pension plan was 5.1% at December 31, 2014.
An actuarial gain occurred during 2014, 2013, and 2012 as the actual investment return exceeded the expected investment return by approximately $6 million in 2014 and approximately $4 million in both 2013 and 2012. Investment gains and losses are recognized in earnings on an amortized basis, resulting in decreased expense of $1 million in 2015. We expect that there will be continued volatility in pension expense as actual investment returns vary from the expected return, but we continue to believe the potential benefits justify the risk premium for the target asset allocation.
Pension expense is sensitive to changes in the expected return on assets. For example, decreasing the expected rate of return by 100 basis points to 4.1% (while holding other assumptions constant) would increase the forecasted 2015 expense for our U.K. pension plan by approximately $1 million. Similarly, a 100 basis point increase in the expected rate of return to 6.1% (while holding other assumptions constant) would reduce forecasted 2015 pension expense by approximately $1 million.
Discount Rate Assumption—We utilize a yield curve based on AA-rated corporate bond yields constructed from iBoxx indices in developing a discount rate assumption (extrapolated at longer terms based on the corresponding swap yield curve). The yield appropriate to the duration of the U.K. plan liabilities is then used. The discount rate at December 31, 2014 was 3.6%.
Pension expense is also sensitive to changes in the discount rate. For example, decreasing the discount rate by 100 basis points to 2.6% (while holding other assumptions constant) would increase the forecasted 2015 expense for our U.K. pension plans by approximately $3 million. A 100 basis point increase in the discount rate to 4.6% would reduce forecasted 2015 pension expense by approximately $2 million.
Rate of Projected Compensation Increase—We have maintained our rate of projected compensation increase at December 31, 2014 at 4.5%. The rate assumption was based on an analysis of our projected compensation increases for the foreseeable future.

Liquidity—Cash contribution requirements to the U.K. pension plan are sensitive to changes in assumed interest rates in the same manner as pension expense. We expect our aggregate U.K. cash contributions, before income taxes, will be approximately $5 million in 2015.

OUTLOOK
We are pleased with our operational performance and results for 2014. The results reinforce our confidence in our customer-focused strategy and approach to the market. We continue to believe the fundamentals of how we run our business - a long-term view, safety-first culture, customer-focused solutions, technology-driven product offerings, world-class supply chain capability, and a regional organizational structure to better understand what our customers value - will continue to be beneficial for all of our stakeholders.
We continue to have expectations that our petroleum additives segment will deliver solid performance in 2015, after having posted record operating profit for each of the last several years. We expect that the petroleum additives industry shipment demand will continue to grow at an average annual rate of 1% to 2% over the foreseeable future, as there have been no significant changes in the positive fundamentals of the business. Over the long-term, we plan to exceed the industry growth rate. Over the past several years, we have made significant investments to expand our capabilities around the world, which will continue into 2015. These investments have been in and will continue to be in organizational talent, technology development, processes and global infrastructure, consisting of technical centers and production capacity and geographic expansion. In 2014, we broke ground on our new Singapore manufacturing facility, representing further evidence of our commitment to continued global investment in support of our customers. We intend to utilize these new capabilities to improve our ability to deliver the solutions that our customers value and to expand our global reach and improve profits. We will continue to invest in our capabilities to provide even better service, technology, and customer solutions.
Our business continues to generate significant amounts of cash beyond what is necessary for the expansion and growth of our current offerings. We regularly review our many internal opportunities to utilize this cash from a technological, geographic, and product line perspective. Our primary focus in the acquisition area remains on the petroleum additives industry. It is our view that this industry will provide the greatest opportunity for solid returns on our investments while minimizing risk. We remain focused on this strategy and will evaluate any future opportunities. Nonetheless, we are patient in this pursuit and intend to make the right acquisition when the opportunity arises. We will continue to evaluate all alternative uses of cash to enhance shareholder value, including stock repurchases and dividends.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The following discussion highlights some of the more critical areas where a significant change in facts and circumstances in our operating and financial environment could cause a change in future reported financial results.
Intangibles (net of amortization)
We have certain identifiable intangibles amounting to $12 million at December 31, 2014 that are discussed in Note 9. These intangibles relate to our petroleum additives business and are being amortized over periods with up to approximately fifteen years of remaining life. We continue to assess the market related to these intangibles, as well as their specific values, and have concluded the values and amortization periods are appropriate. We also evaluate these intangibles for any potential impairment when significant events or circumstances occur that might impair the value of these assets. These evaluations continue to support the values at which these identifiable intangibles are carried on our financial statements. However, if conditions were to substantially deteriorate in the petroleum additives market, it could possibly cause a decrease in the estimated useful lives of the intangible assets or result in a noncash write-off of all or a portion of the intangibles’ carrying amount. A reduction in the amortization period would have no effect on cash flows. We do not anticipate such a change in the market conditions in the near term.

Environmental and Legal Proceedings
We have disclosed our environmental matters in Item 1 of this Annual Report on Form 10-K, as well as in the Notes to Consolidated Financial Statements. We believe our environmental accruals are appropriate for the exposures and regulatory guidelines under which we currently operate. While we currently do not anticipate significant changes to the many factors that could impact our environmental requirements, we continue to keep our accruals consistent with these requirements as they change.
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
Income Taxes
We file United States, foreign, and local income tax returns, under which assumptions may be made to determine the deductibility of certain costs. We make estimates related to the impact of tax positions taken on our financial statements when we believe the tax position is more likely than not to be upheld on audit. We do not provide for U.S. income taxes on earnings considered to be indefinitely reinvested abroad.

RECENTLY ISSUED ACCOUNTING STANDARDS
For a full discussion of the more significant pronouncements which may impact our financial statements, see Note 24.

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
The following analysis presents the effect on our results of operations, cash flows, and financial position as if the hypothetical changes in market risk factors occurred at December 31, 2014. We analyzed only the potential impacts of our hypothetical assumptions. This analysis does not consider other possible effects that could impact our business.

Interest Rate Risk
At December 31, 2014, we had total long-term debt of $364 million. Of the total debt, $350 million is at fixed rates. There was no interest rate risk at the end of the year associated with the fixed rate debt.
At December 31, 2014, we had $14 million of outstanding variable rate debt under our revolving credit facility. Due to the small amount of variable rate debt outstanding, holding all other variables constant, if the variable portion of the interest rates hypothetically increased 10%, the effect on our earnings and cash flows would have been higher interest expense of approximately $50 thousand.
We recorded the Goldman Sachs interest rate swap at fair value, which amounted to a liability of $23 million at December 31, 2014. Any change in fair value is recognized immediately in earnings. With other variables held constant, a hypothetical 50 basis point adverse parallel shift in the LIBOR yield curve would have resulted in an increase of approximately $4 million in the liability fair value of the interest rate swap with Goldman Sachs. See Note 15 for further information.
A hypothetical 100 basis point decrease in interest rates, holding all other variables constant, would have resulted in a change of $27 million in fair value of our debt at December 31, 2014.
Foreign Currency Risk
We sell to customers in foreign markets through our foreign subsidiaries, as well as through export sales from the United States. These transactions are often denominated in currencies other than the U.S. Dollar. Our primary currency exposures are the European Union Euro, British Pound Sterling, Japanese Yen, Chinese Renminbi, Indian Rupee, Singapore Dollar, Australian Dollar, and Canadian Dollar. We may enter into forward contracts as hedges to minimize the fluctuation of intercompany accounts receivable denominated in foreign currencies. At December 31, 2014, we had no outstanding forward contracts.
Raw Material Price Risk
We utilize a variety of raw materials in the manufacture of our products, including base oil, polyisobutylene, antioxidants, alcohols, solvents, sulfonates, friction modifiers, olefins and copolymers. Our profitability is sensitive to changes in the costs of these materials caused by changes in supply, demand, foreign currency rates, or other market conditions, over which we have little or no control. In addition, political and economic conditions in certain regions of the world in which we operate have caused and may continue to cause the cost of our raw materials to fluctuate. War, armed hostilities, terrorist acts, civil unrest or other incidents may also cause a sudden or sharp increase in the cost of our raw materials. If we experience such increases in the cost of our raw materials, we may not be able to pass them along to our customers in the form of price increases for our products. The inability to do so would have a negative impact on our operating profit.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of NewMarket Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of NewMarket Corporation and its subsidiaries (the “Company”) at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP

Richmond, Virginia
February 17, 2015

NewMarket Corporation and Subsidiaries
Consolidated Statements of Income

	Years Ended December 31,
(in thousands, except per-share amounts)	2014	2013	2012
Net sales	$2,335,405	$2,280,355	$2,211,878
Cost of goods sold	1,669,982	1,627,059	1,581,393
Gross profit	665,423	653,296	630,485
Selling, general, and administrative expenses	163,520	164,878	154,207
Research, development, and testing expenses	139,183	136,573	117,845
Operating profit	362,720	351,845	358,433
Interest and financing expenses, net	16,567	17,796	8,435
Loss on early extinguishment of debt	0	0	9,092
Other (expense) income, net	(7,054)	7,262	(3,338)
Income from continuing operations before income tax expense	339,099	341,311	337,568
Income tax expense	105,844	98,964	100,296
Income from continuing operations	233,255	242,347	237,272
Discontinued operations:
Gain on sale of discontinued business, net of tax	0	21,855	0
Income from operations of discontinued business, net of tax	0	540	2,321
Net income	$233,255	$264,742	$239,593
Earnings per share - basic and diluted:
Income from continuing operations	$18.38	$18.21	$17.68
Income from discontinued operations	0.00	1.69	0.17
Net income	$18.38	$19.90	$17.85

See accompanying Notes to Consolidated Financial Statements

NewMarket Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
(in thousands)	2014	2013	2012
Net income	$233,255	$264,742	$239,593
Other comprehensive income (loss):
Pension plans and other postretirement benefits:
Prior service credit (cost) arising during the period, net of income tax expense (benefit) of $(367) in 2013 and $(471) in 2012	0	(605)	(1,570)
Amortization of prior service cost (credit) included in net periodic benefit cost, net of income tax expense (benefit) of $17 in 2014, $65 in 2013, and $48 in 2012	(11)	97	27
Actuarial net gain (loss) arising during the period, net of income tax expense (benefit) of $(31,282) in 2014, $29,083 in 2013, and $(13,290) in 2012	(54,473)	45,932	(22,721)
Amortization of actuarial net loss (gain) included in net periodic benefit cost, net of income tax expense (benefit) of $1,484 in 2014, $3,127 in 2013, and $2,331 in 2012	2,728	5,404	4,066
Settlements and curtailments, net of income tax expense (benefit) of $608 in 2014, $272 in 2013, and $145 in 2012	1,126	785	436
Amortization of transition obligation (asset) included in net periodic benefit cost, net of income tax expense (benefit) of $1 in 2014, $11 in 2013, and $14 in 2012	4	33	39
Total pension plans and other postretirement benefits	(50,626)	51,646	(19,723)
Derivative instruments:
Unrealized gain (loss) on derivative instruments, net of income tax expense (benefit) of $(210) in 2012	0	0	(330)
Reclassification adjustments for losses (gains) on derivative instruments included in net income, net of income tax expense (benefit) of $2,622 in 2013 and $569 in 2012	0	4,173	893
Total derivative instruments	0	4,173	563
Foreign currency translation adjustments, net of income tax expense (benefit) of $(2,220) in 2014, $(2,919) in 2013, and $(1,007) in 2012	(28,448)	(5,216)	7,567
Marketable securities:
Unrealized gain (loss) on marketable securities, net of income tax expense (benefit) of $419 in 2012	0	0	676
Reclassification adjustment for loss (gain) on marketable securities included in net income, net of income tax expense (benefit) of $(645) in 2012	0	0	(1,040)
Total marketable securities	0	0	(364)
Other comprehensive income (loss)	(79,074)	50,603	(11,957)
Comprehensive income	$154,181	$315,345	$227,636

See accompanying Notes to Consolidated Financial Statements

NewMarket Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31,
(in thousands, except share amounts)	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$103,003	$238,703
Trade and other accounts receivable, net	302,803	309,847
Inventories	348,420	307,518
Deferred income taxes	7,837	8,267
Prepaid expenses and other current assets	35,128	32,984
Total current assets	797,191	897,319
Property, plant, and equipment, at cost	1,016,868	985,196
Less accumulated depreciation and amortization	709,009	700,160
Net property, plant, and equipment	307,859	285,036
Prepaid pension cost	16,082	55,087
Deferred income taxes	48,499	22,961
Intangibles (net of amortization) and goodwill	16,859	23,319
Deferred charges and other assets	45,435	43,552
Total assets	$1,231,925	$1,327,274
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$137,688	$134,132
Accrued expenses	86,539	77,992
Dividends payable	15,721	12,996
Income taxes payable	6,462	11,419
Other current liabilities	13,264	11,075
Total current liabilities	259,674	247,614
Long-term debt	363,526	349,467
Other noncurrent liabilities	187,684	157,745
Total liabilities	810,884	754,826
Commitments and contingencies (Note 17)
Shareholders’ equity:
Common stock and paid-in capital (without par value; authorized shares - 80,000,000; issued and outstanding - 12,446,365 at December 31, 2014 and 13,099,356 at December 31, 2013)	0	0
Accumulated other comprehensive loss	(139,160)	(60,086)
Retained earnings	560,201	632,534
Total shareholders' equity	421,041	572,448
Total liabilities and shareholders' equity	$1,231,925	$1,327,274

See accompanying Notes to Consolidated Financial Statements

NewMarket Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity

	Common Stock and Paid-in Capital		Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
(in thousands, except share and per-share amounts)	Shares	Amount
Balance at December 31, 2011	13,404,831	$64	$(98,732)	$648,261	$549,593
Net income				239,593	239,593
Other comprehensive income (loss)			(11,957)		(11,957)
Ordinary cash dividends ($3.00 per share)				(40,234)	(40,234)
Special cash dividend ($25.00 per share)				(335,447)	(335,447)
Stock-based compensation	13,046	657			657
Balance at December 31, 2012	13,417,877	721	(110,689)	512,173	402,205
Net income				264,742	264,742
Other comprehensive income (loss)			50,603		50,603
Cash dividends ($3.80 per share)				(50,368)	(50,368)
Repurchases of common stock	(327,600)	(2,013)		(94,024)	(96,037)
Stock-based compensation	9,079	1,292		11	1,303
Balance at December 31, 2013	13,099,356	0	(60,086)	632,534	572,448
Net income				233,255	233,255
Other comprehensive income (loss)			(79,074)		(79,074)
Cash dividends ($4.70 per share)				(59,400)	(59,400)
Repurchases of common stock	(664,254)	(2,312)		(246,197)	(248,509)
Stock-based compensation	11,263	2,312		9	2,321
Balance at December 31, 2014	12,446,365	$0	$(139,160)	$560,201	$421,041

See accompanying Notes to Consolidated Financial Statements

NewMarket Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2014	2013	2012
Cash and cash equivalents at beginning of year	$238,703	$89,129	$50,370
Cash flows from operating activities:
Net income	233,255	264,742	239,593
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	41,538	46,144	43,389
Noncash pension and postretirement expense	16,751	23,083	18,855
Deferred income tax expense (benefit)	8,208	1,026	(1,976)
Gain on sale of discontinued business	0	(35,770)	0
Loss on early extinguishment of debt	0	0	9,932
Unrealized loss (gain) on derivative instruments, net	2,179	(11,550)	663
Change in assets and liabilities:
Trade and other accounts receivable, net	(6,891)	(8,606)	(15,027)
Inventories	(51,827)	3,133	(12,945)
Prepaid expenses	404	(1,897)	5,641
Accounts payable and accrued expenses	8,059	5,834	11,369
Income taxes payable	(4,727)	1,347	(3,281)
Cash pension and postretirement contributions	(26,505)	(32,483)	(32,431)
Proceeds from legal settlements	5,150	5,100	5,050
Other, net	9,364	17,831	3,979
Cash provided from (used in) operating activities	234,958	277,934	272,811
Cash flows from investing activities:
Capital expenditures	(59,716)	(58,476)	(38,753)
Proceeds from sale of discontinued business	0	140,011	0
Deposits for interest rate swap	(10,844)	(12,514)	(22,913)
Return of deposits for interest rate swap	8,900	24,370	21,260
Other, net	(4,946)	(4,927)	1,620
Cash provided from (used in) investing activities	(66,606)	88,464	(38,786)
Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facility	14,000	(75,000)	53,000
Issuance of 4.10% senior notes	0	0	349,405
Repayment of 7.125% senior notes	0	0	(150,000)
Repayment of Foundry Park I mortgage loan	0	0	(63,544)
Net repayments under lines of credit	(225)	(1,135)	(3,641)
Dividends paid	(59,400)	(50,368)	(375,681)
Debt issuance costs	(1,236)	(1,145)	(6,485)
Repurchases of common stock	(248,509)	(92,195)	0
Cash provided from (used in) financing activities	(295,370)	(219,843)	(196,946)
Effect of foreign exchange on cash and cash equivalents	(8,682)	3,019	1,680
(Decrease) increase in cash and cash equivalents	(135,700)	149,574	38,759
Cash and cash equivalents at end of year	$103,003	$238,703	$89,129

See accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies
Consolidation—Our consolidated financial statements include the accounts of NewMarket Corporation and its subsidiaries. All intercompany transactions are eliminated upon consolidation. References to "we," "us," "our," the "company," and "NewMarket" are to NewMarket Corporation and its consolidated subsidiaries, unless the context indicates otherwise.
NewMarket is the parent company of three operating companies, each managing its own assets and liabilities. Those companies are Afton, which focuses on petroleum additive products; Ethyl, representing certain manufacturing operations and the TEL business; and NewMarket Development, which manages the property and improvements that we own in Virginia. NewMarket is also the parent company of NewMarket Services, which provides various administrative services to NewMarket, Afton, Ethyl, and NewMarket Development.
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
Revenue Recognition—Our policy is to recognize revenue from the sale of products when title and risk of loss have transferred to the buyer, the price is fixed and determinable, and collectability is reasonably assured. Revenues are reported at the gross amount billed, including amounts related to shipping that are charged to the customer. Provisions for rebates to customers are recorded in the same period that the related sales are recorded. Freight costs incurred on the delivery of products are included in the Consolidated Statements of Income in cost of goods sold. Our standard terms of delivery are included in our contracts, sales order confirmation documents, and invoices. Taxes assessed by a governmental authority concurrent with sales to our customers, including sales, use, value-added, and revenue-related excise taxes, are not included as revenue, but are reflected in accrued expenses until remitted to the appropriate governmental authority.
We recognized rental revenue in our discontinued real estate development segment on a straight-line basis over the lease term. The cumulative difference between lease revenue recognized under this method and the contractual lease payment terms was recorded in deferred charges and other assets on our Consolidated Balance Sheets. Rental revenue is reflected as a component of income from operations of discontinued business, net of tax.
Cash and Cash Equivalents—Our cash equivalents consist of government obligations and commercial paper with original maturities of 90 days or less. Throughout the year, we have cash balances in excess of federally insured amounts on deposit with various financial institutions. We state cash and cash equivalents at cost, which approximates fair value.
Accounts Receivable—We record our accounts receivable at net realizable value. We maintain an allowance for doubtful accounts for estimated losses resulting from our customers not making required payments. We determine the adequacy of the allowance by periodically evaluating each customer’s receivable balance, considering our customers’ financial condition and credit history, and considering current economic conditions. The allowance for doubtful accounts was not material at December 31, 2014 or December 31, 2013.
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
Employee Savings Plan—Most of our full-time salaried and hourly employees may participate in defined contribution savings plans. Employees who are covered by collective bargaining agreements may also participate in a savings plan according to the terms of their bargaining agreements. Employees, as well as NewMarket, contribute to the plans. We made contributions of $6 million in 2014, $5 million in 2013, and $5 million in 2012 related to these plans.
Research, Development, and Testing Expenses—NewMarket expenses all research, development, and testing costs as incurred. Of the total research, development, and testing expenses, those related to new products and processes were $68 million in 2014, $59 million in 2013, and $55 million in 2012.

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
We generally provide for additional U.S. taxes that would be incurred if a foreign subsidiary returns its earnings in cash to the United States. Undistributed earnings of certain foreign subsidiaries for which U.S. taxes have not been provided totaled approximately $363 million at December 31, 2014, $301 million at December 31, 2013, and $239 million at December 31, 2012. Deferred income taxes have not been provided on these earnings since we expect them to be indefinitely reinvested abroad. Accordingly, no provision has been made for taxes that may be payable on the remittance of these earnings. The determination of the amount of such unrecognized deferred tax liability is not practicable because of the complexities with its hypothetical calculation.
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

Notes to Consolidated Financial Statements

The components of income from operations of discontinued business, net of tax, were as follows:

	Years Ended December 31,
(in thousands)	2013	2012
Rental revenue	$5,747	$11,431
Cost of rental	2,136	4,386
Interest, financing, and other expenses, net	2,728	2,382
Loss on early extinguishment of debt	0	840
Income before income tax expense	883	3,823
Income tax expense	343	1,502
Income from operations of discontinued business, net of tax	$540	$2,321
Interest, financing, and other expenses, net include only amounts directly related to the Foundry Park I mortgage loan and related interest rate swap. Other interest and financing expenses have not been allocated to discontinued operations. The Consolidated Statements of Cash Flows summarize the activity of discontinued operations and continuing operations together.

3.	Earnings Per Share
We had 30,521 shares in 2014, 20,270 shares in 2013, and 11,940 shares in 2012 of nonvested restricted stock that were excluded from the calculation of diluted earnings per share, as their effect on earnings per share would be anti-dilutive.
The nonvested restricted stock is considered a participating security since the restricted stock contains nonforfeitable rights to dividends. As such, we use the two-class method to compute basic and diluted earnings per share for all periods presented since this method yielded a more dilutive result than the treasury-stock method. The following table illustrates the earnings allocation method utilized in the calculation of basic and diluted earnings per share from continuing operations.

	Years Ended December 31,
(in thousands, except per-share amounts)	2014	2013	2012
Earnings per share from continuing operations numerator:
Income from continuing operations attributable to common shareholders before allocation of earnings to participating securities	$233,255	$242,347	$237,272
Income from continuing operations allocated to participating securities	391	339	316
Income from continuing operations attributable to common shareholders after allocation of earnings to participating securities	$232,864	$242,008	$236,956
Earnings per share from continuing operations denominator:
Weighted-average number of shares of common stock outstanding - basic and diluted	12,671	13,286	13,405
Earnings per share from continuing operations - basic and diluted	$18.38	$18.21	$17.68

Notes to Consolidated Financial Statements

4.	Supplemental Cash Flow Information

	Years Ended December 31,
(in thousands)	2014	2013	2012
Cash paid during the year for
Interest and financing expenses (net of capitalization)	$16,223	$17,172	$9,612
Income taxes	112,289	96,273	99,956
Non-cash additions to property, plant, and equipment amounted to $5.5 million for 2014 and are included in current liabilities.

5.	Trade and Other Accounts Receivable, Net

	December 31,
(in thousands)	2014	2013
Trade receivables	$275,176	$286,737
Income tax receivables	10,531	2,466
Other	17,096	20,644
	$302,803	$309,847

6.	Inventories

	December 31,
(in thousands)	2014	2013
Finished goods and work-in-process	$292,214	$257,446
Raw materials	46,673	41,799
Stores, supplies, and other	9,533	8,273
	$348,420	$307,518
Our U.S. inventories, which are stated on the LIFO basis, amounted to $134 million at December 31, 2014, which was below replacement cost by approximately $55 million. At December 31, 2013, LIFO basis inventories were $109 million, which was approximately $56 million below replacement cost.
Our foreign inventories amounted to $206 million at December 31, 2014 and $192 million at December 31, 2013.
Reserves for obsolete and slow-moving inventory included in the table above were not material at December 31, 2014 and December 31, 2013.

7.	Prepaid Expenses and Other Current Assets

	December 31,
(in thousands)	2014	2013
Dividend funding	$15,721	$12,996
Income taxes on intercompany profit	13,545	13,812
Other	5,862	6,176
	$35,128	$32,984

Notes to Consolidated Financial Statements

8.	Property, Plant, and Equipment, at Cost

	December 31,
(in thousands)	2014	2013
Land	$41,447	$41,891
Land improvements	31,555	31,980
Leasehold improvements	1,433	1,134
Buildings	143,327	138,823
Machinery and equipment	752,005	740,003
Construction in progress	47,101	31,365
	$1,016,868	$985,196
We depreciate the cost of property, plant, and equipment by the straight-line method primarily over the following useful lives:

Land improvements	5 - 30 years
Buildings	10 - 50 years
Machinery and equipment	3 - 15 years
Depreciation expense was $34 million in 2014, $35 million in 2013, and $34 million in 2012.

9.	Intangibles (Net of Amortization) and Goodwill
The net carrying amount of intangibles and goodwill was $17 million at December 31, 2014 and $23 million at December 31, 2013. The gross carrying amount and accumulated amortization of each type of intangible asset and goodwill are presented in the table below.

	December 31,
	2014		2013
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Formulas and technology	$88,824	$82,050	$88,917	$77,217
Contracts	4,476	3,655	7,127	5,528
Customer bases	6,994	3,336	7,012	2,918
Trademarks and trade names	1,571	769	1,591	610
Goodwill	4,804		4,945
	$106,669	$89,810	$109,592	$86,273
Aggregate amortization expense		$6,188		$7,194
Aggregate amortization expense was $7 million in 2012. All of the intangibles relate to the petroleum additives segment. The change in the gross carrying amount between 2013 and 2014 is due to an intangible asset which became fully amortized in 2014 and foreign currency fluctuations. There is no accumulated goodwill impairment.

Notes to Consolidated Financial Statements

Estimated annual amortization expense related to our intangible assets for the next five years is expected to be (in thousands):

2015	$5,710
2016	1,907
2017	747
2018	716
2019	694
We amortize contracts over 6 to 10 years; customer bases over 20 years; formulas and technology over 10 to 20 years; and trademarks and trade names over 10 years.

10.	Deferred Charges and Other Assets

	December 31,
(in thousands)	2014	2013
Interest rate swap deposits	$27,783	$25,839
Deferred financing costs, net of amortization	6,607	7,390
Asbestos insurance receivables	5,677	5,596
Other	5,368	4,727
	$45,435	$43,552
See Note 12 for further information on our long-term debt and Note 15 for further information on interest rate swaps.

11.	Accrued Expenses

	December 31,
(in thousands)	2014	2013
Employee benefits, payroll, and related taxes	$29,284	$28,779
Customer rebates	21,759	20,517
Taxes other than income and payroll	6,292	3,929
Capital projects	5,450	0
Repurchase of NewMarket Corporation common stock	0	3,842
Other	23,754	20,925
	$86,539	$77,992

12.	Long-term Debt

	December 31,
(in thousands)	2014	2013
Senior notes - 4.10% due 2022	$349,526	$349,467
Revolving credit facility	14,000	0
	$363,526	$349,467

Notes to Consolidated Financial Statements

4.10% Senior Notes - In 2012, we issued $350 million aggregate principal amount of 4.10% senior notes due 2022 at an issue price of 99.83%. The 4.10% senior notes are our senior unsecured obligations and are registered under the Securities Act of 1933. Prior to October 28, 2014, the notes were jointly and severally guaranteed on a senior unsecured basis by all existing and future domestic subsidiaries that also guaranteed our obligations under the 2012 revolving credit facility or any of our other indebtedness. Concurrent with our entry into the 2014 revolving credit facility (discussed below), the guarantors under the 4.10% senior notes were released. We incurred financing costs totaling approximately $5 million related to the 4.10% senior notes, which are being amortized over the term of the agreement.
The 4.10% senior notes rank:

•	equal in right of payment with all of our existing and future senior unsecured indebtedness; and

•	senior in right of payment to any of our future subordinated indebtedness.
The indenture governing the 4.10% senior notes contains covenants that, among other things, limit our ability and the ability of our subsidiaries to:

•	create or permit to exist liens;

•	enter into sale-leaseback transactions;

•	incur additional guarantees; and

•	sell all or substantially all of our assets or consolidate or merge with or into other companies.
We were in compliance with all covenants under the indenture governing the 4.10% senior notes as of December 31, 2014 and December 31, 2013.
Revolving Credit Facility – On October 28, 2014, we entered into a Credit Agreement with a term of five years. The Credit Agreement provides for a $650 million, multicurrency revolving credit facility, with a $100 million sublimit for multicurrency borrowings, a $75 million sublimit for letters of credit, and a $20 million sublimit for swingline loans. The Credit Agreement includes an expansion feature which allows us, subject to certain conditions, to request an increase to the aggregate amount of the revolving credit facility or obtain incremental term loans in an amount up to $150 million. Concurrently with entering into the Credit Agreement, we terminated our former revolving credit facility that we had entered into in 2012.
We paid financing costs in 2014 of approximately $1.2 million related to this revolving credit facility and carried over deferred financing costs from our previous revolving credit facility of approximately $1.3 million, resulting in total deferred financing costs of $2.5 million, which we are amortizing over the term of the Credit Agreement.
The obligations under the Credit Agreement are unsecured and fully guaranteed by NewMarket. The revolving credit facility matures on October 28, 2019.
Borrowings made under the revolving credit facility bear interest at an annual rate equal to, at our election, either (1) the ABR plus the Applicable Rate (solely in the case of loans denominated in U.S. dollars to NewMarket) or (2) the Adjusted LIBO Rate plus the Applicable Rate. ABR is the greatest of (i) the rate of interest publicly announced by the Administrative Agent as its prime rate, (ii) the federal funds effective rate plus 0.5%, or (iii) the Adjusted LIBO Rate for a one month interest period plus 1%. The Adjusted LIBO Rate means the rate at which Eurocurrency deposits in the London interbank market for certain periods (as selected by NewMarket) are quoted, as adjusted for statutory reserve requirements. Depending on our consolidated Leverage Ratio, the Applicable Rate ranges from 0.00% to 0.50% for loans bearing interest based on the ABR and from 1.00% to 1.50% for loans bearing interest based on the Adjusted LIBO Rate. At December 31, 2014, the Applicable Rate was 0.125% for loans bearing interest based on the ABR and 1.125% for loans bearing interest based on the Adjusted LIBO Rate.
The Credit Agreement contains financial covenants that require NewMarket to maintain a consolidated Leverage Ratio (as defined in the Credit Agreement) of no more than 3.50 to 1.00 and a consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of no less than 3.00 to 1.00, calculated on a rolling four quarter basis, as of the end of each fiscal quarter ending on and after December 31, 2014. We were in compliance with all covenants under the revolving credit facility at December 31, 2014 and December 31, 2013.

Notes to Consolidated Financial Statements

The following table provides information related to the unused portion of our revolving credit facility in effect at December 31, 2014 and December 31, 2013:

	December 31,
(in thousands)	2014	2013
Maximum borrowing capacity under the revolving credit facility	$650,000	$650,000
Outstanding borrowings under the revolving credit facility	14,000	0
Outstanding letters of credit	3,271	3,092
Unused portion of revolving credit facility	$632,729	$646,908
The average interest rate for borrowings under our revolving credit facilities was 2.9% during 2014 and 2.2% during 2013. At December 31, 2014, the average interest rate on outstanding borrowings was 3.4%.
Outstanding borrowings for the revolving credit facility are due in 2019. None of our remaining outstanding borrowings at December 31, 2014 are due in the next five years.

13.	Other Noncurrent Liabilities

	December 31,
(in thousands)	2014	2013
Employee benefits	$120,165	$90,088
Interest rate swaps	21,147	18,941
Environmental remediation	15,170	15,337
Asbestos litigation reserve	10,152	10,106
Other	21,050	23,273
	$187,684	$157,745
The increase in employee benefits primarily reflects the change in the funded status of our pension and postretirement plans primarily due to implementing a new mortality table and a lower discount rate. See Note 18 for further information on these employee benefit plans. Environmental remediation includes our asset retirement obligations. Further information on the interest rate swaps is in Note 15.

14.	Stock-based Compensation
The 2014 Incentive Compensation and Stock Plan (the Plan) was approved on April 24, 2014 and replaced the 2004 Incentive Compensation and Stock Plan (the Prior Plan). No new awards may be granted under the Prior Plan, but the terms of the Prior Plan continue to govern awards that were issued under the Prior Plan and remain outstanding. Awards outstanding under the Prior Plan will remain in effect until vested or forfeited under their terms.
Any employee of our company or an affiliate or a person who is a member of our Board of Directors or the board of directors of an affiliate is eligible to participate in the Plan if the Compensation Committee of the Board of Directors (the Administrator), in its sole discretion, determines that such person has contributed or can be expected to contribute to the profits or growth of our company or its affiliates (each, a participant). Under the terms of the Plan, we may grant participants stock awards, incentive awards, stock units, or options (which may be either incentive stock options or nonqualified stock options), or stock appreciation rights (SARs), which may be granted with a related option. Stock options entitle the participant to purchase a specified number of shares of our common stock at a price that is fixed by the Administrator at the time the option is granted; provided, however, that the price cannot be less than the shares’ fair market value on the date of grant. The maximum period in which an option may be exercised is fixed by the Administrator at the time the option is granted but, in the case of an incentive stock option, cannot exceed ten years. No

Notes to Consolidated Financial Statements

participant may be granted or awarded, in any calendar year, shares, options, SARs, or stock units covering more than 200,000 shares of our common stock in the aggregate. For purposes of this limitation and the individual limitation on the grant of options, an option and corresponding SAR are treated as a single award.
The maximum aggregate number of shares of our common stock that may be issued under the Plan is 1,000,000. At December 31, 2014, 988,274 shares were available for grant.
During 2014, 11,726 shares of our common stock were issued under the Plan. Of those shares, 7,755 were issued to employees as restricted stock subject to a three-year vesting period, 3,336 were issued to employees as restricted stock subject to a five-year vesting period, and 635 shares were issued to five of our non-employee directors and vested immediately.
We calculate fair value based on the closing price of our common stock on the date of grant. As award recipients are entitled to receive dividends during the vesting period, we made no adjustment to the fair value of the award for dividends.
A summary of activity during 2014 related to NewMarket’s restricted stock awards is presented below in whole shares:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested restricted stock awards at January 1, 2014	20,270	$276.18
Granted in 2014	11,091	381.99
Vested in 2014	500	258.36
Forfeited in 2014	340	263.75
Nonvested restricted stock awards at December 31, 2014	30,521	315.06
We recognized compensation expense of $2 million in 2014, $1 million in 2013, and $400 thousand in 2012 related to restricted stock awards. At December 31, 2014, total unrecognized compensation expense related to nonvested restricted stock awards was $6 million, which is expected to be recognized over a period of 2.0 years.

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
Our foreign operations expose us to fluctuations of foreign exchange rates. These fluctuations may impact our results of operations, financial position, and cash flows. To manage this exposure, we sometimes enter into foreign currency forward contracts to minimize currency exposure due to cash flows from foreign operations. There were no such contracts outstanding at December 31, 2014 or December 31, 2013.
Non-designated Hedges
On June 25, 2009, we entered into an interest rate swap with Goldman Sachs in the notional amount of $97 million and with a maturity date of January 19, 2022 (Goldman Sachs interest rate swap). NewMarket entered into the Goldman Sachs interest rate swap in connection with the termination of a loan application and related rate lock agreement between Foundry Park I and Principal Commercial Funding II, LLC (Principal). When the rate lock agreement was originally executed in 2007, Principal simultaneously entered into an interest rate swap with a third party to hedge Principal’s exposure to fluctuation in the ten-year United States Treasury Bond rate. Upon the termination of the rate lock agreement

Notes to Consolidated Financial Statements

on June 25, 2009, Goldman Sachs both assumed Principal’s position with the third party and entered into an offsetting interest rate swap with NewMarket. Under the terms of this interest rate swap, NewMarket is making fixed rate payments at 5.3075% and Goldman Sachs makes variable rate payments based on three-month LIBOR. We have collateralized this exposure through cash deposits posted with Goldman Sachs amounting to $28 million at December 31, 2014 and $26 million at December 31, 2013.
We have made an accounting policy election to not offset derivative fair value amounts with the fair value amounts for the right to reclaim cash collateral under our master netting arrangement. We do not use hedge accounting for the Goldman Sachs interest rate swap, and therefore, immediately recognize any change in the fair value of this derivative financial instrument directly in earnings.
The table below presents the fair value of our derivative financial instruments, as well as their classification on the Consolidated Balance Sheets.

	Liability Derivatives
	December 31, 2014		December 31, 2013
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Not Designated as Hedging Instruments
Goldman Sachs interest rate swap	Accrued expenses and Other noncurrent liabilities	$23,389	Accrued expenses and Other noncurrent liabilities	$21,211

The following table presents the effect of our derivative financial instruments on the Consolidated Statements of Income.
Effect of Derivative Instruments on the Consolidated Statements of Income
Not Designated Derivatives
(in thousands)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Years Ended December 31,
		2014	2013	2012
Goldman Sachs interest rate swap	Other (expense) income, net	$(7,125)	$6,690	$(5,346)
Credit-risk Related Contingent Features
The agreement we have with our current derivative counterparty contains a provision where we could be declared in default on our derivative obligation if repayment of indebtedness is accelerated by our lender(s) due to our default on the indebtedness.
As of December 31, 2014, the fair value of the derivative in a net liability position related to this agreement, which includes accrued interest but excludes any adjustment for nonperformance risk, was $23 million. We have minimum collateral posting thresholds with the counterparty and have posted cash collateral of $28 million as of December 31, 2014. If required, we could have settled our obligations under the agreement at the termination value of $23 million at December 31, 2014.

Notes to Consolidated Financial Statements

16.	Fair Value Measurements
The following table provides information on assets and liabilities measured at fair value on a recurring basis. No material events occurred during 2014 requiring adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

	Carrying Amount in Consolidated Balance Sheets	Fair Value	Fair Value Measurements Using
			Level 1	Level 2	Level 3
(in thousands)	December 31, 2014
Cash and cash equivalents	$103,003	$103,003	$103,003	$0	$0
Cash deposit for collateralized interest rate swap	27,783	27,783	27,783	0	0
Interest rate swap liability	23,389	23,389	0	23,389	0
	December 31, 2013
Cash and cash equivalents	$238,703	$238,703	$238,703	$0	$0
Cash deposit for collateralized interest rate swap	25,839	25,839	25,839	0	0
Interest rate swap liability	21,211	21,211	0	21,211	0
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
Although we have determined that the majority of the inputs used to value our derivative falls within Level 2 of the fair value hierarchy, the credit valuation adjustment associated with the derivative utilizes Level 3 inputs. These Level 3 inputs include estimates of current credit spreads to evaluate the likelihood of default by both us and the counterparties to the derivative. As of December 31, 2014 and December 31, 2013, we have assessed the significance of the impact of the credit valuation adjustment on the overall valuation of our derivative and have determined that the credit valuation adjustment is not significant to the overall valuation of the derivative. Accordingly, we have determined that our derivative valuation should be classified in Level 2 of the fair value hierarchy.
We have made an accounting policy election to measure credit risk of any derivative financial instruments subject to master netting agreements on a net basis by counterparty portfolio.

Notes to Consolidated Financial Statements

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

	December 31, 2014		December 31, 2013
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$363,526	$388,581	$349,467	$345,283

17.	Commitments and Contingencies
Contractual Commitments—NewMarket has operating lease agreements primarily for office space, land, transportation equipment, and storage facilities. Rental expense was $30 million in 2014, $27 million in 2013, and $25 million in 2012.
Future lease payments for all noncancelable operating leases as of December 31, 2014 are (in millions):

2015	$13
2016	10
2017	7
2018	5
2019	4
After 2019	24
We have contractual obligations for the construction of assets, as well as purchases of property and equipment, of approximately $47 million at December 31, 2014.
Raw Material Purchase Obligations—We have raw material purchase obligations over the next five years amounting to approximately $133 million at December 31, 2014 for agreements to purchase goods or services that are enforceable, legally binding, and specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. Raw material purchase obligations exclude agreements that are cancelable without penalty. Purchase orders made in the ordinary course of business are excluded from this amount. Any amounts for which we are liable under purchase orders are reflected in our Consolidated Balance Sheets as accounts payable or accrued expenses.
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

Notes to Consolidated Financial Statements

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
As we previously disclosed, the United States Department of Justice advised us that it was conducting a review of certain of our foreign business activities in relation to compliance with relevant U.S. economic sanctions programs and anti-corruption laws, as well as certain historical conduct in the domestic U.S. market, and requested certain information in connection with such review. We have cooperated with the investigation. In connection with such cooperation, we voluntarily provided certain information and have conducted an internal review for that purpose.
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

Based on the above assumptions, we have provided an undiscounted liability related to premises asbestos claims of $12 million at both December 31, 2014 and December 31, 2013. The liabilities related to asbestos claims are included in accrued expenses (current portion) and other noncurrent liabilities on the Consolidated Balance Sheets. Certain of these costs are recoverable through our insurance coverage and an agreement with Albemarle Corporation. The receivable for these recoveries related to premises asbestos liabilities was $7 million at December 31, 2014 and $6 million at December 31, 2013. These receivables are included in trade and other accounts receivable, net on the Consolidated Balance Sheets for the current portion. The noncurrent portion is included in deferred charges and other assets.
Environmental—We are involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination, disposal of hazardous waste, and other environmental matters at several of our current or former facilities, or at third-party sites where we have been designated as a potentially responsible party (PRP). While we believe we are currently adequately accrued for known environmental issues, it is possible that unexpected future costs could have a significant impact on our financial position, results of operations, and cash flows. Our total accruals for environmental remediation, dismantling, and decontamination were approximately $18 million at both December 31, 2014 and December 31, 2013.

Notes to Consolidated Financial Statements

Our more significant environmental sites include a former TEL plant site in Louisiana (the Louisiana site) and a former Houston, Texas plant site (the Texas site). Together, the amounts accrued on a discounted basis related to these sites represent approximately $11 million of the total accrual above at both December 31, 2014 and December 31, 2013, using discount rates ranging from 3% to 9%. Of the total accrued for these two sites, the amount related to remediation of groundwater and soil was $5 million for the Louisiana site and $6 million for the Texas site at both December 31, 2014 and December 31, 2013. The aggregate undiscounted amount for these sites was $15 million at December 31, 2014 and $16 million at December 31, 2013.
In 2000, the EPA named us as a PRP under Superfund law for the clean-up of soil and groundwater contamination at the five grouped disposal sites known as "Sauget Area 2 Sites" in Sauget, Illinois. Without admitting any fact, responsibility, fault, or liability in connection with this site, we are participating with other PRPs in site investigations and feasibility studies. In December 2013, the EPA issued its Record of Decision confirming its remedies for the selected Sauget Area 2 sites. We have accrued our estimated proportional share of the remedial costs and expenses addressed in the Record of Decision. We do not believe there is any additional information available as a basis for revision of the liability that we have established at December 31, 2014. The amount accrued for this site is not material.
Guarantees—We have agreements with several financial institutions that provide guarantees for certain business activities of our subsidiaries, including performance, insurance, credit, and lease guarantees. The parent company provides guarantees of the subsidiaries' performance under these agreements and also provides a guarantee for repayment of a line of credit for a subsidiary in China. Guarantees outstanding under all of these agreements at December 31, 2014 are $7 million. Certain of these guarantees are secured by letters of credit, all of which were issued under the $75 million letter of credit sub-facility of our revolving credit facility. The maximum potential amount of future payments under all other guarantees not secured by letters of credit at December 31, 2014 was $17 million. Expiration dates of the letters of credit and certain guarantees range from 2015 to 2017. Some of the guarantees have no expiration date. We renew letters of credit as necessary.

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

	Years Ended December 31,
	Pension Benefits			Postretirement Benefits
(in thousands)	2014	2013	2012	2014	2013	2012
Net periodic benefit cost
Service cost	$9,608	$11,087	$8,801	$1,849	$2,130	$1,885
Interest cost	10,936	9,571	9,583	2,739	2,598	3,052
Expected return on plan assets	(17,524)	(14,519)	(13,264)	(1,311)	(1,452)	(1,492)
Amortization of prior service cost	99	176	210	9	9	9
Amortization of actuarial net loss (gain)	3,825	7,080	5,329	(713)	(8)	(66)
Net periodic benefit cost	6,944	13,395	10,659	2,573	3,277	3,388
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss)
Actuarial net loss (gain)	56,364	(61,710)	25,509	16,264	(12,902)	2,442
Prior service cost	0	972	0	0	0	0
Amortization of actuarial net (loss) gain	(3,825)	(7,080)	(5,329)	713	8	66
Amortization of prior service cost	(99)	(176)	(210)	(9)	(9)	(9)
Total recognized in other comprehensive income (loss)	52,440	(67,994)	19,970	16,968	(12,903)	2,499
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$59,384	$(54,599)	$30,629	$19,541	$(9,626)	$5,887

The estimated actuarial net loss to be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2015 is expected to be $7 million for pension plans. The estimated prior service cost to be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2015 is expected to be $100 thousand for pension plans. The amounts to be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2015 related to postretirement benefits are not material.

Notes to Consolidated Financial Statements

Changes in the plans’ benefit obligations and assets follow.

	Years Ended December 31,
	Pension Benefits		Postretirement Benefits
(in thousands)	2014	2013	2014	2013
Change in benefit obligation
Benefit obligation at beginning of year	$220,770	$234,752	$56,526	$68,097
Service cost	9,608	11,087	1,849	2,130
Interest cost	10,936	9,571	2,739	2,598
Actuarial net loss (gain)	57,449	(28,433)	16,092	(12,964)
Plan amendment	0	973	0	0
Benefits paid	(7,644)	(7,180)	(3,003)	(3,335)
Benefit obligation at end of year	291,119	220,770	74,203	56,526
Change in plan assets
Fair value of plan assets at beginning of year	228,173	164,732	24,851	25,272
Actual return on plan assets	18,609	47,796	1,139	1,390
Employer contributions	16,433	22,825	1,283	1,524
Benefits paid	(7,644)	(7,180)	(3,003)	(3,335)
Fair value of plan assets at end of year	255,571	228,173	24,270	24,851
Funded status	$(35,548)	$7,403	$(49,933)	$(31,675)
Amounts recognized in the Consolidated Balance Sheets
Noncurrent assets	$7,641	$39,368	$0	$0
Current liabilities	(2,770)	(2,422)	(1,492)	(1,535)
Noncurrent liabilities	(40,419)	(29,543)	(48,441)	(30,140)
	$(35,548)	$7,403	$(49,933)	$(31,675)
Amounts recognized in accumulated other comprehensive loss
Actuarial net loss (gain)	$98,960	$46,421	$745	$(16,232)
Prior service (credit) cost	(405)	(306)	0	9
	$98,555	$46,115	$745	$(16,223)
The accumulated benefit obligation for all domestic defined benefit pension plans was $247 million at December 31, 2014 and $188 million at December 31, 2013.
The fair market value of plan assets exceeded the accumulated benefit obligation for all domestic plans, except the nonqualified plan, at December 31, 2014. The fair market value of plan assets exceeded the projected benefit obligation for all domestic plans, except the Salaried and the nonqualified plan, at December 31, 2014.
The fair market value of plan assets exceeded both the projected benefit obligation and the accumulated benefit obligation for all domestic plans, except the nonqualified plan, at December 31, 2013.
The net asset position for plans in which assets exceed the projected benefit obligation is included in prepaid pension cost on the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements

The net liability position of plans in which the projected benefit obligation exceeds assets is included in other noncurrent liabilities on the Consolidated Balance Sheets.
A portion of the accrued benefit cost for the nonqualified plan is included in current liabilities at both December 31, 2014 and December 31, 2013. As the nonqualified plan is unfunded, the amount reflected in current liabilities represents the expected benefit payments related to the nonqualified plan during 2015.
The first table below shows information on domestic pension plans with the accumulated benefit obligation in excess of plan assets. The second table presents information on domestic pension plans with the projected benefit obligation in excess of plan assets.

	December 31,
(in thousands)	2014	2013
Plans with the accumulated benefit obligation in excess of the fair market value of plan assets
Projected benefit obligation	$38,971	$31,966
Accumulated benefit obligation	35,704	29,805
Fair market value of plan assets	0	0

	December 31,
(in thousands)	2014	2013
Plans with the projected benefit obligation in excess of the fair market value of plan assets
Projected benefit obligation	$230,699	$31,966
Fair market value of plan assets	187,511	0
There are no assets held by the trustee for the retired beneficiaries of the nonqualified plan. Payments to retired beneficiaries of the nonqualified plan are made with cash from operations.
Assumptions—We used the following assumptions to calculate the results of our retirement plans:

	Pension Benefits			Postretirement Benefits
	2014	2013	2012	2014	2013	2012
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31,
Discount rate	5.000%	4.125%	5.000%	5.000%	4.125%	5.000%
Expected long-term rate of return on plan assets	8.50%	8.50%	9.00%	5.50%	6.00%	6.25%
Rate of projected compensation increase	3.50%	3.50%	3.50%
Weighted-average assumptions used to determine benefit obligations at December 31,
Discount rate	4.125%	5.000%	4.125%	4.125%	5.000%	4.125%
Rate of projected compensation increase	3.50%	3.50%	3.50%

Notes to Consolidated Financial Statements

For pension plans, we base the assumed expected long-term rate of return for plan assets on an analysis of our actual investments, including our asset allocation, as well as an analysis of expected returns. This analysis reflects the expected long-term rates of return for each significant asset class and economic indicator. As of January 1, 2015, the expected rates were 8.8% for U.S. large cap stocks, 4.7% for fixed income, and 3.1% for inflation. The range of returns relies both on forecasts and on broad-market historical benchmarks for expected return, correlation, and volatility for each asset class. Our asset allocation is predominantly weighted toward equities. Through our ongoing monitoring of our investments and review of market data, we have determined that we should maintain the expected long-term rate of return for our U.S. plans at 8.5% at December 31, 2014. For the post-retirement plan, we based the assumed expected long-term rate of return for plan assets on an evaluation of projected interest rates, as well as the guaranteed interest rate for our insurance contract.
Assumed health care cost trend rates are shown in the table below. The actual health care cost trend rate for 2014 was 7.5%.

	December 31,
	2014	2013
Health care cost trend rate assumed for next year	7.5%	7.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2020	2018
A one-percentage point change in the assumed health care cost trend rate would have the following effects:

(in thousands)	1% Increase	1% Decrease
Effect on accumulated postretirement benefit obligation as of December 31, 2014	$13,610	$(10,266)
Effect on net periodic postretirement benefit cost in 2014	1,621	(1,162)
The Patient Protection and Affordable Care Act (PPACA), as amended by the Health Care and Education Reconciliation Act of 2010, was signed into law in March 2010. The PPACA mandates health care reforms with effective dates from 2010 to 2018, including an excise tax on high cost health care plans effective in 2018. The additional accumulated postretirement liability resulting from the PPACA is not material and has been included in the benefit obligation for our postretirement plan at December 31, 2014 and December 31, 2013. Given the complexity of the PPACA and the extended time period during which implementation is expected to occur, additional adjustments to the benefit obligation may be necessary.
Plan Assets—Pension plan assets are held and distributed by trusts and consist principally of equity securities and investment-grade fixed income securities. We invest directly in equity securities, as well as in funds which primarily hold equity and debt securities. Our target allocation is 90% to 97% in equities and 3% to 10% in debt securities or cash.
The pension obligation is long-term in nature and the investment philosophy followed by the Pension Investment Committee is likewise long-term in its approach. The majority of the pension funds are invested in equity securities as historically, equity securities have outperformed debt securities and cash investments, resulting in a higher investment return over the long-term. While in the short-term, equity securities may underperform other investment classes, we are less concerned with short-term results and more concerned with long-term improvement. The pension funds are managed by six different investment companies who predominantly invest in U.S. and international equities. Each investment company’s performance is reviewed quarterly. A small portion of the funds is in investments such as cash or short-term bonds, which historically has been less vulnerable to short-term market swings. These funds are used to provide the cash needed to meet our monthly obligations.
There are no significant concentrations of risk within plan assets, nor do the equity securities include any NewMarket common stock for any year presented.

Notes to Consolidated Financial Statements

The assets of the postretirement benefit plan are invested completely in an insurance contract held by Metropolitan Life. No NewMarket common stock is included in these assets.
The following table provides information on the fair value of our pension and postretirement benefit plans assets, as well as the related level within the fair value hierarchy.

	December 31, 2014				December 31, 2013
		Fair Value Measurements Using				Fair Value Measurements Using
(in thousands)	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Pension Plans
Equity securities:
U. S. companies	$199,597	$199,597	$0	$0	$176,790	$176,790	$0	$0
International companies	12,097	12,097	0	0	13,217	13,217	0	0
Real estate investment trusts	2,432	2,432	0	0	2,921	2,921	0	0
Common collective trust	19,222	0	19,222	0	19,699	0	19,699	0
Money market instruments	7,467	7,467	0	0	3,637	3,637	0	0
Mutual funds—fixed income	9,802	9,802	0	0	9,623	9,623	0	0
Cash and cash equivalents	3,862	3,862	0	0	1,825	1,825	0	0
Insurance contract	1,092	0	1,092	0	461	0	461	0
	$255,571	$235,257	$20,314	$0	$228,173	$208,013	$20,160	$0
Postretirement Plans
Insurance contract	$24,270	$0	$24,270	$0	$24,851	$0	$24,851	$0
The valuation methodologies used to develop the fair value measurements for the investments in the table above is outlined below. There have been no changes in the valuation techniques used to value the investments.

•	Equity securities, including common stock and real estate investment trusts, are valued at the closing price reported on a national exchange.

•
The common collective trust (the trust) is valued at the net asset value of units held by the Plan based on the quoted market value of the underlying investments held by the fund. The trust invests primarily in a diversified portfolio of equity securities of companies located outside of the United States and Canada, as determined by a company's jurisdiction of incorporation. We may make withdrawals from the trust on the first business day of each month with at least six business days' notice. There are no restrictions on redemption as of December 31, 2014 or December 31, 2013.

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

Notes to Consolidated Financial Statements

Cash Flows—For U.S. plans, NewMarket expects to contribute $19 million to our pension plans in 2015. Contributions to our postretirement benefit plans are not expected to be material. The expected benefit payments for the next ten years are as follows.

(in thousands)	Expected Pension Benefit Payments	Expected Postretirement Benefit Payments
2015	$8,997	$3,161
2016	9,873	3,107
2017	10,816	3,093
2018	11,545	3,033
2019	12,330	2,985
2020 through 2024	74,380	14,502
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
Prior to 2014, our subsidiary in Canada sponsored a defined postretirement plan. This postretirement plan provided certain health care benefit payments and life insurance to eligible retired employees. We paid the entire premium for these benefits. The postretirement plan was terminated and settled during 2014.

Notes to Consolidated Financial Statements

The components of net periodic pension and postretirement benefit costs, as well as other amounts recognized in other comprehensive income (loss), for these foreign defined benefit retirement plans are shown below.

	Years Ended December 31,
	Pension Benefits			Postretirement Benefits
(in thousands)	2014	2013	2012	2014	2013	2012
Net periodic benefit cost (income)
Service cost	$6,213	$5,518	$4,314	$3	$26	$28
Interest cost	5,993	5,405	5,345	43	108	111
Expected return on plan assets	(8,012)	(6,900)	(6,039)	0	0	0
Amortization of prior service (credit) cost	(102)	(23)	(144)	0	0	0
Amortization of transition obligation	0	0	0	5	44	53
Amortization of actuarial net loss	1,092	1,425	1,103	8	34	31
Settlements and curtailments	1,817	205	(336)	(122)	187	0
Net periodic benefit cost (income)	7,001	5,630	4,243	(63)	399	223
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss)
Actuarial net (gain) loss	13,004	(404)	7,917	123	1	143
Prior service cost	0	0	2,041	0	0	0
Settlements and curtailments	(1,069)	(710)	(581)	(665)	(347)	0
Amortization of transition obligation	0	0	0	(5)	(44)	(53)
Amortization of actuarial net loss	(1,092)	(1,425)	(1,103)	(8)	(34)	(31)
Amortization of prior service credit (cost)	102	23	144	0	0	0
Total recognized in other comprehensive income (loss)	10,945	(2,516)	8,418	(555)	(424)	59
Total recognized in net periodic benefit cost (income) and other comprehensive income (loss)	$17,946	$3,114	$12,661	$(618)	$(25)	$282

The settlements and curtailments amounts for 2014 in the table above reflect the termination of the Canadian Hourly pension plan and the Canadian postretirement benefit plan, as well as the settlement of the Canadian Salary pension plan. The settlements and curtailments amounts for 2013 reflect the workforce reduction at our Ethyl Canada facility as a result of the decision to sell this facility and terminate the workforce. The settlement gain in 2012 reflects the completion of a partial wind-up of our Canadian Salary pension plan.
The estimated actuarial net loss to be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2015 is expected to be $2 million for pension plans. The estimated prior service credit to be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2015 is expected to be $100 thousand for pension plans. Changes in the benefit obligations and assets of the foreign defined benefit plans follow.

Notes to Consolidated Financial Statements

	Years Ended December 31,
	Pension Benefits		Postretirement Benefits
(in thousands)	2014	2013	2014	2013
Change in benefit obligation
Benefit obligation at beginning of year	$149,683	$135,498	$2,321	$2,743
Service cost	6,213	5,518	3	26
Interest cost	5,993	5,405	43	108
Employee contributions	902	780	0	0
Actuarial net loss	21,133	5,256	121	1
Benefits paid	(5,530)	(5,512)	(49)	(216)
Settlements and curtailments	(7,646)	(509)	(2,365)	(164)
Foreign currency translation	(12,469)	3,247	(74)	(177)
Benefit obligation at end of year	158,279	149,683	0	2,321
Change in plan assets
Fair value of plan assets at beginning of year	144,783	126,392	0	0
Actual return on plan assets	15,323	12,680	0	0
Employer contributions	6,664	7,871	1,639	216
Employee contributions	902	780	0	0
Benefits paid	(5,530)	(5,512)	(49)	(216)
Settlements	(9,098)	0	(1,590)	0
Foreign currency translation	(10,058)	2,572	0	0
Fair value of plan assets at end of year	142,986	144,783	0	0
Funded status	$(15,293)	$(4,900)	$0	$(2,321)
Amounts recognized in the Consolidated Balance Sheets
Noncurrent assets	$8,441	$15,719	$0	$0
Current liabilities	(276)	(418)	0	(150)
Noncurrent liabilities	(23,458)	(20,201)	0	(2,171)
	$(15,293)	$(4,900)	$0	$(2,321)
Amounts recognized in accumulated other comprehensive loss
Actuarial net loss (gain)	$47,663	$36,820	$0	$433
Prior service credit	(139)	(241)	0	0
Transition obligation	10	10	0	2
	$47,534	$36,589	$0	$435
The settlements and curtailments amounts in the table above include $10 million in cash settlement payments relating to the termination of the Canadian Hourly pension plan and the Canadian postretirement benefit plan and the settlement of the Canadian Salary plan.
The accumulated benefit obligation for all foreign defined benefit pension plans was $134 million at both December 31, 2014 and December 31, 2013.

Notes to Consolidated Financial Statements

The fair market value of plan assets exceeded both the accumulated benefit obligation and projected benefit obligation for the United Kingdom and the Canadian Salary plans at year-end 2014. The net asset position of the United Kingdom and Canadian Salary plans are included in prepaid pension cost on the Consolidated Balance Sheets at December 31, 2014. The accumulated benefit obligation and projected benefit obligation exceeded the fair market value of plan assets for the German, Belgian, and Mexican plans at December 31, 2014. The accrued benefit cost of these plans is included in other noncurrent liabilities on the Consolidated Balance Sheets.
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
As the German plan is unfunded, a portion of the accrued benefit cost for the German plan is included in current liabilities at year-end 2014 and 2013, reflecting the expected benefit payments related to the plan for the following year.
The first table below shows information on foreign pension plans with the accumulated benefit obligation in excess of plan assets. The second table shows information on foreign pension plans with the projected benefit obligation in excess of plan assets.

	December 31,
(in thousands)	2014	2013
Plans with the accumulated benefit obligation in excess of the fair market value of plan assets
Projected benefit obligation	$33,935	$31,827
Accumulated benefit obligation	22,426	22,031
Fair market value of plan assets	10,201	11,208

	December 31,
(in thousands)	2014	2013
Plans with the projected benefit obligation in excess of the fair market value of plan assets
Projected benefit obligation	$33,935	$31,827
Fair market value of plan assets	10,201	11,208

Notes to Consolidated Financial Statements

Assumptions—The information in the table below provides the weighted-average assumptions used to calculate the results of our foreign defined benefit plans.

	Pension Benefits			Postretirement Benefits
	2014	2013	2012	2014	2013	2012
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31,
Discount rate	4.01%	4.03%	4.65%	4.50%	4.00%	4.25%
Expected long-term rate of return on plan assets	5.66%	5.56%	5.46%
Rate of projected compensation increase	4.25%	4.26%	4.24%
Weighted-average assumptions used to determine benefit obligations at December 31,
Discount rate	3.11%	4.01%	4.03%		4.50%	4.00%
Rate of projected compensation increase	4.27%	4.25%	4.26%
The actuarial assumptions used by the various foreign locations are based upon the circumstances of each particular country and pension plan. The factors impacting the determination of the long-term rate of return for a particular foreign pension plan include the market conditions within a particular country, as well as the investment strategy and asset allocation of the specific plan. Since the Canadian postretirement benefit plan was terminated in 2014 and there is no benefit obligation at December 31, 2014, there is no discount rate shown for the weighted-average assumptions used to determine benefit obligations at December 31, 2014.
Assumed health care cost trend rates are shown in the table below for 2013 only since the Canadian postretirement benefit plan was terminated in 2014.

December 31, 2013
Health care cost trend rate assumed for next year	5.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%
Year that the rate reached the ultimate trend rate	2012
Plan Assets—Pension plan assets vary by foreign location and plan. Assets are held and distributed by trusts and, depending upon the foreign location and plan, consist primarily of equity securities, corporate and government debt securities, cash, and insurance contracts. The combined weighted-average target allocation of our foreign pension plans is 52% in equities, 36% in debt securities, 7% in insurance contracts, and 5% in a pooled investment property fund.
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

	December 31, 2014				December 31, 2013
		Fair Value Measurements Using				Fair Value Measurements Using
(in thousands)	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Equity securities:
U.S. companies	$9,158	$9,158	$0	$0	$9,068	$9,068	$0	$0
International companies	58,036	58,036	0	0	58,571	58,571	0	0
Debt securities—corporate	23,779	23,779	0	0	40,525	40,525	0	0
Debt securities—government	29,956	29,956	0	0	4,498	4,498	0	0
Mutual funds	126	126	0	0	95	95	0	0
Cash and cash equivalents	1,461	1,461	0	0	445	445	0	0
Pooled investment funds:
Equity securities—U.S. companies	333	0	333	0	1,243	0	1,243	0
Equity securities—international companies	3,722	0	3,722	0	11,692	0	11,692	0
Debt securities—corporate	265	0	265	0	932	0	932	0
Debt securities—government	276	0	276	0	1,057	0	1,057	0
Cash and cash equivalents	290	0	290	0	619	0	619	0
Property	5,509	0	5,509	0	4,925	0	4,925	0
Insurance contract	10,075	0	10,075	0	11,113	0	11,113	0
	$142,986	$122,516	$20,470	$0	$144,783	$113,202	$31,581	$0
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

Notes to Consolidated Financial Statements

Cash Flows—For foreign pension plans, NewMarket expects to contribute $6 million to the plans in 2015. The expected benefit payments for the next ten years for our foreign pension plans are shown in the table below.

(in thousands)	Expected Pension Benefit Payments
2015	$3,221
2016	4,645
2017	3,806
2018	4,777
2019	4,483
2020 through 2024	26,928

19.	Other (Expense) Income, Net
Other (expense) income, net was expense of $7 million in 2014, income of $7 million in 2013, and expense of $3 million in 2012, primarily representing a loss in 2014 and 2012 and a gain in 2013 on the Goldman Sachs interest rate swap derivative instrument recorded at fair value. See Note 15 for additional information on the interest rate swap. In 2012, the loss was partially offset by a gain related to the sale of common stock that was received in 2011 as part of a legal settlement.

Notes to Consolidated Financial Statements

20.    Income Tax Expense
Our income from continuing operations before income tax expense, as well as our provision for income taxes from continuing operations is shown in the table below.

	Years Ended December 31,
(in thousands)	2014	2013	2012
Income from continuing operations before income tax expense
Domestic	$226,777	$236,114	$227,172
Foreign	112,322	105,197	110,396
	$339,099	$341,311	$337,568

Income tax expense from continuing operations
Current income taxes
Federal	$61,866	$62,547	$69,152
State	13,763	8,782	8,301
Foreign	22,007	22,016	26,300
	97,636	93,345	103,753
Deferred income taxes
Federal	5,199	3,374	(3,339)
State	774	771	(428)
Foreign	2,235	1,474	310
	8,208	5,619	(3,457)
Total income tax expense from continuing operations	$105,844	$98,964	$100,296

The reconciliation of the U.S. federal statutory rate to the effective income tax rate follows:

	% of Income from Continuing Operations Before Income Tax Expense
	2014	2013	2012
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal tax	2.8	1.8	1.5
Foreign operations	(4.3)	(3.6)	(2.4)
Employee savings plan	(0.3)	(0.2)	(1.9)
Research tax credit	(1.0)	(2.1)	0.0
Domestic manufacturing tax benefit	(2.0)	(2.5)	(2.1)
Other items and adjustments	1.0	0.6	(0.4)
Effective income tax rate	31.2%	29.0%	29.7%
The 2013 effective rate included the effect of the R&D tax credit for 2013 as well as all of 2012, as the legislation to extend such tax credits was retroactively signed into law in January 2013. Certain foreign operations have a U.S. tax impact due to our election to include their earnings in our federal income tax return.

Notes to Consolidated Financial Statements

Our deferred income tax assets and liabilities follow.

	December 31,
(in thousands)	2014	2013
Deferred income tax assets
Future employee benefits	$47,054	$20,618
Environmental and future shutdown reserves	6,433	6,412
Loss on derivatives	9,098	8,251
Trademark expenses	5,663	5,404
Foreign currency translation adjustments	4,676	4,883
Other	5,210	5,672
	78,134	51,240
Deferred income tax liabilities
Depreciation and amortization	23,515	19,135
Undistributed earnings of foreign subsidiaries	1,335	1,875
Other	4,547	5,485
	29,397	26,495
Net deferred income tax assets	$48,737	$24,745
Reconciliation to financial statements
Deferred income tax assets—current	$7,837	$8,267
Deferred income tax assets—noncurrent	48,499	22,961
Deferred income tax liabilities—noncurrent	7,599	6,483
Net deferred income tax assets	$48,737	$24,745
Deferred income tax liabilities - noncurrent is included in other noncurrent liabilities on our Consolidated Balance Sheets. Our deferred taxes are in a net asset position at December 31, 2014. Based on current forecast operating plans and historical profitability, we believe that we will recover nearly the full benefit of our deferred tax assets. We have recorded an immaterial valuation allowance at certain foreign subsidiaries.
The balance of unrecognized tax benefits totaled approximately $1 million at December 31, 2014, $3 million at December 31, 2013, and $2 million at December 31, 2012. The primary reason for the decrease in unrecognized tax benefits during 2014 was the conclusion of the Internal Revenue Service examination of the 2011 and 2012 tax years. The additions and decreases in 2012 and 2013 were not material. The full amount at December 31, 2014, if recognized, would affect our effective tax rate.
We recognize accrued interest and penalties associated with uncertain tax positions as part of income tax expense on our Consolidated Statements of Income. We expect the amount of unrecognized tax benefits to change in the next twelve months; however, we do not expect the change to have a material impact on our financial statements.
Our U.S. subsidiaries file a U.S. federal consolidated income tax return. We are currently under examination by various U.S. state and foreign jurisdictions and remain subject to examination until the statute of limitations expires for the respective tax jurisdiction. We have concluded all U.S. federal tax matters through 2012. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from three to five years. Years still open to examination by foreign tax authorities in major jurisdictions include: the United Kingdom (2010 and forward); Singapore (2010 and forward); Belgium (2012 and forward); and Brazil (2010 and forward).

Notes to Consolidated Financial Statements

21.	Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
The balances of, and changes in, the components of accumulated other comprehensive loss, net of tax, consist of the following:

(in thousands)	Pension Plans and Other Postretirement Benefits	Derivative Instruments	Foreign Currency Translation Adjustments	Marketable Securities	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2011	$(76,416)	$(4,736)	$(17,944)	$364	$(98,732)
Other comprehensive income (loss) before reclassifications	(24,291)	(330)	7,567	676	(16,378)
Amounts reclassified from accumulated other comprehensive loss	4,568	893	0	(1,040)	4,421
Other comprehensive income (loss)	(19,723)	563	7,567	(364)	(11,957)
Balance at December 31, 2012	(96,139)	(4,173)	(10,377)	0	(110,689)
Other comprehensive income (loss) before reclassifications	45,327	0	(5,216)	0	40,111
Amounts reclassified from accumulated other comprehensive loss	6,319	4,173	0	0	10,492
Other comprehensive income (loss)	51,646	4,173	(5,216)	0	50,603
Balance at December 31, 2013	(44,493)	0	(15,593)	0	(60,086)
Other comprehensive income (loss) before reclassifications	(54,473)	0	(28,448)	0	(82,921)
Amounts reclassified from accumulated other comprehensive loss	3,847	0	0	0	3,847
Other comprehensive income (loss)	(50,626)	0	(28,448)	0	(79,074)
Balance at December 31, 2014	$(95,119)	$0	$(44,041)	$0	$(139,160)

Notes to Consolidated Financial Statements

The following table illustrates the amounts, net of tax, reclassified out of each component of accumulated other comprehensive loss and their location within the respective line items on the Consolidated Statements of Income.

(in thousands)	Amount Reclassified from Accumulated Other Comprehensive Loss
Accumulated Other Comprehensive Loss Component	Years Ended December 31,			Affected Line Item on the Consolidated Statements of Income
	2014	2013	2012
Pension plans and other postretirement benefits:
Amortization of prior service (credit) cost	$(11)	$97	$27	(a)
Amortization of actuarial net loss	2,728	5,404	4,066	(a)
Settlements and curtailments	1,126	785	436	(a)
Amortization of transition obligation	4	33	39	(a)
Total pension plans and other postretirement benefits	3,847	6,319	4,568
Derivative instruments:
Amortization of mortgage loan interest rate swap	0	1,666	841	Income from operations of discontinued business, net of tax (b)
Amortization of construction loan interest rate swap	0	2,507	52	Discontinued operations (b)
Total derivative instruments	0	4,173	893
Marketable securities	0	0	(1,040)	Other (expense) income, net
Total reclassifications for the period	$3,847	$10,492	$4,421

(a) These components of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (income). See Note 18 for further information.
(b) Amounts relate to the Foundry Park I mortgage loan interest rate swap and the construction loan interest rate swap. Amounts are presented net of income tax expense of $1.1 million for the mortgage loan interest rate swap and $1.6 million for the construction loan interest rate swap for 2013 and $500 thousand for the mortgage loan interest rate swap and $30 thousand for the construction loan interest rate swap for 2012. Due to the sale of the real estate assets of Foundry Park I in July 2013, the amounts recorded in accumulated other comprehensive loss for both interest rate swaps were completely recognized in the Consolidated Statements of Income in 2013.
In 2013, $2.5 million of the amount reported in the table above for the amortization of construction loan interest rate swap was a component of gain on sale of discontinued business, net of tax. The remaining amounts related to derivative instruments for all periods were components of income from operations of discontinued business, net of tax.

22.	Segment and Geographic Area Information
Segment Information—The tables below show our consolidated segment results. The “All other” category includes the operations of the TEL business, as well as certain contract manufacturing performed by Ethyl.

Notes to Consolidated Financial Statements

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

	Years Ended December 31,
(in thousands)	2014	2013	2012
Consolidated revenue
Petroleum additives
Lubricant additives	$1,901,279	$1,829,681	$1,750,107
Fuel additives	423,803	441,578	450,673
Total	2,325,082	2,271,259	2,200,780
All other	10,323	9,096	11,098
Consolidated revenue (a)	$2,335,405	$2,280,355	$2,211,878
Segment operating profit
Petroleum additives	$385,084	$375,291	$371,964
All other	1,279	(1,150)	6,272
Segment operating profit	386,363	374,141	378,236
Corporate, general, and administrative expenses	(23,397)	(22,508)	(20,192)
Interest and financing expenses, net	(16,567)	(17,796)	(8,435)
(Loss) gain on interest rate swap agreement (b)	(7,125)	6,690	(5,346)
Loss on early extinguishment of debt (c)	0	0	(9,092)
Other (expense) income, net	(175)	784	2,397
Income from continuing operations before income tax expense	$339,099	$341,311	$337,568

(a)
Net sales to one customer of our petroleum additives segment exceeded 10% of consolidated revenue in 2014, 2013, and 2012. Sales to Shell amounted to $261 million (11% of consolidated revenue) in 2014, $253 million (11% of consolidated revenue) in 2013, and $252 million (11% of consolidated revenue) in 2012. These sales represent a wide range of products sold to multiple Shell affiliates around the world.

(b)
The (loss) gain on interest rate swap agreement represents the change, since the beginning of the reporting period, in the fair value of an interest rate swap which we entered into on June 25, 2009. We are not using hedge accounting to record the interest rate swap, and accordingly, any change in the fair value is immediately recognized in earnings.

(c)
In March 2012, we entered into an unsecured revolving credit facility. During 2012, we used a portion of this revolving credit facility to fund the early redemption of all of our then outstanding 7.125% senior notes, as well as to repay the outstanding principal amount on the mortgage loan. As a result, we recognized a loss on early extinguishment of debt of $10 million during 2012 from accelerated amortization of financing fees associated with the prior revolving credit facility, the 7.125% senior notes, and the mortgage loan, as well as costs associated with redeeming the 7.125% senior notes prior to maturity. Of the loss on early extinguishment of debt, $1 million is included as a component of income from operations of discontinued business, net of tax.

Notes to Consolidated Financial Statements

The following table shows asset information by segment and the reconciliation to consolidated assets. Segment assets consist of accounts receivable, inventory, and long-lived assets. Long-lived assets included in the petroleum additives segment amounts in the table below include property, plant, and equipment, net of depreciation, as well as intangibles (net of amortization) and goodwill. The additions to long-lived assets include only property, plant, and equipment, net of depreciation for each year presented.

	December 31,
(in thousands)	2014	2013	2012
Segment assets
Petroleum additives	$931,133	$889,944	$873,277
All other	17,422	12,170	14,018
	948,555	902,114	887,295
Cash and cash equivalents	103,003	238,703	89,129
Other accounts receivable	4,492	1,960	11,806
Deferred income taxes	56,336	31,228	63,575
Prepaid expenses and other current assets	35,128	32,979	18,173
Non-segment property, plant, and equipment, net	29,570	28,242	122,350
Prepaid pension cost	16,082	55,087	12,710
Deferred charges and other assets	38,759	36,961	59,210
Total assets	$1,231,925	$1,327,274	$1,264,248
Additions to long-lived assets
Petroleum additives	$57,065	$54,187	$36,873
All other	0	7	0
Corporate	2,651	4,282	1,880
Total additions to long-lived assets	$59,716	$58,476	$38,753
Depreciation and amortization
Petroleum additives	$38,844	$38,750	$36,197
All other (a)	27	4,683	4,959
Corporate	2,667	2,711	2,233
Total depreciation and amortization	$41,538	$46,144	$43,389

(a)
The amounts for 2013 and 2012 include depreciation and amortization expense of Foundry Park I, which was $5 million for each of 2013 and 2012. These amounts are included in income from operations of discontinued business, net of tax in the Consolidated Statements of Income.

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

	December 31,
(in thousands)	2014	2013	2012
Consolidated revenue
United States	$810,766	$806,462	$799,754
Europe, Middle East, Africa, India	783,988	759,918	692,132
Asia Pacific	471,508	462,080	440,589
Other foreign	269,143	251,895	279,403
Consolidated revenue	$2,335,405	$2,280,355	$2,211,878
Total assets
United States	$575,962	$637,386	$653,069
Foreign	655,963	689,888	611,179
Total assets	$1,231,925	$1,327,274	$1,264,248
Long-lived assets
United States	$173,903	$165,944	$255,150
Foreign	133,956	119,092	103,221
Total long-lived assets	$307,859	$285,036	$358,371

Notes to Consolidated Financial Statements

23.	Selected Quarterly Consolidated Financial Data (unaudited)

(in thousands, except per-share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014
Net sales	$576,422	$620,438	$589,667	$548,878
Gross profit	161,930	180,746	165,219	157,528
Net income	57,523	66,764	56,913	52,055
Earnings per share - basic and diluted	4.43	5.24	4.53	4.17
2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$559,750	$583,779	$580,455	$556,371
Gross profit	168,407	169,428	163,823	151,638

Income from continuing operations	$66,941	$64,384	$57,021	$54,001
Discontinued operations	894	(374)	21,875	0
Net income	$67,835	$64,010	$78,896	$54,001
Earnings per share - basic and diluted:
Income from continuing operations	$5.00	$4.84	$4.29	$4.08
Income from discontinued operations	0.07	(0.03)	1.65	0.00
Net income	$5.07	$4.81	$5.94	$4.08

24.	Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09). ASU 2014-09 replaces the previous guidance and clarifies the principles for revenue recognition. It requires a five-step process for revenue recognition that represents the transfer of goods or services to customers in an amount that reflects the consideration expected to be received by a company. ASU 2014-09 also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers. ASU 2014-09 is effective for our reporting period beginning January 1, 2017, and early adoption is prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the impact that the adoption of ASU 2014-09 will have on our consolidated financial statements.
In August 2014, FASB issued Accounting Standards Update No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40)" (ASU 2014-15). ASU 2014-15 requires management to evaluate, for each annual and interim period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. When management identifies conditions or events that raise substantial doubt about an entity's ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. Certain footnote disclosures are required, the nature of which depends on if substantial doubt is alleviated as a result of consideration of management's plans. ASU 2014-15 is effective for our year ending December 31, 2016 and all reporting periods thereafter. We do not expect ASU 2014-15 to have a significant impact on our financial statements.

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
Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the Exchange Act), we carried out an evaluation, with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures are effective.
There has been no change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in “Internal Control—Integrated Framework (2013),” our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2014. The effectiveness of our internal control over financial reporting as of December 31, 2014, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our definitive Proxy Statement for our 2015 annual meeting of shareholders (Proxy Statement) under the headings entitled “Election of Directors,” “Committees of Our Board,” “Certain Relationships and Related Transactions,” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is included in Part I of this Form 10-K under the heading entitled “Executive Officers of the Registrant.”
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
The following table presents information as of December 31, 2014 with respect to equity compensation plans under which shares of our common stock are authorized for issuance.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by shareholders:
2014 Incentive Compensation and Stock Plan	0	$0	988,274
Equity compensation plans not approved by shareholders (b):	0	0	0
Total	0	$0	988,274

(a)	There are no outstanding options, rights, or warrants.

(b)	We do not have any equity compensation plans that have not been approved by shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income for each of the three years in the periods ended December 31, 2014, 2013, and 2012

Consolidated Statements of Comprehensive Income for each of the three years in the periods ended December 31, 2014, 2013, and 2012

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Shareholders' Equity for each of the three years in the periods ended December 31, 2014, 2013, and 2012

Consolidated Statements of Cash Flows for each of the three years in the periods ended December 31, 2014, 2013, and 2012

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

4.3
Registration Rights Agreement, dated as of December 20, 2012, among NewMarket Corporation, the guarantors listed on the signature pages thereto and J.P. Morgan Securities LLC and the other several initial purchasers of the Notes (incorporated by reference to Exhibit 4.3 to Form 8-K (File No. 1-32190) filed December 21, 2012)

10.1
Credit Agreement dated as of October 28, 2014, by and among the Company and the Foreign Subsidiary Borrowers party thereto; the Lenders party thereto; JPMorgan Chase Bank, N.A. as Administrative Agent; Bank of America, N.A. and PNC Bank, National Association as Co-Syndication Agents; and Citizens Bank of Pennsylvania and U.S. Bank National Association as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32190) filed November 3, 2014)

10.2
International Swap Dealers Association, Inc. Master Agreement dated June 25, 2009, between NewMarket Corporation and Goldman Sachs Bank USA (ISDA Master Agreement) (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32190) filed June 30, 2009)

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

	10.5	2014 Incentive Compensation and Stock Plan (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32190) filed April 24, 2014)*

	10.6	Excess Benefit Plan (incorporated by reference to Exhibit 10.4 to Ethyl Corporation’s Form 10-K (File No. 1-5112) filed February 25, 1993)*

10.7
Trust Agreement between Ethyl Corporation and Merrill Lynch Trust Company of America (incorporated by reference to Exhibit 4.5 to Ethyl Corporation’s Registration Statement on Form S-8 (Registration No. 333-60889) filed August 7, 1998)

10.8	NewMarket Corporation and Affiliates Bonus Plan (incorporated by reference to Exhibit 10.9 to Ethyl Corporation’s Form 10-K (File No. 1-5112) filed March 14, 2003)*

10.9
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

10.13	Summary of Compensation of Named Executive Officers*

10.14	Summary of Directors’ Compensation*

10.15	Consulting Agreement, dated March 28, 2013, between NewMarket Corporation and C.S. Warren Huang (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32190) filed April 9, 2013)*

10.16	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32190) filed August 21, 2012)*

10.17	Stock Unit Award Agreement with David A. Fiorenza (incorporated by reference to Exhibit 99.1 to Form 8-K (File No. 1-32190) filed October 27, 2014)*

10.18	Restricted Stock Award Agreement with Robert A. Shama (incorporated by reference to Exhibit 99.2 to Form 8-K (File No. 1-32190) filed October 27, 2014)*

10.19
Purchase and Sale Agreement, dated June 21, 2013, by and between Foundry Park I, LLC, a Virginia limited liability company, and Select Income REIT, a Maryland real estate investment trust (incorporated by reference to Exhibit 10.2 to Form 10-Q (File No. 1-32190) filed July 31, 2013)

10.20	2004 Incentive Compensation and Stock Plan (incorporated by reference to Exhibit 10.4 to Form 10-K (File No. 1-32190) filed March 14, 2005)*

12	Computation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Thomas E. Gottwald

31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Brian D. Paliotti

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Thomas E. Gottwald

32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Brian D. Paliotti

101	XBRL Instance Document and Related Items

*	Indicates management contracts, compensatory plans or arrangements of the company required to be filed as an exhibit

(B)	Exhibits—The response to this portion of Item 15 is submitted as a separate section of this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWMARKET CORPORATION

By:	/s/ Thomas E. Gottwald
(Thomas E. Gottwald, Chairman of the Board, President, and Chief Executive Officer)
Date: February 17, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 17, 2015.

SIGNATURE	TITLE

/S/ THOMAS E. GOTTWALD	Chairman of the Board, President, Chief Executive Officer, and Director (Principal Executive Officer)
(Thomas E. Gottwald)

/S/ BRIAN D. PALIOTTI	Vice President and Chief Financial Officer (Principal Financial Officer)
(Brian D. Paliotti)

/S/ WILLIAM J. SKROBACZ	Controller (Principal Accounting Officer)
(William J. Skrobacz)

/S/ PHYLLIS L. COTHRAN	Director
(Phyllis L. Cothran)

/S/ MARK M. GAMBILL	Director
(Mark M. Gambill)

/S/ BRUCE C. GOTTWALD	Director
(Bruce C. Gottwald)

/S/ P. D. HANLEY	Director
(Patrick D. Hanley)

/S/ J. E. ROGERS	Director
(James E. Rogers)

EXHIBIT INDEX

Exhibit 10.13	Summary of Compensation of Named Executive Officers

Exhibit 10.14	Summary of Directors’ Compensation

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges

Exhibit 21	Subsidiaries of the Registrant

Exhibit 23	Consent of Independent Registered Public Accounting Firm

Exhibit 31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Thomas E. Gottwald

Exhibit 31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Brian D. Paliotti

Exhibit 32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Thomas E. Gottwald

Exhibit 32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Brian D. Paliotti

Exhibit 101	XBRL Instance Document and Related Items