Form 10-Q
period 2015-03-31
NEWMARKET CORP
filed 2015-04-29
CIK 1282637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Yes  ☐ No  ☒
Number of shares of common stock, without par value, outstanding as of March 31, 2015: 12,443,241

NEWMARKET CORPORATION

INDEX

PART I.     FINANCIAL INFORMATION
ITEM 1.     Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(in thousands, except per-share amounts)	Three Months Ended March 31,
	2015	2014
Net sales	$559,566	$576,422
Cost of goods sold	378,294	414,492
Gross profit	181,272	161,930
Selling, general, and administrative expenses	41,809	39,548
Research, development, and testing expenses	39,685	32,207
Operating profit	99,778	90,175
Interest and financing expenses, net	3,816	4,164
Other income (expense), net	(2,325)	(2,216)
Income before income tax expense	93,637	83,795
Income tax expense	29,690	26,272
Net income	$63,947	$57,523
Earnings per share - basic and diluted	$5.14	$4.43
Cash dividends declared per share	$1.40	$1.10

See accompanying Notes to Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(in thousands)	Three Months Ended March 31,
	2015	2014
Net income	$63,947	$57,523
Other comprehensive income (loss):
Pension plans and other postretirement benefits:
Amortization of prior service cost (credit) included in net periodic benefit cost, net of income tax expense (benefit) of $4 in 2015 and $4 in 2014	(3)	(3)
Amortization of actuarial net loss (gain) included in net periodic benefit cost, net of income tax expense (benefit) of $768 in 2015 and $384 in 2014	1,360	707
Amortization of transition obligation (asset) included in net periodic benefit cost, net of income tax expense (benefit) of $1 in 2014	0	2
Total pension plans and other postretirement benefits	1,357	706
Foreign currency translation adjustments, net of income tax expense (benefit) of ($1,098) in 2015 and $985 in 2014	(25,664)	1,025
Other comprehensive income (loss)	(24,307)	1,731
Comprehensive income	$39,640	$59,254

See accompanying Notes to Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share amounts)	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$119,243	$103,003
Trade and other accounts receivable, less allowance for doubtful accounts	303,334	302,803
Inventories:
Finished goods and work-in-process	291,866	292,214
Raw materials	44,056	46,673
Stores, supplies, and other	9,492	9,533
	345,414	348,420
Deferred income taxes	5,487	7,837
Prepaid expenses and other current assets	37,873	35,128
Total current assets	811,351	797,191
Property, plant, and equipment, at cost	1,025,540	1,016,868
Less accumulated depreciation and amortization	706,970	709,009
Net property, plant, and equipment	318,570	307,859
Prepaid pension cost	16,693	16,082
Deferred income taxes	50,544	48,499
Intangibles (net of amortization) and goodwill	15,260	16,859
Deferred charges and other assets	45,252	45,435
Total assets	$1,257,670	$1,231,925
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$136,325	$137,688
Accrued expenses	78,661	86,539
Dividends payable	15,738	15,721
Income taxes payable	21,237	6,462
Other current liabilities	5,173	13,264
Total current liabilities	257,134	259,674
Long-term debt	373,541	363,526
Other noncurrent liabilities	184,105	187,684
Total liabilities	814,780	810,884
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock and paid-in capital (without par value; authorized shares - 80,000,000; issued and outstanding shares - 12,443,241 at March 31, 2015 and 12,446,365 at December 31, 2014)	426	0
Accumulated other comprehensive loss	(163,467)	(139,160)
Retained earnings	605,931	560,201
Total shareholders' equity	442,890	421,041
Total liabilities and shareholders’ equity	$1,257,670	$1,231,925

See accompanying Notes to Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in thousands, except share and per-share amounts)	Common Stock and Paid-in Capital		Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2013	13,099,356	$0	$(60,086)	$632,534	$572,448
Net income				57,523	57,523
Other comprehensive income (loss)			1,731		1,731
Cash dividends ($1.10 per share)				(14,200)	(14,200)
Repurchases of common stock	(232,200)	(472)		(81,019)	(81,491)
Stock-based compensation	(121)	472		2	474
Balance at March 31, 2014	12,867,035	$0	$(58,355)	$594,840	$536,485

Balance at December 31, 2014	12,446,365	$0	$(139,160)	$560,201	$421,041
Net income				63,947	63,947
Other comprehensive income (loss)			(24,307)		(24,307)
Cash dividends ($1.40 per share)				(17,421)	(17,421)
Repurchases of common stock	(2,629)	(232)		(810)	(1,042)
Stock-based compensation	(495)	658		14	672
Balance at March 31, 2015	12,443,241	$426	$(163,467)	$605,931	$442,890

See accompanying Notes to Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands)	Three Months Ended March 31,
	2015	2014
Cash and cash equivalents at beginning of year	$103,003	$238,703
Cash flows from operating activities:
Net income	63,947	57,523
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	10,186	10,258
Noncash pension and postretirement expense	5,837	3,654
Deferred income tax expense	818	1,996
Unrealized gain on derivative instruments, net	(95)	(310)
Working capital changes	(13,806)	(66,764)
Cash pension and postretirement contributions	(6,730)	(5,202)
Other, net	(3,605)	3,226
Cash provided from (used in) operating activities	56,552	4,381
Cash flows from investing activities:
Capital expenditures	(20,424)	(9,251)
Deposits for interest rate swap	(7,118)	(1,325)
Return of deposits for interest rate swap	6,750	1,580
Other, net	(2,503)	(2,543)
Cash provided from (used in) investing activities	(23,295)	(11,539)
Cash flows from financing activities:
Net borrowings under revolving credit facility	10,000	6,000
Dividends paid	(17,421)	(14,200)
Repurchases of common stock	(1,042)	(77,061)
Other, net	(3,022)	(161)
Cash provided from (used in) financing activities	(11,485)	(85,422)
Effect of foreign exchange on cash and cash equivalents	(5,532)	534
Increase (decrease) in cash and cash equivalents	16,240	(92,046)
Cash and cash equivalents at end of period	$119,243	$146,657

Supplemental disclosure of non-cash transactions:
Additions to property, plant, and equipment included in current liabilities	$5,433	$0

See accompanying Notes to Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Financial Statement Presentation
In the opinion of management, the accompanying consolidated financial statements of NewMarket Corporation and its subsidiaries contain all necessary adjustments for the fair statement of, in all material respects, our consolidated financial position as of March 31, 2015 and December 31, 2014, and our consolidated results of operations, comprehensive income, changes in shareholders' equity, and cash flows for the three months ended March 31, 2015 and March 31, 2014. All adjustments are of a normal, recurring nature, unless otherwise disclosed. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the NewMarket Corporation Annual Report on Form 10-K for the year ended December 31, 2014 (2014 Annual Report), as filed with the Securities and Exchange Commission. The results of operations for the three month period ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015. The December 31, 2014 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
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

Consolidated Revenue by Segment

	Three Months Ended March 31,
(in thousands)	2015	2014
Petroleum additives
Lubricant additives	$453,722	$473,349
Fuel additives	101,043	100,696
Total	554,765	574,045
All other	4,801	2,377
Consolidated revenue	$559,566	$576,422

Segment Operating Profit

	Three Months Ended March 31,
(in thousands)	2015	2014
Petroleum additives	$105,025	$96,179
All other	2,099	535
Segment operating profit	107,124	96,714
Corporate, general, and administrative expenses	(7,015)	(6,553)
Interest and financing expenses, net	(3,816)	(4,164)
Loss on interest rate swap agreement (a)	(2,408)	(2,233)
Other (expense) income, net	(248)	31
Income before income tax expense	$93,637	$83,795

(a)
The loss on interest rate swap agreement represents the change, since the beginning of the reporting period, in the fair value of an interest rate swap which we entered into on June 25, 2009. We are not using hedge accounting to record the interest rate swap, and accordingly, any change in the fair value is immediately recognized in earnings.

3.    Pension Plans and Other Postretirement Benefits
The table below shows cash contributions made during the three months ended March 31, 2015, as well as the remaining cash contributions we expect to make during the year ending December 31, 2015, for our domestic and foreign pension plans and domestic postretirement benefit plans.

(in thousands)	Actual Cash Contributions for Three Months Ended March 31, 2015	Expected Remaining Cash Contributions for Year Ending December 31, 2015
Domestic plans
Pension benefits	$4,830	$14,490
Postretirement benefits	340	1,019
Foreign plans
Pension benefits	1,560	4,234

The tables below present information on net periodic benefit cost (income) for our pension and postretirement benefit plans.

	Domestic
	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,
(in thousands)	2015	2014	2015	2014
Service cost	$3,240	$2,387	$711	$405
Interest cost	2,983	2,738	757	692
Expected return on plan assets	(5,092)	(4,330)	(322)	(328)
Amortization of prior service cost	25	25	0	2
Amortization of actuarial net loss (gain)	1,735	977	0	(177)
Net periodic benefit cost (income)	$2,891	$1,797	$1,146	$594

	Foreign
	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,
(in thousands)	2015	2014	2015	2014
Service cost	$1,945	$1,495	$0	$2
Interest cost	1,269	1,555	0	24
Expected return on plan assets	(1,788)	(2,079)	0	0
Amortization of prior service credit	(24)	(26)	0	0
Amortization of transition obligation	0	0	0	3
Amortization of actuarial net loss	398	284	0	5
Net periodic benefit cost (income)	$1,800	$1,229	$0	$34

4.    Earnings Per Share
We had 30,026 shares of nonvested restricted stock at March 31, 2015 and 20,100 shares of nonvested restricted stock at March 31, 2014 that were excluded from the calculation of diluted earnings per share, as their effect on earnings per share would be anti-dilutive.
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

	Three Months Ended March 31,
(in thousands, except per-share amounts)	2015	2014
Earnings per share numerator:
Net income attributable to common shareholders before allocation of earnings to participating securities	$63,947	$57,523
Earnings allocated to participating securities	142	90
Net income attributable to common shareholders after allocation of earnings to participating securities	$63,805	$57,433
Earnings per share denominator:
Weighted-average number of shares of common stock outstanding - basic and diluted	12,413	12,953
Earnings per share - basic and diluted	$5.14	$4.43

5.    Intangibles (Net of Amortization) and Goodwill

The net carrying amount of intangibles and goodwill was $15 million at March 31, 2015 and $17 million at December 31, 2014. The gross carrying amount and accumulated amortization of each type of intangible asset and goodwill are presented in the table below.

	March 31, 2015		December 31, 2014
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Formulas and technology	$88,754	$83,252	$88,824	$82,050
Contracts	4,476	3,768	4,476	3,655
Customer bases	6,983	3,409	6,994	3,336
Trademarks and trade names	1,562	808	1,571	769
Goodwill	4,722		4,804
	$106,497	$91,237	$106,669	$89,810

All of the intangibles relate to the petroleum additives segment. The change in the gross carrying amount between 2014 and 2015 is due to foreign currency fluctuations. There is no accumulated goodwill impairment.
Amortization expense was (in thousands):

Three months ended March 31, 2015	$1,427
Three months ended March 31, 2014	1,575

Estimated amortization expense for the remainder of 2015, as well as annual amortization expense related to our intangible assets for the next five years, is expected to be (in thousands):

2015	$4,270
2016	1,891
2017	730
2018	700
2019	678
2020	319

We amortize contracts over 10 years; customer bases over 20 years; formulas and technology over 10 to 20 years; and trademarks and trade names over 10 years.

6.    Long-term Debt

(in thousands)	March 31, 2015	December 31, 2014
Senior notes - 4.10% due 2022	$349,541	$349,526
Revolving credit facility	24,000	14,000
	$373,541	$363,526

The outstanding senior notes have an aggregate principal amount of $350 million and are registered under the Securities Act of 1933.

The following table provides information related to the unused portion of our revolving credit facility:

(in thousands)	March 31, 2015	December 31, 2014
Maximum borrowing capacity under the revolving credit facility	$650,000	$650,000
Outstanding borrowings under the revolving credit facility	24,000	14,000
Outstanding letters of credit	2,706	3,271
Unused portion of revolving credit facility	$623,294	$632,729

The average interest rate for borrowings under our revolving credit facility was 2.4% during the first three months of 2015 and 2.9% during 2014.
We were in compliance with all covenants under our debt agreements at March 31, 2015 and at December 31, 2014.

7.    Commitments and Contingencies
Information on certain commitments and contingencies follows.
Litigation
We are involved in legal proceedings that are incidental to our business and include administrative or judicial actions seeking remediation under environmental laws, such as the federal Comprehensive Environmental Response, Compensation and Liability Act, commonly known as CERCLA or Superfund. Some of these legal proceedings relate to environmental matters and involve governmental authorities. For further information, see “Environmental” below.
While it is not possible to predict or determine with certainty the outcome of any legal proceeding, we believe the outcome of any of these proceedings, or all of them combined, will not result in a material adverse effect on our consolidated results of operations, financial condition, or cash flows.
In 2013, Afton Chemical Corporation (Afton) initiated a voluntary self-audit of its compliance with certain sections of the Toxic Substances Control Act (TSCA) under the Environmental Protection Agency's (EPA) audit policy (Audit Policy). If any potential TSCA violations are discovered during the audit, we would voluntarily disclose them to the EPA under the Audit Policy. In August 2014, the EPA TSCA staff began its own TSCA inspection of both Afton and Ethyl. While it is not possible to predict or determine with certainty the outcome, we do not believe that any findings identified as a result of our audit or the EPA’s TSCA inspection will have a material adverse effect on our consolidated results of operations, financial condition, or cash flows.
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
Environmental
We are involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination, disposal of hazardous waste, and other environmental matters at several of our current or former facilities, or at third-party sites where we have been designated as a potentially responsible party (PRP). While we believe we are currently adequately accrued for known environmental issues, it is possible that unexpected future costs could have a significant impact on our financial position, results of operations, and cash flows. Our total accruals for environmental remediation, dismantling, and decontamination were approximately $18 million at both March 31, 2015 and December 31, 2014.
Our more significant environmental sites include a former TEL plant site in Louisiana (the Louisiana site) and a former Houston, Texas plant site (the Texas site). Together, the amounts accrued on a discounted basis related to these sites represent approximately $11 million of the total accrual above at both March 31, 2015 and December 31, 2014, using discount rates ranging from 3% to 9%. Of the total accrued for these two sites, the amount related to remediation of groundwater and soil was $5 million for the Louisiana site at both March 31, 2015 and December 31, 2014. The amount related to remediation of groundwater and soil for the Texas site was $5 million at March 31, 2015 and $6 million at December 31, 2014. The aggregate undiscounted amount for these sites was $15 million at both March 31, 2015 and December 31, 2014.

In 2000, the EPA named us as a PRP under Superfund law for the clean-up of soil and groundwater contamination at the five grouped disposal sites known as "Sauget Area 2 Sites" in Sauget, Illinois. Without admitting any fact, responsibility, fault, or liability in connection with this site, we are participating with other PRPs in site investigations and feasibility studies. In December 2013, the EPA issued its Record of Decision confirming its remedies for the selected Sauget Area 2 sites. We have accrued our estimated proportional share of the remedial costs and expenses addressed in the Record of Decision. We do not believe there is any additional information available as a basis for revision of the liability that we have established at March 31, 2015. The amount accrued for this site is not material.

8.    Derivatives and Hedging Activities
We are exposed to certain risks arising from both our business operations and economic conditions. We primarily manage our exposures to a wide variety of business and operational risks through management of our core business activities.
We manage certain economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of our debt funding, as well as through the use of derivative financial instruments. Specifically, we have entered, and may enter in the future, into interest rate swaps to manage our exposure to interest rate movements.
Our foreign operations expose us to fluctuations of foreign exchange rates. These fluctuations may impact our results of operations, financial position, and cash flows. To manage this exposure, we sometimes enter into foreign currency forward contracts to minimize currency exposure due to cash flows from foreign operations. There were no such contracts outstanding at March 31, 2015 or December 31, 2014.
Non-designated Hedges
On June 25, 2009, we entered into an interest rate swap with Goldman Sachs in the notional amount of $97 million and with a maturity date of January 19, 2022 (Goldman Sachs interest rate swap). NewMarket entered into the Goldman Sachs interest rate swap in connection with the termination of a loan application and related rate lock agreement between Foundry Park I and Principal Commercial Funding II, LLC (Principal). When the rate lock agreement was originally executed in 2007, Principal simultaneously entered into an interest rate swap with a third party to hedge Principal’s exposure to fluctuation in the ten-year United States Treasury Bond rate. Upon the termination of the rate lock agreement on June 25, 2009, Goldman Sachs both assumed Principal’s position with the third party and entered into an offsetting interest rate swap with NewMarket. Under the terms of this interest rate swap, NewMarket is making fixed rate payments at 5.3075% and Goldman Sachs makes variable rate payments based on three-month LIBOR. We have collateralized this exposure through cash deposits posted with Goldman Sachs amounting to $28 million at both March 31, 2015 and December 31, 2014.
We have made an accounting policy election to not offset derivative fair value amounts with the fair value amounts for the right to reclaim cash collateral under our master netting arrangement. We do not use hedge accounting for the Goldman Sachs interest rate swap, and therefore, immediately recognize any change in the fair value of this derivative financial instrument directly in earnings.

The table below presents the fair value of our derivative financial instruments, as well as their classification on the Consolidated Balance Sheets.

	Liability Derivatives
	March 31, 2015		December 31, 2014
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Not Designated as Hedging Instruments
Goldman Sachs interest rate swap	Accrued expenses and Other noncurrent liabilities	$23,294	Accrued expenses and Other noncurrent liabilities	$23,389

The following table presents the effect of our derivative financial instruments on the Consolidated Statements of Income.
Effect of Derivative Instruments on the Consolidated Statements of Income
Non-Designated Derivatives
(in thousands)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
		2015	2014
Goldman Sachs interest rate swap	Other income (expense), net	$(2,408)	$(2,233)

Credit-risk Related Contingent Features
The agreement we have with our current derivative counterparty contains a provision where we could be declared in default on our derivative obligation if repayment of indebtedness is accelerated by our lender(s) due to our default on the indebtedness.
As of March 31, 2015, the fair value of the derivative in a net liability position related to this agreement, which includes accrued interest but excludes any adjustment for nonperformance risk, was $23 million. We have minimum collateral posting thresholds with the counterparty and have posted cash collateral of $28 million as of March 31, 2015. If required, we could have settled our obligations under the agreement at the termination value of $23 million at March 31, 2015.

9.    Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
The balances of, and changes in, the components of accumulated other comprehensive loss, net of tax, consist of the following:

(in thousands)	Pension Plans and Other Postretirement Benefits	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2013	$(44,493)	$(15,593)	$(60,086)
Other comprehensive income (loss) before reclassifications	0	1,025	1,025
Amounts reclassified from accumulated other comprehensive loss (a)	706	0	706
Other comprehensive income (loss)	706	1,025	1,731
Balance at March 31, 2014	$(43,787)	$(14,568)	$(58,355)

Balance at December 31, 2014	$(95,119)	$(44,041)	$(139,160)
Other comprehensive income (loss) before reclassifications	0	(25,664)	(25,664)
Amounts reclassified from accumulated other comprehensive loss (a)	1,357	0	1,357
Other comprehensive income (loss)	1,357	(25,664)	(24,307)
Balance at March 31, 2015	$(93,762)	$(69,705)	$(163,467)

(a) These pension plans and other postretirement benefits components of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (income). See Note 3 in this Form 10-Q and Note 18 in our 2014 Annual Report for further information.

10.    Fair Value Measurements
The following table provides information on assets and liabilities measured at fair value on a recurring basis. No material events occurred during the three months ended March 31, 2015 requiring adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

	Carrying Amount in Consolidated Balance Sheets		Fair Value Measurements Using
		Fair Value	Level 1	Level 2	Level 3
(in thousands)	March 31, 2015
Cash and cash equivalents	$119,243	$119,243	$119,243	$0	$0
Cash deposit for collateralized interest rate swap	28,151	28,151	28,151	0	0
Interest rate swap liability	23,294	23,294	0	23,294	0

	December 31, 2014
Cash and cash equivalents	$103,003	$103,003	$103,003	$0	$0
Cash deposit for collateralized interest rate swap	27,783	27,783	27,783	0	0
Interest rate swap liability	23,389	23,389	0	23,389	0

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
Although we have determined that the majority of the inputs used to value our derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustment associated with the derivative utilizes Level 3 inputs. These Level 3 inputs include estimates of current credit spreads to evaluate the likelihood of default by both us and the counterparties to the derivative. As of March 31, 2015 and December 31, 2014, we have assessed the significance of the impact of the credit valuation adjustment on the overall valuation of our derivative and have determined that the credit valuation adjustment is not significant to the overall valuation of the derivative. Accordingly, we have determined that our derivative valuation should be classified in Level 2 of the fair value hierarchy.
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

	March 31, 2015		December 31, 2014
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$373,541	$417,582	$363,526	$388,581

11.    Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09). ASU 2014-09 replaces the previous guidance and clarifies the principles for revenue recognition. It requires a five-step process for revenue recognition that represents the transfer of goods or services to customers in an amount that reflects the consideration expected to be received by a company. ASU 2014-09 also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers. ASU 2014-09 is currently effective for our reporting period beginning January 1, 2017, and early adoption is prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. During April 2015, the FASB voted to propose a delay of one year in the effective date of ASU 2014-09. A final decision on the effective date is expected during the second quarter of 2015. We are currently assessing the impact that the adoption of ASU 2014-09 will have on our consolidated financial statements.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This report contains forward-looking statements about future events and expectations within the meaning of the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements on our current expectations and projections about future results. When we use words in this document such as “anticipates,” “intends,” “plans,” “believes,” “estimates,” “projects,” “expects,” “should,” “could,” “may,” “will,” and similar expressions, we do so to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements we make regarding future prospects of growth in the petroleum additives market, other trends in the petroleum additives market, our ability to maintain or increase our market share, and our future capital expenditure levels.
We believe our forward-looking statements are based on reasonable expectations and assumptions, within the bounds of what we know about our business and operations. However, we offer no assurance that actual results will not differ materially from our expectations due to uncertainties and factors that are difficult to predict and beyond our control.
Factors that could cause actual results to differ materially from expectations include, but are not limited to, availability of raw materials and distribution systems; disruptions at manufacturing facilities, including single-sourced facilities; ability to respond effectively to technological changes in our industry; failure to protect our intellectual property rights; failure to attract and retain a highly-qualified workforce; hazards common to chemical businesses; competition from other manufacturers; sudden or sharp raw materials price increases; gain or loss of significant customers; occurrence or threat of extraordinary events, including natural disasters and terrorist attacks; risks related to operating outside of the United States; the impact of fluctuations in foreign exchange rates; an information technology system failure; political, economic, and regulatory factors concerning our products; future governmental regulation; resolution of environmental liabilities or legal proceedings; inability to complete future acquisitions or successfully integrate future acquisitions into our business; and other factors detailed from time to time in the reports that NewMarket files with the Securities and Exchange Commission, including the risk factors in Item 1A. “Risk Factors” of our 2014 Annual Report on Form 10-K (2014 Annual Report), which is available to shareholders upon request.
You should keep in mind that any forward-looking statement made by us in this report speaks only as of the date on which we make it. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. We have no duty to, and do not intend to, update or revise the forward-looking statements in this discussion after the date hereof, except as may be required by law. In light of these risks and uncertainties, any forward-looking statement made in this report might not occur.

Overview
During the first three months of 2015, our business continued to perform well. Operating profits remained steady, and while revenue was down primarily due to foreign currency impacts, product shipments increased over the first three months of 2014. We continue to invest in organizational talent, technology development/processes, and global infrastructure, consisting of technical centers and production capacity, in support of our business. In addition, our cash flow generation was sufficient to fund operations, including increased working capital requirements. We continue to manage our business for the long-run with the goal of helping our customers succeed in their marketplaces.
Also, during the first three months of 2015, we repurchased 2,629 shares of our common stock at a total cost of $1.0 million.

Results of Operations
Revenue
Consolidated revenue for the first three months of 2015 totaled $559.6 million, representing a decrease of approximately 2.9% from the first three months of 2014 of $576.4 million. The following table shows revenue by segment and product line.

	Three Months Ended March 31,
(in millions)	2015	2014
Petroleum additives
Lubricant additives	$453.7	$473.3
Fuel additives	101.1	100.7
Total	554.8	574.0
All other	4.8	2.4
Consolidated revenue	$559.6	$576.4

Petroleum Additives Segment
The regions in which we operate include North America (the United States and Canada), Latin America (Mexico, Central America, and South America), Asia Pacific, and the Europe/Middle East/Africa/India (EMEAI) region. While there is some fluctuation, the percentage of revenue generated in the regions remained fairly consistent when comparing the first three months of 2015 with the same period in 2014, as well as with the full year in 2014. In addition, the percentage of lubricant additives sales and fuel additives sales is also substantially consistent between periods.
Petroleum additives net sales for the first three months of 2015 of $554.8 million decreased $19.2 million, or approximately 3.4%, from $574.0 million for the first three months of 2014. The North America and Latin America regions reflected increased revenue when comparing the two periods of 2015 and 2014, which was more than offset by decreases in net sales in the Asia Pacific and EMEAI regions when comparing the two periods.
Most of the decrease in petroleum additives net sales resulted from an unfavorable foreign currency impact when comparing the first three months of 2015 with the first three months of 2014. The U.S. Dollar strengthened against all of the major currencies in which we transact, including the European Union Euro, the British Pound Sterling, and the Japanese Yen.
Overall, petroleum additives product shipments increased in the first three months of 2015 and were approximately 1.5% higher than the first three months of 2014. Lubricant additives product shipments were down slightly on a worldwide basis, but were higher in North America and Latin America for the first three months of 2015. Fuel additives product shipments on a worldwide basis increased over three months 2014 levels, with over 80% of the increase in the North America region.
Selling prices had a negligible impact on the change in petroleum additives net sales between the 2015 and 2014 three month periods.
The following table details the approximate components of the decrease in net sales between the first three months of 2015 and 2014.

(in millions)	Three Months
Period ended March 31, 2014	$574.0
Lubricant additives shipments	(4.3)
Fuel additives shipments	5.8
Selling prices, including changes in customer mix	0.5
Foreign currency impact, net	(21.2)
Period ended March 31, 2015	$554.8

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

The following table reports segment operating profit for the three months ended March 31, 2015 and March 31, 2014.

	Three Months Ended March 31,
(in millions)	2015	2014
Petroleum additives	$105.0	$96.2
All other	$2.1	$0.5

Petroleum Additives Segment
The petroleum additives segment operating profit increased $8.8 million when comparing the first three months of 2015 to the first three months of 2014, and included the impact of decreases in raw material costs. Operating profit from both lubricant additives and fuel additives products increased for the three month period in 2015 compared to the same three months in 2014. The operating profit margin was 18.9% for the three months of 2015 as compared to 16.8% for the three months of 2014. For the rolling four quarters ended March 31, 2015, the operating profit margin for petroleum additives was 17.1%, which is in line with our expectations of the performance of our business over the long-term. While operating profit margins will fluctuate from quarter to quarter due to multiple factors, we do not operate our business differently from quarter to quarter. We believe the fundamentals of our business and industry are unchanged. We continue to focus on developing and delivering innovative, technology-driven solutions to our customers.
Gross profit results increased $18.1 million when comparing the first three months of 2015 and 2014. Cost of sales as a percentage of revenue was 67.8% for the three months of 2015, down from 72.1% for the three months of 2014.
When comparing the first three months of 2015 and 2014, the primary factor in the improvement in gross profit resulted from a favorable raw material variance which contributed over 100% of the change. Costs for our primary raw materials were lower during the first three months of 2015 than the first three months of 2014. The volume variance in product shipments, as discussed in the Revenue section above, as well as conversion costs, was also favorable for the 2015 three month period. Partially offsetting these favorable variances was an unfavorable sales price variance, which included the unfavorable impact from foreign currency rates as discussed in the Revenue section above.
Selling, general, and administrative expenses (SG&A) for the three months of 2015 were $1.9 million, or 5.9%, higher than the three months of 2014. SG&A as a percentage of revenue was 6.1% for the three months of 2015, and 5.6% for the three months of 2014. Our SG&A costs are primarily personnel-related and include salaries, benefits, and other costs associated with our workforce. There were no significant changes in these costs when comparing the two periods.
Research, development, and testing expenses (R&D) for the three months of 2015 increased $7.5 million, or 23.2%, from the three months of 2014. Most of the increase was in support of the lubricant additives product line. The increase in R&D spending reflects our efforts to support the development of additives that meet our customers' needs, as well as new standards, and to expand into new product solution areas. As a percentage of revenue, R&D was 7.2% for the three months of 2015 compared to 5.6% for the three months of 2014. Our approach to R&D investment, as it is with SG&A, is one of purposeful spending on programs to support our current product base and to ensure that we develop products to support our customers' programs in the future. R&D expenses include personnel-related costs, as well as internal and external testing of our products. Our expectation is that R&D will increase for the full year of 2015 as compared to 2014.

The following discussion references the Consolidated Financial Statements beginning on page 3 of this Quarterly Report on Form 10-Q.

Interest and Financing Expenses
Interest and financing expenses were $3.8 million for the first three months of 2015 and $4.2 million for the first three months of 2014. The small decrease in interest and financing expenses between the three month periods resulted primarily from lower fees and amortization.

Other Income (Expense), Net
Other income (expense), net was $2.3 million expense for the first three months of 2015, and $2.2 million expense for the first three months of 2014. The amounts for both periods reflected the impact from a derivative instrument representing an interest rate swap recorded at fair value through earnings. See Note 8 for additional information on the interest rate swap.

Income Tax Expense
Income tax expense was $29.7 million for the first three months of 2015 and $26.3 million for the first three months of 2014. The effective tax rate was 31.7% for the three months of 2015 and 31.4% for the three months of 2014. The increase in income before income tax expense resulted in $3.1 million of the higher income tax expense. The higher effective tax rate in 2015 as compared to 2014 resulted in the remaining increase in income taxes when comparing the two three month periods.
The effective tax rate for both the 2015 and 2014 periods included the benefit of income in foreign jurisdictions with lower tax rates than the United States tax rate, as well as a substantial benefit from the domestic manufacturing tax deduction. Neither the 2015 nor 2014 tax rates included a benefit for the research and development tax credit, as this credit had not been extended to either year by the United States Congress at the end of the two reporting periods.

Cash Flows, Financial Condition, and Liquidity
Cash and cash equivalents at March 31, 2015 were $119.2 million, which was an increase of $16.2 million since December 31, 2014.
Cash and cash equivalents held by our foreign subsidiaries amounted to approximately $113.3 million at March 31, 2015 and $100.2 million at December 31, 2014. A significant amount, but not all, of these foreign cash balances are associated with earnings that we have asserted are indefinitely reinvested. We plan to use these indefinitely reinvested earnings to support growth outside of the United States through funding of operating expenses, R&D expenses, capital expenditures, and other cash needs of our foreign subsidiaries. Periodically, we repatriate cash from our foreign subsidiaries to the United States through intercompany dividends. These intercompany dividends are paid only by subsidiaries whose earnings we have not asserted are indefinitely reinvested or whose earnings qualify as previously taxed income, as defined by the Internal Revenue Code. If circumstances were to change that would cause these indefinitely reinvested earnings to be repatriated, an incremental U.S. tax liability would be incurred. As part of our foreign subsidiary repatriation activities, we received cash dividends of $2.0 million for the three months ended March 31, 2014. We received no cash dividends from foreign subsidiaries during the three months ended March 31, 2015.
We expect that cash from operations, together with borrowing available under our revolving credit facility, will continue to be sufficient to cover our operating needs for the foreseeable future.
Cash Flows – Operating Activities
Cash flows provided from operating activities for the first three months of 2015 was $56.6 million, including a decrease of $13.8 million due to higher working capital requirements. The higher working capital requirements excluded an unfavorable foreign currency impact to the components of working capital on the balance sheet of approximately $14.5 million.
Including the impact of foreign currency on the balance sheet, the most significant effects to the change in working capital resulted from increased income taxes payable, partially offset by a decrease in accrued expenses. The increase in income taxes payable is the result of normal timing of estimated payments. The decrease in accrued expenses primarily reflects payments related to customer rebates, as well as other payments made in the first quarter of each year.
Including cash and cash equivalents, we had total working capital of $554.2 million at March 31, 2015 and $537.5 million at December 31, 2014. The current ratio was 3.16 to 1 at March 31, 2015 and 3.07 to 1 at December 31, 2014.
Cash Flows – Investing Activities
Cash used in investing activities was $23.3 million during the first three months of 2015 and included $20.4 million for capital expenditures. We estimate our total capital spending during 2015 will be approximately $100 million to $140 million, including anticipated spending on a new manufacturing facility in Singapore, as well as several improvements to our manufacturing and R&D infrastructure around the world. We expect to continue to finance capital spending through cash on hand and cash provided from operations, together with borrowing available under our $650 million revolving credit facility.
Cash Flows – Financing Activities
Cash used in financing activities during the first three months of 2015 amounted to $11.5 million. The cash was used to repurchase $1.0 million of our common stock and to pay dividends of $17.4 million. We borrowed $10.0 million under our revolving credit facility during the first three months of 2015.
We had total long-term debt of $373.5 million at March 31, 2015, representing an increase of approximately $10.0 million in our total long-term debt since December 31, 2014, due to borrowing $10.0 million on our revolving credit facility.

At March 31, 2015, in addition to the revolving credit facility which is discussed below, we had outstanding senior notes in the aggregate principal amount of $350 million that bear interest at a fixed rate of 4.10% and are due in 2022. These senior notes are registered under the Securities Act of 1933.
Revolving Credit Facility – At March 31, 2015, we had a $650 million multicurrency revolving credit facility, with a $100 million sublimit for multicurrency borrowings, a $75 million sublimit for letters of credit, and a $20 million sublimit for swingline loans. The agreement includes an expansion feature, which allows us, subject to certain conditions, to request an increase to the aggregate amount of the revolving credit facility or obtain incremental term loans in an amount up to $150 million. Borrowings bear interest at variable rates. The revolving credit facility matures on October 28, 2019.
The following table provides information related to the unused portion of our revolving credit facility:

(in millions)	March 31, 2015	December 31, 2014
Maximum borrowing capacity under the revolving credit facility	$650.0	$650.0
Outstanding borrowings under the revolving credit facility	24.0	14.0
Outstanding letters of credit	2.7	3.3
Unused portion of revolving credit facility	$623.3	$632.7

Both the 4.10% senior notes and the revolving credit facility contain covenants, representations, and events of default that management considers typical of credit arrangements of this nature. The more restrictive and significant financial covenants under the revolving credit facility include:
•A consolidated Leverage Ratio (as defined in the credit agreement) of no more than 3.50 to 1.00; and
•A consolidated Interest Coverage Ratio (as defined in the credit agreement) of no less than 3.00 to 1.00, calculated on a rolling four quarter basis.
At March 31, 2015, the Leverage Ratio was 0.92 and the Interest Coverage Ratio was 22.74, while at December 31, 2014 the Leverage Ratio was 0.93 and the Interest Coverage Ratio was 21.65. We were in compliance with all covenants under both the revolving credit facility and the 4.10% senior notes at March 31, 2015 and December 31, 2014.
As a percentage of total capitalization (total long-term debt and shareholders’ equity), our total long-term debt percentage decreased from 46.3% at December 31, 2014 to 45.8% at March 31, 2015. The change in the percentage was primarily the result of the increase in shareholders’ equity, partially offset by the increase in long-term debt. The increase in shareholders’ equity reflects our earnings, offset by the impact of dividend payments, stock repurchases, and changes in the foreign currency translation adjustment. Normally, we repay any outstanding long-term debt with cash from operations or refinancing activities.

Critical Accounting Policies and Estimates
This Form 10-Q and our 2014 Annual Report include discussions of our accounting policies, as well as methods and estimates used in the preparation of our financial statements. We also provide a discussion of Critical Accounting Policies and Estimates in our 2014 Annual Report. We believe these discussions and financial statements fairly represent the financial position and results of operations of our company in all material respects.
There have been no significant changes in our critical accounting policies and estimates from those reported in our 2014 Annual Report.

Recently Issued Accounting Pronouncements
For a full discussion of the more significant recently issued accounting pronouncement which may impact our financial statements, see Note 11.

Outlook
We are pleased with our performance and operational results for the first three months of 2015. The results reinforce our confidence in our customer-focused strategy and approach to the market. We continue to believe the fundamentals of how we run our business - a long-term view, safety-first culture, customer-focused/technology-driven solutions, world-class supply chain capability, and a regional organizational structure to better understand what our customers value - will continue to be beneficial for all of our stakeholders.

We continue to have expectations that our petroleum additives segment will deliver solid performance in 2015, after having posted record operating profit for each of the last several years. We expect that the petroleum additives industry shipment demand will continue to grow at an average annual rate of 1% to 2% over the foreseeable future, as there have been no significant changes in the positive fundamentals of the industry. Over the long-term, we plan to exceed the industry growth rate. We have made significant investments to expand our capabilities around the world over the last few years, which will continue into 2015. These investments have been and will continue to be in organizational talent, technology development/processes and global infrastructure, consisting of technical centers, production capacity, and geographic expansion. In 2014, we broke ground on our new Singapore manufacturing facility, continuing our commitment to global investment in support of our customers. We intend to utilize these new capabilities to improve our ability to deliver the solutions that our customers value and to expand our global reach and improve profits. We will continue to invest in our capabilities to provide even better service, technology, and customer solutions.

Our business continues to generate significant amounts of cash beyond what is necessary for the expansion and growth of our current offerings. We regularly review our many internal opportunities to utilize this cash from technological, geographic, and product line perspectives. Our primary focus in the acquisition area remains on the petroleum additives industry. It is our view that this industry will provide the greatest opportunity for solid returns on our investments while minimizing risk. We remain focused on this strategy and will evaluate any future opportunities. Nonetheless, we are patient in this pursuit and intend to make the right acquisition when the opportunity arises. We will continue to evaluate all alternative uses of cash to enhance shareholder value, including stock repurchases and dividends.

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk
At March 31, 2015, there were no significant changes in our market risk from the information provided in the 2014 Annual Report.

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
There has been no change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1.     Legal Proceedings
We are involved in legal proceedings that are incidental to our business and include administrative or judicial actions seeking remediation under environmental laws, such as the federal Comprehensive Environmental Response, Compensation and Liability Act, commonly known as CERCLA or Superfund. Some of these legal proceedings relate to environmental matters and involve governmental authorities. For further information, see “Environmental” in Note 7.
While it is not possible to predict or determine with certainty the outcome of any legal proceeding, we believe the outcome of any of these proceedings, or all of them combined, will not result in a material adverse effect on our consolidated results of operations, financial condition, or cash flows.
In late 2013, Afton initiated a voluntary self-audit of its compliance with certain sections of TSCA under the EPA’s Audit Policy. If any potential TSCA violations are discovered during the audit, we would voluntarily disclose them to the EPA under the Audit Policy. In August 2014, the EPA TSCA staff began its own TSCA inspection of both Afton and Ethyl. While it is not possible to predict or determine with certainty the outcome, we do not believe that any findings identified as a result of our audit or the EPA’s TSCA inspection will have a material adverse effect on our consolidated results of operations, financial condition, or cash flows.
As we previously disclosed, the United States Department of Justice has advised us that it was conducting a review of certain of our foreign business activities in relation to compliance with relevant U.S. economic sanctions programs and anti-corruption laws, as well as certain historical conduct in the domestic U.S. market, and requested certain information in connection with such review. We have cooperated with the investigation. In connection with such cooperation, we voluntarily provided certain information and have conducted an internal review for that purpose.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds
On April 24, 2014, our Board of Directors approved a share repurchase program authorizing management to repurchase up to $400 million of NewMarket's outstanding common stock until December 31, 2016, as market conditions warrant and covenants under our existing agreements permit. We may conduct the share repurchases in the open market and in privately negotiated transactions. The repurchase program does not require NewMarket to acquire any specific number of shares and may be terminated or suspended at any time. Approximately $256 million remained available under the 2014 authorization at March 31, 2015. The following table outlines the purchases during the first quarter of 2015 under this authorization.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31	2,629	$396.44	2,629	$255,650,185
February 1 to February 28	0	0.00	0	255,650,185
March 1 to March 31	0	0.00	0	255,650,185
Total	2,629	396.44	2,629	255,650,185

ITEM 6.     Exhibits

Exhibit 3.1	Articles of Incorporation Amended and Restated effective April 27, 2012 (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 1-32190) filed April 30, 2012)
Exhibit 3.2	NewMarket Corporation Bylaws Amended and Restated effective February 26, 2015 (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 1- 32190) filed February 26, 2015)
Exhibit 31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald
Exhibit 31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Brian D. Paliotti
Exhibit 32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald
Exhibit 32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Brian D. Paliotti
Exhibit 101	XBRL Instance Document and Related Items

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMARKET CORPORATION
(Registrant)

Date: April 29, 2015	By: /s/ Brian D. Paliotti
Brian D. Paliotti
Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: April 29, 2015	By: /s/ William J. Skrobacz
William J. Skrobacz
Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald
Exhibit 31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Brian D. Paliotti
Exhibit 32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald
Exhibit 32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Brian D. Paliotti
Exhibit 101	XBRL Instance Document and Related Items