Form 10-Q
period 2015-06-30
NEWMARKET CORP
filed 2015-07-29
CIK 1282637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Yes  ☐ No  ☒
Number of shares of common stock, without par value, outstanding as of June 30, 2015: 12,424,302

NEWMARKET CORPORATION

INDEX

PART I.     FINANCIAL INFORMATION
ITEM 1.     Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(in thousands, except per-share amounts)	Second Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$560,709	$620,438	$1,120,275	$1,196,860
Cost of goods sold	391,001	439,692	769,295	854,184
Gross profit	169,708	180,746	350,980	342,676
Selling, general, and administrative expenses	40,655	40,913	82,464	80,461
Research, development, and testing expenses	40,118	35,367	79,803	67,574
Operating profit	88,935	104,466	188,713	194,641
Interest and financing expenses, net	3,582	4,346	7,398	8,510
Other income (expense), net	1,683	(2,203)	(642)	(4,419)
Income before income tax expense	87,036	97,917	180,673	181,712
Income tax expense	28,303	31,153	57,993	57,425
Net income	$58,733	$66,764	$122,680	$124,287
Earnings per share - basic and diluted	$4.72	$5.24	$9.86	$9.66
Cash dividends declared per share	$1.40	$1.10	$2.80	$2.20

See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(in thousands)	Second Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$58,733	$66,764	$122,680	$124,287
Other comprehensive income (loss):
Pension plans and other postretirement benefits:
Amortization of prior service cost (credit) included in net periodic benefit cost, net of income tax expense (benefit) of $4 in second quarter 2015 and 2014 and $8 in six months 2015 and 2014	(3)	(3)	(6)	(6)
Actuarial net gain (loss) arising during the period, net of income tax expense (benefit) of ($33) in second quarter and six months 2014	0	(90)	0	(90)
Amortization of actuarial net loss (gain) included in net periodic benefit cost, net of income tax expense (benefit) of $766 in second quarter 2015, $383 in second quarter 2014, $1,534 in six months 2015 and $767 in six months 2014	1,352	705	2,712	1,412
Settlements and curtailments, net of income tax expense (benefit) of $262 in second quarter and six months 2014	0	399	0	399
Amortization of transition obligation (asset) included in net periodic benefit cost, net of income tax expense (benefit) of $0 in second quarter 2014 and $1 in six months 2014	0	2	0	4
Total pension plans and other postretirement benefits	1,349	1,013	2,706	1,719
Foreign currency translation adjustments, net of income tax expense (benefit) of ($268) in second quarter 2015, ($679) in second quarter 2014, ($1,366) in six months 2015 and $306 in six months 2014	18,520	8,535	(7,144)	9,560
Other comprehensive income (loss)	19,869	9,548	(4,438)	11,279
Comprehensive income	$78,602	$76,312	$118,242	$135,566

See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share amounts)	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$126,172	$103,003
Trade and other accounts receivable, less allowance for doubtful accounts	312,433	302,803
Inventories:
Finished goods and work-in-process	283,933	292,214
Raw materials	41,877	46,673
Stores, supplies, and other	9,988	9,533
Total inventories	335,798	348,420
Deferred income taxes	6,713	7,837
Prepaid expenses and other current assets	36,329	35,128
Total current assets	817,445	797,191
Property, plant, and equipment, at cost	1,061,745	1,016,868
Less accumulated depreciation and amortization	713,487	709,009
Net property, plant, and equipment	348,258	307,859
Prepaid pension cost	19,355	16,082
Deferred income taxes	49,215	48,499
Intangibles (net of amortization) and goodwill	14,035	16,859
Deferred charges and other assets	42,809	45,435
Total assets	$1,291,117	$1,231,925
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$132,204	$137,688
Accrued expenses	89,761	86,539
Dividends payable	16,013	15,721
Income taxes payable	9,561	6,462
Other current liabilities	5,715	13,264
Total current liabilities	253,254	259,674
Long-term debt	361,556	363,526
Other noncurrent liabilities	179,918	187,684
Total liabilities	794,728	810,884
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock and paid-in capital (without par value; authorized shares - 80,000,000; issued and outstanding shares - 12,424,302 at June 30, 2015 and 12,446,365 at December 31, 2014)	0	0
Accumulated other comprehensive loss	(143,598)	(139,160)
Retained earnings	639,987	560,201
Total shareholders' equity	496,389	421,041
Total liabilities and shareholders’ equity	$1,291,117	$1,231,925

See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in thousands, except share and per-share amounts)	Common Stock and Paid-in Capital		Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2013	13,099,356	$0	$(60,086)	$632,534	$572,448
Net income				124,287	124,287
Other comprehensive income (loss)			11,279		11,279
Cash dividends ($2.20 per share)				(28,155)	(28,155)
Repurchases of common stock	(454,400)	(964)		(166,365)	(167,329)
Stock-based compensation	(166)	964		3	967
Balance at June 30, 2014	12,644,790	$0	$(48,807)	$562,304	$513,497

Balance at December 31, 2014	12,446,365	$0	$(139,160)	$560,201	$421,041
Net income				122,680	122,680
Other comprehensive income (loss)			(4,438)		(4,438)
Cash dividends ($2.80 per share)				(34,824)	(34,824)
Repurchases of common stock	(21,083)	(1,304)		(8,096)	(9,400)
Stock-based compensation	(980)	1,304		26	1,330
Balance at June 30, 2015	12,424,302	$0	$(143,598)	$639,987	$496,389

See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands)	Six Months Ended June 30,
	2015	2014
Cash and cash equivalents at beginning of year	$103,003	$238,703
Cash flows from operating activities:
Net income	122,680	124,287
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	20,566	20,719
Noncash pension and postretirement expense	11,626	7,183
Deferred income tax expense	305	411
Unrealized (gain) loss on derivative instruments, net	(1,554)	2,018
Working capital changes	(18,365)	(65,654)
Cash pension and postretirement contributions	(13,354)	(10,407)
Other, net	1,277	5,959
Cash provided from (used in) operating activities	123,181	84,516
Cash flows from investing activities:
Capital expenditures	(50,047)	(20,654)
Deposits for interest rate swap	(8,527)	(4,861)
Return of deposits for interest rate swap	10,430	2,930
Other, net	(2,441)	(2,485)
Cash provided from (used in) investing activities	(50,585)	(25,070)
Cash flows from financing activities:
Net (repayments) borrowings under revolving credit facility	(2,000)	4,000
Dividends paid	(34,824)	(28,155)
Repurchases of common stock	(8,000)	(162,867)
Other, net	(3,022)	(151)
Cash provided from (used in) financing activities	(47,846)	(187,173)
Effect of foreign exchange on cash and cash equivalents	(1,581)	2,668
Increase (decrease) in cash and cash equivalents	23,169	(125,059)
Cash and cash equivalents at end of period	$126,172	$113,644

Supplemental disclosure of non-cash transactions:
Additions to property, plant, and equipment included in current liabilities	$11,070	$1,533

See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Financial Statement Presentation
In the opinion of management, the accompanying consolidated financial statements of NewMarket Corporation and its subsidiaries contain all necessary adjustments for the fair statement of, in all material respects, our consolidated financial position as of June 30, 2015 and December 31, 2014, our consolidated results of operations and comprehensive income for the second quarter and six months ended June 30, 2015 and June 30, 2014, and our changes in shareholders' equity and cash flows for the six months ended June 30, 2015 and June 30, 2014. All adjustments are of a normal, recurring nature, unless otherwise disclosed. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the NewMarket Corporation Annual Report on Form 10-K for the year ended December 31, 2014 (2014 Annual Report), as filed with the Securities and Exchange Commission. The results of operations for the six month period ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015. The December 31, 2014 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
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

Consolidated Revenue by Segment

	Second Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Petroleum additives
Lubricant additives	$467,072	$513,421	$920,794	$986,770
Fuel additives	90,291	104,084	191,334	204,780
Total	557,363	617,505	1,112,128	1,191,550
All other	3,346	2,933	8,147	5,310
Consolidated revenue	$560,709	$620,438	$1,120,275	$1,196,860

Segment Operating Profit

	Second Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Petroleum additives	$94,052	$109,089	$199,077	$205,268
All other	216	858	2,315	1,393
Segment operating profit	94,268	109,947	201,392	206,661
Corporate, general, and administrative expenses	(5,540)	(5,575)	(12,555)	(12,128)
Interest and financing expenses, net	(3,582)	(4,346)	(7,398)	(8,510)
Gain (loss) on interest rate swap agreement (a)	1,522	(2,270)	(886)	(4,503)
Other income, net	368	161	120	192
Income before income tax expense	$87,036	$97,917	$180,673	$181,712

(a)
The gain (loss) on interest rate swap agreement represents the change, since the beginning of the reporting period, in the fair value of an interest rate swap which we entered into on June 25, 2009. We are not using hedge accounting to record the interest rate swap and, accordingly, any change in the fair value is immediately recognized in earnings.

3.    Pension Plans and Other Postretirement Benefits
The table below shows cash contributions made during the six months ended June 30, 2015, as well as the remaining cash contributions we expect to make during the year ending December 31, 2015, for our domestic and foreign pension plans and domestic postretirement benefit plan.

(in thousands)	Actual Cash Contributions for Six Months Ended June 30, 2015	Expected Remaining Cash Contributions for Year Ending December 31, 2015
Domestic plans
Pension benefits	$9,642	$9,642
Postretirement benefits	650	650
Foreign plans
Pension benefits	3,062	2,885

The tables below present information on net periodic benefit cost (income) for our pension and postretirement benefit plans.

	Domestic
	Pension Benefits		Postretirement Benefits
	Second Quarter Ended June 30,
(in thousands)	2015	2014	2015	2014
Service cost	$3,240	$2,388	$711	$405
Interest cost	2,982	2,737	756	690
Expected return on plan assets	(5,091)	(4,331)	(323)	(328)
Amortization of prior service cost	25	25	1	3
Amortization of actuarial net loss (gain)	1,735	978	0	(176)
Net periodic benefit cost (income)	$2,891	$1,797	$1,145	$594

	Domestic
	Pension Benefits		Postretirement Benefits
	Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Service cost	$6,480	$4,775	$1,422	$810
Interest cost	5,965	5,475	1,513	1,382
Expected return on plan assets	(10,183)	(8,661)	(645)	(656)
Amortization of prior service cost	50	50	1	5
Amortization of actuarial net loss (gain)	3,470	1,955	0	(353)
Net periodic benefit cost (income)	$5,782	$3,594	$2,291	$1,188

	Foreign
	Pension Benefits		Postretirement Benefits
	Second Quarter Ended June 30,
(in thousands)	2015	2014	2015	2014
Service cost	$1,905	$1,506	$0	$1
Interest cost	1,250	1,569	0	17
Expected return on plan assets	(1,765)	(2,098)	0	0
Amortization of prior service credit	(24)	(26)	0	0
Amortization of transition obligation	0	0	0	2
Amortization of actuarial net loss	387	286	0	3
Settlements and curtailments	0	0	0	(122)
Net periodic benefit cost (income)	$1,753	$1,237	$0	$(99)

	Foreign
	Pension Benefits		Postretirement Benefits
	Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Service cost	$3,850	$3,001	$0	$3
Interest cost	2,519	3,124	0	41
Expected return on plan assets	(3,553)	(4,177)	0	0
Amortization of prior service credit	(48)	(52)	0	0
Amortization of transition obligation	0	0	0	5
Amortization of actuarial net loss	785	570	0	8
Settlements and curtailments	0	0	0	(122)
Net periodic benefit cost (income)	$3,553	$2,466	$0	$(65)

The 2014 settlements and curtailments amounts in the tables above reflect the termination of the Ethyl Canada postretirement plan.

4.    Earnings Per Share
We had 29,541 shares of nonvested restricted stock at June 30, 2015 and 19,865 shares of nonvested restricted stock at June 30, 2014 that were excluded from the calculation of diluted earnings per share, as their effect on earnings per share would be anti-dilutive.
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

	Second Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per-share amounts)	2015	2014	2015	2014
Earnings per share numerator:
Net income attributable to common shareholders before allocation of earnings to participating securities	$58,733	$66,764	$122,680	$124,287
Earnings allocated to participating securities	127	102	269	192
Net income attributable to common shareholders after allocation of earnings to participating securities	$58,606	$66,662	$122,411	$124,095
Earnings per share denominator:
Weighted-average number of shares of common stock outstanding - basic and diluted	12,407	12,732	12,410	12,842
Earnings per share - basic and diluted	$4.72	$5.24	$9.86	$9.66

5.    Intangibles (Net of Amortization) and Goodwill

The net carrying amount of intangibles and goodwill was $14 million at June 30, 2015 and $17 million at December 31, 2014. The gross carrying amount and accumulated amortization of each type of intangible asset and goodwill are presented in the table below.

	June 30, 2015		December 31, 2014
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Formulas and technology	$88,837	$84,454	$88,824	$82,050
Contracts	4,476	3,879	4,476	3,655
Customer bases	6,995	3,482	6,994	3,336
Trademarks and trade names	1,572	846	1,571	769
Goodwill	4,816		4,804
	$106,696	$92,661	$106,669	$89,810

All of the intangibles relate to the petroleum additives segment. The change in the gross carrying amount between 2014 and 2015 is due to foreign currency fluctuations. There is no accumulated goodwill impairment.
Amortization expense was (in thousands):

Second quarter ended June 30, 2015	$1,424
Six months ended June 30, 2015	2,851
Second quarter ended June 30, 2014	1,576
Six months ended June 30, 2014	3,151

Estimated amortization expense for the remainder of 2015, as well as annual amortization expense related to our intangible assets for the next five years, is expected to be (in thousands):

2015	$2,859
2016	1,891
2017	730
2018	700
2019	678
2020	319

We amortize contracts over 10 years; customer bases over 20 years; formulas and technology over 10 to 20 years; and trademarks and trade names over 10 years.

6.    Long-term Debt

(in thousands)	June 30, 2015	December 31, 2014
Senior notes - 4.10% due 2022	$349,556	$349,526
Revolving credit facility	12,000	14,000
	$361,556	$363,526

The outstanding senior notes have an aggregate principal amount of $350 million and are registered under the Securities Act of 1933.
The following table provides information related to the unused portion of our revolving credit facility:

(in thousands)	June 30, 2015	December 31, 2014
Maximum borrowing capacity under the revolving credit facility	$650,000	$650,000
Outstanding borrowings under the revolving credit facility	12,000	14,000
Outstanding letters of credit	2,724	3,271
Unused portion of revolving credit facility	$635,276	$632,729

The average interest rate for borrowings under our revolving credit facility was 2.4% during the first six months of 2015 and 2.9% during 2014.
We were in compliance with all covenants under our debt agreements at June 30, 2015 and at December 31, 2014.

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
Environmental
We are involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination, disposal of hazardous waste, and other environmental matters at several of our current or former facilities, or at third-party sites where we have been designated as a potentially responsible party (PRP). While we believe we are currently adequately accrued for known environmental issues, it is possible that unexpected future costs could have a significant impact on our financial position, results of operations, and cash flows. Our total accruals for environmental remediation, dismantling, and decontamination were approximately $17 million at June 30, 2015 and $18 million at December 31, 2014.
Our more significant environmental sites include a former TEL plant site in Louisiana (the Louisiana site) and a former Houston, Texas plant site (the Texas site). Together, the amounts accrued on a discounted basis related to these sites represented approximately $10 million of the total accrual at June 30, 2015 and $11 million of the total accrual at December 31, 2014, using discount rates ranging from 3% to 9%. Of the total accrued for these two sites, the amount related to remediation of groundwater and soil was $5 million for the Louisiana site at both June 30, 2015 and December 31, 2014. The amount related to remediation of groundwater and soil for the Texas site was $5 million at June 30, 2015 and $6 million at December 31, 2014. The aggregate undiscounted amount for these sites was $14 million at June 30, 2015 and $15 million at December 31, 2014.
In 2000, the EPA named us as a PRP under Superfund law for the clean-up of soil and groundwater contamination at the five grouped disposal sites known as "Sauget Area 2 Sites" in Sauget, Illinois. Without admitting any fact, responsibility, fault, or liability in connection with this site, we are participating with other PRPs in site investigations and feasibility studies. In December 2013, the EPA issued its Record of Decision confirming its remedies for the selected Sauget Area 2 sites. We have accrued our estimated proportional share of the remedial costs and expenses addressed in the Record of Decision. We do not believe there is any additional information available as a basis for revision of the liability that we have established at June 30, 2015. The amount accrued for this site is not material.

8.    Derivatives and Hedging Activities
We are exposed to certain risks arising from both our business operations and economic conditions. We primarily manage our exposures to a wide variety of business and operational risks through management of our core business activities.
We manage certain economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of our debt funding, as well as through the use of derivative financial instruments. Specifically, we have entered into, and may in the future enter into, interest rate swaps to manage our exposure to interest rate movements.
Our foreign operations expose us to fluctuations of foreign exchange rates. These fluctuations may impact our results of operations, financial position, and cash flows. To manage this exposure, we sometimes enter into foreign currency forward contracts to minimize currency exposure due to cash flows from foreign operations. There were no such contracts outstanding at June 30, 2015 or December 31, 2014.

Non-designated Hedges
On June 25, 2009, we entered into an interest rate swap with Goldman Sachs in the notional amount of $97 million and with a maturity date of January 19, 2022 (Goldman Sachs interest rate swap). NewMarket entered into the Goldman Sachs interest rate swap in connection with the termination of a loan application and related rate lock agreement between Foundry Park I (a subsidiary of the company) and Principal Commercial Funding II, LLC (Principal). When the rate lock agreement was originally executed in 2007, Principal simultaneously entered into an interest rate swap with a third party to hedge Principal’s exposure to fluctuation in the ten-year United States Treasury Bond rate. Upon the termination of the rate lock agreement on June 25, 2009, Goldman Sachs assumed Principal’s position with the third party and entered into an offsetting interest rate swap with NewMarket. Under the terms of this interest rate swap, NewMarket is making fixed rate payments at 5.3075% and Goldman Sachs makes variable rate payments based on three-month LIBOR. We have collateralized this exposure through cash deposits posted with Goldman Sachs amounting to $26 million at June 30, 2015 and $28 million at December 31, 2014.
We have made an accounting policy election to not offset derivative fair value amounts with the fair value amounts for the right to reclaim cash collateral under our master netting arrangement. We do not use hedge accounting for the Goldman Sachs interest rate swap, and therefore, immediately recognize any change in the fair value of this derivative financial instrument directly in earnings.

The table below presents the fair value of our derivative financial instruments, as well as their classification on the Condensed Consolidated Balance Sheets.

	Liability Derivatives
	June 30, 2015		December 31, 2014
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Not Designated as Hedging Instruments
Goldman Sachs interest rate swap	Accrued expenses and Other noncurrent liabilities	$21,835	Accrued expenses and Other noncurrent liabilities	$23,389

The following table presents the effect of our derivative financial instruments on the Consolidated Statements of Income.
Effect of Derivative Instruments on the Consolidated Statements of Income
Non-Designated Derivatives
(in thousands)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Second Quarter Ended June 30,		Six Months Ended June 30,
		2015	2014	2015	2014
Goldman Sachs interest rate swap	Other income (expense), net	$1,522	$(2,270)	$(886)	$(4,503)

Credit-risk Related Contingent Features
The agreement we have with our current derivative counterparty contains a provision where we could be declared in default on our derivative obligation if repayment of indebtedness is accelerated by our lender(s) due to our default on the indebtedness.
As of June 30, 2015, the fair value of the derivative in a net liability position related to this agreement, which includes accrued interest but excludes any adjustment for nonperformance risk, was $22 million. We have minimum collateral posting thresholds with the counterparty and have posted cash collateral of $26 million as of June 30, 2015. If required, we could have settled our obligations under the agreement at the termination value of $22 million at June 30, 2015.

9.    Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
The balances of, and changes in, the components of accumulated other comprehensive loss, net of tax, consist of the following:

(in thousands)	Pension Plans and Other Postretirement Benefits	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2013	$(44,493)	$(15,593)	$(60,086)
Other comprehensive income (loss) before reclassifications	(90)	9,560	9,470
Amounts reclassified from accumulated other comprehensive loss (a)	1,809	0	1,809
Other comprehensive income (loss)	1,719	9,560	11,279
Balance at June 30, 2014	$(42,774)	$(6,033)	$(48,807)

Balance at December 31, 2014	$(95,119)	$(44,041)	$(139,160)
Other comprehensive income (loss) before reclassifications	0	(7,144)	(7,144)
Amounts reclassified from accumulated other comprehensive loss (a)	2,706	0	2,706
Other comprehensive income (loss)	2,706	(7,144)	(4,438)
Balance at June 30, 2015	$(92,413)	$(51,185)	$(143,598)

(a) The pension plan and other postretirement benefit components of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (income). See Note 3 in this Form 10-Q and Note 18 in our 2014 Annual Report for further information.

10.    Fair Value Measurements
The following table provides information on assets and liabilities measured at fair value on a recurring basis. No material events occurred during the six months ended June 30, 2015 requiring adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

	Carrying Amount in Condensed Consolidated Balance Sheets		Fair Value Measurements Using
		Fair Value	Level 1	Level 2	Level 3
(in thousands)	June 30, 2015
Cash and cash equivalents	$126,172	$126,172	$126,172	$0	$0
Cash deposit for collateralized interest rate swap	25,880	25,880	25,880	0	0
Interest rate swap liability	21,835	21,835	0	21,835	0

	December 31, 2014
Cash and cash equivalents	$103,003	$103,003	$103,003	$0	$0
Cash deposit for collateralized interest rate swap	27,783	27,783	27,783	0	0
Interest rate swap liability	23,389	23,389	0	23,389	0

We determine the fair value of the derivative instrument shown in the table above by using widely-accepted valuation techniques, including a discounted cash flow analysis on the expected cash flows of the instrument. The analysis reflects the contractual term of the derivative, including the period to maturity, and uses observable market-based inputs.
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

Although we have determined that the majority of the inputs used to value our derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustment associated with the derivative utilizes Level 3 inputs. These Level 3 inputs include estimates of current credit spreads to evaluate the likelihood of default by both us and the counterparties to the derivative. As of June 30, 2015 and December 31, 2014, we have assessed the significance of the impact of the credit valuation adjustment on the overall valuation of our derivative and have determined that the credit valuation adjustment is not significant to the overall valuation of the derivative. Accordingly, we have determined that our derivative valuation should be classified in Level 2 of the fair value hierarchy.
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

	June 30, 2015		December 31, 2014
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$361,556	$394,318	$363,526	$388,581

11.    Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09). ASU 2014-09 replaces the previous guidance and clarifies the principles for revenue recognition. It requires a five-step process for revenue recognition that represents the transfer of goods or services to customers in an amount that reflects the consideration expected to be received by a company. ASU 2014-09 also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers. After the FASB voted in July 2015 to approve a one-year deferral, ASU 2014-09 is effective for our reporting period beginning January 1, 2018. Entities are permitted to adopt one year early. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the impact that the adoption of ASU 2014-09 will have on our consolidated financial statements.

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

Overview
During the first six months of 2015, our business continued to perform well in a business climate marked by slower world economic growth and a strong U.S. Dollar. While revenue and operating profit were down from the first six months of 2014, primarily due to investments in research and development as well as foreign currency impacts, product shipments were substantially unchanged from the first six months of 2014. We continue to invest in organizational talent, technology development and processes, and global infrastructure, consisting of technical centers and production capacity, in support of our business. In addition, we continue to generate cash that is in excess of the needs of the business, including increased working capital requirements. We continue to manage our business for the long-run with the goal of helping our customers succeed in their marketplaces.
Also, during the first six months of 2015, we repurchased 21,083 shares of our common stock at a total cost of $9.4 million.

Results of Operations
Revenue
Consolidated revenue for the second quarter of 2015 totaled $560.7 million, representing a decrease of approximately 9.6% from the second quarter of 2014 of $620.4 million. Consolidated revenue for the first six months of 2015 was $1.1 billion which was a decrease of 6.4% from the first six months of 2014 revenue of $1.2 billion. The following table shows revenue by segment and product line.

	Second Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Petroleum additives
Lubricant additives	$467.1	$513.4	$920.8	$986.8
Fuel additives	90.3	104.1	191.3	204.8
Total	557.4	617.5	1,112.1	1,191.6
All other	3.3	2.9	8.2	5.3
Consolidated revenue	$560.7	$620.4	$1,120.3	$1,196.9

Petroleum Additives Segment
The regions in which we operate include North America (the United States and Canada), Latin America (Mexico, Central America, and South America), Asia Pacific, and the Europe/Middle East/Africa/India (EMEAI) region. While there is some fluctuation, the percentage of revenue generated in the regions remained fairly consistent when comparing the first six months of 2015 with the same period in 2014, as well as with the full year in 2014. In addition, the percentage of lubricant additives sales and fuel additives sales is also substantially consistent between periods.
Petroleum additives net sales for the second quarter of 2015 of $557.4 million decreased $60.1 million, or approximately 9.7%, from $617.5 million for the second quarter of 2014. While net sales in the Latin America region increased slightly when comparing the two second quarter periods, the North America, Asia Pacific, and EMEAI regions all reflected decreased revenue when comparing the same periods of 2015 and 2014. Similarly, petroleum additives net sales for the first six months of 2015 of $1.1 billion decreased $79.5 million or approximately 6.7%, from $1.2 billion for the first six months of 2014. The decrease for the six month comparison was in all regions except the Latin America region, which increased. Most of the decrease between both the second quarter periods and the six months periods was in the EMEAI region.
Consistent with the first three months of 2015, the biggest driver of the decrease in petroleum additives net sales resulted from an unfavorable foreign currency impact when comparing both the second quarter of 2015 with the second quarter of 2014 and the first six months of 2015 with the first six months of 2014. The U.S. Dollar strengthened against all of the major currencies in which we transact, including the European Union Euro and the Japanese Yen.
In addition to the unfavorable impact on petroleum additives net sales from foreign currency, decreases in selling prices and the effect of the volume of product shipments negatively impacted petroleum additives net sales. Overall, petroleum additives product shipments decreased for the second quarter of 2015 approximately 2.3% from the second quarter of 2014, which was the highest quarter of petroleum additives shipments on record. On a worldwide basis, lubricant additives product shipments were down, while fuel additives product shipments increased very slightly in the second quarter comparison. The North America region contributed most of the decrease in lubricant additives product shipments and most of the increase in fuel additives product shipments for the second quarter comparison. When comparing six months 2015 to six months 2014, petroleum additives product shipments were essentially unchanged. On a worldwide basis, lubricant additives product shipments were lower when comparing the two six-month periods, while fuel additives product shipments were higher, substantially offsetting the impact from lubricant additives product shipments. The decrease in lubricant additives product shipments when comparing the two six-month periods was across all regions, except Latin America, while the increase in fuel additives product shipments was predominantly from the North America region. While fuel additives product shipments were higher in both the second quarter and six month comparisons, an unfavorable mix of product shipments within the fuel additives product line negatively impacted net sales for the second quarter 2015, as shown in the table below.
The following table details the approximate components of the decrease in net sales between the second quarter and six months of 2015 and 2014.

(in millions)	Second Quarter	Six Months
Period ended June 30, 2014	$617.5	$1,191.6
Lubricant additives shipments	(15.3)	(17.6)
Fuel additives shipments	(5.2)	0.9
Selling prices, including changes in customer mix	(11.5)	(13.5)
Foreign currency impact, net	(28.1)	(49.3)
Period ended June 30, 2015	$557.4	$1,112.1

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
The following table reports segment operating profit for the second quarter and six months ended June 30, 2015 and June 30, 2014.

	Second Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Petroleum additives	$94.1	$109.1	$199.1	$205.3
All other	$0.2	$0.8	$2.3	$1.4

Petroleum Additives Segment
The petroleum additives segment operating profit decreased $15.0 million when comparing the second quarter of 2015 to the second quarter of 2014 and $6.2 million when comparing the first six months of 2015 to the same period in 2014. The decrease for both the second quarter and six months periods was predominantly reflected in the lubricant additives product line with a smaller decrease in the fuel additives product line. Both comparative periods included the impacts of the same factors that affected gross profit (see discussion below) including an unfavorable foreign currency impact. The operating profit margin was 16.9% for the second quarter of 2015 as compared to 17.7% for the second quarter of 2014 and was 17.9% for the six months of 2015 as compared to 17.2% for the six months of 2014. For the rolling four quarters ended June 30, 2015, the operating profit margin for petroleum additives was 16.9%, which is in line with our expectations of the performance of our business over the long-term. While operating profit margins will fluctuate from quarter to quarter due to multiple factors, we do not operate our business differently from quarter to quarter. We believe the fundamentals of our business and industry are unchanged. Our focus is on developing and delivering innovative, technology-driven solutions to our customers.
Gross profit results decreased $10.5 million when comparing the second quarter periods of 2015 and 2014, but increased $7.7 million when comparing the six month periods of 2015 and 2014. Cost of sales as a percentage of revenue was 69.8% for the second quarter of 2015, down from 71.0% for the second quarter of 2014 and 68.8% for the six months of 2015, down from 71.5% for the six months of 2014.
When comparing the second quarters of 2015 and 2014, the primary factor in the decrease in gross profit resulted from an unfavorable selling price variance which contributed over 100% of the change. The volume variance in product shipments, as discussed in the Revenue section above, as well as conversion costs, were also unfavorable when comparing the two second quarter periods. These factors in the second quarter periods comparison were substantially offset by a favorable raw material cost variance reflecting lower costs for our primary raw materials during the second quarter of 2015. Raw material costs were also lower when comparing the first six months of 2015 and 2014 and was the primary factor in the increase in gross profit when comparing the two six-month periods. Similar to the second quarter results, the volume variance, net sales price variance, and conversion costs were unfavorable which substantially offset the favorable raw material costs during the first six months of 2015. The sales price variance for both the second quarter and six month comparative periods included the unfavorable impact from foreign currency rates as discussed in the Revenue section above.

Selling, general, and administrative expenses (SG&A) for the second quarter of 2015 were $0.3 million, or 0.8%, lower as compared to the second quarter of 2014 and $1.6 million, or 2.5%, higher for the first six months of 2015 as compared to the first six months of 2014. SG&A as a percentage of revenue was 6.1% for both the second quarter and six months of 2015 and 5.6% for both the second quarter and six months of 2014. Our SG&A costs are primarily personnel-related and include salaries, benefits, and other costs associated with our workforce. There were no significant changes in the drivers of these costs when comparing the two periods.
Research, development, and testing expenses (R&D) for the second quarter of 2015 increased $4.8 million, or 13.4%, from the second quarter of 2014 and increased $12.2 million, or 18.1%, when comparing the first six months of 2015 and 2014 . For both the second quarter and six month comparative periods, the increase was in support of the lubricant additives product line, with very small decreases in the fuel additives product line. The increase in R&D investments reflects our efforts to support the development of additives that meet our customers' needs, as well as new standards, and to expand into new product solution areas. As a percentage of revenue, R&D was 7.2% for both the second quarter and six months of 2015 compared to 5.7% for both the second quarter and six months of 2014. Our approach to R&D investment, as it is with SG&A, is one of purposeful spending on programs to support our current product base and to ensure that we develop products to support our customers' programs in the future. R&D investments include personnel-related costs, as well as internal and external testing of our products. Our expectation is that R&D will increase for the full year of 2015 as compared to 2014.

The following discussion references the Consolidated Financial Statements beginning on page 3 of this Quarterly Report on Form 10-Q.

Interest and Financing Expenses
Interest and financing expenses were $3.6 million for the second quarter of 2015, $4.3 million for the second quarter of 2014, $7.4 million for the first six months of 2015 and $8.5 million for the first six months of 2014. The small decrease in interest and financing expenses between both the second quarters and first six months of 2015 and 2014 resulted primarily from lower fees and amortization.

Other Income (Expense), Net
Other income (expense), net was income of $1.7 million the second quarter of 2015, expense of $2.2 million for the second quarter of 2014, expense of $0.6 million for the first six months of 2015, and expense of $4.4 million for the first six months of 2014. The amounts for all periods primarily reflected the impact from a derivative instrument representing an interest rate swap recorded at fair value through earnings. See Note 8 for additional information on the interest rate swap.

Income Tax Expense
Income tax expense was $28.3 million for the second quarter of 2015 and $31.2 million for the second quarter of 2014. The effective tax rate was 32.5% for the second quarter of 2015 and 31.8% for the second quarter of 2014. The decrease in income before income tax expense resulted in decreased income taxes of $3.5 million when comparing the two second quarter periods, with the higher tax rate increasing income tax expense $0.6 million.
Income tax expense was $58.0 million for the first six months of 2015 and $57.4 million for the first six months of 2014. The effective tax rate was 32.1% for the six months of 2015 and 31.6% for the six months of 2014. The increase in the effective tax rate resulted in a $0.9 million increase in income tax expense with the decrease in income before income tax expense resulting in a decrease of $0.3 million in income tax expense.
The increase in the effective tax rate for both the second quarter of 2015 and six months of 2015 when comparing to the same 2014 periods was caused by higher state tax expense as a result of changing laws in various states in which we operate, as well as a greater percentage of income earned in the United States versus foreign jurisdictions in 2015 as compared to 2014. The effective tax rates for both the second quarters and first six months of the 2015 and 2014 periods included the benefit of income in foreign jurisdictions with lower tax rates than the United States tax rate, as well as a substantial benefit from the domestic manufacturing tax deduction. Neither the 2015 nor 2014 tax rates included a benefit for the research and development tax credit, as this credit had not been extended to either year by the United States Congress at the end of the reporting periods.

Cash Flows, Financial Condition, and Liquidity
Cash and cash equivalents at June 30, 2015 were $126.2 million, which was an increase of $23.2 million since December 31, 2014.
Cash and cash equivalents held by our foreign subsidiaries amounted to approximately $115.6 million at June 30, 2015 and $100.2 million at December 31, 2014. A significant amount, but not all, of these foreign cash balances are associated with earnings that we have asserted are indefinitely reinvested. We plan to use these indefinitely reinvested earnings to support growth outside of the United States through funding of operating expenses, R&D expenses, capital expenditures, and other cash needs of our foreign subsidiaries. Periodically, we repatriate cash from our foreign subsidiaries to the United States through intercompany dividends. These intercompany dividends are paid only by subsidiaries whose earnings we have not asserted are indefinitely reinvested or whose earnings qualify as previously taxed income, as defined by the Internal Revenue Code. If circumstances were to change that would cause these indefinitely reinvested earnings to be repatriated, an incremental U.S. tax liability would be incurred. As part of our foreign subsidiary repatriation activities, we received cash dividends of $20.1 million for the six months ended June 30, 2014. Dividends received thus far in 2015 have not been material.
We expect that cash from operations, together with borrowing available under our revolving credit facility, will continue to be sufficient to cover our operating needs for the foreseeable future.
Cash Flows – Operating Activities
Cash flows provided from operating activities for the first six months of 2015 were $123.2 million, including a decrease of $18.4 million due to higher working capital requirements, which excluded an unfavorable foreign currency impact to the components of working capital on the balance sheet.
The most significant effects to the change in working capital resulted from decreased inventory, partially offset by an increase in accounts receivable. The decrease in inventory was the result of lower raw material costs, as well as lower inventory levels. The higher accounts receivable was primarily due to higher sales levels when comparing the second quarter of 2015 with the fourth quarter of 2014.
Including cash and cash equivalents, as well as the impact of foreign currency on the balance sheet, we had total working capital of $564.2 million at June 30, 2015 and $537.5 million at December 31, 2014. The current ratio was 3.23 to 1 at June 30, 2015 and 3.07 to 1 at December 31, 2014.
Cash Flows – Investing Activities
Cash used in investing activities was $50.6 million during the first six months of 2015 and included $50.0 million for capital expenditures. We estimate our total capital spending during 2015 will be approximately $100 million to $140 million, including anticipated spending on a new manufacturing facility in Singapore, as well as several improvements to our manufacturing and R&D infrastructure around the world. We expect to continue to finance capital spending through cash on hand and cash provided from operations, together with borrowing available under our $650 million revolving credit facility.
Cash Flows – Financing Activities
Cash used in financing activities during the first six months of 2015 amounted to $47.8 million. The cash was mainly used to repurchase $8.0 million of our common stock and to pay dividends of $34.8 million.
We had total long-term debt of $361.6 million at June 30, 2015, representing a decrease of approximately $2.0 million in our total long-term debt since December 31, 2014, due to the repayment of $2.0 million on our revolving credit facility.
At June 30, 2015, in addition to the revolving credit facility which is discussed below, we had outstanding senior notes in the aggregate principal amount of $350 million that bear interest at a fixed rate of 4.10% and are due in 2022. These senior notes are registered under the Securities Act of 1933.
Revolving Credit Facility – At June 30, 2015, we had a $650 million multicurrency revolving credit facility, with a $100 million sublimit for multicurrency borrowings, a $75 million sublimit for letters of credit, and a $20 million sublimit for swingline loans. The agreement includes an expansion feature, which allows us, subject to certain conditions, to request an increase to the aggregate amount of the revolving credit facility or obtain incremental term loans in an amount up to $150 million. Borrowings bear interest at variable rates. The revolving credit facility matures on October 28, 2019.

The following table provides information related to the unused portion of our revolving credit facility:

(in millions)	June 30, 2015	December 31, 2014
Maximum borrowing capacity under the revolving credit facility	$650.0	$650.0
Outstanding borrowings under the revolving credit facility	12.0	14.0
Outstanding letters of credit	2.7	3.3
Unused portion of revolving credit facility	$635.3	$632.7

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
At June 30, 2015, the Leverage Ratio was 0.93 and the Interest Coverage Ratio was 22.82, while at December 31, 2014 the Leverage Ratio was 0.93 and the Interest Coverage Ratio was 21.65. We were in compliance with all covenants under both the revolving credit facility and the 4.10% senior notes at June 30, 2015 and December 31, 2014.
As a percentage of total capitalization (total long-term debt and shareholders’ equity), our total long-term debt percentage decreased from 46.3% at December 31, 2014 to 42.1% at June 30, 2015. The change in the percentage was the result of the increase in shareholders’ equity, as well as a slight decrease in long-term debt. The increase in shareholders’ equity reflects our earnings, offset by the impact of dividend payments, stock repurchases, and changes in the foreign currency translation adjustment. Normally, we repay any outstanding long-term debt with cash from operations or refinancing activities.

Critical Accounting Policies and Estimates
This Form 10-Q and our 2014 Annual Report include discussions of our accounting policies, as well as methods and estimates used in the preparation of our financial statements. We also provided a discussion of Critical Accounting Policies and Estimates in our 2014 Annual Report.
There have been no significant changes in our critical accounting policies and estimates from those reported in our 2014 Annual Report.

Recently Issued Accounting Pronouncements
For a full discussion of the significant recently issued accounting pronouncement which may impact our financial statements, see Note 11.

Outlook
We are pleased with our performance and operational results for the first half of 2015. The results reinforce our confidence in our customer-focused strategy and approach to the market. We continue to believe the fundamentals of how we run our business - a long-term view, safety-first culture, customer-focused solutions, technology-driven product offerings, and world-class supply chain capability, - will continue to be beneficial for all of our stakeholders.

We continue to have expectations that our petroleum additives segment will deliver solid performance in 2015. We expect that the petroleum additives industry shipment demand will continue to grow at an average annual rate of 1% to 2% over the foreseeable future, as there have been no significant changes in the positive fundamentals of the industry. We have made significant investments to expand our capabilities around the world over the last few years, which will continue during 2015. These investments have been and will continue to be in organizational talent, technology development and processes, and global infrastructure, consisting of technical centers, production capacity, and geographic expansion. In 2014, we broke ground on our new Singapore manufacturing facility, continuing our commitment to global investment in support of our customers. We expect to complete construction of the new Singapore facility in late 2015, with commercial production in early 2016. We intend to utilize these new capabilities to improve our ability to deliver the solutions that our customers value and to expand our global reach and improve profits. We will continue to invest in our capabilities to provide even better service, technology, and customer solutions.

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

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk
At June 30, 2015, there were no significant changes in our market risk from the information provided in the 2014 Annual Report.

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
There has been no change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds
On April 24, 2014, our Board of Directors approved a share repurchase program authorizing management to repurchase up to $400 million of NewMarket's outstanding common stock until December 31, 2016, as market conditions warrant and covenants under our existing agreements permit. We may conduct the share repurchases in the open market and in privately negotiated transactions. The repurchase program does not require NewMarket to acquire any specific number of shares and may be terminated or suspended at any time. Approximately $247 million remained available under the 2014 authorization at June 30, 2015. The following table outlines the purchases during the second quarter of 2015 under this authorization.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30	0	$0.00	0	$255,650,185
May 1 to May 31	9,568	453.16	9,568	251,314,335
June 1 to June 30	8,886	452.73	8,886	247,291,394
Total	18,454	452.95	18,454	247,291,394

ITEM 6.     Exhibits

Exhibit 3.1	Articles of Incorporation Amended and Restated effective April 27, 2012 (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 1-32190) filed April 30, 2012)
Exhibit 3.2	NewMarket Corporation Bylaws Amended and Restated effective February 26, 2015 (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 1- 32190) filed February 26, 2015)
Exhibit 31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald
Exhibit 31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Brian D. Paliotti
Exhibit 32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald
Exhibit 32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Brian D. Paliotti
Exhibit 101	XBRL Instance Document and Related Items

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMARKET CORPORATION
(Registrant)

Date: July 29, 2015	By: /s/ Brian D. Paliotti
Brian D. Paliotti
Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: July 29, 2015	By: /s/ William J. Skrobacz
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