Form 10-Q
period 2015-09-30
NEWMARKET CORP
filed 2015-10-28
CIK 1282637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Yes  ☐ No  ☒
Number of shares of common stock, without par value, outstanding as of September 30, 2015: 11,986,215

NEWMARKET CORPORATION

INDEX

PART I.     FINANCIAL INFORMATION
ITEM 1.     Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(in thousands, except per-share amounts)	Third Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$540,933	$589,667	$1,661,208	$1,786,527
Cost of goods sold	366,162	424,448	1,135,457	1,278,632
Gross profit	174,771	165,219	525,751	507,895
Selling, general, and administrative expenses	38,298	41,376	120,762	121,837
Research, development, and testing expenses	38,849	35,799	118,652	103,373
Operating profit	97,624	88,044	286,337	282,685
Interest and financing expenses, net	3,538	4,168	10,936	12,678
Other income (expense), net	(3,400)	385	(4,042)	(4,034)
Income before income tax expense	90,686	84,261	271,359	265,973
Income tax expense	28,677	27,348	86,670	84,773
Net income	$62,009	$56,913	$184,689	$181,200
Earnings per share - basic and diluted	$5.08	$4.53	$14.94	$14.20
Cash dividends declared per share	$1.40	$1.10	$4.20	$3.30

See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(in thousands)	Third Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$62,009	$56,913	$184,689	$181,200
Other comprehensive income (loss):
Pension plans and other postretirement benefits:
Prior service credit (cost) arising during the period, net of income tax expense (benefit) of $14,013 in third quarter and nine months 2015	22,009	0	22,009	0
Amortization of prior service cost (credit) included in net periodic benefit cost, net of income tax expense (benefit) of $(93) in third quarter 2015, $5 in third quarter 2014, $(85) in nine months 2015 and $13 in nine months 2014	(157)	(3)	(163)	(9)
Actuarial net gain (loss) arising during the period, net of income tax expense (benefit) of $(1,141) in third quarter 2015, $(504) in third quarter 2014, $(1,141) in nine months 2015 and $(537) in nine months 2014	(1,816)	(501)	(1,816)	(591)
Amortization of actuarial net loss (gain) included in net periodic benefit cost, net of income tax expense (benefit) of $754 in third quarter 2015, $352 in third quarter 2014, $2,288 in nine months 2015 and $1,119 in nine months 2014	1,343	649	4,055	2,061
Settlements and curtailments, net of income tax expense (benefit) of $346 in third quarter 2014 and $608 in nine months 2014	0	727	0	1,126
Amortization of transition obligation (asset) included in net periodic benefit cost, net of income tax expense (benefit) of $1 in nine months 2014	0	0	0	4
Total pension plans and other postretirement benefits	21,379	872	24,085	2,591
Foreign currency translation adjustments, net of income tax expense (benefit) of $291 in third quarter 2015, $(1,261) in third quarter 2014, $(1,075) in nine months 2015 and $(955) in nine months 2014	(15,647)	(18,997)	(22,791)	(9,437)
Other comprehensive income (loss)	5,732	(18,125)	1,294	(6,846)
Comprehensive income	$67,741	$38,788	$185,983	$174,354

See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share amounts)	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$110,327	$103,003
Trade and other accounts receivable, less allowance for doubtful accounts	311,087	302,803
Inventories:
Finished goods and work-in-process	291,574	292,214
Raw materials	39,057	46,673
Stores, supplies, and other	9,863	9,533
Total inventories	340,494	348,420
Deferred income taxes	6,897	7,837
Prepaid expenses and other current assets	35,236	35,128
Total current assets	804,041	797,191
Property, plant, and equipment, at cost	1,090,986	1,016,868
Less accumulated depreciation and amortization	720,555	709,009
Net property, plant, and equipment	370,431	307,859
Prepaid pension cost	21,009	16,082
Deferred income taxes	37,394	48,499
Intangibles (net of amortization) and goodwill	12,411	16,859
Deferred charges and other assets	43,694	45,435
Total assets	$1,288,980	$1,231,925
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$126,266	$137,688
Accrued expenses	94,082	86,539
Dividends payable	15,396	15,721
Income taxes payable	11,553	6,462
Other current liabilities	10,460	13,264
Total current liabilities	257,757	259,674
Long-term debt	507,571	363,526
Other noncurrent liabilities	147,471	187,684
Total liabilities	912,799	810,884
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock and paid-in capital (without par value; authorized shares - 80,000,000; issued and outstanding shares - 11,986,215 at September 30, 2015 and 12,446,365 at December 31, 2014)	0	0
Accumulated other comprehensive loss	(137,866)	(139,160)
Retained earnings	514,047	560,201
Total shareholders' equity	376,181	421,041
Total liabilities and shareholders’ equity	$1,288,980	$1,231,925

See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in thousands, except share and per-share amounts)	Common Stock and Paid-in Capital		Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2013	13,099,356	$0	$(60,086)	$632,534	$572,448
Net income				181,200	181,200
Other comprehensive income (loss)			(6,846)		(6,846)
Cash dividends ($3.30 per share)				(41,962)	(41,962)
Repurchases of common stock	(568,610)	(1,702)		(210,331)	(212,033)
Stock-based compensation	299	1,702		8	1,710
Balance at September 30, 2014	12,531,045	$0	$(66,932)	$561,449	$494,517

Balance at December 31, 2014	12,446,365	$0	$(139,160)	$560,201	$421,041
Net income				184,689	184,689
Other comprehensive income (loss)			1,294		1,294
Cash dividends ($4.20 per share)				(51,605)	(51,605)
Repurchases of common stock	(456,483)	(2,541)		(178,068)	(180,609)
Tax benefit from stock-based compensation		374			374
Tax withholdings related to stock-based compensation	(3,135)	(3)		(1,196)	(1,199)
Stock-based compensation	(532)	2,170		26	2,196
Balance at September 30, 2015	11,986,215	$0	$(137,866)	$514,047	$376,181

See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands)	Nine Months Ended September 30,
	2015	2014
Cash and cash equivalents at beginning of year	$103,003	$238,703
Cash flows from operating activities:
Net income	184,689	181,200
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	31,378	31,244
Noncash pension and postretirement expense	16,946	12,607
Deferred income tax (benefit) expense	(1,472)	5,623
Unrealized gain on derivative instruments, net	(583)	(614)
Working capital changes	(27,858)	(58,699)
Cash pension and postretirement contributions	(20,007)	(17,449)
Proceeds from legal settlements	0	5,150
Other, net	5,255	2,616
Cash provided from (used in) operating activities	188,348	161,678
Cash flows from investing activities:
Capital expenditures	(84,206)	(38,949)
Deposits for interest rate swap	(15,136)	(5,867)
Return of deposits for interest rate swap	15,660	6,600
Other, net	(4,947)	(5,004)
Cash provided from (used in) investing activities	(88,629)	(43,220)
Cash flows from financing activities:
Net borrowings under revolving credit facility	144,000	35,000
Dividends paid	(51,605)	(41,962)
Repurchases of common stock	(180,609)	(209,336)
Other, net	804	4,432
Cash provided from (used in) financing activities	(87,410)	(211,866)
Effect of foreign exchange on cash and cash equivalents	(4,985)	(3,759)
Increase (decrease) in cash and cash equivalents	7,324	(97,167)
Cash and cash equivalents at end of period	$110,327	$141,536

Supplemental disclosure of non-cash transactions:
Additions to property, plant, and equipment included in current liabilities	$10,357	$3,754

See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Financial Statement Presentation
In the opinion of management, the accompanying consolidated financial statements of NewMarket Corporation and its subsidiaries contain all necessary adjustments for the fair statement of, in all material respects, our consolidated financial position as of September 30, 2015 and December 31, 2014, our consolidated results of operations and comprehensive income for the third quarter and nine months ended September 30, 2015 and September 30, 2014, and our changes in shareholders' equity and cash flows for the nine months ended September 30, 2015 and September 30, 2014. All adjustments are of a normal, recurring nature, unless otherwise disclosed. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the NewMarket Corporation Annual Report on Form 10-K for the year ended December 31, 2014 (2014 Annual Report), as filed with the Securities and Exchange Commission. The results of operations for the three and nine month periods ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015. The December 31, 2014 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
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

Consolidated Revenue by Segment

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Petroleum additives
Lubricant additives	$439,808	$483,574	$1,360,602	$1,470,344
Fuel additives	96,376	102,044	287,710	306,824
Total	536,184	585,618	1,648,312	1,777,168
All other	4,749	4,049	12,896	9,359
Consolidated revenue	$540,933	$589,667	$1,661,208	$1,786,527

Segment Operating Profit

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Petroleum additives	$100,515	$94,310	$299,592	$299,578
All other	1,207	399	3,522	1,792
Segment operating profit	101,722	94,709	303,114	301,370
Corporate, general, and administrative expenses	(4,196)	(6,320)	(16,751)	(18,448)
Interest and financing expenses, net	(3,538)	(4,168)	(10,936)	(12,678)
Gain (loss) on interest rate swap agreement (a)	(3,479)	113	(4,365)	(4,390)
Other income (expense), net	177	(73)	297	119
Income before income tax expense	$90,686	$84,261	$271,359	$265,973

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

3.    Pension Plans and Other Postretirement Benefits
The table below shows cash contributions made during the nine months ended September 30, 2015, as well as the remaining cash contributions we expect to make during the year ending December 31, 2015, for our domestic and foreign pension plans and domestic postretirement benefit plan.

(in thousands)	Actual Cash Contributions for Nine Months Ended September 30, 2015	Expected Remaining Cash Contributions for Year Ending December 31, 2015
Domestic plans
Pension benefits	$14,491	$4,830
Postretirement benefits	977	326
Foreign plans
Pension benefits	4,539	1,486

The tables below present information on net periodic benefit cost (income) for our pension and postretirement benefit plans.

	Domestic
	Pension Benefits		Postretirement Benefits
	Third Quarter Ended September 30,
(in thousands)	2015	2014	2015	2014
Service cost	$3,296	$2,430	$652	$577
Interest cost	2,987	2,727	626	672
Expected return on plan assets	(5,167)	(4,482)	(320)	(327)
Amortization of prior service cost (credit)	25	25	(252)	1
Amortization of actuarial net loss (gain)	1,698	914	0	(181)
Net periodic benefit cost (income)	$2,839	$1,614	$706	$742

	Domestic
	Pension Benefits		Postretirement Benefits
	Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Service cost	$9,776	$7,205	$2,074	$1,387
Interest cost	8,952	8,202	2,139	2,054
Expected return on plan assets	(15,350)	(13,143)	(965)	(983)
Amortization of prior service cost (credit)	75	75	(251)	6
Amortization of actuarial net loss (gain)	5,168	2,869	0	(534)
Net periodic benefit cost (income)	$8,621	$5,208	$2,997	$1,930

	Foreign
	Pension Benefits		Postretirement Benefits
	Third Quarter Ended September 30,
(in thousands)	2015	2014	2015	2014
Service cost	$1,807	$1,494	$0	$0
Interest cost	1,198	1,459	0	0
Expected return on plan assets	(1,592)	(1,950)	0	0
Amortization of prior service credit	(24)	(25)	0	0
Amortization of actuarial net loss	386	273	0	0
Settlements and curtailments	0	1,817	0	0
Net periodic benefit cost (income)	$1,775	$3,068	$0	$0

	Foreign
	Pension Benefits		Postretirement Benefits
	Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Service cost	$5,657	$4,495	$0	$3
Interest cost	3,717	4,583	0	41
Expected return on plan assets	(5,145)	(6,127)	0	0
Amortization of prior service credit	(72)	(77)	0	0
Amortization of transition obligation	0	0	0	5
Amortization of actuarial net loss	1,171	843	0	8
Settlements and curtailments	0	1,817	0	(122)
Net periodic benefit cost (income)	$5,328	$5,534	$0	$(65)

The 2014 settlements and curtailments amounts in the tables above reflect the termination of the Canadian hourly pension plan and the Canadian postretirement benefit plan and the curtailment of the Canadian salaried pension plan.

During the third quarter of 2015, we changed our domestic postretirement plan resulting in a negative plan amendment. As a result, the domestic postretirement plan liabilities were remeasured at September 1, 2015 resulting in a non-cash improvement in the funded position. The adjustment to accumulated other comprehensive loss is reflected in prior service cost and will be amortized into expense.

4.    Earnings Per Share
We had 19,441 shares of nonvested restricted stock at September 30, 2015 and 19,430 shares of nonvested restricted stock at September 30, 2014 that were excluded from the calculation of diluted earnings per share, as their effect on earnings per share would be anti-dilutive.
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

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per-share amounts)	2015	2014	2015	2014
Earnings per share numerator:
Net income attributable to common shareholders before allocation of earnings to participating securities	$62,009	$56,913	$184,689	$181,200
Earnings allocated to participating securities	126	81	395	273
Net income attributable to common shareholders after allocation of earnings to participating securities	$61,883	$56,832	$184,294	$180,927
Earnings per share denominator:
Weighted-average number of shares of common stock outstanding - basic and diluted	12,187	12,549	12,336	12,745
Earnings per share - basic and diluted	$5.08	$4.53	$14.94	$14.20

5.    Intangibles (Net of Amortization) and Goodwill

The net carrying amount of intangibles and goodwill was $12 million at September 30, 2015 and $17 million at December 31, 2014. The gross carrying amount and accumulated amortization of each type of intangible asset and goodwill are presented in the table below.

	September 30, 2015		December 31, 2014
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Formulas and technology	$88,786	$85,658	$88,824	$82,050
Contracts	4,476	3,991	4,476	3,655
Customer bases	6,982	3,555	6,994	3,336
Trademarks and trade names	1,556	885	1,571	769
Goodwill	4,700		4,804
	$106,500	$94,089	$106,669	$89,810

All of the intangibles relate to the petroleum additives segment. The change in the gross carrying amount between 2014 and 2015 is due to foreign currency fluctuations. There is no accumulated goodwill impairment.
Amortization expense was (in thousands):

Third quarter ended September 30, 2015	$1,428
Nine months ended September 30, 2015	4,279
Third quarter ended September 30, 2014	1,576
Nine months ended September 30, 2014	4,727

Estimated amortization expense for the remainder of 2015, as well as annual amortization expense related to our intangible assets for the next five years, is expected to be (in thousands):

2015	$1,431
2016	1,891
2017	730
2018	700
2019	678
2020	319

We amortize contracts over 10 years; customer bases over 20 years; formulas and technology over 10 to 20 years; and trademarks and trade names over 10 years.

6.    Long-term Debt

(in thousands)	September 30, 2015	December 31, 2014
Senior notes - 4.10% due 2022	$349,571	$349,526
Revolving credit facility	158,000	14,000
	$507,571	$363,526

The outstanding senior notes have an aggregate principal amount of $350 million and are registered under the Securities Act of 1933.
The following table provides information related to the unused portion of our revolving credit facility:

(in thousands)	September 30, 2015	December 31, 2014
Maximum borrowing capacity under the revolving credit facility	$650,000	$650,000
Outstanding borrowings under the revolving credit facility	158,000	14,000
Outstanding letters of credit	2,783	3,271
Unused portion of revolving credit facility	$489,217	$632,729

The average interest rate for borrowings under our revolving credit facility was 2.1% during the first nine months of 2015 and 2.9% during 2014.
We were in compliance with all covenants under our debt agreements at September 30, 2015 and at December 31, 2014.

7.    Commitments and Contingencies
Information on certain commitments and contingencies follows.
Legal Matters
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

In late 2013, Afton Chemical Corporation (Afton) initiated a voluntary self-audit of its compliance with certain sections of the Toxic Substances Control Act (TSCA) under the Environmental Protection Agency's (EPA) audit policy (Audit Policy). If any potential TSCA violations are discovered during the audit, we would voluntarily disclose them to the EPA under the Audit Policy. In August 2014, the EPA TSCA staff began its own TSCA inspection of both Afton and Ethyl. While it is not possible to predict or determine with certainty the outcome, we do not believe that any findings identified as a result of our audit or the EPA’s TSCA inspection will have a material adverse effect on our consolidated results of operations, financial condition, or cash flows.
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
Environmental
We are involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination, disposal of hazardous waste, and other environmental matters at several of our current or former facilities, or at third-party sites where we have been designated as a potentially responsible party (PRP). While we believe we are currently adequately accrued for known environmental issues, it is possible that unexpected future costs could have a significant impact on our financial position, results of operations, and cash flows. Our total accruals for environmental remediation, dismantling, and decontamination were approximately $18 million at both September 30, 2015 and December 31, 2014.
Our more significant environmental sites include a former TEL plant site in Louisiana (the Louisiana site) and a former Houston, Texas plant site (the Texas site). Together, the amounts accrued on a discounted basis related to these sites represented approximately $11 million of the total accrual at both September 30, 2015 and December 31, 2014, using discount rates ranging from 3% to 9%. Of the total accrued for these two sites, the amount related to remediation of groundwater and soil was $5 million for the Louisiana site at both September 30, 2015 and December 31, 2014. The amount related to remediation of groundwater and soil for the Texas site was $5 million at September 30, 2015 and $6 million at December 31, 2014. The aggregate undiscounted amount for these sites was $15 million at both September 30, 2015 and December 31, 2014.
In 2000, the EPA named us as a PRP under Superfund law for the clean-up of soil and groundwater contamination at the five grouped disposal sites known as "Sauget Area 2 Sites" in Sauget, Illinois. Without admitting any fact, responsibility, fault, or liability in connection with this site, we are participating with other PRPs in site investigations and feasibility studies. In December 2013, the EPA issued its Record of Decision confirming its remedies for the selected Sauget Area 2 sites. We have accrued our estimated proportional share of the remedial costs and expenses addressed in the Record of Decision. We do not believe there is any additional information available as a basis for revision of the liability that we have established at September 30, 2015. The amount accrued for this site is not material.

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
Our foreign operations expose us to fluctuations of foreign exchange rates. These fluctuations may impact our results of operations, financial position, and cash flows. To manage this exposure, we sometimes enter into foreign currency forward contracts to minimize currency exposure due to cash flows from foreign operations. There were no such contracts outstanding at September 30, 2015 or December 31, 2014.

Non-designated Hedges
On June 25, 2009, we entered into an interest rate swap with Goldman Sachs in the notional amount of $97 million and with a maturity date of January 19, 2022 (Goldman Sachs interest rate swap). NewMarket entered into the Goldman Sachs interest rate swap in connection with the termination of a loan application and related rate lock agreement between Foundry Park I (a subsidiary of the company) and Principal Commercial Funding II, LLC (Principal). When the rate lock agreement was originally executed in 2007, Principal simultaneously entered into an interest rate swap with a third party to hedge Principal’s exposure to fluctuation in the ten-year United States Treasury Bond rate. Upon the termination of the rate lock agreement on June 25, 2009, Goldman Sachs assumed Principal’s position with the third party and entered into an offsetting interest rate swap with NewMarket. Under the terms of this interest rate swap, NewMarket is making fixed rate payments at 5.3075% and Goldman Sachs makes variable rate payments based on three-month LIBOR. We have collateralized this exposure through cash deposits posted with Goldman Sachs amounting to $27 million at September 30, 2015 and $28 million at December 31, 2014.
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

	Liability Derivatives
	September 30, 2015		December 31, 2014
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Not Designated as Hedging Instruments
Goldman Sachs interest rate swap	Accrued expenses and Other noncurrent liabilities	$22,807	Accrued expenses and Other noncurrent liabilities	$23,389

The following table presents the effect of our derivative financial instruments on the Consolidated Statements of Income.
Effect of Derivative Instruments on the Consolidated Statements of Income
Non-Designated Derivatives
(in thousands)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Third Quarter Ended September 30,		Nine Months Ended September 30,
		2015	2014	2015	2014
Goldman Sachs interest rate swap	Other income (expense), net	$(3,479)	$113	$(4,365)	$(4,390)

Credit-risk Related Contingent Features
The agreement we have with our current derivative counterparty contains a provision where we could be declared in default on our derivative obligation if repayment of indebtedness is accelerated by our lender(s) due to our default on the indebtedness.
As of September 30, 2015, the fair value of the derivative in a net liability position related to this agreement, which includes accrued interest but excludes any adjustment for nonperformance risk, was $23 million. We have minimum collateral posting thresholds with the counterparty and have posted cash collateral of $27 million as of September 30, 2015. If required, we could have settled our obligations under the agreement at the termination value of $23 million at September 30, 2015.

9.    Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
The balances of, and changes in, the components of accumulated other comprehensive loss, net of tax, consist of the following:

(in thousands)	Pension Plans and Other Postretirement Benefits	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2013	$(44,493)	$(15,593)	$(60,086)
Other comprehensive income (loss) before reclassifications	(591)	(9,437)	(10,028)
Amounts reclassified from accumulated other comprehensive loss (a)	3,182	0	3,182
Other comprehensive income (loss)	2,591	(9,437)	(6,846)
Balance at September 30, 2014	$(41,902)	$(25,030)	$(66,932)

Balance at December 31, 2014	$(95,119)	$(44,041)	$(139,160)
Other comprehensive income (loss) before reclassifications	20,193	(22,791)	(2,598)
Amounts reclassified from accumulated other comprehensive loss (a)	3,892	0	3,892
Other comprehensive income (loss)	24,085	(22,791)	1,294
Balance at September 30, 2015	$(71,034)	$(66,832)	$(137,866)

(a) The pension plan and other postretirement benefit components of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (income). See Note 3 in this Form 10-Q and Note 18 in our 2014 Annual Report for further information.

The amount in the table above for other comprehensive income (loss) before reclassifications for Pension Plans and Other Postretirement Benefits at September 30, 2015 primarily includes the non-cash impact of a negative plan amendment to our domestic postretirement plan. The postretirement plan liabilities were remeasured at September 1, 2015 resulting in an improved funded position. The after-tax adjustment to accumulated other comprehensive loss of $22.0 million is reflected in prior service cost and will be amortized into expense.

10.    Fair Value Measurements
The following table provides information on assets and liabilities measured at fair value on a recurring basis. No material events occurred during the nine months ended September 30, 2015 requiring adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

	Carrying Amount in Condensed Consolidated Balance Sheets		Fair Value Measurements Using
		Fair Value	Level 1	Level 2	Level 3
(in thousands)	September 30, 2015
Cash and cash equivalents	$110,327	$110,327	$110,327	$0	$0
Cash deposit for collateralized interest rate swap	27,259	27,259	27,259	0	0
Interest rate swap liability	22,807	22,807	0	22,807	0

	December 31, 2014
Cash and cash equivalents	$103,003	$103,003	$103,003	$0	$0
Cash deposit for collateralized interest rate swap	27,783	27,783	27,783	0	0
Interest rate swap liability	23,389	23,389	0	23,389	0

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
Although we have determined that the majority of the inputs used to value our derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustment associated with the derivative utilizes Level 3 inputs. These Level 3 inputs include estimates of current credit spreads to evaluate the likelihood of default by both us and the counterparties to the derivative. As of September 30, 2015 and December 31, 2014, we have assessed the significance of the impact of the credit valuation adjustment on the overall valuation of our derivative and have determined that the credit valuation adjustment is not significant to the overall valuation of the derivative. Accordingly, we have determined that our derivative valuation should be classified in Level 2 of the fair value hierarchy.
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

	September 30, 2015		December 31, 2014
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$507,571	$530,071	$363,526	$388,581

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

Overview
During the first nine months of 2015, our business continued to perform well in a business climate marked by slower world economic growth and a strong U.S. Dollar. While revenue was down from the first nine months of 2015, primarily due to lower selling prices and foreign currency impacts, petroleum additives operating profit was about even with the first nine months of 2014. Product shipments were also substantially unchanged from the first nine months of 2014. We continue to invest in organizational talent, technology development and processes, and global infrastructure, consisting of technical centers and production capacity, in support of our business. In addition, we continue to generate cash that is in excess of the needs of the business, including increased working capital requirements. We continue to manage our business for the long-run with the goal of helping our customers succeed in their marketplaces.
Also, during the first nine months of 2015, we repurchased 456,483 shares of our common stock at a total cost of $180.6 million.

Results of Operations
Revenue
Consolidated revenue for the third quarter of 2015 totaled $540.9 million, representing a decrease of approximately 8.3% from the third quarter of 2014 of $589.7 million. Consolidated revenue for the first nine months of 2015 was $1.7 billion which was a decrease of 7.0% from the first nine months of 2014 revenue of $1.8 billion. The following table shows revenue by segment and product line.

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Petroleum additives
Lubricant additives	$439.8	$483.6	$1,360.6	$1,470.4
Fuel additives	96.4	102.0	287.7	306.8
Total	536.2	585.6	1,648.3	1,777.2
All other	4.7	4.1	12.9	9.3
Consolidated revenue	$540.9	$589.7	$1,661.2	$1,786.5

Petroleum Additives Segment
The regions in which we operate include North America (the United States and Canada), Latin America (Mexico, Central America, and South America), Asia Pacific, and the Europe/Middle East/Africa/India (EMEAI) region. While there is some fluctuation, the percentage of revenue generated in the regions remained fairly consistent when comparing the first nine months of 2015 with the same period in 2014, as well as with the full year in 2014. In addition, the percentage of lubricant additives sales and fuel additives sales is also substantially consistent between periods.
Petroleum additives net sales for the third quarter of 2015 of $536.2 million decreased $49.4 million, or approximately 8.4%, from $585.6 million for the third quarter of 2014. While net sales in the Latin America region were substantially unchanged when comparing the two third quarter periods, the North America, Asia Pacific, and EMEAI regions all reflected decreased revenue when comparing the same periods of 2015 and 2014. Similarly, petroleum additives net sales for the first nine months of 2015 of $1.6 billion decreased $128.9 million, or approximately 7.3%, from $1.8 billion for the first nine months of 2014. The decrease for the nine month comparison was across all regions except the Latin America region, with most of the decrease in the EMEAI region.
The following table details the approximate components of the decrease in net sales between the third quarter and nine months of 2015 and 2014.

(in millions)	Third Quarter	Nine Months
Period ended September 30, 2014	$585.6	$1,777.2
Lubricant additives shipments	(7.3)	(26.9)
Fuel additives shipments	7.2	19.3
Selling prices, including changes in customer mix	(25.1)	(47.8)
Foreign currency impact, net	(24.2)	(73.5)
Period ended September 30, 2015	$536.2	$1,648.3
Lower selling prices and an unfavorable foreign currency impact were approximately equal impacts to the decrease in net sales when comparing the two third quarter periods. Consistent with the first half of the year, the biggest driver of the decrease in petroleum additives net sales when comparing the first nine months of 2015 and 2014 resulted from an unfavorable foreign currency impact. Lower selling prices, including changes in customer mix, were also factors in the nine months comparison. From a foreign currency perspective, the U.S. Dollar strengthened against all of the major currencies in which we transact, primarily the Euro and the Japanese Yen.
The volume of product shipments was substantially unchanged for petroleum additives when comparing both the third quarter and nine months periods of 2015 and 2014. However, on a worldwide basis, lubricant additives shipments were down slightly when comparing both the two third quarter and nine months periods of 2015 and 2014, while fuel additive shipments increased across both comparative periods. The decrease in the lubricant additives product shipments for the third quarter comparison was in the North America and Asia Pacific regions partially offset by smaller increases in Latin America and EMEAI. For the nine months comparison, lubricant additives product shipments were lower in 2015 in North America, Asia Pacific, and EMEAI regions with an increase in the Latin America region. The increase in the volume of product shipments in fuel additives for both the third quarter and nine months comparison periods was across all regions except for the Asia Pacific region, which reflected a small decrease.

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
The following table reports segment operating profit for the third quarter and nine months ended September 30, 2015 and September 30, 2014.

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Petroleum additives	$100.5	$94.3	$299.6	$299.6
All other	$1.2	$0.4	$3.5	$1.8

Petroleum Additives Segment
The petroleum additives segment operating profit increased $6.2 million when comparing the third quarter of 2015 to the third quarter of 2014 and was essentially unchanged when comparing the first nine months of 2015 to the same period in 2014. The increase for the third quarter was predominantly reflected in the fuel additives product line. Both comparative periods included the impacts of the same factors that affected gross profit (see discussion below) including an unfavorable foreign currency impact. The operating profit margin was 18.7% for the third quarter of 2015 as compared to 16.1% for the third quarter of 2014 and was 18.2% for the nine months of 2015 as compared to 16.9% for the nine months of 2014. For the rolling four quarters ended September 30, 2015, the operating profit margin for petroleum additives was 17.5%, which is in line with our expectations of the performance of our business over the long-term. While operating profit margins will fluctuate from quarter to quarter due to multiple factors, we do not operate our business differently from quarter to quarter. We believe the fundamentals of our business and industry are unchanged. Our continued focus is on developing and delivering innovative, technology-driven solutions to our customers.
Gross profit results increased $8.6 million when comparing the third quarter periods of 2015 and 2014 and increased $16.3 million when comparing the nine month periods of 2015 and 2014. Cost of sales as a percentage of revenue was 67.8% for the third quarter of 2015, down from 72.0% for the third quarter of 2014 and 68.5% for the nine months of 2015, down from 71.7% for the nine months of 2014.
When comparing both the third quarters of 2015 and 2014 and the first nine months of 2015 and 2014, the primary factor in the increase in gross profit resulted from a favorable raw material variance substantially due to lower costs. The favorable raw material variance contributed over 100% of the change, but was substantially offset by an unfavorable selling price variance. The effect of the volume variance in product shipments, as discussed in the Revenue section above, as well as conversion costs, were not significant factors when comparing the two third quarter or nine months periods. The sales price variance for both the third quarter and nine month comparative periods included the unfavorable impact from foreign currency rates as discussed in the Revenue section above.
Selling, general, and administrative expenses (SG&A) for the third quarter of 2015 were $0.7 million, or 2.1%, lower as compared to the third quarter of 2014 and $0.9 million, or 0.9%, higher for the first nine months of 2015 as compared to the first nine months of 2014. SG&A as a percentage of revenue was 6.2% for the third quarter of 2015, 5.8% for the third quarter of 2014, 6.1% for the nine months of 2015, and 5.6% for the nine months of 2014. Our SG&A costs are primarily personnel-related and include salaries, benefits, and other costs associated with our workforce. There were no significant changes in the drivers of these costs when comparing the two periods.
Our investment in research, development, and testing (R&D) for the third quarter of 2015 increased $3.1 million, or 8.5%, from the third quarter of 2014 and increased $15.3 million, or 14.8%, when comparing the first nine months of 2015 and 2014. For both the third quarter and nine month comparative periods, the increase was in support of the lubricant additives product line, with very small decreases in the fuel additives product line. The increase in R&D investments reflects our efforts to support the development of additives that meet our customers' needs, as well as new standards, and to expand into new product solution areas. As a percentage of revenue, R&D was 7.3% for the third quarter of 2015, 6.1% for the third quarter of 2014, 7.2% for nine months of 2015, and 5.8% for the nine months of 2014. Our approach to R&D investment, as it is with SG&A, is one of purposeful spending on programs to support our current product base and to ensure that we develop products to support our customers' programs in the future. R&D investments include personnel-related costs, as well as internal and external testing of our products.

The following discussion references the Consolidated Financial Statements beginning on page 3 of this Quarterly Report on Form 10-Q.

Interest and Financing Expenses
Interest and financing expenses were $3.5 million for the third quarter of 2015, $4.2 million for the third quarter of 2014, $10.9 million for the first nine months of 2015 and $12.7 million for the first nine months of 2014. The small decrease in interest and financing expenses between both the third quarters and first nine months of 2015 and 2014 resulted primarily from lower fees and amortization.

Other Income (Expense), Net
Other income (expense), net was expense of $3.4 million for the third quarter of 2015, income of $0.4 million for the third quarter of 2014, expense of $4.0 million for the first nine months of 2015, and expense of $4.0 million for the first nine months of 2014. The amounts for all periods primarily reflected the impact from a derivative instrument representing an interest rate swap recorded at fair value through earnings. See Note 8 for additional information on the interest rate swap.

Income Tax Expense
Income tax expense was $28.7 million for the third quarter of 2015 and $27.3 million for the third quarter of 2014. The effective tax rate was 31.6% for the third quarter of 2015 and 32.5% for the third quarter of 2014. The increase in income before income tax expense resulted in higher income taxes of $2.1 million when comparing the two third quarter periods, partially offset by the effects of a lower tax rate.
Income tax expense was $86.7 million for the first nine months of 2015 and $84.8 million for the first nine months of 2014. The effective tax rate was 31.9% for both the nine months of 2015 and the nine months of 2014. The increase in income before income tax expense resulted in higher income tax expense of $1.7 million, with the remainder of the change in income tax expense due to a very slight change in the effective tax rate.
The changes in the effective tax rate for both the third quarter of 2015 and first nine months of 2015 when comparing to the same 2014 periods reflects higher state tax expense as a result of changing laws in various states in which we operate, as well as a greater percentage of income earned in the United States versus foreign jurisdictions in 2015 as compared to 2014. The effective tax rates for both the third quarters and first nine months of the 2015 and 2014 periods included the benefit of income in foreign jurisdictions with lower tax rates than the United States tax rate, as well as a substantial benefit from the domestic manufacturing tax deduction. Neither the 2015 nor 2014 tax rates included a benefit for the research and development tax credit, as this credit had not been extended to either year by the United States Congress at the end of the reporting periods.

Cash Flows, Financial Condition, and Liquidity
Cash and cash equivalents at September 30, 2015 were $110.3 million, which was an increase of $7.3 million since December 31, 2014.
Cash and cash equivalents held by our foreign subsidiaries amounted to approximately $100.8 million at September 30, 2015 and $100.2 million at December 31, 2014. A significant amount, but not all, of these foreign cash balances are associated with earnings that we have asserted are indefinitely reinvested. We plan to use these indefinitely reinvested earnings to support growth outside of the United States through funding of operating expenses, R&D expenses, capital expenditures, and other cash needs of our foreign subsidiaries. Periodically, we repatriate cash from our foreign subsidiaries to the United States through intercompany dividends. These intercompany dividends are paid only by subsidiaries whose earnings we have not asserted are indefinitely reinvested or whose earnings qualify as previously taxed income, as defined by the Internal Revenue Code. If circumstances were to change that would cause these indefinitely reinvested earnings to be repatriated, an incremental U.S. tax liability would be incurred. As part of our foreign subsidiary repatriation activities, we received cash dividends of $7.1 million for the nine months ended September 30, 2015 and $21.2 million for the nine months ended September 30, 2014.
We expect that cash from operations, together with borrowing available under our revolving credit facility, will continue to be sufficient to cover our operating needs for at least the next twelve months.

Cash Flows – Operating Activities
Cash flows provided from operating activities for the first nine months of 2015 were $188.3 million, including a decrease of $27.9 million due to higher working capital requirements, which excluded an unfavorable foreign currency impact to the components of working capital on the balance sheet.
The most significant effects to the change in working capital resulted from an increase in accounts receivable and a decrease in accounts payable, which was partially offset by a decrease in inventories. The higher accounts receivable balance was primarily due to higher sales levels in certain locations when comparing the third quarter of 2015 with the fourth quarter of 2014. The decrease in inventory was primarily the result of lower raw material costs, which also impacted the decrease in accounts payable along with normal timing differences.
Including cash and cash equivalents, as well as the impact of foreign currency on the balance sheet, we had total working capital of $546.3 million at September 30, 2015 and $537.5 million at December 31, 2014. The current ratio was 3.12 to 1 at September 30, 2015 and 3.07 to 1 at December 31, 2014.
Cash Flows – Investing Activities
Cash used in investing activities was $88.6 million during the first nine months of 2015 and included $84.2 million for capital expenditures. We estimate our total capital spending during 2015 will be approximately $100 million to $140 million, including anticipated spending on a new manufacturing facility in Singapore, as well as several improvements to our manufacturing and R&D infrastructure around the world. We expect to continue to finance capital spending through cash on hand and cash provided from operations, together with borrowing available under our $650 million revolving credit facility.
Cash Flows – Financing Activities
Cash used in financing activities during the first nine months of 2015 amounted to $87.4 million. The cash was mainly used to repurchase $180.6 million of our common stock and to pay dividends of $51.6 million. Our long-term debt of $507.6 million at September 30, 2015, increased approximately $144.0 million since December 31, 2014, due to the additional borrowing on our revolving credit facility.
Debt
At September 30, 2015, in addition to the revolving credit facility which is discussed below, we had outstanding senior notes in the aggregate principal amount of $350 million that bear interest at a fixed rate of 4.10% and are due in 2022. These senior notes are registered under the Securities Act of 1933.
Revolving Credit Facility – At September 30, 2015, we had a $650 million multicurrency revolving credit facility, with a $100 million sublimit for multicurrency borrowings, a $75 million sublimit for letters of credit, and a $20 million sublimit for swingline loans. The agreement includes an expansion feature, which allows us, subject to certain conditions, to request an increase to the aggregate amount of the revolving credit facility or obtain incremental term loans in an amount up to $150 million. Borrowings bear interest at variable rates. The revolving credit facility matures on October 28, 2019.
The following table provides information related to the unused portion of our revolving credit facility:

(in millions)	September 30, 2015	December 31, 2014
Maximum borrowing capacity under the revolving credit facility	$650.0	$650.0
Outstanding borrowings under the revolving credit facility	158.0	14.0
Outstanding letters of credit	2.8	3.3
Unused portion of revolving credit facility	$489.2	$632.7

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
At September 30, 2015, the Leverage Ratio was 1.29 and the Interest Coverage Ratio was 24.49, while at December 31, 2014 the Leverage Ratio was 0.93 and the Interest Coverage Ratio was 21.65. We were in compliance with all covenants under both the revolving credit facility and the 4.10% senior notes at September 30, 2015 and December 31, 2014.

As a percentage of total capitalization (total long-term debt and shareholders’ equity), our total long-term debt percentage increased from 46.3% at December 31, 2014 to 57.4% at September 30, 2015. The change in the percentage was the result of a decrease in shareholders’ equity, as well as the increase in long-term debt. The decrease in shareholders’ equity reflects our earnings and an improvement in the underfunded position of a retirement plan (see Note 9), offset by the impact of dividend payments, stock repurchases, redemption of a stock award, and changes in the foreign currency translation adjustment. Normally, we repay any outstanding long-term debt with cash from operations or refinancing activities.

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

Outlook
We are pleased with our performance and operational results for the first three quarters of 2015. The results reinforce our confidence in our customer-focused strategy and approach to the market. We continue to believe the fundamentals of how we run our business - a long-term view, safety-first culture, customer-focused solutions, technology-driven product offerings, and world-class supply chain capability, - will continue to be beneficial for all of our stakeholders.

We continue to have expectations that our petroleum additives segment will deliver solid performance in 2015. We expect that the petroleum additives industry shipment demand will continue to grow at an average annual rate of 1% to 2% over the long-term, as there have been no significant changes in the positive fundamentals of the industry. We have made significant investments to expand our capabilities around the world over the last few years, which will continue during 2015. These investments have been and will continue to be in organizational talent, technology development and processes, and global infrastructure, consisting of technical centers, production capacity, and geographic expansion. In 2014, we broke ground on our new Singapore manufacturing facility, continuing our commitment to global investment in support of our customers. We expect to complete construction of Phase One of the new Singapore facility in late 2015, with commercial production in early 2016. In addition, we have also announced the second phase of investment in the Singapore facility, which includes additional component production units that will more than double the investment in the Singapore facility. Phase Two is scheduled to be completed in 2017. We intend to utilize these new capabilities to improve our ability to deliver the solutions that our customers value and to expand our global reach and improve profits. We will continue to invest in our capabilities to provide even better service, technology, and customer solutions.

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

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk
At September 30, 2015, there were no material changes in our market risk from the information provided in the 2014 Annual Report.

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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds
On April 24, 2014, our Board of Directors approved a share repurchase program authorizing management to repurchase up to $400 million of NewMarket's outstanding common stock until December 31, 2016, as market conditions warrant and covenants under our existing agreements permit. We may conduct the share repurchases in the open market and in privately negotiated transactions. The repurchase program does not require NewMarket to acquire any specific number of shares and may be terminated or suspended at any time. Approximately $76 million remained available under the 2014 authorization at September 30, 2015. The following table outlines the purchases during the third quarter of 2015 under this authorization.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31	49,161	$431.26	49,161	$226,090,060
August 1 to August 31	292,337	388.57	292,337	112,497,052
September 1 to September 30	93,902	387.79	93,902	76,082,894
Total	435,400	393.22	435,400	76,082,894

On October 21, 2015, our Board of Directors approved a new share repurchase program authorizing management to repurchase up to $500 million of NewMarket's outstanding common stock until December 31, 2018, as market conditions warrant and covenants under our existing debt agreements permit. We may conduct the share repurchases in the open market and in privately negotiated transactions. The repurchase program does not require NewMarket to acquire any specific number of shares and may be terminated or suspended at any time. The 2014 share repurchase program was terminated.

ITEM 6.     Exhibits

Exhibit 3.1	Articles of Incorporation Amended and Restated effective April 27, 2012 (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 1-32190) filed April 30, 2012)
Exhibit 3.2	NewMarket Corporation Bylaws Amended and Restated effective August 6, 2015 (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 1- 32190) filed August 6, 2015)
Exhibit 10.1	Summary of Directors’ Compensation*
Exhibit 31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald
Exhibit 31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Brian D. Paliotti
Exhibit 32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald
Exhibit 32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Brian D. Paliotti
Exhibit 101	XBRL Instance Document and Related Items

*	Indicates management contracts, compensatory plans or arrangements of the company required to be filed as an exhibit

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMARKET CORPORATION
(Registrant)

Date: October 28, 2015	By: /s/ Brian D. Paliotti
Brian D. Paliotti
Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: October 28, 2015	By: /s/ William J. Skrobacz
William J. Skrobacz
Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 10.1	Summary of Directors’ Compensation*
Exhibit 31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald
Exhibit 31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Brian D. Paliotti
Exhibit 32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald
Exhibit 32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Brian D. Paliotti
Exhibit 101	XBRL Instance Document and Related Items