Form 10-K
period 2015-12-31
NEWMARKET CORP
filed 2016-02-12
CIK 1282637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter): $4,069,027,770*
Number of shares of Common Stock outstanding as of January 31, 2016: 11,849,579

DOCUMENTS INCORPORATED BY REFERENCE
Portions of NewMarket Corporation’s definitive Proxy Statement for its 2016 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 are incorporated by reference into Part III of this Annual Report on Form 10-K.

*
In determining this figure, an aggregate of 3,257,554 shares of Common Stock as beneficially owned by Bruce C. Gottwald and members of his immediate family have been excluded and treated as shares held by affiliates. See Item 12. The aggregate market value has been computed on the basis of the closing price on the New York Stock Exchange on June 30, 2015.

Form 10-K

PART I

ITEM 1.	BUSINESS
NewMarket Corporation (NewMarket) (NYSE: NEU) is a holding company and is the parent company of Afton Chemical Corporation (Afton), Ethyl Corporation (Ethyl), NewMarket Services Corporation (NewMarket Services), and NewMarket Development Corporation (NewMarket Development).
Each of our subsidiaries manages its own assets and liabilities. Afton encompasses the petroleum additives business, while Ethyl represents the sale of tetraethyl lead (TEL) in North America and certain petroleum additives manufacturing operations. NewMarket Development manages the property that we own in Virginia. NewMarket Services provides various administrative services to NewMarket, Afton, Ethyl, and NewMarket Development. NewMarket Services departmental expenses and other expenses are billed to each subsidiary pursuant to services agreements between the companies.
References in this Annual Report on Form 10-K to “we,” “us,” “our,” and “NewMarket” are to NewMarket Corporation and its consolidated subsidiaries, unless the context indicates otherwise.
As a specialty chemicals company, Afton develops and manufactures highly formulated lubricant and fuel additive packages and markets and sells these products worldwide. Afton is one of the largest lubricant and fuel additives companies in the world. Lubricant and fuel additives are necessary products for efficient maintenance and reliable operation of all vehicles and machinery. From custom-formulated additive packages to market-general additives, we believe Afton provides customers with products and solutions that make engines run smoother, machines last longer, and fuels burn cleaner.
Through an open, flexible, and collaborative style, Afton works closely with its customers to understand their business and help them meet their goals. This style has allowed Afton to develop long-term relationships with its customers in every major region of the world, which Afton serves through ten manufacturing facilities across the globe.
With more than 550 employees in research and development, Afton is dedicated to developing additive formulations that are tailored to our customers’ and the end-users’ specific needs. Afton’s portfolio of technologically-advanced, value-added products allows it to provide a full range of products, services, and solutions to its customers.
Ethyl provides contracted manufacturing and services to Afton and to third parties, and is a marketer of TEL in North America.
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
We were incorporated in the Commonwealth of Virginia in 2004. Our principal executive offices are located at 330 South Fourth Street, Richmond, Virginia, and our telephone number is (804) 788-5000. We employed 1,979 people at the end of 2015.
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
Lubricant Additives
Lubricant additives are essential ingredients for lubricating oils. Lubricant additives are used in a wide variety of vehicle and industrial applications, including engine oils, transmission fluids, off-road equipment, gear oils, hydraulic oils, turbine oils, industrial oils, metalworking fluids and virtually any other application where metal-to-metal moving parts are utilized. Lubricant additives are organic and synthetic chemical components that enhance wear protection, prevent deposits, and protect against the hostile operating environment of an engine, transmission, axle, hydraulic pump, or industrial machine.
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

•	heat removal—Lubricants act as coolants by removing heat resulting either from friction or through contact with other, higher temperature materials.

•	containment of contaminants—Lubricants function by carrying contaminants away from the machinery and neutralizing the harmful impact of the by-products created by combustion.
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
Key drivers of the engine oils market are the total vehicle miles driven, fuel economy, number of vehicles on the road, the average age of vehicles on the road, drain intervals, engine and crankcase size, changes in engine design, and temperature and specification changes driven by the OEMs. The extension of drain intervals has generally offset increased demand due to higher vehicle population, new hardware, and more miles driven. Afton offers products that enhance the performance of mineral, part-synthetic, and fully-synthetic engine oils.
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
The fuel additives submarket is characterized by more competitors. While we participate in many facets of the fuel additives market, our competitors tend to be more narrowly focused. In the gasoline detergent market, we compete mainly against BASF, Chevron Oronite Company LLC, and The Lubrizol Corporation. In the diesel and refinery markets, we compete mainly against The Lubrizol Corporation, Infineum, BASF, Clariant Ltd., and Innospec Inc. (Innospec). We also compete against other regional competitors in the fuel additives marketplace.
The competition among the participants in these industries is characterized by the need to provide customers with cost effective, technologically-capable products that meet or exceed industry specifications. The need to continually increase technology performance and lower cost through formulation technology and cost improvement programs is vital for success in this environment.
All Other—The “All other” category includes the operations of the TEL business (primarily sales of TEL in North America), as well as certain contracted manufacturing and services performed by Ethyl. The Ethyl plant facility is located in Houston, Texas and is substantially dedicated to terminal operations related to TEL and other fuel additives. The financial results of the petroleum additives production by Ethyl are reflected in the petroleum additives segment results. The “All other” category financial results include a service fee charged by Ethyl for its production services to Afton.
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
Research, Development, and Testing
Research, development, and testing (R&D) provides Afton with new performance-based solutions for our customers in the petroleum additives market. We develop products through a combination of chemical synthesis, formulation development, engineering design, and performance testing. In addition to developing new products, R&D provides our customers with data to substantiate product differentiation and technical support to assure total customer satisfaction.
We are committed to providing the most advanced products, comprehensive testing programs, and superior technical solutions to our customers and to OEMs worldwide. R&D expenditures, which totaled $158 million in 2015, $139 million in 2014, and $137 million in 2013, are expected to increase modestly in 2016. Afton continues to expand our internal testing, research, and customer support capabilities around the world in support of our goals of providing market-driven technical leadership and performance-based differentiation.
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
In 2015, we successfully launched new technologies across all of our lubricant additive and fuel additive product areas. We developed new engine oil products for passenger cars and commercial trucks in support of our customers in all the major regions of the world in which we operate. Research in the engine oil area continues to increase as we prepare for the new engine oil specifications in North America for passenger car motor oils and for commercial trucks. The new specification for commercial trucks will go into effect in 2016, and the new specification for passenger car motor oils in 2018. OEMs also continue to add their own requirements in addition to the general industry specifications, creating demand for new products tailored to the needs of individual OEMs.
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
We continue to provide leading technology in the fuel additives area. In 2015, new products were developed and launched in all product lines including gasoline performance additives and diesel performance additives, as well as additives used in the refining and distribution of fuels. Research is focused on the development of new technologies that perform well in new, modern engine designs and changing fuel properties, as well as addressing the growing need for increased fuel economy and emissions reduction. In addition, we continue to maintain close interactions with regulatory, industry, and OEM leaders to guide our development of future fuel additive technologies based on well-defined market needs.
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
In 2015, we continued to enhance our “Actively Caring” safety program, where people look out for the safety and welfare of others with courage and compassion, enabling the achievement of an injury-free environment. Our worldwide injury/illness recordable rate (which is the number of injuries per 200,000 hours worked) in 2015 was .54. Our performance is a demonstration of our safety-first culture and represents a focused effort by all of our employees. We are extremely proud of our accomplishments in this area. Both Afton and Ethyl continue to be top performers among their industry peers. While our safety performance is very strong, we strive for continual improvement with a vision of having zero injuries.
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
Our total accruals for environmental remediation, dismantling, and decontamination were approximately $17 million at December 31, 2015 and $18 million December 31, 2014.
As new technology becomes available, it may be possible to reduce accrued amounts. While we believe that we are currently fully accrued for known environmental issues, it is possible that unexpected future costs could have a significant financial impact on our financial position, results of operations, and cash flows.
We spent approximately $22 million in 2015, $22 million in 2014, and $19 million in 2013 for ongoing environmental operating and clean-up costs, excluding depreciation of previously capitalized expenditures. These environmental operating and clean-up expenses are primarily included in cost of goods sold.
For capital expenditures on pollution prevention and safety projects, we spent $13 million in 2015, $12 million in 2014, and $11 million in 2013. We expect expenditures in 2016 to be at a level similar to the previous three years.
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
In 2000, the Environmental Protection Agency (EPA) named us as a PRP under Superfund law for the clean-up of soil and groundwater contamination at the five grouped disposal sites known as "Sauget Area 2 Sites" in Sauget, Illinois. Without admitting any fact, responsibility, fault, or liability in connection with this site, we are participating with other PRPs in site investigations and feasibility studies. In December 2013, the EPA issued its Record of Decision confirming its remedies for the selected Sauget Area 2 sites. We have accrued our estimated proportional share of the remedial costs and expenses addressed in the Record of Decision. We do not believe there is any additional information available as a basis for revision of the liability that we have established at December 31, 2015. The amount accrued for this site is not material. We also have several other sites where we are in the process of environmental remediation and monitoring. See Note 17 for further information.

Geographic Areas
We have operations in the United States, Canada, Europe, Asia Pacific, India, Latin America, and the Middle East. The economies are generally stable in the countries where we do most of our business, although many of those countries have experienced economic downturns in the past few years. In countries with more political or economic uncertainty, we generally minimize our risk of loss by utilizing U.S. Dollar-denominated transactions, letters of credit, and prepaid transactions. Our foreign customers consist of global, national, and independent oil companies, as well as financially viable state-owned organizations.
The tables below report revenues and long-lived assets by geographic area, as well as by country for those countries with significant revenues or long-lived assets. Since our foreign operations are significant to our overall business, we are also presenting revenue in the table below by the major regions in which we operate. NewMarket assigns revenues to geographic areas based on the location to which the product was shipped to a third party. Long-lived assets in the table below include property, plant, and equipment, net of depreciation. The change in revenues during the three-year period is discussed more fully in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Net sales to one customer of our petroleum additives segment exceeded 10% of consolidated revenue in 2014 and 2013. Sales to Royal Dutch Shell plc and its affiliates (Shell) amounted to $261 million (11% of consolidated revenue) in 2014 and $253 million (11% of consolidated revenue) in 2013. These sales represent a wide range of products sold to multiple Shell affiliates around the world. No customer exceeded 10% of net sales in 2015.
Geographic Areas

	Years Ended December 31,
(in millions)	2015	2014	2013
Consolidated revenue
United States	$776	$811	$806
Europe, Middle East, Africa, India	669	784	760
Asia Pacific	436	471	462
Other foreign	260	269	252
Consolidated revenue	$2,141	$2,335	$2,280

	December 31,
(in millions)	2015	2014
Long-lived assets
United States	$198	$174
Singapore	113	37
Other foreign	91	97
Total long-lived assets	$402	$308
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
Executive Officers of the Registrant
The names and ages of all executive officers as of February 12, 2016 follow.

Name	Age	Positions
Thomas E. Gottwald	55	Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)
Brian D. Paliotti	39	Chief Financial Officer and Vice President (Principal Financial Officer)
Bruce R. Hazelgrove, III	55	Executive Vice President and Chief Administrative Officer
William J. Skrobacz	56	Controller (Principal Accounting Officer)
Cameron D. Warner, Jr.	57	Treasurer
M. Rudolph West	62	Vice President, General Counsel, and Secretary
Robert A. Shama	55	President, Afton Chemical Corporation
Our officers, at the discretion of the Board of Directors, hold office until the meeting of the Board of Directors following the next annual shareholders’ meeting. Mr. Gottwald and Mr. Hazelgrove have served in their capacity for at least the last five years. Mr. Paliotti, Mr. West, Mr. Skrobacz, Mr. Warner, and Mr. Shama have served in their capacities for less than five years.
Mr. Paliotti has been employed by NewMarket or Afton since 2008. Prior to being named Chief Financial Officer and Vice President effective January 1, 2015, Mr. Paliotti was Vice President, Finance, of NewMarket Services since 2013, Senior Financial Officer of NewMarket Services since 2011, and Financial Officer of Afton since 2008. Mr. West was named Vice President, General Counsel, and Secretary effective January 1, 2016. Prior to that date, Mr. West has served as Assistant General Counsel and Secretary for more than five years. Mr. Skrobacz joined NewMarket in May 2011 as Senior Manager, Business Assurance, and was appointed Controller Designate in September 2012. In May 2013, he was appointed Controller. Prior to joining NewMarket, Mr. Skrobacz served as Controller of UPS Freight, a wholly-owned subsidiary of United Parcel Service, Inc., since 2008. Mr. Warner has been employed by NewMarket for at least five years in various senior management capacities. Prior to being named Treasurer in 2011, Mr. Warner was Director—Treasury and Corporate Development since 2007. Mr. Shama has been employed by Afton for at least five years in various senior management capacities. Prior to being named President of Afton in 2013, he was Executive Vice President of Afton beginning in 2012 and Senior Vice President North America and Chief Marketing Officer in 2011. From 2008 to 2010, Mr. Shama was Vice President Sales and Marketing North America.

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
We face significant competition in all of the product lines and markets in which we compete. We expect that our competitors will develop and introduce new and enhanced products, which could cause a decline in the market acceptance of certain products we manufacture. In addition, as a result of price competition, we may be compelled to reduce the prices for some of our products, which could adversely affect our margins and profitability. Some of our competitors may also have greater financial, technological, and other resources than we have and may be able to maintain greater operating and financial flexibility than we are able to maintain. As a result, these competitors may be able to better withstand changes in conditions within our industry, changes in the prices for raw materials, and changes in general economic conditions.

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

Our principal customers are multinational oil companies primarily in the lubricant and fuel industries. These industries are characterized by the concentration of a few large participants. This concentration of customers affects our overall risk profile, since our customers will be similarly affected by changes in economic, geopolitical, and industry conditions. Many factors affect the level of our customers’ spending on our products, including, among others, general business conditions, changes in technology, interest rates, gasoline prices, and consumer confidence in future economic conditions. A sudden or protracted downturn in these industries could adversely affect the buying power of, and purchases by, our customers. The loss of a significant customer or a material reduction in purchases by a significant customer could reduce our revenues and negatively affect our profitability.

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
In 2015, sales to customers outside of the United States accounted for over 60% of consolidated revenue. We do business in all major regions of the world, some of which do not have stable economies or governments. In particular, we sell and market products in countries experiencing political and/or economic instability in the Middle East, Asia Pacific, Latin America, and Europe. Our international operations are subject to international business risks, including unsettled political conditions, expropriation, import and export restrictions, increases in royalties, exchange controls, national and regional labor strikes, taxes, government royalties, inflationary or unstable economies, currency exchange rate fluctuations, and changes in laws and policies governing operations of foreign-based companies (such as restrictions on repatriation of earnings or proceeds from liquidated assets of foreign subsidiaries). The occurrence of any one or a combination of these factors may increase our costs or have other adverse effects on our business.

•	A substantial amount of indebtedness could adversely impact our business and limit our operational and financial flexibility.
We have incurred, and may in the future incur, significant amounts of indebtedness to support our operations. Our indebtedness could, among other things, require us to dedicate a substantial portion of our cash flow to repaying our indebtedness, thus reducing the amount of funds available for other general corporate purposes; limit our ability to borrow additional funds necessary for working capital, capital expenditures or other general corporate purposes; and limit our flexibility in planning for, or reacting to, changes in our business.
Our ability to make payments on or refinance our indebtedness will depend on our ability to generate cash from operations in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control.
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

•
We may not be able to realize the expected benefits from investments in our infrastructure or future acquisitions, or it may take longer to realize those benefits than originally planned. The inability to achieve our objectives related to these activities could result in unanticipated expenses and losses.

As part of our business growth strategy, we intend to continue investing in our infrastructure and pursuing acquisitions. Our ability to implement these components of our growth strategy will be limited by the availability of financial resources, including cash and borrowing capacity, and our ability to identify appropriate acquisition or joint venture candidates. When we invest in infrastructure improvements (for example, building new plant facilities) or acquire new businesses, we consider the benefits we expect to realize from these activities and time frames over which we will realize those benefits. The expenses incurred in completing these types of activities, the time it takes to integrate the activities into our ongoing business, or our failure to realize the expected benefits from the activities in the planned time frames could result in unanticipated expenses and losses. The process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of existing operations.

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
In late 2013, Afton initiated a voluntary self-audit of its compliance with certain sections of the Toxic Substances Control Act (TSCA) under the EPA’s audit policy (Audit Policy). If any potential TSCA violations are discovered during the audit, we would voluntarily disclose them to the EPA under the Audit Policy. In August 2014, the EPA TSCA staff began its own TSCA inspection of both Afton and Ethyl. While it is not possible to predict or determine with certainty the outcome, we do not believe that any findings identified as a result of our audit or the EPA’s TSCA inspection will have a material adverse effect on our consolidated results of operations, financial condition, or cash flows.
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
Our common stock, with no par value, has traded on the New York Stock Exchange (NYSE) under the symbol “NEU” since June 21, 2004 when we became the parent holding company of Ethyl, Afton, NewMarket Services, NewMarket Development, and their subsidiaries. We had 2,388 shareholders of record at January 31, 2016.
On October 21, 2015, our Board of Directors approved a share repurchase program authorizing management to repurchase up to $500 million of NewMarket's outstanding common stock until December 31, 2018, as market conditions warrant and covenants under our existing agreements permit. We may conduct the share repurchases in the open market and in privately negotiated transactions. The repurchase program does not require NewMarket to acquire any specific number of shares and may be terminated or suspended at any time. The 2014 share repurchase program was terminated. Approximately $483 million remained available under the 2015 authorization at December 31, 2015. The following table outlines the purchases during the fourth quarter of 2015 under this authorization.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31	0	$0.00	0	$500,000,000
November 1 to November 30	5,076	393.69	5,076	498,001,652
December 1 to December 31	39,702	383.93	39,702	482,758,896
Total	44,778	$385.04	44,778	482,758,896
As shown in the table below, cash dividends declared and paid totaled $5.80 per share for the year ended December 31, 2015 and $4.70 per share for the year ended December 31, 2014.

Year	Date Declared	Date Paid	Per Share Amount
2015	February 26, 2015	April 1, 2015	$1.40
	April 23, 2015	July 1, 2015	1.40
	August 6, 2015	October 1, 2015	1.40
	October 21, 2015	January 1, 2016	1.60
2014	February 27, 2014	April 1, 2014	1.10
	April 24, 2014	July 1, 2014	1.10
	July 29, 2014	October 1, 2014	1.10
	October 23, 2014	January 1, 2015	1.40
The declaration and payment of dividends is subject to the discretion of our Board of Directors. Future dividends will depend on various factors, including our financial condition, earnings, cash requirements, legal requirements, restrictions in agreements governing our outstanding indebtedness, and other factors deemed relevant by our Board of Directors.

The following table shows the high and low prices of our common stock on the NYSE for each of the last eight quarters.

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$482.31	$483.25	$461.24	$419.48
Low	393.25	443.61	349.35	348.38

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$398.85	$404.43	$416.30	$416.52
Low	309.73	357.12	380.01	342.00

The performance graph showing the five-year cumulative total return on our common stock as compared to chemical companies in the S&P 1500 Specialty Chemicals Index and the S&P 500 is shown below. The graph assumes $100 invested on the last day of December 2010, and the reinvestment of all dividends. The graph is based on historical data, and is not intended to be a forecast or indication of future performance of our common stock.
Performance Graph
Comparison of Five-Year Cumulative Total Return
Performance Through December 31, 2015

	December 31,
	2010	2011	2012	2013	2014	2015
NewMarket Corporation	$100.00	$162.97	$240.56	$310.68	$379.76	$363.30
S&P 1500 Specialty Chemicals Index	100.00	106.99	152.10	203.94	237.09	229.71
S&P 500	100.00	102.11	118.45	156.82	178.28	180.75

The graph and table above are not deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor are they incorporated by reference into other filings made by us with the SEC.

ITEM 6.     SELECTED FINANCIAL DATA
NewMarket Corporation and Subsidiaries
Five Year Summary

	Years Ended December 31,
(in thousands, except per-share amounts and percentages)	2015	2014	2013	2012	2011
Results of operations
Net sales	$2,140,830	$2,335,405	$2,280,355	$2,211,878	$2,138,127
Costs and expenses	1,784,110	1,972,685	1,928,510	1,853,445	1,843,240
Gain on legal settlement, net (1)	0	0	0	0	38,656
Operating profit	356,720	362,720	351,845	358,433	333,543
Interest and financing expenses, net	14,652	16,567	17,796	8,435	14,151
Loss on early extinguishment of debt (2)	0	0	0	9,092	0
Other income (expense), net (3)	(3,097)	(7,054)	7,262	(3,338)	(18,048)
Income from continuing operations before income tax expense	338,971	339,099	341,311	337,568	301,344
Income tax expense	100,368	105,844	98,964	100,296	95,887
Income from continuing operations	238,603	233,255	242,347	237,272	205,457
Income from discontinued operations, net of tax (4)	0	0	22,395	2,321	1,450
Net income	$238,603	$233,255	$264,742	$239,593	$206,907
Financial position and other data (4)
Total assets	$1,289,915	$1,231,925	$1,327,274	$1,264,248	$1,191,662
Operations:
Working capital	$511,087	$537,517	$649,705	$518,824	$463,707
Current ratio	2.94 to 1	3.07 to 1	3.62 to 1	3.39 to 1	3.15 to 1
Depreciation and amortization	$42,265	$41,538	$46,144	$43,389	$43,352
Capital expenditures	$126,499	$59,716	$58,476	$38,753	$53,515
Gross profit as a % of revenue	31.7%	28.5%	28.6%	28.5%	25.8%
Research, development, and testing expenses	$158,254	$139,183	$136,573	$117,845	$105,496
Total long-term debt	$494,586	$363,526	$349,467	$424,407	$232,601
Common stock and other shareholders’ equity	$387,564	$421,041	$572,448	$402,205	$549,593
Total long-term debt as a % of total capitalization (debt plus equity)	56.1%	46.3%	37.9%	51.3%	29.7%
Common stock
Basic earnings per share:
Income from continuing operations	$19.45	$18.38	$18.21	$17.68	$14.99
Income from discontinued operations (4)	0.00	0.00	1.69	0.17	0.11
Net income	$19.45	$18.38	$19.90	$17.85	$15.10
Diluted earnings per share:
Income from continuing operations	$19.45	$18.38	$18.21	$17.68	$14.98
Income from discontinued operations (4)	0.00	0.00	1.69	0.17	0.11
Net income	$19.45	$18.38	$19.90	$17.85	$15.09
Equity per share	$32.44	$33.83	$43.70	$29.98	$41.00
Cash dividends declared per share (5)	$5.80	$4.70	$3.80	$28.00	$2.39

Notes to the Five Year Summary

(1)	The 2011 amount represents a gain on a legal settlement with Innospec, net of legal fees.

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

(3)
Other income (expense), net in each year included the gain or loss on the Goldman Sachs interest rate swap, as well as several other small items. The loss on the interest rate swap was $3 million for the year ended December 31, 2015 and $7 million for the year ended December 31, 2014. The gain on the interest rate swap was $7 million for the year ended December 31, 2013. The loss on the interest rate swap was $5 million for the year ended December 31, 2012 and $18 million for the year ended December 31, 2011. We are not using hedge accounting to record the interest rate swap, and accordingly, any change in the fair value is immediately recognized in earnings.

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

(5)	Cash dividends declared per share for 2012 included a special dividend of $25 per share.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Factors that could cause actual results to differ materially from expectations include, but are not limited to, the availability of raw materials and distribution systems; disruptions at manufacturing facilities, including single-sourced facilities; the ability to respond effectively to technological changes in our industry; failure to protect our intellectual property rights; failure to attract and retain a highly-qualified workforce; hazards common to chemical businesses; competition from other manufacturers; sudden or sharp raw material price increases; the gain or loss of significant customers; the occurrence or threat of extraordinary events, including natural disasters and terrorist attacks; risks related to operating outside of the United States; the impact of fluctuations in foreign exchange rates; an information technology system failure; political, economic, and regulatory factors concerning our products; future governmental regulation; resolution of environmental liabilities or legal proceedings; and our inability to realize expected benefits from investment in our infrastructure or future acquisitions or our inability to successfully integrate future acquisitions into our business. Risk factors are discussed in Item 1A, “Risk Factors.”
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

OVERVIEW
During 2015, our petroleum additives business performed well in a business climate marked by slower world economic growth and a strong U.S. Dollar. Revenue was down in 2015 from 2014 levels, primarily due to lower selling prices and foreign currency impacts. Our operating profit margins remained strong, and raw material costs were lower in 2015 than 2014. Nonetheless, 2015 petroleum additives operating profit decreased from 2014 primarily resulting from the impact of lower revenue and an increased investment in research, testing and development. Product shipment volumes decreased 1% from 2014. In addition, we generated cash that was in excess of the needs of the business, including increased working capital requirements.
We continue to manage our business for the long-run with the goal of helping our customers succeed in their marketplaces. We invest in organizational talent, technology development and processes, and global infrastructure, consisting of technical centers and production capability, in support of our business.
During 2015, we repurchased 501,261 shares of our common stock at a total cost of $198 million.

RESULTS OF OPERATIONS
Revenue
Our consolidated revenue for 2015 amounted to $2.1 billion, a decrease of 8.3% from 2014. The increase between 2014 and 2013 was $55 million, or 2.4%.
No single customer accounted for 10% or more of our total revenue in 2015. Net sales to one customer of our petroleum additives segment exceeded 10% of consolidated revenue in 2014 and 2013. Sales to Shell amounted to $261 million (11% of consolidated revenue) in 2014 and $253 million (11% of consolidated revenue) in 2013. These sales represent a wide range of products sold to multiple Shell affiliates around the world.
The following table shows revenue by segment and product line for each of the last three years.

	Years Ended December 31,
(in millions)	2015	2014	2013
Petroleum additives
Lubricant additives	$1,741	$1,901	$1,830
Fuel additives	384	424	441
Total	2,125	2,325	2,271
All other	16	10	9
Consolidated revenue	$2,141	$2,335	$2,280
Petroleum Additives - The regions in which we operate include North America (the United States and Canada), Latin America (Mexico, Central America, and South America), Asia Pacific, and the Europe/Middle East/Africa/India (EMEAI) region. The percentage of revenue being generated in the regions has remained fairly consistent over the past three years, with some limited fluctuation due to various factors, including the impact of regional economic trends. North America represents almost 40% of our petroleum additives revenues, while EMEAI represents a little over 30%. Asia Pacific contributes approximately 20% and Latin America represents almost 10%. As shown in the table above, lubricant additives sales and fuel additives sales compared to total petroleum additives sales has remained substantially consistent over the past three years, although there have been slight increases in the percent of lubricant additives product line net sales over the past three years. The discussion below provides further detail on revenue in our petroleum additives segment for 2015, 2014, and 2013.
The approximate components of the petroleum additives decrease in net sales of $200 million when comparing 2015 to 2014 and increase of $54 million when comparing 2014 to 2013 are shown below in millions.

Net sales for year ended December 31, 2013	$2,271
Lubricant additives shipments	88
Fuel additives shipments	(15)
Selling prices	(14)
Foreign currency impact, net	(5)
Net sales for year ended December 31, 2014	2,325
Lubricant additives shipments	(49)
Fuel additives shipments	15
Selling prices	(76)
Foreign currency impact, net	(90)
Net sales for year ended December 31, 2015	$2,125

Petroleum additives net sales for 2015 of $2.1 billion were approximately 8.6% lower than 2014 levels. All regions, except for Latin America reflected lower net sales with decreases ranging from approximately 7% in the North America and Asia Pacific regions to 15% in the EMEAI region. Net sales in Latin America increased about 4%. The most significant factors in the decrease in net sales in 2015 from 2014 levels resulted from an unfavorable foreign currency impact, as well as lower selling prices. From a foreign currency perspective, the U.S. Dollar strengthened against all of the major currencies in which we transact, primarily the European Euro and the Japanese Yen, resulting in an unfavorable foreign currency impact on revenue. The volume of product shipments was substantially unchanged for petroleum additives when comparing 2015 with 2014, reflecting a small decrease of just over 1%, but net sales were negatively impacted by mix of products sold. On a worldwide basis, lubricant additives shipments decreased which was partially offset by an increase in fuel additives shipments. The decrease in lubricant additives shipments was across all regions except for Latin America, which increased over 2014 levels. The increase in fuel additives shipments was across all regions except for a small decrease in the Asia Pacific region.
Petroleum additives net sales for 2014 of $2.3 billion were approximately 2.4% higher than 2013 levels. All four regions reflected higher net sales with increases ranging from approximately 1% to 4%. Total shipments were higher across all regions as well. Overall, product shipments for 2014 increased 4.2% from 2013 levels. The increase in revenue when comparing the two years resulted primarily from increased lubricant additives shipments across all regions, with the most significant increases in the EMEAI and Asia Pacific regions. Total shipments of fuel additives increased slightly between the two years, with a small increase in North America, substantially offset by small decreases in EMEAI, Latin America, and Asia Pacific. The decrease in net sales for fuel additives products reflected the impact of a product mix that included a significant decrease in the sale of certain higher-valued products, which was partially offset by higher shipments of other fuel additives products. The remaining change in net sales between the two years resulted from the impact of lower selling prices and an unfavorable foreign currency impact. When comparing the two years, the U.S. Dollar strengthened against the Japanese Yen resulting in an unfavorable foreign currency impact on revenue. Partially offsetting the impact from the Yen was a favorable foreign currency impact on revenue from the European Union Euro. While the Euro weakened against the U.S. Dollar when comparing the December 31, 2014 spot exchange rate with the December 31, 2013 spot exchange rate, when considering the average exchange rates in those years, the Euro strengthened against the U.S. Dollar.
All Other - The “All other” category includes the operations of the TEL business, and certain contracted manufacturing and services performed by Ethyl.
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

	Years Ended December 31,
(in millions)	2015	2014	2013
Petroleum additives	$375	$385	$375
All other	$4	$1	$(1)
Petroleum Additives - Petroleum additives operating profit decreased $10 million when comparing 2015 to 2014 and increased $10 million when comparing 2014 to 2013. The decrease from 2014 to 2015 reflected lower results in the lubricant additives product line, while the increase from 2013 to 2014 reflected improvements in the lubricant additives product line. The fuel additives product line was up slightly in 2015 when comparing to 2014, but decreased slightly from 2013 to 2014. The fluctuations in operating profit for the 2015 to 2014 comparative period included an unfavorable foreign currency impact, while the 2014 to 2013 comparative period included a small favorable foreign currency impact, which is reflected in conversion and miscellaneous costs. The operating profit margin was 17.6% in 2015, 16.6% in

2014, and 16.5% in 2013. These margins are consistent with our expectations of the performance of our business over the long term. While operating profit margins will fluctuate from quarter to quarter due to multiple factors, we do not operate our business differently from quarter to quarter. We believe the fundamentals of our business and industry are unchanged. Our continued focus is on developing and delivering innovative, technology-driven solutions to our customers.
Gross profit decreased $2 million when comparing 2015 and 2014 and increased $10 million when comparing 2014 and 2013. Cost of sales as a percentage of revenue has remained fairly consistent over the last three years at 68% in 2015, 72% in 2014, and 71% in 2013.
When comparing 2015 and 2014, the primary factor in the $2 million decrease in gross profit was a significant unfavorable selling price variance, which contributed over 100% of the change, along with much smaller unfavorable variances in conversion and miscellaneous costs. There was also an unfavorable volume variance in product shipments, as discussed in the Revenue section above. These unfavorable variances were substantially offset by a significant favorable raw material variance due to lower costs.
When comparing 2014 and 2013, a favorable volume variance, as discussed above in the Revenue section, along with a favorable variance in conversion and miscellaneous costs, contributed over 100% of the increase in gross profit. These favorable variances were largely offset by an unfavorable variance in selling prices, as well as a small unfavorable variance in raw material costs.
Selling, general, and administrative expenses (SG&A) in 2015 were $2 million, or 1%, higher than 2014 levels, while 2014 was $2 million, or 2%, lower than 2013 levels. SG&A as a percentage of revenue was 6.5% in 2015, 5.8% in 2014, and 6.1% in 2013. Our SG&A costs are mainly personnel-related and include salaries, benefits and other costs associated with our workforce. There were no significant changes in these costs when comparing the years.
When comparing 2015 with 2014, R&D increased approximately $19 million, and when comparing 2014 with 2013, R&D increased approximately $3 million. When comparing 2015 with 2014, the increase was completely in the lubricant additives product line. For the 2014 and 2013 comparison, the increase was about equal across both the lubricant additives and the fuel additives product lines. As a percentage of revenue, R&D was 7.4% in 2015 and 6.0% in both 2014 and 2013. The increase in R&D investments reflects our efforts to support the development of additives that meet our customers' needs, as well as new standards, and to expand into new product solution areas.
Our approach to R&D investment, as it is with SG&A, is one of purposeful spending on activities to support our current product base and to ensure that we develop products to support our customers' programs in the future. R&D investments include personnel-related costs, as well as internal and external testing of our products. Most R&D is incurred in the United States and in the United Kingdom, with over 70% of total R&D being attributable to the North America and EMEAI regions. Substantially all investments in new product development are incurred in the United States and the United Kingdom. The remaining 30% of R&D is attributable to the Asia Pacific and Latin America regions and represents customer technology support services in those regions. All of our R&D is related to the petroleum additives segment.
The following discussion references certain captions on the Consolidated Statements of Income.
Interest and Financing Expenses
Interest and financing expenses were $15 million in 2015, $17 million in 2014, and $18 million in 2013. The decrease in interest and financing expenses between 2015 and 2014 resulted from a lower average interest rate, as well as lower amortization and fees, which were offset by higher average debt. The decrease between 2014 and 2013 primarily resulted from lower average outstanding debt, partially offset by a slightly higher average interest rate.

Other Income (Expense), Net
Other income (expense), net was expense of $3 million in 2015, expense of $7 million in 2014, and income of $7 million in 2013. The amounts for all periods primarily reflected the impact from a derivative instrument representing an interest rate swap recorded at fair value through earnings. See Note 15 for additional information on the interest rate swap.
Income Tax Expense
Income tax expense was $100 million in 2015, $106 million in 2014, and $99 million in 2013. The effective tax rate was 29.6% in 2015, 31.2% in 2014, and 29.0% in 2013. The effective income tax rates for each year included the benefit of income in foreign jurisdictions with lower tax rates than the United States, as well as a substantial benefit from the domestic manufacturing tax deduction. Both the 2015 and 2014 effective tax rates included the R&D tax credit for that year, while the 2013 effective rate included the effect of the R&D tax credit for 2013 and 2012, as the legislation to extend such tax credits was retroactively signed into law in January 2013. See Note 20 for further details on income taxes.
The lower effective income tax rate in 2015 as compared to 2014 resulted in a decrease of $6 million in income tax expense. The small change in income before income tax expense had no impact on the effective tax rate.
When comparing 2014 and 2013, the higher effective income tax rate resulted in an increase of $8 million in income tax expense. This was partially offset by a decrease of $1 million in income tax expense resulting from the decrease in income before income tax expense between 2014 and 2013.
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

CASH FLOWS DISCUSSION
We generated cash from operating activities of $268 million in 2015, $235 million in 2014, and $278 million in 2013.
During 2015, we used the $268 million cash generated from operations, as well as $131 million of borrowings on our revolving credit agreement and $10 million cash-on-hand, to repurchase $195 million of our common stock, fund $126 million of capital expenditures, and fund $71 million in dividend payments. The change in cash also included an unfavorable foreign currency impact of $12 million. Cash flows from operating activities included a decrease of $15 million from higher working capital requirements, as well as contributions of $27 million for our pension and postretirement plans.
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

FINANCIAL POSITION AND LIQUIDITY
Cash
At December 31, 2015, we had cash and cash equivalents of $93 million as compared to $103 million at the end of 2014.
Our cash and cash equivalents held by our foreign subsidiaries amounted to approximately $92 million at December 31, 2015 and $100 million at December 31, 2014. A significant amount, but not all, of these foreign cash balances are associated with earnings that we have asserted are indefinitely reinvested. We plan to use these indefinitely reinvested earnings to support growth outside of the United States through funding of operating expenses, research and development expenses, capital expenditures, and other cash needs of our foreign subsidiaries. Periodically, we repatriate cash from our foreign subsidiaries to the United States through intercompany dividends. These intercompany dividends are paid only by subsidiaries whose earnings we have not asserted are indefinitely reinvested or whose earnings qualify as previously taxed income, as defined by the United States Internal Revenue Code. If circumstances were to change that would cause these indefinitely reinvested earnings to be repatriated, an incremental U.S. tax liability would be incurred. As part of our foreign subsidiary repatriation activities, we received cash dividends from our foreign subsidiaries of $28 million for 2015, $27 million for 2014, and $10 million for 2013.
Debt
4.10% Senior Notes - At both December 31, 2015 and December 31, 2014, we had $350 million of 4.10% senior notes which are senior unsecured obligations. The senior notes are registered under the Securities Act of 1933. We incurred financing costs totaling approximately $5 million related to the 4.10% senior notes, which are being amortized over the term of the agreement.
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
We were in compliance with all covenants under the indenture governing the 4.10% senior notes as of December 31, 2015 and December 31, 2014.

Revolving Credit Facility – On October 28, 2014, we entered into a Credit Agreement (Credit Agreement) with a term of five years. The Credit Agreement provides for a $650 million, multicurrency revolving credit facility, with a $100 million sublimit for multicurrency borrowings, a $75 million sublimit for letters of credit, and a $20 million sublimit for swingline loans. The Credit Agreement includes an expansion feature which allows us, subject to certain conditions, to request an increase in the aggregate amount of the revolving credit facility or obtain incremental term loans in an amount up to $150 million. Outstanding borrowings under our current revolving credit facility amounted to $145 million at December 31, 2015 and $14 million at December 31, 2014.
We have recorded deferred financing costs of $2.5 million related to the credit facility, which we are amortizing over the term of the Credit Agreement.
The obligations under the Credit Agreement are unsecured and are fully guaranteed by NewMarket. The revolving credit facility matures on October 28, 2019.
Borrowings made under the revolving credit facility bear interest at an annual rate equal to, at our election, either (1) the Alternate Base Rate (ABR) plus the Applicable Rate (solely in the case of loans denominated in U.S. dollars to NewMarket) or (2) the Adjusted LIBO Rate plus the Applicable Rate. ABR is the greatest of (i) the rate of interest publicly announced by the Administrative Agent as its prime rate, (ii) the federal funds effective rate plus 0.5%, or (iii) the Adjusted LIBO Rate for a one month interest period plus 1%. The Adjusted LIBO Rate means the rate at which Eurocurrency deposits in the London interbank market for certain periods (as selected by NewMarket) are quoted, as adjusted for statutory reserve requirements. Depending on our consolidated Leverage Ratio, the Applicable Rate ranges from 0.00% to 0.50% for loans bearing interest based on the ABR and from 1.00% to 1.50% for loans bearing interest based on the Adjusted LIBO Rate. At December 31, 2015, the Applicable Rate was 0.25% for loans bearing interest based on the ABR and 1.25% for loans bearing interest based on the Adjusted LIBO Rate.
The Credit Agreement contains financial covenants that require NewMarket to maintain a consolidated Leverage Ratio (as defined in the Credit Agreement) of no more than 3.50 to 1.00 and a consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of no less than 3.00 to 1.00, calculated on a rolling four quarter basis, as of the end of each fiscal quarter ending on and after December 31, 2014. At December 31, 2015, the Leverage Ratio was 1.28 and the Interest Coverage Ratio was 24.12.
We were in compliance with all covenants under the revolving credit facility in effect at December 31, 2015 and December 31, 2014.
The following table provides information related to the unused portion of our revolving credit facility in effect at December 31, 2015 and December 31, 2014.

	December 31,
(in millions)	2015	2014
Maximum borrowing capacity under the revolving credit facility	$650	$650
Outstanding borrowings under the revolving credit facility	145	14
Outstanding letters of credit	3	3
Unused portion of revolving credit facility	$502	$633
The average interest rate for borrowings under our revolving credit facilities was 1.9% during 2015 and 2.9% during 2014.
Other Borrowings - Our subsidiaries in China have a short-term line of credit of $15 million with an outstanding balance of $3 million at both December 31, 2015 and December 31, 2014. The average interest rate was approximately 2.0% during 2015 and 2.2% during 2014. At December 31, 2015 the interest rate was 2.0%. The outstanding balance on the China line of credit is due during 2016. In addition to the $15 million line of credit, our subsidiary in Beijing, China also has access to a $20 million line of credit. No amounts were drawn on this line of credit.
***

We had long-term debt of $495 million at December 31, 2015 and $364 million at December 31, 2014. The increase in debt resulted from borrowing of $131 million on the revolving credit facility during 2015.
As a percentage of total capitalization (total long-term debt and shareholders’ equity), our total long-term debt increased from 46.3% at the end of 2014 to 56.1% at the end of 2015. The change in the percentage was the result of the decrease in shareholders' equity, as well as an increase in debt. The decrease in shareholders’ equity reflects the impact of stock repurchases, dividend payments, stock-based compensation, and changes in the foreign currency translation adjustment partially offset by our earnings, as well as an improvement in the funded position of our defined benefit pension plans. Normally, we repay any outstanding long-term debt with cash from operations or refinancing activities.
Working Capital
Including cash and cash equivalents and the impact of foreign currency on the balance sheet, at December 31, 2015, we had working capital of $511 million, resulting in a current ratio of 2.94 to 1. Our working capital at December 31, 2014 on the same basis was $538 million, resulting in a current ratio of 3.07 to 1.
The most significant changes in working capital primarily reflect decreased accounts receivable and higher accrued expenses at December 31, 2015. The fluctuation in accounts receivable primarily resulted from lower sales levels in December 2015 as compared to December 2014. The increase in accrued expenses is primarily from capital project accruals and retainage related to our new facility in Singapore.
Capital Expenditures
Capital expenditures were $126 million for 2015, $60 million for 2014, and $58 million for 2013. We expect capital expenditures in 2016 will exceed the amount spent in 2015. We expect to continue to finance this capital spending through cash on hand and cash provided from operations, together with borrowing available under our $650 million revolving credit facility.
The estimated 2016 capital expenditure amount includes anticipated spending on a new manufacturing facility in Singapore, as well as several improvements to our manufacturing and R&D infrastructure around the world.
Construction continues on our new facility in Singapore. We expect commercial production by mid-year 2016. During 2015, we announced the second phase of construction which will include additional component units. Phase Two will more than double our investment in the Singapore facility and is scheduled to be completed in 2017. The investment in the Singapore facility will enable us to more effectively serve our Asia Pacific customers, as well as those in India and the Middle East. The facility will be expandable to allow for growth, as demand warrants.
Environmental Expenses
We spent approximately $22 million in 2015, $22 million in 2014, and $19 million in 2013 for ongoing environmental operating and clean-up costs, excluding depreciation of previously capitalized expenditures. These environmental operating and clean-up expenses are primarily included in cost of goods sold. We expect to continue to fund these costs through cash provided by operations.

Contractual Obligations
The table below shows our year-end contractual obligations by year due.

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Debt obligations (a)	$498	$3	$0	$145	$350
Interest payable on long-term debt and interest rate swap	141	22	44	41	34
Letters of credit (b)	3	0	0	0	3
Operating lease obligations	78	14	20	13	31
Property, plant, and equipment purchase obligations	44	44	0	0	0
Purchase obligations (c)	104	29	37	20	18
Other long-term liabilities (d)	46	28	2	3	13
Reserves for uncertain tax positions	2	0	2	0	0
Total	$916	$140	$105	$222	$449

(a)
Amounts represent contractual payments due on the 4.10% senior notes, revolving credit facility, and short-term lines of credit as of December 31, 2015. See Note 12 for more information on long-term debt obligations.

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

(d)
These represent other long-term liability amounts reflected in our Consolidated Balance Sheets that have known payment streams. Amounts include environmental liabilities, as well as contributions associated with pension and postretirement benefit plans. Amounts accrued for potential exposure with respect to litigation, claims, and assessments are not included in the table above.

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
U.S. Pension and Postretirement Benefit Plans—The average remaining service period of active participants for our U.S. plans is 13.5 years, while the average remaining life expectancy of inactive participants is 25.1 years. We utilize the sex distinct RP-2014 tables with separate rates for annuitants and non-annuitants, projected generationally with Scale MP-2014 in determining the impact of the U.S. benefit plans on our financial statements.
Investment Return Assumptions and Asset Allocation—We periodically review our assumptions for the long-term expected return on pension plan assets. As part of the review and to develop expected rates of return, we considered an analysis of expected returns based on the U.S. plans’ asset allocation as of both January 1, 2016 and January 1, 2015. This analysis reflects our expected long-term rates of return for each significant asset class or economic indicator. As of January 1, 2016, the expected rates were 8.5% for U.S. large cap stocks, 4.5% for fixed income, and 2.9% for inflation.

The range of returns developed relies both on forecasts and on broad-market historical benchmarks for expected return, correlation, and volatility for each asset class.
The asset allocation for our U.S. pension plans is predominantly weighted toward equities. Through the ongoing monitoring of our investments and review of market data, we have determined that we should maintain the expected long-term rate of return for our U.S. pension plans at 8.5% at December 31, 2015.
An actuarial loss occurred during 2015 as the expected investment return for all of our U.S. pension plans exceeded the actual return by approximately $26 million. An actuarial gain occurred during both 2014 and 2013 as the actual investment return was higher than the expected return for all of our U.S. pension plans by approximately $1 million in 2014 and $33 million in 2013. Investment gains and losses are recognized in earnings on an amortized basis over a period of years, resulting in increased expense of approximately $1 million in 2016. We expect that there will be continued volatility in pension expense as actual investment returns vary from the expected return, but we continue to believe the potential long-term benefits justify the risk premium for equity investments.
At December 31, 2015, our expected long-term rate of return on our postretirement plans was 5.5%. This rate varies from the pension rate of 8.5% primarily because of the difference in investment of assets. The assets of the postretirement plan are held in an insurance contract, which results in a lower assumed rate of investment return.
Pension expense and the life insurance portion of postretirement expense are sensitive to changes in the expected return on assets. For example, decreasing the expected rate of return by 100 basis points to 7.5% for pension assets and 4.5% for postretirement benefit assets (while holding other assumptions constant) would increase the forecasted 2016 expense for our U.S. pension and postretirement plans by approximately $3 million. Similarly, a 100 basis point increase in the expected rate of return to 9.5% for pension assets and 6.5% for postretirement benefit assets (while holding other assumptions constant) would reduce forecasted 2016 pension and postretirement expense by $3 million.
Discount Rate Assumption—We develop the discount rate assumption by determining the single effective discount rate for a unique hypothetical portfolio constructed from investment-grade bonds that, in aggregate, match the projected cash flows of each of our retirement plans. The discount rate is developed based on the hypothetical portfolio on the last day of December. The discount rate at December 31, 2015 was 4.5% for all plans.
Pension and postretirement benefit expense is also sensitive to changes in the discount rate. For example, decreasing the discount rate by 100 basis points to 3.5% (while holding other assumptions constant) would increase the forecasted 2016 expense for our U.S. pension and postretirement benefit plans by approximately $5 million. A 100 basis point increase in the discount rate to 5.5% would reduce forecasted 2016 pension and postretirement benefit expense by $5 million.
Rate of Projected Compensation Increase—We have maintained our rate of projected compensation increase at December 31, 2015 at 3.5%. The rate assumption was based on an analysis of our projected compensation increases for the foreseeable future.
Liquidity—Cash contribution requirements to the pension plan are sensitive to changes in assumed interest rates and investment gains or losses in the same manner as pension expense. We expect our aggregate cash contributions, before income taxes, to the U.S. pension plans will be approximately $19 million in 2016. We expect our contributions to the postretirement benefit plans will be approximately $1 million in 2016.
Foreign Pension Benefit Plans—Our foreign pension plans are quite diverse. The following information applies only to our U.K. pension plan, which represents the majority of the impact on our financial statements from our foreign pension plans. The average remaining service period of active participants for our U.K. plan is 11 years, while the average remaining life expectancy of inactive participants is 25 years. We utilize the S2P (Light) mortality tables and allow for future projected improvements in life expectancy in line with the CMI 2015 model, with a long-term rate of improvement of 1% per year based on the membership of the plan, in determining the impact of the U.K. pension plans on our financial statements.
Investment Return Assumptions and Asset Allocation—We periodically review our assumptions for the long-term expected return on the U.K. pension plan assets. The expected long-term rate of return is based on both the asset allocation, as well as yields available in the U.K. markets.

The target asset allocation in the U.K. is to be invested 55% in equities, 40% in a mixture of government and corporate bonds, and 5% in a pooled investment property fund, while the actual allocation at the end of 2015 was 54% in equities, 41% in government and corporate bonds, and 5% in a pooled investment property fund. Based on the actual asset allocation and the expected yields available in the U.K. markets, the expected long-term rate of return for the U.K. pension plan was 5.2% at December 31, 2015.
An actuarial loss occurred during 2015 as the expected investment return exceeded the actual investment return by approximately $5 million. An actuarial gain occurred during 2014 and 2013 as the actual investment return exceeded the expected investment return by approximately $6 million in 2014 and approximately $4 million in 2013. Investment gains and losses are recognized in pension expense on an amortized basis. The amortization of the actuarial net loss is expected to be $400 thousand in 2016. We expect that there will be continued volatility in pension expense as actual investment returns vary from the expected return, but we continue to believe the potential benefits justify the risk premium for the target asset allocation.
Pension expense is sensitive to changes in the expected return on assets. For example, decreasing the expected rate of return by 100 basis points to 4.2% (while holding other assumptions constant) would increase the forecasted 2016 expense for our U.K. pension plan by approximately $1 million. Similarly, a 100 basis point increase in the expected rate of return to 6.2% (while holding other assumptions constant) would reduce forecasted 2016 pension expense by approximately $1 million.
Discount Rate Assumption—We utilize a yield curve based on AA-rated corporate bond yields in developing a discount rate assumption. The yield appropriate to the duration of the U.K. plan liabilities is then used. The discount rate at December 31, 2015 was 4.0%.
Pension expense is also sensitive to changes in the discount rate. For example, decreasing the discount rate by 100 basis points to 3.0% (while holding other assumptions constant) would increase the forecasted 2016 expense for our U.K. pension plans by approximately $2 million. A 100 basis point increase in the discount rate to 5.0% would reduce forecasted 2016 pension expense by approximately $1 million.
Rate of Projected Compensation Increase—We have maintained our rate of projected compensation increase at December 31, 2015 at 4.5%. The rate assumption was based on an analysis of our projected compensation increases for the foreseeable future.
Liquidity—Cash contribution requirements to the U.K. pension plan are sensitive to changes in assumed interest rates in the same manner as pension expense. We expect our aggregate U.K. cash contributions, before income taxes, will be approximately $4 million in 2016.

OUTLOOK
We are pleased with the overall performance of our business in 2015 and proud of the way our team performed. Our stated goal is to provide a 10% return per year for our shareholders over any five year period (defined by earnings per share growth plus dividends). We may not necessarily achieve a 10% return each year, and 2015 was such a year. Nonetheless, we continue to have confidence in our customer-focused strategy and approach to the market. We believe the fundamentals of how we run our business - a long-term view, safety-first culture, customer-focused solutions, technology-driven product offerings, and world-class supply chain capability - will continue to be beneficial for all of our stakeholders.

We expect that our petroleum additives segment will deliver solid performance in 2016, after having posted strong operating results over the past several years. We expect that the petroleum additives industry shipment demand will grow at an average annual rate of 1% to 2% over the long-term, as there have been no significant changes in the positive fundamentals of the industry. Over the long-term, we plan to exceed the industry growth rate. We have made significant investments to expand our capabilities around the world over the last few years, which will continue into 2016. These investments have been and will continue to be in organizational talent, technology development and processes, and global infrastructure, consisting of technical centers, production capability and geographic expansion. In 2014, we broke ground on our new Singapore manufacturing facility, representing further evidence of our commitment to global investment in support of our customers, and announced an additional investment in that facility in 2015. We intend to utilize these new capabilities to improve our ability to deliver the solutions that our customers value and to expand our global reach and improve profits. We will continue to invest in our capabilities to provide even better service, technology, and customer solutions.
Our business generates significant amounts of cash beyond what is necessary for the expansion and growth of our current offerings. We are making investments to position ourselves for the future. We regularly review our many internal opportunities to utilize this cash from a technological, geographic, and product line perspective. We believe our capital spending is creating the capability we need to grow and support our customers worldwide, and our research and development investments are positioning us well to provide added value to our customers. Our primary focus in the acquisition area remains on the petroleum additives industry. It is our view that this industry will provide the greatest opportunity for solid returns on our investments while minimizing risk. We remain focused on this strategy and will evaluate any future opportunities. Nonetheless, we are patient in this pursuit and intend to make the right acquisition when the opportunity arises. We will continue to evaluate all alternative uses of cash to enhance shareholder value, including stock repurchases and dividends.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The following discussion highlights some of the more critical areas where a significant change in facts and circumstances in our operating and financial environment could cause a change in future reported financial results.
Income Taxes
We file United States, foreign, state, and local income tax returns. Significant judgment is required in determining our worldwide provision for income taxes and recording the related tax assets and liabilities. Any significant impact as a result of changes in underlying facts, law, tax rates, or tax audits could lead to adjustments to our income tax expense, effective tax rate, financial position, or cash flow.
Deferred income taxes are provided for the estimated income tax effect of temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities, as well as for net operating losses and tax credit carryforwards. When recording these deferred tax assets and liabilities, we must estimate the tax rates we expect will apply to taxable income in the periods in which the deferred tax liability or asset is expected to be settled or realized. In addition, we may record valuation allowances to reduce deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Judgment is required as we consider the scheduled reversal of deferred tax assets and liabilities, projected future taxable income, and tax planning strategies in making this assessment. If our estimates and assumptions change from those used when we recorded deferred tax assets and liabilities, the effect on our results of operations and financial position could be material.
The income tax returns for our entities in the United States and in foreign jurisdictions are open for examination by tax authorities. We assess our income tax positions and record a liability for all years open for examination based upon our evaluation of the facts, circumstances, and information available at the reporting date. The economic benefit associated with a tax position will be recognized only if we determine it is more likely than not to be upheld on audit. Although we believe our estimates and judgments are reasonable, actual results could differ, resulting in gains or losses that may be material to our results of operations and financial position.

At each interim reporting period, we estimate an effective income tax rate that is expected to be applicable for the full year. Our provision for income taxes is impacted by the income tax rates of the countries where we operate. A change in the geographical source of our income can affect the effective tax rate. Significant judgment is involved regarding the application of global income tax laws and regulations when projecting the jurisdictional mix of income. Additionally, interpretations of tax laws, court decisions, or other guidance provided by taxing authorities influences our estimate of the effective income tax rate. As a result, our actual effective income tax rate and related income tax liabilities may differ materially from our estimated effective tax rate and related income tax liabilities.
Pension Plans and Other Postretirement Benefits
We use assumptions to record the impact of the pension and postretirement benefit plans in the financial statements. These assumptions include the discount rate, expected long-term rate of return on plan assets, and rate of compensation increase. A change in any one of these assumptions could cause different results for the plans and therefore, impact our results of operations, cash flows, and financial condition. We develop these assumptions after considering available information that we deem relevant. Information is provided on the pension and postretirement plans in Note 18. In addition, further disclosure of the effect of changes in these assumptions is provided in the “Financial Position and Liquidity” section of Item 7.
Environmental and Legal Proceedings
We have disclosed our environmental matters in Item 1 of this Annual Report on Form 10-K, as well as in the Notes to Consolidated Financial Statements. Our estimates for costs that will be incurred to satisfy our obligations related to environmental matters are affected by many variables, including our judgment regarding the extent of remediation that will be required, future changes in and enforcement and interpretation of laws and regulations, current and future technology available, and timing of remediation activities. While we currently do not anticipate significant changes to the many factors that could impact our environmental requirements, we continue to keep our accruals consistent with these requirements as they change.
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
Intangibles (net of amortization)
We have certain identifiable intangibles amounting to $6 million at December 31, 2015 that are discussed in Note 9. These intangibles relate to our petroleum additives business and are being amortized over periods with up to approximately fourteen years of remaining life. We continue to assess the market related to these intangibles, as well as their specific values, and have concluded the values and amortization periods are appropriate. We also evaluate these intangibles for any potential impairment when significant events or circumstances occur that might impair the value of these assets. These evaluations continue to support the values at which these identifiable intangibles are carried on our financial statements. However, if conditions were to substantially deteriorate in the petroleum additives market, it could possibly cause a decrease in the estimated useful lives of the intangible assets or result in a noncash write-off of all or a portion of the intangibles’ carrying amount. A reduction in the amortization period would have no effect on cash flows. We do not anticipate such a change in the market conditions in the near term.

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
We manage these risks through regular operating and financing methods, including the use of derivative financial instruments. When we have derivative instruments, they are with major financial institutions and are not for speculative or trading purposes. Also, as part of our financial risk management, we regularly review significant contracts for embedded derivatives and, if identified, would record them in accordance with accounting principles generally accepted in the United States of America.
The following analysis presents the effect on our results of operations, cash flows, and financial position as if the hypothetical changes in market risk factors occurred at December 31, 2015. We analyzed only the potential impacts of our hypothetical assumptions. This analysis does not consider other possible effects that could impact our business.
Interest Rate Risk
At December 31, 2015, we had total long-term debt of $495 million. Of the total debt, $350 million is at fixed rates. There was no interest rate risk at the end of the year associated with the fixed rate debt.
At December 31, 2015, we had $145 million of outstanding variable rate debt under our revolving credit facility. Holding all other variables constant, if the variable portion of the interest rates hypothetically increased 10%, the effect on our earnings and cash flows would have been higher interest expense of approximately $150 thousand.
We recorded the Goldman Sachs interest rate swap at fair value, which amounted to a liability of $22 million at December 31, 2015. Any change in fair value is recognized immediately in earnings. With other variables held constant, a hypothetical 50 basis point adverse parallel shift in the LIBOR yield curve would have resulted in an increase of approximately $3 million in the liability fair value of the interest rate swap with Goldman Sachs. See Note 15 for further information.
A hypothetical 100 basis point decrease in interest rates, holding all other variables constant, would have resulted in a change of $24 million in fair value of our debt at December 31, 2015.
Foreign Currency Risk
We sell to customers in foreign markets through our foreign subsidiaries, as well as through export sales from the United States. These transactions are often denominated in currencies other than the U.S. Dollar. Our primary currency exposures are the European Union Euro, British Pound Sterling, Japanese Yen, Chinese Renminbi, Indian Rupee, Singapore Dollar, Australian Dollar, and Canadian Dollar. We may enter into forward contracts as hedges to minimize the fluctuation of intercompany accounts receivable denominated in foreign currencies. At December 31, 2015, we had no outstanding forward contracts.
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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of NewMarket Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of NewMarket Corporation and its subsidiaries (the “Company”) at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Richmond, Virginia
February 12, 2016

NewMarket Corporation and Subsidiaries
Consolidated Statements of Income

	Years Ended December 31,
(in thousands, except per-share amounts)	2015	2014	2013
Net sales	$2,140,830	$2,335,405	$2,280,355
Cost of goods sold	1,461,774	1,669,982	1,627,059
Gross profit	679,056	665,423	653,296
Selling, general, and administrative expenses	164,082	163,520	164,878
Research, development, and testing expenses	158,254	139,183	136,573
Operating profit	356,720	362,720	351,845
Interest and financing expenses, net	14,652	16,567	17,796
Other income (expense), net	(3,097)	(7,054)	7,262
Income from continuing operations before income tax expense	338,971	339,099	341,311
Income tax expense	100,368	105,844	98,964
Income from continuing operations	238,603	233,255	242,347
Discontinued operations:
Gain on sale of discontinued business, net of tax	0	0	21,855
Income from operations of discontinued business, net of tax	0	0	540
Net income	$238,603	$233,255	$264,742
Earnings per share - basic and diluted
Income from continuing operations	$19.45	$18.38	$18.21
Income from discontinued operations	0.00	0.00	1.69
Net income	$19.45	$18.38	$19.90

See accompanying Notes to Consolidated Financial Statements

NewMarket Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
(in thousands)	2015	2014	2013
Net income	$238,603	$233,255	$264,742
Other comprehensive income (loss):
Pension plans and other postretirement benefits:
Prior service credit (cost) arising during the period, net of income tax expense (benefit) of $13,913 in 2015 and $(367) in 2013	21,855	0	(605)
Amortization of prior service cost (credit) included in net periodic benefit cost, net of income tax expense (benefit) of $(375) in 2015, $17 in 2014 and $65 in 2013	(629)	(11)	97
Actuarial net gain (loss) arising during the period, net of income tax expense (benefit) of $(2,477) in 2015, $(31,282) in 2014 and $29,083 in 2013	(1,331)	(54,473)	45,932
Amortization of actuarial net loss (gain) included in net periodic benefit cost, net of income tax expense (benefit) of $3,052 in 2015, $1,484 in 2014 and $3,127 in 2013	5,426	2,728	5,404
Settlements and curtailments, net of income tax expense (benefit) of $608 in 2014 and $272 in 2013	0	1,126	785
Amortization of transition obligation (asset) included in net periodic benefit cost, net of income tax expense (benefit) of $1 in 2014 and $11 in 2013	0	4	33
Total pension plans and other postretirement benefits	25,321	(50,626)	51,646
Reclassification adjustments for losses (gains) on derivative instruments included in net income, net of income tax expense (benefit) of $2,622 in 2013	0	0	4,173
Foreign currency translation adjustments, net of income tax expense (benefit) of $(71) in 2015, $(2,220) in 2014 and $(2,919) in 2013	(30,687)	(28,448)	(5,216)
Other comprehensive income (loss)	(5,366)	(79,074)	50,603
Comprehensive income	$233,237	$154,181	$315,345

See accompanying Notes to Consolidated Financial Statements

NewMarket Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31,
(in thousands, except share amounts)	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$93,424	$103,003
Trade and other accounts receivable, net	287,967	302,803
Inventories	351,631	348,420
Deferred income taxes	6,375	7,837
Prepaid expenses and other current assets	35,370	35,128
Total current assets	774,767	797,191
Property, plant, and equipment, at cost	1,128,989	1,016,868
Less accumulated depreciation and amortization	726,543	709,009
Net property, plant, and equipment	402,446	307,859
Prepaid pension cost	20,430	16,082
Deferred income taxes	38,354	48,499
Intangibles (net of amortization) and goodwill	10,907	16,859
Deferred charges and other assets	43,011	45,435
Total assets	$1,289,915	$1,231,925
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$128,745	$137,688
Accrued expenses	99,511	86,539
Dividends payable	17,594	15,721
Income taxes payable	12,773	6,462
Other current liabilities	5,057	13,264
Total current liabilities	263,680	259,674
Long-term debt	494,586	363,526
Other noncurrent liabilities	144,085	187,684
Total liabilities	902,351	810,884
Commitments and contingencies (Note 17)
Shareholders’ equity:
Common stock and paid-in capital (without par value; authorized shares - 80,000,000; issued and outstanding - 11,948,446 at December 31, 2015 and 12,446,365 at December 31, 2014)	0	0
Accumulated other comprehensive loss	(144,526)	(139,160)
Retained earnings	532,090	560,201
Total shareholders' equity	387,564	421,041
Total liabilities and shareholders' equity	$1,289,915	$1,231,925

See accompanying Notes to Consolidated Financial Statements

NewMarket Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity

	Common Stock and Paid-in Capital		Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
(in thousands, except share and per-share amounts)	Shares	Amount
Balance at December 31, 2012	13,417,877	$721	$(110,689)	$512,173	$402,205
Net income				264,742	264,742
Other comprehensive income (loss)			50,603		50,603
Cash dividends ($3.80 per share)				(50,368)	(50,368)
Repurchases of common stock	(327,600)	(2,013)		(94,024)	(96,037)
Stock-based compensation	9,079	1,292		11	1,303
Balance at December 31, 2013	13,099,356	0	(60,086)	632,534	572,448
Net income				233,255	233,255
Other comprehensive income (loss)			(79,074)		(79,074)
Cash dividends ($4.70 per share)				(59,400)	(59,400)
Repurchases of common stock	(664,254)	(2,312)		(246,197)	(248,509)
Stock-based compensation	11,263	2,312		9	2,321
Balance at December 31, 2014	12,446,365	0	(139,160)	560,201	421,041
Net income				238,603	238,603
Other comprehensive income (loss)			(5,366)		(5,366)
Cash dividends ($5.80 per share)				(70,763)	(70,763)
Repurchases of common stock	(501,261)	(3,070)		(194,781)	(197,851)
Tax benefit from stock-based compensation		374			374
Tax withholdings related to stock-based compensation	(3,135)	(3)		(1,196)	(1,199)
Stock-based compensation	6,477	2,699		26	2,725
Balance at December 31, 2015	11,948,446	$0	$(144,526)	$532,090	$387,564

See accompanying Notes to Consolidated Financial Statements

NewMarket Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2015	2014	2013
Cash and cash equivalents at beginning of year	$103,003	$238,703	$89,129
Cash flows from operating activities:
Net income	238,603	233,255	264,742
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	42,265	41,538	46,144
Noncash pension and postretirement expense	22,037	16,751	23,083
Deferred income tax expense	150	8,208	1,026
Gain on sale of discontinued business	0	0	(35,770)
Unrealized (gain) loss on derivative instruments, net	(1,656)	2,179	(11,550)
Change in assets and liabilities:
Trade and other accounts receivable, net	7,215	(6,891)	(8,606)
Inventories	(21,747)	(51,827)	3,133
Prepaid expenses	1,464	404	(1,897)
Accounts payable and accrued expenses	(8,809)	8,059	5,834
Income taxes payable	6,856	(4,727)	1,347
Cash pension and postretirement contributions	(26,813)	(26,505)	(32,483)
Proceeds from legal settlements	0	5,150	5,100
Other, net	8,462	9,364	17,831
Cash provided from (used in) operating activities	268,027	234,958	277,934
Cash flows from investing activities:
Capital expenditures	(126,499)	(59,716)	(58,476)
Proceeds from sale of discontinued business	0	0	140,011
Deposits for interest rate swap	(16,487)	(10,844)	(12,514)
Return of deposits for interest rate swap	18,140	8,900	24,370
Other, net	(4,877)	(4,946)	(4,927)
Cash provided from (used in) investing activities	(129,723)	(66,606)	88,464
Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facility	131,000	14,000	(75,000)
Dividends paid	(70,763)	(59,400)	(50,368)
Repurchases of common stock	(194,924)	(248,509)	(92,195)
Other, net	(791)	(1,461)	(2,280)
Cash provided from (used in) financing activities	(135,478)	(295,370)	(219,843)
Effect of foreign exchange on cash and cash equivalents	(12,405)	(8,682)	3,019
(Decrease) increase in cash and cash equivalents	(9,579)	(135,700)	149,574
Cash and cash equivalents at end of year	$93,424	$103,003	$238,703

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
Foreign Currency Translation—We translate the balance sheets of our foreign subsidiaries into U.S. Dollars based on the current exchange rate at the end of each period. We translate the statements of income using the weighted-average exchange rates for the period. NewMarket includes translation adjustments in the Consolidated Balance Sheets as part of accumulated other comprehensive loss and transaction adjustments in the Consolidated Statements of Income as part of cost of goods sold. Foreign currency transaction adjustments resulted in a net loss of $11 million in 2015, $4 million in 2014, and $5 million in 2013.
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
Accounts Receivable—We record our accounts receivable at net realizable value. We maintain an allowance for doubtful accounts for estimated losses resulting from our customers not making required payments. We determine the adequacy of the allowance by periodically evaluating each customer’s receivable balance, considering our customers’ financial condition and credit history, and considering current economic conditions. The allowance for doubtful accounts was not material at December 31, 2015 or December 31, 2014.
Inventories—NewMarket values its petroleum additives and TEL inventories at the lower of cost or market, with cost in the U.S. determined on the last-in, first-out (LIFO) basis. In all other countries, we determine cost using the weighted-average method. Inventory cost includes raw materials, direct labor, and manufacturing overhead.
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
Goodwill arises from the excess of cost over net assets of businesses acquired. Goodwill represents the residual purchase price after allocation to all identifiable net assets. We test goodwill for impairment each year, as well as whenever a significant event or circumstance occurs which could reduce the fair value of the reporting unit to which the goodwill applies below the carrying amount of the reporting unit.
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
Employee Savings Plan—Most of our full-time salaried and hourly employees may participate in defined contribution savings plans. Employees who are covered by collective bargaining agreements may also participate in a savings plan according to the terms of their bargaining agreements. Employees, as well as NewMarket, contribute to the plans. We made contributions of $6 million in 2015, $6 million in 2014, and $5 million in 2013 related to these plans.
Research, Development, and Testing Expenses—NewMarket expenses all research, development, and testing costs as incurred. R&D costs include personnel-related costs, as well as internal and external testing of our products.
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
We generally provide for additional U.S. taxes that would be incurred if a foreign subsidiary returns its earnings in cash to the United States. Undistributed earnings of certain foreign subsidiaries for which U.S. taxes have not been provided totaled approximately $436 million at December 31, 2015, $363 million at December 31, 2014, and $301 million at December 31, 2013. Deferred income taxes have not been provided on these earnings since we expect them to be indefinitely reinvested abroad. Accordingly, no provision has been made for taxes that may be payable on the remittance of these earnings. The determination of the amount of such unrecognized deferred tax liability is not practicable because of the complexities with its hypothetical calculation.

Notes to Consolidated Financial Statements

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
Stock-based Compensation—We calculate fair value of restricted stock and restricted stock units based on the closing price of our common stock on the date of grant. If award recipients are entitled to receive dividends during the vesting period, we make no adjustment to the fair value of the award for dividends. If the award does not entitle recipients to dividends during the vesting period, we reduce the grant-date price of our common stock by the present value of the dividends expected to be paid on the underlying shares during the vesting period, discounted at the risk-free interest rate.
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

On July 2, 2013, Foundry Park I completed the sale of its real estate assets for $144 million in cash, which comprised our entire real estate development segment. The operations of the real estate development segment for the period presented are reported in income from operations of discontinued business, net of tax, in the Consolidated Statements of Income. We recognized a gain of $36 million ($22 million after tax) in 2013 related to this transaction.
The components of income from operations of discontinued business, net of tax, were as follows:

(in thousands)	Year Ended December 31, 2013
Rental revenue	$5,747
Cost of rental	2,136
Interest, financing, and other expenses, net	2,728
Income before income tax expense	883
Income tax expense	343
Income from operations of discontinued business, net of tax	$540

Notes to Consolidated Financial Statements

Interest, financing, and other expenses, net include only amounts directly related to the Foundry Park I mortgage loan and related interest rate swap. Other interest and financing expenses have not been allocated to discontinued operations. The Consolidated Statements of Cash Flows summarize the activity of discontinued operations and continuing operations together.

3.	Earnings Per Share
We had 27,434 shares in 2015, 30,521 shares in 2014, and 20,270 shares in 2013 of nonvested restricted stock and restricted stock units that were excluded from the calculation of diluted earnings per share, as their effect on earnings per share would be anti-dilutive.
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

	Years Ended December 31,
(in thousands, except per-share amounts)	2015	2014	2013
Earnings per share from continuing operations numerator:
Income from continuing operations attributable to common shareholders before allocation of earnings to participating securities	$238,603	$233,255	$242,347
Income from continuing operations allocated to participating securities	482	391	339
Income from continuing operations attributable to common shareholders after allocation of earnings to participating securities	$238,121	$232,864	$242,008
Earnings per share from continuing operations denominator:
Weighted-average number of shares of common stock outstanding - basic and diluted	12,241	12,671	13,286
Earnings per share from continuing operations - basic and diluted	$19.45	$18.38	$18.21

4.	Supplemental Cash Flow Information

	Years Ended December 31,
(in thousands)	2015	2014	2013
Cash paid during the year for
Interest and financing expenses (net of capitalization)	$16,193	$16,223	$17,172
Income taxes	99,006	112,289	96,273
Non-cash additions to property, plant, and equipment amounted to $14 million for 2015 and $6 million for 2014, and are included in current liabilities.

Notes to Consolidated Financial Statements

5.	Trade and Other Accounts Receivable, Net

	December 31,
(in thousands)	2015	2014
Trade receivables	$252,699	$275,176
Income tax receivables	20,141	10,531
Other	15,127	17,096
	$287,967	$302,803

6.	Inventories

	December 31,
(in thousands)	2015	2014
Finished goods and work-in-process	$292,978	$292,214
Raw materials	48,728	46,673
Stores, supplies, and other	9,925	9,533
	$351,631	$348,420
Our U.S. inventories, which are stated on the LIFO basis, amounted to $147 million at December 31, 2015, which was below replacement cost by approximately $36 million. At December 31, 2014, LIFO basis inventories were $134 million, which was approximately $55 million below replacement cost.
Our foreign inventories amounted to $196 million at December 31, 2015 and $206 million at December 31, 2014.
Reserves for obsolete and slow-moving inventory included in the table above were not material at December 31, 2015 or December 31, 2014.

7.	Prepaid Expenses and Other Current Assets

	December 31,
(in thousands)	2015	2014
Dividend funding	$17,594	$15,721
Income taxes on intercompany profit	12,310	13,545
Other	5,466	5,862
	$35,370	$35,128

8.	Property, Plant, and Equipment, at Cost

	December 31,
(in thousands)	2015	2014
Land	$41,101	$41,447
Land improvements	32,074	31,555
Leasehold improvements	1,516	1,433
Buildings	156,555	143,327
Machinery and equipment	774,857	752,005
Construction in progress	122,886	47,101
	$1,128,989	$1,016,868

Notes to Consolidated Financial Statements

We depreciate the cost of property, plant, and equipment by the straight-line method over the following estimated useful lives:

Land improvements	5 - 30 years
Buildings	10 - 48 years
Machinery and equipment	3 - 15 years
Depreciation expense was $35 million in 2015, $34 million in 2014, and $35 million in 2013.

9.	Intangibles (Net of Amortization) and Goodwill
The net carrying amount of intangibles and goodwill was $11 million at December 31, 2015 and $17 million at December 31, 2014. The gross carrying amount and accumulated amortization of each type of intangible asset and goodwill are presented in the table below.

	December 31,
	2015		2014
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Formulas and technology	$88,763	$86,861	$88,824	$82,050
Contracts	4,476	4,103	4,476	3,655
Customer bases	6,977	3,627	6,994	3,336
Trademarks and trade names	1,549	923	1,571	769
Goodwill	4,656		4,804
	$106,421	$95,514	$106,669	$89,810
Aggregate amortization expense		$5,704		$6,188
Aggregate amortization expense was $7 million in 2013. All of the intangibles relate to the petroleum additives segment. The change in the gross carrying amount between 2014 and 2015 is due to foreign currency fluctuations. There is no accumulated goodwill impairment.
Estimated annual amortization expense related to our intangible assets for the next five years is expected to be (in thousands):

2016	$1,888
2017	728
2018	698
2019	676
2020	315
We amortize contracts over 10 years; customer bases over 20 years; formulas and technology over 10 to 20 years; and trademarks and trade names over 10 years.

Notes to Consolidated Financial Statements

10.	Deferred Charges and Other Assets

	December 31,
(in thousands)	2015	2014
Interest rate swap deposits	$26,130	$27,783
Deferred financing costs, net of amortization	5,580	6,607
Asbestos insurance receivables	5,244	5,677
Other	6,057	5,368
	$43,011	$45,435
See Note 12 for further information on our long-term debt and Note 15 for further information on interest rate swaps.

11.	Accrued Expenses

	December 31,
(in thousands)	2015	2014
Employee benefits, payroll, and related taxes	$30,562	$29,284
Customer rebates	21,290	21,759
Capital projects	13,927	5,450
Taxes other than income and payroll	7,216	6,292
Other	26,516	23,754
	$99,511	$86,539

12.	Long-term Debt

	December 31,
(in thousands)	2015	2014
Senior notes - 4.10% due 2022	$349,586	$349,526
Revolving credit facility	145,000	14,000
	$494,586	$363,526
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

Notes to Consolidated Financial Statements

•	create or permit to exist liens;

•	enter into sale-leaseback transactions;

•	incur additional guarantees; and

•	sell all or substantially all of our assets or consolidate or merge with or into other companies.
We were in compliance with all covenants under the indenture governing the 4.10% senior notes as of December 31, 2015 and December 31, 2014.
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
We have recorded deferred financing costs of $2.5 million related to the credit facility, which we are amortizing over the term of the Credit Agreement.
The obligations under the Credit Agreement are unsecured and fully guaranteed by NewMarket. The revolving credit facility matures on October 28, 2019.
Borrowings made under the revolving credit facility bear interest at an annual rate equal to, at our election, either (1) the ABR plus the Applicable Rate (solely in the case of loans denominated in U.S. dollars to NewMarket) or (2) the Adjusted LIBO Rate plus the Applicable Rate. ABR is the greatest of (i) the rate of interest publicly announced by the Administrative Agent as its prime rate, (ii) the federal funds effective rate plus 0.5%, or (iii) the Adjusted LIBO Rate for a one month interest period plus 1%. The Adjusted LIBO Rate means the rate at which Eurocurrency deposits in the London interbank market for certain periods (as selected by NewMarket) are quoted, as adjusted for statutory reserve requirements. Depending on our consolidated Leverage Ratio, the Applicable Rate ranges from 0.00% to 0.50% for loans bearing interest based on the ABR and from 1.00% to 1.50% for loans bearing interest based on the Adjusted LIBO Rate. At December 31, 2015, the Applicable Rate was 0.25% for loans bearing interest based on the ABR and 1.25% for loans bearing interest based on the Adjusted LIBO Rate.
The Credit Agreement contains financial covenants that require NewMarket to maintain a consolidated Leverage Ratio (as defined in the Credit Agreement) of no more than 3.50 to 1.00 and a consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of no less than 3.00 to 1.00, calculated on a rolling four quarter basis, as of the end of each fiscal quarter ending on and after December 31, 2014. We were in compliance with all covenants under the revolving credit facility at December 31, 2015 and December 31, 2014.
The following table provides information related to the unused portion of our revolving credit facility in effect at December 31, 2015 and December 31, 2014:

	December 31,
(in thousands)	2015	2014
Maximum borrowing capacity under the revolving credit facility	$650,000	$650,000
Outstanding borrowings under the revolving credit facility	145,000	14,000
Outstanding letters of credit	2,895	3,271
Unused portion of revolving credit facility	$502,105	$632,729
The average interest rate for borrowings under our revolving credit facilities was 1.9% during 2015 and 2.9% during 2014. The average interest rate on outstanding borrowings was 2.1% at December 31, 2015 and 3.4% at December 31, 2014.
Outstanding borrowings for the revolving credit facility are due in 2019. None of our remaining outstanding borrowings at December 31, 2015 are due in the next five years.

Notes to Consolidated Financial Statements

13.	Other Noncurrent Liabilities

	December 31,
(in thousands)	2015	2014
Employee benefits	$77,413	$120,165
Interest rate swaps	19,494	21,147
Environmental remediation	14,907	15,170
Deferred income taxes	9,656	7,599
Asbestos litigation reserve	9,571	10,152
Other	13,044	13,451
	$144,085	$187,684
The decrease in employee benefits primarily reflects the change in the funded status of our pension and postretirement plans due to an amendment to the domestic postretirement plan, as well as a higher discount rate. See Note 18 for further information on these employee benefit plans. Further information on the interest rate swaps is in Note 15.

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
The maximum aggregate number of shares of our common stock that may be issued under the Plan is 1,000,000. At December 31, 2015, 980,817 shares were available for grant.
During 2015, we granted 8,441 share-based awards under the Plan. Of those awards, 7,993 were issued to employees as restricted stock or restricted stock units subject to a three-year vesting period and 448 shares were issued to four of our non-employee directors and vested immediately.

Notes to Consolidated Financial Statements

A summary of activity during 2015 related to NewMarket’s restricted stock and restricted stock units is presented below in whole shares:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested restricted stock and restricted stock units at January 1, 2015	30,521	$315.06
Granted in 2015	7,993	375.57
Vested in 2015	10,100	246.93
Forfeited in 2015	980	267.18
Nonvested restricted stock and restricted stock units at December 31, 2015	27,434	359.48
The fair value of shares vested was $4 million in 2015. We recognized compensation expense of $2 million in 2015, $2 million in 2014, and $1 million in 2013 related to restricted stock and restricted stock units. At December 31, 2015, total unrecognized compensation expense related to nonvested restricted stock and restricted stock units was $6 million, which is expected to be recognized over a period of 2.1 years.

15.	Derivatives and Hedging Activities
We are exposed to certain risks arising from both our business operations and economic conditions. We manage our exposures to a wide variety of business and operational risks through management of our core business activities.
We manage certain economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of our debt funding, as well as through the use of derivative financial instruments. Specifically, we have entered, and in the future may enter, into interest rate swaps to manage our exposure to interest rate movements.
Our foreign operations expose us to fluctuations of foreign exchange rates. These fluctuations may impact our results of operations, financial position, and cash flows. To manage this exposure, we sometimes enter into foreign currency forward contracts to minimize currency exposure due to cash flows from foreign operations. There were no such contracts outstanding at December 31, 2015 or December 31, 2014.
Non-designated Hedges
On June 25, 2009, we entered into an interest rate swap with Goldman Sachs in the notional amount of $97 million and with a maturity date of January 19, 2022 (Goldman Sachs interest rate swap). Under the terms of this interest rate swap, NewMarket is making fixed rate payments at 5.3075% and Goldman Sachs makes variable rate payments based on three-month LIBOR. We have collateralized this exposure through cash deposits posted with Goldman Sachs amounting to $26 million at December 31, 2015 and $28 million at December 31, 2014.
We have made an accounting policy election to not offset derivative fair value amounts with the fair value amounts for the right to reclaim cash collateral under our master netting arrangement. We do not use hedge accounting for the Goldman Sachs interest rate swap, and therefore, immediately recognize any change in the fair value of this derivative financial instrument directly in earnings.

Notes to Consolidated Financial Statements

The table below presents the fair value of our derivative financial instruments, as well as their classification on the Consolidated Balance Sheets.

	Liability Derivatives
	December 31, 2015		December 31, 2014
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Not Designated as Hedging Instruments
Goldman Sachs interest rate swap	Accrued expenses and Other noncurrent liabilities	$21,734	Accrued expenses and Other noncurrent liabilities	$23,389

The following table presents the effect of our derivative financial instruments on the Consolidated Statements of Income.
Effect of Derivative Instruments on the Consolidated Statements of Income
Not Designated Derivatives
(in thousands)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Years Ended December 31,
		2015	2014	2013
Goldman Sachs interest rate swap	Other income (expense), net	$(3,221)	$(7,125)	$6,690
Credit-risk Related Contingent Features
The agreement we have with our current derivative counterparty contains a provision where we could be declared in default on our derivative obligation if repayment of indebtedness is accelerated by our lender(s) due to our default on the indebtedness.
As of December 31, 2015, the fair value of the derivative in a net liability position related to this agreement, which includes accrued interest but excludes any adjustment for nonperformance risk, was $22 million. We have minimum collateral posting thresholds with the counterparty and have posted cash collateral of $26 million as of December 31, 2015. If required, we could have settled our obligations under the agreement at the termination value of $22 million at December 31, 2015.

Notes to Consolidated Financial Statements

16.	Fair Value Measurements
The following table provides information on assets and liabilities measured at fair value on a recurring basis. No material events occurred during 2015 requiring adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

	Carrying Amount in Consolidated Balance Sheets	Fair Value	Fair Value Measurements Using
			Level 1	Level 2	Level 3
(in thousands)	December 31, 2015
Cash and cash equivalents	$93,424	$93,424	$93,424	$0	$0
Cash deposit for collateralized interest rate swap	26,130	26,130	26,130	0	0
Interest rate swap liability	21,734	21,734	0	21,734	0
	December 31, 2014
Cash and cash equivalents	$103,003	$103,003	$103,003	$0	$0
Cash deposit for collateralized interest rate swap	27,783	27,783	27,783	0	0
Interest rate swap liability	23,389	23,389	0	23,389	0
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
Although we have determined that the majority of the inputs used to value our derivative falls within Level 2 of the fair value hierarchy, the credit valuation adjustment associated with the derivative utilizes Level 3 inputs. These Level 3 inputs include estimates of current credit spreads to evaluate the likelihood of default by both us and the counterparties to the derivative. As of December 31, 2015 and December 31, 2014, we have assessed the significance of the impact of the credit valuation adjustment on the overall valuation of our derivative and have determined that the credit valuation adjustment is not significant to the overall valuation of the derivative. Accordingly, we have determined that our derivative valuation should be classified in Level 2 of the fair value hierarchy.
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

	December 31, 2015		December 31, 2014
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$494,586	$515,302	$363,526	$388,581

17.	Commitments and Contingencies
Contractual Commitments—NewMarket has operating lease agreements primarily for office space, land, transportation equipment, and storage facilities. Rental expense was $34 million in 2015, $30 million in 2014, and $27 million in 2013.
Future lease payments for all noncancelable operating leases as of December 31, 2015 are (in millions):

2016	$14
2017	11
2018	9
2019	7
2020	6
After 2020	31
We have contractual obligations for the construction of assets, as well as purchases of property and equipment, of approximately $44 million at December 31, 2015, all of which are due within five years.
Purchase Obligations—We have purchase obligations for goods or services that are enforceable, legally binding, and specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. Purchase orders made in the ordinary course of business are excluded from this amount. Any amounts for which we are liable under purchase orders are reflected in our Consolidated Balance Sheets as accounts payable or accrued expenses.
Future payments for purchase obligations as of December 31, 2015 are (in millions):

2016	$29
2017	18
2018	19
2019	18
2020	2
After 2020	18

Notes to Consolidated Financial Statements

Litigation—We are involved in legal proceedings that are incidental to our business and include administrative or judicial actions seeking remediation under environmental laws, such as CERCLA or Superfund. Some of these legal proceedings relate to environmental matters and involve governmental authorities. For further information see “Environmental” below and Item 1 of this Form 10-K.
While it is not possible to predict or determine with certainty the outcome of any legal proceeding, we believe the outcome of any of these proceedings, or all of them combined, will not result in a material adverse effect on our consolidated results of operations, financial condition, or cash flows.
In late 2013, Afton initiated a voluntary self-audit of its compliance with certain sections of the Toxic Substances Control Act (TSCA) under the EPA’s audit policy (Audit Policy). If any potential TSCA violations are discovered during the audit, we would voluntarily disclose them to the EPA under the Audit Policy. In August 2014, the EPA TSCA staff began its own TSCA inspection of both Afton and Ethyl. While it is not possible to predict or determine with certainty the outcome, we do not believe that any findings identified as a result of our audit or the EPA’s TSCA inspection will have a material adverse effect on our consolidated results of operations, financial condition, or cash flows.
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

Based on the above assumptions, we have provided an undiscounted liability related to premises asbestos claims of $11 million at December 31, 2015 and $12 million at December 31, 2014. The liabilities related to asbestos claims are included in accrued expenses (current portion) and other noncurrent liabilities on the Consolidated Balance Sheets. Certain of these costs are recoverable through our insurance coverage and an agreement with Albemarle Corporation. The receivable for these recoveries related to premises asbestos liabilities was $6 million at December 31, 2015 and $7 million at December 31, 2014. These receivables are included in trade and other accounts receivable, net on the Consolidated Balance Sheets for the current portion. The noncurrent portion is included in deferred charges and other assets.

Notes to Consolidated Financial Statements

Environmental—We are involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination, disposal of hazardous waste, and other environmental matters at several of our current or former facilities, or at third-party sites where we have been designated as a potentially responsible party (PRP). While we believe we are currently adequately accrued for known environmental issues, it is possible that unexpected future costs could have a significant impact on our financial position, results of operations, and cash flows. Our total accruals for environmental remediation, dismantling, and decontamination were approximately $17 million at December 31, 2015 and $18 million at December 31, 2014.
Our more significant environmental sites include a former TEL plant site in Louisiana (the Louisiana site) and a former Houston, Texas plant site (the Texas site). Together, the amounts accrued on a discounted basis related to these sites represent approximately $10 million of the total accrual above at December 31, 2015 and $11 million of the total accrual above at December 31, 2014, using discount rates ranging from 3% to 9%. Of the total accrued for these two sites, the amount related to remediation of groundwater and soil was $4 million for the Louisiana site and $6 million for the Texas site at December 31, 2015 and $5 million for the Louisiana site and $6 million for the Texas site at December 31, 2014. The aggregate undiscounted amount for these sites was $14 million at December 31, 2015 and $15 million at December 31, 2014.
In 2000, the EPA named us as a PRP under Superfund law for the clean-up of soil and groundwater contamination at the five grouped disposal sites known as "Sauget Area 2 Sites" in Sauget, Illinois. Without admitting any fact, responsibility, fault, or liability in connection with this site, we are participating with other PRPs in site investigations and feasibility studies. In December 2013, the EPA issued its Record of Decision confirming its remedies for the selected Sauget Area 2 sites. We have accrued our estimated proportional share of the remedial costs and expenses addressed in the Record of Decision. We do not believe there is any additional information available as a basis for revision of the liability that we have established at December 31, 2015. The amount accrued for this site is not material.

18.	Pension Plans and Other Postretirement Benefits
NewMarket uses a December 31 measurement date for all of our plans.
U.S. Retirement Plans
NewMarket sponsors four pension plans for all full-time U.S. employees that offer a benefit based primarily on years of service and compensation. Employees do not contribute to these pension plans. The plans are as follows:

•	Salaried employees pension plan;

•	Afton pension plan for union employees (the Sauget plan);

•	NewMarket retirement income plan for union employees in Houston, Texas (the Houston plan); and

•	Afton Chemical Additives pension plan for union employees in Port Arthur, Texas (the Port Arthur plan).
In addition, we offer an unfunded, nonqualified supplemental pension plan. This plan restores the pension benefits from our regular pension plans that would have been payable to designated participants if it were not for limitations imposed by U.S. federal income tax regulations.
We also provide postretirement health care benefits and life insurance to eligible retired employees. NewMarket pays the premium for the insurance contract that holds plan assets for retiree life insurance benefits. A plan amendment, with an effective date of January 1, 2016, was made in 2015 to provide post-65 medical and prescription drug benefits to retirees through a private healthcare exchange with fixed subsidies to eligible retirees through a health reimbursement account. As a result, the postretirement plan liabilities were remeasured at September 1, 2015 resulting in a non-cash improvement in the funded position. The adjustment to accumulated other comprehensive loss is reflected in prior service cost (credit) and will be amortized into expense.

Notes to Consolidated Financial Statements

The components of net periodic pension and postretirement benefit costs, as well as other amounts recognized in other comprehensive income (loss), are shown below.

	Years Ended December 31,
	Pension Benefits			Postretirement Benefits
(in thousands)	2015	2014	2013	2015	2014	2013
Net periodic benefit cost
Service cost	$13,034	$9,608	$11,087	$2,244	$1,849	$2,130
Interest cost	11,938	10,936	9,571	2,548	2,739	2,598
Expected return on plan assets	(20,467)	(17,524)	(14,519)	(1,288)	(1,311)	(1,452)
Amortization of prior service cost (credit)	99	99	176	(1,008)	9	9
Amortization of actuarial net (gain) loss	6,891	3,825	7,080	0	(713)	(8)
Net periodic benefit cost	11,495	6,944	13,395	2,496	2,573	3,277
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss)
Actuarial net (gain) loss	11,095	56,364	(61,710)	(1,826)	16,264	(12,902)
Prior service cost (credit)	0	0	972	(35,768)	0	0
Amortization of actuarial net gain (loss)	(6,891)	(3,825)	(7,080)	0	713	8
Amortization of prior service (cost) credit	(99)	(99)	(176)	1,008	(9)	(9)
Total recognized in other comprehensive income (loss)	4,105	52,440	(67,994)	(36,586)	16,968	(12,903)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$15,600	$59,384	$(54,599)	$(34,090)	$19,541	$(9,626)

The estimated actuarial net loss to be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2016 is expected to be $5 million for pension plans. The estimated prior service credit to be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2016 is expected to be $62 thousand for pension plans. The estimated prior service credit to be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2016 related to postretirement benefits is expected to be $3 million.

Notes to Consolidated Financial Statements

Changes in the plans’ benefit obligations and assets follow.

	Years Ended December 31,
	Pension Benefits		Postretirement Benefits
(in thousands)	2015	2014	2015	2014
Change in benefit obligation
Benefit obligation at beginning of year	$291,119	$220,770	$74,203	$56,526
Service cost	13,034	9,608	2,244	1,849
Interest cost	11,938	10,936	2,548	2,739
Actuarial net (gain) loss	(14,718)	57,449	(1,884)	16,092
Plan amendment	0	0	(35,770)	0
Benefits paid	(8,645)	(7,644)	(2,824)	(3,003)
Benefit obligation at end of year	292,728	291,119	38,517	74,203
Change in plan assets
Fair value of plan assets at beginning of year	255,571	228,173	24,270	24,851
Actual return on plan assets	(5,346)	18,609	1,228	1,139
Employer contributions	19,331	16,433	1,298	1,283
Benefits paid	(8,645)	(7,644)	(2,824)	(3,003)
Fair value of plan assets at end of year	260,911	255,571	23,972	24,270
Funded status	$(31,817)	$(35,548)	$(14,545)	$(49,933)
Amounts recognized in the Consolidated Balance Sheets
Noncurrent assets	$7,297	$7,641	$0	$0
Current liabilities	(2,735)	(2,770)	(1,396)	(1,492)
Noncurrent liabilities	(36,379)	(40,419)	(13,149)	(48,441)
	$(31,817)	$(35,548)	$(14,545)	$(49,933)
Amounts recognized in accumulated other comprehensive loss
Actuarial net (gain) loss	$103,164	$98,960	$(1,081)	$745
Prior service cost (credit)	(504)	(405)	(34,760)	0
	$102,660	$98,555	$(35,841)	$745
The accumulated benefit obligation for all domestic defined benefit pension plans was $251 million at December 31, 2015 and $247 million at December 31, 2014.
The fair market value of plan assets exceeded the accumulated benefit obligation for all domestic plans, except the nonqualified plan, at December 31, 2015 and December 31, 2014. The fair market value of plan assets exceeded the projected benefit obligation for all domestic plans, except the Salaried and the nonqualified plan, at December 31, 2015 and December 31, 2014.
The net asset position for plans in which assets exceed the projected benefit obligation is included in prepaid pension cost on the Consolidated Balance Sheets.
The net liability position of plans in which the projected benefit obligation exceeds assets is included in other noncurrent liabilities on the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements

A portion of the accrued benefit cost for the nonqualified plan is included in current liabilities at both December 31, 2015 and December 31, 2014. As the nonqualified plan is unfunded, the amount reflected in current liabilities represents the expected benefit payments related to the nonqualified plan during 2016.
The first table below shows information on domestic pension plans with the accumulated benefit obligation in excess of plan assets. The second table presents information on domestic pension plans with the projected benefit obligation in excess of plan assets.

	December 31,
(in thousands)	2015	2014
Plans with the accumulated benefit obligation in excess of the fair market value of plan assets
Projected benefit obligation	$37,637	$38,971
Accumulated benefit obligation	34,526	35,704
Fair market value of plan assets	0	0

	December 31,
(in thousands)	2015	2014
Plans with the projected benefit obligation in excess of the fair market value of plan assets
Projected benefit obligation	$232,849	$230,699
Fair market value of plan assets	193,736	187,511
There are no assets held by the trustee for the retired beneficiaries of the nonqualified plan. Payments to retired beneficiaries of the nonqualified plan are made with cash from operations.
Assumptions—We used the following assumptions to calculate the results of our retirement plans:

	Pension Benefits			Postretirement Benefits
	2015	2014	2013	2015	2014	2013
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31,
Discount rate	4.125%	5.000%	4.125%	4.125%	5.000%	4.125%
Expected long-term rate of return on plan assets	8.50%	8.50%	8.50%	5.50%	5.50%	6.00%
Rate of projected compensation increase	3.50%	3.50%	3.50%
Weighted-average assumptions used to determine benefit obligations at December 31,
Discount rate	4.500%	4.125%	5.000%	4.500%	4.125%	5.000%
Rate of projected compensation increase	3.50%	3.50%	3.50%

Notes to Consolidated Financial Statements

For pension plans, we base the assumed expected long-term rate of return for plan assets on an analysis of our actual investments, including our asset allocation, as well as an analysis of expected returns. This analysis reflects the expected long-term rates of return for each significant asset class and economic indicator. As of January 1, 2016, the expected rates were 8.5% for U.S. large cap stocks, 4.5% for fixed income, and 2.9% for inflation. The range of returns relies both on forecasts and on broad-market historical benchmarks for expected return, correlation, and volatility for each asset class. Our asset allocation is predominantly weighted toward equities. Through our ongoing monitoring of our investments and review of market data, we have determined that we should maintain the expected long-term rate of return for our U.S. plans at 8.5% at December 31, 2015. For the postretirement plan, we based the assumed expected long-term rate of return for plan assets on an evaluation of projected interest rates, as well as the guaranteed interest rate for our insurance contract.
Assumed health care cost trend rates for 2014 are shown in the table below. Due to the postretirement plan amendment outlined above, health care cost trend rates will not have an effect on the accumulated postretirement benefit obligation and net periodic postretirement benefit cost in 2015 and future years.

December 31,
2014
Health care cost trend rate assumed for next year	7.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%
Year that the rate reaches the ultimate trend rate	2020
The Patient Protection and Affordable Care Act (PPACA), as amended by the Health Care and Education Reconciliation Act of 2010, was signed into law in March 2010. The PPACA mandates health care reforms with effective dates from 2010 to 2018, including an excise tax on high cost health care plans effective in 2018. The postretirement plan amendment outlined above limited NewMarket’s exposure to the excise tax provision of PPACA, so no adjustment was incorporated into the benefit obligation at December 31, 2015.
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

	December 31, 2015				December 31, 2014
		Fair Value Measurements Using				Fair Value Measurements Using
(in thousands)	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Pension Plans
Equity securities:
U. S. companies	$211,471	$211,471	$0	$0	$199,597	$199,597	$0	$0
International companies	9,512	9,512	0	0	12,097	12,097	0	0
Real estate investment trusts	3,339	3,339	0	0	2,432	2,432	0	0
Common collective trust	19,329	0	19,329	0	19,222	0	19,222	0
Money market instruments	5,854	5,854	0	0	7,467	7,467	0	0
Mutual funds—fixed income	8,560	8,560	0	0	9,802	9,802	0	0
Cash and cash equivalents	1,927	1,927	0	0	3,862	3,862	0	0
Insurance contract	919	0	919	0	1,092	0	1,092	0
	$260,911	$240,663	$20,248	$0	$255,571	$235,257	$20,314	$0
Postretirement Plans
Insurance contract	$23,972	$0	$23,972	$0	$24,270	$0	$24,270	$0
The valuation methodologies used to develop the fair value measurements for the investments in the table above is outlined below. There have been no changes in the valuation techniques used to value the investments.

•	Equity securities, including common stock and real estate investment trusts, are valued at the closing price reported on a national exchange.

•
The common collective trust (the trust) is valued at the net asset value of units held by the Plan based on the quoted market value of the underlying investments held by the fund. The trust invests primarily in a diversified portfolio of equity securities of companies located outside of the United States and Canada, as determined by a company's jurisdiction of incorporation. We may make withdrawals from the trust on the first business day of each month with at least ten business days' notice. There are no restrictions on redemption as of December 31, 2015 or December 31, 2014.

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

Notes to Consolidated Financial Statements

Cash Flows—For U.S. plans, NewMarket expects to contribute $19 million to our pension plans in 2016. Contributions to our postretirement benefit plans are not expected to be material. The expected benefit payments for the next ten years are as follows.

(in thousands)	Expected Pension Benefit Payments	Expected Postretirement Benefit Payments
2016	$9,703	$3,035
2017	10,825	2,913
2018	11,587	2,759
2019	12,486	2,626
2020	13,180	2,492
2021 through 2025	79,969	11,065
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
The components of net periodic pension, as well as other amounts recognized in other comprehensive income (loss), for these foreign defined benefit pension plans are shown below.

	Years Ended December 31,
(in thousands)	2015	2014	2013
Net periodic benefit cost
Service cost	$8,150	$6,213	$5,518
Interest cost	4,932	5,993	5,405
Expected return on plan assets	(7,077)	(8,012)	(6,900)
Amortization of prior service cost (credit)	(95)	(102)	(23)
Amortization of actuarial net (gain) loss	1,587	1,092	1,425
Settlements and curtailments	0	1,817	205
Net periodic benefit cost	7,497	7,001	5,630
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss)
Actuarial net (gain) loss	(5,461)	13,004	(404)
Settlements and curtailments	0	(1,069)	(710)
Amortization of actuarial net gain (loss)	(1,587)	(1,092)	(1,425)
Amortization of prior service (cost) credit	95	102	23
Total recognized in other comprehensive income (loss)	(6,953)	10,945	(2,516)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$544	$17,946	$3,114

Notes to Consolidated Financial Statements

The settlements and curtailments amounts for 2014 in the table above reflect the termination of the Canadian Hourly pension plan and the settlement of the Canadian Salary pension plan. The settlements and curtailments amounts for 2013 reflect the workforce reduction at our Ethyl Canada facility as a result of the decision to sell this facility and terminate the workforce.
The estimated actuarial net loss to be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2016 is expected to be $1 million. The estimated prior service credit to be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2016 is expected to be $90 thousand. Changes in the benefit obligations and assets of the foreign defined benefit pension plans follow.

	Years Ended December 31,
(in thousands)	2015	2014
Change in benefit obligation
Benefit obligation at beginning of year	$158,279	$149,683
Service cost	8,150	6,213
Interest cost	4,932	5,993
Employee contributions	917	902
Actuarial net (gain) loss	(10,736)	21,133
Benefits paid	(5,203)	(5,530)
Settlements and curtailments	0	(7,646)
Foreign currency translation	(9,591)	(12,469)
Benefit obligation at end of year	146,748	158,279
Change in plan assets
Fair value of plan assets at beginning of year	142,986	144,783
Actual return on plan assets	1,923	15,323
Employer contributions	5,981	6,664
Employee contributions	917	902
Benefits paid	(5,203)	(5,530)
Settlements	0	(9,098)
Foreign currency translation	(7,958)	(10,058)
Fair value of plan assets at end of year	138,646	142,986
Funded status	$(8,102)	$(15,293)
Amounts recognized in the Consolidated Balance Sheets
Noncurrent assets	$13,133	$8,441
Current liabilities	(302)	(276)
Noncurrent liabilities	(20,933)	(23,458)
	$(8,102)	$(15,293)
Amounts recognized in accumulated other comprehensive loss
Actuarial net (gain) loss	$40,615	$47,663
Prior service cost (credit)	(44)	(139)
Transition obligation	10	10
	$40,581	$47,534

Notes to Consolidated Financial Statements

The settlements and curtailments amounts in the table above include $8 million in cash settlement payments relating to the termination of the Canadian Hourly pension plan and the settlement of the Canadian Salary plan.
The accumulated benefit obligation for all foreign defined benefit pension plans was $125 million at December 31, 2015 and $134 million at December 31, 2014.
The fair market value of plan assets exceeded both the accumulated benefit obligation and projected benefit obligation for the United Kingdom and the Canadian Salary plans at both year-end 2015 and 2014. The net asset position of the United Kingdom and Canadian Salary plans are included in prepaid pension cost on the Consolidated Balance Sheets at December 31, 2015 and December 31, 2014. The accumulated benefit obligation and projected benefit obligation exceeded the fair market value of plan assets for the German, Belgian, and Mexican plans at December 31, 2015 and December 31, 2014. The accrued benefit cost of these plans is included in other noncurrent liabilities on the Consolidated Balance Sheets.
As the German plan is unfunded, a portion of the accrued benefit cost for the German plan is included in current liabilities at year-end 2015 and 2014, reflecting the expected benefit payments related to the plan for the following year.
The first table below shows information on foreign pension plans with the accumulated benefit obligation in excess of plan assets. The second table shows information on foreign pension plans with the projected benefit obligation in excess of plan assets.

	December 31,
(in thousands)	2015	2014
Plans with the accumulated benefit obligation in excess of the fair market value of plan assets
Projected benefit obligation	$30,521	$33,935
Accumulated benefit obligation	20,005	22,426
Fair market value of plan assets	9,286	10,201

	December 31,
(in thousands)	2015	2014
Plans with the projected benefit obligation in excess of the fair market value of plan assets
Projected benefit obligation	$30,521	$33,935
Fair market value of plan assets	9,286	10,201
Assumptions—The information in the table below provides the weighted-average assumptions used to calculate the results of our foreign defined benefit pension plans.

	2015	2014	2013
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31,
Discount rate	3.11%	4.01%	4.03%
Expected long-term rate of return on plan assets	5.03%	5.66%	5.56%
Rate of projected compensation increase	4.27%	4.25%	4.26%
Weighted-average assumptions used to determine benefit obligations at December 31,
Discount rate	3.58%	3.11%	4.01%
Rate of projected compensation increase	4.28%	4.27%	4.25%

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

	December 31, 2015				December 31, 2014
		Fair Value Measurements Using				Fair Value Measurements Using
(in thousands)	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Equity securities:
U.S. companies	$9,191	$9,191	$0	$0	$9,158	$9,158	$0	$0
International companies	58,727	58,727	0	0	58,036	58,036	0	0
Debt securities—corporate	22,678	22,678	0	0	23,779	23,779	0	0
Debt securities—government	28,426	28,426	0	0	29,956	29,956	0	0
Mutual funds	146	146	0	0	126	126	0	0
Cash and cash equivalents	321	321	0	0	1,461	1,461	0	0
Pooled investment funds:
Equity securities—U.S. companies	331	0	331	0	333	0	333	0
Equity securities—international companies	2,861	0	2,861	0	3,722	0	3,722	0
Debt securities—corporate	212	0	212	0	265	0	265	0
Debt securities—government	270	0	270	0	276	0	276	0
Cash and cash equivalents	405	0	405	0	290	0	290	0
Property	5,939	0	5,939	0	5,509	0	5,509	0
Insurance contract	9,139	0	9,139	0	10,075	0	10,075	0
	$138,646	$119,489	$19,157	$0	$142,986	$122,516	$20,470	$0
The valuation methodologies used to develop the fair value measurements for the investments in the table above are outlined below. There have been no changes in the valuation techniques used to value the investments.

Notes to Consolidated Financial Statements

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

Cash Flows—For foreign pension plans, NewMarket expects to contribute $6 million to the plans in 2016. The expected benefit payments for the next ten years for our foreign pension plans are shown in the table below.

(in thousands)	Expected Pension Benefit Payments
2016	$3,944
2017	4,085
2018	4,967
2019	4,344
2020	5,787
2021 through 2025	28,638

19.	Other Income (Expense), Net
Other income (expense), net was expense of $3 million in 2015, expense of $7 million in 2014, and income of $7 million in 2013, primarily representing a loss in 2015 and 2014 and a gain in 2013 on the Goldman Sachs interest rate swap derivative instrument recorded at fair value. See Note 15 for additional information on the interest rate swap.

Notes to Consolidated Financial Statements

20.    Income Tax Expense
Our income from continuing operations before income tax expense, as well as our provision for income taxes from continuing operations is shown in the table below.

	Years Ended December 31,
(in thousands)	2015	2014	2013
Income from continuing operations before income tax expense
Domestic	$229,561	$226,777	$236,114
Foreign	109,410	112,322	105,197
	$338,971	$339,099	$341,311

Income tax expense from continuing operations
Current income taxes
Federal	$62,491	$61,866	$62,547
State	11,216	13,763	8,782
Foreign	26,511	22,007	22,016
	100,218	97,636	93,345
Deferred income taxes
Federal	1,287	5,199	3,374
State	(936)	774	771
Foreign	(201)	2,235	1,474
	150	8,208	5,619
Total income tax expense from continuing operations	$100,368	$105,844	$98,964

The reconciliation of the U.S. federal statutory rate to the effective income tax rate follows:

	% of Income from Continuing Operations Before Income Tax Expense
	2015	2014	2013
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal tax	2.0	2.8	1.8
Foreign operations	(4.3)	(4.3)	(3.6)
Research tax credit	(1.2)	(1.0)	(2.1)
Domestic manufacturing tax benefit	(1.9)	(2.0)	(2.5)
Other items and adjustments	0.0	0.7	0.4
Effective income tax rate	29.6%	31.2%	29.0%
The 2013 effective rate included the effect of the R&D tax credit for 2012 and 2013, as the legislation to extend such tax credits was retroactively signed into law in January 2013. Certain foreign operations have a U.S. tax impact due to our election to include their earnings in our federal income tax return.

Notes to Consolidated Financial Statements

Our deferred income tax assets and liabilities follow.

	December 31,
(in thousands)	2015	2014
Deferred income tax assets
Future employee benefits	$31,932	$47,054
Environmental and future shutdown reserves	6,051	6,433
Loss on derivatives	8,454	9,098
Trademark expenses	5,747	5,663
Foreign currency translation adjustments	7,489	4,676
Other	6,720	5,210
	66,393	78,134
Deferred income tax liabilities
Depreciation and amortization	25,119	23,515
Other	6,201	5,882
	31,320	29,397
Net deferred income tax assets	$35,073	$48,737
Reconciliation to financial statements
Deferred income tax assets—current	$6,375	$7,837
Deferred income tax assets—noncurrent	38,354	48,499
Deferred income tax liabilities—noncurrent	9,656	7,599
Net deferred income tax assets	$35,073	$48,737
Deferred income tax liabilities - noncurrent is included in other noncurrent liabilities on our Consolidated Balance Sheets. Our deferred taxes are in a net asset position at December 31, 2015. Based on current forecast operating plans and historical profitability, we believe that we will recover nearly the full benefit of our deferred tax assets. We have recorded an immaterial valuation allowance at certain foreign subsidiaries.
The balance of unrecognized tax benefits totaled approximately $2 million at December 31, 2015, $1 million at December 31, 2014, and $3 million at December 31, 2013. The primary reason for the decrease in unrecognized tax benefits during 2014 was the conclusion of the Internal Revenue Service examination of the 2011 and 2012 tax years. The additions and decreases in 2013 and 2015 were not material. The full amount at December 31, 2015, if recognized, would affect our effective tax rate.
We expect the amount of unrecognized tax benefits to change in the next twelve months; however, we do not expect the change to have a material impact on our financial statements.
Our U.S. subsidiaries file a U.S. federal consolidated income tax return. We are currently under examination by various U.S. state and foreign jurisdictions and remain subject to examination until the statute of limitations expires for the respective tax jurisdiction. We have concluded all U.S. federal tax matters through 2012. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from three to five years. Years still open to examination by foreign tax authorities in major jurisdictions include: the United Kingdom (2012 and forward); Singapore (2011 and forward); Belgium (2015 and forward); and Brazil (2011 and forward).

Notes to Consolidated Financial Statements

21.	Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
The balances of, and changes in, the components of accumulated other comprehensive loss, net of tax, consist of the following:

(in thousands)	Pension Plans and Other Postretirement Benefits	Derivative Instruments	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2012	$(96,139)	$(4,173)	$(10,377)	$(110,689)
Other comprehensive income (loss) before reclassifications	45,327	0	(5,216)	40,111
Amounts reclassified from accumulated other comprehensive loss	6,319	4,173	0	10,492
Other comprehensive income (loss)	51,646	4,173	(5,216)	50,603
Balance at December 31, 2013	(44,493)	0	(15,593)	(60,086)
Other comprehensive income (loss) before reclassifications	(54,473)	0	(28,448)	(82,921)
Amounts reclassified from accumulated other comprehensive loss	3,847	0	0	3,847
Other comprehensive income (loss)	(50,626)	0	(28,448)	(79,074)
Balance at December 31, 2014	(95,119)	0	(44,041)	(139,160)
Other comprehensive income (loss) before reclassifications	20,524	0	(30,687)	(10,163)
Amounts reclassified from accumulated other comprehensive loss	4,797	0	0	4,797
Other comprehensive income (loss)	25,321	0	(30,687)	(5,366)
Balance at December 31, 2015	$(69,798)	$0	$(74,728)	$(144,526)

Notes to Consolidated Financial Statements

The following table illustrates the amounts, net of tax, reclassified out of each component of accumulated other comprehensive loss and their location within the respective line items on the Consolidated Statements of Income.

(in thousands)	Amount Reclassified from Accumulated Other Comprehensive Loss
Accumulated Other Comprehensive Loss Component	Years Ended December 31,			Affected Line Item on the Consolidated Statements of Income
	2015	2014	2013
Pension plans and other postretirement benefits:
Amortization of prior service (credit) cost	$(629)	$(11)	$97	(a)
Amortization of actuarial net (gain) loss	5,426	2,728	5,404	(a)
Settlements and curtailments	0	1,126	785	(a)
Amortization of transition obligation	0	4	33	(a)
Total pension plans and other postretirement benefits	4,797	3,847	6,319
Derivative instruments:
Amortization of mortgage loan interest rate swap	0	0	1,666	Income from operations of discontinued business, net of tax (b)
Amortization of construction loan interest rate swap	0	0	2,507	Discontinued operations (b)
Total derivative instruments	0	0	4,173
Total reclassifications for the period	$4,797	$3,847	$10,492

(a) These components of accumulated other comprehensive loss are included in the computation of net periodic benefit cost. See Note 18 for further information.
(b) Amounts relate to the Foundry Park I mortgage loan interest rate swap and the construction loan interest rate swap. Amounts are presented net of income tax expense of $1.1 million for the mortgage loan interest rate swap and $1.6 million for the construction loan interest rate swap for 2013. Due to the sale of the real estate assets of Foundry Park I in July 2013, the amounts recorded in accumulated other comprehensive loss for both interest rate swaps were completely recognized in the Consolidated Statements of Income in 2013.
In 2013, $2.5 million of the amount reported in the table above for the amortization of construction loan interest rate swap was a component of gain on sale of discontinued business, net of tax. The remaining amounts related to derivative instruments for all periods were components of income from operations of discontinued business, net of tax.

22.	Segment and Geographic Area Information
Segment Information—The tables below show our consolidated segment results. The “All other” category includes the operations of the TEL business, as well as certain contracted manufacturing and services associated with Ethyl.
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

Notes to Consolidated Financial Statements

	Years Ended December 31,
(in thousands)	2015	2014	2013
Consolidated revenue
Petroleum additives
Lubricant additives	$1,740,956	$1,901,279	$1,829,681
Fuel additives	384,039	423,803	441,578
Total	2,124,995	2,325,082	2,271,259
All other	15,835	10,323	9,096
Consolidated revenue (a)	$2,140,830	$2,335,405	$2,280,355
Segment operating profit
Petroleum additives	$374,934	$385,084	$375,291
All other	4,372	1,279	(1,150)
Segment operating profit	379,306	386,363	374,141
Corporate, general, and administrative expenses	(22,779)	(23,397)	(22,508)
Interest and financing expenses, net	(14,652)	(16,567)	(17,796)
Gain (loss) on interest rate swap agreement (b)	(3,221)	(7,125)	6,690
Other income (expense), net	317	(175)	784
Income from continuing operations before income tax expense	$338,971	$339,099	$341,311

(a)
Net sales to one customer of our petroleum additives segment exceeded 10% of consolidated revenue in 2014 and 2013. Sales to Shell amounted to $261 million (11% of consolidated revenue) in 2014 and $253 million (11% of consolidated revenue) in 2013. These sales represent a wide range of products sold to multiple Shell affiliates around the world. No customer exceeded 10% of net sales in 2015.

(b)
The gain (loss) on interest rate swap agreement represents the change, since the beginning of the reporting period, in the fair value of an interest rate swap which we entered into on June 25, 2009. We are not using hedge accounting to record the interest rate swap, and accordingly, any change in the fair value is immediately recognized in earnings.

Notes to Consolidated Financial Statements

The following tables show asset information by segment and the reconciliation to consolidated assets. Segment assets consist of accounts receivable, inventory, and long-lived assets. Long-lived assets included in the petroleum additives segment amounts in the table below include property, plant, and equipment, net of depreciation, as well as intangibles (net of amortization) and goodwill. The additions to long-lived assets include only property, plant, and equipment, net of depreciation for each year presented.

	December 31,
(in thousands)	2015	2014
Segment assets
Petroleum additives	$1,011,047	$931,133
All other	14,324	17,422
	1,025,371	948,555
Cash and cash equivalents	93,424	103,003
Other accounts receivable	4,184	4,492
Deferred income taxes	44,729	56,336
Prepaid expenses and other current assets	35,370	35,128
Non-segment property, plant, and equipment, net	29,640	29,570
Prepaid pension cost	20,430	16,082
Deferred charges and other assets	36,767	38,759
Total assets	$1,289,915	$1,231,925

	Years Ended December 31,
(in thousands)	2015	2014	2013
Additions to long-lived assets
Petroleum additives	$124,605	$57,065	$54,187
All other	22	0	7
Corporate	1,872	2,651	4,282
Total additions to long-lived assets	$126,499	$59,716	$58,476
Depreciation and amortization
Petroleum additives	$39,365	$38,844	$38,750
All other (a)	12	27	4,683
Corporate	2,888	2,667	2,711
Total depreciation and amortization	$42,265	$41,538	$46,144

(a)
The amount for 2013 includes depreciation and amortization expense of Foundry Park I, which was $5 million for 2013. This amount is included in income from operations of discontinued business, net of tax in the Consolidated Statements of Income.

Notes to Consolidated Financial Statements

Geographic Area Information - The tables below report revenue, total assets, and long-lived assets by geographic area, as well as by country for those countries with significant revenues or long-lived assets. Since our foreign operations are significant to our overall business, we are also presenting revenue in the table below by the major regions in which we operate. NewMarket assigns revenues to geographic areas based on the location to which the product was shipped to a third party. Long-lived assets in the table below include property, plant, and equipment, net of depreciation.

	Years Ended December 31,
(in thousands)	2015	2014	2013
Consolidated revenue
United States	$775,591	$810,766	$806,462
Europe, Middle East, Africa, India	669,198	783,988	759,918
Asia Pacific	436,396	471,508	462,080
Other foreign	259,645	269,143	251,895
Consolidated revenue	$2,140,830	$2,335,405	$2,280,355

	December 31,
(in thousands)	2015	2014
Total assets
United States	$585,215	$575,962
Foreign	704,700	655,963
Total assets	$1,289,915	$1,231,925
Long-lived assets
United States	$197,724	$173,903
Singapore	113,219	36,809
Other foreign	91,503	97,147
Total long-lived assets	$402,446	$307,859

23.	Selected Quarterly Consolidated Financial Data (unaudited)

(in thousands, except per-share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015
Net sales	$559,566	$560,709	$540,933	$479,622
Gross profit	181,272	169,708	174,771	153,305
Net income	63,947	58,733	62,009	53,914
Earnings per share - basic and diluted	5.14	4.72	5.08	4.50
2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$576,422	$620,438	$589,667	$548,878
Gross profit	161,930	180,746	165,219	157,528
Net income	57,523	66,764	56,913	52,055
Earnings per share - basic and diluted	4.43	5.24	4.53	4.17

Notes to Consolidated Financial Statements

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
In November 2015, the FASB issued Accounting Standards Update No. 2015-17, "Balance Sheet Classification of Deferred Taxes" (ASU 2015-17). Current guidance requires an entity to separate deferred income tax assets and liabilities into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, ASU 2015-17 requires that all deferred tax assets and liabilities be classified as noncurrent in our Consolidated Balance Sheets. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by ASU 2015-17. ASU 2015-17 is effective for our annual reporting period beginning January 1, 2017 and earlier adoption is permitted. The amendments in ASU 2015-17 may be applied either prospectively or retrospectively. We do not expect ASU 2015-17 to have a significant impact on our consolidated financial statements or to impact our compliance with covenants in our debt agreements.

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
There has been no change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in “Internal Control—Integrated Framework (2013),” our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2015. The effectiveness of our internal control over financial reporting as of December 31, 2015, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.

ITEM 9B.    OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our definitive Proxy Statement for our 2016 annual meeting of shareholders (Proxy Statement) under the headings entitled “Election of Directors,” “Committees of Our Board,” “Certain Relationships and Related Transactions,” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is included in Part I of this Form 10-K under the heading entitled “Executive Officers of the Registrant.”
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
The following table presents information as of December 31, 2015 with respect to equity compensation plans under which shares of our common stock are authorized for issuance.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by shareholders:
2014 Incentive Compensation and Stock Plan	0	$0	980,817
Equity compensation plans not approved by shareholders (b):	0	0	0
Total	0	$0	980,817

(a)	There are no outstanding options, rights, or warrants.

(b)	We do not have any equity compensation plans that have not been approved by shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income for each of the three years in the periods ended December 31, 2015, 2014, and 2013

Consolidated Statements of Comprehensive Income for each of the three years in the periods ended December 31, 2015, 2014, and 2013

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Shareholders' Equity for each of the three years in the periods ended December 31, 2015, 2014, and 2013

Consolidated Statements of Cash Flows for each of the three years in the periods ended December 31, 2015, 2014, and 2013

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

10.13	Summary of Compensation of Named Executive Officers*

10.14	Summary of Directors’ Compensation*

10.15	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32190) filed August 21, 2012)*

10.16	Restricted Stock Award Agreement with Robert A. Shama (incorporated by reference to Exhibit 99.2 to Form 8-K (File No. 1-32190) filed October 27, 2014)*

10.17	2004 Incentive Compensation and Stock Plan (incorporated by reference to Exhibit 10.4 to Form 10-K (File No. 1-32190) filed March 14, 2005)*

12	Computation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Thomas E. Gottwald

31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Brian D. Paliotti

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Thomas E. Gottwald

32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Brian D. Paliotti

101	XBRL Instance Document and Related Items

*	Indicates management contracts, compensatory plans or arrangements of the company required to be filed as an exhibit

(B)	Exhibits—The response to this portion of Item 15 is submitted as a separate section of this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWMARKET CORPORATION

By:	/s/ Thomas E. Gottwald
(Thomas E. Gottwald, Chairman of the Board, President, and Chief Executive Officer)
Date: February 12, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 12, 2016.

SIGNATURE	TITLE

/S/ THOMAS E. GOTTWALD	Chairman of the Board, President, Chief Executive Officer, and Director (Principal Executive Officer)
(Thomas E. Gottwald)

/S/ BRIAN D. PALIOTTI	Chief Financial Officer and Vice President (Principal Financial Officer)
(Brian D. Paliotti)

/S/ WILLIAM J. SKROBACZ	Controller (Principal Accounting Officer)
(William J. Skrobacz)

/S/ PHYLLIS L. COTHRAN	Director
(Phyllis L. Cothran)

/S/ MARK M. GAMBILL	Director
(Mark M. Gambill)

/S/ BRUCE C. GOTTWALD	Director
(Bruce C. Gottwald)

/S/ PATRICK D. HANLEY	Director
(Patrick D. Hanley)

/s/ H. HITER HARRIS III	Director
(H. Hiter Harris III)

/S/ J. E. ROGERS	Director
(James E. Rogers)

EXHIBIT INDEX

Exhibit 10.13	Summary of Compensation of Named Executive Officers

Exhibit 10.14	Summary of Directors’ Compensation

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges

Exhibit 21	Subsidiaries of the Registrant

Exhibit 23	Consent of Independent Registered Public Accounting Firm

Exhibit 31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Thomas E. Gottwald

Exhibit 31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Brian D. Paliotti

Exhibit 32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Thomas E. Gottwald

Exhibit 32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Brian D. Paliotti

Exhibit 101	XBRL Instance Document and Related Items