Form 10-Q
period 2016-03-31
NEWMARKET CORP
filed 2016-04-28
CIK 1282637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Yes  ☐ No  ☒
Number of shares of common stock, without par value, outstanding as of March 31, 2016: 11,848,949

NEWMARKET CORPORATION

INDEX

PART I.     FINANCIAL INFORMATION
ITEM 1.     Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(in thousands, except per-share amounts)	Three Months Ended March 31,
	2016	2015
Net sales	$509,927	$559,566
Cost of goods sold	334,377	378,294
Gross profit	175,550	181,272
Selling, general, and administrative expenses	40,940	41,809
Research, development, and testing expenses	39,216	39,685
Operating profit	95,394	99,778
Interest and financing expenses, net	4,188	3,816
Other income (expense), net	(2,260)	(2,325)
Income before income tax expense	88,946	93,637
Income tax expense	27,015	29,690
Net income	$61,931	$63,947
Earnings per share - basic and diluted	$5.22	$5.14
Cash dividends declared per share	$1.60	$1.40

See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(in thousands)	Three Months Ended March 31,
	2016	2015
Net income	$61,931	$63,947
Other comprehensive income (loss):
Pension plans and other postretirement benefits:
Amortization of prior service cost (credit) included in net periodic benefit cost, net of income tax expense (benefit) of $(305) in 2016 and $4 in 2015	(489)	(3)
Amortization of actuarial net loss (gain) included in net periodic benefit cost, net of income tax expense (benefit) of $570 in 2016 and $768 in 2015	991	1,360
Total pension plans and other postretirement benefits	502	1,357
Foreign currency translation adjustments, net of income tax expense (benefit) of $1,665 in 2016 and $(1,098) in 2015	(4,763)	(25,664)
Other comprehensive income (loss)	(4,261)	(24,307)
Comprehensive income	$57,670	$39,640

See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share amounts)	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$122,256	$93,424
Trade and other accounts receivable, less allowance for doubtful accounts	314,171	287,967
Inventories:
Finished goods and work-in-process	253,441	292,978
Raw materials	39,243	48,728
Stores, supplies, and other	10,187	9,925
Total inventories	302,871	351,631
Prepaid expenses and other current assets	34,493	35,370
Total current assets	773,791	768,392
Property, plant, and equipment, at cost	1,170,539	1,128,989
Less accumulated depreciation and amortization	738,726	726,543
Net property, plant, and equipment	431,813	402,446
Prepaid pension cost	23,025	20,430
Deferred income taxes	41,158	44,729
Intangibles (net of amortization) and goodwill	9,762	10,907
Deferred charges and other assets	37,891	39,345
Total assets	$1,317,440	$1,286,249
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$112,966	$128,745
Accrued expenses	88,907	99,511
Dividends payable	17,389	17,594
Income taxes payable	15,678	12,773
Other current liabilities	5,165	5,057
Total current liabilities	240,105	263,680
Long-term debt	541,124	490,920
Other noncurrent liabilities	145,063	144,085
Total liabilities	926,292	898,685
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock and paid-in capital (without par value; authorized shares - 80,000,000; issued and outstanding shares - 11,848,949 at March 31, 2016 and 11,948,446 at December 31, 2015)	428	0
Accumulated other comprehensive loss	(148,787)	(144,526)
Retained earnings	539,507	532,090
Total shareholders' equity	391,148	387,564
Total liabilities and shareholders’ equity	$1,317,440	$1,286,249

See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in thousands, except share and per-share amounts)	Common Stock and Paid-in Capital		Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2014	12,446,365	$0	$(139,160)	$560,201	$421,041
Net income				63,947	63,947
Other comprehensive income (loss)			(24,307)		(24,307)
Cash dividends ($1.40 per share)				(17,421)	(17,421)
Repurchases of common stock	(2,629)	(232)		(810)	(1,042)
Stock-based compensation	(495)	658		14	672
Balance at March 31, 2015	12,443,241	$426	$(163,467)	$605,931	$442,890

Balance at December 31, 2015	11,948,446	$0	$(144,526)	$532,090	$387,564
Net income				61,931	61,931
Other comprehensive income (loss)			(4,261)		(4,261)
Cash dividends ($1.60 per share)				(18,959)	(18,959)
Repurchases of common stock	(98,867)	(252)		(35,563)	(35,815)
Stock-based compensation	(630)	680		8	688
Balance at March 31, 2016	11,848,949	$428	$(148,787)	$539,507	$391,148

See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands)	Three Months Ended March 31,
	2016	2015
Cash and cash equivalents at beginning of year	$93,424	$103,003
Cash flows from operating activities:
Net income	61,931	63,947
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	10,680	10,186
Noncash pension and postretirement expense	3,039	5,837
Deferred income tax expense	1,671	818
Unrealized loss (gain) on derivative instruments, net	1,372	(95)
Working capital changes	(7,901)	(13,806)
Cash pension and postretirement contributions	(6,383)	(6,730)
Other, net	9,858	(3,605)
Cash provided from (used in) operating activities	74,267	56,552
Cash flows from investing activities:
Capital expenditures	(28,446)	(20,424)
Deposits for interest rate swap	(4,965)	(7,118)
Return of deposits for interest rate swap	3,760	6,750
Other, net	(2,482)	(2,503)
Cash provided from (used in) investing activities	(32,133)	(23,295)
Cash flows from financing activities:
Net borrowings under revolving credit facility	45,000	10,000
Dividends paid	(18,959)	(17,421)
Repurchases of common stock	(35,815)	(1,042)
Other, net	(3,066)	(3,022)
Cash provided from (used in) financing activities	(12,840)	(11,485)
Effect of foreign exchange on cash and cash equivalents	(462)	(5,532)
Increase in cash and cash equivalents	28,832	16,240
Cash and cash equivalents at end of period	$122,256	$119,243

Supplemental disclosure of non-cash transactions:
Non-cash additions to property, plant, and equipment	$9,975	$5,433
Non-cash obligation under capital lease	$5,068	$0

See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Financial Statement Presentation
In the opinion of management, the accompanying consolidated financial statements of NewMarket Corporation and its subsidiaries contain all necessary adjustments for the fair statement of, in all material respects, our consolidated financial position as of March 31, 2016 and December 31, 2015, and our consolidated results of operations, comprehensive income, changes in shareholders' equity, and cash flows for the three months ended March 31, 2016 and March 31, 2015. All adjustments are of a normal, recurring nature, unless otherwise disclosed. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the NewMarket Corporation Annual Report on Form 10-K for the year ended December 31, 2015 (2015 Annual Report), as filed with the Securities and Exchange Commission. The results of operations for the three month period ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016. The December 31, 2015 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
Unless the context otherwise indicates, all references to “we,” “us,” “our,” the “company,” and “NewMarket” are to NewMarket Corporation and its consolidated subsidiaries.
Certain reclassifications have been made to the accompanying consolidated financial statements to conform to the current presentation.

2.    Segment Information
The tables below show our consolidated segment results. The “All other” category includes the operations of the tetraethyl lead (TEL) business, as well as certain contracted manufacturing and services associated with Ethyl Corporation (Ethyl).

Consolidated Revenue by Segment

	Three Months Ended March 31,
(in thousands)	2016	2015
Petroleum additives
Lubricant additives	$418,852	$453,722
Fuel additives	87,291	101,043
Total	506,143	554,765
All other	3,784	4,801
Consolidated revenue	$509,927	$559,566

Segment Operating Profit

	Three Months Ended March 31,
(in thousands)	2016	2015
Petroleum additives	$100,389	$105,025
All other	236	2,099
Segment operating profit	100,625	107,124
Corporate, general, and administrative expenses	(5,270)	(7,015)
Interest and financing expenses, net	(4,188)	(3,816)
Gain (loss) on interest rate swap agreement (a)	(3,854)	(2,408)
Other income (expense), net	1,633	(248)
Income before income tax expense	$88,946	$93,637

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

3.    Pension Plans and Other Postretirement Benefits
The table below shows cash contributions made during the three months ended March 31, 2016, as well as the remaining cash contributions we expect to make during the year ending December 31, 2016, for our domestic and foreign pension plans and domestic postretirement benefit plan.

(in thousands)	Actual Cash Contributions for Three Months Ended March 31, 2016	Expected Remaining Cash Contributions for Year Ending December 31, 2016
Domestic plans
Pension benefits	$4,817	$14,450
Postretirement benefits	230	689
Foreign plans
Pension benefits	1,336	4,049

The tables below present information on net periodic benefit cost (income) for our domestic and foreign pension plans and domestic postretirement benefit plan. An amendment to the domestic postretirement plan was made in 2015 with an effective date of January 1, 2016 providing post-65 medical and prescription drug benefits to retirees through a private healthcare exchange with fixed subsidies to eligible retirees through a health reimbursement account. As a result, the domestic postretirement plan liabilities were remeasured at September 1, 2015 resulting in a non-cash improvement in the funded position. The adjustment to accumulated other comprehensive loss is reflected in prior service cost (credit) and is being amortized into expense.

	Domestic
	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,
(in thousands)	2016	2015	2016	2015
Service cost	$3,107	$3,240	$161	$711
Interest cost	3,266	2,983	420	757
Expected return on plan assets	(5,753)	(5,092)	(318)	(322)
Amortization of prior service cost (credit)	(16)	25	(757)	0
Amortization of actuarial net (gain) loss	1,303	1,735	0	0
Net periodic benefit cost (income)	$1,907	$2,891	$(494)	$1,146

	Foreign
	Pension Benefits
	Three Months Ended March 31,
(in thousands)	2016	2015
Service cost	$1,843	$1,945
Interest cost	1,274	1,269
Expected return on plan assets	(1,731)	(1,788)
Amortization of prior service cost (credit)	(22)	(24)
Amortization of actuarial net (gain) loss	262	398
Net periodic benefit cost (income)	$1,626	$1,800

4.    Earnings Per Share
We had 26,804 shares of nonvested restricted stock and restricted stock units at March 31, 2016 and 30,026 shares of nonvested restricted stock at March 31, 2015 that were excluded from the calculation of diluted earnings per share, as their effect on earnings per share would be anti-dilutive.
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

	Three Months Ended March 31,
(in thousands, except per-share amounts)	2016	2015
Earnings per share numerator:
Net income attributable to common shareholders before allocation of earnings to participating securities	$61,931	$63,947
Earnings allocated to participating securities	131	142
Net income attributable to common shareholders after allocation of earnings to participating securities	$61,800	$63,805
Earnings per share denominator:
Weighted-average number of shares of common stock outstanding - basic and diluted	11,839	12,413
Earnings per share - basic and diluted	$5.22	$5.14

5.    Intangibles (Net of Amortization) and Goodwill

The net carrying amount of intangibles and goodwill was $10 million at March 31, 2016 and $11 million at December 31, 2015. The gross carrying amount and accumulated amortization of each type of intangible asset and goodwill are presented in the table below.

	March 31, 2016		December 31, 2015
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Formulas and technology	$2,823	$1,771	$88,763	$86,861
Contracts	4,476	4,215	4,476	4,103
Customer bases	6,971	3,711	6,977	3,627
Trademarks and trade names	1,544	960	1,549	923
Goodwill	4,605		4,656
	$20,419	$10,657	$106,421	$95,514

All of the intangibles relate to the petroleum additives segment. The change in the gross carrying amount between 2015 and 2016 is due to certain intangible assets related to formulas and technology becoming fully amortized during 2016, which resulted in a decrease of the gross carrying amount and accumulated amortization, as well as foreign currency fluctuations. There is no accumulated goodwill impairment.
Amortization expense was (in thousands):

Three months ended March 31, 2016	$1,053
Three months ended March 31, 2015	1,427

Estimated amortization expense for the remainder of 2016, as well as annual amortization expense related to our intangible assets for the next five years, is expected to be (in thousands):

2016	$835
2017	728
2018	698
2019	676
2020	315
2021	243

We amortize contracts over 10 years; customer bases over 20 years; formulas and technology over 10 years; and trademarks and trade names over 10 years.

6.    Long-term Debt

(in thousands)	March 31, 2016	December 31, 2015
Senior notes - 4.10% due 2022 (net of related deferred financing costs)	$346,066	$345,920
Revolving credit facility	190,000	145,000
Capital lease obligation	5,058	0
	$541,124	$490,920

The outstanding senior notes have an aggregate principal amount of $350 million and are registered under the Securities Act of 1933.
The capital lease obligation in the table above is related to the Singapore manufacturing facility. We record our capital lease obligation at the lower of fair market value of the related asset at the inception of the lease or the present value of the total minimum lease payments.
The following table provides information related to the unused portion of our revolving credit facility:

(in thousands)	March 31, 2016	December 31, 2015
Maximum borrowing capacity under the revolving credit facility	$650,000	$650,000
Outstanding borrowings under the revolving credit facility	190,000	145,000
Outstanding letters of credit	3,685	2,895
Unused portion of revolving credit facility	$456,315	$502,105

The average interest rate for borrowings under our revolving credit facility was 2.0% during the first three months of 2016 and 1.9% during the full year of 2015.
We were in compliance with all covenants under our debt agreements at March 31, 2016 and at December 31, 2015.

7.    Commitments and Contingencies
Information on certain commitments and contingencies follows.
Legal Matters
We are involved in legal proceedings that are incidental to our business and include administrative or judicial actions seeking remediation under environmental laws, such as the federal Comprehensive Environmental Response, Compensation and Liability Act, commonly known as CERCLA or Superfund. Some of these legal proceedings relate to environmental matters and involve governmental authorities. For further information, see Environmental below.
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
As we previously disclosed, the United States Department of Justice (DOJ) advised us in early 2012 that it was conducting a review of certain of our foreign business activities in relation to compliance with relevant U.S. economic sanctions programs and anti-corruption laws, as well as certain historical conduct in the domestic U.S. market, and requested certain information in connection with such review. We have cooperated with the investigation. In connection with such cooperation, we voluntarily provided certain information and have conducted an internal review for that purpose. We have no indication at this time that the DOJ intends to take any action against the Company, and have made no provision with respect to these matters in our consolidated financial statements.
Environmental
We are involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination, disposal of hazardous waste, and other environmental matters at several of our current or former facilities, or at third-party sites where we have been designated as a potentially responsible party (PRP). While we believe we are currently adequately accrued for known environmental issues, it is possible that unexpected future costs could have a significant impact on our financial position, results of operations, and cash flows. Our total accruals for environmental remediation, dismantling, and decontamination were approximately $17 million at both March 31, 2016 and December 31, 2015.
Our more significant environmental sites include a former TEL plant site in Louisiana (the Louisiana site) and a former Houston, Texas plant site (the Texas site). Together, the amounts accrued on a discounted basis related to these sites represented approximately $10 million of the total accrual at both March 31, 2016 and December 31, 2015, using discount rates ranging from 3% to 9%. Of the total accrued for these two sites, the amount related to remediation of groundwater and soil was $4 million for the Louisiana site at both March 31, 2016 and December 31, 2015. The amount related to remediation of groundwater and soil for the Texas site was $6 million at both March 31, 2016 and December 31, 2015. The aggregate undiscounted amount for these sites was $14 million at both March 31, 2016 and December 31, 2015.
In 2000, the EPA named us as a PRP under Superfund law for the clean-up of soil and groundwater contamination at the five grouped disposal sites known as "Sauget Area 2 Sites" in Sauget, Illinois. Without admitting any fact, responsibility, fault, or liability in connection with this site, we are participating with other PRPs in site investigations and feasibility studies. In December 2013, the EPA issued its Record of Decision confirming its remedies for the selected Sauget Area 2 sites. We have accrued our estimated proportional share of the remedial costs and expenses addressed in the Record of Decision. We do not believe there is any additional information available as a basis for revision of the liability that we have established at March 31, 2016. The amount accrued for this site is not material.

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

Our foreign operations expose us to fluctuations of foreign exchange rates. These fluctuations may impact our results of operations, financial position, and cash flows. To manage this exposure, we sometimes enter into foreign currency forward contracts to minimize currency exposure due to cash flows from foreign operations. There were no such contracts outstanding at March 31, 2016 or December 31, 2015.
Non-designated Hedges
On June 25, 2009, we entered into an interest rate swap with Goldman Sachs in the notional amount of $97 million and with a maturity date of January 19, 2022 (Goldman Sachs interest rate swap). Under the terms of this interest rate swap, NewMarket is making fixed rate payments at 5.3075% and Goldman Sachs makes variable rate payments based on three-month LIBOR. We have collateralized this exposure through cash deposits posted with Goldman Sachs amounting to $27 million at March 31, 2016 and $26 million at December 31, 2015.
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

	Liability Derivatives
	March 31, 2016		December 31, 2015
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Not Designated as Hedging Instruments
Goldman Sachs interest rate swap	Accrued expenses and Other noncurrent liabilities	$23,106	Accrued expenses and Other noncurrent liabilities	$21,734

The following table presents the effect of our derivative financial instruments on the Consolidated Statements of Income.
Effect of Derivative Instruments on the Consolidated Statements of Income
Non-Designated Derivatives
(in thousands)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
		2016	2015
Goldman Sachs interest rate swap	Other income (expense), net	$(3,854)	$(2,408)

Credit-risk Related Contingent Features
The agreement we have with our current derivative counterparty contains a provision where we could be declared in default on our derivative obligation if repayment of indebtedness is accelerated by our lender(s) due to our default on the indebtedness.
As of March 31, 2016, the fair value of the derivative in a net liability position related to this agreement, which includes accrued interest but excludes any adjustment for nonperformance risk, was $23 million. We have minimum collateral posting thresholds with the counterparty and have posted cash collateral of $27 million as of March 31, 2016. If required, we could have settled our obligations under the agreement at the termination value of $23 million at March 31, 2016.

9.    Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
The balances of, and changes in, the components of accumulated other comprehensive loss, net of tax, consist of the following:

(in thousands)	Pension Plans and Other Postretirement Benefits	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2014	$(95,119)	$(44,041)	$(139,160)
Other comprehensive income (loss) before reclassifications	0	(25,664)	(25,664)
Amounts reclassified from accumulated other comprehensive loss (a)	1,357	0	1,357
Other comprehensive income (loss)	1,357	(25,664)	(24,307)
Balance at March 31, 2015	$(93,762)	$(69,705)	$(163,467)

Balance at December 31, 2015	$(69,798)	$(74,728)	$(144,526)
Other comprehensive income (loss) before reclassifications	0	(4,763)	(4,763)
Amounts reclassified from accumulated other comprehensive loss (a)	502	0	502
Other comprehensive income (loss)	502	(4,763)	(4,261)
Balance at March 31, 2016	$(69,296)	$(79,491)	$(148,787)

(a) The pension plan and other postretirement benefit components of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (income). See Note 3 in this Form 10-Q and Note 18 in our 2015 Annual Report for further information.

10.    Fair Value Measurements
The following table provides information on assets and liabilities measured at fair value on a recurring basis. No material events occurred during the three months ended March 31, 2016 requiring adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

	Carrying Amount in Condensed Consolidated Balance Sheets		Fair Value Measurements Using
		Fair Value	Level 1	Level 2	Level 3
(in thousands)	March 31, 2016
Cash and cash equivalents	$122,256	$122,256	$122,256	$0	$0
Cash deposit for collateralized interest rate swap	27,335	27,335	27,335	0	0
Interest rate swap liability	23,106	23,106	0	23,106	0

	December 31, 2015
Cash and cash equivalents	$93,424	$93,424	$93,424	$0	$0
Cash deposit for collateralized interest rate swap	26,130	26,130	26,130	0	0
Interest rate swap liability	21,734	21,734	0	21,734	0
The fair value of the interest rate swap is determined using the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments. The analysis reflects the contractual term of the derivative, including the period to maturity. The variable cash payments are based on an expectation of future interest rates derived from observable market interest rate curves. In determining the fair value measurements, we incorporate credit valuation adjustments to appropriately reflect both our nonperformance risk and the counterparties’ nonperformance risk.

Although we have determined that the majority of the inputs used to value our derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustment associated with the derivative utilizes Level 3 inputs. These Level 3 inputs include estimates of current credit spreads to evaluate the likelihood of default by both us and the counterparties to the derivative. As of March 31, 2016 and December 31, 2015, we have assessed the significance of the impact of the credit valuation adjustment on the overall valuation of our derivative and have determined that the credit valuation adjustment is not significant to the overall valuation of the derivative. Accordingly, we have determined that our derivative valuation should be classified in Level 2 of the fair value hierarchy.
We have made an accounting policy election to measure credit risk of any derivative financial instruments subject to master netting agreements on a net basis by counterparty portfolio.
Long-term debt – We record the carrying amount of our long-term debt at historical cost, less deferred financing costs related to the senior notes. The estimated fair value of our long-term debt is shown in the table below and is based primarily on estimated current rates available to us for debt of the same remaining duration and adjusted for nonperformance risk and credit risk. The estimated fair value of our publicly-traded senior notes included in long-term debt in the table below is based on quoted prices as of March 31, 2016. The fair value is categorized as Level 2.

	March 31, 2016		December 31, 2015
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (excluding capital lease obligation)	$536,066	$551,512	$490,920	$515,302

11.    Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements
On January 1, 2016, we retrospectively adopted Accounting Standards Update (ASU) No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (ASU 2015-03), which requires an entity to present debt issuance costs related to recognized debt liability in the balance sheet as a direct deduction from the carrying amount of the debt liability. The adoption of ASU 2015-03 resulted in a $3.6 million reduction of both “Deferred charges and other assets” and “Long-term debt” on the condensed consolidated balance sheet at December 31, 2015. Also on January 1, 2016, we adopted ASU No. 2015-15, “Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (ASU 2015-15), which allows a company to defer debt issuance costs associated with line-of-credit arrangements, including arrangements with no outstanding borrowings, classify them as an asset, and amortize them over the term of the arrangements. We adopted ASU 2015-15 concurrent with the adoption of ASU 2015-03, as required.
Also on January 1, 2016, we early adopted ASU No. 2015-17, “Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes” (ASU 2015-17), which requires the reporting of deferred tax liabilities and deferred tax assets as noncurrent items on the classified balance sheet. We retrospectively adopted the provisions of ASU 2015-17 resulting in $6.4 million of current deferred income taxes being reclassified to non-current on the condensed consolidated balance sheet amounts at December 31, 2015.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09). ASU 2014-09 replaces the previous guidance and clarifies the principles for revenue recognition. It requires a five-step process for revenue recognition that represents the transfer of goods or services to customers in an amount that reflects the consideration expected to be received by a company. ASU 2014-09 also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers. ASU 2014-09 is effective for our reporting period beginning January 1, 2018. Entities are permitted to adopt this standard one year early. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the impact that the adoption of ASU 2014-09, as well as those subsequently issued updates that clarify the provisions of ASU 2014-09, will have on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" (ASU 2016-02). The FASB issued ASU 2016-02 to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requiring disclosures related to certain information about leasing arrangements. Under the new guidance, operating leases are, in most cases, required to be recognized on the balance sheet as a lease asset and liability. A modified retrospective approach is required for the adoption of ASU 2016-02, which is effective for our reporting period beginning January 1, 2019. Early adoption is permitted. We are currently assessing the impact that the adoption of ASU 2016-02 will have on our consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" (ASU 2016-09). The update involves several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for our reporting period beginning January 1, 2017. Early adoption is permitted in any interim or annual period. An entity that elects early adoption must adopt all of the amendments in the same period. We are currently assessing the impact that the adoption of ASU 2016-09 will have on our consolidated financial statements.

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
Factors that could cause actual results to differ materially from expectations include, but are not limited to, the availability of raw materials and distribution systems; disruptions at manufacturing facilities, including single-sourced facilities; the ability to respond effectively to technological changes in our industry; failure to protect our intellectual property rights; failure to attract and retain a highly-qualified workforce; hazards common to chemical businesses; competition from other manufacturers; sudden or sharp raw materials price increases; the gain or loss of significant customers; the occurrence or threat of extraordinary events, including natural disasters and terrorist attacks; risks related to operating outside of the United States; the impact of fluctuations in foreign exchange rates; an information technology system failure; political, economic, and regulatory factors concerning our products; future governmental regulation; resolution of environmental liabilities or legal proceedings; and our inability to realize expected benefits from investment in our infrastructure or future acquisitions or our inability to successfully integrate future acquisitions into our business; and other factors detailed from time to time in the reports that NewMarket files with the Securities and Exchange Commission, including the risk factors in Item 1A. “Risk Factors” of our 2015 Annual Report on Form 10-K (2015 Annual Report), which is available to shareholders upon request.
You should keep in mind that any forward-looking statement made by us in this report or elsewhere speaks only as of the date on which we make it. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. We have no duty to, and do not intend to, update or revise the forward-looking statements in this discussion after the date hereof, except as may be required by law. In light of these risks and uncertainties, any forward-looking statement made in this report or elsewhere, might not occur.

Overview
When comparing the first three months of 2016 with the first three months of 2015, revenue was lower primarily due to lower selling prices and unfavorable foreign currency impacts, with product shipments also being lower than the same period of 2015. Petroleum additives operating profit was lower in 2016, although to a lesser degree, due to lower shipments and lower selling prices, which were substantially offset by lower raw material costs.
Our operations generate cash that is in excess of the needs of the business, including increased working capital requirements. We continue to invest and manage the business for the long-term with the goal of helping our customers succeed in their marketplaces. Our investments continue to be in organizational talent, technology development and processes, and global infrastructure, consisting of technical centers and production capacity, in support of our business.
During the first three months of 2016, we repurchased 98,867 shares of our common stock at a total cost of $35.8 million.

Results of Operations
Revenue
Consolidated revenue for the first three months of 2016 was $509.9 million which was a decrease of 8.9% from the first three months of 2015 revenue of $559.6 million. The following table shows revenue by segment and product line.

	Three Months Ended March 31,
(in millions)	2016	2015
Petroleum additives
Lubricant additives	$418.8	$453.7
Fuel additives	87.3	101.1
Total	506.1	554.8
All other	3.8	4.8
Consolidated revenue	$509.9	$559.6

Petroleum Additives Segment
The regions in which we operate include North America (the United States and Canada), Latin America (Mexico, Central America, and South America), Asia Pacific, and the Europe/Middle East/Africa/India (EMEAI) region. While there is some fluctuation, the percentage of revenue generated in the regions remained fairly consistent when comparing the first three months of 2016 with the same period in 2015, as well as with the full year in 2015. In addition, the percentage of lubricant additives sales and fuel additives sales is also substantially consistent between periods.
Petroleum additives net sales for the first three months of 2016 of $506.1 million decreased $48.7 million, or approximately 8.8%, from $554.8 million for the first three months of 2015. The decrease for the three month comparison was across all regions except the Asia Pacific region, with most of the decrease in the North America region.
The following table details the approximate components of the decrease in net sales between the three months of 2016 and 2015.

(in millions)	Three Months
Period ended March 31, 2015	$554.8
Lubricant additives shipments	(8.8)
Fuel additives shipments	(5.6)
Selling prices	(26.8)
Foreign currency impact, net	(7.5)
Period ended March 31, 2016	$506.1
Lower selling prices were the primary factor of the decrease in net sales when comparing the two first quarter periods, with mix and lower shipments also resulting in an unfavorable impact on petroleum additives net sales. Consistent with last year but not to the same level of significance, foreign currency had an unfavorable impact on net sales. From a foreign currency perspective, the U.S. Dollar strengthened against most of the major currencies in which we transact, with most of the impact on revenue resulting from the change in the Euro.
The volume of product shipments for petroleum additives decreased approximately 3.4% on a worldwide basis when comparing the first three months of 2016 with the same period in 2015. Shipments of both lubricant additives and fuel additives products decreased. The decrease in the lubricant additives product shipments for the first quarter comparison in the North America and Latin America regions was partially offset by increases in the Asia Pacific and EMEAI regions. The decrease in the volume of product shipments in fuel additives for the first quarter comparative periods was in the North America and EMEAI regions, partially offset by increases in the Asia Pacific and Latin America regions.

All Other
The “All other” category includes the operations of the TEL business and certain contracted manufacturing and services associated with Ethyl.

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

The following table reports segment operating profit for the three months ended March 31, 2016 and March 31, 2015.

	Three Months Ended March 31,
(in millions)	2016	2015
Petroleum additives	$100.4	$105.0
All other	$0.2	$2.1

Petroleum Additives Segment
The petroleum additives segment operating profit decreased $4.6 million when comparing the first three months of 2016 to the first three months of 2015. The decrease was attributable to the lubricant additives product line, which was partially offset by a small increase in the fuel additives product line. The operating profit margin was 19.8% for the three months of 2016 as compared to 18.9% for the three months of 2015. For the rolling four quarters ended March 31, 2016, the operating profit margin for petroleum additives was 17.8%, which is in line with our expectations for the performance of our business over the long-term. While operating profit margins will fluctuate from quarter to quarter due to multiple factors, we do not operate our business differently from quarter to quarter. We believe the fundamentals of our business and industry are unchanged. Our continued focus is on developing and delivering innovative, technology-driven solutions to our customers.
Gross profit results decreased $3.9 million when comparing the first three months of 2016 and 2015. Cost of sales as a percentage of revenue was 65.5% for the first three months of 2016, down from 67.8% for the first three months of 2015.
When comparing the first three months of 2016 and 2015, the primary factor in the decrease in gross profit resulted from an unfavorable selling price variance. The unfavorable selling price variance contributed over 100% of the change, but was substantially offset by a favorable raw material variance primarily due to lower costs. The effect of the volume variance in product shipments, as discussed in the Revenue section above, as well as conversion costs, were not significant factors in the change in gross profit when comparing the two three month periods. The sales price variance for the three month comparative periods included the unfavorable impact from foreign currency rates as discussed in the Revenue section above.
Selling, general, and administrative expenses (SG&A) for the first three months of 2016 were $1.1 million, or 3.3%, higher as compared to the first three months of 2015. SG&A as a percentage of revenue was 6.9% for the first three months of 2016, and 6.1% for the first three months of 2015. Our SG&A costs are primarily personnel-related and include salaries, benefits, and other costs associated with our workforce. There were no significant changes in the drivers of these costs when comparing the two periods.
Our investment in research, development, and testing (R&D) for the first three months of 2016 was substantially unchanged from the first three months of 2015, decreasing approximately 1%. A very small increase in the lubricant additives product line was completely offset by a decrease in the fuel additives product line. As a percentage of revenue, R&D was 7.7% for the first three months of 2016 compared to 7.2% for the first three months of 2015. Our R&D investments reflect our efforts to support the development of additives that meet our customers' needs, as well as new standards, and to expand into new product solution areas. Our approach to R&D investment, as it is with SG&A, is one of purposeful spending on programs to support our current product base and to ensure that we develop products to support our customers' programs in the future. R&D investments include personnel-related costs, as well as internal and external testing of our products.

The following discussion references the Consolidated Financial Statements beginning on page 3 of this Quarterly Report on Form 10-Q.

Interest and Financing Expenses
Interest and financing expenses were $4.2 million for the first three months of 2016, and $3.8 million for the first three months of 2015. The small increase in interest and financing expenses between the first three months of 2016 and 2015 resulted primarily from higher average debt, which was substantially offset by a lower average interest rate.

Other Income (Expense), Net
Other income (expense), net was expense of $2.3 million for the first three months of 2016 and 2015. The amounts for both periods included the impact from a derivative instrument representing an interest rate swap recorded at fair value through earnings. See Note 8 for additional information on the interest rate swap.

Income Tax Expense
Income tax expense was $27.0 million for the first three months of 2016 and $29.7 million for the first three months of 2015. The effective tax rate was 30.4% for the three months of 2016 and 31.7% for the three months of 2015. The decrease in income before income tax expense resulted in lower income tax expense of $1.5 million, with the remainder of the change in income tax expense due to the change in the effective tax rate.
The effective tax rates for the first three months of the 2016 and 2015 periods included the benefit of income in foreign jurisdictions with lower tax rates than the United States tax rate, as well as a substantial benefit from the domestic manufacturing tax deduction. The effective tax rate for the first three months of 2016 also included the benefit of the R&D tax credit, which is not included in the 2015 effective tax rate at March 31, 2015 as the legislation was signed into law in December 2015.

Cash Flows, Financial Condition, and Liquidity
Cash and cash equivalents at March 31, 2016 were $122.3 million, which was an increase of $28.8 million since December 31, 2015.
Cash and cash equivalents held by our foreign subsidiaries amounted to approximately $119.2 million at March 31, 2016 and $91.7 million at December 31, 2015. A significant amount, but not all, of these foreign cash balances are associated with earnings that we have asserted are indefinitely reinvested. We plan to use these indefinitely reinvested earnings to support growth outside of the United States through funding of operating expenses, R&D expenses, capital expenditures, and other cash needs of our foreign subsidiaries. Periodically, we repatriate cash from our foreign subsidiaries to the United States through intercompany dividends. These intercompany dividends are paid only by subsidiaries whose earnings we have not asserted are indefinitely reinvested or whose earnings qualify as previously taxed income, as defined by the United States Internal Revenue Code. If circumstances were to change that would cause these indefinitely reinvested earnings to be repatriated, an incremental U.S. tax liability would be incurred. As part of our foreign subsidiary repatriation activities, we received cash dividends of $0.2 million for the three months ended March 31, 2016. We received no cash dividends from foreign subsidiaries during the three months ended March 31, 2015.
We expect that cash from operations, together with borrowing available under our revolving credit facility, will continue to be sufficient to cover our operating needs and planned capital expenditures for at least the next twelve months.
Cash Flows – Operating Activities
Cash flows provided from operating activities for the first three months of 2016 were $74.3 million, including a decrease of $7.9 million due to higher working capital requirements, which excluded an unfavorable foreign currency impact to the components of working capital on the balance sheet.
Other than the increase in cash and cash equivalents, the most significant changes in working capital resulted from an increase in accounts receivable along with decreases in accounts payable and accrued expenses, which were mostly offset by a decrease in inventories. The higher accounts receivable balance was primarily due to higher sales levels in certain locations when comparing the first quarter of 2016 with the fourth quarter of 2015. The decrease in inventory was primarily the result of a planned reduction in quantity on hand, which also impacted the decrease in accounts payable, along with normal timing differences. The decrease in accrued expenses resulted from normal first quarter payments related to personnel-related and customer-related costs.
Including cash and cash equivalents, as well as the impact of foreign currency on the balance sheet, we had total working capital of $533.7 million at March 31, 2016 and $504.7 million at December 31, 2015. The current ratio was 3.22 to 1 at March 31, 2016 and 2.91 to 1 at December 31, 2015.
Cash Flows – Investing Activities
Cash used in investing activities was $32.1 million during the first three months of 2016 and included $28.4 million for capital expenditures. We continue to expect that our total capital spending during 2016 will exceed the $126 million incurred in 2015 and includes anticipated spending on the new manufacturing facility in Singapore, as well as several improvements to our manufacturing and R&D infrastructure around the world. We expect to continue to finance capital spending through cash on hand and cash provided from operations, together with borrowing available under our $650 million revolving credit facility.

Cash Flows – Financing Activities
Cash used in financing activities during the first three months of 2016 amounted to $12.8 million. The cash was mainly used to repurchase $35.8 million of our common stock and to pay dividends of $19.0 million. Our long-term debt of $541.1 million at March 31, 2016, increased approximately $45.0 million since December 31, 2015, due to the additional borrowing on our revolving credit facility. Long-term debt was also impacted by the addition of a capital lease related to the Singapore manufacturing facility.
Debt
At March 31, 2016, in addition to the revolving credit facility which is discussed below, we had outstanding senior notes in the aggregate principal amount of $350 million that bear interest at a fixed rate of 4.10% and are due in 2022. These senior notes are registered under the Securities Act of 1933.
Revolving Credit Facility – At March 31, 2016, we had a $650 million multicurrency revolving credit facility, with a $100 million sublimit for multicurrency borrowings, a $75 million sublimit for letters of credit, and a $20 million sublimit for swingline loans. The agreement includes an expansion feature, which allows us, subject to certain conditions, to request an increase to the aggregate amount of the revolving credit facility or obtain incremental term loans in an amount up to $150 million. Borrowings bear interest at variable rates. The revolving credit facility matures on October 28, 2019.
The following table provides information related to the unused portion of our revolving credit facility:

(in millions)	March 31, 2016	December 31, 2015
Maximum borrowing capacity under the revolving credit facility	$650.0	$650.0
Outstanding borrowings under the revolving credit facility	190.0	145.0
Outstanding letters of credit	3.7	2.9
Unused portion of revolving credit facility	$456.3	$502.1

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
At March 31, 2016, the Leverage Ratio was 1.40 and the Interest Coverage Ratio was 23.34, while at December 31, 2015 the Leverage Ratio was 1.28 and the Interest Coverage Ratio was 24.12. We were in compliance with all covenants under both the revolving credit facility and the 4.10% senior notes at March 31, 2016 and December 31, 2015.
As a percentage of total capitalization (total long-term debt and shareholders’ equity), our total long-term debt percentage increased from 55.9% at December 31, 2015 to 58.0% at March 31, 2016. The change in the percentage was primarily the result of the increase in long-term debt. The change in shareholders’ equity reflects our earnings offset by the impact of dividend payments, stock repurchases, and changes in the foreign currency translation adjustment. Normally, we repay any outstanding long-term debt with cash from operations or refinancing activities.

Critical Accounting Policies and Estimates
This Form 10-Q and our 2015 Annual Report include discussions of our accounting policies, as well as methods and estimates used in the preparation of our financial statements. We also provided a discussion of Critical Accounting Policies and Estimates in our 2015 Annual Report.
There have been no significant changes in our critical accounting policies and estimates from those reported in our 2015 Annual Report.

Recent Accounting Pronouncements
For a full discussion of the significant recent accounting pronouncements which may impact our financial statements, see Note 11.

Outlook
We were pleased with the overall performance of our business in 2015 and continue to be pleased through the first three months of 2016. Our stated goal is to provide a 10% return per year for our shareholders over any five year period (defined by earnings per share growth plus dividends), although we may not necessarily achieve a 10% return each year. We continue to have confidence in our customer-focused strategy and approach to the market. We believe the fundamentals of how we run our business - a long-term view, safety-first culture, customer-focused solutions, technology-driven product offerings, and world-class supply chain capability - will continue to be beneficial for all of our stakeholders.
We expect that our petroleum additives segment will deliver solid performance in 2016, after having posted strong operating results over the past several years. We expect that the petroleum additives industry shipment demand will grow at an average annual rate of 1% to 2% over the long-term, as there have been no significant changes in the positive fundamentals of the industry. Over the long-term, we plan to exceed the industry growth rate. We have made significant investments to expand our capabilities around the world over the last few years, which will continue in 2016. These investments have been and will continue to be in organizational talent, technology development and processes, and global infrastructure, consisting of technical centers, production capability and geographic expansion. In 2014, we broke ground on our new Singapore manufacturing facility, representing further evidence of our commitment to global investment in support of our customers, and announced an additional investment in that facility in 2015. We intend to utilize these new capabilities to improve our ability to deliver the solutions that our customers value and to expand our global reach and improve profits. We will continue to invest in our capabilities to provide even better service, technology, and customer solutions.
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

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk
At March 31, 2016, there were no material changes in our market risk from the information provided in the 2015 Annual Report.

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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
As we previously disclosed, the United States Department of Justice (DOJ) advised us in early 2012 that it was conducting a review of certain of our foreign business activities in relation to compliance with relevant U.S. economic sanctions programs and anti-corruption laws, as well as certain historical conduct in the domestic U.S. market, and requested certain information in connection with such review. We have cooperated with the investigation. In connection with such cooperation, we voluntarily provided certain information and have conducted an internal review for that purpose.  We have no indication at this time that the DOJ intends to take any action against the Company, and have made no provision with respect to these matters in our consolidated financial statements.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds
On October 21, 2015, our Board of Directors approved a share repurchase program authorizing management to repurchase up to $500 million of NewMarket's outstanding common stock until December 31, 2018, as market conditions warrant and covenants under our existing agreements permit. We may conduct the share repurchases in the open market and in privately negotiated transactions. The repurchase program does not require NewMarket to acquire any specific number of shares and may be terminated or suspended at any time. Approximately $447 million remained available under the 2015 authorization at March 31, 2016. The following table outlines the purchases during the first quarter of 2016 under this authorization.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31	98,867	$362.25	98,867	$446,944,207
February 1 to February 29	0	0.00	0	446,944,207
March 1 to March 31	0	0.00	0	446,944,207
Total	98,867		98,867	446,944,207

ITEM 6.     Exhibits

Exhibit 3.1	Articles of Incorporation Amended and Restated effective April 27, 2012 (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 1-32190) filed April 30, 2012)
Exhibit 3.2	NewMarket Corporation Bylaws Amended and Restated effective August 6, 2015 (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 1- 32190) filed August 6, 2015)
Exhibit 31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald
Exhibit 31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Brian D. Paliotti
Exhibit 32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald
Exhibit 32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Brian D. Paliotti
Exhibit 101	XBRL Instance Document and Related Items

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMARKET CORPORATION
(Registrant)

Date: April 28, 2016	By: /s/ Brian D. Paliotti
Brian D. Paliotti
Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: April 28, 2016	By: /s/ William J. Skrobacz
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