Form 10-Q
period 2016-06-30
NEWMARKET CORP
filed 2016-07-28
CIK 1282637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Yes  ☐ No  ☒
Number of shares of common stock, without par value, outstanding as of June 30, 2016: 11,848,384

NEWMARKET CORPORATION

INDEX

PART I.     FINANCIAL INFORMATION
ITEM 1.     Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(in thousands, except per-share amounts)	Second Quarter Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	$521,807	$560,709	$1,031,734	$1,120,275
Cost of goods sold	343,407	391,001	677,784	769,295
Gross profit	178,400	169,708	353,950	350,980
Selling, general, and administrative expenses	40,388	40,655	81,328	82,464
Research, development, and testing expenses	40,720	40,118	79,936	79,803
Operating profit	97,292	88,935	192,686	188,713
Interest and financing expenses, net	3,954	3,582	8,142	7,398
Other income (expense), net	(1,266)	1,683	(3,526)	(642)
Income before income tax expense	92,072	87,036	181,018	180,673
Income tax expense	27,683	28,303	54,698	57,993
Net income	$64,389	$58,733	$126,320	$122,680
Earnings per share - basic and diluted	$5.43	$4.72	$10.65	$9.86
Cash dividends declared per share	$1.60	$1.40	$3.20	$2.80

See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(in thousands)	Second Quarter Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$64,389	$58,733	$126,320	$122,680
Other comprehensive income (loss):
Pension plans and other postretirement benefits:
Amortization of prior service cost (credit) included in net periodic benefit cost, net of income tax expense (benefit) of $(305) in second quarter 2016, $4 in second quarter 2015, $(610) in six months 2016 and $8 in six months 2015	(490)	(3)	(979)	(6)
Amortization of actuarial net loss (gain) included in net periodic benefit cost, net of income tax expense (benefit) of $571 in second quarter 2016, $766 in second quarter 2015, $1,141 in six months 2016 and $1,534 in six months 2015	999	1,352	1,990	2,712
Total pension plans and other postretirement benefits	509	1,349	1,011	2,706
Foreign currency translation adjustments, net of income tax expense (benefit) of $(65) in second quarter 2016, ($268) in second quarter 2015, $1,600 in six months 2016 and ($1,366) in six months 2015	(5,560)	18,520	(10,323)	(7,144)
Other comprehensive income (loss)	(5,051)	19,869	(9,312)	(4,438)
Comprehensive income	$59,338	$78,602	$117,008	$118,242

See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share amounts)	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$158,136	$93,424
Trade and other accounts receivable, less allowance for doubtful accounts	303,899	287,967
Inventories:
Finished goods and work-in-process	249,237	292,978
Raw materials	44,378	48,728
Stores, supplies, and other	9,860	9,925
Total inventories	303,475	351,631
Prepaid expenses and other current assets	31,142	35,370
Total current assets	796,652	768,392
Property, plant, and equipment, at cost	1,192,321	1,128,989
Less accumulated depreciation and amortization	746,660	726,543
Net property, plant, and equipment	445,661	402,446
Prepaid pension cost	26,538	20,430
Deferred income taxes	40,741	44,729
Intangibles (net of amortization) and goodwill	9,242	10,907
Deferred charges and other assets	39,448	39,345
Total assets	$1,358,282	$1,286,249
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$135,639	$128,745
Accrued expenses	80,303	99,511
Dividends payable	17,449	17,594
Income taxes payable	17,596	12,773
Other current liabilities	7,024	5,057
Total current liabilities	258,011	263,680
Long-term debt	521,264	490,920
Other noncurrent liabilities	146,793	144,085
Total liabilities	926,068	898,685
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock and paid-in capital (without par value; authorized shares - 80,000,000; issued and outstanding shares - 11,848,384 at June 30, 2016 and 11,948,446 at December 31, 2015)	1,109	0
Accumulated other comprehensive loss	(153,838)	(144,526)
Retained earnings	584,943	532,090
Total shareholders' equity	432,214	387,564
Total liabilities and shareholders’ equity	$1,358,282	$1,286,249

See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in thousands, except share and per-share amounts)	Common Stock and Paid-in Capital		Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2014	12,446,365	$0	$(139,160)	$560,201	$421,041
Net income				122,680	122,680
Other comprehensive income (loss)			(4,438)		(4,438)
Cash dividends ($2.80 per share)				(34,824)	(34,824)
Repurchases of common stock	(21,083)	(1,304)		(8,096)	(9,400)
Stock-based compensation	(980)	1,304		26	1,330
Balance at June 30, 2015	12,424,302	$0	$(143,598)	$639,987	$496,389

Balance at December 31, 2015	11,948,446	$0	$(144,526)	$532,090	$387,564
Net income				126,320	126,320
Other comprehensive income (loss)			(9,312)		(9,312)
Cash dividends ($3.20 per share)				(37,917)	(37,917)
Repurchases of common stock	(98,867)	(252)		(35,563)	(35,815)
Stock-based compensation	(1,195)	1,361		13	1,374
Balance at June 30, 2016	11,848,384	$1,109	$(153,838)	$584,943	$432,214

See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands)	Six Months Ended June 30,
	2016	2015
Cash and cash equivalents at beginning of year	$93,424	$103,003
Cash flows from operating activities:
Net income	126,320	122,680
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	21,082	20,566
Noncash pension and postretirement expense	6,111	11,626
Deferred income tax expense	4,596	305
Unrealized loss (gain) on derivative instruments, net	3,051	(1,554)
Working capital changes	24,942	(18,365)
Cash pension and postretirement contributions	(13,058)	(13,354)
Other, net	14,937	1,277
Cash provided from (used in) operating activities	187,981	123,181
Cash flows from investing activities:
Capital expenditures	(64,289)	(50,047)
Deposits for interest rate swap	(7,211)	(8,527)
Return of deposits for interest rate swap	3,760	10,430
Other, net	(2,330)	(2,441)
Cash provided from (used in) investing activities	(70,070)	(50,585)
Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facility	25,000	(2,000)
Dividends paid	(37,917)	(34,824)
Repurchases of common stock	(35,815)	(8,000)
Other, net	(3,073)	(3,022)
Cash provided from (used in) financing activities	(51,805)	(47,846)
Effect of foreign exchange on cash and cash equivalents	(1,394)	(1,581)
Increase in cash and cash equivalents	64,712	23,169
Cash and cash equivalents at end of period	$158,136	$126,172

Supplemental disclosure of non-cash transactions:
Non-cash additions to property, plant, and equipment	$794	$11,070
Non-cash obligation under capital lease	$5,068	$0

See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Financial Statement Presentation
In the opinion of management, the accompanying consolidated financial statements of NewMarket Corporation and its subsidiaries contain all necessary adjustments for the fair statement of, in all material respects, our consolidated financial position as of June 30, 2016 and December 31, 2015, our consolidated results of operations and comprehensive income for the second quarter and six months ended June 30, 2016 and June 30, 2015, and our changes in shareholders' equity and cash flows for the six months ended June 30, 2016 and June 30, 2015. All adjustments are of a normal, recurring nature, unless otherwise disclosed. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the NewMarket Corporation Annual Report on Form 10-K for the year ended December 31, 2015 (2015 Annual Report), as filed with the Securities and Exchange Commission. The results of operations for the six month period ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016. The December 31, 2015 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
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

Consolidated Revenue by Segment

	Second Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Petroleum additives
Lubricant additives	$432,183	$467,072	$851,035	$920,794
Fuel additives	83,929	90,291	171,220	191,334
Total	516,112	557,363	1,022,255	1,112,128
All other	5,695	3,346	9,479	8,147
Consolidated revenue	$521,807	$560,709	$1,031,734	$1,120,275

Segment Operating Profit

	Second Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Petroleum additives	$102,531	$94,052	$202,920	$199,077
All other	1,355	216	1,591	2,315
Segment operating profit	103,886	94,268	204,511	201,392
Corporate, general, and administrative expenses	(6,136)	(5,540)	(11,406)	(12,555)
Interest and financing expenses, net	(3,954)	(3,582)	(8,142)	(7,398)
Gain (loss) on interest rate swap agreement (a)	(1,527)	1,522	(5,381)	(886)
Other income (expense), net	(197)	368	1,436	120
Income before income tax expense	$92,072	$87,036	$181,018	$180,673

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

3.    Pension Plans and Other Postretirement Benefits
The table below shows cash contributions made during the six months ended June 30, 2016, as well as the remaining cash contributions we expect to make during the year ending December 31, 2016, for our domestic and foreign pension plans and domestic postretirement benefit plan.

(in thousands)	Actual Cash Contributions for Six Months Ended June 30, 2016	Expected Remaining Cash Contributions for Year Ending December 31, 2016
Domestic plans
Pension benefits	$9,633	$9,633
Postretirement benefits	533	533
Foreign plans
Pension benefits	2,892	2,768

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

	Domestic
	Pension Benefits		Postretirement Benefits
	Second Quarter Ended June 30,
(in thousands)	2016	2015	2016	2015
Service cost	$3,107	$3,240	$160	$711
Interest cost	3,268	2,982	421	756
Expected return on plan assets	(5,753)	(5,091)	(319)	(323)
Amortization of prior service cost (credit)	(16)	25	(757)	1
Amortization of actuarial net (gain) loss	1,304	1,735	0	0
Net periodic benefit cost (income)	$1,910	$2,891	$(495)	$1,145

	Domestic
	Pension Benefits		Postretirement Benefits
	Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Service cost	$6,214	$6,480	$321	$1,422
Interest cost	6,534	5,965	841	1,513
Expected return on plan assets	(11,506)	(10,183)	(637)	(645)
Amortization of prior service cost (credit)	(32)	50	(1,514)	1
Amortization of actuarial net (gain) loss	2,607	3,470	0	0
Net periodic benefit cost (income)	$3,817	$5,782	$(989)	$2,291

	Foreign
	Pension Benefits
	Second Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Service cost	$1,877	$1,905	$3,720	$3,850
Interest cost	1,294	1,250	2,568	2,519
Expected return on plan assets	(1,760)	(1,765)	(3,491)	(3,553)
Amortization of prior service cost (credit)	(22)	(24)	(44)	(48)
Amortization of actuarial net (gain) loss	268	387	530	785
Net periodic benefit cost (income)	$1,657	$1,753	$3,283	$3,553

4.    Earnings Per Share
We had 25,255 shares of nonvested restricted stock and restricted stock units at June 30, 2016 and 29,541 shares of nonvested restricted stock at June 30, 2015 that were excluded from the calculation of diluted earnings per share, as their effect on earnings per share would be anti-dilutive.
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

	Second Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per-share amounts)	2016	2015	2016	2015
Earnings per share numerator:
Net income attributable to common shareholders before allocation of earnings to participating securities	$64,389	$58,733	$126,320	$122,680
Earnings allocated to participating securities	134	127	265	269
Net income attributable to common shareholders after allocation of earnings to participating securities	$64,255	$58,606	$126,055	$122,411
Earnings per share denominator:
Weighted-average number of shares of common stock outstanding - basic and diluted	11,823	12,407	11,831	12,410
Earnings per share - basic and diluted	$5.43	$4.72	$10.65	$9.86

5.    Intangibles (Net of Amortization) and Goodwill

The net carrying amount of intangibles and goodwill was $9 million at June 30, 2016 and $11 million at December 31, 2015. The gross carrying amount and accumulated amortization of each type of intangible asset and goodwill are presented in the table below.

	June 30, 2016		December 31, 2015
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Formulas and technology	$2,760	$1,838	$88,763	$86,861
Contracts	4,476	4,327	4,476	4,103
Customer bases	6,957	3,795	6,977	3,627
Trademarks and trade names	1,531	998	1,549	923
Goodwill	4,476		4,656
	$20,200	$10,958	$106,421	$95,514

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
Amortization expense was (in thousands):

Second quarter ended June 30, 2016	$301
Six months ended June 30, 2016	1,354
Second quarter ended June 30, 2015	1,424
Six months ended June 30, 2015	2,851

Estimated amortization expense for the remainder of 2016, as well as annual amortization expense related to our intangible assets for the next five years, is expected to be (in thousands):

2016	$534
2017	728
2018	698
2019	676
2020	315
2021	243

We amortize contracts over 10 years; customer bases over 20 years; formulas and technology over 10 years; and trademarks and trade names over 10 years.

6.    Long-term Debt

(in thousands)	June 30, 2016	December 31, 2015
Senior notes - 4.10% due 2022 (net of related deferred financing costs)	$346,213	$345,920
Revolving credit facility	170,000	145,000
Capital lease obligation	5,051	0
	$521,264	$490,920

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
The following table provides information related to the unused portion of our revolving credit facility:

(in thousands)	June 30, 2016	December 31, 2015
Maximum borrowing capacity under the revolving credit facility	$650,000	$650,000
Outstanding borrowings under the revolving credit facility	170,000	145,000
Outstanding letters of credit	3,666	2,895
Unused portion of revolving credit facility	$476,334	$502,105

The average interest rate for borrowings under our revolving credit facility was 1.9% during the first six months of 2016 and 1.9% during the full year of 2015.
We were in compliance with all covenants under our debt agreements at June 30, 2016 and at December 31, 2015.
On July 15, 2016, we entered into Amendment No. 1 to the revolving credit facility. The amendment allows certain of our foreign subsidiaries to borrow under the original credit agreement dated as of October 28, 2014. We did not incur additional financing fees with the amendment.

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

Environmental
We are involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination, disposal of hazardous waste, and other environmental matters at several of our current or former facilities, or at third-party sites where we have been designated as a potentially responsible party (PRP). While we believe we are currently adequately accrued for known environmental issues, it is possible that unexpected future costs could have a significant impact on our financial position, results of operations, and cash flows. Our total accruals for environmental remediation, dismantling, and decontamination were approximately $16 million at June 30, 2016 and $17 million at December 31, 2015.
Our more significant environmental sites include a former TEL plant site in Louisiana (the Louisiana site) and a former Houston, Texas plant site (the Texas site). Together, the amounts accrued on a discounted basis related to these sites represented approximately $10 million of the total accrual at both June 30, 2016 and December 31, 2015, using discount rates ranging from 3% to 9%. The aggregate undiscounted amount for these sites was $13 million at June 30, 2016 and $14 million at December 31, 2015. Of the total accrued for these two sites, the amount related to remediation of groundwater and soil was $4 million for the Louisiana site and $6 million for the Texas site at both June 30, 2016 and December 31, 2015.
In 2000, the EPA named us as a PRP under Superfund law for the clean-up of soil and groundwater contamination at the five grouped disposal sites known as "Sauget Area 2 Sites" in Sauget, Illinois. Without admitting any fact, responsibility, fault, or liability in connection with this site, we are participating with other PRPs in site investigations and feasibility studies. In December 2013, the EPA issued its Record of Decision confirming its remedies for the selected Sauget Area 2 sites. We have accrued our estimated proportional share of the remedial costs and expenses addressed in the Record of Decision. We do not believe there is any additional information available as a basis for revision of the liability that we have established at June 30, 2016. The amount accrued for this site is not material.

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
Our foreign operations expose us to fluctuations of foreign exchange rates. These fluctuations may impact our results of operations, financial position, and cash flows. To manage this exposure, we sometimes enter into foreign currency forward contracts to minimize currency exposure due to cash flows from foreign operations. There were no such contracts outstanding at June 30, 2016 or December 31, 2015.
Non-designated Hedges
On June 25, 2009, we entered into an interest rate swap with Goldman Sachs in the notional amount of $97 million and with a maturity date of January 19, 2022 (Goldman Sachs interest rate swap). Under the terms of this interest rate swap, NewMarket is making fixed rate payments at 5.3075% and Goldman Sachs makes variable rate payments based on three-month LIBOR. We have collateralized this exposure through cash deposits posted with Goldman Sachs amounting to $30 million at June 30, 2016 and $26 million at December 31, 2015.
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

	Liability Derivatives
	June 30, 2016		December 31, 2015
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Not Designated as Hedging Instruments
Goldman Sachs interest rate swap	Accrued expenses and Other noncurrent liabilities	$24,785	Accrued expenses and Other noncurrent liabilities	$21,734

The following table presents the effect of our derivative financial instruments on the Consolidated Statements of Income.
Effect of Derivative Instruments on the Consolidated Statements of Income
Non-Designated Derivatives
(in thousands)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Second Quarter Ended June 30,		Six Months Ended June 30,
		2016	2015	2016	2015
Goldman Sachs interest rate swap	Other income (expense), net	$(1,527)	$1,522	$(5,381)	$(886)

Credit-risk Related Contingent Features
The agreement we have with our current derivative counterparty contains a provision under which we could be declared in default on our derivative obligation if repayment of indebtedness is accelerated by our lender(s) due to our default on the indebtedness.
As of June 30, 2016, the fair value of the derivative in a net liability position related to this agreement, which includes accrued interest but excludes any adjustment for nonperformance risk, was $25 million. We have minimum collateral posting thresholds with the counterparty and have posted cash collateral of $30 million as of June 30, 2016. If required, we could have settled our obligations under the agreement at the termination value of $25 million at June 30, 2016.

9.    Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
The balances of, and changes in, the components of accumulated other comprehensive loss, net of tax, consist of the following:

(in thousands)	Pension Plans and Other Postretirement Benefits	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2014	$(95,119)	$(44,041)	$(139,160)
Other comprehensive income (loss) before reclassifications	0	(7,144)	(7,144)
Amounts reclassified from accumulated other comprehensive loss (a)	2,706	0	2,706
Other comprehensive income (loss)	2,706	(7,144)	(4,438)
Balance at June 30, 2015	$(92,413)	$(51,185)	$(143,598)

Balance at December 31, 2015	$(69,798)	$(74,728)	$(144,526)
Other comprehensive income (loss) before reclassifications	0	(10,323)	(10,323)
Amounts reclassified from accumulated other comprehensive loss (a)	1,011	0	1,011
Other comprehensive income (loss)	1,011	(10,323)	(9,312)
Balance at June 30, 2016	$(68,787)	$(85,051)	$(153,838)

(a) The pension plan and other postretirement benefit components of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (income). See Note 3 in this Form 10-Q and Note 18 in our 2015 Annual Report for further information.

10.    Fair Value Measurements
The following table provides information on assets and liabilities measured at fair value on a recurring basis. No material events occurred during the six months ended June 30, 2016 requiring adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

	Carrying Amount in Condensed Consolidated Balance Sheets		Fair Value Measurements Using
		Fair Value	Level 1	Level 2	Level 3
(in thousands)	June 30, 2016
Cash and cash equivalents	$158,136	$158,136	$158,136	$0	$0
Cash deposit for collateralized interest rate swap	29,581	29,581	29,581	0	0
Interest rate swap liability	24,785	24,785	0	24,785	0

	December 31, 2015
Cash and cash equivalents	$93,424	$93,424	$93,424	$0	$0
Cash deposit for collateralized interest rate swap	26,130	26,130	26,130	0	0
Interest rate swap liability	21,734	21,734	0	21,734	0
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

Although we have determined that the majority of the inputs used to value our derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustment associated with the derivative utilizes Level 3 inputs. These Level 3 inputs include estimates of current credit spreads to evaluate the likelihood of default by both us and the counterparties to the derivative. As of June 30, 2016 and December 31, 2015, we have assessed the significance of the impact of the credit valuation adjustment on the overall valuation of our derivative and have determined that the credit valuation adjustment is not significant to the overall valuation of the derivative. Accordingly, we have determined that our derivative valuation should be classified in Level 2 of the fair value hierarchy.
We have made an accounting policy election to measure credit risk of any derivative financial instruments subject to master netting agreements on a net basis by counterparty portfolio.
Long-term debt – We record the carrying amount of our long-term debt at historical cost, less deferred financing costs related to the senior notes. The estimated fair value of our long-term debt is shown in the table below and is based primarily on estimated current rates available to us for debt of the same remaining duration and adjusted for nonperformance risk and credit risk. The estimated fair value of our publicly-traded senior notes included in long-term debt in the table below is based on quoted prices as of June 30, 2016. The fair value is categorized as Level 2.

	June 30, 2016		December 31, 2015
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (excluding capital lease obligation)	$516,213	$536,625	$490,920	$515,302

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
Also on January 1, 2016, we early adopted ASU No. 2015-17, “Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes” (ASU 2015-17), which requires the reporting of deferred tax liabilities and deferred tax assets as noncurrent items on the classified balance sheet. We retrospectively adopted the provisions of ASU 2015-17 resulting in $6.4 million of current deferred income taxes being reclassified to non-current on the condensed consolidated balance sheet at December 31, 2015.
On April 1, 2016, we early adopted ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" (ASU 2016-09). The update involves several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. As required by the ASU, we adopted all of the amendments in the same period. The adoption of ASU 2016-09 did not have a material impact on our consolidated financial statements.

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
Factors that could cause actual results to differ materially from expectations include, but are not limited to, the availability of raw materials and distribution systems; disruptions at manufacturing facilities, including single-sourced facilities; the ability to respond effectively to technological changes in our industry; failure to protect our intellectual property rights; failure to attract and retain a highly-qualified workforce; hazards common to chemical businesses; competition from other manufacturers; sudden or sharp raw materials price increases; the gain or loss of significant customers; the occurrence or threat of extraordinary events, including natural disasters and terrorist attacks; risks related to operating outside of the United States (including the additional risks and uncertainties introduced by the recent referendum on the United Kingdom's membership in the European Union); the impact of fluctuations in foreign exchange rates; an information technology system failure; political, economic, and regulatory factors concerning our products; future governmental regulation; resolution of environmental liabilities or legal proceedings; our inability to realize expected benefits from investment in our infrastructure or future acquisitions or our inability to successfully integrate future acquisitions into our business; and other factors detailed from time to time in the reports that NewMarket files with the Securities and Exchange Commission, including the risk factors in Item 1A. “Risk Factors” of our 2015 Annual Report on Form 10-K (2015 Annual Report), which is available to shareholders upon request.
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

Overview
When comparing the first six months of 2016 with the first six months of 2015, revenue was lower primarily due to lower selling prices, with product shipments, including the impact of mix, also being lower than the same period of 2015. Petroleum additives operating profit was higher for the first six months in 2016 compared to the first six months of 2015 due to lower raw material costs, substantially offset by lower product shipments and selling prices.
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
During the first quarter of 2016, we repurchased 98,867 shares of our common stock at a total cost of $35.8 million. We made no repurchases during the second quarter of 2016.

Results of Operations
Revenue
Consolidated revenue for the second quarter of 2016 totaled $521.8 million, representing a decrease of 6.9% from the second quarter of 2015 of $560.7 million. Consolidated revenue for the first six months of 2016 was $1.0 billion which was a decrease of 7.9% from the first six months of 2015 of $1.1 billion. The following table shows revenue by segment and product line.

	Second Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Petroleum additives
Lubricant additives	$432.2	$467.1	$851.0	$920.8
Fuel additives	83.9	90.3	171.2	191.3
Total	516.1	557.4	1,022.2	1,112.1
All other	5.7	3.3	9.5	8.2
Consolidated revenue	$521.8	$560.7	$1,031.7	$1,120.3

Petroleum Additives Segment
The regions in which we operate include North America (the United States and Canada), Latin America (Mexico, Central America, and South America), Asia Pacific, and the Europe/Middle East/Africa/India (EMEAI) region. While there is some fluctuation, the percentage of revenue generated in the regions remained fairly consistent when comparing the first six months of 2016 with the same period in 2015, as well as with the full year in 2015. In addition, the percentage of lubricant additives sales and fuel additives sales is also substantially consistent between periods.
Petroleum additives net sales for the second quarter of 2016 was $516.1 million compared to $557.4 million for the second quarter of 2015, a decrease of 7.4%. The decrease between the two second quarter periods was across all regions, with approximately half of the decrease in North America. Similarly, petroleum additives net sales for the first six months of 2016 of $1.0 billion decreased $89.9 million, or 8.1%, from the $1.1 billion reported for the first six months of 2015. The decrease for the six month comparison was across all regions except the Asia Pacific region, with more than half of the decrease in the North America region.
The following table details the approximate components of the decrease in net sales between the second quarter and first six months of 2016 and 2015.

(in millions)	Second Quarter	Six Months
Period ended June 30, 2015	$557.4	$1,112.1
Lubricant additives shipments	(20.6)	(29.8)
Fuel additives shipments	(0.3)	(5.4)
Selling prices	(21.9)	(48.8)
Foreign currency impact, net	1.5	(5.9)
Period ended June 30, 2016	$516.1	$1,022.2
When comparing the two second quarter periods, lower selling prices and lower shipments were substantially equal factors in the decrease in petroleum additives net sales. Foreign currency had a small favorable impact on petroleum additives between the two second quarter periods of 2016 and 2015 resulting from the U.S. Dollar weakening against certain of the major currencies in which we transact, with most of the favorable impact from the change in the Euro. The volume of product shipments of lubricant additives decreased between the two second quarter periods, but was partially offset by an increase in fuel additives product shipments, resulting in an overall decrease on a worldwide basis of approximately 1.5%. Despite the increase in fuel additives shipments, the mix of fuel additives product sold resulted in a negative dollar impact on sales. The decrease in lubricant additive product shipments in the North America and Latin America regions was partially offset by small increases in the EMEAI and Asia Pacific regions. The increase in fuel additive product shipments in the North America and Asia Pacific regions was partially offset by small decreases in the EMEAI and Latin America regions.
Lower selling prices were the primary factor of the decrease in petroleum additives net sales when comparing the two six months, with lower product shipments also a significant factor. Consistent with last year but not to the same level of significance, foreign currency had an unfavorable impact on net sales. From a foreign currency perspective, the U.S. Dollar strengthened against most of the major currencies in which we transact when comparing the first six months of 2016 with the same period in 2015. The volume of product shipments for petroleum additives decreased approximately 2.4% on a worldwide basis when comparing the first six months of 2016 with the same period in 2015. Decreases in shipments of lubricant additives were slightly offset by an increase in shipments of fuel additives products. Despite the small increase in fuel additives shipments, the mix of fuel additives product sold resulted in a negative dollar impact on sales. The decrease in the lubricant additives product shipments for the six month comparison in the North America and

Latin America regions was partially offset by increases in the Asia Pacific and EMEAI regions. The small increase in the volume of product shipments in fuel additives for the six months comparative periods was in all regions except EMEAI, which substantially offset the increase in product shipments in the other regions.

All Other
The “All other” category includes the operations of the TEL business and certain contracted manufacturing and services associated with Ethyl.

Segment Operating Profit
NewMarket evaluates the performance of the petroleum additives business based on segment operating profit. NewMarket Services Corporation expenses are charged to NewMarket and each subsidiary pursuant to services agreements between the companies. Depreciation on segment property, plant, and equipment, as well as amortization of segment intangible assets, is included in segment operating profit.
The following table reports segment operating profit for the second quarter and six months ended June 30, 2016 and June 30, 2015.

	Second Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Petroleum additives	$102.5	$94.1	$202.9	$199.1
All other	$1.4	$0.2	$1.6	$2.3

Petroleum Additives Segment
The petroleum additives segment operating profit increased $8.4 million when comparing the second quarter of 2016 to the second quarter of 2015 and $3.8 million when comparing the first six months of 2016 to the same period in 2015. The increase for both the second quarter and six month periods was predominantly attributable to improvements in the lubricant additives product line. Both comparative periods included the impact of the same factors that affected gross profit (see discussion below) including a favorable currency impact. The operating profit margin was 19.9% for the second quarter of 2016 as compared to 16.9% for the second quarter of 2015 and was 19.9% for the first six months of 2016 as compared to 17.9% for the first six months of 2015. For the rolling four quarters ended June 30, 2016, the operating profit margin for petroleum additives was 18.6%, which is in line with our expectations for the performance of our business over the long-term. While operating profit margins will fluctuate from quarter to quarter due to multiple factors, we do not operate our business differently from quarter to quarter. We believe the fundamentals of our business and industry are unchanged. Our continued focus is on developing and delivering innovative, technology-driven solutions to our customers.
Gross profit results increased $8.5 million when comparing the two second quarter periods and $4.6 million when comparing the first six months of 2016 and 2015. Cost of sales as a percentage of revenue was 65.7% for the second quarter of 2016, down from 69.8% for the second quarter of 2015 and 65.6% for the first six months of 2016, down from 68.8% for the first six months of 2015.
When comparing both the second quarter and first six months periods of 2016 and 2015, the primary factor in the improvement in gross profit resulted from a favorable raw material cost variance due to lower costs, which contributed over 100% of the change. Conversion costs were also favorable for the second quarter and six month comparisons, but an unfavorable selling price variance, as well as an unfavorable volume variance (as discussed in the Revenue section above), mostly offset the favorable impacts. The sales price variance for the comparative periods included the impact from foreign currency rates as discussed in the Revenue section above.
Selling, general, and administrative expenses (SG&A) for the second quarter of 2016 were $0.5 million, or 1.5% lower as compared to the second quarter of 2015, and $0.6 million, or 0.9% higher for the first six months of 2016 as compared to the first six months of 2015. SG&A as a percentage of revenue was 6.5% for the second quarter of 2016, 6.1% for the second quarter of 2015, 6.7% for the first six months of 2016, and 6.1% for the first six months of 2015. Our SG&A costs are primarily personnel-related and include salaries, benefits, and other costs associated with our workforce. There were no significant changes in the drivers of these costs when comparing the periods.

Our investment in research, development, and testing (R&D) for the second quarter of 2016 was up just over 1% as compared to the second quarter of 2015. The first six months of 2016 was substantially unchanged from the first six months of 2015, increasing less than 1%. For both the second quarter and six month periods, investments in research and development in the lubricant additives product line increased, but were substantially offset by reductions in the fuel additives product line. As a percentage of revenue, R&D was 7.9% for the second quarter 2016, 7.2% for the second quarter 2015, 7.8% for the first six months of 2016 and 7.2% for the first six months of 2015. Our R&D investments reflect our efforts to support the development of additives that meet our customers' needs, as well as new standards, and to expand into new product solution areas. Our approach to R&D investment, as it is with SG&A, is one of purposeful spending on programs to support our current product base and to ensure that we develop products to support our customers' programs in the future. R&D investments include personnel-related costs, as well as internal and external testing of our products.

The following discussion references the Consolidated Financial Statements beginning on page 3 of this Quarterly Report on Form 10-Q.

Interest and Financing Expenses
Interest and financing expenses were $4.0 million for the second quarter of 2016, $3.6 million for the second quarter of 2015, $8.1 million for the first six months of 2016, and $7.4 million for the first six months of 2015. The increase in interest and financing expenses between both the second quarter and six month periods of 2016 and 2015 resulted primarily from higher average debt, which was substantially offset by a lower average interest rate.

Other Income (Expense), Net
Other income (expense), net was expense of $1.3 million the second quarter of 2016, income of $1.7 million the second quarter of 2015, expense of $3.5 million for the first six months of 2016 and expense of $0.6 million for the first six months of 2015. The amounts for all periods included the impact from a derivative instrument representing an interest rate swap recorded at fair value through earnings. See Note 8 for additional information on the interest rate swap.

Income Tax Expense
Income tax expense was $27.7 million for the second quarter of 2016 and $28.3 million for the second quarter of 2015. The effective tax rate was 30.1% for the second quarter of 2016 and 32.5% for the second quarter of 2015. The decrease in the effective income tax rate resulted in lower income tax expense of $2.3 million, offset by an increase in income before income tax expense.
Income tax expense was $54.7 million for the first six months of 2016 and $58.0 million for the first six months of 2015. The effective tax rate was 30.2% for the six months of 2016 and 32.1% for the six months of 2015. The decrease in the effective income tax rate resulted in lower income tax expense of $3.4 million, with the remainder of the change in income tax expense due to higher income before income tax expense.
The effective tax rates for all periods included the benefit of income in foreign jurisdictions with lower tax rates than the United States tax rate, as well as a benefit from the domestic manufacturing tax deduction. During the 2016 periods, a higher percentage of our income before income taxes resulted from operations in foreign locations than during the 2015 periods. The effective tax rate for the second quarter and first six months of 2016 also included the benefit of the R&D tax credit, which is not included in the 2015 effective tax rate for either the second quarter or six month period in 2015 as the legislation was signed into law in December 2015.

Cash Flows, Financial Condition, and Liquidity
Cash and cash equivalents at June 30, 2016 were $158.1 million, which was an increase of $64.7 million since December 31, 2015.
Cash and cash equivalents held by our foreign subsidiaries amounted to approximately $151.2 million at June 30, 2016 and $91.7 million at December 31, 2015. A significant amount, but not all, of these foreign cash balances are associated with earnings that we have asserted are indefinitely reinvested. We plan to use these indefinitely reinvested earnings to support growth outside of the United States through funding of operating expenses, R&D expenses, capital expenditures, and other cash needs of our foreign subsidiaries. Periodically, we repatriate cash from our foreign subsidiaries to the United States through intercompany dividends. These intercompany dividends are paid only by subsidiaries whose earnings we have not asserted are indefinitely reinvested or whose earnings qualify as previously taxed income, as defined by the United States Internal Revenue Code. If circumstances were to change that would cause these indefinitely reinvested earnings to be repatriated, an incremental U.S. tax liability would be incurred. Dividends received from foreign subsidiaries during the six months ended June 30, 2016 and June 30, 2015 were not material.
We expect that cash from operations, together with borrowing available under our revolving credit facility, will continue to be sufficient to cover our operating needs and planned capital expenditures for at least the next twelve months.
Cash Flows – Operating Activities
Cash flows provided from operating activities for the first six months of 2016 were $188.0 million, including an increase of $24.9 million due to higher working capital requirements, which excluded an unfavorable foreign currency impact to the components of working capital on the balance sheet.
Other than the increase in cash and cash equivalents, the most significant changes in working capital resulted from an increase in accounts receivable along with a decrease in accrued expenses, which were offset by a decrease in inventories. The higher accounts receivable balance was primarily due to higher sales levels in certain locations when comparing the second quarter of 2016 with the fourth quarter of 2015. The decrease in inventory was primarily the result of a planned reduction in quantity on hand, as well as impact from material cost and product mix. The decrease in accrued expenses resulted from normal payments for capital project accruals and customer-related costs.
Including cash and cash equivalents, as well as the impact of foreign currency on the balance sheet, we had total working capital of $538.6 million at June 30, 2016 and $504.7 million at December 31, 2015. The current ratio was 3.09 to 1 at June 30, 2016 and 2.91 to 1 at December 31, 2015.
Cash Flows – Investing Activities
Cash used in investing activities was $70.1 million during the first six months of 2016 and included $64.3 million for capital expenditures. We continue to expect that our total capital spending during 2016 will exceed the $126 million incurred in 2015, including anticipated spending on the new manufacturing facility in Singapore, as well as several improvements to our manufacturing and R&D infrastructure around the world. We expect to continue to finance capital spending through cash on hand and cash provided from operations, together with borrowing available under our $650 million revolving credit facility.
Cash Flows – Financing Activities
Cash used in financing activities during the first six months of 2016 amounted to $51.8 million. The cash was mainly used to repurchase $35.8 million of our common stock and to pay dividends of $37.9 million. Our long-term debt of $521.3 million at June 30, 2016, increased approximately $30.3 million since December 31, 2015, primarily due to the additional borrowing on our revolving credit facility. Long-term debt was also impacted by the addition of a capital lease related to the Singapore manufacturing facility.
Debt
At June 30, 2016, in addition to the revolving credit facility which is discussed below, we had outstanding senior notes in the aggregate principal amount of $350 million that bear interest at a fixed rate of 4.10% and are due in 2022. These senior notes are registered under the Securities Act of 1933.
Revolving Credit Facility – At June 30, 2016, we had a $650 million multicurrency revolving credit facility, with a $100 million sublimit for multicurrency borrowings, a $75 million sublimit for letters of credit, and a $20 million sublimit for swingline loans. The agreement includes an expansion feature, which allows us, subject to certain conditions, to request an increase to the aggregate amount of the revolving credit facility or obtain incremental term loans in an amount up to $150 million. Borrowings bear interest at variable rates. The revolving credit facility matures on October 28, 2019. On July 15, 2016, we entered into Amendment No. 1 to the revolving credit facility. The amendment allows certain of our foreign subsidiaries to borrow under the original credit agreement dated as of October 28, 2014. We did not incur additional financing fees with the amendment.
The following table provides information related to the unused portion of our revolving credit facility:

(in millions)	June 30, 2016	December 31, 2015
Maximum borrowing capacity under the revolving credit facility	$650.0	$650.0
Outstanding borrowings under the revolving credit facility	170.0	145.0
Outstanding letters of credit	3.7	2.9
Unused portion of revolving credit facility	$476.3	$502.1

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
At June 30, 2016, the Leverage Ratio was 1.32 and the Interest Coverage Ratio was 23.33, while at December 31, 2015 the Leverage Ratio was 1.28 and the Interest Coverage Ratio was 24.12. We were in compliance with all covenants under both the revolving credit facility and the 4.10% senior notes at June 30, 2016 and December 31, 2015.
As a percentage of total capitalization (total long-term debt and shareholders’ equity), our total long-term debt percentage decreased from 55.9% at December 31, 2015 to 54.7% at June 30, 2016. The change in the percentage was primarily the result of the increase in shareholders' equity partially offset by the increase in long-term debt. The change in shareholders’ equity reflects our earnings offset by the impact of dividend payments, stock repurchases, and changes in the foreign currency translation adjustment. Normally, we repay any outstanding long-term debt with cash from operations or refinancing activities.

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

Outlook
We were pleased with the overall performance of our business in 2015 and continue to be pleased through the first six months of 2016. Our stated goal is to provide a 10% return per year for our shareholders over any five year period (defined by earnings per share growth plus dividends), although we may not necessarily achieve a 10% return each year. We continue to have confidence in our customer-focused strategy and approach to the market. We believe the fundamentals of how we run our business - a long-term view, safety-first culture, customer-focused solutions, technology-driven product offerings, and world-class supply chain capability - will continue to be beneficial for all of our stakeholders.
We expect that our petroleum additives segment will deliver solid performance in 2016, after having posted strong operating results over the past several years. We expect that the petroleum additives industry shipment demand will grow at an average annual rate of 1% to 2% over the long-term, as there have been no significant changes in the positive fundamentals of the industry. Over the long-term, we plan to exceed the industry growth rate. We have made significant investments to expand our capabilities around the world over the last few years, which will continue in 2016. These investments have been and will continue to be in organizational talent, technology development and processes, and global infrastructure, consisting of technical centers, production capability and geographic expansion. Representing evidence of our commitment to the global investment in support of our customers, we have completed construction of phase one of our new manufacturing facility in Singapore. Phase two is expected to be completed in 2018 and will more than double our investment there. We intend to utilize these new capabilities to improve our ability to deliver the solutions that our customers value and to expand our global reach and improve profits. We will continue to invest in our capabilities to provide even better service, technology, and customer solutions.
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

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk
At June 30, 2016, there were no material changes in our market risk from the information provided in the 2015 Annual Report.

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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Exhibit 4.1
Amendment No. 1, dated as of July 15, 2016, to the Credit Agreement dated as of October 24, 2014, by and among NewMarket Corporation, the financial institutions listed on the signature pages, and JPMorgan Chase Bank, N.A.

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

NEWMARKET CORPORATION
(Registrant)

Date: July 28, 2016	By: /s/ Brian D. Paliotti
Brian D. Paliotti
Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: July 28, 2016	By: /s/ William J. Skrobacz
William J. Skrobacz
Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 4.1
Amendment No. 1, dated as of July 15, 2016, to the Credit Agreement dated as of October 24, 2014, by and among NewMarket Corporation, the financial institutions listed on the signature pages, and JPMorgan Chase Bank, N.A.

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