Form 10-Q
period 2016-09-30
NEWMARKET CORP
filed 2016-10-27
CIK 1282637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Yes  ☐ No  ☒
Number of shares of common stock, without par value, outstanding as of September 30, 2016: 11,848,654

NEWMARKET CORPORATION

INDEX

PART I.     FINANCIAL INFORMATION
ITEM 1.     Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(in thousands, except per-share amounts)	Third Quarter Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	$516,090	$540,933	$1,547,824	$1,661,208
Cost of goods sold	338,689	366,162	1,016,473	1,135,457
Gross profit	177,401	174,771	531,351	525,751
Selling, general, and administrative expenses	38,848	38,298	120,176	120,762
Research, development, and testing expenses	36,715	38,849	116,651	118,652
Operating profit	101,838	97,624	294,524	286,337
Interest and financing expenses, net	4,320	3,538	12,462	10,936
Other income (expense), net	698	(3,400)	(2,828)	(4,042)
Income before income tax expense	98,216	90,686	279,234	271,359
Income tax expense	26,767	28,677	81,465	86,670
Net income	$71,449	$62,009	$197,769	$184,689
Earnings per share - basic and diluted	$6.03	$5.08	$16.68	$14.94
Cash dividends declared per share	$1.60	$1.40	$4.80	$4.20

See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(in thousands)	Third Quarter Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$71,449	$62,009	$197,769	$184,689
Other comprehensive income (loss):
Pension plans and other postretirement benefits:
Prior service credit (cost) arising during the period, net of income tax expense (benefit) of $(287) in third quarter and nine months 2016 and $14,013 in third quarter and nine months 2015	(463)	22,009	(463)	22,009
Amortization of prior service cost (credit) included in net periodic benefit cost, net of income tax expense (benefit) of $(232) in third quarter 2016, $(93) in third quarter 2015, $(842) in nine months 2016 and $(85) in nine months 2015	(373)	(157)	(1,352)	(163)
Actuarial net gain (loss) arising during the period, net of income tax expense (benefit) of $(1,448) in third quarter and nine months 2016 and $(1,141) in third quarter and nine months 2015	(2,300)	(1,816)	(2,300)	(1,816)
Amortization of actuarial net loss (gain) included in net periodic benefit cost, net of income tax expense (benefit) of $578 in third quarter 2016, $754 in third quarter 2015, $1,719 in nine months 2016 and $2,288 in nine months 2015	1,002	1,343	2,992	4,055
Total pension plans and other postretirement benefits	(2,134)	21,379	(1,123)	24,085
Foreign currency translation adjustments, net of income tax expense (benefit) of $197 in third quarter 2016, $291 in third quarter 2015, $1,797 in nine months 2016 and $(1,075) in nine months 2015	(6,599)	(15,647)	(16,922)	(22,791)
Other comprehensive income (loss)	(8,733)	5,732	(18,045)	1,294
Comprehensive income	$62,716	$67,741	$179,724	$185,983

See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share amounts)	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$187,908	$93,424
Trade and other accounts receivable, less allowance for doubtful accounts	302,931	287,967
Inventories:
Finished goods and work-in-process	270,082	292,978
Raw materials	46,269	48,728
Stores, supplies, and other	12,172	9,925
Total inventories	328,523	351,631
Prepaid expenses and other current assets	29,785	35,370
Total current assets	849,147	768,392
Property, plant, and equipment, at cost	1,232,343	1,128,989
Less accumulated depreciation and amortization	757,624	726,543
Net property, plant, and equipment	474,719	402,446
Prepaid pension cost	29,135	20,430
Deferred income taxes	32,084	44,729
Intangibles (net of amortization) and goodwill	8,835	10,907
Deferred charges and other assets	9,465	39,345
Total assets	$1,403,385	$1,286,249
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$127,953	$128,745
Accrued expenses	93,621	99,511
Dividends payable	17,460	17,594
Income taxes payable	17,388	12,773
Other current liabilities	11,671	5,057
Total current liabilities	268,093	263,680
Long-term debt	531,404	490,920
Other noncurrent liabilities	126,925	144,085
Total liabilities	926,422	898,685
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock and paid-in capital (without par value; authorized shares - 80,000,000; issued and outstanding shares - 11,848,654 at September 30, 2016 and 11,948,446 at December 31, 2015)	2,096	0
Accumulated other comprehensive loss	(162,571)	(144,526)
Retained earnings	637,438	532,090
Total shareholders' equity	476,963	387,564
Total liabilities and shareholders’ equity	$1,403,385	$1,286,249

See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in thousands, except share and per-share amounts)	Common Stock and Paid-in Capital		Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2014	12,446,365	$0	$(139,160)	$560,201	$421,041
Net income				184,689	184,689
Other comprehensive income (loss)			1,294		1,294
Cash dividends ($4.20 per share)				(51,605)	(51,605)
Repurchases of common stock	(456,483)	(2,541)		(178,068)	(180,609)
Tax benefit from stock-based compensation		374			374
Tax withholdings related to stock-based compensation	(3,135)	(3)		(1,196)	(1,199)
Stock-based compensation	(532)	2,170		26	2,196
Balance at September 30, 2015	11,986,215	$0	$(137,866)	$514,047	$376,181

Balance at December 31, 2015	11,948,446	$0	$(144,526)	$532,090	$387,564
Net income				197,769	197,769
Other comprehensive income (loss)			(18,045)		(18,045)
Cash dividends ($4.80 per share)				(56,875)	(56,875)
Repurchases of common stock	(98,867)	(252)		(35,563)	(35,815)
Stock-based compensation	(925)	2,348		17	2,365
Balance at September 30, 2016	11,848,654	$2,096	$(162,571)	$637,438	$476,963

See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands)	Nine Months Ended September 30,
	2016	2015
Cash and cash equivalents at beginning of year	$93,424	$103,003
Cash flows from operating activities:
Net income	197,769	184,689
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	32,739	31,378
Noncash pension and postretirement expense	9,609	16,946
Deferred income tax expense (benefit)	14,661	(1,472)
Unrealized gain on derivative instruments, net	0	(583)
Working capital changes	890	(32,291)
Cash pension and postretirement contributions	(19,432)	(20,007)
Realized loss on derivative instruments, net	4,825	4,947
Other, net	18,429	4,741
Cash provided from (used in) operating activities	259,490	188,348
Cash flows from investing activities:
Capital expenditures	(101,706)	(84,206)
Deposits for interest rate swap	(7,570)	(15,136)
Return of deposits for interest rate swap	11,832	15,660
Other, net	(4,749)	(4,947)
Cash provided from (used in) investing activities	(102,193)	(88,629)
Cash flows from financing activities:
Net borrowings under revolving credit facility	35,000	144,000
Dividends paid	(56,875)	(51,605)
Repurchases of common stock	(35,815)	(180,609)
Other, net	(3,079)	804
Cash provided from (used in) financing activities	(60,769)	(87,410)
Effect of foreign exchange on cash and cash equivalents	(2,044)	(4,985)
Increase in cash and cash equivalents	94,484	7,324
Cash and cash equivalents at end of period	$187,908	$110,327

Supplemental disclosure of non-cash transactions:
Release of deposit account funds to terminate interest rate swap	$21,868	$0
Non-cash additions to property, plant, and equipment	$4,550	$10,357
Non-cash obligation under capital lease	$5,068	$0

See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Financial Statement Presentation
In the opinion of management, the accompanying consolidated financial statements of NewMarket Corporation and its subsidiaries contain all necessary adjustments for the fair statement of, in all material respects, our consolidated financial position as of September 30, 2016 and December 31, 2015, our consolidated results of operations and comprehensive income for the third quarter and nine months ended September 30, 2016 and September 30, 2015, and our changes in shareholders' equity and cash flows for the nine months ended September 30, 2016 and September 30, 2015. All adjustments are of a normal, recurring nature, unless otherwise disclosed. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the NewMarket Corporation Annual Report on Form 10-K for the year ended December 31, 2015 (2015 Annual Report), as filed with the Securities and Exchange Commission (SEC). The results of operations for the nine month period ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016. The December 31, 2015 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
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

Consolidated Revenue by Segment

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Petroleum additives
Lubricant additives	$420,412	$439,808	$1,271,447	$1,360,602
Fuel additives	91,993	96,376	263,213	287,710
Total	512,405	536,184	1,534,660	1,648,312
All other	3,685	4,749	13,164	12,896
Consolidated revenue	$516,090	$540,933	$1,547,824	$1,661,208

Segment Operating Profit

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Petroleum additives	$106,385	$100,515	$309,305	$299,592
All other	373	1,207	1,964	3,522
Segment operating profit	106,758	101,722	311,269	303,114
Corporate, general, and administrative expenses	(4,990)	(4,196)	(16,396)	(16,751)
Interest and financing expenses, net	(4,320)	(3,538)	(12,462)	(10,936)
Gain (loss) on interest rate swap agreement (a)	498	(3,479)	(4,883)	(4,365)
Other income (expense), net	270	177	1,706	297
Income before income tax expense	$98,216	$90,686	$279,234	$271,359

(a)
The gain (loss) on interest rate swap agreement represents the change, since the beginning of the reporting period, in the fair value of an interest rate swap which we entered into on June 25, 2009. We were not using hedge accounting to record the interest rate swap, and accordingly, any change in the fair value was immediately recognized in earnings. We terminated the interest rate swap on September 7, 2016, as discussed in Note 8.

3.    Pension Plans and Other Postretirement Benefits
The table below shows cash contributions made during the nine months ended September 30, 2016, as well as the remaining cash contributions we expect to make during the year ending December 31, 2016, for our domestic and foreign pension plans and domestic postretirement benefit plan.

(in thousands)	Actual Cash Contributions for Nine Months Ended September 30, 2016	Expected Remaining Cash Contributions for Year Ending December 31, 2016
Domestic plans
Pension benefits	$14,479	$4,826
Postretirement benefits	775	258
Foreign plans
Pension benefits	4,178	1,376

The tables below present information on net periodic benefit cost (income) for our domestic and foreign pension plans and domestic postretirement benefit plan. An amendment to the domestic postretirement plan was made in 2015 with an effective date of January 1, 2016, which provides post-65 medical and prescription drug benefits to retirees through a private healthcare exchange with fixed subsidies to eligible retirees through a health reimbursement account. As a result, the domestic postretirement plan liabilities were remeasured at September 1, 2015 resulting in a non-cash improvement in the funded position. The adjustment to accumulated other comprehensive loss is reflected in prior service cost (credit) and is being amortized into expense.

	Domestic
	Pension Benefits		Postretirement Benefits
	Third Quarter Ended September 30,
(in thousands)	2016	2015	2016	2015
Service cost	$3,432	$3,296	$208	$652
Interest cost	3,347	2,987	398	626
Expected return on plan assets	(5,848)	(5,167)	(292)	(320)
Amortization of prior service cost (credit)	173	25	(757)	(252)
Amortization of actuarial net (gain) loss	1,325	1,698	0	0
Net periodic benefit cost (income)	$2,429	$2,839	$(443)	$706

	Domestic
	Pension Benefits		Postretirement Benefits
	Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Service cost	$9,646	$9,776	$529	$2,074
Interest cost	9,881	8,952	1,239	2,139
Expected return on plan assets	(17,354)	(15,350)	(929)	(965)
Amortization of prior service cost (credit)	141	75	(2,271)	(251)
Amortization of actuarial net (gain) loss	3,932	5,168	0	0
Net periodic benefit cost (income)	$6,246	$8,621	$(1,432)	$2,997

	Foreign
	Pension Benefits
	Third Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Service cost	$1,612	$1,807	$5,332	$5,657
Interest cost	1,110	1,198	3,678	3,717
Expected return on plan assets	(1,420)	(1,592)	(4,911)	(5,145)
Amortization of prior service cost (credit)	(20)	(24)	(64)	(72)
Amortization of actuarial net (gain) loss	230	386	760	1,171
Net periodic benefit cost (income)	$1,512	$1,775	$4,795	$5,328

4.    Earnings Per Share
We had 25,789 shares of nonvested restricted stock and restricted stock units at September 30, 2016 and 19,441 shares of nonvested restricted stock at September 30, 2015 that were excluded from the calculation of diluted earnings per share, as their effect on earnings per share would be anti-dilutive.
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

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per-share amounts)	2016	2015	2016	2015
Earnings per share numerator:
Net income attributable to common shareholders before allocation of earnings to participating securities	$71,449	$62,009	$197,769	$184,689
Earnings allocated to participating securities	146	126	411	395
Net income attributable to common shareholders after allocation of earnings to participating securities	$71,303	$61,883	$197,358	$184,294
Earnings per share denominator:
Weighted-average number of shares of common stock outstanding - basic and diluted	11,824	12,187	11,829	12,336
Earnings per share - basic and diluted	$6.03	$5.08	$16.68	$14.94

5.    Intangibles (Net of Amortization) and Goodwill

The net carrying amount of intangibles and goodwill was $9 million at September 30, 2016 and $11 million at December 31, 2015. The gross carrying amount and accumulated amortization of each type of intangible asset and goodwill are presented in the table below.

	September 30, 2016		December 31, 2015
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Formulas and technology	$2,724	$1,899	$88,763	$86,861
Contracts	4,476	4,439	4,476	4,103
Customer bases	6,949	3,877	6,977	3,627
Trademarks and trade names	1,525	1,034	1,549	923
Goodwill	4,410		4,656
	$20,084	$11,249	$106,421	$95,514

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
Amortization expense was (in thousands):

Third quarter ended September 30, 2016	$291
Nine months ended September 30, 2016	1,645
Third quarter ended September 30, 2015	1,428
Nine months ended September 30, 2015	4,279

Estimated amortization expense for the remainder of 2016, as well as annual amortization expense related to our intangible assets for the next five years, is expected to be (in thousands):

2016	$243
2017	728
2018	698
2019	676
2020	315
2021	243

We amortize contracts over 10 years; customer bases over 20 years; formulas and technology over 10 years; and trademarks and trade names over 10 years.

6.    Long-term Debt

(in thousands)	September 30, 2016	December 31, 2015
Senior notes - 4.10% due 2022 (net of related deferred financing costs)	$346,359	$345,920
Revolving credit facility	180,000	145,000
Capital lease obligation	5,045	0
	$531,404	$490,920

The outstanding senior notes have an aggregate principal amount of $350 million and are registered under the Securities Act of 1933, as amended (Securities Act).
The capital lease obligation in the table above is related to the Singapore manufacturing facility. We record our capital lease obligations at the lower of fair market value of the related asset at the inception of the lease or the present value of the total minimum lease payments.
The following table provides information related to the unused portion of our revolving credit facility:

(in thousands)	September 30, 2016	December 31, 2015
Maximum borrowing capacity under the revolving credit facility	$650,000	$650,000
Outstanding borrowings under the revolving credit facility	180,000	145,000
Outstanding letters of credit	3,647	2,895
Unused portion of revolving credit facility	$466,353	$502,105

The average interest rate for borrowings under our revolving credit facility was 1.9% during the first nine months of 2016 and 1.9% during the full year of 2015.
We were in compliance with all covenants under our debt agreements at September 30, 2016 and at December 31, 2015.
On July 15, 2016, we entered into Amendment No. 1 to the revolving credit facility. The amendment allows certain of our foreign subsidiaries to borrow under the original credit agreement dated as of October 28, 2014. We did not incur significant additional financing fees with the amendment.

7.    Commitments and Contingencies
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
While it is not possible to predict or determine with certainty the outcome of any legal proceeding, we believe the outcome of any of these proceedings, or all of them combined, would not result in a material adverse effect on our consolidated results of operations, financial condition, or cash flows.
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
Environmental
We are involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination, disposal of hazardous waste, and other environmental matters at several of our current or former facilities, or at third-party sites where we have been designated as a potentially responsible party (PRP). While we believe we are currently adequately accrued for known environmental issues, it is possible that unexpected future costs could have a significant impact on our financial position, results of operations, and cash flows. Our total accruals for environmental remediation, dismantling, and decontamination were approximately $17 million at both September 30, 2016 and December 31, 2015.

Our more significant environmental sites include a former TEL plant site in Louisiana (the Louisiana site) and a former Houston, Texas plant site (the Texas site). Together, the amounts accrued on a discounted basis related to these sites represented approximately $10 million of the total accrual at both September 30, 2016 and December 31, 2015, using discount rates ranging from 3% to 9%. The aggregate undiscounted amount for these sites was $13 million at September 30, 2016 and $14 million at December 31, 2015. Of the total accrued for these two sites, the amount related to remediation of groundwater and soil for the Louisiana site was $5 million at September 30, 2016 and $4 million at December 31, 2015. The amount related to remediation of groundwater and soil for the Texas site was $5 million at September 30, 2016 and $6 million at December 31, 2015.
In 2000, the EPA named us as a PRP under Superfund law for the clean-up of soil and groundwater contamination at the five grouped disposal sites known as "Sauget Area 2 Sites" in Sauget, Illinois. Without admitting any fact, responsibility, fault, or liability in connection with this site, we are participating with other PRPs in site investigations and feasibility studies. In December 2013, the EPA issued its Record of Decision confirming its remedies for the selected Sauget Area 2 sites. We have accrued our estimated proportional share of the remedial costs and expenses addressed in the Record of Decision. We do not believe there is any additional information available as a basis for revision of the liability that we have established at September 30, 2016. The amount accrued for this site is not material.

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
Our foreign operations expose us to fluctuations of foreign exchange rates. These fluctuations may impact our results of operations, financial position, and cash flows. To manage this exposure, we sometimes enter into foreign currency forward contracts to minimize currency exposure due to cash flows from foreign operations. There were no such contracts outstanding at September 30, 2016 or December 31, 2015.
Non-designated Hedges
On June 25, 2009, we entered into an interest rate swap with Goldman Sachs in the notional amount of $97 million and with a maturity date of January 19, 2022 (Goldman Sachs interest rate swap). We terminated this swap, which had been fully collateralized over the period that it was outstanding, on September 7, 2016 and settled the liability using approximately $22 million of the cash deposit with Goldman Sachs. Under the terms of this interest rate swap, NewMarket made fixed rate payments at 5.3075% and Goldman Sachs made variable rate payments based on three-month LIBOR. Until termination, we collateralized this exposure through cash deposits posted with Goldman Sachs which amounted to $26 million at December 31, 2015.
We have made an accounting policy election to not offset derivative fair value amounts with the fair value amounts for the right to reclaim cash collateral under our master netting arrangement. We did not use hedge accounting for the Goldman Sachs interest rate swap, and therefore, immediately recognized any change in the fair value of this derivative financial instrument directly in earnings.
The table below presents the fair value of our derivative financial instruments, as well as their classification on the Condensed Consolidated Balance Sheets.

	Liability Derivatives
	September 30, 2016		December 31, 2015
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Not Designated as Hedging Instruments
Goldman Sachs interest rate swap	Accrued expenses and Other noncurrent liabilities	$0	Accrued expenses and Other noncurrent liabilities	$21,734

The following table presents the effect of our derivative financial instruments on the Consolidated Statements of Income.
Effect of Derivative Instruments on the Consolidated Statements of Income
Non-Designated Derivatives
(in thousands)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Third Quarter Ended September 30,		Nine Months Ended September 30,
		2016	2015	2016	2015
Goldman Sachs interest rate swap	Other income (expense), net	$498	$(3,479)	$(4,883)	$(4,365)

Credit-risk Related Contingent Features
The agreement we had with Goldman Sachs contained a provision under which we could have been declared in default on our derivative obligation if repayment of indebtedness was accelerated by our lender(s) due to our default on the indebtedness.

9.    Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
The balances of, and changes in, the components of accumulated other comprehensive loss, net of tax, consist of the following:

(in thousands)	Pension Plans and Other Postretirement Benefits	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2014	$(95,119)	$(44,041)	$(139,160)
Other comprehensive income (loss) before reclassifications	20,193	(22,791)	(2,598)
Amounts reclassified from accumulated other comprehensive loss (a)	3,892	0	3,892
Other comprehensive income (loss)	24,085	(22,791)	1,294
Balance at September 30, 2015	$(71,034)	$(66,832)	$(137,866)

Balance at December 31, 2015	$(69,798)	$(74,728)	$(144,526)
Other comprehensive income (loss) before reclassifications	(2,763)	(16,922)	(19,685)
Amounts reclassified from accumulated other comprehensive loss (a)	1,640	0	1,640
Other comprehensive income (loss)	(1,123)	(16,922)	(18,045)
Balance at September 30, 2016	$(70,921)	$(91,650)	$(162,571)

(a) The pension plan and other postretirement benefit components of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (income). See Note 3 in this Form 10-Q and Note 18 in our 2015 Annual Report for further information.

10.    Fair Value Measurements
The following table provides information on assets and liabilities measured at fair value on a recurring basis. No material events occurred during the nine months ended September 30, 2016 requiring adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis. As discussed in Note 8, we terminated the interest swap on September 7, 2016.

	Carrying Amount in Condensed Consolidated Balance Sheets		Fair Value Measurements Using
		Fair Value	Level 1	Level 2	Level 3
(in thousands)	September 30, 2016
Cash and cash equivalents	$187,908	$187,908	$187,908	$0	$0

	December 31, 2015
Cash and cash equivalents	$93,424	$93,424	$93,424	$0	$0
Cash deposit for collateralized interest rate swap	26,130	26,130	26,130	0	0
Interest rate swap liability	21,734	21,734	0	21,734	0
Before the termination of the interest rate swap, its fair value was determined using the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments. The analysis reflected the contractual term of the derivative, including the period to maturity. The variable cash payments were based on an expectation of future interest rates derived from observable market interest rate curves. In determining the fair value measurements, we incorporated credit valuation adjustments to appropriately reflect both our nonperformance risk and the counterparties’ nonperformance risk.
Although we had determined that the majority of the inputs used to value our derivative fell within Level 2 of the fair value hierarchy, the credit valuation adjustment associated with the derivative utilized Level 3 inputs. These Level 3 inputs included estimates of current credit spreads to evaluate the likelihood of default by both us and the counterparties to the derivative. As of December 31, 2015, we assessed the significance of the impact of the credit valuation adjustment on the overall valuation of our derivative and determined that the credit valuation adjustment was not significant to the overall valuation of the derivative. Accordingly, we determined that our derivative valuation should be classified in Level 2 of the fair value hierarchy.
We have made an accounting policy election to measure credit risk of any derivative financial instruments subject to master netting agreements on a net basis by counterparty portfolio.
Long-term debt – We record the carrying amount of our long-term debt at historical cost, less deferred financing costs related to the senior notes. The estimated fair value of our long-term debt is shown in the table below and is based primarily on estimated current rates available to us for debt of the same remaining duration and adjusted for nonperformance risk and credit risk. The estimated fair value of our publicly-traded senior notes included in long-term debt in the table below is based on the last quoted price closest to September 30, 2016. The fair value is categorized as Level 2.

	September 30, 2016		December 31, 2015
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (excluding capital lease obligation)	$526,359	$542,698	$490,920	$515,302

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
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09). ASU 2014-09 replaces the previous guidance and clarifies the principles for revenue recognition. It requires a five-step process for revenue recognition that represents the transfer of goods or services to customers in an amount that reflects the consideration expected to be received by a company. ASU 2014-09 also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers. ASU 2014-09 is effective for our reporting period beginning January 1, 2018. Entities are permitted to adopt this standard one year early. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We expect to adopt the standard on January 1, 2018 and continue to evaluate whether we will adopt the standard retrospectively or as a cumulative-effect adjustment. We are continuing to assess the impact that the adoption of ASU 2014-09, as well as those subsequently issued updates that clarify the provisions of ASU 2014-09, will have on our consolidated financial statements.
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
Factors that could cause actual results to differ materially from expectations include, but are not limited to, the availability of raw materials and distribution systems; disruptions at manufacturing facilities, including single-sourced facilities; the ability to respond effectively to technological changes in our industry; failure to protect our intellectual property rights; failure to attract and retain a highly-qualified workforce; hazards common to chemical businesses; competition from other manufacturers; sudden or sharp raw materials price increases; the gain or loss of significant customers; the occurrence or threat of extraordinary events, including natural disasters and terrorist attacks; risks related to operating outside of the United States (including the additional risks and uncertainties introduced by the recent referendum on the United Kingdom's membership in the European Union); the impact of fluctuations in foreign exchange rates; an information technology system failure; political, economic, and regulatory factors concerning our products; future governmental regulation; resolution of environmental liabilities or legal proceedings; our inability to realize expected benefits from investment in our infrastructure or future acquisitions or our inability to successfully integrate future acquisitions into our business; and other factors detailed from time to time in the reports that NewMarket files with the SEC, including the risk factors in Item 1A. “Risk Factors” of our 2015 Annual Report on Form 10-K (2015 Annual Report), which is available to shareholders upon request.
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

Overview
When comparing the first nine months of 2016 with the first nine months of 2015, revenue was lower primarily due to lower selling prices, with product shipments, including the impact of product mix, also being lower than the same period of 2015. Petroleum additives operating profit was higher for the first nine months of 2016 compared to the first nine months of 2015 due to lower raw material costs, substantially offset by lower product shipments and selling prices.
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

Results of Operations
Revenue
Consolidated revenue for the third quarter of 2016 totaled $516.1 million, representing a decrease of 4.6% from the third quarter of 2015 of $540.9 million. Consolidated revenue for the first nine months of 2016 was almost $1.6 billion which was a decrease of 6.8% from the first nine months of 2015 of $1.7 billion. The following table shows revenue by segment and product line.

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Petroleum additives
Lubricant additives	$420.4	$439.8	$1,271.4	$1,360.6
Fuel additives	92.0	96.4	263.2	287.7
Total	512.4	536.2	1,534.6	1,648.3
All other	3.7	4.7	13.2	12.9
Consolidated revenue	$516.1	$540.9	$1,547.8	$1,661.2

Petroleum Additives Segment
The regions in which we operate include North America (the United States and Canada), Latin America (Mexico, Central America, and South America), Asia Pacific, and the Europe/Middle East/Africa/India (EMEAI) region. While there is some fluctuation, the percentage of revenue generated in the regions remained fairly consistent when comparing the first nine months of 2016 with the same period in 2015, as well as with the full year in 2015. In addition, the percentage of lubricant additives sales and fuel additives sales is also substantially consistent between periods.
Petroleum additives net sales for the third quarter of 2016 was $512.4 million compared to $536.2 million for the third quarter of 2015, a decrease of 4.4%. The decrease between the two third quarter periods was across all regions except the Asia Pacific region, which reflected an increase. Similarly, petroleum additives net sales for the first nine months of 2016 of $1.5 billion decreased $113.7 million, or 6.9%, from the $1.6 billion reported for the first nine months of 2015. The decrease for the nine months comparison was across all regions except the Asia Pacific region, which also reflected an increase.
The following table details the approximate components of the decrease in net sales between the third quarter and first nine months of 2016 and 2015.

(in millions)	Third Quarter	Nine Months
Period ended September 30, 2015	$536.2	$1,648.3
Lubricant additives shipments	(5.7)	(33.6)
Fuel additives shipments	0.7	(4.4)
Selling prices	(19.4)	(70.4)
Foreign currency impact, net	0.6	(5.3)
Period ended September 30, 2016	$512.4	$1,534.6
When comparing the two third quarter periods, lower selling prices were the predominant factor resulting in the decrease in petroleum additives net sales with the mix of product shipments also a contributing factor. Foreign currency had a small favorable impact on petroleum additives between the two third quarter periods of 2016 and 2015. The volume of product shipments of lubricant additives decreased slightly between the two third quarter periods, but was substantially offset by an increase in the volume of fuel additives product shipments, resulting in overall product shipments on a worldwide basis being unchanged when comparing the two third quarter periods. An increase in lubricant additive product shipments in the Asia Pacific region mostly offset decreases in the North America, Latin America and EMEAI regions. The increase in fuel additive product shipments primarily in North America, and to a lesser extent the Asia Pacific region, was partially offset by small decreases in the EMEAI and Latin America regions.
Lower selling prices were the primary factor of the decrease in petroleum additives net sales when comparing the two nine month periods, with lower product shipments also a significant factor. Consistent with last year but not to the same level of significance, foreign currency had an unfavorable impact on net sales. The U.S. Dollar strengthened against most of the major currencies in which we transact, resulting in an unfavorable impact on net sales when comparing the first nine months of 2016 with the same period in 2015. The Japanese Yen strengthened against the U.S. Dollar during the same time period partially offsetting the unfavorable impact from the other currencies in which we transact. The volume of product shipments for petroleum additives decreased approximately 1.6% on a worldwide basis when comparing the first nine months of 2016 with the same period in 2015. Decreases in the volume of shipments of lubricant additives were partially offset by an increase in the volume of shipments of fuel additives products. Despite the small increase in fuel additives shipments, the mix of fuel additives products sold resulted in a negative dollar impact on sales. The reduction in the lubricant additives product shipments for the nine month comparison resulted from decreases in the North America and Latin America regions, which was partially offset by an increase in the Asia Pacific region. Lubricant additives product shipments in the EMEAI region were substantially unchanged between the nine month periods. The increase in the volume of product shipments in fuel additives for the nine month comparative periods was in the North America and Asia Pacific regions, which was partially offset by a decrease in the EMEAI region. Fuel additives product shipments in the Latin America region were substantially unchanged when comparing the nine months periods.

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
The following table reports segment operating profit for the third quarter and nine months ended September 30, 2016 and September 30, 2015.

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Petroleum additives	$106.4	$100.5	$309.3	$299.6
All other	$0.4	$1.2	$2.0	$3.5

Petroleum Additives Segment
The petroleum additives segment operating profit increased $5.9 million when comparing the third quarter of 2016 to the third quarter of 2015 and $9.7 million when comparing the first nine months of 2016 to the same period in 2015. Both comparative periods included the impact of the same factors that affected gross profit (see discussion below) including a favorable currency impact. The operating profit margin was 20.8% for the third quarter of 2016 as compared to 18.7% for the third quarter of 2015 and was 20.2% for the first nine months of 2016 as compared to 18.2% for the first nine months of 2015. For the rolling four quarters ended September 30, 2016, the operating profit margin for petroleum additives was 19.1%, which is in line with our expectations for the performance of our business over the long-term. While operating profit margins will fluctuate from quarter to quarter due to multiple factors, we do not operate our business differently from quarter to quarter. We believe the fundamentals of our business and industry are unchanged. Our continued focus is on developing and delivering innovative, technology-driven solutions to our customers.
Gross profit results increased $3.5 million when comparing the two third quarter periods and $8.2 million when comparing the first nine months of 2016 and 2015. Cost of sales as a percentage of revenue was 65.6% for the third quarter of 2016, down from 67.8% for the third quarter of 2015 and 65.6% for the first nine months of 2016, down from 68.5% for the first nine months of 2015.
When comparing both the third quarter and nine month periods of 2016 and 2015, the primary factor in the improvement in gross profit resulted from a favorable raw material cost variance due to lower costs, which contributed over 100% of the change. Conversion costs were also favorable for the third quarter and nine month comparisons, but an unfavorable selling price variance, as well as an unfavorable volume variance (as discussed in the Revenue section above), mostly offset the favorable impacts. The sales price variance for the comparative periods included the impact from foreign currency rates as discussed in the Revenue section above.
Selling, general, and administrative expenses (SG&A) was essentially flat when comparing both the third quarter and nine month periods of 2016 and 2015. SG&A as a percentage of revenue was 6.5% for the third quarter of 2016, 6.2% for the third quarter of 2015, 6.6% for the first nine months of 2016, and 6.1% for the first nine months of 2015. Our SG&A costs are primarily personnel-related and include salaries, benefits, and other costs associated with our workforce. There were no significant changes in the drivers of these costs when comparing the periods.

Our investment in research, development, and testing (R&D) for the third quarter of 2016 decreased approximately $2.1 million as compared to the third quarter of 2015. Similarly, the first nine months of 2016 decreased $2.0 million from the first nine months of 2015. For the third quarter comparison, both the lubricant additives and fuel additives product lines reflected a decrease, while for the nine month comparison, investments in research and development in the lubricant additives product line increased, but were more than offset by reductions in the fuel additives product line. As a percentage of revenue, R&D was 7.2% for the third quarter of 2016, 7.3% for the third quarter of 2015, 7.6% for the first nine months of 2016 and 7.2% for the first nine months of 2015. Our R&D investments reflect our efforts to support the development of solutions that meet our customers' needs, as well as new standards, and to expand into new product areas. Our approach to R&D investment, as it is with SG&A, is one of purposeful spending on programs to support our current product base and to ensure that we develop products to support our customers' programs in the future. R&D investments include personnel-related costs, as well as internal and external testing of our products.

The following discussion references the Consolidated Financial Statements beginning on page 3 of this Quarterly Report on Form 10-Q.

Interest and Financing Expenses
Interest and financing expenses were $4.3 million for the third quarter of 2016, $3.5 million for the third quarter of 2015, $12.5 million for the first nine months of 2016, and $10.9 million for the first nine months of 2015. The increase in interest and financing expenses between both the third quarter and nine month periods of 2016 and 2015 resulted primarily from higher average debt, which was partially offset by a lower average interest rate.

Other Income (Expense), Net
Other income (expense), net was income of $0.7 million for the third quarter of 2016, expense of $3.4 million for the third quarter of 2015, expense of $2.8 million for the first nine months of 2016 and expense of $4.0 million for the first nine months of 2015. The amounts for all periods included the impact from a derivative instrument representing an interest rate swap recorded at fair value through earnings. See Note 8 for additional information on the interest rate swap.

Income Tax Expense
Income tax expense was $26.8 million for the third quarter of 2016 and $28.7 million for the third quarter of 2015. The effective tax rate was 27.3% for the third quarter of 2016 and 31.6% for the third quarter of 2015. The decrease in the effective income tax rate resulted in lower income tax expense of $4.3 million, offset by an increase in income before income tax expense that resulted in higher income tax expense of $2.4 million.
Income tax expense was $81.5 million for the first nine months of 2016 and $86.7 million for the first nine months of 2015. The effective tax rate was 29.2% for the nine months of 2016 and 31.9% for the nine months of 2015. The decrease in the effective income tax rate resulted in lower income tax expense of $7.7 million, with the remainder of the change in income tax expense due to higher income before income tax expense.
The effective tax rates for all periods included the benefit of income in foreign jurisdictions with lower tax rates than the United States tax rate, as well as a benefit from the U.S. domestic manufacturing tax deduction. During the 2016 periods, a higher percentage of our income before income taxes resulted from operations in foreign locations than during the 2015 periods. The effective tax rate for the third quarter and first nine months of 2016 also included the benefit of the U.S. R&D tax credit, which is not included in the 2015 effective tax rate for either the third quarter or nine month period in 2015, as the legislation was signed into law in December 2015.

Cash Flows, Financial Condition, and Liquidity
Cash and cash equivalents at September 30, 2016 were $187.9 million, which was an increase of $94.5 million since December 31, 2015.
Cash and cash equivalents held by our foreign subsidiaries amounted to approximately $180.5 million at September 30, 2016 and $91.7 million at December 31, 2015. A significant amount, but not all, of these foreign cash balances are associated with earnings that we have asserted are indefinitely reinvested. We plan to use these indefinitely reinvested earnings to support growth outside of the United States through funding of operating expenses, R&D expenses, capital expenditures, and other cash needs of our foreign subsidiaries. Periodically, we repatriate cash from our foreign subsidiaries to the United States through intercompany dividends. These intercompany dividends are paid only by subsidiaries whose earnings we have not asserted are indefinitely reinvested or whose earnings qualify as previously taxed income, as defined by the United States Internal Revenue Code. If circumstances were to change that would cause these indefinitely reinvested earnings to be repatriated, an incremental U.S. tax liability would be incurred. As part of our foreign subsidiary repatriation activities, we received cash dividends of $0.3 million for the nine months ended September 30, 2016 and $7.1 million for the nine months ended September 30, 2015.
We expect that cash from operations, together with borrowing available under our revolving credit facility, will continue to be sufficient to cover our operating needs and planned capital expenditures for at least the next twelve months.
Cash Flows – Operating Activities
Cash flows provided from operating activities for the first nine months of 2016 were $259.5 million, including an increase of $0.9 million due to slightly lower working capital requirements, which excluded a significant unfavorable foreign currency impact to the components of working capital on the balance sheet.
Other than the increase in cash and cash equivalents, the most significant changes in working capital resulted from an increase in accounts receivable along with a decrease in accrued expenses, which were offset by a decrease in inventories and an increase in accounts payable. The higher accounts receivable balance was primarily due to higher sales levels in certain locations when comparing the third quarter of 2016 with the fourth quarter of 2015. The decrease in inventory was primarily the result of a planned reduction in quantity on hand, as well as impact from lower material cost. The increase in accounts payable was due to timing of payments, while the decrease in accrued expenses resulted from normal payments for customer-related costs.
Including cash and cash equivalents, as well as the impact of foreign currency on the balance sheet, we had total working capital of $581.1 million at September 30, 2016 and $504.7 million at December 31, 2015. The current ratio was 3.17 to 1 at September 30, 2016 and 2.91 to 1 at December 31, 2015.
Cash Flows – Investing Activities
Cash used in investing activities was $102.2 million during the first nine months of 2016 and included $101.7 million for capital expenditures. We continue to expect that our total capital spending during 2016 will exceed the $126 million incurred in 2015, including anticipated spending on the new manufacturing facility in Singapore, and several improvements to our manufacturing and R&D infrastructure around the world. We expect to continue to finance capital spending through cash on hand and cash provided from operations, together with borrowing available under our $650 million revolving credit facility. During the third quarter of 2016, we terminated the Goldman Sachs interest rate swap, which had been fully collateralized over the period that it was outstanding, and settled the liability using approximately $21.9 million from the cash deposit with Goldman Sachs.
Cash Flows – Financing Activities
Cash used in financing activities during the first nine months of 2016 amounted to $60.8 million. The cash was mainly used to repurchase $35.8 million of our common stock and to pay dividends of $56.9 million. Our long-term debt of $531.4 million at September 30, 2016, increased approximately $40.5 million since December 31, 2015, primarily due to the additional borrowing on our revolving credit facility. Long-term debt was also impacted by the addition of a capital lease related to the Singapore manufacturing facility.
Debt
At September 30, 2016, in addition to the revolving credit facility which is discussed below, we had outstanding senior notes in the aggregate principal amount of $350 million that bear interest at a fixed rate of 4.10% and are due in 2022. These senior notes are registered under the Securities Act.

Revolving Credit Facility – At September 30, 2016, we had a $650 million multicurrency revolving credit facility, with a $100 million sublimit for multicurrency borrowings, a $75 million sublimit for letters of credit, and a $20 million sublimit for swingline loans. The agreement includes an expansion feature, which allows us, subject to certain conditions, to request an increase to the aggregate amount of the revolving credit facility or obtain incremental term loans in an amount up to $150 million. Borrowings bear interest at variable rates. The revolving credit facility matures on October 28, 2019. On July 15, 2016, we entered into Amendment No. 1 to the revolving credit facility. The amendment allows certain of our foreign subsidiaries to borrow under the original credit agreement dated as of October 28, 2014. We did not incur significant additional financing fees with the amendment.
The following table provides information related to the unused portion of our revolving credit facility:

(in millions)	September 30, 2016	December 31, 2015
Maximum borrowing capacity under the revolving credit facility	$650.0	$650.0
Outstanding borrowings under the revolving credit facility	180.0	145.0
Outstanding letters of credit	3.6	2.9
Unused portion of revolving credit facility	$466.4	$502.1

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
At September 30, 2016, the Leverage Ratio was 1.33 and the Interest Coverage Ratio was 22.44, while at December 31, 2015 the Leverage Ratio was 1.28 and the Interest Coverage Ratio was 24.12. We were in compliance with all covenants under both the revolving credit facility and the 4.10% senior notes at September 30, 2016 and December 31, 2015.
As a percentage of total capitalization (total long-term debt and shareholders’ equity), our total long-term debt percentage decreased from 55.9% at December 31, 2015 to 52.7% at September 30, 2016. The change in the percentage was primarily the result of the increase in shareholders' equity partially offset by the increase in long-term debt. The change in shareholders’ equity reflects our earnings offset by the impact of dividend payments, stock repurchases, and changes in the foreign currency translation adjustment. Normally, we repay any outstanding long-term debt with cash from operations or refinancing activities.

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

Outlook
We are pleased with the overall performance of our business through the first nine months of 2016. Our stated goal is to provide a 10% return per year for our shareholders over any five year period (defined by earnings per share growth plus dividends), although we may not necessarily achieve a 10% return each year. We continue to have confidence in our customer-focused strategy and approach to the market. We believe the fundamentals of how we run our business - a long-term view, safety-first culture, customer-focused solutions, technology-driven product offerings, and world-class supply chain capability - will continue to be beneficial for all of our stakeholders.
We expect our petroleum additives segment to deliver solid performance in 2016, after having posted strong operating results over the past several years. We expect that the petroleum additives industry shipment demand will grow at an average annual rate of 1% to 2% over the long-term, as there have been no significant changes in the positive fundamentals of the industry. Over the long-term, we plan to exceed the industry growth rate. We have made significant investments to expand our capabilities around the world over the last few years, which have continued in 2016. These investments have been and will continue to be in organizational talent, technology development and processes, and global infrastructure, consisting of technical centers, production capability and geographic expansion. Representing evidence of our commitment to global investment in support of our customers, we have completed construction of phase one of our new manufacturing facility in Singapore. Phase two is underway in Singapore and will more than double our investment there. We intend to utilize these new capabilities to improve our ability to deliver the solutions that our customers value and to expand our global reach and improve profits. We will continue to invest in our capabilities to provide even better service, technology, and customer solutions.
Our business generates significant amounts of cash beyond what is necessary for the expansion and growth of our current offerings. We are making investments to position ourselves for the future. We regularly review our many internal opportunities to utilize this cash from a technological, geographic, and product line perspective. We believe our capital spending is creating the capability we need to grow and support our customers worldwide, and our research and development investments are positioning us well to provide added value to our customers. Our primary focus in the acquisition area remains on the petroleum additives industry. It is our view that this industry segment will provide the greatest opportunity for solid returns on our investments while minimizing risk. We remain focused on this strategy and will evaluate any future opportunities. Nonetheless, we are patient in this pursuit and intend to make the right acquisition when the opportunity arises. We will continue to evaluate all alternative uses of cash to enhance shareholder value, including stock repurchases and dividends.

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk
At September 30, 2016, there were no material changes in our market risk from the information provided in the 2015 Annual Report except for the termination of the Goldman Sachs interest rate swap. See Note 8 for additional information.

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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
While it is not possible to predict or determine with certainty the outcome of any legal proceeding, we believe the outcome of any of these proceedings, or all of them combined, would not result in a material adverse effect on our consolidated results of operations, financial condition, or cash flows.
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
Exhibit 4.1
Amendment No. 1, dated as of July 15, 2016, to the Credit Agreement dated as of October 24, 2014, by and among NewMarket Corporation, the financial institutions listed on the signature pages, and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 4.1 to Form 10-Q (File No. 1-32190) filed July 28, 2016)

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

NEWMARKET CORPORATION
(Registrant)

Date: October 27, 2016	By: /s/ Brian D. Paliotti
Brian D. Paliotti
Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: October 27, 2016	By: /s/ William J. Skrobacz
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