Form 10-Q
period 2017-03-31
NEWMARKET CORP
filed 2017-04-27
CIK 1282637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐ No  ☒
Number of shares of common stock, without par value, outstanding as of March 31, 2017: 11,852,617

NEWMARKET CORPORATION

INDEX

PART I.     FINANCIAL INFORMATION
ITEM 1.     Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(in thousands, except per-share amounts)	Three Months Ended March 31,
	2017	2016
Net sales	$542,818	$509,927
Cost of goods sold	372,573	334,377
Gross profit	170,245	175,550
Selling, general, and administrative expenses	39,929	40,940
Research, development, and testing expenses	36,705	39,216
Operating profit	93,611	95,394
Interest and financing expenses, net	5,572	4,188
Other income (expense), net	194	(2,260)
Income before income tax expense	88,233	88,946
Income tax expense	24,296	27,015
Net income	$63,937	$61,931
Earnings per share - basic and diluted	$5.39	$5.22
Cash dividends declared per share	$1.75	$1.60

See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(in thousands)	Three Months Ended March 31,
	2017	2016
Net income	$63,937	$61,931
Other comprehensive income (loss):
Pension plans and other postretirement benefits:
Amortization of prior service cost (credit) included in net periodic benefit cost, net of income tax expense (benefit) of $(296) in 2017 and $(305) in 2016	(474)	(489)
Amortization of actuarial net loss (gain) included in net periodic benefit cost, net of income tax expense (benefit) of $509 in 2017 and $570 in 2016	783	991
Total pension plans and other postretirement benefits	309	502
Foreign currency translation adjustments, net of income tax expense (benefit) of $280 in 2017 and $1,665 in 2016	3,642	(4,763)
Other comprehensive income (loss)	3,951	(4,261)
Comprehensive income	$67,888	$57,670

See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share amounts)	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$251,244	$192,154
Trade and other accounts receivable, less allowance for doubtful accounts	331,577	306,916
Inventories:
Finished goods and work-in-process	273,568	254,068
Raw materials	46,736	45,581
Stores, supplies, and other	10,190	11,863
Total inventories	330,494	311,512
Prepaid expenses and other current assets	28,625	26,301
Total current assets	941,940	836,883
Property, plant, and equipment, at cost	1,313,737	1,264,957
Less accumulated depreciation and amortization	774,510	761,212
Net property, plant, and equipment	539,227	503,745
Prepaid pension cost	31,021	25,800
Deferred income taxes	24,961	29,063
Intangibles (net of amortization) and goodwill	10,314	10,436
Deferred charges and other assets	10,322	10,509
Total assets	$1,557,785	$1,416,436
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$153,515	$141,869
Accrued expenses	93,711	104,082
Dividends payable	19,117	17,478
Income taxes payable	16,348	17,573
Other current liabilities	9,912	13,588
Total current liabilities	292,603	294,590
Long-term debt	601,413	507,275
Other noncurrent liabilities	132,754	131,320
Total liabilities	1,026,770	933,185
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock and paid-in capital (without par value; authorized shares - 80,000,000; issued and outstanding shares - 11,852,617 at March 31, 2017 and 11,845,972 at December 31, 2016)	2,220	1,603
Accumulated other comprehensive loss	(178,559)	(182,510)
Retained earnings	707,354	664,158
Total shareholders' equity	531,015	483,251
Total liabilities and shareholders’ equity	$1,557,785	$1,416,436

See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in thousands, except share and per-share amounts)	Common Stock and Paid-in Capital		Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2015	11,948,446	$0	$(144,526)	$532,090	$387,564
Net income				61,931	61,931
Other comprehensive income (loss)			(4,261)		(4,261)
Cash dividends ($1.60 per share)				(18,959)	(18,959)
Repurchases of common stock	(98,867)	(252)		(35,563)	(35,815)
Stock-based compensation	(630)	680		8	688
Balance at March 31, 2016	11,848,949	$428	$(148,787)	$539,507	$391,148

Balance at December 31, 2016	11,845,972	$1,603	$(182,510)	$664,158	$483,251
Net income				63,937	63,937
Other comprehensive income (loss)			3,951		3,951
Cash dividends ($1.75 per share)				(20,741)	(20,741)
Stock-based compensation	6,645	617			617
Balance at March 31, 2017	11,852,617	$2,220	$(178,559)	$707,354	$531,015

See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands)	Three Months Ended March 31,
	2017	2016
Cash and cash equivalents at beginning of year	$192,154	$93,424
Cash flows from operating activities:
Net income	63,937	61,931
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	12,306	10,680
Noncash pension and postretirement expense	2,007	3,039
Deferred income tax expense	5,283	1,671
Unrealized loss on derivative instruments, net	0	1,372
Working capital changes	(39,836)	(4,737)
Cash pension and postretirement contributions	(6,326)	(6,383)
Realized loss on derivative instruments, net	0	2,482
Other, net	(3,163)	4,212
Cash provided from (used in) operating activities	34,208	74,267
Cash flows from investing activities:
Capital expenditures	(46,346)	(28,446)
Deposits for interest rate swap	0	(4,965)
Return of deposits for interest rate swap	0	3,760
Other, net	(2,000)	(2,482)
Cash provided from (used in) investing activities	(48,346)	(32,133)
Cash flows from financing activities:
Net (repayments) borrowings under revolving credit facility	(156,000)	45,000
Issuance of 3.78% senior notes	250,000	0
Dividends paid	(20,741)	(18,959)
Repurchases of common stock	0	(35,815)
Other, net	(1,447)	(3,066)
Cash provided from (used in) financing activities	71,812	(12,840)
Effect of foreign exchange on cash and cash equivalents	1,416	(462)
Increase in cash and cash equivalents	59,090	28,832
Cash and cash equivalents at end of period	$251,244	$122,256

Supplemental disclosure of non-cash transactions:
Non-cash additions to property, plant, and equipment	$16,840	$18,941
Non-cash obligation under capital lease	$0	$5,068

See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Financial Statement Presentation
In the opinion of management, the accompanying consolidated financial statements of NewMarket Corporation and its subsidiaries contain all necessary adjustments for the fair statement of, in all material respects, our consolidated financial position as of March 31, 2017 and December 31, 2016, and our consolidated results of operations, comprehensive income, changes in shareholders' equity, and cash flows for the three months ended March 31, 2017 and March 31, 2016. All adjustments are of a normal, recurring nature, unless otherwise disclosed. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the NewMarket Corporation Annual Report on Form 10-K for the year ended December 31, 2016 (2016 Annual Report), as filed with the Securities and Exchange Commission (SEC). The results of operations for the three month period ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year ending December 31, 2017. The December 31, 2016 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
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

Net Sales by Segment

	Three Months Ended March 31,
(in thousands)	2017	2016
Petroleum additives
Lubricant additives	$443,961	$418,852
Fuel additives	96,072	87,291
Total	540,033	506,143
All other	2,785	3,784
Net sales	$542,818	$509,927

Segment Operating Profit

	Three Months Ended March 31,
(in thousands)	2017	2016
Petroleum additives	$99,070	$100,389
All other	1,080	236
Segment operating profit	100,150	100,625
Corporate, general, and administrative expenses	(6,669)	(5,270)
Interest and financing expenses, net	(5,572)	(4,188)
Other income (expense), net	324	(2,221)
Income before income tax expense	$88,233	$88,946

3.    Pension Plans and Other Postretirement Benefits
The table below shows cash contributions made during the three months ended March 31, 2017, as well as the remaining cash contributions we expect to make during the year ending December 31, 2017, for our domestic and foreign pension plans and domestic postretirement benefit plan.

(in thousands)	Actual Cash Contributions for Three Months Ended March 31, 2017	Expected Remaining Cash Contributions for Year Ending December 31, 2017
Domestic plans
Pension benefits	$4,826	$14,478
Postretirement benefits	297	890
Foreign plans
Pension benefits	1,203	3,685

The tables below present information on net periodic benefit cost (income) for our domestic and foreign pension plans and domestic postretirement benefit plan.

	Domestic
	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,
(in thousands)	2017	2016	2017	2016
Service cost	$3,379	$3,107	$186	$161
Interest cost	3,360	3,266	394	420
Expected return on plan assets	(6,503)	(5,753)	(309)	(318)
Amortization of prior service cost (credit)	7	(16)	(757)	(757)
Amortization of actuarial net (gain) loss	1,229	1,303	0	0
Net periodic benefit cost (income)	$1,472	$1,907	$(486)	$(494)

	Foreign
	Pension Benefits
	Three Months Ended March 31,
(in thousands)	2017	2016
Service cost	$1,821	$1,843
Interest cost	1,018	1,274
Expected return on plan assets	(2,024)	(1,731)
Amortization of prior service cost (credit)	(19)	(22)
Amortization of actuarial net (gain) loss	225	262
Net periodic benefit cost (income)	$1,021	$1,626

4.    Earnings Per Share
We had 24,819 shares of nonvested restricted stock and restricted stock units at March 31, 2017 and 26,804 shares of nonvested restricted stock and restricted stock units at March 31, 2016 that were excluded from the calculation of diluted earnings per share, as their effect on earnings per share would be anti-dilutive.
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

	Three Months Ended March 31,
(in thousands, except per-share amounts)	2017	2016
Earnings per share numerator:
Net income attributable to common shareholders before allocation of earnings to participating securities	$63,937	$61,931
Earnings allocated to participating securities	127	131
Net income attributable to common shareholders after allocation of earnings to participating securities	$63,810	$61,800
Earnings per share denominator:
Weighted-average number of shares of common stock outstanding - basic and diluted	11,829	11,839
Earnings per share - basic and diluted	$5.39	$5.22

5.    Intangibles (Net of Amortization) and Goodwill

The net carrying amount of intangibles and goodwill was $10 million at March 31, 2017 and December 31, 2016. The gross carrying amount and accumulated amortization of each type of intangible asset and goodwill are presented in the table below.

	March 31, 2017		December 31, 2016
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Formulas and technology	$2,693	$2,016	$2,678	$1,958
Contracts	2,000	50	2,000	0
Customer bases	6,945	4,036	6,938	3,961
Trademarks and trade names	1,519	1,104	1,513	1,069
Goodwill	4,363		4,295
	$17,520	$7,206	$17,424	$6,988

All of the intangibles relate to the petroleum additives segment. The change in the gross carrying amount between December 31, 2016 and March 31, 2017 is due to foreign currency fluctuations. There is no accumulated goodwill impairment.
Amortization expense was (in thousands):

Three months ended March 31, 2017	$218
Three months ended March 31, 2016	1,053

Estimated amortization expense for the remainder of 2017, as well as estimated annual amortization expense related to our intangible assets for the next five years, is expected to be (in thousands):

2017	$646
2018	834
2019	813
2020	504
2021	440
2022	440

We amortize contracts over 10 years; customer bases over 20 years; formulas and technology over 10 years; and trademarks and trade names over 10 years.

6.    Long-term Debt

(in thousands)	March 31, 2017	December 31, 2016
Senior notes - 4.10% due 2022 (net of related deferred financing costs)	$346,652	$346,505
Senior notes - 3.78% due 2029	250,000	0
Revolving credit facility	0	156,000
Capital lease obligation	4,761	4,770
	$601,413	$507,275
The outstanding 4.10% senior notes have an aggregate principal amount of $350 million and are registered under the Securities Act of 1933, as amended (Securities Act).
On January 4, 2017, we issued $250 million in senior unsecured notes in a private placement with The Prudential Insurance Company of America and certain other purchasers. These notes bear interest at 3.78% and mature on January 4, 2029. Interest is payable semiannually and principal payments of $50 million are payable annually beginning on January 4, 2025. We have the right to make optional prepayments on the notes at any time, subject to certain limitations. The note purchase agreement contains representations, warranties, terms and conditions customary for transactions of this type. These include negative covenants, certain financial covenants, and events of default which are substantially similar to the covenants and events of default in our revolving credit facility. The proceeds from the 3.78% senior notes were used to pay off the outstanding amount on our revolving credit facility.
The capital lease obligation in the table above is related to the Singapore manufacturing facility.
The following table provides information related to the unused portion of our revolving credit facility:

(in thousands)	March 31, 2017	December 31, 2016
Maximum borrowing capacity under the revolving credit facility	$650,000	$650,000
Outstanding borrowings under the revolving credit facility	0	156,000
Outstanding letters of credit	3,499	3,483
Unused portion of revolving credit facility	$646,501	$490,517

The average interest rate for borrowings under our revolving credit facility was 2.1% during the first three months of 2017 and 1.9% during the full year of 2016.
We were in compliance with all covenants under our debt agreements at March 31, 2017 and at December 31, 2016, as applicable.

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
Environmental
We are involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination, disposal of hazardous waste, and other environmental matters at several of our current or former facilities, or at third-party sites where we have been designated as a potentially responsible party (PRP). While we believe we are currently adequately accrued for known environmental issues, it is possible that unexpected future costs could have a significant impact on our financial position, results of operations, and cash flows. Our total accruals for environmental remediation, dismantling, and decontamination were approximately $16 million at both March 31, 2017 and December 31, 2016. Of the total accrual, the current portion is included in accrued expenses and the noncurrent portion is included in other noncurrent liabilities on the Condensed Consolidated Balance Sheets.
Our more significant environmental sites include a former TEL plant site in Louisiana (the Louisiana site) and a Houston, Texas plant site (the Texas site). Together, the amounts accrued on a discounted basis related to these sites represented approximately $9 million of the total accrual above at March 31, 2017 and $10 million of the total accrual above at December 31, 2016, using discount rates ranging from 4% to 9% for both periods. The aggregate undiscounted amount for these sites was $12 million at March 31, 2017 and $13 million at December 31, 2016. Of the total accrued for these two sites, the amount related to remediation of groundwater and soil for the Louisiana site was $4 million at both March 31, 2017 and December 31, 2016. The amount related to remediation of groundwater and soil for the Texas site was $5 million at both March 31, 2017 and December 31, 2016.
In 2000, the EPA named us as a PRP under Superfund law for the clean-up of soil and groundwater contamination at the five grouped disposal sites known as "Sauget Area 2 Sites" in Sauget, Illinois. Without admitting any fact, responsibility, fault, or liability in connection with this site, we are participating with other PRPs in site investigations and feasibility studies. In December 2013, the EPA issued its Record of Decision confirming its remedies for the selected Sauget Area 2 sites. We have accrued our estimated proportional share of the remedial costs and expenses addressed in the Record of Decision. We do not believe there is any additional information available as a basis for revision of the liability that we have established at March 31, 2017. The amount accrued for this site is not material.

8.    Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
The balances of, and changes in, the components of accumulated other comprehensive loss, net of tax, consist of the following:

(in thousands)	Pension Plans and Other Postretirement Benefits	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2015	$(69,798)	$(74,728)	$(144,526)
Other comprehensive income (loss) before reclassifications	0	(4,763)	(4,763)
Amounts reclassified from accumulated other comprehensive loss (a)	502	0	502
Other comprehensive income (loss)	502	(4,763)	(4,261)
Balance at March 31, 2016	$(69,296)	$(79,491)	$(148,787)

Balance at December 31, 2016	$(76,187)	$(106,323)	$(182,510)
Other comprehensive income (loss) before reclassifications	0	3,642	3,642
Amounts reclassified from accumulated other comprehensive loss (a)	309	0	309
Other comprehensive income (loss)	309	3,642	3,951
Balance at March 31, 2017	$(75,878)	$(102,681)	$(178,559)

(a) The pension plan and other postretirement benefit components of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (income). See Note 3 in this Form 10-Q and Note 17 in our 2016 Annual Report for further information.

9.    Fair Value Measurements
The carrying amount in the Condensed Consolidated Balance Sheets and the fair value of cash and cash equivalents were $251 million at March 31, 2017 and $192 million at December 31, 2016. The fair value is categorized in Level 1 of the fair value hierarchy. No material events occurred during the three months ended March 31, 2017 requiring adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.
Long-term debt – We record the carrying amount of our long-term debt related to the 4.10% senior notes at historical cost, less deferred financing costs. We record the carrying amount of our long-term debt related to the 3.78% senior notes at historical cost. The estimated fair value of our long-term debt is shown in the table below and is based primarily on estimated current rates available to us for debt of the same remaining duration and adjusted for nonperformance risk and credit risk. The estimated fair value of our publicly-traded 4.10% senior notes included in long-term debt in the table below is also based on the last quoted price closest to March 31, 2017. The fair value of our debt instruments are categorized as Level 2.

	March 31, 2017		December 31, 2016
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (excluding capital lease obligation)	$596,652	$608,411	$502,505	$507,925

10.    Recent Accounting Pronouncements
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09). ASU 2014-09 replaces the previous guidance and clarifies the principles for revenue recognition. It requires a five-step process for revenue recognition that represents the transfer of goods or services to customers in an amount that reflects the consideration expected to be received by a company. ASU 2014-09 also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers. ASU 2014-09 is effective for our reporting period beginning January 1, 2018. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We continue to evaluate whether we will adopt the standard retrospectively or as a cumulative-effect adjustment. We expect to continue the evaluation, analysis, and documentation of our adoption of ASU 2014-09 (including those subsequently issued updates that clarify the provisions), throughout most of this year as we work towards implementation and finalize the impact the adoption will have on our consolidated financial statements.

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
In March 2017, the FASB issued ASU No. 2017-07, "Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" (ASU 2017-07), which requires that an employer report the service cost component of net benefit cost in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement outside of operating profit. ASU 2017-07 also allows only the service cost component to be eligible for capitalization in assets. There will be no change to net income as a result of ASU 2017-07, which is effective for our reporting period beginning January 1, 2018. Retrospective application is required for the income statement presentation and prospective application is required for the capitalization of the service cost component in assets.

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
Factors that could cause actual results to differ materially from expectations include, but are not limited to, the availability of raw materials and distribution systems; disruptions at manufacturing facilities, including single-sourced facilities; the ability to respond effectively to technological changes in our industry; failure to protect our intellectual property rights; failure to attract and retain a highly-qualified workforce; hazards common to chemical businesses; competition from other manufacturers; sudden or sharp raw material price increases; the gain or loss of significant customers; the occurrence or threat of extraordinary events, including natural disasters and terrorist attacks; risks related to operating outside of the United States; the impact of fluctuations in foreign exchange rates; an information technology system failure; political, economic, and regulatory factors concerning our products; future governmental regulation; resolution of environmental liabilities or legal proceedings; our inability to consummate a proposed acquisition transaction; our inability to realize expected benefits from investment in our infrastructure or future acquisitions or our inability to successfully integrate future acquisitions into our business; and other factors detailed from time to time in the reports that NewMarket files with the SEC, including the risk factors in Item 1A. “Risk Factors” of our 2016 Annual Report on Form 10-K (2016 Annual Report), which is available to shareholders upon request.
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

Overview
When comparing the results of the petroleum additives segment for the first three months of 2017 with the first three months of 2016, net sales increased 6.7% primarily due to increased shipment volumes, with some offset from lower selling prices. Petroleum additives operating profit was 1.3% lower for the first three months of 2017 as compared to the first three months of 2016, but our operating profit margin remained strong at 18.3%.
Our operations generate cash that is in excess of the needs of the business. We continue to invest in and manage the business for the long-term with the goal of helping our customers succeed in their marketplaces. Our investments continue to be in organizational talent, technology development and processes, and global infrastructure, consisting of technical centers, production capability and geographic expansion.

Results of Operations
Net Sales
Consolidated net sales for the first three months of 2017 was $542.8 million which was an increase of 6.5% from the first three months of 2016 of $509.9 million. The following table shows net sales by segment and product line.

	Three Months Ended March 31,
(in millions)	2017	2016
Petroleum additives
Lubricant additives	$443.9	$418.8
Fuel additives	96.1	87.3
Total	540.0	506.1
All other	2.8	3.8
Net sales	$542.8	$509.9

Petroleum Additives Segment
The regions in which we operate include North America (the United States and Canada), Latin America (Mexico, Central America, and South America), Asia Pacific, and the Europe/Middle East/Africa/India (EMEAI) region. While there is some fluctuation, the percentage of net sales generated in the regions remained fairly consistent when comparing the first three months of 2017 with the same period in 2016, as well as with the full year in 2016. The percentage of lubricant additives sales and fuel additives sales is also substantially consistent between periods.
Petroleum additives net sales for the first three months of 2017 was $540.0 million compared to $506.1 million for the first three months of 2016, an increase of 6.7%. The increase between the 2017 and 2016 three month periods was predominantly in the Asia Pacific and EMEAI regions with a small decrease in North America.
The following table details the approximate components of the increase in net sales between the first three months of 2017 and 2016.

(in millions)	Three Months
Period ended March 31, 2016	$506.1
Lubricant additives shipments	40.9
Fuel additives shipments	9.9
Selling prices	(13.3)
Foreign currency impact, net	(3.6)
Period ended March 31, 2017	$540.0
When comparing the two first quarter periods, higher volumes shipped was the predominant factor resulting in the increase in petroleum additives net sales, with both unfavorable selling prices and foreign currency partially offsetting the favorable impact from shipments. The U.S. Dollar strengthened against most of the major currencies in which we transact, with most of the impact on net sales resulting from the change in the Euro.
The volume of product shipments for petroleum additives increased approximately 13.9% on a worldwide basis when comparing the first three months of 2017 with the same period in 2016. Shipments of both lubricant additives and fuel additives products increased. Lubricant additives product shipments increased across all regions except for North America, which was substantially unchanged from levels in the first three months of 2016. The increase in the volume of product shipments in fuel additives for the three month comparative periods was predominantly in the North America and EMEAI regions, which was partially offset by a small decrease in the Latin America region. Fuel additives product shipments in the Asia Pacific region were substantially unchanged when comparing the three months periods.

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

The following table reports segment operating profit for the three months ended March 31, 2017 and March 31, 2016.

	Three Months Ended March 31,
(in millions)	2017	2016
Petroleum additives	$99.1	$100.4
All other	$1.1	$0.2

Petroleum Additives Segment
The petroleum additives segment operating profit decreased $1.3 million when comparing the first three months of 2017 to the same period in 2016. Both comparative periods included the impact of the same factors that affected gross profit (see discussion below) including a small favorable currency impact for the first three months of 2017 but a much larger favorable currency impact for the same 2016 period, resulting in an unfavorable impact from foreign currency when comparing the first three months of 2017 and 2016. The operating profit margin was 18.3% for the first three months of 2017 as compared to 19.8% for the first three months of 2016. For the rolling four quarters ended March 31, 2017, the operating profit margin for petroleum additives was 18.5%, which is in line with our expectations for the performance of our business over the long-term. While operating profit margins will fluctuate from quarter to quarter due to multiple factors, we do not operate our business differently from quarter to quarter. We believe the fundamentals of our business and industry are unchanged. Our continued focus is on developing and delivering innovative, technology-driven solutions to our customers.
Gross profit results decreased $6.2 million when comparing the first three months of 2017 and 2016. Cost of goods sold as a percentage of net sales was 68.8% for the first three months of 2017, up from 65.5% for the first three months of 2016.
When comparing the first three months of 2017 and 2016, the primary factors in the decrease in gross profit resulted from unfavorable selling prices and raw material cost variances, which contributed over 100% of the change. These unfavorable factors were partially offset by a favorable volume variance (as discussed in the Net Sales section above), as well as a small favorable conversion cost variance. The sales price variance for the comparative periods included the impact from foreign currency rates as discussed in the Net Sales section above.
Selling, general, and administrative expenses (SG&A) for the first three months of 2017 were $2.4 million, or 6.8%, lower as compared to the first three months of 2016. SG&A as a percentage of net sales was 6.0% for the first three months of 2017, and 6.9% for the first three months of 2016. Our SG&A costs are primarily personnel-related and include salaries, benefits, and other costs associated with our workforce. There were no significant changes in the drivers of these costs when comparing the periods.
Our investment in research, development, and testing (R&D) for the first three months of 2017 decreased $2.5 million from the first three months of 2016. The decrease was reflected in both the lubricant additives and fuel additives product lines. As a percentage of net sales, R&D was 6.8% for the first three months of 2017 and 7.7% for the first three months of 2016. Our R&D investments reflect our efforts to support the development of solutions that meet our customers' needs, as well as new and evolving standards, and to support our expansion into new product areas. Our approach to R&D investment, as it is with SG&A, is one of purposeful spending on programs to support our current product base and to ensure that we develop products to support our customers' programs in the future. R&D investments include personnel-related costs, as well as internal and external testing of our products.

The following discussion references the Consolidated Financial Statements beginning on page 4 of this Quarterly Report on Form 10-Q.

Interest and Financing Expenses
Interest and financing expenses were $5.6 million for the first three months of 2017 and $4.2 million for the first three months of 2016. The increase in interest and financing expenses between the three month periods of 2017 and 2016 resulted from a higher average interest rate, as well as higher average debt.

Other Income (Expense), Net
Other income (expense), net was income of $0.2 million for the first three months of 2017 and expense of $2.3 million for the first three months of 2016. The amount for the 2016 period included the impact from a derivative instrument representing an interest rate swap recorded at fair value through earnings.

Income Tax Expense
Income tax expense was $24.3 million for the first three months of 2017 and $27.0 million for the first three months of 2016. The effective tax rate was 27.5% for the three months of 2017 and 30.4% for the three months of 2016. The decrease in the effective income tax rate resulted in lower income tax expense of $2.5 million, with the remainder of the change in income tax expense due to slightly lower income before income tax expense.
The effective tax rates for both periods included the benefit of income in foreign jurisdictions with lower tax rates than the United States tax rate, as well as a benefit from the U.S. domestic manufacturing tax deduction. During the 2017 period, a higher percentage of our income before income taxes resulted from operations in foreign locations than during the 2016 period, but was partially offset by a lower domestic manufacturing deduction for 2017.

Cash Flows, Financial Condition, and Liquidity
Cash and cash equivalents at March 31, 2017 were $251.2 million, which was an increase of $59.1 million since December 31, 2016.
Cash and cash equivalents held by our foreign subsidiaries amounted to approximately $175.8 million at March 31, 2017 and $189.2 million at December 31, 2016. A significant amount, but not all, of these foreign cash balances are associated with earnings that we have asserted are indefinitely reinvested. We plan to use these indefinitely reinvested earnings to support growth outside of the United States through funding of operating expenses, R&D expenses, capital expenditures, and other cash needs of our foreign subsidiaries. Periodically, we repatriate cash from our foreign subsidiaries to the United States through intercompany dividends. These intercompany dividends are paid only by subsidiaries whose earnings we have not asserted are indefinitely reinvested or whose earnings qualify as previously taxed income, as defined by the United States Internal Revenue Code. If circumstances were to change that would cause these indefinitely reinvested earnings to be repatriated, an incremental U.S. tax liability would be incurred. As part of our foreign subsidiary repatriation activities, we received cash dividends of $0.2 million for the three months ended March 31, 2016. We received no cash dividends from our foreign subsidiaries for the three months ended March 31, 2017. The amount of cash that we repatriate from foreign subsidiaries in any given year is dependent upon many factors including utilization of available cash in the foreign locations for working capital, capital investments, and other needs.
We expect that cash from operations, together with borrowing available under our revolving credit facility, will continue to be sufficient to cover our operating needs and planned capital expenditures for at least the next twelve months.
Cash Flows – Operating Activities
Cash flows provided from operating activities for the first three months of 2017 were $34.2 million, which included a decrease of $39.8 million from higher working capital requirements. The $39.8 million excluded a favorable foreign currency impact to the components of working capital on the balance sheet.
Other than the increase in cash and cash equivalents, the most significant changes in working capital resulted from an increase in accounts receivable and inventories along with a decrease in accrued expenses, which were offset by an increase in accounts payable. The higher accounts receivable balance was primarily due to higher sales levels in most regions when comparing the first quarter of 2017 with the fourth quarter of 2016. Most of the increase in inventory was in the EMEAI region and resulted from increase in demand, timing of shipments, and replenishment of certain raw materials from levels at the end of 2016. The increase in accounts payable was due to timing of payments, while the decrease in accrued expenses resulted from normal payments for customer-related costs.
Including cash and cash equivalents, as well as the impact of foreign currency on the balance sheet, we had total working capital of $649.3 million at March 31, 2017 and $542.3 million at December 31, 2016. The current ratio was 3.22 to 1 at March 31, 2017 and 2.84 to 1 at December 31, 2016.
Cash Flows – Investing Activities
Cash used in investing activities was $48.3 million during the first three months of 2017 and included $46.3 million for capital expenditures. We expect that our total capital spending during 2017 will exceed the $143 million incurred in 2016, including anticipated spending on phase two of the new manufacturing facility in Singapore, and several improvements to our manufacturing and R&D infrastructure around the world. We expect to continue to finance capital spending through cash on hand and cash provided from operations, together with borrowing available under our $650 million revolving credit facility.

Cash Flows – Financing Activities
Cash provided from financing activities during the first three months of 2017 amounted to $71.8 million. The issuance of our 3.78% senior notes resulted in an inflow of $250 million which was mainly used to pay off $156 million on the revolving credit facility and to pay dividends of $20.7 million. Our long-term debt of $601.4 million at March 31, 2017, increased approximately $94.1 million since December 31, 2016, primarily due to the issuance of the 3.78% senior notes.
Debt
At March 31, 2017, in addition to the revolving credit facility and the 3.78% senior notes discussed below, we had outstanding senior notes in the aggregate principal amount of $350 million that bear interest at a fixed rate of 4.10% and are due in 2022. These senior notes are registered under the Securities Act.
On January 4, 2017, we issued $250 million in senior unsecured notes in a private placement with The Prudential Insurance Company of America and certain other purchasers. These notes bear interest at 3.78% and mature on January 4, 2029. Interest is payable semiannually and principal payments of $50 million are payable annually beginning on January 4, 2025. We have the right to make optional prepayments on the notes at any time, subject to certain limitations.
Revolving Credit Facility – At March 31, 2017, we had a $650 million revolving credit facility, with a $100 million sublimit for multicurrency borrowings, a $75 million sublimit for letters of credit, and a $20 million sublimit for swingline loans. The credit agreement includes an expansion feature, which allows us, subject to certain conditions, to request an increase to the aggregate amount of the revolving credit facility or obtain incremental term loans in an amount up to $150 million. In addition, provisions allow certain of our foreign subsidiaries to borrow under the agreement. Borrowings bear interest at variable rates. The revolving credit facility matures on October 28, 2019.
The following table provides information related to the unused portion of our revolving credit facility:

(in millions)	March 31, 2017	December 31, 2016
Maximum borrowing capacity under the revolving credit facility	$650.0	$650.0
Outstanding borrowings under the revolving credit facility	0.0	156.0
Outstanding letters of credit	3.5	3.5
Unused portion of revolving credit facility	$646.5	$490.5

The 4.10% senior notes, 3.78% senior notes, and the revolving credit facility contain covenants, representations, and events of default that management considers typical of credit arrangements of this nature. The covenants under the 3.78% senior notes include negative covenants, certain financial covenants, and events of default which are substantially similar to the covenants and events of default in our revolving credit facility.

The more restrictive and significant financial covenants under the revolving credit facility include:
•A consolidated Leverage Ratio (as defined in the credit agreement) of no more than 3.50 to 1.00; and
•A consolidated Interest Coverage Ratio (as defined in the credit agreement) of no less than 3.00 to 1.00, calculated on a rolling four quarter basis.
At March 31, 2017, the Leverage Ratio was 1.50 and the Interest Coverage Ratio was 19.75 under the revolving credit facility, while at December 31, 2016 the Leverage Ratio was 1.28 and the Interest Coverage Ratio was 21.45. We were in compliance with all covenants under the revolving credit facility and the 4.1% senior notes at March 31, 2017 and December 31, 2016. We were in compliance with all covenants under the 3.78% senior notes at March 31, 2017.
As a percentage of total capitalization (total long-term debt and shareholders’ equity), our total long-term debt percentage increased from 51.2% at December 31, 2016 to 53.1% at March 31, 2017. The change in the percentage was primarily the result of the increase in long-term debt partially offset by the increase in shareholders' equity. The change in shareholders’ equity reflects our earnings and impact of the foreign currency translation adjustment offset by the impact of dividend payments. Normally, we repay any outstanding long-term debt with cash from operations or refinancing activities.

Critical Accounting Policies and Estimates
This Form 10-Q and our 2016 Annual Report include discussions of our accounting policies, as well as methods and estimates used in the preparation of our financial statements. We also provided a discussion of Critical Accounting Policies and Estimates in our 2016 Annual Report.
There have been no significant changes in our critical accounting policies and estimates from those reported in our 2016 Annual Report.

Recent Accounting Pronouncements
For a full discussion of the significant recent accounting pronouncements which may impact our financial statements, see Note 10.

Outlook
We are pleased with the overall performance of our business through the first three months of 2017. Our stated goal is to provide a 10% return per year for our shareholders over any five year period (defined by earnings per share growth plus dividends), although we may not necessarily achieve a 10% return each year. We continue to have confidence in our customer-focused strategy and approach to the market. We believe the fundamentals of how we run our business - a long-term view, safety-first culture, customer-focused solutions, technology-driven product offerings, and world-class supply chain capability - will continue to be beneficial for all of our stakeholders.
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
We have made significant investments to expand our capabilities around the world over the last few years, which are continuing in 2017. These investments have been and will continue to be in organizational talent, technology development and processes, and global infrastructure, consisting of technical centers, production capability, and geographic expansion. We intend to utilize these new capabilities to improve our ability to deliver the solutions that our customers value and to expand our global reach and improve profits. We will continue to invest in our capabilities to provide even better service, technology, and customer solutions.
We announced our intent to acquire Aditivos Mexicanos S.A. de C.V. which is a petroleum additives manufacturing, sales and distribution company based in Mexico City, Mexico. We expect to close the transaction in the first half of 2017, pending a regulatory review in Mexico. In addition, construction continues on phase two of our manufacturing facility in Singapore, which is expected to be completed in the second half of 2017 and will more than double our investment there.
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

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk
At March 31, 2017, there were no material changes in our market risk from the information provided in the 2016 Annual Report.

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
Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the Exchange Act), we carried out an evaluation, with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the quarter ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

NEWMARKET CORPORATION
(Registrant)

Date: April 27, 2017	By: /s/ Brian D. Paliotti
Brian D. Paliotti
Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: April 27, 2017	By: /s/ William J. Skrobacz
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