Form 10-Q
period 2017-06-30
NEWMARKET CORP
filed 2017-08-03
CIK 1282637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Yes  ☐ No  ☒
Number of shares of common stock, without par value, outstanding as of July 31, 2017: 11,853,162

NEWMARKET CORPORATION

INDEX

PART I.     FINANCIAL INFORMATION
ITEM 1.     Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(in thousands, except per-share amounts)	Second Quarter Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	$547,188	$521,807	$1,090,006	$1,031,734
Cost of goods sold	382,312	343,407	754,885	677,784
Gross profit	164,876	178,400	335,121	353,950
Selling, general, and administrative expenses	38,816	40,388	78,745	81,328
Research, development, and testing expenses	35,581	40,720	72,286	79,936
Operating profit	90,479	97,292	184,090	192,686
Interest and financing expenses, net	5,360	3,954	10,932	8,142
Other income (expense), net	171	(1,266)	365	(3,526)
Income before income tax expense	85,290	92,072	173,523	181,018
Income tax expense	22,562	27,683	46,858	54,698
Net income	$62,728	$64,389	$126,665	$126,320
Earnings per share - basic and diluted	$5.29	$5.43	$10.69	$10.65
Cash dividends declared per share	$1.75	$1.60	$3.50	$3.20

See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(in thousands)	Second Quarter Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$62,728	$64,389	$126,665	$126,320
Other comprehensive income (loss):
Pension plans and other postretirement benefits:
Amortization of prior service cost (credit) included in net periodic benefit cost, net of income tax expense (benefit) of $(296) in second quarter 2017, $(305) in second quarter 2016, $(592) in six months 2017 and $(610) in six months 2016	(474)	(490)	(948)	(979)
Amortization of actuarial net loss (gain) included in net periodic benefit cost, net of income tax expense (benefit) of $567 in second quarter 2017, $571 in second quarter 2016, $1,076 in six months 2017 and $1,141 in six months 2016	1,064	999	1,847	1,990
Total pension plans and other postretirement benefits	590	509	899	1,011
Foreign currency translation adjustments, net of income tax expense (benefit) of $(360) in second quarter 2017, $(65) in second quarter 2016, $(80) in six months 2017 and $1,600 in six months 2016	9,372	(5,560)	13,014	(10,323)
Other comprehensive income (loss)	9,962	(5,051)	13,913	(9,312)
Comprehensive income	$72,690	$59,338	$140,578	$117,008

See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share amounts)	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$278,035	$192,154
Trade and other accounts receivable, less allowance for doubtful accounts	332,372	306,916
Inventories:
Finished goods and work-in-process	296,593	254,068
Raw materials	49,336	45,581
Stores, supplies, and other	10,223	11,863
Total inventories	356,152	311,512
Prepaid expenses and other current assets	28,756	26,301
Total current assets	995,315	836,883
Property, plant, and equipment, at cost	1,352,487	1,264,957
Less accumulated depreciation and amortization	791,348	761,212
Net property, plant, and equipment	561,139	503,745
Prepaid pension cost	36,994	25,800
Deferred income taxes	23,284	29,063
Intangibles (net of amortization) and goodwill	10,217	10,436
Deferred charges and other assets	9,834	10,509
Total assets	$1,636,783	$1,416,436
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$157,531	$141,869
Accrued expenses	88,719	104,082
Dividends payable	19,125	17,478
Income taxes payable	12,969	17,573
Other current liabilities	12,138	13,588
Total current liabilities	290,482	294,590
Long-term debt	627,976	507,275
Other noncurrent liabilities	134,620	131,320
Total liabilities	1,053,078	933,185
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock and paid-in capital (without par value; authorized shares - 80,000,000; issued and outstanding shares - 11,852,512 at June 30, 2017 and 11,845,972 at December 31, 2016)	2,961	1,603
Accumulated other comprehensive loss	(168,597)	(182,510)
Retained earnings	749,341	664,158
Total shareholders' equity	583,705	483,251
Total liabilities and shareholders’ equity	$1,636,783	$1,416,436

See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in thousands, except share and per-share amounts)	Common Stock and Paid-in Capital		Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2015	11,948,446	$0	$(144,526)	$532,090	$387,564
Net income				126,320	126,320
Other comprehensive income (loss)			(9,312)		(9,312)
Cash dividends ($3.20 per share)				(37,917)	(37,917)
Repurchases of common stock	(98,867)	(252)		(35,563)	(35,815)
Stock-based compensation	(1,195)	1,361		13	1,374
Balance at June 30, 2016	11,848,384	$1,109	$(153,838)	$584,943	$432,214

Balance at December 31, 2016	11,845,972	$1,603	$(182,510)	$664,158	$483,251
Net income				126,665	126,665
Other comprehensive income (loss)			13,913		13,913
Cash dividends ($3.50 per share)				(41,484)	(41,484)
Stock-based compensation	6,540	1,358		2	1,360
Balance at June 30, 2017	11,852,512	$2,961	$(168,597)	$749,341	$583,705

See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands)	Six Months Ended June 30,
	2017	2016
Cash and cash equivalents at beginning of year	$192,154	$93,424
Cash flows from operating activities:
Net income	126,665	126,320
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	24,623	21,082
Noncash pension and postretirement expense	4,055	6,111
Deferred income tax expense	8,116	4,596
Unrealized loss on derivative instruments, net	0	3,051
Working capital changes	(51,376)	29,965
Cash pension and postretirement contributions	(12,936)	(13,058)
Realized loss on derivative instruments, net	0	2,330
Other, net	(6,530)	7,584
Cash provided from (used in) operating activities	92,617	187,981
Cash flows from investing activities:
Capital expenditures	(85,211)	(64,289)
Deposits for interest rate swap	0	(7,211)
Return of deposits for interest rate swap	0	3,760
Other, net	(2,000)	(2,330)
Cash provided from (used in) investing activities	(87,211)	(70,070)
Cash flows from financing activities:
Net (repayments) borrowings under revolving credit facility	(129,574)	25,000
Issuance of 3.78% senior notes	250,000	0
Dividends paid	(41,484)	(37,917)
Repurchases of common stock	0	(35,815)
Other, net	(1,456)	(3,073)
Cash provided from (used in) financing activities	77,486	(51,805)
Effect of foreign exchange on cash and cash equivalents	2,989	(1,394)
Increase in cash and cash equivalents	85,881	64,712
Cash and cash equivalents at end of period	$278,035	$158,136

Supplemental disclosure of non-cash transactions:
Non-cash additions to property, plant, and equipment	$8,579	$16,002
Non-cash obligation under capital lease	$0	$5,068

See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Financial Statement Presentation
In the opinion of management, the accompanying consolidated financial statements of NewMarket Corporation and its subsidiaries contain all necessary adjustments for the fair statement of, in all material respects, our consolidated financial position as of June 30, 2017 and December 31, 2016, our consolidated results of operations and comprehensive income for the second quarter and six months ended June 30, 2017 and June 30, 2016, and our changes in shareholders' equity, and cash flows for the six months ended June 30, 2017 and June 30, 2016. All adjustments are of a normal, recurring nature, unless otherwise disclosed. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the NewMarket Corporation Annual Report on Form 10-K for the year ended December 31, 2016 (2016 Annual Report), as filed with the Securities and Exchange Commission (SEC). The results of operations for the six month period ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year ending December 31, 2017. The December 31, 2016 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
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

Net Sales by Segment

	Second Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Petroleum additives
Lubricant additives	$453,377	$432,183	$897,338	$851,035
Fuel additives	90,776	83,929	186,848	171,220
Total	544,153	516,112	1,084,186	1,022,255
All other	3,035	5,695	5,820	9,479
Net sales	$547,188	$521,807	$1,090,006	$1,031,734

Segment Operating Profit

	Second Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Petroleum additives	$94,932	$102,531	$194,002	$202,920
All other	860	1,355	1,940	1,591
Segment operating profit	95,792	103,886	195,942	204,511
Corporate, general, and administrative expenses	(5,003)	(6,136)	(11,672)	(11,406)
Interest and financing expenses, net	(5,360)	(3,954)	(10,932)	(8,142)
Other income (expense), net	(139)	(1,724)	185	(3,945)
Income before income tax expense	$85,290	$92,072	$173,523	$181,018

3.    Pension Plans and Other Postretirement Benefits
The table below shows cash contributions made during the six months ended June 30, 2017, as well as the remaining cash contributions we expect to make during the year ending December 31, 2017, for our domestic and foreign pension plans and domestic postretirement benefit plan.

(in thousands)	Actual Cash Contributions for Six Months Ended June 30, 2017	Expected Remaining Cash Contributions for Year Ending December 31, 2017
Domestic plans
Pension benefits	$9,651	$9,651
Postretirement benefits	643	643
Foreign plans
Pension benefits	2,642	2,672

The tables below present information on net periodic benefit cost (income) for our domestic and foreign pension plans and domestic postretirement benefit plan.

	Domestic
	Pension Benefits		Postretirement Benefits
	Second Quarter Ended June 30,
(in thousands)	2017	2016	2017	2016
Service cost	$3,379	$3,107	$187	$160
Interest cost	3,358	3,268	392	421
Expected return on plan assets	(6,502)	(5,753)	(308)	(319)
Amortization of prior service cost (credit)	6	(16)	(757)	(757)
Amortization of actuarial net (gain) loss	1,230	1,304	0	0
Net periodic benefit cost (income)	$1,471	$1,910	$(486)	$(495)

	Domestic
	Pension Benefits		Postretirement Benefits
	Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Service cost	$6,758	$6,214	$373	$321
Interest cost	6,718	6,534	786	841
Expected return on plan assets	(13,005)	(11,506)	(617)	(637)
Amortization of prior service cost (credit)	13	(32)	(1,514)	(1,514)
Amortization of actuarial net (gain) loss	2,459	2,607	0	0
Net periodic benefit cost (income)	$2,943	$3,817	$(972)	$(989)

	Foreign
	Pension Benefits
	Second Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Service cost	$1,882	$1,877	$3,703	$3,720
Interest cost	1,047	1,294	2,065	2,568
Expected return on plan assets	(2,078)	(1,760)	(4,102)	(3,491)
Amortization of prior service cost (credit)	(19)	(22)	(38)	(44)
Amortization of actuarial net (gain) loss	231	268	456	530
Net periodic benefit cost (income)	$1,063	$1,657	$2,084	$3,283

4.    Earnings Per Share
We had 23,670 shares of nonvested restricted stock at June 30, 2017 and 25,255 shares of nonvested restricted stock at June 30, 2016 that were excluded from the calculation of diluted earnings per share, as their effect on earnings per share would be anti-dilutive.
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

	Second Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per-share amounts)	2017	2016	2017	2016
Earnings per share numerator:
Net income attributable to common shareholders before allocation of earnings to participating securities	$62,728	$64,389	$126,665	$126,320
Earnings allocated to participating securities	125	134	252	265
Net income attributable to common shareholders after allocation of earnings to participating securities	$62,603	$64,255	$126,413	$126,055
Earnings per share denominator:
Weighted-average number of shares of common stock outstanding - basic and diluted	11,829	11,823	11,829	11,831
Earnings per share - basic and diluted	$5.29	$5.43	$10.69	$10.65

5.    Intangibles (Net of Amortization) and Goodwill

The net carrying amount of intangibles and goodwill was $10 million at June 30, 2017 and December 31, 2016. The gross carrying amount and accumulated amortization of each type of intangible asset and goodwill are presented in the table below.

	June 30, 2017		December 31, 2016
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Formulas and technology	$2,719	$2,074	$2,678	$1,958
Contracts	2,000	100	2,000	0
Customer bases	6,953	4,110	6,938	3,961
Trademarks and trade names	1,525	1,140	1,513	1,069
Goodwill	4,444		4,295
	$17,641	$7,424	$17,424	$6,988

All of the intangibles relate to the petroleum additives segment. The change in the gross carrying amount between December 31, 2016 and June 30, 2017 is due to foreign currency fluctuations. There is no accumulated goodwill impairment.
Amortization expense was (in thousands):

Second quarter ended June 30, 2017	$218
Six months ended June 30, 2017	436
Second quarter ended June 30, 2016	301
Six months ended June 30, 2016	1,354

Estimated amortization expense for the remainder of 2017, as well as estimated annual amortization expense related to our intangible assets for the next five years, is expected to be (in thousands):

2017	$428
2018	834
2019	813
2020	504
2021	440
2022	440

We amortize contracts over 10 years; customer bases over 20 years; formulas and technology over 10 years; and trademarks and trade names over 10 years.

6.    Long-term Debt

(in thousands)	June 30, 2017	December 31, 2016
Senior notes - 4.10% due 2022 (net of related deferred financing costs)	$346,798	$346,505
Senior notes - 3.78% due 2029	250,000	0
Revolving credit facility	26,426	156,000
Capital lease obligation	4,752	4,770
	$627,976	$507,275
The outstanding 4.10% senior notes have an aggregate principal amount of $350 million and are registered under the Securities Act of 1933, as amended (Securities Act).
On January 4, 2017, we issued $250 million in senior unsecured notes in a private placement with The Prudential Insurance Company of America and certain other purchasers. These notes bear interest at 3.78% and mature on January 4, 2029. Interest is payable semiannually and principal payments of $50 million are payable annually beginning on January 4, 2025. We have the right to make optional prepayments on the notes at any time, subject to certain limitations. The note purchase agreement contains representations, warranties, terms and conditions customary for transactions of this type. These include negative covenants, certain financial covenants, and events of default which are substantially similar to the covenants and events of default in our revolving credit facility. The proceeds from the 3.78% senior notes were used in part to pay off the outstanding amount on our revolving credit facility.
The capital lease obligation in the table above is related to the Singapore manufacturing facility.
The following table provides information related to the unused portion of our revolving credit facility:

(in thousands)	June 30, 2017	December 31, 2016
Maximum borrowing capacity under the revolving credit facility	$650,000	$650,000
Outstanding borrowings under the revolving credit facility	26,426	156,000
Outstanding letters of credit	3,535	3,483
Unused portion of revolving credit facility	$620,039	$490,517

The average interest rate for borrowings under our revolving credit facility was 2.0% during the first six months of 2017 and 1.9% during the full year of 2016.
We were in compliance with all covenants under our debt agreements at June 30, 2017 and at December 31, 2016, as applicable.

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
Environmental
We are involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination, disposal of hazardous waste, and other environmental matters at several of our current or former facilities, or at third-party sites where we have been designated as a potentially responsible party (PRP). While we believe we are currently adequately accrued for known environmental issues, it is possible that unexpected future costs could have a significant impact on our financial position, results of operations, and cash flows. Our total accruals for environmental remediation, dismantling, and decontamination were approximately $15 million at June 30, 2017 and $16 million at December 31, 2016. Of the total accrual, the current portion is included in accrued expenses and the noncurrent portion is included in other noncurrent liabilities on the Condensed Consolidated Balance Sheets.
Our more significant environmental sites include a former TEL plant site in Louisiana (the Louisiana site) and a Houston, Texas plant site (the Texas site). Together, the amounts accrued on a discounted basis related to these sites represented approximately $9 million of the total accrual above at June 30, 2017 and $10 million of the total accrual above at December 31, 2016, using discount rates ranging from 4% to 9% for both periods. The aggregate undiscounted amount for these sites was $12 million at June 30, 2017 and $13 million at December 31, 2016. Of the total accrued for these two sites, the amount related to remediation of groundwater and soil for the Louisiana site was $4 million at both June 30, 2017 and December 31, 2016. The amount related to remediation of groundwater and soil for the Texas site was $5 million at both June 30, 2017 and December 31, 2016.
In 2000, the EPA named us as a PRP under Superfund law for the clean-up of soil and groundwater contamination at the five grouped disposal sites known as "Sauget Area 2 Sites" in Sauget, Illinois. Without admitting any fact, responsibility, fault, or liability in connection with this site, we are participating with other PRPs in site investigations and feasibility studies. In December 2013, the EPA issued its Record of Decision confirming its remedies for the selected Sauget Area 2 Sites. We have accrued our estimated proportional share of the remedial costs and expenses addressed in the Record of Decision. We do not believe there is any additional information available as a basis for revision of the liability that we have established at June 30, 2017. The amount accrued for this site is not material.

8.    Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
The balances of, and changes in, the components of accumulated other comprehensive loss, net of tax, consist of the following:

(in thousands)	Pension Plans and Other Postretirement Benefits	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2015	$(69,798)	$(74,728)	$(144,526)
Other comprehensive income (loss) before reclassifications	0	(10,323)	(10,323)
Amounts reclassified from accumulated other comprehensive loss (a)	1,011	0	1,011
Other comprehensive income (loss)	1,011	(10,323)	(9,312)
Balance at June 30, 2016	$(68,787)	$(85,051)	$(153,838)

Balance at December 31, 2016	$(76,187)	$(106,323)	$(182,510)
Other comprehensive income (loss) before reclassifications	0	13,014	13,014
Amounts reclassified from accumulated other comprehensive loss (a)	899	0	899
Other comprehensive income (loss)	899	13,014	13,913
Balance at June 30, 2017	$(75,288)	$(93,309)	$(168,597)

(a) The pension plan and other postretirement benefit components of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (income). See Note 3 in this Form 10-Q and Note 17 in our 2016 Annual Report for further information.

9.    Fair Value Measurements
The carrying amount in the Condensed Consolidated Balance Sheets and the fair value of cash and cash equivalents were $278 million at June 30, 2017 and $192 million at December 31, 2016. The fair value is categorized in Level 1 of the fair value hierarchy. No material events occurred during the six months ended June 30, 2017 requiring adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.
Long-term debt – We record the carrying amount of our long-term debt related to the 4.10% senior notes at historical cost, less deferred financing costs. We record the carrying amount of our long-term debt related to the 3.78% senior notes at historical cost. The estimated fair value of our long-term debt is shown in the table below and is based primarily on estimated current rates available to us for debt of the same remaining duration and adjusted for nonperformance risk and credit risk. The estimated fair value of our publicly-traded 4.10% senior notes included in long-term debt in the table below is also based on the last quoted price closest to June 30, 2017. The fair value of our debt instruments are categorized as Level 2.

	June 30, 2017		December 31, 2016
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (excluding capital lease obligation)	$623,224	$640,815	$502,505	$507,925

10.    Recent Accounting Pronouncements
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09). ASU 2014-09 replaces the previous guidance and clarifies the principles for revenue recognition. It requires a five-step process for revenue recognition that represents the transfer of goods or services to customers in an amount that reflects the consideration expected to be received by a company. ASU 2014-09 also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers. ASU 2014-09 is effective for our reporting period beginning January 1, 2018. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We currently anticipate adopting the standard as a cumulative-effect adjustment. We expect to continue the evaluation, analysis, and documentation of our adoption of ASU 2014-09 (including those subsequently issued updates that clarify the provisions), throughout most of this year as we work towards implementation and finalize the impact the adoption will have on our consolidated financial statements.

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
In March 2017, the FASB issued ASU No. 2017-07, "Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" (ASU 2017-07), which requires that an employer report the service cost component of net benefit cost in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement outside of operating profit. ASU 2017-07 also allows only the service cost component to be eligible for capitalization in assets. There will be no change to net income as a result of ASU 2017-07, which is effective for our reporting period beginning January 1, 2018. Retrospective application is required for the income statement presentation and prospective application is required for the capitalization of the service cost component in assets. The adoption of ASU 2017-07 will result in a change within operating profit with a corresponding change in other income (expense), net to reflect the impact of presenting all components of net benefit cost, except for service cost, outside of operating income. See Note 3 for the components of our net benefit costs. We do not expect a material impact to our consolidated balance sheets or consolidated statements of cash flows.

11.    Subsequent Events

On July 3, 2017, Afton Chemical de Mexico, S.A. de C.V., an indirect, wholly-owned subsidiary of NewMarket Corporation, acquired approximately 99.5% of the outstanding capital stock of Aditivos Mexicanos, S.A. de C.V. (AMSA), a petroleum additives manufacturing, sales and distribution company based in Mexico City, Mexico.
We are performing a valuation of the acquired business, as well as finalizing the working capital statement and related final purchase price. We expect both to be completed during the third quarter of 2017, and we do not expect the purchase price to be significantly different from the $185 million cash paid.

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
Factors that could cause actual results to differ materially from expectations include, but are not limited to, the availability of raw materials and distribution systems; disruptions at manufacturing facilities, including single-sourced facilities; the ability to respond effectively to technological changes in our industry; failure to protect our intellectual property rights; failure to attract and retain a highly-qualified workforce; hazards common to chemical businesses; competition from other manufacturers; sudden or sharp raw material price increases; the gain or loss of significant customers; the occurrence or threat of extraordinary events, including natural disasters and terrorist attacks; risks related to operating outside of the United States; the impact of fluctuations in foreign exchange rates; an information technology system failure or security breach; political, economic, and regulatory factors concerning our products; future governmental regulation; resolution of environmental liabilities or legal proceedings; our inability to realize expected benefits from investment in our infrastructure or from recent or future acquisitions or our inability to successfully integrate recent or future acquisitions into our business; and other factors detailed from time to time in the reports that NewMarket files with the SEC, including the risk factors in Item 1A. “Risk Factors” of our 2016 Annual Report, which is available to shareholders upon request.
You should keep in mind that any forward-looking statement made by us in this report or elsewhere speaks only as of the date on which such forward-looking statement is made. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. We have no duty to, and do not intend to, update or revise the forward-looking statements in this discussion after the date hereof, except as may be required by law. In light of these risks and uncertainties, you should keep in mind that the events described in any forward-looking statement made in this report or elsewhere, might not occur.

Overview
When comparing the results of the petroleum additives segment for the first six months of 2017 with the first six months of 2016, net sales increased 6.1% primarily due to increased shipment volumes, partially offset by lower selling prices. Petroleum additives operating profit was 4.4% lower for the first six months of 2017 as compared to the first six months of 2016, but the operating profit margin remained strong at 17.9%.
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
On July 3, 2017, we completed our acquisition of Aditivos Mexicanos S.A. de C.V., a petroleum additives manufacturing, sales and distribution company based in Mexico City, Mexico. The acquisition complements and expands our existing presence in the Latin America region, and also improves our supply capabilities to better serve our customers.

Results of Operations
Net Sales
Consolidated net sales for the second quarter of 2017 totaled $547.2 million, representing an increase of 4.9% from the second quarter of 2016 of $521.8 million. Consolidated net sales for the first six months of 2017 were $1.1 billion which was an increase of 5.7% from the first six months of 2016 of $1.0 billion. The following table shows net sales by segment and product line.

	Second Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Petroleum additives
Lubricant additives	$453.4	$432.2	$897.3	$851.0
Fuel additives	90.8	83.9	186.9	171.2
Total	544.2	516.1	1,084.2	1,022.2
All other	3.0	5.7	5.8	9.5
Net sales	$547.2	$521.8	$1,090.0	$1,031.7

Petroleum Additives Segment
The regions in which we operate include North America (the United States and Canada), Latin America (Mexico, Central America, and South America), Asia Pacific, and the Europe/Middle East/Africa/India (EMEAI) region. While there is some fluctuation, the percentage of net sales generated in the regions remained fairly consistent when comparing the first six months of 2017 with the same period in 2016, as well as with the full year in 2016.
Petroleum additives net sales for the second quarter of 2017 were $544.2 million compared to $516.1 million for the second quarter of 2016, an increase of 5.4%. The increase was predominantly in the Asia Pacific region, with a small increase in the EMEAI region. The North America and Latin America regions experienced small decreases during the second quarter of 2017 compared to the second quarter of 2016. Petroleum additives net sales for the first six months of 2017 were $1.1 billion compared to $1.0 billion for the first six months of 2016, an increase of 6.1%. Similar to the second quarter results, the increase between the 2017 and 2016 six month periods was predominantly in the Asia Pacific and EMEAI regions with small decreases in North America and Latin America.
The following table details the approximate components of the increase in petroleum additives net sales between the second quarter and first six months of 2017 and 2016.

(in millions)	Second Quarter	Six Months
Period ended June 30, 2016	$516.1	$1,022.2
Lubricant additives shipments	35.9	84.3
Fuel additives shipments	5.0	14.7
Selling prices	(8.2)	(28.7)
Foreign currency impact, net	(4.6)	(8.3)
Period ended June 30, 2017	$544.2	$1,084.2
When comparing both the second quarter periods and the six month periods, higher volumes shipped was the predominant factor resulting in the increase in petroleum additives net sales, with both unfavorable selling prices and foreign currency partially offsetting the favorable impact from shipments. The U.S. Dollar strengthened against most of the major currencies in which we transact, with most of the impact on net sales resulting from the change in the Euro and the Chinese Renminbi for both the second quarter and six month periods of 2017.
The volume of product shipments for petroleum additives on a worldwide basis increased approximately 6.4% when comparing the two second quarter periods and 10.1% when comparing the first six months of 2017 with the same period in 2016. For both the second quarter and six month comparative periods, shipments of both lubricant additives and fuel additives products increased. Lubricant additives product shipments for both the second quarter and six month comparative periods increased across all regions except for North America, which experienced small decreases when compared to levels in the second quarter and first six months of 2016. The increase in the volume of product shipments in fuel additives for the second quarter comparative periods was predominantly in the EMEAI region. The increase in fuel additives product shipments for the six month comparative periods was also predominantly in the EMEAI region, with a small increase also in the North America region. The Latin America region experienced a small decrease during the six month comparative periods, while the Asia Pacific region was substantially unchanged when comparing the six month periods.

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
The following table reports segment operating profit for the second quarter and six months ended June 30, 2017 and June 30, 2016.

	Second Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Petroleum additives	$94.9	$102.5	$194.0	$202.9
All other	$0.9	$1.4	$1.9	$1.6

Petroleum Additives Segment
The petroleum additives segment operating profit decreased $7.6 million when comparing the second quarter of 2017 to the second quarter of 2016 and $8.9 million when comparing the first six months of 2017 to the same period in 2016. Both comparative periods included the impact of the same factors that affected gross profit (see discussion below) including a small favorable currency impact when comparing the second quarter of 2017 with the second quarter of 2016, but a small unfavorable impact when comparing the first six months of 2017 with the first six months of 2016. The operating profit margin was 17.4% for the second quarter of 2017 as compared to 19.9% for the second quarter of 2016 and was 17.9% for the first six months of 2017 as compared to 19.9% for the first six months of 2016. For the rolling four quarters ended June 30, 2017, the operating profit margin for petroleum additives was 17.9%, which is in line with our expectations for the performance of our business over the long-term. While operating profit margins will fluctuate from quarter to quarter due to multiple factors, we do not operate our business differently from quarter to quarter. We believe the fundamentals of our business and industry are unchanged. Our continued focus is on developing and delivering innovative, technology-driven solutions to our customers.
Petroleum additives gross profit decreased $13.2 million when comparing the two second quarter periods and $19.3 million when comparing the first six months of 2017 and 2016. Cost of goods sold as a percentage of net sales was 69.9% for the second quarter of 2017, up from 65.7% for the second quarter of 2016 and 69.4% for the first six months of 2017, up from 65.6% for the first six months of 2016.
When comparing both the second quarters and first six months of 2017 and 2016, the primary factors in the decrease in gross profit resulted from unfavorable raw material costs and selling prices, which contributed over 100% of the change. These unfavorable factors were partially offset by increases in product shipments (as discussed in the Net Sales section above), as well as a small improvement in conversion cost. The sales price variance for the comparative periods included the impact from foreign currency rate fluctuations as discussed in the Net Sales section above.
Petroleum additives selling, general, and administrative expenses (SG&A) for the second quarter of 2017 were $0.4 million, or 1.2% lower as compared to the second quarter of 2016, and $2.8 million, or 4.0%, lower for the first six months of 2017 as compared to the first six months of 2016. SG&A as a percentage of net sales was 6.1% for the second quarter of 2017, 6.5% for the second quarter of 2016, 6.1% for the first six months of 2017, and 6.7% for the first six months of 2016. Our SG&A costs are primarily personnel-related and include salaries, benefits, and other costs associated with our workforce. There were no significant changes in the drivers of these costs when comparing the periods.

Our investment in petroleum additives research, development, and testing (R&D) for the second quarter of 2017 decreased $5.1 million from the second quarter of 2016. The first six months of 2017 decreased $7.7 million from the first six months of 2016. The decrease for both comparative periods was reflected in both the lubricant additives and fuel additives product lines. As a percentage of net sales, R&D was 6.5% for the second quarter 2017, 7.9% for the second quarter 2016, 6.7% for the first six months of 2017, and 7.8% for the first six months of 2016. Our R&D investments reflect our efforts to support the development of solutions that meet our customers' needs, as well as new and evolving standards, and to support our expansion into new product areas. Our approach to R&D investment, as it is with SG&A, is one of purposeful spending on programs to support our current product base and to ensure that we develop products to support our customers' programs in the future. R&D investments include personnel-related costs, as well as internal and external testing of our products.

The following discussion references the Consolidated Financial Statements beginning on page 4 of this Quarterly Report on Form 10-Q.

Interest and Financing Expenses
Interest and financing expenses were $5.4 million for the second quarter of 2017, $4.0 million for the second quarter of 2016, $10.9 million for the first six months of 2017, and $8.1 million for the first six months of 2016. The increase in interest and financing expenses between both the second quarter and the six month periods of 2017 and 2016 resulted from a higher average interest rate, as well as higher average debt.

Other Income (Expense), Net
Other income (expense), net was income of $0.2 million for the second quarter of 2017, expense of $1.3 million for the second quarter of 2016, income of $0.4 million for the first six months of 2017, and expense of $3.5 million for the first six months of 2016. The amount for the two 2016 periods included the impact from a derivative instrument representing an interest rate swap recorded at fair value through earnings.

Income Tax Expense
Income tax expense was $22.6 million for the second quarter of 2017 and $27.7 million for the second quarter of 2016. The effective tax rate was 26.5% for the second quarter of 2017 and 30.1% for the second quarter of 2016. Income tax expense decreased $3.1 million due to the lower effective tax rate, while the decrease in income before income tax expense resulted in the remaining decrease in income tax expense.
Income tax expense was $46.9 million for the first six months of 2017 and $54.7 million for the first six months of 2016. The effective tax rate was 27.0% for the first six months of 2017 and 30.2% for the first six months of 2016. Income tax expense decreased $5.6 million due to the lower effective tax rate, with the remainder of the change due to lower income before income tax expense.
The effective tax rates for both the second quarter and six month comparative periods included the benefit of income in foreign jurisdictions with lower tax rates than the United States tax rate. During the 2017 periods, a higher percentage of our income before income taxes resulted from operations in foreign locations than during the 2016 periods.

Cash Flows, Financial Condition, and Liquidity
Cash and cash equivalents at June 30, 2017 were $278.0 million, which was an increase of $85.9 million since December 31, 2016.
Cash and cash equivalents held by our foreign subsidiaries amounted to $263.8 million at June 30, 2017 and $189.2 million at December 31, 2016. A significant amount, but not all, of these foreign cash balances are associated with earnings that we have asserted are indefinitely reinvested. We plan to use these indefinitely reinvested earnings to support growth outside of the United States through funding of operating expenses, capital expenditures, and other cash needs of our foreign subsidiaries. Periodically, we repatriate cash from our foreign subsidiaries to the United States through intercompany dividends. These intercompany dividends are paid only by subsidiaries whose earnings we have not asserted are indefinitely reinvested or whose earnings qualify as previously taxed income, as defined by the United States Internal Revenue Code. If circumstances were to change that would cause these indefinitely reinvested earnings to be repatriated, an incremental U.S. tax liability would be incurred. Dividends received from foreign subsidiaries during the six months ended June 30, 2017 and June 30, 2016 were not material. The amount of cash that we repatriate from foreign subsidiaries in any given year is dependent upon many factors including utilization of available cash in the foreign locations for working capital, capital investments, and other needs.
We expect that cash from operations, together with borrowing available under our revolving credit facility, will continue to be sufficient to cover our operating needs and planned capital expenditures for at least the next twelve months.

Cash Flows – Operating Activities
Cash flows provided from operating activities for the first six months of 2017 were $92.6 million, which included a decrease of $51.4 million from higher working capital requirements. The $51.4 million excluded a favorable foreign currency impact to the components of working capital on the balance sheet.
Other than the increase in cash and cash equivalents, the most significant changes in working capital resulted from an increase in accounts receivable and inventories along with a decrease in accrued expenses, which were partially offset by an increase in accounts payable. The higher accounts receivable balance was primarily due to higher sales levels in most regions when comparing the second quarter of 2017 with the fourth quarter of 2016. Most of the increase in inventory was in the EMEAI region and resulted from increase in demand, timing of shipments, and replenishment of certain raw materials from levels at the end of 2016. The increase in accounts payable was due to timing of payments, while the decrease in accrued expenses resulted from lower capital project accruals.
Including cash and cash equivalents, as well as the impact of foreign currency on the balance sheet, we had total working capital of $704.8 million at June 30, 2017 and $542.3 million at December 31, 2016. The current ratio was 3.43 to 1 at June 30, 2017 and 2.84 to 1 at December 31, 2016.
Cash Flows – Investing Activities
Cash used in investing activities was $87.2 million during the first six months of 2017 and included $85.2 million for capital expenditures. We expect that our total capital spending during 2017 will exceed the $143 million incurred in 2016, including anticipated spending on phase two of the new manufacturing facility in Singapore, and several improvements to our manufacturing and R&D infrastructure around the world. We expect to continue to finance capital spending through cash on hand and cash provided from operations, together with borrowing available under our $650 million revolving credit facility.
Cash Flows – Financing Activities
Cash provided from financing activities during the first six months of 2017 amounted to $77.5 million. The issuance of our 3.78% senior notes (see discussion below) resulted in an inflow of $250 million. We paid off $129.6 million on the revolving credit facility and paid dividends of $41.5 million. Our long-term debt of $628.0 million at June 30, 2017 increased $120.7 million since December 31, 2016, primarily due to the issuance of the 3.78% senior notes.
Debt
At June 30, 2017, in addition to the revolving credit facility and the 3.78% senior notes discussed below, we had outstanding senior notes in the aggregate principal amount of $350 million that bear interest at a fixed rate of 4.10% and are due in 2022. These senior notes are registered under the Securities Act.
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
Revolving Credit Facility – At June 30, 2017, we had a $650 million revolving credit facility, with a $100 million sublimit for multicurrency borrowings, a $75 million sublimit for letters of credit, and a $20 million sublimit for swingline loans. The credit agreement includes an expansion feature, which allows us, subject to certain conditions, to request an increase to the aggregate amount of the revolving credit facility or obtain incremental term loans in an amount up to $150 million. In addition, provisions allow certain of our foreign subsidiaries to borrow under the agreement. Borrowings bear interest at variable rates. The revolving credit facility matures on October 28, 2019.
The unused portion of the revolving credit facility was $620.0 million at June 30, 2017 and $490.5 million at December 31, 2016. See Note 6 for additional information.

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

At June 30, 2017, the Leverage Ratio was 1.59 and the Interest Coverage Ratio was 17.98 under the revolving credit facility, while at December 31, 2016 the Leverage Ratio was 1.28 and the Interest Coverage Ratio was 21.45. We were in compliance with all covenants under the revolving credit facility and the 4.10% senior notes at June 30, 2017 and December 31, 2016. We were in compliance with all covenants under the 3.78% senior notes at June 30, 2017.
As a percentage of total capitalization (total long-term debt and shareholders’ equity), our total long-term debt percentage increased from 51.2% at December 31, 2016 to 51.8% at June 30, 2017. The change in the percentage was primarily the result of the increase in long-term debt partially offset by the increase in shareholders' equity. The change in shareholders’ equity reflects our earnings and impact of the foreign currency translation adjustment offset by the impact of dividend payments. Normally, we repay any outstanding long-term debt with cash from operations or refinancing activities.

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

Outlook
We are pleased with the overall performance of our business through the first six months of 2017. Our stated goal is to provide a 10% return per year for our shareholders over any five year period (defined by earnings per share growth plus dividends), although we may not necessarily achieve a 10% return each year. We continue to have confidence in our customer-focused strategy and approach to the market. We believe the fundamentals of how we run our business - a long-term view, safety-first culture, customer-focused solutions, technology-driven product offerings, and world-class supply chain capability - will continue to be beneficial for all of our stakeholders.
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
On July 3, 2017, we completed our acquisition of Aditivos Mexicanos S.A. de C.V. which is a petroleum additives manufacturing, sales and distribution company based in Mexico City, Mexico. In addition, construction continues on phase two of our manufacturing facility in Singapore, which is expected to be completed in the second half of 2017 and will more than double our investment there.
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

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk
At June 30, 2017, there were no material changes in our market risk from the information provided in the 2016 Annual Report.

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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the quarter ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.     Exhibits

Exhibit 2.1
First Amendment to Share Sale Agreement, dated as of June 30, 2017, by and among Afton Chemical de Mexico, S.A. de C.V., Chevron Oronite Company LLC, the individual Local Sellers referred to therein, the Local Sellers' Representative referred to therein, Aditivos Mexicanos, S.A. de C.V., NewMarket Corporation, as Buyer Guarantor, and Afton Chemical Corporation (incorporated by reference to Exhibit 2.1 to Form 8-K (File No. 1-32190) filed July 3, 2017)

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

NEWMARKET CORPORATION
(Registrant)

Date: August 3, 2017	By: /s/ Brian D. Paliotti
Brian D. Paliotti
Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: August 3, 2017	By: /s/ William J. Skrobacz
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