Form 10-Q
period 2017-09-30
NEWMARKET CORP
filed 2017-10-26
CIK 1282637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Yes  ☐ No  ☒
Number of shares of common stock, without par value, outstanding as of September 30, 2017: 11,853,107

NEWMARKET CORPORATION

INDEX

PART I.        FINANCIAL INFORMATION
ITEM 1.     Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(in thousands, except per-share amounts)	Third Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	$548,416	$516,090	$1,638,422	$1,547,824
Cost of goods sold	388,111	338,689	1,142,996	1,016,473
Gross profit	160,305	177,401	495,426	531,351
Selling, general, and administrative expenses	42,806	38,848	121,551	120,176
Research, development, and testing expenses	35,070	36,715	107,356	116,651
Operating profit	82,429	101,838	266,519	294,524
Interest and financing expenses, net	5,564	4,320	16,496	12,462
Other income (expense), net	112	698	477	(2,828)
Income before income tax expense	76,977	98,216	250,500	279,234
Income tax expense	17,205	26,767	64,063	81,465
Net income	$59,772	$71,449	$186,437	$197,769
Earnings per share - basic and diluted	$5.04	$6.03	$15.73	$16.68
Cash dividends declared per share	$1.75	$1.60	$5.25	$4.80

See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(in thousands)	Third Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$59,772	$71,449	$186,437	$197,769
Other comprehensive income (loss):
Pension plans and other postretirement benefits:
Prior service credit (cost) arising during the period, net of income tax expense (benefit) of $0 in third quarter and nine months 2017 and $(287) in third quarter and nine months 2016	0	(463)	0	(463)
Amortization of prior service cost (credit) included in net periodic benefit cost, net of income tax expense (benefit) of $(296) in third quarter 2017, $(232) in third quarter 2016, $(888) in nine months 2017 and $(842) in nine months 2016	(475)	(373)	(1,423)	(1,352)
Actuarial net gain (loss) arising during the period, net of income tax expense (benefit) of $(841) in third quarter and nine months 2017 and $(1,448) in third quarter and nine months 2016	(1,335)	(2,300)	(1,335)	(2,300)
Amortization of actuarial net loss (gain) included in net periodic benefit cost, net of income tax expense (benefit) of $487 in third quarter 2017, $578 in third quarter 2016, $1,563 in nine months 2017 and $1,719 in nine months 2016	845	1,002	2,692	2,992
Total pension plans and other postretirement benefits	(965)	(2,134)	(66)	(1,123)
Foreign currency translation adjustments, net of income tax expense (benefit) of $712 in third quarter 2017, $197 in third quarter 2016, $632 in nine months 2017 and $1,797 in nine months 2016	5,642	(6,599)	18,656	(16,922)
Other comprehensive income (loss)	4,677	(8,733)	18,590	(18,045)
Comprehensive income	$64,449	$62,716	$205,027	$179,724

See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share amounts)	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$104,996	$192,154
Trade and other accounts receivable, less allowance for doubtful accounts	325,216	306,916
Inventories:
Finished goods and work-in-process	311,817	254,068
Raw materials	59,994	45,581
Stores, supplies, and other	11,900	11,863
Total inventories	383,711	311,512
Prepaid expenses and other current assets	33,853	26,301
Total current assets	847,776	836,883
Property, plant, and equipment, at cost	1,444,885	1,264,957
Less accumulated depreciation and amortization	808,248	761,212
Net property, plant, and equipment	636,637	503,745
Prepaid pension cost	41,222	25,800
Deferred income taxes	21,102	29,063
Intangibles (net of amortization) and goodwill	147,094	10,436
Deferred charges and other assets	11,362	10,509
Total assets	$1,705,193	$1,416,436
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$158,683	$141,869
Accrued expenses	105,450	104,082
Dividends payable	19,129	17,478
Income taxes payable	18,336	17,573
Other current liabilities	7,832	13,588
Total current liabilities	309,430	294,590
Long-term debt	611,687	507,275
Other noncurrent liabilities	155,626	131,320
Total liabilities	1,076,743	933,185
Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock and paid-in capital (without par value; authorized shares - 80,000,000; issued and outstanding shares - 11,853,107 at September 30, 2017 and 11,845,972 at December 31, 2016)	3,999	1,603
Accumulated other comprehensive loss	(163,920)	(182,510)
Retained earnings	788,371	664,158
Total shareholders' equity	628,450	483,251
Total liabilities and shareholders’ equity	$1,705,193	$1,416,436

See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in thousands, except share and per-share amounts)	Common Stock and Paid-in Capital		Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2015	11,948,446	$0	$(144,526)	$532,090	$387,564
Net income				197,769	197,769
Other comprehensive income (loss)			(18,045)		(18,045)
Cash dividends ($4.80 per share)				(56,875)	(56,875)
Repurchases of common stock	(98,867)	(252)		(35,563)	(35,815)
Stock-based compensation	(925)	2,348		17	2,365
Balance at September 30, 2016	11,848,654	$2,096	$(162,571)	$637,438	$476,963

Balance at December 31, 2016	11,845,972	$1,603	$(182,510)	$664,158	$483,251
Net income				186,437	186,437
Other comprehensive income (loss)			18,590		18,590
Cash dividends ($5.25 per share)				(62,227)	(62,227)
Stock-based compensation	7,135	2,396		3	2,399
Balance at September 30, 2017	11,853,107	$3,999	$(163,920)	$788,371	$628,450

See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands)	Nine Months Ended September 30,
	2017	2016
Cash and cash equivalents at beginning of year	$192,154	$93,424
Cash flows from operating activities:
Net income	186,437	197,769
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	39,196	32,739
Noncash pension and postretirement expense	5,976	9,609
Deferred income tax expense	8,639	14,661
Working capital changes	(34,945)	890
Cash pension and postretirement contributions	(19,566)	(19,432)
Realized loss on derivative instruments, net	0	4,825
Other, net	(7,986)	18,429
Cash provided from (used in) operating activities	177,751	259,490
Cash flows from investing activities:
Capital expenditures	(120,973)	(101,706)
Acquisition of business (net of $1,131 cash acquired)	(183,930)	0
Deposits for interest rate swap	0	(7,570)
Return of deposits for interest rate swap	0	11,832
Other, net	(2,000)	(4,749)
Cash provided from (used in) investing activities	(306,903)	(102,193)
Cash flows from financing activities:
Net (repayments) borrowings under revolving credit facility	(146,000)	35,000
Issuance of 3.78% senior notes	250,000	0
Dividends paid	(62,227)	(56,875)
Repurchases of common stock	0	(35,815)
Other, net	(3,048)	(3,079)
Cash provided from (used in) financing activities	38,725	(60,769)
Effect of foreign exchange on cash and cash equivalents	3,269	(2,044)
(Decrease) increase in cash and cash equivalents	(87,158)	94,484
Cash and cash equivalents at end of period	$104,996	$187,908

Supplemental disclosure of non-cash transactions:
Release of deposit account funds to terminate interest rate swap	$0	$21,868
Non-cash additions to property, plant, and equipment	$6,443	$20,732
Non-cash obligation under capital lease	$0	$5,068

See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Financial Statement Presentation
In the opinion of management, the accompanying consolidated financial statements of NewMarket Corporation and its subsidiaries contain all necessary adjustments for the fair statement of, in all material respects, our consolidated financial position as of September 30, 2017 and December 31, 2016, our consolidated results of operations and comprehensive income for the third quarter and nine months ended September 30, 2017 and September 30, 2016, and our changes in shareholders' equity, and cash flows for the nine months ended September 30, 2017 and September 30, 2016. All adjustments are of a normal, recurring nature, unless otherwise disclosed. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the NewMarket Corporation Annual Report on Form 10-K for the year ended December 31, 2016 (2016 Annual Report), as filed with the Securities and Exchange Commission (SEC). The results of operations for the nine month period ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year ending December 31, 2017. The December 31, 2016 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
Unless the context otherwise indicates, all references to “we,” “us,” “our,” the “company,” and “NewMarket” are to NewMarket Corporation and its consolidated subsidiaries.
Non-cash additions to property, plant and equipment for the nine months ended September 30, 2016 were revised from $5 million to $21 million for comparative purposes in the supplemental disclosure of non-cash transactions for the nine months ended September 30, 2017. We have concluded that this change is not material to our consolidated financial statements and that it is appropriate to revise the amount.

2.    Acquisition of Business

On July 3, 2017, Afton Chemical de Mexico, S.A. de C.V., an indirect, wholly-owned subsidiary of NewMarket Corporation, acquired approximately 99.5% of the outstanding capital stock of Aditivos Mexicanos, S.A. de C.V. (AMSA) for $185 million in cash. AMSA is a petroleum additives manufacturing, sales and distribution company based in Mexico City, Mexico. The results of AMSA's operations have been included in our consolidated financial statements since the date of acquisition and are not material. The noncontrolling interest is also not material. The acquisition agreement included all physical assets of AMSA.

We have initiated a purchase price valuation to determine the fair values of the tangible and intangible assets acquired and liabilities assumed and the amount of goodwill to be recognized as of the acquisition date. The amounts recorded for certain assets and liabilities are preliminary and are subject to adjustment if additional information is obtained about facts that existed as of the acquisition date. The final determination of the fair values of certain assets and liabilities will be completed within the measurement period of up to one year from the acquisition date.

The preliminary purchase price valuation resulted in the recognition of $22 million of identifiable intangible assets, of which $13 million related to formulas and technology and $9 million related to a customer base. The identifiable intangible assets are being amortized over their useful lives of 5 years for formulas and technology and 4 years for the customer base. We also acquired property, plant, and equipment of $53 million and working capital of $17 million, including accounts receivable of $16 million and inventory of $7 million, as well as cash of $1 million. We acquired a liability related to future employee payments of $5 million and set up a deferred tax liability of $19 million.

As part of the acquisition, we recorded $115 million of goodwill. The goodwill recognized is attributable to expected synergies, including a secure supply source for certain raw materials, as well as the skilled assembled workforce of AMSA. All of the goodwill recognized is part of the petroleum additives segment, and none is deductible for Mexican tax purposes.

Pro forma results of operations are not presented as the acquisition was not considered material to our consolidated results.

3. Segment Information
The tables below show our consolidated segment results. The “All other” category includes the operations of the tetraethyl lead (TEL) business, as well as certain contracted manufacturing and services associated with Ethyl Corporation (Ethyl). The results of AMSA's operations are reflected in the petroleum additives segment. See Note 2 for further information on AMSA.

Net Sales by Segment

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Petroleum additives
Lubricant additives	$443,355	$420,412	$1,340,693	$1,271,447
Fuel additives	102,804	91,993	289,652	263,213
Total	546,159	512,405	1,630,345	1,534,660
All other	2,257	3,685	8,077	13,164
Net sales	$548,416	$516,090	$1,638,422	$1,547,824

Segment Operating Profit

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Petroleum additives	$87,933	$106,385	$281,935	$309,305
All other	1,141	373	3,081	1,964
Segment operating profit	89,074	106,758	285,016	311,269
Corporate, general, and administrative expenses	(6,612)	(4,990)	(18,284)	(16,396)
Interest and financing expenses, net	(5,564)	(4,320)	(16,496)	(12,462)
Other income (expense), net	79	768	264	(3,177)
Income before income tax expense	$76,977	$98,216	$250,500	$279,234

4.    Pension Plans and Other Postretirement Benefits
The table below shows cash contributions made during the nine months ended September 30, 2017, as well as the remaining cash contributions we expect to make during the year ending December 31, 2017, for our domestic and foreign pension plans and domestic postretirement benefit plan.

(in thousands)	Actual Cash Contributions for Nine Months Ended September 30, 2017	Expected Remaining Cash Contributions for Year Ending December 31, 2017
Domestic plans
Pension benefits	$14,473	$4,825
Postretirement benefits	931	311
Foreign plans
Pension benefits	4,162	1,417

The tables below present information on net periodic benefit cost (income) for our domestic and foreign pension plans and domestic postretirement benefit plan.

	Domestic
	Pension Benefits		Postretirement Benefits
	Third Quarter Ended September 30,
(in thousands)	2017	2016	2017	2016
Service cost	$3,501	$3,432	$208	$208
Interest cost	3,248	3,347	400	398
Expected return on plan assets	(6,604)	(5,848)	(281)	(292)
Amortization of prior service cost (credit)	7	173	(757)	(757)
Amortization of actuarial net (gain) loss	1,085	1,325	0	0
Net periodic benefit cost (income)	$1,237	$2,429	$(430)	$(443)

	Domestic
	Pension Benefits		Postretirement Benefits
	Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Service cost	$10,259	$9,646	$581	$529
Interest cost	9,966	9,881	1,186	1,239
Expected return on plan assets	(19,609)	(17,354)	(898)	(929)
Amortization of prior service cost (credit)	20	141	(2,271)	(2,271)
Amortization of actuarial net (gain) loss	3,544	3,932	0	0
Net periodic benefit cost (income)	$4,180	$6,246	$(1,402)	$(1,432)

	Foreign
	Pension Benefits
	Third Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Service cost	$1,942	$1,612	$5,645	$5,332
Interest cost	1,076	1,110	3,141	3,678
Expected return on plan assets	(2,127)	(1,420)	(6,229)	(4,911)
Amortization of prior service cost (credit)	(20)	(20)	(58)	(64)
Amortization of actuarial net (gain) loss	243	230	699	760
Net periodic benefit cost (income)	$1,114	$1,512	$3,198	$4,795

5.    Earnings Per Share
We had 23,615 shares of nonvested restricted stock at September 30, 2017 and 24,805 shares of nonvested restricted stock at September 30, 2016 that were excluded from the calculation of diluted earnings per share, as their effect on earnings per share would be anti-dilutive.
The nonvested restricted stock is considered a participating security since the restricted stock contains nonforfeitable rights to dividends. As such, we use the two-class method to compute basic and diluted earnings per share for all periods presented since this method yields a more dilutive result than the treasury-stock method. The following table illustrates the earnings allocation method utilized in the calculation of basic and diluted earnings per share.

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per-share amounts)	2017	2016	2017	2016
Earnings per share numerator:
Net income attributable to common shareholders before allocation of earnings to participating securities	$59,772	$71,449	$186,437	$197,769
Earnings allocated to participating securities	118	146	370	411
Net income attributable to common shareholders after allocation of earnings to participating securities	$59,654	$71,303	$186,067	$197,358
Earnings per share denominator:
Weighted-average number of shares of common stock outstanding - basic and diluted	11,829	11,823	11,829	11,829
Earnings per share - basic and diluted	$5.04	$6.03	$15.73	$16.68

6.    Intangibles (Net of Amortization) and Goodwill

The net carrying amount of intangibles and goodwill was $147 million at September 30, 2017 and $10 million at December 31, 2016. The gross carrying amount and accumulated amortization of each type of intangible asset and goodwill are presented in the table below.

	September 30, 2017		December 31, 2016
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Formulas and technology	$16,340	$2,290	$2,678	$1,958
Contracts	2,000	151	2,000	0
Customer bases	15,758	4,735	6,938	3,961
Trademarks and trade names	1,530	1,176	1,513	1,069
Goodwill	119,818		4,295
	$155,446	$8,352	$17,424	$6,988
All of the intangibles relate to the petroleum additives segment. The change in the gross carrying amount between December 31, 2016 and September 30, 2017 is primarily due to additional goodwill and identifiable intangibles from the acquisition of AMSA, as well as foreign currency fluctuation. The additional goodwill and identifiable intangibles from the acquisition of AMSA are preliminary and are subject to adjustment if additional information is obtained about facts that existed as of the acquisition date. The final determination of the fair values will be completed within the measurement period of up to one year from the acquisition date. See Note 2 for more information. There is no accumulated goodwill impairment.
Amortization expense was (in thousands):

Third quarter ended September 30, 2017	$928
Nine months ended September 30, 2017	1,364
Third quarter ended September 30, 2016	291
Nine months ended September 30, 2016	1,645

Estimated amortization expense for the remainder of 2017, as well as estimated annual amortization expense related to our intangible assets for the next five years, is expected to be (in thousands):

2017	$1,777
2018	6,487
2019	6,008
2020	4,874
2021	3,985
2022	1,800

We amortize contracts over 10 years; customer bases over 4 to 20 years; formulas and technology over 5 to 10 years; and trademarks and trade names over 10 years.

7.    Long-term Debt

(in thousands)	September 30, 2017	December 31, 2016
Senior notes - 4.10% due 2022 (net of related deferred financing costs)	$346,945	$346,505
Senior notes - 3.78% due 2029	250,000	0
Revolving credit facility	10,000	156,000
Capital lease obligation	4,742	4,770
	$611,687	$507,275
Senior Notes – The outstanding 4.10% senior notes have an aggregate principal amount of $350 million and are registered under the Securities Act of 1933, as amended (Securities Act).
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
We were in compliance with all covenants under the senior notes as of September 30, 2017 and December 31, 2016.
Revolving Credit Facility – On September 22, 2017, we entered into a Credit Agreement (Credit Agreement) with a term of five years. The Credit Agreement provides for an $850 million, multicurrency revolving credit facility, with a $150 million sublimit for multicurrency borrowings, a $75 million sublimit for letters of credit, and a $20 million sublimit for swingline loans. The Credit Agreement includes an expansion feature which allows us, subject to certain conditions, to request an increase in the aggregate amount of the revolving credit facility or obtain incremental term loans in an amount up to $425 million. In addition, the Credit Agreement includes provisions that allow certain of our foreign subsidiaries to borrow under the agreement. Concurrent with entering into the Credit Agreement, we terminated our former revolving credit facility that we had entered into in 2014.
We paid financing costs in 2017 of approximately $1.8 million related to this revolving credit facility and carried over deferred financing costs from our previous revolving credit facility of approximately $0.9 million, resulting in total deferred financing costs of $2.7 million as of September 30, 2017, which we are amortizing over the term of the Credit Agreement.
The obligations under the Credit Agreement are unsecured and are fully and unconditionally guaranteed by NewMarket. The revolving credit facility matures on September 22, 2022.
Borrowings made under the revolving credit facility bear interest, at our option, at an annual rate equal to either (1) the Alternate Base Rate (ABR) plus the Applicable Rate (as defined in the Credit Agreement) (solely in the case of loans denominated in U.S. dollars to NewMarket) or (2) the Adjusted LIBO Rate plus the Applicable Rate. ABR is the greatest of (i) the rate of interest publicly announced by the Administrative Agent as its prime rate, (ii) the NYFRB Rate (as defined in the Credit Agreement) from time to time plus 0.5%, and (iii) the Adjusted LIBO Rate for a one month interest period plus 1%. The Adjusted LIBO Rate means the rate at which Eurocurrency deposits in the London interbank market for certain periods (as selected by NewMarket) are quoted, as adjusted for statutory reserve requirements for Eurocurrency liabilities and other applicable mandatory costs. The Applicable Rate ranges from 0.00% to 0.625% (depending on our consolidated Leverage Ratio or Credit Ratings) for loans bearing interest based on the ABR. The Applicable Rate ranges from 1.00% to 1.625% (depending on our Leverage Ratio or Credit Ratings) for loans bearing interest based on the Adjusted LIBO Rate.
The Credit Agreement contains financial covenants that require NewMarket to maintain a consolidated Leverage Ratio (as defined in the Credit Agreement) of no more than 3.50 to 1.00 except during an Increased Leverage Period (as defined in the Credit Agreement), and a consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of no less than 3.00 to 1.00, calculated on a rolling four quarter basis, as of the end of each fiscal quarter ending on and after September 30, 2017. We were in compliance with all covenants under the revolving credit facility in effect at September 30, 2017 and at December 31, 2016.
The following table provides information related to the unused portion of our then outstanding revolving credit facility:

(in thousands)	September 30, 2017	December 31, 2016
Maximum borrowing capacity under the revolving credit facility	$850,000	$650,000
Outstanding borrowings under the revolving credit facility	10,000	156,000
Outstanding letters of credit	3,550	3,483
Unused portion of revolving credit facility	$836,450	$490,517

The average interest rate for borrowings under our then existing revolving credit facility was 2.5% during the first nine months of 2017 and 1.9% during the full year of 2016.
Other Debt – The capital lease obligation is related to the Singapore manufacturing facility.

8.    Commitments and Contingencies
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
Environmental
We are involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination, disposal of hazardous waste, and other environmental matters at several of our current or former facilities, or at third-party sites where we have been designated as a potentially responsible party (PRP). While we believe we are currently adequately accrued for known environmental issues, it is possible that unexpected future costs could have a significant impact on our financial position, results of operations, and cash flows. Our total accruals for environmental remediation, dismantling, and decontamination were approximately $14 million at September 30, 2017 and $16 million at December 31, 2016. Of the total accrual, the current portion is included in accrued expenses and the noncurrent portion is included in other noncurrent liabilities on the Condensed Consolidated Balance Sheets.
Our more significant environmental sites include a former TEL plant site in Louisiana (the Louisiana site) and a Houston, Texas plant site (the Texas site). Together, the amounts accrued on a discounted basis related to these sites represented approximately $8 million of the total accrual above at September 30, 2017 and $10 million of the total accrual above at December 31, 2016, using discount rates ranging from 4% to 9% for both periods. The aggregate undiscounted amount for these sites was $10 million at September 30, 2017 and $13 million at December 31, 2016. Of the total accrued for these two sites, the amount related to remediation of groundwater and soil for the Louisiana site was $4 million at both September 30, 2017 and

December 31, 2016. The amount related to remediation of groundwater and soil for the Texas site was $4 million at September 30, 2017 and $5 million at December 31, 2016.
In 2000, the EPA named us as a PRP under Superfund law for the clean-up of soil and groundwater contamination at the five grouped disposal sites known as "Sauget Area 2 Sites" in Sauget, Illinois. Without admitting any fact, responsibility, fault, or liability in connection with this site, we are participating with other PRPs in site investigations and feasibility studies. In December 2013, the EPA issued its Record of Decision (ROD) confirming its remedies for the selected Sauget Area 2 Sites. In August 2017, the EPA issued a Special Notice Letter to over 75 PRPs notifying them of potential liability and encouraging the PRPs to voluntarily perform or finance the response actions detailed in the ROD. We have accrued our estimated proportional share of the remedial costs and expenses addressed in the ROD. We do not believe any additional information is available that would require revision of the liability that we have established at September 30, 2017. The amount accrued for this site is not material.

9.    Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
The balances of, and changes in, the components of accumulated other comprehensive loss, net of tax, consist of the following:

(in thousands)	Pension Plans and Other Postretirement Benefits	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2015	$(69,798)	$(74,728)	$(144,526)
Other comprehensive income (loss) before reclassifications	(2,763)	(16,922)	(19,685)
Amounts reclassified from accumulated other comprehensive loss (a)	1,640	0	1,640
Other comprehensive income (loss)	(1,123)	(16,922)	(18,045)
Balance at September 30, 2016	$(70,921)	$(91,650)	$(162,571)

Balance at December 31, 2016	$(76,187)	$(106,323)	$(182,510)
Other comprehensive income (loss) before reclassifications	(1,335)	18,656	17,321
Amounts reclassified from accumulated other comprehensive loss (a)	1,269	0	1,269
Other comprehensive income (loss)	(66)	18,656	18,590
Balance at September 30, 2017	$(76,253)	$(87,667)	$(163,920)

(a) The pension plan and other postretirement benefit components of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (income). See Note 4 in this Form 10-Q and Note 17 in our 2016 Annual Report for further information.

10.    Fair Value Measurements
The carrying amount of cash and cash equivalents in the Condensed Consolidated Balance Sheets, as well as the fair value, was $105 million at September 30, 2017 and $192 million at December 31, 2016. The fair value is categorized in Level 1 of the fair value hierarchy.
Except for the acquisition of AMSA, no material events occurred during the nine months ended September 30, 2017 requiring adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis. See Note 2 for further information on the preliminary impact of the AMSA acquisition on balances of assets and liabilities.
Long-term debt – We record the carrying amount of our long-term debt related to the 4.10% senior notes at historical cost, less deferred financing costs. We record the carrying amount of our long-term debt related to the 3.78% senior notes at historical cost. The estimated fair value of our long-term debt is shown in the table below and is based primarily on estimated current rates available to us for debt of the same remaining duration and adjusted for nonperformance risk and credit risk. The estimated fair value of our publicly-traded 4.10% senior notes included in long-term debt in the table below is also based on the last quoted price closest to September 30, 2017. The fair value of our debt instruments is categorized as Level 2.

	September 30, 2017		December 31, 2016
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (excluding capital lease obligation)	$606,945	$623,962	$502,505	$507,925

11.    Recent Accounting Pronouncements
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
In March 2017, the FASB issued ASU No. 2017-07, "Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" (ASU 2017-07), which requires that an employer report the service cost component of net benefit cost in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement outside of operating profit. ASU 2017-07 also allows only the service cost component to be eligible for capitalization in assets. There will be no change to net income as a result of ASU 2017-07, which is effective for our reporting period beginning January 1, 2018. Retrospective application is required for the income statement presentation and prospective application is required for the capitalization of the service cost component in assets. The adoption of ASU 2017-07 will result in a change within operating profit with a corresponding change in other income (expense), net to reflect the impact of presenting all components of net benefit cost, except for service cost, outside of operating income. See Note 4 for the components of our net benefit costs. We do not expect a material impact to our consolidated balance sheets or consolidated statements of cash flows.

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

Overview
When comparing the results of the petroleum additives segment for the first nine months of 2017 with the first nine months of 2016, net sales increased 6.2% primarily due to increased shipment volumes, partially offset by lower selling prices. The lower selling prices, along with increased raw material costs, resulted in petroleum additives operating profit being 8.9% lower when comparing the first nine months of 2017 with the first nine months of 2016. The operating profit margin of 17.3% for the first nine months of 2017 remained in line with our expectations.
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
On July 3, 2017, we completed our acquisition of Aditivos Mexicanos S.A. de C.V. (AMSA), a petroleum additives manufacturing, sales and distribution company based in Mexico City, Mexico. The acquisition complements and expands our existing presence in the Latin America region, and also improves our supply capabilities to better serve our customers. See Note 2 for further information on the acquisition.

Results of Operations
Net Sales
Consolidated net sales for the third quarter of 2017 totaled $548.4 million, representing an increase of 6.3% from the third quarter of 2016 of $516.1 million. Consolidated net sales for the first nine months of 2017 were $1.6 billion which was an increase of 5.9% from the first nine months of 2016 of $1.5 billion. The following table shows net sales by segment and product line.

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Petroleum additives
Lubricant additives	$443.4	$420.4	$1,340.7	$1,271.4
Fuel additives	102.8	92.0	289.6	263.2
Total	546.2	512.4	1,630.3	1,534.6
All other	2.2	3.7	8.1	13.2
Net sales	$548.4	$516.1	$1,638.4	$1,547.8

Petroleum Additives Segment
The regions in which we operate include North America (the United States and Canada), Latin America (Mexico, Central America, and South America), Asia Pacific, and the Europe/Middle East/Africa/India (EMEAI) region. While there is some fluctuation, the percentage of net sales generated in the regions remained fairly consistent when comparing the first nine months of 2017 with the same period in 2016, as well as with the full year in 2016.
Petroleum additives net sales for the third quarter of 2017 were $546.2 million compared to $512.4 million for the third quarter of 2016, an increase of 6.6%. The increase was predominantly attributable to the EMEAI region, with some increase in the Latin America region partially due to the acquisition of AMSA. The Asia Pacific region experienced a small decrease during the third quarter of 2017, while North America was flat compared to the third quarter of 2016. Petroleum additives net sales for the first nine months of 2017 were $1.6 billion compared to $1.5 billion for the first nine months of 2016, an increase of 6.2%. The increase between the 2017 and 2016 nine month periods was predominantly in the EMEAI and Asia Pacific regions with a small increase in Latin America and a small decrease in North America.
The following table details the approximate components of the increase in petroleum additives net sales between the third quarter and first nine months of 2017 and 2016.

(in millions)	Third Quarter	Nine Months
Period ended September 30, 2016	$512.4	$1,534.6
Lubricant additives shipments	23.4	105.0
Fuel additives shipments	10.6	25.3
Selling prices	(4.2)	(30.3)
Foreign currency impact, net	4.0	(4.3)
Period ended September 30, 2017	$546.2	$1,630.3
When comparing both the third quarter periods and the nine month periods, higher volumes shipped was the predominant factor in the increase in petroleum additives net sales, with unfavorable selling prices partially offsetting the favorable increase in shipments. Foreign currency contributed a favorable impact for the third quarter comparison, but resulted in an unfavorable impact to net sales in the nine month comparison. When comparing the two third quarter periods, the U.S. Dollar weakened against the Euro, resulting in a favorable impact to net sales. The U.S. Dollar strengthened against most of the major currencies in which we transact when comparing nine months 2017 to nine months 2016, with most of the impact on net sales resulting from the change in the Chinese Renminbi and the Euro.
The volume of product shipments for petroleum additives on a worldwide basis increased approximately 4.7% when comparing the two third quarter periods and 8.3% when comparing the first nine months of 2017 and 2016. For both the third quarter and nine month comparative periods, shipments of both lubricant additives and fuel additives products increased. Lubricant additives product shipments for the third quarter comparative periods increased in the EMEAI and Latin America regions, but decreased slightly in North America and Asia Pacific. For the nine months comparative periods, lubricant additives shipments increased across all regions except North America, which showed a small decrease. The increase in fuel additives shipments for both the third quarter and nine month comparative periods was predominantly in the EMEAI region. The other regions for both the third quarter and nine months comparative periods experienced relatively small changes in product shipments.

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
The following table reports segment operating profit for the third quarter and nine months ended September 30, 2017 and September 30, 2016.

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Petroleum additives	$87.9	$106.4	$281.9	$309.3
All other	$1.1	$0.4	$3.1	$2.0

Petroleum Additives Segment
The petroleum additives segment operating profit decreased $18.5 million when comparing the third quarter of 2017 to the third quarter of 2016 and $27.4 million when comparing the first nine months of 2017 to the same period in 2016. Both comparative periods included the impact of the same factors that affected gross profit (see discussion below) including a small favorable currency impact when comparing the third quarter of 2017 with the third quarter of 2016, but a small unfavorable impact when comparing the first nine months of 2017 with the first nine months of 2016.
The operating profit margin was 16.1% for the third quarter of 2017 as compared to 20.8% for the third quarter of 2016 and was 17.3% for the first nine months of 2017 as compared to 20.2% for the first nine months of 2016. For the rolling four quarters ended September 30, 2017, the operating profit margin for petroleum additives was 16.8%. Multiple increases in raw material costs have continued to put downward pressure on margins, and our actions with regard to pricing have not kept pace. Given this environment, our ongoing focus will be to strengthen our margins so that they continue to be in line with our expectations for the performance of our business over the long-term. While operating profit margins will fluctuate from quarter to quarter due to multiple factors, we believe the fundamentals of our business and industry as a whole are unchanged.
Petroleum additives gross profit decreased $17.6 million when comparing the two third quarter periods and $36.9 million when comparing the first nine months of 2017 and 2016. Cost of goods sold as a percentage of net sales was 70.9% for the third quarter of 2017, up from 65.6% for the third quarter of 2016 and 69.9% for the first nine months of 2017, up from 65.6% for the first nine months of 2016.
When comparing both the third quarters and nine month periods of 2017 and 2016, the decrease in gross profit resulted predominantly from unfavorable raw material costs and selling prices (including product mix), which contributed over 100% of the changes, as well as unfavorable conversion costs. Conversion costs were unfavorably impacted by the hurricanes in the third quarter 2017 in the United States and planned plant shutdowns. These unfavorable factors were partially offset by increases in product shipments (as discussed in the Net Sales section above).
Petroleum additives selling, general, and administrative expenses (SG&A) for the third quarter of 2017 were $2.4 million, or 7.4% higher as compared to the third quarter of 2016, and $0.3 million, or 0.3% lower for the first nine months of 2017 as compared to the first nine months of 2016. SG&A as a percentage of net sales was 6.5% for the third quarter of 2017, 6.4% for the third quarter of 2016, 6.2% for the first nine months of 2017, and 6.6% for the first nine months of 2016. Our SG&A costs are primarily personnel-related and include salaries, benefits, and other costs associated with our workforce. There were no significant changes in the drivers of these costs when comparing the periods.

Our investment in petroleum additives research, development, and testing (R&D) decreased $1.6 million in the third quarter of 2017 from the third quarter of 2016 and $9.3 million in the first nine months of 2017 from the first nine months of 2016. The decrease for both comparative periods was primarily in the lubricant additives product lines. As a percentage of net sales, R&D was 6.5% for the third quarter 2017, 7.2% for the third quarter 2016, 6.6% for the first nine months of 2017, and 7.6% for the first nine months of 2016. Our R&D investments reflect our efforts to support the development of solutions that meet our customers' needs, as well as new and evolving standards, and to support our expansion into new product areas. Our approach to R&D investment, as it is with SG&A, is one of purposeful spending on programs to support our current product base and to ensure that we develop products to support our customers' programs in the future. R&D investments include personnel-related costs, as well as internal and external testing of our products.

The following discussion references certain captions on the Consolidated Statements of Income.

Interest and Financing Expenses
Interest and financing expenses were $5.6 million for the third quarter of 2017, $4.3 million for the third quarter of 2016, $16.5 million for the first nine months of 2017, and $12.5 million for the first nine months of 2016. The increase in interest and financing expenses between both the third quarter and the nine month periods of 2017 and 2016 resulted from a higher average interest rate, as well as higher average debt.

Other Income (Expense), Net
Other income (expense), net was income of $0.1 million for the third quarter of 2017, income of $0.7 million for the third quarter of 2016, income of $0.5 million for the first nine months of 2017, and expense of $2.8 million for the first nine months of 2016. The amount for the two 2016 periods included the impact from a derivative instrument representing an interest rate swap recorded at fair value through earnings.

Income Tax Expense
Income tax expense was $17.2 million for the third quarter of 2017 and $26.8 million for the third quarter of 2016. The effective tax rate was 22.4% for the third quarter of 2017 and 27.3% for the third quarter of 2016. Income tax expense decreased $3.8 million due to the lower effective tax rate, while the decrease in income before income tax expense resulted in a $5.8 million decrease in income tax expense.
Income tax expense was $64.1 million for the first nine months of 2017 and $81.5 million for the first nine months of 2016. The effective tax rate was 25.6% for the first nine months of 2017 and 29.2% for the first nine months of 2016. Income tax expense decreased $9.0 million due to the lower effective tax rate, with the remaining $8.4 million of the change due to lower income before income tax expense.
The effective tax rates for both the third quarter and nine month comparative periods included the benefit of income in foreign jurisdictions with lower tax rates than the United States tax rate. During the 2017 periods, a higher percentage of our income before income taxes resulted from operations in foreign locations than during the 2016 periods.

Cash Flows, Financial Condition, and Liquidity
Cash and cash equivalents at September 30, 2017 were $105.0 million, which was a decrease of $87.2 million since December 31, 2016.
Cash and cash equivalents held by our foreign subsidiaries amounted to $92.1 million at September 30, 2017 and $189.2 million at December 31, 2016. A significant amount, but not all, of these foreign cash balances are associated with earnings that we have asserted are indefinitely reinvested. We plan to use these indefinitely reinvested earnings to support growth outside of the United States through funding of operating expenses, capital expenditures, and other cash needs of our foreign subsidiaries. The decrease in cash balances held by our foreign subsidiaries since December 31, 2016 is primarily the result of the purchase of AMSA.
Periodically, we repatriate cash from our foreign subsidiaries to the United States through intercompany dividends. These intercompany dividends are paid only by subsidiaries whose earnings we have not asserted are indefinitely reinvested or whose earnings qualify as previously taxed income, as defined by the United States Internal Revenue Code. If circumstances were to change that would cause these indefinitely reinvested earnings to be repatriated, an incremental U.S. tax liability would be incurred. Dividends received from foreign subsidiaries during the nine months ended September 30, 2017 and September 30, 2016 were not material. The amount of cash that we repatriate from foreign subsidiaries in any given year is dependent upon many factors including utilization of available cash in the foreign locations for working capital, capital investments, and other needs.

We expect that cash from operations, together with borrowing available under our revolving credit facility, will continue to be sufficient to cover our operating needs and planned capital expenditures for at least the next twelve months.
Cash Flows – Operating Activities
Cash flows provided from operating activities for the first nine months of 2017 were $177.8 million, which included a decrease of $34.9 million from higher working capital requirements. The $34.9 million excluded a favorable foreign currency impact to the components of working capital on the balance sheet.
Other than the decrease in cash and cash equivalents, the most significant changes in working capital resulted from an increase in accounts receivable and inventories, which were partially offset by an increase in accounts payable. The higher accounts receivable balance was primarily due to higher sales levels in most regions when comparing the third quarter of 2017 with the fourth quarter of 2016. The increase in inventory was across all regions with most of the increase in the EMEAI region. The increase resulted from higher demand, timing of shipments, higher raw material costs, and the additional inventory from our acquisition of AMSA. The increase in accounts payable was across our major subsidiaries due to higher raw material costs and the timing of payments.
Including cash and cash equivalents, as well as the impact of foreign currency on the balance sheet, we had total working capital of $538.3 million at September 30, 2017 and $542.3 million at December 31, 2016. The current ratio was 2.74 to 1 at September 30, 2017 and 2.84 to 1 at December 31, 2016.
Cash Flows – Investing Activities
Cash used in investing activities was $306.9 million during the first nine months of 2017 and included $183.9 million (net of cash acquired) for the purchase of AMSA. In addition, we spent $121.0 million for capital expenditures. We expect that our total capital spending during 2017 will exceed the $143 million incurred in 2016, including anticipated spending on phase two of the new manufacturing facility in Singapore and several improvements to our manufacturing and R&D infrastructure around the world. We expect to continue to finance capital spending through cash on hand and cash provided from operations, together with borrowing available under our $850 million revolving credit facility.
Cash Flows – Financing Activities
Cash provided from financing activities during the first nine months of 2017 amounted to $38.7 million. The issuance of our 3.78% senior notes (see discussion below) resulted in an inflow of $250 million, and we repaid $146.0 million of amounts outstanding under the revolving credit facility. We also paid dividends of $62.2 million. Our long-term debt was $611.7 million at September 30, 2017, increasing $104.4 million since December 31, 2016.
Debt
At September 30, 2017, our debt included senior notes in the amount of $350 million, senior notes in the amount of $250 million, and a revolving credit facility.
The $350 million senior notes bear interest at a fixed rate of 4.10% and are due in 2022. These senior notes are registered under the Securities Act.
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
Revolving Credit Facility – On September 22, 2017, we entered into a Credit Agreement with a term of five years. The Credit Agreement provides for an $850 million, multicurrency revolving credit facility, with a $150 million sublimit for multicurrency borrowings, a $75 million sublimit for letters of credit, and a $20 million sublimit for swingline loans. The Credit Agreement includes an expansion feature which allows us, subject to certain conditions, to request an increase in the aggregate amount of the revolving credit facility or obtain incremental term loans in an amount up to $425 million. In addition, the Credit Agreement includes provisions that allow certain of our foreign subsidiaries to borrow under the agreement. Concurrent with entering into the Credit Agreement, we terminated our former revolving credit facility that we had entered into in 2014.
We paid financing costs in 2017 of approximately $1.8 million related to this revolving credit facility and carried over deferred financing costs from our previous revolving credit facility of approximately $0.9 million, resulting in total deferred financing costs of $2.7 million as of September 30, 2017, which we are amortizing over the term of the Credit Agreement.
The obligations under the Credit Agreement are unsecured and are fully and unconditionally guaranteed by NewMarket. The revolving credit facility matures on September 22, 2022.

Borrowings made under the revolving credit facility bear interest, at our option, at an annual rate equal to either (1) the ABR plus the Applicable Rate (as defined in the Credit Agreement) (solely in the case of loans denominated in U.S. dollars to NewMarket) or (2) the Adjusted LIBO Rate plus the Applicable Rate. ABR is the greatest of (i) the rate of interest publicly announced by the Administrative Agent as its prime rate, (ii) the NYFRB Rate (as defined in the Credit Agreement) from time to time plus 0.5%, and (iii) the Adjusted LIBO Rate for a one month interest period plus 1%. The Adjusted LIBO Rate means the rate at which Eurocurrency deposits in the London interbank market for certain periods (as selected by NewMarket) are quoted, as adjusted for statutory reserve requirements for Eurocurrency liabilities and other applicable mandatory costs. The Applicable Rate ranges from 0.00% to 0.625% (depending on our consolidated Leverage Ratio or Credit Ratings) for loans bearing interest based on the ABR. The Applicable Rate ranges from 1.00% to 1.625% (depending on our Leverage Ratio or Credit Ratings) for loans bearing interest based on the Adjusted LIBO Rate.
The unused portion of the then existing revolving credit facility was $836.5 million at September 30, 2017 and $490.5 million at December 31, 2016. See Note 7 for additional information.

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

The more restrictive and significant financial covenants under the revolving credit facility include:
•A consolidated Leverage Ratio (as defined in the Credit Agreement) of no more than 3.50 to 1.00, except during an Increased Leverage Period (as defined in the Credit Agreement) at the end of each fiscal quarter; and
•A consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of no less than 3.00 to 1.00, calculated on a rolling four quarter basis.
At September 30, 2017, the Leverage Ratio was 1.56 and the Interest Coverage Ratio was 16.07 under the revolving credit facility, while at December 31, 2016 the Leverage Ratio was 1.28 and the Interest Coverage Ratio was 21.45 under the then existing revolving credit facility. We were in compliance with all covenants under the applicable revolving credit facility and the 4.10% senior notes at September 30, 2017 and December 31, 2016. We were in compliance with all covenants under the 3.78% senior notes at September 30, 2017.
As a percentage of total capitalization (total long-term debt and shareholders’ equity), our total long-term debt percentage decreased from 51.2% at December 31, 2016 to 49.3% at September 30, 2017. The change in the percentage was primarily the result of the increase in shareholders' equity partially offset by the increase in long-term debt. The change in shareholders’ equity reflects our earnings and impact of the foreign currency translation adjustment offset by the impact of dividend payments. Normally, we repay any outstanding long-term debt with cash from operations or refinancing activities.

Critical Accounting Policies and Estimates
This Form 10-Q and our 2016 Annual Report include discussions of our accounting policies, as well as methods and estimates used in the preparation of our financial statements. We also provided a discussion of Critical Accounting Policies and Estimates in our 2016 Annual Report.
Other than the addition of certain intangibles (net of amortization) and goodwill due to the acquisition of AMSA, there have been no significant changes in our critical accounting policies and estimates from those reported in our 2016 Annual Report. See Note 2 for further information on the acquisition.

Recent Accounting Pronouncements
For a full discussion of the significant recent accounting pronouncements which may impact our financial statements, see Note 11.

Outlook
Our business has performed well through the first nine months of 2017. Our stated goal is to provide a 10% return per year for our shareholders over any five year period (defined by earnings per share growth plus dividends), although we may not necessarily achieve a 10% return each year. We continue to have confidence in our customer-focused strategy and approach to the market. We believe the fundamentals of how we run our business - a long-term view, safety-first culture, customer-focused solutions, technology-driven product offerings, and world-class supply chain capability - will continue to be beneficial for all of our stakeholders.

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
On July 3, 2017, we completed our acquisition of AMSA, a petroleum additives manufacturing, sales and distribution company based in Mexico City, Mexico. In addition, construction continues on phase two of our manufacturing facility in Singapore, which is expected to be completed in the second half of 2017 and will more than double our investment there.
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

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk
At September 30, 2017, there were no material changes in our market risk from the information provided in the 2016 Annual Report.

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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the quarter ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION
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
Exhibit 10.2
First Amendment, dated as of October 10, 2017, to Note Purchase Agreement dated January 4, 2017, by and among NewMarket Corporation, The Prudential Insurance Company of America, The Gibraltar Life Insurance Co., Ltd, The Lincoln National Life Insurance Company and The Prudential Life Insurance Company, Ltd.

Exhibit 10.3
Credit Agreement, dated as of September 22, 2017, by and among the Company and the Foreign Subsidiary Borrowers party thereto; the Lenders party thereto; JPMorgan Chase Bank, N.A. as Administrative Agent; Bank of America, N.A. and PNC Bank, National Association as Co-Syndication Agents and Citibank, N.A., DBS Bank, Ltd. and US Bank, National Association as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32190) filed September 26, 2017)

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

NEWMARKET CORPORATION
(Registrant)

Date: October 26, 2017	By: /s/ Brian D. Paliotti
Brian D. Paliotti
Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: October 26, 2017	By: /s/ William J. Skrobacz
William J. Skrobacz
Controller
(Principal Accounting Officer)