Form 10-K
period 2017-12-31
NEWMARKET CORP
filed 2018-02-15
CIK 1282637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter): $3,969,585,799*
Number of shares of Common Stock outstanding as of January 31, 2018: 11,779,143

DOCUMENTS INCORPORATED BY REFERENCE
Portions of NewMarket Corporation’s definitive Proxy Statement for its 2018 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 are incorporated by reference into Part III of this Annual Report on Form 10-K.

*
In determining this figure, an aggregate of 3,231,973 shares of Common Stock as beneficially owned by Bruce C. Gottwald and members of his immediate family have been excluded and treated as shares held by affiliates. See Item 12. The aggregate market value has been computed on the basis of the closing price on the New York Stock Exchange on June 30, 2017.

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
Through an open, flexible, and collaborative style, Afton works closely with its customers to understand their business and help them meet their goals. This style has allowed Afton to develop long-term relationships with its customers in every major region of the world, which Afton serves through twelve manufacturing facilities across the globe.
With almost 550 employees in research and development, Afton is dedicated to developing additive formulations that are tailored to our customers’ and the end-users’ specific needs. Afton’s portfolio of technologically-advanced, value-added products allows it to provide a full range of products, services, and solutions to its customers.
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
We were incorporated in the Commonwealth of Virginia in 2004. Our principal executive offices are located at 330 South Fourth Street, Richmond, Virginia, and our telephone number is (804) 788-5000. We employed 2,223 people at the end of 2017.
Business Segments
Our business is composed of one segment, petroleum additives, which is primarily represented by Afton. The TEL business of Ethyl is reflected in the “All other” category. Each of these is discussed below.
Petroleum Additives—Petroleum additives are used in lubricating oils and fuels to enhance their performance in machinery, vehicles, and other equipment. We manufacture chemical components that are selected to perform one or more specific functions and combine those chemicals with other chemicals or components to form additive packages for use in specified end-user applications. The petroleum additives market is a global marketplace, with customers ranging from large, integrated oil companies to national, regional, and independent companies.

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
We are committed to providing the most advanced products, comprehensive testing programs, and superior technical solutions tailored to the needs of our customers and OEMs worldwide. R&D expenditures, which totaled $140 million in 2017, $157 million in 2016, and $158 million in 2015, are expected to increase slightly in 2018 over 2017 levels. Afton continues to successfully implement techniques to drive efficiency in technology discovery and development, while expanding our internal testing, research, and customer support capabilities around the world in support of our goals of providing market-driven technical leadership and performance-based differentiation.  In 2017, we invested in additional capability at our facility in Ashland, Virginia, completed the expansion of our facility in Suzhou, China and approved a project to upgrade and expand our capabilities in Tsukuba, Japan.
Afton continues to develop new products and technology to meet evolving OEM requirements, industry specifications and environmental regulations, and to keep our customers well-positioned for the future. A significant portion of our R&D investment is dedicated to the development of products that are differentiated by their ability to deliver improved fuel efficiency in addition to robust performance in a wide range of new vehicle and industrial equipment designs.  Afton’s state-of-the art testing capabilities enable customized research in all areas of performance needed by both OEMs and tier one suppliers. Our leading-edge capabilities and fundamental understanding in the areas of combustion, friction control, energy efficiency, and wear prevention are used to set the stage for next-generation products in all areas.
In 2017, we successfully launched new technologies across all of our lubricant additive and fuel additive product areas. We developed new engine oil products for passenger cars and commercial trucks in support of our customers in all the major regions of the world in which we operate. Research in the engine oil area remained high as we continue to prepare for the new engine oil specification in North America for passenger car motor oil, ILSACGF-6.  This new specification is expected to go into effect in 2019.
We continued to develop new products in multiple application areas in the industrial additive sector, including hydraulic, industrial gear, turbine, grease, and metalworking fluid additives. Research is focused on the development of technologies that will provide differentiation to our customers in multiple performance areas including equipment life, reliability, and energy efficiency.

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
We continue to provide leading technology in the fuel additives area. In 2017, we developed and launched new products in all product lines including gasoline performance additives and diesel performance additives, as well as additives used in the distribution of fuels. Research is focused on the development of new technologies that perform well in new, modern engine designs and changing fuel properties, as well as addressing the growing need for increased fuel economy and emissions reduction. In addition, we continue to maintain close interactions with regulatory, industry, and OEM leaders to guide our development of future fuel additive technologies based on well-defined market needs.
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
Commitment to Environmental and Safety Excellence
Our commitment to the environment and safety excellence applies to every employee, contractor, and visitor every day, at every site. Safety and environmental responsibility are a way of life at NewMarket - enhancing operations, the way we work, and the relationships we maintain with our employees, customers, supply chain partners, and the communities in which we operate. Our objective is to establish a culture where our employees understand that good environmental and safety performance is good business and understand that environmental compliance and safety are their personal responsibilities. Every employee at NewMarket is responsible for ensuring that our high standards in the area of health, safety (including process safety), environmental protection, and security are upheld at all times.
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
Both Afton and Ethyl have implemented Responsible Care® Management Systems (RC14001® and RCMS®) at U.S. facilities. Our Responsible Care® management systems are certified by an independent third-party auditing process. Additionally, Afton’s Feluy, Belgium; Suzhou, China; Hyderabad, India; Tsukuba, Japan; Rio de Janeiro, Brazil; Bracknell, England; Manchester, England; and Singapore facilities are all certified to the environmental standard ISO 14001. Suzhou is also certified to OHSAS 18001, a global occupational health and safety standard. Afton’s Sauget, Illinois plant continues to be an OSHA VPP (Voluntary Protection Program) “Star” worksite.
In 2017, we continued to enhance our “Actively Caring” safety program, where people look out for the safety and welfare of others with courage and compassion, enabling the achievement of an injury-free environment. Our worldwide injury/illness recordable rate (which is the number of injuries per 200,000 hours worked) in 2017 was .31. Our performance is a demonstration of our safety-first culture and represents a focused effort by all of our employees. We are extremely proud of our accomplishments in this area. Both Afton and Ethyl continue to be top performers among their industry peers. While our safety performance is very strong, we strive for continual improvement with a vision of having zero injuries.

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
Our total accruals for environmental remediation, dismantling, and decontamination were approximately $14 million at December 31, 2017 and $16 million December 31, 2016.
As new technology becomes available, it may be possible to reduce accrued amounts. While we believe that we are currently fully accrued for known environmental issues, it is possible that unexpected future costs could have a significant financial impact on our financial position, results of operations, and cash flows.
We spent approximately $26 million in 2017, $24 million in 2016, and $22 million in 2015 for ongoing environmental operating and clean-up costs, excluding depreciation of previously capitalized expenditures. These environmental operating and clean-up expenses are primarily included in cost of goods sold.
For capital expenditures on pollution prevention and safety projects, we spent $10 million in 2017, $14 million in 2016, and $13 million in 2015. We expect expenditures in 2018 to be at a level similar to the previous three years.
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

In 2000, the Environmental Protection Agency (EPA) named us as a PRP under Superfund law for the clean-up of soil and groundwater contamination at the five grouped disposal sites known as "Sauget Area 2 Sites" in Sauget, Illinois. Without admitting any fact, responsibility, fault, or liability in connection with this site, we are participating with other PRPs in site investigations and feasibility studies. In December 2013, the EPA issued its Record of Decision (ROD) confirming its remedies for the selected Sauget Area 2 sites. In August 2017, the EPA issued a Special Notice Letter to over 75 PRPs notifying them of potential liability and encouraging the PRPs to voluntarily perform or finance the response actions detailed in the ROD. We have accrued our estimated proportional share of the remedial costs and expenses addressed in the ROD. We do not believe there is any additional information available as a basis for revision of the liability that we have established at December 31, 2017. The amount accrued for this site is not material. We also have several other sites where we are in the process of environmental remediation and monitoring. See Note 16 for further information.
Geographic Areas
We have operations in the United States, Europe, Asia Pacific, India, Latin America, Canada, and the Middle East. The economies are generally stable in the countries where we do most of our business, although many of those countries have experienced economic downturns in the past. In countries with more political or economic uncertainty, we generally minimize our risk of loss by utilizing U.S. Dollar-denominated transactions, letters of credit, and prepaid transactions. Our foreign customers consist of global, national, and independent oil companies.
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
No single customer accounted for 10% or more of our total net sales in 2017, 2016, or 2015.
Geographic Areas

	Years Ended December 31,
(in millions)	2017	2016	2015
Net sales
United States	$696	$701	$776
China	225	203	184
Europe, Middle East, Africa, India	742	653	669
Asia Pacific, except China	293	268	252
Other foreign	242	224	260
Net sales	$2,198	$2,049	$2,141

	December 31,
(in millions)	2017	2016
Long-lived assets
United States	$230	$225
Singapore	271	190
Other foreign	151	89
Total long-lived assets	$652	$504

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
Executive Officers of the Registrant
The names and ages of all executive officers as of February 15, 2018 follow.

Name	Age	Positions
Thomas E. Gottwald	57	Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)
Brian D. Paliotti	41	Chief Financial Officer and Vice President (Principal Financial Officer)
Bruce R. Hazelgrove, III	57	Executive Vice President and Chief Administrative Officer
William J. Skrobacz	58	Controller (Principal Accounting Officer)
Cameron D. Warner, Jr.	59	Treasurer
M. Rudolph West	64	Vice President, General Counsel, and Secretary
Robert A. Shama	57	President, Afton Chemical Corporation
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
Our production facilities are subject to various hazards associated with the manufacturing, handling, storage, and transportation of chemical materials and products, including some that are reactive, explosive, and flammable. Such hazards could include leaks, ruptures, chemical spills, explosions, or fires which result in the discharge or release of toxic or hazardous substances or gases; mechanical failures; unscheduled downtime; and environmental hazards. These sites may also experience significant disruptions in operations due to inclement weather, natural disasters, flooding, and levee breaches. Many of these hazards could cause a disruption in the production of our products and may diminish our ability to meet output goals. We cannot assure that our facilities will not experience these types of hazards and disruptions in the future or that these incidents will not result in production delays and affect our ability to meet production requirements. Any such disruptions or disasters at our facilities could result in us losing revenue or not being able to maintain our relationships with our customers.
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
We rely on a combination of patent, trade secret, trademark, and copyright laws, as well as judicial enforcement, to protect our intellectual property and technologies. We cannot assure that the measures taken by us to protect these assets and rights will provide meaningful protection or that adequate remedies will be available in the event of an unauthorized use or disclosure of our trade secrets or manufacturing expertise. We cannot assure that any of our intellectual property rights will not be challenged, invalidated, circumvented, or rendered unenforceable.
Furthermore, we cannot assure that any pending patent application filed by us will result in an issued patent, or if patents are issued to us, that those patents will provide meaningful protection against competitors or against competitive technologies. We could face patent infringement claims from our competitors or others alleging that our processes or products infringe on their proprietary technologies. If we were found to be infringing on the proprietary technology of others, we may be liable for damages, and we may be required to change our processes, redesign our products partially or completely, pay to use the technology of others, or stop using certain technologies or producing the infringing product entirely. Even if we ultimately prevail in an infringement suit, the existence of the suit could prompt customers to switch to products that are not the subject of infringement suits. We may not prevail in any intellectual property litigation and such litigation may result in significant legal costs or otherwise impede our ability to produce and distribute key products.
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
In 2017, sales to customers outside of the United States accounted for over 65% of consolidated net sales. We do business in all major regions of the world, some of which do not have stable economies or governments. In particular, we sell and market products in countries experiencing political and/or economic instability in the Middle East, Asia Pacific, Latin America, and Europe. Our international operations are subject to international business risks, including unsettled political conditions, expropriation, import and export restrictions, trade policies, increases in royalties, exchange controls, national and regional labor strikes, taxes, government royalties, inflationary or unstable economies, currency exchange rate fluctuations, and changes in laws and policies governing operations of foreign-based companies (such as restrictions on repatriation of earnings or proceeds from liquidated assets of foreign subsidiaries). The occurrence of any one or a combination of these factors may increase our costs or have other adverse effects on our business.
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
We are subject to the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and similar anti-bribery laws in other jurisdictions which generally prohibit companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business. We are also subject to export and import laws and regulations which restrict trading with embargoed or sanctioned countries and certain individuals. Although we have policies and procedures designed to facilitate compliance with these laws and regulations, our employees, contractors and agents may take actions in violation of our policies. Any such violation, even if prohibited by our policies, could adversely affect our business and/or our reputation.

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

•
We may be unable to consummate a proposed acquisition transaction due to a lack of regulatory approval or the failure of one or more parties to satisfy conditions to close. In addition, we may not be able to realize the expected benefits from recent or future acquisitions or from investments in our infrastructure, or it may take longer to realize those benefits than originally planned. The inability to achieve our objectives related to these activities could result in unanticipated expenses and losses.

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

•	We could be required to make additional contributions to our pension plans, which may be underfunded due to any underperformance of equity markets.
Our pension plan asset allocation is predominantly weighted towards equities. Cash contribution requirements to our pension plans are sensitive to changes in our plans’ actual return on assets. Reductions in our plans’ return on assets due to poor performance of equity markets could cause our pension plans to be underfunded and require us to make additional cash contributions.

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

Manufacturing and Distribution
Bedford Park, Illinois (lubricant additives)
Feluy, Belgium (lubricant additives)
Houston, Texas (lubricant and fuel additives; also TEL storage and distribution)
Hyderabad, India (lubricant additives)
Jurong Island, Singapore (lubricant additives; leased land)
Manchester, England (lubricant additives)
Orangeburg, South Carolina (fuel additives; manufacturing equipment only)
Port Arthur, Texas (lubricant additives)
Rio de Janeiro, Brazil (petroleum additives storage and distribution; manufacturing equipment only)
San Juan del Rio, Mexico (lubricant additives)
Sauget, Illinois (lubricant and fuel additives)
Suzhou, China (lubricant additives)

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
Our common stock, with no par value, has traded on the New York Stock Exchange (NYSE) under the symbol “NEU” since June 21, 2004 when we became the parent holding company of Ethyl, Afton, NewMarket Services, NewMarket Development, and their subsidiaries. We had 2,147 shareholders of record at January 31. 2018.
On October 21, 2015, our Board of Directors approved a share repurchase program authorizing management to repurchase up to $500 million of NewMarket's outstanding common stock until December 31, 2018, as market conditions warrant and covenants under our existing agreements permit. We may conduct the share repurchases in the open market and in privately negotiated transactions. The repurchase program does not require NewMarket to acquire any specific number of shares and may be terminated or suspended at any time. Approximately $419 million remained available under the 2015 authorization at December 31, 2017. The following table outlines the purchases during the fourth quarter of 2017 under this authorization.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31	0	$0.00	0	$446,944,207
November 1 to November 30	36,409	393.39	36,409	432,621,340
December 1 to December 31	34,280	391.89	34,280	419,187,485
Total	70,689	$392.66	70,689	$419,187,485

As shown in the table below, cash dividends declared and paid totaled $7.00 per share for the year ended December 31, 2017 and $6.40 per share for the year ended December 31, 2016.

Year	Date Declared	Date Paid	Per Share Amount
2017	February 23, 2017	April 3, 2017	$1.75
	April 27, 2017	July 3, 2017	1.75
	August 3, 2017	October 2, 2017	1.75
	October 26, 2017	January 2, 2018	1.75
2016	February 25, 2016	April 1, 2016	1.60
	April 28, 2016	July 1, 2016	1.60
	August 11, 2016	October 1, 2016	1.60
	October 27, 2016	January 2, 2017	1.60
The declaration and payment of dividends is subject to the discretion of our Board of Directors. Future dividends will depend on various factors, including our financial condition, earnings, cash requirements, legal requirements, restrictions in agreements governing our outstanding indebtedness, and other factors deemed relevant by our Board of Directors.

The following table shows the high and low prices of our common stock on the NYSE for each of the last eight quarters.

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$455.72	$483.86	$470.43	$434.49
Low	416.02	442.65	409.37	377.27

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$402.82	$415.74	$447.97	$435.03
Low	322.54	385.66	399.91	386.90

The performance graph showing the five-year cumulative total return on our common stock as compared to chemical companies in the S&P 1500 Specialty Chemicals Index and the S&P 500 is shown below. The graph assumes $100 invested on the last day of December 2012, and the reinvestment of all dividends. The graph is based on historical data, and is not intended to be a forecast or indication of future performance of our common stock.
Performance Graph
Comparison of Five-Year Cumulative Total Return
Performance Through December 31, 2017

	December 31,
	2012	2013	2014	2015	2016	2017
NewMarket Corporation	$100.00	$129.15	$157.86	$151.02	$170.79	$162.78
S&P 1500 Specialty Chemicals Index	100.00	135.18	156.71	151.81	168.76	213.39
S&P 500	100.00	132.39	150.51	152.59	170.84	208.14

The graph and table above are not deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor are they incorporated by reference into other filings made by us with the SEC.

ITEM 6.     SELECTED FINANCIAL DATA
NewMarket Corporation and Subsidiaries
Five Year Summary

	Years Ended December 31,
(in thousands, except per-share amounts and percentages)	2017	2016	2015	2014	2013
Results of operations
Net sales	$2,198,404	$2,049,451	$2,140,830	$2,335,405	$2,280,355
Costs and expenses	1,861,635	1,686,761	1,784,110	1,972,685	1,928,510
Operating profit	336,769	362,690	356,720	362,720	351,845
Interest and financing expenses, net	21,856	16,785	14,652	16,567	17,796
Other income (expense), net (1)	529	(2,697)	(3,097)	(7,054)	7,262
Income from continuing operations before income tax expense	315,442	343,208	338,971	339,099	341,311
Income tax expense (2)	124,933	99,767	100,368	105,844	98,964
Income from continuing operations	190,509	243,441	238,603	233,255	242,347
Income from discontinued operations, net of tax (3)	0	0	0	0	22,395
Net income	$190,509	$243,441	$238,603	$233,255	$264,742
Financial position and other data (3)
Total assets	$1,712,154	$1,416,436	$1,286,249	$1,227,733	$1,322,556
Operations:
Working capital	$516,861	$542,293	$504,712	$529,680	$641,438
Current ratio	2.63 to 1	2.84 to 1	2.91 to 1	3.04 to 1	3.59 to 1
Depreciation and amortization	$55,340	$44,893	$42,265	$41,538	$46,144
Capital expenditures	$148,713	$142,874	$126,499	$59,716	$58,476
Gross profit as a % of net sales	29.2%	33.2%	31.7%	28.5%	28.6%
Research, development, and testing expenses	$140,193	$156,959	$158,254	$139,183	$136,573
Total long-term debt	$602,900	$507,275	$490,920	$359,334	$344,749
Common stock and other shareholders’ equity	$601,649	$483,251	$387,564	$421,041	$572,448
Total long-term debt as a % of total capitalization (debt plus equity)	50.1%	51.2%	55.9%	46.0%	37.6%
Common stock
Basic and diluted earnings per share:
Income from continuing operations	$16.08	$20.54	$19.45	$18.38	$18.21
Income from discontinued operations (3)	0.00	0.00	0.00	0.00	1.69
Net income	$16.08	$20.54	$19.45	$18.38	$19.90
Equity per share	$51.07	$40.79	$32.44	$33.83	$43.70
Cash dividends declared per share	$7.00	$6.40	$5.80	$4.70	$3.80

Notes to the Five Year Summary

(1)
Other income (expense), net for 2013 through 2016 included a gain or loss on the Goldman Sachs interest rate swap, as well as several other small items. The loss on the interest rate swap was $5 million for the year ended December 31, 2016, $3 million for the year ended December 31, 2015 and $7 million for the year ended December 31, 2014. The gain on the interest rate swap was $7 million for the year ended December 31, 2013. We terminated the interest rate swap on September 7, 2016. We did not use hedge accounting to record the interest rate swap, and accordingly, any change in the fair value was immediately recognized in earnings.

(2)
On December 22, 2017, the United States enacted tax legislation commonly known as the Tax Cuts and Jobs Act, which required a one-time tax in 2017 on the deemed repatriation of previously deferred foreign earnings and reduced the U.S. corporate tax rate to 21% beginning in 2018. We recorded a net tax expense of $31 million as a result.

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
Factors that could cause actual results to differ materially from expectations include, but are not limited to, the availability of raw materials and distribution systems; disruptions at manufacturing facilities, including single-sourced facilities; the ability to respond effectively to technological changes in our industry; failure to protect our intellectual property rights; failure to attract and retain a highly-qualified workforce; hazards common to chemical businesses; competition from other manufacturers; sudden or sharp raw material price increases; the gain or loss of significant customers; the occurrence or threat of extraordinary events, including natural disasters and terrorist attacks; risks related to operating outside of the United States; the impact of fluctuations in foreign exchange rates; an information technology system failure or security breach; political, economic, and regulatory factors concerning our products; current and future governmental regulations; resolution of environmental liabilities or legal proceedings; and our inability to realize expected benefits from investment in our infrastructure or from recent or future acquisitions, or our inability to successfully integrate recent or future acquisitions into our business. Risk factors are discussed in Item 1A. “Risk Factors.”
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

OVERVIEW
When comparing the results of the petroleum additives segment for 2017 with 2016, net sales increased 7.5% primarily due to increased shipment volumes, partially offset by lower selling prices. The lower selling prices, along with increased raw material costs, resulted in petroleum additives operating profit being 6.5% lower when comparing 2017 with 2016.
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
In December 2017, the Tax Cuts and Jobs Act was signed into law. This resulted in increased income tax expense in 2017 of $31 million. Further information on the impact of the U.S. tax reform is in Note 18.

During 2017, we repurchased 70,689 shares of our common stock at a total cost of $28 million.

RESULTS OF OPERATIONS
Net Sales
Our consolidated net sales for 2017 amounted to $2.2 billion, an increase of $149 million, or 7.3% from 2016. The decrease between 2016 and 2015 was $91 million, or 4.3%.
No single customer accounted for 10% or more of our total net sales in 2017, 2016, or 2015.
The following table shows net sales by segment and product line for each of the last three years.

	Years Ended December 31,
(in millions)	2017	2016	2015
Petroleum additives
Lubricant additives	$1,790	$1,673	$1,741
Fuel additives	397	362	384
Total	2,187	2,035	2,125
All other	11	14	16
Net sales	$2,198	$2,049	$2,141
Petroleum Additives - The regions in which we operate include North America (the United States and Canada), Latin America (Mexico, Central America, and South America), Asia Pacific, and the Europe/Middle East/Africa/India (EMEAI) region. The percentage of net sales being generated in the regions has remained fairly consistent over the past three years, with some limited fluctuation due to various factors, including the impact of regional economic trends. North America and EMEAI both represent around 35% of our petroleum additives net sales, while Asia Pacific contributes over 20% and Latin America represents almost 10%. As shown in the table above, lubricant additives net sales and fuel additives net sales compared to total petroleum additives net sales has remained substantially consistent over the past three years. The discussion below provides further detail on net sales in our petroleum additives segment for 2017, 2016, and 2015.
The approximate components of the petroleum additives increase in net sales of $152 million when comparing 2017 to 2016 and decrease of $90 million when comparing 2016 to 2015 are shown below in millions.

Net sales for year ended December 31, 2015	$2,125
Lubricant additives shipments	9
Fuel additives shipments	3
Selling prices	(97)
Foreign currency impact, net	(5)
Net sales for year ended December 31, 2016	2,035
Lubricant additives shipments	137
Fuel additives shipments	30
Selling prices	(17)
Foreign currency impact, net	2
Net sales for year ended December 31, 2017	$2,187

Petroleum additives net sales for 2017 of $2.2 billion were approximately 7.5% higher than 2016 levels. The increase was predominantly in the EMEAI region with a nearly 14% increase, as well as in the Asia Pacific region with an almost 10% increase. The Latin America region contributed a smaller increase of almost 7%, while the North America region was substantially unchanged between the two years. The primary driver in the higher net sales between 2017 and 2016 was an 8.2% increase in shipments which was partially offset by lower selling prices. Shipments increased in both lubricant and fuel additives. EMEAI, Asia Pacific and Latin America experienced shipment increases in lubricant additives, while EMEAI was the primary driver in the increase in shipments for fuel additives. The North America region was substantially unchanged between the two years for both lubricant and fuel additives shipments. Foreign currency contributed a small favorable impact, mostly from the European Euro. The U.S. Dollar weakened against the Euro, resulting in a favorable impact to net sales. Partially offsetting the impact from the Euro, the U.S. Dollar strengthened against the Japanese Yen and Chinese Renminbi resulting in an unfavorable foreign currency impact.
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
The table below reports segment operating profit for the last three years. A reconciliation of segment operating profit to income before income tax expense is in Note 20.

	Years Ended December 31,
(in millions)	2017	2016	2015
Petroleum additives	$360	$385	$375
All other	$4	$0	$4
Petroleum Additives - Petroleum additives operating profit decreased $25 million when comparing 2017 to 2016 and increased $10 million when comparing 2016 to 2015. Both comparative periods included the impact of the same factors that affected gross profit (see discussion below). In addition to the impact of foreign currency exchange on net sales discussed above, petroleum additives operating profit also included an unfavorable foreign currency impact when comparing 2017 and 2016, but a favorable impact when comparing 2016 and 2015 arising from other transactions.

The operating profit margin was 16.5% in 2017, 18.9% in 2016, and 17.6% in 2015. Increases in raw material costs have continued to put downward pressure on margins, and our actions with regard to pricing have not kept pace. Given this environment, our ongoing focus will be to recover our margins so that they continue to be in line with our expectations for the performance of our business over the long-term. While operating profit margins will fluctuate from quarter to quarter due to multiple factors, we believe the fundamentals of our business and industry are unchanged.
Gross profit decreased $34 million when comparing 2017 and 2016 and increased $11 million when comparing 2016 and 2015, consistent with the change in operating profit margins. Cost of sales as a percentage of net sales has increased slightly in 2017 over the prior two years reflecting percentages of 71% in 2017, 67% in 2016, and 68% in 2015.
When comparing 2017 and 2016, the decrease in gross profit resulted predominantly from the unfavorable raw material costs and selling prices (including product mix), as well as unfavorable conversion costs, which together contributed over 100% of the changes. These unfavorable factors were partially offset by increases in products shipments as discussed in the Net Sales section above.
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
The sales price variance for both comparative periods included the impact from foreign currency rates as discussed in the Net Sales section above.
Selling, general, and administrative expenses (SG&A) were essentially flat in 2017 compared to 2016, while expenses in 2016 were $2 million, or 1.3%, lower than 2015 levels. SG&A as a percentage of net sales was 6.2% in 2017, 6.7% in 2016, and 6.5% in 2015. Our SG&A costs are mainly personnel-related and include salaries, benefits and other costs associated with our workforce. There were no significant changes in these costs when comparing the years.
When comparing 2017 with 2016, R&D expenses decreased approximately $17 million, and when comparing 2016 with 2015, R&D decreased approximately $1 million. When comparing 2017 with 2016, the decrease was primarily in the lubricant additives product lines. For the 2016 to 2015 comparison, investments in R&D in the lubricant additives product lines increased, but were more than offset by reductions in the fuel additives product lines. As a percentage of net sales, R&D was 6.4% in 2017, 7.7% in 2016, and 7.4% in 2015.
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
Interest and Financing Expenses
Interest and financing expenses were $22 million in 2017, $17 million in 2016, and $15 million in 2015. The increase in interest and financing expense between 2017 and 2016 resulted primarily from higher average interest rates, as well as higher average debt. The increase in interest and financing expenses between 2016 and 2015 resulted primarily from higher average debt.

Other Income (Expense), Net
Other income (expense), net was income of $1 million in 2017 and expense of $3 million in both 2016 and 2015. The amount for 2017 was comprised of immaterial items. The amounts for 2016 and 2015 primarily reflected the impact from an interest rate swap derivative instrument recorded at fair value through earnings, which we terminated in 2016.
Income Tax Expense
Income tax expense was $125 million in 2017, and $100 million in both 2016 and 2015. The effective tax rate was 39.6% in 2017, 29.1% in 2016, and 29.6% in 2015. The effective income tax rates for each year included the benefit of income in foreign jurisdictions with lower tax rates than the United States, as well as a benefit from the domestic manufacturing tax deduction. The effective tax rates for all years included the domestic R&D tax credit for that year. See Note 18 for further details on income taxes.
On December 22, 2017, the United States enacted tax legislation commonly known as the Tax Cuts and Jobs Act (Tax Reform Act), which required a one-time tax in 2017 on the deemed repatriation of previously deferred foreign earnings and reduced the U.S. corporate tax rate to 21% beginning in 2018. We recorded a net tax expense of $31 million as a result of the Tax Reform Act. Included in this expense amount was $32 million related to the deemed repatriation of foreign earnings, which was partially offset by reductions to deferred tax liabilities. We believe that this is a reasonable estimate of the impact of the effects of the Tax Reform Act, and any adjustments to this provisional amount will impact tax expense or benefit in the period in which the adjustments are determined, which will be no later than the fourth quarter of 2018. Although our analysis is not fully completed, we expect that the reduction in the U.S. corporate tax rate will result in a favorable impact to our net income and cash flows in future years.
The changes in the effective tax rate, which are primarily due to the Tax Reform Act, resulted in higher income tax expense of $33 million when compared to 2016, which was partially offset by lower income before income tax expense.
When comparing 2016 and 2015, the decrease in the effective income tax rate resulted in lower income tax expense of $2 million, which was substantially offset by higher income before income tax expense.

CASH FLOWS DISCUSSION
We generated cash from operating activities of $243 million in 2017, $353 million in 2016, and $268 million in 2015.
During 2017, we used the $243 million cash generated from operations, $250 million from the issuance of the 3.78% senior notes, and $108 million cash on hand to fund the acquisition of AMSA for $184 million, repay the outstanding balance of $156 million on our revolving credit facility, and fund $149 million in capital expenditures. We also paid dividends of $83 million and repurchased $26 million of our common stock. Cash flows from operating activities included a decrease of $36 million from higher working capital requirements, $31 million from the impact of the Tax Reform Act, and cash contributions of $26 million for our pension and postretirement plans.
During 2016, we used the $353 million cash generated from operations and $11 million of borrowings on our revolving credit facility to fund $143 million of capital expenditures, fund $76 million in dividend payments, and repurchase $36 million of our common stock. These transactions, along with an unfavorable foreign currency impact of $8 million resulted in an increase of $99 million in cash and cash equivalents. Cash flows from operating activities included an increase of $21 million from lower working capital requirements, as well as cash contributions of $26 million for our pension and postretirement plans.
During 2015, we used the $268 million cash generated from operations, as well as $131 million of borrowings on our revolving credit facility and $10 million cash-on-hand, to repurchase $195 million of our common stock, fund $126 million of capital expenditures, and fund $71 million in dividend payments. The change in cash also included an unfavorable foreign currency impact of $12 million. Cash flows from operating activities included a decrease of $23 million from higher working capital requirements, as well as cash contributions of $27 million for our pension and postretirement plans.
We expect that cash from operations, together with borrowing available under our credit facilities, will continue to be sufficient to cover our operating needs and planned capital expenditures for at least the next twelve months.

FINANCIAL POSITION AND LIQUIDITY
Cash
At December 31, 2017, we had cash and cash equivalents of $84 million as compared to $192 million at the end of 2016.
Our cash and cash equivalents held by our foreign subsidiaries amounted to approximately $77 million at December 31, 2017 and $189 million at December 31, 2016. A significant amount of these foreign cash balances are associated with earnings that we have asserted are indefinitely reinvested. We plan to use these indefinitely reinvested earnings to support growth outside of the United States through funding of operating expenses, research and development expenses, capital expenditures, and other cash needs of our foreign subsidiaries. Periodically, we repatriate cash from our foreign subsidiaries to the United States through intercompany dividends. These intercompany dividends are paid only by subsidiaries whose earnings we have not asserted are indefinitely reinvested or whose earnings qualify as previously taxed income, as defined by the United States Internal Revenue Code. Under the Tax Reform Act enacted in 2017, previously deferred foreign earnings were subjected to U.S. tax in 2017. Future earnings will not be subject to U.S. federal tax. As a result of this new legislation, we are continuing to evaluate our permanent investment assertions, but we do not anticipate significant U.S. or foreign tax consequences of future distributions of foreign earnings. As final determinations are made, any required adjustment will be recorded to income tax expense or benefit in the period that the determination is made. As part of our foreign subsidiary repatriation activities, we received cash dividends from our foreign subsidiaries of $0.2 million for 2017, $6 million for 2016, and $28 million for 2015. The amount of cash that we repatriate from foreign subsidiaries in any given year is dependent upon many factors, including utilization of available cash in the foreign locations for working capital, capital investments, and other needs.
Debt
4.10% Senior Notes - At both December 31, 2017 and December 31, 2016, we had $350 million of 4.10% senior notes due 2022 which are senior unsecured obligations. The senior notes are registered under the Securities Act of 1933. We incurred financing costs totaling approximately $5 million related to the 4.10% senior notes, which are being amortized over the term of the agreement.
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
We were in compliance with all covenants under the indenture governing the 4.10% senior notes as of December 31, 2017 and December 31, 2016.
3.78% Senior Notes - On January 4, 2017, we issued $250 million in senior unsecured notes in a private placement with The Prudential Insurance Company of America and certain other purchasers. These notes bear interest at 3.78% and mature on January 4, 2029. Interest is payable semiannually and principal payments of $50 million are payable annually beginning on January 4, 2025. We have the right to make optional prepayments on the notes at any time, subject to certain limitations. The note purchase agreement contains representations, warranties, terms and conditions customary for transactions of this type. These include negative covenants, certain financial covenants, and events of default which are substantially similar to the covenants and events of default in our revolving credit facility.
We were in compliance with all covenants under the 3.78% senior notes as of December 31, 2017.

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
There were no outstanding borrowings under the Credit Agreement at December 31, 2017. At December 31, 2016, the outstanding borrowings under our former revolving credit facility amounted to $156 million.
We paid financing costs in 2017 of approximately $1.9 million related to this revolving credit facility and carried over deferred financing costs from our previous revolving credit facility of approximately $0.9 million, resulting in total deferred financing costs of $2.8 million as of December 31, 2017, which we are amortizing over the term of the Credit Agreement. Deferred financing costs from our former revolving credit facility of approximately $0.2 million were written off when we entered into our current revolving credit facility.
The obligations under the Credit Agreement are unsecured and are fully and unconditionally guaranteed by NewMarket. The revolving credit facility matures on September 22, 2022.
Borrowings made under the revolving credit facility bear interest, at our option, at an annual rate equal to either (1) the Alternate Base Rate (ABR) plus the Applicable Rate (as defined in the Credit Agreement) (solely in the case of loans denominated in U.S. dollars to NewMarket) or (2) the Adjusted LIBO Rate plus the Applicable Rate. ABR is the greater of (i) the rate of interest publicly announced by the Administrative Agent as its prime rate, (ii) the NYFRB Rate (as defined in the Credit Agreement) from time to time plus 0.5%, and (iii) the Adjusted LIBO Rate for a one month interest period plus 1%. The Adjusted LIBO Rate means the rate at which Eurocurrency deposits in the London interbank market for certain periods (as selected by NewMarket) are quoted, as adjusted for statutory reserve requirements for Eurocurrency liabilities and other applicable mandatory costs. The Applicable Rate ranges from 0.0% to 0.625%(depending on our consolidated Leverage Ratio or Credit Ratings) for loans bearing interest based on the ABR. The Applicable Rate ranges from 1.00% to 1.625% (depending on our Leverage Ratio or Credit Ratings) for loans bearing interest based on the Adjusted LIBO Rate. At December 31, 2017, the Applicable Rate was 0.125% for loans bearing interest based on the ABR and 1.125% for loans bearing interest based on the Adjusted LIBO Rate.
The Credit Agreement contains financial covenants that require NewMarket to maintain a consolidated Leverage Ratio (as defined in the Credit Agreement) of no more than 3.50 to 1.00 except during an Increased Leverage Period (as defined in the Credit Agreement) at the end of each quarter, and a consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of no less than 3.00 to 1.00, calculated on a rolling four quarter basis, as of the end of each fiscal quarter.
At December 31, 2017, the Leverage Ratio was 1.52 and the Interest Coverage Ratio was 15.49.
We were in compliance with all covenants under the current revolving credit facility at December 31, 2017 and the former revolving credit facility at December 31, 2016.

The following table provides information related to the unused portion of our revolving credit facility in effect at December 31, 2017 and December 31, 2016.

	December 31,
(in millions)	2017	2016
Maximum borrowing capacity under the revolving credit facility	$850	$650
Outstanding borrowings under the revolving credit facility	0	156
Outstanding letters of credit	3	3
Unused portion of revolving credit facility	$847	$491
The average interest rate for borrowings under our revolving credit facilities was 2.5% during 2017 and 1.9% during 2016.
Other Borrowings - Our subsidiaries in China have access to short-term lines of credit totaling $18 million. There was no outstanding balance on these lines at December 31, 2017. The outstanding balance under these lines at December 31, 2016 was $1 million. The average interest rate was approximately 4.1% during 2017 and 3.9% during 2016.
***
We had long-term debt of $603 million at December 31, 2017 and $507 million at December 31, 2016. The increase in debt resulted from the new 3.78% senior notes, as well as a new capital lease, partially offset by the pay-off of the outstanding revolving credit facility during 2017.
As a percentage of total capitalization (total long-term debt and shareholders’ equity), our total long-term debt decreased from 51.2% at the end of 2016 to 50.1% at the end of 2017. The change in the percentage was primarily the result of the increase in shareholders' equity, partially offset by an increase in debt. The change in shareholders’ equity reflects our earnings, the impact of the foreign currency translation adjustment, and a small increase in the funded position of our defined benefit plans, offset by the impact of stock repurchases and dividend payments. Normally, we repay any outstanding long-term debt with cash from operations or refinancing activities.
Working Capital
Including cash and cash equivalents and the impact of foreign currency on the balance sheet, at December 31, 2017, we had working capital of $517 million, resulting in a current ratio of 2.63 to 1. Our working capital at December 31, 2016 on the same basis was $542 million, resulting in a current ratio of 2.84 to 1.
Other than the decrease in cash and cash equivalents, the most significant changes in working capital since December 31, 2016 resulted from an increase in accounts receivable and inventories, which were partially offset by an increase in accounts payable. The higher accounts receivable balance was primarily reflecting increased trade receivables due to higher sales levels in all regions when comparing the fourth quarter of 2017 with the fourth quarter of 2016, as well as some foreign currency impact. The increase in trade receivables was partially offset by a reduction in an income tax receivable since December 31, 2016. The increase in inventory was across all regions with most of the increase in the EMEAI region. The increase resulted from higher demand, timing of shipments, higher raw material costs, and the additional inventory from our acquisition of AMSA. The increase in accounts payable was across our major subsidiaries due to higher raw material costs, timing of payments, and foreign currency impacts.
Capital Expenditures
Capital expenditures were $149 million for 2017, $143 million for 2016, and $126 million for 2015. We currently estimate capital expenditures in 2018 will be around $125 million. We expect to continue to finance capital spending through cash on hand and cash provided from operations, together with borrowing available under our $850 million revolving credit facility.

The estimated 2018 capital expenditure amount includes anticipated spending on several improvements to our manufacturing and R&D infrastructure around the world.
Environmental Expenses
We spent approximately $26 million in 2017, $24 million in 2016, and $22 million in 2015 for ongoing environmental operating and clean-up costs, excluding depreciation of previously capitalized expenditures. These environmental operating and clean-up expenses are included in cost of goods sold. We expect to continue to fund these costs through cash provided by operations.
Contractual Obligations
The table below shows our year-end contractual obligations by year due.

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Debt obligations (a)	$600	$0	$0	$350	$250
Interest payable on long-term debt and capital lease obligations	158	24	48	48	38
Letters of credit (b)	3	0	0	0	3
Capital lease obligations (c)	6	0	1	1	4
Operating lease obligations	62	15	19	9	19
Property, plant, and equipment purchase obligations	26	26	0	0	0
Purchase obligations (d)	1,087	194	397	383	113
Other long-term liabilities (e)	69	28	7	10	24
Reserves for uncertain tax positions	9	2	6	1	0
Total	$2,020	$289	$478	$802	$451

(a)	Amounts represent contractual payments due on the 4.10% senior notes and the Prudential senior unsecured notes as of December 31, 2017. See Note 12 for more information on long-term debt obligations.

(b)	We intend to renew letters of credit when necessary as they mature; therefore, the obligations do not have a definitive maturity date.

(c)	Amounts represent the debt obligation under the capital leases related to the Singapore manufacturing facility, as well as future minimum lease payments in excess of the capital lease debt obligation.

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

(e)
These represent other long-term liability amounts reflected in our Consolidated Balance Sheets that have known payment streams. Amounts include environmental liabilities, contributions associated with pension and postretirement benefit plans, and tax payments related to the deemed repatriation of foreign earnings resulting from the Tax Reform Act. Amounts accrued for potential exposure with respect to litigation, claims, and assessments are not included in the table above.

Pension and Postretirement Benefit Plans
Our U.S. and foreign benefit plans are discussed separately below. The information applies to all of our U.S. benefit plans. Our foreign plans are quite diverse, and the actuarial assumptions used by the various foreign plans are based upon the circumstances of each particular country and retirement plan. The discussion surrounding our foreign retirement benefits focuses only on our pension plan in the United Kingdom (U.K.), which represents the majority of the amounts recorded in our financial statements for foreign pension plans. We use a December 31 measurement date to determine our pension and postretirement expenses and related financial disclosure information. Additional information on our pension and postretirement plans is in Note 17.
U.S. Pension and Postretirement Benefit Plans—The average remaining service period of active participants for our U.S. plans is 13.5 years, while the average remaining life expectancy of inactive participants is 23.2 years. We utilize the sex distinct RP-2014 tables with separate rates for annuitants and non-annuitants, adjusted to remove MP-2014 improvements, with separate rates for annuitants and non-annuitants, projected generationally with Scale MP-2017 in determining the impact of the U.S. benefit plans on our financial statements.
Investment Return Assumptions and Asset Allocation—We periodically review our assumptions for the long-term expected return on pension plan assets. As part of the review and to develop expected rates of return, we considered an analysis of expected returns based on the U.S. plans’ asset allocation as of both January 1, 2018 and January 1, 2017. This analysis reflects our expected long-term rates of return for each significant asset class or economic indicator. As of January 1, 2018, the expected rates were 8.5% for U.S. large cap stocks, 4.1% for fixed income, and 3.1% for inflation. The range of returns developed relies both on forecasts and on broad-market historical benchmarks for expected return, correlation, and volatility for each asset class.
The asset allocation for our U.S. pension plans is predominantly weighted toward equities. Through the ongoing monitoring of our investments and review of market data, we have determined that we should maintain the expected long-term rate of return for our U.S. pension plans at 8.5% at December 31, 2017.
An actuarial gain occurred during 2017 as the actual investment return for all of our U.S. pension plans exceeded the expected return by approximately $39 million in 2017. An actuarial loss occurred during both 2016 and 2015 as the actual investment return for all of our U.S. pension plans was less than the expected return by approximately $3 million in 2016 and $26 million in 2015. Investment gains and losses are recognized in earnings on an amortized basis over a period of years, resulting in decreased expense of approximately $1.3 million in 2018. We expect that there will be continued volatility in pension expense as actual investment returns vary from the expected return, but we continue to believe the potential long-term benefits justify the risk premium for equity investments.
At December 31, 2017, our expected long-term rate of return on our postretirement plans was 4.5%. This rate varies from the pension rate of 8.5% primarily because of the difference in investment of assets. The assets of the postretirement plan are held in an insurance contract, which results in a lower assumed rate of investment return.
Pension expense and the life insurance portion of postretirement expense are sensitive to changes in the expected return on assets. For example, decreasing the expected rate of return by 100 basis points to 7.5% for pension assets and 3.5% for postretirement benefit assets (while holding other assumptions constant) would increase the forecasted 2018 expense for our U.S. pension and postretirement plans by approximately $4 million. Similarly, a 100 basis point increase in the expected rate of return to 9.5% for pension assets and 5.5% for postretirement benefit assets (while holding other assumptions constant) would reduce forecasted 2018 pension and postretirement expense by $4 million.
Discount Rate Assumption—We develop the discount rate assumption by determining the single effective discount rate for a unique hypothetical portfolio constructed from investment-grade bonds that, in the aggregate, match the projected cash flows of each of our retirement plans. The discount rate is developed based on the hypothetical portfolio on the last day of December. The discount rate at December 31, 2017 was 3.75% for all plans.
Pension and postretirement benefit expense is also sensitive to changes in the discount rate. For example, decreasing the discount rate by 100 basis points to 2.75% (while holding other assumptions constant) would increase the forecasted 2018 expense for our U.S. pension and postretirement benefit plans by approximately $7 million. A 100 basis point increase in the discount rate to 4.75% would reduce forecasted 2018 pension and postretirement benefit expense by $6 million.

Rate of Projected Compensation Increase—We have maintained our rate of projected compensation increase at December 31, 2017 at 3.5%. The rate assumption was based on an analysis of our projected compensation increases for the foreseeable future.
Liquidity—Cash contribution requirements to the pension plan are sensitive to changes in assumed interest rates and investment gains or losses in the same manner as pension expense. We expect our aggregate cash contributions, before income taxes, to the U.S. pension plans will be approximately $19 million in 2018. We expect our contributions to the postretirement benefit plans will be approximately $1 million in 2018.
Foreign Pension Benefit Plans—Our foreign pension plans are quite diverse. The following information applies only to our U.K. pension plan, which represents the majority of the amounts recorded in our financial statements for our foreign pension plans. The average remaining service period of active participants for our U.K. plan is 13 years, while the average remaining life expectancy of inactive participants is 24 years. We utilize the S2P (Light) mortality tables and allow for future projected improvements in life expectancy in line with the CMI 2016 model (with the default smoothing factor), with a long-term rate of improvement of 1% per year based on the membership of the plan, in determining the impact of the U.K. pension plans on our financial statements.
Investment Return Assumptions and Asset Allocation—We periodically review our assumptions for the long-term expected return on the U.K. pension plan assets. The expected long-term rate of return is based on both the asset allocation, as well as yields available in the U.K. markets.
The target asset allocation in the U.K. is to be invested 40% in pooled equities funds, 40% in pooled government bonds, and 20% in pooled diversified growth funds. The actual allocation at the end of 2017 was 41% in pooled equities funds, 40% in pooled government bonds, and 19% in pooled diversified growth funds. Based on the actual asset allocation and the expected yields available in the U.K. markets, the expected long-term rate of return for the U.K. pension plan was 5.7% at December 31, 2017.
An actuarial gain on the assets occurred during both 2017 and 2016 as the actual investment return exceeded the expected investment return by approximately $5 million in 2017 and $22 million in 2016. An actuarial loss occurred during 2015 as the actual investment return was less than the expected investment return by approximately $5 million. Investment gains and losses are recognized in pension expense on an amortized basis. The amortization of the actuarial net loss is not expected to be material in 2018. We expect that there will be continued volatility in pension expense as actual investment returns vary from the expected return, but we continue to believe the potential benefits justify the risk premium for the target asset allocation.
Pension expense is sensitive to changes in the expected return on assets. For example, decreasing the expected rate of return by 100 basis points to 4.7% (while holding other assumptions constant) would increase the forecasted 2018 expense for our U.K. pension plan by approximately $2 million. Similarly, a 100 basis point increase in the expected rate of return to 6.7% (while holding other assumptions constant) would reduce forecasted 2018 pension expense by approximately $2 million.
Discount Rate Assumption—We utilize a yield curve based on AA-rated corporate bond yields in developing a discount rate assumption. The yield appropriate to the duration of the U.K. plan liabilities is then used. The discount rate at December 31, 2017 was 2.6%.
Pension expense is also sensitive to changes in the discount rate. For example, decreasing the discount rate by 100 basis points to 1.6% (while holding other assumptions constant) would increase the forecasted 2018 expense for our U.K. pension plans by approximately $1 million. A 100 basis point increase in the discount rate to 3.6% would reduce forecasted 2017 pension expense by approximately $1 million.
Rate of Projected Compensation Increase—Our rate of projected compensation increase at December 31, 2017 is 4.3%. The rate assumption was based on an analysis of our projected compensation increases for the foreseeable future.
Liquidity—Cash contribution requirements to the U.K. pension plan are sensitive to changes in assumed interest rates utilized in the pension valuation. We expect our aggregate U.K. cash contributions, before income taxes, will be approximately $4 million in 2018.

OUTLOOK
We are pleased with the overall performance of our business in 2017. Our stated goal is to provide a 10% compounded return per year for our shareholders over any five-year period (defined by earnings per share growth plus dividends), although we may not necessarily achieve a 10% return each year. We continue to have confidence in our customer-focused strategy and approach to the market. We believe the fundamentals of how we run our business - a long-term view, safety-first culture, customer-focused solutions, technology-driven product offerings, and world-class supply chain capability - will continue to be beneficial for all of our stakeholders over the long term.
We expect our petroleum additives segment to deliver solid performance in 2018, after having posted strong operating results over the past several years. We expect that the petroleum additives industry shipment demand will grow at an average annual rate of 1% to 2% over the long-term, as there have been no significant changes in the positive fundamentals of the industry. Over the long-term, we plan to exceed the industry growth rate.
We have made significant investments to expand our capabilities around the world over the last few years, which have continued in 2017. These investments have been and will continue to be in organizational talent, technology development and processes, and global infrastructure, consisting of technical centers, production capability and geographic expansion. Our investments in support of our customers include completing construction of a new manufacturing facility in Singapore and the acquisition of the AMSA business. We intend to utilize these new investments to improve our ability to deliver the solutions that our customers value, expand our global reach, and enhance our operating results. We will continue to invest in our capabilities to provide even better value, service, technology, and customer solutions.
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
Environmental and Legal Proceedings
We have disclosed our environmental matters in Item 1 of this Annual Report on Form 10-K, as well as in Note 16. Our estimates for costs that will be incurred to satisfy our obligations related to environmental matters are affected by many variables, including our judgment regarding the extent of remediation that will be required, future changes in and enforcement and interpretation of laws and regulations, current and future technology available, and timing of remediation activities. While we currently do not anticipate significant changes to the many factors that could impact our environmental requirements, we continue to keep our accruals consistent with these requirements as they change.
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
Intangibles (net of amortization) and Goodwill
We have certain identifiable intangibles amounting to $22 million and goodwill amounting to $123 million at December 31, 2017 that are discussed in Note 9. These intangibles and goodwill relate to our petroleum additives business. The intangibles are being amortized over periods with up to approximately twelve years of remaining life. We continue to assess the market related to the intangibles and goodwill, as well as their specific values, and have concluded the values are appropriate, as are the amortization periods for the intangibles. We also evaluate the intangibles and goodwill for any potential impairment when significant events or circumstances occur that might impair the value of these assets. These evaluations continue to support the values at which the identifiable intangibles and goodwill are carried on our financial statements. However, if conditions were to substantially deteriorate in the petroleum additives market, it could possibly cause a decrease in the estimated useful lives of the intangible assets or result in a noncash write-off of all or a portion of the intangibles and goodwill carrying amounts. A reduction in the amortization period of the intangibles would have no effect on cash flows. We do not anticipate such a change in the market conditions in the near term.

RECENTLY ISSUED ACCOUNTING STANDARDS
For a full discussion of the more significant pronouncements which may impact our financial statements, see Note 22.

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
The following analysis presents the effect on our results of operations, cash flows, and financial position as if the hypothetical changes in market risk factors occurred at December 31, 2017. We analyzed only the potential impacts of our hypothetical assumptions. This analysis does not consider other possible effects that could impact our business.
Interest Rate Risk
At December 31, 2017, we had total long-term debt of $603 million. All of our long-term debt is at fixed rates. There was no interest rate risk at the end of the year associated with the fixed rate debt.
At December 31, 2017, we had no outstanding borrowings of variable rate debt under our revolving credit facility, so there was no interest rate risk at the end of the year associated with the revolving credit facility.
A hypothetical 100 basis point decrease in interest rates, holding all other variables constant, would have resulted in a change of $37 million in fair value of our debt at December 31, 2017.
Foreign Currency Risk
We sell to customers in foreign markets through our foreign subsidiaries, as well as through export sales from the United States. These transactions are often denominated in currencies other than the U.S. Dollar. Our primary currency exposures are the European Union Euro, British Pound Sterling, Japanese Yen, Chinese Renminbi, Indian Rupee, Singapore Dollar, Mexican Peso, Australian Dollar, and Canadian Dollar. We may enter into forward contracts as hedges to minimize the fluctuation of intercompany accounts receivable denominated in foreign currencies. At December 31, 2017, we had no outstanding forward contracts.
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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of NewMarket Corporation:
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of NewMarket Corporation and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Richmond, Virginia
February 15, 2018

We have served as the Company's or its predecessor's auditor since 1947.

NewMarket Corporation and Subsidiaries
Consolidated Statements of Income

	Years Ended December 31,
(in thousands, except per-share amounts)	2017	2016	2015
Net sales	$2,198,404	$2,049,451	$2,140,830
Cost of goods sold	1,556,386	1,368,690	1,461,774
Gross profit	642,018	680,761	679,056
Selling, general, and administrative expenses	165,056	161,112	164,082
Research, development, and testing expenses	140,193	156,959	158,254
Operating profit	336,769	362,690	356,720
Interest and financing expenses, net	21,856	16,785	14,652
Other income (expense), net	529	(2,697)	(3,097)
Income before income tax expense	315,442	343,208	338,971
Income tax expense	124,933	99,767	100,368
Net income	$190,509	$243,441	$238,603
Earnings per share - basic and diluted	$16.08	$20.54	$19.45

See accompanying Notes to Consolidated Financial Statements

NewMarket Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
(in thousands)	2017	2016	2015
Net income	$190,509	$243,441	$238,603
Other comprehensive income (loss):
Pension plans and other postretirement benefits:
Prior service credit (cost) arising during the period, net of income tax expense (benefit) of $(286) in 2016 and $13,913 in 2015	0	(463)	21,855
Amortization of prior service cost (credit) included in net periodic benefit cost (income), net of income tax expense (benefit) of $(1,127) in 2017, $(1,123) in 2016 and $(375) in 2015	(1,955)	(1,801)	(629)
Actuarial net gain (loss) arising during the period, net of income tax expense (benefit) of $2,814 in 2017, $(4,409) in 2016 and $(2,477) in 2015	10,966	(8,102)	(1,331)
Amortization of actuarial net loss (gain) included in net periodic benefit cost (income), net of income tax expense (benefit) of $2,028 in 2017, $2,287 in 2016 and $3,052 in 2015	3,656	3,977	5,426
Total pension plans and other postretirement benefits	12,667	(6,389)	25,321
Foreign currency translation adjustments, net of income tax expense (benefit) of $703 in 2017, $(895) in 2016 and $(71) in 2015	23,849	(31,595)	(30,687)
Other comprehensive income (loss)	36,516	(37,984)	(5,366)
Comprehensive income	$227,025	$205,457	$233,237

See accompanying Notes to Consolidated Financial Statements

NewMarket Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31,
(in thousands, except share amounts)	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$84,166	$192,154
Trade and other accounts receivable, net	335,317	306,916
Inventories	383,097	311,512
Prepaid expenses and other current assets	31,074	26,301
Total current assets	833,654	836,883
Property, plant, and equipment, at cost	1,474,962	1,264,957
Less accumulated depreciation and amortization	822,681	761,212
Net property, plant, and equipment	652,281	503,745
Intangibles (net of amortization) and goodwill	144,337	10,436
Prepaid pension cost	66,495	25,800
Deferred income taxes	4,349	29,063
Deferred charges and other assets	11,038	10,509
Total assets	$1,712,154	$1,416,436
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$159,408	$141,869
Accrued expenses	107,999	104,082
Dividends payable	19,055	17,478
Income taxes payable	16,340	17,573
Other current liabilities	13,991	13,588
Total current liabilities	316,793	294,590
Long-term debt	602,900	507,275
Other noncurrent liabilities	190,812	131,320
Total liabilities	1,110,505	933,185
Commitments and contingencies (Note 16)
Shareholders’ equity:
Common stock and paid-in capital (without par value; authorized shares - 80,000,000; issued and outstanding - 11,779,978 at December 31, 2017 and 11,845,972 at December 31, 2016)	0	1,603
Accumulated other comprehensive loss	(145,994)	(182,510)
Retained earnings	747,643	664,158
Total shareholders' equity	601,649	483,251
Total liabilities and shareholders' equity	$1,712,154	$1,416,436

See accompanying Notes to Consolidated Financial Statements

NewMarket Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity

	Common Stock and Paid-in Capital		Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
(in thousands, except share and per-share amounts)	Shares	Amount
Balance at December 31, 2014	12,446,365	$0	$(139,160)	$560,201	$421,041
Net income				238,603	238,603
Other comprehensive income (loss)			(5,366)		(5,366)
Cash dividends ($5.80 per share)				(70,763)	(70,763)
Repurchases of common stock	(501,261)	(3,070)		(194,781)	(197,851)
Tax benefit from stock-based compensation		374			374
Tax withholdings related to stock-based compensation	(3,135)	(3)		(1,196)	(1,199)
Stock-based compensation	6,477	2,699		26	2,725
Balance at December 31, 2015	11,948,446	0	(144,526)	532,090	387,564
Net income				243,441	243,441
Other comprehensive income (loss)			(37,984)		(37,984)
Cash dividends ($6.40 per share)				(75,829)	(75,829)
Repurchases of common stock	(98,867)	(252)		(35,563)	(35,815)
Tax withholdings related to stock-based compensation	(2,582)	(1,076)		0	(1,076)
Stock-based compensation	(1,025)	2,931		19	2,950
Balance at December 31, 2016	11,845,972	1,603	(182,510)	664,158	483,251
Net income				190,509	190,509
Other comprehensive income (loss)			36,516		36,516
Cash dividends ($7.00 per share)				(82,885)	(82,885)
Repurchases of common stock	(70,689)	(3,607)		(24,150)	(27,757)
Tax withholdings related to stock-based compensation	(2,328)	(915)		0	(915)
Stock-based compensation	7,023	2,919		11	2,930
Balance at December 31, 2017	11,779,978	$0	$(145,994)	$747,643	$601,649

See accompanying Notes to Consolidated Financial Statements

NewMarket Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2017	2016	2015
Cash and cash equivalents at beginning of year	$192,154	$93,424	$103,003
Cash flows from operating activities:
Net income	190,509	243,441	238,603
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	55,340	44,893	42,265
Noncash pension and postretirement expense	7,959	12,829	22,037
Deferred income tax expense	27,375	19,185	150
Tax Reform Act expense	31,375	0	0
Unrealized gain on derivative instruments, net	0	0	(1,656)
Change in assets and liabilities:
Trade and other accounts receivable, net	250	(38,231)	7,215
Inventories	(44,936)	14,480	(21,747)
Prepaid expenses	(2,715)	8,790	1,464
Accounts payable and accrued expenses	17,955	18,455	(8,809)
Book overdrafts	1,595	10,149	(8,241)
Income taxes payable	(8,475)	7,172	6,856
Cash pension and postretirement contributions	(26,264)	(25,898)	(26,813)
Realized loss on derivative instruments, net	0	4,825	4,877
Other, net	(7,173)	33,344	11,826
Cash provided from (used in) operating activities	242,795	353,434	268,027
Cash flows from investing activities:
Capital expenditures	(148,713)	(142,874)	(126,499)
Acquisition of business (net of $1,131 cash acquired)	(183,930)	0	0
Deposits for interest rate swap	0	(7,570)	(16,487)
Return of deposits for interest rate swap	0	11,832	18,140
Other, net	(2,000)	(4,749)	(4,877)
Cash provided from (used in) investing activities	(334,643)	(143,361)	(129,723)
Cash flows from financing activities:
Net (repayments) borrowings under revolving credit facility	(156,000)	11,000	131,000
Issuance of 3.78% senior notes	250,000	0	0
Dividends paid	(82,885)	(75,829)	(70,763)
Repurchases of common stock	(25,998)	(35,815)	(194,924)
Other, net	(4,093)	(2,733)	(791)
Cash provided from (used in) financing activities	(18,976)	(103,377)	(135,478)
Effect of foreign exchange on cash and cash equivalents	2,836	(7,966)	(12,405)
(Decrease) increase in cash and cash equivalents	(107,988)	98,730	(9,579)
Cash and cash equivalents at end of year	$84,166	$192,154	$93,424

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
Foreign Currency Translation—We translate the balance sheets of our foreign subsidiaries into U.S. Dollars based on the current exchange rate at the end of each period. We translate the statements of income using the weighted-average exchange rates for the period. NewMarket includes translation adjustments in the Consolidated Balance Sheets as part of accumulated other comprehensive loss and transaction adjustments in the Consolidated Statements of Income as part of cost of goods sold. Foreign currency transaction adjustments resulted in a net gain of $5 million in both 2017 and 2016, and a net loss of $11 million in 2015.
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
Accounts Receivable—We record our accounts receivable at net realizable value. We maintain an allowance for doubtful accounts for estimated losses resulting from our customers not making required payments. We determine the adequacy of the allowance by periodically evaluating each customer’s receivable balance, considering their financial condition and credit history, and considering current economic conditions. The allowance for doubtful accounts was not material at December 31, 2017 or December 31, 2016.
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
We have historically tested goodwill for impairment as of December 31. This year, we voluntarily changed the annual impairment assessment date from December 31 to December 1. We determined this measurement date, which represents a change in the method of applying an accounting principle, to be preferable as it better aligns with our business planning and forecasting process, which is a key component of the annual impairment testing. The change in the measurement date did not delay, accelerate, or prevent an impairment charge.
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
Employee Savings Plan—Most of our full-time salaried and hourly employees may participate in defined contribution savings plans. Employees who are covered by collective bargaining agreements may also participate in a savings plan according to the terms of their bargaining agreements. Employees, as well as NewMarket, contribute to the plans. We made contributions of $6 million in 2017, $7 million in 2016, and $6 million in 2015 related to these plans.
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
We generally provide for additional U.S. taxes that would be incurred if a foreign subsidiary returns its earnings in cash to the United States. Undistributed earnings of certain foreign subsidiaries for which U.S. taxes have not been provided were zero at December 31, 2017, and totaled approximately at $537 million at December 31, 2016, and $436 million at December 31, 2015.  The decrease from 2016 to 2017 is due to the deemed repatriation of foreign earnings resulting

Notes to Consolidated Financial Statements

from the enactment of the Tax Reform Act. Deferred income taxes were not provided on the undistributed earnings in 2016 and 2015 since we expected them to be indefinitely reinvested abroad.  Deferred income taxes were not recorded for undistributed earnings in 2017 because such earnings would either not be subject to U.S. tax when remitted as a result of the enactment the Tax Reform Act or they are considered permanently reinvested. As a result of this new legislation, we are continuing to evaluate the unrecognized deferred tax liability associated with our investment in foreign subsidiaries, but we do not anticipate the amount to be significant.
Capital Lease Obligation—We record our capital lease obligations at the lower of fair market value of the related asset at the inception of the lease or the present value of the total minimum lease payments.
Derivative Financial Instruments and Hedging Activities—We are exposed to certain risks arising from both our business operations and economic conditions. We manage our exposures to a wide variety of business and operational risks through management of our core business activities.
We manage certain economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of our debt funding, as well as through the use of derivative financial instruments. Specifically, we have entered, and in the future may enter, into interest rate swaps to manage our exposure to interest rate movements.
In addition, our foreign operations expose us to fluctuations of foreign exchange rates. These fluctuations may impact our results of operations, financial position, and cash flows. To manage this exposure, we sometimes enter into foreign currency forward contracts to minimize currency exposure due to cash flows from foreign operations.
We record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. We may enter into derivative contracts that are intended to economically hedge certain of our risks, even though hedge accounting does not apply or we elect not to apply hedge accounting. We do not enter into derivative instruments for speculative purposes. We had no derivative financial instruments outstanding at December 31, 2017 or December 31, 2016.
In 2009, we entered into an interest rate swap with Goldman Sachs in the notional amount of $97 million and with a maturity date of January 19, 2022 (Goldman Sachs interest rate swap). While outstanding, this exposure was fully collateralized through cash deposits posted with Goldman Sachs. We terminated this swap on September 7, 2016 and settled the liability using approximately $22 million of the cash deposit with Goldman Sachs. Under the terms of this interest rate swap, NewMarket made fixed rate payments at 5.3075% and Goldman Sachs made variable rate payments based on three-month LIBOR.
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

Notes to Consolidated Financial Statements

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

A preliminary allocation of the purchase price is as follows (in millions):

Cash	$1
Trade accounts receivable	16
Inventory	7
Property, plant, and equipment	53
Goodwill	118
Intangible assets	18
Other long-term assets	2
Other current liabilities	(8)
Other long-term liabilities	(3)
Deferred taxes	(19)
Fair value of net assets acquired	$185

Identified intangible assets acquired consisted of the following:

	Fair Value (in millions)	Estimated Useful Lives (in years)
Formulas and technology	$9	3-6
Customer base	9	4
Total identified intangible assets	$18

As part of the acquisition, we recorded $118 million of goodwill. The goodwill recognized is attributable to expected synergies, including a secure supply source for certain raw materials, as well as the skilled assembled workforce of AMSA. All of the goodwill recognized is part of the petroleum additives segment, and none is deductible for Mexican tax purposes.

Notes to Consolidated Financial Statements

Pro forma results of operations are not presented as the acquisition was not considered material to our consolidated results.

3.    Earnings Per Share
We had 16,708 shares in 2017, 17,130 shares in 2016, and 26,450 shares in 2015 of nonvested restricted stock that were excluded from the calculation of diluted earnings per share, as their effect on earnings per share would be anti-dilutive.
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

	Years Ended December 31,
(in thousands, except per-share amounts)	2017	2016	2015
Earnings per share numerator:
Net income attributable to common shareholders before allocation of earnings to participating securities	$190,509	$243,441	$238,603
Earnings allocated to participating securities	356	477	482
Net income attributable to common shareholders after allocation of earnings to participating securities	$190,153	$242,964	$238,121
Earnings per share denominator:
Weighted-average number of shares of common stock outstanding - basic and diluted	11,824	11,828	12,241
Earnings per share - basic and diluted	$16.08	$20.54	$19.45

4.	Supplemental Cash Flow Information

	Years Ended December 31,
(in thousands)	2017	2016	2015
Cash paid during the year for
Interest and financing expenses (net of capitalization)	$20,376	$18,775	$16,193
Income taxes	59,010	60,998	99,006

Supplemental disclosure of non-cash transactions:
Release of deposit account funds to terminate interest rate swap	$0	$21,868	$0
Non-cash additions to property, plant, and equipment	11,209	8,762	13,959
Non-cash obligation under capital lease	1,341	4,810	0

5.	Trade and Other Accounts Receivable, Net

	December 31,
(in thousands)	2017	2016
Trade receivables	$310,941	$265,991
Income tax receivables	7,455	26,189
Other	16,921	14,736
	$335,317	$306,916

Notes to Consolidated Financial Statements

6.	Inventories

	December 31,
(in thousands)	2017	2016
Finished goods and work-in-process	$319,036	$254,068
Raw materials	51,485	45,581
Stores, supplies, and other	12,576	11,863
	$383,097	$311,512
Our U.S. finished goods, work-in-process, and raw materials inventories, which are stated on the LIFO basis, amounted to $128 million at December 31, 2017, which was below replacement cost by approximately $49 million. At December 31, 2016, LIFO basis inventories were $130 million, which was approximately $39 million below replacement cost.
Our foreign inventories amounted to $244 million at December 31, 2017 and $176 million at December 31, 2016.
Reserves for obsolete and slow-moving inventory included in the table above were not material at December 31, 2017 or December 31, 2016.

7.	Prepaid Expenses and Other Current Assets

	December 31,
(in thousands)	2017	2016
Dividend funding	$19,055	$17,478
Income taxes on intercompany profit	6,866	3,954
Other	5,153	4,869
	$31,074	$26,301

8.	Property, Plant, and Equipment, at Cost

	December 31,
(in thousands)	2017	2016
Land	$42,067	$40,190
Land improvements	45,144	44,048
Leasehold improvements	1,636	1,510
Buildings	170,624	161,512
Machinery and equipment	1,043,194	915,423
Construction in progress	172,297	102,274
	$1,474,962	$1,264,957
We depreciate the cost of property, plant, and equipment by the straight-line method over the following estimated useful lives:

Land improvements	5 - 30 years
Buildings	10 - 48 years
Machinery and equipment	3 - 20 years

Notes to Consolidated Financial Statements

Depreciation expense was $51 million in 2017, $42 million in 2016, and $35 million in 2015.

9.	Intangibles (Net of Amortization) and Goodwill
The net carrying amount of intangibles and goodwill was $144 million at December 31, 2017 and $10 million at December 31, 2016. The gross carrying amount and accumulated amortization of each type of intangible asset and goodwill are presented in the table below.

	December 31,
	2017		2016
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Formulas and technology	$12,339	$3,280	$2,678	$1,958
Contract	2,000	200	2,000	0
Customer bases	15,759	5,140	6,938	3,961
Trademarks and trade names	1,531	1,213	1,513	1,069
Goodwill	122,541		4,295
	$154,170	$9,833	$17,424	$6,988
Aggregate amortization expense		$2,845		$1,860
Aggregate amortization expense was $6 million in 2015. All of the intangibles relate to the petroleum additives segment. The change in the gross carrying amount between 2016 and 2017 is primarily due to additional goodwill and identifiable intangibles from the acquisition of AMSA, as well as foreign currency fluctuations. The additional goodwill and identifiable intangibles from the acquisition of AMSA are preliminary and are subject to adjustment if additional information is obtained about facts that existed as of the acquisition date. The final determination of the fair values will be completed within the measurement period of up to one year from the acquisition date. See Note 2 for further information.
There is no accumulated goodwill impairment.
Estimated annual amortization expense related to our intangible assets for the next five years is expected to be (in thousands):

2018	$7,651
2019	4,660
2020	3,024
2021	2,206
2022	1,473
We amortize the contract over 10 years; customer bases over 4 years to 20 years; formulas and technology over 3 years to 10 years; and trademarks and trade names over 10 years.

10.	Deferred Charges and Other Assets

	December 31,
(in thousands)	2017	2016
Asbestos insurance receivables	$3,767	4,147
Deferred financing costs, net of amortization	2,614	1,414
Other	4,657	4,948
	$11,038	$10,509
Deferred financing costs, net of amortization in the table above include only those costs associated with the revolving credit facility. The amount of deferred financing costs, net of amortization related to the 4.10% senior notes is reported as a component of long-term debt. See Note 12 for further information on our long-term debt.

Notes to Consolidated Financial Statements

11.	Accrued Expenses

	December 31,
(in thousands)	2017	2016
Employee benefits, payroll, and related taxes	$36,252	$33,019
Customer rebates	20,703	20,944
Taxes other than income and payroll	5,398	6,046
Capital projects	6,316	18,779
Other	39,330	25,294
	$107,999	$104,082

12.	Long-term Debt

	December 31,
(in thousands)	2017	2016
Senior notes - 4.10% due 2022 (net of related deferred financing costs)	$347,091	$346,505
Senior notes - 3.78% due 2029	250,000	0
Revolving credit facility	0	156,000
Capital lease obligations	5,809	4,770
	$602,900	$507,275
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
We were in compliance with all covenants under the indenture governing the 4.10% senior notes as of December 31, 2017 and December 31, 2016.

Notes to Consolidated Financial Statements

3.78% Senior Notes – On January 4, 2017, we issued $250 million in senior unsecured notes in a private placement with The Prudential Insurance Company of America and certain other purchasers. These notes bear interest at 3.78% and mature on January 4, 2029. Interest is payable semiannually and principal payments of $50 million are payable annually beginning on January 4, 2025. We have the right to make optional prepayments on the notes at any time, subject to certain limitations. The note purchase agreement contains representations, warranties, terms and conditions customary for transactions of this type. These include negative covenants, certain financial covenants and events of default which are substantially similar to the covenants and events of default in our revolving credit facility. We were in compliance with all covenants under the 3.78% senior notes as of December 31, 2017.
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
There were no outstanding borrowings under the Credit Agreement at December 31, 2017. At December 31, 2016, the outstanding borrowings under our former revolving credit facility amounted to $156 million.
We paid financing costs in 2017 of approximately $1.9 million related to this revolving credit facility and carried over deferred financing costs from our previous revolving credit facility of approximately $0.9 million, resulting in total deferred financing costs of $2.8 million as of December 31, 2017, which we are amortizing over the term of the Credit Agreement. Deferred financing costs from our former revolving credit facility of approximately $0.2 million were written off when we entered into our current revolving credit facility.
The obligations under the Credit Agreement are unsecured and fully guaranteed by NewMarket. The revolving credit facility matures on September 22, 2022.
Borrowings made under the revolving credit facility bear interest, at our option, at an annual rate equal to either (1) the Alternate Base Rate (ABR) plus the Applicable Rate (as defined in the Credit Agreement) (solely in the case of loans denominated in U.S. dollars to NewMarket) or (2) the Adjusted LIBO Rate plus the Applicable Rate. ABR is the greater of (i) the rate of interest publicly announced by the Administrative Agent as its prime rate, (ii) the NYFRB Rate (as defined in the credit Agreement) from time to time plus 0.5%, and (iii) the Adjusted LIBO Rate for a one month interest period plus 1%. The Adjusted LIBO Rate means the rate at which Eurocurrency deposits in the London interbank market for certain periods (as selected by NewMarket) are quoted, as adjusted for statutory reserve requirements for Eurocurrency liabilities and other applicable mandatory costs. The Applicable Rate ranges from 0.0% to 0.625% (depending on our consolidated Leverage Ratio or Credit Ratings) for loans bearing interest based on the ABR. The Applicable Rate ranges from 1.00% to 1.625% (depending on our Leverage Ratio or Credit Ratings) for loans bearing interest based on the Adjusted LIBO Rate. At December 31, 2017, the Applicable Rate was 0.125% for loans bearing interest based on the ABR and 1.125% for loans bearing interest based on the Adjusted LIBO Rate.
The Credit Agreement contains financial covenants that require NewMarket to maintain a consolidated Leverage Ratio (as defined in the Credit Agreement) of no more than 3.50 to 1.00 except during an Increased Leverage Period (as defined in the Credit Agreement) at the end of each quarter, and a consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of no less than 3.00 to 1.00, calculated on a rolling four quarter basis, as of the end of each fiscal quarter. We were in compliance with all covenants under the revolving credit facility at December 31, 2017 and the former revolving credit facility at December 31, 2016.

Notes to Consolidated Financial Statements

The following table provides information related to the unused portion of our revolving credit facility in effect at December 31, 2017 and December 31, 2016:

	December 31,
(in thousands)	2017	2016
Maximum borrowing capacity under the revolving credit facility	$850,000	$650,000
Outstanding borrowings under the revolving credit facility	0	156,000
Outstanding letters of credit	2,830	3,483
Unused portion of revolving credit facility	$847,170	$490,517
The average interest rate for borrowings under our revolving credit facilities was 2.5% during 2017 and 1.9% during 2016. The average interest rate on outstanding borrowings was 2.1% at December 31, 2016.
Capital Lease Obligations – The capital lease obligations are related to the Singapore manufacturing facility.

13.	Other Noncurrent Liabilities

	December 31,
(in thousands)	2017	2016
Employee benefits	$89,116	$81,377
Deferred income taxes	35,303	9,234
Deemed repatriation of earnings	26,901	0
Environmental remediation	11,753	13,796
Asbestos litigation reserve	8,251	9,710
Other	19,488	17,203
	$190,812	$131,320

14.	Stock-based Compensation
The 2014 Incentive Compensation and Stock Plan (the Plan) was approved on April 24, 2014. Any employee of our company or an affiliate or a person who is a member of our Board of Directors or the board of directors of an affiliate is eligible to participate in the Plan if the Compensation Committee of the Board of Directors (the Administrator), in its sole discretion, determines that such person has contributed or can be expected to contribute to the profits or growth of our company or its affiliates (each, a participant). Under the terms of the Plan, we may grant participants stock awards, incentive awards, stock units, or options (which may be either incentive stock options or nonqualified stock options), or stock appreciation rights (SARs), which may be granted with a related option. Stock options entitle the participant to purchase a specified number of shares of our common stock at a price that is fixed by the Administrator at the time the option is granted; provided, however, that the price cannot be less than the shares’ fair market value on the date of grant. The maximum period in which an option may be exercised is fixed by the Administrator at the time the option is granted but, in the case of an incentive stock option, cannot exceed ten years. No participant may be granted or awarded, in any calendar year, shares, options, SARs, or stock units covering more than 200,000 shares of our common stock in the aggregate. For purposes of this limitation and the individual limitation on the grant of options, an option and corresponding SAR are treated as a single award.
The maximum aggregate number of shares of our common stock that may be issued under the Plan is 1,000,000. At December 31, 2017, 974,044 shares were available for grant. During 2017, we granted 650 shares to five of our non-employee directors, which vested immediately.

Notes to Consolidated Financial Statements

A summary of activity during 2017 related to NewMarket’s restricted stock and restricted stock units (stock awards) is presented below in whole shares:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested stock awards at January 1, 2017	18,114	$379.22
Granted in 2017	6,785	428.61
Vested in 2017	6,795	381.99
Forfeited in 2017	467	378.09
Unvested stock awards at December 31, 2017	17,637	397.18
The weighted average grant-date fair value was $375.57 for stock awards granted in 2015. No awards were granted in 2016. The fair value of shares vested was $3 million in 2017, $3 million in 2016, and $4 million in 2015. We recognized compensation expense of $3 million in 2017, $3 million in 2016, and $2 million in 2015 related to stock awards. At December 31, 2017, total unrecognized compensation expense related to stock awards was $3 million, which is expected to be recognized over a period of 1.5 years.

15.	Fair Value Measurements
The carrying amount of cash and cash equivalents in the Consolidated Balance Sheets, as well as the fair value, was $84 million at December 31, 2017 and $192 million at December 31, 2016. The fair value is categorized in Level 1 of the fair value hierarchy.
Except for the acquisition of AMSA, no events occurred during 2017 requiring adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis. See Note 2 for information on the acquisition of AMSA.
Long-term debt - We record the carrying amount of our long-term debt at historical cost, less deferred financing costs related to the 4.10% senior notes. The estimated fair value of our long-term debt is shown in the table below and is based primarily on estimated current rates available to us for debt of the same remaining duration and adjusted for nonperformance risk and credit risk. The estimated fair value of our publicly traded 4.10% senior notes included in long-term debt in the table below is based on the last quoted price closest to December 31, 2017. The fair value of our debt instruments is categorized as Level 2.

	December 31, 2017		December 31, 2016
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (excluding capital lease obligation)	$597,091	$623,557	$502,505	$507,925

16.	Commitments and Contingencies
Contractual Commitments—NewMarket has operating lease agreements primarily for office space, land, transportation equipment, and storage facilities. Rental expense was $33 million in 2017, $33 million in 2016, and $34 million in 2015.
Future lease payments for all noncancelable operating leases as of December 31, 2017 are (in thousands):

Notes to Consolidated Financial Statements

2018	$14,520
2019	11,328
2020	8,000
2021	5,169
2022	3,461
After 2022	19,206
We have contractual obligations for the construction of assets, as well as purchases of property and equipment, of approximately $26 million at December 31, 2017, all of which are due within five years.
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
Future payments for purchase obligations as of December 31, 2017 are (in thousands):

2018	$193,821
2019	197,235
2020	200,115
2021	196,849
2022	185,956
After 2022	113,310
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

Notes to Consolidated Financial Statements

•	We are often one of many defendants. This factor influences both the number of claims settled against us and the indemnity cost associated with such resolutions.

•
The estimated percent of claimants in each case that, after discovery, will actually make a claim against us, out of the total number of claimants in a case, is based on a level consistent with past experience and current trends.

•
We utilize average comparable plaintiff cost history as the basis for estimating pending premises asbestos related claims. These claims are filed by both former contractors and former employees who worked at past and present company locations. We also include an estimated inflation factor in the calculation.

•	No estimate is made for unasserted claims.

•
The estimated recoveries from insurance and Albemarle Corporation (a former operation of our company) for these cases are based on, and are consistent with, the 2005 settlement agreements with Travelers Indemnity Company.

Based on the above assumptions, we have provided an undiscounted liability related to premises asbestos claims of $10 million at December 31, 2017 and $11 million December 31, 2016. The liabilities related to asbestos claims are included in accrued expenses (current portion) and other noncurrent liabilities on the Consolidated Balance Sheets. Certain of these costs are recoverable through the settlement agreement with The Travelers Indemnity Company, as well as an agreement with Albemarle Corporation. The receivable for these recoveries related to premises asbestos liabilities was $5 million at both December 31, 2017 and December 31, 2016. These receivables are included in trade and other accounts receivable, net on the Consolidated Balance Sheets for the current portion. The noncurrent portion is included in deferred charges and other assets.
Environmental—We are involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination, disposal of hazardous waste, and other environmental matters at several of our current or former facilities, or at third-party sites where we have been designated as a potentially responsible party (PRP). While we believe we are currently adequately accrued for known environmental issues, it is possible that unexpected future costs could have a significant impact on our financial position, results of operations, and cash flows. Our total accruals for environmental remediation, dismantling, and decontamination were approximately $14 million at December 31, 2017 and $16 million at December 31, 2016. Of the total accrual, the current portion is included in accrued expenses and the noncurrent portion is included in other noncurrent liabilities on the Consolidated Balance Sheets.
Our more significant environmental sites include a former TEL plant site in Louisiana (the Louisiana site) and a Houston, Texas plant site (the Texas site). Together, the amounts accrued on a discounted basis related to these sites represented approximately $7 million of the total accrual above at December 31, 2017, using discount rates ranging from 4% to 9%, and $10 million of the total accrual above at December 31, 2016, using discount rates ranging from 4% to 9%. The aggregate undiscounted amount for these sites was $10 million at December 31, 2017 and $13 million at December 31, 2016. Of the total accrued for these two sites, the amount related to remediation of groundwater and soil was $3 million for the Louisiana site and $4 million for the Texas site at December 31, 2017 and $4 million for the Louisiana site and $5 million for the Texas site at December 31, 2016.
In 2000, the EPA named us as a PRP under Superfund law for the clean-up of soil and groundwater contamination at the five grouped disposal sites known as "Sauget Area 2 Sites" in Sauget, Illinois. Without admitting any fact, responsibility, fault, or liability in connection with this site, we are participating with other PRPs in site investigations and feasibility studies. In December 2013, the EPA issued its ROD confirming its remedies for the selected Sauget Area 2 sites. In August 2017, the EPA issued a Special Notice Letter to over 75 PRPs notifying them of potential liability and encouraging the PRPs to voluntarily perform or finance the response actions detailed in the ROD. We have accrued our estimated proportional share of the remedial costs and expenses addressed in the ROD. We do not believe there is any additional information available as a basis for revision of the liability that we have established at December 31, 2017. The amount accrued for this site is not material.

17.	Pension Plans and Other Postretirement Benefits
NewMarket uses a December 31 measurement date for all of our plans.

Notes to Consolidated Financial Statements

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

	Years Ended December 31,
	Pension Benefits			Postretirement Benefits
(in thousands)	2017	2016	2015	2017	2016	2015
Net periodic benefit cost (income)
Service cost	$13,679	$12,860	$13,034	$774	$705	$2,244
Interest cost	13,289	13,175	11,938	1,582	1,653	2,548
Expected return on plan assets	(26,146)	(23,137)	(20,467)	(1,197)	(1,239)	(1,288)
Amortization of prior service cost (credit)	26	187	99	(3,029)	(3,028)	(1,008)
Amortization of actuarial net (gain) loss	4,725	5,243	6,891	0	0	0
Net periodic benefit cost (income)	5,573	8,328	11,495	(1,870)	(1,909)	2,496
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss)
Actuarial net (gain) loss	(13,386)	9,140	11,095	2,635	156	(1,826)
Prior service cost (credit)	0	749	0	0	0	(35,768)
Amortization of actuarial net gain (loss)	(4,725)	(5,243)	(6,891)	0	0	0
Amortization of prior service (cost) credit	(26)	(187)	(99)	3,029	3,028	1,008
Total recognized in other comprehensive income (loss)	(18,137)	4,459	4,105	5,664	3,184	(36,586)
Total recognized in net periodic benefit cost (income) and other comprehensive income (loss)	$(12,564)	$12,787	$15,600	$3,794	$1,275	$(34,090)
The estimated actuarial net loss to be amortized from accumulated other comprehensive loss into net periodic benefit cost (income) during 2018 is expected to be $5 million for pension plans. The estimated prior service cost to be

Notes to Consolidated Financial Statements

amortized from accumulated other comprehensive loss into net periodic benefit cost (income) during 2018 is not expected to be material for pension plans. The estimated prior service credit to be amortized from accumulated other comprehensive loss into net periodic benefit cost (income) during 2018 related to postretirement benefits is expected to be $3 million.
Changes in the plans’ benefit obligations and assets follow.

	December 31,
	Pension Benefits		Postretirement Benefits
(in thousands)	2017	2016	2017	2016
Change in benefit obligation
Benefit obligation at beginning of year	$316,366	$292,728	$38,110	$38,517
Service cost	13,679	12,860	774	705
Interest cost	13,289	13,175	1,582	1,653
Actuarial net (gain) loss	25,828	6,087	2,506	(322)
Plan amendment	0	748	0	0
Benefits paid	(10,350)	(9,232)	(2,534)	(2,443)
Benefit obligation at end of year	358,812	316,366	40,438	38,110
Change in plan assets
Fair value of plan assets at beginning of year	291,092	260,911	23,238	23,972
Actual return on plan assets	65,360	20,083	1,067	761
Employer contributions	19,319	19,330	1,133	948
Benefits paid	(10,350)	(9,232)	(2,534)	(2,443)
Fair value of plan assets at end of year	365,421	291,092	22,904	23,238
Funded status	$6,609	$(25,274)	$(17,534)	$(14,872)
Amounts recognized in the Consolidated Balance Sheets
Noncurrent assets	$48,515	$15,188	$0	$0
Current liabilities	(2,793)	(2,781)	(1,278)	(1,313)
Noncurrent liabilities	(39,113)	(37,681)	(16,256)	(13,559)
	$6,609	$(25,274)	$(17,534)	$(14,872)
Amounts recognized in accumulated other comprehensive loss
Actuarial net (gain) loss	$88,950	$107,061	$1,710	$(925)
Prior service cost (credit)	32	58	(28,703)	(31,732)
	$88,982	$107,119	$(26,993)	$(32,657)
The accumulated benefit obligation for all domestic defined benefit pension plans was $307 million at December 31, 2017 and $272 million at December 31, 2016.
The fair market value of plan assets exceeded the accumulated benefit obligation for all domestic plans, except the nonqualified plan, at December 31, 2017 and December 31, 2016. The fair market value of plan assets exceeded the projected benefit obligation for all domestic plans, except the nonqualified plan, at December 31, 2017 and December 31, 2016.
The net asset position for plans in which assets exceed the projected benefit obligation is included in prepaid pension cost on the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements

The net liability position of plans in which the projected benefit obligation exceeds assets is included in other noncurrent liabilities on the Consolidated Balance Sheets.
A portion of the accrued benefit cost for the nonqualified plan is included in current liabilities at both December 31, 2017 and December 31, 2016. As the nonqualified plan is unfunded, the amount reflected in current liabilities represents the expected benefit payments related to the nonqualified plan during 2018.
The first table below shows information on domestic pension plans with the accumulated benefit obligation in excess of plan assets. The second table presents information on domestic pension plans with the projected benefit obligation in excess of plan assets.

	December 31,
(in thousands)	2017	2016
Plans with the accumulated benefit obligation in excess of the fair market value of plan assets
Projected benefit obligation	$41,906	$40,462
Accumulated benefit obligation	38,105	35,939
Fair market value of plan assets	0	0

	December 31,
(in thousands)	2017	2016
Plans with the projected benefit obligation in excess of the fair market value of plan assets
Projected benefit obligation	$41,906	$40,462
Fair market value of plan assets	0	0
There are no assets held by the trustee for the retired beneficiaries of the nonqualified plan. Payments to retired beneficiaries of the nonqualified plan are made with cash from operations.
Assumptions—We used the following assumptions to calculate the results of our retirement plans:

	Pension Benefits			Postretirement Benefits
	2017	2016	2015	2017	2016	2015
Weighted-average assumptions used to determine net periodic benefit cost (income) for years ended December 31,
Discount rate	4.250%	4.500%	4.125%	4.250%	4.500%	4.125%
Expected long-term rate of return on plan assets	8.50%	8.50%	8.50%	5.50%	5.50%	5.50%
Rate of projected compensation increase	3.50%	3.50%	3.50%
Weighted-average assumptions used to determine benefit obligations at December 31,
Discount rate	3.750%	4.250%	4.500%	3.750%	4.250%	4.500%
Rate of projected compensation increase	3.50%	3.50%	3.50%

Notes to Consolidated Financial Statements

For pension plans, we base the assumed expected long-term rate of return for plan assets on an analysis of our actual investments, including our asset allocation, as well as an analysis of expected returns. This analysis reflects the expected long-term rates of return for each significant asset class and economic indicator. As of January 1, 2018, the expected rates were 8.5% for U.S. large cap stocks, 4.1% for fixed income, and 3.1% for inflation. The range of returns relies both on forecasts and on broad-market historical benchmarks for expected return, correlation, and volatility for each asset class. Our asset allocation is predominantly weighted toward equities. Through our ongoing monitoring of our investments and review of market data, we have determined that we should maintain the expected long-term rate of return for our U.S. plans at 8.5% at December 31, 2017. For the postretirement plan, we based the assumed expected long-term rate of return for plan assets on an evaluation of projected interest rates, as well as the guaranteed interest rate for our insurance contract.
Plan Assets—Pension plan assets are held and distributed by trusts and consist principally of equity securities and investment-grade fixed income securities. We invest directly in equity securities, as well as in funds which primarily hold equity and debt securities. Our target allocation is 90% to 97% in equities, 3% to 10% in debt securities and 1% to 5% in cash.
The pension obligation is long-term in nature and the investment philosophy followed by the Pension Investment Committee is likewise long-term in its approach. The majority of the pension funds are invested in equity securities as historically, equity securities have outperformed debt securities and cash investments, resulting in a higher investment return over the long-term. While in the short-term, equity securities may underperform other investment classes, we are less concerned with short-term results and more concerned with long-term improvement. The pension funds are managed by five different investment companies who predominantly invest in U.S. and international equities. Each investment company’s performance is reviewed quarterly. A small portion of the funds is in investments such as cash or short-term bonds, which historically has been less vulnerable to short-term market swings. These funds are used to provide the cash needed to meet our monthly obligations.
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

	December 31, 2017				December 31, 2016
		Fair Value Measurements Using				Fair Value Measurements Using
(in thousands)	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Pension Plans
Equity securities:
U. S. companies	$286,103	$286,103	$0	$0	$232,895	$232,895	$0	$0
International companies	2,074	2,074	0	0	1,757	1,757	0	0
Real estate investment trusts	3,487	3,487	0	0	2,653	2,653	0	0
Money market instruments	18,395	18,395	0	0	11,120	11,120	0	0
Pooled investment funds:
Fixed income securities—mutual funds	8,958	8,958	0	0	8,799	8,799	0	0
International equities—mutual fund	16,715	16,715	0	0	13,104	13,104	0	0
Common collective trusts measured at net asset value	26,084				19,780
Insurance contract	3,605	0	3,605	0	984	0	984	0
	$365,421	$335,732	$3,605	$0	$291,092	$270,328	$984	$0
Postretirement Plans
Insurance contract	$22,904	$0	$22,904	$0	$23,238	$0	$23,238	$0
The valuation methodologies used to develop the fair value measurements for the investments in the table above is outlined below. There have been no changes in the valuation techniques used to value the investments.

•	Equity securities, including common stock and real estate investment trusts, are valued at the closing price reported on a national exchange.

•	Money market instruments are valued at cost, which approximates fair value.

•	Pooled investment funds—Mutual funds are valued at the closing price reported on a national exchange.

•
The common collective trusts (the trusts) are valued at the net asset value of units held based on the quoted market value of the underlying investments held by the funds. One of the trusts invests primarily in a diversified portfolio of equity securities of companies located outside of the United States and Canada, as determined by a company's jurisdiction of incorporation. We may make withdrawals from this trust on the first business day of each month with at least ten business days' notice. The other trust invests primarily in a diversified portfolio of equity securities included in the S&P 500 index. There are no restrictions on redemption for the trusts and there were no unfunded commitments.

•	Cash and cash equivalents are valued at cost.

Notes to Consolidated Financial Statements

•
The insurance contracts are unallocated funds deposited with an insurance company and are stated at an amount equal to the sum of all amounts deposited less the sum of all amounts withdrawn, adjusted for investment return.

Cash Flows—For U.S. plans, NewMarket expects to contribute $19 million to our pension plans in 2018. Contributions to our postretirement benefit plans are not expected to be material. The expected benefit payments for the next ten years are as follows.

(in thousands)	Expected Pension Benefit Payments	Expected Postretirement Benefit Payments
2018	$11,404	$2,815
2019	12,426	2,659
2020	13,227	2,511
2021	14,256	2,391
2022	15,154	2,278
2023 through 2027	92,183	10,277
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

	Years Ended December 31,
(in thousands)	2017	2016	2015
Net periodic benefit cost (income)
Service cost	$7,437	$6,926	$8,150
Interest cost	4,314	4,915	4,932
Expected return on plan assets	(8,479)	(6,638)	(7,077)
Amortization of prior service cost (credit)	(79)	(83)	(95)
Amortization of actuarial net (gain) loss	959	1,021	1,587
Net periodic benefit cost (income)	4,152	6,141	7,497
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss)
Actuarial net (gain) loss	(3,029)	3,215	(5,461)
Amortization of actuarial net gain (loss)	(959)	(1,021)	(1,587)
Amortization of prior service (cost) credit	79	83	95
Total recognized in other comprehensive income (loss)	(3,909)	2,277	(6,953)
Total recognized in net periodic benefit cost (income) and other comprehensive income (loss)	$243	$8,418	$544

Notes to Consolidated Financial Statements

The estimated actuarial net loss to be amortized from accumulated other comprehensive loss into net periodic benefit cost (income) during 2018 is expected to be $1 million. The estimated prior service credit to be amortized from accumulated other comprehensive loss into net periodic benefit cost (income) during 2018 is not expected to be material.
Changes in the benefit obligations and assets of the foreign defined benefit pension plans follow.

	December 31,
(in thousands)	2017	2016
Change in benefit obligation
Benefit obligation at beginning of year	$157,101	$146,748
Service cost	7,437	6,926
Interest cost	4,314	4,915
Acquisition	1,888	0
Employee contributions	766	832
Actuarial net (gain) loss	2,417	25,794
Benefits paid	(5,157)	(3,501)
Foreign currency translation	17,049	(24,613)
Benefit obligation at end of year	185,815	157,101
Change in plan assets
Fair value of plan assets at beginning of year	144,877	138,646
Actual return on plan assets	13,778	29,026
Employer contributions	5,646	5,441
Employee contributions	766	832
Benefits paid	(5,157)	(3,501)
Acquisition	1,910	0
Foreign currency translation	15,148	(25,567)
Fair value of plan assets at end of year	176,968	144,877
Funded status	$(8,847)	$(12,224)
Amounts recognized in the Consolidated Balance Sheets
Noncurrent assets	$17,980	$10,612
Current liabilities	(346)	(295)
Noncurrent liabilities	(26,481)	(22,541)
	$(8,847)	$(12,224)
Amounts recognized in accumulated other comprehensive loss
Actuarial net (gain) loss	$38,831	$42,809
Prior service cost (credit)	118	39
Transition obligation	0	10
	$38,949	$42,858
The accumulated benefit obligation for all foreign defined benefit pension plans was $155 million at December 31, 2017 and $132 million at December 31, 2016.

Notes to Consolidated Financial Statements

The fair market value of plan assets exceeded both the accumulated benefit obligation and projected benefit obligation for the United Kingdom and the Canadian Salary plans at both year-end 2017 and 2016. The net asset position of the United Kingdom and Canadian Salary plans are included in prepaid pension cost on the Consolidated Balance Sheets at December 31, 2017 and December 31, 2016. The accumulated benefit obligation and projected benefit obligation exceeded the fair market value of plan assets for the German and Belgian plans at December 31, 2017 and for the German, Belgian, and Mexican plans at December 31, 2016. For the two Mexican plans, the fair market value of plan assets exceeded the accumulated benefit obligation but not the projected benefit obligation at December 31, 2017. The accrued benefit cost of these plans is included in other noncurrent liabilities on the Consolidated Balance Sheets.
As the German plan is unfunded, a portion of the accrued benefit cost for the German plan is included in current liabilities at year-end 2017 and 2016, reflecting the expected benefit payments related to the plan for the following year.
The first table below shows information on foreign pension plans with the accumulated benefit obligation in excess of plan assets. The second table shows information on foreign pension plans with the projected benefit obligation in excess of plan assets.

	December 31,
(in thousands)	2017	2016
Plans with the accumulated benefit obligation in excess of the fair market value of plan assets
Projected benefit obligation	$36,687	$32,407
Accumulated benefit obligation	23,704	21,310
Fair market value of plan assets	10,151	9,568

	December 31,
(in thousands)	2017	2016
Plans with the projected benefit obligation in excess of the fair market value of plan assets
Projected benefit obligation	$39,074	$32,407
Fair market value of plan assets	12,247	9,568
Assumptions—The information in the table below provides the weighted-average assumptions used to calculate the results of our foreign defined benefit pension plans.

	2017	2016	2015
Weighted-average assumptions used to determine net periodic benefit cost (income) for the years ended December 31,
Discount rate	2.53%	3.58%	3.11%
Expected long-term rate of return on plan assets	5.50%	5.10%	5.03%
Rate of projected compensation increase	4.20%	4.28%	4.27%
Weighted-average assumptions used to determine benefit obligations at December 31,
Discount rate	2.36%	2.53%	3.58%
Rate of projected compensation increase	4.14%	4.20%	4.28%
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

Notes to Consolidated Financial Statements

Plan Assets—Pension plan assets vary by foreign location and plan. Assets are held and distributed by trusts and, depending upon the foreign location and plan, consist primarily of pooled equity funds, pooled debt securities funds, pooled diversified funds, equity securities, debt securities, cash, and insurance contracts. The combined weighted-average target allocation of our foreign pension plans is 38% in equities (including pooled funds), 37% in debt securities (including pooled funds), 6% in insurance contracts, and 19% in pooled diversified funds.
While the pension obligation is long-term in nature for each of our foreign plans, the investment strategies followed by each plan vary to some degree based upon the laws of a particular country, as well as the provisions of the specific pension trust. The United Kingdom and Canadian plans are invested predominantly in equity securities funds, diversified funds, and debt securities funds. The funds of these plans are managed by various trustees and investment companies whose performance is reviewed throughout the year. The Belgian plan is invested in an insurance contract. The Mexican plans are invested in various mutual funds, equities, and debt securities. The German plan has no assets.
There are no significant concentrations of risk within plan assets, nor do the equity securities include any NewMarket common stock for any year presented.
The following table provides information on the fair value of our foreign pension plans assets, as well as the related level within the fair value hierarchy. Investments that are measured at fair value using net asset value per share (or its equivalent) have not been classified by level in the fair value hierarchy.

	December 31, 2017				December 31, 2016
		Fair Value Measurements Using				Fair Value Measurements Using
(in thousands)	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Insurance contract	$10,151	$0	$10,151	$0	$9,399	$0	$9,399	$0
Equity securities—international companies	755	755	0	0	0	0	0	0
Debt securities	872	801	71	0	0	0	0	0
Pooled investment funds—mutual funds	469	469	0	0	169	169	0	0
Cash and cash equivalents	825	825	0	0	427	427	0	0
Pooled investment funds (measured at net asset value):
Equity securities—U.S. companies	10,621				9,341
Equity securities—international companies	56,803				64,903
Debt securities	63,007				55,557
Diversified growth funds	33,465				0
Cash and cash equivalents	0				349
Property	0				4,732
	$176,968	$2,850	$10,222	$0	$144,877	$596	$9,399	$0
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

•	Equity securities are valued at the closing price reported on a national exchange.

•	Debt securities are valued by quoted market prices or valued based on yields currently available on comparable securities of issuers with similar credit ratings.

•	Pooled investment funds that are mutual funds are valued at the closing price reported on a national exchange.

•	Cash and cash equivalents are valued at cost.

•
The pooled investment funds are valued at the net asset value of units held by the plans based on the quoted market value of the underlying investments held by the fund. The United Kingdom pension plan is invested in units of life insurance policies that are linked to equity securities funds, government bond funds and diversified growth funds. The underlying assets of the equity funds, bond funds, and diversified growth funds are traded on a national exchange and are based on tracking various indices of the London Stock Exchange. There are no redemption restrictions on these funds. There were no unfunded commitments for the United Kingdom pension plan funds. The Canadian pension plan is invested in a pooled Canadian equity fund and a pooled diversified fund. The Canadian equity fund invests in a diversification (sector and industry) of equities listed on a recognized Canadian exchange. The diversified fund invests in a balanced portfolio of marketable securities and controls short-term risk by diversification in equities, bonds and cash. There are no redemption restrictions on the pooled Canadian funds and there were no unfunded commitments.

Cash Flows—For foreign pension plans, NewMarket expects to contribute $6 million to the plans in 2018. The expected benefit payments for the next ten years for our foreign pension plans are shown in the table below.

(in thousands)	Expected Pension Benefit Payments
2018	$4,061
2019	4,087
2020	4,540
2021	4,637
2022	3,773
2023 through 2027	28,938

Notes to Consolidated Financial Statements

18.	Income Taxes
On December 22, 2017, the U.S. enacted tax legislation commonly known as the Tax Cuts and Jobs Act (Tax Reform Act), which required a one-time transition tax in 2017 on the deemed repatriation of previously deferred foreign earnings and reduces the U.S. corporate tax rate to 21% beginning in 2018. As of December 31, 2017, we have not fully completed our analysis of the impacts of the Tax Reform Act. However, we have recorded the effects of the reduced tax rate on our existing deferred tax balances and have estimated the one-time tax on deferred foreign earnings. We recognized $31 million of income tax expense in the year ended December 31, 2017, as a result of the Tax Reform Act. This expense includes $32 million relating to the one-time tax on deferred foreign earnings, which we will elect to pay over an eight-year period, partially offset by $1 million of reductions to deferred tax liabilities. The amount recorded for the transition tax on foreign earnings that is due within the next 12 months has been recorded as an offset to trade and other accounts receivable, net in our Consolidated Balance Sheet at December 31, 2017. The remainder has been recorded in other noncurrent liabilities.
Our estimate of the transition tax expense is based on currently available information and interpretations regarding the application of the new tax provisions. The U.S. Treasury, the Internal Revenue Service, and other standard-setting bodies could interpret or issue guidance regarding the provisions of the Tax Reform Act that differ from our interpretation, which could impact our provisional expense. Additional work is necessary to further analyze our historical foreign earnings and other items that affect the calculations. Adjustments to the provisional amounts recorded as of December 31, 2017, will affect our tax expense or benefit from continuing operations in the period that adjustments are determined, which will be no later than the fourth quarter of 2018.
Our income before income tax expense, as well as our provision for income taxes is shown in the table below.

	Years Ended December 31,
(in thousands)	2017	2016	2015
Income before income tax expense
Domestic	$140,779	$161,687	$229,561
Foreign	174,663	181,521	109,410
	$315,442	$343,208	$338,971

Income tax expense
Current income taxes
Federal	$61,188	$34,213	$62,491
State	3,942	9,020	11,216
Foreign	32,428	37,349	26,511
	97,558	80,582	100,218
Deferred income taxes
Federal	15,901	13,876	1,287
State	3,633	3,095	(936)
Foreign	7,841	2,214	(201)
	27,375	19,185	150
Total income tax expense	$124,933	$99,767	$100,368

Notes to Consolidated Financial Statements

The reconciliation of the U.S. federal statutory rate to the effective income tax rate follows:

	% of Income Before Income Tax Expense
	2017	2016	2015
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal tax	1.6	2.3	2.0
Foreign operations	(4.4)	(5.8)	(4.3)
Domestic research tax credit	(1.1)	(1.2)	(1.2)
Domestic manufacturing tax benefit	(0.8)	(0.8)	(1.9)
Deemed repatriation of foreign earnings	10.1	0.0	0.0
Other items and adjustments	(0.8)	(0.4)	0.0
Effective income tax rate	39.6%	29.1%	29.6%
Our deferred income tax assets and liabilities follow.

	December 31,
(in thousands)	2017	2016
Deferred income tax assets
Future employee benefits	$8,039	$30,178
Environmental and future shutdown reserves	3,327	5,737
Operating loss and credit carryforwards	6,312	2,935
Trademark expenses	3,852	5,810
Foreign currency translation adjustments	3,993	6,687
Other	3,248	7,458
Gross deferred income tax assets	28,771	58,805
Valuation allowance	(5,768)	(2,935)
Total deferred income tax assets	23,003	55,870
Deferred income tax liabilities
Depreciation and amortization	45,128	29,736
Other	8,829	6,305
Total deferred tax liabilities	53,957	36,041
Net deferred income tax (liabilities) assets	$(30,954)	$19,829
Reconciliation to financial statements
Deferred income tax assets	$4,349	$29,063
Deferred income tax liabilities	35,303	9,234
Net deferred income tax (liabilities) assets	$(30,954)	$19,829

Notes to Consolidated Financial Statements

Deferred income tax liabilities are included in other noncurrent liabilities in our Consolidated Balance Sheets. Our deferred taxes are in a net liability position at December 31, 2017. Our deferred tax assets include $6 million of foreign operating loss carryforwards and foreign and state tax credits. The loss carryforwards expire in 2019 through 2022 and certain tax credits expire in 2026. Based on current forecasted operating plans and historical profitability, we believe that we will recover the full benefit of our deferred tax assets with the exception of $6 million of certain credits and operating loss carryforwards. Therefore, as of December 31, 2017, we have recorded an offsetting valuation allowance against these items, as we do not believe we will be able to utilize these credits and operating loss carryforwards before expiration. The $3 million increase in operating loss and credit carryforwards, and the offsetting valuation allowance, during 2017 is primarily due to recording foreign tax credits as a result of the deemed repatriation of foreign earnings under the Tax Reform Act.
A reconciliation of the beginning and ending balances of the unrecognized tax benefits from uncertain positions is as follows:

	December 31,
(in thousands)	2017	2016	2015
Balance at beginning of year	$8,810	$2,322	$1,465
Increases for tax positions of prior years	865	773	1,035
Decreases for tax positions of prior years	0	0	0
Increases for tax positions of the current year	453	5,826	533
Settlements	(260)	(111)	(497)
Lapses of statutes	(766)	0	(214)
Balance at end of year	$9,102	$8,810	$2,322
At December 31, 2017, $9 million of the amount of unrecognized tax benefits, if recognized, would affect our effective tax rate.
We expect the amount of unrecognized tax benefits to change in the next twelve months; however, we do not expect the change to have a material impact on our financial statements.
Our U.S. subsidiaries file a U.S. federal consolidated income tax return. We are currently under examination by various U.S. state and foreign jurisdictions and remain subject to examination until the statute of limitations expires for the respective tax jurisdiction. We are no longer subject to U.S. federal income examination for years before 2014. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from three to five years. Years still open to examination by foreign tax authorities in major jurisdictions include: the United Kingdom (2015 and forward); Singapore (2013 and forward); Belgium (2016 and forward); and Brazil (2013 and forward).

Notes to Consolidated Financial Statements

19.	Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
The balances of, and changes in, the components of accumulated other comprehensive loss, net of tax, consist of the following:

(in thousands)	Pension Plans and Other Postretirement Benefits	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2014	$(95,119)	$(44,041)	$(139,160)
Other comprehensive income (loss) before reclassifications	20,524	(30,687)	(10,163)
Amounts reclassified from accumulated other comprehensive loss (a)	4,797	0	4,797
Other comprehensive income (loss)	25,321	(30,687)	(5,366)
Balance at December 31, 2015	(69,798)	(74,728)	(144,526)
Other comprehensive income (loss) before reclassifications	(8,565)	(31,595)	(40,160)
Amounts reclassified from accumulated other comprehensive loss (a)	2,176	0	2,176
Other comprehensive income (loss)	(6,389)	(31,595)	(37,984)
Balance at December 31, 2016	(76,187)	(106,323)	(182,510)
Other comprehensive income (loss) before reclassifications	10,966	23,849	34,815
Amounts reclassified from accumulated other comprehensive loss (a)	1,701	0	1,701
Other comprehensive income (loss)	12,667	23,849	36,516
Balance at December 31, 2017	$(63,520)	$(82,474)	$(145,994)
(a) The pension plan and other postretirement benefit components of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (income). See Note 17 for further information.

Notes to Consolidated Financial Statements

20.	Segment and Geographic Area Information
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

	Years Ended December 31,
(in thousands)	2017	2016	2015
Net sales
Petroleum additives
Lubricant additives	$1,790,254	$1,672,523	$1,740,956
Fuel additives	397,029	362,122	384,039
Total	2,187,283	2,034,645	2,124,995
All other	11,121	14,806	15,835
Net sales (a)	$2,198,404	$2,049,451	$2,140,830
Segment operating profit
Petroleum additives	$359,832	$384,906	$374,934
All other	4,318	530	4,372
Segment operating profit	364,150	385,436	379,306
Corporate, general, and administrative expenses	(27,604)	(21,783)	(22,779)
Interest and financing expenses, net	(21,856)	(16,785)	(14,652)
Other income (expense), net	752	(3,660)	(2,904)
Income before income tax expense	$315,442	$343,208	$338,971

(a)	No single customer accounted for 10% or more of our total net sales in 2017, 2016, or 2015.

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

	December 31,
(in thousands)	2017	2016
Segment assets
Petroleum additives	$1,461,013	$1,083,585
All other	14,089	16,019
	1,475,102	1,099,604
Cash and cash equivalents	84,166	192,154
Other accounts receivable	11,026	7,547
Deferred income taxes	4,349	29,063
Prepaid expenses and other current assets	31,074	26,301
Non-segment property, plant, and equipment, net	32,939	29,870
Prepaid pension cost	66,495	25,800
Deferred charges and other assets	7,003	6,097
Total assets	$1,712,154	$1,416,436

	Years Ended December 31,
(in thousands)	2017	2016	2015
Additions to long-lived assets
Petroleum additives	$196,951	$145,768	$124,605
All other	0	21	22
Corporate	6,266	1,895	1,872
Total additions to long-lived assets	$203,217	$147,684	$126,499
Depreciation and amortization
Petroleum additives	$52,266	$42,128	$39,365
All other	13	15	12
Corporate	3,061	2,750	2,888
Total depreciation and amortization	$55,340	$44,893	$42,265

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

	Years Ended December 31,
(in thousands)	2017	2016	2015
Net sales
United States	$696,138	$701,209	$775,591
China	224,409	203,031	184,175
Europe, Middle East, Africa, India	742,337	653,341	669,198
Asia Pacific, except China	293,137	267,585	252,221
Other foreign	242,383	224,285	259,645
Net sales	$2,198,404	$2,049,451	$2,140,830

	December 31,
(in thousands)	2017	2016
Total assets
United States	$557,488	$539,792
Foreign	1,154,666	876,644
Total assets	$1,712,154	$1,416,436
Long-lived assets
United States	$230,049	$224,790
Singapore	271,516	189,485
Other foreign	150,716	89,470
Total long-lived assets	$652,281	$503,745

21.	Selected Quarterly Consolidated Financial Data (unaudited)

(in thousands, except per-share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017
Net sales	$542,818	$547,188	$548,416	$559,982
Gross profit	170,245	164,876	160,305	146,592
Net income	63,937	62,728	59,772	4,072
Earnings per share - basic and diluted	5.39	5.29	5.04	0.35
2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$509,927	$521,807	$516,090	$501,627
Gross profit	175,550	178,400	177,401	149,410
Net income	61,931	64,389	71,449	45,672
Earnings per share - basic and diluted	5.22	5.43	6.03	3.86

Notes to Consolidated Financial Statements

22.	Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09). ASU 2014-09 replaces the previous guidance and clarifies the principles for revenue recognition. It requires a five-step process for revenue recognition that represents the transfer of goods or services to customers in an amount that reflects the consideration expected to be received by a company. ASU 2014-09 also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers. ASU 2014-09 is effective for our reporting period beginning January 1, 2018. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We will adopt the standard as a cumulative-effect adjustment. We have substantially completed the evaluation, analysis, and documentation of our adoption of ASU 2014-09 (including those subsequently issued updates that clarify its provisions) and do not believe the adoption will have a material impact on the timing or amount of revenue recognized in our consolidated financial statements, although there will be expanded footnote disclosures.
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
In March 2017, the FASB issued ASU No. 2017-07, "Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" (ASU 2017-07), which requires that an employer report the service cost component of net benefit cost in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement outside of operating profit. ASU 2017-07 also allows only the service cost component to be eligible for capitalization in assets. There will be no change to net income as a result of ASU 2017-07, which is effective for our reporting period beginning January 1, 2018. Retrospective application is required for the income statement presentation and prospective application is required for the capitalization of the service cost component in assets. The adoption of ASU 2017-07 will result in a change within operating profit with a corresponding change in other income (expense), net to reflect the impact of presenting all components of net benefit cost, except for service cost, outside of operating income. See Note 17 for the components of our net benefit costs. We do not expect a material impact to our consolidated financial statements.

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
There has been no change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in “Internal Control—Integrated Framework (2013),” our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2017. The effectiveness of our internal control over financial reporting as of December 31, 2017, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.

ITEM 9B.    OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our definitive Proxy Statement for our 2018 annual meeting of shareholders (Proxy Statement) under the headings entitled “Election of Directors,” “Committees of Our Board,” “Certain Relationships and Related Transactions,” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is included in Part I of this Form 10-K under the heading entitled “Executive Officers of the Registrant.”
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
The following table presents information as of December 31, 2017 with respect to equity compensation plans under which shares of our common stock are authorized for issuance.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by shareholders:
2014 Incentive Compensation and Stock Plan	0	$0	974,044
Equity compensation plans not approved by shareholders (b):	0	0	0
Total	0	$0	974,044

(a)	There are no outstanding options, rights, or warrants.

(b)	We do not have any equity compensation plans that have not been approved by shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income for each of the three years in the period ended December 31, 2017

Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2017

Consolidated Balance Sheets as of December 31, 2017 and 2016

Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 2017

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2017

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

2.2
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

4.3
Registration Rights Agreement, dated as of December 20, 2012, among NewMarket Corporation, the guarantors listed on the signature pages thereto and J.P. Morgan Securities LLC and the other several initial purchasers of the Notes (incorporated by reference to Exhibit 4.3 to Form 8-K (File No. 1-32190) filed December 21, 2012)

10.1
Note Purchase Agreement dated January 4, 2017, by and among NewMarket Corporation, The Prudential Life Insurance Company of America, The Gibraltar Life Insurance Co., Ltd, The Lincoln National Life Insurance Company and The Prudential Life Insurance Company, Ltd., (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32190) filed January 5, 2017)

10.2
First Amendment, dated as of October 10, 2017, to Note Purchase Agreement dated January 4, 2017, by and among NewMarket Corporation, The Prudential Insurance Company of America, The Gibraltar Life Insurance Co., Ltd, The Lincoln National Life Insurance Company and The Prudential Life Insurance Company, Ltd. (incorporated by reference to Exhibit 10.2 to Form 10-Q (file No. 1-32190) filed October 26, 2017)

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

10.11	Summary of Compensation of Named Executive Officers*

10.12	Summary of Directors’ Compensation (incorporated by reference to Exhibit 10.1 to Form 10-Q (1-32190) filed October 26, 2017)*

10.13	Restricted Stock Award Agreement with Robert A. Shama (incorporated by reference to Exhibit 99.2 to Form 8-K (File No. 1-32190) filed October 27, 2014)*

10.14	Form of Performance Stock Award Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32190) filed December 14, 2016)*

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
(Thomas E. Gottwald, Chairman of the Board, President, and Chief Executive Officer)
Date: February 15, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 15, 2018.

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