Form 10-Q
period 2018-03-31
NEWMARKET CORP
filed 2018-04-26
CIK 1282637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Yes  ☐ No  ☒
Number of shares of common stock, without par value, outstanding as of March 31, 2018: 11,787,054

NEWMARKET CORPORATION

INDEX

PART I.        FINANCIAL INFORMATION
ITEM 1.     Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(in thousands, except per-share amounts)	Three Months Ended March 31
	2018	2017
Net sales	$589,245	$542,818
Cost of goods sold	432,462	374,007
Gross profit	156,783	168,811
Selling, general, and administrative expenses	40,913	40,449
Research, development, and testing expenses	34,295	38,130
Operating profit	81,575	90,232
Interest and financing expenses, net	5,164	5,572
Other income (expense), net	4,900	3,573
Income before income tax expense	81,311	88,233
Income tax expense	20,746	24,296
Net income	$60,565	$63,937
Earnings per share - basic and diluted	$5.14	$5.39
Cash dividends declared per share	$1.75	$1.75

See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(in thousands)	Three Months Ended March 31
	2018	2017
Net income	$60,565	$63,937
Other comprehensive income (loss):
Pension plans and other postretirement benefits:
Amortization of prior service cost (credit) included in net periodic benefit cost, net of income tax expense (benefit) of $(180) in 2018 and $(296) in 2017	(591)	(474)
Amortization of actuarial net loss (gain) included in net periodic benefit cost, net of income tax expense (benefit) of $360 in 2018 and $509 in 2017	1,136	783
Total pension plans and other postretirement benefits	545	309
Foreign currency translation adjustments, net of income tax expense (benefit) of $(40) in 2018 and $280 in 2017	12,758	3,642
Other comprehensive income (loss)	13,303	3,951
Comprehensive income	$73,868	$67,888

See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share amounts)	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$72,830	$84,166
Trade and other accounts receivable, less allowance for doubtful accounts	378,442	335,317
Inventories
Finished goods and work-in-process	328,782	319,036
Raw materials	61,229	51,485
Stores, supplies, and other	12,806	12,576
Total inventories	402,817	383,097
Prepaid expenses and other current assets	32,401	31,074
Total current assets	886,490	833,654
Property, plant, and equipment, at cost	1,502,591	1,474,962
Less accumulated depreciation and amortization	840,122	822,681
Net property, plant, and equipment	662,469	652,281
Intangibles (net of amortization) and goodwill	142,137	144,337
Prepaid pension cost	73,241	66,495
Deferred income taxes	4,316	4,349
Deferred charges and other assets	10,812	11,038
Total assets	$1,779,465	$1,712,154
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$162,651	$159,408
Accrued expenses	91,457	107,999
Dividends payable	18,997	19,055
Income taxes payable	17,207	16,340
Other current liabilities	12,715	13,991
Total current liabilities	303,027	316,793
Long-term debt	624,894	602,900
Other noncurrent liabilities	196,759	190,812
Total liabilities	1,124,680	1,110,505
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock and paid-in capital (without par value; authorized shares - 80,000,000; issued and outstanding shares - 11,787,054 at March 31, 2018 and 11,779,978 at December 31, 2017)	36	0
Accumulated other comprehensive loss	(132,691)	(145,994)
Retained earnings	787,440	747,643
Total shareholders' equity	654,785	601,649
Total liabilities and shareholders’ equity	$1,779,465	$1,712,154

See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in thousands, except share and per-share amounts)	Common Stock and Paid-in Capital		Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2016	11,845,972	$1,603	$(182,510)	$664,158	$483,251
Net income				63,937	63,937
Other comprehensive income (loss)			3,951		3,951
Cash dividends ($1.75 per share)				(20,741)	(20,741)
Stock-based compensation	6,645	617			617
Balance at March 31, 2017	11,852,617	$2,220	$(178,559)	$707,354	$531,015

Balance at December 31, 2017	11,779,978	$0	$(145,994)	$747,643	$601,649
Net income				60,565	60,565
Other comprehensive income (loss)			13,303		13,303
Cash dividends ($1.75 per share)				(20,629)	(20,629)
Repurchases of common stock	(1,600)	(489)		(143)	(632)
Stock-based compensation	8,676	525		4	529
Balance at March 31, 2018	11,787,054	$36	$(132,691)	$787,440	$654,785

See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands)	Three Months Ended March 31
	2018	2017
Cash and cash equivalents at beginning of year	$84,166	$192,154
Cash flows from operating activities:
Net income	60,565	63,937
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	17,665	12,306
Noncash pension and postretirement expense	1,618	2,007
Deferred income tax expense	2,714	5,283
Working capital changes	(63,655)	(39,836)
Cash pension and postretirement contributions	(6,713)	(6,326)
Other, net	(2,154)	(3,163)
Cash provided from (used in) operating activities	10,040	34,208
Cash flows from investing activities:
Capital expenditures	(22,797)	(46,346)
Other, net	0	(2,000)
Cash provided from (used in) investing activities	(22,797)	(48,346)
Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facility	22,000	(156,000)
Issuance of 3.78% senior notes	0	250,000
Dividends paid	(20,629)	(20,741)
Repurchases of common stock	(632)	0
Other, net	(98)	(1,447)
Cash provided from (used in) financing activities	641	71,812
Effect of foreign exchange on cash and cash equivalents	780	1,416
(Decrease) increase in cash and cash equivalents	(11,336)	59,090
Cash and cash equivalents at end of period	$72,830	$251,244

See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Financial Statement Presentation
In the opinion of management, the accompanying consolidated financial statements of NewMarket Corporation and its subsidiaries contain all necessary adjustments for the fair statement of, in all material respects, our consolidated financial position as of March 31, 2018 and December 31, 2017, and our consolidated results of operations and comprehensive income, changes in shareholders' equity, and cash flows for the three months ended March 31, 2018 and March 31, 2017. All adjustments are of a normal, recurring nature, unless otherwise disclosed. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the NewMarket Corporation Annual Report on Form 10-K for the year ended December 31, 2017 (2017 Annual Report), as filed with the Securities and Exchange Commission (SEC). The results of operations for the three month period ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year ending December 31, 2018. The December 31, 2017 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
Unless the context otherwise indicates, all references to “we,” “us,” “our,” the “company,” and “NewMarket” are to NewMarket Corporation and its consolidated subsidiaries.
Prior period amounts on the Consolidated Statements of Income have been reclassified to reflect the retroactive adoption of Accounting Standard Update No. 2017-07, "Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost". See Note 13 for further information.

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

A preliminary allocation of the purchase price is as follows (in millions):

Cash	$1
Trade accounts receivable	16
Inventory	6
Property, plant, and equipment	53
Goodwill	118
Intangible assets	18
Other long-term assets	2
Other current liabilities	(7)
Other long-term liabilities	(3)
Deferred taxes	(19)
Fair value of net assets acquired	$185

Identified intangible assets acquired consisted of the following (in millions):

	Fair Value	Estimated Useful Lives (in years)
Formulas and technology	$9	3-6
Customer base	9	4
Total identified intangible assets	$18

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

3.    Net Sales

On January 1, 2018, we adopted Accounting Standard Codification 606 (ASC 606), "Revenue from Contracts with Customers" using the modified retrospective method and applying the standard only to uncompleted contracts at the date of adoption. The impact of adopting ASC 606 did not result in a change to income, and therefore we are not reflecting a cumulative effect to the opening balance of retained earnings due to the adoption of ASC 606. The comparative period has not been adjusted and continues to be reported under the accounting standards in effect for that period.

Our revenues are primarily derived from the manufacture and sale of petroleum additives products, as well as the sale in North America of tetraethyl lead (TEL). We sell petroleum additives products across the world including to customers located in the United States, Europe, Asia Pacific, Latin America, Canada, India, and the Middle East. Our customers primarily consist of global, national, and independent oil companies. While some of our customers have payment terms beyond 30 days, we do not provide extended payment terms of a year or more, nor do our contracts include a financing component. Our allowance for doubtful accounts is immaterial, as are any bad debts we incur. In limited cases, we collect funds in advance of shipping product to our customers and recognizing the related revenue. These prepayments from customers are recorded as a contract liability to our customer until we recognize the revenue. Prepayments from our customers totaled $7.9 million at March 31, 2018 and $3.3 million at December 31, 2017. Revenue of $3.2 million was recognized in 2018 from funds collected in advance from customers in an earlier period.

We recognize revenue when control of the product is transferred to our customer and for an amount that reflects the consideration that we expect to collect from the customer. Control is generally transferred to the customer when title transfers (which may include physical possession by the customer), we have a right to payment from the customer, the customer has accepted the product, and the customer has assumed the risks and rewards of ownership. We have supplier managed inventory arrangements with some of our customers to facilitate on-demand product availability. In some cases, the inventory resides at a customer site, although title has not transferred, we are not entitled to payment, and we have not invoiced for the product. We have evaluated the contract terms under these arrangements and have determined that control transfers when the customer uses the product, at which time revenue is recognized. Our contracts generally include one performance obligation, which is providing petroleum additives and TEL products. The performance obligation is satisfied at a point in time when products are shipped, delivered, or consumed by the customer, depending on the underlying contracts.

Taxes assessed by a governmental authority which are concurrent with sales to our customers, including sales, use, value-added, and revenue-related excise taxes, are collected by us from the customer and are not included in net sales, but are reflected in accrued expenses until remitted to the appropriate governmental authority. When we are responsible for shipping and handling costs after title has transferred, we account for those as fulfillment costs and include them in cost of goods sold.

Some of our contracts include variable consideration in the form of rebates or business development funds. We record rebates at the point of sale as contra-revenue when we can reasonably estimate the amount of the rebate. The estimates are based on our best judgment at the time of sale, which includes anticipated as well as historical performance. Depending upon the specific terms of a business development fund, amounts are accrued as contra-revenue at the point of sale or are expensed when costs are incurred by us. We regularly review both rebates and business development funds and make adjustments when necessary, recognizing the full amount of any adjustment in the period identified. For the first quarter of 2018, we recognized an increase to net sales of $1.0 million related to adjustments to rebates or business development funds which were recognized in revenue in a prior period. At March 31, 2018, accrued rebates were $11.3 million and accrued business development funds were $1.5 million.

The following table provides information on our net sales by geographic area. Information on net sales by segment is in Note 4.

Three Months Ended March 31
(in thousands)	2018
Net sales
United States	$181,638
China	64,211
Europe, Middle East, Africa, India	198,660
Asia Pacific, except China	82,506
Other foreign	62,230
Net sales	$589,245

4. Segment Information
The tables below show our consolidated segment results. The “All other” category includes the operations of the TEL business, as well as certain contracted manufacturing and services associated with Ethyl Corporation (Ethyl). The results of AMSA's operations are reflected in the petroleum additives segment. See Note 2 for further information on AMSA.

Net Sales by Segment

	Three Months Ended March 31
(in thousands)	2018	2017
Petroleum additives
Lubricant additives	$485,049	$443,961
Fuel additives	101,859	96,072
Total	586,908	540,033
All other	2,337	2,785
Net sales	$589,245	$542,818

Segment Operating Profit

	Three Months Ended March 31
(in thousands)	2018	2017
Petroleum additives	$84,140	$95,413
All other	(77)	1,035
Segment operating profit	84,063	96,448
Corporate, general, and administrative expenses	(5,664)	(6,346)
Interest and financing expenses, net	(5,164)	(5,572)
Other income (expense), net	8,076	3,703
Income before income tax expense	$81,311	$88,233

5.    Pension Plans and Other Postretirement Benefits
The table below shows cash contributions made during the three months ended March 31, 2018, as well as the remaining cash contributions we expect to make during the year ending December 31, 2018, for our domestic and foreign pension plans and domestic postretirement benefit plan.

(in thousands)	Actual Cash Contributions for Three Months Ended March 31, 2018	Expected Remaining Cash Contributions for Year Ending December 31, 2018
Domestic plans
Pension benefits	$4,818	$14,455
Postretirement benefits	423	1,270
Foreign plans
Pension benefits	1,472	4,472

The tables below present information on net periodic benefit cost (income) for our domestic and foreign pension plans and domestic postretirement benefit plan. The service cost component of net periodic benefit cost (income) is presented in operating profit in the same income statement line as the related employee compensation costs. The remaining components of net periodic benefit cost (income) are presented in other income (expense), net on the consolidated statements of income.

	Domestic
	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,
(in thousands)	2018	2017	2018	2017
Service cost	$3,972	$3,379	$216	$186
Interest cost	3,343	3,360	370	394
Expected return on plan assets	(7,445)	(6,503)	(249)	(309)
Amortization of prior service cost (credit)	7	7	(757)	(757)
Amortization of actuarial net (gain) loss	1,341	1,229	0	0
Net periodic benefit cost (income)	$1,218	$1,472	$(420)	$(486)

	Foreign
	Pension Benefits
	Three Months Ended March 31,
(in thousands)	2018	2017
Service cost	$2,079	$1,821
Interest cost	1,164	1,018
Expected return on plan assets	(2,557)	(2,024)
Amortization of prior service cost (credit)	(21)	(19)
Amortization of actuarial net (gain) loss	155	225
Net periodic benefit cost (income)	$820	$1,021

6.    Earnings Per Share
We had 25,384 shares of nonvested restricted stock at March 31, 2018 and 23,775 shares of nonvested restricted stock at March 31, 2017 that were excluded from the calculation of diluted earnings per share, as their effect on earnings per share would be anti-dilutive.
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

	Three Months Ended March 31
(in thousands, except per-share amounts)	2018	2017
Earnings per share numerator:
Net income attributable to common shareholders before allocation of earnings to participating securities	$60,565	$63,937
Earnings allocated to participating securities	103	127
Net income attributable to common shareholders after allocation of earnings to participating securities	$60,462	$63,810
Earnings per share denominator:
Weighted-average number of shares of common stock outstanding - basic and diluted	11,762	11,829
Earnings per share - basic and diluted	$5.14	$5.39

7.    Intangibles (Net of Amortization) and Goodwill

The net carrying amount of intangibles and goodwill was $142 million at March 31, 2018 and $144 million at December 31, 2017. The gross carrying amount and accumulated amortization of each type of intangible asset and goodwill are presented in the table below.

	March 31, 2018		December 31, 2017
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Formulas and technology	$12,365	$3,887	$12,339	$3,280
Contract	2,000	250	2,000	200
Customer bases	15,766	7,352	15,759	5,140
Trademarks and trade names	1,537	1,250	1,531	1,213
Goodwill	123,208		122,541
	$154,876	$12,739	$154,170	$9,833
All of the intangibles relate to the petroleum additives segment. The change in the gross carrying amount between December 31, 2017 and March 31, 2018 is due to an immaterial purchase adjustment to goodwill related to AMSA and foreign currency fluctuation. The goodwill and identifiable intangibles from the acquisition of AMSA are preliminary and are subject to adjustment if additional information is obtained about facts that existed as of the acquisition date. The final determination of the fair values will be completed within the measurement period of up to one year from the acquisition date. See Note 2 for more information. There is no accumulated goodwill impairment.
Amortization expense was (in thousands):

Three months ended March 31, 2018	$2,906
Three months ended March 31, 2017	218

Estimated amortization expense for the remainder of 2018, as well as estimated annual amortization expense related to our intangible assets for the next five years, is expected to be (in thousands):

2018	$4,760
2019	4,675
2020	3,026
2021	2,206
2022	1,473
2023	957

We amortize contracts over 10 years; customer bases over 4 to 20 years; formulas and technology over 3 to 10 years; and trademarks and trade names over 10 years.

8.    Long-term Debt

(in thousands)	March 31, 2018	December 31, 2017
Senior notes - 4.10% due 2022 (net of related deferred financing costs)	$347,238	$347,091
Senior notes - 3.78% due 2029	250,000	250,000
Revolving credit facility	22,000	0
Capital lease obligations	5,656	5,809
	$624,894	$602,900
The outstanding 4.10% senior notes have an aggregate principal amount of $350 million and are registered under the Securities Act of 1933, as amended (Securities Act). The outstanding 3.78% senior notes are unsecured and were issued in a 2017 private placement with The Prudential Insurance Company of America and certain other purchasers. We were in compliance with all covenants under the senior notes as of March 31, 2018 and December 31, 2017.
The revolving credit facility has a term of five years and matures on September 22, 2022. The obligations under the revolving agreement are unsecured and are fully and unconditionally guaranteed by NewMarket. The average interest rate for borrowings under our revolving credit facility was 3.2% during the first three months of 2018 and 2.5% during the full year of 2017. We were in compliance with all covenants under the senior notes as of March 31, 2018 and December 31, 2017.
The following table provides information related to the unused portion of our revolving credit facility:

(in thousands)	March 31, 2018	December 31, 2017
Maximum borrowing capacity under the revolving credit facility	$850,000	$850,000
Outstanding borrowings under the revolving credit facility	22,000	0
Outstanding letters of credit	2,710	2,830
Unused portion of revolving credit facility	$825,290	$847,170
The capital lease obligations are related to the Singapore manufacturing facility.

9.    Commitments and Contingencies
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
Environmental
We are involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination, disposal of hazardous waste, and other environmental matters at several of our current or former facilities, or at third-party sites where we have been designated as a potentially responsible party (PRP). While we believe we are currently adequately accrued for known environmental issues, it is possible that unexpected future costs could have a significant impact on our financial position, results of operations, and cash flows. Our total accruals for environmental remediation, dismantling, and decontamination were approximately $13 million at March 31, 2018 and $14 million at December 31, 2017. Of the total accrual, the current portion is included in accrued expenses and the noncurrent portion is included in other noncurrent liabilities on the Condensed Consolidated Balance Sheets.
Our more significant environmental sites include a former TEL plant site in Louisiana (the Louisiana site) and a Houston, Texas plant site (the Texas site). Together, the amounts accrued on a discounted basis related to these sites represented approximately $7 million of the total accrual above at both March 31, 2018 and December 31, 2017, using discount rates ranging from 4% to 9% for both periods. The aggregate undiscounted amount for these sites was $9 million at March 31, 2018 and $10 million at December 31, 2017. Of the total accrued for these two sites, the amount related to remediation of groundwater and soil for the Louisiana site was $3 million at both March 31, 2018 and December 31, 2017. The amount related to remediation of groundwater and soil for the Texas site was $4 million at both March 31, 2018 and December 31, 2017.
In 2000, the EPA named us as a PRP under Superfund law for the clean-up of soil and groundwater contamination at the five grouped disposal sites known as "Sauget Area 2 Sites" in Sauget, Illinois. Without admitting any fact, responsibility, fault, or liability in connection with this site, we are participating with other PRPs in site investigations and feasibility studies. In December 2013, the EPA issued its Record of Decision (ROD) confirming its remedies for the selected Sauget Area 2 Sites. In August 2017, the EPA issued a Special Notice Letter to over 75 PRPs notifying them of potential liability and encouraging the PRPs to voluntarily perform or finance the response actions detailed in the ROD. We have accrued our estimated proportional share of the remedial costs and expenses addressed in the ROD. We do not believe there is any additional information available as a basis for revision of the liability that we have established at March 31, 2018. The amount accrued for this site is not material.

10.    Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
The balances of, and changes in, the components of accumulated other comprehensive loss, net of tax, consist of the following:

(in thousands)	Pension Plans and Other Postretirement Benefits	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2016	$(76,187)	$(106,323)	$(182,510)
Other comprehensive income (loss) before reclassifications	0	3,642	3,642
Amounts reclassified from accumulated other comprehensive loss (a)	309	0	309
Other comprehensive income (loss)	309	3,642	3,951
Balance at March 31, 2017	$(75,878)	$(102,681)	$(178,559)

Balance at December 31, 2017	$(63,520)	$(82,474)	$(145,994)
Other comprehensive income (loss) before reclassifications	0	12,758	12,758
Amounts reclassified from accumulated other comprehensive loss (a)	545	0	545
Other comprehensive income (loss)	545	12,758	13,303
Balance at March 31, 2018	$(62,975)	$(69,716)	$(132,691)

(a) The pension plan and other postretirement benefit components of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (income). See Note 5 in this Form 10-Q and Note 17 in our 2017 Annual Report for further information.

11.    Fair Value Measurements
The carrying amount of cash and cash equivalents in the Condensed Consolidated Balance Sheets, as well as the fair value, was $73 million at March 31, 2018 and $84 million at December 31, 2017. The fair value is categorized in Level 1 of the fair value hierarchy.
No material events occurred during the three months ended March 31, 2018 requiring adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.
Long-term debt – We record the carrying amount of our long-term debt at historical cost, less deferred financing costs related to the 4.10% senior notes. The estimated fair value of our long-term debt is shown in the table below and is based primarily on estimated current rates available to us for debt of the same remaining duration and adjusted for nonperformance risk and credit risk. The estimated fair value of our publicly-traded 4.10% senior notes included in long-term debt in the table below is also based on the last quoted price closest to March 31, 2018. The fair value of our debt instruments is categorized as Level 2.

	March 31, 2018		December 31, 2017
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (excluding capital lease obligation)	$619,238	$625,235	$597,091	$623,557

12.    Income Taxes
In December 2017, the United States enacted tax legislation commonly known as the Tax Cuts and Jobs Act (Tax Reform Act), which required a one-time transition tax expense in 2017 on the deemed repatriation of previously deferred foreign earnings and reduced the U.S. corporate tax rate to 21% effective January 1, 2018. As of March 31, 2018, our estimate of the transition tax expense is based on currently available information and interpretations regarding the application of the new tax provisions. The U.S. Treasury, the Internal Revenue Service, and other standard-setting bodies could interpret or issue guidance regarding the provisions of the Tax Reform Act that differ from our interpretation, which could impact our provisional expense. Additional work is necessary to further analyze our historical earnings and other items that affect the calculations. Adjustments to the provisional amounts recorded as of December 31, 2017 and March 31, 2018, will affect our tax expense or benefit from continuing operations in the period that the final adjustments are determined, which will be no later than the fourth quarter of 2018. During the first three months of 2018, we made immaterial adjustments to the calculations recorded as of December 31, 2017.

We are evaluating certain aspects of the Tax Reform Act which could impact our deferred tax balances and have not made a policy election with respect to the deferred tax effects of the global intangible low-taxed income (GILTI) provision of the Tax Reform Act. The policy decision will be made no later than the fourth quarter of 2018, and any impact of the decision will be recorded in continuing operations in the period the decision is made.

13.    Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements

On January 1, 2018, we adopted Accounting Standard Codification 606 (ASC 606), "Revenue from Contracts with Customers." Further information on the adoption is in Note 3.

Also on January 1, 2018, we adopted Accounting Standards Update No. 2017-07, "Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" (ASU 2017-07) on a retrospective basis for the consolidated statements of income and on a prospective basis for capitalization of the service cost component in assets. ASU 2017-07 requires that an employer report the service cost component of net benefit cost in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the consolidated statements of income outside of operating profit. There was no change to net income for the 2017 period as a result of adopting ASU 2017-07 on a retrospective basis for the consolidated statements of income, but there is a change within operating profit with a corresponding change in other income (expense), net to reflect the impact of presenting all components of net benefit cost, except for service cost, outside of operating profit. As a result of the retrospective application for three months ended March 31, 2017, operating profit decreased by $3 million and other income (expense), net increased by $3 million in income. As allowed under ASU 2017-07, we utilized the amounts disclosed in the prior year for the various components of net benefit costs as the basis for the retrospective application. See Note 5 for the components of our net benefit costs.
Recently Issued Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-02, "Leases (Topic 842)" (ASU 2016-02). The FASB issued ASU 2016-02 to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requiring disclosures related to certain information about leasing arrangements. Under the new guidance, operating leases are, in most cases, required to be recognized on the balance sheet as a lease asset and liability. A modified retrospective approach is currently required for the adoption of ASU 2016-02, which is effective for our reporting period beginning January 1, 2019. Early adoption is permitted. We are currently assessing the impact that the adoption of ASU 2016-02 will have on our consolidated financial statements.
In February 2018, the FASB issued Accounting Standards Update No. 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" (ASU 2018-02). ASU 2018-02 allows, but does not require, reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects that resulted from the Tax Reform Act at the end of 2017. ASU 2018-02, which is effective for our reporting period beginning January 1, 2019, also requires additional disclosures surrounding stranded tax effects. Early adoption is permitted. We are currently assessing the impact that the adoption of ASU 2018-02 will have on our consolidated financial statements.

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
Factors that could cause actual results to differ materially from expectations include, but are not limited to, the availability of raw materials and distribution systems; disruptions at manufacturing facilities, including single-sourced facilities; the ability to respond effectively to technological changes in our industry; failure to protect our intellectual property rights; failure to attract and retain a highly-qualified workforce; hazards common to chemical businesses; competition from other manufacturers; sudden or sharp raw material price increases; the gain or loss of significant customers; the occurrence or threat of extraordinary events, including natural disasters and terrorist attacks; risks related to operating outside of the United States; the impact of fluctuations in foreign exchange rates; an information technology system failure or security breach; political, economic, and regulatory factors concerning our products; current and future governmental regulations; resolution of environmental liabilities or legal proceedings; our inability to realize expected benefits from investment in our infrastructure or from recent or future acquisitions, or our inability to successfully integrate recent or future acquisitions into our business; and other factors detailed from time to time in the reports that NewMarket files with the SEC, including the risk factors in Item 1A. “Risk Factors” of our 2017 Annual Report, which is available to shareholders upon request.
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

Overview
When comparing the results of the petroleum additives segment for the first three months of 2018 with the first three months of 2017, net sales increased 8.7% primarily due to higher selling prices and a favorable foreign currency impact along with a favorable impact from certain product shipments and product mix. Petroleum additives operating profit was 11.8% lower when comparing the first three months of 2018 with the first three months of 2017, reflecting continuing unfavorable impacts from increasing raw material costs.
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

Results of Operations
Net Sales
Consolidated net sales for the first three months of 2018 were $589.2 million which was an increase of 8.6% from the first three months of 2017 of $542.8 million. The following table shows net sales by segment and product line.

	Three Months Ended March 31
(in millions)	2018	2017
Petroleum additives
Lubricant additives	$485.0	$443.9
Fuel additives	101.9	96.1
Total	586.9	540.0
All other	2.3	2.8
Net sales	$589.2	$542.8

Petroleum Additives Segment
The regions in which we operate include North America (the United States and Canada), Latin America (Mexico, Central America, and South America), Asia Pacific, and the Europe/Middle East/Africa/India (EMEAI) region. While there is some fluctuation, the percentage of net sales generated in the regions remained fairly consistent when comparing the first three months of 2018 with the same period in 2017, as well as with the full year in 2017.
Petroleum additives net sales for the first three months of 2018 were $586.9 million compared to $540.0 million for the first three months of 2017, an increase of 8.7%. The increase in net sales was across all regions with almost half of the increase from the EMEAI region, with the other regions contributing about equal amounts of the remaining increase.
The following table details the approximate components of the increase in petroleum additives net sales between the first three months of 2018 and 2017.

(in millions)	Three Months
Period ended March 31, 2017	$540.0
Lubricant additives shipments	18.9
Fuel additives shipments	3.3
Selling prices	8.5
Foreign currency impact, net	16.2
Period ended March 31, 2018	$586.9
When comparing the first three months of both 2018 and 2017, petroleum additives selling prices, along with a foreign currency impact, contributed $24.7 million of the increase in net sales. The United States Dollar weakened against the major currencies in which we transact, resulting in a favorable impact to net sales. The favorable impact was predominantly from the European Euro. The remaining increase in net sales substantially resulted from a volume shipment impact.
On a worldwide basis, the volume of product shipments for petroleum additives improved slightly when comparing the first three months of 2018 with the first three months of 2017, but there was a significant impact on net sales from product and regional mix. Shipments of lubricant additives increased during the comparison period with shipments of fuel additives decreasing during the period.
The increase in lubricant additives was across all regions except North America, with most of the increase in Latin America and Asia Pacific.
While worldwide fuel additives shipments decreased when comparing the first three months of 2018 with the first three months of 2017, the Latin America region experienced an increase. The EMEAI region experienced a substantial decrease in fuel additives product shipments that was mainly driven by a reduction in sales of a lower priced product. The Asia Pacific region experienced a reduction in fuel additives shipments when comparing the first three months of 2018 with the first three months of 2017. North America fuel additives shipments were substantially unchanged.

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
The following table reports segment operating profit for the three months ended March 31, 2018 and March 31, 2017.

	Three Months Ended March 31
(in millions)	2018	2017
Petroleum additives	$84.1	$95.4
All other	$0.0	$1.0

Petroleum Additives Segment
The petroleum additives segment operating profit decreased $11.3 million when comparing the first three months of 2018 to the first three months of 2017. The 2017 period reflects the retroactive restatement of petroleum additives operating profit due to the adoption of ASU 2017-07. See Note 13 for further information. Both comparative periods included the impact of the same factors that affected gross profit (see discussion below) including a favorable currency impact when comparing the first three months of 2018 with the first three months of 2017.
The operating profit margin was 14.3% for the first three months of 2018 as compared to 17.7% for the first three months of 2017. For the rolling four quarters ended March 31, 2018, the operating profit margin for petroleum additives was 14.9%. Increases in raw material costs have continued to put downward pressure on margins, and our actions with regard to pricing have not kept pace. While operating profit margins will fluctuate from quarter to quarter due to multiple factors, we believe the fundamentals of our business and industry as a whole are unchanged.
Petroleum additives gross profit decreased $11.6 million when comparing the first three months periods of 2018 and 2017. Cost of goods sold as a percentage of net sales was 73.9% for the first three months of 2018, up from 69.5% for the first three months of 2017.
When comparing the first three month periods of 2018 and 2017, the decrease in gross profit resulted predominantly from unfavorable raw material costs and conversion costs, which together contributed over 100% of the change. These unfavorable factors were partially offset by a favorable impact from selling prices (including the impact from foreign currency), as well as a favorable impact from product shipments (as discussed in the Net Sales section above).
Petroleum additives selling, general, and administrative expenses (SG&A) for the first three months of 2018 were $1.3 million, or 3.8%, higher as compared to the first three months of 2017. SG&A as a percentage of net sales was 5.9% for the first three months of 2018 and 6.2% for the first three months of 2017. Our SG&A costs are primarily personnel-related and include salaries, benefits, and other costs associated with our workforce. There were no significant changes in the drivers of these costs when comparing the periods.
Our investment in petroleum additives research, development, and testing (R&D) decreased $3.8 million in the first three months of 2018 from the first three months of 2017. The decrease was primarily in the lubricant additives product lines offset by a small increase in fuel additives product lines. As a percentage of net sales, R&D was 5.8% for the first three months of 2018, and 7.0% for the first three months of 2017. Our R&D investments reflect our efforts to support the development of solutions that meet our customers' needs, meet new and evolving standards, and support our expansion into new product areas. Our approach to R&D investment, as it is with SG&A, is one of purposeful spending on programs to support our current product base and to ensure that we develop products to support our customers' programs in the future. R&D investments include personnel-related costs, as well as internal and external testing of our products.

The following discussion references certain captions on the Consolidated Statements of Income.

Interest and Financing Expenses
Interest and financing expenses were $5.2 million for the first three months of 2018 and $5.6 million for the first three months of 2017. Higher average debt resulted in increased interest expense, which was more than offset by the benefit of higher capitalized interest for the first three months of 2018 as compared to the first three months of 2017.

Other Income (Expense), Net
Other income (expense), net was income of $4.9 million for the first three months of 2018 and income of $3.6 million for the first three months of 2017. The amounts for both periods primarily reflect the components of net periodic benefit cost (income), except for service cost. See Note 5 for further information on total periodic benefit cost (income).

Income Tax Expense
Income tax expense was $20.7 million for the first three months of 2018 and $24.3 million for the first three months of 2017. The effective tax rate was 25.5% for the first three months of 2018 and 27.5% for the first three months of 2017. Income tax expense decreased $1.7 million due to the lower effective tax rate, with the remaining $1.9 million of the change due to lower income before income tax expense.
The primary reason for the decrease in the effective tax rate for the first three months of 2018 is the enactment of the U.S. tax reform legislation in December 2017, which reduced the U.S. federal tax rate to 21% effective January 1, 2018. The effective tax rates for both the 2018 and 2017 periods included the benefit of income in foreign jurisdictions with lower tax rates than the United States. The effective tax rate for the three months of 2017 included the benefit of the U.S. domestic production deduction, which was repealed with the U.S. tax reform legislation.

Cash Flows, Financial Condition, and Liquidity
Cash and cash equivalents at March 31, 2018 were $72.8 million, which was a decrease of $11.3 million since December 31, 2017.
Cash and cash equivalents held by our foreign subsidiaries amounted to $71.5 million at March 31, 2018 and $76.6 million at December 31, 2017. A significant amount, but not all, of these foreign cash balances are associated with earnings that we have asserted are indefinitely reinvested. We plan to use these indefinitely reinvested earnings to support growth outside of the United States through funding of operating expenses, capital expenditures, and other cash needs of our foreign subsidiaries.
Periodically, we repatriate cash from our foreign subsidiaries to the United States through intercompany dividends. These intercompany dividends are paid only by subsidiaries whose earnings we have not asserted are indefinitely reinvested or whose earnings qualify as previously taxed income, as defined by the United States Internal Revenue Code. Under the United States Tax Reform Act enacted in 2017, previously deferred foreign earnings were subjected to U.S. tax in 2017. Future earnings will not be subject to U.S. federal tax. As a result of this new legislation, we are continuing to evaluate our permanent investment assertions, but we do not anticipate significant U.S. or foreign tax consequences of future distributions of foreign earnings. As final determinations are made, any required adjustment will be recorded to income tax expense or benefit in the period that the determination is made. If circumstances were to change that would cause these indefinitely reinvested earnings to be repatriated, an incremental U.S. tax liability would be incurred. As part of our foreign subsidiary repatriation activities, we received cash dividends from our foreign subsidiaries of $4.7 million for the first three months of 2018. The amount of cash that we repatriate from foreign subsidiaries in any given year is dependent upon many factors including utilization of available cash in the foreign locations for working capital, capital investments, and other needs.
We expect that cash from operations, together with borrowing available under our revolving credit facility, will continue to be sufficient to cover our operating needs and planned capital expenditures for at least the next twelve months.
Cash Flows – Operating Activities
Cash flows provided from operating activities for the first three months of 2018 were $10.0 million, which included the use of $63.7 million to fund higher working capital requirements. The $63.7 million excluded a favorable foreign currency impact to the components of working capital on the balance sheet.
Other than the decrease in cash and cash equivalents, the most significant changes in working capital resulted from an increase in accounts receivable and inventories, as well as a decrease in accrued expenses. The higher accounts receivable balance was primarily due to higher sales levels in all regions when comparing the first quarter of 2018 with the fourth quarter of 2017. The increase in inventory was primarily in the North America and Asia Pacific regions. The increase resulted from higher raw material costs and higher quantities on hand to support planned plant turnarounds for maintenance, as well as the operations at our new Singapore plant. The decrease in accrued expenses reflected normal payments for customer and personnel related costs.

Including cash and cash equivalents, as well as the impact of foreign currency on the balance sheet, we had total working capital of $583.5 million at March 31, 2018 and $516.9 million at December 31, 2017. The current ratio was 2.93 to 1 at March 31, 2018 and 2.63 to 1 at December 31, 2017.
Cash Flows – Investing Activities
Cash used in investing activities totaled $22.8 million during the first three months of 2018 and related to capital expenditures. We currently expect that our total capital spending during 2018 will be in the $100 million to $120 million range and will include several improvements to our manufacturing and R&D infrastructure around the world. We expect to continue to finance capital spending through cash on hand and cash provided from operations, together with borrowing available under our $850 million revolving credit facility.
Cash Flows – Financing Activities
Cash provided from financing activities during the first three months of 2018 amounted to $0.6 million. We paid dividends of $20.6 million. Our long-term debt was $624.9 million at March 31, 2018, increasing $22.0 million since December 31, 2017 reflecting net borrowings under our revolving credit facility.
Debt
At March 31, 2018, our debt included senior notes in the amount of $350 million, senior notes in the amount of $250 million, and borrowings under our revolving credit agreement.
The $350 million senior notes bear interest at a fixed rate of 4.10% and are due in 2022. These senior notes are registered under the Securities Act.
The $250 million senior notes are unsecured notes from a private placement with The Prudential Insurance Company of America and certain other purchasers. These notes bear interest at 3.78% and mature on January 4, 2029. Interest is payable semiannually and principal payments of $50 million are payable annually beginning on January 4, 2025. We have the right to make optional prepayments on the notes at any time, subject to certain limitations.
The revolving credit agreement provides for an $850 million, multicurrency revolving credit facility, with a $150 million sublimit for multicurrency borrowings, a $75 million sublimit for letters of credit, and a $20 million sublimit for swingline loans. The revolving credit agreement includes an expansion feature which allows us, subject to certain conditions, to request an increase in the aggregate amount of the revolving credit facility or obtain incremental term loans in an amount up to $425 million. In addition, certain of our foreign subsidiaries are allowed to borrow under the agreement. The obligations under the revolving credit facility are unsecured and are fully and unconditionally guaranteed by NewMarket. The revolving credit facility matures on September 22, 2022.
The unused portion of the revolving credit facility was $825.3 million at March 31, 2018 and $847.2 million at December 31, 2017. See Note 8 for additional information.

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

The more restrictive and significant financial covenants under the revolving credit facility include:
•A consolidated Leverage Ratio (as defined in the agreement) of no more than 3.50 to 1.00, except during an Increased Leverage Period (as defined in the agreement) at the end of each fiscal quarter; and
•A consolidated Interest Coverage Ratio (as defined in the agreement) of no less than 3.00 to 1.00, calculated on a rolling four quarter basis, as of the end of each quarter.
At March 31, 2018, the Leverage Ratio was 1.60 and the Interest Coverage Ratio was 15.46 under the revolving credit facility. We were in compliance with all covenants under the 4.10% senior notes, the 3.78% senior notes, and the revolving credit facility at March 31, 2018 and December 31, 2017.
As a percentage of total capitalization (total long-term debt and shareholders’ equity), our total long-term debt percentage decreased from 50.1% at December 31, 2017 to 48.8% at March 31, 2018. The change in the percentage was primarily the result of the increase in shareholders' equity partially offset by the increase in long-term debt. The change in shareholders’ equity reflects our earnings and impact of foreign currency translation adjustments offset by the impact of dividend payments and stock repurchases. Generally, we repay any outstanding long-term debt with cash from operations or refinancing activities.

Critical Accounting Policies and Estimates
This Form 10-Q and our 2017 Annual Report include discussions of our accounting policies, as well as methods and estimates used in the preparation of our financial statements. We also provided a discussion of Critical Accounting Policies and Estimates in our 2017 Annual Report.
There have been no significant changes in our critical accounting policies and estimates from those reported in our 2017 Annual Report.

Recent Accounting Pronouncements
For a full discussion of the significant recent accounting pronouncements which may impact our financial statements, see Note 13.

Outlook
Our stated goal is to provide a 10% compounded return per year for our shareholders over any five year period (defined by earnings per share growth plus dividends), although we may not necessarily achieve a 10% return each year. We continue to have confidence in our customer-focused strategy and approach to the market.
We are committed to providing long-term value for our shareholders and customers, and we remain focused on our long-term objectives. This is evidenced by our technology-driven initiatives and ongoing investments in our supply capability, such as our new investments in Singapore and Mexico. We believe the fundamentals of how we run our business - a long-term view, safety-first culture, customer-focused solutions, technology-driven product offerings, and world-class supply chain capability - will continue to be beneficial for all of our stakeholders.
Throughout the rest of 2018, we expect to see solid results in our petroleum additives business. We expect that the petroleum additives industry shipment demand will grow at an average annual rate of 1% to 2% over the long-term, as there have been no significant changes in the positive fundamentals of the industry. Over the long-term, we plan to exceed the industry growth rate.
Margin improvement will remain our top priority throughout the remainder of this year, as we are committed to reversing the effects of the margin compression we have seen over the past several quarters, primarily due to rising raw material costs. This will remain a priority until we begin to see raw material prices stabilize.
We have made significant investments to expand our capabilities around the world over the last few years, which are continuing in 2018. These investments have been and will continue to be in organizational talent, technology development and processes, and global infrastructure, consisting of technical centers, production capability, and geographic expansion. We intend to utilize these investments to improve our ability to deliver the solutions that our customers value, expand our global reach and enhance our operating results. We will continue to invest in our capabilities to provide even better value, service, technology, and customer solutions.
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

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk
At March 31, 2018, there were no material changes in our market risk from the information provided in the 2017 Annual Report.

ITEM 4.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain a system of internal control over financial reporting to provide reasonable, but not absolute, assurance of the reliability of the financial records and the protection of assets.
Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the Exchange Act), we carried out an evaluation, with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
There has been no change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, that occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds
On October 21, 2015, our Board of Directors approved a share repurchase program authorizing management to repurchase up to $500 million of NewMarket's outstanding common stock until December 31, 2018, as market conditions warrant and covenants under our existing agreements permit. We may conduct the share repurchases in the open market and in privately negotiated transactions. The repurchase program does not require NewMarket to acquire any specific number of shares and may be terminated or suspended at any time. Approximately $419 million remained available under the 2015 authorization at March 31, 2018. The following table outlines the purchases during the first quarter of 2018 under this authorization.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31	800	$395.01	800	$418,871,477
February 1 to February 28	0	0.00	0	418,871,477
March 1 to March 31	800	394.83	800	418,555,594
Total	1,600	$394.93	1,600	$418,555,594

ITEM 6.     Exhibits

Exhibit 3.1	Articles of Incorporation Amended and Restated effective April 27, 2012 (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 1-32190) filed April 30, 2012)
Exhibit 3.2	NewMarket Corporation Bylaws Amended and Restated effective August 6, 2015 (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 1- 32190) filed August 6, 2015)
Exhibit 10.1	Form of Performance Stock Award Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32190) filed February 26, 2018).*
Exhibit 31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald
Exhibit 31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Brian D. Paliotti
Exhibit 32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald
Exhibit 32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Brian D. Paliotti
Exhibit 101	XBRL Instance Document and Related Items

*	Indicates management contracts, compensatory plans or arrangements of the company required to be filed as an exhibit

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMARKET CORPORATION
(Registrant)

Date: April 26, 2018	By: /s/ Brian D. Paliotti
Brian D. Paliotti
Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: April 26, 2018	By: /s/ William J. Skrobacz
William J. Skrobacz
Controller
(Principal Accounting Officer)