Form 10-Q
period 2018-06-30
NEWMARKET CORP
filed 2018-08-09
CIK 1282637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Yes  ☐ No  ☒
Number of shares of common stock, without par value, outstanding as of July 31, 2018: 11,452,958

NEWMARKET CORPORATION

INDEX

PART I.        FINANCIAL INFORMATION
ITEM 1.     Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(in thousands, except per-share amounts)	Second Quarter Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	$598,952	$547,188	$1,188,197	$1,090,006
Cost of goods sold	453,093	383,717	885,555	757,693
Gross profit	145,859	163,471	302,642	332,313
Selling, general, and administrative expenses	41,999	39,373	82,912	79,853
Research, development, and testing expenses	36,729	37,019	71,024	75,149
Operating profit	67,131	87,079	148,706	177,311
Interest and financing expenses, net	5,565	5,360	10,729	10,932
Other income (expense), net	7,999	3,571	12,899	7,144
Income before income tax expense	69,565	85,290	150,876	173,523
Income tax expense	16,680	22,562	37,426	46,858
Net income	$52,885	$62,728	$113,450	$126,665
Earnings per share - basic and diluted	$4.53	$5.29	$9.67	$10.69
Cash dividends declared per share	$1.75	$1.75	$3.50	$3.50

See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(in thousands)	Second Quarter Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$52,885	$62,728	$113,450	$126,665
Other comprehensive income (loss):
Pension plans and other postretirement benefits:
Amortization of prior service cost (credit) included in net periodic benefit cost, net of income tax expense (benefit) of $(181) in second quarter 2018, $(296) in second quarter 2017, $(361) in six months 2018 and $(592) in six months 2017	(591)	(474)	(1,182)	(948)
Amortization of actuarial net loss (gain) included in net periodic benefit cost, net of income tax expense (benefit) of $359 in second quarter 2018, $ $567 in second quarter 2017, $719 in six months 2018 and $1,076 in six months 2017	1,131	1,064	2,267	1,847
Total pension plans and other postretirement benefits	540	590	1,085	899
Foreign currency translation adjustments, net of income tax expense (benefit) of $(504) in second quarter 2018, $(360) in second quarter 2017, $(544) in six months 2018 and $(80) in six months 2017	(12,791)	9,372	(33)	13,014
Other comprehensive income (loss)	(12,251)	9,962	1,052	13,913
Comprehensive income	$40,634	$72,690	$114,502	$140,578

See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share amounts)	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$109,789	$84,166
Trade and other accounts receivable, less allowance for doubtful accounts	372,156	335,317
Inventories
Finished goods and work-in-process	310,444	319,036
Raw materials	56,194	51,485
Stores, supplies, and other	12,913	12,576
Total inventories	379,551	383,097
Prepaid expenses and other current assets	31,343	31,074
Total current assets	892,839	833,654
Property, plant, and equipment, at cost	1,450,101	1,474,962
Less accumulated depreciation and amortization	800,664	822,681
Net property, plant, and equipment	649,437	652,281
Intangibles (net of amortization) and goodwill	139,179	144,337
Prepaid pension cost	77,731	66,495
Deferred income taxes	4,149	4,349
Deferred charges and other assets	10,495	11,038
Total assets	$1,773,830	$1,712,154
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$143,918	$159,408
Accrued expenses	94,635	107,999
Dividends payable	18,523	19,055
Income taxes payable	11,722	16,340
Other current liabilities	11,221	13,991
Total current liabilities	280,019	316,793
Long-term debt	759,843	602,900
Other noncurrent liabilities	181,487	190,812
Total liabilities	1,221,349	1,110,505
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock and paid-in capital (without par value; authorized shares - 80,000,000; issued and outstanding shares - 11,465,814 at June 30, 2018 and 11,779,978 at December 31, 2017)	0	0
Accumulated other comprehensive loss	(144,942)	(145,994)
Retained earnings	697,423	747,643
Total shareholders' equity	552,481	601,649
Total liabilities and shareholders’ equity	$1,773,830	$1,712,154

See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in thousands, except share and per-share amounts)	Common Stock and Paid-in Capital		Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2016	11,845,972	$1,603	$(182,510)	$664,158	$483,251
Net income				126,665	126,665
Other comprehensive income (loss)			13,913		13,913
Cash dividends ($3.50 per share)				(41,484)	(41,484)
Stock-based compensation	6,540	1,358		2	1,360
Balance at June 30, 2017	11,852,512	$2,961	$(168,597)	$749,341	$583,705

Balance at December 31, 2017	11,779,978	$0	$(145,994)	$747,643	$601,649
Net income				113,450	113,450
Other comprehensive income (loss)			1,052		1,052
Cash dividends ($3.50 per share)				(40,821)	(40,821)
Repurchases of common stock	(322,753)	(1,225)		(122,854)	(124,079)
Stock-based compensation	8,589	1,225		5	1,230
Balance at June 30, 2018	11,465,814	$0	$(144,942)	$697,423	$552,481

See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands)	Six Months Ended June 30,
	2018	2017
Cash and cash equivalents at beginning of year	$84,166	$192,154
Cash flows from operating activities:
Net income	113,450	126,665
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	35,220	24,623
Noncash pension and postretirement expense	3,223	4,055
Deferred income tax (benefit) expense	(813)	8,116
Working capital changes	(74,506)	(51,376)
Cash pension and postretirement contributions	(13,756)	(12,936)
Other, net	2,962	(6,530)
Cash provided from (used in) operating activities	65,780	92,617
Cash flows from investing activities:
Capital expenditures	(42,601)	(85,211)
Other, net	12,150	(2,000)
Cash provided from (used in) investing activities	(30,451)	(87,211)
Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facility	157,000	(129,574)
Issuance of 3.78% senior notes	0	250,000
Dividends paid	(40,821)	(41,484)
Repurchases of common stock	(123,316)	0
Other, net	(170)	(1,456)
Cash provided from (used in) financing activities	(7,307)	77,486
Effect of foreign exchange on cash and cash equivalents	(2,399)	2,989
Increase in cash and cash equivalents	25,623	85,881
Cash and cash equivalents at end of period	$109,789	$278,035

See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Financial Statement Presentation
In the opinion of management, the accompanying consolidated financial statements of NewMarket Corporation and its subsidiaries contain all necessary adjustments for the fair statement of, in all material respects, our consolidated financial position as of June 30, 2018 and December 31, 2017, our consolidated results of operations and comprehensive income for the second quarter and six months ended June 30, 2018 and June 30, 2017, and our changes in shareholders' equity, and cash flows for the six months ended June 30, 2018 and June 30, 2017. All adjustments are of a normal, recurring nature, unless otherwise disclosed. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the NewMarket Corporation Annual Report on Form 10-K for the year ended December 31, 2017 (2017 Annual Report), as filed with the Securities and Exchange Commission (SEC). The results of operations for the six month period ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year ending December 31, 2018. The December 31, 2017 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
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

2.    Acquisition of Business

On July 3, 2017, Afton Chemical de Mexico, S.A. de C.V., an indirect, wholly-owned subsidiary of NewMarket, acquired approximately 99.5% of the outstanding capital stock of Aditivos Mexicanos, S.A. de C.V. (AMSA) for $185 million in cash. AMSA is a petroleum additives manufacturing, sales and distribution company based in Mexico City, Mexico. The results of AMSA's operations have been included in our consolidated financial statements since the date of acquisition and are not material. The noncontrolling interest is also not material. The acquisition agreement included all physical assets of AMSA.

We performed a purchase price valuation to determine the fair values of the tangible and intangible assets acquired and liabilities assumed and the amount of goodwill to be recognized as of the acquisition date.

The allocation of the purchase price is as follows (in millions):

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

Our revenues are primarily derived from the manufacture and sale of petroleum additives products. We sell petroleum additives products across the world including to customers located in the United States, Europe, Asia Pacific (including China), Latin America, Canada, India, and the Middle East. Our customers primarily consist of global, national, and independent oil companies. While some of our customers have payment terms beyond 30 days, we do not provide extended payment terms of a year or more, nor do our contracts include a financing component. Our allowance for doubtful accounts is immaterial, as are any bad debts we incur. In limited cases, we collect funds in advance of shipping product to our customers and recognizing the related revenue. These prepayments from customers are recorded as a contract liability to our customer until we recognize the revenue. Prepayments from our customers totaled $9.1 million at June 30, 2018. Revenue recognized from funds collected in advance from customers in an earlier period was $3.2 million in 2018.

We recognize revenue when control of the product is transferred to our customer and for an amount that reflects the consideration that we expect to collect from the customer. Control is generally transferred to the customer when title transfers (which may include physical possession by the customer), we have a right to payment from the customer, the customer has accepted the product, and the customer has assumed the risks and rewards of ownership. We have supplier managed inventory arrangements with some of our customers to facilitate on-demand product availability. In some cases, the inventory resides at a customer site, although title has not transferred, we are not entitled to payment, and we have not invoiced for the product. We have evaluated the contract terms under these arrangements and have determined that control transfers when the customer uses the product, at which time revenue is recognized. Our contracts generally include one performance obligation, which is providing petroleum additives products. The performance obligation is satisfied at a point in time when products are shipped, delivered, or consumed by the customer, depending on the underlying contracts.

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

Some of our contracts include variable consideration in the form of rebates or business development funds. We record rebates at the point of sale as contra-revenue when we can reasonably estimate the amount of the rebate. The estimates are based on our best judgment at the time of sale, which includes anticipated as well as historical performance. Depending upon the specific terms of a business development fund, amounts are accrued as contra-revenue at the point of sale or are expensed when costs are incurred by us. We regularly review both rebates and business development funds and make adjustments when necessary, recognizing the full amount of any adjustment in the period identified. We recognized an increase to net sales of $0.2 million for the second quarter of 2018 and an increase of $1.2 million for the first six months of 2018 related to adjustments to rebates or business development funds which were recognized in revenue in a prior period. At June 30, 2018, accrued rebates were $15.7 million and accrued business development funds were $2.8 million.

The following table provides information on our net sales by geographic area. Information on net sales by segment is in Note 4.

	Second Quarter Ended June 30,	Six Months Ended June 30,
(in thousands)	2018	2018
Net sales
United States	$185,225	$366,863
China	61,878	126,089
Europe, Middle East, Africa, India	208,738	407,398
Asia Pacific, except China	84,183	166,689
Other foreign	58,928	121,158
Net sales	$598,952	$1,188,197

4. Segment Information
The tables below show our consolidated segment results. The “All other” category includes the operations of the TEL business, as well as certain contracted manufacturing and services associated with Ethyl Corporation (Ethyl). The results of AMSA's operations are reflected in the petroleum additives segment. See Note 2 for further information on AMSA.
Net Sales by Segment

	Second Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Petroleum additives
Lubricant additives	$492,313	$453,377	$977,362	$897,338
Fuel additives	103,889	90,776	205,748	186,848
Total	596,202	544,153	1,183,110	1,084,186
All other	2,750	3,035	5,087	5,820
Net sales	$598,952	$547,188	$1,188,197	$1,090,006

Segment Operating Profit

	Second Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Petroleum additives	$71,530	$91,255	$155,670	$186,668
All other	406	815	329	1,850
Segment operating profit	71,936	92,070	155,999	188,518
Corporate, general, and administrative expenses	(4,967)	(4,681)	(10,631)	(11,027)
Interest and financing expenses, net	(5,565)	(5,360)	(10,729)	(10,932)
Other income (expense), net	8,161	3,261	16,237	6,964
Income before income tax expense	$69,565	$85,290	$150,876	$173,523

5.    Pension Plans and Other Postretirement Benefits
The table below shows cash contributions made during the six months ended June 30, 2018, as well as the remaining cash contributions we expect to make during the year ending December 31, 2018, for our domestic and foreign pension plans and domestic postretirement benefit plan.

(in thousands)	Actual Cash Contributions for Six Months Ended June 30, 2018	Expected Remaining Cash Contributions for Year Ending December 31, 2018
Domestic plans
Pension benefits	$9,636	$9,636
Postretirement benefits	999	999
Foreign plans
Pension benefits	3,121	3,123

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

	Domestic
	Pension Benefits		Postretirement Benefits
	Second Quarter Ended June 30,
(in thousands)	2018	2017	2018	2017
Service cost	$3,972	$3,379	$217	$187
Interest cost	3,342	3,358	369	392
Expected return on plan assets	(7,445)	(6,502)	(249)	(308)
Amortization of prior service cost (credit)	6	6	(757)	(757)
Amortization of actuarial net (gain) loss	1,341	1,230	0	0
Net periodic benefit cost (income)	$1,216	$1,471	$(420)	$(486)

	Domestic
	Pension Benefits		Postretirement Benefits
	Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Service cost	$7,944	$6,758	$433	$373
Interest cost	6,685	6,718	739	786
Expected return on plan assets	(14,890)	(13,005)	(498)	(617)
Amortization of prior service cost (credit)	13	13	(1,514)	(1,514)
Amortization of actuarial net (gain) loss	2,682	2,459	0	0
Net periodic benefit cost (income)	$2,434	$2,943	$(840)	$(972)

	Foreign
	Pension Benefits
	Second Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Service cost	$2,060	$1,882	$4,139	$3,703
Interest cost	1,156	1,047	2,320	2,065
Expected return on plan assets	(2,539)	(2,078)	(5,096)	(4,102)
Amortization of prior service cost (credit)	(21)	(19)	(42)	(38)
Amortization of actuarial net (gain) loss	153	231	308	456
Net periodic benefit cost (income)	$809	$1,063	$1,629	$2,084

6.    Earnings Per Share
We had 25,297 shares of nonvested restricted stock at June 30, 2018 and 23,670 shares of nonvested restricted stock at June 30, 2017 that were excluded from the calculation of diluted earnings per share, as their effect on earnings per share would be anti-dilutive.
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

	Second Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per-share amounts)	2018	2017	2018	2017
Earnings per share numerator:
Net income attributable to common shareholders before allocation of earnings to participating securities	$52,885	$62,728	$113,450	$126,665
Earnings allocated to participating securities	116	125	219	252
Net income attributable to common shareholders after allocation of earnings to participating securities	$52,769	$62,603	$113,231	$126,413
Earnings per share denominator:
Weighted-average number of shares of common stock outstanding - basic and diluted	11,647	11,829	11,705	11,829
Earnings per share - basic and diluted	$4.53	$5.29	$9.67	$10.69

7.    Intangibles (Net of Amortization) and Goodwill

The net carrying amount of intangibles and goodwill was $139 million at June 30, 2018 and $144 million at December 31, 2017. The gross carrying amount and accumulated amortization of each type of intangible asset and goodwill are presented in the table below.

	June 30, 2018		December 31, 2017
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Formulas and technology	$9,600	$2,166	$12,339	$3,280
Contract	2,000	300	2,000	200
Customer bases	14,530	7,548	15,759	5,140
Trademarks and trade names	340	302	1,531	1,213
Goodwill	123,025		122,541
	$149,495	$10,316	$154,170	$9,833
All of the intangibles relate to the petroleum additives segment. The change in the gross carrying amount between December 31, 2017 and June 30, 2018 is due to disposal of certain intangible assets, an immaterial adjustment to goodwill related to AMSA, and foreign currency fluctuation. See Note 2 for more information on the AMSA acquisition. There is no accumulated goodwill impairment.
Amortization expense was (in thousands):

Second quarter ended June 30, 2018	$1,568
Six months ended June 30, 2018	4,474
Second quarter ended June 30, 2017	218
Six months ended June 30, 2017	436

Estimated amortization expense for the remainder of 2018, as well as estimated annual amortization expense related to our intangible assets for the next five years, is expected to be (in thousands):

2018	$2,935
2019	4,207
2020	2,907
2021	2,156
2022	1,423
2023	907

We amortize contracts over 10 years; customer bases over 4 to 20 years; formulas and technology over 3 to 10 years; and trademarks and trade names over 10 years.

8.    Long-term Debt

(in thousands)	June 30, 2018	December 31, 2017
Senior notes - 4.10% due 2022 (net of related deferred financing costs)	$347,384	$347,091
Senior notes - 3.78% due 2029	250,000	250,000
Revolving credit facility	157,000	0
Capital lease obligations	5,459	5,809
	$759,843	$602,900

The outstanding 4.10% senior notes have an aggregate principal amount of $350 million and are registered under the Securities Act of 1933, as amended (Securities Act). The outstanding 3.78% senior notes are unsecured and were issued in a 2017 private placement with The Prudential Insurance Company of America and certain other purchasers. We were in compliance with all covenants under both issuances of the senior notes as of June 30, 2018 and December 31, 2017.
The revolving credit facility has a term of five years and matures on September 22, 2022. The obligations under the revolving agreement are unsecured and are fully and unconditionally guaranteed by NewMarket. The average interest rate for borrowings under our revolving credit facility was 3.1% during the first six months of 2018 and 2.5% during the full year of 2017. We were in compliance with all covenants under the revolving credit facility as of June 30, 2018 and December 31, 2017.
The following table provides information related to the unused portion of our revolving credit facility:

(in thousands)	June 30, 2018	December 31, 2017
Maximum borrowing capacity under the revolving credit facility	$850,000	$850,000
Outstanding borrowings under the revolving credit facility	157,000	0
Outstanding letters of credit	2,710	2,830
Unused portion of revolving credit facility	$690,290	$847,170
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
In late 2013, Afton Chemical Corporation (Afton) initiated a voluntary self-audit of its compliance with certain sections of Toxic Substances Control Act (TSCA) under the Environmental Protection Agency's (EPA) audit policy (Audit Policy).  Afton has now concluded its self-audit and on August 1, 2018 sent notice to the EPA of the conclusion of its self-audit. Any known potential findings and/or violations were disclosed on or before the conclusion of the self-audit. Coincidentally, in August 2014, the EPA began an EPA TSCA inspection of both Afton and Ethyl; to date, however, the EPA has not noticed Afton or Ethyl of any findings, violations, or the conclusion of this inspection. While it is not possible to predict or determine with certainty the outcomes of Afton’s self-audit or the EPA’s inspection, we do not believe that any disclosures or findings identified as a result of Afton’s self-audit or the EPA’s TSCA inspection will have a material adverse effect on our consolidated results of operations, financial condition, or cash flows.
Environmental
We are involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination, disposal of hazardous waste, and other environmental matters at several of our current or former facilities, or at third-party sites where we have been designated as a potentially responsible party (PRP). While we believe we are currently adequately accrued for known environmental issues, it is possible that unexpected future costs could have a significant impact on our financial position, results of operations, and cash flows. Our total accruals for environmental remediation, dismantling, and decontamination were approximately $13 million at June 30, 2018 and $14 million at December 31, 2017. Of the total accrual, the current portion is included in accrued expenses and the noncurrent portion is included in other noncurrent liabilities on the Condensed Consolidated Balance Sheets.
Our more significant environmental sites include a former TEL plant site in Louisiana (the Louisiana site) and a Houston, Texas plant site (the Texas site). Together, the amounts accrued on a discounted basis related to these sites represented approximately $7 million of the total accrual above at both June 30, 2018 and December 31, 2017, using discount rates ranging from 4% to 9% for both periods. The aggregate undiscounted amount for these sites was $9 million at June 30, 2018 and $10 million at December 31, 2017. Of the total accrued for these two sites, the amount related to remediation of groundwater and soil for the Louisiana site was $3 million at both June 30, 2018 and December 31, 2017. The amount related to remediation of groundwater and soil for the Texas site was $4 million at both June 30, 2018 and December 31, 2017.

In 2000, the EPA named us as a PRP under Superfund law for the clean-up of soil and groundwater contamination at the five grouped disposal sites known as "Sauget Area 2 Sites" in Sauget, Illinois. Without admitting any fact, responsibility, fault, or liability in connection with this site, we are participating with other PRPs in site investigations and feasibility studies. In December 2013, the EPA issued its Record of Decision (ROD) confirming its remedies for the selected Sauget Area 2 Sites. In August 2017, the EPA issued a Special Notice Letter to over 75 PRPs notifying them of potential liability and encouraging the PRPs to voluntarily perform or finance the response actions detailed in the ROD. We have accrued our estimated proportional share of the remedial costs and expenses addressed in the ROD. We do not believe there is any additional information available as a basis for revision of the liability that we have established at June 30, 2018. The amount accrued for this site is not material.

10.    Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
The balances of, and changes in, the components of accumulated other comprehensive loss, net of tax, consist of the following:

(in thousands)	Pension Plans and Other Postretirement Benefits	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2016	$(76,187)	$(106,323)	$(182,510)
Other comprehensive income (loss) before reclassifications	0	13,014	13,014
Amounts reclassified from accumulated other comprehensive loss (a)	899	0	899
Other comprehensive income (loss)	899	13,014	13,913
Balance at June 30, 2017	$(75,288)	$(93,309)	$(168,597)

Balance at December 31, 2017	$(63,520)	$(82,474)	$(145,994)
Other comprehensive income (loss) before reclassifications	0	(33)	(33)
Amounts reclassified from accumulated other comprehensive loss (a)	1,085	0	1,085
Other comprehensive income (loss)	1,085	(33)	1,052
Balance at June 30, 2018	$(62,435)	$(82,507)	$(144,942)

(a) The pension plan and other postretirement benefit components of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (income). See Note 5 in this Quarterly Report on Form 10-Q and Note 17 in our 2017 Annual Report for further information.

11.    Fair Value Measurements
The carrying amount of cash and cash equivalents in the Condensed Consolidated Balance Sheets, as well as the fair value, was $110 million at June 30, 2018 and $84 million at December 31, 2017. The fair value is categorized in Level 1 of the fair value hierarchy.
No material events occurred during the six months ended June 30, 2018 requiring adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.
Long-term debt – We record the carrying amount of our long-term debt at historical cost, less deferred financing costs related to the 4.10% senior notes. The estimated fair value of our long-term debt is shown in the table below and is based primarily on estimated current rates available to us for debt of the same remaining duration and adjusted for nonperformance risk and credit risk. The estimated fair value of our publicly-traded 4.10% senior notes included in long-term debt in the table below is based on the last quoted price closest to June 30, 2018. The fair value of our debt instruments is categorized as Level 2.

	June 30, 2018		December 31, 2017
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (excluding capital lease obligations)	$754,384	$745,500	$597,091	$623,557

12.    Income Taxes
In December 2017, the United States enacted tax legislation commonly known as the Tax Cuts and Jobs Act (Tax Reform Act), which required a one-time transition tax expense in 2017 on the deemed repatriation of previously deferred foreign earnings and reduced the U.S. corporate tax rate to 21% effective January 1, 2018. As of June 30, 2018, our estimate of the transition tax expense is based on currently available information and interpretations regarding the application of the new tax provisions.

The U.S. Treasury, the Internal Revenue Service, and other standard-setting bodies could interpret or issue guidance regarding the provisions of the Tax Reform Act that differ from our interpretation, which could impact our provisional expense. Additional work is necessary to further analyze our historical earnings and other items that affect the calculations. Adjustments to the provisional amounts recorded as of June 30, 2018 and December 31, 2017, will affect our tax expense or benefit from continuing operations in the period that the final adjustments are determined, which will be no later than the fourth quarter of 2018. During the first six months of 2018, we made immaterial adjustments to the calculations recorded as of December 31, 2017.
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

Also on January 1, 2018, we adopted Accounting Standards Update No. 2017-07, "Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" (ASU 2017-07) on a retrospective basis for the consolidated statements of income and on a prospective basis for capitalization of the service cost component in assets. ASU 2017-07 requires that an employer report the service cost component of net benefit cost in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the consolidated statements of income outside of operating profit. There was no change to net income for the 2017 period as a result of adopting ASU 2017-07 on a retrospective basis for the consolidated statements of income, but there is a change within operating profit with a corresponding change in other income (expense), net to reflect the impact of presenting all components of net benefit cost, except for service cost, outside of operating profit. As a result of the retrospective application for the six months ended June 30, 2017, operating profit decreased by $7 million and other income (expense), net increased by $7 million in income. As allowed under ASU 2017-07, we utilized the amounts disclosed in the prior year for the various components of net benefit costs as the basis for the retrospective application. See Note 5 for the components of our net benefit costs.
Recently Issued Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-02, "Leases (Topic 842)" (ASU 2016-02). The FASB issued ASU 2016-02 to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requiring disclosures related to certain information about leasing arrangements. Under the new guidance, operating leases are, in most cases, required to be recognized on the balance sheet as a lease asset and liability. A modified retrospective approach was required for the adoption of ASU 2016-02, which is effective for our reporting period beginning January 1, 2019. In 2018, the FASB issued additional accounting standard updates clarifying certain provisions, as well as providing for a second transition method allowing entities to initially apply the standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings. We are currently assessing the impact that the adoption of ASU 2016-02 will have on our consolidated financial statements.
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

Overview
When comparing the results of the petroleum additives segment for the first six months of 2018 with the first six months of 2017, net sales increased 9.1% primarily due to higher selling prices and a favorable foreign currency impact along with a favorable impact from product shipments. Petroleum additives operating profit was 16.6% lower when comparing the first six months of 2018 with the first six months of 2017, reflecting continuing unfavorable impacts from increasing raw material costs and increased conversion costs.
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

Results of Operations
Net Sales
Consolidated net sales for the second quarter of 2018 totaled $599.0 million, representing an increase of $51.8 million, or 9.5%, from the second quarter of 2017. Consolidated net sales for the first six months of 2018 were $1.2 billion which was an increase of $98.2 million, or 9.0%, from the first six months of 2017. The following table shows net sales by segment and product line.

	Second Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Petroleum additives
Lubricant additives	$492.3	$453.4	$977.4	$897.3
Fuel additives	103.9	90.8	205.7	186.9
Total	596.2	544.2	1,183.1	1,084.2
All other	2.8	3.0	5.1	5.8
Net sales	$599.0	$547.2	$1,188.2	$1,090.0

Petroleum Additives Segment
The regions in which we operate include North America (the United States and Canada), Latin America (Mexico, Central America, and South America), Asia Pacific (including China), and the Europe/Middle East/Africa/India (EMEAI) region. While there is some fluctuation, the percentage of net sales generated in the regions remained fairly consistent when comparing the first six months of 2018 with the same period in 2017, as well as with the full year in 2017.
Petroleum additives net sales for the second quarter of 2018 were $596.2 million compared to $544.2 million for the second quarter of 2017, an increase of 9.6%. Petroleum additives net sales for the first six months of 2018 were $1.2 billion compared to $1.1 billion for the first six months of 2017, an increase of 9.1%. The increase in net sales was across all regions, with over half of the increase from the EMEAI region, and the other regions contributing nearly equal amounts of the remaining increase.
The following table details the approximate components of the increase in petroleum additives net sales between the second quarter and first six months of 2018 and 2017.

(in millions)	Second Quarter	Six Months
Period ended June 30, 2017	$544.2	$1,084.2
Lubricant additives shipments	16.7	33.2
Fuel additives shipments	10.7	13.5
Selling prices	13.0	24.4
Foreign currency impact, net	11.6	27.8
Period ended June 30, 2018	$596.2	$1,183.1
When comparing both the second quarter and the six months periods of 2018 and 2017, petroleum additives shipments accounted for a $27.4 million increase in net sales for the second quarter comparison and a $46.7 million increase in net sales for the six months comparison. Selling prices, along with foreign currency impact, contributed $24.6 million of the increase in net sales in the second quarter comparison and $52.2 million of the increase in net sales for the six months comparison. The United States Dollar weakened against the major currencies in which we transact, resulting in a favorable impact to net sales for both the second quarter and six months comparative periods. The favorable impact was predominantly from the Euro.
On a worldwide basis, the volume of product shipments for petroleum additives improved 2.3% when comparing the two second quarter periods and 1.3% when comparing the six months periods of 2018 and 2017. Shipments of lubricant additives increased for both the second quarter and six months periods. The increase in lubricant additives shipments was in EMEAI and Latin America for the second quarter and across all regions except for North America for the six months. Fuel additives increased when comparing the second quarters of 2018 and 2017, but decreased slightly for the six months comparison. The increase in fuel additives shipments was across all regions except for North America for the second quarter of 2018. When comparing the six months periods of 2018 and 2017, fuel additives shipments increased in Latin America, but were offset with decreases in the other regions.

All Other
The “All other” category includes the operations of the TEL business and certain contracted manufacturing and services.

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
The following table reports segment operating profit for the second quarter and six months ended June 30, 2018 and June 30, 2017.

	Second Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Petroleum additives	$71.5	$91.2	$155.7	$186.7
All other	$0.4	$0.8	$0.3	$1.8

Petroleum Additives Segment
The petroleum additives segment operating profit decreased $19.7 million when comparing the second quarter of 2018 to the second quarter of 2017 and $31.0 million when comparing the first six months of 2018 to the same period in 2017. The 2017 periods reflect the retroactive restatement of petroleum additives operating profit due to the adoption of ASU 2017-07. See Note 13 for further information. Both comparative periods included the impact of the same factors that affected gross profit (see discussion below) including an unfavorable currency impact when comparing the second quarter and first six months of 2018 with the same periods in 2017.
The operating profit margin was 12.0% for the second quarter of 2018 as compared to 16.8% for the second quarter of 2017 and was 13.2% for the first six months of 2018 as compared to 17.2% for the first six months of 2017. For the rolling four quarters ended June 30, 2018, the operating profit margin for petroleum additives was 13.7%. An unfavorable impact from foreign currency, as well as increases in raw material costs have continued to put downward pressure on margins, and our actions with regard to pricing have not kept pace. While operating profit margins will fluctuate from quarter to quarter due to multiple factors, we believe the fundamentals of our business and industry as a whole are unchanged.
Petroleum additives gross profit decreased $15.3 million when comparing the two second quarter periods and $26.9 million when comparing the first six months periods of 2018 and 2017. Cost of goods sold as a percentage of net sales was 75.7% for the second quarter of 2018, up from 70.6% for the second quarter of 2017 and 74.8% for the first six months of 2018, up from 70.0% for the first six months of 2017.
When comparing both the second quarters and first six months of 2018 and 2017, the decrease in gross profit resulted predominantly from unfavorable raw material costs and conversion costs, as well as an unfavorable foreign currency translation impact, which together contributed over 100% of the change. These unfavorable factors were partially offset by a favorable impact from selling prices (including the impact from foreign currency on net sales), as well as a favorable impact from product shipments (as discussed in the Net Sales section above).
Petroleum additives selling, general, and administrative expenses (SG&A) for the second quarter of 2018 were $2.4 million, or 7.1% higher as compared to the second quarter of 2017, and $3.7 million, or 5.4% higher for the first six months of 2018. SG&A as a percentage of net sales was 6.1% for the second quarter of 2018, 6.3% for the second quarter of 2017, 6.0% for the first six months of 2018 and 6.2% for the first six months of 2017. Our SG&A costs are primarily personnel-related and include salaries, benefits, and other costs associated with our workforce. There were no significant changes in the drivers of these costs when comparing the periods.

Our investment in petroleum additives research, development, and testing (R&D) decreased slightly for the second quarter of 2018 from the second quarter of 2017 and decreased $4.1 million in the first six months of 2018 from the first six months of 2017. The decrease for the second quarter comparison period resulted from a small decrease in the fuel additives product lines partially offset by an increase in the lubricant additives product lines. The decrease for the six months comparison period was primarily in the lubricant additives product lines along with a small decrease in fuel additives product lines. As a percentage of net sales, R&D was 6.2% for the second quarter of 2018, 6.8% for the second quarter of 2017, 6.0% for the first six months of 2018, and 6.9% for the first six months of 2017. Our R&D investments reflect our efforts to support the development of solutions that meet our customers' needs, meet new and evolving standards, and support our expansion into new product areas. Our approach to R&D investment, as it is with SG&A, is one of purposeful spending on programs to support our current product base and to ensure that we develop products to support our customers' programs in the future. R&D investments include personnel-related costs, as well as internal and external testing of our products.

The following discussion references certain captions on the Consolidated Statements of Income.

Interest and Financing Expenses
Interest and financing expenses were $5.6 million for the second quarter of 2018, $5.4 million for the second quarter of 2017, $10.7 million for the first six months of 2018 and $10.9 million for the first six months of 2017. For the second quarter comparative periods, higher average debt resulted in increased interest expense, which was partially offset by the benefit of higher capitalized interest. For the first six months of 2018 as compared to the first six months of 2017, higher average debt resulted in increased interest expense, which was more than offset by the benefit of higher capitalized interest.

Other Income (Expense), Net
Other income (expense), net was income of $8.0 million for the second quarter of 2018, $3.6 million for the second quarter of 2017, $12.9 million for the first six months of 2018 and $7.1 million for the first six months of 2017. The amounts for all of the 2018 and 2017 periods primarily reflect the components of net periodic benefit cost (income), except for service cost. See Note 5 for further information on total periodic benefit cost (income).

Income Tax Expense
Income tax expense was $16.7 million for the second quarter of 2018 and $22.6 million for the second quarter of 2017. The effective tax rate was 24.0% for the second quarter of 2018 and 26.5% for the second quarter of 2017. Income tax expense decreased $4.2 million due to lower income before income tax expense. The lower effective tax rate resulted in a $1.7 million decrease in income tax expense.
Income tax expense was $37.4 million for the first six months of 2018 and $46.9 million for the first six months of 2017. The effective tax rate was 24.8% for the first six months of 2018 and 27.0% for the first six months of 2017. Income tax expense decreased $6.2 million due to lower income before income tax expense, with the remaining $3.3 million of the change due to the lower effective tax rate.
The primary reason for the decrease in the effective tax rate for both the second quarter and the first six months of 2018 is the Tax Reform Act, which reduced the U.S. federal tax rate to 21% effective January 1, 2018. The effective tax rates for the 2017 periods included the benefit of income in foreign jurisdictions with lower tax rates than the United States. The 2017 periods also included the benefit of the U.S. domestic production deduction, which was repealed by the Tax Reform Act.
See Note 12 for further information on income taxes.

Cash Flows, Financial Condition, and Liquidity
Cash and cash equivalents at June 30, 2018 were $109.8 million, which was an increase of $25.6 million since December 31, 2017.
Cash and cash equivalents held by our foreign subsidiaries amounted to $104.4 million at June 30, 2018 and $76.6 million at December 31, 2017. A significant amount, but not all, of these foreign cash balances are associated with earnings that we have asserted are indefinitely reinvested. We plan to use these indefinitely reinvested earnings to support growth outside of the United States through funding of operating expenses, capital expenditures, and other cash needs of our foreign subsidiaries.

Periodically, we repatriate cash from our foreign subsidiaries to the United States through intercompany dividends. These intercompany dividends are paid only by subsidiaries whose earnings we have not asserted are indefinitely reinvested or whose earnings qualify as previously taxed income, as defined by the United States Internal Revenue Code. Under the Tax Reform Act, previously deferred foreign earnings were subjected to U.S. tax in 2017. Future earnings will not be subject to U.S. federal tax upon repatriation. As a result of this new legislation, we are continuing to evaluate our permanent investment assertions, but we do not anticipate significant U.S. or foreign tax consequences of future distributions of foreign earnings. As final determinations are made, any required adjustment will be recorded to income tax expense or benefit in the period that the determination is made. As part of our foreign subsidiary repatriation activities, we received cash dividends from our foreign subsidiaries of $4.7 million for the first six months of 2018. The amount of cash that we repatriate from foreign subsidiaries in any given year is dependent upon many factors including utilization of available cash in the foreign locations for working capital, capital investments, and other needs.
We expect that cash from operations, together with borrowing available under our revolving credit facility, will continue to be sufficient to cover our operating needs and planned capital expenditures for at least the next twelve months.
Cash Flows – Operating Activities
Cash flows provided from operating activities for the first six months of 2018 were $65.8 million, which included the use of $74.5 million to fund higher working capital requirements. The $74.5 million excluded a small unfavorable foreign currency impact to the components of working capital on the balance sheet.
Other than the increase in cash and cash equivalents, the most significant changes in working capital resulted from an increase in accounts receivable, as well as a decrease in accounts payable and accrued expenses. The higher accounts receivable balance was primarily due to higher sales levels in all regions when comparing the second quarter of 2018 with the fourth quarter of 2017. The decrease in accounts payable reflected normal timing differences and the decrease in accrued expenses reflected normal payments for customer and personnel related costs.
Including cash and cash equivalents, as well as the impact of foreign currency on the balance sheet, we had total working capital of $612.8 million at June 30, 2018 and $516.9 million at December 31, 2017. The current ratio was 3.19 to 1 at June 30, 2018 and 2.63 to 1 at December 31, 2017.
Cash Flows – Investing Activities
Cash used in investing activities totaled $30.5 million during the first six months of 2018 and related to capital expenditures, which was partially offset by proceeds from the sale of certain assets. We currently expect that our total capital spending during 2018 will be in the $80 million to $100 million range and will include several improvements to our manufacturing and R&D infrastructure around the world. We expect to continue to finance capital spending through cash on hand and cash provided from operations, together with borrowing available under our $850 million revolving credit facility.
Cash Flows – Financing Activities
Cash used in financing activities during the first six months of 2018 amounted to $7.3 million. We paid dividends of $40.8 million and repurchased common stock of $123.3 million. Our long-term debt was $759.8 million at June 30, 2018, increasing $156.9 million since December 31, 2017 primarily reflecting net borrowings under our revolving credit facility.
Debt
At June 30, 2018, our debt included senior notes in the amount of $350 million, senior notes in the amount of $250 million, and borrowings under our revolving credit agreement.
The $350 million senior notes bear interest at a fixed rate of 4.10% and are due in 2022. These senior notes are registered under the Securities Act.
The $250 million senior notes are unsecured and were issued in a 2017 private placement with The Prudential Insurance Company of America and certain other purchasers. These notes bear interest at 3.78% and mature on January 4, 2029.
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
The unused portion of the revolving credit facility was $690.3 million at June 30, 2018 and $847.2 million at December 31, 2017. See Note 8 for additional information.

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
The more restrictive and significant financial covenants under the revolving credit facility include:

•
A consolidated Leverage Ratio (as defined in the agreement) of no more than 3.50 to 1.00, except during an Increased Leverage Period (as defined in the agreement) at the end of each fiscal quarter; and

•	A consolidated Interest Coverage Ratio (as defined in the agreement) of no less than 3.00 to 1.00, calculated on a rolling four quarter basis, as of the end of each quarter.
At June 30, 2018, the Leverage Ratio was 2.01 and the Interest Coverage Ratio was 14.60 under the revolving credit facility. We were in compliance with all covenants under the 4.10% senior notes, the 3.78% senior notes, and the revolving credit facility at June 30, 2018 and December 31, 2017.
As a percentage of total capitalization (total long-term debt and shareholders’ equity), our total long-term debt percentage increased from 50.1% at December 31, 2017 to 57.9% at June 30, 2018. The change in the percentage was primarily the result of the increase in long-term debt, as well as the decrease in shareholders' equity. The change in shareholders’ equity reflects our earnings and the impact of foreign currency translation adjustments, offset by the impact of dividend payments and stock repurchases. Generally, we repay any outstanding long-term debt with cash from operations or refinancing activities.

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
Margin improvement will continue to be our top priority throughout the remainder of this year, as we are committed to reversing the effects of the margin compression we have seen over the past several quarters, primarily due to rising raw material costs. This will remain a top priority until we begin to see raw material prices stabilize.
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

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk
At June 30, 2018, there were no material changes in our market risk from the information provided in the 2017 Annual Report.

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
There has been no change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, that occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In late 2013, Afton initiated a voluntary self-audit of its compliance with certain sections of the TSCA under the EPA’s Audit Policy.  Afton has now concluded its self-audit and on August 1, 2018 sent notice to the EPA of the conclusion of its self-audit. Any known potential findings and/or violations were disclosed on or before the conclusion of the self-audit. Coincidentally, in August 2014, the EPA began an EPA TSCA inspection of both Afton and Ethyl; to date, however, the EPA has not noticed Afton or Ethyl of any findings, violations, or the conclusion of this inspection. While it is not possible to predict or determine with certainty the outcomes of Afton’s self-audit or the EPA’s inspection, we do not believe that any disclosures or findings identified as a result of Afton’s self-audit or the EPA’s TSCA inspection will have a material adverse effect on our consolidated results of operations, financial condition, or cash flows.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds
On October 21, 2015, our Board of Directors approved a share repurchase program authorizing management to repurchase up to $500 million of NewMarket's outstanding common stock until December 31, 2018, as market conditions warrant and covenants under our existing agreements permit. We may conduct the share repurchases in the open market and in privately negotiated transactions. The repurchase program does not require NewMarket to acquire any specific number of shares and may be terminated or suspended at any time. Approximately $295 million remained available under the 2015 authorization at June 30, 2018. The following table outlines the purchases during the second quarter of 2018 under this authorization.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30	8,138	$390.99	8,138	$415,373,677
May 1 to May 31	176,779	376.23	176,779	348,864,760
June 1 to June 30	136,236	394.59	136,236	295,107,822
Total	321,153	$384.39	321,153	$295,107,822

ITEM 6.     Exhibits

Exhibit 3.1	Articles of Incorporation Amended and Restated effective April 27, 2012 (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 1-32190) filed April 30, 2012)
Exhibit 3.2	NewMarket Corporation Bylaws Amended and Restated effective August 6, 2015 (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 1- 32190) filed August 6, 2015)
Exhibit 31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald
Exhibit 31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Brian D. Paliotti
Exhibit 32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald
Exhibit 32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Brian D. Paliotti
Exhibit 101	XBRL Instance Document and Related Items

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMARKET CORPORATION
(Registrant)

Date: August 9, 2018	By: /s/ Brian D. Paliotti
Brian D. Paliotti
Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: August 9, 2018	By: /s/ William J. Skrobacz
William J. Skrobacz
Controller
(Principal Accounting Officer)