Form 10-Q
period 2018-09-30
NEWMARKET CORP
filed 2018-10-25
CIK 1282637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Yes  ☐ No  ☒
Number of shares of common stock, without par value, outstanding as of September 30, 2018: 11,404,031

NEWMARKET CORPORATION

INDEX

PART I.        FINANCIAL INFORMATION
ITEM 1.     Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(in thousands, except per-share amounts)	Third Quarter Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales	$563,166	$548,416	$1,751,363	$1,638,422
Cost of goods sold	422,283	389,539	1,307,838	1,147,232
Gross profit	140,883	158,877	443,525	491,190
Selling, general, and administrative expenses	37,741	43,633	120,653	123,486
Research, development, and testing expenses	34,994	36,545	106,018	111,694
Operating profit	68,148	78,699	216,854	256,010
Interest and financing expenses, net	7,807	5,564	18,536	16,496
Other income (expense), net	7,973	3,842	20,872	10,986
Income before income tax expense	68,314	76,977	219,190	250,500
Income tax expense	9,833	17,205	47,259	64,063
Net income	$58,481	$59,772	$171,931	$186,437
Earnings per share - basic and diluted	$5.12	$5.04	$14.78	$15.73
Cash dividends declared per share	$1.75	$1.75	$5.25	$5.25

See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(in thousands)	Third Quarter Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$58,481	$59,772	$171,931	$186,437
Other comprehensive income (loss):
Pension plans and other postretirement benefits:
Amortization of prior service cost (credit) included in net periodic benefit cost, net of income tax expense (benefit) of $(180) in third quarter 2018, $(296) in third quarter 2017, $(541) in nine months 2018 and $(888) in nine months 2017	(591)	(475)	(1,773)	(1,423)
Actuarial net gain (loss) arising during the period, net of income tax expense (benefit) of $(51) in third quarter and nine months 2018 and $(841) in third quarter and nine months 2017	(163)	(1,335)	(163)	(1,335)
Amortization of actuarial net loss (gain) included in net periodic benefit cost, net of income tax expense (benefit) of $318 in third quarter 2018, $487 in third quarter 2017, $1,037 in nine months 2018 and $1,563 in nine months 2017	1,003	845	3,270	2,692
Total pension plans and other postretirement benefits	249	(965)	1,334	(66)
Foreign currency translation adjustments, net of income tax expense (benefit) of $(109) in third quarter 2018, $712 in third quarter 2017, $(653) in nine months 2018 and $632 in nine months 2017	(3,760)	5,642	(3,793)	18,656
Other comprehensive income (loss)	(3,511)	4,677	(2,459)	18,590
Comprehensive income	$54,970	$64,449	$169,472	$205,027

See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share amounts)	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$147,935	$84,166
Trade and other accounts receivable, less allowance for doubtful accounts	347,903	335,317
Inventories
Finished goods and work-in-process	317,276	319,036
Raw materials	58,754	51,485
Stores, supplies, and other	12,956	12,576
Total inventories	388,986	383,097
Prepaid expenses and other current assets	30,343	31,074
Total current assets	915,167	833,654
Property, plant, and equipment, at cost	1,417,732	1,474,962
Less accumulated depreciation and amortization	770,925	822,681
Net property, plant, and equipment	646,807	652,281
Intangibles (net of amortization) and goodwill	137,533	144,337
Prepaid pension cost	125,618	66,495
Deferred income taxes	4,628	4,349
Deferred charges and other assets	10,174	11,038
Total assets	$1,839,927	$1,712,154
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$152,624	$159,408
Accrued expenses	94,235	107,999
Dividends payable	18,257	19,055
Income taxes payable	10,866	16,340
Other current liabilities	3,263	13,991
Total current liabilities	279,245	316,793
Long-term debt	818,477	602,900
Other noncurrent liabilities	178,133	190,812
Total liabilities	1,275,855	1,110,505
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock and paid-in capital (without par value; authorized shares - 80,000,000; issued and outstanding shares - 11,404,031 at September 30, 2018 and 11,779,978 at December 31, 2017)	0	0
Accumulated other comprehensive loss	(148,453)	(145,994)
Retained earnings	712,525	747,643
Total shareholders' equity	564,072	601,649
Total liabilities and shareholders’ equity	$1,839,927	$1,712,154

See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in thousands, except share and per-share amounts)	Common Stock and Paid-in Capital		Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2016	11,845,972	$1,603	$(182,510)	$664,158	$483,251
Net income				186,437	186,437
Other comprehensive income (loss)			18,590		18,590
Cash dividends ($5.25 per share)				(62,227)	(62,227)
Stock-based compensation	7,135	2,396		3	2,399
Balance at September 30, 2017	11,853,107	$3,999	$(163,920)	$788,371	$628,450

Balance at December 31, 2017	11,779,978	$0	$(145,994)	$747,643	$601,649
Net income				171,931	171,931
Other comprehensive income (loss)			(2,459)		(2,459)
Cash dividends ($5.25 per share)				(60,778)	(60,778)
Repurchases of common stock	(385,181)	(2,366)		(146,283)	(148,649)
Stock-based compensation	9,234	2,366		12	2,378
Balance at September 30, 2018	11,404,031	$0	$(148,453)	$712,525	$564,072

See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands)	Nine Months Ended September 30,
	2018	2017
Cash and cash equivalents at beginning of year	$84,166	$192,154
Cash flows from operating activities:
Net income	171,931	186,437
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	53,463	39,196
Noncash pension and postretirement expense	4,129	5,976
Deferred income tax expense	10,257	8,639
Working capital changes	(69,190)	(34,945)
Cash pension and postretirement contributions	(61,860)	(19,566)
Other, net	(7,585)	(7,986)
Cash provided from (used in) operating activities	101,145	177,751
Cash flows from investing activities:
Capital expenditures	(55,136)	(120,973)
Acquisition of business (net of $1,131 cash acquired)	0	(183,930)
Other, net	14,573	(2,000)
Cash provided from (used in) investing activities	(40,563)	(306,903)
Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facility	215,619	(146,000)
Issuance of 3.78% senior notes	0	250,000
Dividends paid	(60,778)	(62,227)
Repurchases of common stock	(148,649)	0
Other, net	(242)	(3,048)
Cash provided from (used in) financing activities	5,950	38,725
Effect of foreign exchange on cash and cash equivalents	(2,763)	3,269
Increase (decrease) in cash and cash equivalents	63,769	(87,158)
Cash and cash equivalents at end of period	$147,935	$104,996

See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Financial Statement Presentation
In the opinion of management, the accompanying consolidated financial statements of NewMarket Corporation and its subsidiaries contain all necessary adjustments for the fair statement of, in all material respects, our consolidated financial position as of September 30, 2018 and December 31, 2017, our consolidated results of operations and comprehensive income for the third quarter and nine months ended September 30, 2018 and September 30, 2017, and our changes in shareholders' equity, and cash flows for the nine months ended September 30, 2018 and September 30, 2017. All adjustments are of a normal, recurring nature, unless otherwise disclosed. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the NewMarket Corporation Annual Report on Form 10-K for the year ended December 31, 2017 (2017 Annual Report), as filed with the Securities and Exchange Commission (SEC). The results of operations for the nine month period ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year ending December 31, 2018. The December 31, 2017 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
Unless the context otherwise indicates, all references to “we,” “us,” “our,” the “company,” and “NewMarket” are to NewMarket Corporation and its consolidated subsidiaries.
During 2018, we identified fully depreciated property, plant, and equipment that is no longer in use and should have been written off in prior periods. During 2018, we reduced both property, plant, and equipment, at cost and accumulated depreciation and amortization on the Condensed Consolidated Balance Sheet by $86 million each. There was no impact to net property, plant, and equipment. Prior period amounts were not revised as the adjustments were not considered material.
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

Our revenues are primarily derived from the manufacture and sale of petroleum additives products. We sell petroleum additives products across the world including to customers located in the United States, Europe, Asia Pacific (including China), Latin America, Canada, India, and the Middle East. Our customers primarily consist of global, national, and independent oil companies. While some of our customers have payment terms beyond 30 days, we do not provide extended payment terms of a year or more, nor do our contracts include a financing component. Our allowance for doubtful accounts is immaterial, as are any bad debts we incur. In limited cases, we collect funds in advance of shipping product to our customers and recognizing the related revenue. These prepayments from customers are recorded as a contract liability to our customer until we recognize the revenue. Prepayments from our customers totaled $0.8 million at September 30, 2018. Revenue recognized from funds collected in advance from customers in an earlier period was $3.2 million in 2018.

We recognize revenue when control of the product is transferred to our customer and for an amount that reflects the consideration we expect to collect from the customer. Control is generally transferred to the customer when title transfers (which may include physical possession by the customer), we have a right to payment from the customer, the customer has accepted the product, and the customer has assumed the risks and rewards of ownership. We have supplier managed inventory arrangements with some of our customers to facilitate on-demand product availability. In some cases, the inventory resides at a customer site, although title has not transferred, we are not entitled to payment, and we have not invoiced for the product. We have evaluated the contract terms under these arrangements and have determined that control transfers when the customer uses the product, at which time revenue is recognized. Our contracts generally include one performance obligation, which is providing petroleum additives products. The performance obligation is satisfied at a point in time when products are shipped, delivered, or consumed by the customer, depending on the underlying contracts.

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

Some of our contracts include variable consideration in the form of rebates or business development funds. We record rebates at the point of sale as contra-revenue when we can reasonably estimate the amount of the rebate. The estimates are based on our best judgment at the time of sale, which includes anticipated as well as historical performance. Depending upon the specific terms of a business development fund, amounts are accrued as contra-revenue at the point of sale or are expensed when costs are incurred by us. We regularly review both rebates and business development funds and make adjustments when necessary, recognizing the full amount of any adjustment in the period identified. We recognized an increase to net sales of $0.8 million for the third quarter of 2018 and an increase of $2.0 million for the first nine months of 2018 related to adjustments to rebates or business development funds which were recognized in revenue in a prior period. At September 30, 2018, accrued rebates were $20.9 million and accrued business development funds were $2.1 million.

The following table provides information on our net sales by geographic area. Information on net sales by segment is in Note 4.

	Third Quarter Ended September 30,	Nine Months Ended September 30,
(in thousands)	2018	2018
Net sales
United States	$180,142	$547,005
China	57,891	183,980
Europe, Middle East, Africa, India	180,850	588,248
Asia Pacific, except China	87,661	254,350
Other foreign	56,622	177,780
Net sales	$563,166	$1,751,363

4. Segment Information
The tables below show our consolidated segment results. The “All other” category includes the operations of the TEL business, as well as certain contracted manufacturing and services associated with Ethyl Corporation (Ethyl).
Net Sales by Segment

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Petroleum additives
Lubricant additives	$462,865	$443,355	$1,440,227	$1,340,693
Fuel additives	97,657	102,804	303,405	289,652
Total	560,522	546,159	1,743,632	1,630,345
All other	2,644	2,257	7,731	8,077
Net sales	$563,166	$548,416	$1,751,363	$1,638,422

Segment Operating Profit

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Petroleum additives	$75,824	$84,173	$231,494	$270,841
All other	(2,295)	1,093	(1,966)	2,943
Segment operating profit	73,529	85,266	229,528	273,784
Corporate, general, and administrative expenses	(5,402)	(6,534)	(16,033)	(17,561)
Interest and financing expenses, net	(7,807)	(5,564)	(18,536)	(16,496)
Other income (expense), net	7,994	3,809	24,231	10,773
Income before income tax expense	$68,314	$76,977	$219,190	$250,500

5.    Pension Plans and Other Postretirement Benefits
The table below shows cash contributions made during the nine months ended September 30, 2018, as well as the remaining cash contributions we expect to make during the year ending December 31, 2018, for our domestic and foreign pension plans and domestic postretirement benefit plan.

(in thousands)	Actual Cash Contributions for Nine Months Ended September 30, 2018	Expected Remaining Cash Contributions for Year Ending December 31, 2018
Domestic plans
Pension benefits	$55,983	$1,328
Postretirement benefits	1,354	452
Foreign plans
Pension benefits	4,523	1,529

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

	Domestic
	Pension Benefits		Postretirement Benefits
	Third Quarter Ended September 30,
(in thousands)	2018	2017	2018	2017
Service cost	$3,599	$3,501	$239	$208
Interest cost	3,257	3,248	355	400
Expected return on plan assets	(7,523)	(6,604)	(228)	(281)
Amortization of prior service cost (credit)	7	7	(757)	(757)
Amortization of actuarial net (gain) loss	1,172	1,085	0	0
Net periodic benefit cost (income)	$512	$1,237	$(391)	$(430)

	Domestic
	Pension Benefits		Postretirement Benefits
	Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Service cost	$11,543	$10,259	$672	$581
Interest cost	9,942	9,966	1,094	1,186
Expected return on plan assets	(22,413)	(19,609)	(726)	(898)
Amortization of prior service cost (credit)	20	20	(2,271)	(2,271)
Amortization of actuarial net (gain) loss	3,854	3,544	0	0
Net periodic benefit cost (income)	$2,946	$4,180	$(1,231)	$(1,402)

	Foreign
	Pension Benefits
	Third Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Service cost	$1,975	$1,942	$6,114	$5,645
Interest cost	1,105	1,076	3,425	3,141
Expected return on plan assets	(2,423)	(2,127)	(7,519)	(6,229)
Amortization of prior service cost (credit)	(20)	(20)	(62)	(58)
Amortization of actuarial net (gain) loss	148	243	456	699
Net periodic benefit cost (income)	$785	$1,114	$2,414	$3,198

6.    Earnings Per Share
We had 24,832 shares of nonvested restricted stock at September 30, 2018 and 23,615 shares of nonvested restricted stock at September 30, 2017 that were excluded from the calculation of diluted earnings per share, as their effect on earnings per share would be anti-dilutive.
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

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per-share amounts)	2018	2017	2018	2017
Earnings per share numerator:
Net income attributable to common shareholders before allocation of earnings to participating securities	$58,481	$59,772	$171,931	$186,437
Earnings allocated to participating securities	121	118	340	370
Net income attributable to common shareholders after allocation of earnings to participating securities	$58,360	$59,654	$171,591	$186,067
Earnings per share denominator:
Weighted-average number of shares of common stock outstanding - basic and diluted	11,409	11,829	11,606	11,829
Earnings per share - basic and diluted	$5.12	$5.04	$14.78	$15.73

7.    Intangibles (Net of Amortization) and Goodwill

The net carrying amount of intangibles and goodwill was $138 million at September 30, 2018 and $144 million at December 31, 2017. The gross carrying amount and accumulated amortization of each type of intangible asset and goodwill are presented in the table below.

	September 30, 2018		December 31, 2017
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Formulas and technology	$9,600	$2,708	$12,339	$3,280
Contract	2,000	350	2,000	200
Customer bases	14,240	8,214	15,759	5,140
Trademarks and trade names	0	0	1,531	1,213
Goodwill	122,965		122,541
	$148,805	$11,272	$154,170	$9,833

All of the intangibles relate to the petroleum additives segment. The change in the gross carrying amount between December 31, 2017 and September 30, 2018 is due to disposal of certain intangible assets, an immaterial adjustment to goodwill related to AMSA, and foreign currency fluctuation. See Note 2 for more information on the AMSA acquisition. There is no accumulated goodwill impairment.
Amortization expense was (in thousands):

Third quarter ended September 30, 2018	$1,470
Nine months ended September 30, 2018	5,944
Third quarter ended September 30, 2017	928
Nine months ended September 30, 2017	1,364

Estimated amortization expense for the remainder of 2018, as well as estimated annual amortization expense related to our intangible assets for the next five years, is expected to be (in thousands):

2018	$1,467
2019	4,207
2020	2,907
2021	2,156
2022	1,423
2023	907

We amortize contracts over 10 years; customer bases over 4 to 20 years; and formulas and technology over 3 to 6 years.

8.    Long-term Debt

(in thousands)	September 30, 2018	December 31, 2017
Senior notes - 4.10% due 2022 (net of related deferred financing costs)	$347,530	$347,091
Senior notes - 3.78% due 2029	250,000	250,000
Revolving credit facility	215,619	0
Capital lease obligations	5,328	5,809
	$818,477	$602,900
The outstanding 4.10% senior notes have an aggregate principal amount of $350 million and are registered under the Securities Act of 1933, as amended (Securities Act). The outstanding 3.78% senior notes are unsecured and were issued in a 2017 private placement with The Prudential Insurance Company of America and certain other purchasers. We were in compliance with all covenants under both issuances of the senior notes as of September 30, 2018 and December 31, 2017.
The revolving credit facility has a term of five years and matures on September 22, 2022. The obligations under the revolving agreement are unsecured and are fully and unconditionally guaranteed by NewMarket. The average interest rate for borrowings under our revolving credit facility was 3.0% during the first nine months of 2018 and 2.5% during the full year of 2017. We were in compliance with all covenants under the revolving credit facility as of September 30, 2018 and December 31, 2017.
The following table provides information related to the unused portion of our revolving credit facility:

(in thousands)	September 30, 2018	December 31, 2017
Maximum borrowing capacity under the revolving credit facility	$850,000	$850,000
Outstanding borrowings under the revolving credit facility	215,619	0
Outstanding letters of credit	2,710	2,830
Unused portion of revolving credit facility	$631,671	$847,170
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
In late 2013, Afton Chemical Corporation (Afton) initiated a voluntary self-audit of its compliance with certain sections of Toxic Substances Control Act (TSCA) under the Environmental Protection Agency's (EPA) audit policy (Audit Policy).  Afton concluded its self-audit, sending its notice of this conclusion to the EPA on August 1, 2018. Any known potential findings and/or violations were disclosed on or before the conclusion of the self-audit. In August 2014, the EPA began an EPA TSCA inspection of both Afton and Ethyl. To date, however, the EPA has not noticed Afton or Ethyl of any findings, violations, or the conclusion of this inspection. While it is not possible to predict or determine with certainty the outcomes of Afton’s self-audit or the EPA’s inspection, we do not believe that any disclosures or findings identified as a result of Afton’s self-audit or the EPA’s TSCA inspection will have a material adverse effect on our consolidated results of operations, financial condition, or cash flows.
Environmental
We are involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination, disposal of hazardous waste, and other environmental matters at several of our current or former facilities, or at third-party sites where we have been designated as a potentially responsible party (PRP). While we believe we are currently adequately accrued for known environmental issues, it is possible that unexpected future costs could have a significant impact on our financial position, results of operations, and cash flows. Our total accruals for environmental remediation, dismantling, and decontamination were approximately $14 million at both September 30, 2018 and December 31, 2017. Of the total accrual, the current portion is included in accrued expenses and the noncurrent portion is included in other noncurrent liabilities on the Condensed Consolidated Balance Sheets.
Our more significant environmental sites include a former TEL plant site in Louisiana (the Louisiana site) and a Houston, Texas plant site (the Texas site). Together, the amounts accrued on a discounted basis related to these sites represented approximately $8 million of the total accrual above at September 30, 2018 and $7 million at December 31, 2017, using discount rates ranging from 3% to 9% at September 30, 2018 and 4% to 9% at December 31, 2017. The aggregate undiscounted amount for these sites was $11 million at September 30, 2018 and $10 million at December 31, 2017. Of the total accrued for these two sites, the amount related to remediation of groundwater and soil for the Louisiana site was $4 million at September 30, 2018 and $3 million at December 31, 2017. The amount related to remediation of groundwater and soil for the Texas site was $4 million at both September 30, 2018 and December 31, 2017.
In 2000, the EPA named us as a PRP under Superfund law for the clean-up of soil and groundwater contamination at the five grouped disposal sites known as "Sauget Area 2 Sites" in Sauget, Illinois. Without admitting any fact, responsibility, fault, or liability in connection with this site, we are participating with other PRPs in site investigations and feasibility studies. In December 2013, the EPA issued its Record of Decision (ROD) confirming its remedies for the selected Sauget Area 2 Sites. In August 2017, the EPA issued a Special Notice Letter to over 75 PRPs notifying them of potential liability and encouraging the PRPs to voluntarily perform or finance the response actions detailed in the ROD. We have accrued our estimated proportional share of the remedial costs and expenses addressed in the ROD. We do not believe there is any additional information available as a basis for revision of the liability that we have established at September 30, 2018. The amount accrued for this site is not material.

10.    Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
The balances of, and changes in, the components of accumulated other comprehensive loss, net of tax, consist of the following:

(in thousands)	Pension Plans and Other Postretirement Benefits	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2016	$(76,187)	$(106,323)	$(182,510)
Other comprehensive income (loss) before reclassifications	(1,335)	18,656	17,321
Amounts reclassified from accumulated other comprehensive loss (a)	1,269	0	1,269
Other comprehensive income (loss)	(66)	18,656	18,590
Balance at September 30, 2017	$(76,253)	$(87,667)	$(163,920)

Balance at December 31, 2017	$(63,520)	$(82,474)	$(145,994)
Other comprehensive income (loss) before reclassifications	(163)	(3,793)	(3,956)
Amounts reclassified from accumulated other comprehensive loss (a)	1,497	0	1,497
Other comprehensive income (loss)	1,334	(3,793)	(2,459)
Balance at September 30, 2018	$(62,186)	$(86,267)	$(148,453)

(a) The pension plan and other postretirement benefit components of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (income). See Note 5 in this Quarterly Report on Form 10-Q and Note 17 in our 2017 Annual Report for further information.

11.    Fair Value Measurements
The carrying amount of cash and cash equivalents in the Condensed Consolidated Balance Sheets, as well as the fair value, was $148 million at September 30, 2018 and $84 million at December 31, 2017. The fair value is categorized in Level 1 of the fair value hierarchy.
No material events occurred during the nine months ended September 30, 2018 requiring adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.
Long-term debt – We record the carrying amount of our long-term debt at historical cost, less deferred financing costs related to the 4.10% senior notes. The estimated fair value of our long-term debt is shown in the table below and is based primarily on estimated current rates available to us for debt of the same remaining duration and adjusted for nonperformance risk and credit risk. The estimated fair value of our publicly-traded 4.10% senior notes included in long-term debt in the table below is based on the last quoted price closest to September 30, 2018. The fair value of our debt instruments is categorized as Level 2.

	September 30, 2018		December 31, 2017
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (excluding capital lease obligations)	$813,149	$803,977	$597,091	$623,557

12.    Income Taxes
In December 2017, the United States enacted tax legislation commonly known as the Tax Cuts and Jobs Act (Tax Reform Act), which required a one-time transition tax expense in 2017 on the deemed repatriation of previously deferred foreign earnings and reduced the U.S. corporate tax rate to 21% effective January 1, 2018. As of September 30, 2018, our estimate of the transition tax expense is based on currently available information and interpretations regarding the application of the new tax provisions. The U.S. Treasury, the Internal Revenue Service, and other standard-setting bodies could interpret or issue guidance regarding the provisions of the Tax Reform Act that differ from our interpretation, which could impact our provisional expense. Additional work is necessary to further analyze our historical earnings and other items that affect the calculations. Adjustments to the provisional amounts recorded as of September 30, 2018 and December 31, 2017, will affect our tax expense or benefit from continuing operations in the period that the final adjustments are determined, which will be no later than the fourth quarter of 2018. During the third quarter of 2018, we recorded a tax benefit of $6 million associated with the Tax Reform Act, as a result of the reduction to the deferred tax liability for our U.S. salaried pension plan.

We are evaluating certain aspects of the Tax Reform Act which could further impact our deferred tax balances and have not made a policy election with respect to the deferred tax effects of the global intangible low-taxed income (GILTI) provision of the Tax Reform Act. The policy decision will be made no later than the fourth quarter of 2018, and any impact of the decision will be recorded in continuing operations in the fourth quarter.

13.    Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements

On January 1, 2018, we adopted Accounting Standard Codification 606 (ASC 606), "Revenue from Contracts with Customers." Further information on the adoption is in Note 3.

Also on January 1, 2018, we adopted Accounting Standards Update No. 2017-07, "Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" (ASU 2017-07) on a retrospective basis for the consolidated statements of income and on a prospective basis for capitalization of the service cost component in assets. ASU 2017-07 requires that an employer report the service cost component of net benefit cost in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the consolidated statements of income outside of operating profit. There was no change to net income for the 2017 period as a result of adopting ASU 2017-07 on a retrospective basis for the consolidated statements of income, but there is a change within operating profit with a corresponding change in other income (expense), net to reflect the impact of presenting all components of net benefit cost, except for service cost, outside of operating profit. As a result of the retrospective application for the nine months ended September 30, 2017, operating profit decreased by $11 million and other income (expense), net increased by $11 million in income. As allowed under ASU 2017-07, we utilized the amounts disclosed in the prior year for the various components of net benefit costs as the basis for the retrospective application. See Note 5 for the components of our net benefit costs.
Recently Issued Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-02, "Leases (Topic 842)" (ASU 2016-02). The FASB issued ASU 2016-02 to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requiring disclosures related to certain information about leasing arrangements. Under the new guidance, operating leases are, in most cases, required to be recognized on the balance sheet as a lease asset and liability. A modified retrospective approach was required for the adoption of ASU 2016-02, which is effective for our reporting period beginning January 1, 2019. In 2018, the FASB issued additional accounting standard updates clarifying certain provisions, as well as providing for a second transition method allowing entities to initially apply the standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings. We are currently assessing the impact that the adoption of ASU 2016-02 and related 2018 updates will have on our consolidated financial statements.
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

Overview
When comparing the results of the petroleum additives segment for the first nine months of 2018 with the first nine months of 2017, net sales increased 6.9% primarily due to higher selling prices and a favorable foreign currency impact along with a favorable impact from product shipments. Petroleum additives operating profit was 14.5% lower when comparing the first nine months of 2018 with the first nine months of 2017, reflecting continuing unfavorable impacts from increased raw material costs and increased conversion costs.
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

Results of Operations
Net Sales
Consolidated net sales for the third quarter of 2018 totaled $563.2 million, representing an increase of $14.8 million, or 2.7%, from the third quarter of 2017. Consolidated net sales for the first nine months of 2018 were $1.8 billion which was an increase of $113.0 million, or 6.9%, from the first nine months of 2017. The following table shows net sales by segment and product line.

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Petroleum additives
Lubricant additives	$462.9	$443.4	$1,440.2	$1,340.7
Fuel additives	97.6	102.8	303.4	289.6
Total	560.5	546.2	1,743.6	1,630.3
All other	2.7	2.2	7.8	8.1
Net sales	$563.2	$548.4	$1,751.4	$1,638.4

Petroleum Additives Segment
The regions in which we operate include North America (the United States and Canada), Latin America (Mexico, Central America, and South America), Asia Pacific (including China), and the Europe/Middle East/Africa/India (EMEAI) region. While there is some fluctuation, the percentage of net sales generated in the regions remained fairly consistent when comparing the first nine months of 2018 with the same period in 2017, as well as with the full year in 2017.
Petroleum additives net sales for the third quarter of 2018 were $560.5 million compared to $546.2 million for the third quarter of 2017, an increase of 2.6%. The increase in net sales for the third quarter comparison was mostly in the Asia Pacific region with a smaller increase in North America. These increases were partially offset by decreases in the EMEAI and Latin America regions. Petroleum additives net sales for the first nine months of 2018 were $1.7 billion compared to $1.6 billion for the first nine months of 2017, an increase of 6.9%. The increase in net sales for the nine months comparative periods was across all regions, with most of the increase from the EMEAI and Asia Pacific regions.
The following table details the approximate components of the increase in petroleum additives net sales between the third quarter and first nine months of 2018 and 2017.

(in millions)	Third Quarter	Nine Months
Period ended September 30, 2017	$546.2	$1,630.3
Lubricant additives shipments	2.8	30.7
Fuel additives shipments	(8.8)	2.9
Selling prices	22.1	53.7
Foreign currency impact, net	(1.8)	26.0
Period ended September 30, 2018	$560.5	$1,743.6
When comparing both the third quarter and the nine months periods of 2018 and 2017, petroleum additives shipments accounted for a $6.0 million decrease in net sales for the third quarter comparison and a $33.6 million increase in net sales for the nine months comparison. Selling prices, along with a foreign currency impact, contributed $20.3 million of the increase in net sales in the third quarter comparison and $79.7 million of the increase in net sales for the nine months comparison. The United States Dollar weakened against the major currencies in which we transact, resulting in a favorable impact to net sales for the nine months comparative periods. The favorable impact was predominantly from the Euro. The foreign currency impact during the third quarter comparative periods was small from all of the major currencies in which we transact with the United States Dollar strengthening against most of those currencies.
On a worldwide basis, the volume of product shipments for petroleum additives decreased 3.6% when comparing the two third quarter periods and 0.3% when comparing the nine months periods of 2018 and 2017. Shipments of lubricant additives decreased for the third quarter, but increased slightly for the nine months periods. Lubricant additives shipments decreased in all regions except for the Asia Pacific region for both the third quarter and nine months comparative periods. For the nine months comparative periods, the Asia Pacific region completely offset the decreases in the other regions. While the volume of lubricant additives shipments were lower for the third quarter comparative period, the dollar impact to net sales was favorable due to mix of sales price and products sold. Fuel additives decreased for both the third quarters and nine months comparison periods. The decrease in fuel additives shipments was across all regions except for Asia Pacific for the third quarter of 2018. When comparing the nine months periods of 2018 and 2017, the Europe and North America regions were the primary drivers for the decrease in fuel additives shipments, which was partially offset by an increase in the Latin America region. While the volume of fuel additives shipments were lower for the nine months comparative period, the dollar impact to net sales was favorable due to mix of sales price and products sold.

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
The following table reports segment operating profit for the third quarter and nine months ended September 30, 2018 and September 30, 2017.

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Petroleum additives	$75.8	$84.2	$231.5	$270.8
All other	$(2.3)	$1.1	$(2.0)	$3.0

Petroleum Additives Segment
The petroleum additives segment operating profit decreased $8.4 million when comparing the third quarter of 2018 to the third quarter of 2017 and $39.3 million when comparing the first nine months of 2018 to the same period in 2017. The 2017 periods reflect the retroactive restatement of petroleum additives operating profit due to the adoption of ASU 2017-07. See Note 13 for further information. Both comparative periods included the impact of the same factors that affected gross profit (see discussion below) including an unfavorable foreign currency translation impact when comparing the third quarter and first nine months of 2018 with the same periods in 2017.
The operating profit margin was 13.5% for the third quarter of 2018 as compared to 15.4% for the third quarter of 2017 and was 13.3% for the first nine months of 2018 as compared to 16.6% for the first nine months of 2017. For the rolling four quarters ended September 30, 2018, the operating profit margin for petroleum additives was 13.3%. Increases in raw material costs, as well as an unfavorable impact from foreign currency, have continued to put downward pressure on margins. We have made some progress in adjusting our selling prices to compensate for the increase in costs, but we continue to experience the lag between when the price increases go into effect and when margins improve. While operating profit margins will fluctuate from quarter to quarter due to multiple factors, we believe the fundamentals of our business and industry as a whole are unchanged.
Petroleum additives gross profit decreased $12.3 million when comparing the two third quarter periods and $39.3 million when comparing the first nine months periods of 2018 and 2017. Cost of goods sold as a percentage of net sales was 74.6% for the third quarter of 2018, up from 71.6% for the third quarter of 2017 and 74.7% for the first nine months of 2018, up from 70.6% for the first nine months of 2017.
When comparing both the third quarters and first nine months of 2018 and 2017, the decrease in gross profit resulted predominantly from unfavorable raw material costs and conversion costs, as well as an unfavorable foreign currency translation impact, which together contributed over 100% of the change. These unfavorable factors were partially offset by a favorable impact from selling prices (including the impact from foreign currency on net sales), as well as a favorable impact from product shipments (as discussed in the Net Sales section above) for the nine months period. The impact of both selling prices and product shipments included an impact from the mix of products sold. The impact from product shipments on operating profit for the third quarter comparison period was small.
Petroleum additives selling, general, and administrative expenses (SG&A) for the third quarter of 2018 were $4.8 million, or 13.0% lower as compared to the third quarter of 2017, and $1.1 million, or 1.1% lower for the first nine months of 2018. SG&A as a percentage of net sales was 5.7% for the third quarter of 2018, 6.7% for the third quarter of 2017, 5.9% for the first nine months of 2018 and 6.4% for the first nine months of 2017. Our SG&A costs are primarily personnel-related and include salaries, benefits, and other costs associated with our workforce. There were no significant changes in the drivers of these costs when comparing the periods.

Our investment in petroleum additives research, development, and testing (R&D) decreased $1.6 million for the third quarter of 2018 from the third quarter of 2017 and decreased $5.7 million in the first nine months of 2018 from the first nine months of 2017. The decrease for both the third quarter and nine months comparison periods resulted from decreases in both the lubricant additives and fuel additives product lines with most of the decrease in the lubricant additives product line. As a percentage of net sales, R&D was 6.2% for the third quarter of 2018, 6.7% for the third quarter of 2017, 6.1% for the first nine months of 2018, and 6.8% for the first nine months of 2017. Our R&D investments reflect our efforts to support the development of solutions that meet our customers' needs, meet new and evolving standards, and support our expansion into new product areas. Our approach to R&D investment, as it is with SG&A, is one of purposeful spending on programs to support our current product base and to ensure that we develop products to support our customers' programs in the future. R&D investments include personnel-related costs, as well as internal and external testing of our products.

The following discussion references certain captions on the Consolidated Statements of Income.

Interest and Financing Expenses
Interest and financing expenses were $7.8 million for the third quarter of 2018, $5.6 million for the third quarter of 2017, $18.5 million for the first nine months of 2018 and $16.5 million for the first nine months of 2017. For the third quarter comparative periods, higher average debt along with lower capitalized interest resulted in increased interest expense. For the first nine months of 2018 as compared to the first nine months of 2017, higher average debt resulted in increased interest expense, which was partially offset by a favorable interest rate.

Other Income (Expense), Net
Other income (expense), net was income of $8.0 million for the third quarter of 2018, $3.8 million for the third quarter of 2017, $20.9 million for the first nine months of 2018 and $11.0 million for the first nine months of 2017. The amounts for all of the 2018 and 2017 periods primarily reflect the components of net periodic benefit cost (income), except for service cost. See Note 5 for further information on total periodic benefit cost (income).

Income Tax Expense
Income tax expense was $9.8 million for the third quarter of 2018 and $17.2 million for the third quarter of 2017. The effective tax rate was 14.4% for the third quarter of 2018 and 22.4% for the third quarter of 2017. Income tax expense decreased $1.9 million due to lower income before income tax expense. The lower effective tax rate resulted in a $5.5 million decrease in income tax expense.
Income tax expense was $47.3 million for the first nine months of 2018 and $64.1 million for the first nine months of 2017. The effective tax rate was 21.6% for the first nine months of 2018 and 25.6% for the first nine months of 2017. Income tax expense decreased $8.0 million due to lower income before income tax expense, with the remaining $8.8 million of the change due to the lower effective tax rate.
The primary reason for the decrease in the effective tax rate for both the third quarter and the first nine months of 2018 is the Tax Reform Act, which reduced the U.S. federal tax rate to 21% effective January 1, 2018. The effective tax rates for the 2018 periods included the benefit from the research and development tax credit, as well as the impact from a reduction in deferred tax liability related to our U.S. salaried pension plan. The effective tax rates for the 2017 periods included the benefit of income in foreign jurisdictions with lower tax rates than the United States. The 2017 periods also included the benefit of the U.S. domestic production deduction, which was repealed by the Tax Reform Act.
See Note 12 for further information on income taxes.

Cash Flows, Financial Condition, and Liquidity
Cash and cash equivalents at September 30, 2018 were $147.9 million, which was an increase of $63.8 million since December 31, 2017.
Cash and cash equivalents held by our foreign subsidiaries amounted to $142.0 million at September 30, 2018 and $76.6 million at December 31, 2017. A significant amount, but not all, of these foreign cash balances are associated with earnings that we have asserted are indefinitely reinvested. We plan to use these indefinitely reinvested earnings to support growth outside of the United States through funding of operating expenses, capital expenditures, and other cash needs of our foreign subsidiaries.

Periodically, we repatriate cash from our foreign subsidiaries to the United States through intercompany dividends. These intercompany dividends are paid only by subsidiaries whose earnings we have not asserted are indefinitely reinvested or whose earnings qualify as previously taxed income, as defined by the United States Internal Revenue Code. Under the Tax Reform Act, previously deferred foreign earnings were subjected to U.S. tax in 2017. Future earnings will not be subject to U.S. federal tax upon repatriation. As a result of this new legislation, we are continuing to evaluate our permanent investment assertions, but we do not anticipate significant U.S. or foreign tax consequences of future distributions of foreign earnings. As final determinations are made, any required adjustment will be recorded to income tax expense or benefit in the period that the determination is made. As part of our foreign subsidiary repatriation activities, we received cash dividends from our foreign subsidiaries of $4.9 million for the first nine months of 2018. The amount of cash that we repatriate from foreign subsidiaries in any given year is dependent upon many factors including utilization of available cash in the foreign locations for working capital, capital investments, and other needs.
We expect that cash from operations, together with borrowing available under our revolving credit facility, will continue to be sufficient to cover our operating needs and planned capital expenditures for at least the next twelve months.
Cash Flows – Operating Activities
Cash flows provided from operating activities for the first nine months of 2018 were $101.1 million, which included the use of $69.2 million to fund higher working capital requirements. The $69.2 million excluded an unfavorable foreign currency impact to the components of working capital on the balance sheet. We also made cash payments to our pension and postretirement plans of $61.9 million during the first nine months of 2018.
Other than the increase in cash and cash equivalents, the most significant changes in working capital resulted from an increase in accounts receivable, as well as a decrease in accounts payable and accrued expenses. The higher accounts receivable balance was substantially due to higher sales levels in the North America and Asia Pacific regions when comparing the third quarter of 2018 with the fourth quarter of 2017. The decrease in accounts payable reflected normal timing differences and the decrease in accrued expenses reflected normal payments for customer and personnel related costs, as well as capital projects.
Including cash and cash equivalents, as well as the impact of foreign currency on the balance sheet, we had total working capital of $635.9 million at September 30, 2018 and $516.9 million at December 31, 2017. The current ratio was 3.28 to 1 at September 30, 2018 and 2.63 to 1 at December 31, 2017.
Cash Flows – Investing Activities
Cash used in investing activities totaled $40.6 million during the first nine months of 2018 and related to capital expenditures, which was partially offset by proceeds from the sale of certain assets. We currently expect that our total capital spending during 2018 will be in the $70 million to $80 million range and will include several improvements to our manufacturing and R&D infrastructure around the world. We expect to continue to finance capital spending through cash on hand and cash provided from operations, together with borrowing available under our $850 million revolving credit facility.
Cash Flows – Financing Activities
Cash provided from financing activities during the first nine months of 2018 amounted to $6.0 million. We paid dividends of $60.8 million and repurchased common stock of $148.6 million. Our long-term debt was $818.5 million at September 30, 2018, increasing $215.6 million since December 31, 2017 primarily reflecting net borrowings under our revolving credit facility.
Debt
At September 30, 2018, our debt included senior notes in the amount of $350 million, senior notes in the amount of $250 million, and borrowings under our revolving credit agreement.
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

The unused portion of the revolving credit facility was $631.7 million at September 30, 2018 and $847.2 million at December 31, 2017. See Note 8 for additional information.
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
At September 30, 2018, the Leverage Ratio was 2.18 and the Interest Coverage Ratio was 12.97 under the revolving credit facility. We were in compliance with all covenants under the 4.10% senior notes, the 3.78% senior notes, and the revolving credit facility at September 30, 2018 and December 31, 2017.
As a percentage of total capitalization (total long-term debt and shareholders’ equity), our total long-term debt percentage increased from 50.1% at December 31, 2017 to 59.2% at September 30, 2018. The change in the percentage was primarily the result of the increase in long-term debt, as well as the decrease in shareholders' equity. The change in shareholders’ equity reflects our earnings, offset by the impact of foreign currency translation adjustments, dividend payments, and stock repurchases. Generally, we repay any outstanding long-term debt with cash from operations or refinancing activities.

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

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk
At September 30, 2018, there were no material changes in our market risk from the information provided in the 2017 Annual Report.

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
There has been no change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In late 2013, Afton initiated a voluntary self-audit of its compliance with certain sections of the TSCA under the EPA’s Audit Policy.  Afton concluded its self-audit, sending its notice of this conclusion to the EPA on August 1, 2018. Any known potential findings and/or violations were disclosed on or before the conclusion of the self-audit. In August 2014, the EPA began an EPA TSCA inspection of both Afton and Ethyl. To date, however, the EPA has not noticed Afton or Ethyl of any findings, violations, or the conclusion of this inspection. While it is not possible to predict or determine with certainty the outcomes of Afton’s self-audit or the EPA’s inspection, we do not believe that any disclosures or findings identified as a result of Afton’s self-audit or the EPA’s TSCA inspection will have a material adverse effect on our consolidated results of operations, financial condition, or cash flows.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds
On October 21, 2015, our Board of Directors approved a share repurchase program authorizing management to repurchase up to $500 million of NewMarket's outstanding common stock until December 31, 2018, as market conditions warrant and covenants under our existing agreements permit. We may conduct the share repurchases in the open market and in privately negotiated transactions. The repurchase program does not require NewMarket to acquire any specific number of shares and may be terminated or suspended at any time. Approximately $271 million remained available under the 2015 authorization at September 30, 2018. The following table outlines the purchases during the third quarter of 2018 under this authorization.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31	13,856	$397.87	13,856	$289,594,953
August 1 to August 31	28,567	391.65	28,567	278,406,749
September 1 to September 30	20,005	393.33	20,005	270,538,248
Total	62,428	$393.57	62,428	$270,538,248

ITEM 6.     Exhibits

Exhibit 3.1	Articles of Incorporation Amended and Restated effective April 27, 2012 (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 1-32190) filed April 30, 2012)
Exhibit 3.2	NewMarket Corporation Bylaws Amended and Restated effective August 6, 2015 (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 1- 32190) filed August 6, 2015)
Exhibit 31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald
Exhibit 31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Brian D. Paliotti
Exhibit 32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald
Exhibit 32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Brian D. Paliotti
Exhibit 101	XBRL Instance Document and Related Items

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMARKET CORPORATION
(Registrant)

Date: October 25, 2018	By: /s/ Brian D. Paliotti
Brian D. Paliotti
Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: October 25, 2018	By: /s/ William J. Skrobacz
William J. Skrobacz
Controller
(Principal Accounting Officer)