Form 10-Q
period 2019-03-31
NEWMARKET CORP
filed 2019-04-25
CIK 1282637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Yes  ☐ No  ☒
Number of shares of common stock, without par value, outstanding as of March 31, 2019: 11,188,126

NEWMARKET CORPORATION

INDEX

PART I.        FINANCIAL INFORMATION
ITEM 1.     Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(in thousands, except per-share amounts)	Three Months Ended March 31,
	2019	2018
Net sales	$536,616	$589,245
Cost of goods sold	383,747	432,462
Gross profit	152,869	156,783
Selling, general, and administrative expenses	36,773	40,913
Research, development, and testing expenses	33,224	34,295
Operating profit	82,872	81,575
Interest and financing expenses, net	8,012	5,164
Other income (expense), net	5,948	4,900
Income before income tax expense	80,808	81,311
Income tax expense	18,603	20,746
Net income	$62,205	$60,565
Earnings per share - basic and diluted	$5.57	$5.14
Cash dividends declared per share	$1.75	$1.75

See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(in thousands)	Three Months Ended March 31,
	2019	2018
Net income	$62,205	$60,565
Other comprehensive income (loss):
Pension plans and other postretirement benefits:
Amortization of prior service cost (credit) included in net periodic benefit cost, net of income tax expense (benefit) of $(185) in 2019 and $(180) in 2018	(601)	(591)
Amortization of actuarial net loss (gain) included in net periodic benefit cost, net of income tax expense (benefit) of $254 in 2019 and $360 in 2018	841	1,136
Total pension plans and other postretirement benefits	240	545
Foreign currency translation adjustments, net of income tax expense (benefit) of $(107) in 2019 and $(40) in 2018	4,946	12,758
Other comprehensive income (loss)	5,186	13,303
Comprehensive income	$67,391	$73,868

See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share amounts)	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$78,247	$73,040
Trade and other accounts receivable, less allowance for doubtful accounts	351,405	314,860
Inventories	395,660	396,341
Prepaid expenses and other current assets	30,834	29,179
Total current assets	856,146	813,420
Property, plant, and equipment, net	633,009	644,138
Intangibles (net of amortization) and goodwill	135,059	136,039
Prepaid pension cost	92,208	88,705
Operating lease right-of-use assets	57,758	0
Deferred income taxes	5,044	5,094
Deferred charges and other assets	18,967	9,878
Total assets	$1,798,191	$1,697,274
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$135,473	$151,631
Accrued expenses	78,231	91,202
Dividends payable	17,880	17,923
Income taxes payable	10,382	6,431
Operating lease liabilities	13,484	0
Other current liabilities	4,523	4,114
Total current liabilities	259,973	271,301
Long-term debt	782,024	770,999
Operating lease liabilities-noncurrent	43,931	0
Other noncurrent liabilities	174,067	165,067
Total liabilities	1,259,995	1,207,367
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common stock and paid-in capital (without par value; authorized shares - 80,000,000; issued and outstanding shares - 11,188,126 at March 31, 2019 and 11,184,482 at December 31, 2018)	431	0
Accumulated other comprehensive loss	(176,130)	(181,316)
Retained earnings	713,895	671,223
Total shareholders' equity	538,196	489,907
Total liabilities and shareholders’ equity	$1,798,191	$1,697,274

See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in thousands, except share and per-share amounts)	Common Stock and Paid-in Capital		Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2017	11,779,978	$0	$(145,994)	$747,643	$601,649
Net income				60,565	60,565
Other comprehensive income (loss)			13,303		13,303
Cash dividends ($1.75 per share)				(20,629)	(20,629)
Repurchases of common stock	(1,600)	(489)		(143)	(632)
Stock-based compensation	8,676	525		4	529
Balance at March 31, 2018	11,787,054	$36	$(132,691)	$787,440	$654,785

Balance at December 31, 2018	11,184,482	$0	$(181,316)	$671,223	$489,907
Net income				62,205	62,205
Other comprehensive income (loss)			5,186		5,186
Cash dividends ($1.75 per share)				(19,579)	(19,579)
Stock-based compensation	3,644	431		46	477
Balance at March 31, 2019	11,188,126	$431	$(176,130)	$713,895	$538,196

See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands)	Three Months Ended March 31,
	2019	2018
Cash and cash equivalents at beginning of year	$73,040	$84,166
Cash flows from operating activities:
Net income	62,205	60,565
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	21,939	17,665
Deferred income tax expense	2,156	2,714
Working capital changes	(63,426)	(63,655)
Cash pension and postretirement contributions	(2,425)	(6,713)
Other, net	(1,317)	(536)
Cash provided from (used in) operating activities	19,132	10,040
Cash flows from investing activities:
Capital expenditures	(10,353)	(22,797)
Cash provided from (used in) investing activities	(10,353)	(22,797)
Cash flows from financing activities:
Net borrowings under revolving credit facility	16,072	22,000
Dividends paid	(19,579)	(20,629)
Repurchases of common stock	0	(632)
Other, net	(613)	(98)
Cash provided from (used in) financing activities	(4,120)	641
Effect of foreign exchange on cash and cash equivalents	548	780
Increase (decrease) in cash and cash equivalents	5,207	(11,336)
Cash and cash equivalents at end of period	$78,247	$72,830

See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Financial Statement Presentation
In the opinion of management, the accompanying consolidated financial statements of NewMarket Corporation and its subsidiaries contain all necessary adjustments for the fair statement of, in all material respects, our consolidated financial position as of March 31, 2019 and December 31, 2018, and our consolidated results of operations and comprehensive income, changes in shareholders' equity, and cash flows for the three months ended March 31, 2019 and March 31, 2018. All adjustments are of a normal, recurring nature, unless otherwise disclosed. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the NewMarket Corporation Annual Report on Form 10-K for the year ended December 31, 2018 (2018 Annual Report), as filed with the Securities and Exchange Commission (SEC). The results of operations for the three month period ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year ending December 31, 2019. The December 31, 2018 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
Unless the context otherwise indicates, all references to “we,” “us,” “our,” the “company,” and “NewMarket” are to NewMarket Corporation and its consolidated subsidiaries.
We adopted Accounting Standard Update No. 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" (ASU 2018-02) on January 1, 2019. ASU 2018-02 allows, but does not require, reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects that resulted from the enactment of U.S. tax legislation commonly known as the Tax Cuts and Jobs Acts (Tax Reform Act) at the end of 2017. We elected not to reclassify those tax effects from accumulated other comprehensive income upon adoption of ASU 2018-02. We typically remove the tax impact in accumulated other comprehensive income when the underlying circumstance which gave rise to the tax impact no longer exists.

2.    Net Sales

Our revenues are primarily derived from the manufacture and sale of petroleum additives products. We sell petroleum additives products across the world to customers located in the United States, Europe, Asia Pacific (including China), Latin America, Canada, India, and the Middle East. Our customers primarily consist of global, national, and independent oil companies. Our contracts generally include one performance obligation, which is providing petroleum additives products. The performance obligation is satisfied at a point in time when products are shipped, delivered, or consumed by the customer, depending on the underlying contracts.

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

The following table provides information on our net sales by geographic area. Information on net sales by segment is in Note 3.

	Three Months Ended March 31,	Three Months Ended March 31,
(in thousands)	2019	2018
Net sales
United States	$172,014	$181,638
China	59,293	64,211
Europe, Middle East, Africa, India	168,319	198,660
Asia Pacific, except China	82,529	82,506
Other foreign	54,461	62,230
Net sales	$536,616	$589,245

3. Segment Information
The tables below show our consolidated segment results. The “All other” category includes the operations of the antiknock compounds business, as well as certain contracted manufacturing and services associated with Ethyl Corporation (Ethyl).
Net Sales by Segment

	Three Months Ended March 31,
(in thousands)	2019	2018
Petroleum additives
Lubricant additives	$437,220	$485,049
Fuel additives	95,459	101,859
Total	532,679	586,908
All other	3,937	2,337
Net sales	$536,616	$589,245

Segment Operating Profit

	Three Months Ended March 31,
(in thousands)	2019	2018
Petroleum additives	$87,863	$84,140
All other	511	(77)
Segment operating profit	88,374	84,063
Corporate, general, and administrative expenses	(5,094)	(5,664)
Interest and financing expenses, net	(8,012)	(5,164)
Other income (expense), net	5,540	8,076
Income before income tax expense	$80,808	$81,311

4.    Pension Plans and Other Postretirement Benefits
The table below shows cash contributions made during the three months ended March 31, 2019, as well as the remaining cash contributions we expect to make during the year ending December 31, 2019, for our domestic and foreign pension plans and domestic postretirement benefit plan.

(in thousands)	Actual Cash Contributions for Three Months Ended March 31, 2019	Expected Remaining Cash Contributions for Year Ending December 31, 2019
Domestic plans
Pension benefits	$717	$2,151
Postretirement benefits	329	986
Foreign plans
Pension benefits	1,379	4,306

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

	Domestic
	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,
(in thousands)	2019	2018	2019	2018
Service cost	$3,623	$3,972	$194	$216
Interest cost	3,685	3,343	389	370
Expected return on plan assets	(8,657)	(7,445)	(244)	(249)
Amortization of prior service cost (credit)	(19)	7	(757)	(757)
Amortization of actuarial net (gain) loss	853	1,341	0	0
Net periodic benefit cost (income)	$(515)	$1,218	$(418)	$(420)

	Foreign
	Pension Benefits
	Three Months Ended March 31,
(in thousands)	2019	2018
Service cost	$1,640	$2,079
Interest cost	1,221	1,164
Expected return on plan assets	(2,353)	(2,557)
Amortization of prior service cost (credit)	(11)	(21)
Amortization of actuarial net (gain) loss	239	155
Net periodic benefit cost (income)	$736	$820

5.    Earnings Per Share
We had 22,536 shares of nonvested restricted stock at March 31, 2019 and 25,384 shares of nonvested restricted stock at March 31, 2018 that were excluded from the calculation of diluted earnings per share, as their effect on earnings per share would be anti-dilutive.
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

	Three Months Ended March 31,
(in thousands, except per-share amounts)	2019	2018
Earnings per share numerator:
Net income attributable to common shareholders before allocation of earnings to participating securities	$62,205	$60,565
Earnings allocated to participating securities	64	103
Net income attributable to common shareholders after allocation of earnings to participating securities	$62,141	$60,462
Earnings per share denominator:
Weighted-average number of shares of common stock outstanding - basic and diluted	11,166	11,762
Earnings per share - basic and diluted	$5.57	$5.14

6.	Inventories

	March 31,	December 31,
(in thousands)	2019	2018
Finished goods and work-in-process	$317,776	$319,120
Raw materials	63,805	63,403
Stores, supplies, and other	14,079	13,818
	$395,660	$396,341

7.    Intangibles (Net of Amortization) and Goodwill

The net carrying amount of intangibles and goodwill was $135 million at March 31, 2019 and $136 million at December 31, 2018. The gross carrying amount and accumulated amortization of each type of intangible asset and goodwill are presented in the table below.

	March 31, 2019		December 31, 2018
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Formulas and technology	$9,600	$3,791	$9,600	$3,250
Contract	2,000	450	2,000	400
Customer bases	14,240	9,551	14,240	9,091
Goodwill	123,011		122,940
	$148,851	$13,792	$148,780	$12,741
All of the intangibles relate to the petroleum additives segment. The change in the gross carrying amount between December 31, 2018 and March 31, 2019 is due to foreign currency fluctuation. There is no accumulated goodwill impairment.
Amortization expense was (in thousands):

Three months ended March 31, 2019	$1,051
Three months ended March 31, 2018	2,906

Estimated amortization expense for the remainder of 2019, as well as estimated annual amortization expense related to our intangible assets for the next five years, is expected to be (in thousands):

2019	$3,155
2020	2,907
2021	2,156
2022	1,423
2023	907
2024	390

We amortize the contract over 10 years; customer bases over 4 to 20 years; and formulas and technology over 3 to 6 years.

8.    Leases

On January 1, 2019, we adopted Accounting Standards Update No. 2016-02, "Leases (Topic 842)" (ASU 2016-02) using the modified retrospective transition method allowing us to apply the new standard at the adoption date and to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Under this transition method, the prior comparative period continues to be reported under the accounting standards in effect for that period.

We elected the package of practical expedients permitted under the transition guidance, which among other things, allowed us to carry-forward the historical lease classification of existing leases. In addition, we elected the hindsight practical expedient to determine the lease term for existing leases and also elected the practical expedient related to land easements, allowing us to carry-forward our accounting treatment for land easements on existing agreements. Except for the railcar lease class, we made an accounting policy election to adopt the short-term lease exception which allows us to not recognize on the balance sheet those leases with terms of 12 months or less resulting in short-term lease payments being recognized in the consolidated statements of income on a straight-line basis over the lease term. We also elected a practical expedient to not separate lease and nonlease components in determining the right-of-use assets and lease liabilities for all lease classes.

Adoption of the new standard resulted in recognition of both right-of-use assets and lease liabilities of approximately $70 million as of January 1, 2019. As the right-of-use assets and lease liabilities were substantially the same at adoption, we did not record a cumulative effect adjustment to the opening balance of retained earnings.

We have both operating and finance leases with remaining terms ranging from less than one year to 52 years. Our leases are for land, real estate, railcars, vehicles, pipelines, plant equipment, and office equipment. We determine if an arrangement includes a lease at the inception of the agreement. The right-of-use asset and lease liability is determined at the lease commencement date and is based on the present value of estimated lease payments. Our lease agreements contain both fixed and variable lease payments. In some cases, variable lease payments are based on a rate or an index. Fixed lease payments, as well as variable lease payments which are based on a rate or index, are included in the determination of the right-of-use asset and lease liability. Variable lease payments that are not based on a rate or index are expensed when incurred. The present value of estimated lease payments is determined utilizing the rate implicit in the lease agreement if that rate can be determined. If the implicit rate cannot be determined, the present value of estimated lease payments is determined utilizing our incremental borrowing rate. The incremental borrowing rate is determined at the lease commencement date and is developed utilizing a readily available market interest rate curve adjusted for our credit quality. Some of our leases include an option to renew that can extend the lease term. For those leases which are reasonably certain to be renewed, we included the renewal term in the lease term. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The components of lease expense were as follows:

Three Months Ended March 31,
(in thousands)	2019
Operating lease cost	$4,229
Finance lease cost:
Amortization of assets	633
Interest on lease liabilities	98
Short-term lease cost	1,175
Variable lease cost	392
Total lease cost	$6,527

Variable lease costs also include leases that do not have a right-of-use asset or lease liability, but are capitalized as part of inventory.

Supplemental balance sheet information related to leases was as follows:

(in thousands)	Balance Sheet Classification	March 31, 2019
Operating leases:
Operating lease right-of-use assets	Operating lease right-of-use assets	$57,758

Current liability	Operating lease liabilities	$13,484
Noncurrent liability	Operating lease liabilities-noncurrent	43,931
Total operating lease liabilities		$57,415

Finance leases:
Finance lease right-of-use assets	Deferred charges and other assets	$9,509

Current liability	Other current liabilities	$2,512
Noncurrent liability	Other noncurrent liabilities	8,115
Total finance lease liabilities		$10,627

March 31, 2019
Weighted average remaining lease term (in years):
Operating leases	14
Finance leases	7

Weighted average incremental borrowing rate:
Operating leases	4.08%
Finance leases	3.68%

Supplemental cash flow information related to leases was as follows:

Three Months Ended March 31,
(in thousands)	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,279
Operating cash flows from finance leases	98
Financing cash flows from finance leases	613

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$4,202
Finance leases	5,134

Maturities of lease liabilities as of March 31, 2019 were as follows:

(in thousands)	Operating Leases	Finance Leases
2019 (remainder)	$11,491	$2,142
2020	13,598	2,856
2021	9,248	1,837
2022	6,851	806
2023	5,567	601
Thereafter	31,860	3,767
Total lease payments	78,615	12,009
Less: imputed interest	21,200	1,382
Total lease obligations	$57,415	$10,627

Operating lease payments in the table above include approximately $16 million related to options to extend lease terms that are reasonably certain of being exercised. At March 31, 2019, we have commitments of approximately $17 million related to leases that have not yet commenced and are not included in the above table.

Future lease payments for all noncancelable operating leases as of December 31, 2018 were (in thousands):

2019	$17,223
2020	15,035
2021	10,502
2022	7,957
2023	6,810
After 2023	24,490

9.    Long-term Debt

(in thousands)	March 31, 2019	December 31, 2018
Senior notes - 4.10% due 2022 (net of related deferred financing costs)	$347,823	$347,677
Senior notes - 3.78% due 2029	250,000	250,000
Revolving credit facility	184,201	168,129
Capital lease obligations	0	5,193
	$782,024	$770,999
The outstanding 4.10% senior notes have an aggregate principal amount of $350 million and are registered under the Securities Act of 1933, as amended (Securities Act). The outstanding 3.78% senior notes are unsecured and were issued in a 2017 private placement with The Prudential Insurance Company of America and certain other purchasers. We were in compliance with all covenants under both issuances of the senior notes as of March 31, 2019 and December 31, 2018.
The revolving credit facility (the Credit Agreement) has a term of five years and matures on September 22, 2022. The obligations under the Credit Agreement are unsecured and are fully and unconditionally guaranteed by NewMarket. The average interest rate for borrowings under the Credit Agreement was 3.3% during the first three months of 2019 and 3.0% during the full year of 2018. We were in compliance with all covenants under the Credit Agreement as of March 31, 2019 and December 31, 2018.
The outstanding borrowings under the Credit Agreement amounted to $184 million at March 31, 2019 and $168 million at December 31, 2018. Outstanding letters of credit amounted to $3 million at both March 31, 2019 and December 31, 2018 resulting in the unused portion of the credit facility amounting to $663 million at March 31, 2019 and $679 million at December 31, 2018.
The capital lease obligations were related to the Singapore manufacturing facility and were reclassified to finance lease liabilities on the Consolidated Balance Sheets with the adoption of ASU 2016-02 on January 1, 2019. See Note 8.

10.    Commitments and Contingencies
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
Environmental
We are involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination, disposal of hazardous waste, and other environmental matters at several of our current or former facilities, or at third-party sites where we have been designated as a potentially responsible party (PRP). While we believe we are currently adequately accrued for known environmental issues, it is possible that unexpected future costs could have a significant impact on our consolidated financial position, results of operations, and cash flows. Our total accruals for environmental remediation, dismantling, and decontamination were approximately $11 million at March 31, 2019 and $12 million at December 31, 2018. Of the total accrual, the current portion is included in accrued expenses and the noncurrent portion is included in other noncurrent liabilities on the Condensed Consolidated Balance Sheets.
Our more significant environmental sites include a former plant site in Louisiana (the Louisiana site) and a Houston, Texas plant site (the Texas site). Together, the amounts accrued on a discounted basis related to these sites represented approximately $8 million of the total accrual above at both March 31, 2019 and December 31, 2018, using discount rates ranging from 3% to 9% for both periods. The aggregate undiscounted amount for these sites was $10 million at March 31, 2019 and $11 million at December 31, 2018. Of the total accrued for these two sites, the amount related to remediation of groundwater and soil for the Louisiana site was $4 million at both March 31, 2019 and December 31, 2018. The amount related to remediation of groundwater and soil for the Texas site was $4 million at both March 31, 2019 and December 31, 2018.

11.    Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
The balances of, and changes in, the components of accumulated other comprehensive loss, net of tax, consist of the following:

(in thousands)	Pension Plans and Other Postretirement Benefits	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2017	$(63,520)	$(82,474)	$(145,994)
Other comprehensive income (loss) before reclassifications	0	12,758	12,758
Amounts reclassified from accumulated other comprehensive loss (a)	545	0	545
Other comprehensive income (loss)	545	12,758	13,303
Balance at March 31, 2018	$(62,975)	$(69,716)	$(132,691)

Balance at December 31, 2018	$(86,555)	$(94,761)	$(181,316)
Other comprehensive income (loss) before reclassifications	0	4,946	4,946
Amounts reclassified from accumulated other comprehensive loss (a)	240	0	240
Other comprehensive income (loss)	240	4,946	5,186
Balance at March 31, 2019	$(86,315)	$(89,815)	$(176,130)

(a) The pension plan and other postretirement benefit components of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (income). See Note 4 in this Quarterly Report on Form 10-Q and Note 18 in our 2018 Annual Report for further information.

12.    Fair Value Measurements
The carrying amount of cash and cash equivalents in the Condensed Consolidated Balance Sheets, as well as the fair value, was $78 million at March 31, 2019 and $73 million at December 31, 2018. The fair value is categorized in Level 1 of the fair value hierarchy.
No material events occurred during the three months ended March 31, 2019 requiring adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.
Long-term debt – We record the carrying amount of our long-term debt at historical cost, less deferred financing costs related to the 4.10% senior notes. The estimated fair value of our long-term debt is shown in the table below and is based primarily on estimated current rates available to us for debt of the same remaining duration and adjusted for nonperformance risk and credit risk. The estimated fair value of our publicly-traded 4.10% senior notes included in long-term debt in the table below is based on the last quoted price closest to March 31, 2019. The fair value of our debt instruments is categorized as Level 2.

	March 31, 2019		December 31, 2018
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (excluding capital lease obligations)	$782,024	$788,357	$765,806	$757,414

13.    Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements

On January 1, 2019, we adopted ASU 2016-02, "Leases." Further information on the adoption is in Note 8.

Also on January 1, 2019, we adopted ASU 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income". Further information on the adoption is in Note 1.

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
Factors that could cause actual results to differ materially from expectations include, but are not limited to, the availability of raw materials and distribution systems; disruptions at production facilities, including single-sourced facilities; hazards common to chemical businesses; the ability to respond effectively to technological changes in our industry; failure to protect our intellectual property rights; sudden or sharp raw material price increases; competition from other manufacturers; the gain or loss of significant customers; current and future governmental regulations; failure to attract and retain a highly-qualified workforce; the occurrence or threat of extraordinary events, including natural disasters and terrorist attacks; risks related to operating outside of the United States; the impact of substantial indebtedness on our operational and financial flexibility; the impact of fluctuations in foreign exchange rates; an information technology system failure or security breach; resolution of environmental liabilities or legal proceedings; political, economic, and regulatory factors concerning our products; limitation of our insurance coverage; our inability to realize expected benefits from investment in our infrastructure or from recent or future acquisitions, or our inability to successfully integrate recent or future acquisitions into our business; the underperformance of our pension assets resulting in additional cash contributions to our pension plans; and other factors detailed from time to time in the reports that NewMarket files with the SEC, including the risk factors in Item 1A. “Risk Factors” of our 2018 Annual Report, which is available to shareholders upon request.
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

Overview
When comparing the results of the petroleum additives segment for the first three months of 2019 with the first three months of 2018, net sales decreased 9.2% primarily due to lower product shipments and unfavorable foreign currency, which was partially offset by improved selling prices. Petroleum additives operating profit was 4.4% higher when comparing the first three months of 2019 with the first three months of 2018, reflecting the improved selling prices and lower raw material costs, offset by the impact from the lower product shipments and increased conversion costs.
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

Results of Operations
Net Sales
Consolidated net sales for the first three months of 2019 were $536.6 million which was a decrease of $52.6 million, or 8.9%, from the first three months of 2018. The following table shows net sales by segment and product line.

	Three Months Ended March 31,
(in millions)	2019	2018
Petroleum additives
Lubricant additives	$437.2	$485.0
Fuel additives	95.5	101.9
Total	532.7	586.9
All other	3.9	2.3
Net sales	$536.6	$589.2

Petroleum Additives Segment
The regions in which we operate include North America (the United States and Canada), Latin America (Mexico, Central America, and South America), Asia Pacific, and the Europe/Middle East/Africa/India (EMEAI) region. While there is some fluctuation, the percentage of net sales generated in the regions remained fairly consistent when comparing the first three months of 2019 with the same period in 2018, as well as with the full year in 2018.
Petroleum additives net sales for the first three months of 2019 were $532.7 million compared to $586.9 million for the first three months of 2018, a decrease of 9.2%. The decrease in net sales for the first three months comparison was across all regions, with most of the decrease in the EMEAI region, followed by the North America region.
The following table details the approximate components of the decrease in petroleum additives net sales between the first three months of 2019 and 2018.

(in millions)	Three Months
Period ended March 31, 2018	$586.9
Lubricant additives shipments	(65.9)
Fuel additives shipments	(7.1)
Selling prices	28.1
Foreign currency impact, net	(9.3)
Period ended March 31, 2019	$532.7
When comparing the first three months periods of 2019 and 2018, petroleum additives shipments accounted for a $73.0 million decrease in net sales. Improved selling prices, including an unfavorable foreign currency impact, resulted in an increase of $18.8 million in net sales, partially offsetting the unfavorable impact from product shipments. The United States Dollar strengthened against the major currencies in which we transact, resulting in an unfavorable impact to net sales for the three months comparative periods. The unfavorable impact was predominantly from the Euro.
On a worldwide basis, the volume of product shipments for petroleum additives decreased 12.5% when comparing the first three months of 2019 and 2018. Shipments of lubricant additives decreased across all regions for the three months comparative period with most of the decrease in the EMEAI region. Fuel additives also decreased for the three months comparative periods. The decrease in fuel additives shipments was across all regions except for Asia Pacific.

All Other
The “All other” category includes the operations of the antiknock compounds business and certain contracted manufacturing and services.

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

The following table reports segment operating profit for the three months ended March 31, 2019 and March 31, 2018.

	Three Months Ended March 31,
(in millions)	2019	2018
Petroleum additives	$87.9	$84.1
All other	$0.5	$0.0

Petroleum Additives Segment
The petroleum additives segment operating profit increased $3.8 million when comparing the first three months of 2019 to the first three months of 2018. Both comparative periods included the impact of the same factors that affected gross profit (see discussion below) including an unfavorable foreign currency translation impact when comparing the first three months of 2019 with the same period in 2018.
The operating profit margin was 16.5% for the first three months of 2019 as compared to 14.3% for the first three months of 2018. For the rolling four quarters ended March 31, 2019, the operating profit margin for petroleum additives was 14.1%. We have made progress adjusting our selling prices to allow for increases in raw material costs in past periods resulting in a favorable impact from selling prices. While we saw some improvements in the operating profit margin for the first three months of 2019, we are continuing to experience downward pressure on our margins caused by raw material price increases over the past two years, mainly because of the lag between when we raise our selling prices and when margins begin to improve and stabilize. Operating profit margins will fluctuate from quarter to quarter due to multiple factors, but we believe the fundamentals of our business and industry as a whole are unchanged.
Petroleum additives gross profit decreased $1.2 million when comparing the first three months periods of 2019 and 2018. Cost of goods sold as a percentage of net sales was 71.5% for the first three months of 2019, down from 73.9% for the first three months of 2018. When comparing the first three months of 2019 and 2018, the decrease in gross profit resulted predominantly from unfavorable product shipments (as discussed in the Net Sales section above) and conversion costs, as well as an unfavorable foreign currency translation impact, which together contributed over 100% of the change. These unfavorable factors were mostly offset by a favorable impact from selling prices (including the impact from foreign currency on net sales), as well as favorable raw material costs.
Petroleum additives selling, general, and administrative expenses (SG&A) for the first three months of 2019 were $3.8 million, or 11.0% lower as compared to the first three months of 2018. SG&A as a percentage of net sales was 5.8% for the first three months of 2019 and 5.9% for the first three months of 2018. Our SG&A costs are primarily personnel-related and include salaries, benefits, and other costs associated with our workforce. While personnel costs were slightly lower in the 2019 period, there were no significant changes in the drivers of these costs when comparing the periods.
Our investment in petroleum additives research, development, and testing (R&D) decreased $1.1 million in the first three months of 2019 from the first three months of 2018. The decrease reflects slightly lower spending in both lubricant additives and fuel additives product lines with most of the decrease in the lubricant additives product line. As a percentage of net sales, R&D was 6.2% for the first three months of 2019, and 5.8% for the first three months of 2018. Our R&D investments reflect our efforts to support the development of solutions that meet our customers' needs, meet new and evolving standards, and support our expansion into new product areas. Our approach to R&D investment, as it is with SG&A, is one of purposeful spending on programs to support our current product base and to ensure that we develop products to support our customers' programs in the future. R&D investments include personnel-related costs, as well as internal and external testing of our products.

The following discussion references certain captions on the Consolidated Statements of Income.

Interest and Financing Expenses
Interest and financing expenses were $8.0 million for the first three months of 2019 and $5.2 million for the first three months of 2018. For the first three months of 2019 as compared to the first three months of 2018, higher average debt, along with lower capitalized interest, resulted in increased interest expense, which was partially offset by a favorable interest rate.

Other Income (Expense), Net
Other income (expense), net was income of $5.9 million for the first three months of 2019 and $4.9 million for the first three months of 2018. The amounts for both 2019 and 2018 periods primarily reflect the components of net periodic benefit cost (income), except for service cost. See Note 4 for further information on total periodic benefit cost (income).

Income Tax Expense
Income tax expense was $18.6 million for the first three months of 2019 and $20.7 million for the first three months of 2018. The effective tax rate was 23.0% for the first three months of 2019 and 25.5% for the first three months of 2018. Income tax expense decreased $2.0 million due to the lower effective tax rate, with the remaining amount of the change due to the lower income before income tax expense.
The decrease in the effective tax rate between the first three months of 2018 and the first three months of 2019 is primarily due to certain provisions of the Tax Reform Act.

Cash Flows, Financial Condition, and Liquidity
Cash and cash equivalents at March 31, 2019 were $78.2 million, which was an increase of $5.2 million since December 31, 2018.
Cash and cash equivalents held by our foreign subsidiaries amounted to $75.3 million at March 31, 2019 and $70.9 million at December 31, 2018. Periodically, we repatriate cash from our foreign subsidiaries to the United States through intercompany dividends. Under the Tax Reform Act enacted in 2017, previously deferred foreign earnings were subjected to U.S. tax in 2017. The Tax Reform Act also includes a 100% dividends received deduction for most future distributions from our foreign subsidiaries. As a result of these two provisions, we do not anticipate significant tax consequences of future distributions of foreign earnings.
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
Cash Flows – Operating Activities
Cash flows provided from operating activities for the first three months of 2019 were $19.1 million, which included the use of $63.4 million to fund higher working capital requirements. The $63.4 million excluded a favorable foreign currency impact to the components of working capital on the balance sheet.
Other than the increase in cash and cash equivalents, the most significant changes in working capital resulted from an increase in accounts receivable and operating lease liabilities, as well as a decrease in accounts payable and accrued expenses. The higher accounts receivable balance was due to higher sales levels primarily in the EMEAI and Asia Pacific regions when comparing March 2019 with the end of 2018, as well as a favorable foreign currency impact and some fluctuations in payment terms. The increase in operating lease liabilities reflects the adoption of ASC 842, "Leases". See Note 8 for additional information on our leases. The decrease in accounts payable reflected normal timing differences and the decrease in accrued expenses reflected normal payments for customer and personnel related costs.
Including cash and cash equivalents, as well as the impact of foreign currency on the balance sheet, we had total working capital of $596.2 million at March 31, 2019 and $542.1 million at December 31, 2018. The current ratio was 3.29 to 1 at March 31, 2019 and 3.00 to 1 at December 31, 2018.
Cash Flows – Investing Activities
Cash used in investing activities totaled $10.4 million during the first three months of 2019 for capital expenditures. We currently expect that our total capital spending during 2019 will be in the $75 million to $85 million range and will include several improvements to our manufacturing and R&D infrastructure around the world. We expect to continue to finance capital spending through cash on hand and cash provided from operations, together with borrowing available under our $850 million revolving credit facility.
Cash Flows – Financing Activities
Cash used in financing activities during the first three months of 2019 amounted to $4.1 million. We paid dividends of $19.6 million, which was partially offset by additional borrowings of $16.1 million on our revolving credit facility. Our long-term debt was $782.0 million at March 31, 2019 compared to $771.0 million at December 31, 2018. See Note 9 for additional information on long-term debt.
Debt
At March 31, 2019, our debt included senior notes in the amount of $350 million, senior notes in the amount of $250 million, and borrowings under our revolving credit agreement.

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
The unused portion of the revolving credit facility was $663.1 million at March 31, 2019 and $679.2 million at December 31, 2018. See Note 9 for additional information.
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
We were in compliance with all covenants under the 4.10% senior notes, the 3.78% senior notes, and the revolving credit facility at March 31, 2019 and December 31, 2018.
As a percentage of total capitalization (total long-term debt and shareholders’ equity), our total long-term debt percentage decreased from 61.1% at December 31, 2018 to 59.2% at March 31, 2019. The change in the percentage was primarily the result of the increase in shareholders' equity, partially offset by the increase in long-term debt. The change in shareholders’ equity reflects our earnings and the impact of foreign currency translation adjustments, offset by dividend payments. Generally, we repay any outstanding long-term debt with cash from operations or refinancing activities.

Critical Accounting Policies and Estimates
This Form 10-Q and our 2018 Annual Report include discussions of our accounting policies, as well as methods and estimates used in the preparation of our financial statements. We also provided a discussion of Critical Accounting Policies and Estimates in our 2018 Annual Report.
There have been no significant changes in our critical accounting policies and estimates from those reported in our 2018 Annual Report.

Recent Accounting Pronouncements
For a full discussion of the significant recent accounting pronouncements which may impact our financial statements, see Note 13.

Other Matters
The United Kingdom’s June 2016 referendum decision to withdraw from the European Union (EU), commonly known as Brexit, has resulted in uncertainty for our European operations regarding the extent to which our operations and financial performance will be affected immediately and in the longer term.  Our key manufacturing facilities in the current EU are not in the United Kingdom.  Therefore, goods movements will continue to be predominantly within the EU post-Brexit which means that existing key trade agreements will continue to apply.  However, because the UK has not finalized a transition plan, there continues to be significant uncertainty related to Brexit and its impact, with a number of regulatory and logistical challenges remaining.  We are continuing to monitor and evaluate changes in legislation and trading practices in order to mitigate any potential risks to our operations associated with the changing commercial landscape.

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
Our business generates significant amounts of cash beyond what is necessary for the expansion and growth of our current offerings. We regularly review our many internal opportunities to utilize excess cash from technological, geographic, production capability, and product line perspectives. We believe our capital spending is creating the capability we need to grow and support our customers worldwide, and our research and development investments are positioning us well to provide added value to our customers. Our primary focus in the acquisition area remains on the petroleum additives industry. It is our view that this industry segment will provide the greatest opportunity for solid returns on our investments while minimizing risk. We remain focused on this strategy and will evaluate any future opportunities. We will continue to evaluate all alternative uses of cash to enhance shareholder value, including stock repurchases and dividends.

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk
At March 31, 2019, there were no material changes in our market risk from the information provided in the 2018 Annual Report.

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
There has been no change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, that occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION
ITEM 1.     Legal Proceedings
There have been no material changes to our legal proceedings as disclosed in "Legal Proceedings" in Item 3 of Part 1 of the 2018 Annual Report.

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

NEWMARKET CORPORATION
(Registrant)

Date: April 25, 2019	By: /s/ Brian D. Paliotti
Brian D. Paliotti
Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: April 25, 2019	By: /s/ William J. Skrobacz
William J. Skrobacz
Controller
(Principal Accounting Officer)