Form 10-Q
period 2019-06-30
NEWMARKET CORP
filed 2019-08-01
CIK 1282637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number 1-32190

NEWMARKET CORPORATION
(Exact name of registrant as specified in its charter)

Virginia		20-0812170
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

330 South Fourth Street		23219-4350
Richmond,	Virginia
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code - (804) 788-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, without par value	NEU	New York Stock Exchange
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
Yes  ☐ No  ☒
Number of shares of common stock, without par value, outstanding as of June 30, 2019: 11,188,126

NEWMARKET CORPORATION

INDEX

PART I.        FINANCIAL INFORMATION
ITEM 1.     Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(in thousands, except per-share amounts)	Second Quarter Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales	$563,417	$598,952	$1,100,033	$1,188,197
Cost of goods sold	392,584	453,093	776,331	885,555
Gross profit	170,833	145,859	323,702	302,642
Selling, general, and administrative expenses	35,021	41,999	71,794	82,912
Research, development, and testing expenses	37,137	36,729	70,361	71,024
Operating profit	98,675	67,131	181,547	148,706
Interest and financing expenses, net	7,741	5,565	15,753	10,729
Other income (expense), net	5,757	7,999	11,705	12,899
Income before income tax expense	96,691	69,565	177,499	150,876
Income tax expense	22,517	16,680	41,120	37,426
Net income	$74,174	$52,885	$136,379	$113,450
Earnings per share - basic and diluted	$6.63	$4.53	$12.20	$9.67
Cash dividends declared per share	$1.75	$1.75	$3.50	$3.50

See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(in thousands)	Second Quarter Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$74,174	$52,885	$136,379	$113,450
Other comprehensive income (loss):
Pension plans and other postretirement benefits:
Amortization of prior service cost (credit) included in net periodic benefit cost, net of income tax expense (benefit) of $(186) in second quarter 2019, $(181) in second quarter 2018, $(371) in six months 2019 and $(361) in six months 2018	(601)	(591)	(1,202)	(1,182)
Amortization of actuarial net loss (gain) included in net periodic benefit cost, net of income tax expense (benefit) of $251 in second quarter 2019, $359 in second quarter 2018, $505 in six months 2019 and $719 in six months 2018	834	1,131	1,675	2,267
Total pension plans and other postretirement benefits	233	540	473	1,085
Foreign currency translation adjustments, net of income tax expense (benefit) of $114 in second quarter 2019, $(504) in second quarter 2018, $7 in six months 2019 and $(544) in six months 2018	(4,366)	(12,791)	580	(33)
Other comprehensive income (loss)	(4,133)	(12,251)	1,053	1,052
Comprehensive income	$70,041	$40,634	$137,432	$114,502

See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share amounts)	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$73,219	$73,040
Trade and other accounts receivable, less allowance for doubtful accounts	349,210	314,860
Inventories	376,481	396,341
Prepaid expenses and other current assets	30,524	29,179
Total current assets	829,434	813,420
Property, plant, and equipment, net	629,724	644,138
Intangibles (net of amortization) and goodwill	133,945	136,039
Prepaid pension cost	94,853	88,705
Operating lease right-of-use assets	55,739	0
Deferred income taxes	5,039	5,094
Deferred charges and other assets	18,251	9,878
Total assets	$1,766,985	$1,697,274
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$164,956	$151,631
Accrued expenses	70,016	91,202
Dividends payable	17,884	17,923
Income taxes payable	11,481	6,431
Operating lease liabilities	13,537	0
Other current liabilities	5,605	4,114
Total current liabilities	283,479	271,301
Long-term debt	678,803	770,999
Operating lease liabilities-noncurrent	42,157	0
Other noncurrent liabilities	173,370	165,067
Total liabilities	1,177,809	1,207,367
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common stock and paid-in capital (without par value; authorized shares - 80,000,000; issued and outstanding shares - 11,188,126 at June 30, 2019 and 11,184,482 at December 31, 2018)	949	0
Accumulated other comprehensive loss	(180,263)	(181,316)
Retained earnings	768,490	671,223
Total shareholders' equity	589,176	489,907
Total liabilities and shareholders’ equity	$1,766,985	$1,697,274

See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in thousands, except share and per-share amounts)	Common Stock and Paid-in Capital		Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at March 31, 2018	11,787,054	$36	$(132,691)	$787,440	$654,785
Net income				52,885	52,885
Other comprehensive income (loss)			(12,251)		(12,251)
Cash dividends ($1.75 per share)				(20,192)	(20,192)
Repurchases of common stock	(321,153)	(736)		(122,711)	(123,447)
Stock-based compensation	(87)	700		1	701
Balance at June 30, 2018	11,465,814	$0	$(144,942)	$697,423	$552,481

Balance at March 31, 2019	11,188,126	$431	$(176,130)	$713,895	$538,196
Net income				74,174	74,174
Other comprehensive income (loss)			(4,133)		(4,133)
Cash dividends ($1.75 per share)				(19,579)	(19,579)
Stock-based compensation		518			518
Balance at June 30, 2019	11,188,126	$949	$(180,263)	$768,490	$589,176

Balance at December 31, 2017	11,779,978	$0	$(145,994)	$747,643	$601,649
Net income				113,450	113,450
Other comprehensive income (loss)			1,052		1,052
Cash dividends ($3.50 per share)				(40,821)	(40,821)
Repurchases of common stock	(322,753)	(1,225)		(122,854)	(124,079)
Stock-based compensation	8,589	1,225		5	1,230
Balance at June 30, 2018	11,465,814	$0	$(144,942)	$697,423	$552,481

Balance at December 31, 2018	11,184,482	$0	$(181,316)	$671,223	$489,907
Net income				136,379	136,379
Other comprehensive income (loss)			1,053		1,053
Cash dividends ($3.50 per share)				(39,158)	(39,158)
Stock-based compensation	3,644	949		46	995
Balance at June 30, 2019	11,188,126	$949	$(180,263)	$768,490	$589,176

See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands)	Six Months Ended June 30,
	2019	2018
Cash and cash equivalents at beginning of year	$73,040	$84,166
Cash flows from operating activities:
Net income	136,379	113,450
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	43,716	35,220
Deferred income tax expense (benefit)	4,154	(813)
Working capital changes	(27,079)	(74,506)
Cash pension and postretirement contributions	(4,869)	(13,756)
Other, net	(1,685)	6,185
Cash provided from (used in) operating activities	150,616	65,780
Cash flows from investing activities:
Capital expenditures	(23,219)	(42,601)
Other, net	0	12,150
Cash provided from (used in) investing activities	(23,219)	(30,451)
Cash flows from financing activities:
Net (repayments) borrowings under revolving credit facility	(87,296)	157,000
Dividends paid	(39,158)	(40,821)
Repurchases of common stock	0	(123,316)
Other, net	(1,233)	(170)
Cash provided from (used in) financing activities	(127,687)	(7,307)
Effect of foreign exchange on cash and cash equivalents	469	(2,399)
Increase in cash and cash equivalents	179	25,623
Cash and cash equivalents at end of period	$73,219	$109,789

See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Financial Statement Presentation
In the opinion of management, the accompanying consolidated financial statements of NewMarket Corporation and its subsidiaries contain all necessary adjustments for the fair statement of, in all material respects, our consolidated financial position as of June 30, 2019 and December 31, 2018, our consolidated results of operations, comprehensive income, and changes in shareholders' equity for the second quarter and six months ended June 30, 2019 and June 30, 2018, and our cash flows for the six months ended June 30, 2019 and June 30, 2018. All adjustments are of a normal, recurring nature, unless otherwise disclosed. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the NewMarket Corporation Annual Report on Form 10-K for the year ended December 31, 2018 (2018 Annual Report), as filed with the Securities and Exchange Commission (SEC). The results of operations for the six month period ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year ending December 31, 2019. The December 31, 2018 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
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

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides information on our net sales by geographic area. Information on net sales by segment is in Note 3.

	Second Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Net sales
United States	$188,031	$185,225	$360,045	$366,863
China	62,115	61,878	121,408	126,089
Europe, Middle East, Africa, India	178,593	208,738	346,912	407,398
Asia Pacific, except China	80,301	84,183	162,830	166,689
Other foreign	54,377	58,928	108,838	121,158
Net sales	$563,417	$598,952	$1,100,033	$1,188,197

3. Segment Information
The tables below show our consolidated segment results. The “All other” category includes the operations of the antiknock compounds business, as well as certain contracted manufacturing and services associated with Ethyl Corporation (Ethyl).
Net Sales by Segment

	Second Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Petroleum additives
Lubricant additives	$462,659	$492,313	$899,879	$977,362
Fuel additives	98,165	103,889	193,624	205,748
Total	560,824	596,202	1,093,503	1,183,110
All other	2,593	2,750	6,530	5,087
Net sales	$563,417	$598,952	$1,100,033	$1,188,197

Segment Operating Profit

	Second Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Petroleum additives	$102,992	$71,530	$190,855	$155,670
All other	(342)	406	169	329
Segment operating profit	102,650	71,936	191,024	155,999
Corporate, general, and administrative expenses	(4,275)	(4,967)	(9,369)	(10,631)
Interest and financing expenses, net	(7,741)	(5,565)	(15,753)	(10,729)
Other income (expense), net	6,057	8,161	11,597	16,237
Income before income tax expense	$96,691	$69,565	$177,499	$150,876

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.    Pension Plans and Other Postretirement Benefits
The table below shows cash contributions made during the six months ended June 30, 2019, as well as the remaining cash contributions we expect to make during the year ending December 31, 2019, for our domestic and foreign pension plans and domestic postretirement benefit plan.

(in thousands)	Actual Cash Contributions for Six Months Ended June 30, 2019	Expected Remaining Cash Contributions for Year Ending December 31, 2019
Domestic plans
Pension benefits	$1,495	$1,495
Postretirement benefits	571	571
Foreign plans
Pension benefits	2,803	2,564

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

	Domestic
	Pension Benefits		Postretirement Benefits
	Second Quarter Ended June 30,
(in thousands)	2019	2018	2019	2018
Service cost	$3,624	$3,972	$194	$217
Interest cost	3,686	3,342	389	369
Expected return on plan assets	(8,657)	(7,445)	(244)	(249)
Amortization of prior service cost (credit)	(19)	6	(757)	(757)
Amortization of actuarial net (gain) loss	854	1,341	0	0
Net periodic benefit cost (income)	$(512)	$1,216	$(418)	$(420)

	Domestic
	Pension Benefits		Postretirement Benefits
	Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Service cost	$7,247	$7,944	$388	$433
Interest cost	7,371	6,685	778	739
Expected return on plan assets	(17,314)	(14,890)	(488)	(498)
Amortization of prior service cost (credit)	(38)	13	(1,514)	(1,514)
Amortization of actuarial net (gain) loss	1,707	2,682	0	0
Net periodic benefit cost (income)	$(1,027)	$2,434	$(836)	$(840)

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Foreign
	Pension Benefits
	Second Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Service cost	$1,618	$2,060	$3,258	$4,139
Interest cost	1,206	1,156	2,427	2,320
Expected return on plan assets	(2,327)	(2,539)	(4,680)	(5,096)
Amortization of prior service cost (credit)	(10)	(21)	(21)	(42)
Amortization of actuarial net (gain) loss	235	153	474	308
Net periodic benefit cost (income)	$722	$809	$1,458	$1,629

5.    Earnings Per Share
We had 22,536 shares of nonvested restricted stock at June 30, 2019 and 25,297 shares of nonvested restricted stock at June 30, 2018 that were excluded from the calculation of diluted earnings per share, as their effect on earnings per share would be anti-dilutive.
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

	Second Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per-share amounts)	2019	2018	2019	2018
Earnings per share numerator:
Net income attributable to common shareholders before allocation of earnings to participating securities	$74,174	$52,885	$136,379	$113,450
Earnings allocated to participating securities	147	116	211	219
Net income attributable to common shareholders after allocation of earnings to participating securities	$74,027	$52,769	$136,168	$113,231
Earnings per share denominator:
Weighted-average number of shares of common stock outstanding - basic and diluted	11,166	11,647	11,166	11,705
Earnings per share - basic and diluted	$6.63	$4.53	$12.20	$9.67

6.	Inventories

	June 30,	December 31,
(in thousands)	2019	2018
Finished goods and work-in-process	$305,749	$319,120
Raw materials	56,339	63,403
Stores, supplies, and other	14,393	13,818
	$376,481	$396,341

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.    Intangibles (Net of Amortization) and Goodwill

The net carrying amount of intangibles and goodwill was $134 million at June 30, 2019 and $136 million at December 31, 2018. The gross carrying amount and accumulated amortization of each type of intangible asset and goodwill are presented in the table below.

	June 30, 2019		December 31, 2018
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Formulas and technology	$9,600	$4,334	$9,600	$3,250
Contract	2,000	500	2,000	400
Customer bases	14,240	10,010	14,240	9,091
Goodwill	122,949		122,940
	$148,789	$14,844	$148,780	$12,741

All of the intangibles relate to the petroleum additives segment. The change in the gross carrying amount between December 31, 2018 and June 30, 2019 is due to foreign currency fluctuation. There is no accumulated goodwill impairment.
Amortization expense was (in thousands):

Second quarter ended June 30, 2019	$1,052
Six months ended June 30, 2019	2,103
Second quarter ended June 30, 2018	1,568
Six months ended June 30, 2018	4,474

Estimated amortization expense for the remainder of 2019, as well as estimated annual amortization expense related to our intangible assets for the next five years, is expected to be (in thousands):

2019	$2,103
2020	2,907
2021	2,156
2022	1,423
2023	907
2024	390

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

We elected the package of practical expedients permitted under the transition guidance, which among other things, allowed us to carry forward the historical lease classification of existing leases. In addition, we elected the hindsight practical expedient to determine the lease term for existing leases and also elected the practical expedient related to land easements, allowing us to carry forward our accounting treatment for land easements on existing agreements. Except for the railcar lease class, we made an accounting policy election to adopt the short-term lease exception, which allows us to not recognize on the balance sheet those leases with terms of 12 months or less resulting in short-term lease payments being recognized in the consolidate

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

d statements of income on a straight-line basis over the lease term. We also elected a practical expedient to not separate lease and nonlease components in determining the right-of-use assets and lease liabilities for all lease classes.

Adoption of the new standard resulted in recognition of both right-of-use assets and lease liabilities of approximately $70 million as of January 1, 2019. As the right-of-use assets and lease liabilities were substantially the same at adoption, we did not record a cumulative effect adjustment to the opening balance of retained earnings.

We have both operating and finance leases with remaining terms ranging from less than one year to 52 years. Our leases are for land, real estate, railcars, vehicles, pipelines, plant equipment, and office equipment. We determine if an arrangement includes a lease at the inception of the agreement. The right-of-use asset and lease liability is determined at the lease commencement date and is based on the present value of estimated lease payments. Our lease agreements contain both fixed and variable lease payments. In some cases, variable lease payments are based on a rate or an index. Fixed lease payments, as well as variable lease payments which are based on a rate or index, are included in the determination of the right-of-use asset and lease liability. Variable lease payments that are not based on a rate or index are expensed when incurred. The present value of estimated lease payments is determined utilizing the rate implicit in the lease agreement, if that rate can be determined. If the implicit rate cannot be determined, the present value of estimated lease payments is determined utilizing our incremental borrowing rate. The incremental borrowing rate is determined at the lease commencement date and is developed utilizing a readily available market interest rate curve adjusted for our credit quality. Some of our leases include an option to renew that can extend the lease term. For those leases which are reasonably certain to be renewed, we included the renewal term in the lease term. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The components of lease expense were as follows:

	Second Quarter Ended June 30,	Six Months Ended June 30,
(in thousands)	2019	2019
Operating lease cost	$4,299	$8,528
Finance lease cost:
Amortization of assets	636	1,269
Interest on lease liabilities	94	192
Short-term lease cost	789	1,964
Variable lease cost	650	1,042
Total lease cost	$6,468	$12,995

Variable lease costs also include leases that do not have a right-of-use asset or lease liability, but are capitalized as part of inventory.

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Supplemental balance sheet information related to leases was as follows:

(in thousands)	Balance Sheet Classification	June 30, 2019
Operating leases:
Operating lease right-of-use assets	Operating lease right-of-use assets	$55,739

Current liability	Operating lease liabilities	$13,537
Noncurrent liability	Operating lease liabilities-noncurrent	42,157
Total operating lease liabilities		$55,694

Finance leases:
Finance lease right-of-use assets	Deferred charges and other assets	$8,873

Current liability	Other current liabilities	$2,537
Noncurrent liability	Other noncurrent liabilities	7,483
Total finance lease liabilities		$10,020

June 30, 2019
Weighted average remaining lease term (in years):
Operating leases	14
Finance leases	7

Weighted average incremental borrowing rate:
Operating leases	4.07%
Finance leases	3.67%

Supplemental cash flow information related to leases was as follows:

Six Months Ended June 30,
(in thousands)	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,321
Operating cash flows from finance leases	192
Financing cash flows from finance leases	1,233

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$5,884
Finance leases	5,134

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Maturities of lease liabilities as of June 30, 2019 were as follows:

(in thousands)	Operating Leases	Finance Leases
2019 (remainder)	$7,742	$1,428
2020	13,993	2,855
2021	9,661	1,835
2022	7,122	804
2023	5,678	599
Thereafter	32,388	3,784
Total lease payments	76,584	11,305
Less: imputed interest	20,890	1,285
Total lease obligations	$55,694	$10,020

Operating lease payments in the table above include approximately $17 million related to options to extend lease terms that are reasonably certain of being exercised. At June 30, 2019, we have commitments of approximately $17 million related to leases that have not yet commenced and are not included in the above table.

Future lease payments for all noncancelable operating leases as of December 31, 2018 were (in thousands):

2019	$17,223
2020	15,035
2021	10,502
2022	7,957
2023	6,810
After 2023	24,490

9.    Long-term Debt

(in thousands)	June 30, 2019	December 31, 2018
Senior notes - 4.10% due 2022 (net of related deferred financing costs)	$347,970	$347,677
Senior notes - 3.78% due 2029	250,000	250,000
Revolving credit facility	80,833	168,129
Capital lease obligations	0	5,193
	$678,803	$770,999

The outstanding 4.10% senior notes are unsecured, with an aggregate principal amount of $350 million and are registered under the Securities Act of 1933, as amended (Securities Act). The outstanding 3.78% senior notes are unsecured and were issued in a 2017 private placement with The Prudential Insurance Company of America and certain other purchasers. We were in compliance with all covenants under both issuances of the senior notes as of June 30, 2019 and December 31, 2018.
The revolving credit facility (the Credit Agreement) has a borrowing capacity of $850 million, a term of five years, and matures on September 22, 2022. The obligations under the Credit Agreement are unsecured and are fully and unconditionally guaranteed by NewMarket. The average interest rate for borrowings under the Credit Agreement was 3.3% during the first six months of 2019 and 3.0% during the full year of 2018. We were in compliance with all covenants under the Credit Agreement as of June 30, 2019 and December 31, 2018.

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The outstanding borrowings under the Credit Agreement amounted to $81 million at June 30, 2019 and $168 million at December 31, 2018. Outstanding letters of credit approximate to $3 million at both June 30, 2019 and December 31, 2018 resulting in the unused portion of the credit facility amounting to $766 million at June 30, 2019 and $679 million at December 31, 2018.
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
Environmental
We are involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination, disposal of hazardous waste, and other environmental matters at several of our current or former facilities, or at third-party sites where we have been designated as a potentially responsible party (PRP). While we believe we are currently adequately accrued for known environmental issues, it is possible that unexpected future costs could have a significant impact on our consolidated financial position, results of operations, and cash flows. Our total accruals for environmental remediation, dismantling, and decontamination were approximately $11 million at June 30, 2019 and $12 million at December 31, 2018. Of the total accrual, the current portion is included in accrued expenses and the noncurrent portion is included in other noncurrent liabilities on the Condensed Consolidated Balance Sheets.
Our more significant environmental sites include a former plant site in Louisiana (the Louisiana site) and a Houston, Texas plant site (the Texas site). Together, the amounts accrued on a discounted basis related to these sites represented approximately $8 million of the total accrual above at both June 30, 2019 and December 31, 2018, using discount rates ranging from 3% to 9% for both periods. The aggregate undiscounted amount for these sites was $10 million at June 30, 2019 and $11 million at December 31, 2018. Of the total accrued for these two sites, the amount related to remediation of groundwater and soil for the Louisiana site was $4 million at both June 30, 2019 and December 31, 2018. The amount related to remediation of groundwater and soil for the Texas site was $4 million at both June 30, 2019 and December 31, 2018.

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.    Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
The balances of, and changes in, the components of accumulated other comprehensive loss, net of tax, consist of the following:

(in thousands)	Pension Plans and Other Postretirement Benefits	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2017	$(63,520)	$(82,474)	$(145,994)
Other comprehensive income (loss) before reclassifications	0	(33)	(33)
Amounts reclassified from accumulated other comprehensive loss (a)	1,085	0	1,085
Other comprehensive income (loss)	1,085	(33)	1,052
Balance at June 30, 2018	$(62,435)	$(82,507)	$(144,942)

Balance at December 31, 2018	$(86,555)	$(94,761)	$(181,316)
Other comprehensive income (loss) before reclassifications	0	580	580
Amounts reclassified from accumulated other comprehensive loss (a)	473	0	473
Other comprehensive income (loss)	473	580	1,053
Balance at June 30, 2019	$(86,082)	$(94,181)	$(180,263)

(a) The pension plan and other postretirement benefit components of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (income). See Note 4 in this Quarterly Report on Form 10-Q and Note 18 in our 2018 Annual Report for further information.

12.    Fair Value Measurements
The carrying amount of cash and cash equivalents in the Condensed Consolidated Balance Sheets, as well as the fair value, was $73 million at June 30, 2019 and $73 million at December 31, 2018. The fair value is categorized in Level 1 of the fair value hierarchy.
No material events occurred during the six months ended June 30, 2019 requiring adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.
Long-term debt – We record the carrying amount of our long-term debt at historical cost, less deferred financing costs related to the 4.10% senior notes. The estimated fair value of our long-term debt is shown in the table below and is based primarily on estimated current rates available to us for debt of the same remaining duration and adjusted for nonperformance risk and credit risk. The estimated fair value of our publicly-traded 4.10% senior notes included in long-term debt in the table below is based on the last quoted price closest to June 30, 2019. The fair value of our debt instruments is categorized as Level 2.

	June 30, 2019		December 31, 2018
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (excluding capital lease obligations)	$678,803	$706,085	$765,806	$757,414

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

Overview
When comparing the results of the petroleum additives segment for the first six months of 2019 with the first six months of 2018, net sales decreased 7.6% primarily due to lower product shipments and unfavorable foreign currency, which was partially offset by selling prices. Petroleum additives operating profit was 22.6% higher when comparing the first six months of 2019 with the first six months of 2018, reflecting the improved selling prices and lower raw material costs, partially offset by the impact from the lower product shipments.
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

Results of Operations
Net Sales
Consolidated net sales for the second quarter of 2019 totaled $563.4 million, representing a decrease of $35.5 million, or 5.9%, from the second quarter of 2018. Consolidated net sales for the first six months of 2019 were $1.1 billion which was a decrease of $88.2 million, or 7.4%, from the first six months of 2018. The following table shows net sales by segment and product line.

	Second Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Petroleum additives
Lubricant additives	$462.6	$492.3	$899.9	$977.4
Fuel additives	98.2	103.9	193.6	205.7
Total	560.8	596.2	1,093.5	1,183.1
All other	2.6	2.8	6.5	5.1
Net sales	$563.4	$599.0	$1,100.0	$1,188.2

Petroleum Additives Segment
The regions in which we operate include North America (the United States and Canada), Latin America (Mexico, Central America, and South America), Asia Pacific, and the Europe/Middle East/Africa/India (EMEAI) region. While there is some fluctuation, the percentage of net sales generated in the regions remained fairly consistent when comparing the first six months of 2019 with the same period in 2018, as well as with the full year in 2018.
Petroleum additives net sales for the second quarter of 2019 were $560.8 million compared to $596.2 million for the second quarter of 2018, a decrease of 5.9%. Petroleum additives net sales for the first six months of 2019 were $1.1 billion compared to $1.2 billion for the first six months of 2018, a decrease of 7.6%. The decrease in net sales for the second quarter comparison was predominantly in the EMEAI region with smaller decreases in the Latin America and Asia Pacific regions. An increase in the North America region partially offset the decreases in the other regions. For the six months comparison, the decrease was across all regions, with most of the decrease in the EMEAI region, followed by the Latin America region.
The following table details the approximate components of the decrease in petroleum additives net sales between the first six months of 2019 and 2018.

(in millions)	Second Quarter	Six Months
Period ended June 30, 2018	$596.2	$1,183.1
Lubricant additives shipments	(40.9)	(106.6)
Fuel additives shipments	(12.1)	(19.5)
Selling prices	27.6	55.8
Foreign currency impact, net	(10.0)	(19.3)
Period ended June 30, 2019	$560.8	$1,093.5
When comparing both the second quarter and the six months periods of 2019 and 2018, petroleum additives shipments accounted for a $53.0 million decrease in net sales for the second quarter comparison and a $126.1 million decrease in net sales for the six months comparison. Improved selling prices, including an unfavorable foreign currency impact, resulted in an increase in net sales of $17.6 million for the second quarter comparison and $36.5 million for the six months comparison, partially offsetting the unfavorable impact from product shipments. The United States Dollar strengthened against the major currencies in which we transact, resulting in an unfavorable impact to net sales for both the second quarter and six months comparative periods. The unfavorable impact was predominantly from the Euro and the Chinese Renminbi.
On a worldwide basis, the volume of product shipments for petroleum additives decreased 8.4% when comparing the two second quarter periods and 10.4% when comparing the six months of 2019 and 2018. Shipments of lubricant additives decreased across all regions except for North America for the second quarter comparative period and decreased across all regions for the six months comparative period. Most of the decrease for both the second quarter and six months comparisons was in the EMEAI region. Fuel additives also decreased for both the second quarter and six months comparative periods. The decrease in fuel additives shipments was across all regions except for Asia Pacific. Shipments have been lower in recent quarters due to decisions not to renew certain low margin business, as well as softening global demand for petroleum additives products, although we have begun to see evidence that this trend is starting to reverse.

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
The following table reports segment operating profit for the second quarter and six months ended June 30, 2019 and June 30, 2018.

	Second Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Petroleum additives	$103.0	$71.5	$190.9	$155.7
All other	$(0.3)	$0.4	$0.1	$0.3

Petroleum Additives Segment
The petroleum additives segment operating profit increased $31.5 million when comparing the second quarter of 2019 to the second quarter of 2018 and $35.2 million when comparing the first six months of 2019 to the same period in 2018. Both comparative periods included the impact of the same factors that affected gross profit (see discussion below) including a favorable foreign currency translation impact when comparing the second quarter and first six months of 2019 with the same periods in 2018.
The operating profit margin was 18.4% for the second quarter of 2019 as compared to 12.0% for the second quarter of 2018 and was 17.5% for the first six months of 2019 as compared to 13.2% for the first six months of 2018. For the rolling four quarters ended June 30, 2019, the operating profit margin for petroleum additives was 15.8%. We have made progress adjusting our selling prices to allow for increases in raw material costs in past periods resulting in a favorable impact from selling prices. While we saw improvement in the operating profit margin for the first six months of 2019, we experienced downward pressure on our margins caused by raw material price increases over the past two years, mainly because of the lag between when we raise our selling prices and when margins begin to improve and stabilize. Operating profit margins will fluctuate from quarter to quarter due to multiple factors, but we believe the fundamentals of our business and industry as a whole are unchanged.
Petroleum additives gross profit increased $26.1 million when comparing the two second quarter periods and $24.9 million when comparing the first six months periods of 2019 and 2018. Cost of goods sold as a percentage of net sales was 69.5% for the second quarter of 2019, down from 75.7% for the second quarter of 2018 and 70.5% for the first six months of 2019, down from 74.8% for the first six months of 2018.
When comparing both the second quarters and first six months of 2019 and 2018, the increase in gross profit resulted from an improvement in selling prices (including the unfavorable impact from foreign currency on net sales) and raw material costs, as well as a favorable impact from conversion costs (including a favorable foreign currency translation impact), which together contributed over 100% of the change in both comparative periods. These favorable factors were partially offset by an unfavorable impact from product shipments, as discussed in the Net Sales section above.
Petroleum additives selling, general, and administrative expenses (SG&A) for the second quarter of 2019 were $5.8 million, or 15.9% lower as compared to the second quarter of 2018, and $9.6 million, or 13.5% lower for the first six months of 2019 as compared to the same 2018 period. SG&A as a percentage of net sales was 5.5% for the second quarter of 2019, 6.1% for the second quarter of 2018, 5.6% for the first six months of 2019 and 6.0% for the first six months of 2018. Our SG&A costs are primarily personnel-related and include salaries, benefits, and other costs associated with our workforce. While personnel costs were lower in the 2019 period, there were no significant changes in the drivers of these costs when comparing the periods.

Our investment in petroleum additives research, development, and testing (R&D) was substantially unchanged when comparing both the second quarter and six months periods of 2019 and 2018. As a percentage of net sales, R&D was 6.6% for the second quarter of 2019, 6.2% for the second quarter of 2018, 6.4% for the first six months of 2019, and 6.0% for the first six months of 2018. Our R&D investments reflect our efforts to support the development of solutions that meet our customers' needs, meet new and evolving standards, and support our expansion into new product areas. Our approach to R&D investment, as it is with SG&A, is one of purposeful spending on programs to support our current product base and to ensure that we develop products to support our customers' programs in the future. R&D investments include personnel-related costs, as well as internal and external testing of our products.

The following discussion references certain captions on the Consolidated Statements of Income.

Interest and Financing Expenses
Interest and financing expenses were $7.7 million for the second quarter of 2019, $5.6 million for the second quarter of 2018, $15.8 million for the first six months of 2019 and $10.7 million for the first six months of 2018. For both the second quarter and first six months comparative periods, higher average debt, along with lower capitalized interest, resulted in increased interest expense, which was partially offset by a favorable interest rate.

Other Income (Expense), Net
Other income (expense), net was income of $5.8 million for the second quarter of 2019, $8.0 million for the second quarter of 2018, $11.7 million for the first six months of 2019 and $12.9 million for the first six months of 2018. The amounts for both 2019 and 2018 periods primarily reflect the components of net periodic benefit cost (income), except for service cost. See Note 4 for further information on total periodic benefit cost (income).

Income Tax Expense
Income tax expense was $22.5 million for the second quarter of 2019 and $16.7 million for the second quarter of 2018. The effective tax rate was 23.3% for the second quarter of 2019 and 24.0% for the second quarter of 2018. Income tax expense increased $6.5 million due to higher income before income tax expense. The lower effective tax rate resulted in a $0.7 million decrease in income tax.
Income tax expense was $41.1 million for the first six months of 2019 and $37.4 million for the first six months of 2018. The effective tax rate was 23.2% for the first six months of 2019 and 24.8% for the first six months of 2018. Income tax expense increased $6.6 million due to higher income before income tax expense. The lower effective tax rate resulted in a $2.9 million decrease in income tax. The decrease in the effective tax rate between the first six months of 2018 and the first six months of 2019 is primarily due to certain provisions of the Tax Reform Act.

Cash Flows, Financial Condition, and Liquidity
Cash and cash equivalents at June 30, 2019 were $73.2 million, which was an increase of $0.2 million since December 31, 2018.
Cash and cash equivalents held by our foreign subsidiaries amounted to $71.2 million at June 30, 2019 and $70.9 million at December 31, 2018. Periodically, we repatriate cash from our foreign subsidiaries to the United States through intercompany dividends. As a result of the United States tax reform act enacted in 2017, we do not anticipate significant tax consequences from future distributions of foreign earnings.
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
Cash Flows – Operating Activities
Cash flows provided from operating activities for the first six months of 2019 were $150.6 million, which included the use of $27.1 million to fund higher working capital requirements. The $27.1 million excluded a favorable foreign currency impact to the components of working capital on the balance sheet.
The most significant changes in working capital included increases in accounts receivable, accounts payable, and operating lease liabilities, as well as decreases in inventory and accrued expenses. The higher accounts receivable balance was due to higher sales levels in all regions except Latin America when comparing June 2019 with the end of 2018, as well as a favorable foreign currency impact and some fluctuations in payment terms. The increase in accounts payable reflected normal timing differences. The increase in operating lease liabilities reflects the adoption of ASC 842, "Leases". See Note 8 for additional information on our leases. The decrease in inventory primarily reflected plant downtime, while the decrease in accrued expenses reflected normal payments for customer and personnel related costs.
Including cash and cash equivalents, as well as the impact of foreign currency on the balance sheet, we had total working capital of $546.0 million at June 30, 2019 and $542.1 million at December 31, 2018. The current ratio was 2.93 to 1 at June 30, 2019 and 3.00 to 1 at December 31, 2018.
Cash Flows – Investing Activities
Cash used in investing activities totaled $23.2 million during the first six months of 2019 for capital expenditures. We currently expect that our total capital spending during 2019 will be in the $60 million to $70 million range and will include several improvements to our manufacturing and R&D infrastructure around the world. We expect to continue to finance capital spending through cash on hand and cash provided from operations, together with borrowing available under our $850 million revolving credit facility.
Cash Flows – Financing Activities
Cash used in financing activities during the first six months of 2019 amounted to $127.7 million. We paid dividends of $39.2 million and repaid $87.3 million on our revolving credit facility.
Our long-term debt was $678.8 million at June 30, 2019 compared to $771.0 million at December 31, 2018. See Note 9 for additional information on the 4.10% senior notes, 3.78% senior notes, and revolving credit facility, including the unused portion of our revolving credit facility.
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
At June 30, 2019, the Leverage Ratio was 1.65 and the Interest Coverage Ratio was 10.99 under the revolving credit facility. We were in compliance with all covenants under the 4.10% senior notes, the 3.78% senior notes, and the revolving credit facility at June 30, 2019 and December 31, 2018.
As a percentage of total capitalization (total long-term debt and shareholders’ equity), our total long-term debt percentage decreased from 61.1% at December 31, 2018 to 53.5% at June 30, 2019. The change in the percentage was primarily the result of the increase in shareholders' equity, along with the decrease in long-term debt. The change in shareholders’ equity reflects our earnings and the impact of foreign currency translation adjustments, offset by dividend payments. Generally, we repay any outstanding long-term debt with cash from operations or refinancing activities.

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
We expect our petroleum additives segment to deliver another year of solid performance in 2019. We expect that the petroleum additives market will grow in the 1% to 2% range annually for the foreseeable future, and we plan to exceed that growth rate over the long-term.
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

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk
At June 30, 2019, there were no material changes in our market risk from the information provided in the 2018 Annual Report.

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
There has been no change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, that occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION
ITEM 1.     Legal Proceedings
There have been no material changes to our legal proceedings as disclosed in "Legal Proceedings" in Item 3 of Part 1 of the 2018 Annual Report.

ITEM 6.     Exhibits

Exhibit 3.1	Articles of Incorporation Amended and Restated effective April 27, 2012 (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 1-32190) filed April 30, 2012)
Exhibit 3.2	NewMarket Corporation Bylaws Amended and Restated effective August 6, 2015 (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 1- 32190) filed August 6, 2015)
Exhibit 31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald
Exhibit 31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Brian D. Paliotti
Exhibit 32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald
Exhibit 32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Brian D. Paliotti
Exhibit 101	XBRL Instance Document and Related Items (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMARKET CORPORATION
(Registrant)

Date: August 1, 2019	By: /s/ Brian D. Paliotti
Brian D. Paliotti
Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: August 1, 2019	By: /s/ William J. Skrobacz
William J. Skrobacz
Controller
(Principal Accounting Officer)