Form 10-Q
period 2019-09-30
NEWMARKET CORP
filed 2019-10-24
CIK 1282637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Yes  ☐ No  ☒
Number of shares of common stock, without par value, outstanding as of September 30, 2019: 11,189,222

NEWMARKET CORPORATION

INDEX

PART I.        FINANCIAL INFORMATION
ITEM 1.     Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(in thousands, except per-share amounts)	Third Quarter Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales	$555,817	$563,166	$1,655,850	$1,751,363
Cost of goods sold	393,090	422,283	1,169,421	1,307,838
Gross profit	162,727	140,883	486,429	443,525
Selling, general, and administrative expenses	38,122	37,741	109,916	120,653
Research, development, and testing expenses	36,387	34,994	106,748	106,018
Operating profit	88,218	68,148	269,765	216,854
Interest and financing expenses, net	6,987	7,807	22,740	18,536
Other income (expense), net	6,227	7,973	17,932	20,872
Income before income tax expense	87,458	68,314	264,957	219,190
Income tax expense	19,653	9,833	60,773	47,259
Net income	$67,805	$58,481	$204,184	$171,931
Earnings per share - basic and diluted	$6.06	$5.12	$18.26	$14.78
Cash dividends declared per share	$1.90	$1.75	$5.40	$5.25

See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(in thousands)	Third Quarter Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$67,805	$58,481	$204,184	$171,931
Other comprehensive income (loss):
Pension plans and other postretirement benefits:
Amortization of prior service cost (credit) included in net periodic benefit cost (income), net of income tax expense (benefit) of $(185) in third quarter 2019, $(180) in third quarter 2018, $(556) in nine months 2019 and $(541) in nine months 2018	(600)	(591)	(1,802)	(1,773)
Actuarial net gain (loss) arising during the period, net of income tax expense (benefit) of $771 in third quarter and nine months 2019 and $(51) in third quarter and nine months 2018	2,501	(163)	2,501	(163)
Amortization of actuarial net loss (gain) included in net periodic benefit cost (income), net of income tax expense (benefit) of $169 in third quarter 2019, $318 in third quarter 2018, $674 in nine months 2019 and $1,037 in nine months 2018	570	1,003	2,245	3,270
Total pension plans and other postretirement benefits	2,471	249	2,944	1,334
Foreign currency translation adjustments, net of income tax expense (benefit) of $(324) in third quarter 2019, $(109) in third quarter 2018, $(317) in nine months 2019 and $(653) in nine months 2018	(9,819)	(3,760)	(9,239)	(3,793)
Other comprehensive income (loss)	(7,348)	(3,511)	(6,295)	(2,459)
Comprehensive income	$60,457	$54,970	$197,889	$169,472

See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share amounts)	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$79,971	$73,040
Trade and other accounts receivable, less allowance for doubtful accounts	340,752	314,860
Inventories	370,934	396,341
Prepaid expenses and other current assets	35,276	29,179
Total current assets	826,933	813,420
Property, plant, and equipment, net	623,961	644,138
Intangibles (net of amortization) and goodwill	132,822	136,039
Prepaid pension cost	100,758	88,705
Operating lease right-of-use assets	58,377	0
Deferred income taxes	4,973	5,094
Deferred charges and other assets	23,171	9,878
Total assets	$1,770,995	$1,697,274
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$154,650	$151,631
Accrued expenses	75,928	91,202
Dividends payable	19,441	17,923
Income taxes payable	12,348	6,431
Operating lease liabilities	13,811	0
Other current liabilities	4,300	4,114
Total current liabilities	280,478	271,301
Long-term debt	639,983	770,999
Operating lease liabilities-noncurrent	44,398	0
Other noncurrent liabilities	176,798	165,067
Total liabilities	1,141,657	1,207,367
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common stock and paid-in capital (without par value; authorized shares - 80,000,000; issued and outstanding shares - 11,189,222 at September 30, 2019 and 11,184,482 at December 31, 2018)	1,914	0
Accumulated other comprehensive loss	(187,611)	(181,316)
Retained earnings	815,035	671,223
Total shareholders' equity	629,338	489,907
Total liabilities and shareholders’ equity	$1,770,995	$1,697,274

See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in thousands, except share and per-share amounts)	Common Stock and Paid-in Capital		Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at June 30, 2018	11,465,814	$0	$(144,942)	$697,423	$552,481
Net income				58,481	58,481
Other comprehensive income (loss)			(3,511)		(3,511)
Cash dividends ($1.75 per share)				(19,957)	(19,957)
Repurchases of common stock	(62,428)	(1,141)		(23,429)	(24,570)
Stock-based compensation	645	1,141		7	1,148
Balance at September 30, 2018	11,404,031	$0	$(148,453)	$712,525	$564,072

Balance at June 30, 2019	11,188,126	$949	$(180,263)	$768,490	$589,176
Net income				67,805	67,805
Other comprehensive income (loss)			(7,348)		(7,348)
Cash dividends ($1.90 per share)				(21,260)	(21,260)
Stock-based compensation	1,096	965			965
Balance at September 30, 2019	11,189,222	$1,914	$(187,611)	$815,035	$629,338

Balance at December 31, 2017	11,779,978	$0	$(145,994)	$747,643	$601,649
Net income				171,931	171,931
Other comprehensive income (loss)			(2,459)		(2,459)
Cash dividends ($5.25 per share)				(60,778)	(60,778)
Repurchases of common stock	(385,181)	(2,366)		(146,283)	(148,649)
Stock-based compensation	9,234	2,366		12	2,378
Balance at September 30, 2018	11,404,031	$0	$(148,453)	$712,525	$564,072

Balance at December 31, 2018	11,184,482	$0	$(181,316)	$671,223	$489,907
Net income				204,184	204,184
Other comprehensive income (loss)			(6,295)		(6,295)
Cash dividends ($5.40 per share)				(60,418)	(60,418)
Stock-based compensation	4,740	1,914		46	1,960
Balance at September 30, 2019	11,189,222	$1,914	$(187,611)	$815,035	$629,338

See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands)	Nine Months Ended September 30,
	2019	2018
Cash and cash equivalents at beginning of year	$73,040	$84,166
Cash flows from operating activities:
Net income	204,184	171,931
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	65,500	53,463
Deferred income tax expense	3,982	10,257
Working capital changes	(35,997)	(69,190)
Cash pension and postretirement contributions	(7,308)	(61,860)
Other, net	2,886	(3,456)
Cash provided from (used in) operating activities	233,247	101,145
Cash flows from investing activities:
Capital expenditures	(37,132)	(55,136)
Other, net	0	14,573
Cash provided from (used in) investing activities	(37,132)	(40,563)
Cash flows from financing activities:
Net (repayments) borrowings under revolving credit facility	(126,262)	215,619
Dividends paid	(60,418)	(60,778)
Repurchases of common stock	0	(148,649)
Other, net	(1,899)	(242)
Cash provided from (used in) financing activities	(188,579)	5,950
Effect of foreign exchange on cash and cash equivalents	(605)	(2,763)
Increase in cash and cash equivalents	6,931	63,769
Cash and cash equivalents at end of period	$79,971	$147,935

See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Financial Statement Presentation
In the opinion of management, the accompanying consolidated financial statements of NewMarket Corporation and its subsidiaries contain all necessary adjustments for the fair statement of, in all material respects, our consolidated financial position as of September 30, 2019 and December 31, 2018, our consolidated results of operations, comprehensive income, and changes in shareholders' equity for the third quarter and nine months ended September 30, 2019 and September 30, 2018, and our cash flows for the nine months ended September 30, 2019 and September 30, 2018. All adjustments are of a normal, recurring nature, unless otherwise disclosed. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the NewMarket Corporation Annual Report on Form 10-K for the year ended December 31, 2018 (2018 Annual Report), as filed with the Securities and Exchange Commission (SEC). The results of operations for the nine month period ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year ending December 31, 2019. The December 31, 2018 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
Unless the context otherwise indicates, all references to “we,” “us,” “our,” the “company,” and “NewMarket” are to NewMarket Corporation and its consolidated subsidiaries.
We adopted Accounting Standard Update No. 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" (ASU 2018-02) on January 1, 2019. ASU 2018-02 allows, but does not require, reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects that resulted from the enactment of U.S. tax legislation commonly known as the Tax Cuts and Jobs Acts (Tax Reform Act) at the end of 2017. We elected not to reclassify those tax effects from accumulated other comprehensive income upon adoption of ASU 2018-02. We typically remove the tax impact from accumulated other comprehensive income when the underlying circumstance which gave rise to the tax impact no longer exists.

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

The following table provides information on our net sales by geographic area. Information on net sales by segment is in Note 3.

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Net sales
United States	$191,830	$180,142	$551,875	$547,005
China	49,219	57,891	170,627	183,980
Europe, Middle East, Africa, India	179,685	180,850	526,597	588,248
Asia Pacific, except China	77,823	87,661	240,653	254,350
Other foreign	57,260	56,622	166,098	177,780
Net sales	$555,817	$563,166	$1,655,850	$1,751,363

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Segment Information
The tables below show our consolidated segment results. The “All other” category includes the operations of the antiknock compounds business, as well as certain contracted manufacturing and services associated with Ethyl Corporation (Ethyl).
Net Sales by Segment

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Petroleum additives
Lubricant additives	$448,629	$462,865	$1,348,508	$1,440,227
Fuel additives	101,997	97,657	295,621	303,405
Total	550,626	560,522	1,644,129	1,743,632
All other	5,191	2,644	11,721	7,731
Net sales	$555,817	$563,166	$1,655,850	$1,751,363

Segment Operating Profit

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Petroleum additives	$94,765	$75,824	$285,620	$231,494
All other	(77)	(2,295)	92	(1,966)
Segment operating profit	94,688	73,529	285,712	229,528
Corporate, general, and administrative expenses	(6,473)	(5,402)	(15,842)	(16,033)
Interest and financing expenses, net	(6,987)	(7,807)	(22,740)	(18,536)
Other income (expense), net	6,230	7,994	17,827	24,231
Income before income tax expense	$87,458	$68,314	$264,957	$219,190

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.    Pension Plans and Other Postretirement Benefits
The table below shows cash contributions made during the nine months ended September 30, 2019, as well as the remaining cash contributions we expect to make during the year ending December 31, 2019, for our domestic and foreign pension plans and domestic postretirement benefit plan.

(in thousands)	Actual Cash Contributions for Nine Months Ended September 30, 2019	Expected Remaining Cash Contributions for Year Ending December 31, 2019
Domestic plans
Pension benefits	$2,227	$742
Postretirement benefits	934	311
Foreign plans
Pension benefits	4,147	1,505

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

	Domestic
	Pension Benefits		Postretirement Benefits
	Third Quarter Ended September 30,
(in thousands)	2019	2018	2019	2018
Service cost	$2,809	$3,599	$150	$239
Interest cost	3,478	3,257	358	355
Expected return on plan assets	(8,661)	(7,523)	(223)	(228)
Amortization of prior service cost (credit)	(19)	7	(757)	(757)
Amortization of actuarial net (gain) loss	507	1,172	0	0
Net periodic benefit cost (income)	$(1,886)	$512	$(472)	$(391)

	Domestic
	Pension Benefits		Postretirement Benefits
	Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Service cost	$10,056	$11,543	$538	$672
Interest cost	10,849	9,942	1,136	1,094
Expected return on plan assets	(25,975)	(22,413)	(711)	(726)
Amortization of prior service cost (credit)	(57)	20	(2,271)	(2,271)
Amortization of actuarial net (gain) loss	2,214	3,854	0	0
Net periodic benefit cost (income)	$(2,913)	$2,946	$(1,308)	$(1,231)

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Foreign
	Pension Benefits
	Third Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Service cost	$1,575	$1,975	$4,833	$6,114
Interest cost	1,166	1,105	3,593	3,425
Expected return on plan assets	(2,238)	(2,423)	(6,918)	(7,519)
Amortization of prior service cost (credit)	(11)	(20)	(32)	(62)
Amortization of actuarial net (gain) loss	230	148	704	456
Net periodic benefit cost (income)	$722	$785	$2,180	$2,414

5.    Earnings Per Share
We had 22,512 shares of nonvested restricted stock at September 30, 2019 and 24,832 shares of nonvested restricted stock at September 30, 2018 that were excluded from the calculation of diluted earnings per share, as their effect on earnings per share would be anti-dilutive.
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

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per-share amounts)	2019	2018	2019	2018
Earnings per share numerator:
Net income attributable to common shareholders before allocation of earnings to participating securities	$67,805	$58,481	$204,184	$171,931
Earnings allocated to participating securities	137	121	348	340
Net income attributable to common shareholders after allocation of earnings to participating securities	$67,668	$58,360	$203,836	$171,591
Earnings per share denominator:
Weighted-average number of shares of common stock outstanding - basic and diluted	11,167	11,409	11,166	11,606
Earnings per share - basic and diluted	$6.06	$5.12	$18.26	$14.78

6.	Inventories

	September 30,	December 31,
(in thousands)	2019	2018
Finished goods and work-in-process	$297,515	$319,120
Raw materials	58,982	63,403
Stores, supplies, and other	14,437	13,818
	$370,934	$396,341

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.    Intangibles (Net of Amortization) and Goodwill

The net carrying amount of intangibles and goodwill was $133 million at September 30, 2019 and $136 million at December 31, 2018. The gross carrying amount and accumulated amortization of each type of intangible asset and goodwill are presented in the table below.

	September 30, 2019		December 31, 2018
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Formulas and technology	$9,600	$4,875	$9,600	$3,250
Contract	2,000	550	2,000	400
Customer bases	14,240	10,470	14,240	9,091
Goodwill	122,877		122,940
	$148,717	$15,895	$148,780	$12,741

All of the intangibles relate to the petroleum additives segment. The change in the gross carrying amount between December 31, 2018 and September 30, 2019 is due to foreign currency fluctuation. There is no accumulated goodwill impairment.
Amortization expense was (in thousands):

Third quarter ended September 30, 2019	$1,051
Nine months ended September 30, 2019	3,154
Third quarter ended September 30, 2018	1,470
Nine months ended September 30, 2018	5,944

Estimated amortization expense for the remainder of 2019, as well as estimated annual amortization expense related to our intangible assets for the next five years, is expected to be (in thousands):

2019	$1,052
2020	2,907
2021	2,156
2022	1,423
2023	907
2024	390

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

We elected the package of practical expedients permitted under the transition guidance which, among other things, allowed us to carry forward the historical lease classification of existing leases. In addition, we elected the hindsight practical expedient to determine the lease term for existing leases and also elected the practical expedient related to land easements, allowing us to carry forward our accounting treatment for land easements on existing agreements. Except for the railcar lease class, we made an accounting policy election to adopt the short-term lease exception, which allows us to not recognize on the balance sheet

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

those leases with terms of 12 months or less resulting in short-term lease payments being recognized in the consolidated statements of income on a straight-line basis over the lease term. We also elected a practical expedient to not separate lease and nonlease components in determining the right-of-use assets and lease liabilities for all lease classes.

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

The components of lease expense were as follows:

	Third Quarter Ended September 30,	Nine Months Ended September 30,
(in thousands)	2019	2019
Operating lease cost	$4,293	$12,821
Finance lease cost:
Amortization of assets	684	1,953
Interest on lease liabilities	108	300
Short-term lease cost	812	2,776
Variable lease cost	611	1,653
Total lease cost	$6,508	$19,503

Variable lease costs also include leases that do not have a right-of-use asset or lease liability, but are capitalized as part of inventory.

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Supplemental balance sheet information related to leases was as follows:

(in thousands)	Balance Sheet Classification	September 30, 2019
Operating leases:
Operating lease right-of-use assets	Operating lease right-of-use assets	$58,377

Current liability	Operating lease liabilities	$13,811
Noncurrent liability	Operating lease liabilities-noncurrent	44,398
Total operating lease liabilities		$58,209

Finance leases:
Finance lease right-of-use assets	Deferred charges and other assets	$12,401

Current liability	Other current liabilities	$2,814
Noncurrent liability	Other noncurrent liabilities	10,667
Total finance lease liabilities		$13,481

September 30, 2019
Weighted average remaining lease term (in years):
Operating leases	14
Finance leases	9

Weighted average incremental borrowing rate:
Operating leases	3.97%
Finance leases	3.47%

Supplemental cash flow information related to leases was as follows:

Nine Months Ended September 30,
(in thousands)	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12,374
Operating cash flows from finance leases	300
Financing cash flows from finance leases	1,899

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$12,820
Finance leases	9,345

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Maturities of lease liabilities as of September 30, 2019 were as follows:

(in thousands)	Operating Leases	Finance Leases
2019 (remainder)	$4,099	$807
2020	14,891	3,228
2021	10,580	2,208
2022	8,012	1,175
2023	6,490	965
Thereafter	34,819	7,226
Total lease payments	78,891	15,609
Less: imputed interest	20,682	2,128
Total lease obligations	$58,209	$13,481

Operating lease payments in the table above include approximately $16 million related to options to extend lease terms that are reasonably certain of being exercised. At September 30, 2019, we had commitments of approximately $40 million related to leases that have not yet commenced and are not included in the above table. Most of the commitments relate to plant and equipment that is being constructed or procured by the future lessors. These leases are expected to commence in 2020 and 2021.

Future lease payments for all noncancelable operating leases as of December 31, 2018 were (in thousands):

2019	$17,223
2020	15,035
2021	10,502
2022	7,957
2023	6,810
After 2023	24,490

9.    Long-term Debt

(in thousands)	September 30, 2019	December 31, 2018
Senior notes - 4.10% due 2022 (net of related deferred financing costs)	$348,116	$347,677
Senior notes - 3.78% due 2029	250,000	250,000
Revolving credit facility	41,867	168,129
Capital lease obligations	0	5,193
	$639,983	$770,999

The outstanding 4.10% senior notes are unsecured, with an aggregate principal amount of $350 million and are registered under the Securities Act of 1933, as amended (Securities Act). The outstanding 3.78% senior notes are unsecured and were issued in a 2017 private placement with The Prudential Insurance Company of America and certain other purchasers. We were in compliance with all covenants under both issuances of the senior notes as of September 30, 2019 and December 31, 2018.
The revolving credit facility (the Credit Agreement) has a borrowing capacity of $850 million, a term of five years, and matures on September 22, 2022. The obligations under the Credit Agreement are unsecured and are fully and unconditionally guaranteed by NewMarket. The average interest rate for borrowings under the Credit Agreement was 3.2% during the first nine months of 2019 and 3.0% during the full year of 2018. We were in compliance with all covenants under the Credit Agreement as of September 30, 2019 and December 31, 2018.

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The outstanding borrowings under the Credit Agreement amounted to $42 million at September 30, 2019 and $168 million at December 31, 2018. Outstanding letters of credit approximate to $3 million at both September 30, 2019 and December 31, 2018 resulting in the unused portion of the credit facility amounting to $805 million at September 30, 2019 and $679 million at December 31, 2018.
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
Environmental
We are involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination, disposal of hazardous waste, and other environmental matters at several of our current or former facilities, or at third-party sites where we have been designated as a potentially responsible party (PRP). While we believe we are currently adequately accrued for known environmental issues, it is possible that unexpected future costs could have a significant impact on our consolidated financial position, results of operations, and cash flows. Our total accruals for environmental remediation, dismantling, and decontamination were approximately $11 million at September 30, 2019 and $12 million at December 31, 2018. Of the total accrual, the current portion is included in accrued expenses and the noncurrent portion is included in other noncurrent liabilities on the Condensed Consolidated Balance Sheets.
Our more significant environmental sites include a former plant site in Louisiana (the Louisiana site) and a Houston, Texas plant site (the Texas site). Together, the amounts accrued on a discounted basis related to these sites represented approximately $8 million of the total accrual above at both September 30, 2019 and December 31, 2018, using discount rates ranging from 3% to 9% for both periods. The aggregate undiscounted amount for these sites was $10 million at September 30, 2019 and $11 million at December 31, 2018. Of the total accrued for these two sites, the amount related to remediation of groundwater and soil for the Louisiana site was $4 million at both September 30, 2019 and December 31, 2018. The amount related to remediation of groundwater and soil for the Texas site was $4 million at both September 30, 2019 and December 31, 2018.

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.    Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
The balances of, and changes in, the components of accumulated other comprehensive loss, net of tax, consist of the following:

(in thousands)	Pension Plans and Other Postretirement Benefits	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2017	$(63,520)	$(82,474)	$(145,994)
Other comprehensive income (loss) before reclassifications	(163)	(3,793)	(3,956)
Amounts reclassified from accumulated other comprehensive loss (a)	1,497	0	1,497
Other comprehensive income (loss)	1,334	(3,793)	(2,459)
Balance at September 30, 2018	$(62,186)	$(86,267)	$(148,453)

Balance at December 31, 2018	$(86,555)	$(94,761)	$(181,316)
Other comprehensive income (loss) before reclassifications	2,501	(9,239)	(6,738)
Amounts reclassified from accumulated other comprehensive loss (a)	443	0	443
Other comprehensive income (loss)	2,944	(9,239)	(6,295)
Balance at September 30, 2019	$(83,611)	$(104,000)	$(187,611)

(a) The pension plan and other postretirement benefit components of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (income). See Note 4 in this Quarterly Report on Form 10-Q and Note 18 in our 2018 Annual Report for further information.

12.    Fair Value Measurements
The carrying amount of cash and cash equivalents in the Condensed Consolidated Balance Sheets, as well as the fair value, was $80 million at September 30, 2019 and $73 million at December 31, 2018. The fair value is categorized in Level 1 of the fair value hierarchy.
No material events occurred during the nine months ended September 30, 2019 requiring adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.
Long-term debt – We record the carrying amount of our long-term debt at historical cost, less deferred financing costs related to the 4.10% senior notes. The estimated fair value of our long-term debt is shown in the table below and is based primarily on estimated current rates available to us for debt of the same remaining duration and adjusted for nonperformance risk and credit risk. The estimated fair value of our publicly-traded 4.10% senior notes included in long-term debt in the table below is based on the last quoted price closest to September 30, 2019. The fair value of our debt instruments is categorized as Level 2.

	September 30, 2019		December 31, 2018
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (excluding capital lease obligations)	$639,983	$675,398	$765,806	$757,414

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

Overview
When comparing the results of the petroleum additives segment for the first nine months of 2019 with the first nine months of 2018, net sales decreased 5.7% primarily due to lower product shipments and an unfavorable foreign currency impact, which was partially offset by increased selling prices. Petroleum additives operating profit was 23.4% higher when comparing the first nine months of 2019 with the first nine months of 2018, reflecting the improved selling prices and lower raw material costs, partially offset by the impact from the lower product shipments.
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

Results of Operations
Net Sales
Consolidated net sales for the third quarter of 2019 totaled $555.8 million, representing a decrease of $7.3 million, or 1.3%, from the third quarter of 2018. Consolidated net sales for the first nine months of 2019 were $1.7 billion which was a decrease of $95.5 million, or 5.5%, from the first nine months of 2018. The following table shows net sales by segment and product line.

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Petroleum additives
Lubricant additives	$448.6	$462.9	$1,348.5	$1,440.2
Fuel additives	102.0	97.6	295.6	303.4
Total	550.6	560.5	1,644.1	1,743.6
All other	5.2	2.7	11.8	7.8
Net sales	$555.8	$563.2	$1,655.9	$1,751.4

Petroleum Additives Segment
The regions in which we operate include North America (the United States and Canada), Latin America (Mexico, Central America, and South America), Asia Pacific, and the Europe/Middle East/Africa/India (EMEAI) region. While there is some fluctuation, the percentage of net sales generated in the regions remained fairly consistent when comparing the first nine months of 2019 with the same period in 2018, as well as with the full year in 2018.
Petroleum additives net sales for the third quarter of 2019 were $550.6 million compared to $560.5 million for the third quarter of 2018, a decrease of 1.8%. Petroleum additives net sales for the first nine months of 2019 were $1.6 billion compared to $1.7 billion for the first nine months of 2018, a decrease of 5.7%. The decrease in net sales for the third quarter comparison was predominantly in the Asia Pacific region with smaller decreases in the Latin America and the EMEAI regions. An increase in the North America region partially offset the decreases in the other regions. For the nine months comparison, the decrease was across all regions, with most of the decrease in the EMEAI region, followed by the Latin America and Asia Pacific regions.
The following table details the approximate components of the decrease in petroleum additives net sales between the third quarter and first nine months of 2019 and 2018.

(in millions)	Third Quarter	Nine Months
Period ended September 30, 2018	$560.5	$1,743.6
Lubricant additives shipments	(13.3)	(119.7)
Fuel additives shipments	(2.6)	(21.6)
Selling prices	10.2	65.3
Foreign currency impact, net	(4.2)	(23.5)
Period ended September 30, 2019	$550.6	$1,644.1
When comparing both the third quarter and the nine months periods of 2019 and 2018, petroleum additives shipments accounted for a $15.9 million decrease in net sales for the third quarter comparison and a $141.3 million decrease in net sales for the nine months comparison. Improved selling prices, including an unfavorable foreign currency impact, resulted in an increase in net sales of $6.0 million for the third quarter comparison and $41.8 million for the nine months comparison, partially offsetting the unfavorable impact from product shipments. The United States Dollar strengthened against most of the major currencies in which we transact, resulting in an unfavorable impact to net sales for both the third quarter and nine months comparative periods. The unfavorable impact was predominantly from the Euro and the Chinese Renminbi.
On a worldwide basis, the volume of product shipments for petroleum additives decreased 1.6% when comparing the two third quarter periods and 7.6% when comparing the nine months of 2019 and 2018. For the third quarter comparative period, shipments of lubricant additives decreased in the Asia Pacific and Latin America regions, partially offset by increases in the North America and EMEAI regions. Fuel additives were substantially unchanged for the third quarter comparative period with small increases in the North America and Latin America regions partially offset by small decreases in the EMEAI and Asia Pacific regions. For the nine months comparative period, lubricant additives were lower across all regions with most of the decrease in the EMEAI region, followed by the Latin America and Asia Pacific regions. Fuel additives decreased for the nine months comparative periods with decreases in the EMEAI and North America regions partially offset by an increase in Asia Pacific.

All Other
The “All other” category includes the operations of the antiknock compounds business and certain contracted manufacturing and services.

Segment Operating Profit
NewMarket evaluates the performance of the petroleum additives business based on segment operating profit. NewMarket Services Corporation expenses are charged to NewMarket and each subsidiary pursuant to services agreements between the companies. Depreciation on segment property, plant, and equipment, as well as amortization of segment intangible assets and lease right-of-use assets, is included in segment operating profit.
The following table reports segment operating profit for the third quarter and nine months ended September 30, 2019 and September 30, 2018.

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Petroleum additives	$94.8	$75.8	$285.6	$231.5
All other	$(0.1)	$(2.3)	$0.1	$(2.0)

Petroleum Additives Segment
The petroleum additives segment operating profit increased $19.0 million when comparing the third quarter of 2019 to the third quarter of 2018 and $54.1 million when comparing the first nine months of 2019 to the same period in 2018. Both comparative periods included the impact of the same factors that affected gross profit (see discussion below) including a favorable foreign currency translation impact when comparing the third quarter and first nine months of 2019 with the same periods in 2018.
The operating profit margin was 17.2% for the third quarter of 2019 as compared to 13.5% for the third quarter of 2018 and was 17.4% for the first nine months of 2019 as compared to 13.3% for the first nine months of 2018. For the rolling four quarters ended September 30, 2019, the operating profit margin for petroleum additives was 16.7%. While we saw improvement in the operating profit margin for the first nine months of 2019, we had experienced downward pressure on our margins during the past two years caused mainly by increases in raw material prices. We have made progress in adjusting our selling prices to allow for those increases in raw material costs, resulting in a favorable impact from selling prices. We will continue to monitor our margins closely. Operating profit margins will fluctuate from quarter to quarter due to multiple factors, but we believe the fundamentals of our business and industry as a whole are unchanged.
Petroleum additives gross profit increased $19.7 million when comparing the two third quarter periods and $44.5 million when comparing the first nine months periods of 2019 and 2018. Cost of goods sold as a percentage of net sales was 70.5% for the third quarter and nine months of 2019, down from 74.6% for the third quarter of 2018 and 74.7% for the first nine months of 2018.
When comparing both the third quarters and first nine months of 2019 and 2018, the increase in gross profit resulted from an improvement in selling prices (excluding the unfavorable impact from foreign currency on net sales) and raw material costs, as well as a favorable impact from conversion costs (including a favorable foreign currency translation impact), which together contributed over 100% of the change in both comparative periods. These favorable factors were partially offset by an unfavorable impact from product shipments, as discussed in the Net Sales section above.
Petroleum additives selling, general, and administrative expenses (SG&A) for the third quarter of 2019 were $0.6 million, or 1.9% lower as compared to the third quarter of 2018, and $10.2 million, or 9.9% lower for the first nine months of 2019 as compared to the same 2018 period. SG&A as a percentage of net sales was 5.7% for both the third quarter of 2019 and 2018, and 5.6% for the first nine months of 2019 and 5.9% for the first nine months of 2018. Our SG&A costs are primarily personnel-related and include salaries, benefits, and other costs associated with our workforce. While personnel costs were lower in the 2019 period, there were no significant changes in the drivers of these costs when comparing the periods.

Our investment in petroleum additives research, development, and testing (R&D) increased slightly when comparing both the third quarter and nine months periods of 2019 and 2018. As a percentage of net sales, R&D was 6.6% for the third quarter of 2019, 6.3% for the third quarter of 2018, 6.5% for the first nine months of 2019, and 6.1% for the first nine months of 2018. Our R&D investments reflect our efforts to support the development of solutions that meet our customers' needs, meet new and evolving standards, and support our expansion into new product areas. Our approach to R&D investment, as it is with SG&A, is one of purposeful spending on programs to support our current product base and to ensure that we develop products to support our customers' programs in the future. R&D investments include personnel-related costs, as well as internal and external testing of our products.

The following discussion references certain captions on the Consolidated Statements of Income.

Interest and Financing Expenses
Interest and financing expenses were $7.0 million for the third quarter of 2019, $7.8 million for the third quarter of 2018, $22.7 million for the first nine months of 2019 and $18.5 million for the first nine months of 2018. The decrease in the third quarter comparison resulted primarily from lower average debt outstanding. For the first nine months comparative periods, higher average debt, along with lower capitalized interest, resulted in increased interest expense.

Other Income (Expense), Net
Other income (expense), net was income of $6.2 million for the third quarter of 2019, $8.0 million for the third quarter of 2018, $17.9 million for the first nine months of 2019 and $20.9 million for the first nine months of 2018. The amounts for both of the 2019 and 2018 periods primarily reflect the components of net periodic benefit cost (income), except for service cost, from defined benefit pension and postretirement plans. See Note 4 for further information on total periodic benefit cost (income).

Income Tax Expense
Income tax expense was $19.7 million for the third quarter of 2019 and $9.8 million for the third quarter of 2018. The effective tax rate was 22.5% for the third quarter of 2019 and 14.4% for the third quarter of 2018. Income tax expense increased $7.1 million due to the higher effective tax rate. Higher income before income tax expense resulted in an increase of $2.8 million in income tax expense.
Income tax expense was $60.8 million for the first nine months of 2019 and $47.3 million for the first nine months of 2018. The effective tax rate was 22.9% for the first nine months of 2019 and 21.6% for the first nine months of 2018. Income tax expense increased $9.9 million due to higher income before income tax expense. The higher effective tax rate resulted in a $3.6 million increase in income tax.
The change in the effective tax rates for both the third quarter and first nine months comparison periods is primarily due to certain provisions of the Tax Reform Act.

Cash Flows, Financial Condition, and Liquidity
Cash and cash equivalents at September 30, 2019 were $80.0 million, which was an increase of $6.9 million since December 31, 2018.
Cash and cash equivalents held by our foreign subsidiaries amounted to $76.5 million at September 30, 2019 and $70.9 million at December 31, 2018. Periodically, we repatriate cash from our foreign subsidiaries to the United States through intercompany dividends. As a result of the United States tax reform act enacted in 2017, we do not anticipate significant tax consequences from future distributions of foreign earnings.
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
Cash Flows – Operating Activities
Cash flows provided from operating activities for the first nine months of 2019 were $233.2 million, which included the use of $36.0 million to fund higher working capital requirements. The $36.0 million excluded an unfavorable foreign currency impact to the components of working capital on the balance sheet.
The most significant changes in working capital included increases in accounts receivable and operating lease liabilities, as well as decreases in inventory and accrued expenses. The higher accounts receivable balance was primarily due to higher sales levels in the EMEAI and North America regions comparing September 2019 with the end of 2018. The increase in operating lease liabilities reflects the adoption of ASC 842, "Leases". See Note 8 for additional information on our leases. The decrease in inventory primarily reflected plant downtime, while the decrease in accrued expenses reflected normal payments for customer costs and decreases in accruals for capital project-related costs due to completion of capital projects.
Including cash and cash equivalents, as well as the impact of foreign currency on the balance sheet, we had total working capital of $546.5 million at September 30, 2019 and $542.1 million at December 31, 2018. The current ratio was 2.95 to 1 at September 30, 2019 and 3.00 to 1 at December 31, 2018.
Cash Flows – Investing Activities
Cash used in investing activities totaled $37.1 million during the first nine months of 2019 for capital expenditures. We currently expect that our total capital spending during 2019 will be in the $60 million to $70 million range and will include several improvements to our manufacturing and R&D infrastructure around the world. We expect to continue to finance capital spending through cash on hand and cash provided from operations, together with borrowing available under our $850 million revolving credit facility.
Cash Flows – Financing Activities
Cash used in financing activities during the first nine months of 2019 amounted to $188.6 million. We paid dividends of $60.4 million and repaid $126.3 million on our revolving credit facility.
Our long-term debt was $640.0 million at September 30, 2019 compared to $771.0 million at December 31, 2018. See Note 9 for additional information on the 4.10% senior notes, 3.78% senior notes, and revolving credit facility, including the unused portion of our revolving credit facility.
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
At September 30, 2019, the Leverage Ratio was 1.5 and the Interest Coverage Ratio was 11.87 under the revolving credit facility. We were in compliance with all covenants under the 4.10% senior notes, the 3.78% senior notes, and the revolving credit facility at September 30, 2019 and December 31, 2018.
As a percentage of total capitalization (total long-term debt and shareholders’ equity), our total long-term debt percentage decreased from 61.1% at December 31, 2018 to 50.4% at September 30, 2019. The change in the percentage was primarily the result of the increase in shareholders' equity, along with the decrease in long-term debt. The change in shareholders’ equity reflects our earnings and the impact of foreign currency translation adjustments, offset by dividend payments. Generally, we repay any outstanding long-term debt with cash from operations or refinancing activities.

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

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk
At September 30, 2019, there were no material changes in our market risk from the information provided in the 2018 Annual Report.

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
There has been no change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, that occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION
ITEM 1.     Legal Proceedings
There have been no material changes to our legal proceedings as disclosed in "Legal Proceedings" in Item 3 of Part 1 of the 2018 Annual Report.

ITEM 6.     Exhibits

Exhibit 3.1	Articles of Incorporation Amended and Restated effective April 27, 2012 (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 1-32190) filed April 30, 2012)
Exhibit 3.2	NewMarket Corporation Bylaws Amended and Restated effective August 6, 2015 (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 1- 32190) filed August 6, 2015)
Exhibit 31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald
Exhibit 31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Brian D. Paliotti
Exhibit 32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald
Exhibit 32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Brian D. Paliotti
Exhibit 101	Inline XBRL Instance Document and Related Items (the instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document)
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMARKET CORPORATION
(Registrant)

Date: October 24, 2019	By: /s/ Brian D. Paliotti
Brian D. Paliotti
Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: October 24, 2019	By: /s/ William J. Skrobacz
William J. Skrobacz
Controller
(Principal Accounting Officer)