Form 10-K
period 2019-12-31
NEWMARKET CORP
filed 2020-02-18
CIK 1282637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Aggregate market value of voting stock held by non-affiliates of the registrant as of June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter): $3,221,673,182*
Number of shares of Common Stock outstanding as of January 31, 2020: 11,188,173

DOCUMENTS INCORPORATED BY REFERENCE
Portions of NewMarket Corporation’s definitive Proxy Statement for its 2020 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 are incorporated by reference into Part III of this Annual Report on Form 10-K.

*
In determining this figure, an aggregate of 3,152,826 shares of Common Stock as beneficially owned by Bruce C. Gottwald and members of his immediate family have been excluded and treated as shares held by affiliates. See Item 12. The aggregate market value has been computed on the basis of the closing price on the New York Stock Exchange on June 28, 2019.

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
Through an open, flexible, and collaborative style, Afton works closely with its customers to understand their business and help them meet their goals. This style has allowed Afton to develop long-term relationships with its customers in every major region of the world, which Afton serves through our manufacturing facilities across the globe.
We have operations in North America, Europe, Asia, and South America. The economies are generally stable in the countries where we do most of our business, although many of those countries have experienced economic downturns in the past. In countries with more political or economic uncertainty, we generally minimize our risk of loss by utilizing U.S. Dollar-denominated transactions, letters of credit, and prepaid transactions. Further information on our operations in the various geographic areas is in Note 4 of the Notes to Consolidated Financial Statements.
With over 500 employees in research, development, and testing, Afton is dedicated to developing additive formulations that are tailored to our customers’ and the end-users’ specific needs. Afton’s portfolio of technologically-advanced, value-added products allows it to provide a full range of products, services, and solutions to its customers.
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
We were incorporated in the Commonwealth of Virginia in 2004. Our principal executive offices are located at 330 South Fourth Street, Richmond, Virginia, and our telephone number is (804) 788-5000. We employed 2,118 people at the end of 2019.
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
Lubricant Additives
Lubricant additives are essential ingredients for making lubricating oils. Lubricant additives are used in a wide variety of vehicle and industrial applications, including engine oils, transmission fluids, off-road powertrain and hydraulic systems, gear oils, hydraulic oils, and turbine oils, and virtually any other application where metal-to-metal moving parts are utilized. Lubricant additives are organic and synthetic chemical components that enhance wear protection, prevent deposits, and protect against the hostile operating environment of an engine, transmission, axle, hydraulic pump, or industrial machine.
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
The functionality of lubricants is created through an exact balance between a base fluid and performance enhancing additives. This balance is the goal of effective formulations achieved by experienced research and development professionals. We offer a full line of lubricant additive packages, each of which is composed of component chemicals specially selected to perform desired functions. We manufacture most of the chemical components and blend these components to create formulated additive packages designed to meet industry and customer specifications. Lubricant additive components are generally classified based upon their intended functionality, including:

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
Industrial Additives—The industrial additives submarket is comprised of additives designed for products for industrial applications such as hydraulic fluids, grease, industrial gear fluids, and industrial specialty applications, such as turbine oils. This submarket also shares in the 30% of the market not covered by engine oil additives. These products must conform to industry specifications, OEM requirements, and/or application and operating environment demands. Industrial additives are generally sold to oil companies, service dealers for after-market servicing, and distributors.
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
Many different types of additives are used in fuels. Their use is generally determined by customer, industry, OEM, and government specifications, and often differs from country to country. The types of fuel additives we offer include:

•	gasoline performance additives, which clean and maintain key elements of the fuel delivery systems, including fuel injectors and intake valves, in gasoline engines;

•	diesel fuel performance additives, which perform similar cleaning functions in diesel engines;

•	cetane improvers, which increase the cetane number (ignition quality) in diesel fuel by reducing the delay between injection and ignition;

•	stabilizers, which reduce or eliminate oxidation in fuel;

•	corrosion inhibitors, which minimize the corrosive effects of combustion by-products and prevent rust;

•	lubricity additives, which restore lubricating properties lost in the refining process;

•	cold flow improvers, which improve the pumping and flow of distillate and diesel fuels in cold temperatures;

•	octane enhancers, which increase octane ratings and decrease emissions; and

•	static dissipating additives.
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
The fuel additives submarket is characterized by more competitors. While we participate in many facets of the fuel additives market, our competitors tend to be more narrowly focused. In the gasoline detergent market, we compete mainly against BASF, Chevron Oronite Company LLC, and The Lubrizol Corporation. In the diesel and refinery markets, we compete mainly against The Lubrizol Corporation, Infineum, BASF, Clariant Ltd., Dorf Ketal, and Innospec Inc. We also compete against other regional companies in the fuel additives marketplace.
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
As the performance requirements of our products become more complex, we often work with highly specialized suppliers. In some cases, we source from a single supplier. In cases where we decide to source from a single supplier, we manage our risk by maintaining safety stock of the raw material or qualifying alternate suppliers. The backup position could take additional time to implement, but we are confident we can ensure continued supply for our customers. We continuously monitor our raw material supply situation and adjust our procurement strategies as conditions require.
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
We are committed to providing the most advanced products, comprehensive testing programs, and superior technical solutions tailored to the needs of our customers and OEMs worldwide.  Afton continues to successfully implement techniques to drive efficiency in technology discovery and development, while expanding our internal testing, research, and customer support capabilities around the world in support of our goals of providing market-driven technical leadership and performance-based differentiation.  In 2019, we completed construction to expand our Japan Technology Center which enhanced our technical infrastructure and testing capability in the region.
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
In 2019, we successfully launched new technologies across all of our lubricant additive and fuel additive product areas. We developed new engine oil products for passenger cars and commercial trucks in support of our customers in all the major regions of the world in which we operate.  We also launched technology that meets the latest North America passenger car motor oil specification, ILSAC GF-6, as well as products for the newest European commercial trucks.
We continued to develop new products in multiple application areas in the industrial additive sector, including hydraulic, industrial gear, turbine, slideway, and grease additives.  Research is focused on the development of technologies that will provide differentiation to our customers in multiple performance areas including equipment life, reliability, and energy efficiency.
Research continued in our transmission fluid, axle oil, and tractor fluid product lines.  This included the development of new OEM-specific additives used in factory-fill fluids installed during automotive component and vehicle assembly in the United States, Germany, Japan, India, and China as well as technology specifically designed for electric vehicles.  In addition, we developed new products for the service-fill sector to provide our customers with the latest additive technology available, including some first-to-market capability enabling our customers to differentiate their offerings to the retail market.
We continue to provide leading technology in the fuel additives area.  In 2019, we developed and launched new products in all product lines including gasoline performance additives and diesel performance additives, as well as additives used in the distribution of fuels. Many of these products use new technology specifically designed to perform well in new, modern engine designs and changing fuel properties, as well as addressing the growing need for increased fuel economy and emissions reduction.  In addition, we continue to maintain close interactions with regulatory, industry, and OEM leaders to guide our development of future fuel additive technologies based on well-defined market needs.
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
Both Afton and Ethyl have implemented Responsible Care® Management Systems (RC14001®) at U.S. facilities. Our Responsible Care® management systems are certified by an independent third-party auditing process. Additionally, Afton’s Feluy, Belgium; Suzhou, China; Hyderabad, India; Tsukuba, Japan; Rio de Janeiro, Brazil; Bracknell, England; and Singapore facilities are all certified to the environmental standard ISO 14001. Suzhou is also certified to OHSAS 18001, a global occupational health and safety standard. Afton’s Sauget, Illinois plant continues to be an OSHA VPP (Voluntary Protection Program) “Star” worksite. In 2019, our recently acquired San Juan del Rio, Mexico site began the certification process.
In 2019, we continued to enhance our “Actively Caring” safety program, where people look out for the safety and welfare of others with courage and compassion, enabling the achievement of an injury-free environment. Both Afton and Ethyl were top performers among their industry peers with our worldwide injury/illness recordable rate (which is the number of injuries per 200,000 hours worked) in 2019 at .62, an improvement from a recordable rate of 1.05 in 2018. This safety performance improvement was related to integrating our Actively Caring culture at the San Juan del Rio site and continuing to promote safety as a core value of our company within the organization. Additionally, during 2019 we had zero serious injuries and no contractor recordable injuries. The safety performance improvement affirmed our Vision of Zero Improvement plans and actions across the sites, as well as the importance placed on our safety-first culture. We continue to leverage site-level Safety Improvement plans at key sites, and emphasize reporting "good catches" and "near misses" to help reduce risk and drive improved performance. We are committed to achieving our aspiration of zero injuries and incidents. To that end, six of our sites achieved the "Vision of Zero" with no injuries or incidents in 2019.
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
Environmental
In the United States and under similar foreign and state laws, we are subject to a variety of environmental laws and regulations, as well as environmental liabilities associated with the investigation and cleanup of hazardous substances. These liabilities may include personal injury, property damage, or natural resource damages arising from the release of, or exposure to, hazardous substances. They may be imposed on us in a range of situations without regard to violation of law or regulations. They may also be imposed jointly and severally, where one party may be held liable for a disproportionate share of the damages, up to and including the entire loss. These liabilities may include entities with any possible connection to the hazardous substances, including, for example, entities that formerly owned or operated a property or entities that arranged for disposal of hazardous substances from a property.
We believe we comply, in all material respects, with laws, regulations, statutes, and ordinances protecting the environment, including those related to the management and stewardship of chemicals. We have policies and procedures in place establishing regular reviews of our environmental compliance and stewardship, as well as monitoring any significant existing, potential, or threatened environmental issues that could materially affect the company.
Our total accruals for environmental remediation, dismantling, and decontamination were approximately $11 million at December 31, 2019 and $12 million December 31, 2018. As new technology becomes available, it may be possible to reduce accrued amounts. While we believe that we are currently fully accrued for known environmental issues, it is possible that unexpected future costs could have a significant financial impact on our financial position, results of operations, and cash flows.
The costs of complying with existing environmental, health, and safety laws and regulations as they pertain to our products and operations, including remediation, closure, and postclosure costs, are primarily included in cost of goods sold. We spent approximately $29 million in 2019, $30 million in 2018, and $26 million in 2017 for ongoing environmental operating and clean-up costs, excluding depreciation of previously capitalized expenditures.
In addition to the ongoing environmental compliance costs and the costs to remediate contaminated sites, worldwide capital expenditures for pollution prevention and safety projects were $8 million in 2019, $10 million in 2018, and $10 million in 2017. We expect expenditures will remain at a similar level for 2020.
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

Availability of Reports Filed with the Securities and Exchange Commission and Corporate Governance Documents
Our internet website address is www.newmarket.com. We make available, free of charge through our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC. In addition, our Corporate Governance Guidelines, Code of Conduct, and the charters of our Audit, Compensation, and Nominating and Corporate Governance Committees are available on our website and are available in print, without charge, to any shareholder upon request by contacting our Corporate Secretary at NewMarket Corporation, 330 South Fourth Street, Richmond, Virginia 23219. The information on our website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated by reference in this Annual Report on Form 10-K or any other filings we make with the SEC. We file our annual, quarterly and current reports, proxy statements, and other information with the SEC. Our SEC filings are available to the public on the SEC's website at www.sec.gov.
Information about our Executive Officers
The names and ages of all executive officers as of February 18, 2020 follow.

Name	Age	Positions
Thomas E. Gottwald	59	Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)
Brian D. Paliotti	43	Chief Financial Officer and Vice President (Principal Financial Officer)
Bruce R. Hazelgrove, III	59	Executive Vice President and Chief Administrative Officer
William J. Skrobacz	60	Controller (Principal Accounting Officer)
Cameron D. Warner, Jr.	61	Treasurer
M. Rudolph West	66	Vice President, General Counsel, and Secretary
Regina A. Harm	55	President, Afton Chemical Corporation
Our officers, at the discretion of the Board of Directors, hold office until the meeting of the Board of Directors following the next annual shareholders’ meeting. Mr. Gottwald, Mr. Paliotti, Mr. Hazelgrove, Mr. Skrobacz, and Mr. Warner have served in their capacity for at least the last five years. Mr. West and Mrs. Harm have served in their capacities for less than five years.
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
We rely on a combination of patent, trade secret, trademark, and copyright laws, as well as judicial enforcement, to protect our intellectual property and technologies. We cannot assure that the measures taken by us to protect these assets and rights will provide meaningful protection or that adequate remedies will be available in the event of an unauthorized use or disclosure of our trade secrets or manufacturing expertise. We cannot assure that any of our intellectual property rights will not be challenged, invalidated, circumvented, or rendered unenforceable. In addition, we have manufacturing operations in countries where we may not have the same strength of intellectual property protection and enforcement as in North America or Europe resulting in a greater risk of a third party appropriating our intellectual property.
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
We are subject to regulation by local, state, federal, and foreign governmental authorities. In some circumstances, before we may sell certain products, these authorities must approve these products, our manufacturing processes, and our facilities. We are also subject to ongoing reviews of our products, manufacturing processes, and facilities by governmental authorities. Any delay in obtaining or failure to obtain or maintain these approvals would adversely affect our ability to introduce new products and generate sales from those products.
New laws and regulations, including climate change regulations, may be introduced in the future and could result in additional compliance costs, which could prevent or inhibit the development, distribution, and sale of our products. If we fail to comply with applicable laws and regulations, we may be subject to civil remedies, including fines, injunctions, recalls, or seizures.
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
We rely on information technology systems, some of which are managed by third parties, to transact our business. An information technology system failure due to computer viruses, internal or external security breaches, cybersecurity attacks, power interruptions, hardware failures, fire, natural disasters, human error or other causes could disrupt our operations, lead to loss of confidential information (such as the personally identifiable information of individuals, including our employees) or intellectual property, and/or prevent us from being able to process transactions with our customers, operate our manufacturing facilities, and properly report transactions in a timely manner. Cybersecurity threats, in particular, continue to increase in sophistication. We have security processes and disaster recovery plans in place to mitigate these threats. Nonetheless, these may not be sufficient to identify a threat in a timely manner or protect our operations from such a threat, potentially resulting in financial, legal, business, or reputational damage to our company.
A significant, protracted information technology system failure may adversely affect our results of operations, financial condition, or cash flows.
Furthermore, we are subject both to changing cybersecurity rules and evolving data privacy rules and regulations, such as the European Union's General Data Protection Regulation, in countries, states, and jurisdictions where we conduct business. The failure to comply with these rules and regulations could result in significant financial penalties or increase our cost of doing business.

•
The occurrence or threat of extraordinary events, including domestic or international terrorist attacks, hostilities, or health-related epidemics, may disrupt our operations, decrease demand for our products, and increase our expenses.

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
The occurrence of extraordinary events, including future terrorist attacks, the outbreak or escalation of hostilities, or a health-related epidemic cannot be predicted, but their occurrence can be expected to negatively affect the economy in general, as well as the markets for our products, and can result in production downtime. In addition, the damage from a direct attack on our assets or assets used by us could include loss of life or property damage, and available insurance coverage may not be sufficient to cover all of the damage incurred or, if available, may be prohibitively expensive.

•	We face risks related to our foreign operations that may negatively affect our business.
In 2019, sales to customers outside of the United States accounted for over 65% of consolidated net sales. We do business in all major regions of the world, some of which do not have stable economies or governments. In particular, we sell and market products in countries experiencing political and/or economic instability in the Middle East, Asia Pacific, Latin America, and Europe. Our international operations are subject to international business risks, including unsettled political conditions, expropriation, import and export restrictions, trade policies, increases in royalties, exchange controls, national and regional labor strikes, taxes, government royalties, inflationary or unstable economies, currency exchange rate fluctuations, and changes in laws and policies governing operations of foreign-based companies (such as restrictions on repatriation of earnings or proceeds from liquidated assets of foreign subsidiaries). The occurrence of any one or a combination of these factors may increase our costs or have other adverse effects on our business.
The United Kingdom’s June 2016 referendum decision to withdraw from the European Union (EU), commonly known as Brexit, has resulted in uncertainty for our European operations regarding the extent to which our operations and financial performance will be affected immediately and in the longer term.  Our key manufacturing facilities in the current EU are not in the United Kingdom (U.K.).  Therefore, goods movements will continue to be predominantly within the EU post-Brexit which means that existing key trade agreements will continue to apply.  The U.K. withdrew from the EU effective January 31, 2020 entering into a transition period which currently extends until December 31, 2020. During the transition, the U.K. will remain in the customs union and the free market, and there will be minimal impact.  The main focus of the U.K. and EU during this period will be negotiating the terms of the future trading relationship.  However, there continues to be significant uncertainty related to Brexit and its impact since a number of regulatory and logistical challenges remain, especially if the future trading relationship cannot be agreed upon during the transition period.  We are continuing to monitor and evaluate changes in legislation and trading practices in order to mitigate any potential risks to our operations associated with the changing commercial landscape.

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
Our revolving credit facility utilizes the London Interbank Offered Rates (LIBOR) in establishing interest rates on the facility. LIBOR is the subject of recent proposals for reform, which may cause LIBOR to disappear entirely or perform differently than in the past. The consequences of these developments cannot be entirely predicted at this time, but could result in an increase in the cost of borrowings under the revolving credit facility.

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
In some cases, we have been identified, and in the future may be identified, as a potentially responsible party (PRP) in connection with state and federal laws regarding environmental clean-up projects. As a PRP, we may be liable for a share of the costs associated with cleaning up hazardous waste sites, such as a landfill to which we may have sent waste.
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
We are involved in legal proceedings that are incidental to our business and may include administrative or judicial actions. Some of these legal proceedings involve governmental authorities and relate to environmental matters. For further information, see Environmental in Item 1 of this Form 10-K.
While it is not possible to predict or determine with certainty the outcome of any legal proceeding, we believe the outcome of any of these proceedings, or all of them combined, will not result in a material adverse effect on our consolidated results of operations, financial condition, or cash flows.
In April 2018, the United States Environmental Protection Agency (USEPA) notified Afton concerning alleged violations of the Clean Air Act regarding the Afton Sauget, Illinois facility’s National Emission Standards for Hazardous Air Pollutants (NESHAP) and the Hazardous Organic NESHAP compliance programs.  Without admitting any fact, responsibility, fault, or liability, Afton and the USEPA agreed on a settlement of these purported liabilities, including a penalty of $0.3 million under a negotiated Administrative Consent Order. Afton and the USEPA are still negotiating the Consent Agreement and Final Order, including how much of the penalty may be resolved through one or more proposed supplemental environmental projects.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock, with no par value, has traded on the New York Stock Exchange (NYSE) under the symbol “NEU” since June 21, 2004 when we became the parent holding company of Ethyl, Afton, NewMarket Services, NewMarket Development, and their subsidiaries. We had 2,024 shareholders of record at January 31, 2020.
On December 13, 2018, our Board of Directors approved a share repurchase program authorizing management to repurchase up to $500 million of NewMarket's outstanding common stock effective January 1, 2019 until December 31, 2021, as market conditions warrant and covenants under our existing debt agreements permit. We may conduct the share repurchase in the open market, in privately negotiated transactions, through block trades or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. The repurchase program does not require NewMarket to acquire any specific number of shares and may be terminated or suspended at any time. At December 31, 2019, $500 million remained available under the 2018 authorization. There were no purchases during the fourth quarter of 2019 under this authorization.
Cash dividends declared and paid totaled $7.30 per share for the year ended December 31, 2019 and $7.00 per share for the year ended December 31, 2018. The declaration and payment of dividends is subject to the discretion of our Board of Directors. Future dividends will depend on various factors, including our financial condition, earnings, cash requirements, legal requirements, restrictions in agreements governing our outstanding indebtedness, and other factors deemed relevant by our Board of Directors.

The performance graph showing the five-year cumulative total return on our common stock as compared to chemical companies in the S&P 1500 Specialty Chemicals Index and the S&P 500 is shown below. The graph assumes $100 invested on the last day of December 2014, and the reinvestment of all dividends. The graph is based on historical data, and is not intended to be a forecast or indication of future performance of our common stock.
Performance Graph
Comparison of Five-Year Cumulative Total Return
Performance Through December 31, 2019

	December 31,
	2014	2015	2016	2017	2018	2019
NewMarket Corporation	$100.00	$95.66	$108.19	$103.12	$108.81	$130.59
S&P 1500 Specialty Chemicals Index	100.00	103.19	116.60	148.53	127.09	146.45
S&P 500	100.00	101.38	113.51	138.29	132.23	173.86

The graph and table above are not deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor are they incorporated by reference into other filings made by us with the SEC.

ITEM 6.     SELECTED FINANCIAL DATA
NewMarket Corporation and Subsidiaries
Five Year Summary

	Years Ended December 31,
(in thousands, except per-share amounts and percentages)	2019	2018	2017	2016	2015
Results of operations
Net sales	$2,190,295	$2,289,675	$2,198,404	$2,049,451	$2,140,830
Costs and expenses	1,852,974	1,997,001	1,875,670	1,694,692	1,786,050
Operating profit	337,321	292,674	322,734	354,759	354,780
Interest and financing expenses, net	29,241	26,723	21,856	16,785	14,652
Other income (expense), net (1)	23,510	24,334	14,564	5,234	(1,157)
Income before income tax expense	331,590	290,285	315,442	343,208	338,971
Income tax expense (2)	77,304	55,551	124,933	99,767	100,368
Net income	$254,286	$234,734	$190,509	$243,441	$238,603
Financial position and other data
Total assets	$1,885,132	$1,697,274	$1,712,154	$1,416,436	$1,286,249
Operations:
Working capital	$570,503	$542,119	$516,861	$542,293	$504,712
Current ratio	2.85 to 1	3.00 to 1	2.63 to 1	2.84 to 1	2.91 to 1
Depreciation and amortization	$87,560	$71,759	$55,340	$44,893	$42,265
Capital expenditures	$59,434	$74,638	$148,713	$142,874	$126,499
Gross profit as a % of net sales	28.8%	25.6%	28.9%	33.0%	31.6%
Research, development, and testing expenses	$144,465	$140,289	$146,002	$160,788	$159,868
Total long-term debt	$642,941	$770,999	$602,900	$507,275	$490,920
Common stock and other shareholders’ equity	$683,098	$489,907	$601,649	$483,251	$387,564
Total long-term debt as a % of total capitalization (debt plus equity)	48.5%	61.1%	50.1%	51.2%	55.9%
Common stock
Basic and diluted earnings per share	$22.73	$20.34	$16.08	$20.54	$19.45
Equity per share	$61.05	$43.80	$51.07	$40.79	$32.44
Cash dividends declared per share	$7.30	$7.00	$7.00	$6.40	$5.80
Notes to the Five Year Summary

(1)
Other income (expense), net for each year included the components of net periodic benefit cost (income), except for service costs, amounting to income of $23 million in 2019, $19 million in 2018, $14 million in 2017, $8 million in 2016 and $2 million in 2015. In addition, 2015 and 2016 included a loss on the Goldman Sachs interest rate swap, as well as several other small items. The loss on the interest rate swap was $5 million for 2016 and $3 million for 2015. We terminated the interest rate swap on September 7, 2016. We did not use hedge accounting to record the interest rate swap, and accordingly, any change in the fair value was immediately recognized in earnings.

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
Factors that could cause actual results to differ materially from expectations include, but are not limited to, the availability of raw materials and distribution systems; disruptions at production facilities, including single-sourced facilities; hazards common to chemical businesses; the ability to respond effectively to technological changes in our industry; failure to protect our intellectual property rights; sudden or sharp raw material price increases; competition from other manufacturers; current and future governmental regulations; the gain or loss of significant customers; failure to attract and retain a highly-qualified workforce; an information technology system failure or security breach; the occurrence or threat of extraordinary events, including natural disasters, terrorist attacks, and health-related epidemics; risks related to operating outside of the United States; political, economic, and regulatory factors concerning our products; the impact of substantial indebtedness on our operational and financial flexibility; the impact of fluctuations in foreign exchange rates; resolution of environmental liabilities or legal proceedings; limitation of our insurance coverage; our inability to realize expected benefits from investment in our infrastructure or from recent or future acquisitions, or our inability to successfully integrate recent or future acquisitions into our business; and the underperformance of our pension assets resulting in additional cash contributions to our pension plans. Risk factors are discussed in Item 1A. “Risk Factors.”
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

OVERVIEW
When comparing the results of the petroleum additives segment for 2019 with 2018, net sales decreased 4.6% primarily due to lower product shipments and an unfavorable foreign currency impact, which was partially offset by higher selling prices. Petroleum additives operating profit for 2019 was 15.5% higher than 2018 primarily reflecting lower raw material costs and improved selling prices, partially offset by the impact from lower product shipments.
Our operations generate cash that is in excess of the needs of the business. We continue to invest and manage our business for the long-term with the goal of helping our customers succeed in their marketplaces. Our investments continue to be in organizational talent, technology development and processes, and global infrastructure, consisting of technical centers, production capability, and geographic expansion.

RESULTS OF OPERATIONS
Management's discussion and analysis of our results of operations is presented below for the comparative periods of 2019 versus 2018. The discussion and analysis of our results of operations for 2018 compared to 2017 is available in Item 7 of our 2018 Annual Report on Form 10-K.
Net Sales
Our consolidated net sales for 2019 amounted to $2.2 billion, a decrease of $99 million, or 4.3% from 2018.
No single customer accounted for 10% or more of our total net sales in 2019, 2018, or 2017.
The following table shows net sales by segment and product line for each of the last three years.

	Years Ended December 31,
(in millions)	2019	2018	2017
Petroleum additives
Lubricant additives	$1,779	$1,871	$1,790
Fuel additives	397	410	397
Total	2,176	2,281	2,187
All other	14	9	11
Net sales	$2,190	$2,290	$2,198
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
The approximate components of the petroleum additives decrease in net sales of $105 million when comparing 2019 to 2018 are shown below in millions.

Net sales for year ended December 31, 2018	$2,281
Lubricant additives shipments	(114)
Fuel additives shipments	(24)
Selling prices	60
Foreign currency impact, net	(27)
Net sales for year ended December 31, 2019	$2,176
Petroleum additives net sales for 2019 of $2.2 billion were approximately 4.6% lower than 2018 levels. The decrease was across all regions except North America, with decreases ranging from about 7% to 12% in the other three regions. The North America region increased slightly when comparing the two years. Petroleum additives shipments accounted for a $138 million decrease in net sales between 2018 and 2019. Improved selling prices, net of an unfavorable foreign currency impact, resulted in an increase in net sales of $33 million when comparing the two years, partially offsetting the impact from lower product shipments. The United States Dollar strengthened against most of the major currencies in which we transact, resulting in an unfavorable impact to net sales in 2019. The unfavorable impact was predominantly from the Euro.

On a worldwide basis, the volume of product shipments for petroleum additives decreased 5.5% when comparing 2019 with 2018. Shipments of lubricant additives decreased in the EMEAI, Asia Pacific, and Latin America regions, with a small increase in the North America region. Fuel additives shipments decreased across all regions except for the Asia Pacific region, which recorded an increase in fuel additives shipments.
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
The table below reports segment operating profit for the last three years. A reconciliation of segment operating profit to income before income tax expense is in Note 4.

	Years Ended December 31,
(in millions)	2019	2018	2017
Petroleum additives	$359	$311	$345
All other	$(2)	$(3)	$4
Petroleum Additives - Petroleum additives segment operating profit increased $48 million when comparing 2019 to 2018. Both periods included the impact of the same factors that affected gross profit (see discussion below).
The operating profit margin was 16.5% in 2019 and 13.6% in 2018. In 2019, we began to see a turnaround in the operating performance of petroleum additives as compared to 2018. In the two years prior to 2019, our operations experienced a challenging economic environment caused mainly by increases in raw material costs. While we have seen evidence that this trend improved in 2019, we continue to make operating margin stability a priority. While operating profit margins will fluctuate from quarter to quarter due to multiple factors, we believe the fundamentals of our business and industry are unchanged.
Petroleum additives gross profit increased $47 million when comparing 2019 and 2018. Cost of goods sold as a percentage of net sales was 71.1% in 2019 and 74.5% in 2018.
When comparing 2019 and 2018, the increase in gross profit resulted from an improvement in selling prices, as well as favorable raw material and conversion costs (including a favorable foreign currency translation impact), which together contributed over 100% of the change between the two years. These favorable factors were partially offset by an unfavorable impact from product shipments, as discussed in the Net Sales section above. The sales price variance for both years included the impact from foreign currency rates as discussed in the Net Sales section above.
Petroleum additives selling, general, and administrative expenses (SG&A) were $5 million, or 4.1% lower in 2019 than 2018. SG&A as a percentage of net sales was 5.8% in 2019 and 5.7% in 2018. Our SG&A costs are mainly personnel-related and include salaries, benefits and other costs associated with our workforce. There were no significant changes in the individual components of SG&A costs when comparing the years.
Our investment in petroleum additives research, development, and testing (R&D) increased approximately $4 million when comparing 2019 with 2018. As a percentage of net sales, R&D was 6.6% in 2019 and 6.2% in 2018. Our R&D investments reflect our efforts to support the development of solutions that meet our customers' needs, meet new and evolving standards, and support our expansion into new product areas. Our approach to R&D investment, as it is with SG&A, is one of purposeful spending on programs to support our current product base and to ensure that we develop products to support our customers' programs in the future. R&D investments include personnel-related costs, as well as costs for internal and external testing of our products. Most R&D is incurred in the United States and the U.K., with approximately 70% of total R&D being attributable to the North America and EMEAI regions. Substantially all investments in new product development are incurred in the United States and the U.K. The remaining R&D is attributable to the Asia Pacific and Latin America regions and represents customer technology support services in those regions. All of our R&D is related to the petroleum additives segment.
The following discussion references certain captions on the Consolidated Statements of Income.
Interest and Financing Expenses
Interest and financing expenses were $29 million in 2019 and $27 million in 2018. The increase in interest and financing expense between 2019 and 2018 resulted primarily from lower capitalized interest, which was partially offset by lower average debt.
Other Income (Expense), Net
Other income (expense), net was income of $24 million in both 2019 and 2018. The amounts for both periods primarily reflect the components of net periodic benefit cost (income), except for service costs. See Note 17 for further information on total periodic benefit cost (income).
Income Tax Expense
Income tax expense was $77 million in 2019 and $56 million in 2018. The effective tax rate was 23.3% in 2019 and 19.1% in 2018. When comparing 2019 and 2018, income tax increased $13 million due to the higher effective tax rate and $8 million due to higher income before income tax expense. The change in the effective tax rates is primarily due to one-time benefits recorded in 2018 associated with the Tax Cuts and Jobs Act (Tax Reform Act). See Note 18 for further details on income taxes.
CASH FLOWS DISCUSSION
We generated cash from operating activities of $337 million in 2019 and $198 million in 2018.
During 2019, we used the $337 million cash generated from operations to repay $123 million on our revolving credit facility, pay $82 million of dividends on our common stock, and fund capital expenditures of $59 million. Cash flows from operating activities included an increase of $5 million from lower working capital requirements, as well as cash contributions of $10 million to our pension and postretirement plans.
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

FINANCIAL POSITION AND LIQUIDITY
Cash
At December 31, 2019, we had cash and cash equivalents of $144 million as compared to $73 million at the end of 2018.
Our cash and cash equivalents held by our foreign subsidiaries amounted to approximately $99 million at December 31, 2019 and $71 million at December 31, 2018. Periodically, we repatriate cash from our foreign subsidiaries to the United States through intercompany dividends and loans. Under the Tax Reform Act enacted in 2017, previously deferred foreign earnings were subjected to U.S. tax in 2017. The Tax Reform Act also includes a 100% dividends received deduction for most future distributions from our foreign subsidiaries. As a result of these two provisions, we do not anticipate significant tax consequences of future distributions of foreign earnings.

A portion of our foreign cash balances is associated with earnings that we have asserted are indefinitely reinvested. We plan to use these indefinitely reinvested earnings to support growth outside of the United States through funding of operating expenses, research and development expenses, capital expenditures, and other cash needs of our foreign subsidiaries.
Debt
4.10% Senior Notes - At both December 31, 2019 and December 31, 2018, we had $350 million of 4.10% senior notes due 2022 which are senior unsecured obligations. The senior notes are registered under the Securities Act of 1933. We incurred financing costs totaling approximately $5 million related to the 4.10% senior notes, which are being amortized over the term of the agreement.
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
We were in compliance with all covenants under the indenture governing the 4.10% senior notes as of December 31, 2019 and December 31, 2018.
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
We were in compliance with all covenants under the 3.78% senior notes as of December 31, 2019 and December 31, 2018.
Revolving Credit Facility – On September 22, 2017, we entered into a Credit Agreement (Credit Agreement) with a term of five years. The Credit Agreement provides for an $850 million, multicurrency revolving credit facility, with a $150 million sublimit for multicurrency borrowings, a $75 million sublimit for letters of credit, and a $20 million sublimit for swingline loans. The Credit Agreement includes an expansion feature which allows us, subject to certain conditions, to request an increase in the aggregate amount of the revolving credit facility or obtain incremental term loans in an amount up to $425 million. In addition, the Credit Agreement includes provisions that allow certain of our foreign subsidiaries to borrow under the agreement. The obligations under the Credit Agreement are unsecured and are fully and unconditionally guaranteed by NewMarket. The revolving credit facility matures on September 22, 2022. We incurred financing costs totaling $3 million related to the Credit Agreement, which are being amortized over the term of the agreement.
The outstanding borrowings under the Credit Agreement amounted to $45 million at December 31, 2019 and $168 million at December 31, 2018. Outstanding letters of credit amounted to $3 million at both December 31, 2019 and December 31, 2018 resulting in the unused portion of the credit facility amounting to $803 million at December 31, 2019 and $679 million at December 31, 2018.

Borrowings made under the revolving credit facility bear interest, at our option, at an annual rate equal to either (1) the Alternate Base Rate (ABR) plus the Applicable Rate (as defined in the Credit Agreement) (solely in the case of loans denominated in U.S. Dollars to NewMarket) or (2) the Adjusted LIBO Rate plus the Applicable Rate. ABR is the greater of (i) the rate of interest publicly announced by the Administrative Agent as its prime rate, (ii) the NYFRB Rate (as defined in the Credit Agreement) from time to time plus 0.5%, and (iii) the Adjusted LIBO Rate for a one month interest period plus 1%. The Adjusted LIBO Rate means the rate at which Eurocurrency deposits in the London interbank market for certain periods (as selected by NewMarket) are quoted, as adjusted for statutory reserve requirements for Eurocurrency liabilities and other applicable mandatory costs. The Applicable Rate ranges from 0.0% to 0.625%(depending on our consolidated Leverage Ratio or Credit Ratings) for loans bearing interest based on the ABR. The Applicable Rate ranges from 1.00% to 1.625% (depending on our Leverage Ratio or Credit Ratings) for loans bearing interest based on the Adjusted LIBO Rate. At December 31, 2019, the Applicable Rate was 0.125% for loans bearing interest based on the ABR and 1.125% for loans bearing interest based on the Adjusted LIBO Rate.
The average interest rate for borrowings under our revolving credit facilities was 3.0% during both 2019 and 2018.
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
At December 31, 2019, the Leverage Ratio was 1.53 and the Interest Coverage Ratio was 12.37.
We were in compliance with all covenants under the current revolving credit facility at December 31, 2019 and December 31, 2018.
Other Borrowings - Three of our subsidiaries in the U.K., Singapore, and China each have access to separate short-term lines of credit of $10 million. There was no activity on these lines of credit in 2019, nor was there an outstanding balance on any of these lines of credit at December 31, 2018. There was no activity on these lines of credit during 2018 except for in the U.K. The average interest rate of this Euro facility during 2018 was 1%.
***
We had long-term debt of $643 million at December 31, 2019 and $771 million at December 31, 2018. The decrease in debt resulted from repaying borrowings outstanding under the revolving credit facility during 2019.
As a percentage of total capitalization (total long-term debt and shareholders’ equity), our total long-term debt decreased from 61.1% at the end of 2018 to 48.5% at the end of 2019. The change in the percentage was primarily the result of the decrease in long-term debt, as well as the increase in shareholders' equity. The change in shareholders’ equity primarily reflects our earnings offset by dividend payments, along with the improvement in the funded position of our defined benefit plans. Normally, we repay any outstanding long-term debt with cash from operations or refinancing activities.
Working Capital
Including cash and cash equivalents and the impact of foreign currency on the balance sheet, at December 31, 2019, we had working capital of $571 million, resulting in a current ratio of 2.85 to 1. Our working capital at December 31, 2018 on the same basis was $542 million, resulting in a current ratio of 3.00 to 1.
Other than the increase in cash and cash equivalents, the most significant changes in working capital since December 31, 2018 resulted from an increase in accounts receivable and a decrease in accrued expenses, which were partially offset by a decrease in inventories and an increase in accounts payable and lease liabilities. The increase in accounts receivable reflects higher sales levels in EMEAI and North America as compared to the fourth quarter of 2018 along with increases in value added and income tax refunds due. The decrease in inventories was primarily due to maintenance plant turnarounds, as well as the increased sales in the EMEAI and North America regions when comparing the fourth quarter of 2019 with the fourth quarter of 2018. The increase in lease liabilities reflects the adoption of Accounting Standard Codification 842, "Leases". See Note 16 for additional information on our leases. The changes in accounts payable and accrued expenses reflect initiatives to better manage accounts payable balances and normal timing differences.

Capital Expenditures
Capital expenditures were $59 million for 2019 and $75 million for 2018. We currently estimate capital expenditures in 2020 will be in the range of $75 million to $85 million as we anticipate spending on several improvements to our manufacturing and R&D infrastructure around the world. We expect to continue to finance capital spending through cash on hand and cash provided from operations, together with borrowing available under our $850 million revolving credit facility.
Environmental Expenses
We spent approximately $29 million in 2019 and $30 million in 2018 for ongoing environmental operating and clean-up costs, excluding depreciation of previously capitalized expenditures. These environmental operating and clean-up expenses are included in cost of goods sold. We expect to continue to fund these costs through cash provided by operations.
Contractual Obligations
The table below shows our year-end contractual obligations by year due.

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Debt obligations (a)	$645	$0	$395	$0	$250
Interest payable on long-term debt	111	24	49	19	19
Letters of credit (b)	3	0	0	0	3
Finance lease obligations (c)	16	3	4	2	7
Operating lease obligations (c)	82	16	21	12	33
Leases not yet commenced	23	3	4	4	12
Property, plant, and equipment purchase obligations	32	32	0	0	0
Purchase obligations (d)	550	171	284	81	14
Other long-term liabilities (e)	26	11	2	2	11
Reserves for uncertain tax positions	13	8	1	4	0
Total	$1,501	$268	$760	$124	$349

(a)
Amounts represent contractual payments due on the 4.10% senior notes, revolving credit facility, and the Prudential senior unsecured notes as of December 31, 2019. See Note 13 for more information on long-term debt obligations.

(b)	We intend to renew letters of credit when necessary as they mature; therefore, the obligations do not have a definitive maturity date.

(c)	Amounts represent the undiscounted obligation for lease payments for leases having an initial lease term of at least one year.

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
U.S. Pension and Postretirement Benefit Plans—The average remaining service period of active participants for our U.S. plans is 13 years, while the average remaining life expectancy of inactive participants is 23 years. We utilize the sex distinct Pri-2012 table with separate rates for annuitants, non-annuitants, and contingent annuitants, projected generationally using Scale MP-2019 in determining the impact of the U.S. benefit plans on our financial statements.
Investment Return Assumptions and Asset Allocation—We periodically review our assumptions for the long-term expected return on pension plan assets. As part of the review and to develop expected rates of return, we considered an analysis of expected returns based on the U.S. plans’ asset allocation as of both January 1, 2020 and January 1, 2019. This analysis reflects our expected long-term rates of return for each significant asset class or economic indicator. As of January 1, 2020, the expected rates were 8.5% for U.S. large cap stocks, 3.6% for fixed income, and 2.6% for inflation. The range of returns developed relies both on forecasts and on broad-market historical benchmarks for expected return, correlation, and volatility for each asset class.
The asset allocation for our U.S. pension plans is predominantly weighted toward equities. Through the ongoing monitoring of our investments and review of market data, we have determined that we should maintain the expected long-term rate of return for our U.S. pension plans at 8.5% at December 31, 2019.
An actuarial gain on the assets occurred during 2019 as the actual investment return for all of our U.S. pension plans exceeded the expected return by approximately $75 million in 2019. An actuarial loss on the assets occurred during 2018 as the actual investment return for all of our U.S. pension plans was less than the expected return by approximately $56 million. Investment gains and losses are recognized in earnings on an amortized basis over a period of years, resulting in increased expense of approximately $2 million in 2020. We expect that there will be continued volatility in pension expense as actual investment returns vary from the expected return, but we continue to believe the potential long-term benefits justify the risk premium for equity investments.
At December 31, 2019, our expected long-term rate of return on our postretirement plans was 4.5%. This rate varies from the pension rate of 8.5% primarily because of the difference in investment of assets. The assets of the postretirement plan are held in an insurance contract, which results in a lower assumed rate of investment return.
Pension expense and the life insurance portion of postretirement expense are sensitive to changes in the expected return on assets. For example, decreasing the expected rate of return by 100 basis points to 7.5% for pension assets and 3.5% for postretirement benefit assets (while holding other assumptions constant) would increase the forecasted 2020 expense for our U.S. pension and postretirement plans by approximately $5 million. Similarly, a 100 basis point increase in the expected rate of return to 9.5% for pension assets and 5.5% for postretirement benefit assets (while holding other assumptions constant) would reduce forecasted 2020 pension and postretirement expense by $5 million.
Discount Rate Assumption—We develop the discount rate assumption by determining the single effective discount rate for a unique hypothetical portfolio constructed from investment-grade bonds that, in the aggregate, match the projected cash flows of each of our retirement plans. The discount rate is developed based on the hypothetical portfolio on the last day of December. The discount rate at December 31, 2019 was 3.5% for all plans.
Pension and postretirement benefit expense is also sensitive to changes in the discount rate. For example, decreasing the discount rate by 100 basis points to 2.5% (while holding other assumptions constant) would increase the forecasted 2020 expense for our U.S. pension and postretirement benefit plans by approximately $8 million. A 100 basis point increase in the discount rate to 4.5% would reduce forecasted 2020 pension and postretirement benefit expense by $6 million.
Rate of Projected Compensation Increase—We have maintained our rate of projected compensation increase at December 31, 2019 at 3.5%. The rate assumption was based on an analysis of our projected compensation increases for the foreseeable future.

Liquidity—Cash contribution requirements to the pension plan are sensitive to changes in assumed interest rates and investment gains or losses in the same manner as pension expense. We expect our aggregate cash contributions, before income taxes, to the U.S. pension plans will be approximately $3 million in 2020. We expect our contributions to the postretirement benefit plans will be approximately $1 million in 2020.
Foreign Pension Benefit Plans—Our foreign pension plans are quite diverse. The following information applies only to our U.K. pension plan, which represents the majority of the amounts recorded in our financial statements for our foreign pension plans. The average remaining service period of active participants for our U.K. plan is 13 years, while the average remaining life expectancy of inactive participants is 23 years. We utilize the S2P (Light) mortality tables and allow for future projected improvements in life expectancy in line with the CMI 2018 model (with the core parameters), with a long-term rate of improvement of 1% per year based on the membership of the plan, in determining the impact of the U.K. pension plans on our financial statements.
Investment Return Assumptions and Asset Allocation—We periodically review our assumptions for the long-term expected return on the U.K. pension plan assets. The expected long-term rate of return is based on both the asset allocation, as well as yields available in the U.K. markets.
The target asset allocation in the U.K. is to be invested 40% in pooled equities funds, 40% in pooled government bonds, and 20% in pooled diversified growth funds. The actual allocation at the end of 2019 was 41% in pooled equities funds, 39% in pooled government bonds, and 20% in pooled diversified growth funds. Based on the actual asset allocation and the expected yields available in the U.K. markets, the expected long-term rate of return for the U.K. pension plan was 5.3% at December 31, 2019.
An actuarial gain on the assets occurred during 2019 as the actual investment return exceeded the expected investment return by approximately $10 million in 2019. An actuarial loss on the assets occurred during 2018 as the actual investment return was less than the expected investment return by approximately $16 million. Investment gains and losses are recognized in earnings on an amortized basis over a period of years. The amortization of the actuarial net loss is expected to be approximately $1 million in 2020 resulting primarily from the actuarial loss on the plan liabilities, which has only partially been offset by investment gains on the plan assets. We expect that there will be continued volatility in pension expense as actual investment returns vary from the expected return, but we continue to believe the potential benefits justify the risk premium for the target asset allocation.
Pension expense is sensitive to changes in the expected return on assets. For example, decreasing the expected rate of return by 100 basis points to 4.3% (while holding other assumptions constant) would increase the forecasted 2020 expense for our U.K. pension plan by approximately $2 million. Similarly, a 100 basis point increase in the expected rate of return to 6.3% (while holding other assumptions constant) would reduce forecasted 2020 pension expense by approximately $2 million.
Discount Rate Assumption—We utilize a yield curve based on AA-rated corporate bond yields in developing a discount rate assumption. The yield appropriate to the duration of the U.K. plan liabilities is then used. The discount rate at December 31, 2019 was 2.1%.
Pension expense is also sensitive to changes in the discount rate. For example, decreasing the discount rate by 100 basis points to 1.1% (while holding other assumptions constant) would increase the forecasted 2020 expense for our U.K. pension plans by approximately $1 million. A 100 basis point increase in the discount rate to 3.1% would reduce forecasted 2020 pension expense by approximately $1 million.
Rate of Projected Compensation Increase—Our rate of projected compensation increase at December 31, 2019 is 4.1%. The rate assumption was based on an analysis of our projected compensation increases for the foreseeable future.
Liquidity—Cash contribution requirements to the U.K. pension plan are sensitive to changes in assumed interest rates and investment gains or losses. We expect our aggregate U.K. cash contributions, before income taxes, will be approximately $4 million in 2020.

OUTLOOK
Our stated goal is to provide a 10% compounded return per year for our shareholders over any five-year period (defined by earnings per share growth plus dividend yield), although we may not necessarily achieve a 10% return each year. We continue to have confidence in our customer-focused strategy and approach to the market. We believe the fundamentals of how we run our business - a long-term view, safety-first culture, customer-focused solutions, technology-driven product offerings, and world-class supply chain capability - will continue to be beneficial for all of our stakeholders over the long term.
We expect our petroleum additives segment to deliver another year of solid performance in 2020. We expect that the petroleum additives market will grow in the 1% to 2% range annually for the foreseeable future, and we plan to exceed that growth rate over the long-term.
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
Intangibles (net of amortization) and Goodwill
We have certain identifiable intangibles amounting to $9 million and goodwill amounting to $123 million at December 31, 2019 that are discussed in Note 10. These intangibles and goodwill relate to our petroleum additives business. The intangibles are being amortized over periods with up to approximately 9 years of remaining life. We continue to assess the market related to the intangibles and goodwill, as well as their specific values and evaluate the intangibles and goodwill for any potential impairment when significant events or circumstances occur that might impair the value of these assets. We have concluded the values are appropriate, as are the amortization periods for the intangibles. However, if conditions were to substantially deteriorate in the petroleum additives market, it could possibly cause a decrease in the estimated useful lives of the intangible assets or result in a noncash write-off of all or a portion of the intangibles and goodwill carrying amounts. A reduction in the amortization period of the intangibles would have no effect on cash flows. We do not anticipate such a change in the market conditions in the near term.
Pension Plans and Other Postretirement Benefits
We use assumptions to record the impact of the pension and postretirement benefit plans in the financial statements. These assumptions include the discount rate and the expected long-term rate of return on plan assets. A change in any of these assumptions could cause different results for the plans and therefore, impact our results of operations, cash flows, and financial condition. We develop these assumptions after considering available information that we deem relevant. Information is provided on the pension and postretirement plans in Note 17. In addition, further disclosure of the effect of changes in these assumptions is provided in the “Financial Position and Liquidity” section of Item 7.
Environmental and Legal Proceedings
We have disclosed our environmental matters in Item 1 of this Annual Report on Form 10-K, as well as in Note 20. Our estimates for costs that will be incurred to satisfy our obligations related to environmental matters are affected by many variables, including our judgment regarding the extent of remediation that will be required, future changes in and enforcement and interpretation of laws and regulations, current and future technology available, and timing of remediation activities. While we currently do not anticipate significant changes to the many factors that could impact our environmental requirements, we continue to keep our accruals consistent with these requirements as they change.
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
For a full discussion of the more significant recently issued accounting standards, see Note 23.

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
The following analysis presents the effect on our results of operations, cash flows, and financial position as if the hypothetical changes in market risk factors occurred at December 31, 2019. We analyzed only the potential impacts of our hypothetical assumptions. This analysis does not consider other possible effects that could impact our business.
Interest Rate Risk
At December 31, 2019, we had total long-term debt of $643 million. Of the total long-term debt, $600 million is at fixed rates. There was no interest rate risk at the end of the year associated with the fixed rate debt.
At December 31, 2019, we had $45 million of outstanding variable rate debt under our revolving credit facility. Holding all other variables constant, if the variable portion of the interest rates hypothetically increased 10%, the effect on our earnings and cash flows would not be material.
A hypothetical 100 basis point decrease in interest rates, holding all other variables constant, would have resulted in a change of $28 million in fair value of our debt at December 31, 2019.
Foreign Currency Risk
We sell to customers in foreign markets through our foreign subsidiaries, as well as through export sales from the United States. These transactions are often denominated in currencies other than the U.S. Dollar. Our primary currency exposures are the European Union Euro, British Pound Sterling, Japanese Yen, Chinese Renminbi, Indian Rupee, Singapore Dollar, Mexican Peso, Australian Dollar, and Canadian Dollar. We may enter into forward contracts as hedges to minimize the fluctuation of intercompany accounts receivable denominated in foreign currencies. At December 31, 2019, we had no outstanding forward contracts.
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of NewMarket Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of NewMarket Corporation and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 23 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Valuation of Pension Benefit Obligation
As described in Note 17 to the consolidated financial statements, the Company’s consolidated pension benefit obligation, excluding other postretirement benefits, was $609 million as of December 31, 2019. Management develops the actuarial assumptions used by various US and foreign plans based upon the circumstances of each particular country and pension plan. As disclosed by management, the determination of the pension benefit obligation requires the use of estimates and assumptions. Management’s significant assumption in the determination of the pension benefit obligation is the discount rate.
The principal considerations for our determination that performing procedures relating to the valuation of the pension benefit obligation is a critical audit matter are there was significant judgment by management to determine the pension benefit obligation. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate management’s significant assumption used in the valuation of the pension benefit obligation, specifically the discount rate. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained from these procedures.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of the pension benefit obligation, including controls over the Company’s methods, significant assumption, and data. These procedures also included, among others, testing the completeness, accuracy, and relevance of underlying data used in the valuation of the pension benefit obligation. With the involvement of professionals with specialized skill and knowledge to assist, these procedures also included testing management’s process for determining the pension benefit obligation, evaluating the appropriateness of the methods, and evaluating the reasonableness of the significant assumption, specifically the discount rate.

 /s/ PricewaterhouseCoopers LLP

Richmond, Virginia
February 18, 2020
We have served as the Company’s or its predecessor’s auditor since 1947.

NewMarket Corporation and Subsidiaries
Consolidated Statements of Income

	Years Ended December 31,
(in thousands, except per-share amounts)	2019	2018	2017
Net sales	$2,190,295	$2,289,675	$2,198,404
Cost of goods sold	1,560,426	1,704,312	1,562,017
Gross profit	629,869	585,363	636,387
Selling, general, and administrative expenses	148,083	152,400	167,651
Research, development, and testing expenses	144,465	140,289	146,002
Operating profit	337,321	292,674	322,734
Interest and financing expenses, net	29,241	26,723	21,856
Other income (expense), net	23,510	24,334	14,564
Income before income tax expense	331,590	290,285	315,442
Income tax expense	77,304	55,551	124,933
Net income	$254,286	$234,734	$190,509
Earnings per share - basic and diluted	$22.73	$20.34	$16.08

See accompanying Notes to Consolidated Financial Statements

NewMarket Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
(in thousands)	2019	2018	2017
Net income	$254,286	$234,734	$190,509
Other comprehensive income (loss):
Pension plans and other postretirement benefits:
Prior service credit (cost) arising during the period, net of income tax expense (benefit) of $(257) in 2019 and $(91) in 2018	(756)	(446)	0
Amortization of prior service cost (credit) included in net periodic benefit cost (income), net of income tax expense (benefit) of $(681) in 2019, $(720) in 2018 and $(1,127) in 2017	(2,211)	(2,363)	(1,955)
Actuarial net gain (loss) arising during the period, net of income tax expense (benefit) of $5,952 in 2019, $(6,976) in 2018 and $2,814 in 2017	16,739	(24,581)	10,966
Amortization of actuarial net loss (gain) included in net periodic benefit cost (income), net of income tax expense (benefit) of $901 in 2019, $1,381 in 2018 and $2,028 in 2017	2,988	4,355	3,656
Total pension plans and other postretirement benefits	16,760	(23,035)	12,667
Foreign currency translation adjustments, net of income tax expense (benefit) of $(181) in 2019, $(535)in 2018 and $703 in 2017	1,808	(12,287)	23,849
Other comprehensive income (loss)	18,568	(35,322)	36,516
Comprehensive income	$272,854	$199,412	$227,025

See accompanying Notes to Consolidated Financial Statements

NewMarket Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31,
(in thousands, except share amounts)	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$144,397	$73,040
Trade and other accounts receivable, net	335,826	314,860
Inventories	365,938	396,341
Prepaid expenses and other current assets	33,237	29,179
Total current assets	879,398	813,420
Property, plant, and equipment, net	635,439	644,138
Intangibles (net of amortization) and goodwill	131,880	136,039
Prepaid pension cost	133,848	88,705
Operating lease right-of-use assets	60,505	0
Deferred income taxes	6,327	5,094
Deferred charges and other assets	37,735	9,878
Total assets	$1,885,132	$1,697,274
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$178,773	$151,631
Accrued expenses	77,350	91,202
Dividends payable	19,217	17,923
Income taxes payable	10,632	6,431
Operating lease liabilities	14,036	0
Other current liabilities	8,887	4,114
Total current liabilities	308,895	271,301
Long-term debt	642,941	770,999
Operating lease liabilities - noncurrent	46,792	0
Other noncurrent liabilities	203,406	165,067
Total liabilities	1,202,034	1,207,367
Commitments and contingencies (Note 20)
Shareholders’ equity:
Common stock and paid-in capital (without par value; authorized shares - 80,000,000; issued and outstanding - 11,188,549 at December 31, 2019 and 11,184,482 at December 31, 2018)	1,965	0
Accumulated other comprehensive loss	(162,748)	(181,316)
Retained earnings	843,881	671,223
Total shareholders' equity	683,098	489,907
Total liabilities and shareholders' equity	$1,885,132	$1,697,274

See accompanying Notes to Consolidated Financial Statements

NewMarket Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity

	Common Stock and Paid-in Capital		Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
(in thousands, except share and per-share amounts)	Shares	Amount
Balance at December 31, 2016	11,845,972	$1,603	$(182,510)	$664,158	$483,251
Net income				190,509	190,509
Other comprehensive income (loss)			36,516		36,516
Cash dividends ($7.00 per share)				(82,885)	(82,885)
Repurchases of common stock	(70,689)	(3,607)		(24,150)	(27,757)
Tax withholdings related to stock-based compensation	(2,328)	(915)			(915)
Stock-based compensation	7,023	2,919		11	2,930
Balance at December 31, 2017	11,779,978	0	(145,994)	747,643	601,649
Net income				234,734	234,734
Other comprehensive income (loss)			(35,322)		(35,322)
Cash dividends ($7.00 per share)				(80,448)	(80,448)
Repurchases of common stock	(603,449)	(2,038)		(229,978)	(232,016)
Tax withholdings related to stock-based compensation	(2,055)			(740)	(740)
Stock-based compensation	10,008	2,038		12	2,050
Balance at December 31, 2018	11,184,482	0	(181,316)	671,223	489,907
Net income				254,286	254,286
Other comprehensive income (loss)			18,568		18,568
Cash dividends ($7.30 per share)				(81,676)	(81,676)
Tax withholdings related to stock-based compensation	(603)	(304)			(304)
Stock-based compensation	4,670	2,269		48	2,317
Balance at December 31, 2019	11,188,549	$1,965	$(162,748)	$843,881	$683,098

See accompanying Notes to Consolidated Financial Statements

NewMarket Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2019	2018	2017
Cash and cash equivalents at beginning of year	$73,040	$84,166	$192,154
Cash flows from operating activities:
Net income	254,286	234,734	190,509
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	87,560	71,759	55,340
Deferred income tax expense	7,384	14,527	27,375
Tax Reform Act expense	0	0	31,375
Change in assets and liabilities:
Trade and other accounts receivable, net	(22,587)	14,096	250
Inventories	31,884	(29,672)	(44,936)
Prepaid expenses and other current assets	(2,742)	702	(2,715)
Accounts payable and accrued expenses	8,859	(19,638)	17,955
Operating lease liabilities	(16,496)	0	0
Other current liabilities	1,866	(10,169)	1,595
Income taxes payable	3,979	(9,731)	(8,475)
Cash pension and postretirement contributions	(9,932)	(64,756)	(26,264)
Other, net	(6,849)	(3,941)	786
Cash provided from (used in) operating activities	337,212	197,911	242,795
Cash flows from investing activities:
Capital expenditures	(59,434)	(74,638)	(148,713)
Acquisition of business (net of $1,131 cash acquired)	0	0	(183,930)
Other, net	0	14,607	(2,000)
Cash provided from (used in) investing activities	(59,434)	(60,031)	(334,643)
Cash flows from financing activities:
Net (repayments) borrowings under revolving credit facility	(123,451)	168,129	(156,000)
Issuance of 3.78% senior notes	0	0	250,000
Dividends paid	(81,676)	(80,448)	(82,885)
Repurchases of common stock	0	(232,016)	(25,998)
Other, net	(2,952)	(1,092)	(4,093)
Cash provided from (used in) financing activities	(208,079)	(145,427)	(18,976)
Effect of foreign exchange on cash and cash equivalents	1,658	(3,579)	2,836
Increase (decrease) in cash and cash equivalents	71,357	(11,126)	(107,988)
Cash and cash equivalents at end of year	$144,397	$73,040	$84,166

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
Foreign Currency Translation—We translate the balance sheets of our foreign subsidiaries into U.S. Dollars based on the current exchange rate at the end of each period. We translate the statements of income using the weighted-average exchange rates for the period. NewMarket includes translation adjustments in the Consolidated Balance Sheets as part of accumulated other comprehensive loss and transaction adjustments in the Consolidated Statements of Income as part of cost of goods sold. Foreign currency transaction adjustments resulted in a net loss of $4 million in 2019, a net loss of $8 million in 2018, and a net gain of $5 million 2017.
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
Accounts Receivable—We record our accounts receivable at net realizable value. We maintain an allowance for doubtful accounts for estimated losses resulting from our customers not making required payments. We determine the adequacy of the allowance by periodically evaluating each customer’s receivable balance, considering their financial condition and credit history, and considering current economic conditions. The allowance for doubtful accounts was not material at December 31, 2019 or December 31, 2018.
Inventories—NewMarket values its inventories at the lower of cost or net realizable value. In the United States, cost is determined on the last-in, first-out (LIFO) basis. In all other countries, we determine cost using a weighted-average method. Inventory cost includes raw materials, direct labor, and manufacturing overhead.
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

Notes to Consolidated Financial Statements

Goodwill arises from the excess of cost over the net assets of businesses acquired. Goodwill represents the residual purchase price after allocation to all identifiable net assets. We test goodwill for impairment each year, as well as whenever a significant event or circumstance occurs which could reduce the fair value of the reporting unit to which the goodwill applies below the carrying amount of the reporting unit.
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
Employee Savings Plan—Most of our full-time salaried and hourly employees may participate in defined contribution savings plans. Employees who are covered by collective bargaining agreements may also participate in a savings plan according to the terms of their bargaining agreements. Employees, as well as NewMarket, contribute to the plans. We made contributions of $6 million in 2019, $6 million in 2018, and $6 million in 2017 related to these plans.
Research, Development, and Testing Expenses—NewMarket expenses all research, development, and testing costs as incurred. R&D costs include personnel-related costs, as well as internal and external testing of our products.
Income Taxes—We recognize deferred income taxes for temporary differences between the financial reporting basis and the income tax basis of assets and liabilities. We also adjust for changes in tax rates and laws at the time the changes are enacted. A valuation allowance is recorded when it is more likely than not that a deferred tax asset will not be realized. We typically remove a tax impact from accumulated other comprehensive loss when the underlying circumstance which gave rise to the tax impact no longer exists. We recognize accrued interest and penalties associated with uncertain tax positions as part of income tax expense on our Consolidated Statements of Income.
Leases—We determine if an arrangement includes a lease at the inception of the agreement. The right-of-use asset and lease liability is determined at the lease commencement date and is based on the present value of estimated lease payments.
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

Notes to Consolidated Financial Statements

Some of our leases include an option to renew that can extend the lease term. For those leases which are reasonably certain to be renewed, we include the renewal in the lease term.
We do not recognize leases with terms of 12 months or less on the balance sheet for any lease class, except the railcar lease class. For the short-term leases not recorded on the balance sheet, the lease payments are recognized in the consolidated statements of income on a straight-line basis over the lease term.
We account for the lease and nonlease components as a single lease component in determining the right-of-use assets and lease liabilities for all lease classes.
Derivative Financial Instruments and Hedging Activities—We are exposed to certain risks arising from both our business operations and economic conditions. We manage our exposures to a wide variety of business and operational risks through management of our core business activities.
We manage certain economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of our debt funding, as well as through the use of derivative financial instruments. We sometimes enter into interest rate swaps to manage our exposure to interest rate movements.
In addition, our foreign operations expose us to fluctuations of foreign exchange rates. These fluctuations may impact our results of operations, financial position, and cash flows. To manage this exposure, we sometimes enter into foreign currency forward contracts to minimize currency exposure due to cash flows from foreign operations.
We record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. We may enter into derivative contracts that are intended to economically hedge certain of our risks, even though hedge accounting does not apply or we elect not to apply hedge accounting. We do not enter into derivative instruments for speculative purposes. We had no derivative financial instruments outstanding at December 31, 2019 or December 31, 2018.
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

Notes to Consolidated Financial Statements

2. Net Sales
On January 1, 2018, we adopted Accounting Standards Codification 606 (ASC 606), "Revenue from Contracts with Customers" using the modified retrospective method and applying the standard only to uncompleted contracts at the date of adoption. The impact of adopting ASC 606 did not result in a change to income, and therefore we did not reflect a cumulative effect to the opening balance of retained earnings due to the adoption of ASC 606. The comparative period of 2018 has been presented using this standard, while 2017 is reported under the accounting standard in effect at that time.
Our revenues are primarily derived from the manufacture and sale of petroleum additives products. We sell petroleum additives products across the world including to customers located in the North America, Latin America, Asia Pacific, and EMEAI regions. Our customers primarily consist of global, national, and independent oil companies. While some of our customers have payment terms beyond 30 days, we do not provide extended payment terms of a year or more, nor do our contracts include a financing component. Our allowance for doubtful accounts is immaterial, as are any bad debts we incur. In limited cases, we collect funds in advance of shipping product to our customers and recognizing the related revenue. These prepayments from customers are recorded as a contract liability to our customer until we recognize the revenue. Prepayments from our customers totaled $1 million in December 31, 2019 and $1 million in December 31, 2018. Revenue recognized from funds collected in advance from customers in an earlier period was $1 million in 2019 and $3 million in December 31, 2018.
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
Some of our contracts include variable consideration in the form of rebates or business development funds. We record rebates at the point of sale as contra-revenue when we can reasonably estimate the amount of the rebate. The estimates are based on our best judgment at the time of sale, which includes anticipated as well as historical performance. Depending upon the specific terms of a business development fund, amounts are accrued as contra-revenue at the point of sale or are expensed when costs are incurred by us. We regularly review both rebates and business development funds and make adjustments when necessary, recognizing the full amount of any adjustment in the period identified. We recognized an increase to net sales of $1 million for 2019 and $3 million for 2018 related to adjustments to rebates or business development funds which were recognized in revenue in a prior period. At December 31, 2019, accrued rebates were $23 million and accrued business development funds were $2 million. At December 31, 2018, accrued rebates were $25 million and accrued business developments funds were $2 million.

Notes to Consolidated Financial Statements

The following table provides information on our net sales by geographic area. Information on net sales by segment is in Note 4.

	Twelve Months Ended December 31,
(in thousands)	2019	2018
Net sales
United States	$728,125	$722,576
China	225,498	239,406
Europe, Middle East, Africa, India	700,081	756,258
Asia Pacific, except China	311,469	335,119
Other foreign	225,122	236,316
Net sales	$2,190,295	$2,289,675

3.    Earnings Per Share
We had 20,441 shares in 2019, 18,892 shares in 2018, and 16,708 shares in 2017 of nonvested restricted stock that were excluded from the calculation of diluted earnings per share, as their effect on earnings per share would be anti-dilutive.
The nonvested restricted stock is considered a participating security since the restricted stock contains nonforfeitable rights to dividends. As such, we use the two-class method to compute basic and diluted earnings per share for all periods presented. The following table illustrates the earnings allocation method utilized in the calculation of basic and diluted earnings per share.

	Years Ended December 31,
(in thousands, except per-share amounts)	2019	2018	2017
Earnings per share numerator:
Net income attributable to common shareholders before allocation of earnings to participating securities	$254,286	$234,734	$190,509
Earnings allocated to participating securities	441	474	356
Net income attributable to common shareholders after allocation of earnings to participating securities	$253,845	$234,260	$190,153
Earnings per share denominator:
Weighted-average number of shares of common stock outstanding - basic and diluted	11,166	11,515	11,824
Earnings per share - basic and diluted	$22.73	$20.34	$16.08

4.	Segment and Geographic Area Information
Segment Information—The tables below show our consolidated segment results. The “All other” category includes the operations of the antiknock compounds business, as well as certain contracted manufacturing and services associated with Ethyl.
The segment accounting policies are the same as those described in Note 1. We evaluate the performance of the petroleum additives business based on segment operating profit. NewMarket Services departments and other expenses are billed to Afton and Ethyl based on the services provided under the holding company structure. Depreciation on segment property, plant, and equipment, as well as amortization of segment intangible assets and lease right-of-use assets for 2019, are included in segment operating profit. No transfers occurred between the petroleum additives segment and the “All other” category during the periods presented. The table below reports net sales and operating profit by segment, as well as a reconciliation to income before income tax expense, for the last three years.

Notes to Consolidated Financial Statements

	Years Ended December 31,
(in thousands)	2019	2018	2017
Net sales
Petroleum additives
Lubricant additives	$1,778,473	$1,870,803	$1,790,254
Fuel additives	397,431	410,000	397,029
Total	2,175,904	2,280,803	2,187,283
All other	14,391	8,872	11,121
Net sales (a)	$2,190,295	$2,289,675	$2,198,404
Segment operating profit
Petroleum additives	$359,228	$311,019	$345,017
All other	(1,562)	(3,256)	4,135
Segment operating profit	357,666	307,763	349,152
Corporate, general, and administrative expenses	(20,345)	(19,651)	(26,641)
Interest and financing expenses, net	(29,241)	(26,723)	(21,856)
Other income (expense), net	23,510	28,896	14,787
Income before income tax expense	$331,590	$290,285	$315,442

(a)	No single customer accounted for 10% or more of our total net sales in 2019, 2018, or 2017.
The following tables show asset information by segment and the reconciliation to consolidated assets. Segment assets consist of accounts receivable, inventory, and long-lived assets. Long-lived assets included in the petroleum additives segment amounts in the table below include property, plant, and equipment, net of depreciation and intangibles (net of amortization) and goodwill, as well as lease right-of-use assets for 2019. The additions to long-lived assets include only property, plant, and equipment for each year presented and lease right-of-use assets for 2019.

	December 31,
(in thousands)	2019	2018
Segment assets
Petroleum additives	$1,506,690	$1,448,737
All other	14,519	12,200
	1,521,209	1,460,937
Cash and cash equivalents	144,397	73,040
Other accounts receivable	6,068	1,310
Deferred income taxes	6,327	5,094
Prepaid expenses and other current assets	33,237	29,179
Non-segment property, plant, and equipment, net	34,648	33,134
Prepaid pension cost	133,848	88,705
Lease right-of-use assets	302	0
Deferred charges and other assets	5,096	5,875
Total assets	$1,885,132	$1,697,274

Notes to Consolidated Financial Statements

	Years Ended December 31,
(in thousands)	2019	2018	2017
Additions to long-lived assets
Petroleum additives	$85,711	$72,829	$196,951
All other	28	0	0
Corporate	3,076	1,809	6,266
Total additions to long-lived assets	$88,815	$74,638	$203,217
Depreciation and amortization
Petroleum additives	$84,872	$69,029	$52,266
All other	52	11	13
Corporate	2,636	2,719	3,061
Total depreciation and amortization	$87,560	$71,759	$55,340

Geographic Area Information - We have operations in the North America, Latin America, Asia Pacific, and EMEAI regions. Our foreign customers consist primarily of global, national, and independent oil companies.
The tables below report net sales, total assets, and long-lived assets by geographic area, as well as by country for those countries with significant net sales or long-lived assets. Since our foreign operations are significant to our overall business, we are also presenting net sales in the table below by the major regions in which we operate. NewMarket assigns net sales to geographic areas based on the location to which the product was shipped to a third party. Long-lived assets in the table below include property, plant, and equipment, net of depreciation, and lease right-of-use assets for 2019.

	Years Ended December 31,
(in thousands)	2019	2018	2017
Net sales
United States	$728,125	$722,576	$696,138
China	225,498	239,406	224,409
Europe, Middle East, Africa, India	700,081	756,258	742,337
Asia Pacific, except China	311,469	335,119	293,137
Other foreign	225,122	236,316	242,383
Net sales	$2,190,295	$2,289,675	$2,198,404

	December 31,
(in thousands)	2019	2018
Total assets
United States	$728,571	$586,339
Foreign	1,156,561	1,110,935
Total assets	$1,885,132	$1,697,274
Long-lived assets
United States	$275,646	$226,191
Singapore	287,276	280,340
Other foreign	145,862	137,607
Total long-lived assets	$708,784	$644,138

Notes to Consolidated Financial Statements

5.	Supplemental Cash Flow Information

	Years Ended December 31,
(in thousands)	2019	2018	2017
Cash paid during the year for
Interest and financing expenses (net of capitalization)	$28,523	$28,915	$20,376
Income taxes	64,899	76,859	59,010

Supplemental disclosure of non-cash transactions:
Non-cash additions to property, plant, and equipment	$6,025	$3,076	$11,209
Non-cash obligation under capital lease	0	0	1,341

6.	Trade and Other Accounts Receivable, Net

	December 31,
(in thousands)	2019	2018
Trade receivables	$289,737	$276,667
Income tax receivables	16,021	12,210
Other	30,068	25,983
	$335,826	$314,860

7.	Inventories

	December 31,
(in thousands)	2019	2018
Finished goods and work-in-process	$295,997	$319,120
Raw materials	55,702	63,403
Stores, supplies, and other	14,239	13,818
	$365,938	$396,341

Our U.S. finished goods, work-in-process, and raw materials inventories, which are stated on the LIFO basis, amounted to $116 million at December 31, 2019, which was below replacement cost by approximately $50 million. At December 31, 2018, LIFO basis inventories were $137 million, which was approximately $56 million below replacement cost.
Our foreign inventories amounted to $238 million at December 31, 2019 and $248 million at December 31, 2018.
Reserves for obsolete and slow-moving inventory included in the table above were not material at December 31, 2019 or December 31, 2018.

Notes to Consolidated Financial Statements

8.	Prepaid Expenses and Other Current Assets

	December 31,
(in thousands)	2019	2018
Dividend funding	$19,217	$17,923
Income taxes on intercompany profit	5,756	6,431
Other	8,264	4,825
	$33,237	$29,179

9.    Property, Plant, and Equipment, at Cost

	December 31,
(in thousands)	2019	2018
Land	$40,938	$39,396
Land improvements	57,635	54,937
Leasehold improvements	2,122	1,968
Buildings	174,600	166,566
Machinery and equipment	1,161,409	1,143,106
Construction in progress	29,228	20,140
	1,465,932	1,426,113
Less accumulated depreciation and amortization	830,493	781,975
Net property, plant, and equipment	$635,439	$644,138

We depreciate the cost of property, plant, and equipment by the straight-line method over the following estimated useful lives:

Land improvements	9 - 25 years
Buildings	10 - 46 years
Machinery and equipment	3 - 30 years

Depreciation expense was $64 million in 2019, $63 million in 2018, and $51 million in 2017.

10.	Intangibles (Net of Amortization) and Goodwill
The net carrying amount of intangibles and goodwill was $132 million at December 31, 2019 and $136 million at December 31, 2018. The gross carrying amount and accumulated amortization of each type of intangible asset and goodwill are presented in the table below.

Notes to Consolidated Financial Statements

	December 31,
	2019		2018
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Formulas and technology	$9,600	$5,416	$9,600	$3,250
Contract	2,000	600	2,000	400
Customer bases	14,240	10,931	14,240	9,091
Goodwill	122,987		122,940
	$148,827	$16,947	$148,780	$12,741
Aggregate amortization expense		$4,206		$7,413

Aggregate amortization expense was $3 million in 2017. All of the intangibles relate to the petroleum additives segment. The change in the gross carrying amount between 2018 and 2019 is due to foreign currency fluctuations.
There is no accumulated goodwill impairment.
Estimated annual amortization expense related to our intangible assets for the next five years is expected to be (in thousands):

2020	$2,907
2021	2,156
2022	1,423
2023	907
2024	390

We amortize the contract over 10 years; customer bases over 4 years to 20 years; and formulas and technology over 3 years to 6 years.

11.	Deferred Charges and Other Assets

	December 31,
(in thousands)	2019	2018
Deposit on future leased plant and equipment	$12,958	$0
Finance lease right-of-use assets	12,840	0
Asbestos insurance receivables	5,528	3,727
Deferred financing costs, net of amortization	1,507	2,060
Other	4,902	4,091
	$37,735	$9,878

Deferred financing costs, net of amortization, in the table above include only those costs associated with the revolving credit facility. The amount of deferred financing costs, net of amortization related to the 4.10% senior notes is reported as a component of long-term debt. See Note 13 for further information on our long-term debt.

Notes to Consolidated Financial Statements

12. Accrued Expenses

	December 31,
(in thousands)	2019	2018
Employee benefits, payroll, and related taxes	$33,806	$30,824
Customer rebates	22,682	24,822
Interest on long-term debt	5,290	5,388
Taxes other than income and payroll	3,631	5,778
Other	11,941	24,390
	$77,350	$91,202

13.	Long-term Debt

	December 31,
(in thousands)	2019	2018
Senior notes - 4.10% due 2022 (net of related deferred financing costs)	$348,263	$347,677
Senior notes - 3.78% due 2029	250,000	250,000
Revolving credit facility	44,678	168,129
Capital lease obligations	0	5,193
	$642,941	$770,999

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
We were in compliance with all covenants under the indenture governing the 4.10% senior notes as of December 31, 2019 and December 31, 2018.

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
We were in compliance with all covenants under the 3.78% senior notes as of December 31, 2019 and December 31, 2018.
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
The outstanding borrowings under the Credit Agreement amounted to $45 million at December 31, 2019 and $168 million at December 31, 2018. Outstanding letters of credit amounted to $3 million at both December 31, 2019 and December 31, 2018 resulting in the unused portion of the credit facility amounting to $803 million at December 31, 2019 and $679 million at December 31, 2018.
Borrowings made under the revolving credit facility bear interest, at our option, at an annual rate equal to either (1) the Alternate Base Rate (ABR) plus the Applicable Rate (as defined in the Credit Agreement) (solely in the case of loans denominated in U.S. Dollars to NewMarket) or (2) the Adjusted LIBO Rate plus the Applicable Rate. The ABR is the greater of (i) the rate of interest publicly announced by the Administrative Agent as its prime rate, (ii) the NYFRB Rate (as defined in the Credit Agreement) from time to time plus 0.5%, and (iii) the Adjusted LIBO Rate for a one month interest period plus 1%. The Adjusted LIBO Rate means the rate at which Eurocurrency deposits in the London interbank market for certain periods (as selected by NewMarket) are quoted, as adjusted for statutory reserve requirements for Eurocurrency liabilities and other applicable mandatory costs. The Applicable Rate ranges from 0.0% to 0.625% (depending on our consolidated Leverage Ratio or Credit Ratings) for loans bearing interest based on the ABR. The Applicable Rate ranges from 1.00% to 1.625% (depending on our Leverage Ratio or Credit Ratings) for loans bearing interest based on the Adjusted LIBO Rate. At December 31, 2019, the Applicable Rate was 0.125% for loans bearing interest based on the ABR and 1.125% for loans bearing interest based on the Adjusted LIBO Rate.
The average interest rate for borrowings under our revolving credit facilities was 3.0% during 2019 and 3.0% during 2018.
We were in compliance with all covenants under the revolving credit facility at December 31, 2019 and at December 31, 2018.
Capital Lease Obligations – The 2018 capital lease obligations presented above are related to the Singapore manufacturing facility and were reclassified to finance lease liabilities in other noncurrent liabilities on the Consolidated Balance Sheets with the adoption of Accounting Standards Update 2016-02 on January 1, 2019. See Note 16 for further information.

Notes to Consolidated Financial Statements

14.	Other Noncurrent Liabilities

	December 31,
(in thousands)	2019	2018
Employee benefits	$92,711	$81,473
Deferred income taxes	57,196	43,071
Finance lease liabilities	11,119	0
Asbestos litigation reserve	10,534	8,296
Environmental remediation	9,204	9,854
Deemed repatriation of earnings	2,956	2,956
Other	19,686	19,417
	$203,406	$165,067

15.	Stock-based Compensation
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
The maximum aggregate number of shares of our common stock that may be issued under the Plan is 1,000,000. At December 31, 2019, 959,366 shares were available for grant. During 2019, we granted 1,120 shares to five of our non-employee directors, which vested immediately.
A summary of activity during 2019 related to NewMarket’s restricted stock and restricted stock units (stock awards) is presented below in whole shares:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested stock awards at January 1, 2019	19,328	$414.52
Granted in 2019	6,326	440.42
Vested in 2019	2,001	381.99
Forfeited in 2019	2,542	399.78
Unvested stock awards at December 31, 2019	21,111	427.14

The weighted average grant-date fair value was $415.98 for stock awards granted in 2018 and $428.61 for stock awards granted in 2017. The fair value of shares vested was $1 million in 2019, $3 million in 2018, and $3 million in 2017. We recognized compensation expense of $2 million in 2019, $2 million in 2018, and $3 million in 2017 related to stock

Notes to Consolidated Financial Statements

awards. At December 31, 2019, total unrecognized compensation expense related to stock awards was $4 million, which is expected to be recognized over a period of 2.5 years.

16. Leases
Our leases are for land, real estate, railcars, vehicles, pipelines, plant equipment, and office equipment. We have both operating and finance leases with remaining terms ranging from less than one year to 51 years. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The components of lease expense were as follows:

Year Ended December 31,
(in thousands)	2019
Operating lease cost	$17,414
Finance lease cost:
Amortization of assets	2,723
Interest on lease liabilities	426
Short-term lease cost	3,459
Variable lease cost	3,206
Total lease cost	$27,228

Variable lease costs also include leases that do not have a right-of-use asset or lease liability, but are capitalized as part of inventory. Rental expense was $23 million in 2018 and $33 million in 2017 under the authoritative accounting guidance in effect during those years.

Supplemental balance sheet information related to leases was as follows:

(in thousands)	Balance Sheet Classification	December 31, 2019
Operating leases:
Operating lease right-of-use assets	Operating lease right-of-use assets	$60,505

Current liability	Operating lease liabilities	$14,036
Noncurrent liability	Operating lease liabilities-noncurrent	46,792
		$60,828

Finance leases:
Finance lease right-of-use assets	Deferred charges and other assets	$12,840

Current liability	Other current liabilities	$3,019
Noncurrent liability	Other noncurrent liabilities	11,119
		$14,138

Notes to Consolidated Financial Statements

December 31, 2019
Weighted average remaining lease term (in years):
Operating leases	14
Finance leases	9

Weighted average incremental borrowing rate:
Operating leases	3.88%
Finance leases	3.41%

Supplemental cash flow information related to leases was as follows:

Twelve Months Ended December 31,
(in thousands)	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$16,765
Operating cash flows from finance leases	426
Financing cash flows from finance leases	2,649

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$18,826
Finance leases	10,555

Maturities of lease liabilities as of December 31, 2019 were as follows:

(in thousands)	Operating Leases	Finance Leases
2020	$16,019	$3,443
2021	11,791	2,423
2022	9,105	1,390
2023	7,516	1,172
2024	4,244	1,127
Thereafter	33,155	6,745
Total lease payments	81,830	16,300
Less: imputed interest	21,002	2,162
Total lease obligations	$60,828	$14,138

Operating lease payments in the table above include approximately $16 million related to options to extend lease terms that are reasonably certain of being exercised. At December 31, 2019, we had commitments of approximately $36 million related to leases that have not yet commenced and are not included in the above table. Most of the commitments relate to plant and equipment that is being constructed or procured by the future lessors. These leases are expected to commence in 2020 and 2021.

Notes to Consolidated Financial Statements

Under the authoritative accounting guidance in effect at December 31, 2018, future lease payments for all noncancelable operating leases as of December 31, 2018 were (in thousands):

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
The service cost component of net periodic benefit cost (income) is included in cost of goods sold; selling, general, and administrative expenses; or research, development, and testing expenses, to reflect where other compensation costs arising from services rendered by the pertinent employee are recorded on the Consolidated Statements of Income. The remaining components of net periodic benefit cost (income) are recorded in other income (expense), net on the Consolidated Statements of Income.

Notes to Consolidated Financial Statements

The components of net periodic pension and postretirement benefit cost (income), as well as other amounts recognized in other comprehensive income (loss), are shown below.

	Years Ended December 31,
	Pension Benefits			Postretirement Benefits
(in thousands)	2019	2018	2017	2019	2018	2017
Net periodic benefit cost (income)
Service cost	$13,471	$15,391	$13,679	$718	$896	$774
Interest cost	14,509	13,256	13,289	1,514	1,458	1,582
Expected return on plan assets	(34,632)	(29,883)	(26,146)	(947)	(969)	(1,197)
Amortization of prior service cost (credit)	178	25	26	(3,028)	(3,028)	(3,029)
Amortization of actuarial net (gain) loss	2,951	5,139	4,725	0	0	0
Net periodic benefit cost (income)	(3,523)	3,928	5,573	(1,743)	(1,643)	(1,870)
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss)
Actuarial net (gain) loss	(36,814)	29,215	(13,386)	3,049	(2,190)	2,635
Prior service cost (credit)	1,013	0	0	0	0	0
Amortization of actuarial net gain (loss)	(2,951)	(5,139)	(4,725)	0	0	0
Amortization of prior service (cost) credit	(178)	(25)	(26)	3,028	3,028	3,029
Total recognized in other comprehensive income (loss)	(38,930)	24,051	(18,137)	6,077	838	5,664
Total recognized in net periodic benefit cost (income) and other comprehensive income (loss)	$(42,453)	$27,979	$(12,564)	$4,334	$(805)	$3,794

The estimated actuarial net loss to be amortized from accumulated other comprehensive loss into net periodic benefit cost (income) during 2020 is expected to be $5 million for pension plans. The estimated prior service credit to be amortized from accumulated other comprehensive loss into net periodic benefit cost (income) during 2020 is not expected to be material for pension plans. The estimated prior service credit to be amortized from accumulated other comprehensive loss into net periodic benefit cost (income) during 2020 related to postretirement benefits is expected to be $3 million.

Notes to Consolidated Financial Statements

Changes in the plans’ benefit obligations and assets follow.

	December 31,
	Pension Benefits		Postretirement Benefits
(in thousands)	2019	2018	2019	2018
Change in benefit obligation
Benefit obligation at beginning of year	$349,212	$358,812	$37,512	$40,438
Service cost	13,471	15,391	718	896
Interest cost	14,509	13,256	1,514	1,458
Actuarial net (gain) loss	38,045	(26,957)	3,165	(2,355)
Plan amendment	1,014	0	0	0
Benefits paid	(13,195)	(11,290)	(2,589)	(2,925)
Benefit obligation at end of year	403,056	349,212	40,320	37,512
Change in plan assets
Fair value of plan assets at beginning of year	384,552	365,421	22,378	22,904
Actual return on plan assets	109,493	(26,289)	1,063	803
Employer contributions	2,973	56,710	1,240	1,596
Benefits paid	(13,195)	(11,290)	(2,589)	(2,925)
Fair value of plan assets at end of year	483,823	384,552	22,092	22,378
Funded status	$80,767	$35,340	$(18,228)	$(15,134)
Amounts recognized in the Consolidated Balance Sheets
Noncurrent assets	$121,968	$75,206	$0	$0
Current liabilities	(2,920)	(2,788)	(1,164)	(1,215)
Noncurrent liabilities	(38,281)	(37,078)	(17,064)	(13,919)
	$80,767	$35,340	$(18,228)	$(15,134)
Amounts recognized in accumulated other comprehensive loss
Actuarial net (gain) loss	$73,261	$113,026	$2,569	$(480)
Prior service cost (credit)	842	7	(22,647)	(25,675)
	$74,103	$113,033	$(20,078)	$(26,155)

The accumulated benefit obligation for all domestic defined benefit pension plans was $346 million at December 31, 2019 and $303 million at December 31, 2018.
The fair market value of plan assets exceeded the accumulated benefit obligation for all domestic plans, except the nonqualified plan, at December 31, 2019 and December 31, 2018. The fair market value of plan assets exceeded the projected benefit obligation for all domestic plans, except the nonqualified plan, at December 31, 2019 and December 31, 2018.
The net asset position for plans in which assets exceeded the projected benefit obligation is included in prepaid pension cost on the Consolidated Balance Sheets. The net liability position of plans in which the projected benefit obligation exceeded assets is included in other noncurrent liabilities on the Consolidated Balance Sheets.
A portion of the accrued benefit cost for the nonqualified plan is included in current liabilities at both December 31, 2019 and December 31, 2018. As the nonqualified plan is unfunded, the amount reflected in current liabilities represents the expected benefit payments related to the nonqualified plan during 2020.

Notes to Consolidated Financial Statements

The first table below shows information on domestic pension plans with the accumulated benefit obligation in excess of plan assets. The second table presents information on domestic pension plans with the projected benefit obligation in excess of plan assets.

	December 31,
(in thousands)	2019	2018
Plans with the accumulated benefit obligation in excess of the fair market value of plan assets
Projected benefit obligation	$41,201	$39,866
Accumulated benefit obligation	38,167	36,586
Fair market value of plan assets	0	0

	December 31,
(in thousands)	2019	2018
Plans with the projected benefit obligation in excess of the fair market value of plan assets
Projected benefit obligation	$41,201	$39,866
Fair market value of plan assets	0	0

There are no assets held by the trustee for the retired beneficiaries of the nonqualified plan. Payments to retired beneficiaries of the nonqualified plan are made with cash from operations.
Assumptions—We used the following assumptions to calculate the results of our retirement plans:

	Pension Benefits			Postretirement Benefits
	2019	2018	2017	2019	2018	2017
Weighted-average assumptions used to determine net periodic benefit cost (income) for years ended December 31,
Discount rate	4.25%	3.75%	4.25%	4.25%	3.75%	4.25%
Expected long-term rate of return on plan assets	8.50%	8.50%	8.50%	4.50%	4.50%	5.50%
Rate of projected compensation increase	3.50%	3.50%	3.50%
Weighted-average assumptions used to determine benefit obligations at December 31,
Discount rate	3.50%	4.25%	3.75%	3.50%	4.25%	3.75%
Rate of projected compensation increase	3.50%	3.50%	3.50%

For pension plans, we base the assumed expected long-term rate of return for plan assets on an analysis of our actual investments, including our asset allocation, as well as an analysis of expected returns. This analysis reflects the expected long-term rates of return for each significant asset class and economic indicator. As of January 1, 2020, the expected rates were 8.5% for U.S. large cap stocks, 3.6% for fixed income, and 2.6% for inflation. The range of returns relies both on forecasts and on broad-market historical benchmarks for expected return, correlation, and volatility for each asset class. Our asset allocation is predominantly weighted toward equities. Through our ongoing monitoring of our investments and review of market data, we have determined that we should maintain the expected long-term rate of return for our U.S. plans at 8.5% at December 31, 2019. For the postretirement plan, we based the assumed expected long-term rate of return for plan assets on an evaluation of projected interest rates, as well as the guaranteed interest rate for our insurance contract.
Plan Assets—Pension plan assets are held and distributed by trusts and consist principally of equity securities and investment-grade fixed income securities. We invest directly in equity securities, as well as in funds which primarily hold

Notes to Consolidated Financial Statements

equity and debt securities. Our target allocation is 90% to 97% in equities, 3% to 10% in debt securities and 1% to 5% in cash.
The pension obligation is long-term in nature and the investment philosophy followed by the Pension Investment Committee is likewise long-term in its approach. The majority of the pension funds are invested in equity securities as historically, equity securities have outperformed debt securities and cash investments, resulting in a higher investment return over the long-term. While in the short-term, equity securities may underperform other investment classes, we are less concerned with short-term results and more concerned with long-term improvement. The pension funds are managed by several different investment companies who predominantly invest in U.S. and international equities. Each investment company’s performance is reviewed quarterly. A small portion of the funds is in investments such as cash or short-term bonds, which historically has been less vulnerable to short-term market swings. These funds are used to provide the cash needed to meet our monthly obligations.
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

	December 31, 2019				December 31, 2018
		Fair Value Measurements Using				Fair Value Measurements Using
(in thousands)	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Pension Plans
Equity securities:
U. S. companies	$338,564	$338,564	$0	$0	$280,717	$280,717	$0	$0
International companies	20,751	20,751	0	0	4,223	4,223	0	0
Money market instruments	17,618	17,618	0	0	13,099	13,099	0	0
Pooled investment funds:
Fixed income securities—mutual funds	9,576	9,576	0	0	9,039	9,039	0	0
International equities—mutual fund	17,378	17,378	0	0	14,302	14,302	0	0
Common collective trusts measured at net asset value	78,256				61,254
Insurance contract	1,680	0	1,680	0	1,918	0	1,918	0
	$483,823	$403,887	$1,680	$0	$384,552	$321,380	$1,918	$0
Postretirement Plans
Insurance contract	$22,092	$0	$22,092	$0	$22,378	$0	$22,378	$0

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

•
The common collective trusts (the trusts) are valued at the net asset value of units held based on the quoted market value of the underlying investments held by the funds. One of the trusts invests primarily in a diversified portfolio of equity securities of companies located outside of the United States and Canada, as determined by a company's jurisdiction of incorporation. We may make withdrawals from this trust on the first business day of each month with at least 10 days notice. Another trust invests primarily in a diversified portfolio of equity securities included in the S&P 500 index and a third trust invests primarily in a diversified portfolio of equity securities included in the Russell 1000 Value index. There are no restrictions on redemption for the index trusts and there were no unfunded commitments.

•	Cash and cash equivalents are valued at cost.

•
The insurance contracts are unallocated funds deposited with an insurance company and are stated at an amount equal to the sum of all amounts deposited less the sum of all amounts withdrawn, adjusted for investment return.

Cash Flows—For U.S. plans, NewMarket expects to contribute $3 million to our pension plans and $1 million to our postretirement benefit plan in 2020. The expected benefit payments for the next ten years are as follows.

(in thousands)	Expected Pension Benefit Payments	Expected Postretirement Benefit Payments
2020	$13,011	$2,553
2021	13,809	2,420
2022	14,687	2,296
2023	15,659	2,194
2024	16,689	2,094
2025 through 2029	98,827	9,906

Foreign Retirement Plans
For most employees of our foreign subsidiaries, NewMarket has defined benefit pension plans that offer benefits based primarily on years of service and compensation. These defined benefit plans provide benefits for employees of our foreign subsidiaries located in Belgium, the U.K., Germany, Canada, and Mexico. NewMarket generally contributes to investment trusts and insurance accounts to provide for these plans.

Notes to Consolidated Financial Statements

The components of net periodic pension cost (income), as well as other amounts recognized in other comprehensive income (loss), for these foreign defined benefit pension plans are shown below.

	Years Ended December 31,
(in thousands)	2019	2018	2017
Net periodic benefit cost (income)
Service cost	$6,430	$7,271	$7,437
Interest cost	4,768	4,514	4,314
Expected return on plan assets	(9,084)	(9,918)	(8,479)
Amortization of prior service cost (credit)	(42)	(81)	(79)
Amortization of actuarial net (gain) loss	938	597	959
Net periodic benefit cost (income)	3,010	2,383	4,152
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss)
Actuarial net (gain) loss	11,074	4,532	(3,029)
Prior service cost (credit)	0	537	0
Amortization of actuarial net gain (loss)	(938)	(597)	(959)
Amortization of prior service (cost) credit	42	81	79
Total recognized in other comprehensive income (loss)	10,178	4,553	(3,909)
Total recognized in net periodic benefit cost (income) and other comprehensive income (loss)	$13,188	$6,936	$243

The estimated actuarial net loss to be amortized from accumulated other comprehensive loss into net periodic benefit cost (income) during 2020 is expected to be $1 million. The estimated prior service credit to be amortized from accumulated other comprehensive loss into net periodic benefit cost (income) during 2020 is not expected to be material.

Notes to Consolidated Financial Statements

Changes in the benefit obligations and assets of the foreign defined benefit pension plans follow.

	December 31,
(in thousands)	2019	2018
Change in benefit obligation
Benefit obligation at beginning of year	$173,620	$185,815
Service cost	6,430	7,271
Interest cost	4,768	4,514
Employee contributions	680	737
Actuarial net (gain) loss	21,558	(10,976)
Benefits paid	(5,977)	(4,144)
Foreign currency translation	4,979	(9,597)
Benefit obligation at end of year	206,058	173,620
Change in plan assets
Fair value of plan assets at beginning of year	163,746	176,968
Actual return on plan assets	19,591	(6,357)
Employer contributions	5,586	5,968
Employee contributions	680	737
Benefits paid	(5,977)	(4,144)
Foreign currency translation	5,829	(9,426)
Fair value of plan assets at end of year	189,455	163,746
Funded status	$(16,603)	$(9,874)
Amounts recognized in the Consolidated Balance Sheets
Noncurrent assets	$11,880	$13,499
Current liabilities	(297)	(301)
Noncurrent liabilities	(28,186)	(23,072)
	$(16,603)	$(9,874)
Amounts recognized in accumulated other comprehensive loss
Actuarial net (gain) loss	$52,902	$42,766
Prior service cost (credit)	778	736
	$53,680	$43,502

The accumulated benefit obligation for all foreign defined benefit pension plans was $171 million at December 31, 2019 and $146 million at December 31, 2018.
The fair market value of plan assets exceeded both the accumulated benefit obligation and projected benefit obligation for the U.K. and the Canada plans at both year-end 2019 and 2018. The net asset position of the U.K. and Canada plans are included in prepaid pension cost on the Consolidated Balance Sheets at December 31, 2019 and December 31, 2018. The accumulated benefit obligation and projected benefit obligation exceeded the fair market value of plan assets for the Germany and Belgium plans at December 31, 2019 and December 31, 2018. For the two Mexico plans, the accumulated benefit obligation and projected benefit obligation exceeded the fair market value of plan assets at December 31, 2019. At December 31, 2018 the fair market value of plan assets exceeded the accumulated benefit obligation but not the projected benefit obligation. The accrued benefit cost of these plans is included in other noncurrent liabilities on the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements

As the Germany plan is unfunded, a portion of the accrued benefit cost is included in current liabilities at year-end 2019 and 2018, reflecting the expected benefit payments related to the plan for the following year.
The first table below shows information on foreign pension plans with the accumulated benefit obligation in excess of plan assets. The second table shows information on foreign pension plans with the projected benefit obligation in excess of plan assets.

	December 31,
(in thousands)	2019	2018
Plans with the accumulated benefit obligation in excess of the fair market value of plan assets
Projected benefit obligation	$41,126	$33,730
Accumulated benefit obligation	27,879	22,803
Fair market value of plan assets	12,642	10,618

	December 31,
(in thousands)	2019	2018
Plans with the projected benefit obligation in excess of the fair market value of plan assets
Projected benefit obligation	$41,126	$35,970
Fair market value of plan assets	12,642	12,597

Assumptions—The information in the table below provides the weighted-average assumptions used to calculate the results of our foreign defined benefit pension plans.

	2019	2018	2017
Weighted-average assumptions used to determine net periodic benefit cost (income) for the years ended December 31,
Discount rate	2.67%	2.36%	2.53%
Expected long-term rate of return on plan assets	5.58%	5.50%	5.50%
Rate of projected compensation increase	4.10%	4.14%	4.20%
Weighted-average assumptions used to determine benefit obligations at December 31,
Discount rate	1.81%	2.67%	2.36%
Rate of projected compensation increase	3.96%	4.10%	4.14%

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

Notes to Consolidated Financial Statements

While the pension obligation is long-term in nature for each of our foreign plans, the investment strategies followed by each plan vary to some degree based upon the laws of a particular country, as well as the provisions of the specific pension trust. The U.K. and Canada plans are invested predominantly in equity securities funds, diversified funds, and debt securities funds. The funds of these plans are managed by various trustees and investment companies whose performance is reviewed throughout the year. The Belgium plan is invested in an insurance contract. The Mexico plans are invested in various mutual funds, equities, and debt securities. The Germany plan has no assets.
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

	December 31, 2019				December 31, 2018
		Fair Value Measurements Using				Fair Value Measurements Using
(in thousands)	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Insurance contract	$10,706	$0	$10,706	$0	$10,618	$0	$10,618	$0
Equity securities—international companies	691	691	0	0	684	684	0	0
Debt securities	663	646	17	0	756	698	58	0
Pooled investment funds—mutual funds	582	582	0	0	538	538	0	0
Cash and cash equivalents	131	131	0	0	66	66	0	0
Pooled investment funds (measured at net asset value):
Equity securities—U.S. companies	13,074				10,294
Equity securities—international companies	60,945				49,610
Debt securities	67,094				60,480
Diversified growth funds	35,569				30,700
	$189,455	$2,050	$10,723	$0	$163,746	$1,986	$10,676	$0

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

Notes to Consolidated Financial Statements

•
The pooled investment funds are valued at the net asset value of units held by the plans based on the quoted market value of the underlying investments held by the fund. The U.K. pension plan is invested in units of life insurance policies that are linked to equity securities funds, government bond funds and diversified growth funds. The underlying assets of the equity funds, bond funds, and diversified growth funds are traded on a national exchange and are based on tracking various indices of the London Stock Exchange. There are no redemption restrictions on these funds. There were no unfunded commitments for the U.K. pension plan funds. The Canada pension plan is invested in a pooled Canadian equity fund and a pooled diversified fund. The Canadian equity fund invests in a diversification (sector and industry) of equities listed on a recognized Canadian exchange. The diversified fund invests in a diversified mix of equities, fixed income securities, cash, and cash equivalent securities. There are no redemption restrictions on the pooled Canadian funds and there were no unfunded commitments.

Cash Flows—For foreign pension plans, NewMarket expects to contribute $6 million to the plans in 2020. The expected benefit payments for the next ten years for our foreign pension plans are shown in the table below.

(in thousands)	Expected Pension Benefit Payments
2020	$5,662
2021	5,830
2022	4,390
2023	6,187
2024	8,186
2025 through 2029	33,050

18.	Income Taxes
On December 22, 2017, the U.S. enacted tax legislation commonly known as the Tax Cuts and Jobs Act (Tax Reform Act), which required a one-time transition tax in 2017 on the deemed repatriation of previously deferred foreign earnings and reduced the U.S. corporate tax rate to 21% beginning in 2018. In addition, the Tax Reform Act included several provisions effective beginning in 2018 which impact NewMarket, including the global intangible low-taxed income (GILTI) inclusion from foreign subsidiaries and the foreign-derived intangible income deduction. We elected to account for the impact of the tax on GILTI in the period in which it is incurred.
We recognized $31 million of income tax expense in the fourth quarter of 2017, as a result of the Tax Reform Act. This provisional expense included $32 million relating to the one-time tax on deferred foreign earnings, which we elected to pay over an eight-year period, partially offset by $1 million of reductions to deferred tax liabilities.
During the fourth quarter of 2018, we completed the accounting for the impact of the Tax Reform Act. We recorded $1 million of additional tax on previously deferred foreign earnings, which was offset by $8 million of reductions to deferred tax liabilities, as a result of the decrease in the U.S. corporate tax rate. These changes were the result of additional analysis, changes in previous interpretations and assumptions, additional regulatory guidance issued during 2018, and actions we took as a result of the Tax Reform Act. As of December 31, 2019, we have a remaining liability of $3 million associated with the one-time tax on the deemed repatriation of foreign earnings, which is recorded in other noncurrent liabilities.

Notes to Consolidated Financial Statements

Our income before income tax expense, as well as our provision for income taxes is shown in the table below.

	Years Ended December 31,
(in thousands)	2019	2018	2017
Income before income tax expense
Domestic	$183,907	$157,459	$140,779
Foreign	147,683	132,826	174,663
	$331,590	$290,285	$315,442

Income tax expense
Current income taxes
Federal	$29,955	$9,153	$61,188
State	9,551	4,679	3,942
Foreign	30,414	27,192	32,428
	69,920	41,024	97,558
Deferred income taxes
Federal	1,671	16,545	15,901
State	630	2,888	3,633
Foreign	5,083	(4,906)	7,841
	7,384	14,527	27,375
Total income tax expense	$77,304	$55,551	$124,933

The reconciliation of the U.S. federal statutory rate to the effective income tax rate follows.

	% of Income Before Income Tax Expense
	2019	2018	2017
Federal statutory rate	21.0%	21.0%	35.0%
State taxes, net of federal tax	2.4	2.1	1.6
Foreign operations	1.7	(0.9)	(4.4)
Research tax credit	(1.7)	(1.5)	(1.1)
Foreign-derived intangible tax benefit	(2.1)	(2.4)	0.0
U.S. minimum tax on foreign income	1.0	1.5	0.0
Domestic manufacturing tax benefit	0.0	0.0	(0.8)
Deemed repatriation of foreign earnings	0.0	0.5	10.1
Change in U.S. tax rate	0.0	(2.0)	0.2
Other items and adjustments	1.0	0.8	(1.0)
Effective income tax rate	23.3%	19.1%	39.6%

Notes to Consolidated Financial Statements

Our deferred income tax assets and liabilities follow.

	December 31,
(in thousands)	2019	2018
Deferred income tax assets
Future employee benefits	$0	$4,550
Operating loss and credit carryforwards	13,375	16,578
Trademark expenses	3,892	3,833
Foreign currency translation adjustments	4,772	4,708
Other	7,015	5,925
Gross deferred income tax assets	29,054	35,594
Valuation allowance	(13,152)	(13,059)
Total deferred income tax assets	15,902	22,535
Deferred income tax liabilities
Depreciation and amortization	56,618	51,601
Future employee benefits	4,064	0
Inventory	266	3,973
Other	5,823	4,938
Total deferred income tax liabilities	66,771	60,512
Net deferred income tax (liabilities) assets	$(50,869)	$(37,977)
Reconciliation to financial statements
Deferred income tax assets	$6,327	$5,094
Deferred income tax liabilities	57,196	43,071
Net deferred income tax (liabilities) assets	$(50,869)	$(37,977)

Deferred income tax liabilities are included in other noncurrent liabilities in our Consolidated Balance Sheets. Our deferred taxes are in a net liability position at December 31, 2019. Our deferred tax assets include $13 million of foreign operating loss carryforwards, foreign capital loss carryforwards, and foreign and state tax credits. The operating loss carryforwards expire in 2020 through 2036 and certain tax credits expire in 2026 through 2027. Based on current forecasted operating plans and historical profitability, we believe that we will recover the full benefit of our deferred tax assets with the exception of the aforementioned operating loss, capital loss, and tax credit carryforwards. Therefore, as of December 31, 2019, we have recorded a $13 million valuation allowance substantially offsetting the full amount of these items.
As a result of the Tax Reform Act, we do not expect to distribute earnings from our foreign subsidiaries in a manner that would result in significant U.S. tax, as these earnings have been previously taxed in the U.S. or meet the requirements for a dividends received deduction. Therefore, we have only recorded an immaterial deferred tax liability for the currency impact and for the withholding taxes that will not be creditable upon distribution.
We have not provided a deferred tax liability on approximately $123 million of temporary differences related to investments in foreign subsidiaries that are essentially permanent in duration, as these earnings are considered to be indefinitely reinvested. If we were to repatriate these earnings, we could be subject to income taxes and withholding taxes in various countries. Determination of the amount of unrecognized deferred income tax liability is not practicable due to the complexity associated with the hypothetical calculation.
A reconciliation of the beginning and ending balances of the unrecognized tax benefits from uncertain positions is as follows:

Notes to Consolidated Financial Statements

	December 31,
(in thousands)	2019	2018	2017
Balance at beginning of year	$10,660	$9,102	$8,810
Increases for tax positions of prior years	3,176	2,123	865
Increases for tax positions of the current year	703	614	453
Settlements	(440)	(252)	(260)
Lapses of statutes	(556)	(927)	(766)
Balance at end of year	$13,543	$10,660	$9,102

At December 31, 2019, $12 million of the amount of unrecognized tax benefits, if recognized, would affect our effective tax rate.
We expect the amount of unrecognized tax benefits to change in the next twelve months; however, we do not expect the change to have a material impact on our financial statements.
Our U.S. subsidiaries file a U.S. federal consolidated income tax return. We are currently under examination by various U.S. state and foreign jurisdictions and remain subject to examination until the statute of limitations expires for the respective tax jurisdiction. We are no longer subject to U.S. federal income examination for years before 2016. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 years to 5 years. Years still open to examination by foreign tax authorities in major jurisdictions include: the U.K. (2018 and forward); Singapore (2015 and forward); Belgium (2017 and forward); and Mexico (2014 and forward).

19.	Fair Value Measurements
The carrying amount of cash and cash equivalents in the Consolidated Balance Sheets, as well as the fair value, was $144 million at December 31, 2019 and $73 million at December 31, 2018. The fair value is categorized in Level 1 of the fair value hierarchy.
No material events occurred during 2019 requiring adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.
Long-term debt - We record the carrying amount of our long-term debt at historical cost, less deferred financing costs related to the 4.10% senior notes. The estimated fair value of our long-term debt is shown in the table below and is based primarily on estimated current rates available to us for debt of the same remaining duration and adjusted for nonperformance risk and credit risk. The estimated fair value of our publicly traded 4.10% senior notes included in long-term debt in the table below is based on the last quoted price closest to December 31, 2019. The fair value of our debt instruments is categorized as Level 2.

	December 31, 2019		December 31, 2018
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (excluding capital lease obligations in 2018)	$642,941	$677,253	$765,806	$757,414

20.	Commitments and Contingencies
Contractual Commitments—We have contractual obligations for the construction of assets, as well as purchases of property and equipment, of approximately $32 million at December 31, 2019, all of which are due within five years.

Notes to Consolidated Financial Statements

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
Future payments for purchase obligations as of December 31, 2019 are (in thousands):

2020	$171,444
2021	148,173
2022	135,415
2023	78,232
2024	2,485
After 2024	14,270

Litigation— We are involved in legal proceedings that are incidental to our business and may include administrative or judicial actions. Some of these legal proceedings involve governmental authorities and relate to environmental matters. For further information, see Environmental below and Item 1 of this Form 10-K.
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

Notes to Consolidated Financial Statements

Based on the above assumptions, we have provided an undiscounted liability related to premises asbestos claims of $12 million at December 31, 2019 and $10 million at December 31, 2018. The liabilities related to asbestos claims are included in accrued expenses (current portion) and other noncurrent liabilities on the Consolidated Balance Sheets. Certain of these costs are recoverable through the settlement agreement with The Travelers Indemnity Company, as well as an agreement with Albemarle Corporation. The receivable for these recoveries related to premises asbestos liabilities was $6 million at December 31, 2019 and $5 million at December 31, 2018. These receivables are included in trade and other accounts receivable, net on the Consolidated Balance Sheets for the current portion. The noncurrent portion is included in deferred charges and other assets.
Environmental—We are involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination, disposal of hazardous waste, and other environmental matters at several of our current or former facilities, or at third-party sites where we have been designated as a PRP. While we believe we are currently adequately accrued for known environmental issues, it is possible that unexpected future costs could have a significant impact on our financial position, results of operations, and cash flows. Our total accruals for environmental remediation, dismantling, and decontamination were approximately $11 million at December 31, 2019 and $12 million at December 31, 2018. Of the total accrual, the current portion is included in accrued expenses and the noncurrent portion is included in other noncurrent liabilities on the Consolidated Balance Sheets.
Our more significant environmental sites include a former plant site in Louisiana (the Louisiana site) and a Houston, Texas plant site (the Texas site). Together, the amounts accrued on a discounted basis related to these sites represented approximately $8 million of the total accrual above at December 31, 2019, using discount rates ranging from 3% to 9%, and $8 million of the total accrual above at December 31, 2018, using discount rates ranging from 3% to 9%. The aggregate undiscounted amount for these sites was $10 million at December 31, 2019 and $11 million at December 31, 2018. Of the total accrued for these two sites, the amount related to remediation of groundwater and soil was $4 million for the Louisiana site and $3 million for the Texas site at December 31, 2019 and $4 million for the Louisiana site and $4 million for the Texas site at December 31, 2018.

Notes to Consolidated Financial Statements

21.	Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
The balances of, and changes in, the components of accumulated other comprehensive loss, net of tax, consist of the following:

(in thousands)	Pension Plans and Other Postretirement Benefits	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2016	$(76,187)	$(106,323)	$(182,510)
Other comprehensive income (loss) before reclassifications	10,966	23,849	34,815
Amounts reclassified from accumulated other comprehensive loss (a)	1,701	0	1,701
Other comprehensive income (loss)	12,667	23,849	36,516
Balance at December 31, 2017	(63,520)	(82,474)	(145,994)
Other comprehensive income (loss) before reclassifications	(25,027)	(12,287)	(37,314)
Amounts reclassified from accumulated other comprehensive loss (a)	1,992	0	1,992
Other comprehensive income (loss)	(23,035)	(12,287)	(35,322)
Balance at December 31, 2018	(86,555)	(94,761)	(181,316)
Other comprehensive income (loss) before reclassifications	15,983	1,808	17,791
Amounts reclassified from accumulated other comprehensive loss (a)	777	0	777
Other comprehensive income (loss)	16,760	1,808	18,568
Balance at December 31, 2019	$(69,795)	$(92,953)	$(162,748)

(a) The pension plan and other postretirement benefit components of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (income). See Note 17 for further information.

22.	Selected Quarterly Consolidated Financial Data (unaudited)

(in thousands, except per-share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2019
Net sales	$536,616	$563,417	$555,817	$534,445
Gross profit	152,869	170,833	162,727	143,440
Net income	62,205	74,174	67,805	50,102
Earnings per share - basic and diluted	5.57	6.63	6.06	4.48
2018	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$589,245	$598,952	$563,166	$538,312
Gross profit	156,783	145,859	140,883	141,838
Net income	60,565	52,885	58,481	62,803
Earnings per share - basic and diluted	5.14	4.53	5.12	5.58

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
On January 1, 2019, we adopted Accounting Standards Update No. 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" (ASU 2018-02). ASU 2018-02 allows, but does not require, reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects that resulted from the enactment of the Tax Reform Act at the end of 2017. We elected to not reclassify those tax effects from accumulated other comprehensive income to retained earnings upon the adoption of ASU 2018-02.

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
There has been no change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in “Internal Control—Integrated Framework (2013),” our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2019. The effectiveness of our internal control over financial reporting as of December 31, 2019, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.

ITEM 9B.    OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our definitive Proxy Statement for our 2020 annual meeting of shareholders (Proxy Statement) under the headings entitled “Election of Directors,” “Committees of Our Board,” “Certain Relationships and Related Transactions,” and “Delinquent Section 16(a) Reports” and is included in Part I of this Form 10-K under the heading entitled “Information about our Executive Officers.”
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
The following table presents information as of December 31, 2019 with respect to equity compensation plans under which shares of our common stock are authorized for issuance.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by shareholders:
2014 Incentive Compensation and Stock Plan	0	$0	959,366
Equity compensation plans not approved by shareholders (b):	0	0	0
Total	0	$0	959,366

(a)	There are no outstanding options, rights, or warrants.

(b)	We do not have any equity compensation plans that have not been approved by shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income for each of the three years in the period ended December 31, 2019

Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2019

Consolidated Balance Sheets as of December 31, 2019 and 2018

Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 2019

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2019

Notes to Consolidated Financial Statements

(A)(2)	Financial Statement Schedules—none required

(A)(3)	Exhibits

	3.1	Articles of Incorporation Amended and Restated effective April 27, 2012 (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 1-32190) filed April 30, 2012)

	3.2	NewMarket Corporation Bylaws Amended and Restated effective August 6, 2015 (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 1- 32190) filed August 6, 2015)

	4.1	Description of Company's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

4.2
Indenture, dated as of December 20, 2012, among NewMarket Corporation, the guarantors listed on the signature pages thereto and U.S. Bank National Association, as trustee, (incorporated by reference to Exhibit 4.1 to Form 8-K (File No. 1-32190) filed December 21, 2012)

	4.3	Form of 4.10% Senior Notes due 2022 (included in Exhibit 4.2) (incorporated by reference to Exhibit 4.1 to Form 8-K (File No. 1-32190) filed December 21, 2012)

4.4
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

10.11	Base Salaries of Named Executive Officers*

10.12	Summary of Directors’ Compensation (incorporated by reference to Exhibit 10.1 to Form 10-Q (1-32190) filed October 26, 2017)*

10.13	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.13 to Form 10-K (File No. 1-32190) filed February 19, 2019)*

10.14
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

10.15	Form of Performance Stock Award Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32190) filed February 26, 2018)*

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Thomas E. Gottwald

31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Brian D. Paliotti

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Thomas E. Gottwald

32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Brian D. Paliotti

101	XBRL Instance Document and Related Items
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates management contracts, compensatory plans or arrangements of the company required to be filed as an exhibit

(B)	Exhibits—The response to this portion of Item 15 is submitted as a separate section of this Annual Report on Form 10-K.

ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWMARKET CORPORATION

By:	/s/ Thomas E. Gottwald
(Thomas E. Gottwald, Chairman of the Board, President, and Chief Executive Officer)
Date: February 18, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 18, 2020.

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