Form 10-Q
period 2020-03-31
NEWMARKET CORP
filed 2020-04-23
CIK 1282637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Yes  ☐ No  ☒
Number of shares of common stock, without par value, outstanding as of March 31, 2020: 10,938,744

NEWMARKET CORPORATION

INDEX

PART I.        FINANCIAL INFORMATION
ITEM 1.     Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(in thousands, except per-share amounts)	Three Months Ended March 31,
	2020	2019
Net sales	$559,417	$536,616
Cost of goods sold	378,510	383,747
Gross profit	180,907	152,869
Selling, general, and administrative expenses	35,715	36,773
Research, development, and testing expenses	35,506	33,224
Operating profit	109,686	82,872
Interest and financing expenses, net	7,104	8,012
Other income (expense), net	7,496	5,948
Income before income tax expense	110,078	80,808
Income tax expense	24,537	18,603
Net income	$85,541	$62,205
Earnings per share - basic and diluted	$7.67	$5.57
Cash dividends declared per share	$1.90	$1.75

See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(in thousands)	Three Months Ended March 31,
	2020	2019
Net income	$85,541	$62,205
Other comprehensive income (loss):
Pension plans and other postretirement benefits:
Amortization of prior service cost (credit) included in net periodic benefit cost (income), net of income tax expense (benefit) of $(170) in 2020 and $(185) 2019	(531)	(601)
Amortization of actuarial net loss (gain) included in net periodic benefit cost (income), net of income tax expense (benefit) of $397 in 2020 and $254 in 2019	1,267	841
Total pension plans and other postretirement benefits	736	240
Foreign currency translation adjustments, net of income tax expense (benefit) of $(841) in 2020 and $(107) in 2019	(14,331)	4,946
Other comprehensive income (loss)	(13,595)	5,186
Comprehensive income	$71,946	$67,391

See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share amounts)	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$178,662	$144,397
Trade and other accounts receivable, less allowance for credit losses	347,155	335,826
Inventories	371,002	365,938
Prepaid expenses and other current assets	34,115	33,237
Total current assets	930,934	879,398
Property, plant, and equipment, net	633,873	635,439
Intangibles (net of amortization) and goodwill	131,012	131,880
Prepaid pension cost	136,346	133,848
Operating lease right-of-use assets	57,437	60,505
Deferred charges and other assets	44,083	44,062
Total assets	$1,933,685	$1,885,132
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$178,457	$178,773
Accrued expenses	89,819	77,350
Dividends payable	19,020	19,217
Income taxes payable	7,460	10,632
Operating lease liabilities	13,060	14,036
Other current liabilities	5,096	8,887
Total current liabilities	312,912	308,895
Long-term debt	740,511	642,941
Operating lease liabilities-noncurrent	43,585	46,792
Other noncurrent liabilities	197,428	203,406
Total liabilities	1,294,436	1,202,034
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock and paid-in capital (without par value; authorized shares - 80,000,000; issued and outstanding shares - 10,938,744 at March 31, 2020 and 11,188,549 at December 31, 2019)	0	1,965
Accumulated other comprehensive loss	(176,343)	(162,748)
Retained earnings	815,592	843,881
Total shareholders' equity	639,249	683,098
Total liabilities and shareholders’ equity	$1,933,685	$1,885,132

See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in thousands, except share and per-share amounts)	Common Stock and Paid-in Capital		Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2018	11,184,482	$0	$(181,316)	$671,223	$489,907
Net income				62,205	62,205
Other comprehensive income (loss)			5,186		5,186
Cash dividends ($1.75 per share)				(19,579)	(19,579)
Stock-based compensation	3,644	431		46	477
Balance at March 31, 2019	11,188,126	$431	$(176,130)	$713,895	$538,196

Balance at December 31, 2019	11,188,549	$1,965	$(162,748)	$843,881	$683,098
Net income				85,541	85,541
Other comprehensive income (loss)			(13,595)		(13,595)
Cash dividends ($1.90 per share)				(21,160)	(21,160)
Repurchases of common stock	(252,383)	(1,627)		(92,711)	(94,338)
Tax withholdings related to stock-based compensation	(1,547)	(633)			(633)
Stock-based compensation	4,125	295		41	336
Balance at March 31, 2020	10,938,744	$0	$(176,343)	$815,592	$639,249

See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands)	Three Months Ended March 31,
	2020	2019
Cash and cash equivalents at beginning of year	$144,397	$73,040
Cash flows from operating activities:
Net income	85,541	62,205
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	21,369	21,939
Deferred income tax expense	3,379	2,156
Working capital changes	(42,058)	(63,426)
Cash pension and postretirement contributions	(2,557)	(2,425)
Other, net	(1,213)	(1,317)
Cash provided from (used in) operating activities	64,461	19,132
Cash flows from investing activities:
Capital expenditures	(20,106)	(10,353)
Cash provided from (used in) investing activities	(20,106)	(10,353)
Cash flows from financing activities:
Net borrowings under revolving credit facility	97,424	16,072
Dividends paid	(21,160)	(19,579)
Repurchases of common stock	(79,473)	0
Other, net	(2,685)	(613)
Cash provided from (used in) financing activities	(5,894)	(4,120)
Effect of foreign exchange on cash and cash equivalents	(4,196)	548
Increase in cash and cash equivalents	34,265	5,207
Cash and cash equivalents at end of period	$178,662	$78,247

See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Financial Statement Presentation
In the opinion of management, the accompanying consolidated financial statements of NewMarket Corporation and its subsidiaries contain all necessary adjustments for the fair statement of, in all material respects, our consolidated financial position as of March 31, 2020 and December 31, 2019, and our consolidated results of operations, comprehensive income, changes in shareholders' equity, and cash flows for the three months ended March 31, 2020 and March 31, 2019. All adjustments are of a normal, recurring nature, unless otherwise disclosed. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the NewMarket Corporation Annual Report on Form 10-K for the year ended December 31, 2019 (2019 Annual Report), as filed with the Securities and Exchange Commission (SEC). The results of operations for the three month period ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year ending December 31, 2020. The December 31, 2019 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
Unless the context otherwise indicates, all references to “we,” “us,” “our,” the “company,” and “NewMarket” are to NewMarket Corporation and its consolidated subsidiaries.
We adopted Accounting Standard Update No. 2016-13, "Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments" (ASU 2016-13) on January 1, 2020. ASU 2016-13 mandates a methodology be utilized that determines expected credit losses on financial instruments instead of the former methodology that delayed recognition until a probable loss had been incurred.
We record our accounts receivable at amortized cost and at the net amount expected to be collected. Our accounts receivable are predominantly trade receivables and are derived through the sale of petroleum additives products. Our customers primarily consist of global, national, and independent oil companies. We maintain an allowance for credit losses for expected losses resulting from our customers not making required payments. We determine the adequacy of the allowance by periodically evaluating each customer’s receivable balance, considering their financial condition and credit history, and considering current and forecasted economic conditions. The allowance for credit losses was not material at March 31, 2020 or December 31, 2019.

2.    Net Sales

Our revenues are primarily derived from the manufacture and sale of petroleum additives products. We sell petroleum additives products across the world to customers located in the North America, Latin America, Asia Pacific, and Europe/Middle East/Africa/India regions. Our customers primarily consist of global, national, and independent oil companies. Our contracts generally include one performance obligation, which is providing petroleum additives products. The performance obligation is satisfied at a point in time when products are shipped, delivered, or consumed by the customer, depending on the underlying contracts.

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

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2020	2019
Net sales
United States	$181,844	$172,014
China	45,798	59,293
Europe, Middle East, Africa, India	190,623	168,319
Asia Pacific, except China	79,413	82,529
Other foreign	61,739	54,461
Net sales	$559,417	$536,616

3. Segment Information
The tables below show our consolidated segment results. The “All other” category includes the operations of the antiknock compounds business, as well as certain contracted manufacturing and services associated with Ethyl Corporation (Ethyl).
Net Sales by Segment

	Three Months Ended March 31,
(in thousands)	2020	2019
Petroleum additives
Lubricant additives	$463,686	$437,220
Fuel additives	93,686	95,459
Total	557,372	532,679
All other	2,045	3,937
Net sales	$559,417	$536,616

Segment Operating Profit

	Three Months Ended March 31,
(in thousands)	2020	2019
Petroleum additives	$113,671	$87,863
All other	335	511
Segment operating profit	114,006	88,374
Corporate, general, and administrative expenses	(4,231)	(5,094)
Interest and financing expenses, net	(7,104)	(8,012)
Other income (expense), net	7,407	5,540
Income before income tax expense	$110,078	$80,808

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.    Pension Plans and Other Postretirement Benefits
The table below shows cash contributions made during the three months ended March 31, 2020, as well as the remaining cash contributions we expect to make during the year ending December 31, 2020, for our domestic and foreign pension plans and domestic postretirement benefit plan.

(in thousands)	Actual Cash Contributions for Three Months Ended March 31, 2020	Expected Remaining Cash Contributions for Year Ending December 31, 2020
Domestic plans
Pension benefits	$719	$2,157
Postretirement benefits	411	1,232
Foreign plans
Pension benefits	1,427	4,324

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

	Domestic
	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,
(in thousands)	2020	2019	2020	2019
Service cost	$4,197	$3,623	$217	$194
Interest cost	3,508	3,685	345	389
Expected return on plan assets	(9,305)	(8,657)	(241)	(244)
Amortization of prior service cost (credit)	66	(19)	(757)	(757)
Amortization of actuarial net (gain) loss	1,316	853	0	0
Net periodic benefit cost (income)	$(218)	$(515)	$(436)	$(418)

	Foreign
	Pension Benefits
	Three Months Ended March 31,
(in thousands)	2020	2019
Service cost	$2,146	$1,640
Interest cost	984	1,221
Expected return on plan assets	(2,461)	(2,353)
Amortization of prior service cost (credit)	(11)	(11)
Amortization of actuarial net (gain) loss	353	239
Net periodic benefit cost (income)	$1,011	$736

5.    Earnings Per Share
We had 19,858 shares of nonvested restricted stock at March 31, 2020 and 22,536 shares of nonvested restricted stock at March 31, 2019 that were excluded from the calculation of diluted earnings per share, as their effect on earnings per share would be anti-dilutive.

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The nonvested restricted stock is considered a participating security since the restricted stock contains nonforfeitable rights to dividends. As such, we use the two-class method to compute basic and diluted earnings per share for all periods presented since this method yields the most dilutive result. The following table illustrates the earnings allocation method utilized in the calculation of basic and diluted earnings per share.

	Three Months Ended March 31,
(in thousands, except per-share amounts)	2020	2019
Earnings per share numerator:
Net income attributable to common shareholders before allocation of earnings to participating securities	$85,541	$62,205
Earnings allocated to participating securities	112	64
Net income attributable to common shareholders after allocation of earnings to participating securities	$85,429	$62,141
Earnings per share denominator:
Weighted-average number of shares of common stock outstanding - basic and diluted	11,136	11,166
Earnings per share - basic and diluted	$7.67	$5.57

6.	Inventories

	March 31,	December 31,
(in thousands)	2020	2019
Finished goods and work-in-process	$298,533	$295,997
Raw materials	58,072	55,702
Stores, supplies, and other	14,397	14,239
	$371,002	$365,938

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.    Intangibles (Net of Amortization) and Goodwill

The net carrying amount of intangibles and goodwill was $131 million at March 31, 2020 and $132 million at December 31, 2019. The gross carrying amount and accumulated amortization of each type of intangible asset and goodwill are presented in the table below.

	March 31, 2020		December 31, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Formulas and technology	$9,600	$5,817	$9,600	$5,416
Contract	2,000	650	2,000	600
Customer bases	14,240	11,207	14,240	10,931
Goodwill	122,846		122,987
	$148,686	$17,674	$148,827	$16,947

All of the intangibles relate to the petroleum additives segment. The change in the gross carrying amount between December 31, 2019 and March 31, 2020 is due to foreign currency fluctuation. There is no accumulated goodwill impairment.
Amortization expense was (in thousands):

Three months ended March 31, 2020	$727
Three months ended March 31, 2019	1,051

Estimated amortization expense for the remainder of 2020, as well as estimated annual amortization expense related to our intangible assets for the next five years, is expected to be (in thousands):

2020	$2,180
2021	2,156
2022	1,423
2023	907
2024	390
2025	390

We amortize the contract over 10 years; customer bases over 4 to 20 years; and formulas and technology over 3 to 6 years.

8.    Long-term Debt

(in thousands)	March 31, 2020	December 31, 2019
Senior notes - 4.10% due 2022 (net of related deferred financing costs)	$348,409	$348,263
Senior notes - 3.78% due 2029	250,000	250,000
Revolving credit facility	142,102	44,678
	$740,511	$642,941

Senior Notes - The outstanding 4.10% senior notes are unsecured, with an aggregate principal amount of $350 million and are registered under the Securities Act of 1933, as amended (Securities Act). The outstanding 3.78% senior notes are unsecured and were issued in a 2017 private placement with The Prudential Insurance Company of America and certain other purchasers. The 3.78% senior notes agreement was amended in March 2020 to conform the covenants under the agreement with those in the 2020 revolving credit facility. We were in compliance with all covenants under both issuances of the senior notes as of March 31, 2020 and December 31, 2019.

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revolving Credit Facility - On March 5, 2020, we entered into a Credit Agreement (the Credit Agreement) with a term of five years. The Credit Agreement provides for a $900 million, multicurrency revolving credit facility, with a $500 million sublimit for multicurrency borrowings, a $50 million sublimit for letters of credit, and a $20 million sublimit for swingline loans. The Credit Agreement includes an expansion feature which allows us, subject to certain conditions, to request an increase in the aggregate amount of the revolving credit facility or obtain incremental term loans in an amount up to $425 million. Concurrent with entering into the Credit Agreement, we terminated our former revolving credit facility that we had entered into in 2017.
The obligations under the Credit Agreement are unsecured and are fully and unconditionally guaranteed by NewMarket. The revolving credit facility is available on a revolving basis until March 5, 2025.
Borrowings made under the revolving credit facility bear interest, at our option, at an annual rate equal to (1) the Alternate Base Rate (ABR) plus the Applicable Rate (as defined in the Credit Agreement) solely in the case of loans denominated in U.S. dollars to NewMarket, (2) the Adjusted LIBO Rate plus the Applicable Rate, or (3) the Adjusted EURIBO Rate plus the Applicable Rate. ABR is the greatest of (i) the rate of interest publicly announced by the Administrative Agent as its prime rate, (ii) the NYFRB Rate (as defined in the Credit Agreement) from time to time plus 0.5%, and (iii) the Adjusted LIBO Rate for a one month interest period plus 1%. The Adjusted LIBO Rate means the rate at which Eurocurrency deposits in the London interbank market for certain periods (as selected by NewMarket) are quoted, as adjusted for statutory reserve requirements for Eurocurrency liabilities and other applicable mandatory costs. The Adjusted EURIBO Rate means the rate at which Eurocurrency deposits denominated in euro in the euro interbank markets for certain periods (as selected by NewMarket) are quoted, as adjusted for statutory reserve requirements for Eurocurrency liabilities and other mandatory costs. The Applicable Rate ranges from 0.000% to 0.375% (depending on our Leverage Ratio or Credit Ratings) for loans bearing interest based on the ABR. The Applicable Rate ranges from 0.875% to 1.375% (depending on our Leverage Ratio or Credit Ratings) for loans bearing interest based on the Adjusted LIBO Rate or the Adjusted EURIBO rate. The Credit Agreement contains the Administrative Agent's customary LIBOR successor rate provisions, which apply in the event LIBOR is no longer generally adopted as the benchmark rate for syndicated loans.
The Credit Agreement contains financial covenants that require NewMarket to maintain a consolidated Leverage Ratio (as defined in the Credit Agreement) of no more than 3.75 to 1.00 except during an Increased Leverage Period (as defined in the Credit Agreement). We were in compliance with all covenants under the revolving credit facility in effect at March 31, 2020 and at December 31, 2019.
We paid financing costs in 2020 of approximately $1.3 million related to this revolving credit facility and carried over deferred financing costs from our previous revolving credit facility of approximately $1.2 million, resulting in total deferred financing costs of $2.5 million as of March 31, 2020, which we are amortizing over the term of the Credit Agreement.
The average interest rate for borrowings under the credit agreements was 1.9% during the first three months of 2020 and 3.0% during the full year of 2019.
The outstanding borrowings under the revolving credit facilities amounted to $142 million at March 31, 2020 and $45 million at December 31, 2019. Outstanding letters of credit amounted to $3 million at both March 31, 2020 and December 31, 2019 resulting in the unused portion of the credit facility in effect amounting to $755 million at March 31, 2020 and $803 million at December 31, 2019.

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

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Environmental
We are involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination, disposal of hazardous waste, and other environmental matters at several of our current or former facilities, or at third-party sites where we have been designated as a potentially responsible party (PRP). While we believe we are currently adequately accrued for known environmental issues, it is possible that unexpected future costs could have a significant impact on our consolidated financial position, results of operations, and cash flows. Our total accruals for environmental remediation, dismantling, and decontamination were approximately $10 million at March 31, 2020 and $11 million at December 31, 2019. Of the total accrual, the current portion is included in accrued expenses and the noncurrent portion is included in other noncurrent liabilities on the Condensed Consolidated Balance Sheets.
Our more significant environmental sites include a former plant site in Louisiana (the Louisiana site) and a Houston, Texas plant site (the Texas site). Together, the amounts accrued on a discounted basis related to these sites represented approximately $7 million of the total accrual above at March 31, 2020 and $8 million at December 31, 2019, using discount rates ranging from 3% to 9% for both periods. The aggregate undiscounted amount for these sites was $9 million at March 31, 2020 and $10 million at December 31, 2019. Of the total accrued for these two sites, the amount related to remediation of groundwater and soil for the Louisiana site was $4 million at both March 31, 2020 and December 31, 2019. The amount related to remediation of groundwater and soil for the Texas site was $3 million at both March 31, 2020 and December 31, 2019.

10.    Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
The balances of, and changes in, the components of accumulated other comprehensive loss, net of tax, consist of the following:

(in thousands)	Pension Plans and Other Postretirement Benefits	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2018	$(86,555)	$(94,761)	$(181,316)
Other comprehensive income (loss) before reclassifications	0	4,946	4,946
Amounts reclassified from accumulated other comprehensive loss (a)	240	0	240
Other comprehensive income (loss)	240	4,946	5,186
Balance at March 31, 2019	$(86,315)	$(89,815)	$(176,130)

Balance at December 31, 2019	$(69,795)	$(92,953)	$(162,748)
Other comprehensive income (loss) before reclassifications	0	(14,331)	(14,331)
Amounts reclassified from accumulated other comprehensive loss (a)	736	0	736
Other comprehensive income (loss)	736	(14,331)	(13,595)
Balance at March 31, 2020	$(69,059)	$(107,284)	$(176,343)

(a) The pension plan and other postretirement benefit components of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (income). See Note 4 in this Quarterly Report on Form 10-Q and Note 17 in our 2019 Annual Report for further information.

11.    Fair Value Measurements
The carrying amount of cash and cash equivalents in the Condensed Consolidated Balance Sheets, as well as the fair value, was $179 million at March 31, 2020 and $144 million at December 31, 2019. The fair value is categorized in Level 1 of the fair value hierarchy.
No material events occurred during the three months ended March 31, 2020 requiring adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Long-term debt – We record the carrying amount of our long-term debt at historical cost, less deferred financing costs related to the 4.10% senior notes. The estimated fair value of our long-term debt is shown in the table below and is based primarily on estimated current rates available to us for debt of the same remaining duration and adjusted for nonperformance risk and credit risk. The estimated fair value of our publicly-traded 4.10% senior notes included in long-term debt in the table below is based on the last quoted price closest to March 31, 2020. The fair value of our debt instruments is categorized as Level 2.

	March 31, 2020		December 31, 2019
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$740,511	$725,861	$642,941	$677,253

12.    Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" (ASU 2020-04), which provides guidance to alleviate the burden in accounting for reference rate reform by allowing certain expedients and exceptions in applying generally accepted accounting principles to contracts, hedging relationships, and other transactions impacted by reference rate reform. The provisions of ASU 2020-04 apply only to those transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. Adoption of the provisions of ASU 2020-04 are optional and are effective from March 12, 2020 through December 31, 2022. We are currently evaluating the impact of ASU 2020-04 on our consolidated financial statements.

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
Factors that could cause actual results to differ materially from expectations include, but are not limited to, the availability of raw materials and distribution systems; disruptions at production facilities, including single-sourced facilities; hazards common to chemical businesses; the ability to respond effectively to technological changes in our industry; failure to protect our intellectual property rights; sudden or sharp raw material price increases; competition from other manufacturers; current and future governmental regulations; the gain or loss of significant customers; failure to attract and retain a highly-qualified workforce; an information technology system failure or security breach; the occurrence or threat of extraordinary events, including natural disasters, terrorist attacks, and health-related epidemics such as the COVID-19 pandemic; risks related to operating outside of the United States; political, economic, and regulatory factors concerning our products; the impact of substantial indebtedness on our operational and financial flexibility; the impact of fluctuations in foreign exchange rates; resolution of environmental liabilities or legal proceedings; limitation of our insurance coverage; our inability to realize expected benefits from investment in our infrastructure or from recent or future acquisitions, or our inability to successfully integrate recent or future acquisitions into our business; the underperformance of our pension assets resulting in additional cash contributions to our pension plans; and other factors detailed from time to time in the reports that NewMarket files with the SEC, including the risk factors in Item 1A. “Risk Factors” of our 2019 Annual Report, which is available to shareholders upon request.
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

Overview
When comparing the results of the petroleum additives segment for the first three months of 2020 with the first three months of 2019, net sales increased 4.6% primarily due to higher lubricant additives product shipments, partially offset by decreased selling prices, slightly lower fuel additives product shipments, and an unfavorable foreign currency impact. Petroleum additives operating profit was 29.4% higher when comparing the first three months of 2020 with the first three months of 2019, reflecting the higher product shipments and lower conversion costs, with lower raw material costs offset by the decreased selling prices.
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
Impact of COVID-19 Pandemic and Current Economic Environment
In the first quarter of 2020, we did not experience a significant impact on our business resulting from government restrictions on the movement of people, goods, and services. While there was some slowdown of operations in our China business, we experienced limited impact to our operations and financial position during the quarter. More currently, we are expecting to see our operations for the remainder of the year impacted by the current economic environment. We are experiencing what we believe will be a short-term decrease in demand for lubricant and fuel additives due to the economic downturn. We expect to see a significant decline in shipments in the second quarter of 2020, particularly in the Americas and Europe. While we do not know how long this downturn will last, we are encouraged by the recovery we have seen in our China business, which saw a reduction in shipments in the first quarter but has already shown signs of recovery. We anticipate a slow recovery, but the rate of recovery will depend heavily on the rate and extent to which the government restrictions on movement are lifted.

Our manufacturing facilities and research and development activities have continued to operate without interruption, and we expect them to continue to do so. Raw material sourcing has not been significantly impacted and we do not expect that to change over the remaining months of the year. The transportation industry is operating with some delays related to international shipments, but our products are currently being delivered to our customers.
Our financial position remains strong. We have sufficient access to capital if needed, including the new $900 million revolving credit facility we entered into in March 2020, and do not anticipate any issues with meeting the covenants for all our debt agreements. Our major capital projects are continuing to progress substantially as planned.
The chemical industry and our products are recognized as essential for transportation of goods and services. Our business continuity planning process focuses our efforts on managing through this challenging time and helping our customers do the same. As we are a global company and can leverage the knowledge and experience of our personnel in facilities across the world, we do not expect to experience negative impacts related to short-term travel and border restrictions. As we operate in the chemical industry, we continue to be focused on protecting the health and safety of our employees and have procedures in place at each of our operating facilities to help ensure their well-being.
While we do not know how long the current economic environment will continue, and the ultimate impact on our business will depend on many factors which are very difficult to predict and substantially beyond our control, we believe this is a temporary situation as our products are essential for the operation of modern machinery and the transportation industry.

Results of Operations
Net Sales
Consolidated net sales for the first three months of 2020 totaled $559.4 million, representing an increase of $22.8 million, or 4.3%, from the first three months of 2019. The following table shows net sales by segment and product line.

	Three Months Ended March 31,
(in millions)	2020	2019
Petroleum additives
Lubricant additives	$463.7	$437.2
Fuel additives	93.7	95.5
Total	557.4	532.7
All other	2.0	3.9
Net sales	$559.4	$536.6

Petroleum Additives Segment
The regions in which we operate include North America (the United States and Canada), Latin America (Mexico, Central America, and South America), Asia Pacific, and the Europe/Middle East/Africa/India (EMEAI) region. While there is some fluctuation, the percentage of net sales generated in the regions remained fairly consistent when comparing the first three months of 2020 with the same period in 2019, as well as with the full year in 2019.
Petroleum additives net sales for the first three months of 2020 were $557.4 million compared to $532.7 million for the first three months of 2019, an increase of 4.6%. The increase was across all regions except for the Asia Pacific region, which reported a decrease in net sales. The largest increase was in the EMEAI region, followed by increases in the North America and Latin America regions.
The following table details the approximate components of the increase in petroleum additives net sales between the first three months of 2020 and 2019.

(in millions)	Three Months
Period ended March 31, 2019	$532.7
Lubricant additives shipments	30.6
Fuel additives shipments	(1.0)
Selling prices	(1.7)
Foreign currency impact, net	(3.2)
Period ended March 31, 2020	$557.4

When comparing the first three months of 2020 and 2019, petroleum additives shipments accounted for a $29.6 million increase in net sales. Offsetting this increase in net sales was an unfavorable foreign currency impact, as well as a small unfavorable impact from lower selling prices, amounting to an aggregate decrease in net sales of $4.9 million. The United States Dollar strengthened against most of the major currencies in which we transact, resulting in an unfavorable impact to net sales for the three month comparative periods. The unfavorable impact was predominantly from the Euro and the Chinese Renminbi.
On a worldwide basis, the volume of product shipments for petroleum additives increased 5.9% when comparing the first three months of 2020 and 2019. Shipments of lubricant additives increased across the North America, Latin America, and EMEAI regions, but was partially offset by lower shipments in the Asia Pacific region. Fuel additives were substantially unchanged for the three month comparative periods, with small decreases in the North America, Asia Pacific, and EMEAI regions substantially offset by a small increase in the Latin America region.

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
The following table reports segment operating profit for the three months ended March 31, 2020 and March 31, 2019.

	Three Months Ended March 31,
(in millions)	2020	2019
Petroleum additives	$113.7	$87.9
All other	$0.3	$0.5

Petroleum Additives Segment
The petroleum additives segment operating profit increased $25.8 million when comparing the first three months of 2020 to the first three months of 2019. Both comparative periods included the impact of the same factors that affected gross profit (see discussion below) including a favorable foreign currency translation impact.
The operating profit margin was 20.4% for the first three months of 2020 as compared to 16.5% for the first three months of 2019. For the rolling four quarters ended March 31, 2020, the operating profit margin for petroleum additives was 17.5%. While we continue to experience improvement in our operating profit margins from those of prior periods, operating margin stability remains a priority. Operating profit margins will fluctuate from quarter to quarter due to multiple factors, but we believe the fundamentals of our business and industry as a whole are unchanged.
Petroleum additives gross profit increased $28.3 million when comparing the first three months periods of 2020 and 2019. Cost of goods sold as a percentage of net sales was 67.7% for the first three months of 2020, down from 71.5% for the first three months of 2019.
When comparing the first three months of 2020 and 2019, the increase in gross profit resulted from higher product shipments (as discussed in the Net Sales section above) and lower conversion costs, which included a favorable foreign currency translation impact, with lower raw material costs offset by decreased selling prices (also as discussed in the Net Sales section above). Combined, the impact of shipments and conversion costs contributed over 100% of the improvement in gross profit.
Petroleum additives selling, general, and administrative expenses (SG&A) were substantially unchanged when comparing the first three months of 2020 and 2019. SG&A as a percentage of net sales was 5.5% for the first three months of 2020 and 5.8% for the first three months of 2019. Our SG&A costs are primarily personnel-related and include salaries, benefits, and other costs associated with our workforce. While personnel-related costs fluctuate period to period, there were no significant changes in the drivers of these costs when comparing the periods.

Our investment in petroleum additives research, development, and testing (R&D) increased $2.3 million when comparing the first three months periods of 2020 and 2019. As a percentage of net sales, R&D was 6.4% for the first three months of 2020, and 6.2% for the first three months of 2019. Our R&D investments reflect our efforts to support the development of solutions that meet our customers' needs, meet new and evolving standards, and support our expansion into new product areas. Our approach to R&D investment, as it is with SG&A, is one of purposeful spending on programs to support our current product base and to ensure that we develop products to support our customers' programs in the future. R&D investments include personnel-related costs, as well as costs for internal and external testing of our products.

The following discussion references certain captions on the Consolidated Statements of Income.

Interest and Financing Expenses
Interest and financing expenses were $7.1 million for the first three months of 2020 and $8.0 million for the first three months of 2019. The decrease for the three months comparison resulted primarily from lower average debt outstanding during the 2020 period.

Other Income (Expense), Net
Other income (expense), net was income of $7.5 million for the first three months of 2020 and $5.9 million for the first three months of 2019. The amounts for both of the 2020 and 2019 periods primarily reflect the components of net periodic benefit cost (income), except for service cost, from defined benefit pension and postretirement plans. See Note 4 for further information on total periodic benefit cost (income).

Income Tax Expense
Income tax expense was $24.5 million for the first three months of 2020 and $18.6 million for the first three months of 2019. The effective tax rate was 22.3% for the first three months of 2020 and 23.0% for the first three months of 2019. Income tax expense increased $6.7 million due to the higher income before income tax expense with the remaining amount of the change resulting from the slightly lower effective income tax rate.
There were no significant drivers of the change in the effective tax rates between the first three months of 2020 and 2019.

Cash Flows, Financial Condition, and Liquidity
Cash and cash equivalents at March 31, 2020 were $178.7 million, which was an increase of $34.3 million since December 31, 2019.
Cash and cash equivalents held by our foreign subsidiaries amounted to $122.3 million at March 31, 2020 and $99.5 million at December 31, 2019. Periodically, we repatriate cash from our foreign subsidiaries to the United States through intercompany dividends and loans. We do not anticipate significant tax consequences from future distributions of foreign earnings.
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
Cash Flows – Operating Activities
Cash flows provided from operating activities for the first three months of 2020 were $64.5 million, which included the use of $42.1 million to fund higher working capital requirements. The $42.1 million excluded an unfavorable foreign currency impact to the components of working capital on the balance sheet.
The most significant changes in working capital included increases in accounts receivable and accrued expenses. The higher accounts receivable balance was primarily due to higher sales levels in the EMEAI region comparing March 2020 with the end of 2019, while the increase in accrued expenses primarily reflects common stock which had been repurchased at March 31, 2020, but had not yet been paid for and settled.
Including cash and cash equivalents, as well as the impact of foreign currency on the balance sheet, we had total working capital of $618.0 million at March 31, 2020 and $570.5 million at December 31, 2019. The current ratio was 2.98 to 1 at March 31, 2020 and 2.85 to 1 at December 31, 2019.

Cash Flows – Investing Activities
Cash used in investing activities totaled $20.1 million during the first three months of 2020 for capital expenditures. We currently expect that our total capital spending during 2020 will be in the $75 million to $85 million range and will include several improvements to our manufacturing and R&D infrastructure around the world. We expect to continue to finance capital spending through cash on hand and cash provided from operations, together with borrowing available under our $900 million revolving credit facility.
Cash Flows – Financing Activities
Cash used in financing activities during the first three months of 2020 amounted to $5.9 million. We paid dividends of $21.2 million and repurchased $79.5 million of our common stock. These were substantially offset by additional borrowings of $97.4 million on our revolving credit facility.
Debt
Our long-term debt was $740.5 million at March 31, 2020 compared to $642.9 million at December 31, 2019.
On March 5, 2020, we entered into a $900 million revolving credit facility with a term of five years. Concurrently, we terminated our previous $850 million revolving credit facility. See Note 8 for additional information on the 4.10% senior notes, 3.78% senior notes, and revolving credit facility, including the unused portion of our revolving credit facility.
The 4.10% senior notes, 3.78% senior notes, and the revolving credit facility contain covenants, representations, and events of default that management considers typical of credit arrangements of this nature. The covenants under the 3.78% senior notes include negative covenants, certain financial covenants, and events of default which are substantially similar to the covenants and events of default in our revolving credit facility. The 3.78% senior notes agreement was amended in March 2020 to conform the covenants under the agreement with those in the 2020 revolving credit facility.
The revolving credit facility contains financial covenants that require NewMarket to maintain a consolidated Leverage Ratio (as defined in the agreement) of no more than 3.75 to 1.00, except during an Increased Leverage Period (as defined in the agreement) at the end of each quarter.
At March 31, 2020, the Leverage Ratio was 1.65 under the revolving credit facility. We were in compliance with all covenants under the 4.10% senior notes, the 3.78% senior notes, and the revolving credit facility in effect at March 31, 2020 and December 31, 2019.
As a percentage of total capitalization (total long-term debt and shareholders’ equity), our total long-term debt percentage increased from 48.5% at December 31, 2019 to 53.7% at March 31, 2020. The change in the percentage was primarily the result of the decrease in shareholders' equity, along with the increase in long-term debt. The change in shareholders’ equity reflects stock repurchases, dividend payments, and the impact of foreign currency translation adjustments, offset by our earnings. Generally, we repay any outstanding long-term debt with cash from operations or refinancing activities.

Critical Accounting Policies and Estimates
This Form 10-Q and our 2019 Annual Report include discussions of our accounting policies, as well as methods and estimates used in the preparation of our financial statements. We also provided a discussion of Critical Accounting Policies and Estimates in our 2019 Annual Report.
There have been no significant changes in our critical accounting policies and estimates from those reported in our 2019 Annual Report.

Recent Accounting Pronouncements
For a full discussion of the significant recent accounting pronouncements which may impact our financial statements, see Note 12.

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
We expect our petroleum additives segment to experience significant impacts to its operating performance in 2020 due to the current economic environment. Our global business will see varying effects on demand that will differ by region based on our product portfolio and geographic coverage. We expect the global market will begin to recover when government restrictions on the movement of people, goods, and services are eased, as modern transportation and machinery cannot function without our products. The rate of recovery will depend heavily on the rate at which these restrictions are lifted. We expect that the petroleum additives market will grow in the 1% to 2% range annually for the foreseeable future with 2020 being an exception. We plan to exceed that growth rate over the long-term.
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
Typically, our business generates significant amounts of cash beyond what is necessary for the expansion and growth of our current offerings. We regularly review our many internal opportunities to utilize excess cash from technological, geographic, production capability, and product line perspectives. We believe our capital spending is creating the capability we need to grow and support our customers worldwide, and our research and development investments are positioning us well to provide added value to our customers. Our primary focus in the acquisition area remains on the petroleum additives industry. It is our view that this industry segment will provide the greatest opportunity for solid returns on our investments while minimizing risk. We remain focused on this strategy and will evaluate any future opportunities. We will continue to evaluate all alternative uses of cash to enhance shareholder value, including stock repurchases and dividends.

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk
At March 31, 2020, there were no material changes in our market risk from the information provided in the 2019 Annual Report.

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
There has been no change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, that occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION
ITEM 1.     Legal Proceedings
There have been no material changes to our legal proceedings as disclosed in "Legal Proceedings" in Item 3 of Part 1 of the 2019 Annual Report.

ITEM 1A.     Risk Factors
Except as highlighted below, there were no material changes during the three months ended March 31, 2020 to the risk factors disclosed in Item 1A - Risk Factors in our 2019 Annual Report.
The COVID-19 pandemic could have a material adverse effect on our results of operations, financial position, and cash flows.
The COVID-19 pandemic has created significant uncertainty and economic disruption. The extent to which it impacts our business, results of operations, financial position, and cash flows is difficult to predict and dependent upon many factors over which we have no control. These factors include, but are not limited to, the duration and severity of the pandemic; government restrictions on businesses and individuals; the impact of the pandemic on our customers' businesses and the resulting demand for our products; the impact on our suppliers and supply chain network; the impact on U.S. and global economies and the timing and rate of economic recovery; and potential adverse effects on the financial markets. Any of these factors could amplify the other risks and uncertainties described in our 2019 Annual Report and could materially adversely affect our business, financial condition, results of operations and/or stock price.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On December 13, 2018, our Board of Directors approved a share repurchase program authorizing management to repurchase up to $500 million of NewMarket's outstanding common stock effective January 1, 2019 until December 31, 2021, as market conditions warrant and covenants under our existing debt agreements permit. We may conduct the share repurchase in the open market, in privately negotiated transactions, through block trades or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. The repurchase program does not require NewMarket to acquire any specific number of shares and may be terminated or suspended at any time. At March 31, 2020, approximately $406 million remained available under the 2018 authorization. The following table outlines the purchases during the first quarter of 2020 under this authorization.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31	0	$0.00	0	$500,000,000
February 1 to February 29	6,753	395.62	6,753	497,328,353
March 1 to March 31	245,630	373.19	245,630	405,661,755
Total	252,383	$373.79	252,383	$405,661,755

ITEM 6.     Exhibits

Exhibit 3.1	Articles of Incorporation Amended and Restated effective April 27, 2012 (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 1-32190) filed April 30, 2012)
Exhibit 3.2	NewMarket Corporation Bylaws Amended and Restated effective August 6, 2015 (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 1- 32190) filed August 6, 2015)
Exhibit 10.1
Credit Agreement, dated as of March 5, 2020, by and among the Company and the Foreign Subsidiary Borrowers party thereto; the Lenders party thereto; JPMorgan Chase Bank, N.A., as Administrative Agent; Bank of America, N.A., as Syndication Agent; U.S. Bank National Association, Citibank, N.A., Wells Fargo Bank, National Association, and DBS Bank Ltd., as Co-Documentation Agents; and Bank of the West and TD Bank, N.A., as Senior Managing Agents (incorporated by reference to Exhibit 10.1 to Form 8-K (file No. 1-32190) filed March 11, 2020)

Exhibit 10.2
Second Amendment, dated as of March 19, 2020, to the Note Purchase agreement dated January 4, 2017, by and among NewMarket Corporation, The Prudential Insurance Company of America, The Gibraltar Life Insurance Co., Ltd, The Lincoln National Life Insurance Company and The Prudential Life Insurance Company, Ltd.

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

NEWMARKET CORPORATION
(Registrant)

Date: April 23, 2020	By: /s/ Brian D. Paliotti
Brian D. Paliotti
Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: April 23, 2020	By: /s/ William J. Skrobacz
William J. Skrobacz
Controller
(Principal Accounting Officer)