Form 10-Q
period 2020-06-30
NEWMARKET CORP
filed 2020-07-30
CIK 1282637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number 1-32190

NEWMARKET CORPORATION
(Exact name of registrant as specified in its charter)

Virginia		20-0812170
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

330 South Fourth Street		23219-4350
Richmond,	Virginia
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code - (804) 788-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, with no par value	NEU	New York Stock Exchange
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
Yes  ☐ No  ☒
Number of shares of common stock, without par value, outstanding as of June 30, 2020: 10,923,999

NEWMARKET CORPORATION

INDEX

PART I. FINANCIAL INFORMATION
ITEM 1.  Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(in thousands, except per-share amounts)	Second Quarter Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales	$410,864	$563,417	$970,281	$1,100,033
Cost of goods sold	314,126	392,584	692,636	776,331
Gross profit	96,738	170,833	277,645	323,702
Selling, general, and administrative expenses	35,432	35,021	71,147	71,794
Research, development, and testing expenses	33,549	37,137	69,055	70,361
Operating profit	27,757	98,675	137,443	181,547
Interest and financing expenses, net	7,005	7,741	14,109	15,753
Other income (expense), net	6,516	5,757	14,012	11,705
Income before income tax expense	27,268	96,691	137,346	177,499
Income tax expense	4,919	22,517	29,456	41,120
Net income	$22,349	$74,174	$107,890	$136,379
Earnings per share - basic and diluted	$2.05	$6.63	$9.78	$12.20
Cash dividends declared per share	$1.90	$1.75	$3.80	$3.50
See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(in thousands)	Second Quarter Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$22,349	$74,174	$107,890	$136,379
Other comprehensive income (loss):
Pension plans and other postretirement benefits:
Amortization of prior service cost (credit) included in net periodic benefit cost (income), net of income tax expense (benefit) of $(171) in second quarter 2020, $(186) in second quarter 2019, $(341) in six months 2020, and $(371) in six months 2019	(531)	(601)	(1,062)	(1,202)
Amortization of actuarial net loss (gain) included in net periodic benefit cost (income), net of income tax expense (benefit) of $396 in second quarter 2020, $251 in second quarter 2019, $793 in six months 2020, and $505 in six months 2019	1,260	834	2,527	1,675
Total pension plans and other postretirement benefits	729	233	1,465	473
Foreign currency translation adjustments, net of income tax expense (benefit) of $(151) in second quarter 2020, $114 in second quarter 2019, $(992) in six months 2020, and $7 in six months 2019	(1,038)	(4,366)	(15,369)	580
Other comprehensive income (loss)	(309)	(4,133)	(13,904)	1,053
Comprehensive income	$22,040	$70,041	$93,986	$137,432
See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share amounts)	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$102,064	$144,397
Trade and other accounts receivable, less allowance for credit losses	297,862	335,826
Inventories	354,821	365,938
Prepaid expenses and other current assets	35,277	33,237
Total current assets	790,024	879,398
Property, plant, and equipment, net	639,344	635,439
Intangibles (net of amortization) and goodwill	130,903	131,880
Prepaid pension cost	139,481	133,848
Operating lease right-of-use assets	55,935	60,505
Deferred charges and other assets	43,450	44,062
Total assets	$1,799,137	$1,885,132
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$127,401	$178,773
Accrued expenses	62,004	77,350
Dividends payable	18,530	19,217
Income taxes payable	3,508	10,632
Operating lease liabilities	12,592	14,036
Other current liabilities	9,948	8,887
Total current liabilities	233,983	308,895
Long-term debt	690,292	642,941
Operating lease liabilities-noncurrent	42,942	46,792
Other noncurrent liabilities	196,635	203,406
Total liabilities	1,163,852	1,202,034
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock and paid-in capital (with no par value; authorized shares - 80,000,000; issued and outstanding shares - 10,923,999 at June 30, 2020 and 11,188,549 at December 31, 2019)	281	1,965
Accumulated other comprehensive loss	(176,652)	(162,748)
Retained earnings	811,656	843,881
Total shareholders' equity	635,285	683,098
Total liabilities and shareholders’ equity	$1,799,137	$1,885,132
See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in thousands, except share and per-share amounts)	Common Stock and Paid-in Capital		Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at March 31, 2019	11,188,126	$431	$(176,130)	$713,895	$538,196
Net income				74,174	74,174
Other comprehensive income (loss)			(4,133)		(4,133)
Cash dividends ($1.75 per share)				(19,579)	(19,579)
Stock-based compensation		518			518
Balance at June 30, 2019	11,188,126	$949	$(180,263)	$768,490	$589,176

Balance at March 31, 2020	10,938,744	$0	$(176,343)	$815,592	$639,249
Net income				22,349	22,349
Other comprehensive income (loss)			(309)		(309)
Cash dividends ($1.90 per share)				(20,756)	(20,756)
Repurchases of common stock	(14,745)	(133)		(5,529)	(5,662)
Tax withholdings related to stock-based compensation		(8)			(8)
Stock-based compensation		422			422
Balance at June 30, 2020	10,923,999	$281	$(176,652)	$811,656	$635,285

Balance at December 31, 2018	11,184,482	$0	$(181,316)	$671,223	$489,907
Net income				136,379	136,379
Other comprehensive income (loss)			1,053		1,053
Cash dividends ($3.50 per share)				(39,158)	(39,158)
Stock-based compensation	3,644	949		46	995
Balance at June 30, 2019	11,188,126	$949	$(180,263)	$768,490	$589,176

Balance at December 31, 2019	11,188,549	$1,965	$(162,748)	$843,881	$683,098
Net income				107,890	107,890
Other comprehensive income (loss)			(13,904)		(13,904)
Cash dividends ($3.80 per share)				(41,916)	(41,916)
Repurchases of common stock	(267,128)	(1,760)		(98,240)	(100,000)
Tax withholdings related to stock-based compensation	(1,547)	(641)			(641)
Stock-based compensation	4,125	717		41	758
Balance at June 30, 2020	10,923,999	$281	$(176,652)	$811,656	$635,285

See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands)	Six Months Ended June 30,
	2020	2019
Cash and cash equivalents at beginning of year	$144,397	$73,040
Cash flows from operating activities:
Net income	107,890	136,379
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	42,356	43,716
Deferred income tax expense	3,322	4,154
Working capital changes	(60,072)	(27,079)
Cash pension and postretirement contributions	(5,152)	(4,869)
Other, net	5,953	(1,685)
Cash provided from (used in) operating activities	94,297	150,616
Cash flows from investing activities:
Capital expenditures	(40,088)	(23,219)
Other, net	(927)	0
Cash provided from (used in) investing activities	(41,015)	(23,219)
Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facility	47,059	(87,296)
Dividends paid	(41,916)	(39,158)
Repurchases of common stock	(100,000)	0
Other, net	2,217	(1,233)
Cash provided from (used in) financing activities	(92,640)	(127,687)
Effect of foreign exchange on cash and cash equivalents	(2,975)	469
(Decrease) increase in cash and cash equivalents	(42,333)	179
Cash and cash equivalents at end of period	$102,064	$73,219

See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Financial Statement Presentation
In the opinion of management, the accompanying consolidated financial statements of NewMarket Corporation and its subsidiaries contain all necessary adjustments for the fair presentation of, in all material respects, our consolidated financial position as of June 30, 2020 and December 31, 2019, and our consolidated results of operations, comprehensive income, and changes in shareholders' equity for the second quarter and six months ended June 30, 2020 and June 30, 2019, and our cash flows for the six months ended June 30, 2020 and June 30, 2019. All adjustments are of a normal, recurring nature, unless otherwise disclosed. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the NewMarket Corporation Annual Report on Form 10-K for the year ended December 31, 2019 (2019 Annual Report), as filed with the Securities and Exchange Commission (SEC). The results of operations for the six month period ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year ending December 31, 2020. The December 31, 2019 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
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
We record our accounts receivable at amortized cost and at the net amount expected to be collected. Our accounts receivable are predominantly trade receivables and are derived through the sale of petroleum additives products. Our customers primarily consist of global, national, and independent oil companies. We maintain an allowance for credit losses for expected losses resulting from our customers not making required payments. We determine the adequacy of the allowance by periodically evaluating each customer’s receivable balance, considering their financial condition and credit history, and considering current and forecasted economic conditions. The allowance for credit losses was not material at June 30, 2020 or December 31, 2019.

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

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides information on our net sales by geographic area. Information on net sales by segment is in Note 3.

	Second Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Net sales
United States	$119,928	$188,031	$301,772	$360,045
China	57,442	62,115	103,240	121,408
Europe, Middle East, Africa, India	130,944	178,593	321,567	346,912
Asia Pacific, except China	66,759	80,301	146,172	162,830
Other foreign	35,791	54,377	97,530	108,838
Net sales	$410,864	$563,417	$970,281	$1,100,033
3. Segment Information
The tables below show our consolidated segment results. The “All other” category includes the operations of the antiknock compounds business, as well as certain contracted manufacturing and services associated with Ethyl Corporation (Ethyl).
Net Sales by Segment

	Second Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Petroleum additives
Lubricant additives	$343,418	$462,659	$807,104	$899,879
Fuel additives	65,285	98,165	158,971	193,624
Total	408,703	560,824	966,075	1,093,503
All other	2,161	2,593	4,206	6,530
Net sales	$410,864	$563,417	$970,281	$1,100,033

Segment Operating Profit

	Second Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Petroleum additives	$33,061	$102,992	$146,732	$190,855
All other	(399)	(342)	(64)	169
Segment operating profit	32,662	102,650	146,668	191,024
Corporate, general, and administrative expenses	(5,467)	(4,275)	(9,698)	(9,369)
Interest and financing expenses, net	(7,005)	(7,741)	(14,109)	(15,753)
Other income (expense), net	7,078	6,057	14,485	11,597
Income before income tax expense	$27,268	$96,691	$137,346	$177,499

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Pension Plans and Other Postretirement Benefits
The table below shows cash contributions made during the six months ended June 30, 2020, as well as the remaining cash contributions we expect to make during the year ending December 31, 2020, for our domestic and foreign pension plans and domestic postretirement benefit plan.

(in thousands)	Actual Cash Contributions for Six Months Ended June 30, 2020	Expected Remaining Cash Contributions for Year Ending December 31, 2020
Domestic plans
Pension benefits	$1,447	$2,893
Postretirement benefits	894	1,788
Foreign plans
Pension benefits	2,811	2,676
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

	Domestic
	Pension Benefits		Postretirement Benefits
	Second Quarter Ended June 30,
(in thousands)	2020	2019	2020	2019
Service cost	$4,198	$3,624	$217	$194
Interest cost	3,509	3,686	346	389
Expected return on plan assets	(9,306)	(8,657)	(241)	(244)
Amortization of prior service cost (credit)	67	(19)	(757)	(757)
Amortization of actuarial net (gain) loss	1,316	854	0	0
Net periodic benefit cost (income)	$(216)	$(512)	$(435)	$(418)

	Domestic
	Pension Benefits		Postretirement Benefits
	Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Service cost	$8,395	$7,247	$434	$388
Interest cost	7,017	7,371	691	778
Expected return on plan assets	(18,611)	(17,314)	(482)	(488)
Amortization of prior service cost (credit)	133	(38)	(1,514)	(1,514)
Amortization of actuarial net (gain) loss	2,632	1,707	0	0
Net periodic benefit cost (income)	$(434)	$(1,027)	$(871)	$(836)

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Foreign
	Pension Benefits
	Second Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Service cost	$2,061	$1,618	$4,207	$3,258
Interest cost	929	1,206	1,913	2,427
Expected return on plan assets	(2,334)	(2,327)	(4,795)	(4,680)
Amortization of prior service cost (credit)	(10)	(10)	(21)	(21)
Amortization of actuarial net (gain) loss	339	235	692	474
Net periodic benefit cost (income)	$985	$722	$1,996	$1,458
5. Earnings Per Share
We had 19,858 shares of nonvested restricted stock at June 30, 2020 and 22,536 shares of nonvested restricted stock at June 30, 2019 that were excluded from the calculation of diluted earnings per share, as their effect on earnings per share would be anti-dilutive.
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

	Second Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per-share amounts)	2020	2019	2020	2019
Earnings per share numerator:
Net income attributable to common shareholders before allocation of earnings to participating securities	$22,349	$74,174	$107,890	$136,379
Earnings allocated to participating securities	42	147	154	211
Net income attributable to common shareholders after allocation of earnings to participating securities	$22,307	$74,027	$107,736	$136,168
Earnings per share denominator:
Weighted-average number of shares of common stock outstanding - basic and diluted	10,904	11,166	11,020	11,166
Earnings per share - basic and diluted	$2.05	$6.63	$9.78	$12.20
6.  Inventories

	June 30,	December 31,
(in thousands)	2020	2019
Finished goods and work-in-process	$281,351	$295,997
Raw materials	58,546	55,702
Stores, supplies, and other	14,924	14,239
	$354,821	$365,938
7. Intangibles (Net of Amortization) and Goodwill

The net carrying amount of intangibles and goodwill was $131 million at June 30, 2020 and $132 million at December 31, 2019. The gross carrying amount and accumulated amortization of each type of intangible asset and goodwill are presented in the table below.

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30, 2020		December 31, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Formulas and technology	$9,600	$6,500	$9,600	$5,416
Contract	2,000	700	2,000	600
Customer bases	14,240	11,483	14,240	10,931
Goodwill	123,746		122,987
	$149,586	$18,683	$148,827	$16,947
All of the intangibles relate to the petroleum additives segment. The change in the gross carrying amount between December 31, 2019 and June 30, 2020 is due to foreign currency fluctuation, as well as the completion in May 2020 of the purchase of the remaining outstanding capital stock of Aditivos Mexicanos, S.A. de C.V. (AMSA), which we acquired in 2017. The prior noncontrolling interest represented by the outstanding capital stock of AMSA was not material. There is no accumulated goodwill impairment.
Amortization expense was (in thousands):

Second quarter ended June 30, 2020	$1,009
Six months ended June 30, 2020	1,736
Second quarter ended June 30, 2019	1,052
Six months ended June 30, 2019	2,103
Estimated amortization expense for the remainder of 2020, as well as estimated annual amortization expense related to our intangible assets for the next five years, is expected to be (in thousands):

2020	$1,171
2021	2,156
2022	1,423
2023	907
2024	390
2025	390
We amortize the contract over 10 years; customer bases over 4 to 20 years; and formulas and technology over 3 to 6 years.
8. Long-term Debt

(in thousands)	June 30, 2020	December 31, 2019
Senior notes - 4.10% due 2022 (net of related deferred financing costs)	$348,555	$348,263
Senior notes - 3.78% due 2029	250,000	250,000
Revolving credit facility	91,737	44,678
	$690,292	$642,941
Senior Notes - The outstanding 4.10% senior notes are unsecured, with an aggregate principal amount of $350 million and are registered under the Securities Act of 1933, as amended (Securities Act). The outstanding 3.78% senior notes are unsecured and were issued in a 2017 private placement with The Prudential Insurance Company of America and certain other purchasers. The 3.78% senior notes agreement was amended in March 2020 to conform the covenants under the agreement with those in the 2020 revolving credit facility. We were in compliance with all covenants under both issuances of the senior notes as of June 30, 2020 and December 31, 2019.
Revolving Credit Facility - On March 5, 2020, we entered into a Credit Agreement (the Credit Agreement) with a term of five years. The Credit Agreement provides for a $900 million, multicurrency revolving credit facility, with a $500 million sublimit

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
The Credit Agreement contains financial covenants that require NewMarket to maintain a consolidated Leverage Ratio (as defined in the Credit Agreement) of no more than 3.75 to 1.00 except during an Increased Leverage Period (as defined in the Credit Agreement). We were in compliance with all covenants under the revolving credit facility in effect at June 30, 2020 and at December 31, 2019.
We paid financing costs in 2020 of approximately $1.3 million related to this revolving credit facility and carried over deferred financing costs from our previous revolving credit facility of approximately $1.2 million, resulting in total deferred financing costs of $2.5 million as of June 30, 2020, which we are amortizing over the term of the Credit Agreement.
The average interest rate for borrowings under the credit agreements was 1.5% during the first six months of 2020 and 3.0% during the full year of 2019.
The outstanding borrowings under the revolving credit facilities amounted to $92 million at June 30, 2020 and $45 million at December 31, 2019. Outstanding letters of credit amounted to $3 million at both June 30, 2020 and December 31, 2019 resulting in the unused portion of the credit facility in effect amounting to $806 million at June 30, 2020 and $803 million at December 31, 2019.
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

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Environmental
We are involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination, disposal of hazardous waste, and other environmental matters at several of our current or former facilities, or at third-party sites where we have been designated as a potentially responsible party (PRP). While we believe we are currently adequately accrued for known environmental issues, it is possible that unexpected future costs could have a significant impact on our consolidated financial position, results of operations, and cash flows. Our total accruals for environmental remediation, dismantling, and decontamination were approximately $10 million at June 30, 2020 and $11 million at December 31, 2019. Of the total accrual, the current portion is included in accrued expenses and the noncurrent portion is included in other noncurrent liabilities on the Condensed Consolidated Balance Sheets.
Our more significant environmental sites include a former plant site in Louisiana (the Louisiana site) and a Houston, Texas plant site (the Texas site). Together, the amounts accrued on a discounted basis related to these sites represented approximately $7 million of the total accrual above at June 30, 2020 and $8 million at December 31, 2019, using discount rates ranging from 3% to 9% for both periods. The aggregate undiscounted amount for these sites was $9 million at June 30, 2020 and $10 million at December 31, 2019. Of the total accrued for these two sites, the amount related to remediation of groundwater and soil for the Louisiana site was $4 million at both June 30, 2020 and December 31, 2019. The amount related to remediation of groundwater and soil for the Texas site was $3 million at both June 30, 2020 and December 31, 2019.
10. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
The balances of, and changes in, the components of accumulated other comprehensive loss, net of tax, consist of the following:

(in thousands)	Pension Plans and Other Postretirement Benefits	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2018	$(86,555)	$(94,761)	$(181,316)
Other comprehensive income (loss) before reclassifications	0	580	580
Amounts reclassified from accumulated other comprehensive loss (a)	473	0	473
Other comprehensive income (loss)	473	580	1,053
Balance at June 30, 2019	$(86,082)	$(94,181)	$(180,263)

Balance at December 31, 2019	$(69,795)	$(92,953)	$(162,748)
Other comprehensive income (loss) before reclassifications	0	(15,369)	(15,369)
Amounts reclassified from accumulated other comprehensive loss (a)	1,465	0	1,465
Other comprehensive income (loss)	1,465	(15,369)	(13,904)
Balance at June 30, 2020	$(68,330)	$(108,322)	$(176,652)
(a) The pension plan and other postretirement benefit components of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (income). See Note 4 in this Quarterly Report on Form 10-Q and Note 17 in our 2019 Annual Report for further information.
11. Fair Value Measurements
The carrying amount of cash and cash equivalents in the Condensed Consolidated Balance Sheets, as well as the fair value, was $102 million at June 30, 2020 and $144 million at December 31, 2019. The fair value is categorized in Level 1 of the fair value hierarchy.
No material events occurred during the six months ended June 30, 2020 requiring adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Long-term debt – We record the carrying amount of our long-term debt at historical cost, less deferred financing costs related to the 4.10% senior notes. The estimated fair value of our long-term debt is shown in the table below and is based primarily on estimated current rates available to us for debt of the same remaining duration and adjusted for nonperformance risk and credit risk. The estimated fair value of our publicly-traded 4.10% senior notes included in long-term debt in the table below is based on the last quoted price closest to June 30, 2020. The fair value of our debt instruments is categorized as Level 2.

	June 30, 2020		December 31, 2019
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$690,292	$748,286	$642,941	$677,253
12. Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" (ASU 2020-04), which provides guidance to alleviate the burden in accounting for reference rate reform by allowing certain expedients and exceptions in applying generally accepted accounting principles to contracts, hedging relationships, and other transactions impacted by reference rate reform. The provisions of ASU 2020-04 apply only to those transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. Adoption of the provisions of ASU 2020-04 are optional and are effective from March 12, 2020 through December 31, 2022. We continue to evaluate the impact of ASU 2020-04 on our consolidated financial statements, but do not currently expect a significant impact.

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
Factors that could cause actual results to differ materially from expectations include, but are not limited to, the availability of raw materials and distribution systems; disruptions at production facilities, including single-sourced facilities; hazards common to chemical businesses; the ability to respond effectively to technological changes in our industry; failure to protect our intellectual property rights; sudden or sharp raw material price increases; competition from other manufacturers; current and future governmental regulations; the gain or loss of significant customers; failure to attract and retain a highly-qualified workforce; an information technology system failure or security breach; the occurrence or threat of extraordinary events, including natural disasters, terrorist attacks, and health-related epidemics such as the COVID-19 pandemic; risks related to operating outside of the United States; political, economic, and regulatory factors concerning our products; the impact of substantial indebtedness on our operational and financial flexibility; the impact of fluctuations in foreign exchange rates; resolution of environmental liabilities or legal proceedings; limitation of our insurance coverage; our inability to realize expected benefits from investment in our infrastructure or from recent or future acquisitions, or our inability to successfully integrate recent or future acquisitions into our business; the underperformance of our pension assets resulting in additional cash contributions to our pension plans; and other factors detailed from time to time in the reports that NewMarket files with the SEC, including the risk factors in Item 1A. “Risk Factors” of our 2019 Annual Report and Part II. Item 1A. "Risk Factors" of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, which is available to shareholders upon request.
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

Overview
When comparing the results of the petroleum additives segment for the first six months of 2020 with the first six months of 2019, both net sales and operating profit decreased primarily resulting from the impact of COVID-19 on our financial results. Net sales decreased 11.7% primarily due to both lower lubricant additives and fuel additives product shipments, along with decreased selling prices and an unfavorable foreign currency impact. Petroleum additives operating profit was 23.1% lower reflecting lower product shipments and selling prices, as well as higher conversion costs, partially offset by improved raw material costs.
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
Impact of COVID-19 Pandemic and Current Economic Environment
As we expected, the second quarter of the year was significantly impacted by the COVID-19 pandemic and the resulting government restrictions on the movement of people, goods, and services to combat the spread of the virus. With dramatically less travel and miles driven, and with less industrial production, specifically with automobile plant closures, global demand for both lubricant and fuel additives declined substantially. Shipments to customers in the second quarter were down 25.1% from the first quarter of the year. Our North America and Europe/Middle East/Africa/India (EMEAI) regions experienced the most significant decreases in shipments when compared to both the same quarter last year and the first quarter of 2020. While all three months of the 2020 second quarter reflected decreased shipments compared to the same 2019 months, our overall low point was in May. In June, we saw some improvement, particularly in North America, and in the Asia Pacific region where shipments were on par with June 2019.
At this point we cannot predict how long the downturn will last, though we have seen some signs of improvement. In addition to the increased shipments in June, we are seeing substantial improvements in miles driven in both North America and Western Europe, and vehicle production is resuming around the world. The pace of improvement will depend heavily on the rate at which government restrictions are lifted and remain lifted. We expect our regions will experience varying effects on demand, based on our product portfolio, our geographic coverage, and the differing government responses to the pandemic.
With only a very few government-ordered, short-term exceptions, all of our locations around the world, including our manufacturing as well as research and development facilities, have continued to operate safely without interruption, and we expect them to continue to do so. Raw material sourcing has not been significantly impacted and we do not expect that to change over the remaining months of the year. The transportation industry continues to operate and our products are currently being delivered to our customers. Delays in the transportation industry earlier in the year related to international shipments have improved.
Our financial position remains strong. We have sufficient access to capital if needed, including our new $900 million revolving credit facility we entered into in March 2020, and do not anticipate any issues with meeting the covenants for all our debt agreements. Our major capital projects are continuing to progress substantially as planned.
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
While we do not know how long the current economic environment will continue, and the ultimate impact on our business will depend on many factors which are difficult to predict and substantially beyond our control, we believe this is a temporary situation as our products are essential for the operation of modern machinery and the transportation industry.

Results of Operations
Net Sales
Consolidated net sales for the second quarter of 2020 totaled $410.9 million, representing a decrease of $152.6 million, or 27.1%, from the second quarter of 2019. Consolidated net sales for the first six months of 2020 totaled $970.3 million, representing a decrease of $129.8 million, or 11.8%, from the first six months of 2019. The following table shows net sales by segment and product line.

	Second Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Petroleum additives
Lubricant additives	$343.4	$462.6	$807.1	$899.9
Fuel additives	65.3	98.2	159.0	193.6
Total	408.7	560.8	966.1	1,093.5
All other	2.2	2.6	4.2	6.5
Net sales	$410.9	$563.4	$970.3	$1,100.0
Petroleum Additives Segment
The regions in which we operate include North America (the United States and Canada), Latin America (Mexico, Central America, and South America), Asia Pacific, and the EMEAI region. While there is some fluctuation, the percentage of net sales generated in the regions remained fairly consistent when comparing the first six months of 2020 with the same period in 2019, as well as with the full year in 2019.
Petroleum additives net sales for the second quarter of 2020 were $408.7 million compared to $560.8 million for the second quarter of 2019, a decrease of 27.1%. Petroleum additives net sales for the first six months of 2020 were $966.1 million compared to $1.1 billion for the first six months of 2019, a decrease of 11.7%. For both the second quarter and six months comparative periods, the decreases were across all regions with the North America region representing approximately half of the petroleum additives decrease for both the second quarter and six months periods. Also during the second quarter, the

EMEAI region represented approximately 30% of the petroleum additives decrease in net sales, with Latin America and Asia Pacific experiencing smaller reductions. For the six months comparative periods, EMEAI and Asia Pacific each represented approximately 20% to 25% of the decrease in petroleum additives net sales, with the Latin America region contributing a small reduction. The reductions across all regions for both the second quarter and six months periods were predominantly the result of the impact from the COVID-19 pandemic, including lower demand for petroleum additives products reflecting the restrictions across the world on the movement of people, goods, and services.
The following table details the approximate components of the decrease in petroleum additives net sales between the second quarter and first six months of 2020 and 2019.

(in millions)	Second Quarter	Six Months
Period ended June 30, 2019	$560.8	$1,093.5
Lubricant additives shipments	(103.1)	(74.6)
Fuel additives shipments	(22.1)	(23.1)
Selling prices	(23.9)	(23.5)
Foreign currency impact, net	(3.0)	(6.2)
Period ended June 30, 2020	$408.7	$966.1
When comparing both the second quarter and the six months periods of 2020 and 2019, petroleum additives shipments accounted for a $125.2 million decrease in net sales for the second quarter comparison and a $97.7 million decrease in net sales for the six month comparison. Lower selling prices, including an unfavorable foreign currency impact, also contributed to the decrease in net sales for both the second quarter and six months comparison periods due in part to lower volumes sold of higher priced products. The United States Dollar strengthened against most of the major currencies in which we transact, resulting in an unfavorable impact to net sales for both the second quarter and six months comparative periods. The unfavorable impact was predominantly from the Euro and the Chinese Renminbi.
On a worldwide basis, the volume of product shipments for petroleum additives decreased 24.4% when comparing the two second quarter periods and 9.6% when comparing the six months of 2020 and 2019. Shipments of lubricant additives decreased across all regions for both the second quarter and six months comparative periods. Fuel additives shipment volumes also decreased for both the second quarter and six months comparative periods. The decrease in fuel additives shipments was across all regions except for a small increase in the Latin America region. The reduction in shipment volumes substantially resulted from the impact of the COVID-19 pandemic.

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
The following table reports segment operating profit for the second quarter and six months ended June 30, 2020 and June 30, 2019.

	Second Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Petroleum additives	$33.1	$103.0	$146.7	$190.9
All other	$(0.4)	$(0.3)	$0.0	$0.1
Petroleum Additives Segment
The petroleum additives segment operating profit decreased $69.9 million when comparing the second quarter of 2020 to the second quarter of 2019 and $44.1 million when comparing the first six months of 2020 to the first six months of 2019. Both comparative periods included the impact of the same factors that affected gross profit (see discussion below) including an unfavorable foreign currency translation impact.

The operating profit margin was 8.1% for the second quarter of 2020 as compared to 18.4% for the second quarter of 2019 and was 15.2% for the first six months of 2020 as compared to 17.5% for the first six months of 2019. For the rolling four quarters ended June 30, 2020, the operating profit margin for petroleum additives was 15.4%. The impact of COVID-19 during the second quarter and six months periods of 2020 resulted in lower shipment volumes and reduced net sales. Together, these factors, along with others discussed below, had a significant unfavorable impact on our operating profit margin from historical margins. Operating profit margins remain a priority, and while they will fluctuate from quarter to quarter due to multiple factors, we believe the fundamentals of our business and industry as a whole are unchanged.
Petroleum additives gross profit decreased $74.9 million when comparing the two second quarter periods and $46.6 million when comparing the first six months of 2020 and 2019. Cost of goods sold as a percentage of net sales was 76.5% for the second quarter of 2020, up from 69.5% for the second quarter of 2019 and 71.4% for the first six months of 2020, up from 70.5% for the first six months of 2019.
When comparing both the second quarters and first six months of 2020 and 2019, the decrease in gross profit resulted from unfavorable impacts from product shipments and lower selling prices (both as discussed in the Net Sales section above), as well as unfavorable conversion costs, including an unfavorable foreign currency translation impact, which together contributed over 100% of the change in both comparative periods. These unfavorable factors were partially offset by lower raw material costs.
Petroleum additives selling, general, and administrative expenses (SG&A) for the second quarter of 2020 were $1.3 million, or 4.4%, lower as compared to the second quarter of 2019, and $1.3 million, or 2.1%, lower for the first six months of 2020 as compared to the same 2019 period. SG&A as a percentage of net sales was 7.2% for the second quarter of 2020, 5.5% for the second quarter of 2019, 6.2% for the first six months of 2020 and 5.6% for the first six months of 2019. Our SG&A costs are primarily personnel-related and include salaries, benefits, and other costs associated with our workforce. While personnel-related costs fluctuate from period to period, there were no significant changes in the drivers of these costs when comparing the periods.
Our investment in petroleum additives research, development, and testing (R&D) decreased $3.6 million when comparing the second quarter of 2020 with the second quarter of 2019 and decreased $1.3 million when comparing the first six months periods of 2020 and 2019. As a percentage of net sales, R&D was 8.2% for second quarter of 2020, 6.6% for the second quarter of 2019, 7.2% for the first six months of 2020, and 6.4% for the first six months of 2019. Our R&D investments reflect our efforts to support the development of solutions that meet our customers' needs, meet new and evolving standards, and support our expansion into new product areas. Our approach to R&D investment, as it is with SG&A, is one of purposeful spending on programs to support our current product base and to ensure that we develop products to support our customers' programs in the future. R&D investments include personnel-related costs, as well as costs for internal and external testing of our products.

The following discussion references certain captions on the Consolidated Statements of Income.

Interest and Financing Expenses
Interest and financing expenses were $7.0 million for the second quarter of 2020, $7.7 million for the second quarter of 2019, $14.1 million for the first six months of 2020 and $15.8 million for the first six months of 2019. The decrease for the second quarter comparison resulted primarily from a lower average interest rate, partially offset by higher outstanding debt during the 2020 period. The decrease for the six months comparison resulted from a lower average interest rate, as well as lower outstanding debt.

Other Income (Expense), Net
Other income (expense), net was income of $6.5 million for the second quarter of 2020, $5.8 million for the second quarter of 2019, $14.0 million for the first six months of 2020 and $11.7 million for the first six months of 2019. The amounts for both the 2020 and 2019 periods primarily reflect the components of net periodic benefit cost (income), except for service cost, from defined benefit pension and postretirement plans. See Note 4 for further information on total periodic benefit cost (income).

Income Tax Expense
Income tax expense was $4.9 million for the second quarter of 2020 and $22.5 million for the second quarter of 2019. The effective tax rate was 18.0% for the second quarter of 2020 and 23.3% for the second quarter of 2019. Income tax expense decreased $16.2 million due to the lower income before income tax expense with the remaining amount of the change resulting from the lower effective income tax rate.
Income tax expense was $29.5 million for the first six months of 2020 and $41.1 million for the first six months of 2019. The effective tax rate was 21.4% for the first six months of 2020 and 23.2% for the first six months of 2019. Income tax expense decreased $9.3 million due to the lower income before income tax expense. The lower effective tax rate resulted in a $2.3 million decrease in income tax.

The decrease in the effective tax rate between both the second quarter and six months periods of 2020 and 2019 is primarily a result of a greater percentage of income being earned at our foreign locations in 2020, which are largely subject to tax rates lower than the U.S. tax rate, offset by a decrease in the foreign-derived intangible income tax benefit.

Cash Flows, Financial Condition, and Liquidity
Cash and cash equivalents at June 30, 2020 were $102.1 million, which was a decrease of $42.3 million since December 31, 2019.
Cash and cash equivalents held by our foreign subsidiaries amounted to $92.4 million at June 30, 2020 and $99.5 million at December 31, 2019. Periodically, we repatriate cash from our foreign subsidiaries to the United States through intercompany dividends and loans. We do not anticipate significant tax consequences from future distributions of foreign earnings.
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
Cash Flows – Operating Activities
Cash flows provided from operating activities for the first six months of 2020 were $94.3 million, which included the use of $60.1 million to fund higher working capital requirements. The $60.1 million excluded an unfavorable foreign currency impact to the components of working capital on the balance sheet.
The most significant changes in working capital included decreases in accounts receivable, inventory, accounts payable, and accrued expenses. The decrease in accounts receivable balances was primarily the result of lower sales, as well as slower customer payment when comparing June 30, 2020 with the end of 2019 due to the impacts of COVID-19. The change in inventory and accounts payable also resulted from the impact from COVID-19 due to reduced production and purchases reflecting decreased customer demand. The decrease in accrued expenses reflect normal payments for customer and personnel related costs.
Including cash and cash equivalents, as well as the impact of foreign currency on the balance sheet, we had total working capital of $556.0 million at June 30, 2020 and $570.5 million at December 31, 2019. The current ratio was 3.38 to 1 at June 30, 2020 and 2.85 to 1 at December 31, 2019.
Cash Flows – Investing Activities
Cash used in investing activities totaled $41.0 million during the first six months of 2020 and primarily represented capital expenditures. We currently expect that our total capital spending during 2020 will be in the $75 million to $85 million range and will include several improvements to our manufacturing and R&D infrastructure around the world. We expect to continue to finance capital spending through cash on hand and cash provided from operations, together with borrowing available under our $900 million revolving credit facility.
Cash Flows – Financing Activities
Cash used in financing activities during the first six months of 2020 amounted to $92.6 million. We paid dividends of $41.9 million and repurchased $100.0 million of our common stock. These were partially offset by additional borrowings of $47.1 million on our revolving credit facility.
Debt
Our long-term debt was $690.3 million at June 30, 2020 compared to $642.9 million at December 31, 2019.
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
At June 30, 2020, the Leverage Ratio was 1.83 under the revolving credit facility. We were in compliance with all covenants under the 4.10% senior notes, the 3.78% senior notes, and the revolving credit facility in effect at June 30, 2020 and December 31, 2019.
As a percentage of total capitalization (total long-term debt and shareholders’ equity), our total long-term debt percentage increased from 48.5% at December 31, 2019 to 52.1% at June 30, 2020. The change in the percentage resulted from the decrease in shareholders' equity along with the increase in long-term debt. The change in shareholders’ equity reflects stock repurchases, dividend payments, and the impact of foreign currency translation adjustments, offset by our earnings. Generally, we repay any outstanding long-term debt with cash from operations or refinancing activities.

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
We expect our petroleum additives segment will continue to experience significant impacts to its operating performance due to the current economic environment. Our global business will see varying effects on demand that will differ by region based on our product portfolio and geographic coverage. We expect the global market will begin to improve when government restrictions on the movement of people, goods, and services are eased, as modern transportation and machinery cannot function without our products. The rate of improvement will depend heavily on the rate at which these restrictions are lifted and the overall economic improvement. We expect that the petroleum additives market will grow in the 1% to 2% range annually for the foreseeable future with 2020 being an exception. We plan to exceed that growth rate over the long-term.
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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
At June 30, 2020, there were no material changes in our market risk from the information provided in the 2019 Annual Report.

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
There has been no change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, that occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION
ITEM 1.  Legal Proceedings
There have been no material changes to our legal proceedings as disclosed in "Legal Proceedings" in Item 3 of Part I of the 2019 Annual Report

ITEM 1A.  Risk Factors
There were no material changes during the six months ended June 30, 2020 to the risk factors disclosed in Item 1A - Risk Factors in our 2019 Annual Report and updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On December 13, 2018, our Board of Directors approved a share repurchase program authorizing management to repurchase up to $500 million of NewMarket's outstanding common stock effective January 1, 2019 until December 31, 2021, as market conditions warrant and covenants under our existing debt agreements permit. We may conduct the share repurchase in the open market, in privately negotiated transactions, through block trades or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. The repurchase program does not require NewMarket to acquire any specific number of shares and may be terminated or suspended at any time. At June 30, 2020, approximately $400 million remained available under the 2018 authorization. The following table outlines the purchases during the second quarter of 2020 under this authorization.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30	14,745	$383.97	14,745	$400,000,179
May 1 to May 31	—	0.00	0	400,000,179
June 1 to June 30	—	0.00	0	400,000,179
Total	14,745	$383.97	14,745	$400,000,179
ITEM 6.  Exhibits

Exhibit 3.1	Articles of Incorporation Amended and Restated effective April 27, 2012 (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 1-32190) filed April 30, 2012)
Exhibit 3.2	NewMarket Corporation Bylaws Amended and Restated effective August 6, 2015 (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 1- 32190) filed August 6, 2015)
Exhibit 31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald
Exhibit 31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Brian D. Paliotti
Exhibit 32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald
Exhibit 32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Brian D. Paliotti
Exhibit 101	Inline XBRL Instance Document and Related Items (the instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document)
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMARKET CORPORATION
(Registrant)

Date: July 30, 2020	By: /s/ Brian D. Paliotti
Brian D. Paliotti
Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: July 30, 2020	By: /s/ William J. Skrobacz
William J. Skrobacz
Controller
(Principal Accounting Officer)