Form 10-Q
period 2020-09-30
NEWMARKET CORP
filed 2020-10-29
CIK 1282637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Yes  ☐ No  ☒
Number of shares of common stock, without par value, outstanding as of September 30, 2020: 10,921,389

NEWMARKET CORPORATION

INDEX

PART I.    FINANCIAL INFORMATION
ITEM 1.     Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(in thousands, except per-share amounts)	Third Quarter Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	$512,869	$555,817	$1,483,150	$1,655,850
Cost of goods sold	346,262	393,090	1,038,898	1,169,421
Gross profit	166,607	162,727	444,252	486,429
Selling, general, and administrative expenses	34,690	38,122	105,837	109,916
Research, development, and testing expenses	33,113	36,387	102,168	106,748
Operating profit	98,804	88,218	236,247	269,765
Interest and financing expenses, net	6,466	6,987	20,575	22,740
Other income (expense), net	25,280	6,227	39,292	17,932
Income before income tax expense	117,618	87,458	254,964	264,957
Income tax expense	21,824	19,653	51,280	60,773
Net income	$95,794	$67,805	$203,684	$204,184
Earnings per share - basic and diluted	$8.77	$6.06	$18.52	$18.26
Cash dividends declared per share	$1.90	$1.90	$5.70	$5.40
See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(in thousands)	Third Quarter Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$95,794	$67,805	$203,684	$204,184
Other comprehensive income (loss):
Pension plans and other postretirement benefits:
Prior service credit (cost) arising during the period, net of income tax expense (benefit) of $(7) in third quarter and nine months 2020	(23)	0	(23)	0
Amortization of prior service cost (credit) included in net periodic benefit cost (income), net of income tax expense (benefit) of $(169) in third quarter 2020, $(185) in third quarter 2019, $(510) in nine months 2020, and $(556) in nine months 2019	(528)	(600)	(1,590)	(1,802)
Actuarial net gain (loss) arising during the period, net of income tax expense (benefit) of $977 in third quarter and nine months 2020 and $771 in third quarter and nine months 2019	3,008	2,501	3,008	2,501
Amortization of actuarial net loss (gain) included in net periodic benefit cost (income), net of income tax expense (benefit) of $297 in third quarter 2020, $169 in third quarter 2019, $1,090 in nine months 2020, and $674 in nine months 2019	941	570	3,468	2,245
Total pension plans and other postretirement benefits	3,398	2,471	4,863	2,944
Foreign currency translation adjustments, net of income tax expense (benefit) of $(118) in third quarter 2020, $(324) in third quarter 2019, $(1,110) in nine months 2020, and $(317) in nine months 2019	10,356	(9,819)	(5,013)	(9,239)
Other comprehensive income (loss)	13,754	(7,348)	(150)	(6,295)
Comprehensive income	$109,548	$60,457	$203,534	$197,889
See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share amounts)	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$117,701	$144,397
Trade and other accounts receivable, less allowance for credit losses	328,677	335,826
Inventories	370,104	365,938
Prepaid expenses and other current assets	37,880	33,237
Total current assets	854,362	879,398
Property, plant, and equipment, net	648,685	635,439
Intangibles (net of amortization) and goodwill	130,423	131,880
Prepaid pension cost	145,450	133,848
Operating lease right-of-use assets	58,420	60,505
Deferred charges and other assets	42,782	44,062
Total assets	$1,880,122	$1,885,132
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$187,572	$178,773
Accrued expenses	74,797	77,350
Dividends payable	18,444	19,217
Income taxes payable	5,362	10,632
Operating lease liabilities	13,270	14,036
Other current liabilities	9,454	8,887
Total current liabilities	308,899	308,895
Long-term debt	608,702	642,941
Operating lease liabilities-noncurrent	45,004	46,792
Other noncurrent liabilities	193,991	203,406
Total liabilities	1,156,596	1,202,034
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock and paid-in capital (with no par value; authorized shares - 80,000,000; issued and outstanding shares - 10,921,389 at September 30, 2020 and 11,188,549 at December 31, 2019)	287	1,965
Accumulated other comprehensive loss	(162,898)	(162,748)
Retained earnings	886,137	843,881
Total shareholders' equity	723,526	683,098
Total liabilities and shareholders’ equity	$1,880,122	$1,885,132
See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in thousands, except share and per-share amounts)	Common Stock and Paid-in Capital		Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at June 30, 2019	11,188,126	$949	$(180,263)	$768,490	$589,176
Net income				67,805	67,805
Other comprehensive income (loss)			(7,348)		(7,348)
Cash dividends ($1.90 per share)				(21,260)	(21,260)
Stock-based compensation	1,096	965			965
Balance at September 30, 2019	11,189,222	$1,914	$(187,611)	$815,035	$629,338

Balance at June 30, 2020	10,923,999	$281	$(176,652)	$811,656	$635,285
Net income				95,794	95,794
Other comprehensive income (loss)			13,754		13,754
Cash dividends ($1.90 per share)				(20,751)	(20,751)
Repurchases of common stock	(3,835)	(870)		(564)	(1,434)
Stock-based compensation	1,225	876		2	878
Balance at September 30, 2020	10,921,389	$287	$(162,898)	$886,137	$723,526

Balance at December 31, 2018	11,184,482	$0	$(181,316)	$671,223	$489,907
Net income				204,184	204,184
Other comprehensive income (loss)			(6,295)		(6,295)
Cash dividends ($5.40 per share)				(60,418)	(60,418)
Stock-based compensation	4,740	1,914		46	1,960
Balance at September 30, 2019	11,189,222	$1,914	$(187,611)	$815,035	$629,338

Balance at December 31, 2019	11,188,549	$1,965	$(162,748)	$843,881	$683,098
Net income				203,684	203,684
Other comprehensive income (loss)			(150)		(150)
Cash dividends ($5.70 per share)				(62,667)	(62,667)
Repurchases of common stock	(270,963)	(2,630)		(98,804)	(101,434)
Tax withholdings related to stock-based compensation	(1,547)	(641)			(641)
Stock-based compensation	5,350	1,593		43	1,636
Balance at September 30, 2020	10,921,389	$287	$(162,898)	$886,137	$723,526

See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands)	Nine Months Ended September 30,
	2020	2019
Cash and cash equivalents at beginning of year	$144,397	$73,040
Cash flows from operating activities:
Net income	203,684	204,184
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	63,045	65,500
Deferred income tax expense	5,405	3,982
Gain on sale of land	(16,483)	0
Working capital changes	(33,493)	(35,997)
Cash pension and postretirement contributions	(7,717)	(7,308)
Other, net	1,879	2,886
Cash provided from (used in) operating activities	216,320	233,247
Cash flows from investing activities:
Capital expenditures	(60,133)	(37,132)
Proceeds from sale of land	20,000	0
Other, net	(927)	0
Cash provided from (used in) investing activities	(41,060)	(37,132)
Cash flows from financing activities:
Net repayments under revolving credit facility	(34,678)	(126,262)
Dividends paid	(62,667)	(60,418)
Repurchases of common stock	(101,434)	0
Other, net	(1,431)	(1,899)
Cash provided from (used in) financing activities	(200,210)	(188,579)
Effect of foreign exchange on cash and cash equivalents	(1,746)	(605)
(Decrease) increase in cash and cash equivalents	(26,696)	6,931
Cash and cash equivalents at end of period	$117,701	$79,971

See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Financial Statement Presentation
In the opinion of management, the accompanying consolidated financial statements of NewMarket Corporation and its subsidiaries contain all necessary adjustments for the fair presentation of, in all material respects, our consolidated financial position as of September 30, 2020 and December 31, 2019, and our consolidated results of operations, comprehensive income, and changes in shareholders' equity for the third quarter and nine months ended September 30, 2020 and September 30, 2019, and our cash flows for the nine months ended September 30, 2020 and September 30, 2019. All adjustments are of a normal, recurring nature, unless otherwise disclosed. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the NewMarket Corporation Annual Report on Form 10-K for the year ended December 31, 2019 (2019 Annual Report), as filed with the Securities and Exchange Commission (SEC). The results of operations for the nine month period ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year ending December 31, 2020. The December 31, 2019 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
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
We record our accounts receivable at amortized cost and at the net amount expected to be collected. Our accounts receivable are predominantly trade receivables and are derived through the sale of petroleum additives products. Our customers primarily consist of global, national, and independent oil companies. We maintain an allowance for credit losses for expected losses resulting from our customers not making required payments. We determine the adequacy of the allowance by periodically evaluating each customer’s receivable balance, considering their financial condition and credit history, and considering current and forecasted economic conditions. The allowance for credit losses was not material at September 30, 2020 or December 31, 2019.

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

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides information on our net sales by geographic area. Information on net sales by segment is in Note 3.

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Net sales
United States	$175,086	$191,830	$476,858	$551,875
China	56,531	49,219	159,771	170,627
Europe, Middle East, Africa, India	161,484	179,685	483,051	526,597
Asia Pacific, except China	64,498	77,823	210,670	240,653
Other foreign	55,270	57,260	152,800	166,098
Net sales	$512,869	$555,817	$1,483,150	$1,655,850
3. Segment Information
The tables below show our consolidated segment results. The “All other” category includes the operations of the antiknock compounds business, as well as certain contracted manufacturing and services associated with Ethyl Corporation (Ethyl).
Net Sales by Segment

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Petroleum additives
Lubricant additives	$432,938	$448,629	$1,240,042	$1,348,508
Fuel additives	77,342	101,997	236,313	295,621
Total	510,280	550,626	1,476,355	1,644,129
All other	2,589	5,191	6,795	11,721
Net sales	$512,869	$555,817	$1,483,150	$1,655,850

Segment Operating Profit

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Petroleum additives	$102,186	$94,765	$248,918	$285,620
All other	2,015	(77)	1,951	92
Segment operating profit	104,201	94,688	250,869	285,712
Corporate, general, and administrative expenses	(5,565)	(6,473)	(15,263)	(15,842)
Interest and financing expenses, net	(6,466)	(6,987)	(20,575)	(22,740)
Other income (expense), net	25,448	6,230	39,933	17,827
Income before income tax expense	$117,618	$87,458	$254,964	$264,957

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.    Pension Plans and Other Postretirement Benefits
The table below shows cash contributions made during the nine months ended September 30, 2020, as well as the remaining cash contributions we expect to make during the year ending December 31, 2020, for our domestic and foreign pension plans and domestic postretirement benefit plan.

(in thousands)	Actual Cash Contributions for Nine Months Ended September 30, 2020	Expected Remaining Cash Contributions for Year Ending December 31, 2020
Domestic plans
Pension benefits	$2,169	$723
Postretirement benefits	1,372	457
Foreign plans
Pension benefits	4,176	1,646
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

	Domestic
	Pension Benefits		Postretirement Benefits
	Third Quarter Ended September 30,
(in thousands)	2020	2019	2020	2019
Service cost	$4,012	$2,809	$250	$150
Interest cost	3,311	3,478	314	358
Expected return on plan assets	(9,309)	(8,661)	(222)	(223)
Amortization of prior service cost (credit)	70	(19)	(757)	(757)
Amortization of actuarial net (gain) loss	874	507	0	0
Net periodic benefit cost (income)	$(1,042)	$(1,886)	$(415)	$(472)

	Domestic
	Pension Benefits		Postretirement Benefits
	Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Service cost	$12,407	$10,056	$684	$538
Interest cost	10,328	10,849	1,005	1,136
Expected return on plan assets	(27,920)	(25,975)	(704)	(711)
Amortization of prior service cost (credit)	203	(57)	(2,271)	(2,271)
Amortization of actuarial net (gain) loss	3,506	2,214	0	0
Net periodic benefit cost (income)	$(1,476)	$(2,913)	$(1,286)	$(1,308)

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Foreign
	Pension Benefits
	Third Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Service cost	$2,153	$1,575	$6,360	$4,833
Interest cost	967	1,166	2,880	3,593
Expected return on plan assets	(2,426)	(2,238)	(7,221)	(6,918)
Amortization of prior service cost (credit)	(12)	(11)	(33)	(32)
Amortization of actuarial net (gain) loss	355	230	1,047	704
Net periodic benefit cost (income)	$1,037	$722	$3,033	$2,180
5.    Earnings Per Share
We had 19,963 shares of nonvested restricted stock at September 30, 2020 and 22,512 shares of nonvested restricted stock at September 30, 2019 that were excluded from the calculation of diluted earnings per share, as their effect on earnings per share would be anti-dilutive.
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

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per-share amounts)	2020	2019	2020	2019
Earnings per share numerator:
Net income attributable to common shareholders before allocation of earnings to participating securities	$95,794	$67,805	$203,684	$204,184
Earnings allocated to participating securities	172	137	326	348
Net income attributable to common shareholders after allocation of earnings to participating securities	$95,622	$67,668	$203,358	$203,836
Earnings per share denominator:
Weighted-average number of shares of common stock outstanding - basic and diluted	10,903	11,167	10,981	11,166
Earnings per share - basic and diluted	$8.77	$6.06	$18.52	$18.26
6.        Inventories

	September 30,	December 31,
(in thousands)	2020	2019
Finished goods and work-in-process	$302,756	$295,997
Raw materials	51,892	55,702
Stores, supplies, and other	15,456	14,239
	$370,104	$365,938
7.    Intangibles (Net of Amortization) and Goodwill

The net carrying amount of intangibles and goodwill was $130 million at September 30, 2020 and $132 million at December 31, 2019. The gross carrying amount and accumulated amortization of each type of intangible asset and goodwill are presented in the table below.

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30, 2020		December 31, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Formulas and technology	$9,600	$6,758	$9,600	$5,416
Contract	2,000	750	2,000	600
Customer bases	14,240	11,761	14,240	10,931
Goodwill	123,852		122,987
	$149,692	$19,269	$148,827	$16,947
All of the intangibles relate to the petroleum additives segment. The change in the gross carrying amount between December 31, 2019 and September 30, 2020 is due to foreign currency fluctuation, as well as the completion in May 2020 of the purchase of the remaining outstanding capital stock of Aditivos Mexicanos, S.A. de C.V. (AMSA), which we acquired in 2017. The prior noncontrolling interest represented by the outstanding capital stock of AMSA was not material. There is no accumulated goodwill impairment.
Amortization expense was (in thousands):

Third quarter ended September 30, 2020	$586
Nine months ended September 30, 2020	2,322
Third quarter ended September 30, 2019	1,051
Nine months ended September 30, 2019	3,154
Estimated amortization expense for the remainder of 2020, as well as estimated annual amortization expense related to our intangible assets for the next five years, is expected to be (in thousands):

2020	$585
2021	2,156
2022	1,423
2023	907
2024	390
2025	390
We amortize the contract over 10 years; customer bases over 4 to 20 years; and formulas and technology over 3 to 6 years.
8.    Long-term Debt

(in thousands)	September 30, 2020	December 31, 2019
Senior notes - 4.10% due 2022 (net of related deferred financing costs)	$348,702	$348,263
Senior notes - 3.78% due 2029	250,000	250,000
Revolving credit facility	10,000	44,678
	$608,702	$642,941
Senior Notes - The outstanding 4.10% senior notes are unsecured, with an aggregate principal amount of $350 million and are registered under the Securities Act of 1933, as amended (Securities Act). The outstanding 3.78% senior notes are unsecured and were issued in a 2017 private placement with The Prudential Insurance Company of America and certain other purchasers. The 3.78% senior notes agreement was amended in March 2020 to conform the covenants under the agreement with those in the 2020 revolving credit facility. We were in compliance with all covenants under both issuances of the senior notes as of September 30, 2020 and December 31, 2019.
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
The Credit Agreement contains financial covenants that require NewMarket to maintain a consolidated Leverage Ratio (as defined in the Credit Agreement) of no more than 3.75 to 1.00 except during an Increased Leverage Period (as defined in the Credit Agreement). We were in compliance with all covenants under the revolving credit facility in effect at September 30, 2020 and at December 31, 2019.
We paid financing costs in 2020 of approximately $1.3 million related to this revolving credit facility and carried over deferred financing costs from our previous revolving credit facility of approximately $1.2 million, resulting in total deferred financing costs of $2.5 million as of September 30, 2020, which we are amortizing over the term of the Credit Agreement.
The average interest rate for borrowings under the credit agreements was 1.4% during the first nine months of 2020 and 3.0% during the full year of 2019.
The outstanding borrowings under the revolving credit facilities amounted to $10 million at September 30, 2020 and $45 million at December 31, 2019. Outstanding letters of credit amounted to $2 million at September 30, 2020 and $3 million at December 31, 2019 resulting in the unused portion of the credit facility in effect amounting to $888 million at September 30, 2020 and $803 million at December 31, 2019.
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

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Environmental
We are involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination, disposal of hazardous waste, and other environmental matters at several of our current or former facilities, or at third-party sites where we have been designated as a potentially responsible party (PRP). While we believe we are currently adequately accrued for known environmental issues, it is possible that unexpected future costs could have a significant impact on our consolidated financial position, results of operations, and cash flows. Our total accruals for environmental remediation, dismantling, and decontamination were approximately $10 million at September 30, 2020 and $11 million at December 31, 2019. Of the total accrual, the current portion is included in accrued expenses and the noncurrent portion is included in other noncurrent liabilities on the Condensed Consolidated Balance Sheets.
Our more significant environmental sites include a former plant site in Louisiana (the Louisiana site) and a Houston, Texas plant site (the Texas site). Together, the amounts accrued on a discounted basis related to these sites represented approximately $7 million of the total accrual above at September 30, 2020 and $8 million at December 31, 2019, using discount rates ranging from 3% to 9% for both periods. The aggregate undiscounted amount for these sites was $9 million at September 30, 2020 and $10 million at December 31, 2019. Of the total accrued for these two sites, the amount related to remediation of groundwater and soil for the Louisiana site was $3 million at September 30, 2020 and $4 million at December 31, 2019. The amount related to remediation of groundwater and soil for the Texas site was $3 million at both September 30, 2020 and December 31, 2019.
10.    Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
The balances of, and changes in, the components of accumulated other comprehensive loss, net of tax, consist of the following:

(in thousands)	Pension Plans and Other Postretirement Benefits	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2018	$(86,555)	$(94,761)	$(181,316)
Other comprehensive income (loss) before reclassifications	2,501	(9,239)	(6,738)
Amounts reclassified from accumulated other comprehensive loss (a)	443	0	443
Other comprehensive income (loss)	2,944	(9,239)	(6,295)
Balance at September 30, 2019	$(83,611)	$(104,000)	$(187,611)

Balance at December 31, 2019	$(69,795)	$(92,953)	$(162,748)
Other comprehensive income (loss) before reclassifications	2,985	(5,013)	(2,028)
Amounts reclassified from accumulated other comprehensive loss (a)	1,878	0	1,878
Other comprehensive income (loss)	4,863	(5,013)	(150)
Balance at September 30, 2020	$(64,932)	$(97,966)	$(162,898)
(a) The pension plan and other postretirement benefit components of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (income). See Note 4 in this Quarterly Report on Form 10-Q and Note 17 in our 2019 Annual Report for further information.
11.    Fair Value Measurements
The carrying amount of cash and cash equivalents in the Condensed Consolidated Balance Sheets, as well as the fair value, was $118 million at September 30, 2020 and $144 million at December 31, 2019. The fair value is categorized in Level 1 of the fair value hierarchy.
No material events occurred during the nine months ended September 30, 2020 requiring adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Long-term debt – We record the carrying amount of our long-term debt at historical cost, less deferred financing costs related to the 4.10% senior notes. The estimated fair value of our long-term debt is shown in the table below and is based primarily on estimated current rates available to us for debt of the same remaining duration and adjusted for nonperformance risk and credit risk. The estimated fair value of our publicly-traded 4.10% senior notes included in long-term debt in the table below is based on the last quoted price closest to September 30, 2020. The fair value of our debt instruments is categorized as Level 2.

	September 30, 2020		December 31, 2019
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$608,702	$662,784	$642,941	$677,253
12.    Recent Accounting Pronouncements
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
Factors that could cause actual results to differ materially from expectations include, but are not limited to, the availability of raw materials and distribution systems; disruptions at production facilities, including single-sourced facilities; hazards common to chemical businesses; the ability to respond effectively to technological changes in our industry; failure to protect our intellectual property rights; sudden or sharp raw material price increases; competition from other manufacturers; current and future governmental regulations; the gain or loss of significant customers; failure to attract and retain a highly-qualified workforce; an information technology system failure or security breach; the occurrence or threat of extraordinary events, including natural disasters, terrorist attacks, and health-related epidemics such as the COVID-19 pandemic; risks related to operating outside of the United States; political, economic, and regulatory factors concerning our products; the impact of substantial indebtedness on our operational and financial flexibility; the impact of fluctuations in foreign exchange rates; resolution of environmental liabilities or legal proceedings; limitation of our insurance coverage; our inability to realize expected benefits from investment in our infrastructure or from recent or future acquisitions, or our inability to successfully integrate recent or future acquisitions into our business; the underperformance of our pension assets resulting in additional cash contributions to our pension plans; and other factors detailed from time to time in the reports that NewMarket files with the SEC, including the risk factors in Item 1A. “Risk Factors” of our 2019 Annual Report and Part II. Item 1A. "Risk Factors" of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, which are available to shareholders upon request.
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

Overview
When comparing the results of the petroleum additives segment for the first nine months of 2020 with the first nine months of 2019, both net sales and operating profit decreased primarily resulting from the economic disruption from COVID-19. Net sales for the nine months comparative period decreased 10.2% primarily due to both lower lubricant additives and fuel additives product shipments, along with decreased selling prices and an unfavorable foreign currency impact. While there was improvement in petroleum additives operating profit for the third quarter comparative periods, for the nine months comparative periods, operating profit was 12.9% lower reflecting lower product shipments and selling prices, as well as higher conversion costs, partially offset by improved raw material costs.
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
Impact of COVID-19 Pandemic and Current Economic Environment
The results for the first nine months of 2020 reflect a significant impact from the COVID-19 pandemic and the resulting government restrictions on the movement of people, goods, and services to combat the spread of the virus. With dramatically less travel and miles driven, and with less industrial production, specifically with automobile plant closures, global demand for both lubricant and fuel additives declined when comparing the first nine months of 2020 and the first nine months of 2019 as reflected by a 7.5% decrease in shipment volumes.
Our third quarter 2020 operating results reflected improvement in some of the key drivers that affect the performance of our business, consistent with what we began to experience near the end of the second quarter of 2020. With gasoline consumption and miles driven continuing to show improvement and industrial production beginning to rebound, specifically related to automobile plants reopening and producing vehicles, demand for both our lubricant and fuel additives increased steadily throughout the third quarter. These improvements helped to drive an increase in shipments to customers in the third quarter of 2020 of over 25% from the second quarter of 2020. The pace and stability of improvement will depend heavily on economic recovery and the rate at which government restrictions are lifted and remain lifted.
With only a very few government-ordered, short-term exceptions, all of our locations around the world, including our manufacturing and research and development facilities, have continued to operate safely without interruption, and we expect them to continue to do so. Raw material sourcing has not been significantly impacted and we do not expect that to change over the remaining months of the year. The transportation industry continues to operate and our products are currently being delivered to our customers.
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

Results of Operations
Net Sales
Consolidated net sales for the third quarter of 2020 totaled $512.9 million, representing a decrease of $42.9 million, or 7.7%, from the third quarter of 2019. Consolidated net sales for the first nine months of 2020 totaled $1.5 billion, representing a decrease of $172.7 million, or 10.4%, from the first nine months of 2019. The following table shows net sales by segment and product line.

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Petroleum additives
Lubricant additives	$432.9	$448.6	$1,240.1	$1,348.5
Fuel additives	77.4	102.0	236.3	295.6
Total	510.3	550.6	1,476.4	1,644.1
All other	2.6	5.2	6.8	11.8
Net sales	$512.9	$555.8	$1,483.2	$1,655.9
Petroleum Additives Segment
The regions in which we operate include North America (the United States and Canada), Latin America (Mexico, Central America, and South America), Asia Pacific, and the EMEAI region. While there is some fluctuation, the percentage of net sales generated in the regions remained fairly consistent when comparing the first nine months of 2020 with the same period in 2019, as well as with the full year in 2019.
Petroleum additives net sales for the third quarter of 2020 were $510.3 million compared to $550.6 million for the third quarter of 2019, a decrease of 7.3%. Petroleum additives net sales for the first nine months of 2020 were $1.5 billion compared to $1.6 billion for the first nine months of 2019, a decrease of 10.2%. For the third quarter comparative period, the decrease was across all regions except for the Latin America region which experienced a slight increase in petroleum additives net sales. The decrease for the nine months comparative period was across all regions. The North America region represented approximately 40% of the petroleum additives decrease for the third quarter period and nearly half of the decrease for the nine month period. Also during the third quarter, the EMEAI region represented approximately 45% of the petroleum additives decrease in net sales, with Asia Pacific representing approximately 15% decrease and Latin America experiencing a small increase. For the nine months comparative periods, EMEAI and Asia Pacific each represented approximately 25% of the decrease in petroleum additives net sales, with the Latin America region contributing a small reduction. The reductions for the third quarter and nine months periods were predominantly the result of the economic disruption due to the COVID-19 pandemic, including lower demand for petroleum additives products reflecting the restrictions across the world on the movement of people, goods, and services.
The following table details the approximate components of the decrease in petroleum additives net sales between the third quarter and first nine months of 2020 and 2019.

(in millions)	Third Quarter	Nine Months
Period ended September 30, 2019	$550.6	$1,644.1
Lubricant additives shipments	(1.2)	(75.2)
Fuel additives shipments	(12.3)	(35.5)
Selling prices	(29.3)	(53.2)
Foreign currency impact, net	2.5	(3.8)
Period ended September 30, 2020	$510.3	$1,476.4
When comparing both the third quarter and the nine months periods of 2020 and 2019, petroleum additives shipments accounted for a $13.5 million decrease in net sales for the third quarter comparison and a $110.7 million decrease in net sales for the nine months comparison. Lower selling prices, along with an unfavorable foreign currency impact for the nine months comparison and a partially offsetting favorable foreign currency impact for the third quarter comparison, also contributed to the decrease in net sales for both the third quarter and nine month comparative periods. The United States Dollar weakened against the Euro when comparing the third quarter of 2020 and the third quarter of 2019 resulting in a favorable impact to petroleum additives net sales during the third quarter of 2020. The United States Dollar strengthened against the Euro, Chinese Renminbi, and Indian Rupee, resulting in an unfavorable impact to net sales for the nine months comparative periods.
On a worldwide basis, the volume of product shipments for petroleum additives decreased 3.2% when comparing the two third quarter periods and 7.5% when comparing the first nine months of 2020 and 2019. Shipments of lubricant additives decreased in the Asia Pacific and EMEAI regions for both the third quarter and nine months comparative periods. Lubricant additives shipments increased in the North America and Latin America regions for the third quarter comparative periods, but decreased in North America for the nine month comparative periods. Lubricant additives shipments in the Latin America region were substantially unchanged for the nine month comparative periods. Fuel additives shipment volumes decreased for both the third quarter and nine months comparative periods. The decrease in fuel additives shipments was predominantly in the North America and EMEAI regions, substantially resulting from the impact of the COVID-19 pandemic.

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
The following table reports segment operating profit for the third quarter and nine months ended September 30, 2020 and September 30, 2019.

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Petroleum additives	$102.2	$94.8	$248.9	$285.6
All other	$2.0	$(0.1)	$2.0	$0.1
Petroleum Additives Segment
The petroleum additives segment operating profit increased $7.4 million when comparing the third quarter of 2020 to the third quarter of 2019 and decreased $36.7 million when comparing the first nine months of 2020 to the first nine months of 2019. Both comparative periods included the impact of the same factors that affected gross profit (see discussion below) including an unfavorable foreign currency translation impact.

The operating profit margin was 20.0% for the third quarter of 2020 as compared to 17.2% for the third quarter of 2019 and was 16.9% for the first nine months of 2020 as compared to 17.4% for the first nine months of 2019. For the rolling four quarters ended September 30, 2020, the operating profit margin for petroleum additives was 16.1%. While we have experienced some recovery during the third quarter of 2020, the economic disruption from COVID-19 during the first nine months of 2020 resulted in lower shipment volumes and reduced net sales. Together, these factors, along with others discussed below, had an unfavorable impact on our nine months 2020 operating profit margin from historical margins. Operating profit margins remain a priority, and while they will fluctuate from quarter to quarter due to multiple factors, we believe the fundamentals of our business and industry as a whole are unchanged.
Petroleum additives gross profit increased $1.4 million when comparing the two third quarter periods, but decreased $45.1 million when comparing the first nine months of 2020 and 2019. Cost of goods sold as a percentage of net sales was 67.9% for the third quarter of 2020, down from 70.5% for the third quarter of 2019, and 70.2% for the first nine months of 2020, down slightly from 70.5% for the first nine months of 2019.
When comparing the third quarters of 2020 and 2019, the slight improvement in gross profit resulted from a favorable impact from raw material costs, which was substantially offset by unfavorable impacts from product shipments and lower selling prices (both as discussed in the Net Sales section above), as well as unfavorable conversion costs. When comparing the first nine months of 2020 and 2019, the decrease in gross profit resulted from unfavorable impacts from product shipments and lower selling prices (both as discussed in the Net Sales section above), as well as unfavorable conversion costs, including an unfavorable foreign currency translation impact, which together contributed over 100% of the change in the nine months comparative period. These unfavorable factors for the nine months comparison were partially offset by lower raw material costs.
Petroleum additives selling, general, and administrative expenses (SG&A) for the third quarter of 2020 were $2.7 million, or 8.6%, lower as compared to the third quarter of 2019, and $4.0 million, or 4.3%, lower for the first nine months of 2020 as compared to the same 2019 period. SG&A as a percentage of net sales was 5.6% for the third quarter of 2020, 5.7% for the third quarter of 2019, 6.0% for the first nine months of 2020 and 5.6% for the first nine months of 2019. Our SG&A costs are primarily personnel-related and include salaries, benefits, and other costs associated with our workforce, including travel expenses. While personnel-related costs fluctuate from period to period, there were no significant changes in the drivers of these costs when comparing the periods other than reduced travel expenses due to the impact of COVID-19.
Our investment in petroleum additives research, development, and testing (R&D) decreased $3.3 million when comparing the third quarter of 2020 with the third quarter of 2019 and decreased $4.6 million when comparing the first nine months periods of 2020 and 2019. As a percentage of net sales, R&D was 6.5% for third quarter of 2020, 6.6% for the third quarter of 2019, 6.9% for the first nine months of 2020, and 6.5% for the first nine months of 2019. Our R&D investments reflect our efforts to support the development of solutions that meet our customers' needs, meet new and evolving standards, and support our expansion into new product areas. Our approach to R&D investment, as it is with SG&A, is one of purposeful spending on programs to support our current product base and to ensure that we develop products to support our customers' programs in the future. R&D investments include personnel-related costs, as well as costs for internal and external testing of our products.

The following discussion references certain captions on the Consolidated Statements of Income.

Interest and Financing Expenses
Interest and financing expenses were $6.5 million for the third quarter of 2020, $7.0 million for the third quarter of 2019, $20.6 million for the first nine months of 2020 and $22.7 million for the first nine months of 2019. The decrease for both the third quarter and nine months comparison resulted primarily from a lower average interest rate during the 2020 periods.

Other Income (Expense), Net
Other income (expense), net was income of $25.3 million for the third quarter of 2020, $6.2 million for the third quarter of 2019, $39.3 million for the first nine months of 2020, and $17.9 million for the first nine months of 2019. Both the third quarter and nine month periods of 2020 included a gain of $16.5 million related to the sale of a non-operating parcel of real estate. The amounts for both the 2020 and 2019 periods also include the components of net periodic benefit cost (income), except for service cost, from defined benefit pension and postretirement plans. See Note 4 for further information on total periodic benefit cost (income).

Income Tax Expense
Income tax expense was $21.8 million for the third quarter of 2020 and $19.7 million for the third quarter of 2019. The effective tax rate was 18.6% for the third quarter of 2020 and 22.5% for the third quarter of 2019. Income tax expense increased $6.8 million due to the higher income before income tax expense. The lower effective income tax rate resulted in a $4.7 million decrease in income tax.
Income tax expense was $51.3 million for the first nine months of 2020 and $60.8 million for the first nine months of 2019. The effective tax rate was 20.1% for the first nine months of 2020 and 22.9% for the first nine months of 2019. Income tax expense decreased $2.3 million due to the lower income before income tax expense. The lower effective tax rate resulted in a $7.2 million decrease in income tax.
The decrease in the effective tax rates for both the third quarter and nine months is primarily a result of finalizing certain 2019 tax filings.

Cash Flows, Financial Condition, and Liquidity
Cash and cash equivalents at September 30, 2020 were $117.7 million, which was a decrease of $26.7 million since December 31, 2019.
Cash and cash equivalents held by our foreign subsidiaries amounted to $90.3 million at September 30, 2020 and $99.5 million at December 31, 2019. Periodically, we repatriate cash from our foreign subsidiaries to the United States through intercompany dividends and loans. We do not anticipate significant tax consequences from future distributions of foreign earnings.
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
Cash Flows – Operating Activities
Cash flows provided from operating activities for the first nine months of 2020 were $216.3 million, adjusted for the use of $33.5 million to fund higher working capital requirements, as well as a gain of $16.5 million related to the sale of a parcel of non-operating real estate. The $33.5 million used for working capital excluded an unfavorable foreign currency impact to the components of working capital on the balance sheet.
The most significant changes in working capital included a decrease in accounts receivable, as well as an increase in accounts payable. The decrease in accounts receivable balances when comparing September 30, 2020 with the end of 2019 was primarily the result of lower sales, as well as slower customer payment due to the impacts of COVID-19. The increase in accounts payable reflected normal fluctuations across the regions.
Including cash and cash equivalents, as well as the impact of foreign currency on the balance sheet, we had total working capital of $545.5 million at September 30, 2020 and $570.5 million at December 31, 2019. The current ratio was 2.77 to 1 at September 30, 2020 and 2.85 to 1 at December 31, 2019.
Cash Flows – Investing Activities
Cash used in investing activities totaled $41.1 million during the first nine months of 2020 and primarily represented capital expenditures, partially offset by the proceeds from the sale of the parcel of non-operating real estate. We currently expect that our total capital spending during 2020 will be in the $75 million to $85 million range and will include several improvements to our manufacturing and R&D infrastructure around the world. We expect to continue to finance capital spending through cash on hand and cash provided from operations, together with borrowing available under our $900 million revolving credit facility.
Cash Flows – Financing Activities
Cash used in financing activities during the first nine months of 2020 amounted to $200.2 million. We repurchased $101.4 million of our common stock, paid dividends of $62.7 million, and repaid $34.7 million under our revolving credit facility.
Debt
Our long-term debt was $608.7 million at September 30, 2020 compared to $642.9 million at December 31, 2019.
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
At September 30, 2020, the Leverage Ratio was 1.5 under the revolving credit facility. We were in compliance with all covenants under the 4.10% senior notes, the 3.78% senior notes, and the revolving credit facility in effect at September 30, 2020 and December 31, 2019.
As a percentage of total capitalization (total long-term debt and shareholders’ equity), our total long-term debt percentage decreased from 48.5% at December 31, 2019 to 45.7% at September 30, 2020. The change in the percentage resulted from the increase in shareholders' equity along with the decrease in long-term debt. The change in shareholders’ equity reflects our earnings offset by stock repurchases, dividend payments, and the impact of foreign currency translation adjustments. Generally, we repay any outstanding long-term debt with cash from operations or refinancing activities.

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
We expect our petroleum additives segment will continue to experience impacts to its operating performance due to the current economic environment. Our global business will see varying effects on demand that will differ by region based on our product portfolio and geographic coverage. The global market should stabilize when government restrictions on the movement of people, goods, and services normalize, as modern transportation and machinery cannot function without our products. We expect that the petroleum additives market will grow in the 1% to 2% range annually for the foreseeable future with 2020 being an exception. We plan to exceed that growth rate over the long-term.
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

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk
At September 30, 2020, there were no material changes in our market risk from the information provided in the 2019 Annual Report.

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
There has been no change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION
ITEM 1.     Legal Proceedings
There have been no material changes to our legal proceedings as disclosed in "Legal Proceedings" in Item 3 of Part I of the 2019 Annual Report.

ITEM 1A.     Risk Factors
There were no material changes during the nine months ended September 30, 2020 to the risk factors disclosed in Item 1A - Risk Factors in our 2019 Annual Report and updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On December 13, 2018, our Board of Directors approved a share repurchase program authorizing management to repurchase up to $500 million of NewMarket's outstanding common stock effective January 1, 2019 until December 31, 2021, as market conditions warrant and covenants under our existing debt agreements permit. We may conduct the share repurchases in the open market, in privately negotiated transactions, through block trades or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. The repurchase program does not require NewMarket to acquire any specific number of shares and may be terminated or suspended at any time. At September 30, 2020, approximately $399 million remained available under the 2018 authorization. The following table outlines the purchases during the third quarter of 2020 under this authorization.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31	3,835	$373.88	3,835	$398,566,341
August 1 to August 31	0	0.00	0	398,566,341
September 1 to September 30	0	0.00	0	398,566,341
Total	3,835	$373.88	3,835	$398,566,341
ITEM 6.     Exhibits

Exhibit 3.1	Articles of Incorporation Amended and Restated effective April 27, 2012 (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 1-32190) filed April 30, 2012)
Exhibit 3.2	NewMarket Corporation Bylaws Amended and Restated effective August 6, 2015 (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 1- 32190) filed August 6, 2015)
Exhibit 31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald
Exhibit 31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Brian D. Paliotti
Exhibit 32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald
Exhibit 32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Brian D. Paliotti
Exhibit 101	Inline XBRL Instance Document and Related Items (the instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document)
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMARKET CORPORATION
(Registrant)

Date: October 29, 2020	By: /s/ Brian D. Paliotti
Brian D. Paliotti
Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: October 29, 2020	By: /s/ William J. Skrobacz
William J. Skrobacz
Controller
(Principal Accounting Officer)