Form 10-K
period 2020-12-31
NEWMARKET CORP
filed 2021-02-16
CIK 1282637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter): $3,166,356,273*
Number of shares of Common Stock outstanding as of January 31, 2021: 10,921,342

DOCUMENTS INCORPORATED BY REFERENCE
Portions of NewMarket Corporation’s definitive Proxy Statement for its 2021 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 are incorporated by reference into Part III of this Annual Report on Form 10-K.

*    In determining this figure, an aggregate of 3,017,596 shares of Common Stock as beneficially owned by Bruce C. Gottwald and members of his immediate family have been excluded and treated as shares held by affiliates. See Item 12. The aggregate market value has been computed on the basis of the closing price on the New York Stock Exchange on June 30, 2020.

Form 10-K

PART I

ITEM 1.    BUSINESS
NewMarket Corporation (NewMarket) (NYSE: NEU) is a holding company and is the parent company of Afton Chemical Corporation (Afton), Ethyl Corporation (Ethyl), NewMarket Services Corporation (NewMarket Services), and NewMarket Development Corporation (NewMarket Development).
Each of our subsidiaries manages its own assets and liabilities. Afton manufactures and sells petroleum additives, while Ethyl represents the sale of antiknock compounds in North America, as well as certain contracted manufacturing and services. NewMarket Development manages the real property that we own in Virginia. NewMarket Services provides various administrative services to NewMarket, Afton, Ethyl, and NewMarket Development. NewMarket Services departmental expenses and other expenses are billed to each subsidiary pursuant to services agreements between the companies.
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
We have operations in North America, Europe, Asia, and South America. The economies are generally stable in the countries where we do most of our business, although many of those countries have experienced economic challenges in the past. In countries with more political or economic uncertainty, we generally minimize our risk of loss by utilizing U.S. Dollar-denominated transactions, letters of credit, and prepaid transactions. Further information on our operations in the various geographic areas is in Note 4 of the Notes to Consolidated Financial Statements.
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
NewMarket Development manages the real property we own in Richmond, Virginia consisting of approximately 54 acres. Our corporate offices are included in this acreage, as well as a research and testing facility, and several acres dedicated to other uses. We are currently exploring various development opportunities for portions of the property as the demand warrants. This effort is ongoing in nature, as we have no specific timeline for any future developments.
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
Lubricants are widely used in operating machinery from transportation vehicles to heavy industrial equipment. Lubricants provide a layer of protection between moving mechanical parts. Without this layer of protection, the normal functioning of machinery would not occur. Effective lubricants reduce downtime and increase efficiency. Specifically, lubricants serve the following main functions:
•friction reduction—Friction is reduced by maintaining a thin film of lubricant between moving surfaces, preventing them from coming into direct contact with one another and reducing wear on moving machinery, thereby providing longer life and operational efficiency.
•heat removal—Lubricants act as coolants by removing heat resulting either from friction or through contact with other, higher temperature materials.
•containment of contaminants—Lubricants function by carrying contaminants away from the machinery and neutralizing the harmful impact of the by-products created by combustion.
The functionality of lubricants is created through an exact balance between a base fluid and performance enhancing additives. This balance is the goal of effective formulations achieved by experienced research and development professionals. We offer a full line of lubricant additive packages, each of which is composed of component chemicals specially selected to perform desired functions. We manufacture most of the chemical components and blend these components to create formulated additive packages designed to meet industry and customer specifications. Lubricant additive components are generally classified based upon their intended functionality, including:
•detergents, which clean moving parts of engines and machines, suspend oil contaminants and combustion by-products, and absorb acidic combustion products;
•dispersants, which serve to inhibit the formation of sludge and particulates;
•extreme pressure/antiwear agents, which reduce wear on moving engine and machinery parts;
•viscosity index modifiers, which improve the viscosity and temperature characteristics of lubricants and help the lubricant flow evenly to all parts of an engine or machine; and
•antioxidants, which prevent oil from degrading over time.

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
Many different types of additives are used in fuels. Their use is generally determined by customer, industry, OEM, and government specifications, and often differs from country to country. The types of fuel additives we offer include:
•gasoline performance additives, which clean and maintain key elements of the fuel delivery systems, including fuel injectors and intake valves, in gasoline engines;
•diesel fuel performance additives, which perform similar cleaning functions in diesel engines;
•cetane improvers, which increase the cetane number (ignition quality) in diesel fuel by reducing the delay between injection and ignition;
•stabilizers, which reduce or eliminate oxidation in fuel;
•corrosion inhibitors, which minimize the corrosive effects of combustion by-products and prevent rust;
•lubricity additives, which restore lubricating properties lost in the refining process;
•cold flow improvers, which improve the pumping and flow of distillate and diesel fuels in cold temperatures;
•octane enhancers, which increase octane ratings and decrease emissions; and
•static dissipating additives.
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
In the lubricant additives submarket, our major competitors are The Lubrizol Corporation (a wholly-owned subsidiary of Berkshire Hathaway Inc.), Infineum (a joint venture between ExxonMobil Chemical and Royal Dutch Shell plc), and Chevron Oronite Company LLC. There are several other suppliers in the worldwide market who are competitors in their particular product areas.
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
Human Capital
Our Values are the foundation of our company and support the inclusive and respectful culture we have established in all of our locations around the world. Our Values include:
•unquestioned integrity,
•respect for people,
•safety and environmental responsibility,
•partners with customers and suppliers,
•continuously improving quality,
•citizenship, and
•economic viability.
We place the highest level of commitment on safety and strive to operate our business every day focused on its importance. Keeping our employees safe is a management priority, and 2020 was a particularly challenging year in that regard because of the COVID-19 pandemic. While many of our employees were required to work from home due to government mandates, all of our facilities continued to be operational throughout 2020 since the chemical industry and our products are considered essential for the transportation of goods and services. For employees working onsite at our facilities, management invested significant time and effort to ensure the safety of our employees, above and beyond local government requirements and guidance, and to help mitigate the potential for transmission of COVID-19 onsite.
We have a diverse workforce, representative of the geographic regions in which we do business. We place a high value on diverse thoughts, skills, perspectives, cultures and knowledge because we believe that such diversity results in better business decision making. We employed 2,105 people at the end of 2020. Approximately 1,100 were located in the United States, 500 were in the Europe/Middle East/Africa/India region, 300 were in the Asia Pacific region, and 200 were in the Latin America region. Approximately 21% of our workforce is represented by unions.
When we hire new employees, our goal is that they stay with our company for the remainder of their career. Hiring the right people for the long-term and developing them for key roles is something we focus on. In order to be successful, we must attract and retain a highly qualified and technically competent workforce, including key employees in leadership positions. As technology changes in the petroleum additives industry are ongoing, the success of our business is very dependent upon our ability to attract and retain highly qualified scientific and technical personnel. In addition to utilizing our internal network, contacts, and specialized recruiters to identify and attract qualified personnel, we have established relationships with a number of universities globally and have intern and co-op programs in many of our locations.
Globally, approximately 18% of our employees have 20 years or more of service, and over the three year period from 2018 to 2020, our resignation rate was approximately 3%. We believe these measures demonstrate our success in hiring the right employees for the long-term and establishing a culture where respect for people is an everyday value.

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
We are committed to providing the most advanced products, comprehensive testing programs, and superior technical solutions tailored to the needs of our customers and OEMs worldwide. Afton continues to successfully implement techniques to drive efficiency in technology discovery and development, while expanding our internal testing, research, and customer support capabilities around the world in support of our goals of providing market-driven technical leadership and performance-based differentiation. In 2020, we continued to invest in and progress our technology plan while successfully managing safety during the COVID-19 pandemic.
Afton continues to develop new products and technology to meet evolving OEM requirements, including specific demands of hybrid and electric vehicles, industry specifications, and environmental regulations, and to keep our customers well-positioned for the future. A significant portion of our R&D investment is dedicated to the development of products that are differentiated by their ability to deliver improved fuel efficiency in addition to robust performance in a wide range of new vehicle and industrial equipment designs. Afton’s state-of-the art testing capabilities enable customized research in all areas of performance needed by both OEMs and tier one suppliers. Our leading-edge capabilities and fundamental understanding in the areas of combustion, friction control, energy efficiency, and wear prevention are used to set the stage for next-generation products in all areas.
In 2020, we successfully launched new technologies across all of our lubricant additive and fuel additive product areas. We developed new engine oil products for passenger cars and commercial trucks in support of our customers in all the major regions of the world in which we operate, including engine oil technology designed for the latest fuel efficient commercial vehicles, as well as targeted solutions for the Asia Pacific region.
We continued to develop new products in multiple application areas in the industrial additive sector, including hydraulic, industrial gear, turbine, slideway, and grease additives. Research is focused on the development of technologies that will provide differentiation to our customers in multiple performance areas including equipment life, reliability, and energy efficiency.
Research continued in our transmission fluid, axle oil, and tractor fluid product lines. This included the development of new OEM-specific additives used in factory-fill fluids installed during automotive component and vehicle assembly in the United States, Germany, Japan, India, and China. We launched first intent technology for battery electric vehicles and developed new products for the service-fill sector to provide our customers with the latest additive technology available, including some first-to-market capability enabling our customers to differentiate their offerings to the retail market.
We continue to provide leading technology in the fuel additives area. In 2020, we developed and launched new products in all product lines including gasoline performance additives and diesel performance additives, as well as additives used in the distribution of fuels. Many of these products use new technology specifically designed to perform well in new, modern engine designs and changing fuel properties, as well as addressing the growing need for increased fuel economy and emissions reduction. In addition, we continue to maintain close interactions with regulatory, industry, and OEM leaders to guide our development of future fuel additive technologies based on well-defined market needs.
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
Commitment to Environmental and Safety Excellence
Our commitment to the environment and safety excellence applies to every employee, contractor, and visitor every day, at every site. Safety and environmental responsibility are a way of life at NewMarket - enhancing operations, the way we work, and the relationships we maintain with our employees, customers, supply chain partners, and the communities in which we operate. Our objective is to establish a culture where our employees understand that good environmental and safety performance is good business and understand that environmental compliance and safety are individual responsibilities. Every employee at NewMarket is responsible for ensuring that our high standards in the area of health, safety (including process safety), environmental protection, and security are upheld at all times.
Our Global Responsible Care Policy Statement includes a commitment to conduct operations in a manner that protects our employees, communities, and the environment, to comply with all applicable laws and regulations, and to reduce our environmental impacts. Additionally, in pursuit of our vision of zero incidents, we work with our employees and other key stakeholders to establish appropriate goals, objectives, and targets. "Responsible Care" is a registered service mark of the American Chemistry Council (ACC).
Both Afton and Ethyl have implemented Responsible Care® Management Systems (RC14001®) at U.S. facilities. Our Responsible Care® management systems are certified by an independent third-party auditing process. Additionally, Afton’s Feluy, Belgium; Suzhou, China; Tsukuba, Japan; Rio de Janeiro, Brazil; Bracknell, England; and Singapore facilities are all certified to the environmental standard ISO 14001. Suzhou is also certified to OHSAS 18001, a global occupational health and safety standard. Our Singapore site recently transitioned their OHSAS 45001 certification to the latest ISO 45001. Afton’s Sauget, Illinois plant continues to be an OSHA VPP (Voluntary Protection Program) “Star” worksite. In 2021, our San Juan del Rio, Mexico site expects to be formally certified to RC 14001.
In 2020, we continued to enhance our “Actively Caring” safety program, where people look out for the safety and welfare of others with courage and compassion, enabling the achievement of an injury-free environment. Excluding the impacts from the COVID-19 pandemic on the recordable rate, both Afton and Ethyl were top performers among their industry peers with our worldwide injury/illness recordable rate (which is the number of injuries per 200,000 hours worked) in 2020 at 0.7. Additionally, during 2020 we had zero serious injuries across all global sites, as well as zero recordable injuries at our Houston, San Juan del Rio, Port Arthur, Rio de Janeiro, and Tsukuba facilities. The safety performance affirmed our Vision of Zero Improvement plans and actions across the sites, as well as the importance placed on our safety-first culture. We continue to leverage site-level Safety Improvement plans at key sites, and emphasize reporting "good catches" and "near misses" to help reduce risk and drive improved performance. We are committed to achieving our aspiration of zero injuries and incidents.

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
Governmental and Environmental Regulations
As a chemical company, we are subject to regulation by local, state, federal, and foreign governmental authorities specific to the production, distribution, management, and stewardship of chemicals.
In addition, in the United States and under similar foreign and state laws, we are subject to a variety of environmental laws and regulations, as well as environmental liabilities associated with the investigation and cleanup of hazardous substances. These liabilities may include personal injury, property damage, or natural resource damages arising from the release of, or exposure to, hazardous substances. They may be imposed on us in a range of situations without regard to violation of law or regulations. They may also be imposed jointly and severally, where one party may be held liable for a disproportionate share of the damages, up to and including the entire loss. These liabilities may include entities with any possible connection to the hazardous substances, including, for example, entities that formerly owned or operated a property or entities that arranged for disposal of hazardous substances from a property.
We believe we comply, in all material respects, with laws, regulations, statutes, and ordinances, including, but not limited to, those protecting the environment, as well as those related to the management and stewardship of chemicals. We have policies and procedures in place that establish regular reviews of our regulatory and environmental compliance and product stewardship, and actively monitor any significant existing or potential regulatory changes or environmental issues that could materially affect the company.
Our total accruals for environmental remediation, dismantling, and decontamination were approximately $10 million at December 31, 2020 and $11 million December 31, 2019. As new technology becomes available, it may be possible to reduce accrued amounts. While we believe that we are currently fully accrued for known environmental issues, it is possible that unexpected future costs could have a significant financial impact on our financial position, results of operations, and cash flows.
The costs of complying with existing environmental, health, and safety laws and regulations as they pertain to our products and operations, including remediation, closure, and postclosure costs, are primarily included in cost of goods sold. We spent approximately $29 million in both 2020 and 2019, and $30 million in 2018 for ongoing environmental operating and clean-up costs, excluding depreciation of previously capitalized expenditures.
In addition to the ongoing environmental compliance costs and the costs to remediate contaminated sites, worldwide capital expenditures for pollution prevention and safety projects were $17 million in 2020, $8 million in 2019, and $10 million in 2018. The increase in 2020 resulted primarily from a planned modernization project at one of our manufacturing facilities. We expect expenditures will return to more historical levels for 2021.
The costs of complying with governmental pollution prevention and safety regulations are subject to:
•potential changes in applicable statutes and regulations (or their enforcement and interpretation);
•uncertainty as to the success of anticipated solutions to pollution problems;
•uncertainty as to whether additional expense may prove necessary; and
•potential for emerging technology to affect remediation methods and reduce associated costs.

Availability of Reports Filed with the Securities and Exchange Commission and Corporate Governance Documents
Our internet website address is www.newmarket.com. We make available, free of charge through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC. In addition, our Corporate Governance Guidelines, Code of Conduct, and the charters of our Audit, Compensation, and Nominating and Corporate Governance Committees are available on our website and are available in print, without charge, to any shareholder upon request by contacting our Corporate Secretary at NewMarket Corporation, 330 South Fourth Street, Richmond, Virginia 23219. The information on our website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated by reference in this Annual Report on Form 10-K or any other filings we make with the SEC. We file our annual, quarterly and current reports, proxy statements, and other information with the SEC. Our SEC filings are available to the public on the SEC's website at www.sec.gov.
Information about our Executive Officers
The names and ages of all executive officers as of February 16, 2021 follow.

Name	Age	Positions
Thomas E. Gottwald	60	Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)
Brian D. Paliotti	44	Chief Financial Officer and Vice President (Principal Financial Officer)
Bruce R. Hazelgrove, III	60	Executive Vice President and Chief Administrative Officer
Bryce D. Jewett, III	46	Vice President and General Counsel
William J. Skrobacz	61	Controller (Principal Accounting Officer)
Cameron D. Warner, Jr.	62	Treasurer
M. Rudolph West	67	Vice President, Special Counsel
Regina A. Harm	56	President, Afton Chemical Corporation
Our officers, at the discretion of the Board of Directors, hold office until the meeting of the Board of Directors following the next annual shareholders’ meeting. Mr. Gottwald, Mr. Paliotti, Mr. Hazelgrove, Mr. Skrobacz, and Mr. Warner have served in their capacity for at least the last five years. Mr. Jewett, Mr. West, and Mrs. Harm have served in their capacities for less than five years.
Mr. Jewett joined NewMarket Corporation on July 16, 2020 as Vice President and General Counsel. Prior to his employment at NewMarket, he was a partner at McGuireWoods LLP. Mr. West was named Vice President, Special Counsel effective July 16, 2020. Prior to that date, Mr. West served as Vice President, General Counsel, and Secretary since January 1, 2016. Mrs. Harm has been employed by Afton since 2007. Prior to being named President of Afton Chemical Corporation in May 2018, Mrs. Harm was Senior Vice President and Chief Operating Officer of Afton since October 2015.
ITEM 1A.    RISK FACTORS
Our business is subject to many factors that could have a material adverse effect on our future performance, results of operations, financial condition, or cash flows and could cause our actual results to differ materially from those expressed or implied by forward-looking statements made in this Annual Report on Form 10-K. Those risk factors are outlined below.

Market and Supply Chain Risks
•Lack of availability of raw materials, including sourcing from some single suppliers, could negatively impact our ability to meet customer demand.
The chemical industry can experience limited supply of certain materials. In addition, in some cases, we choose to source from a single supplier. Any significant disruption in supply, for any reason, could adversely affect our ability to obtain raw materials, which in turn could adversely affect our ability to ensure continued supply for our customers and to meet customer demand.
•Sudden or sharp changes in the prices of and/or demand for raw materials may adversely affect our profit margins.
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
•Competitive pressures could adversely affect our margins and profitability.
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
•We rely on a small number of significant customers concentrated in the lubricant and fuel industries. The loss of sales to any of these customers could significantly reduce our revenues and negatively affect our profitability.
Our principal customers are multinational oil companies in the lubricant and fuel industries. These industries are characterized by the concentration of a few large participants. This concentration of customers affects our overall risk profile, since our customers will be similarly affected by changes in economic, geopolitical, and industry conditions. Many factors affect the level of our customers’ spending on our products, including, among others, general business conditions, changes in technology, interest rates, oil prices, and consumer confidence in future economic conditions. A sudden or protracted downturn in these industries could adversely affect the buying power of, and purchases by, our customers. The loss of a significant customer or a material reduction in purchases by a significant customer could reduce our revenues and negatively affect our profitability.

Operational Risks
•A disruption in the availability or capacity of distribution systems could negatively impact our ability to meet our customers’ needs and affect our competitive position.
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
•A significant disruption or disaster at one of our production facilities, including those facilities which are sole producers of certain of our products, could result in our inability to meet production requirements and projected customer demand. This could potentially result in us incurring significant liabilities.
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
•Our research and development efforts are costly and may not succeed, which could impair our ability to meet our customers’ needs, affect our competitive position, and result in a loss of market share.
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

•Our failure to protect our intellectual property rights could harm our competitive position and could adversely affect our future performance and growth.
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
We rely on a combination of patent, trade secret, trademark, and copyright laws, as well as judicial enforcement, to protect our intellectual property and technologies. We cannot assure that the measures taken by us to protect these assets and rights will provide meaningful protection or that adequate remedies will be available in the event of an unauthorized use or disclosure of our trade secrets or manufacturing expertise. We cannot assure that any of our intellectual property rights will not be challenged, invalidated, circumvented, or rendered unenforceable. In addition, we have manufacturing operations in countries where we may not have the same strength of intellectual property protection and enforcement as in North America or Europe, resulting in a greater risk of a third party appropriating our intellectual property.
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
•In order to be successful, we must attract and retain a highly qualified workforce, including key employees in leadership positions.
The success of our business is highly dependent on our ability to attract and retain highly qualified personnel to support our research and development efforts and our agility in effectively responding to technological changes in our industry. To the extent that the demand for skilled personnel exceeds supply, we could experience higher labor, recruiting, or training costs in order to attract and retain such a work force. We compete with other companies, both within and outside of our industry, for qualified technical and scientific personnel such as chemical, mechanical, and industrial engineers. To the extent that we lose experienced personnel through wage competition, normal attrition (including retirement), or other means, we must be able to attract qualified candidates to fill those positions and successfully manage the transfer of critical knowledge from those individuals leaving our company. Our inability to maintain a highly qualified technical workforce could adversely affect our competitive position and result in a loss of market share.

We also must manage leadership development and succession planning throughout our business. To the extent that we are unable to attract, develop, and retain leadership talent successfully, we could experience business disruptions that adversely affect our ability to grow our business.
•An information technology system failure may adversely affect our business.
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
•The occurrence or threat of extraordinary events, including domestic or international terrorist attacks, hostilities, or health-related epidemics, may disrupt our operations, decrease demand for our products, and increase our expenses.
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
•The COVID-19 pandemic has had an impact on our financial results and could have a material adverse effect on our results of operations, financial position, and cash flows in the future.
The COVID-19 pandemic has created significant uncertainty and economic disruption. The extent to which it will continue to impact our business, results of operations, financial position, and cash flows is difficult to predict and dependent upon many factors over which we have no control. These factors include, but are not limited to, the duration and severity of the pandemic; the effectiveness, acceptance, and speed of application of the recently developed vaccines; government restrictions on businesses and individuals; the impact of the pandemic on our customers’ businesses and the resulting demand for our products; the impact on our suppliers and supply chain network; the impact on U.S. and global economies and the timing and rate of economic recovery; and potential adverse effects on the financial markets.

•We face risks related to our foreign operations that may negatively affect our business.
In 2020, sales to customers outside of the United States accounted for over 65% of consolidated net sales. We do business in all major regions of the world, some of which do not have stable economies or governments. In particular, we sell and market products in countries experiencing political and/or economic instability in the Middle East, Asia Pacific, Latin America, and Europe. Our international operations are subject to international business risks, including unsettled political conditions, expropriation, import and export restrictions, trade policies, increases in royalties, exchange controls, national and regional labor strikes, taxes, government royalties, inflationary or unstable economies, currency exchange rate fluctuations, and changes in laws and policies governing operations of foreign-based companies (such as restrictions on repatriation of earnings or proceeds from liquidated assets of foreign subsidiaries). The occurrence of any one or a combination of these factors may increase our costs or have other adverse effects on our business.
The United Kingdom’s June 2016 referendum decision to withdraw from the European Union (EU) effective January 31, 2020, commonly known as Brexit, has resulted in uncertainty for our European operations regarding the extent to which our operations and financial performance will be affected immediately and in the longer term. On December 24, 2020, in advance of the transition period ending on December 31, 2020, the United Kingdom (U.K.) and the EU reached an agreement on the future relationship. The agreement is complex, addressing a wide-range of matters, but notably trade on goods between the U.K. and EU will continue tariff-free.  Our key manufacturing facilities in the EU are not in the U.K.  Therefore, goods movements continue to be predominantly within the EU post-Brexit which means that existing key trade agreements will continue to apply. However, Brexit has brought new ways of working and uncertainty for U.K. business, logistics providers, and customs brokers for international business when the U.K. is involved in the supply chain. While this has resulted in some disruption to our operations in the U.K., no material additional risks have become apparent. We are continuing to monitor and evaluate changes in legislation and trading practices in order to mitigate any potential risks to our operations.
•The insurance we maintain may not fully cover all potential exposures.
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
Legislative and Regulatory Risks
•Our business could be adversely affected by current and future governmental regulation.
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

•Legal proceedings and other claims could impose substantial costs on us.
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
•Environmental matters could have a substantial negative impact on our business.
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

Financial and Economic Risks
•A substantial amount of indebtedness could adversely impact our business and limit our operational and financial flexibility.
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
•We are exposed to fluctuations in foreign exchange rates, which may adversely affect our results of operations.
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
•We could be required to make additional contributions to our pension plans, which may be underfunded due to any underperformance of equity markets.
Our pension plan asset allocation is predominantly weighted towards equities. Cash contribution requirements to our pension plans are sensitive to changes in our plans’ actual return on assets. Reductions in our plans’ return on assets due to poor performance of equity markets could cause our pension plans to be underfunded and require us to make additional cash contributions.

Acquisition and Investment Risks
•We may be unable to consummate a proposed acquisition transaction due to a lack of regulatory approval or the failure of one or more parties to satisfy conditions to close. In addition, we may not be able to realize the expected benefits from recent or future acquisitions or from investments in our infrastructure, or it may take longer to realize those benefits than originally planned. The inability to achieve our objectives related to these activities could result in unanticipated expenses and losses.
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
NewMarket Development manages the real property we own in Richmond, Virginia consisting of approximately 54 acres. Our corporate offices are included in this acreage, as well as a research and testing facility and several acres dedicated to other uses. We are currently exploring various development opportunities for portions of the property as the demand warrants. This effort is ongoing in nature, and we have no specific timeline for any future developments.

Production Capacity
We believe our plants and supply agreements are sufficient to meet expected sales levels. Operating rates of the plants vary with product mix and normal sales swings. We believe that our facilities are well maintained and in good operating condition.

ITEM 3.    LEGAL PROCEEDINGS
We are involved in legal proceedings that are incidental to our business and may include administrative or judicial actions. Some of these legal proceedings involve governmental authorities and relate to environmental matters. For further information, see the Environmental section in Note 20.
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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock, with no par value, has traded on the New York Stock Exchange (NYSE) under the symbol “NEU” since June 21, 2004 when we became the parent holding company of Ethyl, Afton, NewMarket Services, NewMarket Development, and their subsidiaries. We had 1,891 shareholders of record at January 31, 2021.
On December 13, 2018, our Board of Directors approved a share repurchase program authorizing management to repurchase up to $500 million of NewMarket's outstanding common stock effective January 1, 2019 until December 31, 2021, as market conditions warrant and covenants under our existing debt agreements permit. We may conduct the share repurchase in the open market, in privately negotiated transactions, through block trades or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. The repurchase program does not require NewMarket to acquire any specific number of shares and may be terminated or suspended at any time. At December 31, 2020, approximately $399 million remained available under the 2018 authorization. There were no purchases during the fourth quarter of 2020 under this authorization.
Cash dividends declared and paid totaled $7.60 per share for the year ended December 31, 2020 and $7.30 per share for the year ended December 31, 2019. The declaration and payment of dividends is subject to the discretion of our Board of Directors. Future dividends will depend on various factors, including our financial condition, earnings, cash requirements, legal requirements, restrictions in agreements governing our outstanding indebtedness, and other factors deemed relevant by our Board of Directors.

The performance graph showing the five-year cumulative total return on our common stock as compared to chemical companies in the S&P 1500 Specialty Chemicals Index and the S&P 500 is shown below. The graph assumes $100 invested on the last day of December 2015, and the reinvestment of all dividends. The graph is based on historical data, and is not intended to be a forecast or indication of future performance of our common stock.
Performance Graph
Comparison of Five-Year Cumulative Total Return
Performance Through December 31, 2020

	December 31,
	2015	2016	2017	2018	2019	2020
NewMarket Corporation	$100.00	$113.09	$107.79	$113.74	$136.51	$114.02
S&P 1500 Specialty Chemicals Index	100.00	112.78	143.83	123.18	141.89	166.21
S&P 500	100.00	111.96	136.40	130.42	171.49	203.04
The graph and table above are not deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor are they incorporated by reference into other filings made by us with the SEC.

ITEM 6.     SELECTED FINANCIAL DATA
NewMarket Corporation and Subsidiaries
Five Year Summary

	Years Ended December 31,
(in thousands, except per-share amounts and percentages)	2020	2019	2018	2017	2016
Results of operations
Net sales	$2,010,931	$2,190,295	$2,289,675	$2,198,404	$2,049,451
Costs and expenses	1,699,129	1,852,974	1,997,001	1,875,670	1,694,692
Operating profit	311,802	337,321	292,674	322,734	354,759
Interest and financing expenses, net	26,328	29,241	26,723	21,856	16,785
Other income (expense), net (1)	45,813	23,510	24,334	14,564	5,234
Income before income tax expense	331,287	331,590	290,285	315,442	343,208
Income tax expense (2)	60,719	77,304	55,551	124,933	99,767
Net income	$270,568	$254,286	$234,734	$190,509	$243,441
Financial position and other data
Total assets	$1,933,875	$1,885,132	$1,697,274	$1,712,154	$1,416,436
Operations:
Working capital	$585,623	$570,503	$542,119	$516,861	$542,293
Current ratio	2.87 to 1	2.85 to 1	3.00 to 1	2.63 to 1	2.84 to 1
Depreciation and amortization	$84,002	$87,560	$71,759	$55,340	$44,893
Capital expenditures	$93,316	$59,434	$74,638	$148,713	$142,874
Gross profit as a % of net sales	29.6%	28.8%	25.6%	28.9%	33.0%
Research, development, and testing expenses	$140,367	$144,465	$140,289	$146,002	$160,788
Total long-term debt	$598,848	$642,941	$770,999	$602,900	$507,275
Common stock and other shareholders’ equity	$759,824	$683,098	$489,907	$601,649	$483,251
Total long-term debt as a % of total capitalization (debt plus equity)	44.1%	48.5%	61.1%	50.1%	51.2%
Common stock
Basic and diluted earnings per share	$24.64	$22.73	$20.34	$16.08	$20.54
Equity per share	$69.57	$61.05	$43.80	$51.07	$40.79
Cash dividends declared per share	$7.60	$7.30	$7.00	$7.00	$6.40
Notes to the Five Year Summary
(1)Other income (expense), net for each year included the components of net periodic benefit cost (income), except for service costs, amounting to income of $26 million in 2020, $23 million in 2019, $19 million in 2018, $14 million in 2017 and $8 million in 2016. The amount for 2020 also included a gain of $16 million related to the sale of a non-operating parcel of real estate. In addition, 2016 included a loss on the Goldman Sachs interest rate swap, as well as several other small items. The loss on the interest rate swap was $5 million for 2016. We terminated the interest rate swap on September 7, 2016. We did not use hedge accounting to record the interest rate swap, and accordingly, any change in the fair value was immediately recognized in earnings.
(2)On December 22, 2017, the United States enacted tax legislation commonly known as the Tax Cuts and Jobs Act, which required a one-time tax in 2017 on the deemed repatriation of previously deferred foreign earnings and reduced the U.S. corporate tax rate from 35% to 21% beginning in 2018. We recorded a net tax expense of $31 million in 2017 as a result.

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
OVERVIEW
When comparing the results of the petroleum additives segment for 2020 with 2019, both net sales and operating profit decreased primarily as a result of the economic disruption from the COVID-19 pandemic. Net sales for 2020 decreased 8.0% primarily due to lower lubricant additives and fuel additives product shipments, as well as decreased selling prices. Petroleum additives operating profit for 2020 was 7.2% lower reflecting lower product shipments and changes in selling prices, as well as higher conversion costs, partially offset by improved raw material costs.
Our operations generate cash that is in excess of the needs of the business. We continue to invest in and manage our business for the long-term with the goal of helping our customers succeed in their marketplaces. Our investments continue to be in organizational talent, technology development and processes, and global infrastructure, consisting of technical centers, production capability, and geographic expansion.
IMPACT OF THE COVID-19 PANDEMIC AND CURRENT ECONOMIC ENVIRONMENT
Petroleum additives operating results for 2020 have been marked by economic uncertainty resulting from the ongoing effects of the COVID-19 pandemic and the related restrictions on the movement of people, goods and services. While we have continued to operate throughout the year in each of our regions, we have at various times experienced significant changes in some of the key drivers that affect the performance of our business. During the second quarter of 2020, government and business shutdowns in North America and Europe led to a precipitous drop in vehicle miles driven and auto production, with gasoline consumption in the United States dropping to its lowest point in over 50 years. With less travel and fewer miles driven, combined with automobile plant closures, global demand for our products declined substantially, except in our Asia Pacific region where demand remained relatively stable throughout the year. As restrictions eased and economies reopened in the second half of 2020, global production of automobiles began to rebound and gasoline consumption and miles driven showed steady improvement in most countries, including the United States. Late in the fourth quarter, renewed restrictions on travel and work in certain countries had a negative effect on our business. The pace and stability of improvement in demand for our products will continue to depend heavily on economic recovery and the rate at which government restrictions are lifted and remain lifted.
With only a very few government-ordered, short-term exceptions, all of our locations around the world, including our manufacturing and research and development facilities, have continued to operate safely and without interruption during the pandemic, and we expect them to continue to do so. Raw material sourcing has not been significantly impacted and we do not expect that to change over the coming months. The transportation industry continues to operate and our products are currently being delivered to our customers.
Our financial position remains strong. We have sufficient access to additional capital if needed, including our new $900 million revolving credit facility we entered into in March 2020, and we do not anticipate any issues with meeting the covenants in our debt agreements. Our major capital projects are continuing to progress substantially as planned.
The chemical industry and our products are recognized as essential for the transportation of goods and services. Our business continuity planning process focuses our efforts on managing through this challenging time and helping our customers do the same. As we are a global company and can leverage the knowledge and experience of our personnel in facilities across the world, we do not expect to experience negative impacts related to short-term travel and border restrictions. As we operate in the chemical industry, we continue to be focused on protecting the health and safety of our employees and have procedures in place at each of our operating facilities to help ensure their well-being.
RESULTS OF OPERATIONS
Management's discussion and analysis of our results of operations is presented below for the comparative periods of 2020 versus 2019. The discussion and analysis of our results of operations for 2019 compared to 2018 is available in Item 7 of our 2019 Annual Report on Form 10-K.
Net Sales
Our consolidated net sales for 2020 amounted to $2.0 billion, a decrease of $179 million, or 8.2% from 2019.
No single customer accounted for 10% or more of our total net sales in 2020, 2019, or 2018.
The following table shows net sales by segment and product line for each of the last three years.

	Years Ended December 31,
(in millions)	2020	2019	2018
Petroleum additives
Lubricant additives	$1,687	$1,779	$1,871
Fuel additives	315	397	410
Total	2,002	2,176	2,281
All other	9	14	9
Net sales	$2,011	$2,190	$2,290
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
Petroleum additives net sales for 2020 of $2.0 billion were approximately 8.0% lower than 2019 levels. The decrease was across all regions except the Latin America region, which was substantially even with 2019 levels. The North America region represented nearly 50% of the petroleum additives decrease in net sales, while the Asia Pacific and EMEAI regions represented about 25% each. The decrease in petroleum additives net sales was predominantly the result of the economic disruption due to the COVID-19 pandemic, including lower demand for petroleum additives products reflecting the restrictions across the world on the movement of people, goods, and services.
The approximate components of the petroleum additives decrease in net sales of $174 million when comparing 2020 to 2019 are shown below in millions.

Net sales for year ended December 31, 2019	$2,176
Lubricant additives shipments	(46)
Fuel additives shipments	(46)
Selling prices	(86)
Foreign currency impact, net	4
Net sales for year ended December 31, 2020	$2,002
Petroleum additives shipments accounted for a $92 million decrease in net sales between 2019 and 2020. Lower selling prices, partially offset by a favorable foreign currency impact, resulted in a decrease in net sales of $82 million when comparing the two years. The United States Dollar weakened against the Euro when comparing 2020 and 2019, which resulted in most of the favorable foreign currency impact to net sales in 2020.
On a worldwide basis, the volume of product shipments for petroleum additives decreased 5.2% when comparing 2020 with 2019. The decreases in shipments were in both lubricant additives and fuel additives. Most of the decrease in lubricant additives was in the Asia Pacific region, with small decreases in the North America and EMEAI regions offset by a small increase in the Latin America region. The North America and EMEAI regions represented most of the decrease in fuel additive product shipments. We believe the decrease in product shipments during 2020 substantially resulted from the impact of the COVID-19 pandemic.
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

	Years Ended December 31,
(in millions)	2020	2019	2018
Petroleum additives	$333	$359	$311
All other	$0	$(2)	$(3)

Petroleum Additives - Petroleum additives segment operating profit decreased $26 million when comparing 2020 to 2019. Both periods included the impact of the same factors that affected gross profit (see discussion below) including an unfavorable foreign currency translation impact.
The operating profit margin was 16.7% in 2020 and 16.5% in 2019. Despite the economic disruption from the COVID-19 pandemic during 2020 resulting in lower product shipment volumes and reduced net sales compared to 2019, the operating profit margin is slightly improved from 2019 levels. Operating profit margins remain a priority, and while they will fluctuate from quarter to quarter due to multiple factors, we believe the fundamentals of our business and industry are unchanged.
Petroleum additives gross profit decreased $37 million when comparing 2020 and 2019. Cost of goods sold as a percentage of net sales was 70.4% in 2020 and 71.1% in 2019.
When comparing 2020 and 2019, the decrease in gross profit resulted from unfavorable impacts from product shipments and lower selling prices (both as discussed in the Net Sales section above), as well as unfavorable conversion costs, which together contributed over 100% of the change between 2020 and 2019. These unfavorable factors were partially offset by lower raw material costs.
Petroleum additives selling, general, and administrative expenses (SG&A) were $7 million, or 5.7% lower in 2020 compared to 2019. SG&A as a percentage of net sales was 5.9% in 2020 and 5.8% in 2019. Our SG&A costs are primarily personnel-related and include salaries, benefits and other costs associated with our workforce, including travel-related expenses. While personnel-related costs fluctuate from year to year, there were no significant changes in the drivers of these costs when comparing 2020 and 2019 other than reduced travel-related expenses due to the impact of the COVID-19 pandemic.
Our investment in petroleum additives research, development, and testing (R&D) decreased approximately $4 million when comparing 2020 with 2019. As a percentage of net sales, R&D was 7.0% in 2020 and 6.6% in 2019. Our R&D investments reflect our efforts to support the development of solutions that meet our customers' needs, meet new and evolving standards, and support our expansion into new product areas. Our approach to R&D investment, as it is with SG&A, is one of purposeful spending on programs to support our current product base and to ensure that we develop products to support our customers' programs in the future. R&D investments include personnel-related costs, as well as costs for internal and external testing of our products. Substantially all investments in new product development are incurred in the United States and the U.K., with approximately 70% of total R&D being attributable to the North America and EMEAI regions. The remaining R&D is attributable to the Asia Pacific and Latin America regions and represents customer technology support services in those regions. All of our R&D is related to the petroleum additives segment.
The following discussion references certain captions on the Consolidated Statements of Income.
Interest and Financing Expenses
Interest and financing expenses were $26 million in 2020 and $29 million in 2019. The decrease in interest and financing expense between 2020 and 2019 resulted primarily from a lower average interest rate during 2020.
Other Income (Expense), Net
Other income (expense), net was income of $46 million in 2020 and $24 million in 2019. The amount for 2020 included a gain of $16 million related to the sale of a non-operating parcel of real estate. The amounts for both periods also included the components of net periodic benefit cost (income), except for service costs. See Note 17 for further information on total periodic benefit cost (income).

Income Tax Expense
Income tax expense was $61 million in 2020 and $77 million in 2019. The effective tax rate was 18.3% in 2020 and 23.3% in 2019. When comparing 2020 and 2019, income tax decreased $16 million due to the lower effective tax rate. The decrease in the effective tax rate was primarily the result of finalizing prior year tax filings and releasing certain tax reserves.
CASH FLOWS DISCUSSION
We generated cash from operating activities of $284 million in 2020 and $337 million in 2019.
During 2020, we used the $284 million of cash generated from operations along with $19 million of cash on hand to repurchase $101 million of our common stock, pay $83 million of dividends on our common stock, repay $45 million on our revolving credit facility, and fund $93 million for capital expenditures. Cash flows from operating activities included a decrease of $54 million from higher working capital requirements, cash contributions of $11 million to our pension and postretirement plans, and a gain of $16 million related to the sale of a parcel of non-operating real estate.
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
FINANCIAL POSITION AND LIQUIDITY
Cash
At December 31, 2020, we had cash and cash equivalents of $125 million as compared to $144 million at the end of 2019.
Cash and cash equivalents held by our foreign subsidiaries amounted to approximately $97 million at December 31, 2020 and $99 million at December 31, 2019. Periodically, we repatriate cash from our foreign subsidiaries to the United States through intercompany dividends and loans. We do not anticipate significant tax consequences of future distributions of foreign earnings.
A portion of our foreign cash balances is associated with earnings that we have asserted are indefinitely reinvested. We plan to use these indefinitely reinvested earnings to support growth outside of the United States through funding of operating expenses, research and development expenses, capital expenditures, and other cash needs of our foreign subsidiaries.
Debt
A summary of our debt instruments follows. A full discussion is in Note 13.
4.10% Senior Notes - At both December 31, 2020 and December 31, 2019, we had $350 million of 4.10% senior notes due 2022 with interest payable semiannually and which are senior unsecured obligations. We were in compliance with all covenants under the indenture governing the 4.10% senior notes as of December 31, 2020 and December 31, 2019.
3.78% Senior Notes - On January 4, 2017, we issued $250 million in senior unsecured notes in a private placement with The Prudential Insurance Company of America and certain other purchasers. These notes bear interest at 3.78% and mature on January 4, 2029. Interest is payable semiannually. Principal payments of $50 million are payable annually beginning on January 4, 2025. We have the right to make optional prepayments on the notes at any time, subject to certain limitations. We were in compliance with all covenants under the 3.78% senior notes as of December 31, 2020 and December 31, 2019.

Revolving Credit Facility – On March 5, 2020, NewMarket and certain foreign subsidiary borrowers entered into a Credit Agreement (the Credit Agreement) with a term of five years. The Credit Agreement provides for a $900 million, multicurrency revolving credit facility with a $500 million sublimit for foreign currency borrowings, a $50 million sublimit for letters of credit, and a $20 million sublimit for swingline loans. The Credit Agreement includes an expansion feature which allows us, subject to certain conditions, to request an increase in the aggregate amount of the revolving credit facility or obtain incremental term loans in an amount up to $425 million. NewMarket's obligations under the Credit Agreement are unsecured and the obligations of foreign subsidiary borrowers are fully and unconditionally guaranteed by NewMarket. The revolving credit facility is available on a revolving basis until March 5, 2025.
There were no outstanding borrowings under the revolving credit facility at December 31, 2020 compared to $45 million in outstanding borrowings at December 31, 2019 under our former facility. Outstanding letters of credit amounted to $2 million at December 31, 2020 and $3 million at December 31, 2019 resulting in the unused portion of the applicable credit facility amounting to $898 million at December 31, 2020 and $803 million at December 31, 2019.
The average interest rate for borrowings under the credit facilities was 1.4% during 2020 and 3.0% during 2019.
The Credit Agreement contains financial covenants that require NewMarket to maintain a consolidated Leverage Ratio (as defined in the Credit Agreement) of no more than 3.75 to 1.00 except during an Increased Leverage Period (as defined in the Credit Agreement). At December 31, 2020, the Leverage Ratio was 1.45. We were in compliance with all covenants under the revolving credit facility in effect at December 31, 2020 and at December 31, 2019.
Other Borrowings - Two of our subsidiaries in Singapore and China each have access to separate short-term lines of credit of $10 million. One of our subsidiaries in the U.K. has access to a short-term line of credit of 10 million Euro. There was no activity on these lines of credit in 2020, nor was there an outstanding balance on any of these lines of credit at December 31, 2019.
***
We had long-term debt of $599 million at December 31, 2020 and $643 million at December 31, 2019. The decrease in debt resulted from repaying borrowings outstanding under the revolving credit facility during 2020.
As a percentage of total capitalization (total long-term debt and shareholders’ equity), our total long-term debt decreased from 48.5% at the end of 2019 to 44.1% at the end of 2020. The change in the percentage was primarily the result of the decrease in long-term debt, as well as the increase in shareholders' equity. The change in shareholders’ equity primarily reflects our earnings and the impact of the foreign currency translation adjustment offset by stock repurchases, dividend payments, and a decrease in the funded position of our defined benefit plans. Normally, we repay any outstanding long-term debt with cash from operations or refinancing activities.
Working Capital
Including cash and cash equivalents and the impact of foreign currency on the balance sheet, at December 31, 2020, we had working capital of $586 million, resulting in a current ratio of 2.87 to 1. Our working capital at December 31, 2019 on the same basis was $571 million, resulting in a current ratio of 2.85 to 1.
Other than the decrease in cash and cash equivalents, the most significant changes in working capital since December 31, 2019 resulted from an increase in inventory, which was partially offset by an increase in accounts payable. The increase in inventories was primarily due to a reduction in an inventory reserve, as well as planning for first quarter 2021 sales forecasts. The increase in accounts payable reflected normal fluctuations across the regions.
Capital Expenditures
Capital expenditures were $93 million for 2020 and $59 million for 2019. We currently estimate capital expenditures in 2021 will be in the range of $75 million to $85 million as we anticipate spending on several improvements to our manufacturing and R&D infrastructure around the world. We expect to continue to finance capital spending through cash on hand and cash provided from operations, together with borrowing available under our $900 million revolving credit facility.

Environmental Expenses
We spent approximately $29 million in both 2020 and in 2019 for ongoing environmental operating and clean-up costs, excluding depreciation of previously capitalized expenditures. These environmental operating and clean-up expenses are included in cost of goods sold. We expect to continue to fund these costs through cash provided by operations.
Liquidity and Contractual Obligations
We have both current and long-term obligations that have known payment streams and are discussed throughout this Report on Form 10-K. The more material of these include debt-related obligations, lease obligations, purchase commitments, including those for property, plant, and equipment, contributions to pension and postretirement benefit plans, and environmental dismantling and decontamination.
The debt-related contractual obligations include both principle payments on outstanding long-term debt and the related interest payments. The maturity dates and interest rates, as well as information on the repayment of the principle on our long-term debt is detailed above in the Debt section, as well as in Note 13. At December 31, 2020, all of our long-term debt was at fixed rates. Interest is paid semi-annually on both of our fixed rate long-term debt agreements.
Note 16 provides information by year on our lease obligations which have commenced. We also have obligations for leases that have not yet commenced of $5 million in 2021, $3 million in 2022, $3 million in 2023, $2 million in 2024, $2 million in 2025, and $10 million thereafter. Note 17 includes information on contributions to pension and postretirement benefit plans. Benefit payments under these plans are included in Note 17 are predominantly paid from assets held in trust. Further information on purchase commitments, including those for purchases of property, plant, and equipment are in Note 20.
The annual operating expenses and capital expenditures associated with compliance with environmental, health, and safety regulations are included in Item 1, Governmental and Environmental Regulations. In addition to these costs, there are expected cash flows for dismantling and decontamination of environmental sites. At December 31, 2020, these costs were estimated at $1 million in each of 2021 through 2025, and $8 million thereafter.
We expect that cash from operations, together with borrowing available under our credit facilities, will continue to be sufficient for our operating needs and planned capital expenditures for both a current and long-term horizon.
The table below shows our contractual obligations at December 31, 2020 by year due.

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Debt obligations (a)	$600	$0	$350	$50	$200
Interest payable on long-term debt	85	24	33	17	11
Letters of credit (b)	2	0	0	2	0
Finance lease obligations (c)	14	2	3	2	7
Operating lease obligations (c)	81	15	22	11	33
Leases not yet commenced	25	5	6	4	10
Property, plant, and equipment purchase obligations	38	38	0	0	0
Purchase obligations (d)	361	151	193	5	12
Other long-term liabilities (e)	28	13	2	5	8
Reserves for uncertain tax positions	7	1	2	4	0
Total	$1,241	$249	$611	$100	$281
(a)Amounts represent contractual payments due on the 4.10% senior notes and the Prudential senior unsecured notes as of December 31, 2020. See Note 13 for more information on long-term debt obligations.
(b)We intend to renew letters of credit when necessary as they mature; therefore, the maturity date is the same as the revolving credit facility under which the letters of credit are issued.

(c)Amounts represent the undiscounted obligation for lease payments for leases having an initial lease term of at least one year.
(d)Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. Purchase orders made in the ordinary course of business are excluded from the above table. Any amounts for which we are liable under purchase orders are reflected in our Consolidated Balance Sheets as accounts payable or accrued expenses.
(e)These represent other long-term liability amounts reflected in our Consolidated Balance Sheets that have known payment streams. Amounts include environmental liabilities, contributions associated with pension and postretirement benefit plans, and tax payments related to the deemed repatriation of foreign earnings resulting from the Tax Reform Act. Amounts accrued for potential exposure with respect to litigation, claims, and assessments are not included in the table above.
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
U.S. Pension and Postretirement Benefit Plans—The average remaining service period of active participants for our U.S. plans is 13 years, while the average remaining life expectancy of inactive participants is 23 years. We utilize the sex distinct Pri-2012 table with separate rates for annuitants, non-annuitants, and contingent annuitants, projected generationally using Scale MP-2020 in determining the impact of the U.S. benefit plans on our financial statements.
Investment Return Assumptions and Asset Allocation—We periodically review our assumptions for the long-term expected return on pension plan assets. As part of the review and to develop expected rates of return, we considered an analysis of expected returns based on the U.S. plans’ asset allocation as of both January 1, 2021 and January 1, 2020. This analysis reflects our expected long-term rates of return for each significant asset class or economic indicator. The range of returns developed relies both on forecasts and on broad-market historical benchmarks for expected return, correlation, and volatility for each asset class. While the asset allocation for our U.S. pension plans is predominantly weighted toward equities, through the ongoing monitoring of our investments and review of market data, we have determined that we should reduce the expected long-term rate of return for our U.S. pension plans from 8.5% to 8.0% at December 31, 2020.
An actuarial gain on the assets occurred during both 2020 and 2019 as the actual investment return for all of our U.S. pension plans exceeded the expected return by approximately $43 million in 2020 and $75 million in 2019. Investment gains and losses are recognized in earnings on an amortized basis over a period of years. The amortization of the actuarial net loss is expected to be approximately $6 million in 2021 resulting primarily from the actuarial loss on the plan liabilities which has only partially been offset by the investment gains on plan assets. We expect that there will be continued volatility in pension expense as actual investment returns vary from the expected return, but we continue to believe the potential long-term benefits justify the risk premium for equity investments.
At December 31, 2020, our expected long-term rate of return on our postretirement plans was 4.5%. This rate varies from the pension rate of 8.0% primarily because of the difference in investment of assets. The assets of the postretirement plan are held in an insurance contract, which results in a lower assumed rate of investment return.
Pension expense and the life insurance portion of postretirement expense are sensitive to changes in the expected return on assets. For example, decreasing the expected rate of return by 100 basis points to 7.0% for pension assets and 3.5% for postretirement benefit assets (while holding other assumptions constant) would increase the forecasted 2021 expense for our U.S. pension and postretirement plans by approximately $5 million. Similarly, a 100 basis point increase in the expected rate of return to 9.0% for pension assets and 5.5% for postretirement benefit assets (while holding other assumptions constant) would reduce forecasted 2021 pension and postretirement expense by $5 million.

Discount Rate Assumption—We develop the discount rate assumption by determining the single effective discount rate for a unique hypothetical portfolio constructed from investment-grade bonds that, in the aggregate, match the projected cash flows of each of our retirement plans. The discount rate is developed based on the hypothetical portfolio on the last day of December. The discount rate at December 31, 2020 was 2.875% for all plans.
Pension and postretirement benefit expense is also sensitive to changes in the discount rate. For example, decreasing the discount rate by 100 basis points to 1.875% (while holding other assumptions constant) would increase the forecasted 2021 expense for our U.S. pension and postretirement benefit plans by approximately $9 million. A 100 basis point increase in the discount rate to 3.875% would reduce forecasted 2021 pension and postretirement benefit expense by $7 million.
Rate of Projected Compensation Increase—We have maintained our rate of projected compensation increase at December 31, 2020 at 3.5%. The rate assumption was based on an analysis of our projected compensation increases for the foreseeable future.
Liquidity—Cash contribution requirements to the pension plan are sensitive to changes in assumed interest rates and investment gains or losses in the same manner as pension expense. We expect our aggregate cash contributions to the U.S. pension plans will be approximately $3 million in 2021. We expect our contributions to the postretirement benefit plans will be approximately $2 million in 2021.
Foreign Pension Benefit Plans—Our foreign pension plans are quite diverse. The following information applies only to our U.K. pension plan, which represents the majority of the amounts recorded in our financial statements for our foreign pension plans. The average remaining service period of active participants for our U.K. plan is 16 years, while the average remaining life expectancy of inactive participants is 26 years. In determining the impact of the U.K. pension plans on our financial statements, we utilize the S3P (Light) mortality tables and allow for future projected improvements in life expectancy in line with the CMI 2019 model (with the core smoothing parameter and an initial addition to mortality improvements of 0.4% per year) with a long-term rate of improvement of 1% per year based on the membership of the plan.
Investment Return Assumptions and Asset Allocation—We periodically review our assumptions for the long-term expected return on the U.K. pension plan assets. The expected long-term rate of return is based on both the asset allocation, as well as yields available in the U.K. markets.
The target asset allocation in the U.K. is to be invested 40% in pooled equities funds, 40% in pooled government bonds, and 20% in pooled diversified growth funds. The actual allocation at the end of 2020 was 40% in pooled equities funds, 40% in pooled government bonds, and 20% in pooled diversified growth funds. Based on the actual asset allocation and the expected yields available in the U.K. markets, the expected long-term rate of return for the U.K. pension plan was 5.0% at December 31, 2020.
Actuarial gains on the assets occurred during both 2020 and 2019 as the actual investment return exceeded the expected investment return by approximately $4 million in 2020 and $10 million in 2019. Investment gains and losses are recognized in earnings on an amortized basis over a period of years. The amortization of the actuarial net loss is expected to be approximately $3 million in 2021 resulting primarily from the actuarial loss on the plan liabilities, which has only partially been offset by investment gains on the plan assets. We expect that there will be continued volatility in pension expense as actual investment returns vary from the expected return, but we continue to believe the potential benefits justify the risk premium for the target asset allocation.
Pension expense is sensitive to changes in the expected return on assets. For example, decreasing the expected rate of return by 100 basis points to 4% (while holding other assumptions constant) would increase the forecasted 2021 expense for our U.K. pension plan by approximately $2 million. Similarly, a 100 basis point increase in the expected rate of return to 6% (while holding other assumptions constant) would reduce forecasted 2021 pension expense by approximately $2 million.
Discount Rate Assumption—We utilize a yield curve based on AA-rated corporate bond yields in developing a discount rate assumption. The yield appropriate to the duration of the U.K. plan liabilities is then used. The discount rate at December 31, 2020 was 1.3%.

Pension expense is also sensitive to changes in the discount rate. For example, decreasing the discount rate by 100 basis points to 0.3% (while holding other assumptions constant) would increase the forecasted 2021 expense for our U.K. pension plans by approximately $2 million. A 100 basis point increase in the discount rate to 2.3% would reduce forecasted 2021 pension expense by approximately $1 million.
Rate of Projected Compensation Increase—Our rate of projected compensation increase at December 31, 2020 is 4.1%. The rate assumption was based on an analysis of our projected compensation increases for the foreseeable future.
Liquidity—Cash contribution requirements to the U.K. pension plan are sensitive to changes in assumed interest rates and investment gains or losses. We expect our aggregate U.K. cash contributions will be approximately $5 million in 2021.
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
We expect our petroleum additives segment will continue to experience impacts to its operating performance due to the current economic environment. Our global business will see varying effects on demand that will differ by region based on our product portfolio and geographic coverage. The global market should stabilize when government restrictions on the movement of people, goods, and services implemented as a result of the COVID-19 pandemic are lifted, as modern transportation and machinery cannot function without our products. We expect that the petroleum additives market will grow in the 1% to 2% range annually for the foreseeable future. We plan to exceed that growth rate over the long-term.
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
Intangibles (net of amortization) and Goodwill
We have certain identifiable intangibles amounting to $6 million and goodwill amounting to $124 million at December 31, 2020 that are discussed in Note 10. These intangibles and goodwill relate to our petroleum additives business. The intangibles are being amortized over periods with up to approximately 8 years of remaining life. We continue to assess the market related to the intangibles and goodwill, as well as their specific values and evaluate the intangibles and goodwill for any potential impairment when significant events or circumstances occur that might impair the value of these assets. We have concluded the values are appropriate, as are the amortization periods for the intangibles. However, if conditions were to substantially deteriorate in the petroleum additives market, it could possibly cause a decrease in the estimated useful lives of the intangible assets or result in a noncash write-off of all or a portion of the intangibles and goodwill carrying amounts. A reduction in the amortization period of the intangibles would have no effect on cash flows. We do not anticipate such a change in the market conditions in the near term.
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
The following analysis presents the effect on our results of operations, cash flows, and financial position as if the hypothetical changes in market risk factors occurred at December 31, 2020. We analyzed only the potential impacts of our hypothetical assumptions. This analysis does not consider other possible effects that could impact our business.
Interest Rate Risk
At December 31, 2020, we had total long-term debt of $599 million. All of the long-term debt is at fixed rates. There was no interest rate risk at the end of the year associated with the fixed rate debt.
At December 31, 2020, we had no outstanding variable rate debt under our revolving credit facility. Therefore, we had no interest rate risk at the end of the year associated with the variable rate debt.
A hypothetical 100 basis point decrease in interest rates, holding all other variables constant, would have resulted in a change of $22 million in fair value of our debt at December 31, 2020.
Foreign Currency Risk
We sell to customers in foreign markets through our foreign subsidiaries, as well as through export sales from the United States. These transactions are often denominated in currencies other than the U.S. Dollar. Our primary currency exposures are the European Union Euro, British Pound Sterling, Japanese Yen, Chinese Renminbi, Indian Rupee, Singapore Dollar, Mexican Peso, Australian Dollar, and Canadian Dollar. We may enter into forward contracts as hedges to minimize the fluctuation of intercompany accounts receivable denominated in foreign currencies. At December 31, 2020, we had no outstanding forward contracts.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of NewMarket Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of NewMarket Corporation and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Valuation of Pension Benefit Obligation
As described in Note 17 to the consolidated financial statements, the Company’s consolidated pension benefit obligation, excluding other postretirement benefits, was $720 million as of December 31, 2020. Management develops the actuarial assumptions used by the various US and foreign plans based upon the circumstances of each particular country and pension plan. As disclosed by management, the determination of the pension benefit obligation requires the use of estimates and assumptions. Management’s assumption in the determination of the pension benefit obligation is the discount rate.
The principal considerations for our determination that performing procedures relating to the valuation of the pension benefit obligation is a critical audit matter are the significant judgment by management to determine the pension benefit obligation. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate management’s significant assumption used in the valuation of the pension benefit obligation, specifically the discount rate. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.
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
February 16, 2021
We have served as the Company’s or its predecessor’s auditor since 1947.

NewMarket Corporation and Subsidiaries
Consolidated Statements of Income

	Years Ended December 31,
(in thousands, except per-share amounts)	2020	2019	2018
Net sales	$2,010,931	$2,190,295	$2,289,675
Cost of goods sold	1,415,899	1,560,426	1,704,312
Gross profit	595,032	629,869	585,363
Selling, general, and administrative expenses	142,863	148,083	152,400
Research, development, and testing expenses	140,367	144,465	140,289
Operating profit	311,802	337,321	292,674
Interest and financing expenses, net	26,328	29,241	26,723
Other income (expense), net	45,813	23,510	24,334
Income before income tax expense	331,287	331,590	290,285
Income tax expense	60,719	77,304	55,551
Net income	$270,568	$254,286	$234,734
Earnings per share - basic and diluted	$24.64	$22.73	$20.34
See accompanying Notes to Consolidated Financial Statements

NewMarket Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
(in thousands)	2020	2019	2018
Net income	$270,568	$254,286	$234,734
Other comprehensive income (loss):
Pension plans and other postretirement benefits:
Prior service credit (cost) arising during the period, net of income tax expense (benefit) of $(16) in 2020, $(257) in 2019 and $(91) in 2018	(49)	(756)	(446)
Amortization of prior service cost (credit) included in net periodic benefit cost (income), net of income tax expense (benefit) of $(680) in 2020, $(681) in 2019 and $(720) in 2018	(2,120)	(2,211)	(2,363)
Actuarial net gain (loss) arising during the period, net of income tax expense (benefit) of $(5,852) in 2020, $5,952 in 2019 and $(6,976) in 2018	(25,441)	16,739	(24,581)
Amortization of actuarial net loss (gain) included in net periodic benefit cost (income), net of income tax expense (benefit) of $1,460 in 2020, $901 in 2019 and $1,381 in 2018	4,634	2,988	4,355
Total pension plans and other postretirement benefits	(22,976)	16,760	(23,035)
Foreign currency translation adjustments, net of income tax expense (benefit) of $(636) in 2020, $(181) in 2019 and $(535) in 2018	12,560	1,808	(12,287)
Other comprehensive income (loss)	(10,416)	18,568	(35,322)
Comprehensive income	$260,152	$272,854	$199,412
See accompanying Notes to Consolidated Financial Statements

NewMarket Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31,
(in thousands, except share amounts)	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$125,172	$144,397
Trade and other accounts receivable, net	336,395	335,826
Inventories	401,031	365,938
Prepaid expenses and other current assets	35,480	33,237
Total current assets	898,078	879,398
Property, plant, and equipment, net	665,147	635,439
Intangibles (net of amortization) and goodwill	129,944	131,880
Prepaid pension cost	137,069	133,848
Operating lease right-of-use assets	61,329	60,505
Deferred charges and other assets	42,308	44,062
Total assets	$1,933,875	$1,885,132
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$189,937	$178,773
Accrued expenses	78,422	77,350
Dividends payable	15,184	19,217
Income taxes payable	3,760	10,632
Operating lease liabilities	13,410	14,036
Other current liabilities	11,742	8,887
Total current liabilities	312,455	308,895
Long-term debt	598,848	642,941
Operating lease liabilities - noncurrent	48,324	46,792
Other noncurrent liabilities	214,424	203,406
Total liabilities	1,174,051	1,202,034
Commitments and contingencies (Note 20)
Shareholders’ equity:
Common stock and paid-in capital (with no par value; authorized shares - 80,000,000; issued and outstanding - 10,921,377 at December 31, 2020 and 11,188,549 at December 31, 2019)	717	1,965
Accumulated other comprehensive loss	(173,164)	(162,748)
Retained earnings	932,271	843,881
Total shareholders' equity	759,824	683,098
Total liabilities and shareholders' equity	$1,933,875	$1,885,132
See accompanying Notes to Consolidated Financial Statements

NewMarket Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity

	Common Stock and Paid-in Capital		Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
(in thousands, except share and per-share amounts)	Shares	Amount
Balance at December 31, 2017	11,779,978	$0	$(145,994)	$747,643	$601,649
Net income				234,734	234,734
Other comprehensive income (loss)			(35,322)		(35,322)
Cash dividends ($7.00 per share)				(80,448)	(80,448)
Repurchases of common stock	(603,449)	(2,038)		(229,978)	(232,016)
Tax withholdings related to stock-based compensation	(2,055)			(740)	(740)
Stock-based compensation	10,008	2,038		12	2,050
Balance at December 31, 2018	11,184,482	0	(181,316)	671,223	489,907
Net income				254,286	254,286
Other comprehensive income (loss)			18,568		18,568
Cash dividends ($7.30 per share)				(81,676)	(81,676)
Tax withholdings related to stock-based compensation	(603)	(304)			(304)
Stock-based compensation	4,670	2,269		48	2,317
Balance at December 31, 2019	11,188,549	1,965	(162,748)	843,881	683,098
Net income				270,568	270,568
Other comprehensive income (loss)			(10,416)		(10,416)
Cash dividends ($7.60 per share)				(83,417)	(83,417)
Repurchases of common stock	(270,963)	(2,630)		(98,804)	(101,434)
Tax withholdings related to stock-based compensation	(1,547)	(641)			(641)
Stock-based compensation	5,338	2,023		43	2,066
Balance at December 31, 2020	10,921,377	$717	$(173,164)	$932,271	$759,824
See accompanying Notes to Consolidated Financial Statements

NewMarket Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2020	2019	2018
Cash and cash equivalents at beginning of year	$144,397	$73,040	$84,166
Cash flows from operating activities:
Net income	270,568	254,286	234,734
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	84,002	87,560	71,759
Deferred income tax expense	7,554	7,384	14,527
Gain on sale of land	(16,483)	0	0
Change in assets and liabilities:
Trade and other accounts receivable, net	2,591	(22,587)	14,096
Inventories	(33,111)	31,884	(29,672)
Prepaid expenses and other current assets	(6,138)	(2,742)	702
Accounts payable and accrued expenses	7,077	8,859	(19,638)
Operating lease liabilities	(17,801)	(16,496)	0
Other current liabilities	228	1,866	(10,169)
Income taxes payable	(6,935)	3,979	(9,731)
Cash pension and postretirement contributions	(10,655)	(9,932)	(64,756)
Other, net	3,257	(6,849)	(3,941)
Cash provided from (used in) operating activities	284,154	337,212	197,911
Cash flows from investing activities:
Capital expenditures	(93,316)	(59,434)	(74,638)
Proceeds from sale of land	20,000	0	0
Other, net	(927)	0	14,607
Cash provided from (used in) investing activities	(74,243)	(59,434)	(60,031)
Cash flows from financing activities:
Net (repayments) borrowings under revolving credit facility	(44,678)	(123,451)	168,129
Dividends paid	(83,417)	(81,676)	(80,448)
Repurchases of common stock	(101,434)	0	(232,016)
Other, net	(1,934)	(2,952)	(1,092)
Cash provided from (used in) financing activities	(231,463)	(208,079)	(145,427)
Effect of foreign exchange on cash and cash equivalents	2,327	1,658	(3,579)
(Decrease) increase in cash and cash equivalents	(19,225)	71,357	(11,126)
Cash and cash equivalents at end of year	$125,172	$144,397	$73,040
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
NewMarket is the parent company of separate operating companies, each managing its own assets and liabilities. Those companies are Afton, which focuses on petroleum additive products; Ethyl, representing certain contracted manufacturing and services, as well as the antiknock compounds business; and NewMarket Development, which manages the real property and improvements that we own in Virginia. NewMarket is also the parent company of NewMarket Services, which provides various administrative services to NewMarket, Afton, Ethyl, and NewMarket Development.
Certain reclassifications have been made to the accompanying consolidated financial statements and the related notes to conform to the current presentation.
Foreign Currency Translation—We translate the balance sheets of our foreign subsidiaries into U.S. Dollars based on the current exchange rate at the end of each period. We translate the statements of income using the weighted-average exchange rates for the period. NewMarket includes translation adjustments in the Consolidated Balance Sheets as part of accumulated other comprehensive loss and transaction adjustments in the Consolidated Statements of Income as part of cost of goods sold. Foreign currency transaction adjustments resulted in a net loss of $3 million in 2020, $4 million in 2019, and $8 million 2018.
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
Accounts Receivable—We record our accounts receivable at outstanding principal adjusted for allowances for credit losses. The allowance for credit losses represents probable losses to be incurred if our customers do not make required payments. We determine the adequacy of the allowance by periodically evaluating each customer’s receivable balance, considering their financial condition and credit history, and considering current economic conditions. The allowance for credit losses was not material at December 31, 2020 or December 31, 2019.
Inventories—NewMarket values its inventories at the lower of cost or net realizable value. In the United States, petroleum additives inventory cost is determined on the last-in, first-out (LIFO) basis. For all other inventory, we determine cost using a weighted-average method. Inventory cost includes raw materials, direct labor, and manufacturing overhead.
Property, Plant, and Equipment—We state property, plant, and equipment at cost less accumulated depreciation and compute depreciation by the straight-line method based on the estimated useful lives of the assets. We capitalize expenditures for significant improvements that extend the useful life of the related property. We expense repairs and maintenance, including plant turnaround costs, as incurred. When property is sold or retired, we remove the cost and accumulated depreciation from the accounts and any related gain or loss is included in earnings.

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
Employee Savings Plan—Most of our full-time salaried and hourly employees may participate in defined contribution savings plans. Employees who are covered by collective bargaining agreements may also participate in a savings plan according to the terms of their bargaining agreements. Employees, as well as NewMarket, contribute to the plans. We made contributions of $7 million in 2020, and $6 million in both 2019 and 2018 related to these plans.
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
Leases—We determine if an arrangement includes a lease at the inception of the agreement. The right-of-use asset and lease liability are determined at the lease commencement date and are based on the present value of estimated lease payments.
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

Notes to Consolidated Financial Statements

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
We record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. We may enter into derivative contracts that are intended to economically hedge certain of our risks, even though hedge accounting does not apply or we elect not to apply hedge accounting. We do not enter into derivative instruments for speculative purposes. We had no derivative financial instruments outstanding at December 31, 2020 or December 31, 2019.
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
In addition, our financial results can be influenced by certain risk factors. Some of our significant concentrations of risk include the following:
•reliance on a small number of significant customers;
•customers concentrated in the fuel and lubricant industries; and
•production of several of our products solely at one facility.

Notes to Consolidated Financial Statements

2. Net Sales
Our revenues are primarily derived from the manufacture and sale of petroleum additives products. We sell petroleum additives products across the world including to customers located in our North America, Latin America, Asia Pacific, and EMEAI regions. Our customers primarily consist of global, national, and independent oil companies. While some of our customers have payment terms beyond 30 days, we do not provide extended payment terms of a year or more, nor do our contracts include a financing component. Our allowance for credit losses is immaterial, as are any bad debts we incur. In limited cases, we collect funds in advance of shipping product to our customers and recognizing the related revenue. These prepayments from customers are recorded as a contract liability to our customer until we recognize the revenue. Prepayments from our customers totaled $1 million in both December 31, 2020 and December 31, 2019. Revenue recognized from funds collected in advance from customers in an earlier period was $1 million in both 2020 and 2019 and $3 million in 2018.
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
Some of our contracts include variable consideration in the form of rebates or business development funds. We record rebates at the point of sale as contra-revenue when we can reasonably estimate the amount of the rebate. The estimates are based on our best judgment at the time of sale, which includes anticipated as well as historical performance. Depending upon the specific terms of a business development fund, amounts are accrued as contra-revenue at the point of sale or are expensed when costs are incurred by us. We regularly review both rebates and business development funds and make adjustments when necessary, recognizing the full amount of any adjustment in the period identified. We recognized an increase to net sales of $2 million for 2020, $1 million for 2019, and $3 million for 2018 related to adjustments to rebates or business development funds which were recognized in revenue in a prior period. At December 31, 2020, accrued rebates were $24 million and accrued business development funds were $1 million. At December 31, 2019, accrued rebates were $23 million and accrued business developments funds were $2 million.

Notes to Consolidated Financial Statements

The following table provides information on our net sales by geographic area. Information on net sales by segment is in Note 4.

	Years Ended December 31,
(in thousands)	2020	2019	2018
Net sales
United States	$650,654	$728,125	$722,576
China	213,788	225,498	239,406
Europe, Middle East, Africa, India	651,645	700,081	756,258
Asia Pacific, except China	279,847	311,469	335,119
Other foreign	214,997	225,122	236,316
Net sales	$2,010,931	$2,190,295	$2,289,675
3.    Earnings Per Share
We had 19,951 shares in 2020, 20,441 shares in 2019, and 18,892 shares in 2018 of nonvested restricted stock that were excluded from the calculation of diluted earnings per share, as their effect on earnings per share would be anti-dilutive.
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

	Years Ended December 31,
(in thousands, except per-share amounts)	2020	2019	2018
Earnings per share numerator:
Net income attributable to common shareholders before allocation of earnings to participating securities	$270,568	$254,286	$234,734
Earnings allocated to participating securities	448	441	474
Net income attributable to common shareholders after allocation of earnings to participating securities	$270,120	$253,845	$234,260
Earnings per share denominator:
Weighted-average number of shares of common stock outstanding - basic and diluted	10,961	11,166	11,515
Earnings per share - basic and diluted	$24.64	$22.73	$20.34
4.    Segment and Geographic Area Information
Segment Information—The tables below show our consolidated segment results. The “All other” category includes the operations of the antiknock compounds business, as well as certain contracted manufacturing and services associated with Ethyl.
The segment accounting policies are the same as those described in Note 1. We evaluate the performance of the petroleum additives business based on segment operating profit. NewMarket Services departments and other expenses are billed to Afton and Ethyl based on the services provided under the holding company structure. Depreciation on segment property, plant, and equipment, as well as amortization of segment intangible assets and lease right-of-use assets for 2020 and 2019 are included in segment operating profit. No transfers occurred between the petroleum additives segment and the “All other” category during the periods presented. The table below reports net sales and operating profit by segment, as well as a reconciliation to income before income tax expense, for the last three years.

Notes to Consolidated Financial Statements

	Years Ended December 31,
(in thousands)	2020	2019	2018
Net sales
Petroleum additives
Lubricant additives	$1,686,649	$1,778,473	$1,870,803
Fuel additives	314,918	397,431	410,000
Total	2,001,567	2,175,904	2,280,803
All other	9,364	14,391	8,872
Net sales (a)	$2,010,931	$2,190,295	$2,289,675
Segment operating profit
Petroleum additives	$333,241	$359,228	$311,019
All other	(100)	(1,562)	(3,256)
Segment operating profit	333,141	357,666	307,763
Corporate, general, and administrative expenses	(21,744)	(20,345)	(19,651)
Interest and financing expenses, net	(26,328)	(29,241)	(26,723)
Other income (expense), net	46,218	23,510	28,896
Income before income tax expense	$331,287	$331,590	$290,285
(a)No single customer accounted for 10% or more of our total net sales in 2020, 2019, or 2018.
The following tables show asset information by segment and the reconciliation to consolidated assets. Segment assets consist of accounts receivable, inventory, and long-lived assets. Long-lived assets included in the petroleum additives segment amounts in the table below include property, plant, and equipment (net of depreciation), intangibles (net of amortization) and goodwill, and lease right-of-use assets. The additions to long-lived assets include property, plant, and equipment for all years and lease right-of-use assets for 2020 and 2019.

	December 31,
(in thousands)	2020	2019
Segment assets
Petroleum additives	$1,557,834	$1,506,690
All other	18,383	14,519
	1,576,217	1,521,209
Cash and cash equivalents	125,172	144,397
Other accounts receivable	13,566	6,068
Prepaid expenses and other current assets	35,480	33,237
Non-segment property, plant, and equipment, net	31,839	34,648
Prepaid pension cost	137,069	133,848
Lease right-of-use assets	198	302
Deferred charges and other assets	14,334	11,423
Total assets	$1,933,875	$1,885,132

Notes to Consolidated Financial Statements

	Years Ended December 31,
(in thousands)	2020	2019	2018
Additions to long-lived assets
Petroleum additives	$109,536	$85,711	$72,829
All other	3	28	0
Corporate	2,453	3,076	1,809
Total additions to long-lived assets	$111,992	$88,815	$74,638
Depreciation and amortization
Petroleum additives	$80,811	$84,872	$69,029
All other	52	52	11
Corporate	3,139	2,636	2,719
Total depreciation and amortization	$84,002	$87,560	$71,759
Geographic Area Information - We have operations in the North America, Latin America, Asia Pacific, and EMEAI regions. Our foreign customers consist primarily of global, national, and independent oil companies.
The tables below report net sales, total assets, and long-lived assets by geographic area, as well as by country for those countries with significant net sales or long-lived assets. Since our foreign operations are significant to our overall business, we are also presenting net sales in the table below by the major regions in which we operate. NewMarket assigns net sales to geographic areas based on the location to which the product was shipped to a third party. Long-lived assets in the table below include property, plant, and equipment, net of depreciation, and lease right-of-use assets.

	Years Ended December 31,
(in thousands)	2020	2019	2018
Net sales
United States	$650,654	$728,125	$722,576
China	213,788	225,498	239,406
Europe, Middle East, Africa, India	651,645	700,081	756,258
Asia Pacific, except China	279,847	311,469	335,119
Other foreign	214,997	225,122	236,316
Net sales	$2,010,931	$2,190,295	$2,289,675

	December 31,
(in thousands)	2020	2019
Total assets
United States	$763,642	$728,571
Foreign	1,170,233	1,156,561
Total assets	$1,933,875	$1,885,132
Long-lived assets
United States	$312,586	$275,646
Singapore	271,135	287,276
Other foreign	153,529	145,862
Total long-lived assets	$737,250	$708,784

Notes to Consolidated Financial Statements

5.    Supplemental Cash Flow Information

	Years Ended December 31,
(in thousands)	2020	2019	2018
Cash paid during the year for
Interest and financing expenses (net of capitalization)	$26,148	$28,523	$28,915
Income taxes	62,238	64,899	76,859

Supplemental disclosure of non-cash transactions:
Non-cash additions to property, plant, and equipment	$5,106	$6,025	$3,076
6.    Trade and Other Accounts Receivable, Net

	December 31,
(in thousands)	2020	2019
Trade receivables	$284,759	$289,737
Income and other tax receivables	40,708	34,465
Other	10,928	11,624
	$336,395	$335,826
7.    Inventories

	December 31,
(in thousands)	2020	2019
Finished goods and work-in-process	$325,588	$295,997
Raw materials	59,413	55,702
Stores, supplies, and other	16,030	14,239
	$401,031	$365,938
Our U.S. petroleum additives finished goods, work-in-process, and raw materials inventories, which are stated on the LIFO basis, amounted to $124 million at December 31, 2020 and were below replacement cost by approximately $37 million. At December 31, 2019, LIFO basis inventories were $116 million, which was approximately $50 million below replacement cost.
Our foreign inventories amounted to $255 million at December 31, 2020 and $238 million at December 31, 2019.
Reserves for obsolete and slow-moving inventory included in the table above were not material at December 31, 2020 or December 31, 2019.
8.    Prepaid Expenses and Other Current Assets

	December 31,
(in thousands)	2020	2019
Dividend funding	$15,184	$19,217
Income taxes on intercompany profit	4,828	5,756
Other	15,468	8,264
	$35,480	$33,237

Notes to Consolidated Financial Statements

9.    Property, Plant, and Equipment, at Cost

	December 31,
(in thousands)	2020	2019
Land	$37,796	$40,938
Land improvements	58,646	57,635
Leasehold improvements	2,146	2,122
Buildings	183,234	174,600
Machinery and equipment	1,188,396	1,161,409
Construction in progress	73,234	29,228
	1,543,452	1,465,932
Less accumulated depreciation and amortization	878,305	830,493
Net property, plant, and equipment	$665,147	$635,439
We depreciate the cost of property, plant, and equipment by the straight-line method over the following estimated useful lives:

Land improvements	9 - 40 years
Buildings	10 - 46 years
Machinery and equipment	3 - 30 years
Depreciation expense was $61 million in 2020, $64 million in 2019, and $63 million in 2018.
10.    Intangibles (Net of Amortization) and Goodwill
The net carrying amount of intangibles and goodwill was $130 million at December 31, 2020 and $132 million at December 31, 2019. The gross carrying amount and accumulated amortization of each type of intangible asset and goodwill are presented in the table below.

	December 31,
	2020		2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Formulas and technology	$6,200	$3,617	$9,600	$5,416
Contract	2,000	800	2,000	600
Customer bases	14,240	12,037	14,240	10,931
Goodwill	123,958		122,987
	$146,398	$16,454	$148,827	$16,947
Aggregate amortization expense		$2,907		$4,206
Aggregate amortization expense was $7 million in 2018. All of the intangibles relate to the petroleum additives segment. The change in the gross carrying amount between 2019 and 2020 was due to foreign currency fluctuations, as well as the following:
•A formulas and technology intangible asset became fully amortized in 2020, resulting in a decrease in the gross carrying amount and accumulated amortization.
•In May 2020, we completed the purchase of the remaining outstanding capital stock of Aditivos Mexicanos, S.A. de C.V. (AMSA), which we acquired in 2017. The prior noncontrolling interest represented by the outstanding capital stock of AMSA was not material.
There is no accumulated goodwill impairment.

Notes to Consolidated Financial Statements

Estimated annual amortization expense related to our intangible assets for the next five years is expected to be (in thousands):

2021	$2,156
2022	1,423
2023	907
2024	390
2025	390
We amortize the contract over 10 years; customer bases over 4 years to 20 years; and formulas and technology over 6 years.
11.    Deferred Charges and Other Assets

	December 31,
(in thousands)	2020	2019
Deposit on future leased plant and equipment	$12,958	$12,958
Finance lease right-of-use assets	10,774	12,840
Deferred income tax assets	7,992	6,327
Asbestos insurance receivables	2,931	5,528
Deferred financing costs, net of amortization	2,106	1,507
Other	5,547	4,902
	$42,308	$44,062
Deferred financing costs, net of amortization, in the table above include only those costs associated with the revolving credit facility. The amount of deferred financing costs, net of amortization related to the 4.10% senior notes is reported as a component of long-term debt. See Note 13 for further information on our long-term debt.
12. Accrued Expenses

	December 31,
(in thousands)	2020	2019
Employee benefits, payroll, and related taxes	$34,136	$33,806
Customer rebates	23,641	22,682
Taxes other than income and payroll	5,995	3,631
Interest on long-term debt	5,284	5,290
Other	9,366	11,941
	$78,422	$77,350

Notes to Consolidated Financial Statements

13.    Long-term Debt

	December 31,
(in thousands)	2020	2019
Senior notes - 4.10% due 2022 (net of related deferred financing costs)	$348,848	$348,263
Senior notes - 3.78% due 2029	250,000	250,000
Revolving credit facility	0	44,678
	$598,848	$642,941
4.10% Senior Notes – In 2012, we issued $350 million aggregate principal amount of 4.10% senior notes due 2022 at an issue price of 99.83%. The notes are senior unsecured obligations. We incurred financing costs totaling approximately $5 million related to the 4.10% senior notes, which are being amortized over the term of the agreement. Interest is payable semiannually.
The 4.10% senior notes rank:
•equal in right of payment with all of our existing and future senior unsecured indebtedness; and
•senior in right of payment to any of our future subordinated indebtedness.
The indenture governing the 4.10% senior notes contains covenants that, among other things, limit our ability and the ability of our subsidiaries to:
•create or permit to exist liens;
•enter into sale-leaseback transactions;
•incur additional guarantees; and
•sell all or substantially all of our assets or consolidate or merge with or into other companies.
We were in compliance with all covenants under the indenture governing the 4.10% senior notes as of December 31, 2020 and December 31, 2019.
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
We were in compliance with all covenants under the 3.78% senior notes as of December 31, 2020 and December 31, 2019.
Revolving Credit Facility - On March 5, 2020, NewMarket and certain foreign subsidiary borrowers entered into a Credit Agreement (the Credit Agreement) with a term of five years. The Credit Agreement provides for a $900 million, multicurrency revolving credit facility with a $500 million sublimit for foreign currency borrowings, a $50 million sublimit for letters of credit, and a $20 million sublimit for swingline loans. The Credit Agreement includes an expansion feature which allows us, subject to certain conditions, to request an increase in the aggregate amount of the revolving credit facility or obtain incremental term loans in an amount up to $425 million. NewMarket's obligations under the Credit Agreement are unsecured and the obligations of foreign subsidiary borrowers are fully and unconditionally guaranteed by NewMarket. The revolving credit facility is available on a revolving basis until March 5, 2025.
Concurrent with entering into the Credit Agreement, we terminated our former revolving credit facility that we had entered into in 2017.
Borrowings made under the revolving credit facility bear interest, at our option, at an annual rate equal to (1) the Alternate Base Rate (ABR) plus the Applicable Rate (as defined in the Credit Agreement) solely in the case of loans

Notes to Consolidated Financial Statements

denominated in U.S. dollars to NewMarket, (2) the Adjusted LIBO Rate plus the Applicable Rate, or (3) the Adjusted EURIBO Rate plus the Applicable Rate. ABR is the greatest of (i) the rate of interest publicly announced by the Administrative Agent as its prime rate, (ii) the NYFRB Rate (as defined in the Credit Agreement) from time to time plus 0.5%, and (iii) the Adjusted LIBO Rate for a one month interest period plus 1%. The Adjusted LIBO Rate means the rate at which Eurocurrency deposits in the London interbank market for certain periods (as selected by NewMarket) are quoted, as adjusted for statutory reserve requirements for Eurocurrency liabilities and other applicable mandatory costs. The Adjusted EURIBO Rate means the rate at which Eurocurrency deposits denominated in euro in the euro interbank markets for certain periods (as selected by NewMarket) are quoted, as adjusted for statutory reserve requirements for Eurocurrency liabilities and other mandatory costs. The Applicable Rate ranges from 0.000% to 0.375% (depending on our Leverage Ratio or Credit Ratings) for loans bearing interest based on the ABR. The Applicable Rate ranges from 0.875% to 1.375% (depending on our Leverage Ratio or Credit Ratings) for loans bearing interest based on the Adjusted LIBO Rate or the Adjusted EURIBO rate. The Credit Agreement contains the Administrative Agent's customary LIBOR successor rate provisions, which apply in the event LIBOR ceases to be available or is generally replaced as a benchmark interest rate in the market.
We paid financing costs in 2020 of approximately $1.3 million related to this revolving credit facility and carried over deferred financing costs from our previous revolving credit facility of approximately $1.2 million, resulting in total deferred financing costs of $2.5 million, which we are amortizing over the term of the Credit Agreement.
There were no outstanding borrowings under the revolving credit facility at December 31, 2020 compared to $45 million in outstanding borrowings at December 31, 2019 under our former facility. Outstanding letters of credit amounted to $2 million at December 31, 2020 and $3 million at December 31, 2019 resulting in the unused portion of the applicable credit facility amounting to $898 million at December 31, 2020 and $803 million at December 31, 2019.
The average interest rate for borrowings under the credit facilities was 1.4% during 2020 and 3.0% during 2019.
The Credit Agreement contains certain customary covenants, including financial covenants that require NewMarket to maintain a consolidated Leverage Ratio (as defined in the Credit Agreement) of no more than 3.75 to 1.00 except during an Increased Leverage Period (as defined in the Credit Agreement). We were in compliance with all covenants under the revolving credit facility in effect at December 31, 2020 and at December 31, 2019.
14.    Other Noncurrent Liabilities

	December 31,
(in thousands)	2020	2019
Employee benefits	$115,780	$92,711
Deferred income tax liabilities	60,041	57,196
Finance lease liabilities	10,077	11,119
Environmental remediation	9,000	9,204
Asbestos litigation reserve	7,218	10,534
Deemed repatriation of earnings	2,956	2,956
Other	9,352	19,686
	$214,424	$203,406
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

Notes to Consolidated Financial Statements

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
The maximum aggregate number of shares of our common stock that may be issued under the Plan is 1,000,000. At December 31, 2020, 954,028 shares were available for grant. During 2020, we granted 1,120 shares to five of our non-employee directors, which vested immediately.
A summary of activity during 2020 related to NewMarket’s restricted stock and restricted stock units (stock awards) is presented below in whole shares:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested stock awards at January 1, 2020	21,111	$427.14
Granted in 2020	6,779	414.33
Vested in 2020	4,708	428.54
Forfeited in 2020	2,268	428.07
Unvested stock awards at December 31, 2020	20,914	422.57
The weighted average grant-date fair value was $440.42 for stock awards granted in 2019 and $415.98 for stock awards granted in 2018. The fair value of shares vested was $2 million in 2020, $1 million in 2019, and $3 million in 2018. We recognized compensation expense of $2 million in 2020, $2 million in 2019, and $2 million in 2018 related to stock awards. At December 31, 2020, total unrecognized compensation expense related to stock awards was $5 million, which is expected to be recognized over a period of 3.1 years.
16. Leases
Our leases are for land, real estate, railcars, vehicles, pipelines, plant equipment, and office equipment. We have both operating and finance leases with remaining terms ranging from less than one year to 50 years. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The components of lease expense were as follows:

	Years Ended December 31,
(in thousands)	2020	2019
Operating lease cost	$17,371	$17,414
Finance lease cost:
Amortization of assets	3,047	2,723
Interest on lease liabilities	417	426
Short-term lease cost	4,665	3,459
Variable lease cost	4,579	3,206
Total lease cost	30,079	$27,228
Variable lease costs also include leases that do not have a right-of-use asset or lease liability, but are capitalized as part of inventory. Rental expense was $23 million in 2018 under the authoritative accounting guidance in effect during that year.

Notes to Consolidated Financial Statements

Supplemental balance sheet information related to leases was as follows:

		December 31,
(in thousands)	Balance Sheet Classification	2020	2019
Operating leases:
Operating lease right-of-use assets	Operating lease right-of-use assets	$61,329	$60,505

Current liability	Operating lease liabilities	$13,410	$14,036
Noncurrent liability	Operating lease liabilities-noncurrent	48,324	46,792
		$61,734	$60,828

Finance leases:
Finance lease right-of-use assets	Deferred charges and other assets	$10,774	$12,840

Current liability	Other current liabilities	$2,142	$3,019
Noncurrent liability	Other noncurrent liabilities	10,077	11,119
		$12,219	$14,138

	December 31,
	2020	2019
Weighted average remaining lease term (in years):
Operating leases	13	14
Finance leases	10	9

Weighted average incremental borrowing rate:
Operating leases	3.33%	3.88%
Finance leases	3.05%	3.41%
Supplemental cash flow information related to leases was as follows:

	Years Ended December 31,
(in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$17,563	$16,765
Operating cash flows from finance leases	417	426
Financing cash flows from finance leases	3,031	2,649

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$17,694	$18,826
Finance leases	982	10,555

Notes to Consolidated Financial Statements

Maturities of lease liabilities as of December 31, 2020 were as follows:

(in thousands)	Operating Leases	Finance Leases
2021	$15,093	$2,463
2022	12,103	1,428
2023	9,854	1,211
2024	6,091	1,164
2025	4,437	1,143
Thereafter	33,426	6,628
Total lease payments	81,004	14,037
Less: imputed interest	19,270	1,818
Total lease obligations	$61,734	$12,219
Operating lease payments in the table above include approximately $16 million related to options to extend lease terms that are reasonably certain of being exercised. At December 31, 2020, we have entered into leases that have not yet commenced, but provide for right-of-use assets of approximately $38 million with remaining related lease obligations of $25 million, which are not included in the above table. Most of the commitments relate to plant and equipment that is being constructed or procured by the future lessors. These leases are expected to commence in 2021.
17.    Pension Plans and Other Postretirement Benefits
NewMarket uses a December 31 measurement date for all of our plans.
U.S. Retirement Plans
NewMarket sponsors four pension plans for all full-time U.S. employees that offer a benefit based primarily on years of service and compensation. Employees do not contribute to these pension plans. The plans are as follows:
•Salaried employees pension plan;
•Afton pension plan for union employees (the Sauget plan);
•NewMarket retirement income plan for union employees in Houston, Texas (the Houston plan); and
•Afton Chemical Additives pension plan for union employees in Port Arthur, Texas (the Port Arthur plan).
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

	Years Ended December 31,
	Pension Benefits			Postretirement Benefits
(in thousands)	2020	2019	2018	2020	2019	2018
Net periodic benefit cost (income)
Service cost	$16,544	$13,471	$15,391	$912	$718	$896
Interest cost	13,771	14,509	13,256	1,340	1,514	1,458
Expected return on plan assets	(37,226)	(34,632)	(29,883)	(938)	(947)	(969)
Amortization of prior service cost (credit)	271	178	25	(3,028)	(3,028)	(3,028)
Amortization of actuarial net (gain) loss	4,674	2,951	5,139	0	0	0
Net periodic benefit cost (income)	(1,966)	(3,523)	3,928	(1,714)	(1,743)	(1,643)
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss)
Actuarial net (gain) loss	(4,933)	(36,814)	29,215	2,410	3,049	(2,190)
Prior service cost (credit)	65	1,013	0	0	0	0
Amortization of actuarial net gain (loss)	(4,674)	(2,951)	(5,139)	0	0	0
Amortization of prior service (cost) credit	(271)	(178)	(25)	3,028	3,028	3,028
Total recognized in other comprehensive income (loss)	(9,813)	(38,930)	24,051	5,438	6,077	838
Total recognized in net periodic benefit cost (income) and other comprehensive income (loss)	$(11,779)	$(42,453)	$27,979	$3,724	$4,334	$(805)

Notes to Consolidated Financial Statements

Changes in the plans’ benefit obligations and assets follow.

	December 31,
	Pension Benefits		Postretirement Benefits
(in thousands)	2020	2019	2020	2019
Change in benefit obligation
Benefit obligation at beginning of year	$403,056	$349,212	$40,320	$37,512
Service cost	16,544	13,471	912	718
Interest cost	13,771	14,509	1,340	1,514
Actuarial net (gain) loss	37,978	38,045	2,221	3,165
Plan amendment	65	1,014	0	0
Benefits paid	(13,693)	(13,195)	(3,086)	(2,589)
Benefit obligation at end of year	457,721	403,056	41,707	40,320
Change in plan assets
Fair value of plan assets at beginning of year	483,823	384,552	22,092	22,378
Actual return on plan assets	80,137	109,493	750	1,063
Employer contributions	2,904	2,973	1,616	1,240
Benefits paid	(13,693)	(13,195)	(3,086)	(2,589)
Fair value of plan assets at end of year	553,171	483,823	21,372	22,092
Funded status	$95,450	$80,767	$(20,335)	$(18,228)
Amounts recognized in the Consolidated Balance Sheets
Noncurrent assets	$136,530	$121,968	$0	$0
Current liabilities	(2,849)	(2,920)	(1,074)	(1,164)
Noncurrent liabilities	(38,231)	(38,281)	(19,261)	(17,064)
	$95,450	$80,767	$(20,335)	$(18,228)
Amounts recognized in accumulated other comprehensive loss
Actuarial net (gain) loss	$63,654	$73,261	$4,979	$2,569
Prior service cost (credit)	636	842	(19,619)	(22,647)
	$64,290	$74,103	$(14,640)	$(20,078)
The accumulated benefit obligation for all domestic defined benefit pension plans was $392 million at December 31, 2020 and $346 million at December 31, 2019.
The fair market value of plan assets exceeded both the accumulated benefit obligation and projected benefit obligation for all domestic plans, except the nonqualified plan, at December 31, 2020 and December 31, 2019.
The net asset position for plans in which assets exceeded the projected benefit obligation is included in prepaid pension cost on the Consolidated Balance Sheets. The net liability position of plans in which the projected benefit obligation exceeded assets is included in other noncurrent liabilities on the Consolidated Balance Sheets.
A portion of the accrued benefit cost for the nonqualified plan is included in current liabilities at both December 31, 2020 and December 31, 2019. As the nonqualified plan is unfunded, the amount reflected in current liabilities represents the expected benefit payments related to the nonqualified plan during 2021.

Notes to Consolidated Financial Statements

The table below shows selected information on domestic pension and postretirement benefit plans.

	December 31,
(in thousands)	2020	2019
Pension plans with the accumulated benefit obligation in excess of the fair market value of plan assets
Accumulated benefit obligation	$39,016	$38,167
Fair market value of plan assets	0	0

Pension plans with the projected benefit obligation in excess of the fair market value of plan assets
Projected benefit obligation	41,081	41,201
Fair market value of plan assets	0	0

Postretirement benefit plans with the accumulated postretirement benefit obligation in excess of the fair market value of plan assets
Accumulated postretirement benefit obligation	25,584	24,651
Fair market value of plan assets	0	0
There are no assets held by the trustee for the retired beneficiaries of the nonqualified plan. Payments to retired beneficiaries of the nonqualified plan are made with cash from operations. The postretirement healthcare benefits are also unfunded and paid with cash from operations. The benefits from the postretirement life insurance are funded through an insurance contract.
Assumptions—We used the following assumptions to calculate the results of our retirement plans:

	Pension Benefits			Postretirement Benefits
	2020	2019	2018	2020	2019	2018
Weighted-average assumptions used to determine net periodic benefit cost (income) for years ended December 31,
Discount rate	3.50%	4.25%	3.75%	3.50%	4.25%	3.75%
Expected long-term rate of return on plan assets	8.50%	8.50%	8.50%	4.50%	4.50%	4.50%
Rate of projected compensation increase	3.50%	3.50%	3.50%
Weighted-average assumptions used to determine benefit obligations at December 31,
Discount rate	2.875%	3.50%	4.25%	2.875%	3.50%	4.25%
Rate of projected compensation increase	3.50%	3.50%	3.50%
For pension plans, we base the assumed expected long-term rate of return for plan assets on an analysis of our actual investments, including our asset allocation, as well as an analysis of expected returns. This analysis reflects the expected long-term rates of return for each significant asset class and economic indicator. The range of returns relies both on forecasts and on broad-market historical benchmarks for expected return, correlation, and volatility for each asset class. Our asset allocation is predominantly weighted toward equities. Through our ongoing monitoring of our investments and review of market data, we have determined that we should reduce the expected long-term rate of return for our U.S. plans to 8.0% for the year beginning January 1, 2021. For the postretirement plan, we based the assumed expected long-term rate of return for plan assets on an evaluation of projected interest rates, as well as the guaranteed interest rate for our insurance contract.
Plan Assets—Pension plan assets are held and distributed by trusts and consist principally of equity securities and investment-grade fixed income securities. We invest directly in equity securities, as well as in funds which primarily

Notes to Consolidated Financial Statements

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
The assets of the postretirement benefit plan are invested completely in an insurance contract. No NewMarket common stock is included in these assets.
The following table provides information on the fair value of our pension and postretirement benefit plans assets, as well as the related level within the fair value hierarchy. Investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified by level in the fair value hierarchy.

	December 31, 2020				December 31, 2019
		Fair Value Measurements Using				Fair Value Measurements Using
(in thousands)	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Pension Plans
Equity securities:
U. S. companies	$397,981	$397,981	$0	$0	$338,564	$338,564	$0	$0
International companies	21,313	21,313	0	0	20,751	20,751	0	0
Money market instruments	6,771	6,771	0	0	17,618	17,618	0	0
Pooled investment funds:
Fixed income securities—mutual funds	18,420	18,420	0	0	9,576	9,576	0	0
International equities—mutual fund	19,341	19,341	0	0	17,378	17,378	0	0
Common collective trusts measured at net asset value	89,275				78,256
Cash	70	70	0	0	0	0	0	0
Insurance contract	0	0	0	0	1,680	0	1,680	0
	$553,171	$463,896	$0	$0	$483,823	$403,887	$1,680	$0
Postretirement Plans
Insurance contract	$21,372	$0	$21,372	$0	$22,092	$0	$22,092	$0
The valuation methodologies used to develop the fair value measurements for the investments in the table above are outlined below. There have been no changes in the valuation techniques used to value the investments.
•Equity securities, including common stock and real estate investment trusts, are valued at the closing price reported on a national exchange.

Notes to Consolidated Financial Statements

•Money market instruments are valued at cost, which approximates fair value.
•Pooled investment funds—Mutual funds are valued at the closing price reported on a national exchange.
•The common collective trusts (the trusts) are valued at the net asset value of units held based on the quoted market value of the underlying investments held by the funds. One of the trusts invests primarily in a diversified portfolio of equity securities of companies located outside of the United States and Canada, as determined by a company's jurisdiction of incorporation. We may make withdrawals from this trust on the first business day of each month with at least 10 days notice. Another trust invests primarily in a diversified portfolio of equity securities included in the S&P 500 index and a third trust invests primarily in a diversified portfolio of equity securities included in the Russell 1000 Value index. There are no restrictions on redemption for the index trusts and there were no unfunded commitments.
•Cash and cash equivalents are valued at cost.
•The insurance contracts are unallocated funds deposited with an insurance company and are stated at an amount equal to the sum of all amounts deposited less the sum of all amounts withdrawn, adjusted for investment return.
Cash Flows—For U.S. plans, NewMarket expects to contribute $3 million to our pension plans and $2 million to our postretirement benefit plan in 2021. The expected benefit payments for the next ten years are as follows.

(in thousands)	Expected Pension Benefit Payments	Expected Postretirement Benefit Payments
2021	$13,671	$2,338
2022	14,523	2,203
2023	15,475	2,096
2024	16,527	1,994
2025	17,588	1,940
2026 through 2030	103,131	9,235
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

	Years Ended December 31,
(in thousands)	2020	2019	2018
Net periodic benefit cost (income)
Service cost	$8,544	$6,430	$7,271
Interest cost	3,866	4,768	4,514
Expected return on plan assets	(9,729)	(9,084)	(9,918)
Amortization of prior service cost (credit)	(43)	(42)	(81)
Amortization of actuarial net (gain) loss	1,420	938	597
Net periodic benefit cost (income)	4,058	3,010	2,383
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss)
Actuarial net (gain) loss	33,816	11,074	4,532
Prior service cost (credit)	0	0	537
Amortization of actuarial net gain (loss)	(1,420)	(938)	(597)
Amortization of prior service (cost) credit	43	42	81
Total recognized in other comprehensive income (loss)	32,439	10,178	4,553
Total recognized in net periodic benefit cost (income) and other comprehensive income (loss)	$36,497	$13,188	$6,936

Notes to Consolidated Financial Statements

Changes in the benefit obligations and assets of the foreign defined benefit pension plans follow.

	December 31,
(in thousands)	2020	2019
Change in benefit obligation
Benefit obligation at beginning of year	$206,058	$173,620
Service cost	8,544	6,430
Interest cost	3,866	4,768
Employee contributions	714	680
Actuarial net (gain) loss	36,463	21,558
Benefits paid	(5,059)	(5,977)
Foreign currency translation	12,003	4,979
Benefit obligation at end of year	262,589	206,058
Change in plan assets
Fair value of plan assets at beginning of year	189,455	163,746
Actual return on plan assets	13,590	19,591
Employer contributions	5,913	5,586
Employee contributions	714	680
Benefits paid	(5,059)	(5,977)
Foreign currency translation	8,004	5,829
Fair value of plan assets at end of year	212,617	189,455
Funded status	$(49,972)	$(16,603)
Amounts recognized in the Consolidated Balance Sheets
Noncurrent assets	$539	$11,880
Current liabilities	(407)	(297)
Noncurrent liabilities	(50,104)	(28,186)
	$(49,972)	$(16,603)
Amounts recognized in accumulated other comprehensive loss
Actuarial net (gain) loss	$85,298	$52,902
Prior service cost (credit)	821	778
	$86,119	$53,680
The accumulated benefit obligation for all foreign defined benefit pension plans was $224 million at December 31, 2020 and $171 million at December 31, 2019.
The fair market value of plan assets exceeded both the accumulated benefit obligation and projected benefit obligation for the Canada plan at both year-end 2020 and 2019. The net asset position of the Canada plan is included in prepaid pension cost on the Consolidated Balance Sheets at December 31, 2020 and December 31, 2019. The fair market value of plan assets for the U.K. plan exceeded the accumulated benefit obligation but not the projected benefit obligation at yearend 2020. For yearend 2019, the fair market value of plan assets of the U.K. plan exceeded both the accumulated benefit obligation and projected benefit obligation. The accrued benefit cost of the U.K. plan is included in other noncurrent liabilities on the Consolidated Balance Sheets at December 31, 2020 and the net asset position is included in prepaid pension cost on the Consolidated Balance Sheets at December 31, 2019. The accumulated benefit obligation and projected benefit obligation exceeded the fair market value of plan assets for the Germany, Belgium, and the two Mexico plans at December 31, 2020 and December 31, 2019. The accrued benefit cost of these plans is included in other noncurrent liabilities on the Consolidated Balance Sheets for both years.

Notes to Consolidated Financial Statements

As the Germany plan is unfunded, a portion of the accrued benefit cost is included in current liabilities at year-end 2020 and 2019, reflecting the expected benefit payments related to the plan for the following year.
The table below shows selected information on foreign pension plans.

	December 31,
(in thousands)	2020	2019
Pension plans with the accumulated benefit obligation in excess of the fair market value of plan assets
Accumulated benefit obligation	$32,176	$27,879
Fair market value of plan assets	14,527	12,642

Pension plans with the projected benefit obligation in excess of the fair market value of plan assets
Projected benefit obligation	257,642	41,126
Fair market value of plan assets	207,131	12,642

Assumptions—The information in the table below provides the weighted-average assumptions used to calculate the results of our foreign defined benefit pension plans.

	2020	2019	2018
Weighted-average assumptions used to determine net periodic benefit cost (income) for the years ended December 31,
Discount rate	1.81%	2.67%	2.36%
Expected long-term rate of return on plan assets	5.23%	5.58%	5.50%
Rate of projected compensation increase	3.96%	4.10%	4.14%
Weighted-average assumptions used to determine benefit obligations at December 31,
Discount rate	1.14%	1.81%	2.67%
Rate of projected compensation increase	3.94%	3.96%	4.10%
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

	December 31, 2020				December 31, 2019
		Fair Value Measurements Using				Fair Value Measurements Using
(in thousands)	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Insurance contract	$12,579	$0	$12,579	$0	$10,706	$0	$10,706	$0
Equity securities—international companies	714	714	0	0	691	691	0	0
Debt securities	575	470	105	0	663	646	17	0
Pooled investment funds—mutual funds	639	639	0	0	582	582	0	0
Cash and cash equivalents	659	659	0	0	131	131	0	0
Pooled investment funds (measured at net asset value):
Equity securities—U.S. companies	13,062				13,074
Equity securities—international companies	67,593				60,945
Debt securities	77,766				67,094
Diversified growth funds	39,030				35,569
	$212,617	$2,482	$12,684	$0	$189,455	$2,050	$10,723	$0
The valuation methodologies used to develop the fair value measurements for the investments in the table above are outlined below. There have been no changes in the valuation techniques used to value the investments.
•The insurance contract represents funds deposited with an insurance company and is stated at an amount equal to the sum of all amounts deposited less the sum of all amounts withdrawn, adjusted for investment return.
•Equity securities are valued at the closing price reported on a national exchange.
•Debt securities are valued by quoted market prices or valued based on yields currently available on comparable securities of issuers with similar credit ratings.
•Pooled investment funds that are mutual funds are valued at the closing price reported on a national exchange.
•Cash and cash equivalents are valued at cost.
•The pooled investment funds are valued at the net asset value of units held by the plans based on the quoted market value of the underlying investments held by the fund. The U.K. pension plan is invested in units of life insurance policies that are linked to equity securities funds, government bond funds and diversified growth funds. The underlying assets of the equity funds, bond funds, and diversified growth funds are traded on a national exchange and are based on tracking various indices of the London Stock Exchange. There are no redemption restrictions on these funds. There were no unfunded commitments for the U.K. pension plan funds. The Canada pension plan is invested in a pooled Canadian equity fund and a pooled diversified fund. The Canadian equity fund invests in a diversification (sector and industry) of equities listed on a recognized Canadian exchange. The diversified fund invests in a diversified mix of equities, fixed income securities, cash, and cash equivalent securities. There are no redemption restrictions on the pooled Canadian funds and there were no unfunded commitments.
Cash Flows—For foreign pension plans, NewMarket expects to contribute $7 million to the plans in 2021. The expected benefit payments for the next ten years for our foreign pension plans are shown in the table below.

Notes to Consolidated Financial Statements

(in thousands)	Expected Pension Benefit Payments
2021	$6,461
2022	4,726
2023	6,566
2024	8,517
2025	6,941
2026 through 2030	38,075
18.    Income Taxes
Our income before income tax expense, as well as our provision for income taxes is shown in the table below.

	Years Ended December 31,
(in thousands)	2020	2019	2018
Income before income tax expense
Domestic	$203,327	$183,907	$157,459
Foreign	127,960	147,683	132,826
	$331,287	$331,590	$290,285

Income tax expense
Current income taxes
Federal	$14,861	$29,955	$9,153
State	6,106	9,551	4,679
Foreign	32,198	30,414	27,192
	53,165	69,920	41,024
Deferred income taxes
Federal	4,498	1,671	16,545
State	1,090	630	2,888
Foreign	1,966	5,083	(4,906)
	7,554	7,384	14,527
Total income tax expense	$60,719	$77,304	$55,551

Notes to Consolidated Financial Statements

The reconciliation of the U.S. federal statutory rate to the effective income tax rate follows.

	% of Income Before Income Tax Expense
	2020	2019	2018
Federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal tax	1.7	2.4	2.1
Foreign operations	0.7	1.7	(0.9)
Research tax credit	(1.7)	(1.7)	(1.5)
Foreign-derived intangible tax benefit	(0.4)	(2.1)	(2.4)
U.S. minimum tax on foreign income	0.5	1.0	1.5
Uncertain tax positions	(1.7)	0.8	0.7
Taxes applicable to prior years	(1.4)	(0.3)	(0.7)
Change in U.S. tax rate	0.0	0.0	(2.0)
Other items and adjustments	(0.4)	0.5	1.3
Effective income tax rate	18.3%	23.3%	19.1%
Our deferred income tax assets and liabilities follow.

	December 31,
(in thousands)	2020	2019
Deferred income tax assets
Operating loss and credit carryforwards	$14,965	$13,375
Trademark expenses	3,678	3,892
Foreign currency translation adjustments	3,728	4,772
Other	6,238	7,015
Gross deferred income tax assets	28,609	29,054
Valuation allowance	(12,548)	(13,152)
Total deferred income tax assets	16,061	15,902
Deferred income tax liabilities
Depreciation and amortization	59,847	56,618
Future employee benefits	1,670	4,064
Other	6,593	6,089
Total deferred income tax liabilities	68,110	66,771
Net deferred income tax (liabilities) assets	$(52,049)	$(50,869)
Net deferred income tax (liabilities) assets in the table above are reflected in the Consolidated Balance Sheets on a net jurisdictional basis. Deferred income tax assets are included in deferred charges and other assets. See Note 11. Deferred income tax liabilities are included in other noncurrent liabilities. See Note 14.
Our deferred taxes are in a net liability position at December 31, 2020. Our deferred tax assets include $15 million of foreign operating loss carryforwards, foreign capital loss carryforwards, and foreign and state tax credits. The operating loss carryforwards expire in 2023 through 2037 and certain tax credits expire in 2026 through 2030. The largest change during 2020 on the carryforward items related to an increase in foreign tax credit carryforwards generated in 2019. Based on current forecasted operating plans and historical profitability, we believe that we will recover the full benefit of our deferred tax assets with the exception of $13 million of the aforementioned operating loss, capital loss, and tax credit carryforwards. Therefore, as of December 31, 2020, we have recorded an offsetting valuation allowance against these items. During 2020, we released the valuation allowance on $1 million of net operating losses that we utilized during the year.

Notes to Consolidated Financial Statements

As a result of the Tax Reform Act, we do not expect to distribute earnings from our foreign subsidiaries in a manner that would result in significant U.S. tax, as these earnings have been previously taxed in the U.S. or meet the requirements for a dividends received deduction. However, we have recorded a $2 million deferred tax liability for the currency impact and for the withholding taxes that will not be creditable upon distribution.
We have not provided a deferred tax liability on approximately $163 million of temporary differences related to investments in foreign subsidiaries that are essentially permanent in duration, as these earnings are considered to be indefinitely reinvested. If we were to repatriate these earnings, we could be subject to income taxes and withholding taxes in various countries. Determination of the amount of unrecognized deferred income tax liability is not practicable due to the complexity associated with the hypothetical calculation.
A reconciliation of the beginning and ending balances of the unrecognized tax benefits from uncertain positions is as follows:

	December 31,
(in thousands)	2020	2019	2018
Balance at beginning of year	$13,543	$10,660	$9,102
Increases for tax positions of prior years	363	3,176	2,123
Increases for tax positions of the current year	824	703	614
Settlements	0	(440)	(252)
Lapses of statutes	(7,825)	(556)	(927)
Balance at end of year	$6,905	$13,543	$10,660
At December 31, 2020, all of the amount of unrecognized tax benefits, if recognized, would affect our effective tax rate.
We expect the amount of unrecognized tax benefits to change in the next twelve months; however, we do not expect the change to have a material impact on our financial statements.
Our U.S. subsidiaries file a U.S. federal consolidated income tax return. We are currently under examination by various U.S. state and foreign jurisdictions and remain subject to examination until the statute of limitations expires for the respective tax jurisdiction. We are no longer subject to U.S. federal income examination for years before 2017. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 years to 5 years. Years still open to examination by foreign tax authorities in major jurisdictions include: the U.K. (2019 and forward); Singapore (2016 and forward); Belgium (2018 and forward); and Mexico (2015 and forward).

Notes to Consolidated Financial Statements

19.    Fair Value Measurements
The carrying amount of cash and cash equivalents in the Consolidated Balance Sheets, as well as the fair value, was $125 million at December 31, 2020 and $144 million at December 31, 2019. The fair value is categorized in Level 1 of the fair value hierarchy.
No material events occurred during 2020 requiring adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.
Long-term debt - We record the carrying amount of our long-term debt at historical cost, less deferred financing costs related to the 4.10% senior notes. The estimated fair value of our long-term debt is shown in the table below and is based primarily on estimated current rates available to us for debt of the same remaining duration and adjusted for nonperformance risk and credit risk. The estimated fair value of our publicly traded 4.10% senior notes included in long-term debt in the table below is based on the last quoted price closest to December 31, 2020. The fair value of our debt instruments is categorized as Level 2.

	December 31, 2020		December 31, 2019
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$598,848	$648,671	$642,941	$677,253
20.    Commitments and Contingencies
Contractual Commitments—We have contractual obligations for the construction of assets, as well as purchases of property and equipment, of approximately $38 million at December 31, 2020, all of which are due within five years.
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
Future payments for purchase obligations as of December 31, 2020 are (in thousands):

2021	$151,540
2022	120,983
2023	71,886
2024	2,524
2025	2,524
After 2025	11,970
Litigation— We are involved in legal proceedings that are incidental to our business and may include administrative or judicial actions. Some of these legal proceedings involve governmental authorities and relate to environmental matters. For further information, see Environmental below and Item 1 of this Form 10-K.
While it is not possible to predict or determine with certainty the outcome of any legal proceeding, we believe the outcome of any of these proceedings, or all of them combined, will not result in a material effect on our financial statements.

Notes to Consolidated Financial Statements

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
The accrual for our premises asbestos liability related to currently asserted claims is based on the following assumptions and factors:
•We are often one of many defendants. This factor influences both the number of claims settled against us and the indemnity cost associated with such resolutions.
•The estimated percent of claimants in each case that, after discovery, will actually make a claim against us, out of the total number of claimants in a case, is based on a level consistent with past experience and current trends.
•We utilize average comparable plaintiff cost history as the basis for estimating pending premises asbestos-related claims. These claims are filed by both former contractors and former employees who worked at past and present company locations. We also include an estimated inflation factor in the calculation.
•No estimate is made for unasserted claims.
•The estimated recoveries from insurance and Albemarle Corporation (a former operation of our company) for these cases are based on, and are consistent with, the 2005 settlement agreements with The Travelers Indemnity Company.
Based on the above assumptions, we have provided an undiscounted liability related to premises asbestos claims of $9 million at December 31, 2020 and $12 million at December 31, 2019. The liabilities related to premises asbestos claims are included in accrued expenses (current portion) and other noncurrent liabilities on the Consolidated Balance Sheets. Certain of these costs are recoverable through the settlement agreements with The Travelers Indemnity Company and with Albemarle Corporation. The receivable for these recoveries related to premises asbestos liabilities was $4 million at December 31, 2020 and $6 million at December 31, 2019. These receivables are included in trade and other accounts receivable, net on the Consolidated Balance Sheets for the current portion. The noncurrent portion is included in deferred charges and other assets.
Environmental—We are involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination, disposal of hazardous waste, and other environmental matters at several of our current or former facilities, or at third-party sites where we have been designated as a PRP. While we believe we are currently adequately accrued for known environmental issues, it is possible that unexpected future costs could have a significant impact on our financial statements. Our total accruals for environmental remediation, dismantling, and decontamination were approximately $10 million at December 31, 2020 and $11 million at December 31, 2019. Of the total accrual, the current portion is included in accrued expenses and the noncurrent portion is included in other noncurrent liabilities on the Consolidated Balance Sheets.
Our more significant environmental sites include a former plant site in Louisiana (the Louisiana site) and a Houston, Texas plant site (the Texas site). Together, the amounts accrued on a discounted basis related to these sites represented approximately $8 million of the total accrual above at both December 31, 2020 and December 31, 2019, using discount rates ranging from 3% to 9%. The aggregate undiscounted amount for these sites was $9 million at December 31, 2020 and $10 million at December 31, 2019. Of the total accrued for these two sites, the amount related to remediation of groundwater and soil was $4 million for both the Louisiana site and for the Texas site at December 31, 2020 and $4 million for the Louisiana site and $3 million for the Texas site at December 31, 2019.

Notes to Consolidated Financial Statements

21.    Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
The balances of, and changes in, the components of accumulated other comprehensive loss, net of tax, consist of the following:

(in thousands)	Pension Plans and Other Postretirement Benefits	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2017	$(63,520)	$(82,474)	$(145,994)
Other comprehensive income (loss) before reclassifications	(25,027)	(12,287)	(37,314)
Amounts reclassified from accumulated other comprehensive loss (a)	1,992	0	1,992
Other comprehensive income (loss)	(23,035)	(12,287)	(35,322)
Balance at December 31, 2018	(86,555)	(94,761)	(181,316)
Other comprehensive income (loss) before reclassifications	15,983	1,808	17,791
Amounts reclassified from accumulated other comprehensive loss (a)	777	0	777
Other comprehensive income (loss)	16,760	1,808	18,568
Balance at December 31, 2019	(69,795)	(92,953)	(162,748)
Other comprehensive income (loss) before reclassifications	(25,490)	12,560	(12,930)
Amounts reclassified from accumulated other comprehensive loss (a)	2,514	0	2,514
Other comprehensive income (loss)	(22,976)	12,560	(10,416)
Balance at December 31, 2020	$(92,771)	$(80,393)	$(173,164)
(a) The pension plan and other postretirement benefit components of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (income). See Note 17 for further information.
22.    Selected Quarterly Consolidated Financial Data (unaudited)

(in thousands, except per-share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2020
Net sales	$559,417	$410,864	$512,869	$527,781
Gross profit	180,907	96,738	166,607	150,780
Net income	85,541	22,349	95,794	66,884
Earnings per share - basic and diluted	7.67	2.05	8.77	6.12
2019	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$536,616	$563,417	$555,817	$534,445
Gross profit	152,869	170,833	162,727	143,440
Net income	62,205	74,174	67,805	50,102
Earnings per share - basic and diluted	5.57	6.63	6.06	4.48

Notes to Consolidated Financial Statements

23. Recent Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" (ASU 2020-04), which provides guidance to alleviate the burden in accounting for reference rate reform by allowing certain expedients and exceptions in applying generally accepted accounting principles to contracts, hedging relationships, and other transactions impacted by reference rate reform. The provisions of ASU 2020-04 apply only to those transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. Adoption of the provisions of ASU 2020-04 is optional and is effective from March 12, 2020 through December 31, 2022. We continue to evaluate the impact of ASU 2020-04 on our consolidated financial statements, but do not currently expect a significant impact.

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
There has been no change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that:
•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2020. The effectiveness of our internal control over financial reporting as of December 31, 2020, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.

ITEM 9B.    OTHER INFORMATION
None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our definitive Proxy Statement for our 2021 annual meeting of shareholders (Proxy Statement) under the headings entitled “Election of Directors,” “Committees of Our Board,” “Certain Relationships and Related Transactions,” and “Delinquent Section 16(a) Reports” and is included in Part I of this Form 10-K under the heading entitled “Information about our Executive Officers.”
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
The following table presents information as of December 31, 2020 with respect to equity compensation plans under which shares of our common stock are authorized for issuance.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by shareholders:
2014 Incentive Compensation and Stock Plan	0	$0	954,028
Equity compensation plans not approved by shareholders (b):	0	0	0
Total	0	$0	954,028
(a)There are no outstanding options, rights, or warrants.
(b)We do not have any equity compensation plans that have not been approved by shareholders.

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

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income for each of the three years in the period ended December 31, 2020

Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2020

Consolidated Balance Sheets as of December 31, 2020 and 2019

Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 2020

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2020

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

	4.3	Form of 4.10% Senior Notes due 2022 (included in Exhibit 4.2) (incorporated by reference to Exhibit 4.1 to Form 8-K (File No. 1-32190) filed December 21, 2012)

	4.4	Registration Rights Agreement, dated as of December 20, 2012, among NewMarket Corporation, the guarantors listed on the signature pages thereto and J.P. Morgan Securities LLC and the other several initial purchasers of the Notes (incorporated by reference to Exhibit 4.3 to Form 8-K (File No. 1-32190) filed December 21, 2012)

10.1	Note Purchase Agreement dated January 4, 2017, by and among NewMarket Corporation, The Prudential Life Insurance Company of America, The Gibraltar Life Insurance Co., Ltd, The Lincoln National Life Insurance Company and The Prudential Life Insurance Company, Ltd., (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32190) filed January 5, 2017)

10.2	First Amendment, dated as of October 10, 2017, to Note Purchase Agreement dated January 4, 2017, by and among NewMarket Corporation, The Prudential Insurance Company of America, The Gibraltar Life Insurance Co., Ltd, The Lincoln National Life Insurance Company and The Prudential Life Insurance Company, Ltd. (incorporated by reference to Exhibit 10.2 to Form 10-Q (file No. 1-32190) filed October 26, 2017)

10.3	Second Amendment, dated as of March 19, 2020, to the Note Purchase agreement dated January 4, 2017, by and among NewMarket Corporation, The Prudential Insurance Company of America, The Gibraltar Life Insurance Co., Ltd, The Lincoln National Life Insurance Company and The Prudential Life Insurance Company, Ltd (incorporated by reference to Exhibit 10.2 to Form 10-Q (file No. 1-32190) filed April 23, 2020)

	10.4	2014 Incentive Compensation and Stock Plan (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32190) filed April 24, 2014)*

	10.5	Excess Benefit Plan (incorporated by reference to Exhibit 10.4 to Ethyl Corporation’s Form 10-K (File No. 1-5112) filed February 25, 1993)*

10.6	Trust Agreement between Ethyl Corporation and Merrill Lynch Trust Company of America (incorporated by reference to Exhibit 4.5 to Ethyl Corporation’s Registration Statement on Form S-8 (Registration No. 333-60889) filed August 7, 1998)

10.7	NewMarket Corporation and Affiliates Bonus Plan (incorporated by reference to Exhibit 10.9 to Ethyl Corporation’s Form 10-K (File No. 1-5112) filed March 14, 2003)*

10.8	Indemnification Agreement, dated as of July 1, 2004 by and among NewMarket Corporation, Ethyl Corporation and Afton Chemical Corporation (incorporated by reference to Exhibit 10.5 to Form 10-Q (File No. 1-32190) filed August 5, 2004)

10.9	Services Agreement, dated as of July 1, 2004, by and between NewMarket Services Corporation and Afton Chemical Corporation (incorporated by reference to Exhibit 10.2 to Form 10-Q (File No. 1-32190) filed November 5, 2004)

10.10	Services Agreement, dated as of July 1, 2004, by and between NewMarket Services Corporation and Ethyl Corporation (incorporated by reference to Exhibit 10.3 to Form 10-Q (File No. 1-32190) filed November 5, 2004)

10.11	Services Agreement, dated as of July 1, 2004, by and between NewMarket Services Corporation and NewMarket Corporation (incorporated by reference to Exhibit 10.4 to Form 10-Q (File No. 1-32190) filed November 5, 2004)

10.12	Base Salaries of Named Executive Officers*

10.13	Summary of Directors’ Compensation (incorporated by reference to Exhibit 10.1 to Form 10-Q (1-32190) filed October 26, 2017)*

10.14	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.13 to Form 10-K (File No. 1-32190) filed February 19, 2019)*

10.15	Credit Agreement, dated as of March 5, 2020, by and among the Company and the Foreign Subsidiary Borrowers party thereto; the Lenders party thereto; JPMorgan Chase Bank, N.A., as Administrative Agent; Bank of America, N.A., as Syndication Agent; U.S. Bank National Association, Citibank, N.A., Wells Fargo Bank, National Association, and DBS Bank Ltd., as Co-Documentation Agents; and Bank of the West and TD Bank, N.A., as Senior Managing Agents (incorporated by reference to Exhibit 10.1 to Form 8-K (file No. 1-32190) filed March 11, 2020)

10.16	Form of Performance Stock Award Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32190) filed February 26, 2018)*

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Thomas E. Gottwald

31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Brian D. Paliotti

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Thomas E. Gottwald

32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Brian D. Paliotti

101	XBRL Instance Document and Related Items
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Indicates management contracts, compensatory plans or arrangements of the company required to be filed as an exhibit

(B)Exhibits—The response to this portion of Item 15 is submitted as a separate section of this Annual Report on Form 10-K.

ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWMARKET CORPORATION

By:	/s/ Thomas E. Gottwald
(Thomas E. Gottwald, Chairman of the Board, President, and Chief Executive Officer)
Date: February 16, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 16, 2021.

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