Form 10-Q
period 2021-03-31
NEWMARKET CORP
filed 2021-04-22
CIK 1282637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Yes  ☐ No  ☒
Number of shares of common stock, with no par value, outstanding as of March 31, 2021: 10,928,154

NEWMARKET CORPORATION

INDEX

PART I.    FINANCIAL INFORMATION
ITEM 1.     Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(in thousands, except per-share amounts)	Three Months Ended March 31,
	2021	2020
Net sales	$566,615	$559,417
Cost of goods sold	404,862	378,510
Gross profit	161,753	180,907
Selling, general, and administrative expenses	36,915	35,715
Research, development, and testing expenses	36,337	35,506
Operating profit	88,501	109,686
Interest and financing expenses, net	6,343	7,104
Other income (expense), net	7,212	7,496
Income before income tax expense	89,370	110,078
Income tax expense	19,658	24,537
Net income	$69,712	$85,541
Earnings per share - basic and diluted	$6.38	$7.67
Cash dividends declared per share	$1.90	$1.90
See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(in thousands)	Three Months Ended March 31,
	2021	2020
Net income	$69,712	$85,541
Other comprehensive income (loss):
Pension plans and other postretirement benefits:
Amortization of prior service cost (credit) included in net periodic benefit cost (income), net of income tax expense (benefit) of $(159) in 2021 and $(170) in 2020	(491)	(531)
Actuarial net gain (loss) arising during the period, net of income tax expense (benefit) of $(219) in 2021 and $0 in 2020	(657)	0
Amortization of actuarial net loss (gain) included in net periodic benefit cost (income), net of income tax expense (benefit) of $529 in 2021 and $397 in 2020	1,790	1,267
Total pension plans and other postretirement benefits	642	736
Foreign currency translation adjustments, net of income tax expense (benefit) of $(464) in 2021 and $(841) in 2020	467	(14,331)
Other comprehensive income (loss)	1,109	(13,595)
Comprehensive income	$70,821	$71,946
See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share amounts)	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$522,405	$125,172
Trade and other accounts receivable, less allowance for credit losses	373,655	336,395
Inventories	414,737	401,031
Prepaid expenses and other current assets	41,670	35,480
Total current assets	1,352,467	898,078
Property, plant, and equipment, net	671,955	665,147
Intangibles (net of amortization) and goodwill	129,248	129,944
Prepaid pension cost	139,104	137,069
Operating lease right-of-use assets	65,307	61,329
Deferred charges and other assets	41,308	42,308
Total assets	$2,399,389	$1,933,875
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$218,211	$189,937
Accrued expenses	73,264	78,422
Dividends payable	18,612	15,184
Income taxes payable	5,949	3,760
Operating lease liabilities	14,307	13,410
Other current liabilities	5,510	11,742
Total current liabilities	335,853	312,455
Long-term debt	990,189	598,848
Operating lease liabilities-noncurrent	50,928	48,324
Other noncurrent liabilities	212,064	214,424
Total liabilities	1,589,034	1,174,051
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock and paid-in capital (with no par value; authorized shares - 80,000,000; issued and outstanding shares - 10,928,154 at March 31, 2021 and 10,921,377 at December 31, 2020)	1,190	717
Accumulated other comprehensive loss	(172,055)	(173,164)
Retained earnings	981,220	932,271
Total shareholders' equity	810,355	759,824
Total liabilities and shareholders’ equity	$2,399,389	$1,933,875
See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in thousands, except share and per-share amounts)	Common Stock and Paid-in Capital		Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2019	11,188,549	$1,965	$(162,748)	$843,881	$683,098
Net income				85,541	85,541
Other comprehensive income (loss)			(13,595)		(13,595)
Cash dividends ($1.90 per share)				(21,160)	(21,160)
Repurchases of common stock	(252,383)	(1,627)		(92,711)	(94,338)
Tax withholdings related to stock-based compensation	(1,547)	(633)			(633)
Stock-based compensation	4,125	295		41	336
Balance at March 31, 2020	10,938,744	$0	$(176,343)	$815,592	$639,249

Balance at December 31, 2020	10,921,377	$717	$(173,164)	$932,271	$759,824
Net income				69,712	69,712
Other comprehensive income (loss)			1,109		1,109
Cash dividends ($1.90 per share)				(20,763)	(20,763)
Stock-based compensation	6,777	473			473
Balance at March 31, 2021	10,928,154	$1,190	$(172,055)	$981,220	$810,355

See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands)	Three Months Ended March 31,
	2021	2020
Cash and cash equivalents at beginning of year	$125,172	$144,397
Cash flows from operating activities:
Net income	69,712	85,541
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	20,631	21,369
Deferred income tax expense	2,455	3,379
Working capital changes	(41,421)	(42,058)
Cash pension and postretirement contributions	(2,577)	(2,557)
Other, net	571	(1,213)
Cash provided from (used in) operating activities	49,371	64,461
Cash flows from investing activities:
Capital expenditures	(20,524)	(20,106)
Cash provided from (used in) investing activities	(20,524)	(20,106)
Cash flows from financing activities:
Net borrowings under revolving credit facility	0	97,424
Issuance of 2.70% senior notes	395,052	0
Dividends paid	(20,763)	(21,160)
Repurchases of common stock	0	(79,473)
Debt issuance costs	(2,932)	(1,308)
Other, net	(1,915)	(1,377)
Cash provided from (used in) financing activities	369,442	(5,894)
Effect of foreign exchange on cash and cash equivalents	(1,056)	(4,196)
Increase in cash and cash equivalents	397,233	34,265
Cash and cash equivalents at end of period	$522,405	$178,662
See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Financial Statement Presentation
In the opinion of management, the accompanying consolidated financial statements of NewMarket Corporation and its subsidiaries contain all necessary adjustments for the fair presentation of, in all material respects, our consolidated financial position as of March 31, 2021 and December 31, 2020, and our consolidated results of operations, comprehensive income, and changes in shareholders' equity for the three months ended March 31, 2021 and March 31, 2020, and our cash flows for the three months ended March 31, 2021 and March 31, 2020. All adjustments are of a normal, recurring nature, unless otherwise disclosed. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the NewMarket Corporation Annual Report on Form 10-K for the year ended December 31, 2020 (2020 Annual Report), as filed with the Securities and Exchange Commission (SEC). The results of operations for the three month period ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021. The December 31, 2020 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
Unless the context otherwise indicates, all references to “we,” “us,” “our,” the “company,” and “NewMarket” are to NewMarket Corporation and its consolidated subsidiaries.

2.    Net Sales

Our revenues are primarily derived from the manufacture and sale of petroleum additives products. We sell petroleum additives products across the world to customers located in the North America, Latin America, Asia Pacific, and Europe/Middle East/Africa/India (EMEAI) regions. Our customers primarily consist of global, national, and independent oil companies. Our contracts generally include one performance obligation, which is providing petroleum additives products. The performance obligation is satisfied at a point in time when products are shipped, delivered, or consumed by the customer, depending on the underlying contracts.
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

The following table provides information on our net sales by geographic area. Information on net sales by segment is in Note 3.

	Three Months Ended March 31,
(in thousands)	2021	2020
Net sales
United States	$170,324	$181,844
China	73,988	45,798
Europe, Middle East, Africa, India	176,650	190,623
Asia Pacific, except China	82,597	79,413
Other foreign	63,056	61,739
Net sales	$566,615	$559,417

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. Segment Information
The tables below show our consolidated segment results. The “All other” category includes the operations of the antiknock compounds business, as well as certain contracted manufacturing and services associated with Ethyl Corporation (Ethyl).
Net Sales by Segment

	Three Months Ended March 31,
(in thousands)	2021	2020
Petroleum additives
Lubricant additives	$494,556	$463,686
Fuel additives	70,342	93,686
Total	564,898	557,372
All other	1,717	2,045
Net sales	$566,615	$559,417

Segment Operating Profit

	Three Months Ended March 31,
(in thousands)	2021	2020
Petroleum additives	$94,071	$113,671
All other	(664)	335
Segment operating profit	93,407	114,006
Corporate, general, and administrative expenses	(4,312)	(4,231)
Interest and financing expenses, net	(6,343)	(7,104)
Other income (expense), net	6,618	7,407
Income before income tax expense	$89,370	$110,078

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4.    Pension Plans and Other Postretirement Benefits
The table below shows cash contributions made during the three months ended March 31, 2021, as well as the remaining cash contributions we expect to make during the year ending December 31, 2021, for our domestic and foreign pension plans and domestic postretirement benefit plan.

(in thousands)	Actual Cash Contributions for Three Months Ended March 31, 2021	Expected Remaining Cash Contributions for Year Ending December 31, 2021
Domestic plans
Pension benefits	$716	$2,148
Postretirement benefits	287	861
Foreign plans
Pension benefits	1,574	4,797

The tables below present information on net periodic benefit cost (income) for our domestic and foreign pension plans and domestic postretirement benefit plan. The service cost component of net periodic benefit cost (income) is reflected in cost of goods sold; selling, general, and administrative expenses; or research, development, and testing expenses, according to where other compensation costs arising from services rendered by the pertinent employee are recorded on the Consolidated Statements of Income. The remaining components of net periodic benefit cost (income) are recorded in other income (expense), net on the Consolidated Statements of Income.

	Domestic
	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,
(in thousands)	2021	2020	2021	2020
Service cost	$4,814	$4,197	$250	$217
Interest cost	3,241	3,508	292	345
Expected return on plan assets	(9,670)	(9,305)	(233)	(241)
Amortization of prior service cost (credit)	68	66	(757)	(757)
Amortization of actuarial net (gain) loss	1,390	1,316	12	0
Net periodic benefit cost (income)	$(157)	$(218)	$(436)	$(436)

	Foreign
	Pension Benefits
	Three Months Ended March 31,
(in thousands)	2021	2020
Service cost	$2,757	$2,146
Interest cost	827	984
Expected return on plan assets	(2,666)	(2,461)
Amortization of prior service cost (credit)	38	(11)
Amortization of actuarial net (gain) loss	901	353
Net periodic benefit cost (income)	$1,857	$1,011

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.    Earnings Per Share
We had 26,728 shares of nonvested restricted stock at March 31, 2021 and 19,858 shares of nonvested restricted stock at March 31, 2020 that were excluded from the calculation of diluted earnings per share, as their effect on earnings per share would be anti-dilutive.
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

	Three Months Ended March 31,
(in thousands, except per-share amounts)	2021	2020
Earnings per share numerator:
Net income attributable to common shareholders before allocation of earnings to participating securities	$69,712	$85,541
Earnings allocated to participating securities	153	112
Net income attributable to common shareholders after allocation of earnings to participating securities	$69,559	$85,429
Earnings per share denominator:
Weighted-average number of shares of common stock outstanding - basic and diluted	10,901	11,136
Earnings per share - basic and diluted	$6.38	$7.67

6.        Inventories

	March 31,	December 31,
(in thousands)	2021	2020
Finished goods and work-in-process	$333,192	$325,588
Raw materials	65,080	59,413
Stores, supplies, and other	16,465	16,030
	$414,737	$401,031

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.    Intangibles (Net of Amortization) and Goodwill

The net carrying amount of intangibles and goodwill was $129 million at March 31, 2021 and $130 million at December 31, 2020. The gross carrying amount and accumulated amortization of each type of intangible asset and goodwill are presented in the table below.

	March 31, 2021		December 31, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Formulas and technology	$6,200	$3,875	$6,200	$3,617
Contract	2,000	850	2,000	800
Customer bases	14,240	12,450	14,240	12,037
Goodwill	123,983		123,958
	$146,423	$17,175	$146,398	$16,454

All of the intangibles relate to the petroleum additives segment. The change in the gross carrying amount between December 31, 2020 and March 31, 2021 is due to foreign currency fluctuation. There is no accumulated goodwill impairment.
Amortization expense was (in thousands):

Three months ended March 31, 2021	$721
Three months ended March 31, 2020	727
Estimated amortization expense for the remainder of 2021, as well as estimated annual amortization expense related to our intangible assets for the next five years, is expected to be (in thousands):

2021	$1,435
2022	1,423
2023	907
2024	390
2025	390
2026	390
We amortize the contract over 10 years; customer bases over 4 to 20 years; and formulas and technology over 6 years.

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8.    Long-term Debt

(in thousands)	March 31, 2021	December 31, 2020
Senior notes - 2.70% due 2031 (net of related deferred financing costs)	$391,194	$0
Senior notes - 4.10% due 2022 (net of related deferred financing costs)	348,995	348,848
Senior notes - 3.78% due 2029	250,000	250,000
	$990,189	$598,848
Senior Notes - On March 18, 2021, we issued $400 million aggregate principal amount of 2.70% senior notes due 2031. The 2.70% senior notes are general unsecured senior obligations and rank equally with our other unsecured senior indebtedness. The offer and sale of the notes were registered under the Securities Act of 1933, as amended. We incurred financing costs in the first three months of 2021 of approximately $4 million related to the 2.70% senior notes, which are being amortized over the term of the notes.
The indenture governing the 2.70% senior notes includes certain customary covenants that, among other things and subject to certain qualifications and exceptions, limit our ability and the ability of our subsidiaries to:
•grant liens to secure indebtedness;
•engage in sale and lease back transactions;
•merge or consolidate with, or convey, transfer or lease all or substantially all of our assets to a third party.
The outstanding 4.10% senior notes are unsecured, with an aggregate principal amount of $350 million and are registered under the Securities Act of 1933, as amended. The outstanding 3.78% senior notes are unsecured and were issued in a 2017 private placement with The Prudential Insurance Company of America and certain other purchasers.
We were in compliance with all covenants under all issuances of outstanding senior notes as of March 31, 2021 and December 31, 2020.
Revolving Credit Facility - The revolving credit facility has a borrowing capacity of $900 million, a term of five years, and matures on March 5, 2025. The obligations under the revolving credit facility are unsecured and are fully and unconditionally guaranteed by NewMarket. We were in compliance with all covenants under the credit facility as of March 31, 2021 and December 31, 2020.
There were no outstanding borrowings under the revolving credit facility at March 31, 2021 or December 31, 2020. As of March 31, 2021 and December 31, 2020 outstanding letters of credit were approximately $2 million resulting in the unused portion of the credit facility amounting to $898 million.

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Environmental
We are involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination, disposal of hazardous waste, and other environmental matters at several of our current or former facilities, or at third-party sites where we have been designated as a potentially responsible party (PRP). While we believe we are currently adequately accrued for known environmental issues, it is possible that unexpected future costs could have a significant impact on our consolidated financial position, results of operations, and cash flows. Our total accruals for environmental remediation, dismantling, and decontamination were approximately $10 million at both March 31, 2021 and December 31, 2020. Of the total accrual, the current portion is included in accrued expenses and the noncurrent portion is included in other noncurrent liabilities on the Condensed Consolidated Balance Sheets.
Our more significant environmental sites include a former plant site in Louisiana (the Louisiana site) and a Houston, Texas plant site (the Texas site). Together, the amounts accrued on a discounted basis related to these sites represented approximately $7 million of the total accrual above at March 31, 2021 and $8 million at December 31, 2020, using discount rates ranging from 3% to 9% for both periods. The aggregate undiscounted amount for these sites was $9 million at both March 31, 2021 and December 31, 2020.
10.    Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
The balances of, and changes in, the components of accumulated other comprehensive loss, net of tax, consist of the following:

(in thousands)	Pension Plans and Other Postretirement Benefits	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2019	$(69,795)	$(92,953)	$(162,748)
Other comprehensive income (loss) before reclassifications	0	(14,331)	(14,331)
Amounts reclassified from accumulated other comprehensive loss (a)	736	0	736
Other comprehensive income (loss)	736	(14,331)	(13,595)
Balance at March 31, 2020	$(69,059)	$(107,284)	$(176,343)

Balance at December 31, 2020	$(92,771)	$(80,393)	$(173,164)
Other comprehensive income (loss) before reclassifications	(657)	467	(190)
Amounts reclassified from accumulated other comprehensive loss (a)	1,299	0	1,299
Other comprehensive income (loss)	642	467	1,109
Balance at March 31, 2021	$(92,129)	$(79,926)	$(172,055)
(a) The pension plan and other postretirement benefit components of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (income). See Note 4 in this Quarterly Report on Form 10-Q and Note 17 in our 2020 Annual Report for further information.

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11.    Fair Value Measurements
The carrying amount of cash and cash equivalents in the Condensed Consolidated Balance Sheets, as well as the fair value, was $522 million at March 31, 2021 and $125 million at December 31, 2020. The fair value is classified as Level 1 in the fair value hierarchy.
No material events occurred during the three months ended March 31, 2021 requiring adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.
Long-term debt – We record the carrying amount of our long-term debt at historical cost, less deferred financing costs related to our publicly traded senior notes. The estimated fair value of our long-term debt is shown in the table below and is based primarily on estimated current rates available to us for debt of the same remaining duration and adjusted for nonperformance risk and credit risk. The estimated fair value of our publicly-traded senior notes included in the table below is based on the last quoted price closest to March 31, 2021. The fair value of our debt instruments are classified as Level 2.

	March 31, 2021		December 31, 2020
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$990,189	$1,036,673	$598,848	$648,671

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
Factors that could cause actual results to differ materially from expectations include, but are not limited to, the availability of raw materials and distribution systems; disruptions at production facilities, including single-sourced facilities; hazards common to chemical businesses; the ability to respond effectively to technological changes in our industry; failure to protect our intellectual property rights; sudden or sharp raw material price increases; competition from other manufacturers; current and future governmental regulations; the gain or loss of significant customers; failure to attract and retain a highly-qualified workforce; an information technology system failure or security breach; the occurrence or threat of extraordinary events, including natural disasters, terrorist attacks, and health-related epidemics such as the COVID-19 pandemic; risks related to operating outside of the United States; political, economic, and regulatory factors concerning our products; the impact of substantial indebtedness on our operational and financial flexibility; the impact of fluctuations in foreign exchange rates; resolution of environmental liabilities or legal proceedings; limitation of our insurance coverage; our inability to realize expected benefits from investment in our infrastructure or from recent or future acquisitions, or our inability to successfully integrate recent or future acquisitions into our business; the underperformance of our pension assets resulting in additional cash contributions to our pension plans; and other factors detailed from time to time in the reports that NewMarket files with the SEC, including the risk factors in Item 1A. “Risk Factors” of our 2020 Annual Report, which is available to shareholders upon request.
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

Overview
When comparing the results of the petroleum additives segment for the first three months of 2021 with the first three months of 2020, net sales increased 1.4% primarily due to higher lubricant additives product shipments and a favorable foreign currency impact, partially offset by decreased selling prices and lower fuel additives product shipments. Petroleum additives operating profit was 17.2% lower when comparing the first three months of 2021 with the first three months of 2020, reflecting lower selling prices and higher conversion and raw material costs, partially offset by increased product shipments.
On March 18, 2021, we issued $400 million aggregate principal amount of 2.70% senior notes due 2031.
Our operations generate cash that is in excess of the needs of the business. We continue to invest in and manage the business for the long-term with the intent of helping our customers succeed in their marketplaces. Our investments continue to be in organizational talent, technology development and processes, and global infrastructure, consisting of technical centers, production capability, and geographic expansion.
Impact of the COVID-19 Pandemic and Current Economic Environment
While to a lesser extent than during 2020, petroleum additives operating results for the first three months of 2021 include an unfavorable impact from the economic uncertainty resulting from the ongoing effects of the COVID-19 pandemic and the related restrictions on the movement of people, goods and services resulting in fewer miles driven than during the first three months of 2020. The pace and stability of improvement in demand for our products will continue to depend heavily on economic recovery and the rate at which government restrictions are lifted and remain lifted. We will continue to monitor the government restrictions, as well as the status of the vaccination programs that are being implemented globally. We expect successful vaccination efforts will help provide more stability in the global economy in 2021.

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
Our financial position remains strong. We have sufficient access to capital if needed and do not anticipate any issues with meeting the covenants for all our debt agreements. Our major capital projects are continuing to progress substantially as planned.
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

Results of Operations
Net Sales
Consolidated net sales for the first three months of 2021 totaled $566.6 million, representing an increase of $7.2 million, or 1.3%, from the first three months of 2020. The following table shows net sales by segment and product line.

	Three Months Ended March 31,
(in millions)	2021	2020
Petroleum additives
Lubricant additives	$494.6	$463.7
Fuel additives	70.3	93.7
Total	564.9	557.4
All other	1.7	2.0
Net sales	$566.6	$559.4
Petroleum Additives Segment
The regions in which we operate include North America (the United States and Canada), Latin America (Mexico, Central America, and South America), Asia Pacific, and the EMEAI region. While there is some fluctuation, the percentage of net sales generated in the regions remained fairly consistent when comparing the first three months of 2021 with the same period in 2020, as well as with the full year in 2020.
Petroleum additives net sales for the first three months of 2021 were $564.9 million compared to $557.4 million for the first three months of 2020, an increase of 1.4%. Both the Asia Pacific and Latin America regions reflected increases in petroleum additives net sales, which were mostly offset by decreases in the EMEAI and North America regions. The reductions in the EMEAI region reflects some continuing impact as a result of the economic disruption due to the COVID-19 pandemic, including lower demand for petroleum additives products reflecting the restrictions on the movement of people, goods, and services. In addition to some impact from the COVID-19 pandemic when comparing the first three months of 2021 and 2020, the North America region also reflected the impact of weather-related reductions in net sales.
The following table details the approximate components of the increase in petroleum additives net sales between the first three months of 2021 and 2020.

(in millions)	Three Months
Period ended March 31, 2020	$557.4
Lubricant additives shipments	39.7
Fuel additives shipments	(21.1)
Selling prices	(22.7)
Foreign currency impact, net	11.6
Period ended March 31, 2021	$564.9

When comparing the first three months of 2021 and 2020, petroleum additives shipments accounted for an $18.6 million increase in net sales. The impact from improved shipments was partially offset by lower selling prices, net of a favorable impact from foreign currency exchange rates. The United States Dollar weakened against most of the major currencies in which we transact when comparing the first three months of 2021 and 2020 resulting in a favorable impact to petroleum additives net sales for the three months comparative periods. The favorable impact was predominantly due to changes in the Euro exchange rate.
On a worldwide basis, the volume of product shipments for petroleum additives increased 2.6% when comparing the first three months of 2021 and 2020. Shipments of lubricant additives increased mostly in the Asia Pacific region, with smaller increases in the North America and Latin America regions and a decrease in the EMEAI region. Fuel additives shipment volumes decreased for the three months comparative period across all regions except the Asia Pacific region. The decrease in fuel additives shipments was predominantly in the North America and EMEAI regions, substantially due to the impact of the restrictions on movement of people, goods, and services, as well as weather-related impacts in North America.

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
The following table reports segment operating profit for the three months ended March 31, 2021 and March 31, 2020.

	Three Months Ended March 31,
(in millions)	2021	2020
Petroleum additives	$94.1	$113.7
All other	$(0.7)	$0.3
Petroleum Additives Segment
The petroleum additives segment operating profit decreased $19.6 million when comparing the first three months of 2021 to the first three months of 2020. Both comparative periods included the impact of the same factors that affected gross profit (see discussion below).
The operating profit margin was 16.7% for the first three months of 2021 as compared to 20.4% for the first three months of 2020. For the rolling four quarters ended March 31, 2021, the operating profit margin for petroleum additives was 15.6%. The economic disruption from COVID-19 impacted the rolling four quarter operating profit margins and continues to have a more limited impact on our results during 2021. Operating profit margins remain a priority, and while they will fluctuate from quarter to quarter due to multiple factors, we believe the fundamentals of our business and industry as a whole are unchanged.
Petroleum additives gross profit decreased $18.2 million when comparing the first three months of 2021 and 2020. Cost of goods sold as a percentage of net sales was 71.3% for the first three months of 2021, increasing from 67.7% for the first three months of 2020.
When comparing the first three months of 2021 and 2020, the decrease in gross profit resulted from unfavorable impacts from lower selling prices (as discussed in the Net Sales section above) and higher raw material costs, as well as unfavorable conversion costs, including an unfavorable foreign currency translation impact, which together contributed over 100% of the change in the three months comparative period. These unfavorable factors for the three months comparison were partially offset by improved product shipments (also as discussed in the Net Sales section above).
Petroleum additives selling, general, and administrative expenses (SG&A) increased $0.6 million when comparing the first three months of 2021 to the same 2020 period. SG&A as a percentage of net sales was 5.6% for the first three months of 2021 and 5.5% for the first three months of 2020. Our SG&A costs are primarily personnel-related and include salaries, benefits, and other costs associated with our workforce, including travel expenses. While personnel-related costs fluctuate from period to period, there were no significant changes in the drivers of these costs when comparing the periods.

Our investment in petroleum additives research, development, and testing (R&D) increased $0.8 million when comparing the first three months periods of 2021 and 2020. As a percentage of net sales, R&D was 6.4% for both the first three months of 2021, and first three months of 2020. Our R&D investments reflect our efforts to support the development of solutions that meet our customers' needs, meet new and evolving standards, and support our expansion into new product areas. Our approach to R&D investment, as it is with SG&A, is one of purposeful spending on programs to support our current product base and to ensure that we develop products to support our customers' programs in the future. R&D investments include personnel-related costs, as well as costs for internal and external testing of our products.

The following discussion references certain captions on the Consolidated Statements of Income.

Interest and Financing Expenses
Interest and financing expenses were $6.3 million for the first three months of 2021 and $7.1 million for the first three months of 2020. The decrease for the three months comparison resulted primarily from lower amortization and fees, as well as higher capitalized interest during the 2021 period.

Other Income (Expense), Net
Other income (expense), net was income of $7.2 million for the first three months of 2021 and $7.5 million for the first three months of 2020. The amounts for both of the 2021 and 2020 periods primarily reflect the components of net periodic benefit cost (income), except for service cost, from defined benefit pension and postretirement plans. See Note 4 for further information on total periodic benefit cost (income).

Income Tax Expense
Income tax expense was $19.7 million for the first three months of 2021 and $24.5 million for the first three months of 2020. The effective tax rate was 22.0% for the first three months of 2021 and 22.3% for the first three months of 2020. Income tax expense decreased $4.6 million due to the lower income before income tax expense. The lower effective tax rate resulted in a $0.2 million decrease in income tax.
There were no significant drivers of the change in the effective tax rates between the first three months of 2021 and 2020.

Cash Flows, Financial Condition, and Liquidity
Cash and cash equivalents at March 31, 2021 were $522.4 million, which was an increase of $397.2 million since December 31, 2020.
Cash and cash equivalents held by our foreign subsidiaries amounted to $116.3 million at March 31, 2021 and $97.3 million at December 31, 2020. Periodically, we repatriate cash from our foreign subsidiaries to the United States through intercompany dividends and loans. We do not anticipate significant tax consequences from future distributions of foreign earnings.
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
Cash Flows – Operating Activities
Cash flows provided from operating activities for the first three months of 2021 were $49.4 million, including the use of $41.4 million to fund higher working capital requirements. The $41.4 million used for working capital excluded a small unfavorable foreign currency impact to the components of working capital on the balance sheet.
The most significant changes in working capital included increases in accounts receivable, inventory, and accounts payable. The increase in accounts receivable balances when comparing March 31, 2021 with the end of 2020 was primarily the result of higher sales in certain regions, as well as slightly slower customer payments due to the impacts of COVID-19. The increase in inventory was primarily in response to higher demand in some regions, and the increase in accounts payable reflected normal fluctuations across the regions due to timing and increased purchases of raw materials to meet customer demand.
Including cash and cash equivalents, as well as the impact of changes in foreign currency exchange rates on the balance sheet, we had total working capital of $1.0 billion at March 31, 2021 and $585.6 million at December 31, 2020. The current ratio was 4.03 to 1 at March 31, 2021 and 2.87 to 1 at December 31, 2020.

Cash Flows – Investing Activities
Cash used in investing activities totaled $20.5 million during the first three months of 2021 and represented capital expenditures. We currently expect that our total capital spending during 2021 will be in the $75 million to $85 million range and will include several improvements to our manufacturing and R&D infrastructure around the world. We expect to continue to finance capital spending through cash on hand and cash provided from operations, together with borrowing available under our revolving credit facility.
Cash Flows – Financing Activities
Cash provided from financing activities during the first three months of 2021 amounted to $369.4 million. These cash flows included $395.1 million of proceeds from the issuance of our $400 million 2.70% senior notes. Cash flows from financing activities also included cash dividend payments of $20.8 million.
Debt
Our long-term debt was $990.2 million at March 31, 2021 compared to $598.8 million at December 31, 2020.
On March 18, 2021, we issued $400 million aggregate principal amount of 2.70% senior notes due 2031 at an issue price of 98.763%. We intend to use the net proceeds from the offering for the repayment or redemption of our 4.10% senior notes and for general corporate purposes. We incurred financing costs in 2021 of approximately $4 million related to the 2.70% senior notes, which are being amortized over the term of the notes.
See Note 8 for additional information on the 2.70% senior notes, 4.10% senior notes, 3.78% senior notes, and revolving credit facility, including the unused portion of our revolving credit facility.
All of our senior notes and the revolving credit facility contain covenants, representations, and events of default that management considers typical of credit arrangements of this nature. The covenants under the 3.78% senior notes include negative covenants, certain financial covenants, and events of default which are substantially similar to the covenants and events of default in our revolving credit facility.
The revolving credit facility contains financial covenants that require NewMarket to maintain a consolidated Leverage Ratio (as defined in the agreement) of no more than 3.75 to 1.00, except during an Increased Leverage Period (as defined in the agreement) at the end of each quarter. At March 31, 2021, the Leverage Ratio was 2.51 under the revolving credit facility.
At March 31, 2021, we were in compliance with all covenants under the 4.10% senior notes, 3.78% senior notes, 2.70% senior notes, and revolving credit facility.
As a percentage of total capitalization (total long-term debt and shareholders’ equity), our total long-term debt percentage increased from 44.1% at December 31, 2020 to 55.0% at March 31, 2021. The change in the percentage resulted primarily from the issuance of the 2.70% senior notes, partially offset by the increase in shareholders' equity. The change in shareholders’ equity primarily reflects our earnings offset by dividend payments, and the impact of foreign currency translation adjustments along with the changes in the funded position of our defined benefit plans. Generally, we repay any outstanding long-term debt with cash from operations or refinancing activities.

Critical Accounting Policies and Estimates
This Form 10-Q and our 2020 Annual Report include discussions of our accounting policies, as well as methods and estimates used in the preparation of our financial statements. We also provided a discussion of Critical Accounting Policies and Estimates in our 2020 Annual Report.
There have been no significant changes in our critical accounting policies and estimates from those reported in our 2020 Annual Report.

Recent Accounting Pronouncements
There are no new significant recent accounting pronouncements which may materially impact our financial statements.

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

We expect our petroleum additives segment will continue to experience impacts to its operating performance due to the current economic environment. Our global business will see varying effects on demand that will differ by region based on our product portfolio and geographic coverage. The global market should stabilize when government restrictions on the movement of people, goods, and services are lifted, as modern transportation and machinery cannot function without our products. We expect that the petroleum additives market will grow in the 1% to 2% range annually for the foreseeable future. We plan to exceed that growth rate over the long-term.
Over the past several years we have made significant investments in our business as the industry fundamentals remain positive. These investments have been and will continue to be in organizational talent, technology development and processes, and global infrastructure, consisting of technical centers, production capability and geographic expansion. We intend to utilize these investments to improve our ability to deliver the solutions that our customers value, expand our global reach, and enhance our operating results. We will continue to invest in our capabilities to provide even better value, service, technology, and customer solutions.
Our business generates significant amounts of cash beyond its operational needs. We regularly review our many internal opportunities to utilize excess cash from technological, geographic, production capability, and product line perspectives. We believe our capital spending is creating the capability we need to grow and support our customers worldwide, and our research and development investments are positioning us well to provide added value to our customers. Our primary focus in the acquisition area remains on the petroleum additives industry. It is our view that this industry segment will provide the greatest opportunity for solid returns on our investments while minimizing risk. We remain focused on this strategy and will evaluate any future opportunities. We will continue to evaluate all alternative uses of cash to enhance shareholder value, including stock repurchases and dividends.

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk
At March 31, 2021, there were no material changes in our market risk from the information provided in the 2020 Annual Report except for a change in interest rate risk due to the issuance of the $400 million 2.70% senior notes.
A hypothetical 100 basis point decrease in interest rates, holding all other variables constant, would have resulted in a change of $59 million in the fair value of our debt at March 31, 2021.

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
There has been no change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION
ITEM 1.     Legal Proceedings
There have been no material changes to our legal proceedings as disclosed in "Legal Proceedings" in Item 3 of Part I of the 2020 Annual Report.

ITEM 6.     Exhibits

Exhibit 3.1	Articles of Incorporation Amended and Restated effective April 27, 2012 (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 1-32190) filed April 30, 2012)
Exhibit 3.2	NewMarket Corporation Bylaws Amended and Restated effective August 6, 2015 (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 1- 32190) filed August 6, 2015)
Exhibit 4.1	Indenture, dated as of March 18, 2021, between NewMarket Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to exhibit 4.1 to Form 8-K (File No. 1- 32190) filed March 18, 2021)
Exhibit 4.2	First Supplemental Indenture, dated as of March 18, 2021, between NewMarket Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to exhibit 4.2 to Form 8-K (File No. 1- 32190) filed March 18, 2021)
Exhibit 4.3	Form of 2.70% Senior Notes due 2031 (form included as Exhibit A to the First Supplemental Indenture (incorporated by reference to exhibit 4.3 to Form 8-K (File No. 1- 32190) filed March 18, 2021)
Exhibit 31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald
Exhibit 31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Brian D. Paliotti
Exhibit 32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald
Exhibit 32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Brian D. Paliotti
Exhibit 101	Inline XBRL Instance Document and Related Items (the instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document)
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMARKET CORPORATION
(Registrant)

Date: April 22, 2021	By: /s/ Brian D. Paliotti
Brian D. Paliotti
Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: April 22, 2021	By: /s/ William J. Skrobacz
William J. Skrobacz
Controller
(Principal Accounting Officer)