Form 10-Q
period 2021-06-30
NEWMARKET CORP
filed 2021-07-29
CIK 1282637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Yes  ☐ No  ☒
Number of shares of common stock, with no par value, outstanding as of June 30, 2021: 10,928,129

NEWMARKET CORPORATION

INDEX

PART I.    FINANCIAL INFORMATION
ITEM 1.     Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(in thousands, except per-share amounts)	Second Quarter Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	$590,721	$410,864	$1,157,336	$970,281
Cost of goods sold	449,722	314,126	854,584	692,636
Gross profit	140,999	96,738	302,752	277,645
Selling, general, and administrative expenses	34,735	35,432	71,650	71,147
Research, development, and testing expenses	35,517	33,549	71,854	69,055
Operating profit	70,747	27,757	159,248	137,443
Interest and financing expenses, net	8,869	7,005	15,212	14,109
Other income (expense), net	5,180	6,516	12,392	14,012
Income before income tax expense	67,058	27,268	156,428	137,346
Income tax expense	15,106	4,919	34,764	29,456
Net income	$51,952	$22,349	$121,664	$107,890
Earnings per share - basic and diluted	$4.75	$2.05	$11.13	$9.78
Cash dividends declared per share	$1.90	$1.90	$3.80	$3.80
See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(in thousands)	Second Quarter Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$51,952	$22,349	$121,664	$107,890
Other comprehensive income (loss):
Pension plans and other postretirement benefits:
Amortization of prior service cost (credit) included in net periodic benefit cost (income), net of income tax expense (benefit) of $(156) in second quarter 2021, $(171) in second quarter 2020, $(315) in six months 2021, and $(341) in six months 2020	(494)	(531)	(985)	(1,062)
Actuarial net gain (loss) arising during the period, net of income tax expense (benefit) of $0 in second quarter 2021, $0 in second quarter 2020, $(219) in six months 2021, and $0 in six months 2020	0	0	(657)	0
Amortization of actuarial net loss (gain) included in net periodic benefit cost (income), net of income tax expense (benefit) of $575 in second quarter 2021, $396 in second quarter 2020, $1,104 in six months 2021, and $793 in six months 2020	1,749	1,260	3,539	2,527
Total pension plans and other postretirement benefits	1,255	729	1,897	1,465
Foreign currency translation adjustments, net of income tax expense (benefit) of $785 in second quarter 2021,$(151) in second quarter 2020, $321 in six months 2021, and $(992) in six months 2020	5,853	(1,038)	6,320	(15,369)
Other comprehensive income (loss)	7,108	(309)	8,217	(13,904)
Comprehensive income	$59,060	$22,040	$129,881	$93,986
See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share amounts)	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$153,864	$125,172
Marketable securities	376,295	0
Trade and other accounts receivable, less allowance for credit losses	399,373	336,395
Inventories	457,957	401,031
Prepaid expenses and other current assets	35,982	35,480
Total current assets	1,423,471	898,078
Property, plant, and equipment, net	680,315	665,147
Intangibles (net of amortization) and goodwill	128,531	129,944
Prepaid pension cost	141,151	137,069
Operating lease right-of-use assets	64,980	61,329
Deferred charges and other assets	40,264	42,308
Total assets	$2,478,712	$1,933,875
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$259,209	$189,937
Accrued expenses	69,185	78,422
Dividends payable	18,613	15,184
Income taxes payable	5,242	3,760
Operating lease liabilities	14,460	13,410
Other current liabilities	5,416	11,742
Total current liabilities	372,125	312,455
Long-term debt	990,551	598,848
Operating lease liabilities-noncurrent	50,489	48,324
Other noncurrent liabilities	216,337	214,424
Total liabilities	1,629,502	1,174,051
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common stock and paid-in capital (with no par value; authorized shares - 80,000,000; issued and outstanding shares - 10,928,129 at June 30, 2021 and 10,921,377 at December 31, 2020)	1,748	717
Accumulated other comprehensive loss	(164,947)	(173,164)
Retained earnings	1,012,409	932,271
Total shareholders' equity	849,210	759,824
Total liabilities and shareholders’ equity	$2,478,712	$1,933,875
See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in thousands, except share and per-share amounts)	Common Stock and Paid-in Capital		Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at March 31, 2020	10,938,744	$0	$(176,343)	$815,592	$639,249
Net income				22,349	22,349
Other comprehensive income (loss)			(309)		(309)
Cash dividends ($1.90 per share)				(20,756)	(20,756)
Repurchases of common stock	(14,745)	(133)		(5,529)	(5,662)
Tax withholdings related to stock-based compensation		(8)			(8)
Stock-based compensation	0	422		0	422
Balance at June 30, 2020	10,923,999	$281	$(176,652)	$811,656	$635,285

Balance at March 31, 2021	10,928,154	$1,190	$(172,055)	$981,220	$810,355
Net income				51,952	51,952
Other comprehensive income (loss)			7,108		7,108
Cash dividends ($1.90 per share)				(20,763)	(20,763)
Stock-based compensation	(25)	558		0	558
Balance at June 30, 2021	10,928,129	$1,748	$(164,947)	$1,012,409	$849,210

Balance at December 31, 2019	11,188,549	$1,965	$(162,748)	$843,881	$683,098
Net income				107,890	107,890
Other comprehensive income (loss)			(13,904)		(13,904)
Cash dividends ($3.80 per share)				(41,916)	(41,916)
Repurchases of common stock	(267,128)	(1,760)		(98,240)	(100,000)
Tax withholdings related to stock-based compensation	(1,547)	(641)			(641)
Stock-based compensation	4,125	717		41	758
Balance at June 30, 2020	10,923,999	$281	$(176,652)	$811,656	$635,285

Balance at December 31, 2020	10,921,377	$717	$(173,164)	$932,271	$759,824
Net income				121,664	121,664
Other comprehensive income (loss)			8,217		8,217
Cash dividends ($3.80 per share)				(41,526)	(41,526)
Stock-based compensation	6,752	1,031		0	1,031
Balance at June 30, 2021	10,928,129	$1,748	$(164,947)	$1,012,409	$849,210
See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands)	Six Months Ended June 30,
	2021	2020
Cash and cash equivalents at beginning of year	$125,172	$144,397
Cash flows from operating activities:
Net income	121,664	107,890
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	41,719	42,356
Deferred income tax expense	6,654	3,322
Unrealized (gain) loss on marketable securities	2,314	0
Working capital changes	(59,484)	(60,072)
Cash pension and postretirement contributions	(5,184)	(5,152)
Other, net	(3,629)	5,953
Cash provided from (used in) operating activities	104,054	94,297
Cash flows from investing activities:
Capital expenditures	(44,394)	(40,088)
Purchases of marketable securities	(387,653)	0
Proceeds from sales and maturities of marketable securities	9,894	0
Other, net	0	(927)
Cash provided from (used in) investing activities	(422,153)	(41,015)
Cash flows from financing activities:
Net borrowings under revolving credit facility	0	47,059
Issuance of 2.70% senior notes	395,052	0
Dividends paid	(41,526)	(41,916)
Repurchases of common stock	0	(100,000)
Debt issuance costs	(3,897)	(1,348)
Other, net	(3,544)	3,565
Cash provided from (used in) financing activities	346,085	(92,640)
Effect of foreign exchange on cash and cash equivalents	706	(2,975)
Increase (decrease) in cash and cash equivalents	28,692	(42,333)
Cash and cash equivalents at end of period	$153,864	$102,064
See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Financial Statement Presentation
In the opinion of management, the accompanying consolidated financial statements of NewMarket Corporation and its subsidiaries contain all necessary adjustments for the fair presentation of, in all material respects, our consolidated financial position as of June 30, 2021 and December 31, 2020, and our consolidated results of operations, comprehensive income, and changes in shareholders' equity for the second quarter and six months ended June 30, 2021 and June 30, 2020, and our cash flows for the six months ended June 30, 2021 and June 30, 2020. All adjustments are of a normal, recurring nature, unless otherwise disclosed. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the NewMarket Corporation Annual Report on Form 10-K for the year ended December 31, 2020 (2020 Annual Report), as filed with the Securities and Exchange Commission (SEC). The results of operations for the six month period ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021. The December 31, 2020 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
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

The following table provides information on our net sales by geographic area. Information on net sales by segment is in Note 3.

	Second Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Net sales
United States	$190,563	$119,928	$360,887	$301,772
China	72,065	57,442	146,053	103,240
Europe, Middle East, Africa, India	168,479	130,944	345,129	321,567
Asia Pacific, except China	83,804	66,759	166,401	146,172
Other foreign	75,810	35,791	138,866	97,530
Net sales	$590,721	$410,864	$1,157,336	$970,281

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. Segment Information
The tables below show our consolidated segment results. The “All other” category includes the operations of the antiknock compounds business, as well as certain contracted manufacturing and services associated with Ethyl Corporation (Ethyl).
Net Sales by Segment

	Second Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Petroleum additives
Lubricant additives	$498,777	$343,418	$993,333	$807,104
Fuel additives	87,810	65,285	158,152	158,971
Total	586,587	408,703	1,151,485	966,075
All other	4,134	2,161	5,851	4,206
Net sales	$590,721	$410,864	$1,157,336	$970,281

Segment Operating Profit

	Second Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Petroleum additives	$74,200	$33,061	$168,271	$146,732
All other	17	(399)	(647)	(64)
Segment operating profit	74,217	32,662	167,624	146,668
Corporate, general, and administrative expenses	(3,548)	(5,467)	(7,860)	(9,698)
Interest and financing expenses, net	(8,869)	(7,005)	(15,212)	(14,109)
Other income (expense), net	5,258	7,078	11,876	14,485
Income before income tax expense	$67,058	$27,268	$156,428	$137,346

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4.    Pension Plans and Other Postretirement Benefits
The table below shows cash contributions made during the six months ended June 30, 2021, as well as the remaining cash contributions we expect to make during the year ending December 31, 2021, for our domestic and foreign pension plans and domestic postretirement benefit plan.

(in thousands)	Actual Cash Contributions for Six Months Ended June 30, 2021	Expected Remaining Cash Contributions for Year Ending December 31, 2021
Domestic plans
Pension benefits	$1,428	$1,428
Postretirement benefits	607	607
Foreign plans
Pension benefits	3,149	2,979

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

	Domestic
	Pension Benefits		Postretirement Benefits
	Second Quarter Ended June 30,
(in thousands)	2021	2020	2021	2020
Service cost	$4,814	$4,198	$250	$217
Interest cost	3,241	3,509	291	346
Expected return on plan assets	(9,670)	(9,306)	(234)	(241)
Amortization of prior service cost (credit)	69	67	(757)	(757)
Amortization of actuarial net (gain) loss	1,390	1,316	13	0
Net periodic benefit cost (income)	$(156)	$(216)	$(437)	$(435)

	Domestic
	Pension Benefits		Postretirement Benefits
	Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Service cost	$9,628	$8,395	$500	$434
Interest cost	6,482	7,017	583	691
Expected return on plan assets	(19,340)	(18,611)	(467)	(482)
Amortization of prior service cost (credit)	137	133	(1,514)	(1,514)
Amortization of actuarial net (gain) loss	2,780	2,632	25	0
Net periodic benefit cost (income)	$(313)	$(434)	$(873)	$(871)

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Foreign
	Pension Benefits
	Second Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Service cost	$2,769	$2,061	$5,526	$4,207
Interest cost	834	929	1,661	1,913
Expected return on plan assets	(2,691)	(2,334)	(5,357)	(4,795)
Amortization of prior service cost (credit)	38	(10)	76	(21)
Amortization of actuarial net (gain) loss	907	339	1,808	692
Net periodic benefit cost (income)	$1,857	$985	$3,714	$1,996
5.    Earnings Per Share
We had 26,703 shares of nonvested restricted stock at June 30, 2021 and 19,858 shares of nonvested restricted stock at June 30, 2020 that were excluded from the calculation of diluted earnings per share, as their effect on earnings per share would be anti-dilutive.
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

	Second Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per-share amounts)	2021	2020	2021	2020
Earnings per share numerator:
Net income attributable to common shareholders before allocation of earnings to participating securities	$51,952	$22,349	$121,664	$107,890
Earnings allocated to participating securities	130	42	283	154
Net income attributable to common shareholders after allocation of earnings to participating securities	$51,822	$22,307	$121,381	$107,736
Earnings per share denominator:
Weighted-average number of shares of common stock outstanding - basic and diluted	10,901	10,904	10,901	11,020
Earnings per share - basic and diluted	$4.75	$2.05	$11.13	$9.78

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6. Marketable Securities

During May 2021, NewMarket invested in both debt and equity marketable securities. The debt securities are designated as trading. The marketable securities are recorded on a settlement date basis at estimated fair value and are classified as current assets in the Consolidated Balance Sheets. Unrealized gains and losses, as well as the investment income attributable to the debt and equity securities, are reported in Other income (expense), net in the Consolidated Statements of Income. The debt securities have a cost basis of $48 million and the equity securities have a cost basis of $331 million at June 30, 2021. The fair value of both the debt and equity securities are shown in the second table below.

The portion of unrealized gains and losses for the period related to both the debt and equity securities still held at the reporting date are as follows:

	Second Quarter Ended June 30,	Six Months Ended June 30,
(in thousands)	2021	2021
Unrealized gains and (losses) recognized during the reporting period on debt securities still held at the reporting date	$56	$56
Unrealized gains and (losses) recognized during the reporting period on equity securities still held at the reporting date	$(2,370)	$(2,370)

The following table provides information on the fair value of the marketable securities, as well as the related level within the fair value hierarchy. The estimated fair value of debt securities is based on reported trades of the debt security adjusted for other observable market data including, but not limited to, benchmark yield curves, market-based quotes of similar assets, and other market-corroborated inputs. The estimated fair value of equity securities is based on actively quoted market prices.

	June 30, 2021
		Fair Value Measurements Using
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Debt securities:
Corporate bonds	$47,837	$0	$47,837	$0
Equity securities:
U.S. government income mutual fund	328,458	328,458	0	0
Total marketable securities	$376,295	$328,458	$47,837	$0

7.        Inventories

	June 30,	December 31,
(in thousands)	2021	2020
Finished goods and work-in-process	$364,773	$325,588
Raw materials	76,080	59,413
Stores, supplies, and other	17,104	16,030
	$457,957	$401,031

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8.    Intangibles (Net of Amortization) and Goodwill

The net carrying amount of intangibles and goodwill was $129 million at June 30, 2021 and $130 million at December 31, 2020. The gross carrying amount and accumulated amortization of each type of intangible asset and goodwill are presented in the table below.

	June 30, 2021		December 31, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Formulas and technology	$6,200	$4,133	$6,200	$3,617
Contract	2,000	900	2,000	800
Customer bases	5,440	4,065	14,240	12,037
Goodwill	123,989		123,958
	$137,629	$9,098	$146,398	$16,454

All of the intangibles relate to the petroleum additives segment. The change in the gross carrying amount between December 31, 2020 and June 30, 2021 is due to a customer base becoming fully amortized and foreign currency fluctuation. There is no accumulated goodwill impairment.
Amortization expense was (in thousands):

Second quarter ended June 30, 2021	$723
Six months ended June 30, 2021	1,444
Second quarter ended June 30, 2020	1,009
Six months ended June 30, 2020	1,736
Estimated amortization expense for the remainder of 2021, as well as estimated annual amortization expense related to our intangible assets for the next five years, is expected to be (in thousands):

2021	$712
2022	1,423
2023	907
2024	390
2025	390
2026	390
We amortize the contract over 10 years; the customer base over 20 years; and formulas and technology over 6 years.

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9.    Long-term Debt

(in thousands)	June 30, 2021	December 31, 2020
Senior notes - 2.70% due 2031 (net of related deferred financing costs)	$391,410	$0
Senior notes - 4.10% due 2022 (net of related deferred financing costs)	349,141	348,848
Senior notes - 3.78% due 2029	250,000	250,000
	$990,551	$598,848
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
We were in compliance with all covenants under all issuances of outstanding senior notes as of June 30, 2021 and December 31, 2020.
Revolving Credit Facility - The revolving credit facility has a borrowing capacity of $900 million, a term of five years, and matures on March 5, 2025. The obligations under the revolving credit facility are unsecured and are fully and unconditionally guaranteed by NewMarket. There were no outstanding borrowings under the revolving credit facility at June 30, 2021 or December 31, 2020. As of June 30, 2021 and December 31, 2020 outstanding letters of credit were approximately $2 million resulting in the unused portion of the credit facility amounting to $898 million.
We were in compliance with all covenants under the revolving credit facility as of June 30, 2021 and December 31, 2020.

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
Environmental
We are involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination, disposal of hazardous waste, and other environmental matters at several of our current or former facilities, or at third-party sites where we have been designated as a potentially responsible party (PRP). While we believe we are currently adequately accrued for known environmental issues, it is possible that unexpected future costs could have a significant impact on our consolidated financial position, results of operations, and cash flows. Our total accruals for environmental remediation, dismantling, and decontamination were approximately $10 million at both June 30, 2021 and December 31, 2020. Of the total accrual, the current portion is included in accrued expenses and the noncurrent portion is included in other noncurrent liabilities on the Condensed Consolidated Balance Sheets.

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Our more significant environmental sites include a former plant site in Louisiana (the Louisiana site) and a Houston, Texas plant site (the Texas site). Together, the amounts accrued on a discounted basis related to these sites represented approximately $7 million of the total accrual above at June 30, 2021 and $8 million at December 31, 2020, using discount rates ranging from 3% to 9% for both periods. The aggregate undiscounted amount for these sites was $9 million at both June 30, 2021 and December 31, 2020.

11.    Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
The balances of, and changes in, the components of accumulated other comprehensive loss, net of tax, consist of the following:

(in thousands)	Pension Plans and Other Postretirement Benefits	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2019	$(69,795)	$(92,953)	$(162,748)
Other comprehensive income (loss) before reclassifications	0	(15,369)	(15,369)
Amounts reclassified from accumulated other comprehensive loss (a)	1,465	0	1,465
Other comprehensive income (loss)	1,465	(15,369)	(13,904)
Balance at June 30, 2020	$(68,330)	$(108,322)	$(176,652)

Balance at December 31, 2020	$(92,771)	$(80,393)	$(173,164)
Other comprehensive income (loss) before reclassifications	(657)	6,320	5,663
Amounts reclassified from accumulated other comprehensive loss (a)	2,554	0	2,554
Other comprehensive income (loss)	1,897	6,320	8,217
Balance at June 30, 2021	$(90,874)	$(74,073)	$(164,947)
(a) The pension plan and other postretirement benefit components of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (income). See Note 4 in this Quarterly Report on Form 10-Q and Note 17 in our 2020 Annual Report for further information.

12.    Fair Value Measurements
The carrying amount of cash and cash equivalents in the Consolidated Balance Sheets, as well as the fair value, was $154 million at June 30, 2021 and $125 million at December 31, 2020. The fair value is classified as Level 1 in the fair value hierarchy.
No material events occurred during the six months ended June 30, 2021 requiring adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.
Long-term debt – We record the carrying amount of our long-term debt at historical cost, less deferred financing costs related to our publicly traded senior notes. The estimated fair value of our long-term debt is shown in the table below and is based primarily on estimated current rates available to us for debt of the same remaining duration and adjusted for nonperformance risk and credit risk. The estimated fair value of our publicly-traded senior notes included in the table below is based on the last quoted price closest to June 30, 2021. The fair value of our debt instruments are classified as Level 2.

	June 30, 2021		December 31, 2020
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$990,551	$1,044,582	$598,848	$648,671

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

Overview
When comparing the results of the petroleum additives segment for the first six months of 2021 with the first six months of 2020, net sales increased 19.2% primarily due to higher lubricant additives product shipments and a favorable foreign currency impact, partially offset by decreased selling prices and lower fuel additives product shipments. Petroleum additives operating profit was 14.7% higher when comparing the first six months of 2021 with the first six months of 2020, reflecting improved product shipments and favorable conversion costs mostly offset by higher raw material costs.
On March 18, 2021, we issued $400 million aggregate principal amount of 2.70% senior notes due 2031. Subsequently, in May 2021, we invested most of the proceeds in marketable securities.
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
Impact of the COVID-19 Pandemic and Current Economic Environment
While to a lesser extent than during 2020, petroleum additives operating results for the first six months of 2021 include an unfavorable impact from the economic uncertainty resulting from the ongoing effects of the COVID-19 pandemic and the related restrictions on the movement of people, goods and services. The pace and stability of improvement in demand for our products will continue to depend heavily on economic recovery and the rate at which government restrictions are lifted and remain lifted. We will continue to monitor the government restrictions, as well as the status of the vaccination programs that are being implemented globally.

All of our locations around the world, including our manufacturing and research and development facilities, have continued to operate safely and without interruption during the pandemic, with only a very few government-ordered, short-term exceptions, and we expect them to continue to do so. Both our raw material supply and the transportation network have experienced some disruptions, but we have managed through these challenges and expect to continue to do so. Our products are being delivered to our customers.
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

Results of Operations
Net Sales
Consolidated net sales for the second quarter of 2021 totaled $590.7 million, representing an increase of $179.9 million, or 43.8% from the second quarter of 2020. Consolidated net sales for the first six months of 2021 totaled $1.2 billion, representing an increase of $187.1 million, or 19.3%, from the first six months of 2020. The following table shows net sales by segment and product line.

	Second Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Petroleum additives
Lubricant additives	$498.8	$343.4	$993.3	$807.1
Fuel additives	87.8	65.3	158.2	159.0
Total	586.6	408.7	1,151.5	966.1
All other	4.1	2.2	5.8	4.2
Net sales	$590.7	$410.9	$1,157.3	$970.3
Petroleum Additives Segment
The regions in which we operate include North America (the United States and Canada), Latin America (Mexico, Central America, and South America), Asia Pacific, and the EMEAI region. While there is some fluctuation, the percentage of net sales generated in the regions remained fairly consistent when comparing the first six months of 2021 with the same period in 2020, as well as with the full year in 2020.
Petroleum additives net sales for the second quarter of 2021 were $586.6 million compared to $408.7 million for the second quarter of 2020, an increase of 43.5%. Petroleum additives net sales for the first six months of 2021 were $1.2 billion compared to $966.1 million for the first six months of 2020, an increase of 19.2%. For both the second quarter and six months comparative periods, the increases were across all regions with North America representing around 40% of the increase in both comparative periods. The remaining regions each contributed approximately 20% of the increase in net sales for the second quarter comparison. For the six month comparison, the Asia Pacific region reflected an approximate 35% increase with the EMEAI and Latin America regions reflecting the remaining increases in petroleum additives net sales. While 2021 results continue to include the impact of the COVID-19 pandemic to a lesser extent, the second quarter and six months 2020 periods include a more significant impact from the pandemic.

The following table details the approximate components of the increase in petroleum additives net sales between the second quarter and first six months of 2021 and 2020.

(in millions)	Second Quarter	Six Months
Period ended June 30, 2020	$408.7	$966.1
Lubricant additives shipments	142.3	183.9
Fuel additives shipments	18.5	(1.4)
Selling prices	7.2	(18.6)
Foreign currency impact, net	9.9	21.5
Period ended June 30, 2021	$586.6	$1,151.5
When comparing both the second quarter and the six months periods of 2021 and 2020, petroleum additives shipments accounted for a $160.8 million increase in net sales for the second quarter comparison and a $182.5 million increase in net sales for the six month comparison. Selling prices improved some during the second quarter of 2021, but remained as an unfavorable impact on net sales for the six months comparison. The impact from selling prices was net of a favorable impact from foreign currency exchange rates in both comparative periods. The United States Dollar weakened against most of the major currencies in which we transact when comparing the first six months of 2021 and 2020 resulting in a favorable impact to petroleum additives net sales for both the second quarter and six months comparative periods. The favorable impact was predominantly due to changes in the Euro and Chinese Renminbi exchange rates.
On a worldwide basis, the volume of product shipments for petroleum additives increased 41.1% when comparing the two second quarter periods and 19.1% when comparing the six months of 2021 and 2020. Shipments of lubricant additives increased across all regions in both the second quarter and six months comparisons with most of the increases in the North America region but significant increases across the other regions, as well. Fuel additives shipment volumes increased for the second quarter comparison and were substantially unchanged for the six months comparison. The improvement in the second quarter fuel additives shipments was across all regions, while the six months comparison reflected improved fuel additives product shipments for the North America and Asia Pacific regions with substantially offsetting decreases in the Latin America and EMEAI regions. Similar to the discussion on net sales above, the volume of product shipments in the second quarter of 2020 include the impact from unusually low shipments due to the COVID-19 pandemic.

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
The following table reports segment operating profit for the second quarter and six months ended June 30, 2021 and June 30, 2020.

	Second Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Petroleum additives	$74.2	$33.1	$168.3	$146.7
All other	$0.0	$(0.4)	$(0.7)	$0.0
Petroleum Additives Segment
The petroleum additives segment operating profit increased $41.1 million when comparing the second quarter of 2021 to the second quarter of 2020 and $21.6 million when comparing the first six months of 2021 to the first six months of 2020. Both comparative periods included the impact of the same factors that affected gross profit (see discussion below).
The operating profit margin was 12.7% for the second quarter of 2021 as compared to 8.1% for the second quarter of 2020 and was 14.6% for the first six months of 2021 as compared to 15.2% for the first six months of 2020. For the rolling four quarters ended June 30, 2021, the operating profit margin for petroleum additives was 16.2%. Increasing raw material costs during 2021 are having a negative impact on our operating profit margins. While we have successfully raised selling prices to allow for the higher raw material costs, the favorable impact of increased selling prices on our operating results lags the impact of higher raw material costs. Operating profit margins remain a priority, and while they will fluctuate from quarter to quarter due to multiple factors, we believe the fundamentals of our business and industry as a whole are unchanged.
Petroleum additives gross profit increased $44.2 million when comparing the two second quarter periods and $26.0 million when comparing the first six months of 2021 and 2020. Cost of goods sold as a percentage of net sales was 76.1% for the second quarter of 2021, down slightly from 76.5% for the second quarter of 2020 and 73.8% for the first six months of 2021, increasing from 71.4% for the first six months of 2020.
When comparing both the second quarters and first six months of 2021 and 2020, the increase in gross profit resulted from improved product shipments, as well as a favorable impact from conversions costs. Selling prices were higher for the second quarter comparison, but remained unfavorable for the six month comparison reflecting some price increases beginning to impact our results during the second quarter of 2021. These factors combined contributed over 100% of the improvement in gross profit for both comparative periods. Raw material costs were significantly unfavorable for both the second quarter and six months comparison.
Petroleum additives selling, general, and administrative expenses (SG&A) for the second quarter of 2021 were $1.2 million higher as compared to the second quarter of 2020, and $1.8 million higher when comparing the first six months of 2021 to the same 2020 period. SG&A as a percentage of net sales was 5.2% for the second quarter of 2021, 7.2% for the second quarter of 2020, 5.4% for the first six months of 2021 and 6.2% for the first six months of 2020. Our SG&A costs are primarily personnel-related and include salaries, benefits, and other costs associated with our workforce, including travel expenses. While personnel-related costs fluctuate from period to period, there were no significant changes in the drivers of these costs when comparing the periods.
Our investment in petroleum additives research, development, and testing (R&D) increased $2.0 million when comparing the second quarter of 2021 with the second quarter of 2020 and $2.8 million when comparing the first six months periods of 2021 and 2020. As a percentage of net sales, R&D was 6.1% for the second quarter of 2021, 8.2% for the second quarter of 2020, 6.2% for the first six months of 2021, and 7.2% for the first six months of 2020. Our R&D investments reflect our efforts to support the development of solutions that meet our customers' needs, meet new and evolving standards, and support our expansion into new product areas. Our approach to R&D investments, as it is with SG&A, is one of purposeful spending on programs to support our current product base and to ensure that we develop products to support our customers' programs in the future. R&D investments include personnel-related costs, as well as costs for internal and external testing of our products.

The following discussion references certain captions on the Consolidated Statements of Income.

Interest and Financing Expenses
Interest and financing expenses were $8.9 million for the second quarter of 2021, $7.0 million for the second quarter of 2020, $15.2 million for the first six months of 2021 and $14.1 million for the first six months of 2020. The increase for both the second quarter and the six months comparison resulted primarily from higher outstanding debt during the 2021 periods, along with higher average interest rate in both 2021 periods. Higher capitalized interest during the 2021 period partially offset the average rate and debt impact.

Other Income (Expense), Net
Other income (expense), net was income of $5.2 million for the second quarter of 2021, $6.5 million for the second quarter of 2020, $12.4 million for the first six months of 2021 and $14.0 million for the first six months of 2020. The amounts for both of the 2021 and 2020 periods primarily reflect the components of net periodic benefit cost (income), except for service cost, from defined benefit pension and postretirement plans. See Note 4 for further information on total periodic benefit cost (income).

Income Tax Expense
Income tax expense was $15.1 million for the second quarter of 2021 and $4.9 million for the second quarter of 2020. The effective income tax rate was 22.5% for the second quarter of 2021 and 18.0% for the second quarter of 2020. Income tax expense increased $7.2 million due to higher income before income tax expense and $3.0 million resulting from the higher effective income tax rate.
Income tax expense was $34.8 million for the first six months of 2021 and $29.5 million for the first six months of 2020. The effective tax rate was 22.2% for the first six months of 2021 and 21.4% for the first six months of 2020. Income tax expense increased $4.1 million due to higher income before income tax expense. The higher effective income tax rate resulted in a $1.2 million increase in income tax.

The increase in the tax rate for both periods is primarily driven by income from our foreign operations.

Cash Flows, Financial Condition, and Liquidity
Cash and cash equivalents at June 30, 2021 were $153.9 million, which was an increase of $28.7 million since December 31, 2020.
Cash and cash equivalents held by our foreign subsidiaries amounted to $117.4 million at June 30, 2021 and $97.3 million at December 31, 2020. Periodically, we repatriate cash from our foreign subsidiaries to the United States through intercompany dividends and loans. We do not anticipate significant tax consequences from future distributions of foreign earnings.
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
Cash Flows – Operating Activities
Cash flows provided from operating activities for the first six months of 2021 were $104.1 million, including the use of $59.5 million to fund higher working capital requirements. The $59.5 million used for working capital excluded a favorable foreign currency impact to the components of working capital on the balance sheet.
The most significant changes in working capital included increases in accounts receivable, inventory, and accounts payable. The increase in accounts receivable balances when comparing June 30, 2021 with the end of 2020 was primarily the result of higher sales in certain regions, as well as slightly slower customer payments. The increase in inventory was primarily in response to higher forecasted demand in some regions, as well as increased raw material costs. The increase in accounts payable reflected normal fluctuations across the regions due to timing, increased purchases of raw materials to meet customer demand, and higher raw material costs.
Including cash and cash equivalents, as well as the impact of changes in foreign currency exchange rates on the balance sheet, we had total working capital of $1.1 billion at June 30, 2021 and $585.6 million at December 31, 2020. The current ratio was 3.83 to 1 at June 30, 2021 and 2.87 to 1 at December 31, 2020.
Cash Flows – Investing Activities
Cash used in investing activities totaled $422.2 million during the first six months of 2021 and represented the purchases (net of proceeds from sales and maturities) of marketable securities of $377.8 million and capital expenditures of $44.4 million. We currently expect that our total capital spending during 2021 will be in the $75 million to $85 million range and will include several improvements to our manufacturing and R&D infrastructure around the world. We expect to continue to finance capital spending through cash on hand and cash provided from operations, together with borrowing available under our revolving credit facility.
Cash Flows – Financing Activities
Cash provided from financing activities during the first six months of 2021 amounted to $346.1 million. These cash flows included $395.1 million of proceeds from the issuance of our $400 million 2.70% senior notes. Cash flows from financing activities also included cash dividend payments of $41.5 million.
Debt
Our long-term debt was $990.6 million at June 30, 2021 compared to $598.8 million at December 31, 2020.
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
See Note 9 for additional information on the 2.70% senior notes, 4.10% senior notes, 3.78% senior notes, and revolving credit facility, including the unused portion of our revolving credit facility.
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

The revolving credit facility contains financial covenants that require NewMarket to maintain a consolidated Leverage Ratio (as defined in the agreement) of no more than 3.75 to 1.00, except during an Increased Leverage Period (as defined in the agreement) at the end of each quarter. At June 30, 2021, the Leverage Ratio was 2.28 under the revolving credit facility.
At June 30, 2021, we were in compliance with all covenants under the 4.10% senior notes, 3.78% senior notes, 2.70% senior notes, and revolving credit facility.
As a percentage of total capitalization (total long-term debt and shareholders’ equity), our total long-term debt percentage increased from 44.1% at December 31, 2020 to 53.8% at June 30, 2021. The change in the percentage resulted primarily from the issuance of the 2.70% senior notes, partially offset by the increase in shareholders' equity. The change in shareholders’ equity primarily reflects our earnings offset by dividend payments, and the impact of foreign currency translation adjustments along with the changes in the funded position of our defined benefit plans. Generally, we repay any outstanding long-term debt with cash from operations or refinancing activities.

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

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk
At June 30, 2021, there were no material changes in our market risk from the information provided in the 2020 Annual Report except for a change in interest rate risk due to the issuance of the $400 million 2.70% senior notes and the market risk associated with our investment in marketable securities. See Note 9 for information on the 2.70% senior notes and Note 6 for information on the marketable securities.
A hypothetical 100 basis point decrease in interest rates, holding all other variables constant, would have resulted in a change of $59 million in the fair value of our debt at June 30, 2021.
A hypothetical 10% decrease in the trading prices of our marketable securities would have resulted in a $38 million decrease in the fair market value of our marketable securities.

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
There has been no change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

NEWMARKET CORPORATION
(Registrant)

Date: July 29, 2021	By: /s/ Brian D. Paliotti
Brian D. Paliotti
Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: July 29, 2021	By: /s/ William J. Skrobacz
William J. Skrobacz
Controller
(Principal Accounting Officer)