Form 10-Q
period 2021-09-30
NEWMARKET CORP
filed 2021-10-26
CIK 1282637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Yes  ☐ No  ☒
Number of shares of common stock, with no par value, outstanding as of September 30, 2021: 10,637,047

NEWMARKET CORPORATION

INDEX

PART I.    FINANCIAL INFORMATION
ITEM 1.     Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(in thousands, except per-share amounts)	Third Quarter Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales	$622,207	$512,869	$1,779,543	$1,483,150
Cost of goods sold	483,986	346,262	1,338,570	1,038,898
Gross profit	138,221	166,607	440,973	444,252
Selling, general, and administrative expenses	39,729	34,690	111,379	105,837
Research, development, and testing expenses	35,387	33,113	107,241	102,168
Operating profit	63,105	98,804	222,353	236,247
Interest and financing expenses, net	9,345	6,466	24,557	20,575
Other income (expense), net	7,393	25,280	19,785	39,292
Income before income tax expense	61,153	117,618	217,581	254,964
Income tax expense	9,115	21,824	43,879	51,280
Net income	$52,038	$95,794	$173,702	$203,684
Earnings per share - basic and diluted	$4.80	$8.77	$15.94	$18.52
Cash dividends declared per share	$2.10	$1.90	$5.90	$5.70
See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(in thousands)	Third Quarter Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$52,038	$95,794	$173,702	$203,684
Other comprehensive income (loss):
Pension plans and other postretirement benefits:
Prior service credit (cost) arising during the period, net of income tax expense (benefit) of $8 in third quarter and nine months 2021, $(7) in third quarter and nine months 2020	27	(23)	27	(23)
Amortization of prior service cost (credit) included in net periodic benefit cost (income), net of income tax expense (benefit) of $(157) in third quarter 2021, $(169) in third quarter 2020, $(472) in nine months 2021, and $(510) in nine months 2020	(496)	(528)	(1,481)	(1,590)
Actuarial net gain (loss) arising during the period, net of income tax expense (benefit) of $(433) in third quarter 2021, $977 in third quarter 2020, $(652) in nine months 2021, and $977 in nine months 2020	(1,363)	3,008	(2,020)	3,008
Amortization of actuarial net loss (gain) included in net periodic benefit cost (income), net of income tax expense (benefit) of $593 in third quarter 2021, $297 in third quarter 2020, $1,697 in nine months 2021, and $1,090 in nine months 2020	1,806	941	5,345	3,468
Total pension plans and other postretirement benefits	(26)	3,398	1,871	4,863
Foreign currency translation adjustments, net of income tax expense (benefit) of $(535) in third quarter 2021,$(118) in third quarter 2020, $(214) in nine months 2021, and $(1,110) in nine months 2020	(7,401)	10,356	(1,081)	(5,013)
Other comprehensive income (loss)	(7,427)	13,754	790	(150)
Comprehensive income	$44,611	$109,548	$174,492	$203,534
See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share amounts)	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$59,613	$125,172
Marketable securities	378,902	0
Trade and other accounts receivable, less allowance for credit losses	414,847	336,395
Inventories	479,039	401,031
Prepaid expenses and other current assets	34,459	35,480
Total current assets	1,366,860	898,078
Property, plant, and equipment, net	677,481	665,147
Intangibles (net of amortization) and goodwill	128,125	129,944
Prepaid pension cost	139,760	137,069
Operating lease right-of-use assets	67,586	61,329
Deferred charges and other assets	57,404	42,308
Total assets	$2,437,216	$1,933,875
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$250,658	$189,937
Accrued expenses	86,677	78,422
Dividends payable	20,600	15,184
Income taxes payable	5,202	3,760
Operating lease liabilities	15,231	13,410
Other current liabilities	13,029	11,742
Total current liabilities	391,397	312,455
Long-term debt	991,919	598,848
Operating lease liabilities-noncurrent	52,319	48,324
Other noncurrent liabilities	228,808	214,424
Total liabilities	1,664,443	1,174,051
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common stock and paid-in capital (with no par value; authorized shares - 80,000,000; issued and outstanding shares - 10,637,047 at September 30, 2021 and 10,921,377 at December 31, 2020)	0	717
Accumulated other comprehensive loss	(172,374)	(173,164)
Retained earnings	945,147	932,271
Total shareholders' equity	772,773	759,824
Total liabilities and shareholders’ equity	$2,437,216	$1,933,875
See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in thousands, except share and per-share amounts)	Common Stock and Paid-in Capital		Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at June 30, 2020	10,923,999	$281	$(176,652)	$811,656	$635,285
Net income				95,794	95,794
Other comprehensive income (loss)			13,754		13,754
Cash dividends ($1.90 per share)				(20,751)	(20,751)
Repurchases of common stock	(3,835)	(870)		(564)	(1,434)
Stock-based compensation	1,225	876		2	878
Balance at September 30, 2020	10,921,389	$287	$(162,898)	$886,137	$723,526

Balance at June 30, 2021	10,928,129	$1,748	$(164,947)	$1,012,409	$849,210
Net income				52,038	52,038
Other comprehensive income (loss)			(7,427)		(7,427)
Cash dividends ($2.10 per share)				(22,590)	(22,590)
Repurchases of common stock	(292,392)	(2,748)		(96,712)	(99,460)
Stock-based compensation	1,310	1,000		2	1,002
Balance at September 30, 2021	10,637,047	$0	$(172,374)	$945,147	$772,773

Balance at December 31, 2019	11,188,549	$1,965	$(162,748)	$843,881	$683,098
Net income				203,684	203,684
Other comprehensive income (loss)			(150)		(150)
Cash dividends ($5.70 per share)				(62,667)	(62,667)
Repurchases of common stock	(270,963)	(2,630)		(98,804)	(101,434)
Tax withholdings related to stock-based compensation	(1,547)	(641)			(641)
Stock-based compensation	5,350	1,593		43	1,636
Balance at September 30, 2020	10,921,389	$287	$(162,898)	$886,137	$723,526

Balance at December 31, 2020	10,921,377	$717	$(173,164)	$932,271	$759,824
Net income				173,702	173,702
Other comprehensive income (loss)			790		790
Cash dividends ($5.90 per share)				(64,116)	(64,116)
Repurchases of common stock	(292,392)	(2,748)		(96,712)	(99,460)
Stock-based compensation	8,062	2,031		2	2,033
Balance at September 30, 2021	10,637,047	$0	$(172,374)	$945,147	$772,773
See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands)	Nine Months Ended September 30,
	2021	2020
Cash and cash equivalents at beginning of year	$125,172	$144,397
Cash flows from operating activities:
Net income	173,702	203,684
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	63,075	63,045
Deferred income tax expense	6,205	5,405
Gain on sale of land	0	(16,483)
Unrealized (gain) loss on marketable securities	3,414	0
Working capital changes	(98,426)	(33,493)
Cash pension and postretirement contributions	(7,820)	(7,717)
Other, net	4,868	1,879
Cash provided from (used in) operating activities	145,018	216,320
Cash flows from investing activities:
Capital expenditures	(64,025)	(60,133)
Purchases of marketable securities	(391,429)	0
Proceeds from sales and maturities of marketable securities	9,894	0
Proceeds from sale of land	0	20,000
Other, net	0	(927)
Cash provided from (used in) investing activities	(445,560)	(41,060)
Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facility	1,000	(34,678)
Issuance of 2.70% senior notes	395,052	0
Dividends paid	(64,116)	(62,667)
Repurchases of common stock	(91,711)	(101,434)
Debt issuance costs	(3,897)	(1,349)
Other, net	(581)	(82)
Cash provided from (used in) financing activities	235,747	(200,210)
Effect of foreign exchange on cash and cash equivalents	(764)	(1,746)
Decrease in cash and cash equivalents	(65,559)	(26,696)
Cash and cash equivalents at end of period	$59,613	$117,701
See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Financial Statement Presentation
In the opinion of management, the accompanying consolidated financial statements of NewMarket Corporation and its subsidiaries contain all necessary adjustments for the fair presentation of, in all material respects, our consolidated financial position as of September 30, 2021 and December 31, 2020, and our consolidated results of operations, comprehensive income, and changes in shareholders' equity for the third quarter and nine months ended September 30, 2021 and September 30, 2020, and our cash flows for the nine months ended September 30, 2021 and September 30, 2020. All adjustments are of a normal, recurring nature, unless otherwise disclosed. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the NewMarket Corporation Annual Report on Form 10-K for the year ended December 31, 2020 (2020 Annual Report), as filed with the Securities and Exchange Commission (SEC). The results of operations for the nine month period ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021. The December 31, 2020 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
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

The following table provides information on our net sales by geographic area. Information on net sales by segment is in Note 3.

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Net sales
United States	$219,912	$175,086	$580,799	$476,858
China	56,470	56,531	202,523	159,771
Europe, Middle East, Africa, India	188,603	161,484	533,732	483,051
Asia Pacific, except China	81,174	64,498	247,575	210,670
Other foreign	76,048	55,270	214,914	152,800
Net sales	$622,207	$512,869	$1,779,543	$1,483,150

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. Segment Information
The tables below show our consolidated segment results. The “All other” category includes the operations of the antiknock compounds business, as well as certain contracted manufacturing and services associated with Ethyl Corporation (Ethyl).
Net Sales by Segment

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Petroleum additives
Lubricant additives	$527,142	$432,938	$1,520,475	$1,240,042
Fuel additives	91,928	77,342	250,080	236,313
Total	619,070	510,280	1,770,555	1,476,355
All other	3,137	2,589	8,988	6,795
Net sales	$622,207	$512,869	$1,779,543	$1,483,150

Segment Operating Profit

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Petroleum additives	$72,128	$102,186	$240,399	$248,918
All other	(151)	2,015	(798)	1,951
Segment operating profit	71,977	104,201	239,601	250,869
Corporate, general, and administrative expenses	(8,731)	(5,565)	(16,591)	(15,263)
Interest and financing expenses, net	(9,345)	(6,466)	(24,557)	(20,575)
Other income (expense), net	7,252	25,448	19,128	39,933
Income before income tax expense	$61,153	$117,618	$217,581	$254,964

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4.    Pension Plans and Other Postretirement Benefits
The table below shows cash contributions made during the nine months ended September 30, 2021, as well as the remaining cash contributions we expect to make during the year ending December 31, 2021, for our domestic and foreign pension plans and domestic postretirement benefit plan.

(in thousands)	Actual Cash Contributions for Nine Months Ended September 30, 2021	Expected Remaining Cash Contributions for Year Ending December 31, 2021
Domestic plans
Pension benefits	$2,140	$713
Postretirement benefits	872	291
Foreign plans
Pension benefits	4,808	1,537

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

	Domestic
	Pension Benefits		Postretirement Benefits
	Third Quarter Ended September 30,
(in thousands)	2021	2020	2021	2020
Service cost	$4,858	$4,012	$310	$250
Interest cost	3,282	3,311	285	314
Expected return on plan assets	(9,666)	(9,309)	(213)	(222)
Amortization of prior service cost (credit)	66	70	(757)	(757)
Amortization of actuarial net (gain) loss	1,502	874	2	0
Net periodic benefit cost (income)	$42	$(1,042)	$(373)	$(415)

	Domestic
	Pension Benefits		Postretirement Benefits
	Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Service cost	$14,486	$12,407	$810	$684
Interest cost	9,764	10,328	868	1,005
Expected return on plan assets	(29,006)	(27,920)	(680)	(704)
Amortization of prior service cost (credit)	203	203	(2,271)	(2,271)
Amortization of actuarial net (gain) loss	4,282	3,506	27	0
Net periodic benefit cost (income)	$(271)	$(1,476)	$(1,246)	$(1,286)

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Foreign
	Pension Benefits
	Third Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Service cost	$2,748	$2,153	$8,274	$6,360
Interest cost	829	967	2,490	2,880
Expected return on plan assets	(2,674)	(2,426)	(8,031)	(7,221)
Amortization of prior service cost (credit)	38	(12)	114	(33)
Amortization of actuarial net (gain) loss	901	355	2,709	1,047
Net periodic benefit cost (income)	$1,842	$1,037	$5,556	$3,033

5.    Earnings Per Share
We had 26,618 shares of nonvested restricted stock at September 30, 2021 and 19,963 shares of nonvested restricted stock at September 30, 2020 that were excluded from the calculation of diluted earnings per share, as their effect on earnings per share would be anti-dilutive.
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

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per-share amounts)	2021	2020	2021	2020
Earnings per share numerator:
Net income attributable to common shareholders before allocation of earnings to participating securities	$52,038	$95,794	$173,702	$203,684
Earnings allocated to participating securities	129	172	412	326
Net income attributable to common shareholders after allocation of earnings to participating securities	$51,909	$95,622	$173,290	$203,358
Earnings per share denominator:
Weighted-average number of shares of common stock outstanding - basic and diluted	10,821	10,903	10,875	10,981
Earnings per share - basic and diluted	$4.80	$8.77	$15.94	$18.52

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6. Marketable Securities
During May 2021, NewMarket invested in both debt and equity marketable securities. The debt securities are designated as trading. The marketable securities are recorded on a settlement date basis at estimated fair value and are classified as current assets in the Consolidated Balance Sheets. Unrealized gains and losses, as well as the investment income attributable to the debt and equity securities, are reported in Other income (expense), net in the Consolidated Statements of Income. The debt securities have a cost basis of $50 million and the equity securities have a cost basis of $332 million at September 30, 2021. The fair value of both the debt and equity securities are shown in the second table below.

The portion of unrealized gains and losses for the period related to both the debt and equity securities still held at the reporting date are as follows:

	Third Quarter Ended September 30,	Nine Months Ended September 30,
(in thousands)	2021	2021
Unrealized gains and (losses) recognized during the reporting period on debt securities still held at the reporting date	$(287)	$(231)
Unrealized gains and (losses) recognized during the reporting period on equity securities still held at the reporting date	$(813)	$(3,183)

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

	September 30, 2021
		Fair Value Measurements Using
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Debt securities:
Corporate bonds	$49,847	$0	$49,847	$0
Equity securities:
U.S. government income mutual fund	329,055	329,055	0	0
Total marketable securities	$378,902	$329,055	$49,847	$0

7.        Inventories

	September 30,	December 31,
(in thousands)	2021	2020
Finished goods and work-in-process	$376,319	$325,588
Raw materials	85,161	59,413
Stores, supplies, and other	17,559	16,030
	$479,039	$401,031

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8.    Intangibles (Net of Amortization) and Goodwill
The net carrying amount of intangibles and goodwill was $128 million at September 30, 2021 and $130 million at December 31, 2020. The gross carrying amount and accumulated amortization of each type of intangible asset and goodwill are presented in the table below.

	September 30, 2021		December 31, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Formulas and technology	$6,200	$4,392	$6,200	$3,617
Contract	2,000	950	2,000	800
Customer bases	5,440	4,112	14,240	12,037
Goodwill	123,939		123,958
	$137,579	$9,454	$146,398	$16,454

All of the intangibles relate to the petroleum additives segment. The change in the gross carrying amount between December 31, 2020 and September 30, 2021 is due to a customer base becoming fully amortized and foreign currency fluctuation. There is no accumulated goodwill impairment.
Amortization expense was (in thousands):

Third quarter ended September 30, 2021	$356
Nine months ended September 30, 2021	1,800
Third quarter ended September 30, 2020	586
Nine months ended September 30, 2020	2,322
Estimated amortization expense for the remainder of 2021, as well as estimated annual amortization expense related to our intangible assets for the next five years, is expected to be (in thousands):

2021	$356
2022	1,423
2023	907
2024	390
2025	390
2026	390
We amortize the contract over 10 years; the customer base over 20 years; and formulas and technology over 6 years.

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9.    Long-term Debt

(in thousands)	September 30, 2021	December 31, 2020
Senior notes - 2.70% due 2031 (net of related deferred financing costs)	$391,632	$0
Senior notes - 4.10% due 2022 (net of related deferred financing costs)	349,287	348,848
Senior notes - 3.78% due 2029	250,000	250,000
Revolving credit facility	1,000	0
	$991,919	$598,848
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
We were in compliance with all covenants under all issuances of outstanding senior notes as of September 30, 2021 and December 31, 2020.
Revolving Credit Facility - The revolving credit facility has a borrowing capacity of $900 million, a term of five years, and matures on March 5, 2025. The obligations under the revolving credit facility are unsecured and are fully and unconditionally guaranteed by NewMarket.
The average interest rate for borrowings under the credit agreement was 2.7% during the first nine months of 2021.
Outstanding letters of credit amounted to approximately $2 million at both September 30, 2021 and December 31, 2020. The unused portion of the credit facility amounted to $897 million as of September 30, 2021 and $898 million at December 31, 2020.
We were in compliance with all covenants under the revolving credit facility as of September 30, 2021 and December 31, 2020.

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Environmental
We are involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination, disposal of hazardous waste, and other environmental matters at several of our current or former facilities, or at third-party sites where we have been designated as a potentially responsible party (PRP). While we believe we are currently adequately accrued for known environmental issues, it is possible that unexpected future costs could have a significant impact on our consolidated financial position, results of operations, and cash flows. Our total accruals for environmental remediation, dismantling, and decontamination were approximately $9 million at September 30, 2021 and $10 million at December 31, 2020. Of the total accrual, the current portion is included in accrued expenses and the noncurrent portion is included in other noncurrent liabilities on the Condensed Consolidated Balance Sheets.
Our more significant environmental sites include a former plant site in Louisiana and a Houston, Texas plant site. Together, the amounts accrued on a discounted basis related to these sites represented approximately $7 million of the total accrual above at September 30, 2021 and $8 million at December 31, 2020, using discount rates ranging from 3% to 9% for both periods. The aggregate undiscounted amount for these sites was $9 million at both September 30, 2021 and December 31, 2020.

11.    Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
The balances of, and changes in, the components of accumulated other comprehensive loss, net of tax, consist of the following:

(in thousands)	Pension Plans and Other Postretirement Benefits	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2019	$(69,795)	$(92,953)	$(162,748)
Other comprehensive income (loss) before reclassifications	2,985	(5,013)	(2,028)
Amounts reclassified from accumulated other comprehensive loss (a)	1,878	0	1,878
Other comprehensive income (loss)	4,863	(5,013)	(150)
Balance at September 30, 2020	$(64,932)	$(97,966)	$(162,898)

Balance at December 31, 2020	$(92,771)	$(80,393)	$(173,164)
Other comprehensive income (loss) before reclassifications	(1,993)	(1,081)	(3,074)
Amounts reclassified from accumulated other comprehensive loss (a)	3,864	0	3,864
Other comprehensive income (loss)	1,871	(1,081)	790
Balance at September 30, 2021	$(90,900)	$(81,474)	$(172,374)
(a) The pension plan and other postretirement benefit components of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (income). See Note 4 in this Quarterly Report on Form 10-Q and Note 17 in our 2020 Annual Report for further information.

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12.    Fair Value Measurements
The carrying amount of cash and cash equivalents in the Consolidated Balance Sheets, as well as the fair value, was $60 million at September 30, 2021 and $125 million at December 31, 2020. The fair value is classified as Level 1 in the fair value hierarchy.
No material events occurred during the nine months ended September 30, 2021 requiring adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.
Long-term debt – We record the carrying amount of our long-term debt at historical cost, less deferred financing costs related to our publicly traded senior notes. The estimated fair value of our long-term debt is shown in the table below and is based primarily on estimated current rates available to us for debt of the same remaining duration and adjusted for nonperformance risk and credit risk. The estimated fair value of our publicly-traded senior notes included in the table below is based on the last quoted price closest to September 30, 2021. The fair value of our debt instruments are classified as Level 2.

	September 30, 2021		December 31, 2020
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$991,919	$1,044,278	$598,848	$648,671

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

Overview
When comparing the results of the petroleum additives segment for the first nine months of 2021 with the first nine months of 2020, net sales increased 19.9% primarily due to higher lubricant additives product shipments, higher selling prices, and a favorable foreign currency impact. Petroleum additives operating profit was 3.4% lower when comparing the first nine months of 2021 with the first nine months of 2020, reflecting significantly higher raw material costs partially offset by improved product shipments and higher selling prices.
During the third quarter of 2021, we increased our quarterly dividend to $2.10 per share, and we repurchased 292,392 shares of our common stock for a total of $99.5 million.
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
Impact of the Current Economic Environment and the COVID-19 Pandemic
The current economic environment in which we operate is characterized by steadily rising costs, including raw material costs, limitations on certain supply availability, and a challenging supply chain network and transportation system. Because of our active business continuity process and global network, we have substantially managed through these factors during the first nine months of the year and have delivered product to our customers. We do not currently expect the supply chain network disruptions to be long-term in nature, but we cannot predict how the current economic environment may evolve over the coming months. We will continue working with our customers to deliver product, but at the same time, we also expect to be challenged by these ongoing economic factors as we manage our business throughout the rest of the year.

In addition, but to a lesser extent than during 2020, petroleum additives operating results for the first nine months of 2021 include an unfavorable impact from the economic uncertainty resulting from the ongoing effects of the COVID-19 pandemic and the related restrictions on the movement of people, goods and services. The pace and stability of improvement in demand for our products will continue to depend heavily on economic recovery.
All of our locations around the world, including our manufacturing and research and development facilities, have continued to operate safely and without interruption during the pandemic, with only a very few government-ordered, short-term exceptions, and we expect them to continue to do so.
Our financial position remains strong. We have sufficient access to capital, if needed, and do not anticipate any issues with meeting the covenants for all our debt agreements. Our major capital projects are continuing to progress substantially as planned.
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

Results of Operations
Net Sales
Consolidated net sales for the third quarter of 2021 totaled $622.2 million, representing an increase of $109.3 million, or 21.3% from the third quarter of 2020. Consolidated net sales for the first nine months of 2021 totaled $1.8 billion, representing an increase of $296.4 million, or 20.0%, from the first nine months of 2020. The following table shows net sales by segment and product line.

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Petroleum additives
Lubricant additives	$527.2	$432.9	$1,520.5	$1,240.1
Fuel additives	91.9	77.4	250.1	236.3
Total	619.1	510.3	1,770.6	1,476.4
All other	3.1	2.6	8.9	6.8
Net sales	$622.2	$512.9	$1,779.5	$1,483.2
Petroleum Additives Segment
The regions in which we operate include North America (the United States and Canada), Latin America (Mexico, Central America, and South America), Asia Pacific, and the EMEAI region. While there is some fluctuation, the percentage of net sales generated in the regions remained fairly consistent when comparing the first nine months of 2021 with the same period in 2020, as well as with the full year in 2020.
Petroleum additives net sales for the third quarter of 2021 were $619.1 million compared to $510.3 million for the third quarter of 2020, an increase of 21.3%. Petroleum additives net sales for the first nine months of 2021 were $1.8 billion compared to $1.5 billion for the first nine months of 2020, an increase of 19.9%. For both the third quarter and nine months comparative periods, the increases were across all regions with North America representing around 40% of the increase in both comparative periods. The EMEAI region contributed an approximate 25% increase in the third quarter comparison with the Latin America and Asia Pacific regions each contributing approximately equally for the remaining increase. For the nine month comparison, the Asia Pacific region reflected an approximate 25% increase with the EMEAI and Latin America regions reflecting the remaining increases in petroleum additives net sales. While 2021 results continue to include the economic impact of the COVID-19 pandemic to a lesser extent, the third quarter and nine months 2020 periods include a more significant economic impact from the pandemic.

The following table details the approximate components of the increase in petroleum additives net sales between the third quarter and first nine months of 2021 and 2020.

(in millions)	Third Quarter	Nine Months
Period ended September 30, 2020	$510.3	$1,476.4
Lubricant additives shipments	53.7	237.0
Fuel additives shipments	4.3	2.9
Selling prices	46.2	28.2
Foreign currency impact, net	4.6	26.1
Period ended September 30, 2021	$619.1	$1,770.6
When comparing both the third quarter and the nine months periods of 2021 and 2020, petroleum additives shipments accounted for a $58.0 million increase in net sales for the third quarter comparison and a $239.9 million increase in net sales for the nine month comparison. Selling prices improved during both the third quarter and nine months comparison periods. The impact from selling prices was net of a favorable impact from foreign currency exchange rates in both comparative periods. The United States Dollar weakened against most of the major currencies in which we transact when comparing both the third quarter and nine months of 2021 and 2020 resulting in a favorable impact to petroleum additives net sales for both the third quarter and nine months comparative periods. The favorable impact was predominantly due to changes in the Euro and Chinese Renminbi exchange rates.
On a worldwide basis, the volume of product shipments for petroleum additives increased 11.9% when comparing the two third quarter periods and 16.6% when comparing the nine months of 2021 and 2020. For the third quarter comparison, lubricant additives improved across all regions by similar amounts and fuel additives increased across all regions except the EMEAI region. For the nine months comparison, the North America and Asia Pacific regions each contributed approximately one-third of the improvement in lubricant additives shipments, with the EMEAI and Latin America regions also improving. Fuel additives shipments for the nine months comparison improved across all regions, except for the EMEAI region. Similar to the discussion on net sales above, the volume of product shipments in the third quarter and nine months of 2020 include the impact from unusually low shipments due to the COVID-19 pandemic.

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
The following table reports segment operating profit for the third quarter and nine months ended September 30, 2021 and September 30, 2020.

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Petroleum additives	$72.1	$102.2	$240.4	$248.9
All other	$(0.1)	$2.0	$(0.8)	$2.0
Petroleum Additives Segment
The petroleum additives segment operating profit decreased $30.1 million when comparing the third quarter of 2021 to the third quarter of 2020 and $8.5 million when comparing the first nine months of 2021 to the first nine months of 2020. Both comparative periods included the impact of the same factors that affected gross profit (see discussion below).

The operating profit margin was 11.7% for the third quarter of 2021 as compared to 20.0% for the third quarter of 2020 and was 13.6% for the first nine months of 2021 as compared to 16.9% for the first nine months of 2020. For the rolling four quarters ended September 30, 2021, the operating profit margin for petroleum additives was 14.1%. Increasing costs during 2021, including primarily raw material costs, are having a negative impact on our operating profit margins. While we have made some progress in adjusting our selling prices, our costs have continued to rise. Operating profit margins remain a priority, and while they will fluctuate from quarter to quarter due to multiple factors, we believe the fundamentals of our business and industry as a whole are unchanged.
Petroleum additives gross profit decreased $25.9 million when comparing the two third quarter periods and was substantially unchanged when comparing the first nine months of 2021 and 2020. Cost of goods sold as a percentage of net sales was 77.7% for the third quarter of 2021, increasing from 67.9% for the third quarter of 2020, and 75.2% for the first nine months of 2021, increasing from 70.2% for the first nine months of 2020.
When comparing the third quarters of 2021 and 2020, the decrease in gross profit primarily resulted from significantly higher raw material costs, as well as a small unfavorable impact from conversion costs, which were partially offset by improved selling prices and product shipments. The same unfavorable effect from higher raw material costs impacted the nine months comparison, but was offset primarily by improved product shipments and improved selling prices.
Petroleum additives selling, general, and administrative expenses (SG&A) for the third quarter of 2021 were $1.9 million higher as compared to the third quarter of 2020, and $3.7 million higher when comparing the first nine months of 2021 to the same 2020 period. SG&A as a percentage of net sales was 4.9% for the third quarter of 2021, 5.6% for the third quarter of 2020, 5.2% for the first nine months of 2021, and 6.0% for the first nine months of 2020. Our SG&A costs are primarily personnel-related and include salaries, benefits, and other costs associated with our workforce, including travel expenses. While personnel-related costs fluctuate from period to period, there were no significant changes in the drivers of these costs when comparing the periods.
Our investment in petroleum additives research, development, and testing (R&D) increased $2.3 million when comparing the third quarter of 2021 with the third quarter of 2020 and $5.1 million when comparing the first nine months periods of 2021 and 2020. As a percentage of net sales, R&D was 5.7% for the third quarter of 2021, 6.5% for the third quarter of 2020, 6.1% for the first nine months of 2021, and 6.9% for the first nine months of 2020. Our R&D investments reflect our efforts to support the development of solutions that meet our customers' needs, meet new and evolving standards, and support our expansion into new product areas. Our approach to R&D investments, as it is with SG&A, is one of purposeful spending on programs to support our current product base and to ensure that we develop products to support our customers' programs in the future. R&D investments include personnel-related costs, as well as costs for internal and external testing of our products.

The following discussion references certain captions on the Consolidated Statements of Income.

Interest and Financing Expenses
Interest and financing expenses were $9.3 million for the third quarter of 2021, $6.5 million for the third quarter of 2020, $24.6 million for the first nine months of 2021 and $20.6 million for the first nine months of 2020. The increase for both the third quarter and the nine months comparison resulted primarily from higher outstanding debt during the 2021 periods. A slightly lower average interest rate resulted in a small favorable impact for the third quarter comparison, while a higher average interest rate resulted in a small unfavorable impact for the nine months comparison. Higher capitalized interest during the 2021 periods partially offset the average debt impact.

Other Income (Expense), Net
Other income (expense), net was income of $7.4 million for the third quarter of 2021, $25.3 million for the third quarter of 2020, $19.8 million for the first nine months of 2021 and $39.3 million for the first nine months of 2020. The amounts for both of the 2021 and 2020 periods primarily reflect the components of net periodic benefit cost (income), except for service cost, from defined benefit pension and postretirement plans. See Note 4 for further information on total periodic benefit cost (income). Both of the 2020 periods also included a gain of $16.5 million related to the sale of a non-operating parcel of real estate and both of the 2021 periods included the gains and losses on marketable securities.

Income Tax Expense
Income tax expense was $9.1 million for the third quarter of 2021 and $21.8 million for the third quarter of 2020. The effective income tax rate was 14.9% for the third quarter of 2021 and 18.6% for the third quarter of 2020. Income tax expense decreased $10.5 million due to lower income before income tax expense and $2.2 million resulting from the lower effective income tax rate.

Income tax expense was $43.9 million for the first nine months of 2021 and $51.3 million for the first nine months of 2020. The effective tax rate was 20.2% for the first nine months of 2021 and 20.1% for the first nine months of 2020. Income tax expense decreased $7.5 million due to lower income before income tax expense with the remainder of the difference caused by the slightly higher effective tax rate.
The decrease in the tax rate for the third quarter comparison period is primarily driven by the impact from our foreign operations.

Cash Flows, Financial Condition, and Liquidity
Cash and cash equivalents at September 30, 2021 were $59.6 million, which was a decrease of $65.6 million since December 31, 2020.
Cash and cash equivalents held by our foreign subsidiaries amounted to $57.8 million at September 30, 2021 and $97.3 million at December 31, 2020. Periodically, we repatriate cash from our foreign subsidiaries to the United States through intercompany dividends and loans. We do not anticipate significant tax consequences from future distributions of foreign earnings.
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
Cash Flows – Operating Activities
Cash flows provided from operating activities for the first nine months of 2021 were $145.0 million, adjusted for the use of $98.4 million to fund higher working capital requirements. The $98.4 million used for working capital excluded a favorable foreign currency impact to the components of working capital on the balance sheet.
The most significant changes in working capital included increases in accounts receivable, inventory, and accounts payable. The increase in accounts receivable balances when comparing September 30, 2021 with the end of 2020 was primarily the result of increased shipment volumes along with higher sales prices. The increase in inventory was primarily in response to higher forecasted demand in some regions, as well as increased raw material costs. The increase in accounts payable reflected higher raw material costs, increased purchases of raw materials to meet customer demand, and normal fluctuations across the regions due to timing.
Including cash and cash equivalents, as well as the impact of changes in foreign currency exchange rates on the balance sheet, we had total working capital of $975.5 million at September 30, 2021 and $585.6 million at December 31, 2020. The current ratio was 3.49 to 1 at September 30, 2021 and 2.87 to 1 at December 31, 2020.
Cash Flows – Investing Activities
Cash used in investing activities totaled $445.6 million during the first nine months of 2021 and represented the purchases (net of proceeds from sales and maturities) of marketable securities of $381.5 million and capital expenditures of $64.0 million. We currently expect that our total capital spending during 2021 will be in the $75 million to $85 million range and will include several improvements to our manufacturing and R&D infrastructure around the world. We expect to continue to finance capital spending through cash on hand and cash provided from operations, together with borrowing available under our revolving credit facility.
Cash Flows – Financing Activities
Cash provided from financing activities during the first nine months of 2021 amounted to $235.7 million. These cash flows included $395.1 million of proceeds from the issuance of our $400 million 2.70% senior notes, which were subsequently mostly invested in marketable securities. Cash flows from financing activities also included $91.7 million for repurchase of our common stock and cash dividend payments of $64.1 million.
Debt
Our long-term debt was $991.9 million at September 30, 2021 compared to $598.8 million at December 31, 2020.
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
The revolving credit facility contains financial covenants that require NewMarket to maintain a consolidated Leverage Ratio (as defined in the agreement) of no more than 3.75 to 1.00, except during an Increased Leverage Period (as defined in the agreement) at the end of each quarter. At September 30, 2021, the Leverage Ratio was 2.66 under the revolving credit facility.
At September 30, 2021, we were in compliance with all covenants under the 4.10% senior notes, 3.78% senior notes, 2.70% senior notes, and revolving credit facility.
As a percentage of total capitalization (total long-term debt and shareholders’ equity), our total long-term debt percentage increased from 44.1% at December 31, 2020 to 56.2% at September 30, 2021. The change in the percentage resulted primarily from the issuance of the 2.70% senior notes, partially offset by the increase in shareholders' equity. The change in shareholders’ equity primarily reflects our earnings offset by dividend payments, the repurchases of our common stock, and the impact of foreign currency translation adjustments along with the changes in the funded position of our defined benefit plans. Generally, we repay any outstanding long-term debt with cash from operations or refinancing activities.

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
We expect our petroleum additives segment will continue to experience impacts to its operating performance due to the current economic environment. Our global business will see varying effects on demand that will differ by region based on our product portfolio and geographic coverage. The global market for our products should continue to stabilize as government restrictions on the movement of people, goods, and services are lifted, as modern transportation and machinery cannot function without our products. We expect that the petroleum additives market will grow in the 1% to 2% range annually for the foreseeable future. We plan to exceed that growth rate over the long-term.
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

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk
At September 30, 2021, there were no material changes in our market risk from the information provided in the 2020 Annual Report except for a change in interest rate risk due to the issuance of the $400 million 2.70% senior notes and the market risk associated with our investment in marketable securities. See Note 9 for information on the 2.70% senior notes and Note 6 for information on the marketable securities.
A hypothetical 100 basis point decrease in interest rates, holding all other variables constant, would have resulted in a change of $59 million in the fair value of our debt at September 30, 2021.
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
There has been no change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION
ITEM 1.     Legal Proceedings
There have been no material changes to our legal proceedings as disclosed in "Legal Proceedings" in Item 3 of Part I of the 2020 Annual Report.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds
On December 13, 2018, our Board of Directors approved a share repurchase program authorizing management to repurchase up to $500 million of NewMarket's outstanding common stock effective January 1, 2019 until December 31, 2021, as market conditions warrant and covenants under our existing debt agreements permit. We may conduct the share repurchases in the open market, in privately negotiated transactions, through block trades, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. The repurchase program does not require NewMarket to acquire any specific number of shares and may be terminated or suspended at any time. At September 30, 2021, approximately $299 million remained available under the 2018 authorization. The following table outlines the purchases during the third quarter of 2021 under this authorization.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31	0	$0.00	0	$398,566,341
August 1 to August 31	122,445	342.15	122,445	356,671,401
September 1 to September 30	169,947	338.73	169,947	299,106,064
Total	292,392	$340.16	292,392	$299,106,064

ITEM 6.     Exhibits

Exhibit 3.1	Articles of Incorporation Amended and Restated effective April 27, 2012 (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 1-32190) filed April 30, 2012)
Exhibit 3.2	NewMarket Corporation Bylaws Amended and Restated effective August 6, 2015 (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 1- 32190) filed August 6, 2015)
Exhibit 10.1	Summary of Directors' Compensation*
Exhibit 31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald
Exhibit 31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Brian D. Paliotti
Exhibit 32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald
Exhibit 32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Brian D. Paliotti
Exhibit 101	Inline XBRL Instance Document and Related Items (the instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document)
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Indicates management contracts, compensatory plans or arrangements of the company required to be filed as an exhibit

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMARKET CORPORATION
(Registrant)

Date: October 26, 2021	By: /s/ Brian D. Paliotti
Brian D. Paliotti
Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: October 26, 2021	By: /s/ William J. Skrobacz
William J. Skrobacz
Controller
(Principal Accounting Officer)