Form 10-K
period 2021-12-31
NEWMARKET CORP
filed 2022-02-15
CIK 1282637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter): $2,562,622,399*
Number of shares of Common Stock outstanding as of January 31, 2022: 10,347,339

DOCUMENTS INCORPORATED BY REFERENCE
Portions of NewMarket Corporation’s definitive Proxy Statement for its 2022 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 are incorporated by reference into Part III of this Annual Report on Form 10-K.

*    In determining this figure, an aggregate of 2,969,180 shares of Common Stock as beneficially owned by Bruce C. Gottwald and members of his immediate family have been excluded and treated as shares held by affiliates. See Item 12. The aggregate market value has been computed on the basis of the closing price on the New York Stock Exchange on June 30, 2021.

Form 10-K

PART I

ITEM 1.    BUSINESS
NewMarket Corporation (NewMarket) (NYSE: NEU) is a holding company and is the parent company of Afton Chemical Corporation (Afton), Ethyl Corporation (Ethyl), NewMarket Services Corporation (NewMarket Services), and NewMarket Development Corporation (NewMarket Development).
Each of our subsidiaries manages its own assets and liabilities. Afton manufactures and sells petroleum additives, while Ethyl represents the sale of antiknock compounds in North America, as well as contract manufacturing and services. NewMarket Development manages the real property that we own in Virginia. NewMarket Services provides various administrative services to NewMarket, Afton, Ethyl, and NewMarket Development. NewMarket Services departmental expenses and other expenses are billed to each subsidiary pursuant to services agreements between the companies.
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
NewMarket Development manages the real property we own in Richmond, Virginia consisting of approximately 50 acres. Our corporate offices are included in this acreage, as well as a research and testing facility, and several acres dedicated to other uses. We are exploring various development opportunities for portions of the property as the demand warrants. This effort is ongoing in nature, as we have no specific timeline for any future developments.
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
Driveline Additives— The driveline additives submarket is comprised of additives designed for products such as transmission fluids, axle fluids, and off-road powertrain fluids. This submarket shares in the 30% of the market not covered by engine oil additives. Transmission fluids primarily serve as the power transmission and heat transfer medium in the area of the transmission where the torque of the drive shaft is transferred to the gears of the vehicle. Axle fluids lubricate gears and bearings in axles, and powertrain fluids are used in off-highway powertrain and hydraulic systems. Other products in this area include power steering fluids, shock absorber fluids, gear oils, and lubricants for heavy machinery. Additionally, as a leading additive supplier to the electric vehicle market, we are investing in and delivering new technologies to enable electric vehicle market growth to help reduce carbon emissions. We anticipated and are responding to the need for future lubricants to consider conductivity, the effect of electric fields, low friction/high speed, noise, and battery cooling or copper wire drawing. All of these products must conform to highly prescribed specifications developed by vehicle OEMs for specific models or designs. These additives are generally sold to oil companies for ultimate sale to vehicle OEMs for new vehicles (factory-fill), service dealers for aftermarket servicing (service-fill), retailers, and distributors.
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
In the lubricant additives submarket, our major competitors are The Lubrizol Corporation (a wholly-owned subsidiary of Berkshire Hathaway Inc.), Infineum (a joint venture between ExxonMobil Chemical and Shell plc), and Chevron Oronite Company LLC. There are several other suppliers in the worldwide market who are competitors in their particular product areas.
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
•citizenship, and
•economic viability.
We place the highest level of commitment on safety and strive to operate our business every day focused on its importance. Keeping our employees safe is a management priority, and the past two years were particularly challenging in that regard because of the COVID-19 pandemic. While many of our employees were required to work from home due to government mandates, all of our facilities continued to be operational throughout 2020 and 2021 since the chemical industry and our products are considered essential for the transportation of goods and services. For employees working onsite at our facilities, management invested significant time and effort to ensure the safety of our employees, above and beyond local government requirements and guidance, and to help mitigate risk.
We have a diverse workforce, representative of the geographic regions in which we do business. We place a high value on diverse thoughts, skills, perspectives, cultures, and knowledge because we believe that such diversity results in better business decision making. We employed 2,104 people at the end of 2021. Approximately 1,100 were located in the United States, 500 were in the Europe/Middle East/Africa/India region, 300 were in the Asia Pacific region, and 200 were in the Latin America region. Approximately 22% of our workforce is represented by unions.
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
Globally, approximately 17% of our employees have 20 years or more of service, and over the three year period from 2019 to 2021, our resignation rate was approximately 3.7%. We believe these measures demonstrate our success in hiring the right employees for the long-term and establishing a culture where respect for people is an everyday value.

Raw Materials and Product Supply
We use a variety of raw materials and chemicals in our manufacturing and blending processes and believe the sources of these are adequate for our current operations. The primary raw materials for Afton are base oil, polyisobutylene, antioxidants, alcohols, solvents, detergents, friction modifiers, olefins, and copolymers.
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
During 2021, global supply chain disruptions negatively affected both supply, as well as distribution and transportation networks. While many of these challenges continue into 2022, we continuously monitor our raw material supply situation and adjust our procurement strategies as conditions require.
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
We are committed to providing the most advanced products, comprehensive testing programs, and superior technical solutions tailored to the needs of our customers and OEMs worldwide. Afton continues to successfully implement techniques to drive efficiency in technology discovery and development, while expanding our internal testing, research, and customer support capabilities around the world in support of our goals of providing market-driven technical leadership and performance-based differentiation. In 2021, we continued to invest in and progress our technology plans.
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
In line with Afton’s vision, we continue to focus our technology to make the world a better place by reducing the use of chemicals of concern, using more raw materials from sustainable sources, developing additives that enable some of the world’s most fuel-efficient fluids, creating fuel additives that enable engines to be more efficient, and being a market leader in transmission fluids for full battery electric vehicles.
In 2021, we successfully launched new technologies across all our lubricant additive and fuel additive product areas. We developed new engine oil products for passenger cars and commercial trucks in support of our customers in all the major regions of the world in which we operate, including engine oil technology designed for the latest fuel-efficient passenger car specifications, as well as solutions for commercial vehicles.
We continued to develop new products in multiple application areas in the industrial additive sector, including hydraulic, industrial gear, turbine, slideway, and grease additives. Research is focused on the development of technologies that will provide differentiation to our customers in multiple performance areas including equipment life, reliability, and energy efficiency.
Research continued in our transmission fluid, axle oil, and tractor fluid product lines. This included the development of new OEM-specific additives used in factory-fill fluids installed during automotive component and vehicle assembly in the United States, Germany, Japan, India, and China. We launched new OEM-specific technology for battery electric passenger and commercial vehicles and are a leading supplier in this new and growing market. We also developed new products for the service-fill sector to provide our customers with the latest additive technology available, including some first-to-market capability enabling our customers to differentiate their offerings to the retail market.
We continue to provide leading technology in the fuel additives area. In 2021, we developed new technology in both gasoline performance additives and diesel performance additives. Many of these products use new technology specifically designed to perform well in new, modern engine designs and changing fuel properties, as well as addressing the growing need for increased fuel economy and emissions reduction. In addition, we continue to maintain close interactions with regulatory, industry, and OEM leaders to guide our development of future fuel additive technologies based on well-defined market needs.
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
Both Afton and Ethyl have implemented Responsible Care® Management Systems (RC14001®) at North American facilities. Our Responsible Care® management systems are certified by an independent third-party auditing process. Additionally, Afton’s Feluy, Belgium; Suzhou, China; Tsukuba, Japan; Rio de Janeiro, Brazil; Bracknell, England; and Singapore facilities are all certified to the environmental standard ISO 14001. Suzhou is also certified to OHSAS 18001, a global occupational health and safety standard. Our Singapore site recently transitioned their OHSAS 45001 certification to the latest ISO 45001. Afton’s Sauget, Illinois plant continues to be an OSHA VPP (Voluntary Protection Program) “Star” worksite, and our San Juan del Rio, Mexico site was formally certified to RC 14001 in 2021.
In 2021, we continued to enhance our “Actively Caring” safety program, where people look out for the safety and welfare of others with courage and compassion, enabling the achievement of an injury-free environment. Both Afton and Ethyl were top performers among their industry peers with our worldwide injury/illness recordable rate (which is the number of injuries per 200,000 hours worked) in 2021 at 0.39. Additionally, during 2021 we had zero serious injuries across all sites, as well as zero recordable injuries at our Bracknell, Feluy, Richmond, Rio de Janeiro, Singapore, Suzhou, and Tsukuba facilities. The safety performance affirmed our Vision of Zero Improvement plans and actions across the sites, as well as the importance placed on our safety-first culture. We continue to leverage site-level Safety Improvement plans at key sites, and emphasize reporting "good catches" and "near misses" to help reduce risk and drive improved performance. We are committed to achieving our aspiration of zero injuries and incidents.
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
Our total accruals for environmental remediation, dismantling, and decontamination were approximately $11 million at December 31, 2021 and $10 million at December 31, 2020. As new technology becomes available, it may be possible to reduce accrued amounts. While we believe that we are currently fully accrued for known environmental issues, it is possible that unexpected future costs could have a significant financial impact on our financial position, results of operations, and cash flows.
The costs of complying with existing environmental, health, and safety laws and regulations as they pertain to our products and operations, including remediation, closure, and postclosure costs, are primarily included in cost of goods sold. We spent approximately $35 million in 2021 and $29 million in both 2020 and 2019 for ongoing environmental operating and clean-up costs, excluding depreciation of previously capitalized expenditures.
In addition to the ongoing environmental compliance costs and the costs to remediate contaminated sites, worldwide capital expenditures for pollution prevention and safety projects were $17 million in both 2021 and 2020 and $8 million in 2019.
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
Information about our Executive Officers
The names and ages of all executive officers as of February 15, 2022 follow.

Name	Age	Positions
Thomas E. Gottwald	61	Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)
Brian D. Paliotti	45	Chief Financial Officer and Vice President (Principal Financial Officer)
Bruce R. Hazelgrove, III	61	Executive Vice President and Chief Administrative Officer
Bryce D. Jewett, III	47	Vice President and General Counsel
William J. Skrobacz	62	Controller (Principal Accounting Officer)
Cameron D. Warner, Jr.	63	Treasurer
M. Rudolph West	68	Vice President, Special Counsel
Regina A. Harm	57	President, Afton Chemical Corporation
Our officers, at the discretion of the Board of Directors, hold office until the meeting of the Board of Directors following the next annual shareholders’ meeting. Mr. Gottwald, Mr. Paliotti, Mr. Hazelgrove, Mr. Skrobacz, and Mr. Warner have served in their capacity for at least the last five years. Mr. Jewett, Mr. West, and Mrs. Harm have served in their capacities for less than five years.
Mr. Jewett joined NewMarket Corporation in July 2020 as Vice President and General Counsel. Prior to his employment at NewMarket, he was a partner at McGuireWoods LLP. Mr. West was named Vice President, Special Counsel in July 2020. Prior to that date, Mr. West served as Vice President, General Counsel, and Secretary since January 2016. Mrs. Harm has been employed by Afton since 2007. Prior to being named President of Afton Chemical Corporation in May 2018, Mrs. Harm was Senior Vice President and Chief Operating Officer of Afton since October 2015.

ITEM 1A.    RISK FACTORS
Our business is subject to many factors that could have a material adverse effect on our future performance, results of operations, financial condition, or cash flows and could cause our actual results to differ materially from those expressed or implied by forward-looking statements made in this Annual Report on Form 10-K. Those risk factors are outlined below.
Market and Supply Chain Risks
•Sudden, sharp, or prolonged changes in the prices of and/or demand for raw materials may adversely affect our profit margins.
We utilize a variety of raw materials in the manufacture of our products, including base oil, polyisobutylene, antioxidants, alcohols, solvents, detergents, friction modifiers, olefins, and copolymers. We may also enter into contracts which commit us to purchase some of our more critical raw materials based on anticipated demand. Our profitability is sensitive to changes in the quantities of raw materials we may need and the costs of those materials which may be caused by changes in supply, demand or other market conditions, over which we have little or no control. Political and economic conditions globally have caused, and may continue to cause, our demand for and the cost of our raw materials to fluctuate. War, armed hostilities, terrorist acts, civil unrest, inclement weather events, or other incidents may also cause a sudden, sharp, or prolonged change in our demand for and the cost of our raw materials. We cannot assure that we will be able to pass on to our customers any future increases in raw material costs in the form of price increases for our products. If our demand for raw materials were to decline such that we would not have need for the quantities required to be purchased under commitment agreements, we could incur additional charges that would affect our profitability.
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
•A significant disruption or disaster at one of our production facilities, including those facilities which are sole producers of certain of our products, could result in our inability to meet production requirements and projected customer demand resulting in a negative impact to our profitability. These could also potentially result in us incurring significant liabilities.
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
The petroleum additives industry is subject to periodic technological change, changes in performance standards, and ongoing product improvements. Further, technological changes in some or all of our customers’ products or processes, including the development and customer acceptance of electric vehicles, may make some of our products obsolete. As a result, the life cycle of our products is often hard to predict. In order to maintain our profits and remain competitive, we must effectively respond to technological changes in our industry and successfully develop, manufacture, and market new or improved products in a cost-effective and timely manner. As a result, we must commit substantial resources each year to research and development to maintain and enhance our technological capabilities and meet our customers’ changing needs. Ongoing investments in research and development for future products could result in higher costs without a proportional increase in profits. Additionally, for any new product program, there is a risk of technical or market failure in which case we may not be able to develop the new commercial products needed to maintain and enhance our competitive position, or we may need to commit additional resources to new product development programs. Moreover, new products may have lower margins than the products they replace.

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
•The occurrence or threat of extraordinary events, including domestic or international terrorist attacks, war, armed hostilities, or health-related epidemics, may disrupt our operations, decrease demand for our products, and increase our expenses.
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
The occurrence of extraordinary events, including future terrorist attacks, the outbreak or escalation of war, armed hostilities, or a health-related epidemic cannot be predicted, but their occurrence can be expected to negatively affect the economy in general, as well as the markets for our products, and can result in production downtime. In addition, the damage from a direct attack on our assets or assets used by us could include loss of life or property damage, and available insurance coverage may not be sufficient to cover all of the damage incurred or, if available, may be prohibitively expensive.
•The COVID-19 pandemic has had an impact on our financial results and could have a material adverse effect on our results of operations, financial position, and cash flows in the future.
The COVID-19 pandemic has created significant uncertainty and economic disruption. The extent to which it will continue to impact our business, results of operations, financial position, and cash flows is difficult to predict and dependent upon many factors over which we have no control. These factors include, but are not limited to, the duration and severity of the pandemic; the effectiveness, acceptance, and speed of application of vaccines; government restrictions on businesses and individuals; the impact of the pandemic on our customers’ businesses and the resulting demand for our products; the impact on our suppliers and supply chain network; the impact on U.S. and global economies and the timing and rate of economic recovery; and potential adverse effects on the financial markets.

•We face risks related to our foreign operations that may negatively affect our business.
In 2021, sales to customers outside of the United States accounted for over 65% of consolidated net sales. We do business in all major regions of the world, some of which do not have stable economies or governments. In particular, we sell and market products in countries experiencing political and/or economic instability in the Middle East, Asia Pacific, Latin America, and Europe. Our international operations are subject to international business risks, including unsettled political conditions, expropriation, import and export restrictions, trade policies, increases in royalties, exchange controls, national and regional labor strikes, taxes, government royalties, inflationary or unstable economies, currency exchange rate fluctuations, and changes in laws and policies governing operations of foreign-based companies (such as restrictions on repatriation of earnings or proceeds from liquidated assets of foreign subsidiaries). The occurrence of any one or a combination of these factors may increase our costs or have other adverse effects on our business.
We continue to monitor and evaluate changes in legislation and trading practices since the United Kingdom’s decision to withdraw from the European Union (EU), commonly known as Brexit, for any remaining uncertainties on our business. Our key manufacturing facilities in the EU are not in the United Kingdom. Goods movements continue to be predominantly within the EU post-Brexit which means that existing key trade agreements continue to apply.
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
Our revolving credit facility currently utilizes the London Interbank Offered Rates (LIBOR) in establishing interest rates on the facility. By June 2023, LIBOR will be completely eliminated and replaced with a yet to be determined rate. The consequences of these developments cannot be entirely predicted at this time, but could result in an increase in the cost of borrowings under the revolving credit facility.
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

Manufacturing and Distribution
Feluy, Belgium (lubricant additives; also storage and distribution)
Houston, Texas (lubricant and fuel additives; also storage and distribution)
Jurong Island, Singapore (lubricant and fuel additives; leased land)
Orangeburg, South Carolina (fuel additives; manufacturing equipment only)
Port Arthur, Texas (lubricant additives)
Rio de Janeiro, Brazil (lubricant and fuel additives storage and distribution; equipment is owned; building is leased)
San Juan del Rio, Mexico (lubricant additives)
Sauget, Illinois (lubricant additives)
Suzhou, China (lubricant additives)

We own our corporate headquarters located in Richmond, Virginia, and generally lease our regional and sales offices located in a number of areas worldwide.
NewMarket Development manages the real property we own in Richmond, Virginia consisting of approximately 50 acres. Our corporate offices are included in this acreage, as well as a research and testing facility and several acres dedicated to other uses. We are exploring various development opportunities for portions of the property as the demand warrants. This effort is ongoing in nature, and we have no specific timeline for any future developments.
Production Capacity
We believe our plants and supply agreements are sufficient to meet expected sales levels. Operating rates of the plants vary with product mix and normal sales swings. We believe that our facilities are well maintained and in good operating condition.

ITEM 3.    LEGAL PROCEEDINGS
We are involved in legal proceedings that are incidental to our business and may include administrative or judicial actions. Some of these legal proceedings involve governmental authorities and relate to environmental matters. For further information, see the Environmental section in Note 21.
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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock, with no par value, has traded on the New York Stock Exchange (NYSE) under the symbol “NEU” since June 21, 2004 when we became the parent holding company of Ethyl, Afton, NewMarket Services, NewMarket Development, and their subsidiaries. We had 1,926 shareholders of record at January 31, 2022.
On December 13, 2018, our Board of Directors approved a share repurchase program authorizing management to repurchase up to $500 million of NewMarket's outstanding common stock effective January 1, 2019 until December 31, 2021, as market conditions warrant and covenants under our existing debt agreements permit. We may conduct the share repurchase in the open market, in privately negotiated transactions, through block trades or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. The repurchase program does not require NewMarket to acquire any specific number of shares and may be terminated or suspended at any time. Approximately $220 million remained available under this authorization on October 28, 2021.
On October 28, 2021, our Board of Directors approved a share repurchase program authorizing management to repurchase up to $500 million of NewMarket's outstanding common stock until December 31, 2024, as market conditions warrant and covenants under our existing debt agreements permit. The 2021 authorization replaced the 2018 authorization. We may conduct the share repurchases in the open market, in privately negotiated transactions, through block trades, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. The repurchase program does not require the Company to acquire any specific number of shares and may be terminated or suspended at any time. At December 31, 2021, approximately $482 million remained available under the 2021 authorization.
The following table outlines the purchases during the fourth quarter of 2021 under these authorizations.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31	231,754	$356.37	231,754	$495,984,972
November 1 to November 30	5,055	333.44	5,055	494,299,408
December 1 to December 31	37,470	333.20	37,470	481,814,587
Total	274,279	$352.78	274,279	$481,814,587
Cash dividends declared and paid totaled $8.00 per share for the year ended December 31, 2021 and $7.60 per share for the year ended December 31, 2020. The declaration and payment of dividends is subject to the discretion of our Board of Directors. Future dividends will depend on various factors, including our financial condition, earnings, cash requirements, legal requirements, restrictions in agreements governing our outstanding indebtedness, and other factors deemed relevant by our Board of Directors.

The performance graph showing the five-year cumulative total return on our common stock as compared to chemical companies in the S&P 1500 Specialty Chemicals Index and the S&P 500 is shown below. The graph assumes $100 invested on the last day of December 2016, and the reinvestment of all dividends. The graph is based on historical data, and is not intended to be a forecast or indication of future performance of our common stock.
Performance Graph
Comparison of Five-Year Cumulative Total Return
Performance Through December 31, 2021

	December 31,
	2016	2017	2018	2019	2020	2021
NewMarket Corporation	$100.00	$95.31	$100.58	$120.71	$100.82	$88.80
S&P 1500 Specialty Chemicals Index	100.00	127.49	108.99	125.42	147.63	186.91
S&P 500	100.00	121.83	116.49	153.17	181.35	233.41
The graph and table above are not deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor are they incorporated by reference into other filings made by us with the SEC.

ITEM 6. RESERVED

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
Factors that could cause actual results to differ materially from expectations include, but are not limited to, the availability of raw materials and distribution systems; disruptions at production facilities, including single-sourced facilities; hazards common to chemical businesses; the ability to respond effectively to technological changes in our industry; failure to protect our intellectual property rights; sudden, sharp, or prolonged raw material price increases; competition from other manufacturers; current and future governmental regulations; the gain or loss of significant customers; failure to attract and retain a highly-qualified workforce; an information technology system failure or security breach; the occurrence or threat of extraordinary events, including natural disasters, terrorist attacks, and health-related epidemics such as the COVID-19 pandemic; risks related to operating outside of the United States; political, economic, and regulatory factors concerning our products; the impact of substantial indebtedness on our operational and financial flexibility; the impact of fluctuations in foreign exchange rates; resolution of environmental liabilities or legal proceedings; limitation of our insurance coverage; our inability to realize expected benefits from investment in our infrastructure or from future acquisitions, or our inability to successfully integrate recent or future acquisitions into our business; and the underperformance of our pension assets resulting in additional cash contributions to our pension plans. Risk factors are discussed in Item 1A. “Risk Factors.”
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
OVERVIEW
When comparing the results of the petroleum additives segment for 2021 with 2020, net sales increased 17.1% primarily due to higher lubricant additives product shipments, higher selling prices, and a favorable foreign currency impact. Petroleum additives operating profit was 15.7% lower when comparing 2021 with 2020 reflecting significantly higher raw material costs partially offset by improved product shipments and higher selling prices. In addition to rising raw material costs, we have experienced rising energy costs, transportation network issues, and other costs associated with the continuing global supply chain disruptions affecting supply and distribution. While we have made some progress in adjusting our selling prices to address these higher costs, our costs have continued to rise throughout the year outpacing our ability to adjust selling prices sufficiently to offset the cost increases.
During the year, we repurchased 566,671 shares of our common stock for a total of $196 million.
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

IMPACT OF THE CURRENT ECONOMIC ENVIRONMENT AND THE COVID-19 PANDEMIC
The current economic environment in which we operate is characterized by steadily rising costs, including raw material costs, limitations on certain supply availability, and a challenging supply chain network and transportation system. Because of our active business continuity process and global network, we have substantially managed through these factors during 2021 and have delivered product to our customers. We do not currently expect the supply chain network disruptions to be long-term in nature, but we cannot predict how the current economic environment may evolve over the coming months or how long the supply chain network disruptions may last. We will continue working with our customers to deliver product, but at the same time, we also expect to be challenged by these ongoing economic factors as we manage our business in 2022.
In addition, but to a lesser extent than during 2020, petroleum additives operating results for 2021 include an unfavorable impact from the economic uncertainty resulting from the ongoing effects of the COVID-19 pandemic and the related restrictions on the movement of people, goods, and services. The pace and stability of improvement in demand for our products will continue to depend heavily on economic recovery.
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
RESULTS OF OPERATIONS
Management's discussion and analysis of our results of operations is presented below for the comparative periods of 2021 versus 2020. The discussion and analysis of our results of operations for 2020 compared to 2019 is available in Item 7 of our 2020 Annual Report on Form 10-K.
Net Sales
Our consolidated net sales for 2021 amounted to $2.4 billion, an increase of $345 million, or 17.2% from 2020.
No single customer accounted for 10% or more of our total net sales in 2021, 2020, or 2019.
The following table shows net sales by segment and product line for each of the last three years.

	Years Ended December 31,
(in millions)	2021	2020	2019
Petroleum additives
Lubricant additives	$1,999	$1,687	$1,779
Fuel additives	345	315	397
Total	2,344	2,002	2,176
All other	12	9	14
Net sales	$2,356	$2,011	$2,190

Petroleum Additives - The regions in which we operate include North America (the United States and Canada), Latin America (Mexico, Central America, and South America), Asia Pacific, and the Europe/Middle East/Africa/India (EMEAI) region. The percentage of net sales being generated in the regions has remained fairly consistent over the past three years, with some limited fluctuation due to various factors, including the impact of regional economic trends. North America represents around 35% of our petroleum additives net sales, while EMEAI contributes about 30%, Asia Pacific about 25% and Latin America the remaining amount. As shown in the table above, lubricant additives net sales and fuel additives net sales compared to total petroleum additives net sales has remained substantially consistent over the past three years.
Petroleum additives net sales for 2021 of $2.3 billion were approximately 17.1% higher than 2020 levels. The increase was across all regions. The North America region represented approximately 40% of the petroleum additives increase in net sales, the Asia Pacific region represented about 26%, EMEAI represented approximately 16%, and the Latin America region nearly 18% of the increase. While 2021 results continue to include some economic impact of the COVID-19 pandemic, 2020 includes a more significant impact, reflecting lower demand for petroleum additives products due to more restrictions across the world on the movement of people, goods, and services.
The approximate components of the petroleum additives increase in net sales of $342 million when comparing 2021 to 2020 are shown below in millions.

Net sales for year ended December 31, 2020	$2,002
Lubricant additives shipments	220
Fuel additives shipments	0
Selling prices	98
Foreign currency impact, net	24
Net sales for year ended December 31, 2021	$2,344
Petroleum additives shipments accounted for a $220 million increase in net sales between 2020 and 2021. Higher selling prices along with a favorable foreign currency impact contributed $122 million of the increase in net sales between 2020 and 2021. The favorable foreign currency impact resulted from the United States Dollar weakening against most of the major currencies in which we transact with the majority of the favorable impact arising from net sales denominated in the Euro and the Chinese Renminbi when comparing 2021 and 2020.
On a worldwide basis, the volume of product shipments for petroleum additives increased 11.7% when comparing 2021 with 2020. The increase in shipments was predominantly in lubricant additives which had increases across all regions. Shipments of fuel additives products increased across all regions except for the EMEAI region resulting in total fuel additives shipments being substantially flat. Product shipments during 2020 were negatively impacted due to the COVID-19 pandemic.
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
The following table reports segment operating profit for the last three years. A reconciliation of segment operating profit to income before income tax expense is in Note 4.

	Years Ended December 31,
(in millions)	2021	2020	2019
Petroleum additives	$281	$333	$359
All other	$(1)	$0	$(2)
Petroleum Additives - Petroleum additives segment operating profit decreased $52 million and gross profit decreased $45 million when comparing 2021 to 2020. Cost of goods sold as a percentage of net sales was 76.7% in 2021 and 70.4% in 2020. The operating profit margin was 12.0% in 2021 and 16.7% in 2020. Both operating profit and gross profit for 2021 and 2020 included the impact of improved selling prices and product shipments as discussed above, as well as an unfavorable foreign currency translation impact.
Throughout 2021, our operating margins have continued to decline mainly due to the prolonged period of escalating raw material costs. While we have made some progress in adjusting our selling prices to offset the effects of the higher costs, we have not been able to adjust selling prices sufficiently to offset the cost increases. We continue to experience a lag between when price increases go into effect and when margin recovery begins. This lag will continue until raw material prices stabilize. There have also been significant increases in many elements of our operating costs including utilities, logistics, insurance, and third-party manufacturing services. In addition, the worldwide supply chain disruptions continue to negatively impact our business.
In this uncertain economic environment of continuing increasing costs, operating profit margins remain a priority for us. Margin recovery and cost control will be priorities throughout 2022 with the goal of returning to our historical profit margin range. While operating margins will fluctuate from quarter to quarter due to multiple factors, we believe the fundamentals of our business and industry as a whole are unchanged.
Petroleum additives selling, general, and administrative expenses (SG&A) were $3 million, or 2.8% higher in 2021 compared to 2020. SG&A as a percentage of net sales was 5.2% in 2021 and 5.9% in 2020. Our SG&A costs are primarily personnel-related and include salaries, benefits and other costs associated with our workforce, including travel-related expenses. While personnel-related costs fluctuate from year to year, there were no significant changes in the drivers of these costs when comparing 2021 and 2020.
Our investment in petroleum additives research, development, and testing (R&D) increased approximately $4 million when comparing 2021 with 2020. As a percentage of net sales, R&D was 6.1% in 2021 and 7.0% in 2020. Our R&D investments reflect our efforts to support the development of solutions that meet our customers' needs, meet new and evolving standards, and support our expansion into new product areas. Our approach to R&D investment, as it is with SG&A, is one of purposeful spending on programs to support our current product base and to ensure that we develop products to support our customers' programs in the future. R&D investments include personnel-related costs, as well as costs for internal and external testing of our products. Substantially all investments in new product development are incurred in the United States and the U.K., with approximately 70% of total R&D being attributable to the North America and EMEAI regions. The remaining R&D is attributable to the Asia Pacific and Latin America regions and represents customer technology support services in those regions. All of our R&D is related to the petroleum additives segment.
The following discussion references certain captions on the Consolidated Statements of Income.
Interest and Financing Expenses
Interest and financing expenses were $34 million in 2021 and $26 million in 2020. The increase in interest and financing expense between 2021 and 2020 resulted primarily from higher average outstanding debt in 2021 than in 2020. The average interest rate was slightly lower in 2021 than 2020, which was mostly offset by higher amortization and fees due to the issuance of our 2.70% senior notes.

Other Income (Expense), Net
Other income (expense), net was income of $24 million in 2021 and $46 million in 2020. The amounts for both periods included the components of net periodic benefit cost (income), except for service costs, from defined benefit pension and postretirement plans. See Note 18 for further information on total periodic benefit cost (income). The 2021 amount included a loss on marketable securities of $7 million, while 2020 included a gain of $16 million related to the sale of a non-operating parcel of real estate.
Income Tax Expense
Income tax expense was $57 million in 2021 and $61 million in 2020. The effective tax rate was 22.9% in 2021 and 18.3% in 2020. When comparing 2021 and 2020, income tax decreased $15 million due to the lower income before income taxes offset by a higher effective tax rate, which resulted in an increase of $11 million in income tax expense. The increase in the effective tax rate was primarily the result of the impact from our foreign operations, along with the non-recurring favorable adjustments in 2020 related to prior year tax filings and releasing certain tax reserves.
CASH FLOWS DISCUSSION
We generated cash from operating activities of $165 million in 2021 and $284 million in 2020.
During 2021, we used the $165 million cash generated from operations along with proceeds of $395 million from the issuance of 2.70% senior notes, $148 million of borrowings under the revolving credit facility, and cash on hand of $42 million to invest $382 million in marketable securities, repurchase $196 million of our common stock, pay $86 million of dividends on our common stock, and fund capital expenditures of $79 million. Cash flows from operating activities included cash contributions of $10 million to our pension and postretirement plans, as well as a decrease of $116 million from higher working capital requirements, which is further discussed below in the Working Capital section.
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
FINANCIAL POSITION AND LIQUIDITY
Cash
At December 31, 2021, we had cash and cash equivalents of $83 million as compared to $125 million at the end of 2020.
Cash and cash equivalents held by our foreign subsidiaries amounted to approximately $81 million at December 31, 2021 and $97 million at December 31, 2020. Periodically, we repatriate cash from our foreign subsidiaries to the United States through intercompany dividends and loans. We do not anticipate significant tax consequences of future distributions of foreign earnings.
A portion of our foreign cash balances is associated with earnings that we have asserted are indefinitely reinvested. We plan to use these indefinitely reinvested earnings to support growth outside of the United States through funding of operating expenses, research and development expenses, capital expenditures, and other cash needs of our foreign subsidiaries.

Debt
A summary of our debt instruments follows. A full discussion is in Note 14.
2.70% Senior Notes - On March 18, 2021, we issued $400 million aggregate principal amount of 2.70% senior notes due 2031 at an issue price of 98.763%. We intend to use the net proceeds from the offering for the repayment or redemption of our 4.10% senior notes and for general corporate purposes. We incurred financing costs in 2021 of approximately $4 million related to the 2.70% senior notes, which are being amortized over the term of the notes. We were in compliance with all covenants under the indenture governing the 2.70% senior notes as of December 31, 2021.
4.10% Senior Notes - At both December 31, 2021 and December 31, 2020, we had $350 million of 4.10% senior notes due 2022 with interest payable semiannually and which are senior unsecured obligations. We were in compliance with all covenants under the indenture governing the 4.10% senior notes as of December 31, 2021 and December 31, 2020. In February 2022, we announced the redemption of the entire outstanding principal amount of the 4.10% senior notes. See Note 24 for further information on the redemption.
3.78% Senior Notes - On January 4, 2017, we issued $250 million in senior unsecured notes in a private placement with The Prudential Insurance Company of America and certain other purchasers. These notes bear interest at 3.78% and mature on January 4, 2029. Interest is payable semiannually. Principal payments of $50 million are payable annually beginning on January 4, 2025. We have the right to make optional prepayments on the notes at any time, subject to certain limitations. We were in compliance with all covenants under the 3.78% senior notes as of December 31, 2021 and December 31, 2020.
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
There was $148 million outstanding borrowings under the revolving credit facility at December 31, 2021 compared to no outstanding borrowings at December 31, 2020. Outstanding letters of credit amounted to $2 million at both December 31, 2021 and December 31, 2020 resulting in the unused portion of the applicable credit facility amounting to $750 million at December 31, 2021 and $898 million at December 31, 2020.
The average interest rate for borrowings under the credit facilities was 1.6% during 2021 and 1.4% during 2020.
The Credit Agreement contains financial covenants that require NewMarket to maintain a consolidated Leverage Ratio (as defined in the Credit Agreement) of no more than 3.75 to 1.00 except during an Increased Leverage Period (as defined in the Credit Agreement). At December 31, 2021, the Leverage Ratio was 3.36. We were in compliance with all covenants under the revolving credit facility in effect at December 31, 2021 and at December 31, 2020.
Other Borrowings - Two of our subsidiaries in Singapore and China each have access to separate short-term lines of credit of $10 million. One of our subsidiaries in the U.K. has access to a short-term line of credit of 10 million Euro. There was no activity on these lines of credit in 2021 or 2020.
***
We had long-term debt of $1.1 billion at December 31, 2021 and $599 million at December 31, 2020. The increase in debt resulted from the issuance of the $400 million 2.70% senior notes, as well as additional borrowings outstanding under the revolving credit facility during 2021.

As a percentage of total capitalization (total long-term debt and shareholders’ equity), our total long-term debt increased from 44.1% at the end of 2020 to 59.9% at the end of 2021. The change in the percentage was primarily the result of the increase in long-term debt, partially offset by a small increase in shareholders' equity. The change in shareholders’ equity primarily reflects our earnings and an increase in the funded position of our defined benefit plans mostly offset by stock repurchases, dividend payments, and the impact of the foreign currency translation adjustment. Normally, we repay any outstanding long-term debt with cash from operations or refinancing activities.
Working Capital
Including cash and cash equivalents and the impact of foreign currency on the balance sheet, at December 31, 2021, we had working capital of $663 million, resulting in a current ratio of 1.91 to 1. Our working capital at December 31, 2020 on the same basis was $586 million, resulting in a current ratio of 2.87 to 1.
The most significant change in working capital since December 31, 2020 resulted from the investment of the proceeds from the issuance of the 2.70% senior notes in marketable securities, the impact of which was mostly offset by our 4.10% senior notes becoming payable within 12 months. In addition to these items, cash and cash equivalents decreased as outlined in the cash flows discussion above, while accounts receivable, inventories, and accounts payable all increased.
Trade accounts receivable balances increased when compared to December 31, 2020 resulting primarily from higher shipment volumes in 2021 along with higher selling prices this year. Income and other tax receivables also increased reflecting overpayment of estimated income taxes in the fourth quarter of 2021, as well as higher balances of value added taxes for which we expect to be reimbursed. The increase in inventories was primarily related to higher production of products in certain regions, along with increased costs across all regions. The increase in accounts payable reflected higher costs, including raw material costs, as well as higher inventory levels in some regions.
Capital Expenditures
Capital expenditures were $79 million for 2021 and $93 million for 2020. We currently estimate capital expenditures in 2022 will be in the range of $75 million to $85 million as we anticipate spending on several improvements to our manufacturing and R&D infrastructure around the world. We expect to continue to finance capital spending through cash provided from operations, as well as with borrowing available under our $900 million revolving credit facility.
Environmental Expenses
We spent approximately $35 million in 2021 and $29 million in 2020 for ongoing environmental operating and clean-up costs, excluding depreciation of previously capitalized expenditures. These environmental operating and clean-up expenses are included in cost of goods sold. We expect to continue to fund these costs through cash provided by operations.
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
The debt-related contractual obligations include both principal payments on outstanding long-term debt and the related interest payments. The maturity dates and interest rates, as well as information on the repayment of the principal on our long-term debt is detailed above in the Debt section, as well as in Note 14. At December 31, 2021, all of our long-term debt was at fixed rates, except for the revolving credit facility. Interest is paid semi-annually on our fixed rate long-term debt agreements.
As detailed in Note 14, our revolving credit facility currently utilizes LIBOR in establishing certain interest rates on the facility. Interest rates determined based on LIBOR are being discontinued by June 2023 and replaced with a yet to be determined rate. While we do expect some impact to interest expense, we do not expect a significant impact to our financial results because of the elimination of LIBOR.

Note 17 provides information by year on our lease obligations which have commenced, as well as lease commitments which have not yet commenced. Note 18 includes information on contributions to pension and postretirement benefit plans, as well as benefit payments to participants. Benefit payments under these plans are predominantly paid from assets held in trust. Further information on purchase commitments, including those for purchases of property, plant, and equipment is in Note 21.
The annual operating expenses and capital expenditures associated with compliance with environmental, health, and safety regulations are included in Item 1, Governmental and Environmental Regulations. In addition to these costs, there are expected cash flows for dismantling and decontamination of environmental sites. At December 31, 2021, these costs were estimated at $1 million in each of 2022 through 2026, and $9 million thereafter.
We expect that cash from operations, together with borrowing available under our credit facilities, will continue to be sufficient for our operating needs and planned capital expenditures for both a short-term and long-term horizon.
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
U.S. Pension and Postretirement Benefit Plans—The average remaining service period of active participants for our U.S. plans is 13.4 years, while the average remaining life expectancy of inactive participants is 22.1 years. We utilize the sex distinct Pri-2012 table with separate rates for annuitants, non-annuitants, and contingent annuitants, projected generationally using Scale MP-2021 in determining the impact of the U.S. benefit plans on our financial statements.
Investment Return Assumptions and Asset Allocation—We periodically review our assumptions for the long-term expected return on pension plan assets. As part of the review and to develop expected rates of return, we considered an analysis of expected returns based on the U.S. plans’ asset allocation as of both January 1, 2022 and January 1, 2021. This analysis reflects our expected long-term rates of return for each significant asset class or economic indicator. The range of returns developed relies both on forecasts and on broad-market historical benchmarks for expected return, correlation, and volatility for each asset class. The asset allocation for our U.S. pension plans is predominantly weighted toward equities. Through the ongoing monitoring of our investments and review of market data, we have determined that we should maintain the expected long-term rate of return for our U.S. pension plans at 8.0% at December 31, 2021.
An actuarial gain on the assets occurred during both 2021 and 2020 as the actual investment return for all of our U.S. qualified pension plans exceeded the expected return by approximately $83 million in 2021 and $43 million in 2020. Investment gains and losses are recognized in earnings on an amortized basis over a period of 5 years. The amortization of the actuarial net loss is expected to be approximately $2 million in 2022 resulting primarily from the actuarial loss on plan liabilities which has only partially been offset by the investment gains on plan assets. We expect that there will be continued volatility in pension expense as actual investment returns vary from the expected return, but we continue to believe the potential long-term benefits justify the risk premium for equity investments.
At December 31, 2021, our expected long-term rate of return on our postretirement plans was 4.0%. This rate varies from the pension rate of 8.0% primarily because of the difference in investment of assets. The assets of the postretirement plan are held in an insurance contract, which results in a lower assumed rate of investment return.
Pension expense and the life insurance portion of postretirement expense are sensitive to changes in the expected return on assets. For example, decreasing the expected rate of return by 100 basis points to 7.0% for pension assets and 3.0% for postretirement benefit assets (while holding other assumptions constant) would increase the forecasted 2022 expense for our U.S. pension and postretirement plans by approximately $6 million. Similarly, a 100 basis point increase in the expected rate of return to 9.0% for pension assets and 5.0% for postretirement benefit assets (while holding other assumptions constant) would reduce forecasted 2022 pension and postretirement expense by $6 million.
Discount Rate Assumption—We develop the discount rate assumption by determining the single effective discount rate for a unique hypothetical portfolio constructed from investment-grade bonds that, in the aggregate, match the projected cash flows of each of our retirement plans. The discount rate is developed based on the hypothetical portfolio on the last day of December. The discount rate at December 31, 2021 was 2.875% for all plans.
Pension and postretirement benefit expense is also sensitive to changes in the discount rate. For example, decreasing the discount rate by 100 basis points to 1.875% (while holding other assumptions constant) would increase the forecasted 2022 expense for our U.S. pension and postretirement benefit plans by approximately $10 million. A 100 basis point increase in the discount rate to 3.875% would reduce forecasted 2022 pension and postretirement benefit expense by $4 million.
Rate of Projected Compensation Increase—We have maintained our rate of projected compensation increase at December 31, 2021 at 3.5%. The rate assumption was based on an analysis of our projected compensation increases for the foreseeable future.
Liquidity—Cash contribution requirements to the pension plan are sensitive to changes in assumed interest rates and investment gains or losses in the same manner as pension expense. While we do not expect to make a cash contribution to our U.S. qualified pension plans, we expect our aggregate cash contributions to the U.S. pension plans will be approximately $3 million in 2022. We expect our contributions to the postretirement benefit plans will be approximately $2 million in 2022.
Foreign Pension Benefit Plans—Our foreign pension plans are quite diverse. The following information applies only to our U.K. pension plan, which represents the majority of the amounts recorded in our financial statements for our foreign pension plans. The average remaining service period of active participants for our U.K. plan is 15 years, while the average remaining life expectancy of inactive participants is 25 years. In determining the impact of the U.K. pension plans on our financial statements, we utilize the S3P (Light) mortality tables and allow for future projected improvements in life expectancy in line with the CMI 2020 model with the core smoothing parameter, an initial addition to mortality improvements of 0.3% per year, and a 2020 experience weighting of 20% with a long-term rate of improvement of 1% per year based on the membership of the plan.
Investment Return Assumptions and Asset Allocation—We periodically review our assumptions for the long-term expected return on the U.K. pension plan assets. The expected long-term rate of return is based on both the asset allocation, as well as yields available in the U.K. markets.
The target asset allocation in the U.K. is to be invested 40% in pooled equities funds, 40% in pooled government bonds, and 20% in pooled diversified growth funds. The actual allocation at the end of 2021 was 42% in pooled equities funds, 39% in pooled government bonds, and 19% in pooled diversified growth funds. Based on the actual asset allocation and the expected yields available in the U.K. markets, the expected long-term rate of return for the U.K. pension plan was 4.6% at December 31, 2021.
Actuarial gains on the assets occurred during both 2021 and 2020 as the actual investment return exceeded the expected investment return by approximately $8 million in 2021 and $4 million in 2020. Investment gains and losses are recognized in earnings on an amortized basis over a period of years. The amortization of the actuarial net gain is expected to be expense of approximately $0.5 million in 2022 resulting primarily from the actuarial loss on the plan liabilities, which has only partially been offset by investment gains on the plan assets. We expect that there will be continued volatility in pension expense as actual investment returns vary from the expected return, but we continue to believe the potential benefits justify the risk premium for the target asset allocation.
Pension expense is sensitive to changes in the expected return on assets. For example, decreasing the expected rate of return by 100 basis points to 3.6% (while holding other assumptions constant) would increase the forecasted 2022 expense for our U.K. pension plan by approximately $2 million. Similarly, a 100 basis point increase in the expected rate of return to 5.6% (while holding other assumptions constant) would reduce forecasted 2022 pension expense by approximately $2 million.
Discount Rate Assumption—We utilize a yield curve based on AA-rated corporate bond yields in developing a discount rate assumption. The yield appropriate to the duration of the U.K. plan liabilities is then used. The discount rate at December 31, 2021 was 1.9%.
Pension expense is also sensitive to changes in the discount rate. For example, decreasing the discount rate by 100 basis points to 0.9% (while holding other assumptions constant) would increase the forecasted 2022 expense for our U.K.

pension plans by approximately $2 million. A 100 basis point increase in the discount rate to 2.9% would reduce forecasted 2022 pension expense by approximately $1 million.
Rate of Projected Compensation Increase—Our rate of projected compensation increase at December 31, 2021 is 4.2%. The rate assumption was based on an analysis of our projected compensation increases for the foreseeable future.
Liquidity—Cash contribution requirements to the U.K. pension plan are sensitive to changes in assumed interest rates and investment gains or losses. We expect our aggregate U.K. cash contributions will be approximately $5 million in 2022.
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
We expect our petroleum additives segment to experience impacts to its operating performance due to the current economic environment, as we continue to see challenges with the global supply network, inflationary trends, and raw material price escalation and volatility. We expect that the petroleum additives market will grow in the 1% to 2% range annually for the foreseeable future. We plan to exceed that growth rate over the long-term.
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
Intangibles (net of amortization) and Goodwill
We have certain identifiable intangibles amounting to $4 million and goodwill amounting to $124 million at December 31, 2021 that are discussed in Note 11. These intangibles and goodwill relate to our petroleum additives business. The intangibles are being amortized over periods with up to approximately 7 years of remaining life. We continue to assess the market related to the intangibles and goodwill, as well as their specific values and evaluate the intangibles and goodwill for any potential impairment when significant events or circumstances occur that might impair the value of these assets. We have concluded the values are appropriate, as are the amortization periods for the intangibles. However, if conditions were to substantially deteriorate in the petroleum additives market, it could possibly cause a decrease in the estimated useful lives of the intangible assets or result in a noncash write-off of all or a portion of the intangibles and goodwill carrying amounts. A reduction in the amortization period of the intangibles would have no effect on cash flows. We do not anticipate such a change in the market conditions in the near term.
Pension Plans and Other Postretirement Benefits
We use assumptions to record the impact of the pension and postretirement benefit plans in the financial statements. These assumptions include the discount rate and the expected long-term rate of return on plan assets. A change in any of these assumptions could cause different results for the plans and therefore, impact our results of operations, cash flows, and financial condition. We develop these assumptions after considering available information that we deem relevant. Information is provided on the pension and postretirement plans in Note 18. In addition, further disclosure of the effect of changes in these assumptions is provided in the Financial Position and Liquidity section of Item 7.
Environmental and Legal Proceedings
We have disclosed our environmental matters in Item 1 of this Annual Report on Form 10-K, as well as in Note 21. Our estimates for costs that will be incurred to satisfy our obligations related to environmental matters are affected by many variables, including our judgment regarding the extent of remediation that will be required, future changes in and enforcement and interpretation of laws and regulations, current and future technology available, and timing of remediation activities. While we currently do not anticipate significant changes to the many factors that could impact our environmental requirements, we continue to keep our accruals consistent with these requirements as they change.
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
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to many market risk factors, including fluctuations in marketable securities prices, as well as interest and foreign currency rates, and changes in the cost of raw materials. These risk factors may affect our results of operations, cash flows, and financial position.
We manage these risks through regular operating and financing methods, including the use of derivative financial instruments when deemed appropriate. When we have derivative instruments, they are with major financial institutions and are not for speculative or trading purposes.
The following analysis presents the effect on our results of operations, cash flows, and financial position as if the hypothetical changes in market risk factors occurred at December 31, 2021. We analyzed only the potential impacts of our hypothetical assumptions. This analysis does not consider other possible effects that could impact our business.
Marketable Securities Price Risk
At December 31, 2021, we had marketable securities with a carrying value of approximately $376 million. A hypothetical 10% decrease in the trading prices of the securities would have resulted in a $38 million decrease in the fair market value of our marketable securities.
Interest Rate Risk
At December 31, 2021, we had total long-term debt of $1.1 billion. All of the long-term debt is at fixed rates except for debt outstanding under the revolving credit facility. There was no interest rate risk at the end of the year associated with the fixed rate debt.
At December 31, 2021, we had $148 million outstanding variable rate debt under our revolving credit facility. Holding all other variables constant, if the variable portion of the interest rates hypothetically increased 10%, the effect on our earnings and cash flow would have been less than $200 thousand.
A hypothetical 100 basis point decrease in interest rates, holding all other variables constant, would have resulted in a change of $50 million in fair value of our debt at December 31, 2021.
Foreign Currency Risk
We sell to customers in foreign markets through our foreign subsidiaries, as well as through export sales from the United States. These transactions are often denominated in currencies other than the U.S. Dollar. Our primary currency exposures are the European Union Euro, British Pound Sterling, Japanese Yen, Chinese Renminbi, Indian Rupee, Singapore Dollar, Mexican Peso, Australian Dollar, and Canadian Dollar. We may enter into forward contracts as hedges to minimize the fluctuation of intercompany accounts receivable denominated in foreign currencies. At December 31, 2021, we had no outstanding forward contracts.
Raw Material Price Risk
We utilize a variety of raw materials in the manufacture of our products, including base oil, polyisobutylene, antioxidants, alcohols, solvents, detergents, friction modifiers, olefins, and copolymers. We may also enter into contracts which commit us to purchase some of our more critical raw materials based on anticipated demand. Our profitability is sensitive to changes in the quantities of raw materials we may need and the costs of those materials which may be caused by changes in supply, demand or other market conditions, over which we have little or no control. In addition, political and economic conditions in certain regions of the world in which we operate have caused, and may continue to cause, our demand for and the cost of our raw materials to fluctuate. War, armed hostilities, terrorist acts, civil unrest, inclement weather events, or other incidents may also cause a sudden, sharp, or prolonged change in our demand for and the cost of our raw materials. If we experience such increases in the cost of our raw materials, we may not be able to pass them along to our customers in the form of price increases for our products. The inability to do so would have a negative impact on our operating profit. In addition, if our demand for raw materials were to decline such that we would not have need for the quantities required to be purchased under commitment agreements, we could incur additional charges that would affect our profitability.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of NewMarket Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of NewMarket Corporation and its subsidiaries (the “Company”) as of December 31, 2021 and December 31, 2020, and the related consolidated statements of income, of comprehensive income, of shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Valuation of Pension Benefit Obligation
As described in Note 18 to the consolidated financial statements, the Company’s consolidated pension benefit obligation, excluding other postretirement benefits, was $714 million as of December 31, 2021. Management develops the actuarial assumptions used by the various US and foreign plans based upon the circumstances of each particular country and pension plan. As disclosed by management, the determination of the pension benefit obligation requires the use of estimates and assumptions. Management’s assumption in the determination of the pension benefit obligation is the discount rate.
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

  /s/ PricewaterhouseCoopers LLP

Richmond, Virginia
February 15, 2022
We have served as the Company’s or its predecessor's auditor since 1947.

NewMarket Corporation and Subsidiaries
Consolidated Statements of Income

	Years Ended December 31,
(in thousands, except per-share amounts)	2021	2020	2019
Net sales	$2,356,110	$2,010,931	$2,190,295
Cost of goods sold	1,808,403	1,415,899	1,560,426
Gross profit	547,707	595,032	629,869
Selling, general, and administrative expenses	145,973	142,863	148,083
Research, development, and testing expenses	143,952	140,367	144,465
Operating profit	257,782	311,802	337,321
Interest and financing expenses, net	34,218	26,328	29,241
Other income (expense), net	23,987	45,813	23,510
Income before income tax expense	247,551	331,287	331,590
Income tax expense	56,643	60,719	77,304
Net income	$190,908	$270,568	$254,286
Earnings per share - basic and diluted	$17.71	$24.64	$22.73
See accompanying Notes to Consolidated Financial Statements

NewMarket Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
(in thousands)	2021	2020	2019
Net income	$190,908	$270,568	$254,286
Other comprehensive income (loss):
Pension plans and other postretirement benefits:
Prior service credit (cost) arising during the period, net of income tax expense (benefit) of $8 in 2021, $(16) in 2020 and $(257) in 2019	27	(49)	(756)
Amortization of prior service cost (credit) included in net periodic benefit cost (income), net of income tax expense (benefit) of $(628) in 2021, $(680) in 2020 and $(681) in 2019	(1,977)	(2,120)	(2,211)
Actuarial net gain (loss) arising during the period, net of income tax expense (benefit) of $29,035 in 2021, $(5,852) in 2020 and $5,952 in 2019	89,167	(25,441)	16,739
Amortization of actuarial net loss (gain) included in net periodic benefit cost (income), net of income tax expense (benefit) of $2,263 in 2021, $1,460 in 2020 and $901 in 2019	7,076	4,634	2,988
Total pension plans and other postretirement benefits	94,293	(22,976)	16,760
Foreign currency translation adjustments, net of income tax expense (benefit) of $(380) in 2021, $(636) in 2020 and $(181) in 2019	(3,356)	12,560	1,808
Other comprehensive income (loss)	90,937	(10,416)	18,568
Comprehensive income	$281,845	$260,152	$272,854
See accompanying Notes to Consolidated Financial Statements

NewMarket Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31,
(in thousands, except share amounts)	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$83,304	$125,172
Marketable securities	375,918	0
Trade and other accounts receivable, net	391,779	336,395
Inventories	498,539	401,031
Prepaid expenses and other current assets	38,633	35,480
Total current assets	1,388,173	898,078
Property, plant, and equipment, net	676,770	665,147
Intangibles (net of amortization) and goodwill	127,752	129,944
Prepaid pension cost	242,604	137,069
Operating lease right-of-use assets	68,402	61,329
Deferred charges and other assets	54,735	42,308
Total assets	$2,558,436	$1,933,875
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$246,097	$189,937
Accrued expenses	85,103	78,422
Dividends payable	16,648	15,184
Income taxes payable	4,442	3,760
Operating lease liabilities	15,709	13,410
Current portion of long-term debt	349,434	0
Other current liabilities	7,654	11,742
Total current liabilities	725,087	312,455
Long-term debt	789,853	598,848
Operating lease liabilities - noncurrent	52,591	48,324
Other noncurrent liabilities	228,776	214,424
Total liabilities	1,796,307	1,174,051
Commitments and contingencies (Note 21)
Shareholders’ equity:
Common stock and paid-in capital (with no par value; authorized shares - 80,000,000; issued and outstanding - 10,362,722 at December 31, 2021 and 10,921,377 at December 31, 2020)	0	717
Accumulated other comprehensive loss	(82,227)	(173,164)
Retained earnings	844,356	932,271
Total shareholders' equity	762,129	759,824
Total liabilities and shareholders' equity	$2,558,436	$1,933,875
See accompanying Notes to Consolidated Financial Statements

NewMarket Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity

	Common Stock and Paid-in Capital		Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
(in thousands, except share and per-share amounts)	Shares	Amount
Balance at December 31, 2018	11,184,482	$0	$(181,316)	$671,223	$489,907
Net income				254,286	254,286
Other comprehensive income (loss)			18,568		18,568
Cash dividends ($7.30 per share)				(81,676)	(81,676)
Tax withholdings related to stock-based compensation	(603)	(304)			(304)
Stock-based compensation	4,670	2,269		48	2,317
Balance at December 31, 2019	11,188,549	1,965	(162,748)	843,881	683,098
Net income				270,568	270,568
Other comprehensive income (loss)			(10,416)		(10,416)
Cash dividends ($7.60 per share)				(83,417)	(83,417)
Repurchases of common stock	(270,963)	(2,630)		(98,804)	(101,434)
Tax withholdings related to stock-based compensation	(1,547)	(641)			(641)
Stock-based compensation	5,338	2,023		43	2,066
Balance at December 31, 2020	10,921,377	717	(173,164)	932,271	759,824
Net income				190,908	190,908
Other comprehensive income (loss)			90,937		90,937
Cash dividends ($8.00 per share)				(85,910)	(85,910)
Repurchases of common stock	(566,671)	(3,305)		(192,915)	(196,220)
Stock-based compensation	8,016	2,588		2	2,590
Balance at December 31, 2021	10,362,722	$0	$(82,227)	$844,356	$762,129
See accompanying Notes to Consolidated Financial Statements

NewMarket Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2021	2020	2019
Cash and cash equivalents at beginning of year	$125,172	$144,397	$73,040
Cash flows from operating activities:
Net income	190,908	270,568	254,286
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	84,320	84,002	87,560
Deferred income tax expense	1,978	7,554	7,384
Unrealized (gain) loss on marketable securities	7,440	0	0
Gain on sale of land	0	(16,483)	0
Change in assets and liabilities:
Trade and other accounts receivable, net	(53,990)	2,591	(22,587)
Inventories	(96,199)	(33,111)	31,884
Prepaid expenses and other current assets	(2,691)	(6,138)	(2,742)
Accounts payable and accrued expenses	60,407	7,077	8,859
Operating lease liabilities	(18,204)	(17,801)	(16,496)
Other current liabilities	(6,240)	228	1,866
Income taxes payable	562	(6,935)	3,979
Cash pension and postretirement contributions	(10,342)	(10,655)	(9,932)
Other, net	7,387	3,257	(6,849)
Cash provided from (used in) operating activities	165,336	284,154	337,212
Cash flows from investing activities:
Capital expenditures	(78,934)	(93,316)	(59,434)
Purchases of marketable securities	(393,434)	0	0
Proceeds from sales and maturities of marketable securities	10,957	0	0
Proceeds from sale of land	0	20,000	0
Other, net	0	(927)	0
Cash provided from (used in) investing activities	(461,411)	(74,243)	(59,434)
Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facility	148,000	(44,678)	(123,451)
Issuance of 2.70% senior notes	395,052	0	0
Dividends paid	(85,910)	(83,417)	(81,676)
Debt issuance costs	(3,897)	(1,349)	0
Repurchases of common stock	(196,220)	(101,434)	0
Other, net	(1,892)	(585)	(2,952)
Cash provided from (used in) financing activities	255,133	(231,463)	(208,079)
Effect of foreign exchange on cash and cash equivalents	(926)	2,327	1,658
(Decrease) increase in cash and cash equivalents	(41,868)	(19,225)	71,357
Cash and cash equivalents at end of year	$83,304	$125,172	$144,397
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
Foreign Currency Translation—We translate the balance sheets of our foreign subsidiaries into U.S. Dollars based on the current exchange rate at the end of each period. We translate the statements of income using the weighted-average exchange rates for the period. NewMarket includes translation adjustments in the Consolidated Balance Sheets as part of accumulated other comprehensive loss and transaction adjustments in the Consolidated Statements of Income as part of cost of goods sold. Foreign currency transaction adjustments resulted in a net loss of $6 million in 2021, $3 million in 2020, and $4 million 2019.
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
Marketable Securities—Our trading and equity securities are recorded at estimated fair value. Unrealized gains and losses on trading and equity securities are included in net income.
Accounts Receivable—We record our accounts receivable at outstanding principal adjusted for allowances for credit losses. The allowance for credit losses represents probable losses to be incurred if our customers do not make required payments. We determine the adequacy of the allowance by periodically evaluating each customer’s receivable balance, considering their financial condition and credit history, and considering current economic conditions. The allowance for credit losses was not material at December 31, 2021 or December 31, 2020.
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
Employee Savings Plan—Most of our full-time salaried and hourly employees may participate in defined contribution savings plans. Employees who are covered by collective bargaining agreements may also participate in a savings plan according to the terms of their bargaining agreements. Employees, as well as NewMarket, contribute to the plans. We made contributions of $7 million in 2021, $7 million in 2020, and $6 million in 2019 related to these plans.
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
Our lease agreements contain both fixed and variable lease payments. In some cases, variable lease payments are based on a rate or an index. Fixed lease payments, as well as variable lease payments which are based on a rate or index, are included in the determination of the right-of-use asset and lease liability at lease inception. Variable lease payments that are not based on a rate or index are expensed when incurred.
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
We record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. We may enter into derivative contracts that are intended to economically hedge certain of our risks, even though hedge accounting does not apply or we elect not to apply hedge accounting. We do not enter into derivative instruments for speculative purposes. We had no derivative financial instruments outstanding at December 31, 2021 or December 31, 2020.
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

Notes to Consolidated Financial Statements

2. Net Sales
Our revenues are primarily derived from the manufacture and sale of petroleum additives products. We sell petroleum additives products across the world including to customers located in our North America, Latin America, Asia Pacific, and EMEAI regions. Our customers primarily consist of global, national, and independent oil companies. While some of our customers have payment terms beyond 30 days, we do not provide extended payment terms of a year or more, nor do our contracts include a financing component. Our allowance for credit losses is immaterial, as are any bad debts we incur. In limited cases, we collect funds in advance of shipping product to our customers and recognizing the related revenue. These prepayments from customers are recorded as a contract liability to our customer until we recognize the revenue. Prepayments from our customers totaled $1 million at both December 31, 2021 and December 31, 2020. Revenue recognized from funds collected in advance from customers in an earlier period was $2 million in 2021 and $1 million in both 2020 and 2019.
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
Some of our contracts include variable consideration in the form of rebates or business development funds. We record rebates at the point of sale as contra-revenue when we can reasonably estimate the amount of the rebate. The estimates are based on our best judgment at the time of sale, which includes anticipated as well as historical performance. Depending upon the specific terms of a business development fund, amounts are accrued as contra-revenue at the point of sale or are expensed when costs are incurred by us. We regularly review both rebates and business development funds and make adjustments when necessary, recognizing the full amount of any adjustment in the period identified. We recognized an increase to net sales of $4 million for 2021, $2 million for 2020, and $1 million for 2019 related to adjustments to rebates or business development funds which were recognized in revenue in a prior period. At December 31, 2021, accrued rebates were $26 million and accrued business development funds were $2 million. At December 31, 2020, accrued rebates were $24 million and accrued business development funds were $1 million.

The following table provides information on our net sales by geographic area. Information on net sales by segment is in Note 4.

Notes to Consolidated Financial Statements

	Years Ended December 31,
(in thousands)	2021	2020	2019
Net sales
United States	$780,278	$650,654	$728,125
China	255,219	213,788	225,498
Europe, Middle East, Africa, India	708,675	651,645	700,081
Asia Pacific, except China	325,621	279,847	311,469
Other foreign	286,317	214,997	225,122
Net sales	$2,356,110	$2,010,931	$2,190,295
3.    Earnings Per Share
We had 26,572 shares in 2021, 19,951 shares in 2020, and 20,441 shares in 2019 of nonvested restricted stock that were excluded from the calculation of diluted earnings per share, as their effect on earnings per share would be anti-dilutive.
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

	Years Ended December 31,
(in thousands, except per-share amounts)	2021	2020	2019
Earnings per share numerator:
Net income attributable to common shareholders before allocation of earnings to participating securities	$190,908	$270,568	$254,286
Earnings allocated to participating securities	462	448	441
Net income attributable to common shareholders after allocation of earnings to participating securities	$190,446	$270,120	$253,845
Earnings per share denominator:
Weighted-average number of shares of common stock outstanding - basic and diluted	10,756	10,961	11,166
Earnings per share - basic and diluted	$17.71	$24.64	$22.73
4.    Segment and Geographic Area Information
Segment Information—The tables below show our consolidated segment results. The “All other” category includes the operations of the antiknock compounds business, as well as certain contracted manufacturing and services associated with Ethyl.
The segment accounting policies are the same as those described in Note 1. We evaluate the performance of the petroleum additives business based on segment operating profit. NewMarket Services departments and other expenses are billed to Afton and Ethyl based on the services provided under the holding company structure. Depreciation on segment property, plant, and equipment, as well as amortization of segment intangible assets and lease right-of-use assets are included in segment operating profit. No transfers occurred between the petroleum additives segment and the “All other” category during the periods presented. The table below reports net sales and operating profit by segment, as well as a reconciliation to income before income tax expense, for the last three years.

Notes to Consolidated Financial Statements

	Years Ended December 31,
(in thousands)	2021	2020	2019
Net sales
Petroleum additives
Lubricant additives	$1,998,772	$1,686,649	$1,778,473
Fuel additives	345,170	314,918	397,431
Total	2,343,942	2,001,567	2,175,904
All other	12,168	9,364	14,391
Net sales (a)	$2,356,110	$2,010,931	$2,190,295
Segment operating profit
Petroleum additives	$281,055	$333,241	$359,228
All other	(1,525)	(100)	(1,562)
Segment operating profit	279,530	333,141	357,666
Corporate, general, and administrative expenses	(21,214)	(21,744)	(20,345)
Interest and financing expenses, net	(34,218)	(26,328)	(29,241)
Other income (expense), net	23,453	46,218	23,510
Income before income tax expense	$247,551	$331,287	$331,590
(a)No single customer accounted for 10% or more of our total net sales in 2021, 2020, or 2019.
The following tables show asset information by segment and the reconciliation to consolidated assets. Segment assets consist of accounts receivable, inventory, and long-lived assets. Long-lived assets included in the petroleum additives segment amounts in the table below include property, plant, and equipment (net of depreciation), intangibles (net of amortization) and goodwill, and lease right-of-use assets. The additions to long-lived assets include property, plant, and equipment and lease right-of-use assets.

	December 31,
(in thousands)	2021	2020
Segment assets
Petroleum additives	$1,752,467	$1,557,834
All other	12,602	18,383
	1,765,069	1,576,217
Cash and cash equivalents	83,304	125,172
Marketable securities	375,918	0
Other accounts receivable	11,884	13,566
Prepaid expenses and other current assets	38,633	35,480
Non-segment property, plant, and equipment, net	30,352	31,839
Prepaid pension cost	242,604	137,069
Lease right-of-use assets	105	198
Deferred charges and other assets	10,567	14,334
Total assets	$2,558,436	$1,933,875

Notes to Consolidated Financial Statements

	Years Ended December 31,
(in thousands)	2021	2020	2019
Additions to long-lived assets
Petroleum additives	$134,873	$109,536	$85,711
All other	22	3	28
Corporate	686	2,453	3,076
Total additions to long-lived assets	$135,581	$111,992	$88,815
Depreciation and amortization
Petroleum additives	$80,495	$80,811	$84,872
All other	51	52	52
Corporate	3,774	3,139	2,636
Total depreciation and amortization	$84,320	$84,002	$87,560
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

	Years Ended December 31,
(in thousands)	2021	2020	2019
Net sales
United States	$780,278	$650,654	$728,125
China	255,219	213,788	225,498
Europe, Middle East, Africa, India	708,675	651,645	700,081
Asia Pacific, except China	325,621	279,847	311,469
Other foreign	286,317	214,997	225,122
Net sales	$2,356,110	$2,010,931	$2,190,295

	December 31,
(in thousands)	2021	2020
Total assets
United States	$1,255,464	$763,642
Foreign	1,302,972	1,170,233
Total assets	$2,558,436	$1,933,875
Long-lived assets
United States	$360,204	$312,586
Singapore	263,614	271,135
Other foreign	160,944	153,529
Total long-lived assets	$784,762	$737,250

Notes to Consolidated Financial Statements

5.    Supplemental Cash Flow Information

	Years Ended December 31,
(in thousands)	2021	2020	2019
Cash paid during the year for
Interest and financing expenses (net of capitalization)	$30,465	$26,148	$28,523
Income taxes	67,917	62,328	64,899

Supplemental disclosure of non-cash transactions
Non-cash additions to property, plant, and equipment	$4,872	$5,106	$6,025

6. Marketable Securities
During May 2021, NewMarket invested in both debt and equity marketable securities. The debt securities are designated as trading. The marketable securities are recorded on a settlement date basis at estimated fair value and are classified as current assets in the Consolidated Balance Sheets. Unrealized gains and losses, as well as the investment income attributable to the debt and equity securities, are reported in Other income (expense), net in the Consolidated Statements of Income. The debt securities have a cost basis of $50 million and the equity securities have a cost basis of $334 million at December 31, 2021. The fair value of both the debt and equity securities are shown in the second table below.

The portion of unrealized gains and losses for the period related to both the debt and equity securities still held at the reporting date are as follows:

Year Ended
(in thousands)	December 31, 2021
Unrealized gains and (losses) recognized during the reporting period on debt securities still held at the reporting date	$(976)
Unrealized gains and (losses) recognized during the reporting period on equity securities still held at the reporting date	$(6,464)
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

	December 31, 2021
		Fair Value Measurements Using
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Debt securities
Corporate bonds	$48,727	$0	$48,727	$0
Equity securities
U.S. government income mutual fund	327,191	327,191	0	0
Total marketable securities	$375,918	$327,191	$48,727	$0

Notes to Consolidated Financial Statements

7.    Trade and Other Accounts Receivable, Net

	December 31,
(in thousands)	2021	2020
Trade receivables	$316,702	$284,759
Income and other tax receivables	64,887	40,708
Other	10,190	10,928
	$391,779	$336,395
8.    Inventories

	December 31,
(in thousands)	2021	2020
Finished goods and work-in-process	$393,778	$325,588
Raw materials	86,856	59,413
Stores, supplies, and other	17,905	16,030
	$498,539	$401,031
Our U.S. petroleum additives finished goods, work-in-process, and raw materials inventories, which are stated on the LIFO basis, amounted to $124 million at December 31, 2021 and were below replacement cost by approximately $78 million. At December 31, 2020, LIFO basis inventories were $124 million, which was approximately $37 million below replacement cost.
Our foreign inventories amounted to $357 million at December 31, 2021 and $255 million at December 31, 2020.
Reserves for obsolete and slow-moving inventory included in the table above were not material at December 31, 2021 or December 31, 2020.
9.    Prepaid Expenses and Other Current Assets

	December 31,
(in thousands)	2021	2020
Dividend funding	$16,648	$15,184
Income taxes on intercompany profit	6,879	4,828
Other	15,106	15,468
	$38,633	$35,480

Notes to Consolidated Financial Statements

10.    Property, Plant, and Equipment, at Cost

	December 31,
(in thousands)	2021	2020
Land	$37,746	$37,796
Land improvements	61,491	58,646
Leasehold improvements	1,893	2,146
Buildings	185,216	183,234
Machinery and equipment	1,275,828	1,188,396
Construction in progress	27,012	73,234
	1,589,186	1,543,452
Less accumulated depreciation and amortization	912,416	878,305
Net property, plant, and equipment	$676,770	$665,147
We depreciate the cost of property, plant, and equipment by the straight-line method over the following estimated useful lives:

Land improvements	9 - 40 years
Buildings	10 - 46 years
Machinery and equipment	3 - 30 years
Depreciation expense was $61 million in 2021, $61 million in 2020, and $64 million in 2019.
11.    Intangibles (Net of Amortization) and Goodwill
The net carrying amount of intangibles and goodwill was $128 million at December 31, 2021 and $130 million at December 31, 2020. The gross carrying amount and accumulated amortization of each type of intangible asset and goodwill are presented in the table below.

	December 31,
	2021		2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Formulas and technology	$6,200	$4,650	$6,200	$3,617
Contract	2,000	1,000	2,000	800
Customer bases	5,440	4,160	14,240	12,037
Goodwill	123,922		123,958
	$137,562	$9,810	$146,398	$16,454
Aggregate amortization expense		$2,156		$2,907
Aggregate amortization expense was $4 million in 2019. All of the intangibles relate to the petroleum additives segment. The change in the gross carrying amount between 2020 and 2021 was due to a customer base becoming fully amortized and foreign currency fluctuations. There is no accumulated goodwill impairment.

Notes to Consolidated Financial Statements

Estimated annual amortization expense related to our intangible assets for the next five years is expected to be (in thousands):

2022	$1,423
2023	907
2024	390
2025	390
2026	390
We amortize the contract over 10 years; the customer base over 20 years; and formulas and technology over 6 years.
12.    Deferred Charges and Other Assets

	December 31,
(in thousands)	2021	2020
Finance lease right-of-use assets	$39,590	$10,774
Deferred income tax assets	5,318	7,992
Asbestos insurance receivables	3,429	2,931
Deferred financing costs, net of amortization	1,601	2,106
Deposit on future leased plant and equipment	0	12,958
Other	4,797	5,547
	$54,735	$42,308
Deferred financing costs, net of amortization, in the table above include only those costs associated with the revolving credit facility. The amount of deferred financing costs, net of amortization related to the 4.10% senior notes and the 2.70% senior notes is reported as components of long-term debt. See Note 14 for further information on our long-term debt.
13. Accrued Expenses

	December 31,
(in thousands)	2021	2020
Employee benefits, payroll, and related taxes	$35,607	$34,136
Customer rebates	25,505	23,641
Taxes other than income and payroll	4,514	5,995
Interest on long-term debt	8,531	5,284
Other	10,946	9,366
	$85,103	$78,422

Notes to Consolidated Financial Statements

14.    Long-term Debt

	December 31,
(in thousands)	2021	2020
Senior notes - 2.70% due 2031 (net of related deferred financing costs)	$391,853	$0
Senior notes - 4.10% due 2022 (net of related deferred financing costs)	349,434	348,848
Senior notes - 3.78% due 2029	250,000	250,000
Revolving credit facility	148,000	0
	1,139,287	598,848
Less: Current maturity of 4.10% senior notes	349,434	0
	$789,853	$598,848
2.70% Senior Notes - On March 18, 2021, we issued $400 million aggregate principal amount of 2.70% senior notes due 2031 at an issue price of 98.763%. The 2.70% senior notes are general unsecured senior obligations and rank equally with our other unsecured senior indebtedness. The offer and sale of the notes were registered under the Securities Act of 1933, as amended. We incurred financing costs in 2021 of approximately $4 million related to the 2.70% senior notes, which are being amortized over the term of the notes.
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
We were in compliance with all covenants under the indenture governing the 2.70% senior notes as of December 31, 2021.
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
We were in compliance with all covenants under the indenture governing the 4.10% senior notes as of December 31, 2021 and December 31, 2020.
In February 2022, we announced the redemption of the entire outstanding principal amount of the 4.10% senior notes. See Note 24 for further information.

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
We were in compliance with all covenants under the 3.78% senior notes as of December 31, 2021 and December 31, 2020.
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
There were outstanding borrowings amounting to $148 million under the revolving credit facility at December 31, 2021 compared to no outstanding borrowings at December 31, 2020. Outstanding letters of credit amounted to $2 million at both December 31, 2021 and December 31, 2020 resulting in the unused portion of the applicable credit facility amounting to $750 million at December 31, 2021 and $898 million at December 31, 2020.
The average interest rate for borrowings under the credit facilities was 1.6% during 2021 and 1.4% during 2020.
The Credit Agreement contains certain customary covenants, including financial covenants that require NewMarket to maintain a consolidated Leverage Ratio (as defined in the Credit Agreement) of no more than 3.75 to 1.00 except during an Increased Leverage Period (as defined in the Credit Agreement). We were in compliance with all covenants under the revolving credit facility in effect at December 31, 2021 and at December 31, 2020.

Notes to Consolidated Financial Statements

15.    Other Noncurrent Liabilities

	December 31,
(in thousands)	2021	2020
Deferred income tax liabilities	$89,438	$60,041
Employee benefits	86,542	115,780
Finance lease liabilities	25,044	10,077
Environmental remediation	9,370	9,000
Asbestos litigation reserve	6,515	7,218
Deemed repatriation of earnings	2,956	2,956
Other	8,911	9,352
	$228,776	$214,424
16.    Stock-based Compensation
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
The maximum aggregate number of shares of our common stock that may be issued under the Plan is 1,000,000. At December 31, 2021, 946,012 shares were available for grant. During 2021, we granted 1,395 shares to five of our non-employee directors, which vested immediately.
A summary of activity during 2021 related to NewMarket’s restricted stock and restricted stock units (stock awards) is presented below in whole shares:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested stock awards at January 1, 2021	20,914	$422.57
Granted in 2021	7,078	392.63
Vested in 2021	0	0.00
Forfeited in 2021	348	401.14
Unvested stock awards at December 31, 2021	27,644	415.18
The weighted average grant-date fair value was $414.33 for stock awards granted in 2020 and $440.42 for stock awards granted in 2019. The fair value of shares vested was $2 million in 2020 and $1 million in 2019. We recognized compensation expense of $2 million in 2021, 2020, and 2019 related to stock awards. At December 31, 2021, total unrecognized compensation expense related to stock awards was $6 million, which is expected to be recognized over a period of 2.6 years.

Notes to Consolidated Financial Statements

17. Leases
Our leases are for land, real estate, railcars, vehicles, pipelines, plant equipment, and office equipment. We have both operating and finance leases with remaining terms ranging from less than one year to 49 years. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The components of lease expense were as follows:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Operating lease cost	$18,343	$17,371	$17,414
Finance lease cost:
Amortization of assets	2,795	3,047	2,723
Interest on lease liabilities	517	417	426
Short-term lease cost	6,607	4,665	3,459
Variable lease cost	6,364	4,579	3,206
Total lease cost	$34,626	$30,079	$27,228
Variable lease costs also include leases that do not have a right-of-use asset or lease liability, but are capitalized as part of inventory.
Supplemental balance sheet information related to leases was as follows:

		December 31,
(in thousands)	Balance Sheet Classification	2021	2020
Operating leases
Operating lease right-of-use assets	Operating lease right-of-use assets	$68,402	$61,329

Current liability	Operating lease liabilities	$15,709	$13,410
Noncurrent liability	Operating lease liabilities-noncurrent	52,591	48,324
		$68,300	$61,734

Finance leases
Finance lease right-of-use assets	Deferred charges and other assets	$39,590	$10,774

Current liability	Other current liabilities	$2,828	$2,142
Noncurrent liability	Other noncurrent liabilities	25,044	10,077
		$27,872	$12,219

Notes to Consolidated Financial Statements

	December 31,
	2021	2020	2019
Weighted average remaining lease term (in years)
Operating leases	12	13	14
Finance leases	16	10	9

Weighted average incremental borrowing rate
Operating leases	3.02%	3.33%	3.88%
Finance leases	2.74%	3.05%	3.41%
Supplemental cash flow information related to leases was as follows:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$18,296	$17,563	$16,765
Operating cash flows from finance leases	517	417	426
Financing cash flows from finance leases	2,841	3,031	2,649

Right-of-use assets obtained in exchange for new lease obligations
Operating leases	$25,035	$17,694	$18,826
Finance leases	31,612	982	10,555
Maturities of lease liabilities at December 31, 2021 were as follows:

(in thousands)	Operating Leases	Finance Leases
2022	$17,330	$3,543
2023	15,220	3,326
2024	10,178	3,283
2025	8,214	3,255
2026	5,018	3,225
Thereafter	30,430	15,018
Total lease payments	86,390	31,650
Less: imputed interest	18,090	3,778
Total lease obligations	$68,300	$27,872
Operating lease payments in the table above include approximately $15 million related to options to extend lease terms that are reasonably certain of being exercised. At December 31, 2021, we had commitments of approximately $8 million related to leases that have not yet commenced and are not included in the above table. Most of the commitments relate to plant and equipment that is being constructed or procured by the future lessors. These leases are expected to commence in 2022.

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

	Years Ended December 31,
	Pension Benefits			Postretirement Benefits
(in thousands)	2021	2020	2019	2021	2020	2019
Net periodic benefit cost (income)
Service cost	$19,316	$16,544	$13,471	$1,079	$912	$718
Interest cost	13,018	13,771	14,509	1,158	1,340	1,514
Expected return on plan assets	(38,675)	(37,226)	(34,632)	(907)	(938)	(947)
Amortization of prior service cost (credit)	271	271	178	(3,028)	(3,028)	(3,028)
Amortization of actuarial net (gain) loss	5,708	4,674	2,951	36	0	0
Net periodic benefit cost (income)	(362)	(1,966)	(3,523)	(1,662)	(1,714)	(1,743)
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss)
Actuarial net (gain) loss	(79,688)	(4,933)	(36,814)	(257)	2,410	3,049
Prior service cost (credit)	(35)	65	1,013	0	0	0
Amortization of actuarial net gain (loss)	(5,708)	(4,674)	(2,951)	(36)	0	0
Amortization of prior service (cost) credit	(271)	(271)	(178)	3,028	3,028	3,028
Total recognized in other comprehensive income (loss)	(85,702)	(9,813)	(38,930)	2,735	5,438	6,077
Total recognized in net periodic benefit cost (income) and other comprehensive income (loss)	$(86,064)	$(11,779)	$(42,453)	$1,073	$3,724	$4,334

Notes to Consolidated Financial Statements

Changes in the plans’ benefit obligations and assets follow.

	December 31,
	Pension Benefits		Postretirement Benefits
(in thousands)	2021	2020	2021	2020
Change in benefit obligation
Benefit obligation at beginning of year	$457,721	$403,056	$41,707	$40,320
Service cost	19,316	16,544	1,079	912
Interest cost	13,018	13,771	1,158	1,340
Actuarial net (gain) loss	3,217	37,978	(141)	2,221
Plan amendment	0	65	0	0
Benefits paid	(14,463)	(13,693)	(2,455)	(3,086)
Benefit obligation at end of year	478,809	457,721	41,348	41,707
Change in plan assets
Fair value of plan assets at beginning of year	553,171	483,823	21,372	22,092
Actual return on plan assets	121,615	80,137	1,022	750
Employer contributions	2,870	2,904	1,033	1,616
Benefits paid	(14,463)	(13,693)	(2,455)	(3,086)
Fair value of plan assets at end of year	663,193	553,171	20,972	21,372
Funded status	$184,384	$95,450	$(20,376)	$(20,335)
Amounts recognized in the Consolidated Balance Sheets
Noncurrent assets	$223,002	$136,530	$0	$0
Current liabilities	(2,799)	(2,849)	(1,058)	(1,074)
Noncurrent liabilities	(35,819)	(38,231)	(19,318)	(19,261)
	$184,384	$95,450	$(20,376)	$(20,335)
Amounts recognized in accumulated other comprehensive loss
Actuarial net (gain) loss	$(21,742)	$63,654	$4,686	$4,979
Prior service cost (credit)	330	636	(16,591)	(19,619)
	$(21,412)	$64,290	$(11,905)	$(14,640)
The accumulated benefit obligation for all domestic defined benefit pension plans was $411 million at December 31, 2021 and $392 million at December 31, 2020.
The fair market value of plan assets exceeded both the accumulated benefit obligation and projected benefit obligation for all domestic plans, except the nonqualified plan, at December 31, 2021 and December 31, 2020.
The net asset position for plans in which assets exceeded the projected benefit obligation is included in prepaid pension cost on the Consolidated Balance Sheets. The net liability position of plans in which the projected benefit obligation exceeded assets is included in other noncurrent liabilities on the Consolidated Balance Sheets.
A portion of the accrued benefit cost for the nonqualified plan is included in current liabilities at both December 31, 2021 and December 31, 2020. As the nonqualified plan is unfunded, the amount reflected in current liabilities represents the expected benefit payments related to the nonqualified plan during 2022.

Notes to Consolidated Financial Statements

The table below shows selected information on domestic pension and postretirement benefit plans.

	December 31,
(in thousands)	2021	2020
Pension plans with the accumulated benefit obligation in excess of the fair market value of plan assets
Accumulated benefit obligation	$38,161	$39,016
Fair market value of plan assets	0	0

Pension plans with the projected benefit obligation in excess of the fair market value of plan assets
Projected benefit obligation	38,618	41,081
Fair market value of plan assets	0	0

Postretirement benefit plans with the accumulated postretirement benefit obligation in excess of the fair market value of plan assets
Accumulated postretirement benefit obligation	25,323	25,584
Fair market value of plan assets	0	0
There are no assets held by the trustee for the retired beneficiaries of the nonqualified plan. Payments to retired beneficiaries of the nonqualified plan are made with cash from operations. The postretirement healthcare benefits are also unfunded and paid with cash from operations. The benefits from the postretirement life insurance are funded through an insurance contract.
Assumptions—We used the following assumptions to calculate the results of our retirement plans:

	Pension Benefits			Postretirement Benefits
	2021	2020	2019	2021	2020	2019
Weighted-average assumptions used to determine net periodic benefit cost (income) for years ended December 31,
Discount rate	2.875%	3.50%	4.25%	2.875%	3.50%	4.25%
Expected long-term rate of return on plan assets	8.00%	8.50%	8.50%	4.50%	4.50%	4.50%
Rate of projected compensation increase	3.50%	3.50%	3.50%
Weighted-average assumptions used to determine benefit obligations at December 31,
Discount rate	2.875%	2.875%	3.50%	2.875%	2.875%	3.50%
Rate of projected compensation increase	3.50%	3.50%	3.50%

Notes to Consolidated Financial Statements

For pension plans, we base the assumed expected long-term rate of return for plan assets on an analysis of our actual investments, including our asset allocation, as well as an analysis of expected returns. This analysis reflects the expected long-term rates of return for each significant asset class and economic indicator. The range of returns relies both on forecasts and on broad-market historical benchmarks for expected return, correlation, and volatility for each asset class. Our asset allocation is predominantly weighted towards equities. Through ongoing monitoring of our investments and review of market data, we have determined that we should maintain the expected long-term rate of return for our U.S. plans at 8.0% for the year beginning January 1, 2022. For the postretirement plan, we based the assumed expected long-term rate of return for plan assets on an evaluation of projected interest rates, as well as the guaranteed interest rate for our insurance contract. As a result of that evaluation, we have reduced the expected long-term rate of return to 4.0% for the year beginning January 1, 2022.
Plan Assets—Pension plan assets are held and distributed by trusts and consist principally of equity securities and investment-grade fixed income securities. We invest directly in equity securities, as well as in funds which primarily hold equity and debt securities. Our target allocation is 90% to 97% in equities, 3% to 10% in debt securities and 1% to 5% in cash.
The pension obligation is long-term in nature and the investment philosophy followed by the Pension Investment Committee is likewise long-term in its approach. The majority of the pension funds are invested in equity securities as historically, equity securities have outperformed debt securities and cash investments, resulting in a higher investment return over the long-term. While in the short-term, equity securities may underperform other investment classes, we are less concerned with short-term results and more concerned with long-term improvement. The pension funds are managed by several different investment companies who predominantly invest in U.S. and international equities. Each investment company’s performance is reviewed quarterly. A small portion of the funds is in investments such as cash and cash equivalents or short-term bonds, which historically has been less vulnerable to short-term market swings. These funds are used to provide the cash needed to meet our monthly obligations.
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

	December 31, 2021				December 31, 2020
		Fair Value Measurements Using				Fair Value Measurements Using
(in thousands)	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Pension Plans
Equity securities:
U. S. companies	$490,775	$490,775	$0	$0	$397,981	$397,981	$0	$0
International companies	19,762	19,762	0	0	21,313	21,313	0	0
Cash and cash equivalents	12,451	12,451	0	0	6,841	6,841	0	0
Pooled investment funds:
Fixed income securities—mutual funds	18,345	18,345	0	0	18,420	18,420	0	0
International equities—mutual fund	21,020	21,020	0	0	19,341	19,341	0	0
Common collective trusts measured at net asset value	100,840				89,275
	$663,193	$562,353	$0	$0	$553,171	$463,896	$0	$0
Postretirement Plans
Insurance contract	$20,972	$0	$20,972	$0	$21,372	$0	$21,372	$0
The valuation methodologies used to develop the fair value measurements for the investments in the table above are outlined below. There have been no changes in the valuation techniques used to value the investments.
•Equity securities are valued at the closing price reported on a national exchange.
•Cash and cash equivalents are valued at cost.
•The mutual funds in pooled investment funds are valued at the closing price reported on a national exchange.
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

Notes to Consolidated Financial Statements

Cash Flows—For U.S. plans, NewMarket expects to contribute $3 million to our pension plans and $2 million to our postretirement benefit plan in 2022. The expected benefit payments for the next ten years are as follows.

(in thousands)	Expected Pension Benefit Payments	Expected Postretirement Benefit Payments
2022	$14,626	$2,264
2023	15,546	2,131
2024	16,560	2,010
2025	17,542	1,938
2026	18,459	1,878
2027 through 2031	107,519	9,023
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

	Years Ended December 31,
(in thousands)	2021	2020	2019
Net periodic benefit cost (income)
Service cost	$10,260	$8,544	$6,430
Interest cost	3,305	3,866	4,768
Expected return on plan assets	(10,659)	(9,729)	(9,084)
Amortization of prior service cost (credit)	152	(43)	(42)
Amortization of actuarial net (gain) loss	3,595	1,420	938
Net periodic benefit cost (income)	6,653	4,058	3,010
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss)
Actuarial net (gain) loss	(38,259)	33,816	11,074
Prior service cost (credit)	0	0	0
Amortization of actuarial net gain (loss)	(3,595)	(1,420)	(938)
Amortization of prior service (cost) credit	(152)	43	42
Total recognized in other comprehensive income (loss)	(42,006)	32,439	10,178
Total recognized in net periodic benefit cost (income) and other comprehensive income (loss)	$(35,353)	$36,497	$13,188

Notes to Consolidated Financial Statements

Changes in the benefit obligations and assets of the foreign defined benefit pension plans follow.

	December 31,
(in thousands)	2021	2020
Change in benefit obligation
Benefit obligation at beginning of year	$262,589	$206,058
Service cost	10,260	8,544
Interest cost	3,305	3,866
Employee contributions	771	714
Actuarial net (gain) loss	(31,254)	36,463
Benefits paid	(5,832)	(5,059)
Foreign currency translation	(4,492)	12,003
Benefit obligation at end of year	235,347	262,589
Change in plan assets
Fair value of plan assets at beginning of year	212,617	189,455
Actual return on plan assets	19,216	13,590
Employer contributions	6,543	5,913
Employee contributions	771	714
Benefits paid	(5,832)	(5,059)
Foreign currency translation	(2,926)	8,004
Fair value of plan assets at end of year	230,389	212,617
Funded status	$(4,958)	$(49,972)
Amounts recognized in the Consolidated Balance Sheets
Noncurrent assets	$19,602	$539
Current liabilities	(330)	(407)
Noncurrent liabilities	(24,230)	(50,104)
	$(4,958)	$(49,972)
Amounts recognized in accumulated other comprehensive loss
Actuarial net (gain) loss	$43,444	$85,298
Prior service cost (credit)	669	821
	$44,113	$86,119
The accumulated benefit obligation for all foreign defined benefit pension plans was $204 million at December 31, 2021 and $224 million at December 31, 2020.
The fair market value of plan assets exceeded both the accumulated benefit obligation and projected benefit obligation for the Canada plan at both year-end 2021 and 2020. The net asset position of the Canada plan is included in prepaid pension cost on the Consolidated Balance Sheets at December 31, 2021 and December 31, 2020. The fair market value of plan assets for the U.K. plan exceeded both the accumulated benefit obligation and the projected benefit obligation at year-end 2021. For year-end 2020, the fair market value of plan assets of the U.K. plan exceeded the accumulated benefit obligation but not the projected benefit obligation. The net asset position of the U.K. plan is included in prepaid pension cost on the Consolidated Balance Sheets at December 31, 2021 and the accrued benefit cost is included in other noncurrent liabilities on the Consolidated Balance Sheets at December 31, 2020. The accumulated benefit obligation and projected benefit obligation exceeded the fair market value of plan assets for the Germany, Belgium, and Mexico plans at December 31, 2021 and December 31, 2020. The accrued benefit cost of these plans is included in other noncurrent liabilities on the Consolidated Balance Sheets for both years.

Notes to Consolidated Financial Statements

As the Germany plan is unfunded, a portion of the accrued benefit cost is included in current liabilities at year-end 2021 and 2020, reflecting the expected benefit payments related to the plan for the following year.
The table below shows selected information on foreign pension plans.

	December 31,
(in thousands)	2021	2020
Pension plans with the accumulated benefit obligation in excess of the fair market value of plan assets
Accumulated benefit obligation	$26,415	$32,176
Fair market value of plan assets	13,110	14,527

Pension plans with the projected benefit obligation in excess of the fair market value of plan assets
Projected benefit obligation	37,670	257,642
Fair market value of plan assets	13,110	207,131

Assumptions—We used the following weighted-average assumptions to calculate the results of our foreign defined benefit pension plans.

	2021	2020	2019
Weighted-average assumptions used to determine net periodic benefit cost (income) for the years ended December 31,
Discount rate	1.14%	1.81%	2.67%
Expected long-term rate of return on plan assets	4.95%	5.23%	5.58%
Rate of projected compensation increase	3.94%	3.96%	4.10%
Weighted-average assumptions used to determine benefit obligations at December 31,
Discount rate	1.91%	1.14%	1.81%
Rate of projected compensation increase	4.07%	3.94%	3.96%
The actuarial assumptions used by the various foreign locations are based upon the circumstances of each particular country and pension plan. The factors impacting the determination of the long-term rate of return for a particular foreign pension plan include the market conditions within a particular country, as well as the investment strategy and asset allocation of the specific plan.
Plan Assets—Pension plan assets vary by foreign location and plan. Assets are held and distributed by trusts and, depending upon the foreign location and plan, consist primarily of pooled equity funds, pooled debt securities funds, pooled diversified funds, equity securities, debt securities, cash, and insurance contracts. The combined weighted-average target allocation of our foreign pension plans is 39% in equities (including pooled funds), 37% in debt securities (including pooled funds), 5% in insurance contracts, and 19% in pooled diversified funds.
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

	December 31, 2021				December 31, 2020
		Fair Value Measurements Using				Fair Value Measurements Using
(in thousands)	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Insurance contract	$11,223	$0	$11,223	$0	$12,579	$0	$12,579	$0
Equity securities—international companies	626	626	0	0	714	714	0	0
Debt securities	438	438	0	0	575	470	105	0
Pooled investment funds—mutual funds	822	822	0	0	639	639	0	0
Cash and cash equivalents	755	755	0	0	659	659	0	0
Pooled investment funds (measured at net asset value):
Equity securities—U.S. companies	16,596				13,062
Equity securities—international companies	75,931				67,593
Debt securities	81,224				77,766
Diversified growth funds	42,774				39,030
	$230,389	$2,641	$11,223	$0	$212,617	$2,482	$12,684	$0
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
•Pooled investment mutual funds are valued at the closing price reported on a national exchange.
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

Notes to Consolidated Financial Statements

Cash Flows—For foreign pension plans, NewMarket expects to contribute $6 million to the plans in 2022. The expected benefit payments for the next ten years for our foreign pension plans are shown in the following table.

(in thousands)	Expected Pension Benefit Payments
2022	$5,313
2023	6,292
2024	7,258
2025	6,349
2026	6,244
2027 through 2031	38,036
19.    Income Taxes
Our income before income tax expense, as well as our provision for income taxes is shown in the table below.

	Years Ended December 31,
(in thousands)	2021	2020	2019
Income before income tax expense
Domestic	$97,245	$149,791	$182,364
Foreign	150,306	181,496	149,226
	$247,551	$331,287	$331,590

Income tax expense
Current income taxes
Federal	$13,166	$14,861	$29,955
State	7,639	6,106	9,551
Foreign	33,860	32,198	30,414
	54,665	53,165	69,920
Deferred income taxes
Federal	1,232	4,498	1,671
State	38	1,090	630
Foreign	708	1,966	5,083
	1,978	7,554	7,384
Total income tax expense	$56,643	$60,719	$77,304
The classification of domestic and foreign income before income tax expense in the table above has been adjusted from the previous presentation by $54 million in 2020 and $2 million in 2019. The adjustments did not impact the amount of total income before income tax expense presented in the Consolidated Statements of Income.

Notes to Consolidated Financial Statements

The reconciliation of the U.S. federal statutory rate to the effective income tax rate follows.

	% of Income Before Income Tax Expense
	2021	2020	2019
Federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal tax	2.4	1.7	2.4
Foreign operations	2.4	0.7	1.7
Research tax credit	(2.2)	(1.7)	(1.7)
Foreign-derived intangible tax benefit	(0.7)	(0.4)	(2.1)
U.S. minimum tax on foreign income	0.5	0.5	1.0
Uncertain tax positions	(0.1)	(1.7)	0.8
Taxes applicable to prior years	(0.4)	(1.4)	(0.3)
Other items and adjustments	0.0	(0.4)	0.5
Effective income tax rate	22.9%	18.3%	23.3%
Our deferred income tax assets and liabilities follow.

	December 31,
(in thousands)	2021	2020
Deferred income tax assets
Capitalized research expenses	$15,708	$0
Leasing liabilities	12,775	12,563
Operating loss and credit carryforwards	12,746	14,965
Trademark expenses	3,508	3,678
Foreign currency translation adjustments	4,054	3,728
Environmental reserves	2,617	2,526
Other	4,902	3,658
Gross deferred income tax assets	56,310	41,118
Valuation allowance	(12,219)	(12,548)
Total deferred income tax assets	44,091	28,570
Deferred income tax liabilities
Depreciation and amortization	79,023	59,847
Future employee benefits	32,253	1,670
Leasing assets	12,790	12,773
Other	4,145	6,329
Total deferred income tax liabilities	128,211	80,619
Net deferred income tax (liabilities) assets	$(84,120)	$(52,049)
Net deferred income tax (liabilities) assets in the table above are reflected in the Consolidated Balance Sheets on a net jurisdictional basis. Deferred income tax assets are included in deferred charges and other assets. See Note 12. Deferred income tax liabilities are included in other noncurrent liabilities. See Note 15.

Notes to Consolidated Financial Statements

Our deferred taxes are in a net liability position at December 31, 2021. Our deferred tax assets include $13 million of foreign operating loss carryforwards, foreign capital loss carryforwards, foreign non-trading deficit carryforwards, and foreign and state tax credits. The operating loss carryforwards expire in 2034 through 2039 and certain tax credits expire in 2026 through 2027. The largest change during 2021 on the carryforward items related to the usage of foreign tax credit carryforwards generated in 2019. Based on current forecasted operating plans and historical profitability, we believe that we will recover the full benefit of our deferred tax assets with the exception of $12 million of the aforementioned operating loss, capital loss, and tax credit carryforwards. Therefore, as of December 31, 2021, we have recorded an offsetting valuation allowance in this amount. During 2020, we released the valuation allowance on $1 million of net operating losses that we utilized during the year. During 2021, this amount was negligible.
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
We have not provided a deferred tax liability on approximately $209 million of temporary differences related to investments in foreign subsidiaries that are essentially permanent in duration, as these earnings are considered to be indefinitely reinvested. If we were to repatriate these earnings, we could be subject to income taxes and withholding taxes in various countries. Determination of the amount of unrecognized deferred income tax liability is not practicable due to the complexity associated with the hypothetical calculation.
A reconciliation of the beginning and ending balances of the unrecognized tax benefits from uncertain positions is as follows:

	December 31,
(in thousands)	2021	2020	2019
Balance at beginning of year	$6,905	$13,543	$10,660
Increases for tax positions of prior years	0	363	3,176
Increases for tax positions of the current year	698	824	703
Settlements	(247)	0	(440)
Lapses of statutes	(982)	(7,825)	(556)
Balance at end of year	$6,374	$6,905	$13,543
At December 31, 2021, all of the amount of unrecognized tax benefits, if recognized, would affect our effective tax rate.
We expect the amount of unrecognized tax benefits to change in the next twelve months; however, we do not expect the change to have a material impact on our financial statements.
Our U.S. subsidiaries file a U.S. federal consolidated income tax return. We are currently under examination by various U.S. state and foreign jurisdictions and remain subject to examination until the statute of limitations expires for the respective tax jurisdiction. We are no longer subject to U.S. federal income examination for years before 2017. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 years to 5 years. Years still open to examination by foreign tax authorities in major jurisdictions include: the U.K. (2020 and forward); Singapore (2017 and forward); Belgium (2019 and forward); and Mexico (2016 and forward).

Notes to Consolidated Financial Statements

20.    Fair Value Measurements
The carrying amount of cash and cash equivalents in the Consolidated Balance Sheets, as well as the fair value, was $83 million at December 31, 2021 and $125 million at December 31, 2020. The fair value is categorized in Level 1 of the fair value hierarchy.
No material events occurred during 2021 requiring adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.
Long-term debt - We record the carrying amount of our long-term debt at historical cost, less deferred financing costs related to the 2.70% and 4.10% senior notes. The estimated fair value of our long-term debt is shown in the table below and is based primarily on estimated current rates available to us for debt of the same remaining duration and adjusted for nonperformance risk and credit risk. The estimated fair value of our publicly traded 2.70% and 4.10% senior notes included in long-term debt in the table below is based on the last quoted price closest to December 31, 2021. The fair value of our debt instruments is categorized as Level 2.

	December 31, 2021		December 31, 2020
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current maturities	$1,139,287	$1,178,066	$598,848	$648,671
21.    Commitments and Contingencies
Contractual Commitments—We have contractual obligations for the construction of assets, as well as purchases of property and equipment, of approximately $15 million at December 31, 2021, all of which are due within five years.
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
Future payments for purchase obligations as of December 31, 2021 are (in thousands):

2022	$148,473
2023	86,699
2024	2,431
2025	2,431
2026	2,431
After 2026	9,100
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
Based on the above assumptions, we have provided an undiscounted liability related to premises asbestos claims of $8 million at December 31, 2021 and $9 million at December 31, 2020. The liabilities related to premises asbestos claims are included in accrued expenses (current portion) and other noncurrent liabilities on the Consolidated Balance Sheets. Certain of these costs are recoverable through the settlement agreements with The Travelers Indemnity Company and with Albemarle Corporation. The receivable for these recoveries related to premises asbestos liabilities was $4 million at December 31, 2021 and $4 million at December 31, 2020. These receivables are included in trade and other accounts receivable, net on the Consolidated Balance Sheets for the current portion. The noncurrent portion is included in deferred charges and other assets.
Environmental—We are involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination, disposal of hazardous waste, and other environmental matters at several of our current or former facilities, or at third-party sites where we have been designated as a PRP. While we believe we are currently adequately accrued for known environmental issues, it is possible that unexpected future costs could have a significant impact on our financial statements. Our total accruals for environmental remediation, dismantling, and decontamination were approximately $11 million at December 31, 2021 and $10 million at December 31, 2020. Of the total accrual, the current portion is included in accrued expenses and the noncurrent portion is included in other noncurrent liabilities on the Consolidated Balance Sheets.
Our more significant environmental sites include a former plant site in Louisiana (the Louisiana site) and a Houston, Texas plant site (the Texas site). Together, the amounts accrued on a discounted basis related to these sites represented approximately $8 million of the total accrual above at both December 31, 2021 and December 31, 2020, using discount rates ranging from 3% to 9%. The aggregate undiscounted amount for these sites was $10 million at December 31, 2021 and $9 million at December 31, 2020. Of the total accrued for these two sites, the amount related to remediation of groundwater and soil was $3 million for the Louisiana site and $4 million for the Texas site at December 31, 2021 and $4 million for both the Louisiana and Texas sites at December 31, 2020.

Notes to Consolidated Financial Statements

22.    Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
The balances of, and changes in, the components of accumulated other comprehensive loss, net of tax, consist of the following:

(in thousands)	Pension Plans and Other Postretirement Benefits	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2018	$(86,555)	$(94,761)	$(181,316)
Other comprehensive income (loss) before reclassifications	15,983	1,808	17,791
Amounts reclassified from accumulated other comprehensive loss (a)	777	0	777
Other comprehensive income (loss)	16,760	1,808	18,568
Balance at December 31, 2019	(69,795)	(92,953)	(162,748)
Other comprehensive income (loss) before reclassifications	(25,490)	12,560	(12,930)
Amounts reclassified from accumulated other comprehensive loss (a)	2,514	0	2,514
Other comprehensive income (loss)	(22,976)	12,560	(10,416)
Balance at December 31, 2020	(92,771)	(80,393)	(173,164)
Other comprehensive income (loss) before reclassifications	89,194	(3,356)	85,838
Amounts reclassified from accumulated other comprehensive loss (a)	5,099	0	5,099
Other comprehensive income (loss)	94,293	(3,356)	90,937
Balance at December 31, 2021	$1,522	$(83,749)	$(82,227)
(a) The pension plan and other postretirement benefit components of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (income). See Note 18 for further information.

23. Recent Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" (ASU 2020-04), which provides guidance to alleviate the burden in accounting for reference rate reform by allowing certain expedients and exceptions in applying generally accepted accounting principles to contracts, hedging relationships, and other transactions impacted by reference rate reform. The provisions of ASU 2020-04 apply only to those transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. Adoption of the provisions of ASU 2020-04 is optional and is currently effective through December 31, 2022. We continue to evaluate the impact of ASU 2020-04 on our consolidated financial statements, but do not currently expect a significant impact.

24. Subsequent Event
In February 2022, we announced the redemption of the entire outstanding principal amount of our 4.10% senior notes due 2022. The redemption date is March 15, 2022. The aggregate principal amount of the 4.10% senior notes outstanding is $350 million. The redemption price will include 100% of the principal amount outstanding, accrued and unpaid interest on the notes, and the applicable premium as outlined in the Indenture dated December 20, 2012. The accrued and unpaid interest, as well as the applicable premium, will be calculated up to, but not including, the redemption date. We intend to use the net proceeds from the issuance of the 2.70% senior notes to fund the redemption of the 4.10% notes.

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
There has been no change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2021. The effectiveness of our internal control over financial reporting as of December 31, 2021, has been audited by PricewaterhouseCoopers LLP (PCAOB ID 238), an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.

ITEM 9B.    OTHER INFORMATION
None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our definitive Proxy Statement for our 2022 annual meeting of shareholders (Proxy Statement) under the headings entitled “Election of Directors,” “Committees of Our Board,” “Certain Relationships and Related Transactions,” and “Delinquent Section 16(a) Reports” and is included in Part I of this Form 10-K under the heading entitled “Information about our Executive Officers.”
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
The following table presents information as of December 31, 2021 with respect to equity compensation plans under which shares of our common stock are authorized for issuance.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by shareholders:
2014 Incentive Compensation and Stock Plan	0	$0	946,012
Equity compensation plans not approved by shareholders (b):	0	0	0
Total	0	$0	946,012
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

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income for each of the three years in the period ended December 31, 2021

Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2021

Consolidated Balance Sheets as of December 31, 2021 and 2020

Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 2021

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2021

Notes to Consolidated Financial Statements

(A)(2)	Financial Statement Schedules—none required

(A)(3)	Exhibits

	3.1	Articles of Incorporation Amended and Restated effective April 27, 2012 (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 1-32190) filed April 30, 2012)

	3.2	NewMarket Corporation Bylaws Amended and Restated effective August 6, 2015 (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 1- 32190) filed August 6, 2015)

	4.1	Description of Company's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, (incorporated by reference to Exhibit 4.1 to Form 10-K (File No. 1-32190) filed February 16, 2021)

4.2
Indenture, dated as of December 20, 2012, among NewMarket Corporation, the guarantors listed on the signature pages thereto and U.S. Bank National Association, as trustee, (incorporated by reference to Exhibit 4.1 to Form 8-K (File No. 1-32190) filed December 21, 2012)

	4.3	Form of 4.10% Senior Notes due 2022 (included in Exhibit 4.2) (incorporated by reference to Exhibit 4.1 to Form 8-K (File No. 1-32190) filed December 21, 2012)

	4.4	Registration Rights Agreement, dated as of December 20, 2012, among NewMarket Corporation, the guarantors listed on the signature pages thereto and J.P. Morgan Securities LLC and the other several initial purchasers of the Notes (incorporated by reference to Exhibit 4.3 to Form 8-K (File No. 1-32190) filed December 21, 2012)

	4.5	Indenture, dated as of March 18, 2021, between NewMarket Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to exhibit 4.1 to Form 8-K (File No. 1- 32190) filed March 18, 2021)

	4.6	First Supplemental Indenture, dated as of March 18, 2021, between NewMarket Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to exhibit 4.2 to Form 8-K (File No. 1- 32190) filed March 18, 2021)

	4.7	Form of 2.70% Senior Notes due 2031 (form included as Exhibit A to the First Supplemental Indenture (incorporated by reference to exhibit 4.3 to Form 8-K (File No. 1- 32190) filed March 18, 2021)

10.1	Note Purchase Agreement dated January 4, 2017, by and among NewMarket Corporation, The Prudential Life Insurance Company of America, The Gibraltar Life Insurance Co., Ltd, The Lincoln National Life Insurance Company and The Prudential Life Insurance Company, Ltd., (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32190) filed January 5, 2017)

10.2	First Amendment, dated as of October 10, 2017, to Note Purchase Agreement dated January 4, 2017, by and among NewMarket Corporation, The Prudential Insurance Company of America, The Gibraltar Life Insurance Co., Ltd, The Lincoln National Life Insurance Company and The Prudential Life Insurance Company, Ltd. (incorporated by reference to Exhibit 10.2 to Form 10-Q (file No. 1-32190) filed October 26, 2017)

10.3	Second Amendment, dated as of March 19, 2020, to the Note Purchase agreement dated January 4, 2017, by and among NewMarket Corporation, The Prudential Insurance Company of America, The Gibraltar Life Insurance Co., Ltd, The Lincoln National Life Insurance Company and The Prudential Life Insurance Company, Ltd (incorporated by reference to Exhibit 10.2 to Form 10-Q (file No. 1-32190) filed April 23, 2020)

10.4	2014 Incentive Compensation and Stock Plan (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32190) filed April 24, 2014)*

10.5	Excess Benefit Plan (incorporated by reference to Exhibit 10.4 to Ethyl Corporation’s Form 10-K (File No. 1-5112) filed February 25, 1993)*

10.6	Trust Agreement between Ethyl Corporation and Merrill Lynch Trust Company of America (incorporated by reference to Exhibit 4.5 to Ethyl Corporation’s Registration Statement on Form S-8 (Registration No. 333-60889) filed August 7, 1998)

10.7	NewMarket Corporation and Affiliates Bonus Plan (incorporated by reference to Exhibit 10.9 to Ethyl Corporation’s Form 10-K (File No. 1-5112) filed March 14, 2003)*

10.8	Indemnification Agreement, dated as of July 1, 2004 by and among NewMarket Corporation, Ethyl Corporation and Afton Chemical Corporation (incorporated by reference to Exhibit 10.5 to Form 10-Q (File No. 1-32190) filed August 5, 2004)

10.9	Services Agreement, dated as of July 1, 2004, by and between NewMarket Services Corporation and Afton Chemical Corporation (incorporated by reference to Exhibit 10.2 to Form 10-Q (File No. 1-32190) filed November 5, 2004)

10.10	Services Agreement, dated as of July 1, 2004, by and between NewMarket Services Corporation and Ethyl Corporation (incorporated by reference to Exhibit 10.3 to Form 10-Q (File No. 1-32190) filed November 5, 2004)

10.11	Services Agreement, dated as of July 1, 2004, by and between NewMarket Services Corporation and NewMarket Corporation (incorporated by reference to Exhibit 10.4 to Form 10-Q (File No. 1-32190) filed November 5, 2004)

10.12	Base Salaries of Named Executive Officers*

10.13	Summary of Directors’ Compensation (incorporated by reference to Exhibit 10.1 to Form 10-Q (1-32190) filed October 26, 2021)*

10.14	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.13 to Form 10-K (File No. 1-32190) filed February 19, 2019)*

10.15	Credit Agreement, dated as of March 5, 2020, by and among the Company and the Foreign Subsidiary Borrowers party thereto; the Lenders party thereto; JPMorgan Chase Bank, N.A., as Administrative Agent; Bank of America, N.A., as Syndication Agent; U.S. Bank National Association, Citibank, N.A., Wells Fargo Bank, National Association, and DBS Bank Ltd., as Co-Documentation Agents; and Bank of the West and TD Bank, N.A., as Senior Managing Agents (incorporated by reference to Exhibit 10.1 to Form 8-K (file No. 1-32190) filed March 11, 2020)

10.16	Form of Performance Stock Award Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32190) filed February 26, 2018)*

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Thomas E. Gottwald

31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Brian D. Paliotti

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Thomas E. Gottwald

32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Brian D. Paliotti

101	XBRL Instance Document and Related Items
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
(Thomas E. Gottwald, Chairman of the Board, President, and Chief Executive Officer)
Date: February 15, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 15, 2022.

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