Form 10-Q
period 2022-03-31
NEWMARKET CORP
filed 2022-04-28
CIK 1282637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Yes  ☐ No  ☒
Number of shares of common stock, with no par value, outstanding as of March 31, 2022: 10,254,703

NEWMARKET CORPORATION

INDEX

PART I.    FINANCIAL INFORMATION
ITEM 1.     Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(in thousands, except per-share amounts)	Three Months Ended March 31,
	2022	2021
Net sales	$662,552	$566,615
Cost of goods sold	507,389	404,862
Gross profit	155,163	161,753
Selling, general, and administrative expenses	35,622	36,915
Research, development, and testing expenses	36,251	36,337
Operating profit	83,290	88,501
Interest and financing expenses, net	9,406	6,343
Loss on early extinguishment of debt	7,545	0
Other income (expense), net	7,168	7,212
Income before income tax expense	73,507	89,370
Income tax expense	14,189	19,658
Net income	$59,318	$69,712
Earnings per share - basic and diluted	$5.75	$6.38
Cash dividends declared per share	$2.10	$1.90
See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(in thousands)	Three Months Ended March 31,
	2022	2021
Net income	$59,318	$69,712
Other comprehensive income (loss):
Pension plans and other postretirement benefits:
Amortization of prior service cost (credit) included in net periodic benefit cost (income), net of income tax expense (benefit) of $(156) in 2022, and $(159) in 2021	(496)	(491)
Actuarial net gain (loss) arising during the period, net of income tax expense (benefit) of $7 in 2022, and $(219) in 2021	16	(657)
Amortization of actuarial net loss (gain) included in net periodic benefit cost (income), net of income tax expense (benefit) of $175 in 2022, and $529 in 2021	539	1,790
Total pension plans and other postretirement benefits	59	642
Foreign currency translation adjustments, net of income tax expense (benefit) of $1,131 in 2022, and $(464) in 2021	(3,102)	467
Other comprehensive income (loss)	(3,043)	1,109
Comprehensive income	$56,275	$70,821
See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share amounts)	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$84,550	$83,304
Marketable securities	0	375,918
Trade and other accounts receivable, less allowance for credit losses	464,510	391,779
Inventories	524,091	498,539
Prepaid expenses and other current assets	41,183	38,633
Total current assets	1,114,334	1,388,173
Property, plant, and equipment, net	671,327	676,770
Intangibles (net of amortization) and goodwill	127,356	127,752
Prepaid pension cost	245,751	242,604
Operating lease right-of-use assets	69,294	68,402
Deferred charges and other assets	53,491	54,735
Total assets	$2,281,553	$2,558,436
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$290,846	$246,097
Accrued expenses	73,401	85,103
Dividends payable	16,418	16,648
Income taxes payable	7,781	4,442
Operating lease liabilities	16,174	15,709
Current portion of long-term debt	0	349,434
Other current liabilities	7,079	7,654
Total current liabilities	411,699	725,087
Long-term debt	841,074	789,853
Operating lease liabilities-noncurrent	53,096	52,591
Other noncurrent liabilities	215,594	228,776
Total liabilities	1,521,463	1,796,307
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common stock and paid-in capital (with no par value; authorized shares - 80,000,000; issued and outstanding shares - 10,254,703 at March 31, 2022 and 10,362,722 at December 31, 2021)	0	0
Accumulated other comprehensive loss	(85,270)	(82,227)
Retained earnings	845,360	844,356
Total shareholders' equity	760,090	762,129
Total liabilities and shareholders’ equity	$2,281,553	$2,558,436
See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in thousands, except share and per-share amounts)	Common Stock and Paid-in Capital		Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2020	10,921,377	$717	$(173,164)	$932,271	$759,824
Net income				69,712	69,712
Other comprehensive income (loss)			1,109		1,109
Cash dividends ($1.90 per share)				(20,763)	(20,763)
Stock-based compensation	6,777	473			473
Balance at March 31, 2021	10,928,154	$1,190	$(172,055)	$981,220	$810,355

Balance at December 31, 2021	10,362,722	$0	$(82,227)	$844,356	$762,129
Net income				59,318	59,318
Other comprehensive income (loss)			(3,043)		(3,043)
Cash dividends ($2.10 per share)				(21,570)	(21,570)
Repurchases of common stock	(115,796)	(597)		(36,750)	(37,347)
Stock-based compensation	7,777	597		6	603
Balance at March 31, 2022	10,254,703	$0	$(85,270)	$845,360	$760,090
See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands)	Three Months Ended March 31,
	2022	2021
Cash and cash equivalents at beginning of year	$83,304	$125,172
Cash flows from operating activities:
Net income	59,318	69,712
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	21,072	20,631
Deferred income tax (benefit) expense	(12,135)	2,455
Loss on early extinguishment of debt	7,545	0
Working capital changes	(66,987)	(41,421)
Loss on marketable securities	2,977	0
Cash pension and postretirement contributions	(2,099)	(2,577)
Other, net	(2,910)	571
Cash provided from (used in) operating activities	6,781	49,371
Cash flows from investing activities:
Capital expenditures	(12,612)	(20,524)
Purchases of marketable securities	(787)	0
Proceeds from sales and maturities of marketable securities	372,846	0
Cash provided from (used in) investing activities	359,447	(20,524)
Cash flows from financing activities:
Redemption of 4.10% senior notes	(350,000)	0
Net borrowings under revolving credit facility	51,000	0
Issuance of 2.70% senior notes	0	395,052
Dividends paid	(21,570)	(20,763)
Repurchases of common stock	(37,347)	0
Cash costs of 4.10% senior notes redemption	(7,099)	0
Debt issuance costs	0	(2,932)
Other, net	(833)	(1,915)
Cash provided from (used in) financing activities	(365,849)	369,442
Effect of foreign exchange on cash and cash equivalents	867	(1,056)
Increase in cash and cash equivalents	1,246	397,233
Cash and cash equivalents at end of period	$84,550	$522,405
See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Financial Statement Presentation
In the opinion of management, the accompanying consolidated financial statements of NewMarket Corporation and its subsidiaries contain all necessary adjustments for the fair presentation of, in all material respects, our consolidated financial position as of March 31, 2022 and December 31, 2021, and our consolidated results of operations, comprehensive income, and changes in shareholders' equity for the three months ended March 31, 2022 and March 31, 2021, and our cash flows for the three months ended March 31, 2022 and March 31, 2021. All adjustments are of a normal, recurring nature, unless otherwise disclosed. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the NewMarket Corporation Annual Report on Form 10-K for the year ended December 31, 2021 (2021 Annual Report), as filed with the Securities and Exchange Commission (SEC). The results of operations for the three month period ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022. The December 31, 2021 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
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

The following table provides information on our net sales by geographic area. Information on net sales by segment is in Note 3.

	Three Months Ended March 31,
(in thousands)	2022	2021
Net sales
United States	$224,688	$170,324
China	52,703	73,988
Europe, Middle East, Africa, India	195,987	176,650
Asia Pacific, except China	104,841	82,597
Other foreign	84,333	63,056
Net sales	$662,552	$566,615

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. Segment Information
The tables below show our consolidated segment results. The “All other” category includes the operations of the antiknock compounds business, as well as certain contracted manufacturing and services associated with Ethyl Corporation (Ethyl).
Net Sales by Segment

	Three Months Ended March 31,
(in thousands)	2022	2021
Petroleum additives
Lubricant additives	$570,042	$494,556
Fuel additives	90,262	70,342
Total	660,304	564,898
All other	2,248	1,717
Net sales	$662,552	$566,615
Segment Operating Profit

	Three Months Ended March 31,
(in thousands)	2022	2021
Petroleum additives	$86,922	$94,071
All other	98	(664)
Segment operating profit	87,020	93,407
Corporate, general, and administrative expenses	(3,890)	(4,312)
Interest and financing expenses, net	(9,406)	(6,343)
Loss on early extinguishment of debt	(7,545)	0
Other income (expense), net	7,328	6,618
Income before income tax expense	$73,507	$89,370

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4.    Pension Plans and Other Postretirement Benefits
The table below shows cash contributions made during the three months ended March 31, 2022, as well as the remaining cash contributions we expect to make during the year ending December 31, 2022, for our domestic and foreign pension plans and domestic postretirement benefit plan.

(in thousands)	Actual Cash Contributions for Three Months Ended March 31, 2022	Expected Remaining Cash Contributions for Year Ending December 31, 2022
Domestic plans
Pension benefits	$620	$1,859
Postretirement benefits	365	1,094
Foreign plans
Pension benefits	1,114	5,123
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

	Domestic
	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,
(in thousands)	2022	2021	2022	2021
Service cost	$4,856	$4,814	$260	$250
Interest cost	3,389	3,241	289	292
Expected return on plan assets	(10,940)	(9,670)	(204)	(233)
Amortization of prior service cost (credit)	68	68	(757)	(757)
Amortization of actuarial net (gain) loss	536	1,390	8	12
Net periodic benefit cost (income)	$(2,091)	$(157)	$(404)	$(436)

	Foreign
	Pension Benefits
	Three Months Ended March 31,
(in thousands)	2022	2021
Service cost	$2,360	$2,757
Interest cost	1,098	827
Expected return on plan assets	(2,635)	(2,666)
Amortization of prior service cost (credit)	37	38
Amortization of actuarial net (gain) loss	169	901
Net periodic benefit cost (income)	$1,029	$1,857

5.    Earnings Per Share
We had 34,349 shares of nonvested restricted stock at March 31, 2022 and 26,728 shares of nonvested restricted stock at March 31, 2021 that were excluded from the calculation of diluted earnings per share, as their effect on earnings per share would be anti-dilutive.

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

	Three Months Ended March 31,
(in thousands, except per-share amounts)	2022	2021
Earnings per share numerator:
Net income attributable to common shareholders before allocation of earnings to participating securities	$59,318	$69,712
Earnings allocated to participating securities	175	153
Net income attributable to common shareholders after allocation of earnings to participating securities	$59,143	$69,559
Earnings per share denominator:
Weighted-average number of shares of common stock outstanding - basic and diluted	10,290	10,901
Earnings per share - basic and diluted	$5.75	$6.38

6. Marketable Securities
During 2021, NewMarket invested in both debt, which was designated as trading, and equity marketable securities. Subsequently, during the first three months of 2022, we sold all of the marketable securities. While held, the marketable securities were recorded on a settlement date basis at estimated fair value and were classified as current assets in the Consolidated Balance Sheets. Gains and losses, as well as the investment income attributable to the debt and equity securities, are reported in Other income (expense), net in the Consolidated Statements of Income. The debt securities had a cost basis of $50 million and the equity securities had a cost basis of $334 million at December 31, 2021. At March 31, 2022 the cost basis for all marketable securities was zero.

The following table provides information on the fair value of the marketable securities, as well as the related level within the fair value hierarchy. The estimated fair value of debt securities was based on reported trades of the debt security adjusted for other observable market data including, but not limited to, benchmark yield curves, market-based quotes of similar assets, and other market-corroborated inputs. The estimated fair value of equity securities was based on actively quoted market prices.

	December 31, 2021
		Fair Value Measurements Using
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Debt securities
Corporate bonds	$48,727	$0	$48,727	$0
Equity securities
U.S. government income mutual fund	327,191	327,191	0	0
Total marketable securities	$375,918	$327,191	$48,727	$0

7.        Inventories

	March 31,	December 31,
(in thousands)	2022	2021
Finished goods and work-in-process	$420,356	$393,778
Raw materials	85,357	86,856
Stores, supplies, and other	18,378	17,905
	$524,091	$498,539

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8.    Intangibles (Net of Amortization) and Goodwill
The net carrying amount of intangibles and goodwill was $127 million at March 31, 2022 and $128 million at December 31, 2021. The gross carrying amount and accumulated amortization of each type of intangible asset and goodwill are presented in the table below.

	March 31, 2022		December 31, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Formulas and technology	$6,200	$4,908	$6,200	$4,650
Contract	2,000	1,050	2,000	1,000
Customer bases	5,440	4,207	5,440	4,160
Goodwill	123,881		123,922
	$137,521	$10,165	$137,562	$9,810

All of the intangibles relate to the petroleum additives segment. The change in the gross carrying amount between December 31, 2021 and March 31, 2022 is due to foreign currency fluctuation. There is no accumulated goodwill impairment.
Amortization expense was (in thousands):

Three months ended March 31, 2022	355
Three months ended March 31, 2021	721
Estimated amortization expense for the remainder of 2022, as well as estimated annual amortization expense related to our intangible assets for the next five years, is expected to be (in thousands):

2022	$1,068
2023	907
2024	390
2025	390
2026	390
2027	190
We amortize the contract over 10 years; the customer base over 20 years; and formulas and technology over 6 years.

9.    Long-term Debt

(in thousands)	March 31, 2022	December 31, 2021
Senior notes - 2.70% due 2031 (net of related deferred financing costs)	$392,074	$391,853
Senior notes - 3.78% due 2029	250,000	250,000
Senior notes - 4.10% due 2022 (net of related deferred financing costs)	0	349,434
Revolving credit facility	199,000	148,000
	841,074	1,139,287
Less: Current maturity of 4.10% senior notes	0	349,434
	$841,074	$789,853
Senior Notes - The outstanding 2.70% senior notes, which were issued in 2021, are unsecured with an aggregate principal amount of $400 million. The offer and sale of the notes were registered under the Securities Act of 1933, as amended.

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The outstanding 3.78% senior notes are unsecured and were issued in a 2017 private placement with The Prudential Insurance Company of America and certain other purchasers.
On March 15, 2022 we redeemed the 4.10% senior notes at a redemption price of 100% of the principal amount of $350 million plus the accrued and unpaid interest on the notes and the applicable premium as outlined in the Indenture dated December 20, 2012. The 4.10% senior notes were due December 2022. We recognized a loss of $7.5 million on the early extinguishment including cash paid of $7.1 million for the premium on the early redemption and a write-off of $0.4 million of unamortized deferred financing costs.
We were in compliance with all covenants under all issuances of outstanding senior notes as of March 31, 2022 and December 31, 2021.
Revolving Credit Facility - The revolving credit facility has a borrowing capacity of $900 million, a term of five years, and matures on March 5, 2025. The obligations under the revolving credit facility are unsecured and are fully and unconditionally guaranteed by NewMarket.
The average interest rate for borrowings under the credit agreement was 1.8% during the first three months of 2022 and 1.6% during the full year of 2021. We were in compliance with all covenants under the revolving credit facility as of March 31, 2022 and December 31, 2021.
Outstanding borrowings under the revolving credit facility amounted to $199 million at March 31, 2022 and $148 million at December 31, 2021. Outstanding letters of credit amounted to approximately $2 million at March 31, 2022 and at December 31, 2021. The unused portion of the credit facility amounted to $699 million as of March 31, 2022 and $750 million at December 31, 2021.

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
Environmental
We are involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination, disposal of hazardous waste, and other environmental matters at several of our current or former facilities, or at third-party sites where we have been designated as a potentially responsible party (PRP). While we believe we are currently adequately accrued for known environmental issues, it is possible that unexpected future costs could have a significant impact on our consolidated financial position, results of operations, and cash flows. Our total accruals for environmental remediation, dismantling, and decontamination were approximately $10 million at March 31, 2022 and $11 million at December 31, 2021. Of the total accrual, the current portion is included in accrued expenses and the noncurrent portion is included in other noncurrent liabilities on the Condensed Consolidated Balance Sheets.
Our more significant environmental sites include a former plant site in Louisiana and a Houston, Texas plant site. Together, the amounts accrued on a discounted basis related to these sites represented approximately $8 million of the total accrual above at both March 31, 2022 and December 31, 2021, using discount rates ranging from 3% to 9% for both periods. The aggregate undiscounted amount for these sites was $10 million at both March 31, 2022 and December 31, 2021.

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11.    Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
The balances of, and changes in, the components of accumulated other comprehensive loss, net of tax, consist of the following:

(in thousands)	Pension Plans and Other Postretirement Benefits	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2020	$(92,771)	$(80,393)	$(173,164)
Other comprehensive income (loss) before reclassifications	(657)	467	(190)
Amounts reclassified from accumulated other comprehensive loss (a)	1,299	0	1,299
Other comprehensive income (loss)	642	467	1,109
Balance at March 31, 2021	$(92,129)	$(79,926)	$(172,055)

Balance at December 31, 2021	$1,522	$(83,749)	$(82,227)
Other comprehensive income (loss) before reclassifications	16	(3,102)	(3,086)
Amounts reclassified from accumulated other comprehensive loss (a)	43	0	43
Other comprehensive income (loss)	59	(3,102)	(3,043)
Balance at March 31, 2022	$1,581	$(86,851)	$(85,270)
(a) The pension plan and other postretirement benefit components of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (income). See Note 4 in this Quarterly Report on Form 10-Q and Note 18 in our 2021 Annual Report for further information.

12.    Fair Value Measurements
The carrying amount of cash and cash equivalents in the Consolidated Balance Sheets, as well as the fair value, was $85 million at March 31, 2022 and $83 million at December 31, 2021. The fair value is classified as Level 1 in the fair value hierarchy.
No material events occurred during the three months ended March 31, 2022 requiring adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.
Long-term debt – We record the carrying amount of our long-term debt at historical cost, less deferred financing costs related to our publicly traded senior notes. The estimated fair value of our long-term debt is shown in the table below and is based primarily on estimated current rates available to us for debt of the same remaining duration and adjusted for nonperformance risk and credit risk. The estimated fair value of our publicly-traded senior notes included in the table below is based on the last quoted price closest to March 31, 2022. The fair value of our debt instruments are classified as Level 2.

	March 31, 2022		December 31, 2021
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current maturities	$841,074	$817,137	$1,139,287	$1,178,066

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
Factors that could cause actual results to differ materially from expectations include, but are not limited to, the availability of raw materials and distribution systems; disruptions at production facilities, including single-sourced facilities; hazards common to chemical businesses; the ability to respond effectively to technological changes in our industry; failure to protect our intellectual property rights; sudden, sharp, or prolonged raw material price increases; competition from other manufacturers; current and future governmental regulations; the gain or loss of significant customers; failure to attract and retain a highly-qualified workforce; an information technology system failure or security breach; the occurrence or threat of extraordinary events, including natural disasters, terrorist attacks, wars, and health-related epidemics such as the COVID-19 pandemic; risks related to operating outside of the United States; political, economic, and regulatory factors concerning our products; the impact of substantial indebtedness on our operational and financial flexibility; the impact of fluctuations in foreign exchange rates; resolution of environmental liabilities or legal proceedings; limitation of our insurance coverage; our inability to realize expected benefits from investment in our infrastructure or from future acquisitions, or our inability to successfully integrate future acquisitions into our business; the underperformance of our pension assets resulting in additional cash contributions to our pension plans; and other factors detailed from time to time in the reports that NewMarket files with the SEC, including the risk factors in Item 1A. “Risk Factors” of our 2021 Annual Report, which is available to shareholders upon request.
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

Overview
When comparing the results of the petroleum additives segment for the first three months of 2022 with the first three months of 2021, net sales increased 16.9% primarily due to higher selling prices, as well as higher product shipments, which were partially offset by an unfavorable foreign currency impact. Petroleum additives operating profit was 7.6% lower when comparing the first three months of 2022 with the first three months of 2021, reflecting significantly higher raw material costs, as well as higher operating costs, partially offset by higher selling prices and improved product shipments.
During the first three months of 2022, we repurchased 115,796 shares of our common stock for a total of $37.3 million. We also redeemed our 4.10% senior notes and sold all of our marketable securities.
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

Impact of the Current Economic Environment
The current economic environment in which we operate is characterized by steadily rising costs, including raw material costs, limitations on certain supply availability, and a challenging supply chain network and transportation system. Because of our active business continuity process and global network, we have continued to substantially manage through these factors during the first three months of the year and have delivered product to our customers. We do not currently expect the supply chain network disruptions to be long-term in nature, but we cannot predict how the current economic environment may evolve over the coming months or how long the supply chain network disruptions may last. We will continue working with our customers to deliver product, but at the same time, we also expect to be challenged by these ongoing economic factors as we manage our business throughout the rest of the year.

In addition to the general inflationary environment in which we operate, the Russia-Ukraine war has introduced additional challenges to our business. While this conflict did not have a material impact on our financial results for the first three months of 2022, numerous countries have imposed sanctions against Russia. We are complying with these sanctions and are evaluating this evolving situation to assess its impact on our business.
Despite the challenging economic environment, our financial position remains strong. We have sufficient access to capital, if needed, and do not anticipate any issues with meeting the covenants for all our debt agreements. Our major capital projects are continuing to progress substantially as planned.
The chemical industry and our products are essential for transportation of goods and services. Our business continuity planning process focuses our efforts on managing through this challenging time and helping our customers do the same.

Results of Operations
Net Sales
Consolidated net sales for the first three months of 2022 totaled $662.6 million, representing an increase of $95.9 million, or 16.9%, from the first three months of 2021. The following table shows net sales by segment and product line.

	Three Months Ended March 31,
(in millions)	2022	2021
Petroleum additives
Lubricant additives	$570.0	$494.6
Fuel additives	90.3	70.3
Total	660.3	564.9
All other	2.3	1.7
Net sales	$662.6	$566.6
Petroleum Additives Segment
The regions in which we operate include North America (the United States and Canada), Latin America (Mexico, Central America, and South America), Asia Pacific, and the EMEAI region. While there is some fluctuation, the percentage of net sales generated in the regions remained fairly consistent when comparing the first three months of 2022 with the same period in 2021, as well as with the full year in 2021.
Petroleum additives net sales for the first three months of 2022 were $660.3 million compared to $564.9 million for the first three months of 2021, an increase of 16.9%. The increase was across all regions with North America representing around 60% of the increase, both the EMEAI and Latin America regions representing about 20%, and net sales for the Asia Pacific region nearly unchanged when comparing the three months periods of 2022 and 2021.
The following table details the approximate components of the increase in petroleum additives net sales between the first three months of 2022 and 2021.

(in millions)	Three Months
Period ended March 31, 2021	$564.9
Lubricant additives shipments	(0.4)
Fuel additives shipments	2.6
Selling prices	102.3
Foreign currency impact, net	(9.1)
Period ended March 31, 2022	$660.3
When comparing the first three months periods of 2022 and 2021, petroleum additives shipments accounted for a $2.2 million increase in net sales. Selling prices improved during the first three months of 2022 over the same period in 2021 contributing a favorable impact to net sales of $102.3 million. The favorable impact from shipments and improved selling prices was partially offset by an unfavorable impact from foreign currency exchange rates. The United States Dollar strengthened against most of the major currencies in which we transact when comparing the first three months of 2022 and 2021 resulting in an unfavorable impact to petroleum additives net sales for the three months comparative periods. The unfavorable impact was predominantly due to changes in the Euro and Japanese Yen exchange rates.

On a worldwide basis, the volume of product shipments for petroleum additives increased 2.3% when comparing the first three months of 2022 and 2021. The increases in product shipments for both lubricant additives and fuel additives was across all regions except for the Asia Pacific Region, which experienced decreases in both product lines. North America contributed most of the increase in product shipments for both lubricant additives and fuel additives. While there was an increase in lubricant additives product shipments on a global basis, due to the mix of products sold within the product line, lubricant additives had a small unfavorable impact on net sales as shown in the table above.
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
The following table reports segment operating profit for the three months ended March 31, 2022 and March 31, 2021.

	Three Months Ended March 31,
(in millions)	2022	2021
Petroleum additives	$86.9	$94.1
All other	$0.1	$(0.7)
Petroleum Additives Segment
Petroleum additives segment gross profit decreased $7.6 million and operating profit decreased $7.2 million when comparing the first three months of 2022 to the first three months of 2021. Cost of goods sold as a percentage of net sales was 76.6% for the first three months of 2022 and 71.3% for the first three months of 2021. The operating profit margin was 13.2% for the first three months of 2022 as compared to 16.7% for the first three months of 2021. For the rolling four quarters ended March 31, 2022, the operating profit margin for petroleum additives was 11.2%.
When comparing the first three months of 2022 and 2021, both gross profit and operating profit included the impact of significantly higher raw material costs, as well as an unfavorable impact from conversion costs. These were partially offset by the impact of improved selling prices and product shipments as discussed above, as well as a favorable foreign currency transaction and translation impact.
Throughout most of 2021, we experienced declining operating margins due mainly to the prolonged period of escalating raw material costs. While raw material costs, along with other operating costs, have continued to increase in 2022, we have been able to make adjustments to selling prices to offset some of the raw material and operating cost increases. We continue to experience a lag between when price increases go into effect and when margin recovery begins. This lag will continue until raw material costs and other operating costs, including higher costs resulting from the worldwide supply chain disruptions, stabilize.
In this uncertain economic environment of continuing increasing costs, operating profit margins remain a priority for us. Margin recovery and cost control will be priorities throughout this year with the goal of returning to our historical profit margin range. While operating margins will fluctuate from quarter to quarter due to multiple factors, we believe the fundamentals of our business and industry as a whole are unchanged.
Petroleum additives selling, general, and administrative expenses (SG&A) for the first three months of 2022 were $0.5 million lower as compared to the first three months of 2021. SG&A as a percentage of net sales was 4.7% for the first three months of 2022 and 5.6% for the first three months of 2021. Our SG&A costs are primarily personnel-related and include salaries, benefits, and other costs associated with our workforce, including travel-related expenses. While personnel-related costs fluctuate from period to period, there were no significant changes in the drivers of these costs when comparing the periods.
Our investment in petroleum additives research, development, and testing (R&D) was substantially unchanged when comparing the first three months periods of 2022 and 2021. As a percentage of net sales, R&D was 5.5% for the first three months of 2022, and 6.4% for the first three months of 2021. Our R&D investments reflect our efforts to support the development of solutions that meet our customers' needs, meet new and evolving standards, and support our expansion into new product areas. Our approach to R&D investments, as it is with SG&A, is one of purposeful spending on programs to support our current product base and to ensure that we develop products to support our customers' programs in the future. R&D investments include personnel-related costs, as well as costs for internal and external testing of our products.

The following discussion references certain captions on the Consolidated Statements of Income.

Interest and Financing Expenses, Net
Interest and financing expenses were $9.4 million for the first three months of 2022 and $6.3 million for the first three months of 2021. The increase resulted primarily from higher outstanding debt during the 2022 period, along with higher amortization and fees, as well as lower capitalized interest when comparing the first three months of 2022 and the first three months of 2021. A lower average interest rate partially offset these unfavorable impacts.

Other Income (Expense), Net
Other income (expense), net was income of $7.2 million for both the first three months of 2022 and 2021. The amounts for both the 2022 and 2021 periods primarily reflect the components of net periodic benefit cost (income), except for service cost, from defined benefit pension and postretirement plans. See Note 4 for further information on total periodic benefit cost (income). The 2022 period also included investment income of $1.1 million, as well as a loss on marketable securities of $3.0 million.

Income Tax Expense
Income tax expense was $14.2 million for the first three months of 2022 and $19.7 million for the first three months of 2021. The effective tax rate was 19.3% for the first three months of 2022 and 22.0% for the first three months of 2021. Income tax expense decreased $3.5 million due to lower income before income tax expense with the remaining $2.0 million of the difference caused by the lower effective tax rate.
The decrease in the effective tax rate for the first three months comparison was primarily driven by the impact of research and development expense capitalization in 2022 on the foreign derived intangible income deduction and the impact of having less projected United States interest expense in 2022 as compared to 2021 on the calculation of the allowable global intangible low-taxed income foreign tax credits.

Cash Flows, Financial Condition, and Liquidity
Cash and cash equivalents at March 31, 2022 were $84.6 million, which was an increase of $1.2 million since December 31, 2021.
Cash and cash equivalents held by our foreign subsidiaries amounted to $81.5 million at March 31, 2022 and $81.1 million at December 31, 2021. Periodically, we repatriate cash from our foreign subsidiaries to the United States through intercompany dividends and loans. We do not anticipate significant tax consequences from future distributions of foreign earnings.
A portion of our foreign cash balances is associated with earnings that we have asserted are indefinitely reinvested. We plan to use these indefinitely reinvested earnings to support growth outside of the United States through funding of operating expenses, research and development expenses, capital expenditures, and other cash needs of our foreign subsidiaries.
We expect that cash from operations, together with borrowing available under our revolving credit facility, will continue to be sufficient to cover our operating needs and planned capital expenditures for both a short-term and long-term horizon.
Cash Flows – Operating Activities
Cash flows provided from operating activities for the first three months of 2022 were $6.8 million, adjusted for the use of $67.0 million to fund higher working capital requirements. The $67.0 million used for working capital excluded a small unfavorable foreign currency impact to the components of working capital on the balance sheet.
The most significant changes in working capital included a decrease in marketable securities, as well as increases in accounts receivable, inventory, and accounts payable. During the first three months of 2022, we sold all of our marketable securities. See Note 6 for further information. The increase in accounts receivable balances when comparing March 31, 2022 with the end of 2021 was primarily the result of increased shipment volumes along with higher sales prices. The increase in inventory was primarily caused by higher raw material costs, as well as an increase in quantities to meet customer demand. The increase in accounts payable reflected higher raw material and operating costs and normal fluctuations across the regions due to timing.
Including cash and cash equivalents, as well as the impact of changes in foreign currency exchange rates on the balance sheet, we had total working capital of $702.6 million at March 31, 2022 and $663.1 million at December 31, 2021. The current ratio was 2.71 to 1 at March 31, 2022 and 1.91 to 1 at December 31, 2021.

Cash Flows – Investing Activities
Cash provided from investing activities totaled $359.4 million during the first three months of 2022 primarily representing the proceeds from the sale of marketable securities of $372.8 million. See Note 6 for further information. Capital expenditures for the first three months of 2022 were $12.6 million. We currently expect that our total capital spending during 2022 will be in the $65 million to $75 million range and will include several improvements to our manufacturing and R&D infrastructure around the world. We expect to continue to finance capital spending through cash on hand and cash provided from operations, together with borrowing available under our revolving credit facility.
Cash Flows – Financing Activities
Cash used in financing activities during the first three months of 2022 amounted to $365.8 million. These cash flows included $350.0 million for the redemption of the 4.10% senior notes along with $7.1 million of costs related to the redemption (see Debt discussion below), $37.3 million for repurchases of our common stock, and cash dividends of $21.6 million. We also borrowed an additional $51.0 million on the revolving credit facility.
Debt
Our long-term debt was $841.1 million at March 31, 2022 compared to $1.1 billion at December 31, 2021.
On March 15, 2022, we redeemed the 4.10% senior notes at a redemption price of 100% of the principal amount of $350 million plus the accrued and unpaid interest on the notes and the applicable premium as outlined in the Indenture dated December 20, 2012. The 4.10% senior notes were due December 2022. We recognized a loss of $7.5 million on the early extinguishment including cash paid of $7.1 million for the premium on the early redemption and a write-off of $0.4 million of unamortized deferred financing costs.
See Note 9 for additional information on the 2.70% senior notes, 3.78% senior notes, 4.10% senior notes, and revolving credit facility, including the unused portion of our revolving credit facility.
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
The revolving credit facility contains financial covenants that require NewMarket to maintain a consolidated Leverage Ratio (as defined in the agreement) of no more than 3.75 to 1.00, except during an Increased Leverage Period (as defined in the agreement) at the end of each quarter. At March 31, 2022, the Leverage Ratio was 2.57 under the revolving credit facility.
At March 31, 2022, we were in compliance with all covenants under the 3.78% senior notes, 2.70% senior notes, and revolving credit facility.
As a percentage of total capitalization (total long-term debt and shareholders’ equity), our total long-term debt percentage decreased from 59.9% at December 31, 2021 to 52.5% at March 31, 2022. The change in the percentage resulted primarily from the repayment of the 4.10% senior notes, partially offset by the increase in outstanding revolving credit facility borrowings and the decrease in shareholders' equity. The change in shareholders’ equity primarily reflects our earnings offset by dividend payments, the repurchases of our common stock, and the impact of foreign currency translation adjustments along with the changes in the funded position of our defined benefit plans. Generally, we repay any outstanding long-term debt with cash from operations or refinancing activities.

Critical Accounting Policies and Estimates
This Form 10-Q and our 2021 Annual Report include discussions of our accounting policies, as well as methods and estimates used in the preparation of our financial statements. We also provided a discussion of Critical Accounting Policies and Estimates in our 2021 Annual Report.
There have been no significant changes in our critical accounting policies and estimates from those reported in our 2021 Annual Report.

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

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk
At March 31, 2022, there were no material changes in our market risk from the information provided in the 2021 Annual Report except for a change in marketable securities price risk due to the sale of all outstanding securities and interest rate risk due to higher outstanding borrowings on the revolving credit facility.
At March 31, 2022, we had $199 million outstanding variable rate debt under the revolving credit facility. Holding all other variables constant, if the variable portion of the interest rates hypothetically increased 10%, the effect on our earnings and cash flow would be approximately $1.2 million higher than at December 31, 2021.
A hypothetical 100 basis point decrease in interest rates, holding all other variables constant, would have resulted in a change of $47 million in the fair value of our debt at March 31, 2022.

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
There has been no change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION
ITEM 1.     Legal Proceedings
There have been no material changes to our legal proceedings as disclosed in "Legal Proceedings" in Item 3 of Part I of the 2021 Annual Report.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds
On October 28, 2021, our Board of Directors approved a share repurchase program authorizing management to repurchase up to $500 million of NewMarket's outstanding common stock until December 31, 2024, as market conditions warrant and covenants under our existing debt agreements permit. We may conduct the share repurchases in the open market, in privately negotiated transactions, through block trades, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. The repurchase program does not require the Company to acquire any specific number of shares and may be terminated or suspended at any time. At March 31, 2022, approximately $444 million remained available under the 2021 authorization.
The following table outlines the purchases during the first quarter of 2022 under these authorizations.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31	15,359	$333.89	15,359	$476,686,367
February 1 to February 28	44,214	317.31	44,214	462,656,920
March 1 to March 31	56,223	323.52	56,223	444,467,566
Total	115,796	$322.52	115,796	$444,467,566

ITEM 6.     Exhibits

Exhibit 3.1	Articles of Incorporation Amended and Restated effective April 27, 2012 (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 1-32190) filed April 30, 2012)
Exhibit 3.2	NewMarket Corporation Bylaws Amended and Restated effective August 6, 2015 (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 1- 32190) filed August 6, 2015)
Exhibit 31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald
Exhibit 31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Brian D. Paliotti
Exhibit 32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald
Exhibit 32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Brian D. Paliotti
Exhibit 101	Inline XBRL Instance Document and Related Items (the instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document)
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMARKET CORPORATION
(Registrant)

Date: April 28, 2022	By: /s/ Brian D. Paliotti
Brian D. Paliotti
Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: April 28, 2022	By: /s/ William J. Skrobacz
William J. Skrobacz
Controller
(Principal Accounting Officer)