Form 10-Q
period 2022-06-30
NEWMARKET CORP
filed 2022-08-03
CIK 1282637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Yes  ☐ No  ☒
Number of shares of common stock, with no par value, outstanding as of July 31, 2022: 10,013,045

NEWMARKET CORPORATION

INDEX

PART I.    FINANCIAL INFORMATION
ITEM 1.     Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(in thousands, except per-share amounts)	Second Quarter Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales	$723,639	$590,721	$1,386,191	$1,157,336
Cost of goods sold	566,163	449,722	1,073,552	854,584
Gross profit	157,476	140,999	312,639	302,752
Selling, general, and administrative expenses	38,489	34,735	74,111	71,650
Research, development, and testing expenses	35,396	35,517	71,647	71,854
Operating profit	83,591	70,747	166,881	159,248
Interest and financing expenses, net	7,084	8,869	16,490	15,212
Loss on early extinguishment of debt	0	0	7,545	0
Other income (expense), net	9,101	5,180	16,269	12,392
Income before income tax expense	85,608	67,058	159,115	156,428
Income tax expense	19,136	15,106	33,325	34,764
Net income	$66,472	$51,952	$125,790	$121,664
Earnings per share - basic and diluted	$6.54	$4.75	$12.28	$11.13
Cash dividends declared per share	$2.10	$1.90	$4.20	$3.80
See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(in thousands)	Second Quarter Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$66,472	$51,952	$125,790	$121,664
Other comprehensive income (loss):
Pension plans and other postretirement benefits:
Amortization of prior service cost (credit) included in net periodic benefit cost (income), net of income tax expense (benefit) of $(157) in second quarter 2022, $(156) in second quarter 2021, $(313) in six months 2022, and $(315) in six months 2021	(498)	(494)	(994)	(985)
Actuarial net gain (loss) arising during the period, net of income tax expense (benefit) of $0 in second quarter 2022, $0 in second quarter 2021, $7 in six months 2022, and $(219) in six months 2021	0	0	16	(657)
Amortization of actuarial net loss (gain) included in net periodic benefit cost (income), net of income tax expense (benefit) of $173 in second quarter 2022, $575 in second quarter 2021, $348 in six months 2022, and $1,104 in six months 2021	531	1,749	1,070	3,539
Total pension plans and other postretirement benefits	33	1,255	92	1,897
Foreign currency translation adjustments, net of income tax expense (benefit) of $(658) in second quarter 2022, $785 in second quarter 2021, $473 in six months 2022, and $321 in six months 2021	(29,176)	5,853	(32,278)	6,320
Other comprehensive income (loss)	(29,143)	7,108	(32,186)	8,217
Comprehensive income	$37,329	$59,060	$93,604	$129,881
See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share amounts)	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$79,491	$83,304
Marketable securities	0	375,918
Trade and other accounts receivable, less allowance for credit losses	515,002	391,779
Inventories	530,186	498,539
Prepaid expenses and other current assets	36,282	38,633
Total current assets	1,160,961	1,388,173
Property, plant, and equipment, net	663,462	676,770
Intangibles (net of amortization) and goodwill	126,842	127,752
Prepaid pension cost	248,575	242,604
Operating lease right-of-use assets	66,821	68,402
Deferred charges and other assets	64,010	54,735
Total assets	$2,330,671	$2,558,436
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$320,930	$246,097
Accrued expenses	76,177	85,103
Dividends payable	16,555	16,648
Income taxes payable	9,677	4,442
Operating lease liabilities	16,018	15,709
Current portion of long-term debt	0	349,434
Other current liabilities	7,277	7,654
Total current liabilities	446,634	725,087
Long-term debt	911,295	789,853
Operating lease liabilities-noncurrent	50,468	52,591
Other noncurrent liabilities	200,939	228,776
Total liabilities	1,609,336	1,796,307
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock and paid-in capital (with no par value; authorized shares - 80,000,000; issued and outstanding shares - 10,079,643 at June 30, 2022 and 10,362,722 at December 31, 2021)	0	0
Accumulated other comprehensive loss	(114,413)	(82,227)
Retained earnings	835,748	844,356
Total shareholders' equity	721,335	762,129
Total liabilities and shareholders’ equity	$2,330,671	$2,558,436
See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in thousands, except share and per-share amounts)	Common Stock and Paid-in Capital		Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at March 31, 2021	10,928,154	$1,190	$(172,055)	$981,220	$810,355
Net income				51,952	51,952
Other comprehensive income (loss)			7,108		7,108
Cash dividends ($1.90 per share)				(20,763)	(20,763)
Stock-based compensation	(25)	558			558
Balance at June 30, 2021	10,928,129	$1,748	$(164,947)	$1,012,409	$849,210

Balance at March 31, 2022	10,254,703	$0	$(85,270)	$845,360	$760,090
Net income				66,472	66,472
Other comprehensive income (loss)			(29,143)		(29,143)
Cash dividends ($2.10 per share)				(21,290)	(21,290)
Repurchases of common stock	(173,941)	(678)		(54,820)	(55,498)
Stock-based compensation	(1,119)	678		26	704
Balance at June 30, 2022	10,079,643	$0	$(114,413)	$835,748	$721,335

Balance at December 31, 2020	10,921,377	$717	$(173,164)	$932,271	$759,824
Net income				121,664	121,664
Other comprehensive income (loss)			8,217		8,217
Cash dividends ($3.80 per share)				(41,526)	(41,526)
Stock-based compensation	6,752	1,031			1,031
Balance at June 30, 2021	10,928,129	$1,748	$(164,947)	$1,012,409	$849,210

Balance at December 31, 2021	10,362,722	$0	$(82,227)	$844,356	$762,129
Net income				125,790	125,790
Other comprehensive income (loss)			(32,186)		(32,186)
Cash dividends ($4.20 per share)				(42,860)	(42,860)
Repurchases of common stock	(289,737)	(1,275)		(91,570)	(92,845)
Stock-based compensation	6,658	1,275		32	1,307
Balance at June 30, 2022	10,079,643	$0	$(114,413)	$835,748	$721,335
See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands)	Six Months Ended June 30,
	2022	2021
Cash and cash equivalents at beginning of year	$83,304	$125,172
Cash flows from operating activities:
Net income	125,790	121,664
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	41,670	41,719
Deferred income tax (benefit) expense	(21,036)	6,654
Loss on early extinguishment of debt	7,545	0
Working capital changes	(114,665)	(59,484)
Loss on marketable securities	2,977	2,314
Cash pension and postretirement contributions	(4,863)	(5,184)
Other, net	(13,052)	(3,629)
Cash provided from (used in) operating activities	24,366	104,054
Cash flows from investing activities:
Capital expenditures	(27,807)	(44,394)
Purchases of marketable securities	(787)	(387,653)
Proceeds from sales and maturities of marketable securities	372,846	9,894
Cash provided from (used in) investing activities	344,252	(422,153)
Cash flows from financing activities:
Redemption of 4.10% senior notes	(350,000)	0
Net borrowings under revolving credit facility	121,000	0
Issuance of 2.70% senior notes	0	395,052
Dividends paid	(42,860)	(41,526)
Repurchases of common stock	(90,782)	0
Cash costs of 4.10% senior notes redemption	(7,099)	0
Debt issuance costs	0	(3,897)
Other, net	(1,955)	(3,544)
Cash provided from (used in) financing activities	(371,696)	346,085
Effect of foreign exchange on cash and cash equivalents	(735)	706
(Decrease) increase in cash and cash equivalents	(3,813)	28,692
Cash and cash equivalents at end of period	$79,491	$153,864
See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Financial Statement Presentation
In the opinion of management, the accompanying consolidated financial statements of NewMarket Corporation and its subsidiaries contain all necessary adjustments for the fair presentation of, in all material respects, our consolidated financial position as of June 30, 2022 and December 31, 2021, and our consolidated results of operations, comprehensive income, and changes in shareholders' equity for the second quarter and six months ended June 30, 2022 and June 30, 2021, and our cash flows for the six months ended June 30, 2022 and June 30, 2021. All adjustments are of a normal, recurring nature, unless otherwise disclosed. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the NewMarket Corporation Annual Report on Form 10-K for the year ended December 31, 2021 (2021 Annual Report), as filed with the Securities and Exchange Commission (SEC). The results of operations for the six month period ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022. The December 31, 2021 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
Unless the context otherwise indicates, all references to “we,” “us,” “our,” the “company,” and “NewMarket” are to NewMarket Corporation and its consolidated subsidiaries.

2.    Net Sales
Our revenues are primarily derived from the manufacture and sale of petroleum additives products. We sell petroleum additives products across the world to customers located in the North America (the United States and Canada), Latin America (Mexico, Central America, and South America), Asia Pacific, and EMEAI (Europe/Middle East/Africa/India) regions. Our customers primarily consist of global, national, and independent oil companies. Our contracts generally include one performance obligation, which is providing petroleum additives products. The performance obligation is satisfied at a point in time when products are shipped, delivered, or consumed by the customer, depending on the underlying contracts.
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

The following table provides information on our net sales by geographic area. Information on net sales by segment is in Note 3.

	Second Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net sales
United States	$249,594	$190,563	$474,282	$360,887
China	61,727	72,065	114,430	146,053
Europe, Middle East, Africa, India	203,343	168,479	399,330	345,129
Asia Pacific, except China	113,998	83,804	218,839	166,401
Other foreign	94,977	75,810	179,310	138,866
Net sales	$723,639	$590,721	$1,386,191	$1,157,336

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. Segment Information
The tables below show our consolidated segment results. The “All other” category includes the operations of the antiknock compounds business, as well as certain contracted manufacturing and services associated with Ethyl Corporation (Ethyl).
Net Sales by Segment

	Second Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Petroleum additives
Lubricant additives	$622,973	$498,777	$1,193,015	$993,333
Fuel additives	98,048	87,810	188,310	158,152
Total	721,021	586,587	1,381,325	1,151,485
All other	2,618	4,134	4,866	5,851
Net sales	$723,639	$590,721	$1,386,191	$1,157,336
Segment Operating Profit

	Second Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Petroleum additives	$91,185	$74,200	$178,107	$168,271
All other	(262)	17	(164)	(647)
Segment operating profit	90,923	74,217	177,943	167,624
Corporate, general, and administrative expenses	(7,332)	(3,548)	(11,222)	(7,860)
Interest and financing expenses, net	(7,084)	(8,869)	(16,490)	(15,212)
Loss on early extinguishment of debt	0	0	(7,545)	0
Other income (expense), net	9,101	5,258	16,429	11,876
Income before income tax expense	$85,608	$67,058	$159,115	$156,428

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4.    Pension Plans and Other Postretirement Benefits
The table below shows cash contributions made during the six months ended June 30, 2022, as well as the remaining cash contributions we expect to make during the year ending December 31, 2022, for our domestic and foreign pension plans and domestic postretirement benefit plan.

(in thousands)	Actual Cash Contributions for Six Months Ended June 30, 2022	Expected Remaining Cash Contributions for Year Ending December 31, 2022
Domestic plans
Pension benefits	$1,193	$1,192
Postretirement benefits	670	669
Foreign plans
Pension benefits	3,000	3,382
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

	Domestic
	Pension Benefits		Postretirement Benefits
	Second Quarter Ended June 30,
(in thousands)	2022	2021	2022	2021
Service cost	$4,856	$4,814	$261	$250
Interest cost	3,388	3,241	289	291
Expected return on plan assets	(10,940)	(9,670)	(204)	(234)
Amortization of prior service cost (credit)	68	69	(757)	(757)
Amortization of actuarial net (gain) loss	536	1,390	9	13
Net periodic benefit cost (income)	$(2,092)	$(156)	$(402)	$(437)

	Domestic
	Pension Benefits		Postretirement Benefits
	Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Service cost	$9,712	$9,628	$521	$500
Interest cost	6,777	6,482	578	583
Expected return on plan assets	(21,880)	(19,340)	(408)	(467)
Amortization of prior service cost (credit)	136	137	(1,514)	(1,514)
Amortization of actuarial net (gain) loss	1,072	2,780	17	25
Net periodic benefit cost (income)	$(4,183)	$(313)	$(806)	$(873)

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Foreign
	Pension Benefits
	Second Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Service cost	$2,252	$2,769	$4,612	$5,526
Interest cost	1,050	834	2,148	1,661
Expected return on plan assets	(2,509)	(2,691)	(5,144)	(5,357)
Amortization of prior service cost (credit)	35	38	72	76
Amortization of actuarial net (gain) loss	162	907	331	1,808
Net periodic benefit cost (income)	$990	$1,857	$2,019	$3,714

5.    Earnings Per Share
We had 33,230 shares of nonvested restricted stock at June 30, 2022 and 26,703 shares of nonvested restricted stock at June 30, 2021 that were excluded from the calculation of diluted earnings per share, as their effect on earnings per share would be anti-dilutive.
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

	Second Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per-share amounts)	2022	2021	2022	2021
Earnings per share numerator:
Net income attributable to common shareholders before allocation of earnings to participating securities	$66,472	$51,952	$125,790	$121,664
Earnings allocated to participating securities	193	130	368	283
Net income attributable to common shareholders after allocation of earnings to participating securities	$66,279	$51,822	$125,422	$121,381
Earnings per share denominator:
Weighted-average number of shares of common stock outstanding - basic and diluted	10,136	10,901	10,213	10,901
Earnings per share - basic and diluted	$6.54	$4.75	$12.28	$11.13

6.        Inventories

	June 30,	December 31,
(in thousands)	2022	2021
Finished goods and work-in-process	$421,493	$393,778
Raw materials	89,881	86,856
Stores, supplies, and other	18,812	17,905
	$530,186	$498,539

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7.    Intangibles (Net of Amortization) and Goodwill
The net carrying amount of intangibles and goodwill was $127 million at June 30, 2022 and $128 million at December 31, 2021. The gross carrying amount and accumulated amortization of each type of intangible asset and goodwill are presented in the table below.

	June 30, 2022		December 31, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Formulas and technology	$6,200	$5,167	$6,200	$4,650
Contract	2,000	1,100	2,000	1,000
Customer bases	5,440	4,254	5,440	4,160
Goodwill	123,723		123,922
	$137,363	$10,521	$137,562	$9,810
All of the intangibles relate to the petroleum additives segment. The change in the gross carrying amount between December 31, 2021 and June 30, 2022 is due to foreign currency fluctuation. There is no accumulated goodwill impairment.
Amortization expense was (in thousands):

Second quarter ended June 30, 2022	$356
Six months ended June 30, 2022	711
Second quarter ended June 30, 2021	723
Six months ended June 30, 2021	1,444
Estimated amortization expense for the remainder of 2022, as well as estimated annual amortization expense related to our intangible assets for the next five years, is expected to be (in thousands):

2022	$712
2023	907
2024	390
2025	390
2026	390
2027	190
We amortize the contract over 10 years; the customer base over 20 years; and formulas and technology over 6 years.

8.    Long-term Debt

(in thousands)	June 30, 2022	December 31, 2021
Senior notes - 2.70% due 2031 (net of related deferred financing costs)	$392,295	$391,853
Senior notes - 3.78% due 2029	250,000	250,000
Senior notes - 4.10% due 2022 (net of related deferred financing costs)	0	349,434
Revolving credit facility	269,000	148,000
	911,295	1,139,287
Less: Current maturity of 4.10% senior notes	0	349,434
	$911,295	$789,853
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
We were in compliance with all covenants under all issuances of outstanding senior notes as of June 30, 2022 and December 31, 2021.
Revolving Credit Facility - The revolving credit facility has a borrowing capacity of $900 million, a term of five years, and matures on March 5, 2025. The obligations under the revolving credit facility are unsecured.
The average interest rate for borrowings under the credit agreement was 2.1% during the first six months of 2022 and 1.6% during the full year of 2021. We were in compliance with all covenants under the revolving credit facility as of June 30, 2022 and December 31, 2021.
Outstanding borrowings under the revolving credit facility amounted to $269 million at June 30, 2022 and $148 million at December 31, 2021. Outstanding letters of credit amounted to approximately $2 million at both June 30, 2022 and December 31, 2021. The unused portion of the credit facility amounted to $629 million as of June 30, 2022 and $750 million at December 31, 2021.

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
Environmental
We are involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination, disposal of hazardous waste, and other environmental matters at several of our current or former facilities, or at third-party sites where we have been designated as a potentially responsible party. While we believe we are currently adequately accrued for known environmental issues, it is possible that unexpected future costs could have a significant impact on our consolidated financial position, results of operations, and cash flows. Our total accruals for environmental remediation, dismantling, and decontamination were approximately $10 million at June 30, 2022 and $11 million at December 31, 2021. Of the total accrual, the current portion is included in accrued expenses and the noncurrent portion is included in other noncurrent liabilities on the Condensed Consolidated Balance Sheets.
Our more significant environmental sites include a former plant site in Louisiana and a Houston, Texas plant site. Together, the amounts accrued on a discounted basis related to these sites represented approximately $8 million of the total accrual above at both June 30, 2022 and December 31, 2021, using discount rates ranging from 3% to 9% for both periods. The aggregate undiscounted amount for these sites was $10 million at both June 30, 2022 and December 31, 2021.

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10.    Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
The balances of, and changes in, the components of accumulated other comprehensive loss, net of tax, consist of the following:

(in thousands)	Pension Plans and Other Postretirement Benefits	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2020	$(92,771)	$(80,393)	$(173,164)
Other comprehensive income (loss) before reclassifications	(657)	6,320	5,663
Amounts reclassified from accumulated other comprehensive loss (a)	2,554	0	2,554
Other comprehensive income (loss)	1,897	6,320	8,217
Balance at June 30, 2021	$(90,874)	$(74,073)	$(164,947)

Balance at December 31, 2021	$1,522	$(83,749)	$(82,227)
Other comprehensive income (loss) before reclassifications	16	(32,278)	(32,262)
Amounts reclassified from accumulated other comprehensive loss (a)	76	0	76
Other comprehensive income (loss)	92	(32,278)	(32,186)
Balance at June 30, 2022	$1,614	$(116,027)	$(114,413)
(a) The pension plan and other postretirement benefit components of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (income). See Note 4 in this Quarterly Report on Form 10-Q and Note 18 in our 2021 Annual Report for further information.
11.    Fair Value Measurements
The carrying amount of cash and cash equivalents in the Consolidated Balance Sheets, as well as the fair value, was $79 million at June 30, 2022 and $83 million at December 31, 2021. The fair value is classified as Level 1 in the fair value hierarchy.
No material events occurred during the six months ended June 30, 2022 requiring adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.
Long-term debt – We record the carrying amount of our long-term debt at historical cost, less deferred financing costs related to our registered senior notes. The estimated fair value of our long-term debt is shown in the table below and is based primarily on estimated current rates available to us for debt of the same remaining duration and adjusted for nonperformance risk and credit risk. The estimated fair value of our registered senior notes included in the table below is based on the last quoted price closest to June 30, 2022. The fair value of our debt instruments are classified as Level 2.

	June 30, 2022		December 31, 2021
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current maturities	$911,295	$830,756	$1,139,287	$1,178,066

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

Overview
When comparing the results of the petroleum additives segment for the first six months of 2022 with the first six months of 2021, net sales increased 20.0% primarily due to higher selling prices, as well as a small increase in product shipments, which were partially offset by an unfavorable foreign currency impact. Petroleum additives operating profit was 5.8% higher when comparing the first six months of 2022 with the first six months of 2021, reflecting the same drivers of higher selling prices and increased product shipments that favorably impacted net sales, partially offset by significantly higher raw material costs and higher operating and conversion costs.
During the first six months of 2022, we repurchased 289,737 shares of our common stock for a total of $92.8 million. We also redeemed our 4.10% senior notes and sold all of our marketable securities.
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

Impact of the Current Economic Environment
The current economic environment in which we operate is characterized by steadily rising costs, including raw material costs, limitations on certain supply availability, a challenging transportation system, and an equally challenging global supply chain network. Because of our active business continuity process and global network, we have continued to substantially manage through these factors during the first six months of the year. We will continue working with our customers to deliver product, but at the same time, we also expect to be challenged by these ongoing economic factors as we manage our business throughout the rest of the year.

In addition to the general inflationary environment in which we operate, the Russia-Ukraine war has introduced additional challenges to our business. While this conflict has not had a material impact on our financial results for the first six months of 2022, numerous countries have imposed sanctions against Russia. We are complying with these sanctions and are evaluating this evolving situation to assess its impact on our business.
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

Results of Operations
Net Sales
Consolidated net sales for the second quarter of 2022 totaled $723.6 million, representing an increase of $132.9 million, or 22.5% from the second quarter of 2021. Consolidated net sales for the first six months of 2022 totaled $1.4 billion, representing an increase of $228.9 million, or 19.8%, from the first six months of 2021. The following table shows net sales by segment and product line.

	Second Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Petroleum additives
Lubricant additives	$623.0	$498.8	$1,193.0	$993.3
Fuel additives	98.0	87.8	188.3	158.2
Total	721.0	586.6	1,381.3	1,151.5
All other	2.6	4.1	4.9	5.8
Net sales	$723.6	$590.7	$1,386.2	$1,157.3
Petroleum Additives Segment
The regions in which we operate include North America, Latin America, Asia Pacific, and the EMEAI region. While there is some fluctuation, the percentage of net sales generated in the regions remained fairly consistent when comparing the six months of 2022 with the same period in 2021, as well as with the full year in 2021.
Petroleum additives net sales for the second quarter of 2022 were $721.0 million compared to $586.6 for the second quarter of 2021, an increase of 22.9%. Petroleum additives net sales for the first six months of 2022 were $1.4 billion compared to $1.2 billion for the first six months of 2021, an increase of 20.0%. For both the second quarter and six months comparative periods, the increases were across all regions. For both comparative periods, North America represented around 50% of the increase and EMEAI represented about 25%. For the second quarter comparison, Asia Pacific represented about 15% of the increase and Latin America contributed around 10%. For the six months comparative periods, Latin America represented approximately 15% of the increase and Asia Pacific contributed around 10%.
The following table details the approximate components of the increase in petroleum additives net sales between the second quarter and first six months of 2022 and 2021.

(in millions)	Second Quarter	Six Months
Period ended June 30, 2021	$586.6	$1,151.5
Lubricant additives shipments	21.7	21.3
Fuel additives shipments	(10.8)	(8.0)
Selling prices	135.0	237.1
Foreign currency impact, net	(11.5)	(20.6)
Period ended June 30, 2022	$721.0	$1,381.3
When comparing both the second quarter and the first six months periods of 2022 and 2021, higher selling prices was the predominant factor in the increase in petroleum additives net sales. Higher lubricant additives shipments, partially offset by lower fuel additive shipments, also had a favorable impact on petroleum additives net sales, but to a much lesser extent than selling prices. The favorable impact from improved selling prices and the net higher shipments was partially offset by an unfavorable impact from foreign currency exchange rates for both the second quarter and six months comparative periods. The United States Dollar strengthened against all of the major currencies in which we transact when comparing both the second quarter and first six months periods of 2022 and 2021, resulting in an unfavorable impact to petroleum additives net sales for the comparative periods. The unfavorable impacts for both the second quarter and six months comparison was predominantly due to changes in the Euro and Japanese Yen exchange rates.
On a worldwide basis, the volume of product shipments for petroleum additives increased 2.6% when comparing the two second quarter periods and 2.5% when comparing the first six months of 2022 and 2021. The worldwide increase in petroleum additives shipments for both the second quarter and six months comparative periods included higher lubricant additives shipments, partially offset by lower fuel additives shipments. The increase in lubricant additives shipments when comparing the 2022 second quarter with the 2021 second quarter was across all regions except Latin America with most of the increase from the EMEAI region. The lubricant additives increase in shipments for the first six months 2022 and first six months 2021 comparison was across all regions except Asia Pacific with most of the increase in the North America and EMEAI regions. The decrease in fuel additives shipments for the second quarter comparison was across all regions except North America, which experienced an increase in fuel additives shipments. The six months comparison for fuel additives shipments reflected decreases in the EMEAI and Asia Pacific regions which were partially offset by increases in the North America and Latin America regions.
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
The following table reports segment operating profit for the second quarter and six months ended June 30, 2022 and June 30, 2021.

	Second Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Petroleum additives	$91.2	$74.2	$178.1	$168.3
All other	$(0.3)	$0.0	$(0.2)	$(0.7)
Petroleum Additives Segment
Petroleum additives segment gross profit increased $17.1 million and operating profit increased $17.0 million when comparing the second quarter of 2022 to the second quarter of 2021. For the first six months of 2022 compared to the first six months of 2021, gross profit increased $9.5 million and operating profit increased $9.8 million. Cost of goods sold as a percentage of net sales was 78.2% for the second quarter of 2022, 76.1% for the second quarter of 2021, 77.4% for the first six months of 2022 and 73.8% for the first six months of 2021. The operating profit margin was 12.7% for both the second quarter of 2022 and second quarter of 2021, 12.9% for the first six months of 2022, and 14.6% for the first six months of 2021. For the rolling four quarters ended June 30, 2022, the operating profit margin for petroleum additives was 11.3%.
When comparing both the second quarter and first six months of 2022 and 2021, both gross profit and operating profit included the impact of significantly higher selling prices, along with a favorable impact from higher shipments. These favorable components were partially offset by significantly higher raw material costs, as well as a smaller unfavorable impact from operating and conversion costs.
Throughout most of 2021, we experienced declining operating margins due mainly to the prolonged period of escalating raw material costs. While raw material costs, along with other operating costs, have continued to increase in 2022, we have been able to make adjustments to selling prices to offset some of the raw material and operating cost increases. Nonetheless, we continue to be challenged by the ongoing inflationary environment and continue to experience a lag between when price increases go into effect and when margin recovery is realized. This lag will continue until raw material costs and other operating costs, including higher costs resulting from the worldwide supply chain disruptions, stabilize.

In this uncertain economic environment of continuing increasing costs, operating profit margins are a priority for us. Margin recovery and cost control will remain priorities throughout this year with the goal of returning to our historical profit margin range. While operating margins will fluctuate from quarter to quarter due to multiple factors, we believe the fundamentals of our business and industry as a whole are unchanged.
Petroleum additives selling, general, and administrative expenses (SG&A) for the second quarter of 2022 were substantially unchanged from the second quarter of 2021 and were $0.4 million lower when comparing the first six months of 2022 and first six months of 2021. SG&A as a percentage of net sales was 4.2% for the second quarter of 2022, 5.2% for the second quarter of 2021, 4.5% for the first six months of 2022 and 5.4% for the first six months of 2021. Our SG&A costs are primarily personnel-related and include salaries, benefits, and other costs associated with our workforce, including travel-related expenses. While personnel-related costs fluctuate from period to period, there were no significant changes in the drivers of these costs when comparing the periods.
Our investment in petroleum additives research, development, and testing (R&D) was substantially unchanged when comparing the second quarter periods, as well as the first six months periods of 2022 and 2021. As a percentage of net sales, R&D was 4.9% for the second quarter of 2022, 6.1% for the second quarter of 2021, 5.2% for the first six months of 2022, and 6.2% for the first six months of 2021. Our R&D investments reflect our efforts to support the development of solutions that meet our customers' needs, meet new and evolving standards, and support our expansion into new product areas. Our approach to R&D investments, as it is with SG&A, is one of purposeful spending on programs to support our current product base and to ensure that we develop products to support our customers' programs in the future. R&D investments include personnel-related costs, as well as costs for internal and external testing of our products.

The following discussion references certain captions on the Consolidated Statements of Income.

Interest and Financing Expenses, Net
Interest and financing expenses were $7.1 million for the second quarter of 2022, $8.9 million for the second quarter of 2021, $16.5 million for the first six months of 2022, and $15.2 million for the first six months of 2021.
The decrease for the second quarter comparison resulted from a lower average interest rate, as well as lower average outstanding debt. A decrease in capitalized interest during the 2022 period partially offset the impact of the lower average rate and lower outstanding debt. The increase for the six months comparison resulted primarily from higher outstanding debt during the 2022 period, along with higher amortization and fees, as well as lower capitalized interest. A lower average interest rate partially offset these unfavorable impacts.

Other Income (Expense), Net
Other income (expense), net was income of $9.1 million for the second quarter of 2022, $5.2 million for the second quarter of 2021, $16.3 million for the first six months of 2022, and 12.4 million for the first six months of 2021. The amounts for both the 2022 and 2021 second quarter and first six months periods primarily reflect the components of net periodic benefit cost (income), except for service cost, from defined benefit pension and postretirement plans. See Note 4 for further information on total periodic benefit cost (income). The first six months of 2022 period also included investment income of $1.4 million, as well as a loss on marketable securities of $3.0 million.

Income Tax Expense
Income tax expense was $19.1 million for the second quarter of 2022 and $15.1 million for the second quarter of 2021. The effective tax rate was 22.4% for the second quarter of 2022 and 22.5% for the second quarter of 2021. Income tax expense increased $4.2 million due to higher income before income tax expense with the remaining $0.2 million of the difference caused by the slightly lower effective tax rate.
Income tax expense was $33.3 million for the first six months of 2022 and $34.8 million for the first six months of 2021. The effective tax rate was 20.9% for the first six months of 2022 and 22.2% for the first six months of 2021. Income tax expense increased $0.6 million due to higher income before income tax expense with the remaining $2.1 million of the difference caused by the lower effective tax rate.
While there were a number of factors impacting the change in the effective tax rate between the second quarter of 2022 and the second quarter of 2021, the overall change was small. The decrease in the effective tax rate for the six months comparison was primarily driven by the impact of research and development expense capitalization in 2022 on the foreign derived intangible income deduction.

Cash Flows, Financial Condition, and Liquidity
Cash and cash equivalents at June 30, 2022 were $79.5 million, which was a decrease of $3.8 million since December 31, 2021.
Cash and cash equivalents held by our foreign subsidiaries amounted to $77.1 million at June 30, 2022 and $81.1 million at December 31, 2021. Periodically, we repatriate cash from our foreign subsidiaries to the United States through intercompany dividends and loans. We do not anticipate significant tax consequences from future distributions of foreign earnings.
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
Cash Flows – Operating Activities
Cash flows provided from operating activities for the first six months of 2022 were $24.4 million, adjusted for the use of $114.7 million to fund higher working capital requirements. The $114.7 million used for working capital excluded an unfavorable foreign currency impact to the components of working capital on the balance sheet.
The most significant changes in working capital included a decrease in marketable securities, as well as increases in accounts receivable, inventory, and accounts payable. During 2022, we sold all of our marketable securities. The increase in accounts receivable balances when comparing June 30, 2022 with the end of 2021 was primarily the result of higher sales prices along with a smaller impact from increased shipment volumes. The increase in inventory was primarily caused by higher raw material costs, as well as an increase in quantities to meet customer demand. The increase in accounts payable reflected higher raw material and operating costs and normal fluctuations across the regions due to timing.
Including cash and cash equivalents, as well as the impact of changes in foreign currency exchange rates on the balance sheet, we had total working capital of $714.3 million at June 30, 2022 and $663.1 million at December 31, 2021. The current ratio was 2.60 to 1 at June 30, 2022 and 1.91 to 1 at December 31, 2021.
Cash Flows – Investing Activities
Cash provided from investing activities totaled $344.3 million during the first six months of 2022 primarily representing the proceeds from the sale of marketable securities of $372.8 million. Capital expenditures for the first six months of 2022 were $27.8 million. We currently expect that our total capital spending during 2022 will be in the $55 million to $65 million range and will include several improvements to our manufacturing and R&D infrastructure around the world. We expect to continue to finance capital spending through cash on hand and cash provided from operations, together with borrowing available under our revolving credit facility.
Cash Flows – Financing Activities
Cash used in financing activities during the first six months of 2022 amounted to $371.7 million. These cash flows included $350.0 million for the redemption of the 4.10% senior notes along with $7.1 million of costs related to the redemption (see Debt discussion below), $90.8 million for repurchases of our common stock, and cash dividends of $42.9 million. We also borrowed an additional $121.0 million on the revolving credit facility.
Debt
Our long-term debt was $911.3 million at June 30, 2022 compared to $1.1 billion at December 31, 2021.
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
See Note 8 for additional information on the 2.70% senior notes, 3.78% senior notes, and revolving credit facility, including the unused portion of our revolving credit facility.
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

The revolving credit facility contains financial covenants that require NewMarket to maintain a consolidated Leverage Ratio (as defined in the agreement) of no more than 3.75 to 1.00, except during an Increased Leverage Period (as defined in the agreement) at the end of each quarter. At June 30, 2022, the Leverage Ratio was 2.61 under the revolving credit facility.
At June 30, 2022, we were in compliance with all covenants under the 3.78% senior notes, 2.70% senior notes, and revolving credit facility.
As a percentage of total capitalization (total long-term debt and shareholders’ equity), our total long-term debt percentage decreased from 59.9% at December 31, 2021 to 55.8% at June 30, 2022. The change in the percentage resulted primarily from the repayment of the 4.10% senior notes, partially offset by the increase in outstanding revolving credit facility borrowings and the decrease in shareholders' equity. The change in shareholders’ equity primarily reflects our earnings offset by dividend payments, the repurchases of our common stock, and the impact of foreign currency translation adjustments along with the changes in the funded position of our defined benefit plans. Generally, we repay any outstanding long-term debt with cash from operations or refinancing activities.

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

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk
At June 30, 2022, there were no material changes in our market risk from the information provided in the 2021 Annual Report except for a change in marketable securities price risk due to the sale of all outstanding securities and interest rate risk due to higher outstanding borrowings on the revolving credit facility.

At June 30, 2022, we had $269.0 million outstanding variable rate debt under the revolving credit facility. Holding all other variables constant, if the variable portion of the interest rates hypothetically increased 10%, the effect on our earnings and cash flow would be approximately $4.4 million higher than at December 31, 2021.
A hypothetical 100 basis point decrease in interest rates, holding all other variables constant, would have resulted in a change of $47 million in the fair value of our debt at June 30, 2022.

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
There has been no change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION
ITEM 1.     Legal Proceedings
There have been no material changes to our legal proceedings as disclosed in "Legal Proceedings" in Item 3 of Part I of the 2021 Annual Report.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds
On October 28, 2021, our Board of Directors approved a share repurchase program authorizing management to repurchase up to $500 million of NewMarket's outstanding common stock until December 31, 2024, as market conditions warrant and covenants under our existing debt agreements permit. We may conduct the share repurchases in the open market, in privately negotiated transactions, through block trades, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. The repurchase program does not require the Company to acquire any specific number of shares and may be terminated or suspended at any time. At June 30, 2022, approximately $389 million remained available under the 2021 authorization.
The following table outlines the purchases during the second quarter of 2022 under these authorizations.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30	60,755	$329.19	60,755	$424,467,852
May 1 to May 31	39,570	333.61	39,570	411,266,936
June 1 to June 30	73,616	302.89	73,616	388,969,443
Total	173,941	$319.06	173,941	$388,969,443

ITEM 6.     Exhibits

Exhibit 3.1	Articles of Incorporation Amended and Restated effective April 27, 2012 (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 1-32190) filed April 30, 2012)
Exhibit 3.2	NewMarket Corporation Bylaws Amended and Restated effective August 6, 2015 (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 1- 32190) filed August 6, 2015)
Exhibit 31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald
Exhibit 31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Brian D. Paliotti
Exhibit 32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald
Exhibit 32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Brian D. Paliotti
Exhibit 101	Inline XBRL Instance Document and Related Items (the instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document)
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMARKET CORPORATION
(Registrant)

Date: August 3, 2022	By: /s/ Brian D. Paliotti
Brian D. Paliotti
Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: August 3, 2022	By: /s/ William J. Skrobacz
William J. Skrobacz
Controller
(Principal Accounting Officer)