Form 10-Q
period 2022-09-30
NEWMARKET CORP
filed 2022-10-25
CIK 1282637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Yes  ☐ No  ☒
Number of shares of common stock, with no par value, outstanding as of September 30, 2022: 9,871,440

NEWMARKET CORPORATION

INDEX

PART I.    FINANCIAL INFORMATION
ITEM 1.     Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(in thousands, except per-share amounts)	Third Quarter Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	$696,049	$622,207	$2,082,240	$1,779,543
Cost of goods sold	547,742	483,986	1,621,294	1,338,570
Gross profit	148,307	138,221	460,946	440,973
Selling, general, and administrative expenses	35,192	39,729	109,303	111,379
Research, development, and testing expenses	34,388	35,387	106,035	107,241
Operating profit	78,727	63,105	245,608	222,353
Interest and financing expenses, net	8,369	9,345	24,859	24,557
Loss on early extinguishment of debt	0	0	7,545	0
Other income (expense), net	9,971	7,393	26,240	19,785
Income before income tax expense	80,329	61,153	239,444	217,581
Income tax expense	17,103	9,115	50,428	43,879
Net income	$63,226	$52,038	$189,016	$173,702
Earnings per share - basic and diluted	$6.32	$4.80	$18.60	$15.94
Cash dividends declared per share	$2.10	$2.10	$6.30	$5.90
See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(in thousands)	Third Quarter Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$63,226	$52,038	$189,016	$173,702
Other comprehensive income (loss):
Pension plans and other postretirement benefits:
Prior service credit (cost) arising during the period, net of income tax expense (benefit) of $0 in third quarter and nine months 2022, $8 in third quarter and nine months 2021	0	27	0	27
Amortization of prior service cost (credit) included in net periodic benefit cost (income), net of income tax expense (benefit) of $(157) in third quarter 2022, $(157) in third quarter 2021, $(470) in nine months 2022, and $(472) in nine months 2021	(500)	(496)	(1,494)	(1,481)
Actuarial net gain (loss) arising during the period, net of income tax expense (benefit) of $583 in third quarter 2022, $(433) in third quarter 2021, $590 in nine months 2022, and $(652) in nine months 2021	1,812	(1,363)	1,828	(2,020)
Amortization of actuarial net loss (gain) included in net periodic benefit cost (income), net of income tax expense (benefit) of $145 in third quarter 2022, $593 in third quarter 2021, $493 in nine months 2022, and $1,697 in nine months 2021	445	1,806	1,515	5,345
Total pension plans and other postretirement benefits	1,757	(26)	1,849	1,871
Foreign currency translation adjustments, net of income tax expense (benefit) of $(194) in third quarter 2022, $(535) in third quarter 2021, $279 in nine months 2022, and $(214) in nine months 2021	(35,973)	(7,401)	(68,251)	(1,081)
Other comprehensive income (loss)	(34,216)	(7,427)	(66,402)	790
Comprehensive income	$29,010	$44,611	$122,614	$174,492
See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share amounts)	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$71,972	$83,304
Marketable securities	0	375,918
Trade and other accounts receivable, less allowance for credit losses	476,061	391,779
Inventories	592,222	498,539
Prepaid expenses and other current assets	33,847	38,633
Total current assets	1,174,102	1,388,173
Property, plant, and equipment, net	653,231	676,770
Intangibles (net of amortization) and goodwill	126,323	127,752
Prepaid pension cost	254,695	242,604
Operating lease right-of-use assets, net	64,213	68,402
Deferred charges and other assets	64,280	54,735
Total assets	$2,336,844	$2,558,436
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$285,475	$246,097
Accrued expenses	85,549	85,103
Dividends payable	19,357	16,648
Income taxes payable	10,887	4,442
Operating lease liabilities	15,742	15,709
Current portion of long-term debt	0	349,434
Other current liabilities	9,125	7,654
Total current liabilities	426,135	725,087
Long-term debt	1,008,516	789,853
Operating lease liabilities-noncurrent	47,900	52,591
Other noncurrent liabilities	186,917	228,776
Total liabilities	1,669,468	1,796,307
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock and paid-in capital (with no par value; authorized shares - 80,000,000; issued and outstanding shares - 9,871,440 at September 30, 2022 and 10,362,722 at December 31, 2021)	0	0
Accumulated other comprehensive loss	(148,629)	(82,227)
Retained earnings	816,005	844,356
Total shareholders' equity	667,376	762,129
Total liabilities and shareholders’ equity	$2,336,844	$2,558,436
See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in thousands, except share and per-share amounts)	Common Stock and Paid-in Capital		Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at June 30, 2021	10,928,129	$1,748	$(164,947)	$1,012,409	$849,210
Net income				52,038	52,038
Other comprehensive income (loss)			(7,427)		(7,427)
Cash dividends ($2.10 per share)				(22,590)	(22,590)
Repurchases of common stock	(292,392)	(2,748)		(96,712)	(99,460)
Stock-based compensation	1,310	1,000		2	1,002
Balance at September 30, 2021	10,637,047	$0	$(172,374)	$945,147	$772,773

Balance at June 30, 2022	10,079,643	$0	$(114,413)	$835,748	$721,335
Net income				63,226	63,226
Other comprehensive income (loss)			(34,216)		(34,216)
Cash dividends ($2.10 per share)				(20,930)	(20,930)
Repurchases of common stock	(209,538)	(298)		(62,042)	(62,340)
Stock-based compensation	1,335	298		3	301
Balance at September 30, 2022	9,871,440	$0	$(148,629)	$816,005	$667,376

Balance at December 31, 2020	10,921,377	$717	$(173,164)	$932,271	$759,824
Net income				173,702	173,702
Other comprehensive income (loss)			790		790
Cash dividends ($5.90 per share)				(64,116)	(64,116)
Repurchases of common stock	(292,392)	(2,748)		(96,712)	(99,460)
Stock-based compensation	8,062	2,031		2	2,033
Balance at September 30, 2021	10,637,047	$0	$(172,374)	$945,147	$772,773

Balance at December 31, 2021	10,362,722	$0	$(82,227)	$844,356	$762,129
Net income				189,016	189,016
Other comprehensive income (loss)			(66,402)		(66,402)
Cash dividends ($6.30 per share)				(63,790)	(63,790)
Repurchases of common stock	(499,275)	(1,573)		(153,612)	(155,185)
Stock-based compensation	7,993	1,573		35	1,608
Balance at September 30, 2022	9,871,440	$0	$(148,629)	$816,005	$667,376
See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands)	Nine Months Ended September 30,
	2022	2021
Cash and cash equivalents at beginning of year	$83,304	$125,172
Cash flows from operating activities:
Net income	189,016	173,702
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	62,160	63,075
Deferred income tax (benefit) expense	(33,685)	6,205
Loss on early extinguishment of debt	7,545	0
Working capital changes	(198,637)	(98,426)
Loss on marketable securities	2,977	3,414
Cash pension and postretirement contributions	(7,111)	(7,820)
Other, net	(6,303)	4,868
Cash provided from (used in) operating activities	15,962	145,018
Cash flows from investing activities:
Capital expenditures	(40,402)	(64,025)
Purchases of marketable securities	(787)	(391,429)
Proceeds from sales and maturities of marketable securities	372,846	9,894
Cash provided from (used in) investing activities	331,657	(445,560)
Cash flows from financing activities:
Redemption of 4.10% senior notes	(350,000)	0
Net borrowings under revolving credit facility	218,000	1,000
Issuance of 2.70% senior notes	0	395,052
Dividends paid	(63,790)	(64,116)
Repurchases of common stock	(150,754)	(91,711)
Cash costs of 4.10% senior notes redemption	(7,099)	0
Debt issuance costs	0	(3,897)
Other, net	(2,496)	(581)
Cash provided from (used in) financing activities	(356,139)	235,747
Effect of foreign exchange on cash and cash equivalents	(2,812)	(764)
(Decrease) increase in cash and cash equivalents	(11,332)	(65,559)
Cash and cash equivalents at end of period	$71,972	$59,613
See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Financial Statement Presentation
In the opinion of management, the accompanying consolidated financial statements of NewMarket Corporation and its subsidiaries contain all necessary adjustments for the fair presentation of, in all material respects, our consolidated financial position as of September 30, 2022 and December 31, 2021, and our consolidated results of operations, comprehensive income, and changes in shareholders' equity for the third quarter and nine months ended September 30, 2022 and September 30, 2021, and our cash flows for the nine months ended September 30, 2022 and September 30, 2021. All adjustments are of a normal, recurring nature, unless otherwise disclosed. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the NewMarket Corporation Annual Report on Form 10-K for the year ended December 31, 2021 (2021 Annual Report), as filed with the Securities and Exchange Commission (SEC). The results of operations for the nine month period ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022. The December 31, 2021 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
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

The following table provides information on our net sales by geographic area. Information on net sales by segment is in Note 3.

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net sales
United States	$242,631	$219,912	$716,913	$580,799
China	30,578	56,470	145,008	202,523
Europe, Middle East, Africa, India	217,108	188,603	616,438	533,732
Asia Pacific, except China	119,566	81,174	338,405	247,575
Other foreign	86,166	76,048	265,476	214,914
Net sales	$696,049	$622,207	$2,082,240	$1,779,543

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. Segment Information
The tables below show our consolidated segment results. The “All other” category includes the operations of the antiknock compounds business, as well as certain contract manufacturing and services associated with Ethyl Corporation (Ethyl).
Net Sales by Segment

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Petroleum additives
Lubricant additives	$582,559	$527,142	$1,775,574	$1,520,475
Fuel additives	110,134	91,928	298,444	250,080
Total	692,693	619,070	2,074,018	1,770,555
All other	3,356	3,137	8,222	8,988
Net sales	$696,049	$622,207	$2,082,240	$1,779,543

Segment Operating Profit

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Petroleum additives	$83,023	$72,128	$261,130	$240,399
All other	(41)	(151)	(205)	(798)
Segment operating profit	82,982	71,977	260,925	239,601
Corporate, general, and administrative expenses	(4,167)	(8,731)	(15,389)	(16,591)
Interest and financing expenses, net	(8,369)	(9,345)	(24,859)	(24,557)
Loss on early extinguishment of debt	0	0	(7,545)	0
Other income (expense), net	9,883	7,252	26,312	19,128
Income before income tax expense	$80,329	$61,153	$239,444	$217,581

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4.    Pension Plans and Other Postretirement Benefits
The table below shows cash contributions made during the nine months ended September 30, 2022, as well as the remaining cash contributions we expect to make during the year ending December 31, 2022, for our domestic and foreign pension plans and domestic postretirement benefit plan.

(in thousands)	Actual Cash Contributions for Nine Months Ended September 30, 2022	Expected Remaining Cash Contributions for Year Ending December 31, 2022
Domestic plans
Pension benefits	$1,765	$572
Postretirement benefits	937	312
Foreign plans
Pension benefits	4,409	1,796
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

	Domestic
	Pension Benefits		Postretirement Benefits
	Third Quarter Ended September 30,
(in thousands)	2022	2021	2022	2021
Service cost	$4,490	$4,858	$299	$310
Interest cost	3,332	3,282	294	285
Expected return on plan assets	(10,945)	(9,666)	(185)	(213)
Amortization of prior service cost (credit)	68	66	(757)	(757)
Amortization of actuarial net (gain) loss	419	1,502	22	2
Net periodic benefit cost (income)	$(2,636)	$42	$(327)	$(373)

	Domestic
	Pension Benefits		Postretirement Benefits
	Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Service cost	$14,202	$14,486	$820	$810
Interest cost	10,109	9,764	872	868
Expected return on plan assets	(32,825)	(29,006)	(593)	(680)
Amortization of prior service cost (credit)	204	203	(2,271)	(2,271)
Amortization of actuarial net (gain) loss	1,491	4,282	39	27
Net periodic benefit cost (income)	$(6,819)	$(271)	$(1,133)	$(1,246)

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Foreign
	Pension Benefits
	Third Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Service cost	$2,123	$2,748	$6,735	$8,274
Interest cost	993	829	3,141	2,490
Expected return on plan assets	(2,362)	(2,674)	(7,506)	(8,031)
Amortization of prior service cost (credit)	33	38	105	114
Amortization of actuarial net (gain) loss	152	901	483	2,709
Net periodic benefit cost (income)	$939	$1,842	$2,958	$5,556

5.    Earnings Per Share
We had 33,070 shares of nonvested restricted stock at September 30, 2022 and 26,618 shares of nonvested restricted stock at September 30, 2021 that were excluded from the calculation of diluted earnings per share, as their effect on earnings per share would be anti-dilutive.
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

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per-share amounts)	2022	2021	2022	2021
Earnings per share numerator:
Net income attributable to common shareholders before allocation of earnings to participating securities	$63,226	$52,038	$189,016	$173,702
Earnings allocated to participating securities	207	129	575	412
Net income attributable to common shareholders after allocation of earnings to participating securities	$63,019	$51,909	$188,441	$173,290
Earnings per share denominator:
Weighted-average number of shares of common stock outstanding - basic and diluted	9,965	10,821	10,130	10,875
Earnings per share - basic and diluted	$6.32	$4.80	$18.60	$15.94

6.        Inventories

	September 30,	December 31,
(in thousands)	2022	2021
Finished goods and work-in-process	$464,463	$393,778
Raw materials	108,277	86,856
Stores, supplies, and other	19,482	17,905
	$592,222	$498,539

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7.    Intangibles (Net of Amortization) and Goodwill
The net carrying amount of intangibles and goodwill was $126 million at September 30, 2022 and $128 million at December 31, 2021. The gross carrying amount and accumulated amortization of each type of intangible asset and goodwill are presented in the table below.

	September 30, 2022		December 31, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Formulas and technology	$6,200	$5,425	$6,200	$4,650
Contract	2,000	1,150	2,000	1,000
Customer base	5,440	4,302	5,440	4,160
Goodwill	123,560		123,922
	$137,200	$10,877	$137,562	$9,810
All of the intangibles relate to the petroleum additives segment. The change in the gross carrying amount between December 31, 2021 and September 30, 2022 is due to foreign currency fluctuation. There is no accumulated goodwill impairment.
Amortization expense was (in thousands):

Third quarter ended September 30, 2022	$356
Nine months ended September 30, 2022	1,067
Third quarter ended September 30, 2021	356
Nine months ended September 30, 2021	1,800
Estimated amortization expense for the remainder of 2022, as well as estimated annual amortization expense related to our intangible assets for the next five years, is expected to be (in thousands):

2022	$356
2023	907
2024	390
2025	390
2026	390
2027	190
We amortize formulas and technology over 6 years, the contract over 10 years, and the customer base over 20 years.
8.    Long-term Debt

(in thousands)	September 30, 2022	December 31, 2021
Senior notes - 2.70% due 2031 (net of related deferred financing costs)	$392,516	$391,853
Senior notes - 3.78% due 2029	250,000	250,000
Senior notes - 4.10% due 2022 (net of related deferred financing costs)	0	349,434
Revolving credit facility	366,000	148,000
	1,008,516	1,139,287
Less: Current maturity of 4.10% senior notes	0	349,434
	$1,008,516	$789,853
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
We were in compliance with all covenants under all issuances of outstanding senior notes as of September 30, 2022 and December 31, 2021.
Revolving Credit Facility - The revolving credit facility has a borrowing capacity of $900 million, a term of five years, and matures on March 5, 2025. The obligations under the revolving credit facility are unsecured.
The average interest rate for borrowings under the credit agreement was 2.7% during the first nine months of 2022 and 1.6% during the full year of 2021. We were in compliance with all covenants under the revolving credit facility as of September 30, 2022 and December 31, 2021.
Outstanding borrowings under the revolving credit facility amounted to $366 million at September 30, 2022 and $148 million at December 31, 2021. Outstanding letters of credit amounted to approximately $2 million at both September 30, 2022 and December 31, 2021. The unused portion of the credit facility amounted to $532 million at September 30, 2022 and $750 million at December 31, 2021.

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
Environmental
We are involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination, disposal of hazardous waste, and other environmental matters at several of our current or former facilities, or at third-party sites where we have been designated as a potentially responsible party. While we believe we are currently adequately accrued for known environmental issues, it is possible that unexpected future costs could have a significant impact on our consolidated financial position, results of operations, and cash flows. Our total accruals for environmental remediation, dismantling, and decontamination were approximately $10 million at September 30, 2022 and $11 million at December 31, 2021. Of the total accrual, the current portion is included in accrued expenses and the noncurrent portion is included in other noncurrent liabilities on the Condensed Consolidated Balance Sheets.
Our more significant environmental sites include a former plant site in Louisiana and a Houston, Texas plant site. Together, the amounts accrued on a discounted basis related to these sites represented approximately $7 million of the total accrual above at September 30, 2022 and $8 million at December 31, 2021, using discount rates ranging from 3% to 9% for both periods. The aggregate undiscounted amount for these sites were $9 million at September 30, 2022 and $10 million at December 31, 2021.

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10.    Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
The balances of, and changes in, the components of accumulated other comprehensive loss, net of tax, consist of the following:

(in thousands)	Pension Plans and Other Postretirement Benefits	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2020	$(92,771)	$(80,393)	$(173,164)
Other comprehensive income (loss) before reclassifications	(1,993)	(1,081)	(3,074)
Amounts reclassified from accumulated other comprehensive loss (a)	3,864	0	3,864
Other comprehensive income (loss)	1,871	(1,081)	790
Balance at September 30, 2021	$(90,900)	$(81,474)	$(172,374)

Balance at December 31, 2021	$1,522	$(83,749)	$(82,227)
Other comprehensive income (loss) before reclassifications	1,828	(68,251)	(66,423)
Amounts reclassified from accumulated other comprehensive loss (a)	21	0	21
Other comprehensive income (loss)	1,849	(68,251)	(66,402)
Balance at September 30, 2022	$3,371	$(152,000)	$(148,629)
(a) The pension plan and other postretirement benefit components of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (income). See Note 4 in this Quarterly Report on Form 10-Q and Note 18 in our 2021 Annual Report for further information.
11.    Fair Value Measurements
The carrying amount of cash and cash equivalents in the Consolidated Balance Sheets, as well as the fair value, was $72 million at September 30, 2022 and $83 million at December 31, 2021. The fair value is classified as Level 1 in the fair value hierarchy.
No material events occurred during the nine months ended September 30, 2022 requiring adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.
Long-term debt – We record the carrying amount of our long-term debt at historical cost, less deferred financing costs related to our registered senior notes. The estimated fair value of our long-term debt is shown in the table below and is based primarily on estimated current rates available to us for debt of the same remaining duration and adjusted for nonperformance risk and credit risk. The estimated fair value of our registered senior notes included in the table below is based on the last quoted price closest to September 30, 2022. The fair value of our debt instruments are classified as Level 2.

	September 30, 2022		December 31, 2021
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current maturities	$1,008,516	$896,982	$1,139,287	$1,178,066
12.    Recent Accounting Pronouncements
In September 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2022-04, "Liabilities - Supplier Finance Programs - Disclosure of Supplier Finance Program Obligations" (ASU 2022-04). FASB issued ASU 2022-04 to enhance the transparency of supplier finance programs by requiring disclosures surrounding the programs be included in the financial statements. ASU 2022-04 is effective for our reporting period beginning January 1, 2023. We are evaluating the impact of ASU 2022-04 on our consolidated financial statements.

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

Overview
When comparing the results of the petroleum additives segment for the first nine months of 2022 with the first nine months of 2021, net sales increased 17.1% primarily due to higher selling prices, partially offset by decreases in product shipments and an unfavorable foreign currency impact. Petroleum additives operating profit was 8.6% higher when comparing the first nine months of 2022 with the first nine months of 2021, reflecting the higher selling prices that favorably impacted net sales, mostly offset by significantly higher raw material costs and higher operating and conversion costs.
During the first nine months of 2022, we repurchased 499,275 shares of our common stock for a total of $155.2 million. We also redeemed our 4.10% senior notes and sold all of our marketable securities.
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

Impact of the Current Economic Environment
The current economic environment in which we operate is characterized by steadily rising costs, including raw material costs, limitations on certain supply availability, a challenging transportation system, and an equally challenging global supply chain network. Because of our active business continuity process and global network, we have continued to substantially manage through these factors during the first nine months of the year. We will continue working with our customers to deliver product, but at the same time, we also expect to be challenged by these ongoing economic factors as we manage our business throughout the rest of the year.

In addition to the general inflationary environment in which we operate, the Russia-Ukraine war has introduced additional challenges to our business. While this conflict has not had a material impact on our financial results for the first nine months of 2022, numerous countries have imposed sanctions against Russia. We are complying with these sanctions and are evaluating this evolving situation to assess its impact on our business.
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

Results of Operations
Net Sales
Consolidated net sales for the third quarter of 2022 totaled $696.0 million, representing an increase of $73.8 million, or 11.9% from the third quarter of 2021. Consolidated net sales for the first nine months of 2022 totaled $2.1 billion, representing an increase of $302.7 million, or 17.0%, from the first nine months of 2021. The following table shows net sales by segment and product line.

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Petroleum additives
Lubricant additives	$582.6	$527.2	$1,775.6	$1,520.5
Fuel additives	110.1	91.9	298.4	250.1
Total	692.7	619.1	2,074.0	1,770.6
All other	3.3	3.1	8.2	8.9
Net sales	$696.0	$622.2	$2,082.2	$1,779.5
Petroleum Additives Segment
The regions in which we operate include North America, Latin America, Asia Pacific, and the EMEAI region. While there is some fluctuation, the percentage of net sales generated by region remained fairly consistent when comparing the nine months of 2022 with the same period in 2021, as well as with the full year in 2021.
Petroleum additives net sales for the third quarter of 2022 were $692.7 million compared to $619.1 for the third quarter of 2021, an increase of 11.9%. Petroleum additives net sales for the first nine months of 2022 were $2.1 billion compared to $1.8 billion for the first nine months of 2021, an increase of 17.1%. For both the third quarter and nine months comparative periods, the increases were across all regions. North America represented around 35% of the increase for the third quarter comparison, while EMEAI represented about 30%. For the nine months comparison, North America contributed about 50% of the increase and EMEAI contributed approximately 25%. The Asia Pacific region contributed about 25% of the increase for the third quarter comparison and about 10% of the increase for the nine months comparison. Latin America contributed the remaining increases for both comparative periods.
The following table details the approximate components of the increase in petroleum additives net sales between the third quarter and first nine months of 2022 and 2021.

(in millions)	Third Quarter	Nine Months
Period ended September 30, 2021	$619.1	$1,770.6
Lubricant additives shipments	(42.1)	(18.8)
Fuel additives shipments	(6.3)	(14.2)
Selling prices	140.9	375.9
Foreign currency impact, net	(18.9)	(39.5)
Period ended September 30, 2022	$692.7	$2,074.0
When comparing both the third quarter and the first nine months periods of 2022 and 2021, higher selling prices were the predominant factor in the increase in petroleum additives net sales. Higher selling prices were partially offset by lower shipments for both lubricant additives and fuel additives products, as well as an unfavorable impact from foreign currency exchange rates for both the third quarter and nine months comparative periods. The United States Dollar strengthened against all of the major currencies in which we transact when comparing both the third quarter and first nine months periods of 2022 and 2021, resulting in an unfavorable impact to petroleum additives net sales for the comparative periods. The unfavorable foreign currency impacts for both the third quarter and nine months comparison were predominantly due to changes in the Euro and Japanese Yen exchange rates.
On a worldwide basis, the volume of product shipments for petroleum additives decreased 8.5% when comparing the two third quarter periods and 1.3% when comparing the first nine months of 2022 and 2021. The worldwide decrease in petroleum additives shipments for both the third quarter and nine months comparative periods included lower lubricant additives shipments, as well as lower fuel additives shipments. The decrease in lubricant additives shipments when comparing the 2022 third quarter with the 2021 third quarter was across all regions with most of the decrease from the North America region. The lubricant additives decrease in shipments for the first nine months 2022 and first nine months 2021 comparison was across all regions except EMEAI with the decrease almost comparable across the other regions. The decrease in fuel additives shipments for the third quarter comparison was in the North America and EMEAI regions with a small increase in the Latin America region. The Asia Pacific region, while down very slightly, was substantially unchanged for the third quarter comparison. The nine months comparison for fuel additives shipments reflected decreases in the EMEAI and Asia Pacific regions which were partially offset by increases in the North America and Latin America regions.
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
The following table reports segment operating profit for the third quarter and nine months ended September 30, 2022 and September 30, 2021.

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Petroleum additives	$83.0	$72.1	$261.1	$240.4
All other	$0.0	$(0.1)	$(0.2)	$(0.8)
Petroleum Additives Segment
Petroleum additives segment gross profit increased $9.9 million and operating profit increased $10.9 million when comparing the third quarter of 2022 to the third quarter of 2021. For the first nine months of 2022 compared to the first nine months of 2021, gross profit increased $19.4 million and operating profit increased $20.7 million. Cost of goods sold as a percentage of net sales was 78.7% for the third quarter of 2022, 77.7% for the third quarter of 2021, 77.9% for the first nine months of 2022, and 75.2% for the first nine months of 2021. The operating profit margin was 12.0% for the third quarter of 2022, 11.7% for the third quarter of 2021, 12.6% for the first nine months of 2022, and 13.6% for the first nine months of 2021. For the rolling four quarters ended September 30, 2022, the operating profit margin for petroleum additives was 11.4%.
When comparing the third quarter and first nine months of 2022 and 2021, both gross profit and operating profit included the favorable impact of significantly higher selling prices, which were partially offset by significantly higher raw material costs for the third quarter and nine months comparison periods. Operating and conversion costs for both the third quarter and nine months comparison periods were unfavorable, as was the impact from shipments for the third quarter comparison. The impact from shipments for the nine months comparison had a small favorable impact on both gross profit and operating profit. While shipments volumes were slightly lower when comparing the first nine months of 2022 to the first nine months of 2021, the mix of products sold during the 2022 period resulted in the small favorable impact.
Throughout most of 2021, we experienced declining operating margins due mainly to the prolonged period of escalating raw material costs. While raw material costs, along with other operating costs, have continued to increase in 2022, we have been able to make adjustments to selling prices. Nonetheless, we remain challenged by the ongoing inflationary environment and continue to experience a lag between when price increases go into effect and when margin recovery is realized. This lag will continue until raw material costs and other operating costs, including higher costs resulting from the worldwide supply chain disruptions, stabilize.
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
Petroleum additives selling, general, and administrative expenses (SG&A) for the third quarter of 2022 were substantially unchanged from the third quarter of 2021 and were $0.4 million lower when comparing the first nine months of 2022 and first nine months of 2021. SG&A as a percentage of net sales was 4.4% for the third quarter of 2022, 4.9% for the third quarter of 2021, 4.4% for the first nine months of 2022, and 5.2% for the first nine months of 2021. Our SG&A costs are primarily personnel-related and include salaries, benefits, and other costs associated with our workforce, including travel-related expenses. While personnel-related costs fluctuate from period to period, there were no significant changes in the drivers of these costs when comparing the periods.
Our investment in petroleum additives research, development, and testing (R&D) decreased approximately $1 million when comparing the third quarter periods, as well as the first nine months periods of 2022 and 2021. As a percentage of net sales, R&D was 5.0% for the third quarter of 2022, 5.7% for the third quarter of 2021, 5.1% for the first nine months of 2022, and 6.1% for the first nine months of 2021. Our R&D investments reflect our efforts to support the development of solutions that meet our customers' needs, meet new and evolving standards, and support our expansion into new product areas. Our approach to R&D investments, as it is with SG&A, is one of purposeful spending on programs to support our current product base and to ensure that we develop products to support our customers' programs in the future. R&D investments include personnel-related costs, as well as costs for internal and external testing of our products.

The following discussion references certain captions on the Consolidated Statements of Income.

Interest and Financing Expenses, Net
Interest and financing expenses were $8.4 million for the third quarter of 2022, $9.3 million for the third quarter of 2021, $24.9 million for the first nine months of 2022, and $24.6 million for the first nine months of 2021.
The decrease for the third quarter comparison resulted from a lower average interest rate, as well as lower average outstanding debt, along with lower amortization and fees. A decrease in capitalized interest during the 2022 period partially offset these favorable impacts.
The increase for the nine months comparison resulted primarily from higher outstanding debt during the 2022 period, as well as lower capitalized interest. A lower average interest rate partially offset these unfavorable impacts.

Other Income (Expense), Net
Other income (expense), net was income of $10.0 million for the third quarter of 2022, $7.4 million for the third quarter of 2021, $26.2 million for the first nine months of 2022, and $19.8 million for the first nine months of 2021. The amounts for both the 2022 and 2021 third quarter and first nine months periods primarily reflect the components of net periodic benefit cost (income), except for service cost, from defined benefit pension and postretirement plans. See Note 4 for further information on total periodic benefit cost (income). The first nine months of 2022 also included a loss on marketable securities of $3.0 million.

Income Tax Expense
Income tax expense was $17.1 million for the third quarter of 2022 and $9.1 million for the third quarter of 2021. The effective tax rate was 21.3% for the third quarter of 2022 and 14.9% for the third quarter of 2021. Income tax expense increased $5.1 million due to a higher effective tax rate and $2.9 million due to higher income before income tax expense.
Income tax expense was $50.4 million for the first nine months of 2022 and $43.9 million for the first nine months of 2021. The effective tax rate was 21.1% for the first nine months of 2022 and 20.2% for the first nine months of 2021. Income tax expense increased $4.4 million due to higher income before income tax expense with the remaining $2.1 million of the difference caused by the higher effective tax rate.
The increase in the effective tax rate for both the third quarter and nine months comparisons was primarily driven by the impact from our foreign operations.

Cash Flows, Financial Condition, and Liquidity
Cash and cash equivalents at September 30, 2022 were $72.0 million, a decrease of $11.3 million since December 31, 2021.

Cash and cash equivalents held by our foreign subsidiaries amounted to $69.3 million at September 30, 2022 and $81.1 million at December 31, 2021. Periodically, we repatriate cash from our foreign subsidiaries to the United States through intercompany dividends and loans. We do not anticipate significant tax consequences from future distributions of foreign earnings.
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
Cash Flows – Operating Activities
Cash flows provided from operating activities for the first nine months of 2022 were $16.0 million, adjusted for the use of $198.6 million to fund higher working capital requirements. The $198.6 million used for working capital excluded an unfavorable foreign currency impact to the components of working capital on the balance sheet.
The most significant changes in working capital included a decrease in marketable securities, as well as increases in accounts receivable, inventory, and accounts payable. During 2022, we sold all of our marketable securities. The increase in accounts receivable balances when comparing September 30, 2022 with the end of 2021 was primarily the result of higher sales prices during 2022. The increase in inventory was primarily caused by higher raw material costs, as well as an increase in quantities. The increase in accounts payable reflected higher raw material and operating costs and normal fluctuations across the regions due to timing.
Including cash and cash equivalents, as well as the impact of changes in foreign currency exchange rates on the balance sheet, we had total working capital of $748.0 million at September 30, 2022 and $663.1 million at December 31, 2021. The current ratio was 2.76 at September 30, 2022 and 1.91 at December 31, 2021.
Cash Flows – Investing Activities
Cash provided from investing activities totaled $331.7 million during the first nine months of 2022 primarily representing the proceeds from the sale of marketable securities of $372.8 million. Capital expenditures for the first nine months of 2022 were $40.4 million. We expect that our total capital spending during 2022 will be in the $55 million to $65 million range and will include several improvements to our manufacturing and R&D infrastructure around the world. We expect to continue to finance capital spending through cash on hand and cash provided from operations, together with borrowing available under our revolving credit facility.
Cash Flows – Financing Activities
Cash used in financing activities during the first nine months of 2022 amounted to $356.1 million. These cash flows included $350.0 million for the redemption of the 4.10% senior notes along with $7.1 million of costs related to the redemption (see Debt discussion below), $150.8 million for repurchases of our common stock, and cash dividends of $63.8 million. We also borrowed an additional $218.0 million on the revolving credit facility.
Debt
Our long-term debt was $1.0 billion at September 30, 2022 compared to $1.1 billion at December 31, 2021.
On March 15, 2022, we redeemed the 4.10% senior notes at a redemption price of 100% of the principal amount of $350 million plus the accrued and unpaid interest on the notes and the applicable premium as outlined in the Indenture dated December 20, 2012. The 4.10% senior notes were due December 2022. We recognized a loss of $7.5 million on the early extinguishment, including cash paid of $7.1 million for the premium on the early redemption and a write-off of $0.4 million of unamortized deferred financing costs.
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
The revolving credit facility contains financial covenants that require NewMarket to maintain a consolidated Leverage Ratio (as defined in the agreement) of no more than 3.75 to 1.00, except during an Increased Leverage Period (as defined in the agreement) at the end of each quarter. At September 30, 2022, the Leverage Ratio was 2.71 under the revolving credit facility.

At September 30, 2022, we were in compliance with all covenants under the 3.78% senior notes, 2.70% senior notes, and revolving credit facility.
As a percentage of total capitalization (total long-term debt and shareholders’ equity), our total long-term debt percentage increased from 59.9% at December 31, 2021 to 60.2% at September 30, 2022. The change resulted primarily from the increase in outstanding revolving credit facility borrowings and the decrease in shareholders' equity, partially offset by the repayment of the 4.10% senior notes. The change in shareholders’ equity primarily reflects our earnings offset by dividend payments, the repurchases of our common stock, and the impact of foreign currency translation adjustments along with the changes in the funded position of our defined benefit plans. Generally, we repay any outstanding long-term debt with cash from operations or refinancing activities.

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

Recent Accounting Pronouncements
See Note 12, Recent Accounting Pronouncements for a discussion of recent accounting pronouncements which may impact our financial statements.

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

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk
At September 30, 2022, there were no material changes in our market risk from the information provided in the 2021 Annual Report except for a change in marketable securities price risk due to the sale of all outstanding securities and a change in interest rate risk due to higher outstanding borrowings on the revolving credit facility.
At September 30, 2022, we had $366.0 million outstanding variable rate debt under the revolving credit facility. Holding all other variables constant, if the variable portion of the interest rates hypothetically increased 10%, the effect on our earnings and cash flow would be approximately $1.3 million.

A hypothetical 100 basis point decrease in interest rates, holding all other variables constant, would have resulted in a change of $47 million in the fair value of our debt at September 30, 2022.

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
There has been no change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION
ITEM 1.     Legal Proceedings
There have been no material changes to our legal proceedings as disclosed in "Legal Proceedings" in Item 3 of Part I of the 2021 Annual Report.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds
On October 28, 2021, our Board of Directors approved a share repurchase program authorizing management to repurchase up to $500 million of NewMarket's outstanding common stock until December 31, 2024, as market conditions warrant and covenants under our existing debt agreements permit. We may conduct the share repurchases in the open market, in privately negotiated transactions, through block trades, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. The repurchase program does not require the Company to acquire any specific number of shares and may be terminated or suspended at any time. At September 30, 2022, approximately $327 million remained available under the 2021 authorization.
The following table outlines the purchases during the third quarter of 2022 under the authorization.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31	68,058	$303.05	68,058	$368,344,778
August 1 to August 31	16,013	287.34	16,013	363,743,619
September 1 to September 30	125,467	295.80	125,467	326,630,200
Total	209,538	$297.51	209,538	$326,630,200

ITEM 6.     Exhibits

Exhibit 3.1	Articles of Incorporation Amended and Restated effective April 27, 2012 (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 1-32190) filed April 30, 2012)
Exhibit 3.2	NewMarket Corporation Bylaws Amended and Restated effective August 6, 2015 (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 1- 32190) filed August 6, 2015)
Exhibit 31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald
Exhibit 31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Brian D. Paliotti
Exhibit 32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald
Exhibit 32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Brian D. Paliotti
Exhibit 101	Inline XBRL Instance Document and Related Items (the instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document)
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMARKET CORPORATION
(Registrant)

Date: October 25, 2022	By: /s/ Brian D. Paliotti
Brian D. Paliotti
Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: October 25, 2022	By: /s/ William J. Skrobacz
William J. Skrobacz
Controller
(Principal Accounting Officer)