Form 10-Q
period 2023-03-31
NEWMARKET CORP
filed 2023-04-27
CIK 1282637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Yes  ☐ No  ☒
Number of shares of common stock, with no par value, outstanding as of March 31, 2023: 9,625,959

NEWMARKET CORPORATION

INDEX

PART I.    FINANCIAL INFORMATION
ITEM 1.     Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(in thousands, except per-share amounts)	Three Months Ended March 31,
	2023	2022
Net sales	$702,789	$662,552
Cost of goods sold	504,745	507,389
Gross profit	198,044	155,163
Selling, general, and administrative expenses	39,847	35,622
Research, development, and testing expenses	33,156	36,251
Operating profit	125,041	83,290
Interest and financing expenses, net	10,773	9,406
Loss on early extinguishment of debt	0	7,545
Other income (expense), net	10,880	7,168
Income before income tax expense	125,148	73,507
Income tax expense	27,565	14,189
Net income	$97,583	$59,318
Earnings per share - basic and diluted	$10.09	$5.75
Cash dividends declared per share	$2.10	$2.10
See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(in thousands)	Three Months Ended March 31,
	2023	2022
Net income	$97,583	$59,318
Other comprehensive income (loss):
Pension plans and other postretirement benefits:
Amortization of prior service cost (credit) included in net periodic benefit cost (income), net of income tax expense (benefit) of $(171) in 2023 and $(156) in 2022	(547)	(496)
Actuarial net gain (loss) arising during the period, net of income tax expense (benefit) of $0 in 2023 and $7 in 2022	0	16
Amortization of actuarial net loss (gain) included in net periodic benefit cost (income), net of income tax expense (benefit) of $(118) in 2023 and $175 in 2022	(375)	539
Total pension plans and other postretirement benefits	(922)	59
Foreign currency translation adjustments, net of income tax expense (benefit) of $207 in 2023 and $1,131 in 2022	11,366	(3,102)
Other comprehensive income (loss)	10,444	(3,043)
Comprehensive income	$108,027	$56,275
See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share amounts)	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$70,115	$68,712
Trade and other accounts receivable, less allowance for credit losses	457,203	453,692
Inventories	566,136	631,383
Prepaid expenses and other current assets	38,107	38,338
Total current assets	1,131,561	1,192,125
Property, plant, and equipment, net	658,092	659,998
Intangibles (net of amortization) and goodwill	125,754	126,069
Prepaid pension cost	310,753	302,584
Operating lease right-of-use assets, net	60,350	62,417
Deferred charges and other assets	64,261	63,625
Total assets	$2,350,771	$2,406,818
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$212,277	$273,289
Accrued expenses	72,336	89,508
Dividends payable	17,861	17,850
Income taxes payable	35,248	16,109
Operating lease liabilities	14,948	15,569
Other current liabilities	5,826	11,562
Total current liabilities	358,496	423,887
Long-term debt	957,958	1,003,737
Operating lease liabilities-noncurrent	45,588	46,968
Other noncurrent liabilities	166,929	169,819
Total liabilities	1,528,971	1,644,411
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock and paid-in capital (with no par value; authorized shares - 80,000,000; issued and outstanding shares - 9,625,959 at March 31, 2023 and 9,702,147 at December 31, 2022)	0	0
Accumulated other comprehensive loss	(61,551)	(71,995)
Retained earnings	883,351	834,402
Total shareholders' equity	821,800	762,407
Total liabilities and shareholders’ equity	$2,350,771	$2,406,818
See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in thousands, except share and per-share amounts)	Common Stock and Paid-in Capital		Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2021	10,362,722	$0	$(82,227)	$844,356	$762,129
Net income				59,318	59,318
Other comprehensive income (loss)			(3,043)		(3,043)
Cash dividends ($2.10 per share)				(21,570)	(21,570)
Repurchases of common stock	(115,796)	(597)		(36,750)	(37,347)
Stock-based compensation	7,777	597		6	603
Balance at March 31, 2022	10,254,703	$0	$(85,270)	$845,360	$760,090

Balance at December 31, 2022	9,702,147	$0	$(71,995)	$834,402	$762,407
Net income				97,583	97,583
Other comprehensive income (loss)			10,444		10,444
Cash dividends ($2.10 per share)				(20,292)	(20,292)
Repurchases of common stock	(82,486)	(1,223)		(27,525)	(28,748)
Tax withholdings related to stock-based compensation	(2,417)	0		(803)	(803)
Stock-based compensation	8,715	1,223		(14)	1,209
Balance at March 31, 2023	9,625,959	$0	$(61,551)	$883,351	$821,800
See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands)	Three Months Ended March 31,
	2023	2022
Cash and cash equivalents at beginning of year	$68,712	$83,304
Cash flows from operating activities:
Net income	97,583	59,318
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	20,313	21,072
Deferred income tax benefit	(4,932)	(12,135)
Loss on early extinguishment of debt	0	7,545
Working capital changes	9,795	(66,987)
Loss on marketable securities	0	2,977
Cash pension and postretirement contributions	(2,290)	(2,099)
Other, net	(10,554)	(2,910)
Cash provided from (used in) operating activities	109,915	6,781
Cash flows from investing activities:
Capital expenditures	(11,881)	(12,612)
Purchases of marketable securities	0	(787)
Proceeds from sales and maturities of marketable securities	0	372,846
Cash provided from (used in) investing activities	(11,881)	359,447
Cash flows from financing activities:
Net (repayments) borrowings under revolving credit facility	(46,000)	51,000
Dividends paid	(20,292)	(21,570)
Repurchases of common stock	(28,479)	(37,347)
Redemption of 4.10% senior notes	0	(350,000)
Cash costs of 4.10% senior notes redemption	0	(7,099)
Other, net	(2,280)	(833)
Cash provided from (used in) financing activities	(97,051)	(365,849)
Effect of foreign exchange on cash and cash equivalents	420	867
Increase in cash and cash equivalents	1,403	1,246
Cash and cash equivalents at end of period	$70,115	$84,550
See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Financial Statement Presentation
In the opinion of management, the accompanying consolidated financial statements of NewMarket Corporation and its subsidiaries contain all necessary adjustments for the fair presentation of, in all material respects, our consolidated financial position as of March 31, 2023 and December 31, 2022, and our consolidated results of operations, comprehensive income, and changes in shareholders' equity for the three months ended March 31, 2023 and March 31, 2022, and our cash flows for the three months ended March 31, 2023 and March 31, 2022. All adjustments are of a normal, recurring nature, unless otherwise disclosed. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the NewMarket Corporation Annual Report on Form 10-K for the year ended December 31, 2022 (2022 Annual Report), as filed with the Securities and Exchange Commission (SEC). The results of operations for the three month period ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023. The December 31, 2022 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.
Unless the context otherwise indicates, all references to “we,” “us,” “our,” the “company,” and “NewMarket” are to NewMarket Corporation and its consolidated subsidiaries.
We offer our vendors a supplier finance program, which allows our vendors to receive payment from a third-party finance provider earlier than our normal payment terms would provide. NewMarket and its subsidiaries are not a party to the arrangement between our vendor and the finance provider, and there are no assets pledged as security or other forms of guarantees provided by NewMarket to the finance provider. For those vendors who opt to participate in the program, we pay the finance provider the full amount of the invoices on the normal due date. At March 31, 2023, the amount of confirmed invoices under the supplier finance program was not material.
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
In limited cases, we collect funds in advance of shipping product to our customers and recognizing the related revenue. These prepayments from customers are recorded as a contract liability to our customer until we recognize the revenue. Some of our contracts include variable consideration in the form of rebates or business development funds. We regularly review both rebates and business development funds and make adjustments to estimated amounts when necessary, recognizing the full amount of any adjustment in the period identified.

The following table provides information on our net sales by geographic area. Information on net sales by segment is in Note 3.

	Three Months Ended March 31,
(in thousands)	2023	2022
Net sales
United States	$256,398	$224,688
Europe, Middle East, Africa, India	204,210	195,987
Asia Pacific	151,949	157,544
Other foreign	90,232	84,333
Net sales	$702,789	$662,552

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. Segment Information
The tables below show our consolidated segment results. The “All other” category includes the operations of the antiknock compounds business, as well as certain contracted manufacturing and related services associated with Ethyl Corporation (Ethyl).
Net Sales by Segment

	Three Months Ended March 31,
(in thousands)	2023	2022
Petroleum additives
Lubricant additives	$602,574	$570,042
Fuel additives	97,417	90,262
Total	699,991	660,304
All other	2,798	2,248
Net sales	$702,789	$662,552

Segment Operating Profit

	Three Months Ended March 31,
(in thousands)	2023	2022
Petroleum additives	$132,068	$86,922
All other	(975)	98
Segment operating profit	131,093	87,020
Corporate, general, and administrative expenses	(6,491)	(3,890)
Interest and financing expenses, net	(10,773)	(9,406)
Loss on early extinguishment of debt	0	(7,545)
Other income (expense), net	11,319	7,328
Income before income tax expense	$125,148	$73,507

4.    Pension Plans and Other Postretirement Benefits
The table below shows cash contributions made during the three months ended March 31, 2023, as well as the remaining cash contributions we expect to make during the year ending December 31, 2023, for our domestic and foreign pension plans and domestic postretirement benefit plan.

(in thousands)	Actual Cash Contributions for Three Months Ended March 31, 2023	Expected Remaining Cash Contributions for Year Ending December 31, 2023
Domestic plans
Pension benefits	$603	$1,808
Postretirement benefits	314	943
Foreign plans
Pension benefits	1,373	4,543

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

	Domestic
	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,
(in thousands)	2023	2022	2023	2022
Service cost	$2,658	$4,856	$130	$260
Interest cost	4,536	3,389	391	289
Expected return on plan assets	(11,509)	(10,940)	(202)	(204)
Amortization of prior service cost (credit)	6	68	(757)	(757)
Amortization of actuarial net (gain) loss	(411)	536	(76)	8
Net periodic benefit cost (income)	$(4,720)	$(2,091)	$(514)	$(404)

	Foreign
	Pension Benefits
	Three Months Ended March 31,
(in thousands)	2023	2022
Service cost	$1,054	$2,360
Interest cost	1,544	1,098
Expected return on plan assets	(2,841)	(2,635)
Amortization of prior service cost (credit)	34	37
Amortization of actuarial net (gain) loss	(6)	169
Net periodic benefit cost (income)	$(215)	$1,029
5.    Earnings Per Share
We had 34,579 shares of nonvested restricted stock at March 31, 2023 and 34,349 shares of nonvested restricted stock at March 31, 2022 that were excluded from the calculation of diluted earnings per share, as their effect on earnings per share would be anti-dilutive.
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

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per-share amounts)	2023	2022
Earnings per share numerator:
Net income attributable to common shareholders before allocation of earnings to participating securities	$97,583	$59,318
Earnings allocated to participating securities	(306)	(175)
Net income attributable to common shareholders after allocation of earnings to participating securities	$97,277	$59,143
Earnings per share denominator:
Weighted-average number of shares of common stock outstanding - basic and diluted	9,643	10,290
Earnings per share - basic and diluted	$10.09	$5.75
6.        Inventories

	March 31,	December 31,
(in thousands)	2023	2022
Finished goods and work-in-process	$455,168	$497,652
Raw materials	89,873	113,484
Stores, supplies, and other	21,095	20,247
	$566,136	$631,383
7.    Intangibles (Net of Amortization) and Goodwill
The net carrying amount of intangibles and goodwill was $126 million at both March 31, 2023 and December 31, 2022. The gross carrying amount and accumulated amortization of each type of intangible asset and goodwill are presented in the table below.

	March 31, 2023		December 31, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Formulas and technology	$6,200	$5,942	$6,200	$5,683
Contract	2,000	1,250	2,000	1,200
Customer base	5,440	4,397	5,440	4,350
Goodwill	123,703		123,662
	$137,343	$11,589	$137,302	$11,233
All of the intangibles relate to the petroleum additives segment. The change in the gross carrying amount between December 31, 2022 and March 31, 2023 is due to foreign currency fluctuation. There is no accumulated goodwill impairment.
Amortization expense was (in thousands):

Three months ended March 31, 2023	356
Three months ended March 31, 2022	355

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Estimated amortization expense for the remainder of 2023, as well as estimated annual amortization expense related to our intangible assets for the next five years, is expected to be (in thousands):

2023	$551
2024	390
2025	390
2026	390
2027	190
2028	140
We amortize formulas and technology over 6 years, the contract over 10 years, and the customer base over 20 years.
8.    Long-term Debt

(in thousands)	March 31, 2023	December 31, 2022
Senior notes - 2.70% due 2031 (net of related deferred financing costs)	$392,958	$392,737
Senior notes - 3.78% due 2029	250,000	250,000
Revolving credit facility	315,000	361,000
	$957,958	$1,003,737
Senior Notes - The 2.70% senior notes, which were issued in 2021, are unsecured with an aggregate principal amount of $400 million. The offer and sale of the notes were registered under the Securities Act of 1933, as amended.
The 3.78% senior notes are unsecured and were issued in a 2017 private placement with The Prudential Insurance Company of America and certain other purchasers.
We were in compliance with all covenants under all issuances of senior notes as of March 31, 2023 and December 31, 2022.
Revolving Credit Facility - The revolving credit facility has a borrowing capacity of $900 million, a term of five years, and matures on March 5, 2025. The obligations under the revolving credit facility are unsecured. The average interest rate for borrowings under the credit agreement was 5.8% during the first three months of 2023 and 3.5% during the full year of 2022.
We were in compliance with all covenants under the revolving credit facility as of March 31, 2023 and December 31, 2022.
Outstanding borrowings under the revolving credit facility amounted to $315 million at March 31, 2023 and $361 million at December 31, 2022. Outstanding letters of credit amounted to approximately $2 million at both March 31, 2023 and December 31, 2022. The unused portion of the credit facility amounted to $583 million at March 31, 2023 and $537 million at December 31, 2022.
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

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Environmental
We are involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination, disposal of hazardous waste, and other environmental matters at several of our current or former facilities, or at third-party sites where we have been designated as a potentially responsible party. While we believe we are currently adequately accrued for known environmental issues, it is possible that unexpected future costs could have a significant impact on our consolidated financial position, results of operations, and cash flows. Our total accruals for environmental remediation, dismantling, and decontamination were approximately $10 million at both March 31, 2023 and December 31, 2022. Of the total accrual, the current portion is included in accrued expenses and the noncurrent portion is included in other noncurrent liabilities on the Condensed Consolidated Balance Sheets.
Our more significant environmental sites include a former plant site in Louisiana and a Houston, Texas plant site. Together, the amounts accrued on a discounted basis related to these sites represented approximately $7 million of the total accrual above at March 31, 2023 and $8 million at December 31, 2022, using discount rates ranging from 3% to 9% for both periods. The aggregate undiscounted amount for these sites were $10 million at both March 31, 2023 and December 31, 2022.
10.    Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
The balances of, and changes in, the components of accumulated other comprehensive loss, net of tax, consist of the following:

(in thousands)	Pension Plans and Other Postretirement Benefits	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2021	$1,522	$(83,749)	$(82,227)
Other comprehensive income (loss) before reclassifications	16	(3,102)	(3,086)
Amounts reclassified from accumulated other comprehensive loss (a)	43	0	43
Other comprehensive income (loss)	59	(3,102)	(3,043)
Balance at March 31, 2022	$1,581	$(86,851)	$(85,270)

Balance at December 31, 2022	$54,562	$(126,557)	$(71,995)
Other comprehensive income (loss) before reclassifications	0	11,366	11,366
Amounts reclassified from accumulated other comprehensive loss (a)	(922)	0	(922)
Other comprehensive income (loss)	(922)	11,366	10,444
Balance at March 31, 2023	$53,640	$(115,191)	$(61,551)
(a) The pension plan and other postretirement benefit components of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (income). See Note 4 in this Quarterly Report on Form 10-Q and Note 18 in our 2022 Annual Report for further information.
11.    Fair Value Measurements
The carrying amount of cash and cash equivalents in the Consolidated Balance Sheets, as well as the fair value, was $70 million at March 31, 2023 and $69 million at December 31, 2022. The fair value is classified as Level 1 in the fair value hierarchy.
No material events occurred during the three months ended March 31, 2023 requiring adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Long-term debt – We record the carrying amount of our long-term debt at historical cost, less deferred financing costs related to our 2.70% senior notes. The estimated fair value of our long-term debt is shown in the table below and is based primarily on estimated current rates available to us for debt of the same remaining duration and adjusted for nonperformance risk and credit risk. The estimated fair value of our 2.70% senior notes included in the table below is based on the last quoted price closest to March 31, 2023. The fair value of our debt instruments is classified as Level 2.

	March 31, 2023		December 31, 2022
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$957,958	$882,023	$1,003,737	$906,891

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
Factors that could cause actual results to differ materially from expectations include, but are not limited to, the availability of raw materials and distribution systems; disruptions at production facilities, including single-sourced facilities; hazards common to chemical businesses; the ability to respond effectively to technological changes in our industry; failure to protect our intellectual property rights; sudden, sharp, or prolonged raw material price increases; competition from other manufacturers; current and future governmental regulations; the loss of significant customers; failure to attract and retain a highly-qualified workforce; an information technology system failure or security breach; the occurrence or threat of extraordinary events, including natural disasters, terrorist attacks, wars, and health-related epidemics such as the COVID-19 pandemic; risks related to operating outside of the United States; political, economic, and regulatory factors concerning our products; the impact of substantial indebtedness on our operational and financial flexibility; the impact of fluctuations in foreign exchange rates; resolution of environmental liabilities or legal proceedings; limitation of our insurance coverage; our inability to realize expected benefits from investment in our infrastructure or from future acquisitions, or our inability to successfully integrate future acquisitions into our business; the underperformance of our pension assets resulting in additional cash contributions to our pension plans; and other factors detailed from time to time in the reports that NewMarket files with the SEC, including the risk factors in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, which is available to shareholders upon request.
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

Overview
When comparing the results of the petroleum additives segment for the first three months of 2023 with the first three months of 2022, net sales increased 6.0% primarily due to significantly higher selling prices, partially offset by decreases in product shipments and an unfavorable foreign currency impact. Petroleum additives operating profit was 51.9% higher when comparing the first three months of 2023 with the first three months of 2022, reflecting the higher selling prices that favorably impacted net sales, partially offset by significantly higher raw material costs, as well as higher operating and conversion costs and lower product shipments. Shipments have been lower than our expectations over the last few quarters due primarily to a general economic slowdown and customer destocking.
We continue to operate in a general inflationary environment. While we have experienced some improvement in the supply chain disruptions which have impacted the petrochemicals industry and our company over the past several years, we expect to continue to be challenged by high costs during 2023. Despite the challenging economic environment, our financial position remains strong. We have sufficient access to capital, if needed, and do not anticipate any issues with meeting the covenants for all our debt agreements for the foreseeable future. Our major capital projects are continuing to progress substantially as planned.
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
During the first three months of 2023, we repurchased 82,486 shares of our common stock for a total of $28.5 million.
The chemical industry and our products are essential for transportation of people, goods and services. Our business continuity planning process focuses our efforts on managing through this challenging time and helping our customers do the same.

Results of Operations
Net Sales
Consolidated net sales for the first three months of 2023 totaled $702.8 million, representing an increase of $40.2 million, or 6.1%, from the first three months of 2022. The following table shows net sales by segment and product line.

	Three Months Ended March 31,
(in millions)	2023	2022
Petroleum additives
Lubricant additives	$602.6	$570.0
Fuel additives	97.4	90.3
Total	700.0	660.3
All other	2.8	2.3
Net sales	$702.8	$662.6
Petroleum Additives Segment
The regions in which we operate include North America, Latin America, Asia Pacific, and the EMEAI region. While there is some fluctuation, the percentage of net sales generated by region remained fairly consistent when comparing the three months of 2023 with the same period in 2022, as well as with the full year 2022.
Petroleum additives net sales for the first three months of 2023 were $700.0 million compared to $660.3 million for the first three months of 2022, an increase of 6.0%. The increase was across all regions except for the Asia Pacific region, which reported a decrease in petroleum additives net sales when comparing the first three months periods of 2023 and 2022. The North America region represented around 80% of the increase for the three months comparison, while the EMEAI region represented about 20%. The increase in the Latin America region was offset by the decrease in the Asia Pacific region.
The following table details the approximate components of the increase in petroleum additives net sales between the first three months of 2023 and 2022.

(in millions)	Three Months
Period ended March 31, 2022	$660.3
Lubricant additives shipments	(82.8)
Fuel additives shipments	(9.9)
Selling prices	142.1
Foreign currency impact, net	(9.7)
Period ended March 31, 2023	$700.0
When comparing the first three months of 2023 and 2022, higher selling prices drove the increase in petroleum additives net sales. Higher selling prices were partially offset by lower shipments, as well as an unfavorable impact from foreign currency exchange rates for the three months comparative periods. The United States Dollar strengthened against all of the major currencies in which we transact when comparing the first three months periods of 2023 and 2022, resulting in an unfavorable impact to petroleum additives net sales for the comparative periods. The unfavorable foreign currency impacts for the three months comparison were predominantly due to changes in the Euro, Japanese Yen, and Chinese Renminbi exchange rates.
On a worldwide basis, the volume of product shipments for petroleum additives decreased 15.4% when comparing the first three months of 2023 and 2022. The worldwide decrease in petroleum additives shipments for the three months comparative periods included lower lubricant additives shipments, as well as lower fuel additives shipments. The decrease in lubricant additives shipments when comparing the first three months of 2023 with the same period of 2022 was across all regions with around 30% of the decrease in each of the North America, EMEAI, and Asia Pacific regions and the remaining decrease in the Latin America region. The three months comparison for fuel additives shipments reflected decreases in all regions except for North America, which reflected a small increase.
All Other
The “All other” category includes the operations of the antiknock compounds business and certain contracted manufacturing and related services.

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
The following table reports segment operating profit for the three months ended March 31, 2023 and March 31, 2022.

	Three Months Ended March 31,
(in millions)	2023	2022
Petroleum additives	$132.1	$86.9
All other	$(1.0)	$0.1
Petroleum Additives Segment
Petroleum additives segment gross profit increased $36.2 million and operating profit increased $45.2 million when comparing the first three months of 2023 to the first three months of 2022. Cost of goods sold as a percentage of net sales was 71.7% for the first three months of 2023 and 76.6% for the first three months of 2022. The operating profit margin was 18.9% for the first three months of 2023 and 13.2% for the first three months of 2022. For the rolling four quarters ended March 31, 2023, the operating profit margin for petroleum additives was 15.2%.
When comparing the first three months of 2023 and 2022, both gross profit and operating profit included the favorable impact of significantly higher selling prices. The favorable impact from higher selling prices was partially offset by significantly higher raw material costs, as well as higher operating and conversion costs and lower product shipments.
While raw material costs, along with other operating costs, increased throughout 2022, we were able to make adjustments to selling prices, which are reflected in our results for the first three months comparisons between 2023 and 2022. We have experienced some stabilization of raw material costs during the first quarter of 2023, but nonetheless remain challenged by the ongoing inflationary environment impacting raw material and other operating costs, along with a decrease in demand on a global basis.
In this uncertain economic environment of increased costs and lower demand, operating profit margins remain a priority for us. The operating profit margin of 15.2% for the rolling four quarters ended March 31, 2023 is at the lower end of the range of our long-term expectations. As a result, we intend to continue to focus on cost control and margin recovery throughout this year. While operating margins will fluctuate from quarter to quarter due to multiple factors, we believe the fundamentals of our business and industry as a whole are unchanged.
Petroleum additives selling, general, and administrative expenses (SG&A) for the first three months of 2023 were $1.6 million higher than the first three months of 2022. SG&A as a percentage of net sales was 4.7% for both the first three months of 2023 and 2022. Our SG&A costs are primarily personnel-related and include salaries, benefits, and other costs associated with our workforce, including travel-related expenses. While personnel-related costs fluctuate from period to period, there were no significant changes in the drivers of these costs when comparing the periods.
Our investment in petroleum additives research, development, and testing (R&D) decreased approximately $3.2 million when comparing the first three months periods of 2023 and 2022. As a percentage of net sales, R&D was 4.7% for the first three months of 2023 and 5.5% for the first three months of 2022. Our R&D investments reflect our efforts to support the development of solutions that meet our customers' needs, meet new and evolving standards, and support our expansion into new product areas. Our approach to R&D investments, as it is with SG&A, is one of purposeful spending on programs to support our current product base and to ensure that we develop products to support our customers' programs in the future. R&D investments include personnel-related costs, as well as costs for internal and external testing of our products.

The following discussion references certain captions on the Consolidated Statements of Income.

Interest and Financing Expenses, Net
Interest and financing expenses were $10.8 million for the first three months of 2023 and $9.4 million for the first three months of 2022. The increase for the three months comparison resulted primarily from a higher average interest rate during the 2023 period, which was partially offset by lower average outstanding debt, along with lower amortization and fees.

Other Income (Expense), Net
Other income (expense), net was income of $10.9 million for the first three months of 2023 and $7.2 million for the first three months of 2022. The amounts for both 2023 and 2022 primarily reflect the components of net periodic benefit cost (income), except for service cost, from defined benefit pension and postretirement plans. See Note 4 for further information on total periodic benefit cost (income). The first three months of 2022 also included a loss on marketable securities of $3.0 million.

Income Tax Expense
Income tax expense was $27.6 million for the first three months of 2023 and $14.2 million for the first three months of 2022. The effective tax rate was 22.0% for the first three months of 2023 and 19.3% for the first three months of 2022. Income tax expense increased $10.0 million due to higher income before income tax expense with the remaining $3.4 million of the difference caused by the higher effective tax rate.
The increase in the effective tax rate for the three months comparison was primarily the result of an increase in the U.S. tax on foreign earnings and a decreased benefit of the research and development tax credit.

Cash Flows, Financial Condition, and Liquidity
Cash and cash equivalents at March 31, 2023 were $70.1 million, an increase of $1.4 million since December 31, 2022.
Cash and cash equivalents held by our foreign subsidiaries amounted to $67.9 million at March 31, 2023 and $65.3 million at December 31, 2022. Periodically, we repatriate cash from our foreign subsidiaries to the United States through intercompany dividends and loans. We do not anticipate significant tax consequences from future distributions of foreign earnings.
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
Cash Flows – Operating Activities
Cash flows provided from operating activities for the first three months of 2023 were $109.9 million, including $9.8 million to reflect lower working capital requirements. The $9.8 million excluded an unfavorable foreign currency impact to the components of working capital on the balance sheet.
The most significant changes in working capital included decreases in inventories, accounts payable, and accrued expenses, as well as an increase in income taxes payable. The decrease in inventories reflects our planned destocking in response to lower demand and destocking by our customers. The decrease in accounts payable is primarily the result of destocking and lower production levels. The change in accrued expenses reflects normal rebate payments to customers, as well as payments of accrued interest on our debt agreements. The increase in income taxes payable is primarily caused by the timing of some first quarter estimated tax payments.
Including cash and cash equivalents, as well as the impact of changes in foreign currency exchange rates on the balance sheet, we had total working capital of $773.1 million at March 31, 2023 and $768.2 million at December 31, 2022. The current ratio was 3.16 at March 31, 2023 and 2.81 at December 31, 2022.
Cash Flows – Investing Activities
Cash used in investing activities totaled $11.9 million during the first three months of 2023 for capital expenditures. We expect that our total capital spending during 2023 will be in the $60 million to $70 million range and will include several improvements to our manufacturing and R&D infrastructure around the world. We expect to continue to finance capital spending through cash on hand and cash provided from operations, together with borrowing available under our revolving credit facility.
Cash Flows – Financing Activities
Cash used in financing activities during the first three months of 2023 amounted to $97.1 million. These cash flows included net payments of $46.0 million on the revolving credit facility, $28.5 million for repurchases of our common stock, and cash dividends of $20.3 million.
Debt
Our long-term debt was $958.0 million at March 31, 2023 compared to $1.0 billion at December 31, 2022.

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
The revolving credit facility contains financial covenants that require NewMarket to maintain a consolidated Leverage Ratio (as defined in the agreement) of no more than 3.75 to 1.00, except during an Increased Leverage Period (as defined in the agreement) at the end of each quarter. At March 31, 2023, the Leverage Ratio was 1.91 under the revolving credit facility.
At March 31, 2023, we were in compliance with all covenants under the 3.78% senior notes, 2.70% senior notes, and revolving credit facility.
As a percentage of total capitalization (total long-term debt and shareholders’ equity), our total long-term debt decreased from 56.8% at December 31, 2022 to 53.8% at March 31, 2023. The change resulted primarily from the decrease in outstanding revolving credit facility borrowings, along with the increase in shareholders' equity. The increase in shareholders’ equity primarily reflects our earnings offset by dividend payments, the repurchases of our common stock, and the impact of foreign currency translation adjustments. Generally, we repay any outstanding long-term debt with cash from operations or refinancing activities.

Critical Accounting Policies and Estimates
This Form 10-Q and our 2022 Annual Report on Form 10-K include discussions of our accounting policies, as well as methods and estimates used in the preparation of our financial statements. We also provided a discussion of Critical Accounting Policies and Estimates in our 2022 Annual Report on Form 10-K.
There have been no significant changes in our critical accounting policies and estimates from those reported in our 2022 Annual Report on Form 10-K.

Recent Accounting Pronouncements
There have been no recent accounting pronouncements which have not been adopted and may have a significant impact our financial statements.

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
We expect our petroleum additives segment to experience impacts to its operating performance during 2023 due to the uncertain economic environment in which we operate, as we continue to see challenges with inflationary trends and raw material price volatility. As a result, we will continue to focus on cost control and operating profit margin recovery throughout the year. We expect over the long-term that the petroleum additives market will grow annually in the 1% to 2% range. We plan to exceed that growth rate.
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

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk
At March 31, 2023, there were no material changes in our market risk from the information provided in the 2022 Annual Report .

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
There has been no change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, which occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION
ITEM 1.     Legal Proceedings
There have been no material changes to our legal proceedings as disclosed in "Legal Proceedings" in Item 3 of Part I of the 2022 Annual Report.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds
On October 28, 2021, our Board of Directors approved a share repurchase program authorizing management to repurchase up to $500 million of NewMarket's outstanding common stock until December 31, 2024, as market conditions warrant and covenants under our existing debt agreements permit. We may conduct the share repurchases in the open market, in privately negotiated transactions, through block trades, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 and/or Rule 10b-18 of the Securities Exchange Act of 1934. The repurchase program does not require the Company to acquire any specific number of shares and may be terminated or suspended at any time. At March 31, 2023, approximately $246 million remained available under the 2021 authorization.
The following table outlines the purchases during the first quarter of 2023 under the authorization.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31	15,264	$322.04	15,264	$269,428,875
February 1 to February 28	4,118	345.50	4,118	268,006,086
March 1 to March 31	63,104	350.85	63,104	245,865,944
Total	82,486	$345.25	82,486	$245,865,944

ITEM 6.     Exhibits

Exhibit 3.1	Articles of Incorporation Amended and Restated effective April 27, 2012 (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 1-32190) filed April 30, 2012)
Exhibit 3.2	NewMarket Corporation Bylaws Amended and Restated effective August 6, 2015 (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 1- 32190) filed August 6, 2015)
Exhibit 31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald
Exhibit 31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by William J. Skrobacz
Exhibit 32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald
Exhibit 32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by William J. Skrobacz
Exhibit 101	Inline XBRL Instance Document and Related Items (the instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document)
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMARKET CORPORATION
(Registrant)

Date: April 27, 2023	By: /s/ William J. Skrobacz
William J. Skrobacz
Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: April 27, 2023	By: /s/ Gail C. Ridgeway
Gail C. Ridgeway
Controller
(Principal Accounting Officer)