Form 10-Q
period 2023-06-30
NEWMARKET CORP
filed 2023-07-27
CIK 1282637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Yes  ☐ No  ☒
Number of shares of common stock, with no par value, outstanding as of June 30, 2023: 9,589,239

NEWMARKET CORPORATION

INDEX

PART I.    FINANCIAL INFORMATION
ITEM 1.     Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(in thousands, except per-share amounts)	Second Quarter Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales	$685,130	$723,639	$1,387,919	$1,386,191
Cost of goods sold	489,492	566,163	994,237	1,073,552
Gross profit	195,638	157,476	393,682	312,639
Selling, general, and administrative expenses	37,438	38,489	77,285	74,111
Research, development, and testing expenses	33,958	35,396	67,114	71,647
Operating profit	124,242	83,591	249,283	166,881
Interest and financing expenses, net	10,255	7,084	21,028	16,490
Loss on early extinguishment of debt	0	0	0	7,545
Other income (expense), net	10,723	9,101	21,603	16,269
Income before income tax expense	124,710	85,608	249,858	159,115
Income tax expense	25,086	19,136	52,651	33,325
Net income	$99,624	$66,472	$197,207	$125,790
Earnings per share - basic and diluted	$10.36	$6.54	$20.45	$12.28
Cash dividends declared per share	$2.25	$2.10	$4.35	$4.20
See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(in thousands)	Second Quarter Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$99,624	$66,472	$197,207	$125,790
Other comprehensive income (loss):
Pension plans and other postretirement benefits:
Amortization of prior service cost (credit) included in net periodic benefit cost (income), net of income tax expense (benefit) of $(170) in second quarter 2023, $(157) in second quarter 2022, $(341) in six months 2023, and $(313) in six months 2022	(546)	(498)	(1,093)	(994)
Actuarial net gain (loss) arising during the period, net of income tax expense (benefit) of $0 in second quarter 2023, $0 in second quarter 2022, $0 in six months 2023, and $7 in six months 2022	0	0	0	16
Amortization of actuarial net loss (gain) included in net periodic benefit cost (income), net of income tax expense (benefit) of $(119) in second quarter 2023, $173 in second quarter 2022, $(237) in six months 2023, and $348 in six months 2022.	(374)	531	(749)	1,070
Total pension plans and other postretirement benefits	(920)	33	(1,842)	92
Foreign currency translation adjustments, net of income tax expense (benefit) of $491 in second quarter 2023, $(658) in second quarter 2022, $698 in six months 2023, and $473 in six months 2022.	7,714	(29,176)	19,080	(32,278)
Other comprehensive income (loss)	6,794	(29,143)	17,238	(32,186)
Comprehensive income	$106,418	$37,329	$214,445	$93,604
See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share amounts)	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$130,923	$68,712
Trade and other accounts receivable, less allowance for credit losses	436,250	453,692
Inventories	537,380	631,383
Prepaid expenses and other current assets	35,550	38,338
Total current assets	1,140,103	1,192,125
Property, plant, and equipment, net	655,864	659,998
Intangibles (net of amortization) and goodwill	125,424	126,069
Prepaid pension cost	318,765	302,584
Operating lease right-of-use assets, net	62,381	62,417
Deferred charges and other assets	63,607	63,625
Total assets	$2,366,144	$2,406,818
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$222,969	$273,289
Accrued expenses	72,923	89,508
Dividends payable	18,898	17,850
Income taxes payable	8,522	16,109
Operating lease liabilities	14,525	15,569
Other current liabilities	11,201	11,562
Total current liabilities	349,038	423,887
Long-term debt	916,179	1,003,737
Operating lease liabilities-noncurrent	47,715	46,968
Other noncurrent liabilities	160,472	169,819
Total liabilities	1,473,404	1,644,411
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock and paid-in capital (with no par value; authorized shares - 80,000,000; issued and outstanding shares - 9,589,239 at June 30, 2023 and 9,702,147 at December 31, 2022)	0	0
Accumulated other comprehensive loss	(54,757)	(71,995)
Retained earnings	947,497	834,402
Total shareholders' equity	892,740	762,407
Total liabilities and shareholders’ equity	$2,366,144	$2,406,818
See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in thousands, except share and per-share amounts)	Common Stock and Paid-in Capital		Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at March 31, 2022	10,254,703	$0	$(85,270)	$845,360	$760,090
Net income				66,472	66,472
Other comprehensive income (loss)			(29,143)		(29,143)
Cash dividends ($2.10 per share)				(21,290)	(21,290)
Repurchases of common stock	(173,941)	(678)		(54,820)	(55,498)
Stock-based compensation	(1,119)	678		26	704
Balance at June 30, 2022	10,079,643	$0	$(114,413)	$835,748	$721,335

Balance at March 31, 2023	9,625,959	$0	$(61,551)	$883,351	$821,800
Net income				99,624	99,624
Other comprehensive income (loss)			6,794		6,794
Cash dividends ($2.25 per share)				(21,587)	(21,587)
Repurchases of common stock	(36,589)	(634)		(13,894)	(14,528)
Stock-based compensation	(131)	634		3	637
Balance at June 30, 2023	9,589,239	$0	$(54,757)	$947,497	$892,740

Balance at December 31, 2021	10,362,722	$0	$(82,227)	$844,356	$762,129
Net income				125,790	125,790
Other comprehensive income (loss)			(32,186)		(32,186)
Cash dividends ($4.20 per share)				(42,860)	(42,860)
Repurchases of common stock	(289,737)	(1,275)		(91,570)	(92,845)
Stock-based compensation	6,658	1,275		32	1,307
Balance at June 30, 2022	10,079,643	$0	$(114,413)	$835,748	$721,335

Balance at December 31, 2022	9,702,147	$0	$(71,995)	$834,402	$762,407
Net income				197,207	197,207
Other comprehensive income (loss)			17,238		17,238
Cash dividends ($4.35 per share)				(41,879)	(41,879)
Repurchases of common stock	(119,075)	(1,857)		(41,419)	(43,276)
Tax withholdings related to stock-based compensation	(2,417)	0		(803)	(803)
Stock-based compensation	8,584	1,857		(11)	1,846
Balance at June 30, 2023	9,589,239	$0	$(54,757)	$947,497	$892,740

See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands)	Six Months Ended June 30,
	2023	2022
Cash and cash equivalents at beginning of year	$68,712	$83,304
Cash flows from operating activities:
Net income	197,207	125,790
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	40,558	41,670
Deferred income tax benefit	(11,301)	(21,036)
Loss on early extinguishment of debt	0	7,545
Working capital changes	52,494	(114,665)
Loss on marketable securities	0	2,977
Cash pension and postretirement contributions	(5,020)	(4,863)
Other, net	(11,548)	(13,052)
Cash provided from (used in) operating activities	262,390	24,366
Cash flows from investing activities:
Capital expenditures	(26,006)	(27,807)
Purchases of marketable securities	0	(787)
Proceeds from sales and maturities of marketable securities	0	372,846
Cash provided from (used in) investing activities	(26,006)	344,252
Cash flows from financing activities:
Net (repayments) borrowings under revolving credit facility	(88,000)	121,000
Dividends paid	(41,879)	(42,860)
Repurchases of common stock	(42,864)	(90,782)
Redemption of 4.10% senior notes	0	(350,000)
Cash costs of 4.10% senior notes redemption	0	(7,099)
Other, net	(2,986)	(1,955)
Cash provided from (used in) financing activities	(175,729)	(371,696)
Effect of foreign exchange on cash and cash equivalents	1,556	(735)
Increase (decrease) in cash and cash equivalents	62,211	(3,813)
Cash and cash equivalents at end of period	$130,923	$79,491
See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Financial Statement Presentation
In the opinion of management, the accompanying consolidated financial statements of NewMarket Corporation and its subsidiaries contain all necessary adjustments for the fair presentation of, in all material respects, our consolidated financial position as of June 30, 2023 and December 31, 2022, and our consolidated results of operations, comprehensive income, and changes in shareholders' equity for the second quarter and six months ended June 30, 2023 and June 30, 2022, and our cash flows for the six months ended June 30, 2023 and June 30, 2022. All adjustments are of a normal, recurring nature, unless otherwise disclosed. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the NewMarket Corporation Annual Report on Form 10-K for the year ended December 31, 2022 (2022 Annual Report), as filed with the Securities and Exchange Commission (SEC). The results of operations for the six month period ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023. The December 31, 2022 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.
Unless the context otherwise indicates, all references to “we,” “us,” “our,” the “company,” and “NewMarket” are to NewMarket Corporation and its consolidated subsidiaries.
We offer our vendors a supplier finance program, which allows our vendors to receive payment from a third-party finance provider earlier than our normal payment terms would provide. NewMarket and its subsidiaries are not a party to the arrangement between our vendor and the finance provider, and there are no assets pledged as security or other forms of guarantees provided by NewMarket to the finance provider. For those vendors who opt to participate in the program, we pay the finance provider the full amount of the invoices on the normal due date. At June 30, 2023, the amount of confirmed invoices under the supplier finance program was not material.
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
In limited cases, we collect funds in advance of shipping product to our customers and recognizing the related revenue. These prepayments from customers are recorded as a contract liability to our customer until we ship the product and recognize the revenue. Some of our contracts include variable consideration in the form of rebates or business development funds. We regularly review both rebates and business development funds and make adjustments to estimated amounts when necessary, recognizing the full amount of any adjustment in the period identified.

The following table provides information on our net sales by geographic area. Information on net sales by segment is presented in Note 3.

	Second Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net sales
United States	$242,610	$249,594	$499,008	$474,282
Europe, Middle East, Africa, India	202,860	203,343	407,070	399,330
Asia Pacific	152,239	175,725	304,188	333,269
Other foreign	87,421	94,977	177,653	179,310
Net sales	$685,130	$723,639	$1,387,919	$1,386,191

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. Segment Information
The tables below show our consolidated segment results. The “All other” category includes the operations of the antiknock compounds business, as well as certain contracted manufacturing and related services associated with Ethyl Corporation (Ethyl).
Net Sales by Segment

	Second Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Petroleum additives
Lubricant additives	$588,506	$622,973	$1,191,080	$1,193,015
Fuel additives	95,463	98,048	192,880	188,310
Total	683,969	721,021	1,383,960	1,381,325
All other	1,161	2,618	3,959	4,866
Net sales	$685,130	$723,639	$1,387,919	$1,386,191

Segment Operating Profit

	Second Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Petroleum additives	$132,138	$91,185	$264,206	$178,107
All other	(1,022)	(262)	(1,997)	(164)
Segment operating profit	131,116	90,923	262,209	177,943
Corporate, general, and administrative expenses	(6,810)	(7,332)	(13,301)	(11,222)
Interest and financing expenses, net	(10,255)	(7,084)	(21,028)	(16,490)
Loss on early extinguishment of debt	0	0	0	(7,545)
Other income (expense), net	10,659	9,101	21,978	16,429
Income before income tax expense	$124,710	$85,608	$249,858	$159,115

4.    Pension Plans and Other Postretirement Benefits
The table below shows cash contributions made during the six months ended June 30, 2023, as well as the remaining cash contributions we expect to make during the year ending December 31, 2023, for our domestic and foreign pension plans and domestic postretirement benefit plan.

(in thousands)	Actual Cash Contributions for Six Months Ended June 30, 2023	Expected Remaining Cash Contributions for Year Ending December 31, 2023
Domestic plans
Pension benefits	$1,198	$1,198
Postretirement benefits	612	612
Foreign plans
Pension benefits	3,210	3,463

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

	Domestic
	Pension Benefits		Postretirement Benefits
	Second Quarter Ended June 30,
(in thousands)	2023	2022	2023	2022
Service cost	$2,659	$4,856	$130	$261
Interest cost	4,536	3,388	391	289
Expected return on plan assets	(11,510)	(10,940)	(201)	(204)
Amortization of prior service cost (credit)	6	68	(757)	(757)
Amortization of actuarial net (gain) loss	(412)	536	(75)	9
Net periodic benefit cost (income)	$(4,721)	$(2,092)	$(512)	$(402)

	Domestic
	Pension Benefits		Postretirement Benefits
	Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Service cost	$5,317	$9,712	$260	$521
Interest cost	9,072	6,777	782	578
Expected return on plan assets	(23,019)	(21,880)	(403)	(408)
Amortization of prior service cost (credit)	12	136	(1,514)	(1,514)
Amortization of actuarial net (gain) loss	(823)	1,072	(151)	17
Net periodic benefit cost (income)	$(9,441)	$(4,183)	$(1,026)	$(806)

	Foreign
	Pension Benefits
	Second Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Service cost	$1,074	$2,252	$2,128	$4,612
Interest cost	1,577	1,050	3,121	2,148
Expected return on plan assets	(2,899)	(2,509)	(5,740)	(5,144)
Amortization of prior service cost (credit)	34	35	68	72
Amortization of actuarial net (gain) loss	(6)	162	(12)	331
Net periodic benefit cost (income)	$(220)	$990	$(435)	$2,019
5.    Earnings Per Share
We had 34,448 shares of nonvested restricted stock at June 30, 2023 and 33,230 shares of nonvested restricted stock at June 30, 2022 that were excluded from the calculation of diluted earnings per share. The nonvested restricted stock is considered a participating security since the restricted stock contains nonforfeitable rights to dividends. As such, we use the two-class method to compute basic and diluted earnings per share for all periods presented since this method yields the most dilutive result. The following table illustrates the earnings allocation method utilized in the calculation of basic and diluted earnings per share.

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Second Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per-share amounts)	2023	2022	2023	2022
Earnings per share numerator:
Net income attributable to common shareholders before allocation of earnings to participating securities	$99,624	$66,472	$197,207	$125,790
Earnings allocated to participating securities	(356)	(193)	(662)	(368)
Net income attributable to common shareholders after allocation of earnings to participating securities	$99,268	$66,279	$196,545	$125,422
Earnings per share denominator:
Weighted-average number of shares of common stock outstanding - basic and diluted	9,577	10,136	9,610	10,213
Earnings per share - basic and diluted	$10.36	$6.54	$20.45	$12.28
6.        Inventories

(in thousands)	June 30, 2023	December 31, 2022
Finished goods and work-in-process	$427,228	$497,652
Raw materials	89,136	113,484
Stores, supplies, and other	21,016	20,247
	$537,380	$631,383
7.    Intangibles (Net of Amortization) and Goodwill
The net carrying amount of intangibles and goodwill was $125 million at June 30, 2023 and $126 million at December 31, 2022. The gross carrying amount and accumulated amortization of each type of intangible asset and goodwill are presented in the table below.

	June 30, 2023		December 31, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Formulas and technology	$6,200	$6,200	$6,200	$5,683
Contract	2,000	1,300	2,000	1,200
Customer base	5,440	4,444	5,440	4,350
Goodwill	123,728		123,662
	$137,368	$11,944	$137,302	$11,233
All of the intangibles relate to the petroleum additives segment. The change in the gross carrying amount of goodwill between December 31, 2022 and June 30, 2023 is due to foreign currency fluctuation. There is no accumulated goodwill impairment.
Amortization expense was (in thousands):

Second quarter ended June 30, 2023	$355
Six months ended June 30, 2023	711
Second quarter ended June 30, 2022	356
Six months ended June 30, 2022	711

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Estimated amortization expense for the remainder of 2023, as well as estimated annual amortization expense related to our intangible assets for the next five years, is expected to be (in thousands):

2023	$196
2024	390
2025	390
2026	390
2027	190
2028	140
We amortize the formulas and technology over 6 years, the contract over 10 years, and the customer base over 20 years.
8.    Long-term Debt

(in thousands)	June 30, 2023	December 31, 2022
Senior notes - 2.70% due 2031 (net of related deferred financing costs)	$393,179	$392,737
Senior notes - 3.78% due 2029	250,000	250,000
Revolving credit facility	273,000	361,000
	$916,179	$1,003,737
Senior Notes - The 2.70% senior notes, which were issued in 2021, are unsecured with an aggregate principal amount of $400 million. The offer and sale of the notes were registered under the Securities Act of 1933, as amended.
The 3.78% senior notes are unsecured and were issued in a 2017 private placement with The Prudential Insurance Company of America and certain other purchasers.
We were in compliance with all covenants under all issuances of senior notes as of June 30, 2023 and December 31, 2022.
Revolving Credit Facility - The revolving credit facility has a borrowing capacity of $900 million, a term of five years, and matures on March 5, 2025. The obligations under the revolving credit facility are unsecured. The average interest rate for borrowings under the credit agreement was 6.0% during the first six months of 2023 and 3.5% during the year ended December 31, 2022.
We were in compliance with all covenants under the revolving credit facility as of June 30, 2023 and December 31, 2022.
Outstanding borrowings under the revolving credit facility amounted to $273 million at June 30, 2023 and $361 million at December 31, 2022. Outstanding letters of credit amounted to approximately $2 million at both June 30, 2023 and December 31, 2022. The unused portion of the credit facility amounted to $625 million at June 30, 2023 and $537 million at December 31, 2022.
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

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Environmental
We are involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination, disposal of hazardous waste, and other environmental matters at several of our current or former facilities, or at third-party sites where we have been designated as a potentially responsible party. While we believe we are currently adequately accrued for known environmental issues, it is possible that unexpected future costs could have a significant impact on our consolidated financial position, results of operations, and cash flows. Our total accruals for environmental remediation, dismantling, and decontamination were approximately $10 million at both June 30, 2023 and December 31, 2022. Of the total accrual, the current portion is included in accrued expenses and the noncurrent portion is included in other noncurrent liabilities on the Condensed Consolidated Balance Sheets.
Our more significant environmental sites include a former plant site in Louisiana and a Houston, Texas plant site. Together, the amounts accrued on a discounted basis related to these sites represented approximately $7 million of the total accrual above at June 30, 2023 and $8 million at December 31, 2022, using discount rates ranging from 3% to 9% for both periods. The aggregate undiscounted amount for these sites were $10 million at both June 30, 2023 and December 31, 2022.
10.    Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
The balances of, and changes in, the components of accumulated other comprehensive loss, net of tax, consist of the following:

(in thousands)	Pension Plans and Other Postretirement Benefits	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2021	$1,522	$(83,749)	$(82,227)
Other comprehensive income (loss) before reclassifications	16	(32,278)	(32,262)
Amounts reclassified from accumulated other comprehensive loss (a)	76	0	76
Other comprehensive income (loss)	92	(32,278)	(32,186)
Balance at June 30, 2022	$1,614	$(116,027)	$(114,413)

Balance at December 31, 2022	$54,562	$(126,557)	$(71,995)
Other comprehensive income (loss) before reclassifications	0	19,080	19,080
Amounts reclassified from accumulated other comprehensive loss (a)	(1,842)	0	(1,842)
Other comprehensive income (loss)	(1,842)	19,080	17,238
Balance at June 30, 2023	$52,720	$(107,477)	$(54,757)
(a) The pension plan and other postretirement benefit components of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (income). See Note 4 in this Quarterly Report on Form 10-Q and Note 18 in our 2022 Annual Report for further information.
11.    Fair Value Measurements
The carrying amount of cash and cash equivalents in the Consolidated Balance Sheets, as well as the fair value, was $131 million at June 30, 2023 and $69 million at December 31, 2022. The fair value is classified as Level 1 in the fair value hierarchy.
No material events occurred during the six months ended June 30, 2023 requiring adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Long-term debt – We record the carrying amount of our long-term debt at historical cost, less deferred financing costs related to our 2.70% senior notes. The estimated fair value of our long-term debt is shown in the table below and is based primarily on estimated current rates available to us for debt of the same remaining duration and adjusted for nonperformance risk and credit risk. The estimated fair value of our 2.70% senior notes included in the table below is based on the last quoted price closest to June 30, 2023. The fair value of our debt instruments is classified as Level 2.

	June 30, 2023		December 31, 2022
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$916,179	$819,808	$1,003,737	$906,891

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
Factors that could cause actual results to differ materially from expectations include, but are not limited to, the availability of raw materials and distribution systems; disruptions at production facilities, including single-sourced facilities; hazards common to chemical businesses; the ability to respond effectively to technological changes in our industry; failure to protect our intellectual property rights; sudden, sharp, or prolonged raw material price increases; competition from other manufacturers; current and future governmental regulations; the loss of significant customers; failure to attract and retain a highly-qualified workforce; an information technology system failure or security breach; the occurrence or threat of extraordinary events, including natural disasters, terrorist attacks, wars, and health-related epidemics such as the COVID-19 pandemic; risks related to operating outside of the United States; political, economic, and regulatory factors concerning our products; the impact of substantial indebtedness on our operational and financial flexibility; the impact of fluctuations in foreign exchange rates; resolution of environmental liabilities or legal proceedings; limitation of our insurance coverage; our inability to realize expected benefits from investment in our infrastructure or from future acquisitions, or our inability to successfully integrate future acquisitions into our business; the underperformance of our pension assets resulting in additional cash contributions to our pension plans; and other factors detailed from time to time in the reports that NewMarket files with the SEC, including the risk factors in Item 1A. “Risk Factors” of our 2022 Annual Report for the year ended December 31, 2022, which is available to shareholders upon request.
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

Overview
When comparing the results of the petroleum additives segment for the first six months of 2023 with the first six months of 2022, net sales were substantially unchanged, but included significantly higher selling prices, offset by decreases in product shipments and an unfavorable foreign currency impact. Petroleum additives operating profit was 48.3% higher when comparing the first six months of 2023 with the first six months of 2022, reflecting the higher selling prices that favorably impacted net sales, partially offset by lower product shipments, as well as higher operating costs and raw material costs. Shipments have been lower than our expectations over the last few quarters, as we continue to experience the effects of customer destocking and global economic weakness.
We continue to operate in a general inflationary environment. While we have experienced some improvement in the supply chain disruptions which have impacted the petrochemicals industry over the past several years, we expect to continue to be challenged by high costs during 2023. Despite the challenging economic environment, our financial position remains strong. We have sufficient access to capital, if needed, and do not anticipate any issues with meeting the covenants for all our debt agreements for the foreseeable future.
Our operations generate cash that is in excess of the needs of the business. We continue to invest in and manage our business for the long-term with the goal of helping our customers succeed in their marketplaces. Our investments continue to be in organizational talent, technology development and processes, and global infrastructure.
The chemical industry and our products are essential for transportation of people, goods and services. Our business continuity planning process focuses our efforts on managing through this challenging time and helping our customers do the same.

Results of Operations
Net Sales
Consolidated net sales for the second quarter of 2023 totaled $685.1 million, representing a decrease of $38.5 million, or 5.3%, from the second quarter of 2022. Consolidated net sales for the first six months of both 2023 and 2022 totaled $1.4 billion. The following table shows net sales by segment and product line.

	Second Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Petroleum additives
Lubricant additives	$588.5	$623.0	$1,191.1	$1,193.0
Fuel additives	95.5	98.0	192.9	188.3
Total	684.0	721.0	1,384.0	1,381.3
All other	1.1	2.6	3.9	4.9
Net sales	$685.1	$723.6	$1,387.9	$1,386.2
Petroleum Additives Segment
The regions in which we operate include North America, Latin America, Asia Pacific, and the EMEAI region. While there is some fluctuation, the percentage of net sales generated by region remained fairly consistent when comparing the first six months of 2023 with the same period in 2022, as well as with the full year 2022.
Petroleum additives net sales for the second quarter of 2023 were $684.0 million compared to $721.0 million for the second quarter of 2022, a decrease of 5.1%. The decrease for the second quarter comparison was across all regions with Asia Pacific representing about 60%, North America about 20%, Latin America about 15%, and the remainder of the decrease from EMEAI.
Petroleum additives net sales for the first six months of 2023, as well as the first six months of 2022, were $1.4 billion. While petroleum additives net sales were substantially unchanged between the two six months periods, the North America and EMEAI regions reported significant increases for the first six months of 2023 compared to the first six months of 2022, but these increases were substantially offset by similar decreases in the Asia Pacific and Latin America regions.
The following table details the approximate components of the changes in petroleum additives net sales between the second quarter and first six months of 2023 and 2022.

(in millions)	Second Quarter	Six Months
Period ended June 30, 2022	$721.0	$1,381.3
Lubricant additives shipments	(110.5)	(192.9)
Fuel additives shipments	(8.9)	(18.7)
Selling prices	87.0	228.7
Foreign currency impact, net	(4.6)	(14.4)
Period ended June 30, 2023	$684.0	$1,384.0
When comparing the second quarter of 2023 and 2022, the decrease in petroleum additives net sales was primarily due to lower lubricant additives shipments, as well as smaller impacts from lower fuel additives shipments and an unfavorable foreign currency impact. These factors were partially offset by increased selling prices in the second quarter comparison. When comparing petroleum additives net sales for the first six months of 2023 and 2022, both lubricant additives and fuel additives shipments were lower, along with an unfavorable foreign currency impact, but all were offset by higher selling prices. Comparing the second quarter of 2023 and 2022, the United States Dollar strengthened against all of the major currencies in which we transact, except for the Euro, resulting in the unfavorable impact to net sales for the comparative periods. The United States Dollar strengthened against all of the major currencies in which we transact for the six months comparison of 2023 with 2022. The unfavorable impact for both the second quarter and six months comparison was predominantly from the Chinese Renminbi, Indian Rupee, and Japanese Yen, while the Euro also unfavorably impacted the six months comparison.
On a worldwide basis, the volume of product shipments for petroleum additives decreased 16.7% when comparing the two second quarter periods and 16.1% when comparing the first six months of 2023 and 2022. Petroleum additives shipments for the second quarter comparison reflected decreases in both lubricant additives and fuel additives with all regions contributing to the decrease in lubricant additives shipments, while North America was the primary contributor to the decrease in fuel additives shipments. For the six months comparison, both lubricant additives and fuel additives shipments were lower in 2023 than in 2022. The decrease in lubricant additives shipments when comparing the first six months of 2023 with the same period of 2022 was across all regions with around 30% of the decrease in each of the North America, EMEAI, and Asia Pacific regions and the remaining decrease in the Latin America region. The six months comparison for fuel additives shipments reflected decreases in all regions with about 60% of the decrease in North America, 20% in Latin America, and the remainder about evenly split between Asia Pacific and EMEAI.
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
The following table reports segment operating profit for the second quarter and six months ended June 30, 2023 and June 30, 2022.

	Second Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Petroleum additives	$132.1	$91.2	$264.2	$178.1
All other	$(1.0)	$(0.3)	$(2.0)	$(0.2)

Petroleum Additives Segment
Petroleum additives segment gross profit increased $9.8 million and operating profit increased $40.9 million when comparing the second quarter of 2023 to the second quarter of 2022. For the first six months of 2023 compared to the first six months of 2022, petroleum additives segment gross profit increased $46.0 million and operating profit increased $86.1 million.
The following table presents petroleum additives cost of goods sold as a percentage of net sales and the operating profit margin.

	Second Quarter Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of goods sold as a percentage of net sales	71.3%	78.2%	71.5%	77.4%
Operating profit margin	19.3%	12.7%	19.1%	12.9%
For the rolling four quarters ended June 30, 2023, the operating profit margin for petroleum additives was 16.8%, which is within our historical range of operating profit margin. While operating margins will fluctuate from quarter to quarter due to multiple factors, we believe the fundamentals of our business and industry as a whole are unchanged.
When comparing both the second quarter and first six months of 2023 and 2022, both gross profit and operating profit included the favorable impact of significantly higher selling prices, partially offset by lower shipments and higher operating costs. The comparison for the six months periods also included the impact of higher raw material costs during 2023.
While raw material costs, along with other operating costs, increased throughout 2022, we were able to make adjustments to selling prices, which are reflected in our results for the second quarter and first six months comparisons between 2023 and 2022. We have experienced some stabilization of raw material costs during 2023, but nonetheless remain challenged by the ongoing inflationary environment impacting our operations. Cost control and margin management remain high priorities for us.
Petroleum additives selling, general, and administrative expenses (SG&A) for the second quarter of 2023 were $0.6 million lower than the second quarter of 2022. SG&A expenses for the first six months of 2023 were $1.0 million higher than the first six months of 2022. SG&A as a percentage of net sales was 4.4% for the second quarter of 2023, 4.2% for the second quarter of 2022, and 4.5% for both the first six months of 2023 and 2022. Our SG&A costs are primarily personnel-related and include salaries, benefits, and other costs associated with our workforce, including travel-related expenses. While personnel-related costs fluctuate from period to period, there were no significant changes in the drivers of these costs when comparing the periods.

Our investment in petroleum additives research, development, and testing (R&D) decreased approximately $1.4 million when comparing the second quarter periods of 2023 and 2022 and $4.5 million when comparing the first six months periods of 2023 and 2022. As a percentage of net sales, R&D was 5.0% for the second quarter of 2023, 4.9% for the second quarter of 2022, 4.9% for the first six months of 2023, and 5.2% for the first six months of 2022. Our R&D investments reflect our efforts to support the development of solutions that meet our customers' needs, meet new and evolving standards, and support our expansion into new product areas. Our approach to R&D investments, as it is with SG&A, is one of purposeful spending on programs to support our current product base and to ensure that we develop products to support our customers' programs in the future. R&D investments include personnel-related costs, as well as costs for internal and external testing of our products.

The following discussion references certain captions on the Consolidated Statements of Income.

Interest and Financing Expenses, Net
Interest and financing expenses were $10.3 million for the second quarter of 2023, $7.1 million for the second quarter of 2022, $21.0 million for the first six months of 2023, and $16.5 million for the first six months of 2022.
The increase for both the second quarter and six months comparisons resulted primarily from a higher average interest rate. Average debt was also higher for the second quarter comparison, while the six months comparison reflected slightly lower average debt. Both comparison periods included a favorable impact from lower amortization and fees, as well as higher capitalized interest.

Other Income (Expense), Net
Other income (expense), net was income of $10.7 million for the second quarter of 2023, $9.1 million for the second quarter of 2022, $21.6 million for the first six months of 2023, and $16.3 million for the first six months of 2022. The amounts for both the 2023 and 2022 second quarter and six months periods primarily reflect the components of net periodic benefit cost (income), except for service cost, from defined benefit pension and postretirement plans. See Note 4 for further information on total periodic benefit cost (income). The first six months of 2022 also included a loss on marketable securities of $3.0 million.

Income Tax Expense
Income tax expense was $25.1 million for the second quarter of 2023 and $19.1 million for the second quarter of 2022. The effective tax rate was 20.1% for the second quarter of 2023 and 22.4% for the second quarter of 2022. Income tax expense increased $8.8 million due to higher income before income tax expense and decreased $2.8 million due to the lower effective tax rate.
Income tax expense was $52.7 million for the first six months of 2023 and $33.3 million for the first six months of 2022. The effective tax rate was 21.1% for the first six months of 2023 and 20.9% for the first six months of 2022. Income tax expense increased $19.0 million due to higher income before income tax expense with the remaining $0.4 million of the difference caused by the higher effective tax rate.
The decrease in the effective tax rate for the second quarter of 2023 as compared to the second quarter of 2022 was primarily caused by a tax benefit applicable to prior years. The slight increase in the effective tax rate for the six months comparison was primarily the result of an increase in the U.S. tax on foreign earnings and a reduction in the foreign-derived intangible tax benefit, which was partially offset by a tax benefit applicable to prior years.
On October 8, 2021, almost all members of the Organisation for Economic Co-operation and Development (“OECD”) reached an agreement on a two-pillar approach to international tax reform, including the establishment of a 15% global minimum tax for large multinational entities. Several jurisdictions in which we operate have adopted or are in the process of adopting this global minimum tax, with planned effective dates in 2024 or 2025. We are continuing to monitor the legislation in these jurisdictions and any potential impact to our effective tax rate and related income tax liabilities in future years.

Cash Flows, Financial Condition, and Liquidity
Cash and cash equivalents at June 30, 2023 were $130.9 million, an increase of $62.2 million since December 31, 2022.
Cash and cash equivalents held by our foreign subsidiaries amounted to $127.5 million at June 30, 2023 and $65.3 million at December 31, 2022. Periodically, we repatriate cash from our foreign subsidiaries to the United States through intercompany dividends and loans. We do not anticipate significant tax consequences from future distributions of foreign earnings.
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
Cash Flows – Operating Activities
Cash provided from operating activities for the first six months of 2023 were $262.4 million, including $52.5 million reflecting lower working capital requirements. The $52.5 million excluded an unfavorable foreign currency impact to the components of working capital on the balance sheet.
The most significant changes in working capital included decreases in trade and other accounts receivable, inventories, accounts payable, and accrued expenses. The decrease in trade and other accounts receivable primarily represents the refund of value added taxes at some of our foreign subsidiaries. The decrease in inventories reflects our planned destocking in response to lower demand and destocking by our customers. The decrease in accounts payable is primarily the result of destocking and lower production levels. The change in accrued expenses reflects normal rebate payments to customers.
Including cash and cash equivalents, as well as the impact of changes in foreign currency exchange rates on the balance sheet, we had total working capital of $791.1 million at June 30, 2023 and $768.2 million at December 31, 2022. The current ratio was 3.27 at June 30, 2023 and 2.81 at December 31, 2022.
Cash Flows – Investing Activities
Cash used in investing activities totaled $26.0 million during the first six months of 2023 for capital expenditures. We expect that our total capital spending during 2023 will be in the $50 million to $60 million range and will include several improvements to our manufacturing and R&D infrastructure around the world. We expect to continue to finance capital spending through cash on hand and cash provided from operations, together with borrowing available under our revolving credit facility.
Cash Flows – Financing Activities
Cash used in financing activities during the first six months of 2023 amounted to $175.7 million. These cash flows included net payments of $88.0 million on the revolving credit facility, $42.9 million for repurchases of 119,075 shares of our common stock, and cash dividends of $41.9 million.
Debt
Our long-term debt was $916.2 million at June 30, 2023 compared to $1.0 billion at December 31, 2022.
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
The revolving credit facility contains financial covenants that require NewMarket to maintain a consolidated Leverage Ratio (as defined in the agreement) of no more than 3.75 to 1.00, except during an Increased Leverage Period (as defined in the agreement) at the end of each quarter. At June 30, 2023, the Leverage Ratio was 1.70 under the revolving credit facility.
At June 30, 2023, we were in compliance with all covenants under the 3.78% senior notes, 2.70% senior notes, and revolving credit facility.
As a percentage of total capitalization (total long-term debt and shareholders’ equity), our total long-term debt decreased from 56.8% at December 31, 2022 to 50.6% at June 30, 2023. The change resulted primarily from the decrease in outstanding revolving credit facility borrowings, along with the increase in shareholders' equity. The increase in shareholders’ equity primarily reflects our earnings and the impact of foreign currency translation adjustments, partially offset by dividend payments and the repurchases of our common stock. Generally, we repay any outstanding long-term debt with cash from operations or refinancing activities.

Critical Accounting Policies and Estimates
This Form 10-Q and our 2022 Annual Report include discussions of our accounting policies, as well as methods and estimates used in the preparation of our financial statements. We also provided a discussion of Critical Accounting Policies and Estimates in our 2022 Annual Report.
There have been no significant changes in our critical accounting policies and estimates from those reported in our 2022 Annual Report.

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
We expect our petroleum additives segment to experience impacts to its operating performance during 2023 due to the uncertain economic environment in which we operate, as we continue to see challenges with inflationary trends impacting our operating costs and raw material prices. As a result, we will continue to focus on cost control and operating profit margin recovery throughout the year. We expect over the long-term that the petroleum additives market will grow annually in the 1% to 2% range. We plan to exceed that growth rate.
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

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk
At June 30, 2023, there were no material changes in our market risk from the information provided in the 2022 Annual Report .

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
There has been no change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, which occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION
ITEM 1.     Legal Proceedings
There have been no material changes to our legal proceedings as disclosed in "Legal Proceedings" in Item 3 of Part I of the 2022 Annual Report.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds
On October 28, 2021, our Board of Directors approved a share repurchase program authorizing management to repurchase up to $500 million of NewMarket's outstanding common stock until December 31, 2024, as market conditions warrant and covenants under our existing debt agreements permit. We may conduct the share repurchases in the open market, in privately negotiated transactions, through block trades, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 and/or Rule 10b-18 of the Securities Exchange Act of 1934. The repurchase program does not require the Company to acquire any specific number of shares and may be terminated or suspended at any time. At June 30, 2023, approximately $231 million remained available under the 2021 authorization.
The following table outlines the purchases during the second quarter of 2023 under the authorization.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30	3,237	$360.51	3,237	$244,698,960
May 1 to May 31	21,776	395.55	21,776	236,085,402
June 1 to June 30	11,576	397.76	11,576	231,480,913
Total	36,589	$393.15	36,589	$231,480,913

ITEM 5.    Other Information
During the quarter ended June 30, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of NewMarket Corporation adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) or Regulation S-K.

ITEM 6.     Exhibits

Exhibit 3.1	Articles of Incorporation Amended and Restated effective April 27, 2012 (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 1-32190) filed April 30, 2012)
Exhibit 3.2	NewMarket Corporation Bylaws Amended and Restated effective August 6, 2015 (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 1- 32190) filed August 6, 2015)
Exhibit 10.1	2023 Incentive Compensation and Stock Plan
Exhibit 31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald
Exhibit 31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by William J. Skrobacz
Exhibit 32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald
Exhibit 32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by William J. Skrobacz
Exhibit 101	Inline XBRL Instance Document and Related Items (the instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document)
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMARKET CORPORATION
(Registrant)

Date: July 27, 2023	By: /s/ William J. Skrobacz
William J. Skrobacz
Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: July 27, 2023	By: /s/ Gail C. Ridgeway
Gail C. Ridgeway
Controller
(Principal Accounting Officer)