Form 10-Q
period 2023-09-30
NEWMARKET CORP
filed 2023-10-26
CIK 1282637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Yes  ☐ No  ☒
Number of shares of common stock, with no par value, outstanding as of September 30, 2023: 9,590,151

NEWMARKET CORPORATION

INDEX

PART I.    FINANCIAL INFORMATION
ITEM 1.     Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(in thousands, except per-share amounts)	Third Quarter Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales	$667,150	$696,049	$2,055,069	$2,082,240
Cost of goods sold	465,445	547,742	1,459,682	1,621,294
Gross profit	201,705	148,307	595,387	460,946
Selling, general, and administrative expenses	37,386	35,192	114,671	109,303
Research, development, and testing expenses	31,894	34,388	99,008	106,035
Operating profit	132,425	78,727	381,708	245,608
Interest and financing expenses, net	9,221	8,369	30,249	24,859
Loss on early extinguishment of debt	0	0	0	7,545
Other income (expense), net	11,278	9,971	32,881	26,240
Income before income tax expense	134,482	80,329	384,340	239,444
Income tax expense	23,235	17,103	75,886	50,428
Net income	$111,247	$63,226	$308,454	$189,016
Earnings per share - basic and diluted	$11.60	$6.32	$32.05	$18.60
Cash dividends declared per share	$2.25	$2.10	$6.60	$6.30
See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(in thousands)	Third Quarter Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$111,247	$63,226	$308,454	$189,016
Other comprehensive income (loss):
Pension plans and other postretirement benefits:
Prior service credit (cost) arising during the period, net of income tax expense (benefit) of $(159) in third quarter 2023, $0 in third quarter 2022, $(159) in nine months 2023, and $0 in nine months 2022	(489)	0	(489)	0
Amortization of prior service cost (credit) included in net periodic benefit cost (income), net of income tax expense (benefit) of $(141) in third quarter 2023, $(157) in third quarter 2022, $(482) in nine months 2023, and $(470) in nine months 2022	(454)	(500)	(1,547)	(1,494)
Actuarial net gain (loss) arising during the period, net of income tax expense (benefit) of $(239) in third quarter 2023, $583 in third quarter 2022, $(239) in nine months 2023, and $590 in nine months 2022	(784)	1,812	(784)	1,828
Amortization of actuarial net loss (gain) included in net periodic benefit cost (income), net of income tax expense (benefit) of $(105) in third quarter 2023, $145 in third quarter 2022, $(342) in nine months 2023, and $493 in nine months 2022	(332)	445	(1,081)	1,515
Total pension plans and other postretirement benefits	(2,059)	1,757	(3,901)	1,849
Foreign currency translation adjustments, net of income tax expense (benefit) of $(327) in third quarter 2023, $(194) in third quarter 2022, $371 in nine months 2023, and $279 in nine months 2022	(9,966)	(35,973)	9,114	(68,251)
Other comprehensive income (loss)	(12,025)	(34,216)	5,213	(66,402)
Comprehensive income	$99,222	$29,010	$313,667	$122,614
See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share amounts)	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$102,560	$68,712
Trade and other accounts receivable, less allowance for credit losses	427,764	453,692
Inventories	503,411	631,383
Prepaid expenses and other current assets	31,859	38,338
Total current assets	1,065,594	1,192,125
Property, plant, and equipment, net	649,968	659,998
Intangibles (net of amortization) and goodwill	124,620	126,069
Prepaid pension cost	323,055	302,584
Operating lease right-of-use assets, net	64,272	62,417
Deferred charges and other assets	62,886	63,625
Total assets	$2,290,395	$2,406,818
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$215,108	$273,289
Accrued expenses	72,301	89,508
Dividends payable	18,894	17,850
Income taxes payable	6,058	16,109
Operating lease liabilities	13,963	15,569
Other current liabilities	5,880	11,562
Total current liabilities	332,204	423,887
Long-term debt	779,401	1,003,737
Operating lease liabilities-noncurrent	49,093	46,968
Other noncurrent liabilities	157,754	169,819
Total liabilities	1,318,452	1,644,411
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock and paid-in capital (with no par value; authorized shares - 80,000,000; issued and outstanding shares - 9,590,151 at September 30, 2023 and 9,702,147 at December 31, 2022)	1,557	0
Accumulated other comprehensive loss	(66,782)	(71,995)
Retained earnings	1,037,168	834,402
Total shareholders' equity	971,943	762,407
Total liabilities and shareholders’ equity	$2,290,395	$2,406,818
See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in thousands, except share and per-share amounts)	Common Stock and Paid-in Capital		Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at June 30, 2022	10,079,643	$0	$(114,413)	$835,748	$721,335
Net income				63,226	63,226
Other comprehensive income (loss)			(34,216)		(34,216)
Cash dividends ($2.10 per share)				(20,930)	(20,930)
Repurchases of common stock	(209,538)	(298)		(62,042)	(62,340)
Stock-based compensation	1,335	298		3	301
Balance at September 30, 2022	9,871,440	$0	$(148,629)	$816,005	$667,376

Balance at June 30, 2023	9,589,239	$0	$(54,757)	$947,497	$892,740
Net income				111,247	111,247
Other comprehensive income (loss)			(12,025)		(12,025)
Cash dividends ($2.25 per share)				(21,578)	(21,578)
Tax withholdings related to stock-based compensation	(76)	(33)			(33)
Stock-based compensation	988	1,590		2	1,592
Balance at September 30, 2023	9,590,151	$1,557	$(66,782)	$1,037,168	$971,943

Balance at December 31, 2021	10,362,722	$0	$(82,227)	$844,356	$762,129
Net income				189,016	189,016
Other comprehensive income (loss)			(66,402)		(66,402)
Cash dividends ($6.30 per share)				(63,790)	(63,790)
Repurchases of common stock	(499,275)	(1,573)		(153,612)	(155,185)
Stock-based compensation	7,993	1,573		35	1,608
Balance at September 30, 2022	9,871,440	$0	$(148,629)	$816,005	$667,376

Balance at December 31, 2022	9,702,147	$0	$(71,995)	$834,402	$762,407
Net income				308,454	308,454
Other comprehensive income (loss)			5,213		5,213
Cash dividends ($6.60 per share)				(63,457)	(63,457)
Repurchases of common stock	(119,075)	(1,857)		(41,419)	(43,276)
Tax withholdings related to stock-based compensation	(2,493)	(33)		(803)	(836)
Stock-based compensation	9,572	3,447		(9)	3,438
Balance at September 30, 2023	9,590,151	$1,557	$(66,782)	$1,037,168	$971,943

See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands)	Nine Months Ended September 30,
	2023	2022
Cash and cash equivalents at beginning of year	$68,712	$83,304
Cash flows from operating activities:
Net income	308,454	189,016
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	57,665	62,160
Deferred income tax benefit	(16,336)	(33,685)
Loss on early extinguishment of debt	0	7,545
Working capital changes	71,900	(198,637)
Loss on marketable securities	0	2,977
Cash pension and postretirement contributions	(7,132)	(7,111)
Other, net	(9,335)	(6,303)
Cash provided from (used in) operating activities	405,216	15,962
Cash flows from investing activities:
Capital expenditures	(34,793)	(40,402)
Purchases of marketable securities	0	(787)
Proceeds from sales and maturities of marketable securities	0	372,846
Cash provided from (used in) investing activities	(34,793)	331,657
Cash flows from financing activities:
Net (repayments) borrowings under revolving credit facility	(225,000)	218,000
Dividends paid	(63,457)	(63,790)
Repurchases of common stock	(42,864)	(150,754)
Redemption of 4.10% senior notes	0	(350,000)
Cash costs of 4.10% senior notes redemption	0	(7,099)
Other, net	(4,219)	(2,496)
Cash provided from (used in) financing activities	(335,540)	(356,139)
Effect of foreign exchange on cash and cash equivalents	(1,035)	(2,812)
Increase (decrease) in cash and cash equivalents	33,848	(11,332)
Cash and cash equivalents at end of period	$102,560	$71,972
See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Financial Statement Presentation
In the opinion of management, the accompanying consolidated financial statements of NewMarket Corporation and its subsidiaries contain all necessary adjustments for the fair presentation of, in all material respects, our consolidated financial position as of September 30, 2023 and December 31, 2022, and our consolidated results of operations, comprehensive income, and changes in shareholders' equity for the third quarter and nine months ended September 30, 2023 and September 30, 2022, and our cash flows for the nine months ended September 30, 2023 and September 30, 2022. All adjustments are of a normal, recurring nature, unless otherwise disclosed. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the NewMarket Corporation Annual Report on Form 10-K for the year ended December 31, 2022 (2022 Annual Report), as filed with the Securities and Exchange Commission (SEC). The results of operations for the nine month period ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023. The December 31, 2022 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.
Unless the context otherwise indicates, all references to “we,” “us,” “our,” the “company,” and “NewMarket” are to NewMarket Corporation and its consolidated subsidiaries.
We offer our vendors a supplier finance program, which allows our vendors to receive payment from a third-party finance provider earlier than our normal payment terms would provide. NewMarket and its subsidiaries are not a party to the arrangement between our vendor and the finance provider, and there are no assets pledged as security or other forms of guarantees provided by NewMarket to the finance provider. For those vendors who opt to participate in the program, we pay the finance provider the full amount of the invoices on the normal due date. At September 30, 2023, the amount of confirmed invoices under the supplier finance program was not material.
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
In limited cases, we collect funds in advance of shipping product to our customers and recognizing the related revenue. These prepayments from customers are recorded as a contract liability until we ship the product and recognize the revenue. Some of our contracts include variable consideration in the form of rebates or business development funds. We regularly review both rebates and business development funds and make adjustments to estimated amounts when necessary, recognizing the full amount of any adjustment in the period identified.

The following table provides information on our net sales by geographic area. Information on net sales by segment is presented in Note 3.

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net sales
United States	$246,462	$242,631	$745,470	$716,913
Europe, Middle East, Africa, India	200,843	217,108	607,913	616,438
Asia Pacific	129,717	150,144	433,905	483,413
Other foreign	90,128	86,166	267,781	265,476
Net sales	$667,150	$696,049	$2,055,069	$2,082,240

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. Segment Information
The tables below show our consolidated segment results. The “All other” category includes the operations of the antiknock compounds business, as well as certain contracted manufacturing and related services associated with Ethyl Corporation (Ethyl).
Net Sales by Segment

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Petroleum additives
Lubricant additives	$562,692	$582,559	$1,753,772	$1,775,574
Fuel additives	101,027	110,134	293,907	298,444
Total	663,719	692,693	2,047,679	2,074,018
All other	3,431	3,356	7,390	8,222
Net sales	$667,150	$696,049	$2,055,069	$2,082,240

Segment Operating Profit

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Petroleum additives	$139,820	$83,023	$404,026	$261,130
All other	(764)	(41)	(2,761)	(205)
Segment operating profit	139,056	82,982	401,265	260,925
Corporate, general, and administrative expenses	(6,389)	(4,167)	(19,690)	(15,389)
Interest and financing expenses, net	(9,221)	(8,369)	(30,249)	(24,859)
Loss on early extinguishment of debt	0	0	0	(7,545)
Other income (expense), net	11,036	9,883	33,014	26,312
Income before income tax expense	$134,482	$80,329	$384,340	$239,444

4.    Pension Plans and Other Postretirement Benefits
The table below shows cash contributions made during the nine months ended September 30, 2023, as well as the remaining cash contributions we expect to make during the year ending December 31, 2023, for our domestic and foreign pension plans and domestic postretirement benefit plan.

(in thousands)	Actual Cash Contributions for Nine Months Ended September 30, 2023	Expected Remaining Cash Contributions for Year Ending December 31, 2023
Domestic plans
Pension benefits	$1,793	$598
Postretirement benefits	831	277
Foreign plans
Pension benefits	4,508	2,234

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

	Domestic
	Pension Benefits		Postretirement Benefits
	Third Quarter Ended September 30,
(in thousands)	2023	2022	2023	2022
Service cost	$2,482	$4,490	$130	$299
Interest cost	4,587	3,332	404	294
Expected return on plan assets	(11,510)	(10,945)	(182)	(185)
Amortization of prior service cost (credit)	127	68	(757)	(757)
Amortization of actuarial net (gain) loss	(376)	419	(55)	22
Net periodic benefit cost (income)	$(4,690)	$(2,636)	$(460)	$(327)

	Domestic
	Pension Benefits		Postretirement Benefits
	Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Service cost	$7,799	$14,202	$390	$820
Interest cost	13,659	10,109	1,186	872
Expected return on plan assets	(34,529)	(32,825)	(585)	(593)
Amortization of prior service cost (credit)	139	204	(2,271)	(2,271)
Amortization of actuarial net (gain) loss	(1,199)	1,491	(206)	39
Net periodic benefit cost (income)	$(14,131)	$(6,819)	$(1,486)	$(1,133)

	Foreign
	Pension Benefits
	Third Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Service cost	$1,094	$2,123	$3,222	$6,735
Interest cost	1,615	993	4,736	3,141
Expected return on plan assets	(2,973)	(2,362)	(8,713)	(7,506)
Amortization of prior service cost (credit)	36	33	104	105
Amortization of actuarial net (gain) loss	(6)	152	(18)	483
Net periodic benefit cost (income)	$(234)	$939	$(669)	$2,958
5.    Earnings Per Share
We had 34,071 shares of nonvested restricted stock at September 30, 2023 and 33,070 shares of nonvested restricted stock at September 30, 2022 that were excluded from the calculation of diluted earnings per share. The nonvested restricted stock is considered a participating security since the restricted stock contains nonforfeitable rights to dividends. As such, we use the two-class method to compute basic and diluted earnings per share for all periods presented since this method yields the most dilutive result. The following table illustrates the earnings allocation method utilized in the calculation of basic and diluted earnings per share.

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per-share amounts)	2023	2022	2023	2022
Earnings per share numerator:
Net income attributable to common shareholders before allocation of earnings to participating securities	$111,247	$63,226	$308,454	$189,016
Earnings allocated to participating securities	(393)	(207)	(1,055)	(575)
Net income attributable to common shareholders after allocation of earnings to participating securities	$110,854	$63,019	$307,399	$188,441
Earnings per share denominator:
Weighted-average number of shares of common stock outstanding - basic and diluted	9,556	9,965	9,592	10,130
Earnings per share - basic and diluted	$11.60	$6.32	$32.05	$18.60
6.        Inventories

(in thousands)	September 30, 2023	December 31, 2022
Finished goods and work-in-process	$399,647	$497,652
Raw materials	82,696	113,484
Stores, supplies, and other	21,068	20,247
	$503,411	$631,383
7.    Intangibles (Net of Amortization) and Goodwill
The net carrying amount of intangibles and goodwill was $125 million at September 30, 2023 and $126 million at December 31, 2022. The gross carrying amount and accumulated amortization of each type of intangible asset and goodwill are presented in the table below.

	September 30, 2023		December 31, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Formulas and technology	$6,200	$6,200	$6,200	$5,683
Contract	2,000	2,000	2,000	1,200
Customer base	5,440	4,492	5,440	4,350
Goodwill	123,672		123,662
	$137,312	$12,692	$137,302	$11,233
All of the intangibles relate to the petroleum additives segment. The change in the gross carrying amount of goodwill between December 31, 2022 and September 30, 2023 is due to foreign currency fluctuation. There is no accumulated goodwill impairment.
Amortization expense was (in thousands):

Third quarter ended September 30, 2023	$748
Nine months ended September 30, 2023	1,459
Third quarter ended September 30, 2022	356
Nine months ended September 30, 2022	1,067

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Estimated amortization expense for the remainder of 2023, as well as estimated annual amortization expense related to our intangible assets for the next five years, is expected to be (in thousands):

2023	$48
2024	190
2025	190
2026	190
2027	190
2028	140
We amortize the customer base over 20 years.
8.    Long-term Debt

(in thousands)	September 30, 2023	December 31, 2022
Senior notes - 2.70% due 2031 (net of related deferred financing costs)	$393,401	$392,737
Senior notes - 3.78% due 2029	250,000	250,000
Revolving credit facility	136,000	361,000
	$779,401	$1,003,737
Senior Notes - The 2.70% senior notes, which were issued in 2021, are unsecured with an aggregate principal amount of $400 million. The offer and sale of the notes were registered under the Securities Act of 1933, as amended.
The 3.78% senior notes are unsecured and were issued in a 2017 private placement with The Prudential Insurance Company of America and certain other purchasers.
We were in compliance with all covenants under all issuances of senior notes as of September 30, 2023 and December 31, 2022.
Revolving Credit Facility - The revolving credit facility has a borrowing capacity of $900 million, a term of five years, and matures on March 5, 2025. The obligations under the revolving credit facility are unsecured. The average interest rate for borrowings under the credit agreement was 6.1% during the first nine months of 2023 and 3.5% during the year ended December 31, 2022.
We were in compliance with all covenants under the revolving credit facility as of September 30, 2023 and December 31, 2022.
Outstanding borrowings under the revolving credit facility amounted to $136 million at September 30, 2023 and $361 million at December 31, 2022. Outstanding letters of credit amounted to approximately $2 million at both September 30, 2023 and December 31, 2022. The unused portion of the credit facility amounted to $762 million at September 30, 2023 and $537 million at December 31, 2022.
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

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Environmental
We are involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination, disposal of hazardous waste, and other environmental matters at several of our current or former facilities, or at third-party sites where we have been designated as a potentially responsible party. While we believe we are currently adequately accrued for known environmental issues, it is possible that unexpected future costs could have a significant impact on our consolidated financial position, results of operations, and cash flows. Our total accruals for environmental remediation, dismantling, and decontamination were approximately $10 million at both September 30, 2023 and December 31, 2022. Of the total accrual, the current portion is included in accrued expenses and the noncurrent portion is included in other noncurrent liabilities on the Condensed Consolidated Balance Sheets.
Our more significant environmental sites include a former plant site in Louisiana and a Houston, Texas plant site. Together, the amounts accrued on a discounted basis related to these sites represented approximately $8 million of the total accrual above at both September 30, 2023 and December 31, 2022, using discount rates ranging from 3% to 9% for both periods. The aggregate undiscounted amount for these sites was $10 million at both September 30, 2023 and December 31, 2022.
10.    Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
The balances of, and changes in, the components of accumulated other comprehensive loss, net of tax, consist of the following:

(in thousands)	Pension Plans and Other Postretirement Benefits	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2021	$1,522	$(83,749)	$(82,227)
Other comprehensive income (loss) before reclassifications	1,828	(68,251)	(66,423)
Amounts reclassified from accumulated other comprehensive loss (a)	21	0	21
Other comprehensive income (loss)	1,849	(68,251)	(66,402)
Balance at September 30, 2022	$3,371	$(152,000)	$(148,629)

Balance at December 31, 2022	$54,562	$(126,557)	$(71,995)
Other comprehensive income (loss) before reclassifications	(1,273)	9,114	7,841
Amounts reclassified from accumulated other comprehensive loss (a)	(2,628)	0	(2,628)
Other comprehensive income (loss)	(3,901)	9,114	5,213
Balance at September 30, 2023	$50,661	$(117,443)	$(66,782)
(a) The pension plan and other postretirement benefit components of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (income). See Note 4 in this Quarterly Report on Form 10-Q and Note 18 in our 2022 Annual Report for further information.
11.    Fair Value Measurements
The carrying amount of cash and cash equivalents in the Consolidated Balance Sheets, as well as the fair value, was $103 million at September 30, 2023 and $69 million at December 31, 2022. The fair value is classified as Level 1 in the fair value hierarchy.
No material events occurred during the nine months ended September 30, 2023 requiring adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Long-term debt – We record the carrying amount of our long-term debt at historical cost, less deferred financing costs related to our 2.70% senior notes. The estimated fair value of our long-term debt is shown in the table below and is based primarily on estimated current rates available to us for debt of the same remaining duration and adjusted for nonperformance risk and credit risk. The estimated fair value of our 2.70% senior notes included in the table below is based on the last quoted price closest to September 30, 2023. The fair value of our debt instruments is classified as Level 2.

	September 30, 2023		December 31, 2022
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$779,401	$669,526	$1,003,737	$906,891

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
Factors that could cause actual results to differ materially from expectations include, but are not limited to, the availability of raw materials and distribution systems; disruptions at production facilities, including single-sourced facilities; hazards common to chemical businesses; the ability to respond effectively to technological changes in our industry; failure to protect our intellectual property rights; sudden, sharp, or prolonged raw material price increases; competition from other manufacturers; current and future governmental regulations; the loss of significant customers; failure to attract and retain a highly-qualified workforce; an information technology system failure or security breach; the occurrence or threat of extraordinary events, including natural disasters, terrorist attacks, wars, and health-related epidemics such as the COVID-19 pandemic; risks related to operating outside of the United States; political, economic, and regulatory factors concerning our products; the impact of substantial indebtedness on our operational and financial flexibility; the impact of fluctuations in foreign exchange rates; resolution of environmental liabilities or legal proceedings; limitation of our insurance coverage; our inability to realize expected benefits from investment in our infrastructure or from future acquisitions, or our inability to successfully integrate future acquisitions into our business; the underperformance of our pension assets resulting in additional cash contributions to our pension plans; and other factors detailed from time to time in the reports that NewMarket files with the SEC, including the risk factors in Item 1A. “Risk Factors” of our 2022 Annual Report, which is available to shareholders upon request.
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

Overview
When comparing the results of the petroleum additives segment for the first nine months of 2023 with the first nine months of 2022, net sales were 1.3% lower resulting from a decrease in product shipments and an unfavorable foreign currency impact, which was partially offset by higher selling prices, including favorable mix. Petroleum additives operating profit was 54.7% higher when comparing the first nine months of 2023 with the first nine months of 2022, reflecting the selling prices, including favorable mix, partially offset by lower product shipments and higher operating costs. Raw material costs were stable when comparing the two nine months periods. Our shipments have been impacted over the last several quarters by the overall global economic weakness and inventory rationalization that is affecting the chemical industry.
While we have experienced improvement in the supply chain disruptions which impacted the petrochemicals industry over the past several years, we continue to be challenged by the ongoing inflationary environment impacting us, including raw material and operating costs. During this period, we have remained focused on controlling operating costs, continuing our investment in technology, and managing our inventory levels, as well as our customer portfolio.
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

Results of Operations
Net Sales
Consolidated net sales for the third quarter of 2023 totaled $667.2 million, representing a decrease of $28.9 million, or 4.2%, from the third quarter of 2022. Consolidated net sales for the first nine months of both 2023 and 2022 totaled $2.1 billion. The following table shows net sales by segment and product line.

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Petroleum additives
Lubricant additives	$562.7	$582.6	$1,753.8	$1,775.6
Fuel additives	101.0	110.1	293.9	298.4
Total	663.7	692.7	2,047.7	2,074.0
All other	3.5	3.3	7.4	8.2
Net sales	$667.2	$696.0	$2,055.1	$2,082.2
Petroleum Additives Segment
The regions in which we operate include North America, Latin America, Asia Pacific, and EMEAI. While there is some fluctuation, the percentage of net sales generated by region remained fairly consistent when comparing the first nine months of 2023 with the same period in 2022, as well as with the full year 2022.
Petroleum additives net sales for the third quarter of 2023 were $663.7 million compared to $692.7 million for the third quarter of 2022, a decrease of 4.2%. The decrease for the third quarter comparison was in both the Asia Pacific and EMEAI regions, with the Asia Pacific region representing about 70% of the decrease in those two regions. Small increases in the North America and Latin America regions partially offset the decreases in Asia Pacific and EMEAI.
Petroleum additives net sales for the first nine months of 2023 were $2.0 billion, while the first nine months of 2022 were $2.1 billion, representing a decrease of 1.3%. Similar to the third quarter, the Asia Pacific and EMEAI regions reported decreases for the first nine months of 2023 compared to the same 2022 period, with the Asia Pacific region representing almost all of the decrease. A substantial increase in the North America region, along with a small increase in the Latin America region, partially offset the decreases in the other regions.
The following table details the approximate components of the changes in petroleum additives net sales between the third quarter and first nine months of 2023 and 2022.

(in millions)	Third Quarter	Nine Months
Period ended September 30, 2022	$692.7	$2,074.0
Lubricant additives shipments	(55.7)	(251.0)
Fuel additives shipments	(13.2)	(31.9)
Selling prices	37.4	268.4
Foreign currency impact, net	2.5	(11.8)
Period ended September 30, 2023	$663.7	$2,047.7
When comparing the third quarter of 2023 and 2022, the decrease in petroleum additives net sales was primarily due to lower lubricant additives shipments, along with a smaller impact from lower fuel additives shipments. The lower shipments were partially offset by increased selling prices, including favorable mix, in the third quarter comparison, as well as a small favorable foreign currency impact. When comparing petroleum additives net sales for the first nine months of 2023 and 2022, both lubricant additives and fuel additives shipments were lower, along with an unfavorable foreign currency impact, which were mostly offset by higher selling prices, including favorable mix. Comparing the third quarter of 2023 and 2022, the United States Dollar weakened against both the Euro and the Pound Sterling resulting in a favorable impact to net sales for the comparative periods. The United States Dollar strengthened against the Indian Rupee, Chinese Renminbi, and Japanese Yen for the same third quarter comparison, which partially offset the favorable impact on net sales from the Euro and Pound Sterling. For the nine months 2023 versus 2022 comparison, the United States Dollar strengthened against all of the major currencies in which we transact, except for the Euro, resulting in the unfavorable impact to net sales for the comparative periods.

On a worldwide basis, the volume of product shipments for petroleum additives decreased 7.7% when comparing the two third quarter periods and 13.5% when comparing the first nine months of 2023 and 2022. Petroleum additives shipments for the third quarter comparison reflected decreases in both lubricant additives and fuel additives with the Asia Pacific and EMEAI regions contributing to the decrease in lubricant additives shipments, which was partially offset by an increase in the North America region. The decrease in fuel additives shipments for the third quarter comparison was primarily in the North America region, with smaller decreases in the Latin America and Asia Pacific regions, which were partially offset by an increase in the EMEAI region.
For the nine months comparison, both lubricant additives and fuel additives shipments were lower in 2023 than in 2022. The decrease in lubricant additives shipments when comparing the first nine months of 2023 with the same period of 2022 was across all regions with about 40% of the decrease in the Asia Pacific Region, 30% in the EMEAI region, 25% in the North America region, and the remaining decrease in the Latin America region. The nine months comparison for fuel additives shipments reflected decreases in the North America, Asia Pacific and Latin America regions. The North America region reflected about 70% of the decrease with the remaining decrease split about evenly between the Asia Pacific and Latin America regions. The EMEAI region had a small increase in fuel additives shipments for the nine months comparison.
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
The following table reports segment operating profit for the third quarter and nine months ended September 30, 2023 and September 30, 2022.

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Petroleum additives	$139.8	$83.0	$404.0	$261.1
All other	$(0.8)	$0.0	$(2.8)	$(0.2)

Petroleum Additives Segment
Petroleum additives segment gross profit increased $54.3 million and operating profit increased $56.8 million when comparing the third quarter of 2023 to the third quarter of 2022. For the first nine months of 2023 compared to the first nine months of 2022, petroleum additives segment gross profit increased $136.8 million and operating profit increased $142.9 million.
The following table presents petroleum additives cost of goods sold as a percentage of net sales and the operating profit margin.

	Third Quarter Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of goods sold as a percentage of net sales	69.6%	78.7%	70.9%	77.9%
Operating profit margin	21.1%	12.0%	19.7%	12.6%
For the rolling four quarters ended September 30, 2023, the operating profit margin for petroleum additives was 19.1%, which is within our historical range of operating profit margin. While operating margins will fluctuate from quarter to quarter due to multiple factors, we believe the fundamentals of our business and industry as a whole are unchanged.
When comparing both the third quarter and first nine months of 2023 and 2022, both gross profit and operating profit included the favorable impact of higher selling prices, including favorable mix, partially offset by lower shipments and higher operating costs. The comparison for both the third quarter and nine months periods also included the impact of raw material costs, which were favorable for the third quarter comparison and were stable for the nine months comparison. Nonetheless, we remain challenged by the ongoing inflationary environment impacting us, including raw material and operating costs. Cost control and margin management remain high priorities for us.

Petroleum additives selling, general, and administrative expenses (SG&A) for the third quarter of 2023 were substantially unchanged from the third quarter of 2022. SG&A expenses for the first nine months of 2023 were $1.0 million higher than the first nine months of 2022. SG&A as a percentage of net sales was 4.6% for the third quarter of 2023, 4.4% for the third quarter of 2022, 4.5% for the first nine months of 2023, and 4.4% for the first nine months of 2022. Our SG&A costs are primarily personnel-related and include salaries, benefits, and other costs associated with our workforce, including travel-related expenses. While personnel-related costs fluctuate from period to period, there were no significant changes in the drivers of these costs when comparing the periods.
Our investment in petroleum additives research, development, and testing (R&D) decreased approximately $2.5 million when comparing the third quarter periods of 2023 and 2022 and $7.0 million when comparing the first nine months periods of 2023 and 2022. As a percentage of net sales, R&D was 4.8% for the third quarter of 2023, 5.0% for the third quarter of 2022, 4.8% for the first nine months of 2023, and 5.1% for the first nine months of 2022. Our R&D investments reflect our efforts to support the development of solutions that meet our customers' needs, meet new and evolving standards, and support our expansion into new product areas. Our approach to R&D investments, as it is with SG&A, is one of purposeful spending on programs to support our current product base and to ensure that we develop products to support our customers' programs in the future. R&D investments include personnel-related costs, as well as costs for internal and external testing of our products.

The following discussion references certain captions on the Consolidated Statements of Income.

Interest and Financing Expenses, Net
Interest and financing expenses were $9.2 million for the third quarter of 2023, $8.4 million for the third quarter of 2022, $30.2 million for the first nine months of 2023, and $24.9 million for the first nine months of 2022.
The increase for both the third quarter and nine months comparisons resulted primarily from a higher average interest rate, which was partially offset by lower average debt. Both comparison periods included a favorable impact from lower amortization and fees. Capitalized interest had a favorable impact on the nine months comparison and was substantially unchanged for the third quarter comparison.

Other Income (Expense), Net
Other income (expense), net was income of $11.3 million for the third quarter of 2023, $10.0 million for the third quarter of 2022, $32.9 million for the first nine months of 2023, and $26.2 million for the first nine months of 2022. The amounts for both the 2023 and 2022 third quarter and nine months periods primarily reflect the components of net periodic benefit cost (income), except for service cost, from defined benefit pension and postretirement plans. See Note 4 for further information on total periodic benefit cost (income). The first nine months of 2022 also included a loss on marketable securities of $3.0 million.

Income Tax Expense
Income tax expense was $23.2 million for the third quarter of 2023 and $17.1 million for the third quarter of 2022. The effective tax rate was 17.3% for the third quarter of 2023 and 21.3% for the third quarter of 2022. Income tax expense increased $11.5 million due to higher income before income tax expense and decreased $5.4 million due to the lower effective tax rate.
Income tax expense was $75.9 million for the first nine months of 2023 and $50.4 million for the first nine months of 2022. The effective tax rate was 19.7% for the first nine months of 2023 and 21.1% for the first nine months of 2022. Income tax expense increased $30.5 million due to higher income before income tax expense, which was offset by a $5.0 million decrease caused by the lower effective tax rate.
The decrease in the effective tax rate for both the third quarter and nine months comparisons was primarily caused by a retroactive delay by the U.S. Treasury in the effective date of more stringent foreign tax credit rules, which had been considered in determining the tax rates in prior periods, along with other favorable prior year tax items.
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

Cash Flows, Financial Condition, and Liquidity
Cash and cash equivalents at September 30, 2023 were $102.6 million, an increase of $33.8 million since December 31, 2022.

Cash and cash equivalents held by our foreign subsidiaries amounted to $100.1 million at September 30, 2023 and $65.3 million at December 31, 2022. Periodically, we repatriate cash from our foreign subsidiaries to the United States through intercompany dividends and loans. We do not anticipate significant tax consequences from future distributions of foreign earnings.
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
Cash Flows – Operating Activities
Cash provided from operating activities for the first nine months of 2023 was $405.2 million, including $71.9 million of lower working capital requirements. The $71.9 million excluded an unfavorable foreign currency impact to the components of working capital on the balance sheet.
The most significant changes in working capital included decreases in trade and other accounts receivable, inventories, accounts payable, accrued expenses, and income taxes payable. The decrease in trade and other accounts receivable primarily represents the refund of value added taxes at some of our foreign subsidiaries along with lower sales levels. The decrease in inventories reflects our planned inventory rationalization in response to lower demand and inventory rationalization by our customers. The decrease in accounts payable is primarily the result of the same inventory rationalization and lower production levels. The change in accrued expenses reflects normal rebate payments to customers, as well as normal timing of interest payments on our long-term debt. The change in income taxes payable is primarily the result of timing of payments.
Including cash and cash equivalents, as well as the impact of changes in foreign currency exchange rates on the balance sheet, we had total working capital of $733.4 million at September 30, 2023 and $768.2 million at December 31, 2022. The current ratio was 3.21 at September 30, 2023 and 2.81 at December 31, 2022.
Cash Flows – Investing Activities
Cash used in investing activities totaled $34.8 million during the first nine months of 2023 for capital expenditures. We expect that our total capital spending during 2023 will be in the $50 million to $60 million range and will include several improvements to our manufacturing and R&D infrastructure around the world. We expect to continue to finance capital spending through cash on hand and cash provided from operations, together with borrowing available under our revolving credit facility.
Cash Flows – Financing Activities
Cash used in financing activities during the first nine months of 2023 amounted to $335.5 million. These cash flows included net payments of $225.0 million on the revolving credit facility, cash dividends of $63.5 million, and $42.9 million for repurchases of 119,075 shares of our common stock.
Debt
Our long-term debt was $779.4 million at September 30, 2023 compared to $1.0 billion at December 31, 2022.
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
The revolving credit facility contains financial covenants that require NewMarket to maintain a consolidated Leverage Ratio (as defined in the agreement) of no more than 3.75 to 1.00, except during an Increased Leverage Period (as defined in the agreement) at the end of each quarter. At September 30, 2023, the Leverage Ratio was 1.33 under the revolving credit facility.
At September 30, 2023, we were in compliance with all covenants under the 3.78% senior notes, 2.70% senior notes, and revolving credit facility.

As a percentage of total capitalization (total long-term debt and shareholders’ equity), our total long-term debt decreased from 56.8% at December 31, 2022 to 44.5% at September 30, 2023. The change resulted primarily from the decrease in outstanding revolving credit facility borrowings, along with the increase in shareholders' equity. The increase in shareholders’ equity primarily reflects our earnings and the impact of foreign currency translation adjustments, partially offset by dividend payments and the repurchases of our common stock. Generally, we repay any outstanding long-term debt with cash from operations or refinancing activities.

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

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk
At September 30, 2023, there were no material changes in our market risk from the information provided in the 2022 Annual Report.

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
There has been no change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, which occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION
ITEM 1.     Legal Proceedings
There have been no material changes to our legal proceedings as disclosed in "Legal Proceedings" in Item 3 of Part I of the 2022 Annual Report.

ITEM 5.    Other Information
During the quarter ended September 30, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of NewMarket Corporation adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) or Regulation S-K.

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

NEWMARKET CORPORATION
(Registrant)

Date: October 26, 2023	By: /s/ William J. Skrobacz
William J. Skrobacz
Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: October 26, 2023	By: /s/ Gail C. Ridgeway
Gail C. Ridgeway
Controller
(Principal Accounting Officer)