Form 10-K
period 2023-12-31
NEWMARKET CORP
filed 2024-02-15
CIK 1282637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter): $2,667,996,633*
Number of shares of Common Stock outstanding as of January 31, 2024: 9,590,048

DOCUMENTS INCORPORATED BY REFERENCE
Portions of NewMarket Corporation’s definitive Proxy Statement for its 2024 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 are incorporated by reference into Part III of this Annual Report on Form 10-K.

*    In determining this figure, an aggregate of 2,954,412 shares of Common Stock as beneficially owned by Bruce C. Gottwald and members of his immediate family have been excluded and treated as shares held by affiliates. See Item 12. The aggregate market value has been computed on the basis of the closing price on the New York Stock Exchange on June 30, 2023.

Form 10-K

PART I

ITEM 1.    BUSINESS
NewMarket Corporation (NewMarket) (NYSE: NEU) is a holding company and is the parent company of Afton Chemical Corporation (Afton), Ethyl Corporation (Ethyl), NewMarket Services Corporation (NewMarket Services), and NewMarket Development Corporation (NewMarket Development). NewMarket is also the ultimate parent company of American Pacific Corporation (AMPAC), which we acquired for approximately $700 million on January 16, 2024.
Each of our subsidiaries manages its own assets and liabilities. Afton manufactures and sells petroleum additives, while Ethyl markets antiknock compounds in North America and performs contracted manufacturing and related services. NewMarket Development manages the real property that we own in Virginia. AMPAC manufactures and sells critical performance additives used in solid rocket motors for space launch and military defense applications. NewMarket Services provides various administrative services to NewMarket, Afton, Ethyl, and NewMarket Development. Going forward, NewMarket Services will also provide such services to AMPAC. NewMarket Services expenses are billed to each subsidiary pursuant to services agreements between the companies.
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
Through an open, flexible, and collaborative style, Afton works closely with its customers to understand their business and help them meet their goals. This style has allowed Afton to develop long-term relationships with its customers in every major region of the world, which Afton serves through its manufacturing facilities across the globe.
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
With almost 500 employees in research, development, and testing, Afton is dedicated to developing additive formulations that are tailored to our customers’ and the end-users’ specific needs. Afton’s portfolio of technologically-advanced, value-added products allows it to provide a full range of products, services, and solutions to its customers.
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
AMPAC manufactures and sells critical performance additives used in solid rocket motors for space launch and military defense applications. AMPAC also manufactures and sells Halotron BrX, a fire extinguishing agent that replaces legacy high ozone-depleting fire extinguishing agents.
We were incorporated in the Commonwealth of Virginia in 2004. Our principal executive offices are located at 330 South Fourth Street, Richmond, Virginia, and our telephone number is (804) 788-5000.
Business Segments
For the periods presented in this Annual Report on Form 10-K, our business was composed of one segment, petroleum additives, which is primarily represented by Afton. The antiknock compounds business of Ethyl is reflected in the “All other” category. Each of these is discussed below. We intend to present AMPAC as a separate segment beginning with the Quarterly Report on Form 10-Q for the quarter ending March 31, 2024.
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
Key drivers of engine oil additives demand are the number of vehicles on the road, total vehicle miles driven, fuel economy, the average age of vehicles on the road, drain intervals, engine and crankcase size, changes in engine design, and temperature and specification changes driven by OEMs. The extension of drain intervals has generally offset increased demand due to higher vehicle population, new hardware, and more miles driven. Other key drivers include industrial production rates, agricultural output, mining and construction output, environmental regulations, and infrastructure investments of commercial companies. Afton offers products that enhance the performance of mineral, part-synthetic, and fully-synthetic engine oils.
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
Key drivers of the driveline additives marketplace are the number of vehicles manufactured, total number of vehicles in operation, drain intervals for transmission fluids and axle fluids, changes in engine and transmission design and temperatures, and specification changes driven by OEMs.
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
All Other - The “All other” category includes the operations of the antiknock compounds business (primarily sales of antiknock compounds in North America), as well as certain contracted manufacturing and related services performed by Ethyl. The Ethyl facility is located in Houston, Texas and is substantially dedicated to terminal operations related to antiknock compounds and other fuel additives. The financial results of the petroleum additives activities performed by Ethyl are reflected in the petroleum additives segment results. The “All other” category financial results include a service fee charged by Ethyl for its production services to Afton.
Raw Materials and Product Supply
We use a variety of raw materials and chemicals in our manufacturing and blending processes and believe the sources of these are adequate for our current operations.  The primary raw materials for Afton are base oil, polyisobutylene, antioxidants, alcohols, solvents, detergents, friction modifiers, olefins, and copolymers.
As the performance requirements of our products become more complex, we often work with highly specialized suppliers.  In some cases, we source from a single supplier.  In such cases, we manage our risk by maintaining safety stock of the raw material or qualifying alternate suppliers, which could take additional time to implement, but we are confident we can ensure continued supply for our customers.
While we have experienced improvement in the supply chain disruptions which impacted the petrochemicals industry over the past several years, we continuously monitor our raw material supply situation and adjust our procurement strategies as conditions require.
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
We are committed to providing the most advanced products, comprehensive testing programs, and superior technical solutions tailored to the needs of our customers and OEMs worldwide. Afton continues to successfully implement techniques to drive efficiency in technology discovery and development, while aligning our internal testing to market changes, research, customer support, and predictive capabilities around the world in support of our goals of providing market-driven technical leadership and performance-based differentiation. In 2023, we continued to invest in and progress our technology plans and established a new team to focus on adjacent spaces that can utilize our chemistry and technology.
Afton continues to develop new products and technology to keep our customers well-positioned for the future by meeting evolving OEM requirements, including specific demands of hybrid and electric vehicles, industry specifications, and environmental regulations. A significant portion of our R&D investment is dedicated to the development of products that are differentiated by their ability to deliver improved fuel efficiency in addition to robust performance in a wide range of new vehicle and industrial equipment designs. Afton’s state-of-the art testing capabilities enable customized research in all areas of performance needed by both OEMs and tier one suppliers including the latest advancements in e-mobility. Our leading-edge capabilities and fundamental understanding in the areas of combustion, friction control, energy efficiency, electric motor compatibility, and wear prevention are used to set the stage for next-generation products in all areas.
In line with Afton’s vision, we continue to focus our technology to make the world a better place by reducing the use of chemicals of concern, using more raw materials from sustainable sources, developing additives that enable some of the world’s most fuel efficient fluids, creating fuel additives that enable engines to be more efficient, and being a market leader in transmission fluids for full battery electric vehicles. We continue to have strong results in our environmental initiatives. For example, a year over year comparison (2023 versus 2022) of our Richmond site shows a 24% reduction in hazardous waste generation and an energy usage decrease of over 8% due to LED light installations and changes in laboratory operating procedures.
In 2023, we successfully launched new technologies across all our lubricant additives and fuel additives product areas. We developed new engine oil products for passenger cars and commercial trucks in support of our customers in all the major regions of the world in which we operate, including engine oil technology designed for hybrid vehicles, as well as solutions for commercial vehicles.
We continued to develop new products in multiple application areas in the industrial additives sector, including hydraulic, industrial gear, turbine, slideway, and grease additives. Research is focused on the development of technologies that will provide differentiation to our customers in multiple performance areas, including equipment life, reliability, and energy efficiency, as well as eliminating or reducing chemicals of concern. This includes focusing on our next generation wind turbine technology to maintain our technology leadership in this important and growing market.
Research continued in our transmission fluid, axle oil, and tractor fluid product lines. This included the development of new OEM-specific additives used in factory-fill fluids installed during automotive component and vehicle assembly. We continue to launch new OEM-specific technology for full battery electric passenger and commercial vehicles and are a top supplier in this new and growing market. Our market-leading battery electric vehicle transmission fluid promotes efficiency, and we developed new products for the service-fill sector to provide our customers with the latest additive technology available.
We also provide leading technology in the fuel additives area. In 2023, we developed new technology in both gasoline performance additives and diesel performance additives. This includes launching a new technology platform designed for gasoline direct injection engines that is both more efficient and better-performing. In addition, we continue to maintain close interactions with regulatory, industry and OEM leaders to guide our development of future fuel additives technologies based on well-defined market needs.
Afton remains committed to providing the most advanced products, comprehensive testing programs, and superior technical solutions tailored to the needs of our customers and OEMs worldwide.
Intellectual Property
Our intellectual property, including our patents, licenses, and trademarks, is an important component of our business. We actively protect our inventions, new technologies, and product developments by filing patent applications and maintaining trade secrets. We currently own approximately 1,500 issued or pending United States and foreign patents. In addition, we have acquired the rights under patents and inventions of others through licenses or otherwise. We take care to respect the intellectual property rights of others, and we believe our products do not infringe upon those rights. We vigorously participate in patent opposition proceedings around the world, where necessary, to secure a technology base free of infringement. We believe our patent position is strong, aggressively managed, and sufficient for the conduct of our business.
We also have several hundred trademark registrations throughout the world for our marks, including NewMarket®, Afton Chemical®, Ethyl®, HiTEC®, Passion for Solutions®, DriveMore®, and Axcel®.
Human Capital
Our Values are the foundation of our company and support the inclusive and respectful culture we have established in all of our locations around the world. Our Values include:
•unquestioned integrity,
•respect for people,
•safety and environmental responsibility,
•partners with customers and suppliers,
•continuously improving quality,
•citizenship, and

•economic viability.
We place the highest level of commitment on safety and strive to operate our business every day focused on its importance. Keeping our employees safe is a management priority.
We have a diverse workforce, representative of the geographic regions in which we do business. We place a high value on diverse thoughts, skills, perspectives, cultures, and knowledge because we believe that such diversity results in better business decision making. We employed approximately 2,000 people at the end of 2023. Approximately 1,000 were located in the United States, 500 were in the Europe/Middle East/Africa/India region, 300 were in the Asia Pacific region, and 200 were in the Latin America region. Approximately 21% of our workforce is represented by unions.
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
Globally, approximately 16% of our employees have 20 years or more of service, and over the three-year period from 2021 through 2023, our resignation rate was approximately 5.4%. We believe these measures demonstrate our success in hiring the right employees for the long-term and establishing a culture where respect for people is an everyday value.
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
Our Global Responsible Care Policy Statement includes a commitment to conduct operations in a manner that protects our employees, communities, and the environment, to comply with all applicable laws and regulations, and to reduce our environmental impact. Additionally, in pursuit of our vision of zero incidents, we work with our employees and other key stakeholders to establish appropriate goals, objectives, and targets.
Both Afton and Ethyl have implemented Responsible Care® Management Systems (RC14001®) at North American facilities ("Responsible Care" is a registered service mark of the American Chemistry Council (ACC)). Our Responsible Care® management systems are certified by an independent third-party auditing process. Additionally, Afton’s Feluy, Belgium; Suzhou, China; Tsukuba, Japan; Rio de Janeiro, Brazil; Bracknell, England; and Singapore facilities are all certified to the environmental standard ISO 14001.  The Suzhou and Singapore sites are also certified to ISO 45001, a global occupational health and safety standard. Our San Juan del Rio, Mexico site is formally certified to RC 14001/ISO 14001. Afton’s Sauget, Illinois plant continues to be an OSHA VPP (Voluntary Protection Program) “Star” worksite.
In 2023, we continued to enhance our “Actively Caring” safety program, where people look out for the safety and welfare of others with courage and compassion, enabling the achievement of an injury-free environment. Both Afton and Ethyl were top performers among their industry peers. The NewMarket worldwide injury/illness recordable rate (which is the number of injuries per 200,000 hours worked) in 2023 was 0.45. Additionally, during 2023 we had zero serious injuries across all sites, as well as zero recordable injuries at our Port Arthur, Ashland, Richmond R&D, Rio de Janeiro, San Juan del Rio, Singapore, Suzhou, and Tsukuba facilities. The safety performance affirmed our Vision of Zero improvement plans and actions across the sites, as well as the importance placed on our safety-first culture. We continue to leverage site-level safety improvement plans at key sites and emphasize reporting "good catches" and "near misses" to help reduce risk and drive improved performance. We are committed to achieving our aspiration of zero injuries and incidents.

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
Our total accruals for environmental remediation, dismantling, and decontamination were approximately $11 million at December 31, 2023 and $10 million at December 31, 2022. As new technology becomes available, it may be possible to reduce accrued amounts. While we believe that we are currently fully accrued for known environmental issues, it is possible that unexpected future costs could have a significant financial impact on our financial position, results of operations, and cash flows.
The costs of complying with existing environmental, health, and safety laws and regulations as they pertain to our products and operations, including remediation, closure, and postclosure costs, are primarily included in cost of goods sold. We spent approximately $41 million in 2023, $37 million in 2022, and $35 million in 2021 for ongoing environmental operating and clean-up costs, excluding depreciation of previously capitalized expenditures.
In addition to the ongoing environmental compliance costs and the costs to remediate contaminated sites, worldwide capital expenditures for pollution prevention and safety projects were $10 million in 2023, $11 million in 2022, and $17 million in 2021.
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
Information about our Executive Officers
The names and ages of all executive officers as of February 15, 2024 follow.

Name	Age	Positions
Thomas E. Gottwald	63	Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)
William J. Skrobacz	64	Vice President and Chief Financial Officer (Principal Financial Officer)
Bruce R. Hazelgrove, III	63	Executive Vice President and Chief Administrative Officer
Bryce D. Jewett, III	49	Vice President and General Counsel
Gail C. Ridgeway	49	Controller (Principal Accounting Officer)
Brian D. Paliotti	47	President, Afton Chemical Corporation
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
We rely on a variety of modes of transportation to deliver products to our customers, including rail cars, cargo ships, and trucks. We depend upon the availability of a distribution infrastructure to deliver our products in a safe and timely manner. Any disruptions in this infrastructure network, whether caused by human error, accidents, armed conflicts, deliberate acts of violence, limitations on capacity, repairs and improvements to infrastructure components, earthquakes, storms, or other natural disasters, could adversely affect our ability to meet customer demand.
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
Furthermore, we are subject to evolving cybersecurity and data privacy rules and regulations, such as the European Union's General Data Protection Regulation, in countries, states, and other jurisdictions where we conduct business. Any failure to comply with these rules and regulations could result in significant financial penalties and increase our cost of doing business.
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
In 2023, sales to customers outside of the United States accounted for approximately 64% of consolidated net sales. We do business in all major regions of the world, some of which do not have stable economies or governments. In particular, we sell and market products in countries experiencing political and/or economic instability in the Middle East, Asia Pacific, Latin America, and Europe. Our international operations are subject to international business risks, including unsettled political conditions, war, expropriation, import and export restrictions, trade policies, increases in royalties, exchange controls, national and regional labor strikes, taxes, government royalties, inflationary or unstable economies, currency exchange rate fluctuations, and changes in laws and policies governing operations of foreign-based companies (such as restrictions on repatriation of earnings or proceeds from liquidated assets of foreign subsidiaries). The occurrence of any one or a combination of these factors may increase our costs or have other adverse effects on our business.

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
Acquisition and Investment Risks
•We may be unable to complete a proposed acquisition transaction due to a lack of regulatory approval or the failure of one or more parties to satisfy conditions to close. In addition, we may not be able to realize the expected benefits from acquisitions or from investments in our infrastructure, or it may take longer to realize those benefits than originally planned. The inability to achieve our objectives related to these activities could result in unanticipated expenses and losses.
As part of our business growth strategy, we intend to continue pursuing acquisitions and investing in our infrastructure. Our ability to implement these components of our growth strategy will be limited by our ability to identify appropriate acquisition or joint venture candidates; our ability to complete proposed transactions, which may be subject to, among other things, regulatory approval or the parties' satisfaction of conditions required for closing; and the availability of financial resources, including cash and borrowing capacity. When we acquire new businesses or invest in infrastructure improvements (for example, building new plant facilities), we consider the benefits we expect to realize and time frames over which we will realize those benefits. The expenses incurred in completing these types of activities, the time it takes to integrate the activities into our ongoing business, or our failure to realize the expected benefits from the activities in the planned time frames could result in unanticipated expenses and losses. The process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of existing operations.
In addition, our ability to realize the expected benefits from our acquisition of AMPAC is subject to several factors. These include our ability to retain key AMPAC personnel, our ability to maintain relationships with suppliers and customers of AMPAC, and our ability to integrate AMPAC into certain information technology systems, operational systems, procedures, or controls without disrupting its operations.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.     CYBERSECURITY
Material Risks from Cybersecurity Threats
Our operations and other aspects of our business rely heavily on various information technology systems, some of which are managed by third parties. We face significant cybersecurity threats, which are continuously increasing in sophistication, including computer viruses, internal and external security breaches, and other cyber-attacks. These threats could disrupt our operations, lead to the loss of confidential information (such as the personally identifiable information of individuals, including our employees), and hinder our ability to process transactions with customers, operate our manufacturing facilities, and accurately report transactions in a timely manner. To manage these cybersecurity risks, our organization leverages the National Institute of Standards and Technology (NIST) Cybersecurity Framework. We have implemented comprehensive policies and procedures that facilitate the timely identification and reporting of cyber incidents.
Additionally, we have established protective measures for the forensic analysis of cyber incidents. While we are proactive in our efforts to mitigate these threats through robust security processes and disaster recovery plans, the evolving nature of cybersecurity threats means that our systems may not always be able to identify or protect against a threat promptly or at all. As a result, there is a continuous risk of potential financial, legal, business, and reputational damage to our company stemming from cybersecurity threats.
We employ a number of people who are part of our Information Technology group and are dedicated to and responsible for assessing and managing cybersecurity threats. Our Information Technology Director, who has over 25 years of experience in information security serving in roles of increasing responsibility, works with our cybersecurity employees to set priorities and is responsible for cybersecurity oversight and the escalation of incidents with business impact to senior leadership based on our Information Security Incident Management Policy.
We utilize specialized third-party services and tools for identifying, protecting against, and detecting cyber incidents, and also partner with external cybersecurity experts and vendors to augment our internal security team. Through these third-party services, our detection capabilities include, but are not limited, to, real-time monitoring, intrusion detection systems, and advanced analytics to identify abnormal patterns of behavior. These third-party detection tools provide real-time alerts, log aggregation, and threat intelligence feeds, which are integrated into our incident response platform.
Additionally, we engage third-parties to conduct independent assessments of our cybersecurity posture that evaluate the efficiency and effectiveness of our detection capabilities, along with our response mechanisms, and overall risk management.
Third-party service providers are integral to our business operations and are incorporated into our enterprise-wide risk management program, which subjects the providers to rigorous vetting processes and ongoing oversight. We use specialized monitoring tools that evaluate the cybersecurity posture of our third-party providers using a cybersecurity scorecard. This allows us to continually assess the cybersecurity risk levels associated with these external partners.
Our approach to managing cybersecurity risks (including third-party risk) is part of a continuous improvement process, both in the context of cybersecurity and broader operational risk management. This ongoing process, which includes employee training, is aimed at routinely reviewing and, as necessary, improving, our oversight processes and tools to ensure they remain effective and resilient in their management of cybersecurity risk.
Material Impact of Cybersecurity Threats
While we have yet to experience a material cybersecurity event, we acknowledge the persistent and evolving nature of these threats, which have the potential to materially impact our business strategy, operations, and financial standing adversely. See Item 1A, "Risk Factors" under the operational risks section for more information. We maintain robust policies and procedures focused on cybersecurity incident management, ensuring timely communication and escalation to all relevant stakeholders. This enables faster response and effective communication, including public disclosure if a material cybersecurity event were to occur.

Board of Directors Oversight
The Board of Directors oversees risks related to cybersecurity, including the security of corporate information and the steps management is taking to monitor and control these risks. Management regularly briefs the Board on our cybersecurity risk profile, emerging threats, and the efficacy of our risk mitigation strategies, including our continuous improvement initiatives. These initiatives aim to enhance the resiliency of our cybersecurity program as well as our broader operational risk management strategies.

ITEM 2.    PROPERTIES
Our principal operating properties are shown below. Unless indicated, we own the research, development, and testing facilities, as well as the manufacturing and distribution properties, which primarily support the petroleum additives business segment.

Research, Development, and Testing	Richmond, Virginia Bracknell, England Tsukuba, Japan Ashland, Virginia Suzhou, China

Manufacturing and Distribution
Feluy, Belgium (lubricant additives; also storage and distribution)
Houston, Texas (lubricant and fuel additives; also storage and distribution)
Jurong Island, Singapore (lubricant and fuel additives; leased land)
Port Arthur, Texas (lubricant additives)
Rio de Janeiro, Brazil (lubricant and fuel additives storage and distribution; equipment is owned; building is leased)
San Juan del Rio, Mexico (lubricant additives)
Sauget, Illinois (lubricant additives)
Suzhou, China (storage and distribution)

We own our corporate headquarters located in Richmond, Virginia, and generally lease our regional and sales offices in a number of locations worldwide.
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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock, with no par value, has traded on the New York Stock Exchange (NYSE) under the symbol “NEU” since June 21, 2004 when we became the parent holding company of Ethyl, Afton, NewMarket Services, NewMarket Development, and their subsidiaries. We had 1,797 shareholders of record as of January 31, 2024.
On October 28, 2021, our Board of Directors approved a share repurchase program authorizing management to repurchase up to $500 million of NewMarket's outstanding common stock until December 31, 2024, as market conditions warrant and covenants under our existing debt agreements permit. We may conduct the share repurchases in the open market, in privately negotiated transactions, through block trades, or pursuant to trading plans intended to comply with Rule 10b5-1 and/or Rule 10b-18 of the Securities Exchange Act of 1934. The repurchase program does not require the Company to acquire any specific number of shares and may be terminated or suspended at any time. At December 31, 2023, approximately $231 million remained available under the 2021 authorization. There were no purchases during the fourth quarter of 2023 under this authorization.
Cash dividends declared and paid totaled $8.85 per share for the year ended December 31, 2023 and $8.40 per share for the year ended December 31, 2022. The declaration and payment of dividends is subject to the discretion of our Board of Directors. Future dividends will depend on various factors, including our financial condition, earnings, cash requirements, legal requirements, restrictions in agreements governing our outstanding indebtedness, and other factors deemed relevant by our Board of Directors.

The performance graph of the five-year cumulative total return on our common stock as compared to chemical companies in the S&P 1500 Specialty Chemicals Index and the S&P 500 is shown below. The graph assumes $100 invested on the last day of December 2018, and the reinvestment of all dividends. The graph is based on historical data and is not intended to be a forecast or indication of future performance of our common stock.
Performance Graph
Comparison of Five-Year Cumulative Total Return
Performance Through December 31, 2023

	December 31,
	2018	2019	2020	2021	2022	2023
NewMarket Corporation	$100.00	$120.02	$100.22	$88.29	$82.40	$147.58
S&P 1500 Specialty Chemicals Index	100.00	118.29	137.60	175.78	132.06	151.74
S&P 500	100.00	131.49	155.68	200.37	164.08	207.21
The graph and table above are not deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor are they incorporated by reference into other filings made by us with the SEC.

ITEM 6. RESERVED

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
The following discussion, as well as other discussions in this Annual Report on Form 10-K, contains forward-looking statements about future events and expectations within the meaning of the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements on our current expectations and projections about future results. When we use words in this document such as “anticipates,” “intends,” “plans,” “believes,” “estimates,” “projects,” “expects,” “should,” “could,” “may,” “will,” and similar expressions, we do so to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements we make regarding future prospects of growth in the petroleum additives market, other trends in the petroleum additives market, our ability to maintain or increase our market share, our future capital expenditure levels, and our future financial results.
We believe our forward-looking statements are based on reasonable expectations and assumptions, within the bounds of what we know about our business and operations. However, we offer no assurance that actual results will not differ materially from our expectations due to uncertainties and factors that are difficult to predict and beyond our control.
Factors that could cause actual results to differ materially from expectations include, but are not limited to, the availability of raw materials and distribution systems; disruptions at production facilities, including single-sourced facilities; hazards common to chemical businesses; the ability to respond effectively to technological changes in our industry; failure to protect our intellectual property rights; sudden, sharp, or prolonged raw material price increases; competition from other manufacturers; current and future governmental regulations; the loss of significant customers; failure to attract and retain a highly-qualified workforce; an information technology system failure or security breach; the occurrence or threat of extraordinary events, including natural disasters, terrorist attacks, wars, and health-related epidemics; risks related to operating outside of the United States; political, economic, and regulatory factors concerning our products; the impact of substantial indebtedness on our operational and financial flexibility; the impact of fluctuations in foreign exchange rates; resolution of environmental liabilities or legal proceedings; limitation of our insurance coverage; our inability to realize expected benefits from investment in our infrastructure or from acquisitions, or our inability to successfully integrate acquisitions into our business; and the underperformance of our pension assets resulting in additional cash contributions to our pension plans. Risk factors are discussed in Item 1A. “Risk Factors.”
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
OVERVIEW
When comparing the results of the petroleum additives segment for 2023 with 2022, net sales were 2.4% lower resulting from a decrease in product shipments and an unfavorable foreign currency impact, which were mostly offset by higher selling prices. Petroleum additives operating profit was 36.0% higher when comparing 2023 with 2022, primarily reflecting the selling prices, including favorable product mix, partially offset by lower product shipments and higher raw material and operating costs. During 2023, our shipments were impacted by the overall global economic weakness and inventory rationalization which persists in the chemical industry.
While we have experienced improvement in the supply chain disruptions which impacted the chemicals industry over the past several years, we remain challenged by the ongoing inflationary environment impacting us, including increased raw material and operating costs. During this period, we have remained focused on managing our operating costs, our inventory levels, and our portfolio profitability, while continuing our investment in technology.
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
RESULTS OF OPERATIONS
Management's discussion and analysis of our results of operations is presented below for the comparative periods of 2023 versus 2022. The discussion and analysis of our results of operations for 2022 compared to 2021 is available in Item 7 of our 2022 Annual Report on Form 10-K.
Net Sales
Our consolidated net sales for 2023 amounted to $2.7 billion, a decrease of $66 million, or 2.4% from 2022.
No single customer accounted for 10% or more of our total net sales in 2023, 2022, or 2021.
The following table shows net sales by segment and product line for each of the last three years.

	Years Ended December 31,
(in millions)	2023	2022	2021
Petroleum additives
Lubricant additives	$2,296	$2,342	$1,999
Fuel additives	394	412	345
Total	2,690	2,754	2,344
All other	8	11	12
Consolidated revenue	$2,698	$2,765	$2,356
Petroleum Additives - The regions in which we operate include North America (the United States and Canada), Latin America (Mexico, Central America, and South America), Asia Pacific, and the Europe/Middle East/Africa/India (EMEAI) region. The percentage of net sales being generated in the regions has remained fairly consistent over the past three years, with some limited fluctuation due to various factors, including the impact of regional economic trends. In 2023, North America represented approximately 40% of our petroleum additives net sales, while EMEAI contributed approximately 30%, Asia Pacific approximately 20%, and Latin America the remaining amount. As shown in the table above, lubricant additives net sales and fuel additives net sales compared to total petroleum additives net sales has remained substantially consistent over the past three years.
Petroleum additives net sales for 2023 of $2.7 billion were approximately 2.4% lower than 2022 levels. The decrease was across all regions. The Asia Pacific region represented approximately 62% of the petroleum additives decrease in net sales, EMEAI represented approximately 15%, the Latin America region represented approximately 13%, and the North America region represented approximately 10%.
The approximate components of the petroleum additives decrease in net sales of $64 million when comparing 2023 to 2022 are shown below in millions.

Net sales for the year ended December 31, 2022	$2,754
Lubricant additives shipments	(272)
Fuel additives shipments	(45)
Selling prices	261
Foreign currency impact, net	(8)
Net sales for the year ended December 31, 2023	$2,690

When comparing petroleum additives net sales for 2023 with 2022, both lubricant additives and fuel additives shipments were lower, along with an unfavorable foreign currency impact, which were mostly offset by higher selling prices. The United States Dollar strengthened against all of the major currencies in which we transact, except for the Euro, resulting in the unfavorable impact to net sales for the 2023 and 2022 comparison.
On a worldwide basis, the volume of product shipments for petroleum additives decreased 10.7% when comparing 2023 with 2022, with decreases in both lubricant additives and fuel additives shipments. Lubricant additives represented most of the decrease in petroleum additives shipments and was across all regions with North America, EMEAI, and Asia Pacific each contributing about 30% of the decrease, and Latin America contributing the remaining amount. The decrease in fuel additives shipments was across all regions except for EMEAI, which had a small increase. Most of the decrease in fuel additives shipments was in the North America region. During 2023, our shipments were impacted by the overall global economic weakness and inventory rationalization which persists in the chemical industry.
All Other - The “All other” category includes the operations of the antiknock compounds business, as well as certain contracted manufacturing and related services associated with Ethyl and did not have a material impact to consolidated net sales when comparing 2023 and 2022.
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

	Years Ended December 31,
(in millions)	2023	2022	2021
Petroleum additives	$514	$378	$281
All other	$(5)	$(2)	$(1)
Petroleum Additives - Petroleum additives segment gross profit, as well as segment operating profit, increased $136 million when comparing 2023 to 2022. Cost of goods sold as a percentage of net sales was 71.2% in 2023 and 76.8% in 2022. The operating profit margin was 19.1% in 2023 and 13.7% in 2022. While operating margins will fluctuate from quarter to quarter due to multiple factors, we believe the fundamentals of our business and industry as a whole are unchanged.
When comparing 2023 and 2022, both gross profit and operating profit included the favorable impact of significantly higher selling prices, including favorable product mix, which were partially offset by lower shipments, higher raw material costs, and higher operating costs. We remain challenged by the ongoing inflationary environment impacting us, including higher raw material and operating costs in the market compared to 2022. We are maintaining our focus on managing our operating costs, our inventory levels, and our portfolio profitability while continuing our investment in technology.
Petroleum additives selling, general, and administrative expenses (SG&A) increased by $2 million, or 1.6%, in 2023 compared to 2022. SG&A as a percentage of net sales was 4.6% in 2023 and 4.4% in 2022. Our SG&A costs are primarily personnel-related and include salaries, benefits, and other costs associated with our workforce, including travel-related expenses. While personnel-related costs fluctuate from year to year, there were no significant changes in the drivers of these costs when comparing 2023 and 2022.
Our investment in petroleum additives research, development, and testing (R&D) decreased approximately $2 million when comparing 2023 with 2022. As a percentage of net sales, R&D was 5.1% in both 2023 and 2022. Our R&D investments reflect our efforts to support the development of solutions that meet our customers' needs, meet new and evolving standards, and support our expansion into new product areas. Our approach to R&D investments, as it is with SG&A, is one of purposeful spending on programs to support our current product base and to ensure that we develop products to support our customers' programs in the future. R&D investments include personnel-related costs, as well as costs for internal and external testing of our products. Substantially all investments in new product development are incurred in the United States and the United Kingdom (U.K.), with approximately 70% of total R&D attributable to the North America and EMEAI regions. The remaining R&D is attributable to the Asia Pacific and Latin America regions and represents customer technology support services in those regions. All of our R&D is related to the petroleum additives segment.
The following discussion references certain captions on the Consolidated Statements of Income.
Interest and Financing Expenses
Interest and financing expenses were $37 million in 2023 and $35 million in 2022. The increase in interest and financing expense between 2023 and 2022 resulted primarily from a higher average interest rate, which was partially offset by lower average outstanding debt.
Other Income (Expense), Net
Other income (expense), net was income of $43 million in 2023 and $35 million in 2022. The amounts for both periods included the components of net periodic benefit cost (income), except for service costs, from defined benefit pension and postretirement plans. See Note 17 for further information on total periodic benefit cost (income). The 2022 amount also included a loss on marketable securities of $3 million.
Income Tax Expense
Income tax expense was $100 million in 2023 and $68 million in 2022. The effective tax rate was 20.5% in 2023 and 19.6% in 2022. When comparing 2023 and 2022, income tax expense increased $28 million due to the higher income before income taxes and $4 million from the higher effective tax rate. The increase in the effective tax rate for the year was primarily the result of an increase in our state tax expense.
On October 8, 2021, almost all members of the Organisation for Economic Co-operation and Development (OECD) reached an agreement on a two-pillar approach to international tax reform, including the establishment of a 15% global minimum tax for large multinational entities. Several jurisdictions in which we operate have adopted or are in the process of adopting this global minimum tax, with planned effective dates in 2024 or 2025. We are continuing to monitor the legislation in these jurisdictions and any potential impact to our effective tax rate and related income tax liabilities in future years.
CASH FLOWS DISCUSSION
We generated cash from operating activities of $577 million in 2023 and $109 million in 2022.
During 2023, we used the $577 million of cash generated from operating activities to make net payments of $361 million on our revolving credit facility, pay dividends of $85 million, fund capital expenditures of $48 million, and repurchase 119,075 shares of our common stock for $43 million. Cash flows from operating activities included an increase of $134 million from lower working capital requirements, which is further discussed in the Working Capital section below, and a decrease of $10 million for cash contributions to our pension and postretirement plans.
During 2022, we used the $109 million of cash generated from operations along with the proceeds of $373 million from the sale of marketable securities, $213 million of borrowings under the revolving credit facility, and $15 million of cash on hand to redeem $350 million of our 4.10% senior notes, repurchase $207 million of our common stock, pay dividends of $84 million, and fund $56 million of capital expenditures. Cash flows from operating activities included a decrease of $205 million from higher working capital requirements and a decrease of $10 million for cash contributions to our pension and postretirement plans.

FINANCIAL POSITION AND LIQUIDITY
Cash
At December 31, 2023, we had cash and cash equivalents of $112 million as compared to $69 million at the end of 2022.
Cash and cash equivalents held by our foreign subsidiaries amounted to approximately $87 million at December 31, 2023 and $65 million at December 31, 2022. Periodically, we repatriate cash from our foreign subsidiaries to the United States through intercompany dividends and loans. We do not anticipate significant tax consequences of future distributions of foreign earnings.
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
2.70% Senior Notes - On March 18, 2021, we issued $400 million aggregate principal amount of 2.70% senior notes due 2031 at an issue price of 98.763%. We used the net proceeds from the offering for the repayment or redemption of our 4.10% senior notes and for general corporate purposes. We incurred financing costs in 2021 of approximately $4 million related to the 2.70% senior notes, which are being amortized over the term of the notes. We were in compliance with all covenants under the indenture governing the 2.70% senior notes as of December 31, 2023 and December 31, 2022.
3.78% Senior Notes - On January 4, 2017, we issued $250 million in senior unsecured notes in a private placement with The Prudential Insurance Company of America and certain other purchasers. These notes bear interest at 3.78% and mature on January 4, 2029. Interest is payable semiannually. Principal payments of $50 million are payable annually beginning on January 4, 2025. We have the right to make optional prepayments on the notes at any time, subject to certain limitations. We were in compliance with all covenants under the 3.78% senior notes as of December 31, 2023 and December 31, 2022.
Revolving Credit Facility - On March 5, 2020, NewMarket and certain foreign subsidiary borrowers entered into a Credit Agreement (the Credit Agreement) with a term of five years. The Credit Agreement provided for a $900 million, multicurrency revolving credit facility with a $500 million sublimit for foreign currency borrowings, a $50 million sublimit for letters of credit, and a $20 million sublimit for swingline loans. The Credit Agreement included an expansion feature which allowed us, subject to certain conditions, to request an increase in the aggregate amount of the revolving credit facility or obtain incremental term loans in an amount up to $425 million. NewMarket's obligations under the Credit Agreement were unsecured and the obligations of foreign subsidiary borrowers were fully and unconditionally guaranteed by NewMarket. The revolving credit facility was scheduled to mature on March 5, 2025. Effective January 11, 2023, the revolving credit facility was amended to eliminate the use of LIBOR on borrowings, replacing it with SOFR.
There were no outstanding borrowings under the revolving credit facility at December 31, 2023, compared to $361 million outstanding borrowings at December 31, 2022. Outstanding letters of credit amounted to $2 million at both December 31, 2023 and December 31, 2022, resulting in the unused portion of the credit facility amounting to $898 million at December 31, 2023 and $537 million at December 31, 2022.
The average interest rate for borrowings under the credit facility was 6.2% during 2023 and 3.5% during 2022.
The Credit Agreement contained financial covenants that required NewMarket to maintain a consolidated Leverage Ratio (as defined in the Credit Agreement) of no more than 3.75 to 1.00 except during an Increased Leverage Period (as defined in the Credit Agreement). At December 31, 2023, the Leverage Ratio was 1.13. We were in compliance with all covenants under the revolving credit facility at December 31, 2023 and at December 31, 2022.

On January 22, 2024, we entered into a new five-year, $900 million revolving credit facility that replaced the facility discussed above and also entered into a two-year, $250 million unsecured term loan. This term loan gave us additional flexibility to repay borrowings under our revolving credit facility and support our business needs. See Note 23 for additional information.
Other Borrowings - Three of our subsidiaries, one each in the U.K., Singapore, and China, have access to separate short-term lines of credit of $10 million. There was no activity on these lines of credit in 2023 or 2022.
***
We had long-term debt of $644 million at December 31, 2023 and $1.0 billion at December 31, 2022. The decrease resulted from the net repayments of $361 million on the revolving credit facility during 2023.
As a percentage of total capitalization (total long-term debt and shareholders’ equity), our total long-term debt percentage decreased from 56.8% at the end of 2022 to 37.4% at the end of 2023. The change in the percentage was primarily the result of the decrease in outstanding revolving credit facility borrowings, along with an increase in shareholders' equity. The change in shareholders’ equity primarily reflects our earnings, an increase in the funded position of our defined benefit plans, and the impact of the foreign currency translation adjustment partially offset by stock repurchases and dividend payments. Normally, we repay any outstanding long-term debt with cash from operations or refinancing activities.
Working Capital
Including cash and cash equivalents and the impact of foreign currency on the balance sheet, at December 31, 2023, we had working capital of $675 million, resulting in a current ratio of 2.85 to 1. Our working capital at December 31, 2022 on the same basis was $768 million, resulting in a current ratio of 2.81 to 1.
The most significant change in working capital since December 31, 2022 included decreases in trade and other accounts receivable, inventories, accounts payable, and accrued expenses. In addition to these items, cash and cash equivalents increased as outlined in the cash flows discussion above.
The decrease in trade and other accounts receivable primarily represents lower sales levels along with the refund of value added taxes at some of our foreign subsidiaries. The decrease in inventories reflects our planned inventory rationalization in response to lower demand and inventory rationalization by our customers. The decrease in accounts payable is primarily the result of the same inventory rationalization and lower production levels. The change in accrued expenses reflects normal adjustments for rebate payments to customers.
Capital Expenditures
Capital expenditures were $48 million for 2023 and $56 million for 2022. We estimate capital expenditures in 2024 will be in the range of $50 million to $60 million as we anticipate spending on several improvements to our manufacturing and R&D infrastructure around the world. We expect to continue to finance capital spending through cash provided from operations, as well as with borrowing available under our revolving credit facility.
Environmental Expenses
We spent approximately $41 million in 2023 and $37 million in 2022 for ongoing environmental operating and clean-up costs, excluding depreciation of previously capitalized expenditures. These environmental operating and clean-up expenses are included in cost of goods sold. We expect to continue to fund these costs through cash provided by operations.
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

The debt-related contractual obligations include both principal payments on outstanding long-term debt and the related interest payments. The maturity dates and interest rates, as well as information on the repayment of the principal on our long-term debt is detailed above in the Debt section, as well as in Note 13. At December 31, 2023, all of our long-term debt was at fixed rates, except for the revolving credit facility which had no outstanding borrowings. Interest is paid semi-annually on our fixed rate long-term debt agreements. See Note 23 for additional information on our debt structure in 2024.
Note 16 provides information by year on our lease obligations which have commenced, as well as any lease commitments which have not yet commenced. Note 17 includes information on contributions to pension and postretirement benefit plans, as well as benefit payments to participants. Benefit payments under these plans are predominantly paid from assets held in trust. Further information on purchase commitments, including those for purchases of property, plant, and equipment, is in Note 20.
The annual operating expenses and capital expenditures associated with compliance with environmental, health, and safety regulations are included in Item 1, Governmental and Environmental Regulations. In addition to these costs, there are expected cash flows for dismantling and decontamination of environmental sites. At December 31, 2023, these costs were estimated at approximately $1 million in each of 2024 through 2028 and $9 million thereafter.
We expect that cash from operations, together with borrowing available under our credit facilities, will continue to be sufficient for our operating needs and planned capital expenditures for both a short-term and long-term horizon.
Pension and Postretirement Benefit Plans
Our U.S. and foreign benefit plans are discussed separately below. The information applies to all of our U.S. benefit plans. Our foreign plans are quite diverse, and the actuarial assumptions used by the various foreign plans are based upon the circumstances of each particular country and retirement plan. We use a December 31 measurement date to determine our net periodic benefit cost (income) for our pension and postretirement benefit plans and related financial disclosure information. Additional information on our pension and postretirement plans is in Note 17.
U.S. Pension and Postretirement Benefit Plans—The average remaining service period of active participants for our U.S. plans is 13.1 years, while the average remaining life expectancy of inactive participants is 22.6 years. We utilize the sex distinct Pri-2012 table with separate rates for annuitants, non-annuitants, and contingent annuitants, projected generationally using Scale MP-2021 in determining the impact of the U.S. benefit plans on our financial statements.
Investment Return Assumptions and Asset Allocation - We periodically review our assumptions for the long-term expected return on pension plan assets. As part of the review and to develop expected rates of return, we considered an analysis of expected returns based on the U.S. plans’ asset allocation as of both January 1, 2024 and January 1, 2023. This analysis reflects our expected long-term rates of return for each significant asset class or economic indicator. The range of returns developed relies both on forecasts and on broad-market historical benchmarks for expected return, correlation, and volatility for each asset class. The asset allocation for our U.S. pension plans is predominantly weighted toward equities. Through the ongoing monitoring of our investments and review of market data, we have determined that we should maintain the expected long-term rate of return for our U.S. pension plans at 8.0% at December 31, 2023.
An actuarial gain on the assets occurred during 2023 as the actual investment return for all of our U.S. qualified pension plans exceeded the expected return by approximately $47 million in 2023. An actuarial loss on the assets occurred during 2022 as the actual investment return for all of our U.S. qualified pension plans was less than the expected return by $149 million. Investment gains and losses are recognized in earnings on an amortized basis over a period of 5 years. The amortization of the actuarial net gain is expected to be approximately $2 million in 2024 resulting primarily from the actuarial gain related to the investment gains on plan assets, which was partially offset by actuarial losses associated with the decrease in the discount rate. We expect that there will be continued volatility in net periodic benefit cost (income) for our pension plans as actual investment returns vary from the expected return, but we continue to believe the potential long-term benefits justify the risk premium for equity investments.
At December 31, 2023, our expected long-term rate of return on our postretirement plans was 4.0%. This rate varies from the pension rate of 8.0% primarily because of the difference in investment of plan assets. The assets of the postretirement plan are held in an insurance contract, which results in a lower assumed rate of investment return.

We expect to have net periodic benefit income for our pension and postretirement plans during 2024, as the expected return on assets and amortization is higher than the offsetting pension costs. Net periodic benefit cost (income) for the pension and the life insurance portion of postretirement plans are sensitive to changes in the expected return on assets. For example, decreasing the expected rate of return by 100 basis points to 7.0% for pension assets and 3.0% for postretirement benefit assets (while holding other assumptions constant) would reduce the forecasted 2024 income for our U.S. pension and postretirement plans by approximately $7 million. Similarly, a 100 basis point increase in the expected rate of return to 9.0% for pension assets and 5.0% for postretirement benefit assets (while holding other assumptions constant) would increase forecasted 2024 pension and postretirement income by $7 million.
Discount Rate Assumption - We develop the discount rate assumption by determining the single effective discount rate for a unique hypothetical portfolio constructed from investment-grade bonds that, in the aggregate, match the projected cash flows of each of our retirement plans. The discount rate is developed based on the hypothetical portfolio on the last day of December. The discount rate at December 31, 2023 was 5.375% for all plans.
Net periodic benefit cost (income) for pension and postretirement benefit plans is also sensitive to changes in the discount rate. For example, decreasing the discount rate by 100 basis points to 4.375% (while holding other assumptions constant) would reduce the forecasted 2024 income for our U.S. pension and postretirement benefit plans by approximately $4 million. A 100 basis point increase in the discount rate to 6.375% (while holding other assumptions constant) would increase forecasted 2024 pension and postretirement benefit income by approximately $4 million.
Rate of Projected Compensation Increase - We have maintained our rate of projected compensation increase at December 31, 2023 at 3.5%. The rate assumption was based on an analysis of our projected compensation increases for the foreseeable future.
Liquidity - Cash contribution requirements to the pension plan are sensitive to changes in assumed interest rates and investment gains or losses in the same manner as pension expense. While we do not expect to make a cash contribution to our U.S. qualified pension plans, we expect our aggregate cash contributions to the U.S. pension plans will be approximately $3 million in 2024. We expect our contributions to the postretirement benefit plans will be approximately $1 million in 2024.
Foreign Pension Benefit Plans - Our foreign pension plans are quite diverse. The following information applies only to our U.K. pension plan, which represents the majority of the amounts recorded in our financial statements for our foreign pension plans. The average remaining service period of active participants for our U.K. plan is 15 years, while the average remaining life expectancy of inactive participants is 23 years. In determining the impact of the U.K. pension plans on our financial statements, we utilize the S3PxA (Light) mortality tables weighted by 103% for males and 106% for females and allow for future projected improvements in life expectancy in line with the CMI 2022 model with the core smoothing parameter, an initial addition to mortality improvements of 0.3% per year, and an experience weighting of 0% on 2020 and 2021 data and 20% on 2022 data, with a long-term rate of improvement of 1.25% per year for males and 1.00% per year for females based on the membership of the plan.
Investment Return Assumptions and Asset Allocation - We periodically review our assumptions for the long-term expected return on the U.K. pension plan assets. The expected long-term rate of return is based on both the asset allocation and yields available in the U.K. markets.
The target asset allocation in the U.K. is 40% in pooled equities funds, 40% in pooled government bonds, and 20% in pooled diversified growth funds. The actual allocation at the end of 2023 was 49% in pooled equities funds, 29% in pooled government bonds, 21% in pooled diversified growth funds, and 1% in cash. Based on the actual asset allocation and the expected yields available in the U.K. markets, the expected long-term rate of return for the U.K. pension plan was 6.9% at December 31, 2023.
An actuarial gain on the assets occurred during 2023 as the actual investment return exceeded the expected investment return by approximately $4 million. An actuarial loss on the assets occurred during 2022 as the actual investment return was less than the expected investment return by approximately $44 million. An actuarial loss of $3 million occurred during 2023 and an actuarial gain of $81 million occurred during 2022 on plan liabilities primarily due to changes in the assumptions. Investment and liability gains and losses are recognized in earnings on an amortized basis over a period of years. The combined investment gain and actuarial loss on plan liabilities results in no expected amortization in 2024 We expect that there will be continued volatility in the net periodic benefit cost (income) for our U.K. pension plan as actual investment returns vary from the expected return, but we continue to believe the potential benefits justify the risk premium for the target asset allocation.
We expect to have pension income during 2024 related to our U.K. plan, as the expected return on assets is higher than the offsetting pension costs. Net periodic benefit cost (income) for the U.K. pension plan is sensitive to changes in the expected return on assets. For example, decreasing the expected rate of return by 100 basis points to 5.9% (while holding other assumptions constant) would decrease the forecasted 2024 income for our U.K. pension plan by approximately $2 million. Similarly, a 100 basis point increase in the expected rate of return to 7.9% (while holding other assumptions constant) would increase forecasted 2024 pension income by approximately $2 million.
Discount Rate Assumption - We utilize a yield curve based on AA-rated corporate bond yields in developing a discount rate assumption. The yield appropriate to the duration of the U.K. plan liabilities is then used. The discount rate at December 31, 2023 was 4.55%.
Net periodic benefit cost (income) for the U.K. pension plan is also sensitive to changes in the discount rate. For example, decreasing the discount rate by 100 basis points to 3.55% (while holding other assumptions constant) would decrease the forecasted 2024 income for our U.K. pension plans by approximately $500 thousand. A 100 basis point increase in the discount rate to 5.55% (while holding other assumptions constant) would increase forecasted 2024 pension income by approximately $400 thousand.
Rate of Projected Compensation Increase - Our rate of projected compensation increase at December 31, 2023 is 3.5%. The rate assumption was based on an analysis of our projected compensation increases for the foreseeable future.
Liquidity - Cash contribution requirements to the U.K. pension plan are sensitive to changes in assumed interest rates and investment gains or losses. We expect our aggregate U.K. cash contributions will be approximately $4 million in 2024.
OTHER MATTERS
On January 16, 2024, we completed the acquisition of AMPAC Intermediate Holdings, LLC, the ultimate parent company of American Pacific Corporation (AMPAC), for approximately $700 million. AMPAC manufactures and sells critical performance additives used in solid rocket motors for space launch and military defense applications. The acquisition was funded by cash on hand and borrowings under our 2020 revolving credit facility. The additional borrowing associated with the AMPAC acquisition increased our leverage, but we anticipate that will be reduced by the end of 2024. See Note 23 for additional information.
OUTLOOK
Our goal is to provide a 10% compounded return per year for our shareholders over any ten-year period (defined by earnings per share growth plus dividend yield), although we may not necessarily achieve a 10% return each year. We continue to have confidence in our customer-focused strategy and approach to the market. We believe the fundamentals of how we run our business - a long-term view, safety-first culture, customer-focused solutions, technology-driven product offerings, and world-class supply chain capability - will continue to be beneficial for all of our stakeholders over the long term.
We expect our petroleum additives segment to experience impacts to its operating performance during 2024 due to the uncertain economic environment in which we operate, as we continue to see challenges with inflationary trends impacting our operating costs and raw material prices. As a result, we will continue to focus on cost control and operating profit margin recovery throughout the year. We expect over the long-term that the petroleum additives market will grow annually up to 2%. We plan to exceed that growth rate.
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

We anticipate continued strength in our petroleum additives segment in 2024 and also look forward to the integration of AMPAC into our business in the coming year. We expect AMPAC will be accretive to our net income in 2024.
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
While our recent AMPAC acquisition is outside of our core petroleum additives business, we believe it is an excellent opportunity to provide long-term value for our shareholders. Nonetheless, our primary focus in the acquisition area remains on the petroleum additives industry. It is our view that the petroleum additives industry will provide the greatest opportunity for solid returns on our investments while minimizing risk. We remain focused on this strategy and will evaluate any future opportunities. We will continue to evaluate all alternative uses of cash to enhance shareholder value, including stock repurchases and dividends.

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

Intangibles (net of amortization) and Goodwill
We have certain identifiable intangibles amounting to $1 million and goodwill amounting to $124 million at December 31, 2023 that are discussed in Note 10. These intangibles and goodwill relate to our petroleum additives business. The intangibles are being amortized over periods with up to approximately 5 years of remaining life. We continue to assess the market related to the intangibles and goodwill, as well as their specific values and evaluate the intangibles and goodwill for any potential impairment when significant events or circumstances occur that might impair the value of these assets. We have concluded the values are appropriate, as are the amortization periods for the intangibles. However, if conditions were to substantially deteriorate in the petroleum additives market, it could possibly cause a decrease in the estimated useful lives of the intangible assets or result in a noncash write-off of all or a portion of the intangibles and goodwill carrying amounts. A reduction in the amortization period of the intangibles would have no effect on cash flows. We do not anticipate such a change in the market conditions in the near term.
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
RECENTLY ISSUED ACCOUNTING STANDARDS
For a full discussion of the more significant recently issued accounting standards, see Note 22.

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
The following analysis presents the effect on our results of operations, cash flows, and financial position as if the hypothetical changes in market risk factors occurred at December 31, 2023. We analyzed only the potential impacts of our hypothetical assumptions. This analysis does not consider other possible effects that could impact our business.

Interest Rate Risk
At December 31, 2023, we had total long-term debt of $644 million. All of our long-term debt is at fixed rates except for debt outstanding under the revolving credit facility. There was no interest rate risk at the end of the year associated with the fixed rate debt.
At December 31, 2023, we had no outstanding variable rate debt under our revolving credit facility. As such, we had no interest rate risk on variable rate debt at December 31, 2023.
A hypothetical 100 basis point decrease in interest rates, holding all other variables constant, would have resulted in a change of $35 million in fair value of our debt at December 31, 2023.
Foreign Currency Risk
We sell to customers in foreign markets through our foreign subsidiaries, as well as through export sales from the United States. These transactions are often denominated in currencies other than the U.S. Dollar. Our primary currency exposures are the European Union Euro, British Pound Sterling, Japanese Yen, Chinese Renminbi, Indian Rupee, Singapore Dollar, Mexican Peso, Australian Dollar, and Canadian Dollar. We may enter into forward contracts as hedges to minimize the fluctuation of intercompany accounts receivable denominated in foreign currencies. At December 31, 2023, we had no outstanding forward contracts.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of NewMarket Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of NewMarket Corporation and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Valuation of Pension Benefit Obligation
As described in Note 17 to the consolidated financial statements, the Company’s consolidated pension benefit obligation, excluding other postretirement benefits, was $502 million as of December 31, 2023. Management develops the actuarial assumptions used by the various US and foreign plans based upon the circumstances of each particular country and pension plan. As disclosed by management, the determination of the pension benefit obligation requires the use of estimates and assumptions. One of management’s assumptions in the determination of the pension benefit obligation is the discount rate.
The principal considerations for our determination that performing procedures relating to the valuation of the pension benefit obligation is a critical audit matter are (i) the significant judgment by management to determine the pension benefit obligation; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate management’s significant assumption used in the valuation of the pension benefit obligation, specifically the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
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
February 15, 2024
We have served as the Company’s or its predecessor's auditor since 1947.

NewMarket Corporation and Subsidiaries
Consolidated Statements of Income

	Years Ended December 31,
(in thousands, except per-share amounts)	2023	2022	2021
Net sales	$2,698,419	$2,764,799	$2,356,110
Cost of goods sold	1,925,906	2,124,302	1,808,403
Gross profit	772,513	640,497	547,707
Selling, general, and administrative expenses	151,470	145,106	145,973
Research, development, and testing expenses	137,998	140,252	143,952
Operating profit	483,045	355,139	257,782
Interest and financing expenses, net	37,359	35,202	34,218
Loss on early extinguishment of debt	0	7,545	0
Other income (expense), net	43,276	35,342	23,987
Income before income tax expense	488,962	347,734	247,551
Income tax expense	100,098	68,196	56,643
Net income	$388,864	$279,538	$190,908
Earnings per share - basic and diluted	$40.44	$27.77	$17.71
See accompanying Notes to Consolidated Financial Statements

NewMarket Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
(in thousands)	2023	2022	2021
Net income	$388,864	$279,538	$190,908
Other comprehensive income (loss):
Pension plans and other postretirement benefits:
Prior service credit (cost) arising during the period, net of income tax expense (benefit) of $(212) in 2023, $(21) in 2022 and $8 in 2021	(436)	(65)	27
Amortization of prior service cost (credit) included in net periodic benefit cost (income), net of income tax expense (benefit) of $(642) in 2023, $(627) in 2022 and $(628) in 2021	(2,062)	(1,993)	(1,977)
Actuarial net gain (loss) arising during the period, net of income tax expense (benefit) of $9,879 in 2023, $17,552 in 2022 and $29,035 in 2021	29,343	53,084	89,167
Amortization of actuarial net (gain) loss included in net periodic benefit cost (income), net of income tax expense (benefit) of $(456) in 2023, $655 in 2022 and $2,263 in 2021	(1,441)	2,014	7,076
Total pension plans and other postretirement benefits	25,404	53,040	94,293
Foreign currency translation adjustments, net of income tax expense (benefit) of $703 in 2023, $468 in 2022 and $(380) in 2021	25,520	(42,808)	(3,356)
Other comprehensive income (loss)	50,924	10,232	90,937
Comprehensive income	$439,788	$289,770	$281,845
See accompanying Notes to Consolidated Financial Statements

NewMarket Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31,
(in thousands, except share amounts)	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$111,936	$68,712
Trade and other accounts receivable, net	432,349	453,692
Inventories	456,234	631,383
Prepaid expenses and other current assets	39,051	38,338
Total current assets	1,039,570	1,192,125
Property, plant, and equipment, net	654,747	659,998
Intangibles (net of amortization) and goodwill	124,642	126,069
Prepaid pension cost	370,882	302,584
Operating lease right-of-use assets	70,823	62,417
Deferred charges and other assets	48,207	63,625
Total assets	$2,308,871	$2,406,818
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$231,137	$273,289
Accrued expenses	76,546	89,508
Dividends payable	19,212	17,850
Income taxes payable	6,131	16,109
Operating lease liabilities	15,074	15,569
Other current liabilities	16,064	11,562
Total current liabilities	364,164	423,887
Long-term debt	643,622	1,003,737
Operating lease liabilities - noncurrent	55,058	46,968
Other noncurrent liabilities	168,966	169,819
Total liabilities	1,231,810	1,644,411
Commitments and contingencies (Note 20)
Shareholders’ equity:
Common stock and paid-in capital (with no par value; authorized shares - 80,000,000; issued and outstanding - 9,590,086 at December 31, 2023 and 9,702,147 at December 31, 2022)	2,130	0
Accumulated other comprehensive loss	(21,071)	(71,995)
Retained earnings	1,096,002	834,402
Total shareholders' equity	1,077,061	762,407
Total liabilities and shareholders' equity	$2,308,871	$2,406,818
See accompanying Notes to Consolidated Financial Statements

NewMarket Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity

	Common Stock and Paid-in Capital		Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
(in thousands, except share and per-share amounts)	Shares	Amount
Balance at December 31, 2020	10,921,377	$717	$(173,164)	$932,271	$759,824
Net income				190,908	190,908
Other comprehensive income (loss)			90,937		90,937
Cash dividends ($8.00 per share)				(85,910)	(85,910)
Repurchases of common stock	(566,671)	(3,305)		(192,915)	(196,220)
Stock-based compensation	8,016	2,588		2	2,590
Balance at December 31, 2021	10,362,722	0	(82,227)	844,356	762,129
Net income				279,538	279,538
Other comprehensive income (loss)			10,232		10,232
Cash dividends ($8.40 per share)				(84,263)	(84,263)
Repurchases of common stock	(668,553)	(2,205)		(205,265)	(207,470)
Stock-based compensation	7,978	2,205		36	2,241
Balance at December 31, 2022	9,702,147	0	(71,995)	834,402	762,407
Net income				388,864	388,864
Other comprehensive income (loss)			50,924		50,924
Cash dividends ($8.85 per share)				(85,034)	(85,034)
Repurchases of common stock	(119,075)	(1,857)		(41,419)	(43,276)
Tax withholdings related to stock-based compensation	(2,493)	(33)		(803)	(836)
Stock-based compensation	9,507	4,020		(8)	4,012
Balance at December 31, 2023	9,590,086	$2,130	$(21,071)	$1,096,002	$1,077,061
See accompanying Notes to Consolidated Financial Statements

NewMarket Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2023	2022	2021
Cash and cash equivalents at beginning of year	$68,712	$83,304	$125,172
Cash flows from operating activities:
Net income	388,864	279,538	190,908
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	78,010	82,285	84,320
Deferred income tax (benefit) expense	(14,750)	(42,645)	1,978
Loss on early extinguishment of debt	0	7,545	0
Change in assets and liabilities:
Trade and other accounts receivable, net	31,594	(73,089)	(53,990)
Inventories	192,470	(166,558)	(96,199)
Prepaid expenses and other current assets	744	2,159	(2,691)
Accounts payable and accrued expenses	(59,176)	35,532	60,407
Operating lease liabilities	(20,005)	(18,275)	(18,204)
Other current liabilities	(1,855)	4,009	(6,240)
Income taxes payable	(9,492)	11,586	562
Loss on marketable securities	0	2,977	7,440
Cash pension and postretirement contributions	(10,219)	(9,748)	(10,342)
Other, net	638	(6,696)	7,387
Cash provided from (used in) operating activities	576,823	108,620	165,336
Cash flows from investing activities:
Capital expenditures	(48,293)	(56,169)	(78,934)
Purchases of marketable securities	0	(787)	(393,434)
Proceeds from sales and maturities of marketable securities	0	372,846	10,957
Cash provided from (used in) investing activities	(48,293)	315,890	(461,411)
Cash flows from financing activities:
Net (repayments) borrowings under revolving credit facility	(361,000)	213,000	148,000
Dividends paid	(85,034)	(84,263)	(85,910)
Repurchases of common stock	(42,864)	(207,470)	(196,220)
Redemption of 4.10% senior notes	0	(350,000)	0
Cash costs of 4.10% senior notes redemption	0	(7,099)	0
Issuance of 2.70% senior notes	0	0	395,052
Debt issuance costs	0	0	(3,897)
Other, net	1,304	(3,525)	(1,892)
Cash provided from (used in) financing activities	(487,594)	(439,357)	255,133
Effect of foreign exchange on cash and cash equivalents	2,288	255	(926)
Increase (decrease) in cash and cash equivalents	43,224	(14,592)	(41,868)
Cash and cash equivalents at end of year	$111,936	$68,712	$83,304
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
Foreign Currency Translation - We translate the balance sheets of our foreign subsidiaries into U.S. Dollars based on the current exchange rate at the end of each period. We translate the statements of income using the weighted-average exchange rates for the period. NewMarket includes translation adjustments in the Consolidated Balance Sheets as part of accumulated other comprehensive loss and transaction adjustments in the Consolidated Statements of Income as part of cost of goods sold. Foreign currency transaction adjustments resulted in a net loss of $4 million in both 2023 and 2022 and $6 million in 2021.
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
Cash and Cash Equivalents - Our cash equivalents consist of government obligations and commercial paper with original maturities of less than 90 days. Throughout the year, we have cash balances in excess of federally insured amounts on deposit with various financial institutions. We state cash and cash equivalents at cost, which approximates fair value.
Marketable Securities - Our trading and equity securities are recorded at estimated fair value. Unrealized gains and losses on trading and equity securities are included in net income.
Accounts Receivable - We record our accounts receivable at invoiced amounts adjusted for allowances for credit losses. The allowance for credit losses represents probable losses to be incurred if our customers do not make required payments. We determine the adequacy of the allowance by periodically evaluating each customer’s receivable balance, considering their financial condition and credit history, and considering current economic conditions. The allowance for credit losses was not material at December 31, 2023 or December 31, 2022.
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

Notes to Consolidated Financial Statements

Intangibles (Net of Amortization) and Goodwill - Identifiable intangibles include acquired contracts, formulas and technology, trademarks and trade names, and customer bases. We assign a value to acquired identifiable intangibles based on independent third-party appraisals and management's assessment at the time of acquisition. NewMarket amortizes the cost of the customer bases by an accelerated method and the cost of the remaining identifiable intangibles by the straight-line method over the estimated economic life of the intangible.
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
Impairment of Long-Lived Assets - When significant events or circumstances occur that might impair the value of long-lived assets, we evaluate recoverability of the recorded cost of these assets. Assets are considered to be impaired if their carrying amount is not recoverable from the estimated undiscounted future cash flows associated with the assets. If we determine an asset is impaired and its recorded cost is higher than estimated fair value based on the estimated present value of future cash flows, we adjust the asset to the estimated fair value.
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
Employee Savings Plan - Most of our full-time salaried and hourly employees may participate in defined contribution savings plans. Employees who are covered by collective bargaining agreements may also participate in a savings plan according to the terms of their bargaining agreements. Employees, as well as NewMarket, contribute to the plans. We made contributions of $7 million in each of 2023, 2022, and 2021 related to these plans.
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
The calculation of income tax liabilities involves uncertainties in the application of complex tax laws and regulations, which are subject to legal interpretation and management judgment. Our income tax returns are regularly examined by federal, state and foreign tax authorities, and those audits may result in proposed adjustments. We have evaluated our tax positions under the more likely than not standard of the accounting literature, and a tax position is recognized if it meets this standard. Such judgments and estimates may change based on audit settlements, court cases, and interpretation of tax laws and regulations. We recognize accrued interest and penalties associated with uncertain tax positions as part of income tax expense on our Consolidated Statements of Income.
Leases - We determine if an arrangement includes a lease at the inception of the agreement. The right-of-use asset and lease liability are determined at the lease commencement date and are based on the present value of estimated lease payments.

Notes to Consolidated Financial Statements

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
We record all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. We may enter into derivative contracts that are intended to economically hedge certain of our risks, even though hedge accounting does not apply, or we elect not to apply hedge accounting. We do not enter into derivative instruments for speculative purposes. We had no derivative financial instruments outstanding at December 31, 2023 or December 31, 2022.
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
Supplier Finance Programs - We offer our vendors a supplier finance program, which allows our vendors to receive payment from a third-party finance provider earlier than our normal payment terms would provide. NewMarket and its subsidiaries are not a party to the arrangement between our vendor and the finance provider, and there are no assets pledged as security or other forms of guarantees provided by NewMarket to the finance provider. For those vendors who opt to participate in the program, we pay the finance provider the full amount of the invoices on the normal due date. At December 31, 2023, the amount of confirmed invoices under the supplier finance program was not material.
Estimates and Risks Due to Concentration of Business - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and

Notes to Consolidated Financial Statements

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

2.    Net Sales
Our revenues are primarily derived from the manufacture and sale of petroleum additives products. We sell petroleum additives products across the world including to customers located in our North America, Latin America, Asia Pacific, and EMEAI regions. Our customers primarily consist of global, national, and independent oil companies. While some of our customers have payment terms beyond 30 days, we do not provide extended payment terms of a year or more, nor do our contracts include a financing component. Our allowance for credit losses is immaterial, as are any bad debts we have incurred. In limited cases, we collect funds in advance of shipping product to our customers and recognizing the related revenue. These prepayments from customers are recorded as a contract liability until we recognize the revenue. Prepayments from our customers totaled $0.3 million at December 31, 2023 and $1 million at December 31, 2022. Revenue recognized from funds collected in advance from customers in an earlier period was $1 million in both 2023 and 2022, and $2 million in 2021.
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
Some of our contracts include variable consideration in the form of rebates or business development funds. We record rebates at the point of sale as contra-revenue when we can reasonably estimate the amount of the rebate. The estimates are based on our best judgment at the time of sale, which includes anticipated as well as historical performance. Depending upon the specific terms of a business development fund, amounts are accrued as contra-revenue at the point of sale or are expensed when costs are incurred by us. We regularly review both rebates and business development funds and make adjustments when necessary, recognizing the full amount of any adjustment in the period identified. We recognized an increase to net sales of $5 million in 2023, $2 million in 2022, and $4 million in 2021 related to adjustments to rebates or business development funds which were recognized in revenue in a prior period. At December 31, 2023, accrued rebates were $18 million and accrued business development funds were $0.3 million. At December 31, 2022, accrued rebates were $28 million and accrued business development funds were $0.4 million.

Notes to Consolidated Financial Statements

The following table provides information on our net sales by geographic area. Information on net sales by segment is in Note 4.

	Years Ended December 31,
(in thousands)	2023	2022	2021
Net sales
United States	$972,954	$974,963	$780,278
China	186,181	181,283	255,219
Europe, Middle East, Africa, India	791,744	807,782	708,675
Asia Pacific, except China	396,790	435,684	325,621
Other foreign	350,750	365,087	286,317
Net sales	$2,698,419	$2,764,799	$2,356,110

3.    Earnings Per Share
We had 34,006 shares in 2023, 33,055 shares in 2022, and 26,572 shares in 2021 of nonvested restricted stock that were excluded from the calculation of diluted earnings per share, as their effect on earnings per share would be anti-dilutive.
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

	Years Ended December 31,
(in thousands, except per-share amounts)	2023	2022	2021
Earnings per share numerator:
Net income attributable to common shareholders before allocation of earnings to participating securities	$388,864	$279,538	$190,908
Earnings allocated to participating securities	(1,339)	(876)	(462)
Net income attributable to common shareholders after allocation of earnings to participating securities	$387,525	$278,662	$190,446
Earnings per share denominator:
Weighted-average number of shares of common stock outstanding - basic and diluted	9,583	10,035	10,756
Earnings per share - basic and diluted	$40.44	$27.77	$17.71

4.    Segment and Geographic Area Information
Segment Information - The tables below show our consolidated segment results. The “All other” category includes the operations of the antiknock compounds business, as well as certain contracted manufacturing and related services associated with Ethyl.
The segment accounting policies are the same as those described in Note 1. We evaluate the performance of the petroleum additives business based on segment operating profit. NewMarket Services expenses are billed to Afton and Ethyl based on the services provided under the holding company structure. Depreciation on segment property, plant, and equipment, as well as amortization of segment intangible assets and lease right-of-use assets are included in segment operating profit. No transfers occurred between the petroleum additives segment and the “All other” category during the periods presented. The table below reports net sales and operating profit by segment, as well as a reconciliation to income before income tax expense, for the last three years.

Notes to Consolidated Financial Statements

	Years Ended December 31,
(in thousands)	2023	2022	2021
Net sales
Petroleum additives
Lubricant additives	$2,295,440	$2,342,622	$1,998,772
Fuel additives	394,269	411,688	345,170
Total	2,689,709	2,754,310	2,343,942
All other	8,710	10,489	12,168
Net sales (a)	$2,698,419	$2,764,799	$2,356,110
Segment operating profit
Petroleum additives	$514,428	$378,244	$281,055
All other	(4,986)	(1,782)	(1,525)
Segment operating profit	509,442	376,462	279,530
Corporate, general, and administrative expenses	(26,147)	(21,579)	(21,214)
Interest and financing expenses, net	(37,359)	(35,202)	(34,218)
Loss on early extinguishment of debt	0	(7,545)	0
Other income (expense), net	43,026	35,598	23,453
Income before income tax expense	$488,962	$347,734	$247,551
(a)No single customer accounted for 10% or more of our total net sales in 2023, 2022, or 2021.
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

	December 31,
(in thousands)	2023	2022
Segment assets
Petroleum additives	$1,728,397	$1,929,340
All other	10,098	18,738
	1,738,495	1,948,078
Cash and cash equivalents	111,936	68,712
Non-segment other accounts receivable	3,083	2,220
Prepaid expenses and other current assets	39,051	38,338
Non-segment property, plant, and equipment, net	31,983	32,191
Prepaid pension cost	370,882	302,584
Non-segment lease right-of-use assets	5	26
Non-segment deferred charges and other assets	13,436	14,669
Total assets	$2,308,871	$2,406,818

Notes to Consolidated Financial Statements

	Years Ended December 31,
(in thousands)	2023	2022	2021
Additions to long-lived assets
Petroleum additives	$72,038	$64,456	$134,873
All other	1	147	22
Corporate	2,018	3,983	686
Total additions to long-lived assets	$74,057	$68,586	$135,581
Depreciation and amortization
Petroleum additives	$74,471	$78,744	$80,495
All other	45	51	51
Corporate	3,494	3,490	3,774
Total depreciation and amortization	$78,010	$82,285	$84,320
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

	Years Ended December 31,
(in thousands)	2023	2022	2021
Net sales
United States	$972,954	$974,963	$780,278
China	186,181	181,283	255,219
Europe, Middle East, Africa, India	791,744	807,782	708,675
Asia Pacific, except China	396,790	435,684	325,621
Other foreign	350,750	365,087	286,317
Net sales	$2,698,419	$2,764,799	$2,356,110

	December 31,
(in thousands)	2023	2022
Total assets
United States	$1,016,449	$990,037
Foreign	1,292,422	1,416,781
Total assets	$2,308,871	$2,406,818
Long-lived assets
United States	$376,421	$363,211
Singapore	234,484	247,218
Other foreign	149,436	148,879
Total long-lived assets	$760,341	$759,308

Notes to Consolidated Financial Statements

5.    Supplemental Cash Flow Information

	Years Ended December 31,
(in thousands)	2023	2022	2021
Cash paid during the year for
Interest and financing expenses (net of capitalization)	$36,644	$40,531	$30,465
Income taxes	132,928	88,866	67,917

Supplemental disclosure of non-cash transactions
Non-cash additions to property, plant, and equipment	$1,788	$4,087	$4,872

6.    Trade and Other Accounts Receivable, Net

	December 31,
(in thousands)	2023	2022
Trade receivables	$368,240	$384,636
Income and other tax receivables	59,190	60,745
Other	4,919	8,311
	$432,349	$453,692
7.    Inventories

	December 31,
(in thousands)	2023	2022
Finished goods and work-in-process	$351,746	$497,652
Raw materials	82,441	113,484
Stores, supplies, and other	22,047	20,247
	$456,234	$631,383
Our U.S. petroleum additives finished goods, work-in-process, and raw materials inventories, which are stated on the LIFO basis, amounted to $123 million at December 31, 2023 and were below replacement cost by approximately $94 million. At December 31, 2022, LIFO basis inventories were $165 million, which was approximately $114 million below replacement cost.
Our foreign inventories amounted to $313 million at December 31, 2023 and $451 million at December 31, 2022.
Reserves for obsolete and slow-moving inventory included in the table above were not material at December 31, 2023 or December 31, 2022.
8.    Prepaid Expenses and Other Current Assets

	December 31,
(in thousands)	2023	2022
Dividend funding	$19,212	$17,850
Income taxes on intercompany profit	7,054	6,925
Other	12,785	13,563
	$39,051	$38,338

Notes to Consolidated Financial Statements

9.    Property, Plant, and Equipment, at Cost

	December 31,
(in thousands)	2023	2022
Land	$37,225	$37,088
Land improvements	65,064	64,061
Leasehold improvements	1,842	1,832
Buildings	185,537	183,030
Machinery and equipment	1,328,808	1,279,425
Construction in progress	27,563	30,916
	1,646,039	1,596,352
Less: accumulated depreciation and amortization	991,292	936,354
Net property, plant, and equipment	$654,747	$659,998
We depreciate the cost of property, plant, and equipment by the straight-line method over the following estimated useful lives:

Land improvements	3 - 40 years
Buildings	5 - 46 years
Machinery and equipment	1 - 30 years
Depreciation expense was $56 million in 2023, $60 million in 2022, and $61 million in 2021.
10.    Intangibles (Net of Amortization) and Goodwill
The net carrying amount of intangibles and goodwill was $125 million at December 31, 2023 and $126 million at December 31, 2022. The gross carrying amount and accumulated amortization of each type of intangible asset and goodwill are presented in the table below.

	December 31,
	2023		2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Formulas and technology	$6,200	$6,200	$6,200	$5,683
Contract	2,000	2,000	2,000	1,200
Customer base	5,440	4,539	5,440	4,350
Goodwill	123,741		123,662
	$137,381	$12,739	$137,302	$11,233
Aggregate amortization expense		$1,506		$1,423
Aggregate amortization expense was $2 million in 2021. All of the intangibles and goodwill relate to the petroleum additives segment. The change in the gross carrying amount between 2022 and 2023 was due to foreign currency fluctuations. There is no accumulated goodwill impairment.

Notes to Consolidated Financial Statements

Estimated annual amortization expense related to our intangible assets for the next five years is expected to be (in thousands):

2024	$190
2025	190
2026	190
2027	190
2028	141
We amortize the customer base over 20 years.
11.    Deferred Charges and Other Assets

	December 31,
(in thousands)	2023	2022
Finance lease right-of-use assets	$34,771	$36,893
Deferred income tax assets	2,726	3,575
Asbestos insurance receivables	2,883	2,994
Deferred financing costs, net of amortization	611	1,095
Deposit on future leased plant and equipment	0	12,063
Other	7,216	7,005
	$48,207	$63,625
Deferred financing costs, net of amortization, in the table above include only those costs associated with the revolving credit facility. The amount of deferred financing costs, net of amortization, related to the 2.70% senior notes is reported as a component of long-term debt. See Note 13 for further information on our long-term debt.
12. Accrued Expenses

	December 31,
(in thousands)	2023	2022
Employee benefits, payroll, and related taxes	$35,800	$36,878
Customer rebates	18,132	27,752
Interest on long-term debt	8,026	8,710
Taxes other than income and payroll	4,907	3,715
Other	9,681	12,453
	$76,546	$89,508

Notes to Consolidated Financial Statements

13.    Long-term Debt

	December 31,
(in thousands)	2023	2022
Senior notes - 2.70% due 2031 (net of related deferred financing costs)	$393,622	$392,737
Senior notes - 3.78% due 2029	250,000	250,000
Revolving credit facility	0	361,000
	643,622	1,003,737
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
We were in compliance with all covenants under the indenture governing the 2.70% senior notes as of December 31, 2023 and December 31, 2022.
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
We were in compliance with all covenants under the 3.78% senior notes as of December 31, 2023 and December 31, 2022.
Revolving Credit Facility - On March 5, 2020, NewMarket and certain foreign subsidiary borrowers entered into a Credit Agreement (the Credit Agreement) with a term of five years. The Credit Agreement provided for a $900 million, multicurrency revolving credit facility with a $500 million sublimit for foreign currency borrowings, a $50 million sublimit for letters of credit, and a $20 million sublimit for swingline loans. The Credit Agreement included an expansion feature which allowed us, subject to certain conditions, to request an increase in the aggregate amount of the revolving credit facility or obtain incremental term loans in an amount up to $425 million. NewMarket's obligations under the Credit Agreement were unsecured and the obligations of foreign subsidiary borrowers were fully and unconditionally guaranteed by NewMarket. The revolving credit facility was scheduled to mature on March 5, 2025.
Borrowings made under the revolving credit facility bore interest at a variable rate determined, at our option, at an annual rate equal to (i) the Alternate Base Rate (ABR), (ii) the Adjusted Term SOFR Rate (SOFR), or (iii) the Adjusted EURIBO Rate (EURIBO), each plus the Applicable Rate and all as defined in the Credit Agreement. The Applicable Rate was based, at our option, on our Leverage Ratio (as defined in the Credit Agreement) or credit rating. Prior to January 11, 2023, when we amended our revolving credit facility, LIBOR was utilized instead of SOFR as an option to establish interest rates on the revolving credit facility.
We paid financing costs in 2020 of approximately $1.3 million related to this revolving credit facility and carried over deferred financing costs from our previous revolving credit facility of approximately $1.2 million, resulting in total deferred financing costs of $2.5 million, which we were amortizing over the term of the Credit Agreement.

Notes to Consolidated Financial Statements

There were no outstanding borrowings under the revolving credit facility at December 31, 2023 compared to $361 million outstanding borrowings at December 31, 2022. Outstanding letters of credit amounted to $2 million at both December 31, 2023 and December 31, 2022, resulting in the unused portion of the credit facility amounting to $898 million at December 31, 2023 and $537 million at December 31, 2022.
The average interest rate for borrowings under the credit facility was 6.2% during 2023 and 3.5% during 2022.
The Credit Agreement contained certain customary covenants, including financial covenants that required NewMarket to maintain a consolidated Leverage Ratio (as defined in the Credit Agreement) of no more than 3.75 to 1.00 except during an Increased Leverage Period (as defined in the Credit Agreement). We were in compliance with all covenants under the revolving credit facility in effect at December 31, 2023 and at December 31, 2022.
Credit Agreements Entered into in 2024 - On January 22, 2024, we entered into a new five-year, $900 million revolving credit facility that replaced the facility discussed above and also entered into a new two-year, $250 million unsecured term loan. This term loan gave us additional flexibility to repay borrowings under our revolving credit facility and support our business needs. See Note 23 for additional information.
14.    Other Noncurrent Liabilities

	December 31,
(in thousands)	2023	2022
Deferred income tax liabilities	$58,657	$61,993
Employee benefits	61,656	58,974
Finance lease liabilities	19,844	22,433
Environmental remediation	9,601	9,454
Asbestos litigation reserve	5,193	5,354
Deemed repatriation of earnings	2,956	2,956
Other	11,059	8,655
	$168,966	$169,819
15.    Stock-based Compensation
The 2023 Incentive Compensation and Stock Plan (the Plan) was approved on April 27, 2023 and replaced the 2014 Incentive Compensation and Stock Plan (the Prior Plan). No new awards may be granted under the Prior Plan, but the terms of the Prior Plan continue to govern awards that were issued under the Prior Plan and remain outstanding. Awards outstanding under the Prior Plan will remain in effect until vested or forfeited under their terms.
Any employee of our company or an affiliate or a person who is a member of our Board of Directors or the board of directors of an affiliate is eligible to participate in the Plan if the Compensation Committee of the Board of Directors (the Administrator), in its sole discretion, determines that such person has contributed or can be expected to contribute to the profits or growth of our company or its affiliates (each, a participant). Under the terms of the Plan, we may grant participants stock awards, incentive awards, stock units, or options (which may be either incentive stock options or nonqualified stock options), or stock appreciation rights (SARs), which may be granted with a related option. Stock options entitle the participant to purchase a specified number of shares of our common stock at a price that is fixed by the Administrator at the time the option is granted; provided, however, that the price cannot be less than the shares’ fair market value on the date of grant. The maximum period in which an option may be exercised is fixed by the Administrator at the time the option is granted but, in the case of an incentive stock option, cannot exceed 10 years. No participant may be granted or awarded, in any calendar year, shares, options, SARs, or stock units covering more than 10,000 shares of our common stock in the aggregate. For purposes of this limitation and the individual limitation on the grant of options, an option and corresponding SAR are treated as a single award. No participant may receive, in a single calendar year, an incentive award cash payment under the Plan exceeding $2,000,000. A non-employee director may not be granted an incentive award and may not be granted more than 1,000 shares of common stock in a calendar year.

Notes to Consolidated Financial Statements

The maximum aggregate number of shares of our common stock that may be issued under the Plan is 250,000. At December 31, 2023, 248,885 shares were available for grant. During 2023, we granted 1,115 shares to five of our non-employee directors, which vested immediately.
A summary of activity during 2023 related to NewMarket’s restricted stock and restricted stock units (stock awards) is presented below in whole shares:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested stock awards at January 1, 2023	34,412	$390.02
Granted in 2023	10,115	341.93
Vested in 2023	(7,441)	416.24
Forfeited in 2023	(1,668)	394.62
Unvested stock awards at December 31, 2023	35,418	370.56
The weighted average grant-date fair value was $312.49 for stock awards granted in 2022 and $392.63 for stock awards granted in 2021. The fair value of shares vested was $3 million in 2023. No shares vested in 2022 and 2021. We recognized compensation expense of $4 million in 2023, and $2 million in both 2022 and 2021 related to stock awards. At December 31, 2023, total unrecognized compensation expense related to stock awards was $5 million, which is expected to be recognized over a period of 2.5 years.
16.    Leases
Our leases are for land, real estate, railcars, vehicles, pipelines, plant equipment, and office equipment. We have leases with remaining terms ranging from less than one year to 47 years. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The components of lease cost were as follows:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Operating lease cost	$19,242	$18,573	$18,343
Finance lease cost:
Amortization of assets	2,547	2,771	2,795
Interest on lease liabilities	657	712	517
Short-term lease cost	2,463	6,246	6,607
Variable lease cost	5,539	8,152	6,364
Total lease cost	$30,448	$36,454	$34,626
Variable lease costs also include leases that do not have a right-of-use asset or lease liability but are capitalized as part of inventory.

Notes to Consolidated Financial Statements

Supplemental balance sheet information related to leases was as follows:

		December 31,
(in thousands)	Balance Sheet Classification	2023	2022
Operating leases
Right-of-use assets	Operating lease right-of-use assets	$70,823	$62,417

Current liability	Operating lease liabilities	$15,074	$15,569
Noncurrent liability	Operating lease liabilities-noncurrent	55,058	46,968
		$70,132	$62,537

Finance leases
Right-of-use assets	Deferred charges and other assets	$34,771	$36,893

Current liability	Other current liabilities	$2,754	$2,706
Noncurrent liability	Other noncurrent liabilities	19,844	22,433
		$22,598	$25,139

	December 31,
	2023	2022	2021
Weighted average remaining lease term (in years)
Operating leases	12	12	12
Finance leases	14	15	16

Weighted average incremental borrowing rate
Operating leases	4.07%	3.21%	3.02%
Finance leases	2.92%	2.72%	2.74%

Notes to Consolidated Financial Statements

Supplemental cash flow information related to leases was as follows:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$19,929	$18,632	$18,296
Operating cash flows from finance leases	656	712	517
Financing cash flows from finance leases	3,087	2,834	2,841

Right-of-use assets obtained in exchange for new lease obligations
Operating leases	$25,339	$12,333	$25,035
Finance leases	425	84	31,612
Maturities of lease liabilities at December 31, 2023 were as follows:

(in thousands)	Operating Leases	Finance Leases
2024	$17,525	$3,366
2025	15,356	3,333
2026	11,273	3,304
2027	7,720	3,285
2028	5,653	3,270
Thereafter	33,591	8,635
Total lease payments	91,118	25,193
Less: imputed interest	20,986	2,595
Total lease obligations	$70,132	$22,598
Operating lease payments in the table above include approximately $16 million related to options to extend lease terms that are reasonably certain of being exercised. At December 31, 2023, we had commitments of approximately $0.2 million related to railcar leases that have not yet commenced and are not included in the above table. These leases are expected to commence in 2024.
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

Notes to Consolidated Financial Statements

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

	Years Ended December 31,
	Pension Benefits			Postretirement Benefits
(in thousands)	2023	2022	2021	2023	2022	2021
Net periodic benefit cost (income)
Service cost	$10,399	$18,935	$19,316	$520	$1,093	$1,079
Interest cost	18,212	13,478	13,018	1,582	1,163	1,158
Expected return on plan assets	(46,039)	(43,765)	(38,675)	(781)	(790)	(907)
Amortization of prior service cost (credit)	186	271	271	(3,028)	(3,028)	(3,028)
Amortization of actuarial net (gain) loss	(1,598)	1,988	5,708	(275)	51	36
Net periodic benefit cost (income)	(18,840)	(9,093)	(362)	(1,982)	(1,511)	(1,662)
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss)
Actuarial net (gain) loss	(34,997)	(17,083)	(79,688)	918	(12,445)	(257)
Prior service cost (credit)	648	86	(35)	0	0	0
Amortization of actuarial net gain (loss)	1,598	(1,988)	(5,708)	275	(51)	(36)
Amortization of prior service (cost) credit	(186)	(271)	(271)	3,028	3,028	3,028
Total recognized in other comprehensive income (loss)	(32,937)	(19,256)	(85,702)	4,221	(9,468)	2,735
Total recognized in net periodic benefit cost (income) and other comprehensive income (loss)	$(51,777)	$(28,349)	$(86,064)	$2,239	$(10,979)	$1,073

Notes to Consolidated Financial Statements

Changes in the plans’ benefit obligations and assets follow.

	December 31,
	Pension Benefits		Postretirement Benefits
(in thousands)	2023	2022	2023	2022
Change in benefit obligation
Benefit obligation at beginning of year	$330,372	$478,809	$28,914	$41,348
Service cost	10,399	18,935	520	1,093
Interest cost	18,212	13,478	1,582	1,163
Actuarial net (gain) loss	12,039	(166,409)	1,204	(12,064)
Plan amendment	648	86	0	0
Benefits paid	(15,757)	(14,527)	(2,388)	(2,626)
Benefit obligation at end of year	355,913	330,372	29,832	28,914
Change in plan assets
Fair value of plan assets at beginning of year	545,540	663,193	20,734	20,972
Actual return on plan assets	93,075	(105,560)	1,067	1,171
Employer contributions	2,401	2,434	962	1,217
Benefits paid	(15,757)	(14,527)	(2,388)	(2,626)
Fair value of plan assets at end of year	625,259	545,540	20,375	20,734
Funded status	$269,346	$215,168	$(9,457)	$(8,180)
Amounts recognized in the Consolidated Balance Sheets
Noncurrent assets	$298,925	$244,210	$0	$0
Current liabilities	(2,865)	(2,834)	(1,109)	(1,086)
Noncurrent liabilities	(26,714)	(26,208)	(8,348)	(7,094)
	$269,346	$215,168	$(9,457)	$(8,180)
Amounts recognized in accumulated other comprehensive loss
Actuarial net (gain) loss	$(74,212)	$(40,813)	$(6,618)	$(7,811)
Prior service cost (credit)	607	145	(10,533)	(13,561)
	$(73,605)	$(40,668)	$(17,151)	$(21,372)
The accumulated benefit obligation for all domestic defined benefit pension plans was $320 million at December 31, 2023 and $296 million at December 31, 2022.
The fair market value of plan assets exceeded both the accumulated benefit obligation and projected benefit obligation for all domestic plans, except the nonqualified plan, at December 31, 2023 and December 31, 2022.
The net asset position for plans in which assets exceeded the projected benefit obligation is included in prepaid pension cost on the Consolidated Balance Sheets. The net liability position of plans in which the projected benefit obligation exceeded assets is included in other noncurrent liabilities on the Consolidated Balance Sheets.
A portion of the accrued benefit cost for the nonqualified plan is included in current liabilities at both December 31, 2023 and December 31, 2022. As the nonqualified plan is unfunded, the amount reflected in current liabilities represents the expected benefit payments related to the nonqualified plan during the following year.

Notes to Consolidated Financial Statements

The table below shows selected information on domestic defined benefit pension and postretirement plans.

	December 31,
(in thousands)	2023	2022
Pension plans with the accumulated benefit obligation in excess of the fair market value of plan assets
Accumulated benefit obligation	$29,407	$28,838
Fair market value of plan assets	0	0

Pension plans with the projected benefit obligation in excess of the fair market value of plan assets
Projected benefit obligation	29,579	29,042
Fair market value of plan assets	0	0

Postretirement benefit plans with the accumulated postretirement benefit obligation in excess of the fair market value of plan assets
Accumulated postretirement benefit obligation	18,372	17,782
Fair market value of plan assets	0	0
There are no assets held by the trustee for the retired beneficiaries of the nonqualified plan. Payments to retired beneficiaries of the nonqualified plan are made with cash from operations. The postretirement healthcare benefits are also unfunded and paid with cash from operations. The benefits from the postretirement life insurance plan are funded through an insurance contract.
Assumptions - We used the following assumptions to calculate the results of our retirement plans:

	Pension Benefits			Postretirement Benefits
	2023	2022	2021	2023	2022	2021
Weighted-average assumptions used to determine net periodic benefit cost (income) for years ended December 31,
Discount rate	5.625%	2.875%	2.875%	5.625%	2.875%	2.875%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%	4.00%	4.00%	4.50%
Rate of projected compensation increase	3.50%	3.50%	3.50%
Weighted-average assumptions used to determine benefit obligations at December 31,
Discount rate	5.375%	5.625%	2.875%	5.375%	5.625%	2.875%
Rate of projected compensation increase	3.50%	3.50%	3.50%
For pension plans, we base the assumed expected long-term rate of return for plan assets on an analysis of our actual investments, including our asset allocation, as well as an analysis of expected returns. This analysis reflects the expected long-term rates of return for each significant asset class and economic indicator. The range of returns relies both on forecasts and on broad-market historical benchmarks for expected return, correlation, and volatility for each asset class. Our asset allocation is predominantly weighted towards equities. Through ongoing monitoring of our investments and review of market data, we have determined that we should maintain the expected long-term rate of return for our U.S. plans at 8.0% for the year beginning January 1, 2024. For the postretirement plan, we based the assumed expected long-term rate of return for plan assets on an evaluation of projected interest rates, as well as the guaranteed interest rate for our insurance contract. As a result of that evaluation, we have maintained the expected long-term rate of return at 4.0% for the year beginning January 1, 2024.

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
The pension obligation is long-term in nature and the investment philosophy followed by the Pension Investment Committee is likewise long-term in its approach. The majority of the pension funds are invested in equity securities as, historically, equity securities have outperformed debt securities and cash investments, resulting in a higher investment return over the long-term. While in the short-term, equity securities may underperform other investment classes, we are less concerned with short-term results and more concerned with long-term improvement. The pension funds are managed by several different investment companies who predominantly invest in U.S. and international equities. Each investment company’s performance is reviewed quarterly. A small portion of the funds is in investments such as cash and cash equivalents or short-term bonds, which historically has been less vulnerable to short-term market swings. These funds are used to provide the cash needed to meet our monthly obligations.
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

	December 31, 2023				December 31, 2022
		Fair Value Measurements Using				Fair Value Measurements Using
(in thousands)	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Pension Plans
Equity securities:
U. S. companies	$493,126	$493,126	$0	$0	$417,687	$417,687	$0	$0
International companies	20,970	20,970	0	0	19,022	19,022	0	0
Cash and cash equivalents	9,956	9,956	0	0	18,979	18,979	0	0
Pooled investment funds:
Fixed income securities—mutual funds	27,108	27,108	0	0	29,838	29,838	0	0
Equities—mutual fund	74,099	74,099	0	0	0	0	0	0
Common collective trusts measured at net asset value	0				60,014
	$625,259	$625,259	$0	$0	$545,540	$485,526	$0	$0
Postretirement Plans
Insurance contract	$20,375	$0	$20,375	$0	$20,734	$0	$20,734	$0
The valuation methodologies used to develop the fair value measurements for the investments in the previous table are outlined below. There have been no changes in the valuation techniques used to value the investments.
•Equity securities are valued at the closing price reported on a national exchange.
•Cash and cash equivalents are valued at cost.
•The mutual funds in pooled investment funds are valued at the closing price reported on a national exchange.

Notes to Consolidated Financial Statements

•The common collective trusts (the trusts) are valued at the net asset value of units held based on the quoted market value of the underlying investments held by the funds. One of the trusts invests primarily in a diversified portfolio of equity securities included in the S&P 500 index and the other trust invests primarily in a diversified portfolio of equity securities included in the Russell 1000 Value index. There are no restrictions on redemption for the index trusts and there were no unfunded commitments. We sold our interest in these trusts during 2023.
•The insurance contracts are unallocated funds deposited with an insurance company and are stated at an amount equal to the sum of all amounts deposited less the sum of all amounts withdrawn, adjusted for investment return.
Cash Flows - For U.S. plans, NewMarket expects to contribute $3 million to our defined benefit pension plans and $1 million to our postretirement benefit plan in 2024. The expected benefit payments for the next ten years are as follows.

(in thousands)	Expected Pension Benefit Payments	Expected Postretirement Benefit Payments
2024	$16,760	$2,284
2025	17,749	2,143
2026	18,631	2,032
2027	19,599	1,938
2028	20,583	1,871
2029 through 2033	117,705	9,181
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

	Years Ended December 31,
(in thousands)	2023	2022	2021
Net periodic benefit cost (income)
Service cost	$4,185	$8,546	$10,260
Interest cost	6,298	4,105	3,305
Expected return on plan assets	(11,841)	(9,827)	(10,659)
Amortization of prior service cost (credit)	138	137	152
Amortization of actuarial net (gain) loss	(24)	630	3,595
Net periodic benefit cost (income)	(1,244)	3,591	6,653
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss)
Actuarial net (gain) loss	(5,143)	(41,108)	(38,259)
Amortization of actuarial net gain (loss)	24	(630)	(3,595)
Amortization of prior service (cost) credit	(138)	(137)	(152)
Total recognized in other comprehensive income (loss)	(5,257)	(41,875)	(42,006)
Total recognized in net periodic benefit cost (income) and other comprehensive income (loss)	$(6,501)	$(38,284)	$(35,353)

Notes to Consolidated Financial Statements

Changes in the benefit obligations and assets of the foreign defined benefit pension plans follow.

	December 31,
(in thousands)	2023	2022
Change in benefit obligation
Benefit obligation at beginning of year	$135,800	$235,347
Service cost	4,185	8,546
Interest cost	6,298	4,105
Employee contributions	673	693
Actuarial net (gain) loss	(577)	(87,076)
Benefits paid	(5,560)	(5,403)
Settlements	(2,510)	0
Foreign currency translation	7,399	(20,412)
Benefit obligation at end of year	145,708	135,800
Change in plan assets
Fair value of plan assets at beginning of year	174,548	230,389
Actual return on plan assets	16,326	(34,748)
Employer contributions	6,778	5,981
Employee contributions	673	693
Benefits paid	(5,560)	(5,403)
Settlements	(2,510)	0
Foreign currency translation	10,048	(22,364)
Fair value of plan assets at end of year	200,303	174,548
Funded status	$54,595	$38,748
Amounts recognized in the Consolidated Balance Sheets
Noncurrent assets	$71,957	$58,374
Current liabilities	(354)	(321)
Noncurrent liabilities	(17,008)	(19,305)
	$54,595	$38,748
Amounts recognized in accumulated other comprehensive loss
Actuarial net (gain) loss	$(3,413)	$1,706
Prior service cost (credit)	394	532
	$(3,019)	$2,238
The settlements in the table above are the result of a number of long-tenured employees in our Belgium plan retiring in 2023 with lump sum distributions.
The accumulated benefit obligation for all foreign defined benefit pension plans was $134 million at December 31, 2023 and $122 million at December 31, 2022.

Notes to Consolidated Financial Statements

The fair market value of plan assets exceeded both the accumulated benefit obligation and projected benefit obligation for the Canada and U.K. plans at both year-end 2023 and 2022. The net asset position of the Canada and U.K. plans are included in prepaid pension cost on the Consolidated Balance Sheets at December 31, 2023 and December 31, 2022. The accumulated benefit obligation and projected benefit obligation exceeded the fair market value of plan assets for the Germany, Belgium, and Mexico plans at December 31, 2023 and December 31, 2022. The accrued benefit cost of these plans is included in other noncurrent liabilities on the Consolidated Balance Sheets for both years.
As the Germany plan is unfunded, a portion of the accrued benefit cost is included in current liabilities at year-end 2023 and 2022, reflecting the expected benefit payments related to the plan for the following year.
The table below shows selected information on foreign defined benefit pension plans.

	December 31,
(in thousands)	2023	2022
Pension plans with the accumulated benefit obligation in excess of the fair market value of plan assets
Accumulated benefit obligation	$22,762	$22,625
Fair market value of plan assets	13,420	13,072

Pension plans with the projected benefit obligation in excess of the fair market value of plan assets
Projected benefit obligation	30,783	32,699
Fair market value of plan assets	13,420	13,072

Assumptions - We used the following weighted-average assumptions to calculate the results of our foreign defined benefit pension plans.

	2023	2022	2021
Weighted-average assumptions used to determine net periodic benefit cost (income) for the years ended December 31,
Discount rate	4.61%	1.91%	1.14%
Expected long-term rate of return on plan assets	6.47%	4.59%	4.95%
Rate of projected compensation increase	3.55%	4.07%	3.94%
Weighted-average assumptions used to determine benefit obligations at December 31,
Discount rate	4.60%	4.61%	1.91%
Rate of projected compensation increase	3.52%	3.55%	4.07%
The actuarial assumptions used to measure the foreign defined benefit pension plans are based upon the circumstances of each particular country and pension plan. The factors impacting the determination of the long-term rate of return for a particular foreign pension plan include the market conditions within a particular country, as well as the investment strategy and asset allocation of the specific plan.
Plan Assets - Pension plan assets vary by foreign location and plan. Assets are held and distributed by trusts and, depending upon the foreign location and plan, consist primarily of pooled equity funds, pooled debt securities funds, pooled diversified funds, equity securities, debt securities, cash, and insurance contracts. The combined weighted-average target allocation of our foreign defined benefit pension plans is 39% in equities (including pooled funds), 37% in debt securities (including pooled funds), 5% in insurance contracts, and 19% in pooled diversified funds.
While the pension obligation is long-term in nature for each of our foreign plans, the investment strategies followed by each plan vary to some degree based upon the laws of a particular country, as well as the provisions of the specific pension trust. The U.K. and Canada plans are invested predominantly in equity securities funds, diversified funds, and

Notes to Consolidated Financial Statements

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
The following table provides information on the fair value of our foreign defined benefit pension plans assets, as well as the related level within the fair value hierarchy. Investments that are measured at fair value using net asset value per share (or its equivalent) have not been classified by level in the fair value hierarchy.

	December 31, 2023				December 31, 2022
		Fair Value Measurements Using				Fair Value Measurements Using
(in thousands)	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Insurance contract	$10,956	$0	$10,956	$0	$11,199	$0	$11,199	$0
Equity securities—international companies	45	45	0	0	492	492	0	0
Debt securities	273	273	0	0	734	734	0	0
Pooled investment funds—mutual funds	1,763	1,763	0	0	647	647	0	0
Cash and cash equivalents	1,187	1,187	0	0	384	384	0	0
Pooled investment funds (measured at net asset value):
Equity securities—international companies	92,853				76,177
Debt securities	52,682				49,494
Diversified growth funds	40,544				35,421
	$200,303	$3,268	$10,956	$0	$174,548	$2,257	$11,199	$0
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
•The pooled investment funds are valued at the net asset value of units held by the plans based on the quoted market value of the underlying investments held by the fund. The U.K. pension plan is invested in units of life insurance policies that are linked to equity securities funds, government bond funds, and diversified growth funds. The underlying assets of the equity funds, bond funds, and diversified growth funds are traded on a national exchange and are based on tracking various indices of the London Stock Exchange. There are no redemption restrictions on these funds. There were no unfunded commitments for the U.K. pension plan funds. The Canada pension plan is invested in a pooled Canadian equity fund and a pooled diversified fund. The Canadian equity fund invests in a diversification (sector and industry) of equities listed on a recognized Canadian exchange. The diversified fund invests in a diversified mix of equities, fixed income securities, cash,

Notes to Consolidated Financial Statements

and cash equivalent securities. There are no redemption restrictions on the pooled Canadian funds, and there were no unfunded commitments.
Cash Flows - For foreign defined benefit pension plans, NewMarket expects to contribute $7 million to the plans in 2024. The expected benefit payments for the next ten years for our foreign defined benefit pension plans are shown in the following table.

(in thousands)	Expected Pension Benefit Payments
2024	$7,117
2025	5,593
2026	6,013
2027	6,640
2028	7,732
2029 through 2033	41,544
18.    Income Taxes
Our income before income tax expense, as well as our provision for income taxes is shown in the table below.

	Years Ended December 31,
(in thousands)	2023	2022	2021
Income before income tax expense
Domestic	$301,152	$170,785	$97,245
Foreign	187,810	176,949	150,306
	$488,962	$347,734	$247,551

Income tax expense
Current income taxes
Federal	$61,693	$57,778	$13,166
State	16,616	12,515	7,639
Foreign	36,539	40,548	33,860
	114,848	110,841	54,665
Deferred income taxes
Federal	(16,384)	(34,088)	1,232
State	(697)	(8,491)	38
Foreign	2,331	(66)	708
	(14,750)	(42,645)	1,978
Total income tax expense	$100,098	$68,196	$56,643

Notes to Consolidated Financial Statements

The reconciliation of the U.S. federal statutory rate to the effective income tax rate follows.

	% of Income Before Income Tax Expense
	2023	2022	2021
Federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal tax	2.6	0.9	2.4
Foreign operations	0.5	1.4	2.4
Research tax credit	(1.4)	(1.6)	(2.2)
Foreign-derived intangible tax benefit	(2.0)	(3.0)	(0.7)
Taxes applicable to prior years	(1.4)	(0.1)	(0.4)
Other items and adjustments	1.2	1.0	0.4
Effective income tax rate	20.5%	19.6%	22.9%
Our deferred income tax assets and liabilities follow.

	December 31,
(in thousands)	2023	2022
Deferred income tax assets
Capitalized research expenses	$81,730	$53,249
Lease liabilities	14,511	11,868
Operating loss and credit carryforwards	15,952	15,336
Foreign currency translation adjustments	4,567	5,261
Other	12,100	14,159
Gross deferred income tax assets	128,860	99,873
Valuation allowance	(13,437)	(13,012)
Total deferred income tax assets	115,423	86,861
Deferred income tax liabilities
Depreciation and amortization	81,767	78,058
Future employee benefits	71,822	52,446
Lease assets	14,965	12,174
Other	2,800	2,601
Total deferred income tax liabilities	171,354	145,279
Net deferred income tax (liabilities) assets	$(55,931)	$(58,418)
Net deferred income tax (liabilities) assets in the table above are reflected in the Consolidated Balance Sheets on a net jurisdictional basis. Deferred income tax assets are included in deferred charges and other assets. See Note 11. Deferred income tax liabilities are included in other noncurrent liabilities. See Note 14.
Our deferred taxes are in a net liability position at December 31, 2023. Our deferred tax assets include $16 million of foreign operating loss carryforwards, foreign capital loss carryforwards, foreign non-trading deficit carryforwards, and foreign and state tax credits. The operating loss carryforwards expire in 2028 through 2041 and certain tax credits expire in 2026 through 2027. Based on current forecasted operating plans and historical profitability, we believe that we will recover the full benefit of our deferred tax assets with the exception of certain of the aforementioned operating loss, capital loss, and tax credit carryforwards. Therefore, as of December 31, 2023, we have recorded a valuation allowance of $13 million. During 2022 and 2023, we did not release any valuation allowances.

Notes to Consolidated Financial Statements

We do not expect to distribute earnings from our foreign subsidiaries in a manner that would result in significant U.S. tax, as these earnings have been previously taxed in the U.S. or meet the requirements for a dividends received deduction. As of December 31, 2022 and December 31, 2023, we have an immaterial deferred tax liability for withholding taxes that will not be creditable upon distribution.
We have not provided a deferred tax liability on approximately $74 million of temporary differences related to investments in foreign subsidiaries that are essentially permanent in duration, as these earnings are considered to be indefinitely reinvested. If we were to repatriate these earnings, we could be subject to income taxes and withholding taxes in various countries. Determination of the amount of unrecognized deferred income tax liability is not practicable due to the complexity associated with the hypothetical calculation.
A reconciliation of the beginning and ending balances of the unrecognized tax benefits from uncertain positions is as follows:

	December 31,
(in thousands)	2023	2022	2021
Balance at beginning of year	$7,879	$6,374	$6,905
Increases for tax positions of prior years	1,374	1,677	0
Increases for tax positions of the current year	1,543	809	698
Settlements	(1,078)	0	(247)
Lapses of statutes	(1,337)	(981)	(982)
Balance at end of year	$8,381	$7,879	$6,374
At December 31, 2023, all of the amount of unrecognized tax benefits, if recognized, would affect our effective tax rate.
We expect the amount of unrecognized tax benefits to change in the next twelve months; however, we do not expect the change to have a material impact on our financial statements.
Our U.S. subsidiaries file a U.S. federal consolidated income tax return.  We are currently under examination by various U.S. state and foreign jurisdictions and remain subject to examination until the statute of limitations expires for the respective tax jurisdiction. We are no longer subject to U.S. federal income examination for years before 2020, with the exception of 2017. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 years to 5 years. Years still open to examination by foreign tax authorities in major jurisdictions include: the U.K. (2020 and forward); Singapore (2019 and forward); Belgium (2019 and forward); and Mexico (2018 and forward).

19.    Fair Value Measurements
The carrying amount of cash and cash equivalents in the Consolidated Balance Sheets, as well as the fair value, was $112 million at December 31, 2023 and $69 million at December 31, 2022. The fair value is categorized in Level 1 of the fair value hierarchy.
No material events occurred during 2023 requiring adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.
Long-term debt - We record the carrying amount of our long-term debt at historical cost, less deferred financing costs related to our outstanding senior notes. The estimated fair value of our long-term debt is shown in the table below and is based primarily on estimated current rates available to us for debt of the same remaining duration and adjusted for nonperformance risk and credit risk. The estimated fair value of our publicly traded outstanding senior notes included in long-term debt in the following table is based on the last quoted price closest to December 31 of each year. The fair value of our debt instruments is categorized as Level 2.

Notes to Consolidated Financial Statements

	December 31, 2023		December 31, 2022
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$643,622	$572,983	$1,003,737	$906,891
20.    Commitments and Contingencies
Contractual Commitments - We have non-lease contractual obligations for the construction of assets, as well as purchases of property and equipment, of approximately $13 million at December 31, 2023, all of which are due within five years. From time to time, we also have commitments for leases which have not yet commenced. See Note 16.
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
Future payments for purchase obligations as of December 31, 2023 are (in thousands):

2024	$12,535
2025	12,045
2026	10,662
2027	10,620
2028	2,589
After 2028	4,507
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
•The estimated percent of claimants that, after discovery, will actually pursue a claim against us, out of the total number of claimants, is based on a level consistent with past experience and current trends.
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
Based on the above assumptions, we have provided an undiscounted liability related to premises asbestos claims of $7 million at both December 31, 2023 and December 31, 2022. The liabilities related to premises asbestos claims are included in accrued expenses (current portion) and other noncurrent liabilities on the Consolidated Balance Sheets.  Certain of these costs are recoverable through the settlement agreements with The Travelers Indemnity Company and with Albemarle Corporation.  The receivable for these recoveries related to premises asbestos liabilities was $4 million at both December 31, 2023 and December 31, 2022.  These receivables are included in trade and other accounts receivable, net on the Consolidated Balance Sheets for the current portion.  The noncurrent portion is included in deferred charges and other assets.
Environmental - We are involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination, disposal of hazardous waste, and other environmental matters at several of our current or former facilities, or at third-party sites where we have been designated as a PRP. While we believe we are currently adequately accrued for known environmental issues, it is possible that unexpected future costs could have a significant impact on our financial statements. Our total accruals for environmental remediation, dismantling, and decontamination were approximately $11 million at December 31, 2023 and $10 million at December 31, 2022. Of the total accrual, the current portion is included in accrued expenses and the noncurrent portion is included in other noncurrent liabilities on the Consolidated Balance Sheets.
Our more significant environmental sites include a former plant site in Louisiana (the Louisiana site) and a Houston, Texas plant site (the Texas site). Together, the amounts accrued on a discounted basis related to these sites represented approximately $9 million of the total accrual at December 31, 2023 and $8 million at December 31, 2022, using discount rates ranging from 3% to 9%. The aggregate undiscounted amount for these sites was $11 million at December 31, 2023 and $10 million at December 31, 2022. Of the total accrued for these two sites, the amount related to remediation of groundwater and soil was $4 million for each of the Louisiana site and Texas site at December 31, 2023 and $3 million for the Louisiana site and $4 million for the Texas site at December 31, 2022.

Notes to Consolidated Financial Statements

21.    Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
The balances of, and changes in, the components of accumulated other comprehensive loss, net of tax, consist of the following:

(in thousands)	Pension Plans and Other Postretirement Benefits	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2020	$(92,771)	$(80,393)	$(173,164)
Other comprehensive income (loss) before reclassifications	89,194	(3,356)	85,838
Amounts reclassified from accumulated other comprehensive loss (a)	5,099	0	5,099
Other comprehensive income (loss)	94,293	(3,356)	90,937
Balance at December 31, 2021	1,522	(83,749)	(82,227)
Other comprehensive income (loss) before reclassifications	53,019	(42,808)	10,211
Amounts reclassified from accumulated other comprehensive loss (a)	21	0	21
Other comprehensive income (loss)	53,040	(42,808)	10,232
Balance at December 31, 2022	54,562	(126,557)	(71,995)
Other comprehensive income (loss) before reclassifications	28,907	25,520	54,427
Amounts reclassified from accumulated other comprehensive loss (a)	(3,503)	0	(3,503)
Other comprehensive income (loss)	25,404	25,520	50,924
Balance at December 31, 2023	$79,966	$(101,037)	$(21,071)
(a) The pension plan and other postretirement benefit components of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (income). See Note 17 for further information.

22.    Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" (ASU 2023-07). ASU 2023-07 requires expanded disclosures about reportable segments including additional information on segment expenses, expanded interim period disclosures, and an explanation of how the chief operating decision maker utilizes segment information in evaluating segment performance. ASU 2023-07 is effective for our reporting period beginning January 1, 2024 with the interim period requirements effective for our reporting period beginning January 1, 2025. We are currently assessing the impact that the adoption of ASU 2023-07 will have on the disclosures in our consolidated financial statements.
In December 2023, the FASB issued Accounting Standards Update No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" (ASU 2023-09). The FASB issued ASU 2023-09 to enhance the transparency and decision-making usefulness of income tax disclosures by requiring additional information on an entity's tax rate reconciliation, as well as income taxes paid. ASU 2023-09 is effective for our reporting period beginning January 1, 2025. We are currently assessing the impact that the adoption of ASU 2023-09 will have on the disclosures in our consolidated financial statements.

Notes to Consolidated Financial Statements

23.    Subsequent Events
AMPAC Acquisition
On January 16, 2024, we completed the acquisition of AMPAC Intermediate Holdings, LLC, the ultimate parent company of American Pacific Corporation (AMPAC), for approximately $700 million. AMPAC manufactures and sells critical performance additives used in solid rocket motors for space launch and military defense applications. AMPAC also manufactures and sells Halotron BrX, a fire extinguishing agent that replaces legacy high ozone-depleting fire extinguishing agents. The acquisition was funded by cash on hand and borrowings under our revolving credit facility.
A preliminary purchase price allocation and any required pro forma financial disclosures required by Accounting Standards Codification 805 - Business Combinations will be included in the Quarterly Report on Form 10-Q for the quarter ending March 31, 2024.
Debt Agreements
On January 22, 2024, NewMarket and certain foreign subsidiary borrowers entered into a credit agreement for a new $900 million revolving credit facility (the Revolving Credit Agreement). The revolving credit facility matures on January 22, 2029 and includes a $500 million sublimit for multicurrency borrowings, an initial letter of credit sublimit of $25 million and a $20 million sublimit for swingline loans. The Revolving Credit Agreement includes an expansion feature allowing us, subject to certain conditions, to request an increase in the aggregate amount of the revolving credit facility or obtain incremental term loans in an amount up to $450 million. We may also request an extension of the maturity date as provided for in the Revolving Credit Agreement.
Borrowings made under the revolving credit facility bear interest at a variable rate determined, at our option, at an annual rate equal to (i) the Base Rate, (ii) Term SOFR, (iii) the Weekly Adjusted Term SOFR, (iv) the Alternative Currency Term Rate, or (v) the Alternative Currency Daily Rate, each plus the Applicable Rate and all as defined in the Revolving Credit Agreement. The Applicable Rate is based, at our option, on either our Leverage Ratio or Ratings Level. All capitalized terms are as defined in the Revolving Credit Agreement.
Also on January 22, 2024, NewMarket entered into a credit agreement for a $250 million term loan (the Term Loan Credit Agreement). The term loan matures on January 22, 2026. NewMarket is required to repay the principal amount borrowed under the term loan in full at maturity. We may, in our sole discretion and subject to the conditions set forth in the Term Loan Credit Agreement, prepay amounts borrowed under the term loan, together with any accrued and unpaid interest, prior to maturity. Any amounts prepaid prior to maturity are not available for additional borrowings by NewMarket.
The principal amount borrowed under the term loan initially bears interest at a variable rate equal to Term SOFR plus the Applicable Rate. We may, at our option, elect for outstanding portions of the principal amount to instead bear interest at a variable rate equal to the Base Rate or Weekly Adjusted Term SOFR, plus, in each case, the Applicable Rate, subject to the conditions set forth in the Term Loan Credit Agreement. Similar to the revolving credit facility, the Applicable Rate is based, at our option, on either our Leverage Ratio or Ratings Level. All capitalized terms are as defined in the Term Loan Credit Agreement.
The obligations under the revolving credit facility and the term loan are unsecured and the obligations under the revolving credit facility are fully and unconditionally guaranteed by NewMarket.
Both the revolving credit facility and the term loan contain certain customary covenants, including financial covenants that require NewMarket to maintain a consolidated Leverage Ratio (as defined in each of the agreements) of no more than 3.75 to 1.00 except during an Increased Leverage Period (as defined in each of the agreements).
Concurrently with our entry into the Revolving Credit Agreement and the Term Loan Credit Agreement, we terminated our former revolving credit facility dated as of March 5, 2020. See Note 13. Upon termination, we repaid the amount outstanding under the former revolving credit facility, plus accrued and unpaid interest. NewMarket borrowed the entire $250 million available under the Term Loan Credit Agreement and approximately $465 million under the Revolving Credit Agreement to repay the amounts outstanding under the former revolving credit facility.

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
There has been no change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2023. The effectiveness of our internal control over financial reporting as of December 31, 2023, has been audited by PricewaterhouseCoopers LLP (PCAOB ID 238), an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.

ITEM 9B.    OTHER INFORMATION
During the quarter ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of NewMarket Corporation adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) or Regulation S-K.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our definitive Proxy Statement for our 2024 annual meeting of shareholders (Proxy Statement) under the headings entitled “Election of Directors,” “Committees of Our Board,” “Certain Relationships and Related Transactions,” and “Delinquent Section 16(a) Reports” and is included in Part I of this Form 10-K under the heading entitled “Information about our Executive Officers.”
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
The following table presents information as of December 31, 2023 with respect to equity compensation plans under which shares of our common stock are authorized for issuance.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by shareholders:
2023 Incentive Compensation and Stock Plan	0	$0	248,885
Equity compensation plans not approved by shareholders (b)	0	0	0
Total	0	$0	248,885
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

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income for each of the three years in the period ended December 31, 2023

Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2023

Consolidated Balance Sheets as of December 31, 2023 and 2022

Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 2023

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2023

Notes to Consolidated Financial Statements

(A)(2)	Financial Statement Schedules—none required

(A)(3)	Exhibits

	3.1	Articles of Incorporation Amended and Restated effective April 27, 2012 (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 1-32190) filed April 30, 2012)

	3.2	NewMarket Corporation Bylaws Amended and Restated effective August 6, 2015 (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 1- 32190) filed August 6, 2015)

	4.1	Description of Company's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, (incorporated by reference to Exhibit 4.1 to Form 10-K (File No. 1-32190) filed February 16, 2021)

	4.2	Indenture, dated as of March 18, 2021, between NewMarket Corporation and Wells Fargo Bank, National Association, as trustee (as succeeded by U.S. Bank Trust Company, National Association) (incorporated by reference to exhibit 4.1 to Form 8-K (File No. 1- 32190) filed March 18, 2021)

	4.3	First Supplemental Indenture, dated as of March 18, 2021, between NewMarket Corporation and Wells Fargo Bank, National Association, as trustee (as succeeded by U.S. Bank Trust Company, National Association) (incorporated by reference to exhibit 4.2 to Form 8-K (File No. 1- 32190) filed March 18, 2021)

	4.4	Form of 2.70% Senior Notes due 2031 (form included as Exhibit A to the First Supplemental Indenture (incorporated by reference to exhibit 4.3 to Form 8-K (File No. 1- 32190) filed March 18, 2021)

	10.1	Note Purchase Agreement dated January 4, 2017, by and among NewMarket Corporation, The Prudential Life Insurance Company of America, The Gibraltar Life Insurance Co., Ltd, The Lincoln National Life Insurance Company and The Prudential Life Insurance Company, Ltd., (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32190) filed January 5, 2017)

	10.2	First Amendment, dated as of October 10, 2017, to Note Purchase Agreement dated January 4, 2017, by and among NewMarket Corporation, The Prudential Insurance Company of America, The Gibraltar Life Insurance Co., Ltd, The Lincoln National Life Insurance Company and The Prudential Life Insurance Company, Ltd. (incorporated by reference to Exhibit 10.2 to Form 10-Q (file No. 1-32190) filed October 26, 2017)

	10.3	Second Amendment, dated as of March 19, 2020, to the Note Purchase agreement dated January 4, 2017, by and among NewMarket Corporation, The Prudential Insurance Company of America, The Gibraltar Life Insurance Co., Ltd, The Lincoln National Life Insurance Company and The Prudential Life Insurance Company, Ltd (incorporated by reference to Exhibit 10.2 to Form 10-Q (file No. 1-32190) filed April 23, 2020)

	10.4	2023 Incentive Compensation and Stock Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q (File No. 1-32190) filed July 27, 2023)*

	10.5	Excess Benefit Plan (incorporated by reference to Exhibit 10.4 to Ethyl Corporation’s Form 10-K (File No. 1-5112) filed February 25, 1993)*

10.6	Trust Agreement between Ethyl Corporation and Merrill Lynch Trust Company of America (incorporated by reference to Exhibit 4.5 to Ethyl Corporation’s Registration Statement on Form S-8 (Registration No. 333-60889) filed August 7, 1998)

10.7	NewMarket Corporation and Affiliates Bonus Plan (incorporated by reference to Exhibit 10.9 to Ethyl Corporation’s Form 10-K (File No. 1-5112) filed March 14, 2003)*

10.8	Indemnification Agreement, dated as of July 1, 2004 by and among NewMarket Corporation, Ethyl Corporation and Afton Chemical Corporation (incorporated by reference to Exhibit 10.5 to Form 10-Q (File No. 1-32190) filed August 5, 2004)

10.9	Summary of Directors’ Compensation*

10.10	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.13 to Form 10-K (File No. 1-32190) filed February 19, 2019)*

10.11	Form of Performance Stock Award Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32190) filed February 26, 2018)*

10.12	Credit Agreement, dated as of March 5, 2020, by and among the Company and the Foreign Subsidiary Borrowers party thereto; the Lenders party thereto; JPMorgan Chase Bank, N.A., as Administrative Agent; Bank of America, N.A., as Syndication Agent; U.S. Bank National Association, Citibank, N.A., Wells Fargo Bank, National Association, and DBS Bank Ltd., as Co-Documentation Agents; and Bank of the West and TD Bank, N.A., as Senior Managing Agents (incorporated by reference to Exhibit 10.1 to Form 8-K (file No. 1-32190) filed March 11, 2020)

10.13	Amendment No. 1, dated November 5, 2021, to the Credit Agreement dated March 5, 2020, by and among the Company and the Foreign Subsidiary Borrowers party thereto; the Lenders party thereto; JPMorgan Chase Bank, N.A., as Administrative Agent; Bank of America, N.A., as Syndication Agent; U.S. Bank National Association, Citibank, N.A., Wells Fargo Bank, National Association, and DBS Bank Ltd., as Co-Documentation Agents; and Bank of the West and TD Bank, N.A., as Senior Managing Agents (incorporated by reference to Exhibit 10.16 to Form 10-K (File No. 1-32190) filed February 15, 2023)

10.14	Amendment No. 2, dated January 11, 2023, to the Credit Agreement dated March 5, 2020, by and among the Company and the Foreign Subsidiary Borrowers party thereto; the Lenders party thereto; JPMorgan Chase Bank, N.A., as Administrative Agent; Bank of America, N.A., as Syndication Agent; U.S. Bank National Association, Citibank, N.A., Wells Fargo Bank, National Association, and DBS Bank Ltd., as Co-Documentation Agents; and Bank of the West and TD Bank, N.A., as Senior Managing Agents (incorporated by reference to Exhibit 10.17 to Form 10-K (File No. 1-32190) filed February 15, 2023)

10.15	Securities Purchase Agreement by and among Coyote Ultimate Holdings, LLC, AMPAC Intermediate Holdings, LLC and NewMarket Corporation, dated December 1, 2023 (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32190) filed December 4, 2023)

10.16	Credit Agreement, dated as of January 22, 2024, among NewMarket Corporation, the Foreign Subsidiary Borrowers party thereto, Bank of America, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32190) filed January 25, 2024)

10.17	Term Loan Credit Agreement, dated as of January 22, 2024, among NewMarket Corporation, Bank of America, N.A. as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 1-32190) filed January 25, 2024)

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Thomas E. Gottwald

31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by William J. Skrobacz

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Thomas E. Gottwald

32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by William J. Skrobacz

97	NewMarket Corporation Policy for the Recovery of Incentive Compensation

101	XBRL Instance Document and Related Items
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
(Thomas E. Gottwald, Chairman of the Board, President, and Chief Executive Officer)
Date: February 15, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 15, 2024.

SIGNATURE	TITLE

/s/ THOMAS E. GOTTWALD	Chairman of the Board, President, Chief Executive Officer, and Director (Principal Executive Officer)
(Thomas E. Gottwald)

/s/ WILLIAM J. SKROBACZ	Vice President and Chief Financial Officer (Principal Financial Officer)
(William J. Skrobacz)

/s/ GAIL C. RIDGEWAY	Controller (Principal Accounting Officer)
(Gail C. Ridgeway)

/s/ MARK M. GAMBILL	Director
(Mark M. Gambill)

/s/ BRUCE C. GOTTWALD	Director
(Bruce C. Gottwald)

/s/ H. HITER HARRIS	Director
(H. Hiter Harris III)

/s/ J. E. ROGERS	Director
(James E. Rogers)

/s/ LILO S. UKROP	Director
(Lilo S. Ukrop)

/s/ TING XU	Director
(Ting Xu)