Form 10-Q
period 2024-03-31
NEWMARKET CORP
filed 2024-04-25
CIK 1282637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Yes  ☐ No  ☒
Number of shares of common stock, with no par value, outstanding as of March 31, 2024: 9,594,250

NEWMARKET CORPORATION

INDEX

PART I.    FINANCIAL INFORMATION
ITEM 1.     Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(in thousands, except per-share amounts)	Three Months Ended March 31,
	2024	2023
Net sales	$696,736	$702,789
Cost of goods sold	480,371	504,745
Gross profit	216,365	198,044
Selling, general, and administrative expenses	44,365	39,847
Research, development, and testing expenses	31,200	33,156
Operating profit	140,800	125,041
Interest and financing expenses, net	15,654	10,773
Other income (expense), net	12,547	10,880
Income before income tax expense	137,693	125,148
Income tax expense	29,961	27,565
Net income	$107,732	$97,583
Earnings per share - basic and diluted	$11.23	$10.09
Cash dividends declared per share	$2.50	$2.10
See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(in thousands)	Three Months Ended March 31,
	2024	2023
Net income	$107,732	$97,583
Other comprehensive income (loss):
Pension plans and other postretirement benefits:
Amortization of prior service cost (credit) included in net periodic benefit cost (income), net of income tax expense (benefit) of $(174) in 2024 and $(171) in 2023	(502)	(547)
Amortization of actuarial net loss (gain) included in net periodic benefit cost (income), net of income tax expense (benefit) of $(122) in 2024 and $(118) in 2023	(358)	(375)
Total pension plans and other postretirement benefits	(860)	(922)
Foreign currency translation adjustments, net of income tax expense (benefit) of $(238) in 2024 and $207 in 2023	(6,943)	11,366
Other comprehensive income (loss)	(7,803)	10,444
Comprehensive income	$99,929	$108,027
See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share amounts)	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$117,066	$111,936
Trade and other accounts receivable, less allowance for credit losses	464,687	432,349
Inventories	493,554	456,234
Prepaid expenses and other current assets	44,013	39,051
Total current assets	1,119,320	1,039,570
Property, plant, and equipment, net	761,685	654,747
Intangibles (net of amortization) and goodwill	768,918	124,642
Prepaid pension cost	377,941	370,882
Operating lease right-of-use assets, net	76,186	70,823
Deferred charges and other assets	53,449	48,207
Total assets	$3,157,499	$2,308,871
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$260,451	$231,137
Accrued expenses	72,668	76,546
Dividends payable	21,365	19,212
Income taxes payable	15,403	6,131
Operating lease liabilities	15,505	15,074
Other current liabilities	5,402	16,064
Total current liabilities	390,794	364,164
Long-term debt	1,279,457	643,622
Operating lease liabilities-noncurrent	59,713	55,058
Other noncurrent liabilities	275,247	168,966
Total liabilities	2,005,211	1,231,810
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common stock and paid-in capital (with no par value; authorized shares - 80,000,000; issued and outstanding shares - 9,594,250 at March 31, 2024 and 9,590,086 at December 31, 2023)	1,406	2,130
Accumulated other comprehensive loss	(28,874)	(21,071)
Retained earnings	1,179,756	1,096,002
Total shareholders' equity	1,152,288	1,077,061
Total liabilities and shareholders’ equity	$3,157,499	$2,308,871
See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in thousands, except share and per-share amounts)	Common Stock and Paid-in Capital		Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2022	9,702,147	$0	$(71,995)	$834,402	$762,407
Net income				97,583	97,583
Other comprehensive income (loss)			10,444		10,444
Cash dividends ($2.10 per share)				(20,292)	(20,292)
Repurchases of common stock	(82,486)	(1,223)		(27,525)	(28,748)
Tax withholdings related to stock-based compensation	(2,417)	0		(803)	(803)
Stock-based compensation	8,715	1,223		(14)	1,209
Balance at March 31, 2023	9,625,959	$0	$(61,551)	$883,351	$821,800

Balance at December 31, 2023	9,590,086	$2,130	$(21,071)	$1,096,002	$1,077,061
Net income				107,732	107,732
Other comprehensive income (loss)			(7,803)		(7,803)
Cash dividends ($2.50 per share)				(23,986)	(23,986)
Tax withholdings related to stock-based compensation	(1,816)	(1,118)			(1,118)
Stock-based compensation	5,980	394		8	402
Balance at March 31, 2024	9,594,250	$1,406	$(28,874)	$1,179,756	$1,152,288

See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands)	Three Months Ended March 31,
	2024	2023
Cash and cash equivalents at beginning of year	$111,936	$68,712
Cash flows from operating activities:
Net income	107,732	97,583
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	25,807	20,313
Deferred income tax benefit	(3,899)	(4,932)
Working capital changes	(21,434)	9,795
Cash pension and postretirement contributions	(2,727)	(2,290)
Other, net	(2,640)	(10,554)
Cash provided from (used in) operating activities	102,839	109,915
Cash flows from investing activities:
Capital expenditures	(13,564)	(11,881)
Acquisition of business (net of $15,580 of cash acquired)	(683,924)	0
Cash provided from (used in) investing activities	(697,488)	(11,881)
Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facility	386,000	(46,000)
Proceeds from term loan	250,000	0
Dividends paid	(23,986)	(20,292)
Debt issuance costs	(2,251)	0
Repurchases of common stock	0	(28,479)
Other, net	(8,372)	(2,280)
Cash provided from (used in) financing activities	601,391	(97,051)
Effect of foreign exchange on cash and cash equivalents	(1,612)	420
Increase in cash and cash equivalents	5,130	1,403
Cash and cash equivalents at end of period	$117,066	$70,115
See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Financial Statement Presentation
In the opinion of management, the accompanying consolidated financial statements of NewMarket Corporation and its subsidiaries contain all necessary adjustments for the fair presentation of, in all material respects, our consolidated financial position as of March 31, 2024 and December 31, 2023, our consolidated results of operations, comprehensive income, and changes in shareholders' equity for the three months ended March 31, 2024 and March 31, 2023, and our cash flows for the three months ended March 31, 2024 and March 31, 2023. All adjustments are of a normal, recurring nature, unless otherwise disclosed. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the NewMarket Corporation Annual Report on Form 10-K for the year ended December 31, 2023 (2023 Annual Report), as filed with the Securities and Exchange Commission (SEC). The results of operations for the three month period ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024. The December 31, 2023 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.
Unless the context otherwise indicates, all references to “we,” “us,” “our,” the “company,” and “NewMarket” are to NewMarket Corporation and its consolidated subsidiaries.
Supplier Finance Program
We offer our vendors a supplier finance program, which allows our vendors to receive payment from a third-party finance provider earlier than our normal payment terms would provide. NewMarket and its subsidiaries are not a party to any arrangement between our vendors and the finance provider, and there are no assets pledged as security or other forms of guarantees provided by NewMarket to the finance provider. For those vendors who opt to participate in the program, we pay the finance provider the full amount of the invoices on the normal due date. At both March 31, 2024 and December 31, 2023, the amount of confirmed invoices under the supplier finance program was not material.
2.    Acquisition of Business
On January 16, 2024, we completed the acquisition of all issued and outstanding ownership units of AMPAC Intermediate Holdings, LLC, the ultimate parent company of American Pacific Corporation (AMPAC), for approximately $700 million. Based in Cedar City, Utah, AMPAC has one operating facility from which it manufactures and sells critical specialty materials primarily used in solid rocket motors for space launch and military defense applications. AMPAC is qualified on many NASA and Department of Defense programs and has been serving space launch and national defense programs for more than 60 years. The acquisition of AMPAC expands our presence in mission-critical, resilient sectors. It was funded by cash on hand and borrowings under our then existing revolving credit facility. The purchase consideration is subject to a customary post-closing adjustment for working capital, which is expected to be finalized during the second quarter of 2024.
The preliminary fair values of the assets acquired and the liabilities assumed in the AMPAC acquisition are as follows (in millions):

Cash and cash equivalents	$16
Trade and other accounts receivable, net	6
Inventories	28
Prepaid expenses and other current assets	3
Property, plant, and equipment, net	111
Intangibles and goodwill	650
Deferred charges and other assets	5
Accounts payable	(3)
Accrued expenses	(5)
Other noncurrent liabilities	(111)
Fair value of net assets acquired	$700

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Identified intangible assets acquired consisted of the following (in millions):

	Fair Value	Estimated Useful Lives (in years)
Customer base	$272	17.5
Formulas and technology	60	8
Trademarks and trade names	30	15
Water rights	30	indefinite
	$392
As part of the acquisition, we recorded $258 million of goodwill. The goodwill recognized is attributable to increased access to mission-critical, resilient sectors with a role in global safety, security, and space exploration, as well as the value of the skilled assembled workforce of AMPAC. All of the goodwill recognized is part of the specialty materials segment, and none of the goodwill is deductible for income tax purposes.
The allocation of the purchase price of AMPAC to the tangible and intangible assets acquired and liabilities assumed was developed using preliminary estimates of fair value and based on information currently available. We are continuing to finalize the valuation of certain assets and liabilities and expect to complete our valuations within one year of the date of acquisition. Acquisition-related charges of $1 million consisted primarily of legal and professional fees and are included in selling, general, and administrative expenses in our Consolidated Statements of Income.
We are accounting for this acquisition using the acquisition method of accounting for business combinations under the provisions of Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) Topic 805, Business Combinations (ASC 805) and have included the results of operations of the acquired business in our Consolidated Statement of Income from the date of acquisition, as well as in the specialty materials segment in Note 4. These results include a charge related to the sale of finished goods inventory acquired, which was recorded at fair market value on the acquisition date and sold to customers from the date of acquisition through March 31, 2024. The following table presents the financial results for AMPAC from the date of acquisition through March 31, 2024.

Supplemental Information (in thousands)	January 16 to
AMPAC	March 31, 2024
Net sales	$17,047
Loss before income taxes	(5,001)
The following table presents our estimated unaudited pro forma consolidated results for the three months ended March 31, 2024 and March 31, 2023, assuming the acquisition of AMPAC had occurred on January 1, 2023. The unaudited pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been realized if the acquisition had been completed at the beginning of 2023, nor is it indicative of expected results for any future period. In addition, no effect is given to any future synergistic benefits that could result from the integration of AMPAC into the NewMarket companies.
Unaudited pro forma information for the three months ended March 31, 2024 and March 31, 2023 include adjustments to depreciation and amortization based upon the fair value allocation of the purchase price to AMPAC's tangible and intangible assets acquired and liabilities assumed as though the acquisition had occurred on January 1, 2023, as well as adjustments for debt-related costs and management fees. The acquisition-related costs and the charge related to the fair value adjustment to acquisition-date inventory were recognized in actual results during the three months ended March 31, 2024, but for the presentation below, these costs are excluded from 2024 unaudited pro forma income before income taxes and are instead reflected in 2023 pro forma income before income taxes as though they were incurred during the three months ended March 31, 2023.

Pro Forma Supplemental Information (unaudited) (in thousands)	Three Months Ended
Consolidated	March 31, 2024	March 31, 2023
Net sales	$701,836	$718,983
Income before income taxes	140,004	105,984

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.    Net Sales
Our revenues are predominantly derived from the manufacture and sale of petroleum additives products. We sell petroleum additives products across the world to customers located in the North America (the United States and Canada), Latin America (Mexico, Central America, and South America), Asia Pacific, and EMEAI (Europe/Middle East/Africa/India) regions. Our petroleum additives customers primarily consist of global, national, and independent oil companies. Our petroleum additives contracts generally include one performance obligation, which is satisfied at a point in time when products are shipped, delivered, or consumed by the customer, depending on the underlying contracts.
Additionally, we have revenue from the manufacture and sale of critical specialty materials products used primarily in solid rocket motors for space launch and military defense applications. The sale of specialty materials products is predominantly to customers located in the United States, with limited amounts to customers in other countries. Our specialty materials customers are primarily contractors or subcontractors of the U.S. government. Specialty materials contracts generally include one performance obligation, which is typically satisfied at a point in time when the products are shipped from the plant site.
In limited cases, we collect funds in advance of shipping product to our customers and recognizing the related revenue. These prepayments from customers are recorded as a contract liability until we ship the product and recognize the revenue. Some of our contracts include variable consideration in the form of rebates, tiered pricing, and/or business development funds. We regularly review these and make adjustments to estimated amounts when necessary, recognizing the full amount of any adjustment in the period identified.

The following table provides information on our net sales by geographic area. Information on net sales by segment is presented in Note 4.

	Three Months Ended March 31,
(in thousands)	2024	2023
Net sales
United States	$248,236	$256,398
Europe, Middle East, Africa, India	208,939	204,210
Asia Pacific	156,099	151,949
Other foreign	83,462	90,232
Net sales	$696,736	$702,789
4. Segment Information
The tables below show our consolidated segment results. The “All other” category includes the operations of the antiknock compounds business, as well as certain contracted manufacturing and related services associated with Ethyl Corporation (Ethyl).
Net Sales by Segment

	Three Months Ended March 31,
(in thousands)	2024	2023
Petroleum additives
Lubricant additives	$571,915	$602,574
Fuel additives	105,349	97,417
Total	677,264	699,991
Specialty materials	17,047	0
All other	2,425	2,798
Net sales	$696,736	$702,789

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Segment Operating Profit

	Three Months Ended March 31,
(in thousands)	2024	2023
Petroleum additives	$150,909	$132,068
Specialty materials	(4,967)	0
All other	(81)	(975)
Segment operating profit	145,861	131,093
Corporate, general, and administrative expenses	(5,557)	(6,491)
Interest and financing expenses, net	(15,654)	(10,773)
Other income (expense), net	13,043	11,319
Income before income tax expense	$137,693	$125,148

5.    Pension Plans and Other Postretirement Benefits
The table below shows cash contributions made during the three months ended March 31, 2024, as well as the remaining cash contributions we expect to make during the year ending December 31, 2024, for our domestic and foreign pension plans and domestic postretirement benefit plan.

(in thousands)	Actual Cash Contributions for Three Months Ended March 31, 2024	Expected Remaining Cash Contributions for Year Ending December 31, 2024
Domestic plans
Pension benefits	$793	$3,926
Postretirement benefits	433	1,299
Foreign plans
Pension benefits	1,501	4,033
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

	Domestic
	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,
(in thousands)	2024	2023	2024	2023
Service cost	$3,016	$2,658	$135	$130
Interest cost	5,722	4,536	418	391
Expected return on plan assets	(13,541)	(11,509)	(192)	(202)
Amortization of prior service cost (credit)	47	6	(757)	(757)
Amortization of actuarial net (gain) loss	(457)	(411)	(16)	(76)
Net periodic benefit cost (income)	$(5,213)	$(4,720)	$(412)	$(514)

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Foreign
	Pension Benefits
	Three Months Ended March 31,
(in thousands)	2024	2023
Service cost	$1,087	$1,054
Interest cost	1,618	1,544
Expected return on plan assets	(3,333)	(2,841)
Amortization of prior service cost (credit)	35	34
Amortization of actuarial net (gain) loss	(7)	(6)
Net periodic benefit cost (income)	$(600)	$(215)
6.    Earnings Per Share
We had 34,678 shares of nonvested restricted stock at March 31, 2024 and 34,579 shares of nonvested restricted stock at March 31, 2023 that were excluded from the calculation of diluted earnings per share, as their effect on earnings per share would be anti-dilutive. The nonvested restricted stock is considered a participating security since the restricted stock contains nonforfeitable rights to dividends. As such, we use the two-class method to compute basic and diluted earnings per share for all periods presented since this method yields the most dilutive result. The following table illustrates the earnings allocation method utilized in the calculation of basic and diluted earnings per share.

	Three Months Ended March 31,
(in thousands, except per-share amounts)	2024	2023
Earnings per share numerator:
Net income attributable to common shareholders before allocation of earnings to participating securities	$107,732	$97,583
Earnings allocated to participating securities	(373)	(306)
Net income attributable to common shareholders after allocation of earnings to participating securities	$107,359	$97,277
Earnings per share denominator:
Weighted-average number of shares of common stock outstanding - basic and diluted	9,557	9,643
Earnings per share - basic and diluted	$11.23	$10.09
7.        Inventories

(in thousands)	March 31, 2024	December 31, 2023
Finished goods and work-in-process	$386,068	$351,746
Raw materials	83,606	82,441
Stores, supplies, and other	23,880	22,047
	$493,554	$456,234

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8.    Intangibles (Net of Amortization) and Goodwill
The net carrying amount of intangibles and goodwill was $769 million at March 31, 2024 and $125 million at December 31, 2023. The gross carrying amount and accumulated amortization of each type of intangible asset and goodwill are presented in the table below.

	March 31, 2024		December 31, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Formulas and technology	$60,000	$1,595	$6,200	$6,200
Contract	0	0	2,000	2,000
Customer base	277,440	7,891	5,440	4,539
Trademarks and trade names	30,000	425	0	0
Water rights	29,392		0
Goodwill	381,997		123,741
	$778,829	$9,911	$137,381	$12,739
Of the total intangibles and goodwill, $125 million is attributable to the petroleum additives segment and $644 million is attributable to the specialty materials segment. The change in the gross carrying amount between December 31, 2023 and March 31, 2024 is due to the identifiable intangible assets and goodwill from the acquisition of AMPAC, as well as the write-off of fully amortized identifiable intangible assets and the foreign currency fluctuation on goodwill in the petroleum additives segment. See Note 2 for further information on the intangibles and goodwill obtained with the AMPAC acquisition. There is no accumulated goodwill impairment.
Amortization expense was (in thousands):

Three months ended March 31, 2024	$5,372
Three months ended March 31, 2023	356
Estimated amortization expense for the remainder of 2024, as well as estimated annual amortization expense related to our intangible assets for the next five years, is expected to be (in thousands):

2024	$18,925
2025	25,233
2026	25,233
2027	25,233
2028	25,184
2029	25,043
We amortize the formulas and technology over 8 years, the customer base over 17.5 to 20 years, and the trademarks and trade names over 15 years.
9.    Long-term Debt

(in thousands)	March 31, 2024	December 31, 2023
Senior notes - 2.70% due 2031 (net of related deferred financing costs)	$393,843	$393,622
Senior notes - 3.78% due 2029	250,000	250,000
Term loan (net of related deferred financing costs)	249,614	0
Revolving credit facility	386,000	0
	$1,279,457	$643,622

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Senior Notes - The 2.70% senior notes, which were issued in 2021, are unsecured with an aggregate principal amount of $400 million. The offer and sale of the notes were registered under the Securities Act of 1933, as amended.
The 3.78% senior notes are unsecured and were issued in a 2017 private placement with The Prudential Insurance Company of America and certain other purchasers.
We were in compliance with all covenants under all issuances of senior notes as of March 31, 2024 and December 31, 2023.
Term Loan - On January 22, 2024, NewMarket entered into an unsecured credit agreement for a $250 million term loan (the Term Loan Credit Agreement), which matures on January 22, 2026. We borrowed the entire $250 million available under the Term Loan Credit Agreement and paid financing costs of $0.4 million, which are being amortized over the term of the agreement. NewMarket is required to repay the principal amount borrowed under the term loan in full at maturity. We may, in our sole discretion and subject to the conditions set forth in the Term Loan Credit Agreement, prepay amounts borrowed under the term loan, together with any accrued and unpaid interest, prior to maturity. Any amounts prepaid prior to maturity are not available for additional borrowings by NewMarket.
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
The Term Loan Credit Agreement contains certain customary covenants, including financial covenants, which require NewMarket to maintain a consolidated Leverage Ratio (as defined in the Term Loan Credit Agreement) of no more than 3.75 to 1.00 except during an Increased Leverage Period (as defined in the Term Loan Credit Agreement). We were in compliance with all covenants under the term loan as of March 31, 2024.
Revolving Credit Facility - On January 22, 2024, NewMarket entered into a credit agreement for a new $900 million revolving credit facility (the Revolving Credit Agreement). The revolving credit facility matures on January 22, 2029 and includes a $500 million sublimit for multicurrency borrowings, an initial letter of credit sublimit of $25 million, and a $20 million sublimit for swingline loans. The Revolving Credit Agreement includes an expansion feature allowing us, subject to certain conditions, to request an increase in the aggregate amount of the revolving credit facility or obtain incremental term loans in an amount up to $450 million. We may also request an extension of the maturity date as provided for in the Revolving Credit Agreement. Certain of NewMarket's foreign subsidiaries may, from time to time, become borrowers under the Revolving Credit Agreement. The obligations under the Revolving Credit Agreement are unsecured and are fully and unconditionally guaranteed by NewMarket.
Concurrently with entering into the Revolving Credit Agreement, we terminated our former revolving credit facility dated as of March 5, 2020. Upon termination, we repaid the amount then outstanding under the former revolving credit facility, plus accrued and unpaid interest.
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
The Revolving Credit Agreement contains certain customary covenants, including financial covenants, which require NewMarket to maintain a consolidated Leverage Ratio (as defined in the Revolving Credit Agreement) of no more than 3.75 to 1.00 except during an Increased Leverage Period (as defined in the Revolving Credit Agreement). We were in compliance with all covenants under the revolving credit facility in effect as of March 31, 2024 and December 31, 2023.
We paid financing costs in 2024 of approximately $1.8 million related to this revolving credit facility and carried over deferred financing costs from the former revolving credit facility of approximately $0.4 million, resulting in total deferred financing costs of $2.2 million as of March 31, 2024, which we are amortizing over the term of the Revolving Credit Agreement.
The average interest rate for borrowings under the revolving credit agreements in place during a given period was 6.6% during the first three months of 2024 and 6.2% during the full year of 2023.
Outstanding borrowings under the applicable revolving credit facility amounted to $386 million at March 31, 2024 and none at December 31, 2023. Outstanding letters of credit amounted to approximately $2 million at both March 31, 2024 and

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 31, 2023. The unused portion of the applicable revolving credit facility amounted to $512 million at March 31, 2024 and $898 million at December 31, 2023.
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
Environmental
We are involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination, disposal of hazardous waste, and other environmental matters at several of our current or former facilities, or at third-party sites where we have been designated as a potentially responsible party. While we believe we are currently adequately accrued for known environmental issues, it is possible that unexpected future costs could have a significant impact on our consolidated financial position, results of operations, and cash flows. Our total accruals for environmental remediation, dismantling, and decontamination were approximately $11 million at both March 31, 2024 and December 31, 2023. Of the total accrual, the current portion is included in accrued expenses and the noncurrent portion is included in other noncurrent liabilities on the Condensed Consolidated Balance Sheets.
Our more significant environmental sites include a former plant site in Louisiana and a Houston, Texas plant site. Together, the amounts accrued on a discounted basis related to these sites represented approximately $8 million of the total accrual above at March 31, 2024 and $9 million at December 31, 2023, using discount rates ranging from 3% to 9% for both periods. The aggregate undiscounted amount for these sites was $10 million at March 31, 2024 and $11 million at December 31, 2023.
Leases
At March 31, 2024, we had commitments of approximately $4 million for leases that have not yet commenced.
11.    Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
The balances of, and changes in, the components of accumulated other comprehensive loss, net of tax, consist of the following:

(in thousands)	Pension Plans and Other Postretirement Benefits	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2022	$54,562	$(126,557)	$(71,995)
Other comprehensive income (loss) before reclassifications	0	11,366	11,366
Amounts reclassified from accumulated other comprehensive loss (a)	(922)	0	(922)
Other comprehensive income (loss)	(922)	11,366	10,444
Balance at March 31, 2023	$53,640	$(115,191)	$(61,551)

Balance at December 31, 2023	$79,966	$(101,037)	$(21,071)
Other comprehensive income (loss) before reclassifications	0	(6,943)	(6,943)
Amounts reclassified from accumulated other comprehensive loss (a)	(860)	0	(860)
Other comprehensive income (loss)	(860)	(6,943)	(7,803)
Balance at March 31, 2024	$79,106	$(107,980)	$(28,874)
(a) The pension plan and other postretirement benefit components of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (income). See Note 5 in this Quarterly Report on Form 10-Q and Note 17 in our 2023 Annual Report for further information.

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12.    Fair Value Measurements
The carrying amount of cash and cash equivalents in the Consolidated Balance Sheets, as well as the fair value, was $117 million at March 31, 2024 and $112 million at December 31, 2023. The fair value is classified as Level 1 in the fair value hierarchy.
No material events occurred during the three months ended March 31, 2024 requiring adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.
Long-term debt – We record the carrying amount of our long-term debt at historical cost, less deferred financing costs related to our outstanding senior notes and term loan. The estimated fair value of our long-term debt is shown in the table below and is based primarily on estimated current rates available to us for debt of the same remaining duration and adjusted for nonperformance risk and credit risk. The estimated fair value of our publicly traded outstanding senior notes included in the table below is based on the last quoted price closest to March 31, 2024. The fair value of our debt instruments is classified as Level 2.

	March 31, 2024		December 31, 2023
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$1,279,457	$1,204,870	$643,622	$572,983

13.        Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" (ASU 2023-07). ASU 2023-07 requires expanded disclosures about reportable segments including additional information on segment expenses, expanded interim period disclosures, and an explanation of how the chief operating decision maker utilizes segment information in evaluating segment performance. ASU 2023-07 was effective for our reporting period beginning January 1, 2024 with the interim period requirements effective for our reporting period beginning January 1, 2025. ASU 2023-07 only currently impacts the disclosures in our annual consolidated financial statements, which will be included in our 2024 Annual Report on Form 10-K. We are currently assessing the impact that the adoption of ASU 2023-07 will have on the disclosures in our consolidated financial statements.
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

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This report contains forward-looking statements about future events and expectations within the meaning of the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements on our current expectations and projections about future results. When we use words in this document such as “anticipates,” “intends,” “plans,” “believes,” “estimates,” “projects,” “expects,” “should,” “could,” “may,” “will,” and similar expressions, we do so to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements we make regarding future prospects of growth in the petroleum additives or specialty materials markets, other trends in these markets, our ability to maintain or increase our market share, and our future capital expenditure levels.
We believe our forward-looking statements are based on reasonable expectations and assumptions, within the bounds of what we know about our business and operations. However, we offer no assurance that actual results will not differ materially from our expectations due to uncertainties and factors that are difficult to predict and beyond our control.
Factors that could cause actual results to differ materially from expectations include, but are not limited to, the availability of raw materials and distribution systems; disruptions at production facilities, including single-sourced facilities; hazards common to chemical businesses; the ability to respond effectively to technological changes in our industries; failure to protect our intellectual property rights; sudden, sharp, or prolonged raw material price increases; competition from other manufacturers; current and future governmental regulations; the loss of significant customers; termination or changes to contracts with contractors and subcontractors of the U.S. government or directly with the U.S. government; failure to attract and retain a highly-qualified workforce; an information technology system failure or security breach; the occurrence or threat of extraordinary events, including natural disasters, terrorist attacks, wars, and health-related epidemics; risks related to operating outside of the United States; political, economic, and regulatory factors concerning our products; the impact of substantial indebtedness on our operational and financial flexibility; the impact of fluctuations in foreign exchange rates; resolution of environmental liabilities or legal proceedings; limitation of our insurance coverage; our inability to realize expected benefits from investment in our infrastructure or from acquisitions, or our inability to successfully integrate acquisitions into our business; the underperformance of our pension assets resulting in additional cash contributions to our pension plans; and other factors detailed from time to time in the reports that NewMarket files with the SEC, including the risk factors in Item 1A. “Risk Factors” of our 2023 Annual Report on Form 10-K, which is available to shareholders at www.newmarket.com, as well as Item 1A. "Risk Factors" of this Quarterly Report on Form 10-Q.
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

Overview
When comparing the results of the petroleum additives segment for the first three months of 2024 with the first three months of 2023, net sales were 3.2% lower resulting primarily from lower selling prices, which were partially offset by an increase in product shipments of 4.7%. Petroleum additives operating profit was 14.3% higher when comparing the 2024 and 2023 three months periods, primarily reflecting the favorable impact of lower raw material and operating costs, partially offset by the lower selling prices and product mix.
We completed the acquisition of AMPAC for approximately $700 million on January 16, 2024. See Note 2 for further information on the acquisition. The operations of AMPAC since the date of acquisition are reflected in the specialty materials segment in the Results of Operations section below.
On January 22, 2024, we entered into a new $900 million revolving credit facility, as well as a $250 million unsecured term loan. Concurrently with the entry into the new revolving credit facility, we terminated our former revolving credit facility. See Note 9 for further information on our debt agreements.
We remain challenged by the uncertain global economic environment, but continue to focus on managing our operating costs, our inventory levels, and our portfolio profitability, while continuing our investment in technology.
Despite the challenging economic environment, our financial position remains strong. We have sufficient access to capital, if needed, and do not anticipate any issues with meeting the covenants for all our debt agreements for the foreseeable future.
Our business typically generates significant amounts of cash beyond its operational needs. We continue to invest in and manage our business for the long-term with the goal of helping our customers succeed in their marketplaces. Our investments continue to be in organizational talent, technology development and processes, and global infrastructure.

Results of Operations
Net Sales
Consolidated net sales for the first three months of 2024 totaled $696.7 million, representing a slight decrease of $6.1 million, or 0.9%, from the first three months of 2023. The following table shows net sales by segment and product line. The net sales in the table below for the specialty materials segment only include those since the acquisition of AMPAC on January 16, 2024.

	Three Months Ended March 31,
(in millions)	2024	2023
Petroleum additives
Lubricant additives	$571.9	$602.6
Fuel additives	105.4	97.4
Total	677.3	700.0
Specialty materials	17.0	0
All other	2.4	2.8
Net sales	$696.7	$702.8
Petroleum Additives Segment
The regions in which we operate include North America, Latin America, Asia Pacific, and EMEAI. While there is some fluctuation, the percentage of net sales generated by region remained fairly consistent when comparing the three months of 2024 with the same period in 2023, as well as with the full year of 2023.
Petroleum additives net sales for the first three months of 2024 were $677.3 million, while the first three months of 2023 were $700.0 million, representing a decrease of 3.2%. The North America and Latin America regions reported decreases for the first three months of 2024 compared to the same 2023 period, which was partially offset by smaller increases in the Asia Pacific and EMEAI regions.
The following table details the approximate components of the changes in petroleum additives net sales between the first three months of 2024 and 2023.

(in millions)	Three Months
Period ended March 31, 2023	$700.0
Lubricant additives shipments	4.8
Fuel additives shipments	12.3
Selling prices	(39.3)
Foreign currency impact, net	(0.5)
Period ended March 31, 2024	$677.3
When comparing the first three months of 2024 and 2023, the decrease in petroleum additives net sales was primarily due to lower selling prices, partially offset by increases in both lubricant additives and fuel additives shipments. Foreign currency exchange rates had a small unfavorable impact on net sales. The United States Dollar strengthened against the Indian Rupee, Chinese Renminbi, and Japanese Yen resulting in an unfavorable impact to petroleum additives net sales for the comparative periods but weakened against both the Euro and the Pound Sterling for the same comparison, which substantially offset the unfavorable impact on net sales from the change in the exchange rates of the Rupee, Renminbi, and Yen.
On a worldwide basis, the volume of product shipments for petroleum additives increased 4.7% when comparing the first three months of 2024 and 2023. The increase was in both lubricant additives and fuels additives across all regions except Latin America, which reported a decrease in lubricant additives product shipments, and North America, which reported a decrease in fuel additives product shipments.
Specialty Materials Segment
The specialty materials segment includes the operations of AMPAC, which operates predominantly in the North America region. Total net sales were $17.0 million for the period that we owned AMPAC during the first three months of 2024.

All Other
The “All other” category includes the operations of the antiknock compounds business, as well as certain contracted manufacturing and related services associated with Ethyl.

Segment Operating Profit
NewMarket evaluates the performance of the petroleum additives and specialty materials businesses based on segment operating profit. NewMarket Services Corporation expenses are charged to NewMarket and each subsidiary pursuant to services agreements between the companies. Depreciation on segment property, plant, and equipment, as well as amortization of segment intangible assets and lease right-of-use assets, is included in segment operating profit.
The following table reports segment operating profit for the three months ended March 31, 2024 and March 31, 2023. The amount reported for specialty materials is for the period from January 16, 2024 to March 31, 2024.

	Three Months Ended March 31,
(in millions)	2024	2023
Petroleum additives	$150.9	$132.1
Specialty materials	$(5.0)	$0
All other	$(0.1)	$(1.0)

Petroleum Additives Segment
Petroleum additives segment gross profit increased $16.4 million and operating profit increased $18.8 million when comparing the first three months of 2024 to the first three months of 2023.
The following table presents petroleum additives cost of goods sold as a percentage of net sales and the operating profit margin.

	Three Months Ended March 31,
	2024	2023
Cost of goods sold as a percentage of net sales	68.4%	71.7%
Operating profit margin	22.3%	18.9%
For the rolling four quarters ended March 31, 2024, the operating profit margin for petroleum additives was 20.0%, which is within our historical range of operating profit margin. While operating margins will fluctuate from quarter to quarter due to multiple factors, we believe the fundamentals of our business and industry as a whole are unchanged.
When comparing the first three months of 2024 and 2023, the increase in both gross profit and operating profit primarily included the favorable impact of lower raw material and operating costs, partially offset by lower selling prices and product mix. We remain challenged by the ongoing inflationary environment impacting us. Cost control and margin management remain high priorities for us.
Petroleum additives selling, general, and administrative expenses (SG&A) for the first three months of 2024 were $0.4 million lower than the first three months of 2023. SG&A as a percentage of net sales was 4.8% for the first three months of 2024, and 4.7% for the first three months of 2023. Our SG&A costs are primarily personnel-related and include salaries, benefits, and other costs associated with our workforce, including travel-related expenses. While personnel-related costs fluctuate from period to period, there were no significant changes in the drivers of these costs when comparing the periods.
Our investment in petroleum additives research, development, and testing (R&D) decreased approximately $2.0 million when comparing the first three months periods of 2024 and 2023. As a percentage of net sales, R&D was 4.6% for the first three months of 2024 and 4.7% for the first three months of 2023. Our R&D investments reflect our efforts to support the development of solutions that meet our customers' needs, meet new and evolving standards, and support our expansion into new product areas. Our approach to R&D investments, as it is with SG&A, is one of purposeful spending on programs to support our current product base and to ensure that we develop products to support our customers' programs in the future. R&D investments include personnel-related costs, as well as costs for internal and external testing of our products.
Specialty Materials Segment
The specialty materials segment reported an operating loss of $5.0 million for the period from the AMPAC acquisition date of January 16, 2024 to March 31, 2024. The loss is primarily due to the sale of AMPAC finished goods inventory that we acquired, which was recorded at fair market value on the acquisition date and sold to customers from the date of acquisition through March 31, 2024.

The following discussion references certain captions on the Consolidated Statements of Income.

Interest and Financing Expenses, Net
Interest and financing expenses were $15.7 million for the first three months of 2024 and $10.8 million for the first three months of 2023. The increase for the three months comparison resulted from both higher average debt outstanding and a higher average interest rate. Capitalized interest, as well as amortization and fees were also unfavorable.

Other Income (Expense), Net
Other income (expense), net was income of $12.5 million for the first three months of 2024 and $10.9 million for the first three months of 2023. The amounts for both the 2024 and 2023 three months periods primarily reflect the components of net periodic benefit cost (income), except for service cost, from defined benefit pension and postretirement plans. See Note 5 for further information on total periodic benefit cost (income).

Income Tax Expense
Income tax expense was $30.0 million for the first three months of 2024 and $27.6 million for the first three months of 2023. The effective tax rate was 21.8% for the first three months of 2024 and 22.0% for the first three months of 2023. Income tax expense increased $2.8 million due to higher income before income tax expense, which was partially offset by a $0.4 million decrease caused by the lower effective tax rate.
On October 8, 2021, almost all members of the Organisation for Economic Co-operation and Development (OECD) reached an agreement on a two-pillar approach to international tax reform, including the establishment of a 15% global minimum tax for large multinational entities. Several jurisdictions in which we operate have adopted or are in the process of adopting this global minimum tax, with effective dates in 2024 or 2025. We are continuing to monitor the legislation in these jurisdictions and have recognized an immaterial impact to our effective tax rate and income tax liabilities related to the enactment of these rules for the first three months of 2024.

Cash Flows, Financial Condition, and Liquidity
Cash and cash equivalents at March 31, 2024 were $117.1 million, an increase of $5.1 million since December 31, 2023.
Cash and cash equivalents held by our foreign subsidiaries amounted to $103.1 million at March 31, 2024 and $86.5 million at December 31, 2023. Periodically, we repatriate cash from our foreign subsidiaries to the United States through intercompany dividends and loans. We do not anticipate significant tax consequences from future distributions of foreign earnings.
A portion of our foreign cash balances is associated with earnings that we have asserted are indefinitely reinvested. We plan to use these indefinitely reinvested earnings to support growth outside of the United States through funding of operating expenses, research and development expenses, capital expenditures, and other cash needs of our foreign subsidiaries.
We expect that cash from operations, together with borrowing available under our revolving credit facility, will continue to be sufficient to cover our operating needs including planned short-term and long-term capital expenditures.
Cash Flows – Operating Activities
Cash provided from operating activities for the first three months of 2024 was $102.8 million, including $21.4 million of higher working capital requirements. The $21.4 million excluded a favorable foreign currency impact to the components of working capital on the balance sheet.
The working capital of AMPAC is included in our consolidated balance sheet at March 31, 2024. Excluding the impact of AMPAC working capital, when comparing the March 31, 2024 balances with those at December 31, 2023, the most significant changes in working capital included increases in trade and other accounts receivable and accounts payable, and a decrease in accrued expenses. The increase in trade and other accounts receivable primarily reflects higher sales during the first three months of 2024 compared to the fourth quarter of 2023. The increase in accounts payable is primarily the result of increased purchases during the first three months of 2024 and normal invoice payment timing. The change in accrued expenses primarily reflects normal payments related to rebate payments to customers, interest payments on our long-term debt and personnel payments.

Including cash and cash equivalents, as well as the impact of changes in foreign currency exchange rates on the balance sheet, we had total working capital of $728.5 million at March 31, 2024 and $675.4 million at December 31, 2023. The current ratio was 2.86 at March 31, 2024 and 2.85 at December 31, 2023.
Cash Flows – Investing Activities
Cash used in investing activities totaled $697.5 million during the first three months of 2024, comprised of the acquisition of AMPAC for $683.9 million (net of cash acquired) and capital expenditures of $13.6 million. We expect that our total capital spending during 2024 will be in the $50 million to $70 million range and will include several improvements to our manufacturing and R&D infrastructure around the world. We expect to continue to finance capital spending through cash on hand and cash provided from operations, together with borrowing available under our revolving credit facility.
Cash Flows – Financing Activities
Cash provided from financing activities during the first three months of 2024 amounted to $601.4 million. These cash flows primarily included net borrowings of $386.0 million on the revolving credit facility and proceeds of $250 million from the term loan, partially offset by cash dividends of $24.0 million.
Debt
Our long-term debt was $1.3 billion at March 31, 2024 compared to $643.6 million at December 31, 2023.
On January 22, 2024, we entered into a new $900 million revolving credit facility, as well as a $250 million unsecured term loan. Concurrently with the entry into the new revolving credit facility, we terminated our former revolving credit facility. See Note 9 for additional information on the 2.70% senior notes, 3.78% senior notes, term loan, and revolving credit facility, including the unused portion of our revolving credit facility.
All of our senior notes, the term loan, and the revolving credit facility contain covenants, representations, and events of default that management considers typical of credit arrangements of this nature. The covenants under the 3.78% senior notes, as well as the term loan, include negative covenants, certain financial covenants, and events of default which are substantially similar to the covenants and events of default in our revolving credit facility.
The revolving credit facility contains financial covenants that require NewMarket to maintain a consolidated Leverage Ratio (as defined in the agreement) of no more than 3.75 to 1.00, except during an Increased Leverage Period (as defined in the agreement) at the end of each quarter. At March 31, 2024, the Leverage Ratio was 1.92 under the revolving credit facility.
At March 31, 2024, we were in compliance with all covenants under the 3.78% senior notes, 2.70% senior notes, term loan, and revolving credit facility.
As a percentage of total capitalization (total long-term debt and shareholders’ equity), our total long-term debt increased from 37.4% at December 31, 2023 to 52.6% at March 31, 2024. The change resulted primarily from the increase in outstanding revolving credit facility and term loan borrowings, partially offset by the increase in shareholders' equity. The increase in shareholders’ equity primarily reflects our earnings, partially offset by the impact of foreign currency translation adjustments and dividend payments. Generally, we repay any outstanding long-term debt with cash from operations or refinancing activities.

Critical Accounting Policies and Estimates
This Form 10-Q and our 2023 Annual Report on Form 10-K include discussions of our accounting policies, as well as methods and estimates used in the preparation of our financial statements. We also provided a discussion of Critical Accounting Policies and Estimates in our 2023 Annual Report on Form 10-K. The following provides an update to the information related to intangibles, net of amortization, and goodwill provided in the Critical Accounting Policies and Estimates section of our 2023 Annual Report on Form 10-K.
We have certain identifiable intangibles amounting to $386.9 million and goodwill amounting to $382.0 million at March 31, 2024 that are discussed in Note 8. Of these identifiable intangibles and goodwill, $124.6 million relate to our petroleum additives business and $644.3 million relate to the specialty materials business. The amortizable identifiable intangibles have remaining lives of up to approximately 17 years. We continue to assess the markets related to the intangibles and goodwill, as well as their specific values and evaluate the intangibles and goodwill for any potential impairment when significant events or circumstances occur that might impair the value of these assets. We have concluded the values are appropriate, as are the amortization periods for the intangibles. However, if conditions were to substantially deteriorate in the petroleum additives or specialty materials markets, it could possibly cause a decrease in the estimated useful lives of the intangible assets or result in a noncash write-off of all or a portion of the intangibles and goodwill carrying amounts. A reduction in the amortization period of the intangibles would have no effect on cash flows. We do not anticipate such a change in market conditions in the near term.

Recent Accounting Pronouncements
For a full discussion of the more significant recently issued accounting standards, see Note 13.

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
We expect our petroleum additives segment to experience impacts to its operating performance during 2024 due to the uncertain global economic environment in which we operate, as we continue to see challenges with inflationary trends impacting our operating costs and raw material prices. As a result, we will continue to focus on cost control and operating profit margin recovery throughout the year. We expect over the long-term that the petroleum additives market will grow annually up to 2%. We plan to exceed that growth rate in our petroleum additives segment.
Over the past several years we have made significant investments in our petroleum additives business as the industry fundamentals remain positive. These investments have been and will continue to be in organizational talent, technology development and processes, and global infrastructure, consisting of technical centers, production capability and geographic expansion. We intend to utilize these investments to improve our ability to deliver the solutions that our customers value, expand our global reach, and enhance our operating results. We will continue to invest in our capabilities to provide even better value, service, technology, and customer solutions.
We anticipate continued strength in our petroleum additives segment in 2024 and also look forward to the ongoing integration of AMPAC into our business during the year. While we may see substantial variation in quarterly results for AMPAC on an ongoing basis due to the nature of its business, we anticipate full year results to be consistent with our pre-acquisition expectations.
Our business typically generates significant amounts of cash beyond its operational needs. We regularly review our many internal opportunities to utilize excess cash from technological, geographic, production capability, and product line perspectives. We believe our capital spending is creating the capability we need to grow and support our customers worldwide, and our research and development investments are positioning us well to provide added value to our customers.
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

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk
At March 31, 2024, there were no material changes in our market risk from the information provided in the 2023 Annual Report except for a change in interest rate risk for our variable rate debt.
At December 31, 2023, we had no outstanding variable rate debt under our revolving credit facility. As such, we had no interest rate risk on variable rate debt at December 31, 2023. At March 31, 2024, we had $386 million outstanding under our revolving credit facility and $250 million outstanding under the term loan. Holding all other variables constant at March 31, 2024, if the variable portion of the interest rates hypothetically increased 10%, the effect on our earnings and cash flow would be $3.8 million.

ITEM 4.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain a system of internal control over financial reporting to provide reasonable, but not absolute, assurance of the reliability of the financial records and the protection of assets. Under Rule 13a-15(b) of the Securities Exchange Act of 1934 (the Exchange Act), we carried out an evaluation, with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level. As permitted by SEC guidance, the scope of this evaluation did not include the disclosure controls and procedures of AMPAC related to our internal controls over financial reporting. See Note 2 for further information on this acquisition.
Other than the changes arising from the ongoing integration activities associated with the AMPAC acquisition, there has been no change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, which occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION
ITEM 1.     Legal Proceedings
There have been no material changes to our legal proceedings as disclosed in "Legal Proceedings" in Item 3 of Part I of the 2023 Annual Report.

ITEM 1A.    Risk Factors
Except as highlighted below, there were no material changes during the three months ended March 31, 2024 to the risk factors disclosed in Item 1A - Risk Factors in our 2023 Annual Report on Form 10-K.
A significant portion of our specialty materials business conducted through AMPAC is under contracts with contractors or subcontractors of the U.S. government. These contracts are impacted by governmental priorities and are subject to potential fluctuations in funding or early termination, including for convenience, any of which could have a material adverse effect on our results of operations, financial condition, or cash flows.
Sales to U.S. government contractors and subcontractors, as well as directly to the U.S. government, represent a significant portion of our specialty materials business conducted through AMPAC. Funding of U.S. governmental programs is generally subject to annual congressional appropriations, which are subject to change. In the case of major programs, U.S. government contracts are usually incrementally funded. In addition, U.S. government expenditures for defense and space programs may fluctuate from year to year, and specific programs may be terminated or curtailed. The U.S. government often has the ability to terminate contracts, in whole or in part, for convenience. If this were to occur, the full profit anticipated under a given contract is unlikely to be realized. A shift in governmental priorities, programs, strategies, or funding levels impacting the defense and space industries more generally or the specific areas of those industries in which we operate could negatively affect our results of operations, financial condition, or cash flows.

ITEM 5.    Other Information
During the quarter ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of NewMarket Corporation adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) or Regulation S-K.

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

NEWMARKET CORPORATION
(Registrant)

Date: April 25, 2024	By: /s/ William J. Skrobacz
William J. Skrobacz
Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: April 25, 2024	By: /s/ Gail C. Ridgeway
Gail C. Ridgeway
Controller
(Principal Accounting Officer)