Form 10-Q
period 2024-06-30
NEWMARKET CORP
filed 2024-07-30
CIK 1282637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Yes  ☐ No  ☒
Number of shares of common stock, with no par value, outstanding as of June 30, 2024: 9,594,110

NEWMARKET CORPORATION

INDEX

PART I.    FINANCIAL INFORMATION
ITEM 1.     Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(in thousands, except per-share amounts)	Second Quarter Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales	$710,228	$685,130	$1,406,964	$1,387,919
Cost of goods sold	491,773	489,492	972,144	994,237
Gross profit	218,455	195,638	434,820	393,682
Selling, general, and administrative expenses	42,840	37,438	87,205	77,285
Research, development, and testing expenses	28,663	33,958	59,863	67,114
Operating profit	146,952	124,242	287,752	249,283
Interest and financing expenses, net	15,910	10,255	31,564	21,028
Other income (expense), net	11,952	10,723	24,499	21,603
Income before income tax expense	142,994	124,710	280,687	249,858
Income tax expense	31,374	25,086	61,335	52,651
Net income	$111,620	$99,624	$219,352	$197,207
Earnings per share - basic and diluted	$11.63	$10.36	$22.87	$20.45
Cash dividends declared per share	$2.50	$2.25	$5.00	$4.35
See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(in thousands)	Second Quarter Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$111,620	$99,624	$219,352	$197,207
Other comprehensive income (loss):
Pension plans and other postretirement benefits:
Amortization of prior service cost (credit) included in net periodic benefit cost (income), net of income tax expense (benefit) of $(173) in second quarter 2024, $(170) in second quarter 2023, $(347) in six months 2024, and $(341) in six months 2023.	(502)	(546)	(1,004)	(1,093)
Amortization of actuarial net loss (gain) included in net periodic benefit cost (income), net of income tax expense (benefit) of $(122) in second quarter 2024, $(119) in second quarter 2023, $(244) in six months 2024, and $(237) in six months 2023.	(357)	(374)	(715)	(749)
Total pension plans and other postretirement benefits	(859)	(920)	(1,719)	(1,842)
Foreign currency translation adjustments, net of income tax expense (benefit) of $(850) in second quarter 2024, $491 in second quarter 2023, $(1,088) in six months 2024, and $698 in six months 2023.	(4,364)	7,714	(11,307)	19,080
Other comprehensive income (loss)	(5,223)	6,794	(13,026)	17,238
Comprehensive income	$106,397	$106,418	$206,326	$214,445
See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share amounts)	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$87,632	$111,936
Trade and other accounts receivable, less allowance for credit losses	495,516	432,349
Inventories	492,638	456,234
Prepaid expenses and other current assets	39,455	39,051
Total current assets	1,115,241	1,039,570
Property, plant, and equipment, net	759,357	654,747
Intangibles (net of amortization) and goodwill	763,467	124,642
Prepaid pension cost	385,363	370,882
Operating lease right-of-use assets, net	73,867	70,823
Deferred charges and other assets	52,776	48,207
Total assets	$3,150,071	$2,308,871
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$270,789	$231,137
Accrued expenses	85,114	76,546
Dividends payable	21,410	19,212
Income taxes payable	15,097	6,131
Operating lease liabilities	14,866	15,074
Other current liabilities	12,240	16,064
Total current liabilities	419,516	364,164
Long-term debt	1,172,732	643,622
Operating lease liabilities-noncurrent	58,009	55,058
Other noncurrent liabilities	264,466	168,966
Total liabilities	1,914,723	1,231,810
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common stock and paid-in capital (with no par value; authorized shares - 80,000,000; issued and outstanding shares - 9,594,110 at June 30, 2024 and 9,590,086 at December 31, 2023)	2,052	2,130
Accumulated other comprehensive loss	(34,097)	(21,071)
Retained earnings	1,267,393	1,096,002
Total shareholders' equity	1,235,348	1,077,061
Total liabilities and shareholders’ equity	$3,150,071	$2,308,871
See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in thousands, except share and per-share amounts)	Common Stock and Paid-in Capital		Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at March 31, 2023	9,625,959	$0	$(61,551)	$883,351	$821,800
Net income				99,624	99,624
Other comprehensive income (loss)			6,794		6,794
Cash dividends ($2.25 per share)				(21,587)	(21,587)
Repurchases of common stock	(36,589)	(634)		(13,894)	(14,528)
Stock-based compensation	(131)	634		3	637
Balance at June 30, 2023	9,589,239	$0	$(54,757)	$947,497	$892,740

Balance at March 31, 2024	9,594,250	$1,406	$(28,874)	$1,179,756	$1,152,288
Net income				111,620	111,620
Other comprehensive income (loss)			(5,223)		(5,223)
Cash dividends ($2.50 per share)				(23,986)	(23,986)
Stock-based compensation	(140)	646		3	649
Balance at June 30, 2024	9,594,110	$2,052	$(34,097)	$1,267,393	$1,235,348

Balance at December 31, 2022	9,702,147	$0	$(71,995)	$834,402	$762,407
Net income				197,207	197,207
Other comprehensive income (loss)			17,238		17,238
Cash dividends ($4.35 per share)				(41,879)	(41,879)
Repurchases of common stock	(119,075)	(1,857)		(41,419)	(43,276)
Tax withholdings related to stock-based compensation	(2,417)	0		(803)	(803)
Stock-based compensation	8,584	1,857		(11)	1,846
Balance at June 30, 2023	9,589,239	$0	$(54,757)	$947,497	$892,740

Balance at December 31, 2023	9,590,086	$2,130	$(21,071)	$1,096,002	$1,077,061
Net income				219,352	219,352
Other comprehensive income (loss)			(13,026)		(13,026)
Cash dividends ($5.00 per share)				(47,972)	(47,972)
Tax withholdings related to stock-based compensation	(1,816)	(1,118)			(1,118)
Stock-based compensation	5,840	1,040		11	1,051
Balance at June 30, 2024	9,594,110	$2,052	$(34,097)	$1,267,393	$1,235,348

See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands)	Six Months Ended June 30,
	2024	2023
Cash and cash equivalents at beginning of year	$111,936	$68,712
Cash flows from operating activities:
Net income	219,352	197,207
Adjustments to reconcile net income to cash provided from operating activities:
Depreciation and amortization	55,130	40,558
Deferred income tax benefit	(7,461)	(11,301)
Working capital changes	(40,696)	52,494
Cash pension and postretirement contributions	(5,781)	(5,020)
Other, net	(2,741)	(11,548)
Cash provided from (used in) operating activities	217,803	262,390
Cash flows from investing activities:
Capital expenditures	(28,533)	(26,006)
Acquisition of business (net of $15,588 of cash acquired)	(681,479)	0
Cash provided from (used in) investing activities	(710,012)	(26,006)
Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facility	279,000	(88,000)
Proceeds from term loan	250,000	0
Dividends paid	(47,972)	(41,879)
Debt issuance costs	(2,251)	0
Repurchases of common stock	0	(42,864)
Other, net	(8,294)	(2,986)
Cash provided from (used in) financing activities	470,483	(175,729)
Effect of foreign exchange on cash and cash equivalents	(2,578)	1,556
(Decrease) increase in cash and cash equivalents	(24,304)	62,211
Cash and cash equivalents at end of period	$87,632	$130,923
See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Financial Statement Presentation
In the opinion of management, the accompanying consolidated financial statements of NewMarket Corporation and its subsidiaries contain all necessary adjustments for the fair presentation of, in all material respects, our consolidated financial position as of June 30, 2024 and December 31, 2023, our consolidated results of operations, comprehensive income, and changes in shareholders' equity for the second quarter and six months ended June 30, 2024 and June 30, 2023, and our cash flows for the six months ended June 30, 2024 and June 30, 2023. All adjustments are of a normal, recurring nature, unless otherwise disclosed. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the NewMarket Corporation Annual Report on Form 10-K for the year ended December 31, 2023 (2023 Annual Report), as filed with the Securities and Exchange Commission (SEC). The results of operations for the six month period ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024. The December 31, 2023 condensed consolidated balance sheet data was derived from the audited financial statements included in the 2023 Annual Report but does not include all disclosures required by accounting principles generally accepted in the United States of America.
Unless the context otherwise indicates, all references to “we,” “us,” “our,” the “company,” and “NewMarket” are to NewMarket Corporation and its consolidated subsidiaries.
Supplier Finance Program
We offer our vendors a supplier finance program, which allows our vendors to receive payment from a third-party finance provider earlier than our normal payment terms would provide. NewMarket and its subsidiaries are not a party to any arrangement between our vendors and the finance provider, and there are no assets pledged as security or other forms of guarantees provided by NewMarket to the finance provider. For those vendors who opt to participate in the program, we pay the finance provider the full amount of the invoices on the normal due date. At both June 30, 2024 and December 31, 2023, the amount of confirmed invoices under the supplier finance program was not material.
2.    Acquisition of Business
On January 16, 2024, we completed the acquisition of all issued and outstanding ownership units of AMPAC Intermediate Holdings, LLC, the ultimate parent company of American Pacific Corporation (AMPAC), for approximately $697 million. Based in Cedar City, Utah, AMPAC has one operating facility from which it manufactures and sells critical specialty materials primarily used in solid rocket motors for space launch and military defense applications. AMPAC is qualified on many NASA and Department of Defense programs and has been serving space launch and national defense programs for more than 60 years. The acquisition of AMPAC expands our presence in mission-critical, resilient sectors. It was funded by cash on hand and borrowings under our then existing revolving credit facility. The purchase consideration was subject to a customary post-closing adjustment for working capital, which was finalized during the second quarter of 2024.
The preliminary fair values of the assets acquired and the liabilities assumed in the AMPAC acquisition are as follows (in millions):

Cash and cash equivalents	$16
Trade and other accounts receivable, net	6
Inventories	25
Prepaid expenses and other current assets	3
Property, plant, and equipment, net	111
Intangibles and goodwill	650
Deferred charges and other assets	5
Accounts payable	(3)
Accrued expenses	(5)
Other noncurrent liabilities	(111)
Fair value of net assets acquired	$697

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Identified intangible assets acquired consisted of the following (in millions):

	Fair Value	Estimated Useful Lives (in years)
Customer base	$275	17.5
Formulas and technology	60	8
Trademarks and trade names	30	15
Water rights	29	indefinite
	$394
As part of the acquisition, we recorded $256 million of goodwill. The goodwill recognized is attributable to increased access to mission-critical, resilient sectors with a role in global safety, security, and space exploration, as well as the value of the skilled assembled workforce of AMPAC. All of the goodwill recognized is part of the specialty materials segment, and none of the goodwill is deductible for income tax purposes.
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
We are accounting for this acquisition using the acquisition method of accounting for business combinations under the provisions of Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) Topic 805, Business Combinations (ASC 805) and have included the results of operations of the acquired business in our Consolidated Statement of Income from the date of acquisition, as well as in the specialty materials segment in Note 4. These results include a charge related to the sale of finished goods inventory acquired, which was recorded at fair value on the acquisition date and sold to customers from the date of acquisition through June 30, 2024. The following table presents the financial results in thousands for AMPAC from the date of acquisition through June 30, 2024 and for the second quarter ended June 30, 2024.

AMPAC	Second Quarter Ended June 30, 2024	January 16 to June 30, 2024
Net sales	$38,010	$55,057
Income (loss) before income taxes	4,923	(78)
The following table presents our estimated unaudited pro forma consolidated results for the second quarter and six months ended June 30, 2024 and June 30, 2023, assuming the acquisition of AMPAC had occurred on January 1, 2023. The unaudited pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been realized if the acquisition had been completed at the beginning of 2023, nor is it indicative of expected results for any future period. In addition, no effect is given to any future synergistic benefits that could result from the integration of AMPAC into NewMarket.
Unaudited pro forma information for the second quarter and six months ended June 30, 2024 and June 30, 2023 includes adjustments to depreciation and amortization based upon the fair value allocation of the purchase price to AMPAC's tangible and intangible assets acquired and liabilities assumed as though the acquisition had occurred on January 1, 2023, as well as adjustments for debt-related costs and management fees. The acquisition-related costs and the charge related to the fair value adjustment to acquisition-date inventory were recognized in actual results during the second quarter and six months ended June 30, 2024, but for the presentation below, these costs are excluded from 2024 unaudited pro forma income before income taxes and are instead reflected in 2023 pro forma income before income taxes as though they were incurred during the second quarter and six months ended June 30, 2023.

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Pro Forma Supplemental Information (unaudited) (in thousands)
	Second Quarter Ended June 30,		Six Months Ended June 30,
Consolidated	2024	2023	2024	2023
Net sales	$710,228	$707,196	$1,412,064	$1,426,179
Income before income taxes	144,971	113,162	284,975	219,146
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
In limited cases, we collect funds in advance of shipping product to our customers and recognizing the related revenue. These prepayments from customers are recorded as a contract liability until we recognize the revenue. Prepayments from our customers totaled $6.5 million at June 30, 2024, primarily from specialty materials segment customers, and $0.3 million at December 31, 2023. Some of our contracts also include variable consideration in the form of rebates, tiered pricing, and/or business development funds. We regularly review these and make adjustments to estimated amounts when necessary, recognizing the full amount of any adjustment in the period identified.

The following table provides information on our net sales by geographic area. Information on net sales by segment is presented in Note 4.

	Second Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Net sales
United States	$273,483	$242,610	$521,719	$499,008
Europe, Middle East, Africa, India	202,351	202,860	411,290	407,070
Asia Pacific	149,003	152,239	305,102	304,188
Other foreign	85,391	87,421	168,853	177,653
Net sales	$710,228	$685,130	$1,406,964	$1,387,919

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4. Segment Information
The tables below show our consolidated segment results. The “All other” category includes the operations of the antiknock compounds business, as well as certain contracted manufacturing and related services associated with Ethyl Corporation (Ethyl).
Net Sales by Segment

	Second Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Petroleum additives
Lubricant additives	$575,194	$588,506	$1,147,109	$1,191,080
Fuel additives	94,632	95,463	199,981	192,880
Total	669,826	683,969	1,347,090	1,383,960
Specialty materials	38,010	0	55,057	0
All other	2,392	1,161	4,817	3,959
Net sales	$710,228	$685,130	$1,406,964	$1,387,919

Segment Operating Profit

	Second Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Petroleum additives	$147,819	$132,138	$298,728	$264,206
Specialty materials	4,972	0	5	0
All other	(1,374)	(1,022)	(1,455)	(1,997)
Segment operating profit	151,417	131,116	297,278	262,209
Corporate, general, and administrative expenses	(3,985)	(6,810)	(9,542)	(13,301)
Interest and financing expenses, net	(15,910)	(10,255)	(31,564)	(21,028)
Other income (expense), net	11,472	10,659	24,515	21,978
Income before income tax expense	$142,994	$124,710	$280,687	$249,858

5.    Pension Plans and Other Postretirement Benefits
The table below shows cash contributions made during the six months ended June 30, 2024, as well as the remaining cash contributions we expect to make during the year ending December 31, 2024, for our domestic and foreign pension plans and domestic postretirement benefit plan.

(in thousands)	Actual Cash Contributions for Six Months Ended June 30, 2024	Expected Remaining Cash Contributions for Year Ending December 31, 2024
Domestic plans
Pension benefits	$2,373	$1,992
Postretirement benefits	790	790
Foreign plans
Pension benefits	2,618	2,375

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

	Domestic
	Pension Benefits		Postretirement Benefits
	Second Quarter Ended June 30,
(in thousands)	2024	2023	2024	2023
Service cost	$3,062	$2,659	$134	$130
Interest cost	5,927	4,536	418	391
Expected return on plan assets	(13,724)	(11,510)	(193)	(201)
Amortization of prior service cost (credit)	46	6	(757)	(757)
Amortization of actuarial net (gain) loss	(458)	(412)	(15)	(75)
Net periodic benefit cost (income)	$(5,147)	$(4,721)	$(413)	$(512)

	Domestic
	Pension Benefits		Postretirement Benefits
	Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Service cost	$6,078	$5,317	$269	$260
Interest cost	11,649	9,072	836	782
Expected return on plan assets	(27,265)	(23,019)	(385)	(403)
Amortization of prior service cost (credit)	93	12	(1,514)	(1,514)
Amortization of actuarial net (gain) loss	(915)	(823)	(31)	(151)
Net periodic benefit cost (income)	$(10,360)	$(9,441)	$(825)	$(1,026)

	Foreign
	Pension Benefits
	Second Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Service cost	$1,075	$1,074	$2,162	$2,128
Interest cost	1,608	1,577	3,226	3,121
Expected return on plan assets	(3,316)	(2,899)	(6,649)	(5,740)
Amortization of prior service cost (credit)	35	34	70	68
Amortization of actuarial net (gain) loss	(6)	(6)	(13)	(12)
Net periodic benefit cost (income)	$(604)	$(220)	$(1,204)	$(435)
6.    Earnings Per Share
We had 34,538 shares of nonvested restricted stock at June 30, 2024 and 34,448 shares of nonvested restricted stock at June 30, 2023 that were excluded from the calculation of diluted earnings per share, as their effect on earnings per share would be anti-dilutive. The nonvested restricted stock is considered a participating security since the restricted stock contains nonforfeitable rights to dividends. As such, we use the two-class method to compute basic and diluted earnings per share for all periods presented since this method yields the most dilutive result. The following table illustrates the earnings allocation method utilized in the calculation of basic and diluted earnings per share.

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Second Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per-share amounts)	2024	2023	2024	2023
Earnings per share numerator:
Net income attributable to common shareholders before allocation of earnings to participating securities	$111,620	$99,624	$219,352	$197,207
Earnings allocated to participating securities	(400)	(356)	(773)	(662)
Net income attributable to common shareholders after allocation of earnings to participating securities	$111,220	$99,268	$218,579	$196,545
Earnings per share denominator:
Weighted-average number of shares of common stock outstanding - basic and diluted	9,560	9,577	9,559	9,610
Earnings per share - basic and diluted	$11.63	$10.36	$22.87	$20.45
7.        Inventories

(in thousands)	June 30, 2024	December 31, 2023
Finished goods and work-in-process	$375,987	$351,746
Raw materials	91,370	82,441
Stores, supplies, and other	25,281	22,047
	$492,638	$456,234
8.    Intangibles (Net of Amortization) and Goodwill
The net carrying amount of intangibles and goodwill was $763 million at June 30, 2024 and $125 million at December 31, 2023. The gross carrying amount and accumulated amortization of each type of intangible asset and goodwill are presented in the table below.

	June 30, 2024		December 31, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Formulas and technology	$60,000	$3,470	$6,200	$6,200
Contract	0	0	2,000	2,000
Customer bases	280,440	11,904	5,440	4,539
Trademarks and trade names	30,000	925	0	0
Water rights	29,392		0
Goodwill	379,934		123,741
	$779,766	$16,299	$137,381	$12,739
Of the total intangibles and goodwill, $124 million is attributable to the petroleum additives segment and $639 million is attributable to the specialty materials segment. The change in the gross carrying amount between December 31, 2023 and June 30, 2024 is due to the identifiable intangible assets and goodwill from the acquisition of AMPAC, as well as the write-off of fully amortized identifiable intangible assets and the foreign currency fluctuation on goodwill in the petroleum additives segment. See Note 2 for further information on the intangibles and goodwill obtained with the AMPAC acquisition. There is no accumulated goodwill impairment.

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Amortization expense was (in thousands):

Second quarter ended June 30, 2024	$6,388
Six months ended June 30, 2024	11,760
Second quarter ended June 30, 2023	355
Six months ended June 30, 2023	711
Estimated amortization expense for the remainder of 2024, as well as estimated annual amortization expense related to our intangible assets for the next five years, is expected to be (in thousands):

2024	$12,694
2025	25,404
2026	25,404
2027	25,404
2028	25,355
2029	25,214
We amortize the formulas and technology over 8 years, the customer bases over 17.5 to 20 years, and the trademarks and trade names over 15 years.
9.    Long-term Debt

(in thousands)	June 30, 2024	December 31, 2023
Senior notes - 2.70% due 2031 (net of related deferred financing costs)	$394,064	$393,622
Senior notes - 3.78% due 2029	250,000	250,000
Term loan (net of related deferred financing costs)	249,668	0
Revolving credit facility	279,000	0
	$1,172,732	$643,622
Senior Notes - The 2.70% senior notes, which were issued in 2021, are unsecured with an aggregate principal amount of $400 million. The offer and sale of the notes were registered under the Securities Act of 1933, as amended.
The 3.78% senior notes are unsecured and were issued in a 2017 private placement with The Prudential Insurance Company of America and certain other purchasers.
We were in compliance with all covenants under all issuances of senior notes as of June 30, 2024 and December 31, 2023.
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
The Term Loan Credit Agreement contains certain customary covenants, including financial covenants, which require NewMarket to maintain a consolidated Leverage Ratio (as defined in the Term Loan Credit Agreement) of no more than 3.75 to 1.00 except during an Increased Leverage Period (as defined in the Term Loan Credit Agreement). We were in compliance with all covenants under the term loan as of June 30, 2024.

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
The Revolving Credit Agreement contains certain customary covenants, including financial covenants, which require NewMarket to maintain a consolidated Leverage Ratio (as defined in the Revolving Credit Agreement) of no more than 3.75 to 1.00 except during an Increased Leverage Period (as defined in the Revolving Credit Agreement). We were in compliance with all covenants under the revolving credit facility in effect as of June 30, 2024 and December 31, 2023.
We paid financing costs in 2024 of approximately $1.8 million related to this revolving credit facility and carried over deferred financing costs from the former revolving credit facility of approximately $0.4 million, resulting in total deferred financing costs of $2.2 million as of June 30, 2024, which we are amortizing over the term of the Revolving Credit Agreement.
The average interest rate for borrowings under the revolving credit agreements in place during a given period was 6.6% during the first six months of 2024 and 6.2% during the full year of 2023.
Outstanding borrowings under the applicable revolving credit facility amounted to $279 million at June 30, 2024 and none at December 31, 2023. Outstanding letters of credit amounted to approximately $2 million at both June 30, 2024 and December 31, 2023. The unused portion of the applicable revolving credit facility amounted to $619 million at June 30, 2024 and $898 million at December 31, 2023.
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
Environmental
We are involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination, disposal of hazardous waste, and other environmental matters at several of our current or former facilities, or at third-party sites where we have been designated as a potentially responsible party. While we believe we are currently adequately accrued for known environmental issues, it is possible that unexpected future costs could have a significant impact on our consolidated financial position, results of operations, and cash flows. Our total accruals for environmental remediation, dismantling, and decontamination were approximately $11 million at both June 30, 2024 and December 31, 2023. Of the total accrual, the current portion is included in accrued expenses and the noncurrent portion is included in other noncurrent liabilities on the Condensed Consolidated Balance Sheets.

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Our more significant environmental sites include a former plant site in Louisiana and a Houston, Texas plant site. Together, the amounts accrued on a discounted basis related to these sites represented approximately $9 million of the total accrual above at both June 30, 2024 and December 31, 2023, using discount rates ranging from 3% to 9% for both periods. The aggregate undiscounted amount for these sites was $11 million at both June 30, 2024 and December 31, 2023.
Leases
At June 30, 2024, we had commitments of approximately $3 million for leases that have not yet commenced.
11.    Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
The balances of, and changes in, the components of accumulated other comprehensive loss, net of tax, consist of the following:

(in thousands)	Pension Plans and Other Postretirement Benefits	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2022	$54,562	$(126,557)	$(71,995)
Other comprehensive income (loss) before reclassifications	0	19,080	19,080
Amounts reclassified from accumulated other comprehensive loss (a)	(1,842)	0	(1,842)
Other comprehensive income (loss)	(1,842)	19,080	17,238
Balance at June 30, 2023	$52,720	$(107,477)	$(54,757)

Balance at December 31, 2023	$79,966	$(101,037)	$(21,071)
Other comprehensive income (loss) before reclassifications	0	(11,307)	(11,307)
Amounts reclassified from accumulated other comprehensive loss (a)	(1,719)	0	(1,719)
Other comprehensive income (loss)	(1,719)	(11,307)	(13,026)
Balance at June 30, 2024	$78,247	$(112,344)	$(34,097)
(a) The pension plan and other postretirement benefit components of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (income). See Note 5 in this Quarterly Report on Form 10-Q and Note 17 in our 2023 Annual Report for further information.
12.    Fair Value Measurements
The carrying amount of cash and cash equivalents in the Condensed Consolidated Balance Sheets, as well as the fair value, was $88 million at June 30, 2024 and $112 million at December 31, 2023. The fair value is classified as Level 1 in the fair value hierarchy.
No material events occurred during the six months ended June 30, 2024 requiring adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.
Long-term debt – We record the carrying amount of our long-term debt at historical cost, less deferred financing costs related to our outstanding senior notes and term loan. The estimated fair value of our long-term debt is shown in the table below and is based primarily on estimated current rates available to us for debt of the same remaining duration and adjusted for nonperformance risk and credit risk. The estimated fair value of our publicly traded outstanding senior notes included in the table below is based on the last quoted price closest to June 30, 2024. The fair value of our debt instruments is classified as Level 2.

	June 30, 2024		December 31, 2023
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$1,172,732	$1,092,910	$643,622	$572,983

13.        Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" (ASU 2023-07). ASU 2023-07 requires expanded disclosures about reportable segments including additional information on segment expenses, expanded interim period disclosures, and an explanation of how the chief operating decision maker utilizes segment information in evaluating segment performance. ASU 2023-07 was effective for our reporting period beginning January 1, 2024 with the interim period requirements effective for our reporting period beginning January 1, 2025. ASU 2023-07 only currently impacts the disclosures in our annual consolidated financial statements, which will be included in our Annual Report on Form 10-K for the year ending December 31, 2024. We are currently assessing the impact that the adoption of ASU 2023-07 will have on the disclosures in our consolidated financial statements.
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
Factors that could cause actual results to differ materially from expectations include, but are not limited to, the availability of raw materials and distribution systems; disruptions at production facilities, including single-sourced facilities; hazards common to chemical businesses; the ability to respond effectively to technological changes in our industries; failure to protect our intellectual property rights; sudden, sharp, or prolonged raw material price increases; competition from other manufacturers; current and future governmental regulations; the loss of significant customers; termination or changes to contracts with contractors and subcontractors of the U.S. government or directly with the U.S. government; failure to attract and retain a highly-qualified workforce; an information technology system failure or security breach; the occurrence or threat of extraordinary events, including natural disasters, terrorist attacks, wars, and health-related epidemics; risks related to operating outside of the United States; political, economic, and regulatory factors concerning our products; the impact of substantial indebtedness on our operational and financial flexibility; the impact of fluctuations in foreign exchange rates; resolution of environmental liabilities or legal proceedings; limitation of our insurance coverage; our inability to realize expected benefits from investment in our infrastructure or from acquisitions, or our inability to successfully integrate acquisitions into our business; the underperformance of our pension assets resulting in additional cash contributions to our pension plans; and other factors detailed from time to time in the reports that NewMarket files with the SEC, including the risk factors in Part I, Item 1A. “Risk Factors” of our 2023 Annual Report, which is available to shareholders at www.newmarket.com, as well as Part II, Item 1A. "Risk Factors" of this Quarterly Report on Form 10-Q.
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

Overview
When comparing the results of the petroleum additives segment for the first six months of 2024 with the first six months of 2023, net sales were 2.7% lower, resulting primarily from lower selling prices, which were partially offset by an increase in product shipments of 2.7%. Petroleum additives operating profit was 13.1% higher when comparing the 2024 and 2023 six months periods, primarily reflecting the favorable impact of lower raw material and operating costs, as well as higher shipments, which were partially offset by the lower selling prices.
We completed the acquisition of AMPAC for approximately $697 million on January 16, 2024. See Note 2 for further information on the acquisition. The operations of AMPAC since the date of acquisition are reflected in the specialty materials segment in the Results of Operations section below.
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

Results of Operations
Net Sales
Consolidated net sales for the second quarter of 2024 totaled $710.2 million, representing an increase of $25.1 million, or 3.7% from the second quarter of 2023. Consolidated net sales for the first six months of 2024 totaled $1.4 billion, representing an increase of $19.0 million, or 1.4%, from the first six months of 2023. The following table shows net sales by segment and product line. The net sales in the table below for the specialty materials segment include sales since the acquisition of AMPAC on January 16, 2024.

	Second Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Petroleum additives
Lubricant additives	$575.2	$588.5	$1,147.1	$1,191.1
Fuel additives	94.6	95.5	200.0	192.9
Total	669.8	684.0	1,347.1	1,384.0
Specialty materials	38.0	0	55.1	0
All other	2.4	1.1	4.8	3.9
Net sales	$710.2	$685.1	$1,407.0	$1,387.9
Petroleum Additives Segment
The regions in which we operate include North America, Latin America, Asia Pacific, and EMEAI. While there is some fluctuation, the percentage of net sales generated by region remained fairly consistent when comparing the six months of 2024 with the same period in 2023, as well as with the full year of 2023.
Petroleum additives net sales for the second quarter of 2024 were $669.8 million compared to $684.0 million for the second quarter of 2023, a decrease of 2.1%. The decrease for the second quarter comparison was across all regions with North America representing about 55%, Asia Pacific about 23%, EMEAI about 17%, and Latin America about 5%.
Petroleum additives net sales for the first six months of 2024 were $1.3 billion, while the first six months of 2023 were $1.4 billion, representing a decrease of 2.7%. Almost all of the decrease for the six months comparison was in the North America region with the Latin America region reporting a smaller decrease, both of which were partially offset by small increases in the EMEAI and Asia Pacific regions.
The following table details the approximate components of the changes in petroleum additives net sales between the second quarter and first six months of 2024 and 2023.

(in millions)	Second Quarter	Six Months
Period ended June 30, 2023	$684.0	$1,384.0
Lubricant additives shipments	8.8	13.5
Fuel additives shipments	(2.0)	9.9
Selling prices	(18.2)	(56.9)
Foreign currency impact, net	(2.8)	(3.4)
Period ended June 30, 2024	$669.8	$1,347.1
When comparing the second quarter of 2024 and 2023, the decrease in petroleum additives net sales was primarily due to lower selling prices, along with smaller impacts from lower fuel additives shipments and an unfavorable foreign currency impact. These factors were partially offset by an increase in lubricant additives shipments. When comparing the first six months of 2024 and 2023, the decrease in petroleum additives net sales was primarily due to lower selling prices, as well as an unfavorable foreign currency impact, which were partially offset by increases in both lubricant additives and fuel additives shipments.
The primary currencies in which we transact include the Euro, Pound Sterling, Japanese Yen, Chinese Renminbi, and Indian Rupee. Comparing the second quarter of 2024 and 2023, the United States Dollar strengthened against all of the major currencies in which we transact, except for the Pound Sterling, resulting in the unfavorable impact to net sales for the second quarter comparison reflected in the above table. For the six months comparison, the United States Dollar strengthened against all of the major currencies in which we transact, except for the Pound Sterling and Euro, resulting in the unfavorable impact to net sales shown above. The unfavorable impact for the second quarter comparison was primarily from the Japanese Yen, Chinese Renminbi, and Euro. The unfavorable impact for the six months comparison was primarily from the Japanese Yen and Chinese Renminbi, which was partially offset by a favorable impact from the Euro.
On a worldwide basis, the volume of product shipments for petroleum additives increased approximately 1% when comparing the two second quarter periods and 2.7% when comparing the first six months of 2024 and 2023. For the second quarter comparison, a slight increase in lubricant additives shipments was partially offset by a very small decrease in fuel additives shipments. Both the North America and Asia Pacific regions experienced increases in lubricant additives shipments and decreases in fuel additives shipments for the second quarter comparison, while both the EMEAI and Latin America regions experienced decreases in lubricant additives shipments and increases in fuel additives shipments. For the six months comparison, the increase was in both lubricant additives and fuels additives. Both the North America and Asia Pacific regions reported increases in lubricant additives shipments, which were partially offset by decreases in the EMEAI and Latin America regions. The EMEAI and Latin America regions reported increases in fuel additives shipments, which were partially offset by decreases in the North America and Asia Pacific regions.
Specialty Materials Segment
The specialty materials segment includes the operations of AMPAC, which operates predominantly in the North America region. Total net sales were $38.0 million for the second quarter 2024 and $55.1 million for the period that we owned AMPAC during the first six months of 2024.
All Other
The “All other” category includes the operations of the antiknock compounds business, as well as certain contracted manufacturing and related services associated with Ethyl.

Segment Operating Profit
NewMarket evaluates the performance of the petroleum additives and specialty materials businesses based on segment operating profit. NewMarket Services Corporation expenses are charged to NewMarket and each subsidiary pursuant to services agreements between the companies. Depreciation of segment property, plant, and equipment, as well as amortization of segment intangible assets and lease right-of-use assets, is included in segment operating profit.
The following table reports segment operating profit for the second quarter and six months ended June 30, 2024 and June 30, 2023. The amount reported for specialty materials is for the period from January 16, 2024 to June 30, 2024.

	Second Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Petroleum additives	$147.8	$132.1	$298.7	$264.2
Specialty materials	$5.0	$0	$0	$0
All other	$(1.4)	$(1.0)	$(1.5)	$(2.0)

Petroleum Additives Segment
Petroleum additives segment gross profit increased $12.1 million and operating profit increased $15.7 million when comparing the second quarter of 2024 to the second quarter of 2023. For the first six months of 2024 compared to the first six months of 2023, petroleum additives segment gross profit increased $28.5 million and operating profit increased $34.5 million.
The following table presents petroleum additives cost of goods sold as a percentage of net sales and the operating profit margin.

	Second Quarter Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of goods sold as a percentage of net sales	68.9%	71.3%	68.6%	71.5%
Operating profit margin	22.1%	19.3%	22.2%	19.1%

For the rolling four quarters ended June 30, 2024, the operating profit margin for petroleum additives was 20.7%, which is within our historical range of operating profit margin. While operating margins will fluctuate from quarter to quarter due to multiple factors, we believe the fundamentals of our business and industry as a whole are unchanged.
When comparing both the second quarter and first six months of 2024 and 2023, the increase in both gross profit and operating profit primarily included the favorable impacts of lower raw material and operating costs, as well as a favorable impact from higher shipments, which were partially offset by lower selling prices. We remain challenged by the ongoing inflationary environment impacting us. Cost control and margin management remain high priorities for us.
Petroleum additives selling, general, and administrative (SG&A) expenses for the second quarter of 2024 were $1.7 million higher than the second quarter of 2023. SG&A expenses for the first six months of 2024 were $1.3 million higher than the first six months of 2023. SG&A expenses as a percentage of net sales were 4.7% for the second quarter of 2024, 4.4% for the second quarter of 2023, 4.7% for the first six months of 2024, and 4.5% for the first six months of 2023. Our SG&A costs are primarily personnel-related and include salaries, benefits, and other costs associated with our workforce, including travel-related expenses. While personnel-related costs fluctuate from period to period, there were no significant changes in the drivers of these costs when comparing the periods.
Our investment in petroleum additives research, development, and testing (R&D) decreased $5.3 million when comparing the second quarter periods of 2024 and 2023 and $7.3 million when comparing the first six months periods of 2024 and 2023. As a percentage of net sales, our R&D investment was 4.3% for the second quarter of 2024, 5.0% for the second quarter of 2023, 4.4% for the first six months of 2024 and 4.9% for the first six months of 2023. Our R&D investments reflect our efforts to support the development of solutions that meet our customers' needs, meet new and evolving standards, and support our expansion into new product areas. Our approach to R&D investments, as it is with SG&A costs, is one of purposeful spending on programs to support our current product base and to ensure that we develop products to support our customers' programs in the future. R&D investments include personnel-related costs, as well as costs for internal and external testing of our products.
Specialty Materials Segment
The specialty materials segment reported operating profit of $5.0 million for second quarter of 2024, resulting in operating profit of $5 thousand for the period from the AMPAC acquisition date of January 16, 2024 to June 30, 2024. The specialty materials results for the second quarter and first six months of 2024 include the sale of AMPAC finished goods inventory that we acquired at closing. This inventory was recorded at fair value on the acquisition date and, when sold during the first half of 2024, generated no margin. While we may experience substantial variation in quarterly results for AMPAC on an ongoing basis due to the nature of its business, we anticipate full year 2024 results to be consistent with our pre-acquisition expectations.

The following discussion references certain captions on the Consolidated Statements of Income.

Interest and Financing Expenses, Net
Interest and financing expenses were $15.9 million for the second quarter of 2024, $10.3 million for the second quarter of 2023, $31.6 million for the first six months of 2024, and $21.0 million for the first six months of 2023.
The increase for both the second quarter and six months comparisons resulted primarily from both higher average debt outstanding, as well as a higher average interest rate.

Other Income (Expense), Net
Other income (expense), net was income of $12.0 million for the second quarter of 2024, $10.7 million for the second quarter of 2023, $24.5 million for the first six months of 2024 and $21.6 million for the first six months of 2023. The amounts for both the 2024 and 2023 second quarter and six months periods primarily reflect the components of net periodic benefit cost (income), except for service cost, from defined benefit pension and postretirement plans. See Note 5 for further information on total periodic benefit cost (income).

Income Tax Expense
Income tax expense was $31.4 million for the second quarter of 2024 and $25.1 million for the second quarter of 2023. The effective tax rate was 21.9% for the second quarter of 2024 and 20.1% for the second quarter of 2023. Income tax expense increased $3.7 million due to higher income before income tax expense and $2.6 million due to the higher effective tax rate.
Income tax expense was $61.3 million for the first six months of 2024 and $52.7 million for the first six months of 2023. The effective tax rate was 21.9% for the first six months of 2024 and 21.1% for the first six months of 2023. Income tax expense increased $6.5 million due to higher income before income tax expense and $2.2 million due to the higher effective tax rate.

On October 8, 2021, almost all members of the Organisation for Economic Co-operation and Development (OECD) reached an agreement on a two-pillar approach to international tax reform, including the establishment of a 15% global minimum tax for large multinational entities. Several jurisdictions in which we operate have adopted or are in the process of adopting this global minimum tax, with effective dates in 2024 or 2025. We are continuing to monitor the legislation in these jurisdictions and have recognized an immaterial impact to our effective tax rate and income tax liabilities related to the enactment of these rules for the first six months of 2024.

Cash Flows, Financial Condition, and Liquidity
Cash and cash equivalents at June 30, 2024 were $87.6 million, a decrease of $24.3 million since December 31, 2023.
Cash and cash equivalents held by our foreign subsidiaries amounted to $80.1 million at June 30, 2024 and $86.5 million at December 31, 2023. Periodically, we repatriate cash from our foreign subsidiaries to the United States through intercompany dividends and loans. We do not anticipate significant tax consequences from future distributions of foreign earnings.
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
Cash Flows – Operating Activities
Cash provided from operating activities for the first six months of 2024 was $217.8 million, including $40.7 million of higher working capital requirements. The $40.7 million excluded a favorable foreign currency impact to the components of working capital on the balance sheet.
The working capital of AMPAC is included in our consolidated balance sheet at June 30, 2024. Excluding the impact of AMPAC working capital, when comparing the June 30, 2024 balances with those at December 31, 2023, the most significant changes in working capital included increases in trade and other accounts receivable, inventory, and accounts payable. The increase in trade and other accounts receivable primarily reflects higher sales during the second quarter of 2024 compared to the fourth quarter of 2023. The increase in inventory reflects increased production during the second quarter of 2024 as compared to our planned inventory rationalization that took place in 2023. The increase in accounts payable is primarily the result of increased purchases during 2024 and normal invoice payment timing.
Including cash and cash equivalents, as well as the impact of changes in foreign currency exchange rates on the balance sheet, we had total working capital of $695.7 million at June 30, 2024 and $675.4 million at December 31, 2023. The current ratio was 2.66 at June 30, 2024 and 2.85 at December 31, 2023.
Cash Flows – Investing Activities
Cash used in investing activities totaled $710.0 million during the first six months of 2024, comprised of the acquisition of AMPAC for $681.5 million (net of cash acquired) and capital expenditures of $28.5 million. We expect that our total capital spending during 2024 will be in the $50 million to $70 million range and will include several improvements to our manufacturing and R&D infrastructure around the world. We expect to continue to finance capital spending through cash on hand and cash provided from operations, together with borrowing available under our revolving credit facility.
Cash Flows – Financing Activities
Cash provided from financing activities during the first six months of 2024 amounted to $470.5 million. These cash flows primarily included net borrowings of $279.0 million on the revolving credit facility and proceeds of $250 million from the term loan, partially offset by cash dividends of $48.0 million.
Debt
Our long-term debt was $1.2 billion at June 30, 2024 compared to $643.6 million at December 31, 2023.
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

The revolving credit facility contains financial covenants that require NewMarket to maintain a consolidated Leverage Ratio (as defined in the agreement) of no more than 3.75 to 1.00, except during an Increased Leverage Period (as defined in the agreement) at the end of each quarter. At June 30, 2024, the Leverage Ratio was 1.71 under the revolving credit facility.
At June 30, 2024, we were in compliance with all covenants under the 3.78% senior notes, 2.70% senior notes, term loan, and revolving credit facility.
As a percentage of total capitalization (total long-term debt and shareholders’ equity), our total long-term debt increased from 37.4% at December 31, 2023 to 48.7% at June 30, 2024. The change resulted primarily from the increase in outstanding revolving credit facility and term loan borrowings, partially offset by the increase in shareholders' equity. The increase in shareholders’ equity primarily reflects our earnings, partially offset by the impact of foreign currency translation adjustments and dividend payments. Generally, we repay any outstanding long-term debt with cash from operations or refinancing activities.

Critical Accounting Policies and Estimates
This Form 10-Q and our 2023 Annual Report include discussions of our accounting policies, as well as methods and estimates used in the preparation of our financial statements. We also provided a discussion of Critical Accounting Policies and Estimates in our 2023 Annual Report. The following provides an update to the information related to intangibles, net of amortization, and goodwill provided in the Critical Accounting Policies and Estimates section of our 2023 Annual Report.
We have certain identifiable intangibles amounting to $383.5 million and goodwill amounting to $379.9 million at June 30, 2024 that are discussed in Note 8. Of these identifiable intangibles and goodwill, $124.5 million relate to our petroleum additives business and $638.9 million relate to the specialty materials business. The amortizable identifiable intangibles have remaining lives of up to approximately 17 years. We continue to assess the markets related to the intangibles and goodwill, as well as their specific values and evaluate the intangibles and goodwill for any potential impairment when significant events or circumstances occur that might impair the value of these assets. We have concluded the values are appropriate, as are the amortization periods for the intangibles. However, if conditions were to substantially deteriorate in the petroleum additives or specialty materials markets, it could possibly cause a decrease in the estimated useful lives of the intangible assets or result in a noncash write-off of all or a portion of the intangibles and goodwill carrying amounts. A reduction in the amortization period of the intangibles would have no effect on cash flows. We do not anticipate such a change in market conditions in the near term.

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
Our petroleum additives segment may experience impacts to its operating performance during 2024 due to the uncertain global economic environment in which we operate, as we continue to see challenges from inflationary trends. As a result, we will continue to focus on cost control and operating profit margin recovery throughout the year. We expect over the long-term that the petroleum additives market will grow annually up to 2%. We plan to exceed that growth rate in our petroleum additives segment.
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
We anticipate continued strength in our petroleum additives segment in 2024 and also look forward to the ongoing integration of AMPAC into our business during the year. While we may experience substantial variation in quarterly results for AMPAC on an ongoing basis due to the nature of its business, we anticipate full year results to be consistent with our pre-acquisition expectations.
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

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk
At June 30, 2024, there were no material changes in our market risk from the information provided in the 2023 Annual Report except for a change in interest rate risk for our variable rate debt.
At December 31, 2023, we had no outstanding variable rate debt under our revolving credit facility. As such, we had no interest rate risk on variable rate debt at December 31, 2023. At June 30, 2024, we had $279 million outstanding under our revolving credit facility and $250 million outstanding under the term loan. Holding all other variables constant at June 30, 2024, if the variable portion of the interest rates hypothetically increased 10%, the effect on our earnings and cash flow would be $3.0 million.

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
Other than the changes arising from the ongoing integration activities associated with the AMPAC acquisition, there has been no change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, which occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION
ITEM 1.     Legal Proceedings
There have been no material changes to our legal proceedings as disclosed in "Legal Proceedings" in Item 3 of Part I of the 2023 Annual Report.

ITEM 1A.    Risk Factors
Except as highlighted below, there were no material changes during the six months ended June 30, 2024 to the risk factors disclosed in Item 1A - Risk Factors in our 2023 Annual Report.
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

ITEM 5.    Other Information
During the quarter ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of NewMarket Corporation adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) or Regulation S-K.

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

NEWMARKET CORPORATION
(Registrant)

Date: July 30, 2024	By: /s/ William J. Skrobacz
William J. Skrobacz
Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: July 30, 2024	By: /s/ Gail C. Ridgeway
Gail C. Ridgeway
Controller
(Principal Accounting Officer)