Form 10-K
period 2024-12-31
NEWMARKET CORP
filed 2025-02-14
CIK 1282637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Aggregate market value of voting stock held by non-affiliates of the registrant as of June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter): $3,436,695,271*
Number of shares of Common Stock outstanding as of January 31, 2025: 9,524,789

DOCUMENTS INCORPORATED BY REFERENCE
Portions of NewMarket Corporation’s definitive Proxy Statement for its 2025 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 are incorporated by reference into Part III of this Annual Report on Form 10-K.

*    In determining this figure, an aggregate of 2,928,293 shares of Common Stock as beneficially owned by Bruce C. Gottwald and members of his immediate family have been excluded and treated as shares held by affiliates. See Item 12. The aggregate market value has been computed on the basis of the closing price on the New York Stock Exchange on June 28, 2024.

Form 10-K

PART I

ITEM 1.    BUSINESS
NewMarket Corporation (NewMarket) (NYSE: NEU) is a holding company and is the parent company of Afton Chemical Corporation (Afton), Ethyl Corporation (Ethyl), American Pacific Corporation (AMPAC), NewMarket Services Corporation (NewMarket Services), and NewMarket Development Corporation (NewMarket Development). We acquired AMPAC on January 16, 2024, for approximately $697 million.
Each of our subsidiaries manages its own assets and liabilities. Afton manufactures and sells petroleum additives, while Ethyl markets antiknock compounds in North America and performs contracted manufacturing and related services. AMPAC is a manufacturer of specialty materials primarily used in solid rocket motors for the aerospace and defense industries. NewMarket Development manages the real property that we own in Virginia. NewMarket Services provides various administrative services to NewMarket, Afton, Ethyl, AMPAC, and NewMarket Development. NewMarket Services expenses are billed to each subsidiary pursuant to services agreements between the companies.
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
Afton has operations in North America, Europe, Asia, Africa, and South America. The economies are generally stable in the countries where we do most of our business, although many of those countries experience economic challenges from time to time. In countries with more political or economic uncertainty, we generally minimize our risk of loss by utilizing U.S. Dollar-denominated transactions, letters of credit, and prepaid transactions.
With approximately 450 employees in research, development, and testing, Afton is dedicated to developing additive formulations that are tailored to our customers’ and the end-users’ specific needs. Afton’s portfolio of technologically-advanced, value-added products allows it to provide a full range of products, services, and solutions to its customers.
Ethyl provides contracted manufacturing and related services to Afton and to third parties and is a marketer of antiknock compounds in North America.
AMPAC has operations in the United States and manufactures and sells specialty materials used in solid rocket motors for space launch and military defense applications. AMPAC has long-term relationships with customers and the ability to formulate products to meet the various specification requirements of its customers, resulting in AMPAC being a global leader in specialty materials for use in solid rocket motors.
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
Business Segments
For the periods presented in this Annual Report on Form 10-K, our business was composed of two segments, petroleum additives, which is primarily represented by Afton, and specialty materials, which is represented by AMPAC. The antiknock compounds business of Ethyl is reflected in the “All other” category. Each of these is discussed below.

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

Specialty Materials - Our specialty materials segment is principally engaged in the production of perchlorates, which include several grades of ammonium perchlorate, sodium perchlorate, and potassium perchlorate.
Ammonium perchlorate is a key component of solid rocket motors, booster motors, and missiles that are utilized in U.S. Department of Defense (DOD) tactical and strategic missile programs. Currently, there is no alternative to the use of these solid rocket motors for national security applications, and due to the critical role of ammonium perchlorate in such motors, we believe that the U.S. government views us as a strategic national resource. Ammonium perchlorate is also used in space exploration programs for the National Aeronautics and Space Administration (NASA) and commercial space launch vehicles.
We supply ammonium perchlorate for use in a number of defense and space launch programs of the U.S. and U.S. allies via U.S. government agencies, government contractors and foreign contractors. Exporting ammonium perchlorate is subject to federal regulation that permits our foreign sales of ammonium perchlorate. We obtain export licenses on a case-by-case basis, which are dependent upon the ultimate use of our product.
Customers of ammonium perchlorate primarily consist of rocket motor manufacturers supplying the DOD and NASA programs, as well as entities providing commercial space launch applications and foreign military applications.
Demand for ammonium perchlorate is program-specific and dependent upon, among other things, governmental appropriations. The need for tactical rockets, strategic missiles, and solid rocket boosters is anticipated to provide the base demand over the coming five-year period and beyond.
We also produce and sell different types and grades of sodium and potassium perchlorates, which have a wide variety of applications, including munitions, explosives, propellants, perchloric acid, initiators, electronics, batteries, plastics, electro-machining, and porcelain.
Competition
We believe we are the largest manufacturer and seller of ammonium perchlorate globally. We are aware of other production capacity in the United States for perchlorate chemicals, including ammonium perchlorate, as well as production capacity in France, Japan, Brazil, China, India, and Taiwan. While we have limited information with respect to these facilities, we believe that these producers are not qualified as ammonium perchlorate suppliers for most DOD and NASA programs, which represents the majority of domestic ammonium perchlorate demand.
Competition among producers of ammonium perchlorate is characterized by the ability to meet customer specifications including unique particle size requirements, reasonable lead times, and qualification of a given production process. The need to maintain a qualified production process and meet changing demand requirements is vital for success in this environment.
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
Raw Materials and Product Supply
Petroleum Additives - We use a variety of raw materials and chemicals in our manufacturing and blending processes and believe the sources of these are adequate for our current operations.  The primary raw materials for Afton are base oil, polyisobutylene, antioxidants, alcohols, solvents, detergents, friction modifiers, olefins, and copolymers.
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
Specialty Materials - The primary raw materials for AMPAC are electricity, sodium chlorate, ammonia, and hydrochloric acid. Graphite is utilized in the fabrication of the electrolytic cells used in the manufacturing process and which are replaced on a periodic basis. All of the raw materials used in the manufacturing process are available in commercial quantities from multiple sources.
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
We are committed to providing the most advanced products, comprehensive testing programs, and superior technical solutions tailored to the needs of our customers and OEMs worldwide. Afton continues to successfully implement techniques to drive efficiency in technology discovery and development, while aligning our internal testing to market changes, research, customer support, and predictive capabilities around the world in support of our goals of providing market-driven technical leadership and performance-based differentiation. In 2024, we continued to invest in and progress our technology plans and have a team focused on adjacent spaces that can utilize our chemistry and technology.
Afton continues to develop new products and technology to keep our customers well-positioned for the future by meeting evolving OEM requirements, including specific demands of hybrid and electric vehicles, industry specifications, and environmental regulations. A significant portion of our R&D investment is dedicated to the development of products that are differentiated by their ability to deliver improved fuel efficiency and durability in addition to robust performance in a wide range of new vehicle and industrial equipment designs. Afton’s state-of-the art testing capabilities enable customized research in all areas of performance needed by both OEMs and tier one suppliers, including the latest advancements in e-mobility. Our leading-edge capabilities and fundamental understanding in the areas of combustion, friction control, energy efficiency, electric motor compatibility, and wear prevention are used to set the stage for next-generation products in all areas.
In line with Afton’s vision, we continue to focus our technology to make the world a better place by reducing the use of chemicals of concern, using more raw materials from sustainable sources, developing additives that enable some of the world’s most fuel efficient fluids, creating fuel additives that enable engines to be more efficient, and being a market leader in transmission fluids for full battery electric vehicles. We continue to operate our laboratories safely, and for the second year in a row, we achieved zero injuries across our R&D team globally.
In 2024, we successfully launched new technologies across all our lubricant additives and fuel additives product areas. We developed new engine oil products for passenger cars and commercial trucks in support of our customers in all the major regions of the world in which we operate, including engine oil technology designed for the latest passenger cars specifications such as GF-7.
We continued to develop new products in multiple application areas in the industrial additives sector, including hydraulic, industrial gear, turbine, slideway, and grease additives. Research is focused on the development of technologies that will provide differentiation to our customers in multiple performance areas, including equipment life, reliability, and energy efficiency, as well as eliminating or reducing chemicals of concern. This includes launching our next generation wind turbine technology which maintains our technology leadership in this important and growing market, as well as important new industrial gear products.
Research continued in our transmission fluid, axle oil, and tractor fluid product lines. This included the development of new OEM-specific additives used in factory-fill fluids installed during automotive component and vehicle assembly. We continue to launch new OEM-specific technology for full battery electric passenger and commercial vehicles and are a top supplier in this growing market. We developed new products for the service-fill sector to provide our customers with the latest additive technology available and continue to advance our market-leading and technology-leading battery electric vehicle transmission fluid which pushes the forefront of efficiency.
We also provide leading technology in the fuel additives area. In 2024, we developed new technology in both gasoline performance additives and diesel performance additives. This includes launching new products related to our next generation diesel technology that is designed for not only conventional, but also renewable diesel. In addition, we continue to maintain close interactions with regulatory, industry, and OEM leaders to guide our development of future fuel additives technologies based on well-defined market needs.
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
We also have several hundred trademark registrations throughout the world for our marks, including NewMarket®, Afton Chemical®, Ethyl®, AMPAC®, HiTEC®, Passion for Solutions®, Halotron®, DriveMore®, and Axcel®.
Human Capital
Our Values are the foundation of our company and support the inclusive and respectful culture we have established in all of our locations around the world. Our Values include:
•unquestioned integrity,
•respect for people,
•safety and environmental responsibility,
•partnership with customers and suppliers,
•continuously improving quality,
•good citizenship, and
•economic viability.
We place the highest level of commitment on safety and strive to operate our business every day focused on its importance. Keeping our employees safe is a management priority.
We have a diverse workforce, representative of the geographic regions in which we do business. We place a high value on diverse thoughts, skills, perspectives, cultures, and knowledge because we believe that such diversity results in better business decision making. We employed approximately 2,060 people at the end of 2024. Approximately 1,100 were located in the United States, 400 were in the Europe/Middle East/Africa/India region, 300 were in the Asia Pacific region, and 200 were in the Latin America region. Approximately 20% of our workforce is represented by unions.
When we hire new employees, our goal is that they stay with us for the remainder of their career. Hiring the right people for the long-term and developing them for key roles is a critical focus area. To be successful, we must attract and retain a highly qualified and technically competent workforce, including key employees in R&D and leadership positions. In addition to utilizing our internal network, contacts, and specialized recruiters to identify and attract qualified personnel, we have established relationships with a number of universities globally and have intern and co-op programs in many of our locations.

Globally, approximately 18% of our employees have 20 years or more of service, and over the three-year period from 2022 through 2024, our resignation rate was approximately 5.1%. We believe these measures demonstrate our success in hiring the right employees for the long-term and establishing a culture where respect for people is an everyday value.
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
Both Afton and Ethyl have implemented Responsible Care® Management Systems (RCMS) (RC14001®) at North American facilities ("Responsible Care" is a registered service mark of the American Chemistry Council (ACC)). Our Responsible Care® management systems are certified by an independent third-party auditing process. Additionally, Afton’s Feluy, Belgium; Suzhou, China; Tsukuba, Japan; Rio de Janeiro, Brazil; Bracknell, England; and Singapore facilities are all certified to the environmental standard ISO 14001.  The Singapore site is also certified to ISO 45001, a global occupational health and safety standard. Our San Juan del Rio, Mexico site is formally certified to RC 14001/ISO 14001. Afton’s Sauget, Illinois plant continues to be an OSHA VPP (Voluntary Protection Program) “Star” worksite. The AMPAC site in Cedar City, Utah has officially joined the ACC and embarked on its journey to RCMS certification.
In 2024, we continued to enhance our “Actively Caring” safety program, where people look out for the safety and welfare of others with courage and compassion, enabling the achievement of an injury-free environment. The NewMarket worldwide injury/illness recordable rate (which is the number of injuries per 200,000 hours worked) was 0.77 in 2024. While we had one serious injury from a trip at the Sauget site in 2024, there were zero recordable injuries at our Port Arthur, Ashland, Richmond R&D, Houston, Suzhou, and Tsukuba facilities. The safety performance affirmed our Vision of Zero improvement plans and actions across the sites, as well as the importance placed on our safety-first culture. We have organized to provide increased environmental, health, and safety support at key sites and emphasize accountability, as well as reporting "good catches" and "near misses" to help reduce risk and drive improved performance. We are committed to achieving our aspiration of zero injuries and incidents.
As members of the ACC, we provide data on metrics used to track environmental impact, safety, energy use, community outreach and emergency preparedness, greenhouse gas intensity, and product stewardship performance of the ACC member companies.  These can be viewed at https://www.americanchemistry.com/chemistry-in-america/responsible-care-driving-safety-industry-performance/metrics-transparent-reporting/individual-member-company-performance-reporting. The information on this website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated by reference in this Annual Report on Form 10-K or any other filings we make with the Securities and Exchange Commission (SEC).
Governmental and Environmental Regulations
As a chemical company, we are subject to regulation by local, state, federal, and foreign governmental authorities specific to the production, distribution, management, and stewardship of chemicals. Our specialty materials segment is subject to the International Traffic in Arms Regulations, a set of U.S. government regulations that controls the export of defense and military technologies, and its international sales require export licenses on a case-by-case basis.
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
We believe we comply, in all material respects, with laws, regulations, statutes, and ordinances, including, but not limited to, those protecting the environment, as well as those related to the management and stewardship of chemicals. We have policies and procedures in place that establish regular reviews of our regulatory and environmental compliance and product stewardship, and actively monitor any significant existing or potential regulatory changes or environmental issues that could materially affect us.
Our total accruals for environmental remediation, dismantling, and decontamination were approximately $11 million at both December 31, 2024 and December 31, 2023. As new technology becomes available, it may be possible to reduce accrued amounts. While we believe that we are currently fully accrued for known environmental issues, it is possible that unexpected future costs could have a significant financial impact on our financial position, results of operations, and cash flows.
The costs of complying with existing environmental, health, and safety laws and regulations as they pertain to our products and operations, including remediation, closure, and post-closure costs, are primarily included in cost of goods sold. We spent approximately $37 million in 2024, $41 million in 2023, and $37 million in 2022 for ongoing environmental operating and clean-up costs, excluding depreciation of previously capitalized expenditures.
In addition to the ongoing environmental compliance costs and the costs to remediate contaminated sites, worldwide capital expenditures for pollution prevention and safety projects were $13 million in 2024, $10 million in 2023, and $11 million in 2022.
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
Availability of Reports Filed with the Securities and Exchange Commission and Corporate Governance Documents
Our website address is www.newmarket.com. We make available, free of charge through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC. In addition, our Corporate Governance Guidelines, Code of Conduct, and the charters of our Audit, Compensation, and Nominating and Corporate Governance Committees are available on our website and are available in print, without charge, to any shareholder upon request by contacting our Corporate Secretary at NewMarket Corporation, 330 South Fourth Street, Richmond, Virginia 23219. The information on our website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated by reference in this Annual Report on Form 10-K or any other filings we make with the SEC. We file our annual, quarterly and current reports, proxy statements, and other information with the SEC. Our SEC filings are available to the public on the SEC's website at www.sec.gov.

Information about our Executive Officers
The names and ages of all executive officers as of February 14, 2025 follow.

Name	Age	Positions
Thomas E. Gottwald	64	Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)
Timothy K. Fitzgerald	48	Vice President and Chief Financial Officer (Principal Financial Officer)
Bruce R. Hazelgrove, III	64	Executive Vice President and Chief Administrative Officer
Bryce D. Jewett, III	50	Executive Vice President and General Counsel
Ann P. Pietrantoni	46	Controller (Principal Accounting Officer)
Brian D. Paliotti	48	President, Afton Chemical Corporation
Our officers, at the discretion of the Board of Directors, hold office until the meeting of the Board of Directors following the next annual shareholders’ meeting. Mr. Gottwald and Mr. Hazelgrove have served in their capacity for at least the last five years. Mr. Fitzgerald, Mr. Jewett, Mrs. Pietrantoni, and Mr. Paliotti have served in their capacities for less than five years.
Mr. Fitzgerald joined the company in November 2014 as Operations Finance Director, became Treasurer and Finance Director on January 1, 2024, and was appointed Vice President and Chief Financial Officer on January 1, 2025. Mr. Jewett joined NewMarket Corporation in July 2020 as Vice President and General Counsel and was appointed Executive Vice President and General Counsel on January 1, 2025. Prior to his employment at NewMarket, he was a partner at McGuireWoods LLP. Mrs. Pietrantoni joined the company in September 2022 as Accounting Director, became Assistant Controller on January 1, 2023, and was appointed Controller on January 1, 2025. Mr. Paliotti joined NewMarket in June 2008 as Financial Officer for Afton Chemical Corporation, was appointed Senior Financial Officer of NewMarket Services Corporation in October 2011, promoted to Vice President, Finance of NewMarket Services Corporation in May 2013, and promoted to Vice President and Chief Financial Officer in January 2015. He became President of Afton Chemical Corporation on January 1, 2023.
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
We utilize a variety of raw materials in the manufacture of our products, including base oil, polyisobutylene, antioxidants, alcohols, solvents, detergents, friction modifiers, olefins, and copolymers. We may also enter into contracts which commit us to purchase some of our more critical raw materials based on anticipated demand. Our profitability is sensitive to changes in the quantities of raw materials we may need and the costs of those materials which may be caused by changes in supply, demand or other market conditions, including general inflation, over which we have little or no control. Political and economic conditions globally have caused, and may continue to cause, our demand for and the cost of our raw materials to fluctuate. War, armed hostilities, terrorist acts, civil unrest, inclement weather events, tariffs, or other incidents may also cause a sudden, sharp, or prolonged change in our demand for and the cost of our raw materials. We cannot assure that we will be able to pass on to our customers any future increases in raw material costs in the form of price increases for our products. If our demand for raw materials were to decline such that we would not have need for the quantities required to be purchased under commitment agreements, we could incur additional charges that would affect our profitability.
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
•A significant portion of our specialty materials business is under contracts with contractors or subcontractors of the U.S. government. These contracts are impacted by governmental priorities and are subject to potential fluctuations in funding or early termination, including for convenience, any of which could have a material adverse effect on our results of operations, financial condition, or cash flows.
Sales to U.S. government contractors and subcontractors, as well as directly to the U.S. government, represent a significant portion of our specialty materials business. Funding of U.S. governmental programs is generally subject to annual congressional appropriations, which are subject to change. In the case of major programs, U.S. government contracts are usually incrementally funded. In addition, U.S. government expenditures for defense and space programs may fluctuate from year to year, and specific programs may be terminated or curtailed. The U.S. government often has the ability to terminate contracts, in whole or in part, for convenience. If this were to occur, the full profit anticipated under a given contract is unlikely to be realized. A shift in governmental priorities, programs, strategies, or funding levels impacting the defense and space industries more generally or the specific areas of those industries in which we operate could negatively affect our results of operations, financial condition, or cash flows.

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

•In order to be successful, we must attract and retain a highly qualified workforce, including key employees in R&D and leadership positions.
The success of our business is highly dependent on our ability to attract and retain highly qualified personnel to support our research and development efforts and our agility in effectively responding to technological changes in our business. To the extent that the demand for skilled personnel exceeds supply, we could experience higher labor, recruiting, or training costs in order to attract and retain such a work force. We compete with other companies for qualified technical and scientific personnel such as chemical, mechanical, and industrial engineers. To the extent that we lose experienced personnel through wage competition, normal attrition (including retirement), or other means, we must be able to attract qualified candidates to fill those positions and successfully manage the transfer of critical knowledge from those individuals leaving our company. An inability to maintain a highly qualified technical workforce could adversely affect our competitive position and result in a loss of market share.
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
In 2024, sales to customers outside of the United States accounted for approximately 61% of consolidated net sales. We do business in all major regions of the world, some of which do not have stable economies or governments. In particular, we sell and market products in countries experiencing political and/or economic instability in the Middle East, Asia Pacific, Latin America, and Europe. Our international operations are subject to international business risks, including unsettled political conditions, war, expropriation, import and export restrictions, tariffs, trade policies, increases in royalties, exchange controls, national and regional labor strikes, taxes, government royalties, inflationary or unstable economies, currency exchange rate fluctuations, and changes in laws and policies governing operations of foreign-based companies (such as restrictions on repatriation of earnings or proceeds from liquidated assets of foreign subsidiaries). The occurrence of any one or a combination of these factors may increase our costs or have other adverse effects on our business.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.     CYBERSECURITY
Material Risks from Cybersecurity Threats
Our operations and other aspects of our business rely heavily on various information technology systems, some of which are managed by third parties. We face significant cybersecurity threats, which are continuously increasing in sophistication, including computer viruses, internal and external security breaches, and other cyber attacks. These threats could disrupt our operations, lead to the loss of confidential information (such as the personally identifiable information of individuals, including our employees), and hinder our ability to process transactions with customers, operate our manufacturing facilities, and accurately report transactions in a timely manner. To manage these cybersecurity risks, our organization leverages the National Institute of Standards and Technology (NIST) Cybersecurity Framework. We have implemented comprehensive policies and procedures that facilitate the timely identification and reporting of cyber incidents.
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

ITEM 2.    PROPERTIES
Our principal operating properties are shown below. Unless indicated, we own the research, development, and testing facilities, which primarily support the petroleum additives business segment, as well as the manufacturing and distribution properties.

Research, Development, and Testing	Richmond, Virginia Bracknell, England Tsukuba, Japan Ashland, Virginia Suzhou, China

Manufacturing and Distribution
Feluy, Belgium (lubricant additives; also storage and distribution)
Houston, Texas (lubricant and fuel additives; also storage and distribution)
Jurong Island, Singapore (lubricant and fuel additives; leased land)
Port Arthur, Texas (lubricant additives)
Rio de Janeiro, Brazil (lubricant and fuel additives storage and distribution; equipment is owned; building is leased)
San Juan del Rio, Mexico (lubricant additives)
Sauget, Illinois (lubricant additives)
Cedar City, Utah (specialty materials)

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock, with no par value, has traded on the New York Stock Exchange (NYSE) under the symbol “NEU” since June 21, 2004 when we became the parent holding company of Ethyl, Afton, NewMarket Services, NewMarket Development, and their subsidiaries. We had 1,734 shareholders of record as of January 31, 2025.
On October 28, 2021, our Board of Directors approved a share repurchase program authorizing management to repurchase up to $500 million of NewMarket's outstanding common stock until December 31, 2024, as market conditions warranted and covenants under our existing debt agreements permitted. Approximately $194 million remained unused under this authorization upon its expiration on December 31, 2024.
On December 12, 2024, our Board of Directors approved a new share repurchase program authorizing management to repurchase up to $500 million of NewMarket's outstanding common stock beginning January 1, 2025 and until December 31, 2027, as market conditions warrant and covenants under our existing debt agreements permit. The 2024 authorization replaced the 2021 authorization upon its expiration. We may conduct the share repurchases in the open market, in privately negotiated transactions, through block trades, or pursuant to trading plans intended to comply with Rule 10b5-1 and/or Rule 10b-18 of the Securities Exchange Act of 1934. The repurchase program does not require us to acquire any specific number of shares and may be terminated or suspended at any time.
The following table outlines the purchases during the fourth quarter of 2024 under the 2021 authorization.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31	18,401	$518.75	18,401	$221,935,409
November 1 to November 30	123	531.01	123	221,870,095
December 1 to December 31	52,446	528.67	52,446	194,143,319
Total	70,970	$526.10	70,970	$194,143,319

Cash dividends declared and paid totaled $10.00 per share for the year ended December 31, 2024 and $8.85 per share for the year ended December 31, 2023. The declaration and payment of dividends is subject to the discretion of our Board of Directors. Future dividends will depend on various factors, including our financial condition, earnings, cash requirements, legal requirements, restrictions in agreements governing our outstanding indebtedness, and other factors deemed relevant by our Board of Directors.

The performance graph of the five-year cumulative total return on our common stock as compared to chemical companies in the S&P 1500 Specialty Chemicals Index and the S&P 500 is shown below. The graph assumes $100 invested on the last day of December 2019, and the reinvestment of all dividends. The graph is based on historical data and is not intended to be a forecast or indication of future performance of our common stock.
Performance Graph
Comparison of Five-Year Cumulative Total Return
Performance Through December 31, 2024

	December 31,
	2019	2020	2021	2022	2023	2024
NewMarket Corporation	$100.00	$83.50	$73.56	$68.65	$122.96	$121.16
S&P 1500 Specialty Chemicals Index	100.00	116.33	148.60	111.65	128.28	126.04
S&P 500	100.00	118.40	152.39	124.79	157.59	197.02
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
OVERVIEW
When comparing the results of the petroleum additives segment for 2024 with 2023, net sales declined 2.0%, resulting primarily from a decrease in selling prices and a small unfavorable foreign currency impact. Product shipments were flat. Petroleum additives operating profit was 15.1% higher when comparing 2024 with 2023, primarily reflecting the favorable impact of lower raw material and operating costs, which were partially offset by the lower selling prices. The lower operating costs reflect our continued focus on operational efficiency.
We completed the acquisition of AMPAC for approximately $697 million on January 16, 2024. See Note 2 for further information on the acquisition. The operations of AMPAC since the date of acquisition are reflected in the specialty materials segment in the Results of Operations section below.
On January 22, 2024, we entered into a new $900 million revolving credit facility, as well as a $250 million unsecured term loan. Concurrently with the entry into the new revolving credit facility, we terminated our former revolving credit facility. See Note 14 for further information on our debt agreements.
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
RESULTS OF OPERATIONS
Management's discussion and analysis of our results of operations is presented below for the comparative periods of 2024 versus 2023. The discussion and analysis of our results of operations for 2023 compared to 2022 is available in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023.
Net Sales
Our consolidated net sales for 2024 amounted to $2.8 billion, an increase of $88 million, or 3.3%, from 2023.
No single customer accounted for 10% or more of our total net sales in 2024, 2023, or 2022.
The following table shows net sales by segment and product line for each of the last three years. The net sales in the table below for the specialty materials segment include sales since the acquisition of AMPAC on January 16, 2024.

	Years Ended December 31,
(in millions)	2024	2023	2022
Petroleum additives
Lubricant additives	$2,246	$2,296	$2,342
Fuel additives	390	394	412
Total	2,636	2,690	2,754
Specialty materials	141	0	0
All other	9	8	11
Net sales	$2,786	$2,698	$2,765
Petroleum Additives - The regions in which we operate include North America (the United States and Canada), Latin America (Mexico, Central America, and South America), Asia Pacific, and the Europe/Middle East/Africa/India (EMEAI) region. The percentage of net sales being generated in the regions has remained fairly consistent over the past three years, with some limited fluctuation due to various factors, including the impact of regional economic trends. In 2024, North America represented approximately 40% of our petroleum additives net sales, while EMEAI contributed approximately 30%, Asia Pacific approximately 20%, and Latin America the remaining amount. As shown in the table above, lubricant additives net sales and fuel additives net sales compared to total petroleum additives net sales have remained substantially consistent over the past three years.
Petroleum additives net sales for 2024 of $2.6 billion were approximately 2.0% lower than 2023. The decrease was across all regions. The North America region represented approximately 35% of the decrease in petroleum additives net sales, EMEAI and Latin America represented approximately 22% each, and the Asia Pacific region represented approximately 21%.

The approximate components of the petroleum additives decrease in net sales of $54 million when comparing 2024 to 2023 are shown below in millions.

Net sales for the year ended December 31, 2023	$2,690
Lubricant additives shipments	10
Fuel additives shipments	(10)
Selling prices	(51)
Foreign currency impact, net	(3)
Net sales for the year ended December 31, 2024	$2,636
When comparing petroleum additives net sales for 2024 with 2023, the primary driver was lower selling prices along with a small unfavorable foreign currency impact. Lubricant additives shipments were up slightly while fuel additives shipments were lower by the same amount.
The primary foreign currencies in which we transact include the Euro, Pound Sterling, Japanese Yen, Chinese Renminbi, and India Rupee. Comparing 2024 and 2023, the United States Dollar strengthened against all of the major currencies in which we transact, except for the Pound and Euro, resulting in the unfavorable impact to net sales for the 2024 and 2023 comparison. The unfavorable impact was primarily from the Japanese Yen and Chinese Renminbi, which was partially offset by a favorable impact from the Euro.
On a worldwide basis, the volume of product shipments for petroleum additives was flat when comparing 2024 with 2023, with a small increase in lubricant additives offset by a decrease in fuel additives shipments. Both the North America and Asia Pacific regions reported increases in lubricant additives shipments, which were mostly offset by decreases in the EMEAI and Latin America regions. The EMEAI and Latin America regions reported increases in fuel additives shipments, which were more than offset by decreases in the North America and Asia Pacific regions.
Specialty Materials - The specialty materials segment comprises the operations of AMPAC, which operates predominantly in the North America region. Total net sales were $141 million for the period that we owned AMPAC during 2024.
All Other - The “All other” category includes the operations of the antiknock compounds business, as well as certain contracted manufacturing and related services associated with Ethyl and did not have a material impact to consolidated net sales when comparing 2024 and 2023.
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
The following table reports segment operating profit for the last three years. The amount reported for specialty materials is for the period from January 16, 2024 to December 31, 2024. A reconciliation of segment operating profit to income before income tax expense is in Note 5.

	Years Ended December 31,
(in millions)	2024	2023	2022
Petroleum additives	$592	$514	$378
Specialty materials	$17	$0	$0
All other	$(2)	$(5)	$(2)
Petroleum Additives - Petroleum additives segment gross profit increased $69 million, and segment operating profit increased $78 million when comparing 2024 to 2023. The following table presents petroleum additives cost of goods sold as a percentage of net sales and the operating profit margin.

	Years Ended December 31,
	2024	2023	2022
Cost of goods sold as a percentage of net sales	68.0%	71.2%	76.8%
Operating profit margin	22.5%	19.1%	13.7%
While operating margins will fluctuate from quarter to quarter due to multiple factors, we believe the fundamentals of our business and industry as a whole are unchanged.
When comparing 2024 and 2023, the increase in both gross profit and operating profit primarily includes the favorable impacts of lower raw material and operating costs, partially offset by lower selling prices. As shipment volumes were flat between the two years, the impact of shipments on gross profit and operating profit was negligible. We are maintaining our focus on managing our operating costs, optimizing inventory levels, and enhancing portfolio profitability while continuing our investment in technology to meet our customers' needs.
Petroleum additives selling, general, and administrative expenses (SG&A) increased by $5 million, or 4.2%, in 2024 compared to 2023. SG&A as a percentage of net sales was 4.8% in 2024 and 4.6% in 2023. Our SG&A costs are primarily personnel-related and include salaries, benefits, and other costs associated with our workforce, including travel-related expenses. While personnel-related costs fluctuate from year to year, there were no significant changes in the drivers of these costs when comparing 2024 and 2023.
Our investment in petroleum additives research, development, and testing (R&D) decreased approximately $13 million when comparing 2024 with 2023. As a percentage of net sales, R&D was 4.7% in 2024 and 5.1% in 2023. Our R&D investments reflect our efforts to support the development of solutions that meet our customers' needs, meet new and evolving standards, and support our expansion into new product areas. Our approach to R&D investments, as it is with SG&A costs, is one of purposeful spending on programs to support our current product base and to ensure that we develop products to support our customers' programs in the future. R&D investments include personnel-related costs, as well as costs for internal and external testing of our products. Substantially all investments in new product development are incurred in the United States and the United Kingdom (U.K.), with approximately 70% of total R&D attributable to the North America and EMEAI regions. The remaining R&D is attributable to the Asia Pacific and Latin America regions and represents customer technology support services in those regions. Our R&D is related to the petroleum additives segment.
Specialty Materials - The specialty materials segment reported operating profit of $17 million for the period from the AMPAC acquisition date of January 16, 2024 to December 31, 2024. The specialty materials results include the sale of AMPAC finished goods inventory that we acquired at closing. The acquired inventory, which was recorded at fair value on the acquisition date and was sold during 2024, generated no margin.
The following discussion references certain captions on the Consolidated Statements of Income.
Interest and Financing Expenses
Interest and financing expenses were $57 million in 2024 and $37 million in 2023. The increase in interest and financing expense between 2024 and 2023 resulted primarily from both higher average debt outstanding and a higher average interest rate.
Other Income (Expense), Net
Other income (expense), net was income of $51 million in 2024 and $43 million in 2023. The amounts for both periods included the components of net periodic benefit cost (income), except for service costs, from defined benefit pension and postretirement plans. See Note 18 for further information on total periodic benefit cost (income).

Income Tax Expense
Income tax expense was $122 million in 2024 and $100 million in 2023. The effective tax rate was 20.8% in 2024 and 20.5% in 2023. When comparing 2024 and 2023, income tax expense increased $20 million due to the higher income before income taxes and $2 million from the slightly higher effective tax rate.
On October 8, 2021, almost all members of the Organisation for Economic Co-operation and Development (OECD) reached an agreement on a two-pillar approach to international tax reform, including the establishment of a 15% global minimum tax for large multinational entities. Several jurisdictions in which we operate have adopted or are in the process of adopting this global minimum tax. We are continuing to monitor the legislation in these jurisdictions and have recognized an immaterial impact to our effective tax rate and income tax liabilities during the year ended December 31, 2024 related to the enactment of these rules.
CASH FLOWS DISCUSSION
We generated cash from operating activities of $520 million in 2024 and $577 million in 2023.
During 2024, we used the $520 million of cash generated from operating activities, along with proceeds from the term loan and net borrowings of $77 million on the revolving credit facility to acquire AMPAC for $681 million (net of $16 million cash acquired), pay dividends of $96 million, fund capital expenditures of $57 million, and repurchase shares of our common stock for $32 million. Cash flows from operating activities included a decrease of $23 million from higher working capital requirements, which is further discussed in the Working Capital section below, and a decrease of $12 million for cash contributions to our pension and postretirement plans.
During 2023, we used the $577 million of cash generated from operating activities to make net payments of $361 million on our revolving credit facility, pay dividends of $85 million, fund capital expenditures of $48 million, and repurchase shares of our common stock for $43 million. Cash flows from operating activities included an increase of $134 million from lower working capital requirements and a decrease of $10 million for cash contributions to our pension and postretirement plans.
FINANCIAL POSITION AND LIQUIDITY
Cash
At December 31, 2024, we had cash and cash equivalents of $77 million as compared to $112 million at the end of 2023.
Cash and cash equivalents held by our foreign subsidiaries amounted to approximately $71 million at December 31, 2024 and $87 million at December 31, 2023. Periodically, we repatriate cash from our foreign subsidiaries to the United States through intercompany dividends and loans. We do not anticipate significant tax consequences of future distributions of foreign earnings.
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

2.70% Senior Notes - On March 18, 2021, we issued $400 million aggregate principal amount of 2.70% senior notes due 2031 at an issue price of 98.763%. We used the net proceeds from the offering for the repayment and redemption of our 4.10% senior notes and for general corporate purposes. We incurred financing costs in 2021 of approximately $4 million related to the 2.70% senior notes, which are being amortized over the term of the notes. We were in compliance with all covenants under the indenture governing the 2.70% senior notes as of December 31, 2024 and December 31, 2023.
3.78% Senior Notes - On January 4, 2017, we issued $250 million in senior unsecured notes in a private placement with The Prudential Insurance Company of America and certain other purchasers. These notes bear interest at 3.78% with interest payable semiannually. We made the first principal payment of $50 million on January 4, 2025 and have four remaining principal payments of $50 million due January 4 of each year through 2029. We have the right to make optional prepayments on the notes at any time, subject to certain limitations. We were in compliance with all covenants under the 3.78% senior notes as of December 31, 2024 and December 31, 2023.
Term Loan - On January 22, 2024, we entered into a credit agreement for an unsecured $250 million term loan (the Term Loan Credit Agreement), which matures on January 22, 2026. We borrowed the entire $250 million available under the Term Loan Credit Agreement and paid financing costs of $0.4 million, which are being amortized over the term of the agreement. We are required to repay the principal amount borrowed under the term loan in full at maturity. We may, in our sole discretion and subject to the conditions set forth in the Term Loan Credit Agreement, prepay, without penalty, amounts borrowed under the term loan, together with any accrued and unpaid interest, prior to maturity. Any amounts prepaid prior to maturity are not available for additional borrowings by us.
The Term Loan Credit Agreement contains certain customary covenants, including financial covenants, which require NewMarket to maintain a consolidated Leverage Ratio (as defined in the Term Loan Credit Agreement) of no more than 3.75 to 1.00 except during an Increased Leverage Period (as defined in the Term Loan Credit Agreement). At December 31, 2024, the Leverage Ratio was 1.33. We were in compliance with all covenants under the term loan as of December 31, 2024.
Revolving Credit Facility - On January 22, 2024, we entered into a credit agreement for a $900 million revolving credit facility (the Revolving Credit Agreement). The revolving credit facility matures on January 22, 2029 and includes a $500 million sublimit for multicurrency borrowings, an initial letter of credit sublimit of $25 million, and a $20 million sublimit for swingline loans. The Revolving Credit Agreement includes an expansion feature allowing us, subject to certain conditions, to request an increase in the aggregate amount of the revolving credit facility or obtain incremental term loans in an amount up to $450 million. We may also request an extension of the maturity date as provided for in the Revolving Credit Agreement. Certain of our foreign subsidiaries may, from time to time, become borrowers under the Revolving Credit Agreement. The obligations under the Revolving Credit Agreement are unsecured and are fully and unconditionally guaranteed by NewMarket.
Concurrently with entering into the Revolving Credit Agreement, we terminated our former revolving credit facility dated as of March 5, 2020. Upon termination, we repaid the amount then outstanding under the former revolving credit facility, plus accrued and unpaid interest.
Outstanding borrowings under the revolving credit facility amounted to $77 million at December 31, 2024. There were no outstanding borrowings under the former revolving credit facility at December 31, 2023. Outstanding letters of credit under the applicable revolving credit facility amounted to approximately $4 million at December 31, 2024 and $2 million at December 31, 2023. The unused portion of the applicable revolving credit facility amounted to $819 million at December 31, 2024 and $898 million at December 31, 2023.
The average interest rate for borrowings under the applicable credit facility was 6.5% during 2024 and 6.2% during 2023.

The Revolving Credit Agreement contains certain customary covenants, including financial covenants, which require us to maintain a consolidated Leverage Ratio (as defined in the Revolving Credit Agreement) of no more than 3.75 to 1.00 except during an Increased Leverage Period (as defined in the Revolving Credit Agreement). At December 31, 2024, the Leverage Ratio was 1.33. We were in compliance with all covenants under the applicable revolving credit facility as of December 31, 2024 and December 31, 2023.
Other Borrowings - Two of our subsidiaries, one in Singapore and one China, have access to separate short-term lines of credit of $10 million each. There was no activity on these lines of credit in 2024 or 2023.
***
We had long-term debt of $971 million at December 31, 2024 and $644 million at December 31, 2023. As a percentage of total capitalization (total long-term debt and shareholders’ equity), our total long-term debt percentage increased from 37.4% at the end of 2023 to 39.9% at the end of 2024. The change resulted primarily from the increase in outstanding term loan and revolving credit facility borrowings, partially offset by an increase in shareholders’ equity. The increase in shareholders' equity primarily reflects our earnings and an increase in the funded position of our retirement plans, partially offset by dividend payments, repurchases of shares of our common stock, and an unfavorable change in the impact from foreign currency translation adjustments. Generally, we repay any outstanding long-term debt with cash from operations or refinancing activities.
Working Capital
Including cash and cash equivalents and the impact of foreign currency on the balance sheet, at December 31, 2024, we had working capital of $655 million, resulting in a current ratio of 2.75 to 1. Our working capital at December 31, 2023 on the same basis was $675 million, resulting in a current ratio of 2.85 to 1.
The working capital of AMPAC is included in our consolidated balance sheet at December 31, 2024. Other than the impact of AMPAC working capital, the most significant change in working capital since December 31, 2023 included a decrease in trade and other accounts receivable offset by an increase in inventories. In addition to these items, cash and cash equivalents decreased as outlined in the cash flows discussion above.
The decrease in trade and other accounts receivable primarily represents lower sales levels along with the collection of value added taxes at one of our foreign subsidiaries. The increase in inventories reflects planned increased production to allow for normal maintenance outages and changes in production units as compared to our planned inventory rationalization that took place in 2023.
Capital Expenditures
Capital expenditures were $57 million for 2024 and $48 million for 2023. We estimate capital expenditures in 2025 will be in the range of $60 million to $70 million as we anticipate spending on several improvements to our manufacturing and R&D infrastructure around the world. We expect to continue to finance capital spending through cash provided from operations, as well as with borrowing available under our revolving credit facility.
Environmental Expenses
We spent approximately $37 million in 2024 and $41 million in 2023 for ongoing environmental operating and clean-up costs, excluding depreciation of previously capitalized expenditures. These environmental operating and clean-up expenses are included in cost of goods sold. We expect to continue to fund these costs through cash provided by operations.
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

The debt-related contractual obligations include both principal payments on outstanding long-term debt and the related interest payments. The maturity dates and interest rates, as well as information on the repayment of the principal on our long-term debt is detailed above in the Debt section, as well as in Note 14. At December 31, 2024, all of our long-term debt was at fixed rates, except for the revolving credit facility and the term loan agreement. A discussion of interest rate sensitivity is in Item 7A. Interest is paid semi-annually on our fixed rate long-term debt agreements.
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
The annual operating expenses and capital expenditures associated with compliance with environmental, health, and safety regulations are included in Item 1, Governmental and Environmental Regulations. In addition to these costs, there are expected cash flows for dismantling and decontamination of environmental sites. At December 31, 2024, these costs were estimated at approximately $1 million in each of 2025 through 2029 and $9 million thereafter.
We expect that cash from operations, together with borrowing available under our credit facilities, will continue to be sufficient for our operating needs and planned capital expenditures for both a short-term and long-term horizon.
Pension and Postretirement Benefit Plans
Our U.S. and foreign benefit plans are discussed separately below. The information below for our U.S. plans applies to all of our U.S. benefit plans on a combined basis. Our foreign plans are quite diverse, and the actuarial assumptions used by the various foreign plans are based upon the circumstances of each particular country and retirement plan. We use a December 31 measurement date to determine our net periodic benefit cost (income) for all of our pension and postretirement benefit plans and related financial disclosure information. Additional information on our pension and postretirement plans is in Note 18.
U.S. Pension and Postretirement Benefit Plans—The average remaining service period of active participants for our U.S. plans is 13.1 years, while the average remaining life expectancy of inactive participants is 22.3 years. We utilize the sex distinct Pri-2012 table with separate rates for annuitants, non-annuitants, and contingent annuitants, projected generationally using Scale MP-2021 in determining the impact of mortality on the U.S. benefit plans in our financial statements.
Investment Return Assumptions and Asset Allocation - We periodically review our assumptions for the long-term expected return on pension plan assets. As part of the review and to develop expected rates of return, we considered an analysis of expected returns based on the U.S. plans’ asset allocation as of both January 1, 2025 and January 1, 2024. This analysis reflects our expected long-term rates of return for each significant asset class or economic indicator. The range of returns developed relies both on forecasts and on broad-market historical benchmarks for expected return, correlation, and volatility for each asset class. The asset allocation for our U.S. pension plans is predominantly weighted toward equities. Through the ongoing monitoring of our investments and review of market data, we have determined that we should maintain the expected long-term rate of return for our U.S. pension plans at 8.0% at December 31, 2024.
An actuarial gain on the assets occurred during 2024 and 2023 as the actual investment return for all of our U.S. qualified pension plans exceeded the expected return by approximately $54 million in 2024 and $47 million in 2023. Investment gains and losses are recognized in earnings on an amortized basis over a period of 5 years. The amortization of the actuarial net gain is expected to be approximately $4 million in 2025 resulting primarily from the actuarial gain related to the investment gains on plan assets and the actuarial gains associated with the increase in the discount rate. We expect that there will be continued volatility in net periodic benefit cost (income) for our pension plans as actual investment returns vary from the expected return, but we continue to believe the potential long-term benefits justify the risk premium for equity investments.
At December 31, 2024, our expected long-term rate of return on our postretirement plans was 4.0%. This rate varies from the pension rate of 8.0% primarily because of the difference in investment of plan assets. The assets of the postretirement plan are held in an insurance contract, which results in a lower assumed rate of investment return.

We expect to have net periodic benefit income for our pension and postretirement plans during 2025, as the expected return on assets and amortization is higher than the offsetting benefit costs. Net periodic benefit cost (income) for the pension and the life insurance portion of postretirement plans are sensitive to changes in the expected return on assets. For example, decreasing the expected rate of return by 100 basis points to 7.0% for pension assets and 3.0% for postretirement benefit assets (while holding other assumptions constant) would reduce the forecasted 2025 income for our U.S. pension and postretirement plans by approximately $8 million. Similarly, a 100 basis point increase in the expected rate of return to 9.0% for pension assets and 5.0% for postretirement benefit assets (while holding other assumptions constant) would increase forecasted 2025 pension and postretirement income by $8 million.
Discount Rate Assumption - We develop the discount rate assumption by determining the single effective discount rate for a unique hypothetical portfolio constructed from investment-grade bonds that, in the aggregate, match the projected cash flows of each of our retirement plans. The discount rate is developed based on the hypothetical portfolio on the last day of December. The discount rate at December 31, 2024 was 5.875% for all plans.
Net periodic benefit cost (income) for pension and postretirement benefit plans is also sensitive to changes in the discount rate. For example, decreasing the discount rate by 100 basis points to 4.875% (while holding other assumptions constant) would reduce the forecasted 2025 income for our U.S. pension and postretirement benefit plans by approximately $6 million. A 100 basis point increase in the discount rate to 6.875% (while holding other assumptions constant) would increase forecasted 2025 pension and postretirement benefit income by approximately $5 million.
Rate of Projected Compensation Increase - We have maintained our rate of projected compensation increase at December 31, 2024 at 3.5%. The rate assumption was based on an analysis of our projected compensation increases for the foreseeable future.
Liquidity - Cash contribution requirements to the pension plan are sensitive to changes in assumed interest rates and investment gains or losses in the same manner as pension expense. While we do not expect to make a cash contribution to our U.S. qualified pension plans, we expect our aggregate cash contributions to the U.S. pension plans will be approximately $4 million in 2025. We expect our contributions to the postretirement benefit plans will be approximately $1 million in 2025.
Foreign Pension Benefit Plans - Our foreign pension plans are quite diverse. The following information applies only to our U.K. pension plan, which represents the majority of the amounts recorded in our financial statements for our foreign pension plans. The average remaining service period of active participants for our U.K. plan is approximately 15 years, while the average remaining life expectancy of inactive participants is 21 years. In determining the impact of mortality on the U.K. pension plan in our financial statements, we utilize the S3PxA mortality tables weighted by 92% for males and 100% for females and allow for future projected improvements in life expectancy in line with the CMI 2023 model with the core smoothing parameter, an initial addition to mortality improvements of 0.3% per year, and an experience weighting of 0% on both 2020 and 2021 data and 20% on both 2022 and 2023 data, with a long-term rate of improvement of 1.65% per year for males and 1.15% per year for females based on the membership of the plan.
Investment Return Assumptions and Asset Allocation - We periodically review our assumptions for the long-term expected return on the U.K. pension plan assets. The expected long-term rate of return is based on both the asset allocation and yields available in the U.K. markets.
The target asset allocation in the U.K. is 40% in pooled equities funds, 40% in pooled government bonds, and 20% in pooled diversified growth funds. The actual allocation at the end of 2024 was 51% in pooled equities funds, 27% in pooled government bonds, 21% in pooled diversified growth funds, and 1% in cash. Based on the actual asset allocation and the expected yields available in the U.K. markets, the expected long-term rate of return for the U.K. pension plan was 7.7% at December 31, 2024.
An actuarial gain on the assets occurred during both 2024 and 2023 as the actual investment return exceeded the expected investment return by approximately $1 million in 2024 and $4 million in 2023. An actuarial gain of $16 million occurred during 2024 and an actuarial loss of $3 million occurred during 2023 on plan liabilities primarily due to changes in the assumptions. Investment and liability gains and losses are recognized in earnings on an amortized basis over a period of years. The combined gains result in an expected amortization of net gain of $0.8 million in 2025. We expect that there will be continued volatility in the net periodic benefit cost (income) for our U.K. pension plan as actual investment returns vary from the expected return, but we continue to believe the potential benefits justify the risk premium for the target asset allocation.
We expect to have pension income during 2025 related to our U.K. plan, as the expected return on assets is higher than the offsetting pension costs. Net periodic benefit cost (income) for the U.K. pension plan is sensitive to changes in the expected return on assets. For example, decreasing the expected rate of return by 100 basis points to 6.7% (while holding other assumptions constant) would decrease the forecasted 2025 income for our U.K. pension plan by approximately $2 million. Similarly, a 100 basis point increase in the expected rate of return to 8.7% (while holding other assumptions constant) would increase forecasted 2025 pension income by approximately $2 million.
Discount Rate Assumption - We utilize a yield curve based on AA-rated corporate bond yields in developing a discount rate assumption. The yield appropriate to the duration of the U.K. plan liabilities is then used. The discount rate at December 31, 2024 was 5.50%.
Net periodic benefit cost (income) for the U.K. pension plan is also sensitive to changes in the discount rate. For example, decreasing the discount rate by 100 basis points to 4.50% (while holding other assumptions constant) would decrease the forecasted 2025 income for our U.K. pension plans by approximately $400 thousand. A 100 basis point increase in the discount rate to 6.50% (while holding other assumptions constant) would increase forecasted 2025 pension income by approximately $300 thousand.
Rate of Projected Compensation Increase - Our rate of projected compensation increase at December 31, 2024 is 3.5%. The rate assumption was based on an analysis of our projected compensation increases for the foreseeable future.
Liquidity - Cash contribution requirements to the U.K. pension plan are sensitive to changes in assumed interest rates and investment gains or losses. We expect our aggregate U.K. cash contributions will be approximately $3 million in 2024.
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
Our petroleum additives segment may experience impacts to its operating performance during 2025 due to the uncertain global economic environment in which we operate; however, we anticipate continued strength from this segment. As a result, we will continue to focus on cost control and operating profit margin management throughout the year. We expect over the long-term that the petroleum additives market will grow annually up to 2%. We plan to exceed that growth rate in our petroleum additives segment.
Over the past several years we have made significant investments in our petroleum additives business as the industry fundamentals remain positive. These investments have been, and will continue to be, focused on operational efficiencies, organizational talent, technology development and processes, as well as global infrastructure, including technical centers, production capabilities, and geographic expansion. We intend to utilize these investments to improve our ability to deliver the solutions that our customers value, expand our global reach, and enhance our operating results. We will continue to invest in our capabilities to provide even better value, service, technology, and customer solutions.
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
While our AMPAC acquisition is outside of our core petroleum additives business, we believe it is an excellent opportunity to provide long-term value for our shareholders. Nonetheless, our primary focus in the acquisition area remains on the petroleum additives industry. It is our view that the petroleum additives industry will provide the greatest opportunity for solid returns on our investments while minimizing risk. We remain focused on this strategy and will evaluate any future opportunities. We will continue to evaluate all alternative uses of cash to enhance shareholder value, including stock repurchases and dividends.
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
Intangibles (net of amortization) and Goodwill
We have certain identifiable intangibles amounting to $371 million and goodwill amounting to $379 million at December 31, 2024 that are discussed in Note 11. Of these intangibles and goodwill, $124 million is attributable to the petroleum additives segment and $626 million to the specialty materials segment. The identifiable intangibles are being amortized over periods with up to approximately 17 years of remaining life. The water rights are indefinite-lived and non-amortizing.
We estimate fair value for these identifiable intangibles using an income valuation approach for customer bases, formulas and technology, and trademarks and trade names. The cash flow projections included significant judgments and assumptions relating to revenue growth rates; earnings before interest, taxes, depreciation, and amortization; discount rate; contributory asset charges; and customer attrition rate for customer bases and revenue growth rates; royalty rates; and discount rate for formulas and technology and trademarks and trade names. We use a market valuation approach for estimating water rights and our significant judgements and assumptions included comparable sales data.
We continue to assess the market related to the intangibles and goodwill, as well as their specific values and evaluate the intangibles and goodwill for any potential impairment when significant events or circumstances occur that might impair the value of these assets. We have concluded the values are appropriate, as are the amortization periods for the intangibles. However, if conditions were to substantially deteriorate in the petroleum additives or specialty material markets, it could possibly cause a decrease in the estimated useful lives of the intangible assets or result in a noncash write-off of all or a portion of the intangibles and goodwill carrying amounts. A reduction in the amortization period or write-off of the intangibles would have no effect on cash flows. We do not anticipate such a change in the market conditions in the near term.
Pension Plans and Postretirement Benefits
The impact of the pension and postretirement benefit plan obligations recorded in the financial statements is dependent upon utilizing actuarial methods and requires the use of estimates and assumptions. These assumptions include the discount rate, rate of projected compensation increase, and the expected long-term rate of return on plan assets. A change in any of these assumptions could cause different results for the plans and therefore, impact our results of operations, cash flows, and financial condition. We develop these assumptions after considering available information that we deem relevant. Information is provided on the pension and postretirement plans in Note 18. In addition, further disclosure of the effect of changes in these assumptions is provided in the Financial Position and Liquidity section of Item 7.
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
The following analysis presents the effect on our results of operations, cash flows, and financial position as if the hypothetical changes in market risk factors occurred at December 31, 2024. We analyzed only the potential impacts of our hypothetical assumptions. This analysis does not consider other possible effects that could impact our business.

Interest Rate Risk
At December 31, 2024, we had total long-term debt of $971 million. All of the long-term debt is at fixed rates except for $77 million outstanding under the revolving credit facility and $250 million outstanding under the term loan agreement. There was no interest rate risk at the end of the year associated with the fixed rate debt.
Holding all other variables constant, if the variable portion of the interest rates hypothetically increased 10%, the effect on our earnings and cash flow would have been additional interest expense of $2 million.
Holding all other variables constant, a hypothetical 100 basis point decrease in interest rates would have resulted in a change of $30 million in fair value of our debt at December 31, 2024.
Foreign Currency Risk
We sell to customers in foreign markets through our foreign subsidiaries, as well as through export sales from the United States. These transactions are often denominated in currencies other than the U.S. Dollar. Our primary currency exposures are the European Union Euro, British Pound Sterling, Japanese Yen, Chinese Renminbi, Indian Rupee, Singapore Dollar, Mexican Peso, Australian Dollar, and Canadian Dollar. We may enter into forward contracts as hedges to minimize the fluctuation of intercompany accounts receivable denominated in foreign currencies. At December 31, 2024, we had no outstanding forward contracts.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of NewMarket Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of NewMarket Corporation and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of income, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Valuation of Pension Benefit Obligation
As described in Note 18 to the consolidated financial statements, the Company’s consolidated pension benefit obligation, excluding other postretirement benefits, for its US and foreign retirement plans was $561 million as of December 31, 2024. As disclosed by management, the pension benefit obligation is dependent upon utilizing actuarial methods and requires the use of estimates and assumptions. Management’s assumptions include the discount rate, rate of projected compensation, and the expected long-term rate of return on plan assets.
The principal considerations for our determination that performing procedures relating to the valuation of the pension benefit obligation is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the pension benefit obligation; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s valuation of the pension benefit obligation. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the pension benefit obligation; (ii) testing the completeness and accuracy of the underlying data used in the actuarial methods; and the use of professionals with specialized skill and knowledge to assist in evaluating (i) the appropriateness of the actuarial methods and (ii) the reasonableness of the discount rate assumptions.
Acquisition of American Pacific Corporation – Valuation of Intangible Assets
As described in Note 2 to the consolidated financial statements, on January 16, 2024, the Company completed the acquisition of AMPAC Intermediate Holdings, LLC, the ultimate parent company of American Pacific Corporation (AMPAC) for approximately $697 million. Of the acquired identifiable intangible assets, $275 million of customer base, $60 million of formulas and technology, $30 million of trademarks and trade names, and $29 million of water rights (collectively, the “intangible assets acquired”) were recorded. As disclosed by management, fair value is estimated by management using an income valuation approach for (i) customer base, (ii) formulas and technology, and (iii) trademarks and trade names. Management’s cash flow projections included significant judgments and assumptions relating to (i) revenue growth rates, earnings before interest, taxes, depreciation, and amortization (EBITDA), discount rate, contributory asset charges, and customer attrition rate for customer base, and (ii) revenue growth rates, royalty rates, and discount rate for formulas and technology and trademarks and trade names. Fair value is estimated by management using a market valuation approach for water rights, and management’s significant judgments and assumptions included comparable sales data.
The principal considerations for our determination that performing procedures relating to the valuation of intangible assets acquired in the acquisition of AMPAC is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the intangible assets acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to (a) revenue growth rates, EBITDA, discount rate, contributory asset charges, and customer attrition rate for customer base, (b) revenue growth rates, royalty rates, and discount rate for formulas and technology and trademarks and trade names, and (c) comparable sales data for water rights; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the intangible assets acquired. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the intangible assets acquired; (iii) evaluating the appropriateness of the income and market valuation approaches used by management; (iv) testing the completeness and accuracy of the underlying data used in the income and market valuation approaches; and (v) evaluating the reasonableness of the significant assumptions used by management related to (a) revenue growth rates, EBITDA, discount rate, contributory asset charges, and customer attrition rate for customer base, (b) revenue growth rates, royalty rates, and discount rate for formulas and technology and trademarks and trade names, and (c) comparable sales data for water rights. Evaluating management’s assumptions related to (a) revenue growth rates and EBITDA for customer base and (b) revenue growth rates for formulas and technology and trademarks and trade names involved considering (i) the current and past performance of the AMPAC business; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the income and market valuation approaches and (ii) the reasonableness of the (a) discount rate, contributory asset charges, and customer attrition rate assumptions for customer base, (b) royalty rates and discount rate assumptions for technology and formula and trademarks and trade names, and (c) comparable sales data assumption for water rights.

 /s/ PricewaterhouseCoopers LLP
Richmond, Virginia
February 14, 2025
We have served as the Company’s or its predecessor's auditor since 1947.

NewMarket Corporation and Subsidiaries
Consolidated Statements of Income

	Years Ended December 31,
(in thousands, except per-share amounts)	2024	2023	2022
Net sales	$2,786,558	$2,698,419	$2,764,799
Cost of goods sold	1,900,212	1,925,906	2,124,302
Gross profit	886,346	772,513	640,497
Selling, general, and administrative expenses	171,412	151,470	145,106
Research, development, and testing expenses	124,898	137,998	140,252
Operating profit	590,036	483,045	355,139
Interest and financing expenses, net	57,366	37,359	35,202
Loss on early extinguishment of debt	0	0	7,545
Other income (expense), net	51,437	43,276	35,342
Income before income tax expense	584,107	488,962	347,734
Income tax expense	121,694	100,098	68,196
Net income	$462,413	$388,864	$279,538
Earnings per share - basic and diluted	$48.22	$40.44	$27.77
See accompanying Notes to Consolidated Financial Statements

NewMarket Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
(in thousands)	2024	2023	2022
Net income	$462,413	$388,864	$279,538
Other comprehensive income (loss):
Pension plans and other postretirement benefits:
Prior service credit (cost) arising during the period, net of income tax expense (benefit) of $0 in 2024, $(212) in 2023 and $(21) in 2022	0	(436)	(65)
Amortization of prior service cost (credit) included in net periodic benefit cost (income), net of income tax expense (benefit) of $(704) in 2024, $(642) in 2023 and $(627) in 2022	(1,996)	(2,062)	(1,993)
Actuarial net gain (loss) arising during the period, net of income tax expense (benefit) of $25,980 in 2024, $9,879 in 2023 and $17,552 in 2022	75,382	29,343	53,084
Amortization of actuarial net (gain) loss included in net periodic benefit cost (income), net of income tax expense (benefit) of $(478) in 2024, $(456) in 2023 and $655 in 2022	(1,394)	(1,441)	2,014
Total pension plans and other postretirement benefits	71,992	25,404	53,040
Foreign currency translation adjustments, net of income tax expense (benefit) of $(1,870) in 2024, $703 in 2023 and $468 in 2022	(18,051)	25,520	(42,808)
Other comprehensive income (loss)	53,941	50,924	10,232
Comprehensive income	$516,354	$439,788	$289,770
See accompanying Notes to Consolidated Financial Statements

NewMarket Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31,
(in thousands, except share amounts)	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$77,476	$111,936
Trade and other accounts receivable, net	395,450	432,349
Inventories	505,426	456,234
Prepaid expenses and other current assets	51,203	39,051
Total current assets	1,029,555	1,039,570
Property, plant, and equipment, net	735,361	654,747
Intangibles (net of amortization) and goodwill	750,424	124,642
Prepaid pension cost	490,418	370,882
Operating lease right-of-use assets, net	71,253	70,823
Deferred charges and other assets	52,530	48,207
Total assets	$3,129,541	$2,308,871
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$225,874	$231,137
Accrued expenses	89,277	76,546
Dividends payable	22,037	19,212
Income taxes payable	15,798	6,131
Operating lease liabilities	15,337	15,074
Other current liabilities	6,155	16,064
Total current liabilities	374,478	364,164
Long-term debt	971,281	643,622
Operating lease liabilities - noncurrent	54,754	55,058
Other noncurrent liabilities	267,445	168,966
Total liabilities	1,667,958	1,231,810
Commitments and contingencies (Note 21)
Shareholders’ equity:
Common stock and paid-in capital (with no par value; authorized shares - 80,000,000; issued and outstanding - 9,524,789 at December 31, 2024 and 9,590,086 at December 31, 2023)	0	2,130
Accumulated other comprehensive income (loss)	32,870	(21,071)
Retained earnings	1,428,713	1,096,002
Total shareholders' equity	1,461,583	1,077,061
Total liabilities and shareholders' equity	$3,129,541	$2,308,871
See accompanying Notes to Consolidated Financial Statements

NewMarket Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity

	Common Stock and Paid-in Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
(in thousands, except share and per-share amounts)	Shares	Amount
Balance at December 31, 2021	10,362,722	$0	$(82,227)	$844,356	$762,129
Net income				279,538	279,538
Other comprehensive income (loss)			10,232		10,232
Cash dividends ($8.40 per share)				(84,263)	(84,263)
Repurchases of common stock	(668,553)	(2,205)		(205,265)	(207,470)
Stock-based compensation	7,978	2,205		36	2,241
Balance at December 31, 2022	9,702,147	0	(71,995)	834,402	762,407
Net income				388,864	388,864
Other comprehensive income (loss)			50,924		50,924
Cash dividends ($8.85 per share)				(85,034)	(85,034)
Repurchases of common stock	(119,075)	(1,857)		(41,419)	(43,276)
Tax withholdings related to stock-based compensation	(2,493)	(33)		(803)	(836)
Stock-based compensation	9,507	4,020		(8)	4,012
Balance at December 31, 2023	9,590,086	2,130	(21,071)	1,096,002	1,077,061
Net income				462,413	462,413
Other comprehensive income (loss)			53,941		53,941
Cash dividends ($10.00 per share)				(95,902)	(95,902)
Repurchases of common stock	(70,970)	(3,873)		(33,816)	(37,689)
Tax withholdings related to stock-based compensation	(1,816)	(1,118)			(1,118)
Stock-based compensation	7,489	2,861		16	2,877
Balance at December 31, 2024	9,524,789	$0	$32,870	$1,428,713	$1,461,583
See accompanying Notes to Consolidated Financial Statements

NewMarket Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2024	2023	2022
Cash and cash equivalents at beginning of year	$111,936	$68,712	$83,304
Cash flows from operating activities:
Net income	462,413	388,864	279,538
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	116,957	78,010	82,285
Deferred income tax benefit	(12,799)	(14,750)	(42,645)
Loss on early extinguishment of debt	0	0	7,545
Change in assets and liabilities:
Trade and other accounts receivable, net	36,147	31,594	(73,089)
Inventories	(36,539)	192,470	(166,558)
Prepaid expenses and other current assets	1,112	744	2,159
Accounts payable and accrued expenses	(7,643)	(59,176)	35,532
Operating lease liabilities	(19,537)	(20,005)	(18,275)
Other current liabilities	(3,826)	(1,855)	4,009
Income taxes payable	6,954	(9,492)	11,586
Loss on marketable securities	0	0	2,977
Cash pension and postretirement contributions	(11,814)	(10,219)	(9,748)
Other, net	(11,833)	638	(6,696)
Cash provided from (used in) operating activities	519,592	576,823	108,620
Cash flows from investing activities:
Capital expenditures	(57,319)	(48,293)	(56,169)
Acquisition of business (net of $15,588 of cash acquired)	(681,479)	0	0
Purchases of marketable securities	0	0	(787)
Proceeds from sales and maturities of marketable securities	0	0	372,846
Cash provided from (used in) investing activities	(738,798)	(48,293)	315,890
Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facility	77,000	(361,000)	213,000
Proceeds from term loan	250,000	0	0
Dividends paid	(95,902)	(85,034)	(84,263)
Repurchases of common stock	(31,914)	(42,864)	(207,470)
Debt issuance costs	(2,251)	0	0
Redemption of 4.10% senior notes	0	0	(350,000)
Cash costs of 4.10% senior notes redemption	0	0	(7,099)
Other, net	(11,128)	1,304	(3,525)
Cash provided from (used in) financing activities	185,805	(487,594)	(439,357)
Effect of foreign exchange on cash and cash equivalents	(1,059)	2,288	255
(Decrease) increase in cash and cash equivalents	(34,460)	43,224	(14,592)
Cash and cash equivalents at end of year	$77,476	$111,936	$68,712
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
NewMarket is the parent company of separate operating companies, each managing its own assets and liabilities. Those companies are Afton, which focuses on petroleum additive products; Ethyl, representing certain contracted manufacturing and related services, as well as the antiknock compounds business; AMPAC, which manufactures specialty materials products, and NewMarket Development, which manages the real property and improvements that we own in Virginia. NewMarket is also the parent company of NewMarket Services, which provides various administrative services to NewMarket, Afton, Ethyl, AMPAC, and NewMarket Development.
Foreign Currency Translation - We translate the balance sheets of our foreign subsidiaries into U.S. Dollars based on the current exchange rate at the end of each period. We translate the statements of income using the weighted-average exchange rates for the period. NewMarket includes translation adjustments in the Consolidated Balance Sheets as part of accumulated other comprehensive income (loss) and transaction adjustments in the Consolidated Statements of Income as part of cost of goods sold. Foreign currency transaction adjustments resulted in a net loss of $9 million in 2024 and $4 million in each of 2023 and 2022.
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
Accounts Receivable - We record our accounts receivable at invoiced amounts adjusted for allowances for credit losses. The allowance for credit losses represents probable losses to be incurred if our customers do not make required payments. We determine the adequacy of the allowance by periodically evaluating each customer’s receivable balance, considering their financial condition and credit history, and considering current economic conditions. The allowance for credit losses was not material at December 31, 2024 or December 31, 2023.
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

Notes to Consolidated Financial Statements

Intangibles (Net of Amortization) and Goodwill - Identifiable intangibles include acquired contracts, formulas and technology, trademarks and trade names, and customer bases, as well as non-amortizing water rights. We assign a value to acquired identifiable intangibles based on independent third-party appraisals and management's assessment at the time of acquisition. NewMarket amortizes the cost of definite-lived identifiable intangibles by the straight-line method over the estimated economic life of the intangible. We test indefinite-lived intangible assets for impairment annually and between annual tests if events or circumstances indicate that it is more likely than not that the asset is impaired.
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
Employee Savings Plan - Most of our full-time salaried and hourly employees may participate in defined contribution savings plans. Employees who are covered by collective bargaining agreements may also participate in a savings plan according to the terms of their bargaining agreements. Employees, as well as NewMarket, contribute to the plans. We made contributions of $7 million in each of 2024, 2023, and 2022 related to these plans.
Research, Development, and Testing Expenses - NewMarket expenses all research, development, and testing costs as incurred. R&D costs include personnel-related costs, as well as internal and external testing of our products.
Income Taxes - We recognize deferred income taxes for temporary differences between the financial reporting basis and the income tax basis of assets and liabilities. We also adjust for changes in tax rates and laws at the time the changes are enacted. A valuation allowance is recorded when it is more likely than not that a deferred tax asset will not be realized. We typically remove a tax impact from accumulated other comprehensive income (loss) when the underlying circumstance which gave rise to the tax impact no longer exists.
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
We record all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. We may enter into derivative contracts that are intended to economically hedge certain of our risks, even though hedge accounting does not apply, or we elect not to apply hedge accounting. We do not enter into derivative instruments for speculative purposes. We had no derivative financial instruments outstanding at December 31, 2024 or December 31, 2023.
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
Supplier Finance Programs - We offer our vendors a supplier finance program, which allows our vendors to receive payment from a third-party finance provider earlier than our normal payment terms would provide. NewMarket and its subsidiaries are not a party to the arrangement between our vendor and the finance provider, and there are no assets pledged as security or other forms of guarantees provided by NewMarket to the finance provider. For those vendors who opt to participate in the program, we pay the finance provider the full amount of the invoices on the normal due date. The amount of invoices confirmed and paid through the supplier finance program was not material during the year ended December 31, 2024.

Notes to Consolidated Financial Statements

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
The fair values of the assets acquired and the liabilities assumed in the AMPAC acquisition are as follows (in millions):

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
	$394

Notes to Consolidated Financial Statements

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
The allocation of the purchase price of AMPAC to the tangible and intangible assets acquired and liabilities assumed was developed using estimates of fair value. Acquisition-related charges of $1 million consisted primarily of legal and professional fees and are included in selling, general, and administrative expenses in our Consolidated Statement of Income for the year ended December 31, 2024.
We are accounting for this acquisition using the acquisition method of accounting for business combinations under the provisions of Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) Topic 805, Business Combinations (ASC 805) and have included the results of operations of the acquired business in our Consolidated Statement of Income from the date of acquisition, as well as in the specialty materials segment in Note 5. These results include a charge related to the sale of finished goods inventory acquired, which was recorded at fair value on the acquisition date and sold to customers during 2024.
The following table presents the financial results for AMPAC from the date of acquisition through December 31, 2024 (in thousands):

January 16 to December 31, 2024
Net sales	$141,243
Income before income tax expense	17,755
The following table presents our estimated unaudited pro forma consolidated results for the years ended December 31, 2024 and December 31, 2023, assuming the acquisition of AMPAC had occurred on January 1, 2023. The unaudited pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been realized if the acquisition had been completed at the beginning of 2023, nor is it indicative of expected results for any future period. In addition, no effect is given to any synergistic benefits resulting from the integration of AMPAC into NewMarket.
Unaudited pro forma information for the years ended December 31, 2024 and December 31, 2023 includes adjustments to depreciation and amortization based upon the fair value allocation of the purchase price to AMPAC's tangible and intangible assets acquired and liabilities assumed as though the acquisition had occurred on January 1, 2023, as well as adjustments for debt-related costs and management fees. The acquisition-related costs and the charge related to the fair value adjustment to acquisition-date inventory were recognized in actual results during the year ended December 31, 2024, but for the presentation below, these costs are excluded from 2024 unaudited pro forma income before income taxes and are instead reflected in 2023 pro forma income before income taxes as though they were incurred during the year ended December 31, 2023.

Pro Forma Supplemental Information (unaudited) (in thousands)
	Years Ended December 31,
Consolidated	2024	2023
Net sales	$2,791,658	$2,823,753
Income before income tax expense	591,237	461,042

Notes to Consolidated Financial Statements

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
While some of our customers have payment terms beyond 30 days, we do not provide extended payment terms of a year or more, nor do our contracts include a financing component. Our allowance for credit losses is immaterial, as are any bad debts we have incurred. In limited cases, we collect funds in advance of shipping product to our customers and recognizing the related revenue. These prepayments from customers are recorded as a contract liability until we recognize the revenue. Prepayments from our customers totaled $0.1 million at December 31, 2024 and $0.3 million at December 31, 2023. Revenue recognized from funds collected in advance from customers in an earlier period was $0.4 million in 2024 and $1 million in both 2023 and 2022.
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
Some of our contracts include variable consideration in the form of rebates or business development funds. We estimate rebates at the point of sale as contra-revenue. The estimates are based on our best judgment at the time of sale, which includes anticipated as well as historical performance. Depending upon the specific terms of a business development fund, amounts are accrued as contra-revenue at the point of sale or are expensed when costs are incurred by us. We regularly review both rebates and business development funds and make adjustments when necessary, recognizing the full amount of any adjustment in the period identified. We recognized an increase to net sales of $4 million in 2024, $5 million in 2023, and $2 million in 2022 related to adjustments to rebates or business development funds which were recognized in revenue in a prior period. At December 31, 2024, accrued rebates were $25 million and accrued business development funds were $0.2 million. At December 31, 2023, accrued rebates were $18 million and accrued business development funds were $0.3 million.

Notes to Consolidated Financial Statements

The following table provides information on our net sales by geographic area. Information on net sales by segment is in Note 5.

	Years Ended December 31,
(in thousands)	2024	2023	2022
Net sales
United States	$1,095,881	$972,954	$974,963
Europe, Middle East, Africa, India	786,764	791,744	807,782
Asia Pacific	573,312	582,971	616,967
Other foreign	330,601	350,750	365,087
Net sales	$2,786,558	$2,698,419	$2,764,799
4.    Earnings Per Share
We had 35,222 shares in 2024, 34,006 shares in 2023, and 33,055 shares in 2022 of nonvested restricted stock that were excluded from the calculation of diluted earnings per share, as their effect on earnings per share would be anti-dilutive.
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

	Years Ended December 31,
(in thousands, except per-share amounts)	2024	2023	2022
Earnings per share numerator:
Net income attributable to common shareholders before allocation of earnings to participating securities	$462,413	$388,864	$279,538
Earnings allocated to participating securities	(1,652)	(1,339)	(876)
Net income attributable to common shareholders after allocation of earnings to participating securities	$460,761	$387,525	$278,662
Earnings per share denominator:
Weighted-average number of shares of common stock outstanding - basic and diluted	9,555	9,583	10,035
Earnings per share - basic and diluted	$48.22	$40.44	$27.77
5.    Segment and Geographic Area Information
Segment Information -We have two reportable segments – petroleum additives and specialty materials. The petroleum additives segment includes lubricant and fuel additives which are necessary for the efficient and reliable operation of vehicles and machinery. The specialty materials segment includes critical materials used in solid rocket motors for space launch and military defense applications. The petroleum additives and specialty materials segments are managed separately by the president of Afton and the president of AMPAC, respectively. The “All other” category shown in the tables below includes the operations of the antiknock compounds business, as well as certain contracted manufacturing and related services associated with Ethyl.
We have determined that our chief executive officer is the chief operating decision maker (CODM) who makes key operating decisions and assesses the performance of the reportable segments. The CODM evaluates performance based on segment operating profit and considers budgeted and forecasted variances to actual results in allocating resources to the segments.

Notes to Consolidated Financial Statements

The segment accounting policies are the same as those described in Note 1. NewMarket Services expenses are billed to Afton, AMPAC, and Ethyl based on the services provided. Depreciation on segment property, plant, and equipment, as well as amortization of segment definite-lived intangible assets and lease right-of-use assets are included in segment operating profit. No transfers occurred between any of the petroleum additives segment, specialty materials segment, and the “All other” category during the periods presented.
The table below reports net sales and operating profit by segment, as well as a reconciliation to income before income tax expense, for the last three years. No single customer accounted for 10% or more of our total net sales in 2024, 2023, or 2022.

	Years Ended December 31,
(in thousands)	2024	2023	2022
Net sales
Petroleum additives
Lubricant additives	$2,246,293	$2,295,440	$2,342,622
Fuel additives	389,949	394,269	411,688
Total	2,636,242	2,689,709	2,754,310
Specialty materials	141,243	0	0
All other	9,073	8,710	10,489
Total net sales	$2,786,558	$2,698,419	$2,764,799

Segment operating profit
Petroleum additives
Net Sales	$2,636,242	$2,689,709	$2,754,310
Cost of goods sold	(1,791,481)	(1,914,337)	(2,114,519)
Research, development, and testing expenses	(124,898)	(137,998)	(140,252)
Other segment items	(128,009)	(122,946)	(121,295)
Petroleum additives segment operating profit	591,854	514,428	378,244

Specialty materials
Net Sales	141,243	0	0
Other segment items	(123,791)	0	0
Specialty materials segment operating profit	17,452	0	0

Total segment operating profit	609,306	514,428	378,244

All other	(2,283)	(4,986)	(1,782)
Corporate, general, and administrative expenses	(17,332)	(26,147)	(21,579)
Interest and financing expenses, net	(57,366)	(37,359)	(35,202)
Loss on early extinguishment of debt	0	0	(7,545)
Other income (expense), net	51,782	43,026	35,598
Income before income tax expense	$584,107	$488,962	$347,734

Notes to Consolidated Financial Statements

The significant expense categories of cost of goods sold and research, development, and testing expenses are shown in the above segment operating profit table for the petroleum additives segment and are regularly provided to the CODM. The other segment items for the petroleum additives segment represent selling, general, and administrative expenses, as well as corporate services allocated to the reporting segment.
The other segment items for the specialty materials segment include costs of goods sold; selling, general, and administrative expenses; and corporate services allocated to the reporting segment. Significant expense categories of the specialty materials segment are not regularly provided to the CODM.
Asset information by segment is not reported internally or otherwise regularly provided to the CODM.
The following tables show additions to long-lived assets by segment and depreciation and amortization by segment and the reconciliation to both consolidated amounts. The additions to long-lived assets include property, plant, and equipment and lease right-of-use assets.

	Years Ended December 31,
(in thousands)	2024	2023	2022
Additions to long-lived assets
Petroleum additives	$72,126	$72,038	$64,456
Specialty materials	4,144	0	0
All other	2	1	147
Corporate	2,125	2,018	3,983
Total additions to long-lived assets	$78,397	$74,057	$68,586
Depreciation and amortization
Petroleum additives	$79,241	$74,471	$78,744
Specialty materials	33,849	0	0
All other	46	45	51
Corporate	3,821	3,494	3,490
Total depreciation and amortization	$116,957	$78,010	$82,285
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

Notes to Consolidated Financial Statements

	Years Ended December 31,
(in thousands)	2024	2023	2022
Net sales
United States	$1,095,881	$972,954	$974,963
Europe, Middle East, Africa, India	786,764	791,744	807,782
Asia Pacific	573,312	582,971	616,967
Other foreign	330,601	350,750	365,087
Total net sales	$2,786,558	$2,698,419	$2,764,799

	December 31,
(in thousands)	2024	2023
Long-lived assets
United States	$484,265	$376,421
Singapore	227,287	234,484
Other foreign	128,204	149,436
Total long-lived assets	$839,756	$760,341
6.    Supplemental Cash Flow Information

	Years Ended December 31,
(in thousands)	2024	2023	2022
Cash paid during the year for
Interest and financing expenses (net of capitalization)	$55,905	$36,644	$40,531
Income taxes	119,534	132,928	88,866
Supplemental disclosure of non-cash transactions
Non-cash additions to property, plant, and equipment	$3,015	$1,788	$4,087
7.    Trade and Other Accounts Receivable, Net

	December 31,
(in thousands)	2024	2023
Trade receivables	$345,845	$368,240
Income and other tax receivables	38,811	59,190
Other	10,794	4,919
	$395,450	$432,349
8.    Inventories

	December 31,
(in thousands)	2024	2023
Finished goods and work-in-process	$403,459	$351,746
Raw materials	77,258	82,441
Stores, supplies, and other	24,709	22,047
	$505,426	$456,234

Notes to Consolidated Financial Statements

Our U.S. petroleum additives finished goods, work-in-process, and raw materials inventories, which are stated on the LIFO basis, amounted to $142 million at December 31, 2024 and were below replacement cost by approximately $93 million. At December 31, 2023, LIFO basis inventories were $123 million, which was approximately $94 million below replacement cost.
Our foreign inventories amounted to $329 million at December 31, 2024 and $313 million at December 31, 2023.
Reserves for obsolete and slow-moving inventory included in the table above were not material at December 31, 2024 or December 31, 2023.
9.    Prepaid Expenses and Other Current Assets

	December 31,
(in thousands)	2024	2023
Dividend funding	$22,037	$19,212
Income taxes on intercompany profit	7,962	7,054
Other	21,204	12,785
	$51,203	$39,051
10.    Property, Plant, and Equipment, at Cost

	December 31,
(in thousands)	2024	2023
Land	$37,652	$37,225
Land improvements	68,832	65,064
Leasehold improvements	2,034	1,842
Buildings	180,235	185,537
Machinery and equipment	1,433,903	1,328,808
Construction in progress	33,385	27,563
	1,756,041	1,646,039
Less: accumulated depreciation and amortization	1,020,680	991,292
Net property, plant, and equipment	$735,361	$654,747
We depreciate the cost of property, plant, and equipment by the straight-line method over the following estimated useful lives:

Land improvements	3 - 40 years
Buildings	5 - 40 years
Machinery and equipment	1 - 30 years
Depreciation expense was $72 million in 2024, $56 million in 2023, and $60 million in 2022.
11.    Intangibles (Net of Amortization) and Goodwill
The net carrying amount of intangibles and goodwill was $750 million at December 31, 2024 and $125 million at December 31, 2023. The gross carrying amount and accumulated amortization of each type of intangible asset and goodwill are presented in the table below.

Notes to Consolidated Financial Statements

	December 31,
	2024		2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Formulas and technology	$60,000	$7,220	$6,200	$6,200
Contract	0	0	2,000	2,000
Customer bases	280,440	19,856	5,440	4,539
Trademarks and trade names	30,000	1,925	0	0
Water Rights	29,392		0
Goodwill	379,593		123,741
	$779,425	$29,001	$137,381	$12,739
Amortization expense		$24,462		$1,506
Amortization expense was $1 million in 2022. Of the total intangibles (net of amortization) and goodwill, $124 million is attributable to the petroleum additives segment and $626 million is attributable to the specialty materials segment. The change in the gross carrying amount between 2023 and 2024 is due to the identifiable intangible assets and goodwill from the acquisition of AMPAC, as well as the write-off of fully amortized identifiable intangible assets and the foreign currency fluctuation on goodwill in the petroleum additives segment. See Note 2 for further information on the intangibles and goodwill obtained with the AMPAC acquisition. There is no accumulated goodwill impairment.
Estimated annual amortization expense related to our intangible assets for the next five years is shown in the table below (in thousands).

2025	$25,404
2026	25,404
2027	25,404
2028	25,355
2029	25,214
We amortize the formulas and technology over 8 years, the customer bases over 17.5 to 20 years, and the trademarks and trade names over 15 years.
12.    Deferred Charges and Other Assets

	December 31,
(in thousands)	2024	2023
Finance lease right-of-use assets	$33,142	$34,771
Deferred income tax assets	2,066	2,726
Asbestos insurance receivables	2,749	2,883
Deferred financing costs, net of amortization	1,792	611
Other	12,781	7,216
	$52,530	$48,207
Deferred financing costs, net of amortization, in the table above include only those costs associated with the revolving credit facility. The amount of deferred financing costs, net of amortization, related to the 2.70% senior notes and the term loan is reported as a component of long-term debt. See Note 14 for further information on our long-term debt.

Notes to Consolidated Financial Statements

13. Accrued Expenses

	December 31,
(in thousands)	2024	2023
Employee benefits, payroll, and related taxes	$38,182	$35,800
Customer rebates	24,580	18,132
Interest on long-term debt	7,832	8,026
Taxes other than income and payroll	4,150	4,907
Other	14,533	9,681
	$89,277	$76,546

14.    Long-term Debt

	December 31,
(in thousands)	2024	2023
Senior notes - 2.70% due 2031 (net of related deferred financing costs)	$394,506	$393,622
Senior notes - 3.78% due 2029	250,000	250,000
Term Loan (net of related deferred financing costs)	249,775	0
Revolving credit facility	77,000	0
	$971,281	$643,622
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
We were in compliance with all covenants under the indenture governing the 2.70% senior notes as of December 31, 2024 and December 31, 2023.
3.78% Senior Notes - On January 4, 2017, we issued $250 million in senior unsecured notes in a private placement with The Prudential Insurance Company of America and certain other purchasers. These notes bear interest at 3.78% with interest payable semiannually. We made the first principal payment of $50 million on January 4, 2025 and have four remaining principal payments of $50 million due January 4 of each year through 2029. We have the right to make optional prepayments on the notes at any time, subject to certain limitations. The note purchase agreement contains representations, warranties, terms, and conditions customary for transactions of this type. These include negative covenants, certain financial covenants, and events of default which are substantially similar to the covenants and events of default in our revolving credit facility.
We were in compliance with all covenants under the 3.78% senior notes as of December 31, 2024 and December 31, 2023.

Notes to Consolidated Financial Statements

Term Loan - On January 22, 2024, we entered into a credit agreement for an unsecured $250 million term loan (the Term Loan Credit Agreement), which matures on January 22, 2026. We borrowed the entire $250 million available under the Term Loan Credit Agreement and paid financing costs of $0.4 million, which are being amortized over the term of the agreement. We are required to repay the principal amount borrowed under the term loan in full at maturity. We may, in our sole discretion and subject to the conditions set forth in the Term Loan Credit Agreement, prepay, without penalty, amounts borrowed under the term loan, together with any accrued and unpaid interest, prior to maturity. Any amounts prepaid prior to maturity are not available for additional borrowings by us.
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
The Term Loan Credit Agreement contains certain customary covenants, including financial covenants, which require us to maintain a consolidated Leverage Ratio (as defined in the Term Loan Credit Agreement) of no more than 3.75 to 1.00 except during an Increased Leverage Period (as defined in the Term Loan Credit Agreement). We were in compliance with all covenants under the term loan as of December 31, 2024.
Revolving Credit Facility - On January 22, 2024, we entered into a credit agreement for a new $900 million revolving credit facility (the Revolving Credit Agreement). The revolving credit facility matures on January 22, 2029 and includes a $500 million sublimit for multicurrency borrowings, an initial letter of credit sublimit of $25 million, and a $20 million sublimit for swingline loans. The Revolving Credit Agreement includes an expansion feature allowing us, subject to certain conditions, to request an increase in the aggregate amount of the revolving credit facility or obtain incremental term loans in an amount up to $450 million. We may also request an extension of the maturity date as provided for in the Revolving Credit Agreement. Certain of our foreign subsidiaries may, from time to time, become borrowers under the Revolving Credit Agreement. The obligations under the Revolving Credit Agreement are unsecured and are fully and unconditionally guaranteed by NewMarket.
Concurrently with entering into the Revolving Credit Agreement, we terminated our former revolving credit facility entered into on March 5, 2020. Upon termination, we repaid the amount then outstanding under the former revolving credit facility, plus accrued and unpaid interest.
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
We paid financing costs in 2024 of approximately $1.8 million related to this revolving credit facility and carried over deferred financing costs from the former revolving credit facility of approximately $0.4 million, resulting in total gross deferred financing costs of $2.2 million, which we are amortizing over the term of the Revolving Credit Agreement.
Outstanding borrowings under the applicable revolving credit facility amounted to $77 million at December 31, 2024 and none at December 31, 2023. Outstanding letters of credit amounted to approximately $4 million at December 31, 2024 and $2 million at December 31, 2023. The unused portion of the applicable revolving credit facility amounted to $819 million at December 31, 2024 and $898 million at December 31, 2023.
The average interest rate for borrowings under the applicable revolving credit agreement was 6.5% during the year ended December 31, 2024 and 6.2% during the year ended December 31, 2023.
The Revolving Credit Agreement contains certain customary covenants, including financial covenants, which require us to maintain a consolidated Leverage Ratio (as defined in the Revolving Credit Agreement) of no more than 3.75 to 1.00 except during an Increased Leverage Period (as defined in the Revolving Credit Agreement). We were in compliance with all covenants under the applicable revolving credit facility as of December 31, 2024 and December 31, 2023.

Notes to Consolidated Financial Statements

15.    Other Noncurrent Liabilities

	December 31,
(in thousands)	2024	2023
Deferred income tax liabilities	$162,911	$58,657
Employee benefits	62,593	61,656
Finance lease liabilities	17,675	19,844
Environmental remediation	9,657	9,601
Asbestos litigation reserve	4,998	5,193
Deemed repatriation of earnings	0	2,956
Other	9,611	11,059
	$267,445	$168,966
16.    Stock-based Compensation
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
Any employee of our company or an affiliate or a person who is a member of our Board of Directors or the board of directors of an affiliate is eligible to participate in the Plan if the Compensation Committee of the Board of Directors (the Administrator), in its sole discretion, determines that such person has contributed or can be expected to contribute to the profits or growth of our company or affiliates (each, a participant). Under the terms of the Plan, we may grant participants stock awards, incentive awards, stock units, or options (which may be either incentive stock options or nonqualified stock options), or stock appreciation rights (SARs), which may be granted with a related option. Stock options entitle the participant to purchase a specified number of shares of our common stock at a price that is fixed by the Administrator at the time the option is granted; provided, however, that the price cannot be less than the shares’ fair market value on the date of grant. The maximum period in which an option may be exercised is fixed by the Administrator at the time the option is granted but, in the case of an incentive stock option, cannot exceed 10 years. No participant may be granted or awarded, in any calendar year, shares, options, SARs, or stock units covering more than 10,000 shares of our common stock in the aggregate. For purposes of this limitation and the individual limitation on the grant of options, an option and corresponding SAR are treated as a single award. No participant may receive, in a single calendar year, an incentive award cash payment under the Plan exceeding $2,000,000. A non-employee director may not be granted an incentive award and may not be granted more than 1,000 shares of common stock in a calendar year.
The maximum aggregate number of shares of our common stock that may be issued under the Plan is 250,000. At December 31, 2024, 240,758 shares were available for grant. During 2024, we granted 965 shares to five of our non-employee directors, which vested immediately.
A summary of activity during 2024 related to NewMarket’s restricted stock and restricted stock units (stock awards) is presented below in whole shares.

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested stock awards at January 1, 2024	35,418	$370.56
Granted in 2024	7,236	621.31
Vested in 2024	(5,308)	440.67
Forfeited in 2024	(886)	375.68
Unvested stock awards at December 31, 2024	36,460	410.00

Notes to Consolidated Financial Statements

The weighted average grant-date fair value was $341.93 for stock awards granted in 2023 and $312.49 for stock awards granted in 2022. The fair value of shares vested was $2 million in 2024 and $3 million in 2023. No shares vested in 2022. We recognized compensation expense of $2 million in 2024, $4 million in 2023 and $2 million in 2022 related to stock awards. At December 31, 2024, total unrecognized compensation expense related to stock awards was $7 million, which is expected to be recognized over a period of 2.3 years.
17.    Leases
Our leases are for land, real estate, railcars, vehicles, pipelines, plant equipment, and office equipment. We have leases with remaining terms ranging from less than one year to 46 years. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The components of lease cost are shown in the table below.

	Years Ended December 31,
(in thousands)	2024	2023	2022
Operating lease cost	$19,574	$19,242	$18,573
Finance lease cost:
Amortization of right-of-use assets	2,610	2,547	2,771
Interest on lease liabilities	621	657	712
Short-term lease cost	2,293	2,463	6,246
Variable lease cost	6,755	5,539	8,152
Total lease cost	$31,853	$30,448	$36,454
Variable lease costs also include leases that do not have a right-of-use asset or lease liability but are capitalized as part of inventory.
Supplemental balance sheet information related to leases follow.

		December 31,
(in thousands)	Balance Sheet Classification	2024	2023
Operating leases
Right-of-use assets	Operating lease right-of-use assets, net	$71,253	$70,823

Current liability	Operating lease liabilities	$15,337	$15,074
Noncurrent liability	Operating lease liabilities-noncurrent	54,754	55,058
		$70,091	$70,132

Finance leases
Right-of-use assets	Deferred charges and other assets	$33,142	$34,771

Current liability	Other current liabilities	$2,938	$2,754
Noncurrent liability	Other noncurrent liabilities	17,675	19,844
		$20,613	$22,598

Notes to Consolidated Financial Statements

	December 31,
	2024	2023	2022
Weighted average remaining lease term (in years)
Operating leases	11	12	12
Finance leases	13	14	15

Weighted average incremental borrowing rate
Operating leases	4.37%	4.07%	3.21%
Finance leases	3.01%	2.92%	2.72%
Supplemental cash flow information related to leases follow.

	Years Ended December 31,
(in thousands)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$19,734	$19,929	$18,632
Operating cash flows from finance leases	617	656	712
Financing cash flows from finance leases	2,797	3,087	2,834

Right-of-use assets obtained in exchange for new lease obligations
Operating leases	$20,085	$25,339	$12,333
Finance leases	992	425	84
Maturities of lease liabilities at December 31, 2024 follow.

(in thousands)	Operating Leases	Finance Leases
2025	$17,936	$3,503
2026	13,421	3,473
2027	10,297	3,453
2028	8,562	3,436
2029	6,862	3,410
Thereafter	34,097	5,425
Total lease payments	91,175	22,700
Less: imputed interest	21,084	2,087
Total lease obligations	$70,091	$20,613
Operating lease payments in the table above include approximately $15 million related to options to extend lease terms that are reasonably certain of being exercised. At December 31, 2024, we had operating lease commitments of approximately $3.6 million and finance lease commitments of approximately $2.2 million, which are not included in the above table. Most of the commitments relate to equipment that is being constructed or procured by the future lessors and office space. These leases are expected to commence in 2025.

Notes to Consolidated Financial Statements

18.    Pension Plans and Postretirement Benefits
NewMarket uses a December 31 measurement date for all of our plans.
The service cost component of net periodic benefit cost (income) is included in cost of goods sold; selling, general, and administrative expenses; or research, development, and testing expenses, to reflect where other compensation costs arising from services rendered by the pertinent employee are recorded on the Consolidated Statements of Income.. The remaining components of net periodic benefit cost (income) are recorded in other income (expense), net on the Consolidated Statements of Income.
U.S. Retirement Plans
NewMarket sponsors four pension plans for all full-time U.S. employees that offer a benefit based primarily on years of service and compensation. Employees do not contribute to these pension plans. The plans are as follows:
•NewMarket salaried employees pension plan (the Salaried Plan);
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

	Years Ended December 31,
	Pension Benefits			Postretirement Benefits
(in thousands)	2024	2023	2022	2024	2023	2022
Net periodic benefit cost (income)
Service cost	$12,339	$10,399	$18,935	$648	$520	$1,093
Interest cost	22,329	18,212	13,478	1,611	1,582	1,163
Expected return on plan assets	(53,864)	(46,039)	(43,765)	(769)	(781)	(790)
Amortization of prior service cost (credit)	186	186	271	(3,028)	(3,028)	(3,028)
Amortization of actuarial net (gain) loss	(1,709)	(1,598)	1,988	(136)	(275)	51
Net periodic benefit cost (income)	(20,719)	(18,840)	(9,093)	(1,674)	(1,982)	(1,511)
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss)
Actuarial net (gain) loss	(80,585)	(34,997)	(17,083)	(934)	918	(12,445)
Prior service cost (credit)	0	648	86	0	0	0
Amortization of actuarial net gain (loss)	1,709	1,598	(1,988)	136	275	(51)
Amortization of prior service (cost) credit	(186)	(186)	(271)	3,028	3,028	3,028
Total recognized in other comprehensive income (loss)	(79,062)	(32,937)	(19,256)	2,230	4,221	(9,468)
Total recognized in net periodic benefit cost (income) and other comprehensive income (loss)	$(99,781)	$(51,777)	$(28,349)	$556	$2,239	$(10,979)

Notes to Consolidated Financial Statements

Changes in the plans’ benefit obligations and assets follow.

	December 31,
	Pension Benefits		Postretirement Benefits
(in thousands)	2024	2023	2024	2023
Change in benefit obligation
Benefit obligation at beginning of year	$355,913	$330,372	$29,832	$28,914
Service cost	12,339	10,399	648	520
Interest cost	22,329	18,212	1,611	1,582
Actuarial net (gain) loss	(25,961)	12,039	(313)	1,204
Acquisition	91,872	0	0	0
Plan amendment	0	648	0	0
Benefits paid	(22,558)	(15,757)	(2,526)	(2,388)
Benefit obligation at end of year	433,934	355,913	29,252	29,832
Change in plan assets
Fair value of plan assets at beginning of year	625,259	545,540	20,375	20,734
Actual return on plan assets	108,487	93,075	1,389	1,067
Acquisition	75,834	0	0	0
Employer contributions	4,971	2,401	1,207	962
Benefits paid	(22,558)	(15,757)	(2,526)	(2,388)
Fair value of plan assets at end of year	791,993	625,259	20,445	20,375
Funded status	$358,059	$269,346	$(8,807)	$(9,457)
Amounts recognized in the Consolidated Balance Sheets
Noncurrent assets	$392,967	$298,925	$0	$0
Current liabilities	(3,836)	(2,865)	(1,109)	(1,109)
Noncurrent liabilities	(31,072)	(26,714)	(7,698)	(8,348)
	$358,059	$269,346	$(8,807)	$(9,457)
Amounts recognized in accumulated other comprehensive income (loss)
Actuarial net (gain) loss	$(153,088)	$(74,212)	$(7,416)	$(6,618)
Prior service cost (credit)	421	607	(7,505)	(10,533)
	$(152,667)	$(73,605)	$(14,921)	$(17,151)
The AMPAC defined benefit plan was merged with and into the Salaried Plan during 2024. Further information on the acquisition is in Note 2.
The accumulated benefit obligation for all domestic defined benefit pension plans was $400 million at December 31, 2024 and $320 million at December 31, 2023.
The fair market value of plan assets exceeded both the accumulated benefit obligation and projected benefit obligation for all domestic plans, except the nonqualified plan, at December 31, 2024 and December 31, 2023.
The net asset position for plans in which assets exceeded the projected benefit obligation is included in prepaid pension cost on the Consolidated Balance Sheets. The net liability position of plans in which the projected benefit obligation exceeded assets is included in other noncurrent liabilities on the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements

A portion of the accrued benefit cost for the nonqualified plan is included in current liabilities at both December 31, 2024 and December 31, 2023. As the nonqualified plan is unfunded, the amount reflected in current liabilities represents the expected benefit payments related to the nonqualified plan during the following year.
The table below shows selected information on domestic defined benefit pension and postretirement plans.

	December 31,
(in thousands)	2024	2023
Pension plans with the accumulated benefit obligation in excess of the fair market value of plan assets
Accumulated benefit obligation	$34,481	$29,407
Fair market value of plan assets	0	0

Pension plans with the projected benefit obligation in excess of the fair market value of plan assets
Projected benefit obligation	34,908	29,579
Fair market value of plan assets	0	0

Postretirement benefit plans with the accumulated postretirement benefit obligation in excess of the fair market value of plan assets
Accumulated postretirement benefit obligation	18,467	18,372
Fair market value of plan assets	0	0
There are no assets held by the trustee for the retired beneficiaries of the nonqualified plan. Payments to retired beneficiaries of the nonqualified plan are made with cash from operations. The postretirement healthcare benefits are also unfunded and paid with cash from operations. The benefits from the postretirement life insurance plan are funded through an insurance contract.
Assumptions - We used the following assumptions to calculate the results of our retirement plans.

	Pension Benefits			Postretirement Benefits
	2024	2023	2022	2024	2023	2022
Weighted-average assumptions used to determine net periodic benefit cost (income) for years ended December 31,
Discount rate	5.375%	5.625%	2.875%	5.375%	5.625%	2.875%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%	4.00%	4.00%	4.00%
Rate of projected compensation increase	3.50%	3.50%	3.50%
Weighted-average assumptions used to determine benefit obligations at December 31,
Discount rate	5.875%	5.375%	5.625%	5.875%	5.375%	5.625%
Rate of projected compensation increase	3.50%	3.50%	3.50%

Notes to Consolidated Financial Statements

For pension plans, we base the assumed expected long-term rate of return for plan assets on an analysis of our actual investments, including our asset allocation, as well as an analysis of expected returns. This analysis reflects the expected long-term rates of return for each significant asset class and economic indicator. The range of returns relies both on forecasts and on broad-market historical benchmarks for expected return, correlation, and volatility for each asset class. Our asset allocation is predominantly weighted towards equities. Through ongoing monitoring of our investments and review of market data, we have determined that we should maintain the expected long-term rate of return for our U.S. plans at 8.0% for the year beginning January 1, 2025. For the postretirement plan, we based the assumed expected long-term rate of return for plan assets on an evaluation of projected interest rates, as well as the guaranteed interest rate for our insurance contract. As a result of that evaluation, we have maintained the expected long-term rate of return at 4.0% for the year beginning January 1, 2025.
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

	December 31, 2024				December 31, 2023
		Fair Value Measurements Using				Fair Value Measurements Using
(in thousands)	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Pension Plans
Equity securities:
U. S. companies	$469,826	$469,826	$0	$0	$493,126	$493,126	$0	$0
International companies	34,370	34,370	0	0	20,970	20,970	0	0
Cash and cash equivalents	13,530	13,530	0	0	9,956	9,956	0	0
Pooled investment funds:
Fixed income securities—mutual funds	36,694	36,694	0	0	27,108	27,108	0	0
Equities—mutual fund	236,024	236,024	0	0	74,099	74,099	0	0
Real estate value added fund measured at net asset value	1,549				0
	$791,993	$790,444	$0	$0	$625,259	$625,259	$0	$0
Postretirement Plans
Insurance contract	$20,445	$0	$20,445	$0	$20,375	$0	$20,375	$0
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
•The real estate value added fund targets the U.S. real estate services sector focusing on the multi-family asset class. The fund is not publicly traded on an exchange, but the units are valued at net asset value based on the value of underlying assets of the respective fund. This fund is a closed-end vehicle with no standard mechanism for early liquidity except for a sale in the secondary market at a probable significant discount. The fund was established in 2018 with a primary fund life of eight years with options for two, one-year extensions. There is a $47 thousand unfunded commitment.
•The insurance contracts are unallocated funds deposited with an insurance company and are stated at an amount equal to the sum of all amounts deposited less the sum of all amounts withdrawn, adjusted for investment return.

Notes to Consolidated Financial Statements

Cash Flows - For U.S. plans, NewMarket expects to contribute $4 million to our defined benefit pension plans and $1 million to our postretirement benefit plan in 2025. The expected benefit payments for the next ten years are as follows.

(in thousands)	Expected Pension Benefit Payments	Expected Postretirement Benefit Payments
2025	$23,562	$2,208
2026	24,816	2,078
2027	25,988	1,974
2028	27,126	1,893
2029	28,310	1,866
2030 through 2034	156,065	9,367
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

	Years Ended December 31,
(in thousands)	2024	2023	2022
Net periodic benefit cost (income)
Service cost	$4,195	$4,185	$8,546
Interest cost	6,488	6,298	4,105
Expected return on plan assets	(13,377)	(11,841)	(9,827)
Amortization of prior service cost (credit)	142	138	137
Amortization of actuarial net (gain) loss	(26)	(24)	630
Net periodic benefit cost (income)	(2,578)	(1,244)	3,591
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss)
Actuarial net (gain) loss	(19,843)	(5,143)	(41,108)
Amortization of actuarial net gain (loss)	26	24	(630)
Amortization of prior service (cost) credit	(142)	(138)	(137)
Total recognized in other comprehensive income (loss)	(19,959)	(5,257)	(41,875)
Total recognized in net periodic benefit cost (income) and other comprehensive income (loss)	$(22,537)	$(6,501)	$(38,284)

Notes to Consolidated Financial Statements

Changes in the benefit obligations and assets of the foreign defined benefit pension plans follow.

	December 31,
(in thousands)	2024	2023
Change in benefit obligation
Benefit obligation at beginning of year	$145,708	$135,800
Service cost	4,195	4,185
Interest cost	6,488	6,298
Employee contributions	653	673
Actuarial net (gain) loss	(18,702)	(577)
Benefits paid	(7,057)	(5,560)
Settlements	0	(2,510)
Foreign currency translation	(4,173)	7,399
Benefit obligation at end of year	127,112	145,708
Change in plan assets
Fair value of plan assets at beginning of year	200,303	174,548
Actual return on plan assets	15,308	16,326
Employer contributions	5,280	6,778
Employee contributions	653	673
Benefits paid	(7,057)	(5,560)
Settlements	0	(2,510)
Foreign currency translation	(5,062)	10,048
Fair value of plan assets at end of year	209,425	200,303
Funded status	$82,313	$54,595
Amounts recognized in the Consolidated Balance Sheets
Noncurrent assets	$97,451	$71,957
Current liabilities	(341)	(354)
Noncurrent liabilities	(14,797)	(17,008)
	$82,313	$54,595
Amounts recognized in accumulated other comprehensive income (loss)
Actuarial net (gain) loss	$(23,230)	$(3,413)
Prior service cost (credit)	252	394
	$(22,978)	$(3,019)
The settlements in the table above are the result of a number of long-tenured employees in our Belgium plan retiring in 2023 with lump sum distributions.
The accumulated benefit obligation for all foreign defined benefit pension plans was $118 million at December 31, 2024 and $134 million at December 31, 2023.
The fair market value of plan assets exceeded both the accumulated benefit obligation and projected benefit obligation for the Canada and U.K. plans at both year-end 2024 and 2023. The net asset position of the Canada and U.K. plans are included in prepaid pension cost on the Consolidated Balance Sheets at December 31, 2024 and December 31, 2023. The accumulated benefit obligation and projected benefit obligation exceeded the fair market value of plan assets for the Germany, Belgium, and Mexico plans at December 31, 2024 and December 31, 2023. The accrued benefit cost of these plans is included in other noncurrent liabilities on the Consolidated Balance Sheets for both years.

Notes to Consolidated Financial Statements

As the Germany plan is unfunded, a portion of the accrued benefit cost is included in current liabilities at year-end 2024 and 2023, reflecting the expected benefit payments related to the plan for the following year.
The table below shows selected information on foreign defined benefit pension plans.

	December 31,
(in thousands)	2024	2023
Pension plans with the accumulated benefit obligation in excess of the fair market value of plan assets
Accumulated benefit obligation	$20,149	$22,762
Fair market value of plan assets	11,922	13,420

Pension plans with the projected benefit obligation in excess of the fair market value of plan assets
Projected benefit obligation	27,063	30,783
Fair market value of plan assets	11,922	13,420

Assumptions - We used the following weighted-average assumptions to calculate the results of our foreign defined benefit pension plans.

	2024	2023	2022
Weighted-average assumptions used to determine net periodic benefit cost (income) for the years ended December 31,
Discount rate	4.60%	4.61%	1.91%
Expected long-term rate of return on plan assets	6.70%	6.47%	4.59%
Rate of projected compensation increase	3.52%	3.55%	4.07%
Weighted-average assumptions used to determine benefit obligations at December 31,
Discount rate	4.96%	4.60%	4.61%
Rate of projected compensation increase	3.49%	3.52%	3.55%
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
While the pension obligation is long-term in nature for each of our foreign plans, the investment strategies followed by each plan vary to some degree based upon the laws of a particular country, as well as the provisions of the specific pension trust. The U.K. and Canada plans are invested predominantly in equity securities funds, diversified funds, and debt securities funds. The funds of these plans are managed by various trustees and investment companies whose performance is reviewed throughout the year. The Belgium plan is invested in an insurance contract. The Mexico plans are invested primarily in mutual funds and debt securities. The Germany plan has no assets.
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

	December 31, 2024				December 31, 2023
		Fair Value Measurements Using				Fair Value Measurements Using
(in thousands)	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Insurance contract	$10,517	$0	$10,517	$0	$10,956	$0	$10,956	$0
Equity securities—international companies	0	0	0	0	45	45	0	0
Debt securities	140	140	0	0	273	273	0	0
Pooled investment funds—mutual funds	1,265	1,265	0	0	1,763	1,763	0	0
Cash and cash equivalents	391	391	0	0	1,187	1,187	0	0
Pooled investment funds (measured at net asset value):
Equity securities—U.S. companies	3,168				0
Equity securities—international companies	99,477				92,853
Debt securities	51,947				52,682
Diversified growth funds	42,520				40,544
	$209,425	$1,796	$10,517	$0	$200,303	$3,268	$10,956	$0
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
•Debt securities are valued by quoted market prices.
•Pooled investment mutual funds are valued at the closing price reported on a national exchange.
•Cash and cash equivalents are valued at cost.
•The pooled investment funds are valued at the net asset value of units held by the plans based on the quoted market value of the underlying investments held by the fund. The U.K. pension plan is invested in units of life insurance policies that are linked to equity securities funds, government bond funds, and diversified growth funds. The underlying assets of the equity funds, bond funds, and diversified growth funds are traded on a national exchange and are based on tracking various indices of the London Stock Exchange. There are no redemption restrictions on these funds. There were no unfunded commitments for the U.K. pension plan funds. The Canada pension plan is invested in a pooled Canadian equity fund, pooled U.S. equity fund, and a pooled diversified fund. The Canadian equity fund invests in a diversification (sector and industry) of equities listed on a recognized Canadian exchange. The pooled U.S. equity fund invests in equities located in the U.S. and recognized on a national exchange. The diversified fund invests in a diversified mix of equities, fixed income securities, cash, and cash equivalent securities. There are no redemption restrictions on the pooled Canadian funds or the pooled U.S. equity fund, and there were no unfunded commitments.

Notes to Consolidated Financial Statements

Cash Flows - For foreign defined benefit pension plans, NewMarket expects to contribute $5 million to the plans in 2025. The expected benefit payments for the next ten years for our foreign defined benefit pension plans are shown in the following table.

(in thousands)	Expected Pension Benefit Payments
2025	$5,907
2026	5,783
2027	5,957
2028	7,253
2029	7,133
2030 through 2034	39,221
19.    Income Taxes
Our income before income tax expense, as well as our provision for income taxes is shown in the table below.

	Years Ended December 31,
(in thousands)	2024	2023	2022
Income before income tax expense
Domestic	$351,237	$301,152	$170,785
Foreign	232,870	187,810	176,949
	$584,107	$488,962	$347,734

Income tax expense
Current income taxes
Federal	$62,547	$61,693	$57,778
State	18,280	16,616	12,515
Foreign	53,666	36,539	40,548
	134,493	114,848	110,841
Deferred income taxes
Federal	(10,161)	(16,384)	(34,088)
State	(2,291)	(697)	(8,491)
Foreign	(347)	2,331	(66)
	(12,799)	(14,750)	(42,645)
Total income tax expense	$121,694	$100,098	$68,196

Notes to Consolidated Financial Statements

The reconciliation of the U.S. federal statutory rate to the effective income tax rate follows.

	% of Income Before Income Tax Expense
	2024	2023	2022
Federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal tax	2.2	2.6	0.9
Foreign operations	0.9	0.5	1.4
Research tax credit	(1.2)	(1.4)	(1.6)
Foreign-derived intangible tax benefit	(2.2)	(2.0)	(3.0)
U.S. minimum tax on foreign income	1.1	0.4	0.4
Taxes applicable to prior years	(0.8)	(1.4)	(0.1)
Other items and adjustments	(0.2)	0.8	0.6
Effective income tax rate	20.8%	20.5%	19.6%
Our deferred income tax assets and liabilities follow.

	December 31,
(in thousands)	2024	2023
Deferred income tax assets
Capitalized research expenses	$104,162	$81,730
Lease liabilities	14,277	14,511
Operating loss and other carryforwards	30,804	15,952
Foreign currency translation adjustments	6,450	4,567
Other	12,495	12,100
Gross deferred income tax assets	168,188	128,860
Valuation allowance	(22,661)	(13,437)
Total deferred income tax assets	145,527	115,423
Deferred income tax liabilities
Depreciation	101,538	81,767
Future employee benefits	102,174	71,822
Intangibles	85,727	172
Lease assets	14,737	14,965
Other	2,196	2,628
Total deferred income tax liabilities	306,372	171,354
Net deferred income tax (liabilities) assets	$(160,845)	$(55,931)
Net deferred income tax (liabilities) assets in the table above are reflected in the Consolidated Balance Sheets on a net jurisdictional basis. Deferred income tax assets are included in deferred charges and other assets. See Note 12. Deferred income tax liabilities are included in other noncurrent liabilities. See Note 15.
Our deferred taxes are in a net liability position at December 31, 2024. Our deferred tax assets include $31 million of federal and foreign operating loss carryforwards, foreign capital loss carryforwards, U.S. interest expense carryforwards, and foreign and state tax credits. The operating loss carryforwards expire in 2027 through 2042, and certain tax credits expire in 2026 through 2034. Based on current forecasted operating plans and historical profitability, we believe that we will recover the full benefit of our deferred tax assets with the exception of certain of the aforementioned operating loss, capital loss, and tax credit carryforwards. Therefore, as of December 31, 2024, we have recorded a valuation allowance of $23 million. During 2024, we released a valuation allowance in the amount of $0.5 million for losses utilized. During 2023, we did not release any valuation allowances.

Notes to Consolidated Financial Statements

We do not expect to distribute earnings from our foreign subsidiaries in a manner that would result in significant U.S. tax, as these earnings have been previously taxed in the U.S. or meet the requirements for a dividends received deduction. As of December 31, 2023 and December 31, 2024, we have an immaterial deferred tax liability for withholding taxes that will not be creditable upon distribution.
We have not provided a deferred tax liability on approximately $111 million of temporary differences related to investments in foreign subsidiaries that are essentially permanent in duration, as these earnings are considered to be indefinitely reinvested. If we were to repatriate these earnings, we could be subject to income taxes and withholding taxes in various countries. Determination of the amount of unrecognized deferred income tax liability is not practicable due to the complexity associated with the hypothetical calculation.
A reconciliation of the beginning and ending balances of the unrecognized tax benefits from uncertain positions follows.

	December 31,
(in thousands)	2024	2023	2022
Balance at beginning of year	$8,381	$7,879	$6,374
Increases for tax positions of prior years	1,113	1,374	1,677
Increases for tax positions of the current year	1,488	1,543	809
Settlements	(8)	(1,078)	0
Lapses of statutes	(3,940)	(1,337)	(981)
Balance at end of year	$7,034	$8,381	$7,879
At December 31, 2024, all of the amount of unrecognized tax benefits, if recognized, would affect our effective tax rate.
We expect the amount of unrecognized tax benefits to change in the next twelve months; however, we do not expect the change to have a material impact on our financial statements.
Our U.S. subsidiaries file a U.S. federal consolidated income tax return.  We are currently under examination by various U.S. state and foreign jurisdictions and remain subject to examination until the statute of limitations expires for the respective tax jurisdiction. We are no longer subject to U.S. federal income examination for years before 2021. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 years to 5 years. Years still open to examination by foreign tax authorities in major jurisdictions include: the U.K. (2021 and forward); Singapore (2020 and forward); Belgium (2019 and forward); and Mexico (2019 and forward).
20.    Fair Value Measurements
The carrying amount of cash and cash equivalents in the Consolidated Balance Sheets, as well as the fair value, was $77 million at December 31, 2024 and $112 million at December 31, 2023. The fair value is categorized in Level 1 of the fair value hierarchy.
No material events occurred during 2024 requiring adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.
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

Notes to Consolidated Financial Statements

	December 31, 2024		December 31, 2023
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$971,281	$906,925	$643,622	$572,983
21.    Commitments and Contingencies
Contractual Commitments - We have non-lease contractual obligations for the construction of assets, as well as purchases of property and equipment, of approximately $13 million at December 31, 2024, all of which are due within five years. From time to time, we also have commitments for leases which have not yet commenced. See Note 17.
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
Future payments for purchase obligations as of December 31, 2024 are shown in the table below (in thousands).

2025	$12,538
2026	11,411
2027	11,370
2028	2,597
2029	2,597
After 2029	1,910
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
Asbestos
We are a defendant in personal injury lawsuits involving exposure to asbestos.  These cases involve exposure to asbestos in premises owned or operated, or formerly owned or operated, by subsidiaries of NewMarket.  We have never manufactured, sold, or distributed products that contain asbestos.  Nearly all of these cases are pending in Texas, Louisiana, or Illinois and most involve multiple defendants.  We maintain an accrual for these proceedings, as well as a receivable for expected insurance recoveries.
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
Based on the above assumptions, we have provided an undiscounted liability related to premises asbestos claims of $7 million at both December 31, 2024 and December 31, 2023. The liabilities related to premises asbestos claims are included in accrued expenses (current portion) and other noncurrent liabilities on the Consolidated Balance Sheets.  Certain of these costs are recoverable through the settlement agreements with The Travelers Indemnity Company and with Albemarle Corporation.  The receivable for these recoveries related to premises asbestos liabilities was $4 million at both December 31, 2024 and December 31, 2023.  These receivables are included in trade and other accounts receivable, net on the Consolidated Balance Sheets for the current portion.  The noncurrent portion is included in deferred charges and other assets.
Environmental - We are involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination, disposal of hazardous waste, and other environmental matters at several of our current or former facilities, or at third-party sites where we have been designated as a potentially responsible party. While we believe we are currently adequately accrued for known environmental issues, it is possible that unexpected future costs could have a significant impact on our consolidated financial position, results of operations, and cash flows. Our total accruals for environmental remediation, dismantling, and decontamination were approximately $11 million at both December 31, 2024 and December 31, 2023. Of the total accrual, the current portion is included in accrued expenses and the noncurrent portion is included in other noncurrent liabilities on the Consolidated Balance Sheets.
Our more significant environmental sites include a former plant site in Baton Rouge, Louisiana and a Houston, Texas plant site. Together, the amounts accrued on a discounted basis related to these sites represented approximately $9 million of the total accrual at both December 31, 2024 and December 31, 2023, using discount rates ranging from 3% to 9% for both periods. The aggregate, undiscounted amount for these sites was $11 million at both December 31, 2024 and December 31, 2023. Of the total accrued for these two sites, the amount related to remediation of groundwater and soil was $4 million for each of the Louisiana site and Texas site at both December 31, 2024 and December 31, 2023.

Notes to Consolidated Financial Statements

22.    Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)
The balances of, and changes in, the components of accumulated other comprehensive income (loss), net of tax, are shown in the table below.

(in thousands)	Pension Plans and Other Postretirement Benefits	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2021	$1,522	$(83,749)	$(82,227)
Other comprehensive income (loss) before reclassifications	53,019	(42,808)	10,211
Amounts reclassified from accumulated other comprehensive income (loss) (a)	21	0	21
Other comprehensive income (loss)	53,040	(42,808)	10,232
Balance at December 31, 2022	54,562	(126,557)	(71,995)
Other comprehensive income (loss) before reclassifications	28,907	25,520	54,427
Amounts reclassified from accumulated other comprehensive income (loss) (a)	(3,503)	0	(3,503)
Other comprehensive income (loss)	25,404	25,520	50,924
Balance at December 31, 2023	79,966	(101,037)	(21,071)
Other comprehensive income (loss) before reclassifications	75,382	(18,051)	57,331
Amounts reclassified from accumulated other comprehensive income (loss) (a)	(3,390)	0	(3,390)
Other comprehensive income (loss)	71,992	(18,051)	53,941
Balance at December 31, 2024	$151,958	$(119,088)	$32,870
(a) The pension plan and other postretirement benefit components of accumulated other comprehensive income (loss) are included in the computation of net periodic benefit cost (income). See Note 18 for further information.

23.    Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" (ASU 2023-09). The FASB issued ASU 2023-09 to enhance the transparency and decision-making usefulness of income tax disclosures by requiring additional information on an entity's tax rate reconciliation, as well as income taxes paid. ASU 2023-09 is effective for our annual reporting period beginning January 1, 2025. We are currently assessing the impact that the adoption of ASU 2023-09 will have on the disclosures in our consolidated financial statements.
In November 2024, the FASB issued Accounting Standards Update No. 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses" (ASU 2024-03). The FASB issued ASU 2024-03 to improve disclosures surrounding expenses in commonly presented captions including Cost of goods sold; Selling, general, and administrative expenses; and Research, development, and testing expenses. The additional expense information required to be disclosed includes purchases of inventory, employee compensation, depreciation, intangible assets amortization, and total selling expenses, as well as a qualitative description of amounts remaining that have not been separately presented. ASU 2024-03 is effective for our annual reporting period beginning January 1, 2027, and our quarterly reporting periods beginning January 1, 2028. Early adoption is permitted. We are currently assessing the impact that the adoption of ASU 2024-03 will have on the disclosures in our consolidated financial statements.

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
There has been no change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2024. The effectiveness of our internal control over financial reporting as of December 31, 2024, has been audited by PricewaterhouseCoopers LLP (PCAOB ID 238), an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.

ITEM 9B.    OTHER INFORMATION
During the quarter ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of NewMarket Corporation adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) or Regulation S-K.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our definitive Proxy Statement for our 2025 annual meeting of shareholders (Proxy Statement) under the headings entitled “Election of Directors,” “Committees of Our Board,” "Code of Conduct," "Insider Trading Policies and Procedures," “Certain Relationships and Related Transactions,” and “Delinquent Section 16(a) Reports” and is included in Part I of this Form 10-K under the heading entitled “Information about our Executive Officers.”
We have adopted a Code of Conduct that applies to our directors, officers, and employees (including our principal executive officer, principal financial officer, and principal accounting officer) and have posted the Code of Conduct on our website. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers from any provision of our Code of Conduct applicable to the principal executive officer, principal financial officer, and principal accounting officer by posting this information on our website. Our website address is www.newmarket.com.
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
The following table presents information as of December 31, 2024 with respect to equity compensation plans under which shares of our common stock are authorized for issuance.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by shareholders:
2023 Incentive Compensation and Stock Plan	0	$0	240,758
Equity compensation plans not approved by shareholders (b)	0	0	0
Total	0	$0	240,758
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

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income for each of the three years in the period ended December 31, 2024

Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2024

Consolidated Balance Sheets as of December 31, 2024 and 2023

Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 2024

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2024

Notes to Consolidated Financial Statements

(A)(2)	Financial Statement Schedules—none required

(A)(3)	Exhibits

	3.1	Articles of Incorporation Amended and Restated effective April 27, 2012 (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 1-32190) filed April 30, 2012)

	3.2	NewMarket Corporation Bylaws Amended and Restated effective August 6, 2015 (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 1- 32190) filed August 6, 2015)

	4.1	Description of Company's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, (incorporated by reference to Exhibit 4.1 to Form 10-K (File No. 1-32190) filed February 16, 2021)

	4.2	Indenture, dated as of March 18, 2021, between NewMarket Corporation and Wells Fargo Bank, National Association, as trustee (as succeeded by U.S. Bank Trust Company, National Association) (incorporated by reference to exhibit 4.1 to Form 8-K (File No. 1- 32190) filed March 18, 2021)

	4.3	First Supplemental Indenture, dated as of March 18, 2021, between NewMarket Corporation and Wells Fargo Bank, National Association, as trustee (as succeeded by U.S. Bank Trust Company, National Association) (incorporated by reference to exhibit 4.2 to Form 8-K (File No. 1- 32190) filed March 18, 2021)

	4.4	Form of 2.70% Senior Notes due 2031 (form included as Exhibit A to the First Supplemental Indenture (incorporated by reference to exhibit 4.3 to Form 8-K (File No. 1- 32190) filed March 18, 2021)

	10.1	Note Purchase Agreement dated January 4, 2017, by and among NewMarket Corporation, The Prudential Life Insurance Company of America, The Gibraltar Life Insurance Co., Ltd, The Lincoln National Life Insurance Company and The Prudential Life Insurance Company, Ltd., (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32190) filed January 5, 2017)

	10.2	First Amendment, dated as of October 10, 2017, to Note Purchase Agreement dated January 4, 2017, by and among NewMarket Corporation, The Prudential Insurance Company of America, The Gibraltar Life Insurance Co., Ltd, The Lincoln National Life Insurance Company and The Prudential Life Insurance Company, Ltd. (incorporated by reference to Exhibit 10.2 to Form 10-Q (file No. 1-32190) filed October 26, 2017)

	10.3	Second Amendment, dated as of March 19, 2020, to the Note Purchase agreement dated January 4, 2017, by and among NewMarket Corporation, The Prudential Insurance Company of America, The Gibraltar Life Insurance Co., Ltd, The Lincoln National Life Insurance Company and The Prudential Life Insurance Company, Ltd (incorporated by reference to Exhibit 10.2 to Form 10-Q (file No. 1-32190) filed April 23, 2020)

	10.4	Excess Benefit Plan (incorporated by reference to Exhibit 10.4 to Ethyl Corporation’s Form 10-K (File No. 1-5112) filed February 25, 1993)*

	10.5	Trust Agreement between Ethyl Corporation and Merrill Lynch Trust Company of America (incorporated by reference to Exhibit 4.5 to Ethyl Corporation’s Registration Statement on Form S-8 (Registration No. 333-60889) filed August 7, 1998)

10.6	NewMarket Corporation and Affiliates Bonus Plan (incorporated by reference to Exhibit 10.9 to Ethyl Corporation’s Form 10-K (File No. 1-5112) filed March 14, 2003)*

10.7	Indemnification Agreement, dated as of July 1, 2004 by and among NewMarket Corporation, Ethyl Corporation and Afton Chemical Corporation (incorporated by reference to Exhibit 10.5 to Form 10-Q (File No. 1-32190) filed August 5, 2004)

10.8	2014 Incentive Compensation and Stock Plan (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32190) filed April 24, 2014)*

10.9	Form of Restricted Stock Award Agreement under the 2014 Incentive Compensation and Stock Plan (incorporated by reference to Exhibit 10.13 to Form 10-K (File No. 1-32190) filed February 19, 2019)*

10.10	Form of Performance Stock Award Agreement under the 2014 Incentive Compensation and Stock Plan (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32190) filed February 26, 2018)*

10.11	Securities Purchase Agreement by and among Coyote Ultimate Holdings, LLC, AMPAC Intermediate Holdings, LLC and NewMarket Corporation, dated December 1, 2023 (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32190) filed December 4, 2023)

10.12	Credit Agreement, dated as of January 22, 2024, among NewMarket Corporation, the Foreign Subsidiary Borrowers party thereto, Bank of America, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32190) filed January 25, 2024)

10.13	Term Loan Credit Agreement, dated as of January 22, 2024, among NewMarket Corporation, Bank of America, N.A. as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 1-32190) filed January 25, 2024)

10.14	2023 Incentive Compensation and Stock Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q (File No. 1-32190) filed July 27, 2023)*

10.15	Form of Restricted Stock Award Agreement under the 2023 Incentive Compensation and Stock Plan*

10.16	Form of Performance Stock Award Agreement under the 2023 Incentive Compensation and Stock Plan*

19	Insider Trading Policy

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Thomas E. Gottwald

31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Timothy K. Fitzgerald

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Thomas E. Gottwald

32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Timothy K. Fitzgerald

97	NewMarket Corporation Policy for the Recovery of Incentive Compensation (incorporated by reference to Exhibit 97 to Form 10-K (File No. 1-32190) filed February 15, 2024)

101	XBRL Instance Document and Related Items

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Indicates management contracts, compensatory plans or arrangements of the company required to be filed as an exhibit

(B)Exhibits - The response to this portion of Item 15 is submitted as a separate section of this Annual Report on Form 10-K

ITEM 16.     FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWMARKET CORPORATION

By:	/s/ THOMAS E. GOTTWALD
(Thomas E. Gottwald, Chairman of the Board, President, and Chief Executive Officer)
Date: February 14, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 14, 2025.

SIGNATURE	TITLE

/s/ THOMAS E. GOTTWALD	Chairman of the Board, President, Chief Executive Officer, and Director (Principal Executive Officer)
(Thomas E. Gottwald)

/s/ TIMOTHY K. FITZGERALD	Vice President and Chief Financial Officer (Principal Financial Officer)
(Timothy K. Fitzgerald)

/s/ ANN P. PIETRANTONI	Controller (Principal Accounting Officer)
(Ann P. Pietrantoni)

/s/ BRUCE C. GOTTWALD	Director
(Bruce C. Gottwald)

/s/ H. HITER HARRIS	Director
(H. Hiter Harris III)

/s/ J. E. ROGERS	Director
(James E. Rogers)

/s/ LILO S. UKROP	Director
(Lilo S. Ukrop)

/s/ TING XU	Director
(Ting Xu)