Form 10-Q
period 2025-03-31
NEWMARKET CORP
filed 2025-04-24
CIK 1282637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Yes  ☐ No  ☒
Number of shares of common stock, with no par value, outstanding as of March 31, 2025: 9,434,506

NEWMARKET CORPORATION

INDEX

PART I.    FINANCIAL INFORMATION
ITEM 1.     Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(in thousands, except per-share amounts)	Three Months Ended March 31,
	2025	2024
Net sales	$700,946	$696,736
Cost of goods sold	464,923	480,371
Gross profit	236,023	216,365
Selling, general, and administrative expenses	42,978	44,365
Research, development, and testing expenses	33,176	31,200
Operating profit	159,869	140,800
Interest and financing expenses, net	10,700	15,654
Other income (expense), net	14,944	12,547
Income before income tax expense	164,113	137,693
Income tax expense	38,164	29,961
Net income	$125,949	$107,732
Earnings per share - basic and diluted	$13.26	$11.23
Cash dividends declared per share	$2.75	$2.50
See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(in thousands)	Three Months Ended March 31,
	2025	2024
Net income	$125,949	$107,732
Other comprehensive income (loss):
Pension plans and other postretirement benefits:
Amortization of prior service cost (credit) included in net periodic benefit cost (income), net of income tax expense (benefit) of $(177) in the first quarter 2025 and $(174) in the first quarter 2024	(500)	(502)
Amortization of actuarial net loss (gain) included in net periodic benefit cost (income), net of income tax expense (benefit) of $(341) in the first quarter 2025 and $(122) in the first quarter 2024	(989)	(358)
Total pension plans and other postretirement benefits	(1,489)	(860)
Foreign currency translation adjustments, net of income tax expense (benefit) of $496 in the first quarter 2025 and $(238) in the first quarter 2024	12,515	(6,943)
Other comprehensive income (loss)	11,026	(7,803)
Comprehensive income	$136,975	$99,929
See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share amounts)	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$118,253	$77,476
Trade and other accounts receivable, less allowance for credit losses	463,337	395,450
Inventories	489,759	505,426
Prepaid expenses and other current assets	52,415	51,203
Total current assets	1,123,764	1,029,555
Property, plant, and equipment, net	734,580	735,361
Intangibles (net of amortization) and goodwill	744,126	750,424
Prepaid pension cost	503,042	490,418
Operating lease right-of-use assets, net	75,197	71,253
Deferred charges and other assets	52,215	52,530
Total assets	$3,232,924	$3,129,541
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$249,757	$225,874
Accrued expenses	70,463	89,277
Dividends payable	21,698	22,037
Income taxes payable	32,261	15,798
Operating lease liabilities	16,303	15,337
Other current liabilities	5,775	6,155
Total current liabilities	396,257	374,478
Long-term debt	990,555	971,281
Operating lease liabilities-noncurrent	58,100	54,754
Other noncurrent liabilities	268,516	267,445
Total liabilities	1,713,428	1,667,958
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common stock and paid-in capital (with no par value; authorized shares - 80,000,000; issued and outstanding shares - 9,434,506 at March 31, 2025 and 9,524,789 at December 31, 2024)	0	0
Accumulated other comprehensive income	43,896	32,870
Retained earnings	1,475,600	1,428,713
Total shareholders’ equity	1,519,496	1,461,583
Total liabilities and shareholders’ equity	$3,232,924	$3,129,541
See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in thousands, except share and per-share amounts)	Common Stock and Paid-in Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2023	9,590,086	$2,130	$(21,071)	$1,096,002	$1,077,061
Net income				107,732	107,732
Other comprehensive income (loss)			(7,803)		(7,803)
Cash dividends ($2.50 per share)				(23,986)	(23,986)
Tax withholdings related to stock-based compensation	(1,816)	(1,118)			(1,118)
Stock-based compensation	5,980	394		8	402
Balance at March 31, 2024	9,594,250	$1,406	$(28,874)	$1,179,756	$1,152,288

Balance at December 31, 2024	9,524,789	$0	$32,870	$1,428,713	$1,461,583
Net income				125,949	125,949
Other comprehensive income (loss)			11,026		11,026
Cash dividends ($2.75 per share)				(26,057)	(26,057)
Repurchases of common stock	(96,846)	(488)		(52,003)	(52,491)
Tax withholdings related to stock-based compensation	(1,846)	0		(1,002)	(1,002)
Stock-based compensation	8,409	488		0	488
Balance at March 31, 2025	9,434,506	$0	$43,896	$1,475,600	$1,519,496

See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands)	Three Months Ended March 31,
	2025	2024
Cash and cash equivalents at beginning of year	$77,476	$111,936
Cash flows from operating activities:
Net income	125,949	107,732
Adjustments to reconcile net income to cash provided from operating activities:
Depreciation and amortization	28,778	25,807
Deferred income tax expense (benefit)	505	(3,899)
Working capital changes	(26,590)	(21,434)
Cash pension and postretirement contributions	(2,374)	(2,727)
Other, net	(5,955)	(2,640)
Cash provided from (used in) operating activities	120,313	102,839
Cash flows from investing activities:
Capital expenditures	(13,016)	(13,564)
Acquisition of business (net of $15,580 of cash acquired)	0	(683,924)
Cash provided from (used in) investing activities	(13,016)	(697,488)
Cash flows from financing activities:
Net borrowings under revolving credit facility	69,000	386,000
Principal payment on 3.78% senior notes	(50,000)	0
Repurchases of common stock	(57,064)	0
Dividends paid	(26,057)	(23,986)
Proceeds from term loan	0	250,000
Debt issuance costs	0	(2,251)
Other, net	(4,345)	(8,372)
Cash provided from (used in) financing activities	(68,466)	601,391
Effect of foreign exchange on cash and cash equivalents	1,946	(1,612)
Increase in cash and cash equivalents	40,777	5,130
Cash and cash equivalents at end of period	$118,253	$117,066

See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Financial Statement Presentation
In the opinion of management, the accompanying consolidated financial statements of NewMarket Corporation and its subsidiaries contain all necessary adjustments for the fair presentation of, in all material respects, our consolidated financial position as of March 31, 2025 and December 31, 2024, our consolidated results of operations, comprehensive income, and changes in shareholders' equity for the three months ended March 31, 2025 and March 31, 2024, and our cash flows for the three months ended March 31, 2025 and March 31, 2024. All adjustments are of a normal, recurring nature, unless otherwise disclosed. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (SEC), but do not include all disclosures required by GAAP for complete annual consolidated financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the NewMarket Corporation Annual Report on Form 10-K for the year ended December 31, 2024 (2024 Annual Report), as filed with the SEC. The results of operations for the three-month period ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year ending December 31, 2025.
Unless the context otherwise indicates, all references to “we,” “us,” “our,” the “company,” and “NewMarket” are to NewMarket Corporation and its consolidated subsidiaries.
Supplier Finance Program
We offer our vendors a supplier finance program, which allows our vendors to receive payment from a third-party finance provider earlier than our normal payment terms would provide. NewMarket and its subsidiaries are not a party to any arrangement between our vendors and the finance provider, and there are no assets pledged as security or other forms of guarantees provided by NewMarket to the finance provider. For those vendors who opt to participate in the program, we pay the finance provider the full amount of the invoices on the normal due date. At both March 31, 2025 and December 31, 2024, the amount of confirmed invoices under the supplier finance program was not material.
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
The allocation of the purchase price of AMPAC to the tangible and intangible assets acquired and liabilities assumed was developed using estimates of fair value. Acquisition-related charges of $1 million consisted primarily of legal and professional fees and are included in selling, general, and administrative expenses in our Consolidated Statements of Income for the three months ended March 31, 2024.
We accounted for this acquisition using the acquisition method of accounting for business combinations under the provisions of Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) Topic 805, Business Combinations and have included the results of operations of the acquired business from the date of acquisition in our Consolidated Statements of Income as well as in the specialty materials segment in Note 4. These results include a charge related to the sale of finished goods inventory acquired, which was recorded at fair value on the acquisition date and sold to customers during 2024.
The following table presents the financial results in thousands for AMPAC from the date of acquisition through March 31, 2024 (in thousands).

AMPAC	January 16 to March 31, 2024
Net sales	$17,047
Loss before income taxes	(5,001)
The following table presents our estimated unaudited pro forma consolidated results for the three months ended March 31, 2024, assuming the acquisition of AMPAC had occurred on January 1, 2023. The unaudited pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been realized if the acquisition had been completed at the beginning of 2023, nor is it indicative of expected results for any future period. In addition, no effect is given to any future synergistic benefits that could result from the integration of AMPAC into NewMarket.
Unaudited pro forma information for the three months ended March 31, 2024 includes adjustments to depreciation and amortization based upon the fair value allocation of the purchase price to AMPAC's tangible and intangible assets acquired and liabilities assumed as though the acquisition had occurred on January 1, 2023, as well as adjustments for debt-related costs and management fees. The acquisition-related costs and the charge related to the fair value adjustment to acquisition-date inventory were recognized in actual results during the three months ended March 31, 2024, but for the presentation below, these costs are excluded from 2024 unaudited pro forma income before income taxes since on a pro forma basis, they would have been incurred during 2023.

Pro Forma Supplemental Information (unaudited) (in thousands)

Consolidated	Three Months Ended March 31, 2024
Net sales	$701,836
Income before income taxes	140,004

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

The following table provides information on our net sales by geographic area. Information on net sales by segment is presented in Note 4.

	Three Months Ended March 31,
(in thousands)	2025	2024
Net sales
United States	$270,876	$248,236
Europe, Middle East, Africa, India	201,676	208,939
Asia Pacific	147,436	156,099
Other foreign	80,958	83,462
Net sales	$700,946	$696,736
4. Segment Information
We have two reportable segments – petroleum additives and specialty materials. The petroleum additives segment includes lubricant and fuel additives which are necessary for the efficient and reliable operation of vehicles and machinery. The specialty materials segment includes critical materials used in solid rocket motors for space launch and military defense applications. The petroleum additives and specialty materials segments are managed separately by the president of Afton and the president of AMPAC, respectively. The “All other” category shown in the tables below includes the operations of the antiknock compounds business, as well as certain contracted manufacturing and related services associated with Ethyl.
We have determined that our chief executive officer is the chief operating decision maker (CODM) who makes key operating decisions and assesses the performance of the reportable segments. The CODM evaluates performance based on segment operating profit and considers budgeted and forecasted variances to actual results in allocating resources to the segments.
The segment accounting policies are the same as those described in Note 1 of our 2024 Annual Report. NewMarket Services expenses are billed to Afton, AMPAC, and Ethyl based on the services provided. Depreciation on segment property, plant, and equipment, as well as amortization of segment definite-lived intangible assets and lease right-of-use assets are included in segment operating profit. No transfers occurred between any of the petroleum additives segment, specialty materials segment, and the “All other” category during the periods presented.
The table below reports net sales and operating profit by segment, as well as a reconciliation to income before income tax expense, for the three months ended March 31, 2025 and March 31, 2024. No single customer accounted for 10% or more of our total net sales in any period presented.

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
Net sales
Petroleum additives
Lubricant additives	$559,178	$571,915
Fuel additives	86,376	105,349
Total	645,554	677,264
Specialty materials	53,721	17,047
All other	1,671	2,425
Total net sales	$700,946	$696,736

Segment operating profit
Petroleum additives
Net sales	$645,554	$677,264
Cost of goods sold	(437,746)	(462,920)
Research, development, and testing expenses	(33,176)	(31,200)
Other segment items	(32,525)	(32,235)
Petroleum additives segment operating profit	142,107	150,909

Specialty materials
Net sales	53,721	17,047
Other segment items	(30,534)	(22,014)
Specialty materials segment operating profit	23,187	(4,967)

Total segment operating profit	165,294	145,942

All other	(481)	(81)
Corporate, general, and administrative expenses	(4,886)	(5,557)
Interest and financing expenses, net	(10,700)	(15,654)
Other income (expense), net	14,886	13,043
Income before income tax expense	$164,113	$137,693

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

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
Additions to long-lived assets
Petroleum additives	$20,274	$21,304
Specialty materials	888	1,437
All other	0	2
Corporate	1,092	540
Total additions to long-lived assets	$22,254	$23,283
Depreciation and amortization
Petroleum additives	$18,979	$19,074
Specialty materials	8,858	5,639
All other	12	11
Corporate	929	1,083
Total depreciation and amortization	$28,778	$25,807
5.    Pension Plans and Other Postretirement Benefits
The table below shows cash contributions made during the three months ended March 31, 2025, as well as the remaining cash contributions we expect to make during the year ending December 31, 2025, for our domestic and foreign pension plans and domestic postretirement benefit plan.

(in thousands)	Actual Cash Contributions for Three Months Ended March 31, 2025	Expected Remaining Cash Contributions for Year Ending December 31, 2025
Domestic plans
Pension benefits	$832	$3,004
Postretirement benefits	413	696
Foreign plans
Pension benefits	1,129	3,888
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

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Domestic
	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,
(in thousands)	2025	2024	2025	2024
Service cost	$2,857	$3,016	$139	$135
Interest cost	6,200	5,722	414	418
Expected return on plan assets	(15,114)	(13,541)	(199)	(192)
Amortization of prior service cost (credit)	45	47	(757)	(757)
Amortization of actuarial net (gain) loss	(1,012)	(457)	(70)	(16)
Net periodic benefit cost (income)	$(7,024)	$(5,213)	$(473)	$(412)

	Foreign
	Pension Benefits
	Three Months Ended March 31,
(in thousands)	2025	2024
Service cost	$807	$1,087
Interest cost	1,631	1,618
Expected return on plan assets	(3,877)	(3,333)
Amortization of prior service cost (credit)	35	35
Amortization of actuarial net (gain) loss	(247)	(7)
Net periodic benefit cost (income)	$(1,651)	$(600)
6.    Earnings Per Share
We had 38,275 shares of nonvested restricted stock at March 31, 2025 and 34,678 shares of nonvested restricted stock at March 31, 2024 that were excluded from the calculation of diluted earnings per share, as their effect on earnings per share would be anti-dilutive. The nonvested restricted stock is considered a participating security since the restricted stock contains nonforfeitable rights to dividends. As such, we use the two-class method to compute basic and diluted earnings per share for all periods presented since this method yields the most dilutive result. The following table illustrates the earnings allocation method utilized in the calculation of basic and diluted earnings per share.

	Three Months Ended March 31,
(in thousands, except per-share amounts)	2025	2024
Earnings per share numerator:
Net income attributable to common shareholders before allocation of earnings to participating securities	$125,949	$107,732
Earnings allocated to participating securities	(480)	(373)
Net income attributable to common shareholders after allocation of earnings to participating securities	$125,469	$107,359
Earnings per share denominator:
Weighted-average number of shares of common stock outstanding - basic and diluted	9,460	9,557
Earnings per share - basic and diluted	$13.26	$11.23

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7.        Inventories

(in thousands)	March 31, 2025	December 31, 2024
Finished goods and work-in-process	$385,943	$403,459
Raw materials	78,012	77,258
Stores, supplies, and other	25,804	24,709
	$489,759	$505,426
8.    Intangibles (Net of Amortization) and Goodwill
The net carrying amount of intangibles and goodwill was $744 million at March 31, 2025 and $750 million at December 31, 2024. The gross carrying amount and accumulated amortization of each type of intangible asset and goodwill are presented in the table below.

	March 31, 2025		December 31, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Formulas and technology	$60,000	$9,095	$60,000	$7,220
Customer bases	280,440	23,832	280,440	19,856
Trademarks and trade names	30,000	2,425	30,000	1,925
Water rights	29,392		29,392
Goodwill	379,646		379,593
	$779,478	$35,352	$779,425	$29,001
Of the total intangibles (net of amortization) and goodwill, $124 million is attributable to the petroleum additives segment and $620 million is attributable to the specialty materials segment. The change in the gross carrying amount between December 31, 2024 and March 31, 2025 is due to the foreign currency fluctuation on goodwill in the petroleum additives segment. See Note 2 for further information on the intangibles and goodwill obtained with the AMPAC acquisition. There is no accumulated goodwill impairment.
Amortization expense was (in thousands):

Three months ended March 31, 2025	6,351
Three months ended March 31, 2024	5,372
Estimated amortization expense for the remainder of 2025, as well as estimated annual amortization expense related to our intangible assets for the next five years, is expected to be (in thousands):

2025	$19,053
2026	25,404
2027	25,404
2028	25,355
2029	25,214
2030	25,214
We amortize the formulas and technology over 8 years, the customer bases over 17.5 to 20 years, and the trademarks and trade names over 15 years.

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9.    Long-term Debt

(in thousands)	March 31, 2025	December 31, 2024
Senior notes - 2.70% due 2031 (net of related deferred financing costs)	$394,727	$394,506
Senior notes - 3.78% due 2029	200,000	250,000
Term loan (net of related deferred financing costs)	249,828	249,775
Revolving credit facility	146,000	77,000
	$990,555	$971,281
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
We were in compliance with all covenants under all issuances of senior notes as of March 31, 2025 and December 31, 2024.
Term Loan Credit Agreement - The term loan credit agreement is unsecured, has a borrowing capacity of $250 million, a term of two years, and matures on January 22, 2026. We borrowed the entire $250 million available under the term loan credit agreement and are required to repay the principal amount borrowed under the term loan in full at maturity. We may, in our sole discretion and subject to the conditions set forth in the term loan credit agreement, prepay amounts borrowed under the term loan, together with any accrued and unpaid interest, prior to maturity. Any amounts prepaid prior to maturity are not available for additional borrowings by NewMarket.
We were in compliance with all covenants under the term loan credit agreement as of March 31, 2025 and December 31, 2024.
Revolving Credit Facility - The revolving credit facility has a borrowing capacity of $900 million, a term of five years, and matures on January 22, 2029. The obligations under the revolving credit facility are unsecured. The average interest rate for borrowings under the revolving credit agreement was 5.6% during the first three months of 2025 and 6.5% during the year ended December 31, 2024.
Outstanding borrowings under the revolving credit facility amounted to $146 million at March 31, 2025 and $77 million at December 31, 2024. Outstanding letters of credit amounted to approximately $4 million at both March 31, 2025 and December 31, 2024. The unused portion of the revolving credit facility amounted to $750 million at March 31, 2025 and $819 million at December 31, 2024.
We were in compliance with all covenants under the revolving credit facility as of March 31, 2025 and December 31, 2024.
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

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Environmental
We are involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination, disposal of hazardous waste, and other environmental matters at several of our current or former facilities, or at third-party sites where we have been designated as a potentially responsible party. While we believe we are currently adequately accrued for known environmental issues, it is possible that unexpected future costs could have a significant impact on our consolidated financial position, results of operations, and cash flows. Our total accruals for environmental remediation, dismantling, and decontamination were approximately $11 million at both March 31, 2025 and December 31, 2024. Of the total accrual, the current portion is included in accrued expenses and the noncurrent portion is included in other noncurrent liabilities on the Condensed Consolidated Balance Sheets.
Our more significant environmental sites include a former plant site in Baton Rouge, Louisiana and a Houston, Texas plant site. Together, the amounts accrued on a discounted basis related to these sites represented approximately $8 million of the total accrual above at March 31, 2025 and $9 million at December 31, 2024, using discount rates ranging from 3% to 9% for both periods. The aggregate undiscounted amount for these sites was $10 million at March 31, 2025 and $11 million at December 31, 2024.
Leases
At March 31, 2025, we had commitments of approximately $3 million for finance leases that have not yet commenced.
11.    Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)
The balances of, and changes in, the components of accumulated other comprehensive income (loss), net of tax, consist of the following:

(in thousands)	Pension Plans and Other Postretirement Benefits	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2023	$79,966	$(101,037)	$(21,071)
Other comprehensive income (loss) before reclassifications	0	(6,943)	(6,943)
Amounts reclassified from accumulated other comprehensive loss (a)	(860)	0	(860)
Other comprehensive income (loss)	(860)	(6,943)	(7,803)
Balance at March 31, 2024	$79,106	$(107,980)	$(28,874)

Balance at December 31, 2024	$151,958	$(119,088)	$32,870
Other comprehensive income (loss) before reclassifications	0	12,515	12,515
Amounts reclassified from accumulated other comprehensive loss (a)	(1,489)	0	(1,489)
Other comprehensive income (loss)	(1,489)	12,515	11,026
Balance at March 31, 2025	$150,469	$(106,573)	$43,896
(a) The pension plan and other postretirement benefit components of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (income). See Note 5 in this Quarterly Report on Form 10-Q and Note 18 in our 2024 Annual Report for further information.
12.    Fair Value Measurements
The carrying amount of cash and cash equivalents in the Condensed Consolidated Balance Sheets, as well as the fair value, was $118 million at March 31, 2025 and $77 million at December 31, 2024. The fair value is classified as Level 1 in the fair value hierarchy.
No material events occurred during the three months ended March 31, 2025 requiring adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Long-term debt – We record the carrying amount of our long-term debt at historical cost, less deferred financing costs related to our outstanding senior notes and term loan. The estimated fair value of our long-term debt is shown in the table below and is based primarily on estimated current rates available to us for debt of the same remaining duration and adjusted for nonperformance risk and credit risk. The estimated fair value of our publicly traded outstanding senior notes included in the table below is based on the last quoted price closest to March 31, 2025. The fair value of our debt instruments is classified as Level 2 in the fair value hierarchy.

	March 31, 2025		December 31, 2024
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$990,555	$939,062	$971,281	$906,925

13.        Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" (ASU 2023-09). The FASB issued ASU 2023-09 to enhance the transparency and decision-making usefulness of income tax disclosures by requiring additional information on an entity's tax rate reconciliation, as well as income taxes paid. ASU 2023-09 was effective for our annual reporting period beginning January 1, 2025. The required disclosures will be included in our 2025 Annual Report on Form 10-K.
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

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This report contains forward-looking statements about future events and expectations within the meaning of the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements on our current expectations and projections about future results. When we use words in this document such as “anticipates,” “intends,” “plans,” “believes,” “estimates,” “projects,” “expects,” “should,” “could,” “may,” “will,” and similar expressions, we do so to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements we make regarding future prospects of growth in the petroleum additives or specialty materials markets, other trends in these markets, our ability to maintain or increase our market share, our future capital expenditure levels, and our future financial results.
We believe our forward-looking statements are based on reasonable expectations and assumptions, within the bounds of what we know about our business and operations. However, we offer no assurance that actual results will not differ materially from our expectations due to uncertainties and factors that are difficult to predict and beyond our control.
Factors that could cause actual results to differ materially from expectations include, but are not limited to, the availability of raw materials and distribution systems; disruptions at production facilities, including single-sourced facilities; hazards common to chemical businesses; the ability to respond effectively to technological changes in our industries; failure to protect our intellectual property rights; sudden, sharp, or prolonged raw material price increases; competition from other manufacturers; current and future governmental regulations; the loss of significant customers; termination or changes to contracts with contractors and subcontractors of the U.S. government or directly with the U.S. government; failure to attract and retain a highly-qualified workforce; an information technology system failure or security breach; the occurrence or threat of extraordinary events, including natural disasters, terrorist attacks, wars, and health-related epidemics; risks related to operating outside of the United States, including tariffs and trade policy; political, economic, and regulatory factors concerning our products; the impact of substantial indebtedness on our operational and financial flexibility; the impact of fluctuations in foreign exchange rates; resolution of environmental liabilities or legal proceedings; limitation of our insurance coverage; our inability to realize expected benefits from investment in our infrastructure or from acquisitions, or our inability to successfully integrate acquisitions into our business; the underperformance of our pension assets resulting in additional cash contributions to our pension plans; and other factors detailed from time to time in the reports that NewMarket files with the SEC, including the risk factors in Part I, Item 1A. “Risk Factors” of our 2024 Annual Report, which is available to shareholders at www.newmarket.com.
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

Overview
When comparing the results of the petroleum additives segment for the first three months of 2025 with the first three months of 2024, net sales declined 4.7%, resulting primarily from lower product shipments, which were partially offset by favorable product mix. Petroleum additives operating profit decreased 5.8% when comparing the 2025 and 2024 three-months periods, primarily reflecting lower product shipments and higher operating costs, which were partially offset by lower raw material costs and favorable product mix.
The specialty materials segment reported both higher net sales and higher operating profit for the first three months of 2025 as compared to the same period in 2024, resulting primarily from higher product volumes, as well as favorable product mix. Specialty materials sales and operating profit for the first three months of 2024 reflect financial results since the acquisition of AMPAC on January 16, 2024.
We are monitoring the uncertain macroeconomic environment in which we operate, particularly the changes in international trade relations and tariffs, and are assessing the potential impacts to our operations. These impacts could include supply chain disruptions, lower customer demand, and higher inflation. Investing in technology to meet customer needs, enhancing our operational efficiency, and improving our portfolio profitability will remain priorities throughout 2025.
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

Results of Operations
Net Sales
Consolidated net sales for the first three months of 2025 totaled $700.9 million, representing a slight increase of $4.2 million, or 0.6%, from the first three months of 2024. The following table shows net sales by segment and product line. The net sales for the first three months of 2024 in the table below for the specialty materials segment include sales since the acquisition of AMPAC on January 16, 2024.

	Three Months Ended March 31,
(in millions)	2025	2024
Petroleum additives
Lubricant additives	$559.2	$571.9
Fuel additives	86.3	105.4
Total	645.5	677.3
Specialty materials	53.7	17.0
All other	1.7	2.4
Net sales	$700.9	$696.7
Petroleum Additives Segment
The regions in which we operate include North America, Latin America, Asia Pacific, and EMEAI. While there is some fluctuation, the percentage of net sales generated by region remained fairly consistent when comparing the first three months of 2025 with both the same period in 2024, as well as with the full year of 2024.
Petroleum additives net sales for the first three months of 2025 were $645.5 million compared to $677.3 million for the first three months of 2024, a decrease of 4.7% across all regions. The Asia Pacific region decreased 8.5%, EMEAI decreased 5.9%, North America decreased 2.2%, and Latin America decreased 1.0%.
The following table details the approximate components of the changes in petroleum additives net sales between the first three months of 2025 and 2024.

(in millions)	Three Months
Period ended March 31, 2024	$677.3
Lubricant additives shipments	(19.2)
Fuel additives shipments	(21.2)
Selling prices, including product mix	14.0
Foreign currency impact, net	(5.4)
Period ended March 31, 2025	$645.5
When comparing the first three months of 2025 and 2024, the decrease in petroleum additives net sales was due to lower product shipments, along with a small unfavorable foreign currency impact. Partially offsetting these factors was an increase to net sales driven by favorable product mix.
The primary foreign currencies in which we transact include the Euro, Pound Sterling, Japanese Yen, Chinese Renminbi, and Indian Rupee. Comparing the first three months of 2025 and 2024, the United States Dollar strengthened against all of the major currencies in which we transact, resulting in the unfavorable impact to net sales for the first three months comparison reflected in the above table. The unfavorable impact was predominantly from the change in the exchange rate of the Euro.
On a worldwide basis, the volume of product shipments for petroleum additives decreased 7.2% when comparing the first three months periods with decreases in both lubricant and fuel additives. Both the North America and Asia Pacific regions experienced decreases in lubricant additives shipments, while the EMEAI and Latin America regions reported small increases in lubricant additives shipments. All regions except Asia Pacific experienced decreases in fuel additives shipments for the first three months comparison.

Specialty Materials Segment
Total net sales were $53.7 million for the first three months of 2025 and $17.0 million for the period that we owned AMPAC during the first three months of 2024. The increase in net sales was the result of significantly higher product volume, along with higher selling prices, including favorable product mix.
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
The following table reports segment operating profit for the three months ended March 31, 2025 and March 31, 2024. The amount reported for specialty materials is for the period from January 16, 2024 to March 31, 2024. A reconciliation of segment operating profit to income before income tax expense is in Note 4.

	Three Months Ended March 31,
(in millions)	2025	2024
Petroleum additives	$142.1	$150.9
Specialty materials	$23.2	$(5.0)
All other	$(0.5)	$(0.1)

Petroleum Additives Segment
Petroleum additives segment gross profit decreased $6.5 million and operating profit decreased $8.8 million when comparing the first three months of 2025 to the first three months of 2024.
The decrease in both gross profit and operating profit included the unfavorable impacts of lower product shipments and higher operating costs, which were partially offset by favorable product mix and lower raw material costs.
The following table presents petroleum additives cost of goods sold as a percentage of net sales and the operating profit margin.

	Three Months Ended March 31,
	2025	2024
Cost of goods sold as a percentage of net sales	67.8%	68.4%
Operating profit margin	22.0%	22.3%
For the rolling four quarters ended March 31, 2025, the operating profit margin for petroleum additives was 22.4%, which is within our historical range of operating profit margin. While operating margins will fluctuate from quarter to quarter due to multiple factors, we believe the fundamentals of our business and industry as a whole are unchanged.
Petroleum additives selling, general, and administrative (SG&A) expenses for the first three months of 2025 were $0.3 million higher than the first three months of 2024. SG&A expenses as a percentage of net sales were 5.0% for the first three months of 2025 and 4.8% for the first three months of 2024. Our SG&A costs are primarily personnel-related and include salaries, benefits, and other costs associated with our workforce, including travel-related expenses. While personnel-related costs fluctuate from period to period, there were no significant changes in the drivers of these costs when comparing the periods.
Our investment in petroleum additives research, development, and testing (R&D) increased $2.0 million when comparing the first three months periods of 2025 and 2024. As a percentage of net sales, our R&D investment was 5.1% for the first three months of 2025 and 4.6% for the first three months of 2024. Our R&D investments reflect our efforts to support the development of solutions that meet our customers' needs, meet new and evolving standards, and support our expansion into new product areas. Our approach to R&D investments, as it is with SG&A costs, is one of purposeful spending on programs to support our current product base and to ensure that we develop products to support our customers' programs in the future. R&D investments include personnel-related costs, as well as costs for internal and external testing of our products.
Specialty Materials Segment
The specialty materials segment reported operating profit of $23.2 million for the first three months of 2025 as compared to an operating loss of $5.0 million for the period from the AMPAC acquisition date of January 16, 2024 to March 31, 2024. The increase in specialty materials operating profit was primarily the result of the same factors discussed in the Net Sales section above.
The specialty materials results for the 2024 period include the sale of AMPAC finished goods inventory that we acquired at closing. The acquired inventory was recorded at fair value on the acquisition date and sold during 2024, generating no margin.
We may experience substantial variation in quarterly results for the specialty materials segment on an ongoing basis due to the nature of its business.

The following discussion references certain captions on the Consolidated Statements of Income.

Interest and Financing Expenses, Net
Interest and financing expenses were $10.7 million for the first three months of 2025 and $15.7 million for the first three months of 2024.
The decrease for the three months comparisons resulted primarily from both lower average debt outstanding and a lower average interest rate.

Other Income (Expense), Net
Other income (expense), net was income of $14.9 million for the first three months of 2025 and $12.5 million for the first three months of 2024. The amounts for both the 2025 and 2024 three months periods primarily reflect the components of net periodic benefit cost (income), except for service cost, from defined benefit pension and postretirement plans. See Note 5 for further information on total periodic benefit cost (income).

Income Tax Expense
Income tax expense was $38.2 million for the first three months of 2025 and $30.0 million for the first three months of 2024. The effective tax rate was 23.3% for the first three months of 2025 and 21.8% for the first three months of 2024. Income tax expense increased $5.7 million due to higher income before income tax expense and $2.5 million due to the higher effective tax rate.
The increase in the effective tax rate for the first three months comparison was primarily caused by prior year tax items.

Cash Flows, Financial Condition, and Liquidity
Cash and cash equivalents at March 31, 2025 were $118.3 million, an increase of $40.8 million since December 31, 2024.
Cash and cash equivalents held by our foreign subsidiaries amounted to $114.3 million at March 31, 2025 and $71.3 million at December 31, 2024. Periodically, we repatriate cash from our foreign subsidiaries to the United States through intercompany dividends and loans. We do not anticipate significant tax consequences from future distributions of foreign earnings.
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
Cash Flows – Operating Activities
Cash provided from operating activities for the first three months of 2025 was $120.3 million, including $26.6 million of higher working capital requirements. The $26.6 million excluded an unfavorable foreign currency impact to the components of working capital on the balance sheet.
When comparing the March 31, 2025 balances with those at December 31, 2024, the most significant changes in working capital included increases in trade and other accounts receivable, accounts payable, and income taxes payable, along with decreases in inventories and accrued expenses. The increase in trade and other accounts receivable primarily reflects higher sales during the first quarter of 2025 compared to the fourth quarter of 2024. The increase in accounts payable is primarily the result of increased purchases during the first quarter of 2025 and normal invoice payment timing. The increase in income taxes payable is due to the timing of U.S. income tax payments. The decrease in inventory reflects lower production to allow for customer demand, as well as the planned use of inventory built up during the end of 2024 to provide for normal maintenance outages. The decrease in accrued expenses is primarily the result of normal payments related to customer rebates, interest payments on our long-term debt, and personnel-related payments.
Including cash and cash equivalents, as well as the impact of changes in foreign currency exchange rates on the balance sheet, we had total working capital of $727.5 million at March 31, 2025 and $655.1 million at December 31, 2024. The current ratio was 2.84 at March 31, 2025 and 2.75 at December 31, 2024.
Cash Flows – Investing Activities
Cash used in investing activities totaled $13.0 million during the first three months of 2025, comprised of capital expenditures. We expect that our total capital spending during 2025 will be in the $70 million to $100 million range and will include improvements to our manufacturing and R&D infrastructure around the world.
Included in the expected capital expenditures for 2025 is a capital investment of up to $100 million to expand AMPAC's ammonium perchlorate production capabilities in support of growing solid rocket motor demand. This anticipated investment, which has been approved by the AMPAC board of directors, will include the construction of an additional production line, increasing capacity by more than 50%. The increased capacity will allow AMPAC to meet the demand of U.S. military and space launch programs, while also addressing the needs of U.S. allies in these critical areas. The project remains subject to approval by NewMarket’s board of directors and is currently scheduled to be completed during 2026.
We expect to continue to finance capital spending through cash on hand and cash provided from operations, together with borrowing available under our revolving credit facility.
Cash Flows – Financing Activities
Cash used in financing activities during the first three months of 2025 amounted to $68.5 million. These cash flows included repurchases of our common stock of $57.1 million, a principal payment of $50.0 million on the 3.78% senior notes, and cash dividends of $26.1 million, which were partially offset by net borrowings of $69 million on the revolving credit facility.
Debt
Our long-term debt was $990.6 million at March 31, 2025 compared to $971.3 million at December 31, 2024.
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
The revolving credit facility contains financial covenants that require NewMarket to maintain a consolidated Leverage Ratio (as defined in the agreement) of no more than 3.75 to 1.00, except during an Increased Leverage Period (as defined in the agreement) at the end of each quarter. At March 31, 2025, the Leverage Ratio was 1.31 under the revolving credit facility.
At March 31, 2025, we were in compliance with all covenants under the 3.78% senior notes, 2.70% senior notes, term loan, and revolving credit facility.
As a percentage of total capitalization (total long-term debt and shareholders’ equity), our total long-term debt decreased from 39.9% at December 31, 2024 to 39.5% at March 31, 2025. The change resulted from the increase in shareholders' equity partially offset by a net increase in outstanding long-term debt. The increase in shareholders’ equity primarily reflects our earnings and favorable impact from foreign currency translation adjustments, partially offset by dividend payments and repurchases of shares of our common stock. Generally, we repay any outstanding long-term debt with cash from operations or refinancing activities.

Critical Accounting Policies and Estimates
This Form 10-Q and our 2024 Annual Report include discussions of our accounting policies, as well as methods and estimates used in the preparation of our financial statements. We also provided a discussion of Critical Accounting Policies and Estimates in our 2024 Annual Report.

There have been no significant changes in our critical accounting policies and estimates from those reported in our 2024 Annual Report.

Recent Accounting Pronouncements
For a full discussion of the more significant recently issued accounting standards, see Note 13.

Outlook
Our goal is to provide a 10% compounded return per year for our shareholders over any ten-year period (defined as earnings per share growth plus dividend yield), although we may not necessarily achieve a 10% return each year. We continue to have confidence in our customer-focused strategy and approach to the market. We believe the fundamentals of how we run our business - a long-term view, safety-first culture, customer-focused solutions, technology-driven product offerings, and world-class supply chain capability - will continue to be beneficial for all of our stakeholders over the long term.
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
Over the past several years we have made significant investments in our petroleum additives business as the industry fundamentals remain positive. These investments have been, and will continue to be, focused on operational efficiencies, organizational talent, and technology development and processes, as well as global infrastructure, including technical centers, production capabilities and geographic expansion. We intend to utilize these investments to improve our ability to deliver the solutions that our customers value, expand our global reach, and enhance our operating results. We will continue to invest in our capabilities to provide even better value, service, technology, and customer solutions.
We continue to focus on the ongoing integration of AMPAC into our business. While we may experience substantial variation in quarterly results for specialty materials on an ongoing basis due to the nature of its business, we anticipate full year results to be consistent with our pre-acquisition expectations. Our planned investment to expand capacity at AMPAC is aligned with anticipated future industry demand.
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
While our AMPAC acquisition was outside of our core petroleum additives business, we believe it presented an excellent opportunity to provide long-term value for our shareholders. Nonetheless, our primary focus in the acquisition area remains on the petroleum additives industry. It is our view that the petroleum additives industry will provide the greatest opportunity for solid returns on our investments while minimizing risk. We remain focused on this strategy and will evaluate any future opportunities. We will continue to evaluate all alternative uses of cash to enhance shareholder value, including stock repurchases and dividends.

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk
At March 31, 2025, there were no material changes in our market risk from the information provided in the 2024 Annual Report.

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

There has been no change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, which occurred during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION
ITEM 1.     Legal Proceedings
There have been no material changes to our legal proceedings as disclosed in "Legal Proceedings" in Item 3 of Part I of the 2024 Annual Report.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
On December 12, 2024, our Board of Directors approved a share repurchase program authorizing management to repurchase up to $500 million of NewMarket's outstanding common stock beginning January 1, 2025 and until December 31, 2027, as market conditions warrant and covenants under our existing debt agreements permit. We may conduct the share repurchases in the open market, in privately negotiated transactions, through block trades, or pursuant to trading plans intended to comply with Rule 10b5-1 and/or Rule 10b-18 of the Securities Exchange Act of 1934. The repurchase program does not require us to acquire any specific number of shares and may be terminated or suspended at any time.
The following table outlines the purchases during the first quarter of 2025 under the authorization.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31	0	$0.00	0	$500,000,000
February 1 to February 28	39,081	528.36	39,081	479,351,207
March 1 to March 31	57,765	542.76	57,765	447,998,582
Total	96,846	$536.95	96,846	$447,998,582

ITEM 5.    Other Information
During the quarter ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of NewMarket Corporation adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) or Regulation S-K.

ITEM 6.     Exhibits

Exhibit 3.1	Articles of Incorporation Amended and Restated effective April 27, 2012 (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 1-32190) filed April 30, 2012)
Exhibit 3.2	NewMarket Corporation Bylaws Amended and Restated effective August 6, 2015 (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 1- 32190) filed August 6, 2015)
Exhibit 31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald
Exhibit 31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Timothy K. Fitzgerald
Exhibit 32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Thomas E. Gottwald
Exhibit 32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Timothy K. Fitzgerald
Exhibit 101	Inline XBRL Instance Document and Related Items (the instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document)
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMARKET CORPORATION
(Registrant)

Date: April 24, 2025	By: /s/ Timothy K. Fitzgerald
Timothy K. Fitzgerald
Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: April 24, 2025	By: /s/ Ann P. Pietrantoni
Ann P. Pietrantoni
Controller
(Principal Accounting Officer)