Form 10-Q
period 2025-06-30
NEWMARKET CORP
filed 2025-07-31
CIK 1282637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Yes  ☐ No  ☒
Number of shares of common stock, with no par value, outstanding as of June 30, 2025: 9,396,621

NEWMARKET CORPORATION

INDEX

PART I.    FINANCIAL INFORMATION
ITEM 1.     Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(in thousands, except per-share amounts)	Second Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	$698,509	$710,228	$1,399,455	$1,406,964
Cost of goods sold	477,555	491,773	942,478	972,144
Gross profit	220,954	218,455	456,977	434,820
Selling, general, and administrative expenses	45,428	42,840	88,406	87,205
Research, development, and testing expenses	32,374	28,663	65,550	59,863
Operating profit	143,152	146,952	303,021	287,752
Interest and financing expenses, net	10,735	15,910	21,435	31,564
Other income (expense), net	15,271	11,952	30,215	24,499
Income before income tax expense	147,688	142,994	311,801	280,687
Income tax expense	36,444	31,374	74,608	61,335
Net income	$111,244	$111,620	$237,193	$219,352
Earnings per share - basic and diluted	$11.84	$11.63	$25.11	$22.87
Cash dividends declared per share	$2.75	$2.50	$5.50	$5.00
See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(in thousands)	Second Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$111,244	$111,620	$237,193	$219,352
Other comprehensive income (loss):
Pension plans and other postretirement benefits:
Amortization of prior service cost (credit) included in net periodic benefit cost (income), net of income tax expense (benefit) of $(175) in the second quarter 2025, $(173) in the second quarter 2024, $(352) in the six months 2025, and $(347) in the six months 2024	(499)	(502)	(999)	(1,004)
Amortization of actuarial net loss (gain) included in net periodic benefit cost (income), net of income tax expense (benefit) of $(344) in the second quarter 2025, $(122) in the second quarter 2024, $(685) in the six months 2025, and $(244) in the six months 2024	(1,001)	(357)	(1,990)	(715)
Total pension plans and other postretirement benefits	(1,500)	(859)	(2,989)	(1,719)
Foreign currency translation adjustments, net of income tax expense (benefit) of $377 in the second quarter 2025, $(850) in the second quarter 2024, $873 in the six months 2025, and $(1,088) in the six months 2024	27,306	(4,364)	39,821	(11,307)
Other comprehensive income (loss)	25,806	(5,223)	36,832	(13,026)
Comprehensive income	$137,050	$106,397	$274,025	$206,326
See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share amounts)	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$70,257	$77,476
Trade and other accounts receivable, less allowance for credit losses	453,709	395,450
Inventories	494,849	505,426
Prepaid expenses and other current assets	49,001	51,203
Total current assets	1,067,816	1,029,555
Property, plant, and equipment, net	739,182	735,361
Intangibles (net of amortization) and goodwill	737,873	750,424
Prepaid pension cost	518,818	490,418
Operating lease right-of-use assets, net	76,247	71,253
Deferred charges and other assets	54,593	52,530
Total assets	$3,194,529	$3,129,541
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$260,486	$225,874
Accrued expenses	77,568	89,277
Dividends payable	21,460	22,037
Income taxes payable	18,647	15,798
Operating lease liabilities	17,170	15,337
Other current liabilities	6,741	6,155
Total current liabilities	402,072	374,478
Long-term debt	841,829	971,281
Operating lease liabilities-noncurrent	59,377	54,754
Other noncurrent liabilities	279,528	267,445
Total liabilities	1,582,806	1,667,958
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common stock and paid-in capital (with no par value; authorized shares - 80,000,000; issued and outstanding shares - 9,396,621 at June 30, 2025 and 9,524,789 at December 31, 2024)	515	0
Accumulated other comprehensive income	69,702	32,870
Retained earnings	1,541,506	1,428,713
Total shareholders’ equity	1,611,723	1,461,583
Total liabilities and shareholders’ equity	$3,194,529	$3,129,541
See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in thousands, except share and per-share amounts)	Common Stock and Paid-in Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at March 31, 2024	9,594,250	$1,406	$(28,874)	$1,179,756	$1,152,288
Net income				111,620	111,620
Other comprehensive income (loss)			(5,223)		(5,223)
Cash dividends ($2.50 per share)				(23,986)	(23,986)
Stock-based compensation	(140)	646		3	649
Balance at June 30, 2024	9,594,110	$2,052	$(34,097)	$1,267,393	$1,235,348

Balance at March 31, 2025	9,434,506	$0	$43,896	$1,475,600	$1,519,496
Net income				111,244	111,244
Other comprehensive income (loss)			25,806		25,806
Cash dividends ($2.75 per share)				(25,841)	(25,841)
Repurchases of common stock	(36,812)	(273)		(19,519)	(19,792)
Stock-based compensation	(1,073)	788		22	810
Balance at June 30, 2025	9,396,621	$515	$69,702	$1,541,506	$1,611,723

Balance at December 31, 2023	9,590,086	$2,130	$(21,071)	$1,096,002	$1,077,061
Net income				219,352	219,352
Other comprehensive income (loss)			(13,026)		(13,026)
Cash dividends ($5.00 per share)				(47,972)	(47,972)
Tax withholdings related to stock-based compensation	(1,816)	(1,118)		0	(1,118)
Stock-based compensation	5,840	1,040		11	1,051
Balance at June 30, 2024	9,594,110	$2,052	$(34,097)	$1,267,393	$1,235,348

Balance at December 31, 2024	9,524,789	$0	$32,870	$1,428,713	$1,461,583
Net income				237,193	237,193
Other comprehensive income (loss)			36,832		36,832
Cash dividends ($5.50 per share)				(51,898)	(51,898)
Repurchases of common stock	(133,658)	(761)		(71,522)	(72,283)
Tax withholdings related to stock-based compensation	(1,846)	0		(1,002)	(1,002)
Stock-based compensation	7,336	1,276		22	1,298
Balance at June 30, 2025	9,396,621	$515	$69,702	$1,541,506	$1,611,723

See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands)	Six Months Ended June 30,
	2025	2024
Cash and cash equivalents at beginning of year	$77,476	$111,936
Cash flows from operating activities:
Net income	237,193	219,352
Adjustments to reconcile net income to cash provided from operating activities:
Depreciation and amortization	57,270	55,130
Deferred income tax expense (benefit)	4,604	(7,461)
Working capital changes	(828)	(40,696)
Cash pension and postretirement contributions	(4,871)	(5,781)
Other, net	(11,978)	(2,741)
Cash provided from (used in) operating activities	281,390	217,803
Cash flows from investing activities:
Capital expenditures	(29,295)	(28,533)
Acquisition of business (net of $15,588 of cash acquired)	0	(681,479)
Cash provided from (used in) investing activities	(29,295)	(710,012)
Cash flows from financing activities:
Net (repayments) borrowings under revolving credit facility	(30,000)	279,000
(Payment) proceeds on term loan	(50,000)	250,000
Principal payment on 3.78% senior notes	(50,000)	0
Repurchases of common stock	(77,218)	0
Dividends paid	(51,898)	(47,972)
Debt issuance costs	0	(2,251)
Other, net	(5,092)	(8,294)
Cash provided from (used in) financing activities	(264,208)	470,483
Effect of foreign exchange on cash and cash equivalents	4,894	(2,578)
Decrease in cash and cash equivalents	(7,219)	(24,304)
Cash and cash equivalents at end of period	$70,257	$87,632
See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Financial Statement Presentation
In the opinion of management, the accompanying consolidated financial statements of NewMarket Corporation and its subsidiaries contain all necessary adjustments for the fair presentation of, in all material respects, our consolidated financial position as of June 30, 2025 and December 31, 2024, our consolidated results of operations, comprehensive income, and changes in shareholders' equity for the second quarter and six months ended June 30, 2025 and June 30, 2024, and our cash flows for the six months ended June 30, 2025 and June 30, 2024. All adjustments are of a normal, recurring nature, unless otherwise disclosed. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (SEC), but do not include all disclosures required by GAAP for complete annual consolidated financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the NewMarket Corporation Annual Report on Form 10-K for the year ended December 31, 2024 (2024 Annual Report), as filed with the SEC. The results of operations for the six-month period ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year ending December 31, 2025.
Unless the context otherwise indicates, all references to “we,” “us,” “our,” the “company,” and “NewMarket” are to NewMarket Corporation and its consolidated subsidiaries.
Supplier Finance Program
We offer our vendors a supplier finance program, which allows our vendors to receive payment from a third-party finance provider earlier than our normal payment terms would provide. NewMarket and its subsidiaries are not a party to any arrangement between our vendors and the finance provider, and there are no assets pledged as security or other forms of guarantees provided by NewMarket to the finance provider. For those vendors who opt to participate in the program, we pay the finance provider the full amount of the invoices on the normal due date. At both June 30, 2025 and December 31, 2024, the amount of confirmed invoices under the supplier finance program was not material.
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
The allocation of the purchase price of AMPAC to the tangible and intangible assets acquired and liabilities assumed was developed using estimates of fair value. Acquisition-related charges of $1 million consisted primarily of legal and professional fees and are included in selling, general, and administrative expenses in our Consolidated Statements of Income for the second quarter and six months ended June 30, 2024.
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
The following table presents the financial results in thousands for AMPAC from the date of acquisition through June 30, 2024 and for the second quarter ended June 30, 2024 (in thousands).

AMPAC	Second Quarter Ended June 30, 2024	January 16 to June 30, 2024
Net sales	$38,010	$55,057
Income (loss) before income taxes	4,923	(78)
The following table presents our estimated unaudited pro forma consolidated results for the second quarter and six months ended June 30, 2024, assuming the acquisition of AMPAC had occurred on January 1, 2023. The unaudited pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been realized if the acquisition had been completed at the beginning of 2023, nor is it indicative of expected results for any future period. In addition, no effect is given to any future synergistic benefits that could result from the integration of AMPAC into NewMarket.
Unaudited pro forma information for the second quarter and six months ended June 30, 2024 includes adjustments to depreciation and amortization based upon the fair value allocation of the purchase price to AMPAC's tangible and intangible assets acquired and liabilities assumed as though the acquisition had occurred on January 1, 2023, as well as adjustments for debt-related costs and management fees. The acquisition-related costs and the charge related to the fair value adjustment to acquisition-date inventory were recognized in actual results during the second quarter and six months ended June 30, 2024, but for the presentation below, these costs are excluded from 2024 unaudited pro forma income before income taxes since on a pro forma basis, they would have been incurred during 2023.

Pro Forma Supplemental Information (unaudited) (in thousands)

Consolidated	Second Quarter Ended June 30, 2024	Six Months Ended June 30, 2024
Net sales	$710,228	$1,412,064
Income before income taxes	144,971	284,975

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

The following table provides information on our net sales by geographic area. Information on net sales by segment is presented in Note 4.

	Second Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Net sales
United States	$269,147	$273,483	$540,023	$521,719
Europe, Middle East, Africa, India	212,895	202,351	414,571	411,290
Asia Pacific	131,488	149,003	278,924	305,102
Other foreign	84,979	85,391	165,937	168,853
Net sales	$698,509	$710,228	$1,399,455	$1,406,964
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
The table below reports net sales and operating profit by segment, as well as a reconciliation to income before income tax expense, for the second quarter and six months ended June 30, 2025 and June 30, 2024. No single customer accounted for 10% or more of our total net sales in any period presented.

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Second Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Net sales
Petroleum additives
Lubricant additives	$556,479	$575,194	$1,115,657	$1,147,109
Fuel additives	97,396	94,632	183,772	199,981
Total	653,875	669,826	1,299,429	1,347,090
Specialty materials	42,037	38,010	95,758	55,057
All other	2,597	2,392	4,268	4,817
Total net sales	$698,509	$710,228	$1,399,455	$1,406,964

Segment operating profit
Petroleum additives
Net sales	$653,875	$669,826	$1,299,429	$1,347,090
Cost of goods sold	(448,474)	(461,617)	(886,220)	(924,536)
Research, development, and testing expenses	(32,374)	(28,663)	(65,550)	(59,863)
Other segment items	(33,192)	(31,727)	(65,717)	(63,963)
Petroleum additives segment operating profit	139,835	147,819	281,942	298,728

Specialty materials
Net sales	42,037	38,010	95,758	55,057
Other segment items	(31,490)	(33,038)	(62,024)	(55,052)
Specialty materials segment operating profit	10,547	4,972	33,734	5

Total segment operating profit	150,382	152,791	315,676	298,733

All other	(1,171)	(1,374)	(1,652)	(1,455)
Corporate, general, and administrative expenses	(6,414)	(3,985)	(11,300)	(9,542)
Interest and financing expenses, net	(10,735)	(15,910)	(21,435)	(31,564)
Other income (expense), net	15,626	11,472	30,512	24,515
Income before income tax expense	$147,688	$142,994	$311,801	$280,687

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

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Second Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Additions to long-lived assets
Petroleum additives	$16,449	$17,644	$36,723	$38,948
Specialty materials	4,139	981	5,027	2,418
All other	0	0	0	2
Corporate	970	298	2,062	838
Total additions to long-lived assets	$21,558	$18,923	$43,812	$42,206
Depreciation and amortization
Petroleum additives	$18,700	$19,019	$37,679	$38,093
Specialty materials	8,864	9,381	17,722	15,020
All other	12	12	24	23
Corporate	916	911	1,845	1,994
Total depreciation and amortization	$28,492	$29,323	$57,270	$55,130
5.    Pension Plans and Other Postretirement Benefits
The table below shows cash contributions made during the six months ended June 30, 2025, as well as the remaining cash contributions we expect to make during the year ending December 31, 2025, for our domestic and foreign pension plans and domestic postretirement benefit plan.

(in thousands)	Actual Cash Contributions for Six Months Ended June 30, 2025	Expected Remaining Cash Contributions for Year Ending December 31, 2025
Domestic plans
Pension benefits	$1,663	$1,663
Postretirement benefits	816	816
Foreign plans
Pension benefits	2,392	2,841
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

	Domestic
	Pension Benefits		Postretirement Benefits
	Second Quarter Ended June 30,
(in thousands)	2025	2024	2025	2024
Service cost	$2,858	$3,062	$139	$134
Interest cost	6,201	5,927	413	418
Expected return on plan assets	(15,114)	(13,724)	(199)	(193)
Amortization of prior service cost (credit)	45	46	(757)	(757)
Amortization of actuarial net (gain) loss	(1,011)	(458)	(70)	(15)
Net periodic benefit cost (income)	$(7,021)	$(5,147)	$(474)	$(413)

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Domestic
	Pension Benefits		Postretirement Benefits
	Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Service cost	$5,715	$6,078	$278	$269
Interest cost	12,401	11,649	827	836
Expected return on plan assets	(30,228)	(27,265)	(398)	(385)
Amortization of prior service cost (credit)	90	93	(1,514)	(1,514)
Amortization of actuarial net (gain) loss	(2,023)	(915)	(140)	(31)
Net periodic benefit cost (income)	$(14,045)	$(10,360)	$(947)	$(825)

	Foreign
	Pension Benefits
	Second Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Service cost	$859	$1,075	$1,666	$2,162
Interest cost	1,728	1,608	3,359	3,226
Expected return on plan assets	(4,105)	(3,316)	(7,982)	(6,649)
Amortization of prior service cost (credit)	37	35	72	70
Amortization of actuarial net (gain) loss	(261)	(6)	(508)	(13)
Net periodic benefit cost (income)	$(1,742)	$(604)	$(3,393)	$(1,204)
6.    Earnings Per Share
We had 37,202 shares of nonvested restricted stock at June 30, 2025 and 34,538 shares of nonvested restricted stock at June 30, 2024 that were excluded from the calculation of diluted earnings per share, as their effect on earnings per share would be anti-dilutive. The nonvested restricted stock is considered a participating security since the restricted stock contains nonforfeitable rights to dividends. As such, we use the two-class method to compute basic and diluted earnings per share for all periods presented since this method yields the most dilutive result. The following table illustrates the earnings allocation method utilized in the calculation of basic and diluted earnings per share.

	Second Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per-share amounts)	2025	2024	2025	2024
Earnings per share numerator:
Net income attributable to common shareholders before allocation of earnings to participating securities	$111,244	$111,620	$237,193	$219,352
Earnings allocated to participating securities	(426)	(400)	(906)	(773)
Net income attributable to common shareholders after allocation of earnings to participating securities	$110,818	$111,220	$236,287	$218,579
Earnings per share denominator:
Weighted-average number of shares of common stock outstanding - basic and diluted	9,362	9,560	9,411	9,559
Earnings per share - basic and diluted	$11.84	$11.63	$25.11	$22.87

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7.        Inventories

(in thousands)	June 30, 2025	December 31, 2024
Finished goods and work-in-process	$381,956	$403,459
Raw materials	85,179	77,258
Stores, supplies, and other	27,714	24,709
	$494,849	$505,426
8.    Intangibles (Net of Amortization) and Goodwill
The net carrying amount of intangibles and goodwill was $738 million at June 30, 2025 and $750 million at December 31, 2024. The gross carrying amount and accumulated amortization of each type of intangible asset and goodwill are presented in the table below.

	June 30, 2025		December 31, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Formulas and technology	$60,000	$10,970	$60,000	$7,220
Customer bases	280,440	27,808	280,440	19,856
Trademarks and trade names	30,000	2,925	30,000	1,925
Water rights	29,392		29,392
Goodwill	379,744		379,593
	$779,576	$41,703	$779,425	$29,001
Of the total intangibles (net of amortization) and goodwill, $125 million is attributable to the petroleum additives segment and $613 million is attributable to the specialty materials segment. The change in the gross carrying amount between December 31, 2024 and June 30, 2025 is due to the foreign currency fluctuation on goodwill in the petroleum additives segment. See Note 2 for further information on the intangibles and goodwill obtained with the AMPAC acquisition. There is no accumulated goodwill impairment.
Amortization expense was (in thousands):

Second quarter ended June 30, 2025	$6,351
Six months ended June 30, 2025	12,702
Second quarter ended June 30, 2024	6,388
Six months ended June 30, 2024	11,760
Estimated amortization expense for the remainder of 2025, as well as estimated annual amortization expense related to our intangible assets for the next five years, is expected to be (in thousands):

2025	$12,702
2026	25,404
2027	25,404
2028	25,355
2029	25,214
2030	25,214
We amortize the formulas and technology over 8 years, the customer bases over 17.5 to 20 years, and the trademarks and trade names over 15 years.

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9.    Long-term Debt

(in thousands)	June 30, 2025	December 31, 2024
Senior notes - 2.70% due 2031 (net of related deferred financing costs)	$394,948	$394,506
Senior notes - 3.78% due 2029	200,000	250,000
Term loan (net of related deferred financing costs)	199,881	249,775
Revolving credit facility	47,000	77,000
	$841,829	$971,281
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
We were in compliance with all covenants under all issuances of senior notes as of June 30, 2025 and December 31, 2024.
Term Loan Credit Agreement - The term loan credit agreement is unsecured, has a borrowing capacity of $250 million, a term of two years, and matures on January 22, 2026. We borrowed the entire $250 million available under the term loan credit agreement and are required to repay the principal amount borrowed under the term loan in full at maturity. We may, in our sole discretion and subject to the conditions set forth in the term loan credit agreement, prepay amounts borrowed under the term loan, together with any accrued and unpaid interest, prior to maturity. Any amounts prepaid prior to maturity are not available for additional borrowings by NewMarket. We repaid $50 million on the term loan credit agreement during the second quarter of 2025.
We were in compliance with all covenants under the term loan credit agreement as of June 30, 2025 and December 31, 2024.
Revolving Credit Facility - The revolving credit facility has a borrowing capacity of $900 million, a term of five years, and matures on January 22, 2029. The obligations under the revolving credit facility are unsecured. The average interest rate for borrowings under the revolving credit agreement was 5.6% during the first six months of 2025 and 6.5% during the year ended December 31, 2024.
Outstanding borrowings under the revolving credit facility amounted to $47 million at June 30, 2025 and $77 million at December 31, 2024. Outstanding letters of credit amounted to approximately $4 million at both June 30, 2025 and December 31, 2024. The unused portion of the revolving credit facility amounted to $849 million at June 30, 2025 and $819 million at December 31, 2024.
We were in compliance with all covenants under the revolving credit facility as of June 30, 2025 and December 31, 2024.
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

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Environmental
We are involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination, disposal of hazardous waste, and other environmental matters at several of our current or former facilities, or at third-party sites where we have been designated as a potentially responsible party. While we believe we are currently adequately accrued for known environmental issues, it is possible that unexpected future costs could have a significant impact on our consolidated financial position, results of operations, and cash flows. Our total accruals for environmental remediation, dismantling, and decontamination were approximately $11 million at both June 30, 2025 and December 31, 2024. Of the total accrual, the current portion is included in accrued expenses and the noncurrent portion is included in other noncurrent liabilities on the Condensed Consolidated Balance Sheets.
Our more significant environmental sites include a former plant site in Baton Rouge, Louisiana and a Houston, Texas plant site. Together, the amounts accrued on a discounted basis related to these sites represented approximately $8 million of the total accrual above at June 30, 2025 and $9 million at December 31, 2024, using discount rates ranging from 3% to 9% for both periods. The aggregate undiscounted amount for these sites was $10 million at June 30, 2025 and $11 million at December 31, 2024.
Leases
At June 30, 2025, we had commitments of approximately $4 million for finance leases that have not yet commenced.
11.    Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)
The balances of, and changes in, the components of accumulated other comprehensive income (loss), net of tax, consist of the following:

(in thousands)	Pension Plans and Other Postretirement Benefits	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2023	$79,966	$(101,037)	$(21,071)
Other comprehensive income (loss) before reclassifications	0	(11,307)	(11,307)
Amounts reclassified from accumulated other comprehensive loss (a)	(1,719)	0	(1,719)
Other comprehensive income (loss)	(1,719)	(11,307)	(13,026)
Balance at June 30, 2024	$78,247	$(112,344)	$(34,097)

Balance at December 31, 2024	$151,958	$(119,088)	$32,870
Other comprehensive income (loss) before reclassifications	0	39,821	39,821
Amounts reclassified from accumulated other comprehensive loss (a)	(2,989)	0	(2,989)
Other comprehensive income (loss)	(2,989)	39,821	36,832
Balance at June 30, 2025	$148,969	$(79,267)	$69,702
(a) The pension plan and other postretirement benefit components of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (income). See Note 5 in this Quarterly Report on Form 10-Q and Note 18 in our 2024 Annual Report for further information.
12.    Fair Value Measurements
The carrying amount of cash and cash equivalents in the Condensed Consolidated Balance Sheets, as well as the fair value, was $70 million at June 30, 2025 and $77 million at December 31, 2024. The fair value is classified as Level 1 in the fair value hierarchy.
No material events occurred during the six months ended June 30, 2025 requiring adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Long-term debt – We record the carrying amount of our long-term debt at historical cost, less deferred financing costs related to our outstanding senior notes and term loan. The estimated fair value of our long-term debt is shown in the table below and is based primarily on estimated current rates available to us for debt of the same remaining duration and adjusted for nonperformance risk and credit risk. The estimated fair value of our publicly traded outstanding senior notes included in the table below is based on the last quoted price closest to June 30, 2025. The fair value of our debt instruments is classified as Level 2 in the fair value hierarchy.

	June 30, 2025		December 31, 2024
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$841,829	$796,906	$971,281	$906,925

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

Overview
When comparing the results of the petroleum additives segment for the first six months of 2025 with the first six months of 2024, net sales declined 3.5%, resulting primarily from lower product shipments, which were partially offset by favorable product mix. Petroleum additives operating profit decreased 5.6% when comparing the 2025 and 2024 six months periods, primarily reflecting lower product shipments and higher operating costs, which were partially offset by lower raw material costs and favorable product mix. Operating profit was also unfavorably impacted for the six months comparisons due to higher technology investments for research, development and testing during the 2025 period as compared to the 2024 period.
The specialty materials segment reported both higher net sales and higher operating profit for the first six months of 2025 as compared to the same period in 2024, resulting primarily from higher product volumes. Specialty materials sales and operating profit for the first six months of 2024 reflect financial results since the acquisition of AMPAC on January 16, 2024.
We continue to monitor the uncertain macroeconomic environment in which we operate, particularly the changes in international trade relations and tariffs, and assess the potential impacts to our operations. These impacts could include supply chain disruptions, lower customer demand, and higher inflation. Investing in technology to meet customer needs, enhancing our operational efficiency, and improving our portfolio profitability will remain priorities throughout 2025.
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

Results of Operations
Net Sales
Consolidated net sales for the second quarter of 2025 totaled $698.5 million, representing a decrease of $11.7 million, or 1.7%, from the second quarter of 2024. Consolidated net sales for the first six months of 2025 totaled $1.4 billion, representing a slight decrease of $7.5 million, or 0.5%, from the first six months of 2024. The following table shows net sales by segment and product line. The net sales for the six months 2024 period in the table below for the specialty materials segment include sales since the acquisition of AMPAC on January 16, 2024.

	Second Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Petroleum additives
Lubricant additives	$556.5	$575.2	$1,115.6	$1,147.1
Fuel additives	97.4	94.6	183.8	200.0
Total	653.9	669.8	1,299.4	1,347.1
Specialty materials	42.0	38.0	95.8	55.1
All other	2.6	2.4	4.3	4.8
Net sales	$698.5	$710.2	$1,399.5	$1,407.0
Petroleum Additives Segment
The regions in which we operate include North America, Latin America, Asia Pacific, and EMEAI. While there is some fluctuation, the percentage of net sales generated by region remained fairly consistent when comparing the first six months of 2025 with both the same period in 2024, as well as with the full year of 2024.
Petroleum additives net sales for the second quarter of 2025 were $653.9 million compared to $669.8 million for the second quarter of 2024, a decrease of 2.4%. Decreases in Asia Pacific of 11.9% and North America of 3.5% were partially offset by increases of 4.5% in EMEAI and 2.5% in Latin America.
Petroleum additives net sales for the first six months of 2025 were $1.3 billion, a decrease of $47.7 million, or 3.5%, compared to the first six months of 2024. Asia Pacific decreased 10.2%, North America decreased 2.9%, EMEAI decreased 0.8%, and Latin America increased 0.8%.
The following table details the approximate components of the changes in petroleum additives net sales between the second quarter and first six months of 2025 and 2024.

(in millions)	Second Quarter	Six Months
Period ended June 30, 2024	$669.8	$1,347.1
Lubricant additives shipments	(21.0)	(40.3)
Fuel additives shipments	1.4	(19.9)
Selling prices, including product mix	1.2	15.5
Foreign currency impact, net	2.5	(3.0)
Period ended June 30, 2025	$653.9	$1,299.4
When comparing the second quarters of 2025 and 2024, lower lubricant additives shipments drove the decrease in petroleum additives net sales. When comparing the first six months of 2025 and 2024, the decrease in petroleum additives net sales was due to lower product shipments, along with an unfavorable foreign currency impact. Partially offsetting these factors for the six months comparison was an increase to net sales driven by favorable product mix.
The primary foreign currencies in which we transact include the Euro, Pound Sterling, Japanese Yen, Chinese Renminbi, and Indian Rupee. Comparing the second quarters of 2025 and 2024, the United States Dollar strengthened against the Rupee and Renminbi and weakened against the Euro, Yen, and Pound Sterling, resulting in the small favorable impact to net sales in the table above. For the six months comparison, the United States Dollar strengthened against all of the major currencies in which we transact, except the Yen and Pound Sterling, resulting in the unfavorable impact to net sales for the six months comparison.

On a worldwide basis, the volume of product shipments for petroleum additives decreased 2.5% when comparing the second quarter periods and 4.9% when comparing the six months periods.
For the second quarter comparison, the decrease was in lubricant additives shipments, which was partially offset by a small increase in fuel additives shipments. Both the Asia Pacific and North America regions experienced decreases in lubricant additives shipments, while the EMEAI and Latin America regions reported small increases in lubricant additives shipments. For the fuel additives second quarter comparison, both the Asia Pacific and Latin America regions reported increases in product shipments, which were partially offset by decreases in the EMEAI and North America regions.
For the six months comparison, lubricant additives product shipments were lower in the Asia Pacific and North America regions, which were partially offset by increases in the EMEAI and Latin American regions. For the fuel additives six months comparison, both the EMEAI and North America regions reported decreases in product shipments, which were partially offset by increases in the Asia Pacific and Latin America regions.
Specialty Materials Segment
Total net sales for the specialty materials segment were $42.0 million for the second quarter of 2025 and $38.0 for the second quarter of 2024. For the six months comparison, net sales were $95.8 million for 2025 and $55.1 million for the period that we owned AMPAC during 2024. The increase in net sales for the second quarter and six months comparisons was primarily the result of higher product volumes.
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
The following table reports segment operating profit for the second quarter and six months ended June 30, 2025 and June 30, 2024. The amount reported for specialty materials for the six months ended June 30, 2024 is for the period from January 16, 2024 to June 30, 2024. A reconciliation of segment operating profit to income before income tax expense is in Note 4.

	Second Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Petroleum additives	$139.8	$147.8	$281.9	$298.7
Specialty materials	$10.5	$5.0	$33.7	$0.0
All other	$(1.2)	$(1.4)	$(1.7)	$(1.5)

Petroleum Additives Segment
Petroleum additives segment gross profit decreased $2.8 million and operating profit decreased $8.0 million when comparing the second quarter of 2025 to the second quarter of 2024. For the first six months of 2025 compared to the first six months of 2024, petroleum additives segment gross profit decreased $9.3 million and operating profit decreased $16.8 million.
The decrease in both gross profit and operating profit for both the second quarter and six months comparisons included the unfavorable impacts of lower product shipments and higher operating costs, which were partially offset by favorable product mix and lower raw material costs. Operating profit was also unfavorably impacted by higher technology investments for research, development and testing during both the 2025 second quarter and six months periods than during the same 2024 periods.
The following table presents petroleum additives cost of goods sold as a percentage of net sales and the operating profit margin.

	Second Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of goods sold as a percentage of net sales	68.6%	68.9%	68.2%	68.6%
Operating profit margin	21.4%	22.1%	21.7%	22.2%
For the rolling four quarters ended June 30, 2025, the operating profit margin for petroleum additives was 22.2%, which is within our historical range of operating profit margin. While operating margins will fluctuate from quarter to quarter due to multiple factors, we believe the fundamentals of our business and industry as a whole are unchanged.
Petroleum additives selling, general, and administrative (SG&A) expenses for the second quarter of 2025 were $1.5 million higher than the second quarter of 2024 and $1.8 million higher for the first six months of 2025 than the first six months of 2024. SG&A expenses as a percentage of net sales were 5.1% for the second quarter of 2025, 4.7% for the second quarter of 2024, 5.1% for the first six months of 2025, and 4.7% for the first six months of 2024. Our SG&A costs are primarily personnel-related and include salaries, benefits, and other costs associated with our workforce, including travel-related expenses. While personnel-related costs fluctuate from period to period, there were no significant changes in the drivers of these costs when comparing the periods.
Our investment in petroleum additives research, development, and testing (R&D) increased $3.7 million when comparing the second quarters of 2025 and 2024 and $5.7 million when comparing the first six months periods of 2025 and 2024. As a percentage of net sales, our R&D investment was 5.0% for the second quarter of 2025, 4.3% for the second quarter of 2024, 5.0% for the first six months of 2025, and 4.4% for the first six months of 2024. Our R&D investments reflect our efforts to support the development of solutions that meet our customers' needs, meet new and evolving standards, and support our expansion into new product areas. Our approach to R&D investments, as it is with SG&A costs, is one of purposeful spending on programs to support our current product base and to ensure that we develop products to support our customers' programs in the future. R&D investments include personnel-related costs, as well as costs for internal and external testing of our products.
Specialty Materials Segment
The specialty materials segment reported operating profit of $10.5 million for the second quarter of 2025 as compared to $5.0 million for the second quarter of 2024. For the first six months of 2025, operating profit was $33.7 million as compared to operating profit of $5 thousand for the period from the AMPAC acquisition date of January 16, 2024 to June 30, 2024. The increase in specialty materials operating profit was primarily the result of higher product volumes.
The specialty materials results for the 2024 periods include the sale of AMPAC finished goods inventory that we acquired at closing. The acquired inventory was recorded at fair value on the acquisition date and sold during 2024, generating no margin.
We may experience substantial variation in quarterly results for the specialty materials segment on an ongoing basis due to the nature of its business.

The following discussion references certain captions on the Consolidated Statements of Income.

Interest and Financing Expenses, Net
Interest and financing expenses were $10.7 million for the second quarter of 2025, $15.9 million for the second quarter of 2024, $21.4 million for the first six months of 2025, and $31.6 million for the first six months of 2024.
The decrease for both the second quarter and six months comparisons resulted primarily from lower average debt outstanding, along with a lower average interest rate.

Other Income (Expense), Net
Other income (expense), net was income of $15.3 million for the second quarter of 2025, $12.0 million for the second quarter of 2024, $30.2 million for the first six months of 2025, and $24.5 million for the first six months of 2024. The amounts for both the 2025 and 2024 second quarter and six months periods primarily reflect the components of net periodic benefit cost (income), except for service cost, from defined benefit pension and postretirement plans. See Note 5 for further information on total periodic benefit cost (income).

Income Tax Expense
Income tax expense was $36.4 million for the second quarter of 2025 and $31.4 million for the second quarter of 2024. The effective tax rate was 24.7% for the second quarter of 2025 and 21.9% for the second quarter of 2024. Income tax expense increased $4.0 million due to the higher effective tax rate and $1.0 million due to higher income before income tax expense.
Income tax expense was $74.6 million for the first six months of 2025 and $61.3 million for the first six months of 2024. The effective tax rate was 23.9% for the first six months of 2025 and 21.9% for the first six months of 2024. Income tax expense increased $6.8 million due to higher income before income tax expense and $6.5 million due to the higher effective tax rate.
The increase in the tax rate for both periods was primarily driven by income from our foreign operations.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing the impact of the OBBBA on our consolidated financial statements.

Cash Flows, Financial Condition, and Liquidity
Cash and cash equivalents at June 30, 2025 were $70.3 million, a decrease of $7.2 million since December 31, 2024.
Cash and cash equivalents held by our foreign subsidiaries amounted to $66.3 million at June 30, 2025 and $71.3 million at December 31, 2024. Periodically, we repatriate cash from our foreign subsidiaries to the United States through intercompany dividends and loans. We do not anticipate significant tax consequences from future distributions of foreign earnings.
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
Cash Flows – Operating Activities
Cash provided from operating activities for the first six months of 2025 was $281.4 million, including $0.8 million of higher working capital requirements. The $0.8 million excluded an unfavorable foreign currency impact to the components of working capital on the balance sheet.
When comparing the June 30, 2025 balances with those at December 31, 2024, the most significant changes in working capital included increases in trade and other accounts receivable and accounts payable. The increase in trade and other accounts receivable primarily reflects higher sales during the second quarter of 2025 compared to the fourth quarter of 2024. The increase in accounts payable is primarily the result of increased purchases during the second quarter of 2025 and normal invoice payment timing.
Including cash and cash equivalents, as well as the impact of changes in foreign currency exchange rates on the balance sheet, we had total working capital of $665.7 million at June 30, 2025 and $655.1 million at December 31, 2024. The current ratio was 2.66 at June 30, 2025 and 2.75 at December 31, 2024.
Cash Flows – Investing Activities
Cash used in investing activities totaled $29.3 million during the first six months of 2025, comprised of capital expenditures. We expect that our total capital spending during 2025 will be in the $70 million to $100 million range and will include improvements to our manufacturing and R&D infrastructure around the world.
Included in the expected capital expenditures for 2025 is a capital investment of up to $100 million to expand AMPAC's ammonium perchlorate production capabilities in support of growing solid rocket motor demand. This investment will include the construction of an additional production line, increasing capacity by more than 50%. The increased capacity will allow AMPAC to meet the demand of U.S. military and space launch programs, while also addressing the needs of U.S. allies in these critical areas. The project is currently scheduled to be completed during 2026.
We expect to continue to finance capital spending through cash on hand and cash provided from operations, together with borrowing available under our revolving credit facility.

Cash Flows – Financing Activities
Cash used in financing activities during the first six months of 2025 amounted to $264.2 million. These cash flows included repurchases of our common stock of $77.2 million, cash dividends of $51.9 million, principal payments of $50.0 million each on the 3.78% senior notes and term loan, and net repayments of $30 million on the revolving credit facility.
Debt
Our long-term debt was $841.8 million at June 30, 2025 compared to $971.3 million at December 31, 2024.
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
The revolving credit facility contains financial covenants that require NewMarket to maintain a consolidated Leverage Ratio (as defined in the agreement) of no more than 3.75 to 1.00, except during an Increased Leverage Period (as defined in the agreement) at the end of each quarter. At June 30, 2025, the Leverage Ratio was 1.13 under the revolving credit facility.
At June 30, 2025, we were in compliance with all covenants under the 3.78% senior notes, 2.70% senior notes, term loan, and revolving credit facility.
As a percentage of total capitalization (total long-term debt and shareholders’ equity), our total long-term debt decreased from 39.9% at December 31, 2024 to 34.3% at June 30, 2025. The change resulted from the increase in shareholders' equity along with a net decrease in outstanding long-term debt. The increase in shareholders’ equity primarily reflects our earnings and favorable impact from foreign currency translation adjustments, partially offset by repurchases of shares of our common stock and dividend payments. Generally, we repay any outstanding long-term debt with cash from operations or refinancing activities.

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

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk
At June 30, 2025, there were no material changes in our market risk from the information provided in the 2024 Annual Report.

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
There has been no change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, which occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The following table outlines the purchases during the second quarter of 2025 under the authorization.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30	36,812	$537.66	36,812	$428,206,333
May 1 to May 31	0	0.00	0	428,206,333
June 1 to June 30	0	0.00	0	428,206,333
Total	36,812	$537.66	36,812	$428,206,333

ITEM 5.    Other Information
During the quarter ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of NewMarket Corporation adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) or Regulation S-K.

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

NEWMARKET CORPORATION
(Registrant)

Date: July 31, 2025	By: /s/ Timothy K. Fitzgerald
Timothy K. Fitzgerald
Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: July 31, 2025	By: /s/ Ann P. Pietrantoni
Ann P. Pietrantoni
Controller
(Principal Accounting Officer)