Form 10-Q
period 2025-09-30
NEWMARKET CORP
filed 2025-10-31
CIK 1282637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Yes  ☐ No  ☒
Number of shares of common stock, with no par value, outstanding as of September 30, 2025: 9,397,122

NEWMARKET CORPORATION

INDEX

PART I.    FINANCIAL INFORMATION
ITEM 1.     Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(in thousands, except per-share amounts)	Third Quarter Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	$690,311	$724,947	$2,089,766	$2,131,911
Cost of goods sold	480,667	481,107	1,423,145	1,453,251
Gross profit	209,644	243,840	666,621	678,660
Selling, general, and administrative expenses	43,944	42,124	132,350	129,329
Research, development, and testing expenses	35,024	32,193	100,574	92,056
Operating profit	130,676	169,523	433,697	457,275
Interest and financing expenses, net	8,374	14,157	29,809	45,721
Other income (expense), net	13,307	13,805	43,522	38,304
Income before income tax expense	135,609	169,171	447,410	449,858
Income tax expense	35,340	36,849	109,948	98,184
Net income	$100,269	$132,322	$337,462	$351,674
Earnings per share - basic and diluted	$10.67	$13.79	$35.78	$36.66
Cash dividends declared per share	$2.75	$2.50	$8.25	$7.50
See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(in thousands)	Third Quarter Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$100,269	$132,322	$337,462	$351,674
Other comprehensive income (loss):
Pension plans and other postretirement benefits:
Prior service credit (cost) arising during the period, net of income tax expense (benefit) of $(8) in the third quarter 2025, $0 in the third quarter 2024, $(8) in the nine months 2025, and $0 in nine months 2024	(24)	0	(24)	0
Amortization of prior service cost (credit) included in net periodic benefit cost (income), net of income tax expense (benefit) of $(175) in the third quarter 2025, $(173) in the third quarter 2024, $(527) in the nine months 2025, and $(520) in the nine months 2024	(495)	(501)	(1,494)	(1,505)
Actuarial net gain (loss) arising during the period, net of income tax expense (benefit) of $323 in the third quarter 2025, $(552) in the third quarter 2024, $323 in nine months 2025, and $(552) in nine months 2024	923	(1,600)	923	(1,600)
Amortization of actuarial net loss (gain) included in net periodic benefit cost (income), net of income tax expense (benefit) of $(363) in the third quarter 2025, $(114) in the third quarter 2024, $(1,048) in the nine months 2025, and $(358) in the nine months 2024	(1,053)	(331)	(3,043)	(1,046)
Total pension plans and other postretirement benefits	(649)	(2,432)	(3,638)	(4,151)
Foreign currency translation adjustments, net of income tax expense (benefit) of $224 in the third quarter 2025, $137 in the third quarter 2024, $1,097 in the nine months 2025, and $(951) in the nine months 2024	3,789	21,885	43,610	10,578
Other comprehensive income (loss)	3,140	19,453	39,972	6,427
Comprehensive income	$103,409	$151,775	$377,434	$358,101
See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share amounts)	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$102,455	$77,476
Trade and other accounts receivable, less allowance for credit losses	438,789	395,450
Inventories	512,168	505,426
Prepaid expenses and other current assets	47,731	51,203
Total current assets	1,101,143	1,029,555
Property, plant, and equipment, net	739,742	735,361
Intangibles (net of amortization) and goodwill	731,463	750,424
Prepaid pension cost	527,147	490,418
Operating lease right-of-use assets, net	78,868	71,253
Deferred charges and other assets	55,827	52,530
Total assets	$3,234,190	$3,129,541
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$265,778	$225,874
Accrued expenses	83,228	89,277
Dividends payable	21,573	22,037
Income taxes payable	18,529	15,798
Operating lease liabilities	16,908	15,337
Other current liabilities	4,471	6,155
Total current liabilities	410,487	374,478
Long-term debt	783,104	971,281
Operating lease liabilities - noncurrent	61,928	54,754
Other noncurrent liabilities	288,275	267,445
Total liabilities	1,543,794	1,667,958
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common stock and paid-in capital (with no par value; authorized shares - 80,000,000; issued and outstanding shares - 9,397,122 at September 30, 2025 and 9,524,789 at December 31, 2024)	1,614	0
Accumulated other comprehensive income	72,842	32,870
Retained earnings	1,615,940	1,428,713
Total shareholders’ equity	1,690,396	1,461,583
Total liabilities and shareholders’ equity	$3,234,190	$3,129,541
See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in thousands, except share and per-share amounts)	Common Stock and Paid-in Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at June 30, 2024	9,594,110	$2,052	$(34,097)	$1,267,393	$1,235,348
Net income				132,322	132,322
Other comprehensive income (loss)			19,453		19,453
Cash dividends ($2.50 per share)				(23,987)	(23,987)
Stock-based compensation	901	1,149		1	1,150
Balance at September 30, 2024	9,595,011	$3,201	$(14,644)	$1,375,729	$1,364,286

Balance at June 30, 2025	9,396,621	$515	$69,702	$1,541,506	$1,611,723
Net income				100,269	100,269
Other comprehensive income (loss)			3,140		3,140
Cash dividends ($2.75 per share)				(25,841)	(25,841)
Repurchases of common stock	0	(180)			(180)
Stock-based compensation	501	1,279		6	1,285
Balance at September 30, 2025	9,397,122	$1,614	$72,842	$1,615,940	$1,690,396

Balance at December 31, 2023	9,590,086	$2,130	$(21,071)	$1,096,002	$1,077,061
Net income				351,674	351,674
Other comprehensive income (loss)			6,427		6,427
Cash dividends ($7.50 per share)				(71,959)	(71,959)
Tax withholdings related to stock-based compensation	(1,816)	(1,118)			(1,118)
Stock-based compensation	6,741	2,189		12	2,201
Balance at September 30, 2024	9,595,011	$3,201	$(14,644)	$1,375,729	$1,364,286

Balance at December 31, 2024	9,524,789	0	$32,870	$1,428,713	$1,461,583
Net income				337,462	337,462
Other comprehensive income (loss)			39,972		39,972
Cash dividends ($8.25 per share)				(77,739)	(77,739)
Repurchases of common stock	(133,658)	(941)		(71,522)	(72,463)
Tax withholdings related to stock-based compensation	(1,846)	0		(1,002)	(1,002)
Stock-based compensation	7,837	2,555		28	2,583
Balance at September 30, 2025	9,397,122	$1,614	$72,842	$1,615,940	$1,690,396

See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands)	Nine Months Ended September 30,
	2025	2024
Cash and cash equivalents at beginning of year	$77,476	$111,936
Cash flows from operating activities:
Net income	337,462	351,674
Adjustments to reconcile net income to cash provided from operating activities:
Depreciation and amortization	90,371	84,894
Deferred income tax expense (benefit)	12,198	(10,468)
Working capital changes	4,517	(81,866)
Cash pension and postretirement contributions	(7,189)	(8,940)
Other, net	(13,560)	(939)
Cash provided from (used in) operating activities	423,799	334,355
Cash flows from investing activities:
Capital expenditures	(49,639)	(42,700)
Acquisition of business (net of $15,588 of cash acquired)	0	(681,479)
Cash provided from (used in) investing activities	(49,639)	(724,179)
Cash flows from financing activities:
Net borrowings under revolving credit facility	11,000	191,000
(Payment) proceeds on term loan	(150,000)	250,000
Principal payment on 3.78% senior notes	(50,000)	0
Repurchases of common stock	(77,218)	0
Dividends paid	(77,739)	(71,959)
Debt issuance costs	0	(2,251)
Other, net	(6,150)	(9,758)
Cash provided from (used in) financing activities	(350,107)	357,032
Effect of foreign exchange on cash and cash equivalents	926	1,166
Increase (decrease) in cash and cash equivalents	24,979	(31,626)
Cash and cash equivalents at end of period	$102,455	$80,310
See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Financial Statement Presentation
In the opinion of management, the accompanying consolidated financial statements of NewMarket Corporation and its subsidiaries contain all necessary adjustments for the fair presentation of, in all material respects, our consolidated financial position as of September 30, 2025 and December 31, 2024, our consolidated results of operations, comprehensive income, and changes in shareholders' equity for the third quarter and nine months ended September 30, 2025 and September 30, 2024, and our cash flows for the nine months ended September 30, 2025 and September 30, 2024. All adjustments are of a normal, recurring nature, unless otherwise disclosed. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (SEC), but do not include all disclosures required by GAAP for complete annual consolidated financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the NewMarket Corporation Annual Report on Form 10-K for the year ended December 31, 2024 (2024 Annual Report), as filed with the SEC. The results of operations for the nine-month period ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year ending December 31, 2025.
Unless the context otherwise indicates, all references to “we,” “us,” “our,” the “company,” and “NewMarket” are to NewMarket Corporation and its consolidated subsidiaries.
Supplier Finance Program
We offer our vendors a supplier finance program, which allows our vendors to receive payment from a third-party finance provider earlier than our normal payment terms would provide. NewMarket and its subsidiaries are not a party to any arrangement between our vendors and the finance provider, and there are no assets pledged as security or other forms of guarantees provided by NewMarket to the finance provider. For those vendors who opt to participate in the program, we pay the finance provider the full amount of the invoices on the normal due date. At both September 30, 2025 and December 31, 2024, the amount of confirmed invoices under the supplier finance program was not material.
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
The allocation of the purchase price of AMPAC to the tangible and intangible assets acquired and liabilities assumed was developed using estimates of fair value. Acquisition-related charges of $1 million consisted primarily of legal and professional fees and are included in selling, general, and administrative expenses in our Consolidated Statements of Income for the third quarter and nine months ended September 30, 2024.
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
The following table presents the financial results in thousands for AMPAC from the date of acquisition through September 30, 2024 and for the third quarter ended September 30, 2024 (in thousands).

AMPAC	Third Quarter Ended September 30, 2024	January 16 to September 30, 2024
Net sales	$59,094	$114,151
Income before income taxes	16,274	16,196
The following table presents our estimated unaudited pro forma consolidated results for the third quarter and nine months ended September 30, 2024, assuming the acquisition of AMPAC had occurred on January 1, 2023. The unaudited pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been realized if the acquisition had been completed at the beginning of 2023, nor is it indicative of expected results for any future period. In addition, no effect is given to any future synergistic benefits that could result from the integration of AMPAC into NewMarket.
Unaudited pro forma information for the third quarter and nine months ended September 30, 2024 includes adjustments to depreciation and amortization based upon the fair value allocation of the purchase price to AMPAC's tangible and intangible assets acquired and liabilities assumed as though the acquisition had occurred on January 1, 2023, as well as adjustments for debt-related costs and management fees. The acquisition-related costs and the charge related to the fair value adjustment to acquisition-date inventory were recognized in actual results during the third quarter and nine months ended September 30, 2024, but for the presentation below, these costs are excluded from 2024 unaudited pro forma income before income taxes since on a pro forma basis, they would have been incurred during 2023.

Pro Forma Supplemental Information (in thousands)
Consolidated	Third Quarter Ended September 30, 2024	Nine Months Ended September 30, 2024
Net sales	$724,947	$2,137,011
Income before income taxes	172,013	456,988

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
Additionally, we have revenue from the manufacture and sale of critical specialty materials products used primarily in solid rocket motors for space launch and military defense applications. The sale of specialty materials products is predominantly to customers located in the United States. Our specialty materials customers are primarily contractors or subcontractors of the U.S. government. Specialty materials contracts generally include one performance obligation, which is typically satisfied at a point in time when the products are shipped from the plant site.
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

The following table provides information on our net sales by geographic area. Information on net sales by segment is presented in Note 4.

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Net sales
United States	$273,333	$305,382	$813,356	$827,101
Europe, Middle East, Africa, India	211,017	201,538	625,588	612,828
Asia Pacific	127,412	136,691	406,336	441,793
Other foreign	78,549	81,336	244,486	250,189
Net sales	$690,311	$724,947	$2,089,766	$2,131,911
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

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The table below reports net sales and operating profit by segment, as well as a reconciliation to income before income tax expense, for the third quarter and nine months ended September 30, 2025 and September 30, 2024. No single customer accounted for 10% or more of our total net sales in any period presented.

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Net sales
Petroleum additives
Lubricant additives	$550,447	$568,450	$1,666,104	$1,715,559
Fuel additives	98,638	94,564	282,410	294,545
Total	649,085	663,014	1,948,514	2,010,104
Specialty materials	38,178	59,094	133,936	114,151
All other	3,048	2,839	7,316	7,656
Total net sales	$690,311	$724,947	$2,089,766	$2,131,911

Segment operating profit
Petroleum additives
Net sales	$649,085	$663,014	$1,948,514	$2,010,104
Cost of goods sold	(449,666)	(441,669)	(1,335,886)	(1,366,205)
Research, development, and testing expenses	(35,024)	(32,215)	(100,574)	(92,078)
Other segment items	(33,088)	(31,662)	(98,805)	(95,625)
Petroleum additives segment operating profit	131,307	157,468	413,249	456,196

Specialty materials
Net sales	38,178	59,094	133,936	114,151
Other segment items	(32,193)	(43,132)	(94,217)	(98,184)
Specialty materials segment operating profit	5,985	15,962	39,719	15,967

Total segment operating profit	137,292	173,430	452,968	472,163

All other	(576)	(93)	(2,228)	(1,548)
Corporate, general, and administrative expenses	(5,692)	(3,953)	(16,992)	(13,495)
Interest and financing expenses, net	(8,374)	(14,157)	(29,809)	(45,721)
Other income (expense), net	12,959	13,944	43,471	38,459
Income before income tax expense	$135,609	$169,171	$447,410	$449,858

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

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Additions to long-lived assets
Petroleum additives	$20,080	$16,513	$56,803	$55,461
Specialty materials	8,654	607	13,681	3,025
All other	0	0	0	2
Corporate	1,413	188	3,475	1,026
Total additions to long-lived assets	$30,147	$17,308	$73,959	$59,514
Depreciation and amortization
Petroleum additives	$23,267	$19,446	$60,946	$57,539
Specialty materials	8,885	9,392	26,607	24,412
All other	13	13	37	36
Corporate	936	913	2,781	2,907
Total depreciation and amortization	$33,101	$29,764	$90,371	$84,894
5.    Pension Plans and Other Postretirement Benefits
The table below shows cash contributions made during the nine months ended September 30, 2025, as well as the remaining cash contributions we expect to make during the year ending December 31, 2025, for our domestic and foreign pension plans and domestic postretirement benefit plan.

(in thousands)	Actual Cash Contributions for Nine Months Ended September 30, 2025	Expected Remaining Cash Contributions for Year Ending December 31, 2025
Domestic plans
Pension benefits	$2,504	$835
Postretirement benefits	1,066	355
Foreign plans
Pension benefits	3,619	1,589
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

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Domestic
	Pension Benefits		Postretirement Benefits
	Third Quarter Ended September 30,
(in thousands)	2025	2024	2025	2024
Service cost	$2,770	$3,177	$144	$216
Interest cost	6,196	5,997	371	372
Expected return on plan assets	(15,122)	(14,030)	(202)	(191)
Amortization of prior service cost (credit)	50	47	(757)	(757)
Amortization of actuarial net (gain) loss	(1,021)	(367)	(126)	(71)
Net periodic benefit cost (income)	$(7,127)	$(5,176)	$(570)	$(431)

	Domestic
	Pension Benefits		Postretirement Benefits
	Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Service cost	$8,485	$9,255	$422	$485
Interest cost	18,597	17,646	1,198	1,208
Expected return on plan assets	(45,350)	(41,295)	(600)	(576)
Amortization of prior service cost (credit)	140	140	(2,271)	(2,271)
Amortization of actuarial net (gain) loss	(3,044)	(1,282)	(266)	(102)
Net periodic benefit cost (income)	$(21,172)	$(15,536)	$(1,517)	$(1,256)

	Foreign
	Pension Benefits
	Third Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Service cost	$884	$1,084	$2,550	$3,246
Interest cost	1,765	1,625	5,124	4,851
Expected return on plan assets	(4,177)	(3,371)	(12,159)	(10,020)
Amortization of prior service cost (credit)	36	35	108	105
Amortization of actuarial net (gain) loss	(266)	(5)	(774)	(18)
Net periodic benefit cost (income)	$(1,758)	$(632)	$(5,151)	$(1,836)
6.    Earnings Per Share
We had 36,983 shares of nonvested restricted stock at September 30, 2025 and 34,474 shares of nonvested restricted stock at September 30, 2024 that were excluded from the calculation of diluted earnings per share, as their effect on earnings per share would be anti-dilutive. The nonvested restricted stock is considered a participating security since the restricted stock contains nonforfeitable rights to dividends. As such, we use the two-class method to compute basic and diluted earnings per share for all periods presented since this method yields the most dilutive result. The following table illustrates the earnings allocation method utilized in the calculation of basic and diluted earnings per share.

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per-share amounts)	2025	2024	2025	2024
Earnings per share numerator:
Net income attributable to common shareholders before allocation of earnings to participating securities	$100,269	$132,322	$337,462	$351,674
Earnings allocated to participating securities	(390)	(474)	(1,296)	(1,247)
Net income attributable to common shareholders after allocation of earnings to participating securities	$99,879	$131,848	$336,166	$350,427
Earnings per share denominator:
Weighted-average number of shares of common stock outstanding - basic and diluted	9,360	9,561	9,394	9,559
Earnings per share - basic and diluted	$10.67	$13.79	$35.78	$36.66
7.        Inventories

(in thousands)	September 30, 2025	December 31, 2024
Finished goods and work-in-process	$402,302	$403,459
Raw materials	79,645	77,258
Stores, supplies, and other	30,221	24,709
	$512,168	$505,426
8.    Intangibles (Net of Amortization) and Goodwill
The net carrying amount of intangibles and goodwill was $731 million at September 30, 2025 and $750 million at December 31, 2024. The gross carrying amount and accumulated amortization of each type of intangible asset and goodwill are presented in the table below.

	September 30, 2025		December 31, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Formulas and technology	$60,000	$12,845	$60,000	$7,220
Customer bases	280,440	31,784	280,440	19,856
Trademarks and trade names	30,000	3,425	30,000	1,925
Water rights	29,392		29,392
Goodwill	379,685		379,593
	$779,517	$48,054	$779,425	$29,001
Of the total intangibles (net of amortization) and goodwill, $124 million is attributable to the petroleum additives segment and $607 million is attributable to the specialty materials segment. The change in the gross carrying amount between December 31, 2024 and September 30, 2025 is due to the foreign currency fluctuation on goodwill in the petroleum additives segment. See Note 2 for further information on the intangibles and goodwill obtained with the AMPAC acquisition. There is no accumulated goodwill impairment.

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Amortization expense was (in thousands):

Third quarter ended September 30, 2025	$6,351
Nine months ended September 30, 2025	19,053
Third quarter ended September 30, 2024	6,351
Nine months ended September 30, 2024	18,111
Estimated amortization expense for the remainder of 2025, as well as estimated annual amortization expense related to our intangible assets for the next five years, is expected to be (in thousands):

2025	$6,351
2026	25,404
2027	25,404
2028	25,355
2029	25,214
2030	25,214
We amortize the formulas and technology over 8 years, the customer bases over 17.5 to 20 years, and the trademarks and trade names over 15 years.
9.    Long-term Debt

(in thousands)	September 30, 2025	December 31, 2024
Senior notes - 2.70% due 2031 (net of related deferred financing costs)	$395,170	$394,506
Senior notes - 3.78% due 2029	200,000	250,000
Term loan (net of related deferred financing costs)	99,934	249,775
Revolving credit facility	88,000	77,000
	$783,104	$971,281
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
We were in compliance with all covenants under all issuances of senior notes as of September 30, 2025 and December 31, 2024.
Term Loan Credit Agreement - The term loan credit agreement is unsecured, has a borrowing capacity of $250 million, a term of two years, and matures on January 22, 2026. We borrowed the entire $250 million available under the term loan credit agreement and are required to repay the principal amount borrowed under the term loan in full at maturity. We may, in our sole discretion and subject to the conditions set forth in the term loan credit agreement, prepay amounts borrowed under the term loan, together with any accrued and unpaid interest, prior to maturity. Any amounts prepaid prior to maturity are not available for additional borrowings by NewMarket. We repaid $150 million on the term loan credit agreement during the first nine months of 2025.
We were in compliance with all covenants under the term loan credit agreement as of September 30, 2025 and December 31, 2024.
Revolving Credit Facility - The revolving credit facility has a borrowing capacity of $900 million, a term of five years, and matures on January 22, 2029. The obligations under the revolving credit facility are unsecured. The average interest rate for borrowings under the revolving credit agreement was 5.6% during the first nine months of 2025 and 6.5% during the year ended December 31, 2024.

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Outstanding borrowings under the revolving credit facility amounted to $88 million at September 30, 2025 and $77 million at December 31, 2024. Outstanding letters of credit amounted to approximately $4 million at both September 30, 2025 and December 31, 2024. The unused portion of the revolving credit facility amounted to $808 million at September 30, 2025 and $819 million at December 31, 2024.
We were in compliance with all covenants under the revolving credit facility as of September 30, 2025 and December 31, 2024.
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
Environmental
We are involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination, disposal of hazardous waste, and other environmental matters at several of our current or former facilities, or at third-party sites where we have been designated as a potentially responsible party. While we believe we are currently adequately accrued for known environmental issues, it is possible that unexpected future costs could have a significant impact on our consolidated financial position, results of operations, and cash flows. Our total accruals for environmental remediation, dismantling, and decontamination were approximately $13 million at September 30, 2025 and $11 million at December 31, 2024. Of the total accrual, the current portion is included in accrued expenses and the noncurrent portion is included in other noncurrent liabilities on the Condensed Consolidated Balance Sheets.
Our more significant environmental sites include a former plant site in Baton Rouge, Louisiana and a Houston, Texas plant site. Together, the amounts accrued on a discounted basis related to these sites represented approximately $8 million of the total accrual above at September 30, 2025 and $9 million at December 31, 2024, using discount rates ranging from 3% to 9% for both periods. The aggregate undiscounted amount for these sites was $10 million at September 30, 2025 and $11 million at December 31, 2024.
Leases
At September 30, 2025, we had operating lease commitments of approximately $2 million and finance lease commitments of approximately $4 million for leases that have not yet commenced.

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11.    Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)
The balances of, and changes in, the components of accumulated other comprehensive income (loss), net of tax, consist of the following:

(in thousands)	Pension Plans and Other Postretirement Benefits	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2023	$79,966	$(101,037)	$(21,071)
Other comprehensive income (loss) before reclassifications	(1,600)	10,578	8,978
Amounts reclassified from accumulated other comprehensive loss (a)	(2,551)	0	(2,551)
Other comprehensive income (loss)	(4,151)	10,578	6,427
Balance at September 30, 2024	$75,815	$(90,459)	$(14,644)

Balance at December 31, 2024	$151,958	$(119,088)	$32,870
Other comprehensive income (loss) before reclassifications	899	43,610	44,509
Amounts reclassified from accumulated other comprehensive loss (a)	(4,537)	0	(4,537)
Other comprehensive income (loss)	(3,638)	43,610	39,972
Balance at September 30, 2025	$148,320	$(75,478)	$72,842
(a) The pension plan and other postretirement benefit components of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (income). See Note 5 in this Quarterly Report on Form 10-Q and Note 18 in our 2024 Annual Report for further information.
12.    Fair Value Measurements
The carrying amount of cash and cash equivalents in the Condensed Consolidated Balance Sheets, as well as the fair value, was $102 million at September 30, 2025 and $77 million at December 31, 2024. The fair value is classified as Level 1 in the fair value hierarchy.
No material events occurred during the nine months ended September 30, 2025 requiring adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.
Long-term debt – We record the carrying amount of our long-term debt at historical cost, less deferred financing costs related to our outstanding senior notes and term loan. The estimated fair value of our long-term debt is shown in the table below and is based primarily on estimated current rates available to us for debt of the same remaining duration and adjusted for nonperformance risk and credit risk. The estimated fair value of our publicly traded outstanding senior notes included in the table below is based on the last quoted price closest to September 30, 2025. The fair value of our debt instruments is classified as Level 2 in the fair value hierarchy.

	September 30, 2025		December 31, 2024
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$783,104	$745,043	$971,281	$906,925

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
In September 2025, the FASB issued Accounting Standards Update No. 2025-06, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Targeted Improvements to the Accounting for Internal-Use Software" (ASU 2025-06). The FASB issued ASU 2025-06 to modernize the accounting for costs related to internal-use software to better align with how software is developed and to clarify the threshold to be applied to begin capitalizing costs. ASU 2025-06 is effective for our annual and quarterly reporting periods beginning January 1, 2028. Early adoption is permitted. We are currently assessing the impact that the adoption of ASU 2025-06 will have on our consolidated financial statements.
14.        Subsequent Events
On October 1, 2025, we completed the acquisition of Mars TopCo, LLC, the ultimate parent company of Calca Solutions, LLC (Calca). Calca is the nation’s leading producer of UltraPure and high-purity hydrazine – essential, mission-critical propellants that enable advanced aerospace and defense applications. Calca’s products are integral to in-space propulsion systems for satellites, space probes, and other vehicles that operate in the most demanding environments. For more than 70 years, Calca has supplied high-purity hydrazine to the U.S. Department of Defense’s Defense Logistics Agency – Energy. The acquisition was funded by cash on hand and borrowings under our revolving credit facility.
A preliminary purchase price allocation and any pro forma financial disclosures required by Accounting Standards Codification 805 - Business Combinations will be included in our 2025 Annual Report on Form 10-K.

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

Overview
When comparing the results of the petroleum additives segment for the first nine months of 2025 with the first nine months of 2024, net sales declined 3.1%, resulting primarily from lower product shipments, which were partially offset by favorable product mix. Petroleum additives operating profit decreased 9.4% when comparing the 2025 and 2024 nine months periods, primarily reflecting lower product shipments and higher operating costs, which were partially offset by lower raw material costs and favorable product mix. Operating profit was also unfavorably impacted for the nine months comparisons due to higher technology investments for research, development and testing during the 2025 period as compared to the 2024 period, as well as one-time charges related to network optimization efforts.
The specialty materials segment reported both higher net sales and higher operating profit for the first nine months of 2025 as compared to the same period in 2024, resulting primarily from higher product volumes. Specialty materials sales and operating profit for the first nine months of 2024 reflect financial results since the acquisition of AMPAC on January 16, 2024.
We continue to monitor the uncertain macroeconomic environment in which we operate, particularly the changes in international trade relations and tariffs, and assess the potential impacts to our operations. These impacts could include supply chain disruptions, lower customer demand, and higher inflation. Investing in technology to meet customer needs, enhancing our operational efficiency, and improving our portfolio profitability will remain priorities.
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

Results of Operations
Net Sales
Consolidated net sales for the third quarter of 2025 totaled $690.3 million, representing a decrease of $34.6 million, or 4.8%, from the third quarter of 2024. Consolidated net sales for the first nine months of 2025 totaled $2.1 billion, representing a decrease of $42.1 million, or 2.0%, from the first nine months of 2024. The following table shows net sales by segment and product line. The net sales for the nine months 2024 period in the table below for the specialty materials segment include sales since the acquisition of AMPAC on January 16, 2024.

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Petroleum additives
Lubricant additives	$550.5	$568.5	$1,666.1	$1,715.6
Fuel additives	98.6	94.5	282.4	294.5
Total	649.1	663.0	1,948.5	2,010.1
Specialty materials	38.2	59.1	134.0	114.2
All other	3.0	2.8	7.3	7.6
Net sales	$690.3	$724.9	$2,089.8	$2,131.9
Petroleum Additives Segment
The regions in which we operate include North America, Latin America, Asia Pacific, and EMEAI. While there is some fluctuation, the percentage of net sales generated by region remained fairly consistent when comparing the first nine months of 2025 with both the same period in 2024, as well as with the full year of 2024.
Petroleum additives net sales for the third quarter of 2025 were $649.1 million compared to $663.0 million for the third quarter of 2024, a decrease of 2.1%. Decreases in Asia Pacific of 6.6% and North America of 5.2% were partially offset by an increase of 4.6% in EMEAI. Latin America was substantially unchanged when comparing the two periods.
Petroleum additives net sales for the first nine months of 2025 were $1.9 billion, a decrease of $61.6 million, or 3.1%, compared to the first nine months of 2024. Decreases in Asia Pacific of 9.1% and North America of 3.7% were partially offset by increases in EMEAI of 1.0% and Latin America of 0.5%.
The following table details the approximate components of the changes in petroleum additives net sales between the third quarter and first nine months of 2025 and 2024.

(in millions)	Third Quarter	Nine Months
Period ended September 30, 2024	$663.0	$2,010.1
Lubricant additives shipments	(18.4)	(58.8)
Fuel additives shipments	5.0	(15.5)
Selling prices, including product mix	(5.0)	11.1
Foreign currency impact, net	4.5	1.6
Period ended September 30, 2025	$649.1	$1,948.5
When comparing the third quarters of 2025 and 2024, lower lubricant additives shipments drove the decrease in petroleum additives net sales, partially offset by an increase in fuel additives shipments. Selling prices for the third quarter comparison had a net unfavorable impact resulting primarily from an unfavorable product mix. When comparing the first nine months of 2025 and 2024, the decrease in petroleum additives net sales was due to lower product shipments in both lubricant additives and fuel additives. Partially offsetting these factors for the nine months comparison was favorable product mix.
The primary foreign currencies in which we transact include the Euro, Pound Sterling, Japanese Yen, Chinese Renminbi, and Indian Rupee. Comparing both the third quarter and nine months periods of 2025 and 2024, the United States Dollar strengthened against the Rupee and Renminbi and weakened against the Euro, Yen, and Pound Sterling, resulting in the favorable impacts to net sales shown in the table above.

On a worldwide basis, the volume of product shipments for petroleum additives decreased 4.1% when comparing the third quarter periods and 4.6% when comparing the nine months periods.
For the third quarter comparison, the decrease was in lubricant additives shipments, which was partially offset by a small increase in fuel additives shipments. Both the Asia Pacific and North America regions experienced decreases in lubricant additives shipments, along with a small decrease in the Latin America region. The EMEAI region reported a small increase in lubricant additives shipments. For the fuel additives third quarter comparison, the EMEAI, Latin America, and North America regions reported small increases in product shipments, while the Asia Pacific region was substantially unchanged.
For the nine months comparison, lower lubricant additives product shipments in the Asia Pacific and North America regions were partially offset by increases in the EMEAI and Latin American regions. For the fuel additives nine months comparison, both the EMEAI and North America regions reported decreases in product shipments, which were partially offset by increases in the Asia Pacific and Latin America regions.
Specialty Materials Segment
Total net sales for the specialty materials segment were $38.2 million for the third quarter of 2025 and $59.1 for the third quarter of 2024. For the nine months comparison, net sales were $134.0 million for 2025 and $114.2 million for the period that we owned AMPAC during 2024. The decrease in the third quarter comparison was primarily the result of timing of shipments when comparing the 2025 and 2024 periods, while the increase in net sales for the nine months comparison was primarily the result of higher product volumes.
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
The following table reports segment operating profit for the third quarter and nine months ended September 30, 2025 and September 30, 2024. The amount reported for specialty materials for the nine months ended September 30, 2024 is for the period from January 16, 2024 to September 30, 2024. A reconciliation of segment operating profit to income before income tax expense is in Note 4.

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Petroleum additives	$131.3	$157.5	$413.2	$456.2
Specialty materials	$6.0	$16.0	$39.7	$16.0
All other	$(0.6)	$(0.1)	$(2.2)	$(1.6)

Petroleum Additives Segment
Petroleum additives segment gross profit decreased $21.9 million and operating profit decreased $26.2 million when comparing the third quarter of 2025 to the third quarter of 2024. For the first nine months of 2025 compared to the first nine months of 2024, petroleum additives segment gross profit decreased $31.3 million and operating profit decreased $43.0 million.
The decrease in both gross profit and operating profit for the third quarter comparison included the unfavorable impacts of higher operating costs, product mix, and lower product shipments, reflecting some softening in the market, as well as our portfolio profitability management and one-time charges related to network optimization efforts. These were partially offset by lower raw materials costs. For the nine months comparison, the drivers of the decrease in gross profit and operating profit were consistent with those of the third quarter comparison with the exception of a favorable product mix for the nine months comparison. Operating profit for both the third quarter and nine months comparison periods was also unfavorably impacted by higher technology investments for research, development and testing.

The following table presents petroleum additives cost of goods sold as a percentage of net sales and the operating profit margin.

	Third Quarter Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of goods sold as a percentage of net sales	69.3%	66.6%	68.6%	68.0%
Operating profit margin	20.2%	23.8%	21.2%	22.7%
For the rolling four quarters ended September 30, 2025, the operating profit margin for petroleum additives was 21.3%, which is within our historical range of operating profit margin. While operating margins will fluctuate from quarter to quarter due to multiple factors, we believe the fundamentals of our business and industry as a whole are unchanged.
Petroleum additives selling, general, and administrative (SG&A) expenses for the third quarter of 2025 were $1.4 million higher than the third quarter of 2024 and $3.2 million higher for the first nine months of 2025 than the first nine months of 2024. SG&A expenses as a percentage of net sales were 5.1% for both the third quarter and nine months of 2025 and 4.8% for both the third quarter and nine months of 2024. Our SG&A costs are primarily personnel-related and include salaries, benefits, and other costs associated with our workforce, including travel-related expenses. While personnel-related costs fluctuate from period to period, there were no significant changes in the drivers of these costs when comparing the periods.
Our investments in petroleum additives research, development, and testing (R&D) increased $2.8 million when comparing the third quarters of 2025 and 2024 and $8.5 million when comparing the first nine months periods of 2025 and 2024. As a percentage of net sales, our R&D investment was 5.4% for the third quarter of 2025, 4.9% for the third quarter of 2024, 5.2% for the first nine months of 2025, and 4.6% for the first nine months of 2024. Our R&D investments reflect our efforts to support the development of solutions that meet our customers' needs, meet new and evolving standards, and support our expansion into new product areas. Our approach to R&D investments, as it is with SG&A costs, is one of purposeful spending on programs to support our current product base and to ensure that we develop products to support our customers' programs in the future. R&D investments include personnel-related costs, as well as costs for internal and external testing of our products.
Specialty Materials Segment
The specialty materials segment reported operating profit of $6.0 million for the third quarter of 2025 as compared to $16.0 million for the third quarter of 2024. For the first nine months of 2025, operating profit was $39.7 million as compared to operating profit of $16.0 million for the period from the AMPAC acquisition date of January 16, 2024 to September 30, 2024. The decrease in specialty materials operating profit for the third quarter comparison was primarily the result of timing of shipments, while the increase in specialty materials operating profit for the nine months comparison was primarily the result of higher product volumes.
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

Interest and Financing Expenses, Net
Interest and financing expenses were $8.4 million for the third quarter of 2025, $14.2 million for the third quarter of 2024, $29.8 million for the first nine months of 2025, and $45.7 million for the first nine months of 2024.
The decrease for both the third quarter and nine months comparisons resulted primarily from lower average debt outstanding, along with a lower average interest rate.

Other Income (Expense), Net
Other income (expense), net was income of $13.3 million for the third quarter of 2025, $13.8 million for the third quarter of 2024, $43.5 million for the first nine months of 2025, and $38.3 million for the first nine months of 2024. The amounts for both the 2025 and 2024 third quarter and nine months periods primarily reflect the components of net periodic benefit cost (income), except for service cost, from defined benefit pension and postretirement plans. See Note 5 for further information on total periodic benefit cost (income).

Income Tax Expense
Income tax expense was $35.3 million for the third quarter of 2025 and $36.8 million for the third quarter of 2024. The effective tax rate was 26.1% for the third quarter of 2025 and 21.8% for the third quarter of 2024. Income tax expense decreased $7.3 million due to lower income, which was partially offset by an increase of $5.8 million resulting from the higher effective tax rate.
Income tax expense was $109.9 million for the first nine months of 2025 and $98.2 million for the first nine months of 2024. The effective tax rate was 24.6% for the first nine months of 2025 and 21.8% for the first nine months of 2024. Income tax expense increased $12.3 million due to the higher effective tax rate, which was slightly offset by lower income.
The increase in the tax rate for both periods was primarily driven by changes in estimates related to prior year taxes and income and withholding taxes on our foreign earnings.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The 2025 impacts of the OBBBA have been recorded in the income tax provision for the third quarter and nine months ended September 30, 2025. These impacts were not material. We are continuing to assess the impact of the provisions of the OBBBA that are effective in future years.

Cash Flows, Financial Condition, and Liquidity
Cash and cash equivalents at September 30, 2025 were $102.5 million, an increase of $25.0 million since December 31, 2024.
Cash and cash equivalents held by our foreign subsidiaries amounted to $96.2 million at September 30, 2025 and $71.3 million at December 31, 2024. Periodically, we repatriate cash from our foreign subsidiaries to the United States through intercompany dividends and loans. We do not anticipate significant tax consequences from future distributions of foreign earnings.
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
Cash Flows – Operating Activities
Cash provided from operating activities for the first nine months of 2025 was $423.8 million, including $4.5 million of lower working capital requirements. The $4.5 million excluded an unfavorable foreign currency impact to the components of working capital on the balance sheet.
When comparing the September 30, 2025 balances with those at December 31, 2024, the most significant changes in working capital included increases in trade and other accounts receivable and accounts payable. The increase in trade and other accounts receivable primarily reflects higher sales during the third quarter of 2025 compared to the fourth quarter of 2024. The increase in accounts payable is primarily the result of increased purchases during the third quarter of 2025 and normal invoice payment timing.
Including cash and cash equivalents, as well as the impact of changes in foreign currency exchange rates on the balance sheet, we had total working capital of $690.7 million at September 30, 2025 and $655.1 million at December 31, 2024. The current ratio was 2.68 at September 30, 2025 and 2.75 at December 31, 2024.
Cash Flows – Investing Activities
Cash used in investing activities totaled $49.6 million during the first nine months of 2025, comprised of capital expenditures. We expect that our total capital spending during 2025 will be in the $70 million to $100 million range and will include improvements to our manufacturing and R&D infrastructure around the world.
Included in the expected capital expenditures for 2025 is a capital investment to expand AMPAC's ammonium perchlorate production capabilities in support of growing solid rocket motor demand. The project of up to $100 million is currently scheduled to be completed during 2026 and includes the construction of an additional production line, increasing capacity by more than 50%. The increased capacity will allow AMPAC to meet the anticipated future demand of U.S. military and space launch programs, while also addressing the needs of U.S. allies in these critical areas.

We expect to continue to finance capital spending through cash on hand and cash provided from operations, together with borrowing available under our revolving credit facility.
Cash Flows – Financing Activities
Cash used in financing activities during the first nine months of 2025 amounted to $350.1 million. These cash flows included principal payments of $150.0 million on the term loan and $50 million on the 3.78% senior notes, cash dividends of $77.7 million, and repurchases of our common stock of $77.2 million, which were partially offset by net borrowings of $11.0 million on the revolving credit facility.
Debt
Our long-term debt was $783.1 million at September 30, 2025 compared to $971.3 million at December 31, 2024.
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
The revolving credit facility contains financial covenants that require NewMarket to maintain a consolidated Leverage Ratio (as defined in the agreement) of no more than 3.75 to 1.00, except during an Increased Leverage Period (as defined in the agreement) at the end of each quarter. At September 30, 2025, the Leverage Ratio was 1.10 under the revolving credit facility.
At September 30, 2025, we were in compliance with all covenants under the 3.78% senior notes, 2.70% senior notes, term loan, and revolving credit facility.
As a percentage of total capitalization (total long-term debt and shareholders’ equity), our total long-term debt decreased from 39.9% at December 31, 2024 to 31.7% at September 30, 2025. The change resulted from the increase in shareholders' equity along with a net decrease in outstanding long-term debt. The increase in shareholders’ equity primarily reflects our earnings and favorable impact from foreign currency translation adjustments, partially offset by repurchases of shares of our common stock and dividend payments. Generally, we repay any outstanding long-term debt with cash from operations or refinancing activities.

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
We expect our petroleum additives segment will continue to experience impacts to its operating performance during the remainder of 2025 due to market softness and the uncertain global economic environment in which we operate. Nonetheless, we anticipate continued solid results from this segment in 2025. We will continue to focus on cost control and operating profit margin management, while advancing our initiatives to build a global manufacturing network that will enable more efficient product delivery to our customers in the years ahead.

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
In addition to the ongoing investments we make in our petroleum additives business, we have, since 2024, completed the acquisition of two companies - AMPAC and Calca - which constitute our specialty materials segment. We continue to focus on the integration of these companies into our business, and we anticipate solid results from both companies. We may experience substantial variation in quarterly results for the specialty materials segment on an ongoing basis due to the nature of the business, including any impact from shutdowns of the U.S. government.
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
While our recent acquisitions of AMPAC and Calca were outside of our core petroleum additives business, we believe both presented an excellent opportunity to provide long-term value for our shareholders. Nonetheless, our primary focus in the acquisition area remains on the petroleum additives industry. It is our view that the petroleum additives industry will provide the greatest opportunity for solid returns on our investments while minimizing risk. We remain focused on this strategy and will evaluate any future opportunities. We will continue to evaluate all alternative uses of cash to enhance shareholder value, including stock repurchases and dividends.

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk
At September 30, 2025, there were no material changes in our market risk from the information provided in the 2024 Annual Report.

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
There has been no change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, which occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION
ITEM 1.     Legal Proceedings
There have been no material changes to our legal proceedings as disclosed in "Legal Proceedings" in Item 3 of Part I of the 2024 Annual Report.

ITEM 5.    Other Information
During the quarter ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of NewMarket Corporation adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) or Regulation S-K.

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

NEWMARKET CORPORATION
(Registrant)

Date: October 31, 2025	By: /s/ Timothy K. Fitzgerald
Timothy K. Fitzgerald
Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: October 31, 2025	By: /s/ Ann P. Pietrantoni
Ann P. Pietrantoni
Controller
(Principal Accounting Officer)