Form 10-K
period 2025-12-31
NEWMARKET CORP
filed 2026-02-12
CIK 1282637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $4,530,332,981*
Number of shares of Common Stock outstanding as of January 31, 2026: 9,397,364

DOCUMENTS INCORPORATED BY REFERENCE
Portions of NewMarket Corporation’s definitive Proxy Statement for its 2026 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 are incorporated by reference into Part III of this Annual Report on Form 10-K.

*    In determining this figure, an aggregate of 2,839,094 shares of Common Stock as beneficially owned by Bruce C. Gottwald and members of his immediate family have been excluded and treated as shares held by affiliates. See Item 12. The aggregate market value has been computed on the basis of the closing price on the New York Stock Exchange on June 30, 2025.

Form 10-K

PART I

ITEM 1.    BUSINESS
NewMarket Corporation (NewMarket) (NYSE: NEU) is a holding company and is the parent company of Afton Chemical Corporation (Afton), Ethyl Corporation (Ethyl), American Pacific Corporation (AMPAC), Calca Solutions, LLC (Calca), NewMarket Services Corporation (NewMarket Services), and NewMarket Development Corporation (NewMarket Development). We acquired Calca on October 1, 2025.
Each of our subsidiaries manages its own assets and liabilities. Afton manufactures and sells petroleum additives, while Ethyl markets antiknock compounds in North America and performs contracted manufacturing and related services. AMPAC is a manufacturer of specialty materials primarily used in solid rocket motors for the aerospace and defense industries, and Calca is a producer of hydrazine products used primarily in aerospace and defense applications. NewMarket Development manages the real property that we own in Virginia. NewMarket Services provides various administrative services to NewMarket, Afton, Ethyl, AMPAC, Calca, and NewMarket Development. NewMarket Services expenses are billed to each subsidiary pursuant to services agreements between the companies.
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
With almost 450 employees in research, development, and testing, Afton is dedicated to developing additive formulations that are tailored to our customers’ and the end-users’ specific needs. Afton’s portfolio of technologically-advanced, value-added products allows it to provide a full range of products, services, and solutions to its customers.
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
Calca also has operations in the United States and is the nation's leading producer of Ultra Pure® and high-purity hydrazine. These specialty materials are essential, mission-critical propellants that enable advanced aerospace and defense applications.
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

Business Segments
For the periods presented in this Annual Report on Form 10-K, our business was composed of two segments, petroleum additives, which is primarily represented by Afton, and specialty materials, which is represented by AMPAC and Calca. The antiknock compounds business of Ethyl is reflected in the “All other” category. Each of these is discussed below.
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
Lubricant Additives
Lubricant additives are essential ingredients for making lubricating oils. Lubricant additives are used in a wide variety of vehicle and industrial applications, including engine oils, transmission fluids, off-road powertrain and hydraulic systems, gear oils, hydraulic oils, turbine oils, and virtually any other application where metal-to-metal moving parts are utilized. Lubricant additives are organic and synthetic chemical components that enhance wear protection, prevent deposits, and protect against the hostile operating environment of an engine, transmission, axle, hydraulic pump, or industrial machine.
Lubricants are widely used in operating machinery from transportation vehicles to heavy industrial equipment to provide a layer of protection between moving mechanical parts. Without this layer of protection, the normal functioning of machinery would not occur. Effective lubricants reduce downtime and increase efficiency. Specifically, lubricants serve the following main functions:
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
Driveline Additives - The driveline additives submarket is comprised of additives designed for products such as transmission fluids, axle fluids, and off-road powertrain fluids. This submarket shares in the 30% of the market which is not covered by engine oil additives. Transmission fluids primarily serve as the power transmission and heat transfer medium in the area of the transmission where the torque of the drive shaft is transferred to the gears of the vehicle. Axle fluids lubricate gears and bearings in axles, and powertrain fluids are used in off-highway powertrain and hydraulic systems. Other products in this area include power steering fluids, shock absorber fluids, gear oils, and lubricants for heavy machinery. Additionally, as a leading additive supplier to the electric vehicle market, we are investing in and delivering new technologies to enable electric vehicle market growth to help reduce carbon emissions. We anticipated and are responding to the need for future lubricants to consider conductivity, the effect of electric fields, low friction/high speed, noise, and battery cooling or copper wire drawing. All driveline additives products must conform to highly prescribed specifications developed by vehicle OEMs for specific models or designs. Driveline additives are generally sold to oil companies for ultimate sale to vehicle OEMs for new vehicles (factory-fill), service dealers for aftermarket servicing (service-fill), retailers, and distributors.
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
The competition among the participants in these industries is characterized by the need to provide customers with cost-effective, technologically-capable products that meet or exceed industry specifications. The need to continually increase technology performance and lower cost through formulation technology and cost improvement programs is vital for success in this environment.

Specialty Materials - Our specialty materials segment is principally engaged in the production of both perchlorates, which include several grades of ammonium perchlorate, sodium perchlorate, and potassium perchlorate, and hydrazine, including Ultra Pure® and high-purity hydrazine.
Perchlorates - Ammonium perchlorate is a key component of solid rocket motors, booster motors, and missiles that are utilized in U.S. Department of War tactical and strategic missile programs. Ammonium perchlorate is also used in space exploration programs for the National Aeronautics and Space Administration (NASA) and commercial space launch vehicles.
We supply ammonium perchlorate for use in a number of defense and space launch programs of the U.S. and U.S. allies via U.S. government agencies, government contractors, and foreign contractors. Exporting ammonium perchlorate is subject to federal regulation that permits our foreign sales of ammonium perchlorate. We obtain export licenses on a case-by-case basis, which are dependent upon the ultimate use of our product.
Customers of ammonium perchlorate primarily consist of rocket motor manufacturers supplying the U.S. Department of War and NASA programs, as well as entities providing commercial space launch applications and foreign military applications.
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
Hydrazine - Hydrazine is a highly reactive chemical used primarily in aerospace, defense, and space propulsion applications. We produce multiple grades of hydrazine, including Ultra Pure® and high-purity hydrazine, which are manufactured to meet stringent customer and program-specific specifications.
Hydrazine is a critical component in satellite propulsion systems, where it is used as a monopropellant for orbit insertion, station-keeping, attitude control, and deorbiting functions. These applications are integral to both government and commercial satellite programs, including national security, civil space, and communications constellations. Due to the demanding performance and reliability requirements of these missions, hydrazine products must meet exacting purity, stability, and contamination control standards.
We supply hydrazine products directly and through qualified distributors to U.S. government agencies, government contractors, and commercial aerospace customers, as well as to certain international customers subject to applicable export controls. The manufacture, handling, storage, transportation, and export of hydrazine are subject to extensive regulations, including environmental, safety, and export control requirements. Export sales are conducted in compliance with U.S. regulations and may require licensing depending on end use and destination.
Demand for hydrazine is driven by satellite production rates, launch activity, and on-orbit replacement cycles, as well as by governmental budgets and commercial space investment trends. We believe that long-term growth in satellite deployment, including defense, civil, and commercial space applications, will continue to support demand for high-purity hydrazine products.
Competition - We believe we are a leading manufacturer and seller of ammonium perchlorate globally. We are aware of other production capacity in the United States for perchlorate chemicals, including ammonium perchlorate, as well as production capacity in France, Japan, Brazil, China, India, and Taiwan. While we have limited information with respect to these facilities, we believe that these producers are not qualified as ammonium perchlorate suppliers for most U.S. Department of War and NASA programs, which represent the majority of domestic ammonium perchlorate demand.
Competition among producers of ammonium perchlorate is characterized by the ability to meet customer specifications including unique particle size requirements, reasonable lead times, and qualification of a given production process. The need to maintain a qualified production process and meet changing demand requirements is vital for success in this environment.

We believe that we are the leading producer of Ultra Pure® and high-purity hydrazine in the U.S. We are aware of other hydrazine producers globally; however, not all producers are qualified to supply Ultra Pure® or high-purity hydrazine for aerospace, space propulsion, and defense applications. Qualification of a hydrazine supplier and production process can require extended testing, customer audits, and program approvals.
Competition in the hydrazine market is characterized by limited qualified producers, high regulatory barriers to entry, and strict customer qualification requirements. Customers evaluate suppliers based on product purity, consistency, safety performance, regulatory compliance, reliability of supply, and experience supporting mission-critical aerospace and defense programs.
All Other - The “All other” category includes the operations of the antiknock compounds business (primarily sales of antiknock compounds in North America), as well as certain contracted manufacturing and related services performed by Ethyl. Our Ethyl facility is located in Houston, Texas and is substantially dedicated to terminal operations related to antiknock compounds and other fuel additives. The financial results of the petroleum additives activities performed by Ethyl are reflected in the petroleum additives segment results. The “All other” category financial results include a service fee charged by Ethyl for its production services to Afton.
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
While we have experienced improvement in the supply chain disruptions which impacted the petrochemicals industry over the past several years, we continuously monitor our raw material supply levels and adjust our procurement strategies as conditions require.
Specialty Materials - The primary raw materials are electricity, sodium chlorate, ammonia, chlorine, caustic, and hydrochloric acid. Graphite is utilized in the fabrication of the electrolytic cells used in the manufacturing process of perchlorates and is replaced on a periodic basis. All of the raw materials used in the manufacturing process are available in commercial quantities from multiple sources.
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
We are committed to providing the most advanced products, comprehensive testing programs, and superior technical solutions tailored to the needs of our customers and OEMs worldwide. Afton continues to successfully implement techniques to drive efficiency in technology discovery and development, while aligning our internal testing to market changes, research, customer support, and predictive capabilities around the world in support of our goals of providing market-driven technical leadership and performance-based differentiation. In 2025, we continued to invest in and progress our technology plans and have a team focused on adjacent spaces that can utilize our chemistry and technology.

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
In line with Afton’s vision, we continue to focus our technology to make the world a better place by reducing the use of chemicals of concern, using more raw materials from sustainable sources, developing additives that enable some of the world’s most energy efficient fluids, creating fuel additives that enable engines to be more efficient, and being a market leader in transmission fluids for full battery electric vehicles. We continue to operate our laboratories safely with a focus on Vision of Zero - our vision of no injuries, accidents, incidents, or harm to the environment.
In 2025, we successfully launched new technologies across all our lubricant additives and fuel additives product areas. We developed new engine oil products for passenger cars and commercial trucks in support of our customers in all the major regions of the world in which we operate, including engine oil technology designed for the latest passenger cars and heavy duty engine oil (HDEO) specification, best in class electric vehicle transmission fluid, more robust fuel additives, as well as technology-leading industrial fluids.
We continued to develop new products in multiple application areas in the industrial additives sector, including hydraulic, industrial gear, turbine, slideway, and grease additives. Research is focused on the development of technologies that will provide differentiation to our customers in multiple performance areas, including equipment life, reliability, and energy efficiency, as well as eliminating or reducing chemicals of concern. This includes launching our next generation hydraulic and gear technology which maintains our technology leadership in this important market.
In the driveline additive submarket, research continued in our transmission fluid, axle oil, and tractor fluid product lines. This included the development of new OEM-specific additives used in factory-fill fluids installed during automotive component and vehicle assembly. We continue to launch new OEM-specific technology for full battery electric passenger and commercial vehicles and are a top supplier in this growing market. We developed new products for the service-fill sector to provide our customers with the latest additive technology available and continue to advance our market-leading and technology-leading battery electric vehicle transmission fluid which pushes the forefront of compatibility, gear protection, and efficiency.
We also provide leading technology in the fuel additives area. In 2025, we continued to implement our latest gasoline and diesel technology. Our next generation diesel technology is more efficient and is designed not only for conventional, but also renewable diesel. In addition, we continue to maintain close interactions with regulatory, industry, and OEM leaders to guide our development of future fuel additives technologies based on well-defined market needs.
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
We also have several hundred trademark registrations throughout the world for our marks, including NewMarket®, Afton Chemical®, Ethyl®, AMPAC®, HiTEC®, Passion for Solutions®, Halotron®, ZeenClean®, Scav-Ox®, Ultra Pure®, DriveMore®, and Axcel®.
Human Capital
Our Values are the foundation of our company and support the inclusive and respectful culture we have established in all of our locations around the world. Our Values include:

•unquestionable integrity,
•respect for people,
•safety and environmental responsibility,
•partnership with customers and suppliers,
•continuously improving quality,
•good citizenship, and
•economic viability.
We place the highest level of commitment on safety and strive to operate our business every day focused on its importance. Keeping our employees safe is a management priority.
We have a diverse workforce, representative of the geographic regions in which we do business. We place a high value on diverse thoughts, skills, perspectives, cultures, and knowledge because we believe that such diversity results in better business decision making. We employed approximately 2,050 people at the end of 2025. Approximately 1,150 were located in the United States, 400 were in the Europe/Middle East/Africa/India region, 300 were in the Asia Pacific region, and 200 were in the Latin America region. Approximately 20% of our workforce is represented by unions.
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
Globally, approximately 18% of our employees have 20 years or more of service, and over the three-year period from 2023 through 2025, our resignation rate was approximately 4.1%. We believe these measures demonstrate our success in hiring the right employees for the long-term and establishing a culture where respect for people is an everyday value.
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
Our Global Responsible Care Policy Statement includes a commitment to conduct operations in a manner that protects our employees, communities, and the environment, to comply with all applicable laws and regulations, and to reduce our environmental impact. Additionally, in pursuit of our Vision of Zero, we work with our employees and other key stakeholders to establish appropriate goals, objectives, and targets.
Within NewMarket, our businesses are committed to globally implementing Responsible Care® (a registered service mark of the American Chemistry Council (ACC)) via formal EHS (environmental health and safety) Management Systems. Our Responsible Care® management systems are certified by independent third-party auditing processes. North American facilities within Ethyl and Afton have certified to RCMS and RC14001®, respectively. Additionally, Afton’s Feluy, Belgium; Suzhou, China; Tsukuba, Japan; Rio de Janeiro, Brazil; Bracknell, England; and Singapore facilities are all certified to the environmental standard ISO 14001. The Singapore site is also certified to ISO 45001, a global occupational health and safety standard, and in 2025 became our first location to add ISO 50001 Energy Management certification. Our San Juan del Rio, Mexico site is formally certified to both RC 14001/ISO 14001. Afton’s Sauget, Illinois plant continues to proudly be an OSHA VPP (Voluntary Protection Program) “Star” worksite. The AMPAC site in Cedar City, Utah joined the ACC in 2024 and is pursuing RCMS certification. The newly acquired Calca site in Lake Charles, Louisiana has been a leader in the Society of Chemical Manufacturers and Affiliates (SOCMA), implementing their ChemStewards® program, and will also pursue RCMS certification in the future.
In 2025, we continued to enhance our “Actively Caring” safety program, where people look out for the safety and welfare of others with courage and compassion, enabling the achievement of an injury-free environment. The NewMarket worldwide injury/illness recordable rate (which is the number of injuries per 200,000 hours worked) was 1.10 in 2025. We had zero serious injuries in 2025 and achieved zero recordable injuries at many Afton facilities including our Singapore, Ashland Technical Center, Port Arthur, Suzhou, and Tsukuba facilities. Zero recordable injuries was also achieved for Calca, since its acquisition on October 1, 2025, and Ethyl. We continue to focus on our Vision of Zero improvement plans and actions across our sites to advance our safety-first culture. We launched a new investigation process for significant incidents that is delivering more thorough incident learning and better targeted corrective actions – while looking more deeply at root cause and contributing factors. This is helping our leaders demonstrate ownership and accountability to help reduce risk and drive improved performance. We share learnings across sites globally and remain more committed than ever to achieving our aspiration of zero injuries and incidents.
As members of the ACC, we provide data on metrics used to track environmental impact, safety, energy use, community outreach and emergency preparedness, greenhouse gas intensity, security and product stewardship performance along with other ACC member companies. These can be viewed on the American Chemistry Council website. The information on this website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated by reference in this Annual Report on Form 10-K or any other filings we make with the Securities and Exchange Commission (SEC).
Governmental and Environmental Regulations
As a chemical company, we are subject to regulation by local, state, federal, and foreign governmental authorities specific to the production, distribution, management, and stewardship of chemicals. Certain portions of our specialty materials segment are subject to the International Traffic in Arms Regulations, a set of U.S. government regulations that controls the export of defense and military technologies, and its international sales require export licenses on a case-by-case basis.
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
We believe we comply, in all material respects, with laws, regulations, statutes, and ordinances, including, but not limited to, those protecting the environment, as well as those related to the management and stewardship of chemicals. We have policies and procedures in place that establish regular reviews of our regulatory and environmental compliance and product stewardship and actively monitor any significant existing or potential regulatory changes or environmental issues that could materially affect us.
Our total accruals for environmental remediation, dismantling, and decontamination were approximately $14 million at December 31, 2025 and $11 million at December 31, 2024. As new technology becomes available, it may be possible to reduce accrued amounts. While we believe that we are currently fully accrued for known environmental issues, it is possible that unexpected future costs could have a significant financial impact on our financial position, results of operations, and cash flows.
The costs of complying with existing environmental, health, and safety laws and regulations as they pertain to our products and operations, including remediation, closure, and post-closure costs, are primarily included in cost of goods sold. We spent approximately $44 million in 2025, $37 million in 2024, and $41 million in 2023 for ongoing environmental operating and clean-up costs, excluding depreciation of previously capitalized expenditures.

In addition to the ongoing environmental compliance costs and the costs to remediate contaminated sites, worldwide capital expenditures for pollution prevention and safety projects were $12 million in 2025, $13 million in 2024, and $10 million in 2023.
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
Information about our Executive Officers
The names and ages of all executive officers as of February 12, 2026 follow.

Name	Age	Positions
Thomas E. Gottwald	65	Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)
Timothy K. Fitzgerald	49	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer )
Bruce R. Hazelgrove, III	65	Executive Vice President and Chief Administrative Officer
Bryce D. Jewett, III	51	Executive Vice President and General Counsel
Brian D. Paliotti	49	President, Afton Chemical Corporation
Our officers, at the discretion of the Board of Directors, hold office until the meeting of the Board of Directors following the next annual shareholders’ meeting. Mr. Gottwald, Mr. Hazelgrove, and Mr. Jewett have served in their capacity for at least the last five years. Mr. Fitzgerald and Mr. Paliotti have served in their capacities for less than five years.
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
•A significant portion of our specialty materials business is under contracts with contractors or subcontractors of the U.S. government or directly with the U.S. government. These contracts are impacted by governmental priorities, as well as shutdowns, and are subject to potential fluctuations in funding or early termination, including for convenience, any of which could have a material adverse effect on our results of operations, financial condition, or cash flows.
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
Furthermore, we cannot assure that any pending patent application filed by us will result in an issued patent, or if patents are issued to us, that those patents will provide meaningful protection against competitors or against competitive technologies. We could face patent infringement claims from our competitors or others alleging that our processes or products infringe on their proprietary technologies. If we were found to be infringing on the proprietary technology of others, we may be liable for damages, and we may be required to change our processes, redesign our products partially or completely, pay to use the technology of others, or stop using certain technologies or producing the infringing product entirely. Even if we ultimately prevail in an infringement suit, the existence of the suit could prompt customers to switch to products that are not the subject of infringement suits. We may not prevail in any intellectual property litigation, and such litigation may result in significant legal costs or otherwise impede our ability to produce and distribute key products.
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
The occurrence of extraordinary events, including future terrorist attacks, the outbreak or escalation of war, armed hostilities, or a health-related epidemic cannot be predicted, but their occurrence can be expected to negatively affect the economy in general, as well as the markets for our products, and could result in production downtime. In addition, the damage from a direct attack on our facilities or other assets or on facilities or other assets used by us could include loss of life or property damage, and our insurance coverage may not be sufficient to cover all of the damage incurred or securing coverage for these types of events may be prohibitively expensive.

•We face risks related to our foreign operations that may negatively affect our business.
In 2025, sales to customers outside of the United States accounted for approximately 61% of consolidated net sales. We do business in all major regions of the world, some of which do not have stable economies or governments. In particular, we sell and market products in countries experiencing political and/or economic instability in the Middle East, Asia Pacific, Latin America, and Europe. Our international operations are subject to international business risks, including unsettled political conditions, war, expropriation, import and export restrictions, tariffs, trade policies, increases in royalties, exchange controls, national and regional labor strikes, taxes, government royalties, inflationary or unstable economies, currency exchange rate fluctuations, and changes in laws and policies governing operations of foreign-based companies (such as restrictions on repatriation of earnings or proceeds from liquidated assets of foreign subsidiaries). The occurrence of any one or a combination of these factors may increase our costs or have other adverse effects on our business.
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
We have incurred, and may in the future incur, substantial amounts of indebtedness to support our operations, including financing acquisitions or other investment opportunities. To the degree that our indebtedness is at variable interest rates, increasing interest rates in the market will result in higher interest expense in our results of operations. Substantial amounts of indebtedness could, among other things, require us to dedicate a substantial portion of our cash flow to repaying and servicing our indebtedness, thus reducing the amount of funds available for other general corporate purposes; limit our ability to borrow additional funds necessary for working capital, capital expenditures or other general corporate purposes; and limit our flexibility in planning for, or reacting to, changes in our business.

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

In addition, our ability to realize the expected benefits from our recent acquisitions is subject to several factors. These include our ability to retain key personnel, our ability to maintain relationships with suppliers and customers, and our ability to integrate them into certain information technology systems, operational systems, procedures, or controls without disrupting their operations.

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
Our Information Technology team is dedicated to and responsible for assessing and managing cybersecurity threats. Our Information Technology Director, who has over 25 years of experience in information security serving in roles of increasing responsibility, works with our cybersecurity employees to set priorities and is responsible for cybersecurity oversight and the escalation of incidents with business impact to senior leadership based on our Information Security Incident Management Policy.
We utilize specialized third-party services and tools for identifying, protecting against, and detecting cyber incidents, and also partner with external cybersecurity experts and vendors to augment our internal security team. Through these third-party services, our detection capabilities include, but are not limited to, real-time monitoring, intrusion detection systems, and advanced analytics to identify abnormal patterns of behavior. These third-party detection tools provide real-time alerts, log aggregation, and threat intelligence feeds, which are integrated into our incident response platform.
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
Our approach to managing cybersecurity risks (including third-party risk) is part of a continuous improvement process, both in the context of cybersecurity and broader operational risk management. This ongoing process, which includes employee training, is aimed at routinely reviewing and, as necessary, improving our oversight processes and tools to ensure they remain effective and resilient in their management of cybersecurity risk.

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
Board of Directors Oversight
The Nominating and Corporate Governance Committee of the Board of Directors (the Committee) oversees risks related to cybersecurity, including the security of corporate information and the steps management is taking to monitor and control these risks. Management regularly briefs the Committee on our cybersecurity risk profile, emerging threats, and the efficacy of our risk mitigation strategies, including our continuous improvement initiatives. These initiatives aim to enhance the resiliency of our cybersecurity program as well as our broader operational risk management strategies.

ITEM 2.    PROPERTIES
Our principal operating properties are shown below. Unless indicated, we own the research, development, and testing facilities, which primarily support the petroleum additives business segment, as well as the manufacturing and distribution properties.

Research, Development, and Testing	Richmond, Virginia Bracknell, England Tsukuba, Japan Ashland, Virginia Suzhou, China

Manufacturing and Distribution
Feluy, Belgium (lubricant additives; also storage and distribution)
Houston, Texas (lubricant and fuel additives; also storage and distribution)
Jurong Island, Singapore (lubricant and fuel additives; leased land)
Port Arthur, Texas (lubricant additives)
Rio de Janeiro, Brazil (lubricant and fuel additives storage and distribution; equipment is owned; building is leased)
San Juan del Rio, Mexico (lubricant additives)
Sauget, Illinois (lubricant additives)
Cedar City, Utah (specialty materials)
Lake Charles, Louisiana (specialty materials)

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

ITEM 3.    LEGAL PROCEEDINGS
We are involved in legal proceedings that are incidental to our business and may include administrative or judicial actions. Some of these legal proceedings involve governmental authorities and relate to environmental matters. For further information, see the Environmental section in Note 21 to the Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data".
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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock, with no par value, is traded on the New York Stock Exchange (NYSE) under the symbol “NEU.” We had 1,669 shareholders of record as of January 31, 2026.
On December 12, 2024, our Board of Directors approved a share repurchase program authorizing management to repurchase up to $500 million of NewMarket's outstanding common stock beginning January 1, 2025 and until December 31, 2027, as market conditions warrant and covenants under our existing debt agreements permit. We may conduct the share repurchases in the open market, in privately negotiated transactions, through block trades, or pursuant to trading plans intended to comply with Rule 10b5-1 and/or Rule 10b-18 of the Securities Exchange Act of 1934. The repurchase program does not require us to acquire any specific number of shares and may be terminated or suspended at any time. At December 31, 2025, approximately $428 million remained available under this authorization. There were no purchases during the fourth quarter of 2025 under this authorization.
Cash dividends declared and paid totaled $11.25 per share for the year ended December 31, 2025, and $10.00 per share for the year ended December 31, 2024. The declaration and payment of dividends is subject to the discretion of our Board of Directors. Future dividends will depend on various factors, including our financial condition, earnings, cash requirements, legal requirements, restrictions in agreements governing our outstanding indebtedness, and other factors deemed relevant by our Board of Directors.

The performance graph of the five-year cumulative total return on our common stock as compared to chemical companies in the S&P 1500 Specialty Chemicals Index and the S&P 500 is shown below. The graph assumes $100 invested on the last day of December 2020, and the reinvestment of all dividends. The graph is based on historical data and is not intended to be a forecast or indication of future performance of our common stock.
Performance Graph
Comparison of Five-Year Cumulative Total Return
Performance Through December 31, 2025

	December 31,
	2020	2021	2022	2023	2024	2025
NewMarket Corporation	$100.00	$88.09	$82.21	$147.25	$145.09	$191.93
S&P 1500 Specialty Chemicals Index	100.00	127.74	95.97	110.28	108.35	109.07
S&P 500	100.00	128.71	105.40	133.10	166.40	196.16
The graph and table above are not deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor are they incorporated by reference into other filings made by us with the SEC.

ITEM 6. RESERVED

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) discusses NewMarket's results of operations, general financial condition, and liquidity. The MD&A should be read in conjunction with Item 1, "Business" and the Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data." Specific Note references within this Item are to the Notes to the Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data."
Forward-Looking Statements
The following discussion, as well as other discussions in this Annual Report on Form 10-K, contains forward-looking statements about future events and expectations within the meaning of the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements on our current expectations and projections about future results. When we use words in this document such as “anticipates,” “intends,” “plans,” “believes,” “estimates,” “projects,” “expects,” “should,” “could,” “may,” “will,” and similar expressions, we do so to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements we make regarding future prospects of growth in the petroleum additives or specialty materials markets, other trends in these markets, our ability to maintain or increase our market share, and our future capital expenditure levels and our future financial results.
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
OVERVIEW
When comparing the results of the petroleum additives segment for 2025 with 2024, net sales declined 3.9%, resulting primarily from lower product shipments. Petroleum additives operating profit decreased 12.1% when comparing the 2025 and 2024 periods, primarily reflecting lower product shipments and selling prices, as well as higher operating costs, which were partially offset by lower raw material costs. In addition to lower production at our manufacturing plants, the higher operating costs included higher technology investments for research, development and testing during the 2025 period as compared to the 2024 period, as well as one-time charges related to network optimization efforts.

We completed the acquisition of Calca on October 1, 2025 and the acquisition of AMPAC on January 16, 2024, both of which are part of the specialty materials segment. See Note 2 for further information on the acquisitions. The 2025 and 2024 periods only include the results of AMPAC and Calca for the periods we owned each company. The specialty materials segment reported both higher net sales and higher operating profit for 2025 as compared to 2024.
We continue to monitor the uncertain macroeconomic environment in which we operate, particularly the changes in international trade relations and tariffs, and assess the potential impacts to our operations. These impacts could include supply chain disruptions, lower customer demand, and higher costs. Investing in technology to meet customer needs, enhancing our operational efficiency, and improving our portfolio profitability will remain priorities.
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
RESULTS OF OPERATIONS
Management's discussion and analysis of our results of operations is presented below for the comparative periods of 2025 versus 2024. The discussion and analysis of our results of operations for 2024 compared to 2023 is available in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024.
Net Sales
Our consolidated net sales for 2025 amounted to $2.7 billion, a decrease of $61 million, or 2.2%, from 2024.
No single customer accounted for 10% or more of our total net sales in 2025, 2024, or 2023.
The following table shows net sales by segment and product line for each of the last three years. The net sales in the table below for the specialty materials segment include sales since the acquisitions of Calca on October 1, 2025 and AMPAC on January 16, 2024.

	Years Ended December 31,
(in millions)	2025	2024	2023
Petroleum additives
Lubricant additives	$2,156	$2,246	$2,296
Fuel additives	378	390	394
Total	2,534	2,636	2,690
Specialty materials	182	141	0
All other	9	9	8
Net sales	$2,725	$2,786	$2,698
Petroleum Additives - The regions in which we operate include North America (the United States and Canada), Latin America (Mexico, Central America, and South America), Asia Pacific, and the Europe/Middle East/Africa/India (EMEAI) region. The percentage of net sales being generated in the regions has remained fairly consistent over the past three years, with some limited fluctuation due to various factors, including the impact of regional economic trends. In 2025, North America represented approximately 40% of our petroleum additives net sales, while EMEAI contributed approximately 30%, Asia Pacific approximately 20%, and Latin America the remaining amount. As shown in the table above, the percentage of lubricant additives net sales and fuel additives net sales compared to total petroleum additives net sales have remained substantially consistent over the past three years.
Petroleum additives net sales for 2025 of $2.5 billion were 3.9% lower than 2024. Decreases in Asia Pacific of 10.3% and North America of 6.2% were partially offset by increases of 2.4% in EMEAI and 0.8% in Latin America.

The approximate components of the petroleum additives decrease in net sales of $102 million when comparing 2025 to 2024 are shown below in millions.

Net sales for the year ended December 31, 2024	$2,636
Lubricant additives shipments	(88)
Fuel additives shipments	(13)
Selling prices, including product mix	(6)
Foreign currency impact, net	5
Net sales for the year ended December 31, 2025	$2,534
When comparing petroleum additives net sales for 2025 with 2024, the primary driver was lower product shipments in both lubricant additives and fuel additives, along with a smaller unfavorable impact from lower selling prices.
On a worldwide basis, when comparing 2025 with 2024, the volume of product shipments for petroleum additives was 4.9% lower with decreases in both lubricant additives and fuel additives but primarily driven by lower lubricant additives shipments. Both the North America and Asia Pacific regions reported decreases in lubricant additives shipments, which were partially offset by increases in the EMEAI and Latin America regions. The Asia Pacific and Latin America regions reported increases in fuel additives shipments, which were more than offset by decreases in the North America and EMEAI regions. Overall, the decrease in product shipments reflects some softness in the market, as well as our strategic decision to examine and reduce low-margin business.
The primary foreign currencies in which we transact include the Euro, Pound Sterling, Japanese Yen, Chinese Renminbi, and India Rupee. Comparing 2025 and 2024, the United States Dollar weakened against the Euro, Pound Sterling, and Yen, while it strengthened against the Renminbi and Rupee, all combined resulting in the favorable impact to net sales. The favorable dollar impact from foreign currency was primarily from the Euro, which was partially offset by the unfavorable impact from the Renminbi and Rupee.
Specialty Materials - The specialty materials segment comprises the operations of AMPAC and Calca, both of which operate predominantly in the North America region. Total net sales for the specialty materials segment were $182 million for 2025 and $141 million for 2024. In addition to the inclusion of Calca in 2025 net sales, the increase between 2025 and 2024 resulted primarily from increased shipment volumes.
All Other - The “All other” category includes the operations of the antiknock compounds business, as well as certain contracted manufacturing and related services associated with Ethyl and did not have a material impact to consolidated net sales when comparing 2025 and 2024.
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
The following table reports segment operating profit for the last three years. The amounts for the specialty materials segment include operating profit since the acquisitions of Calca on October 1, 2025 and AMPAC on January 16, 2024. A reconciliation of segment operating profit to income before income tax expense is in Note 5.

	Years Ended December 31,
(in millions)	2025	2024	2023
Petroleum additives	$520	$592	$514
Specialty materials	$47	$17	$0
All other	$(5)	$(2)	$(5)

Petroleum Additives - Petroleum additives segment gross profit decreased $60 million, and segment operating profit decreased $72 million when comparing 2025 to 2024. The following table presents the petroleum additives segment's cost of goods sold as a percentage of net sales and its operating profit margin.

	Years Ended December 31,
	2025	2024	2023
Cost of goods sold as a percentage of net sales	69.0%	68.0%	71.2%
Operating profit margin	20.5%	22.5%	19.1%
While operating margins will fluctuate from quarter to quarter due to multiple factors, we believe the fundamentals of our business and industry as a whole are unchanged.
When comparing 2025 and 2024, the decrease in both gross profit and operating profit primarily includes the unfavorable impacts of lower product shipments and selling prices, as well as higher operating costs. The increased operating costs result primarily from lower production at our manufacturing plants and an increase in technology investments, as well as one-time charges related to our efforts to become more efficient by optimizing our global manufacturing network. These factors were partially offset by lower raw material costs.
The petroleum additives segment's selling, general, and administrative expenses (SG&A) increased by $5 million, or 3.8%, in 2025 compared to 2024. SG&A as a percentage of net sales was 5.2% in 2025 and 4.8% in 2024. Our SG&A costs are primarily personnel-related and include salaries, benefits, and other costs associated with our workforce, including travel-related expenses. While personnel-related costs fluctuate from year to year, there were no significant changes in the drivers of these costs when comparing 2025 and 2024.
Our investment in petroleum additives research, development, and testing (R&D) increased approximately $7 million when comparing 2025 with 2024. As a percentage of net sales, R&D was 5.2% in 2025 and 4.7% in 2024. Our R&D investments reflect our efforts to support the development of solutions that meet our customers' needs, meet new and evolving standards, and support our expansion into new product areas. Our approach to R&D investments, as it is with SG&A costs, is one of purposeful spending on programs to support our current product base and to ensure that we develop products to support our customers' programs in the future. R&D investments include personnel-related costs, as well as costs for internal and external testing of our products. Substantially all investments in new product development are incurred in the United States and the United Kingdom (U.K.), with approximately 70% of total R&D attributable to the North America and EMEAI regions. The remaining R&D is attributable to the Asia Pacific and Latin America regions and represents customer technology support services in those regions. All of our consolidated R&D investment is related to the petroleum additives segment.
Specialty Materials - The specialty materials segment reported operating profit of $47 million for 2025 as compared to $17 million for 2024. The 2025 and 2024 periods only included the results of AMPAC and Calca for the period we owned each company - since January 16, 2024 for AMPAC and since October 1, 2025 for Calca.
The specialty materials results for the 2024 period include the sale of AMPAC finished goods inventory that we acquired at closing. The acquired inventory was recorded at fair value on the acquisition date and sold during 2024, generating no margin. The remaining increase in specialty materials operating profit for the year comparison resulted from the same factors as those outlined in the net sales discussion.
We may experience substantial variation in quarterly results for the specialty materials segment on an ongoing basis due to the nature of its business.

The following discussion references certain captions on the Consolidated Statements of Income.
Interest and Financing Expenses
Interest and financing expenses were $40 million in 2025 and $57 million in 2024. The decrease in interest and financing expense between 2025 and 2024 resulted primarily from lower average debt outstanding, along with a lower average interest rate.

Other Income (Expense), Net
Other income (expense), net reflected income of $57 million in 2025 and $51 million in 2024. The amounts for both periods included the components of net periodic benefit cost (income), except for service costs, from defined benefit pension and postretirement plans, which also represent most of the difference between the two years. See Note 18 for further information on total periodic benefit cost (income).
Income Tax Expense
Income tax expense was $142 million in 2025 and $122 million in 2024. The effective tax rate was 25.3% in 2025 and 20.8% in 2024. When comparing 2025 and 2024, income tax expense increased $25 million due to the higher effective tax rate and decreased $5 million due to lower income before income taxes.
The increase in the effective tax rate was primarily due to a lower foreign derived intangible income deduction and an increase in U.S. state tax expense in 2025 as compared to 2024.
The One Big Beautiful Bill Act (OBBBA) was enacted in the United States on July 4, 2025. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions, including permanently restoring 100 percent bonus depreciation for qualifying property and reinstating the ability for entities to immediately expense domestic research and development expenditures. These provisions will favorably impact our U.S. federal cash taxes.
The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are continuing to assess the impact of the provisions of the OBBBA that are effective in future years.
CASH FLOWS DISCUSSION
We generated cash from operating activities of $569 million in 2025 and $520 million in 2024.
During 2025, we used the $569 million of cash generated from operating activities to acquire Calca for $213 million (net of $6 million cash acquired), pay dividends of $106 million, fund capital expenditures of $78 million, and repurchase shares of our common stock for $77 million. We also paid off the $250 million term loan and made a principal payment of $50 million on the 3.78% senior notes. These payments were partially offset by additional net borrowings of $211 million on the revolving credit facility. Cash flows from operating activities included an increase of $22 million from lower working capital requirements, which is further discussed in the Working Capital section below, and a decrease of $10 million for cash contributions to our pension and postretirement plans.
During 2024, we used the $520 million of cash generated from operating activities, along with proceeds from the term loan and net borrowings of $77 million on the revolving credit facility to acquire AMPAC for $681 million (net of $16 million cash acquired), pay dividends of $96 million, fund capital expenditures of $57 million, and repurchase shares of our common stock for $32 million. Cash flows from operating activities included a decrease of $23 million from higher working capital requirements and a decrease of $12 million for cash contributions to our pension and postretirement plans.

FINANCIAL POSITION AND LIQUIDITY
Cash
At December 31, 2025, we had cash and cash equivalents of $77.6 million as compared to $77.5 million at the end of 2024.
Cash and cash equivalents held by our foreign subsidiaries amounted to approximately $68 million at December 31, 2025 and $71 million at December 31, 2024. Periodically, we repatriate cash from our foreign subsidiaries to the United States through intercompany dividends and loans. We do not anticipate significant tax consequences of future distributions of foreign earnings.

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
2.70% Senior Notes - On March 18, 2021, we issued $400 million aggregate principal amount of 2.70% senior notes due 2031 at an issue price of 98.763%. We used the net proceeds from the offering for the repayment and redemption of our 4.10% senior notes and for general corporate purposes. We incurred financing costs in 2021 of approximately $4 million related to the 2.70% senior notes, which are being amortized over the term of the notes. We were in compliance with all covenants under the indenture governing the 2.70% senior notes as of December 31, 2025 and December 31, 2024.
3.78% Senior Notes - On January 4, 2017, we issued $250 million in senior unsecured notes in a private placement with The Prudential Insurance Company of America and certain other purchasers. These notes bear interest at 3.78% with interest payable semiannually. We have made two principal payments of $50 million each on January 4, 2025 and January 5, 2026. We have three remaining principal payments of $50 million due January 4 of each year through 2029. We have the right to make optional prepayments on the notes at any time, subject to certain limitations. We were in compliance with all covenants under the 3.78% senior notes as of December 31, 2025 and December 31, 2024.
Term Loan - On January 22, 2024, we entered into a credit agreement for an unsecured $250 million term loan (the Term Loan Credit Agreement), which had a maturity date of January 22, 2026. We borrowed the entire $250 million available under the Term Loan Credit Agreement and paid financing costs of $0.4 million, which were amortized over the term that principal was outstanding under the agreement. Under the agreement, we were required to repay the principal amount borrowed under the term loan in full at maturity. Subject to the conditions set forth in the Term Loan Credit Agreement, we had the option to prepay, without penalty, amounts borrowed under the term loan, together with any accrued and unpaid interest, prior to maturity. Any amounts prepaid prior to maturity were not available for additional borrowings by us. We repaid the Term Loan Credit Agreement in full during 2025.
The Term Loan Credit Agreement contained certain customary covenants, including financial covenants, which required NewMarket to maintain a consolidated Leverage Ratio (as defined in the Term Loan Credit Agreement) of no more than 3.75 to 1.00 except during an Increased Leverage Period (as defined in the Term Loan Credit Agreement). We were in compliance with all covenants under the term loan at the time we repaid it in 2025 and as of December 31, 2024.
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
Outstanding borrowings under the revolving credit facility amounted to $288 million at December 31, 2025 and $77 million at December 31, 2024. Outstanding letters of credit under the revolving credit facility amounted to approximately $4 million at both December 31, 2025 and December 31, 2024. The unused portion of the revolving credit facility amounted to $608 million at December 31, 2025 and $819 million at December 31, 2024.
The average interest rate for borrowings under the revolving credit facility was 5.3% during 2025 and 6.5% during 2024.

The Revolving Credit Agreement contains certain customary covenants, including financial covenants, which require us to maintain a consolidated Leverage Ratio (as defined in the Revolving Credit Agreement) of no more than 3.75 to 1.00 except during an Increased Leverage Period (as defined in the Revolving Credit Agreement). The Leverage Ratio was 1.27 at December 31, 2025 and 1.33 at December 31, 2024. We were in compliance with all covenants under the revolving credit facility as of December 31, 2025 and December 31, 2024.
Other Borrowings - Two of our subsidiaries, one in Singapore and one China, have access to separate short-term lines of credit of $10 million each. There was no activity on these lines of credit in 2025 or 2024.
***
We had long-term debt of $883 million at December 31, 2025 and $971 million at December 31, 2024. As a percentage of total capitalization (total long-term debt and shareholders’ equity), our total long-term debt percentage decreased from 39.9% at the end of 2024 to 33.2% at the end of 2025. The change resulted from the increase in shareholders' equity along with a net decrease in outstanding long-term debt. The increase in shareholders’ equity primarily reflects our earnings, favorable impact from foreign currency translation adjustments, and an increase in the funded position of our retirement plans partially offset by repurchases of shares of our common stock and dividend payments. Generally, we repay any outstanding long-term debt with cash from operations or refinancing activities.
Working Capital
Including cash and cash equivalents and the impact of foreign currency on the balance sheet, at December 31, 2025, we had working capital of $640 million, resulting in a current ratio of 2.53 to 1. Our working capital at December 31, 2024 on the same basis was $655 million, resulting in a current ratio of 2.75 to 1.
The working capital of Calca is included in our consolidated balance sheet at December 31, 2025. Excluding the impact of Calca working capital, the most significant change in working capital since December 31, 2024 included increases in both trade and other accounts receivable and accrued expenses.
The increase in trade and other accounts receivable primarily represents a short-term income tax receivable as a result of the enactment of the OBBBA in July 2025. The OBBBA provided for immediate expensing of domestic research and development expenditures and 100 percent bonus depreciation on qualifying property, with retroactive application to January 2025. The increase in accrued expenses is primarily the result of customer contract liabilities.
Capital Expenditures
Capital expenditures were $78 million for 2025 and $57 million for 2024. We estimate capital expenditures in 2026 will be in the range of $100 million to $150 million as we anticipate spending on several improvements to our manufacturing and R&D infrastructure around the world.
Included in the expected capital expenditures for 2026 is a capital investment to expand AMPAC's ammonium perchlorate production capabilities in support of growing solid rocket motor demand. The project of up to $100 million, which began in 2025, is currently scheduled to be completed towards the end of 2026 and includes the construction of an additional production line, increasing capacity by more than 50%. The increased capacity will allow AMPAC to meet the anticipated future demand of U.S. military and space launch programs, while also addressing the needs of U.S. allies in these critical areas.
We expect to continue to finance capital spending through cash provided from operations, as well as with borrowing available under our revolving credit facility.
Environmental Expenses
We spent approximately $44 million in 2025 and $37 million in 2024 for ongoing environmental operating and clean-up costs, excluding depreciation of previously capitalized expenditures. These environmental operating and clean-up expenses are primarily included in cost of goods sold. We expect to continue to fund these costs through cash provided by operations.

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
The debt-related contractual obligations include both principal payments on outstanding long-term debt and the related interest payments. The maturity dates and interest rates, as well as information on the repayment of the principal on our long-term debt is detailed above in the Debt section, as well as in Note 14. At December 31, 2025, all of our long-term debt was at fixed rates, except for the revolving credit facility. A discussion of interest rate sensitivity is in Item 7A. Interest is paid semi-annually on our fixed rate long-term debt agreements.
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
The annual operating expenses and capital expenditures associated with compliance with environmental, health, and safety regulations are included in Item 1, Governmental and Environmental Regulations. In addition to these costs, there are expected cash flows for dismantling and decontamination of environmental sites. At December 31, 2025, these costs were estimated at approximately $1.0 million to $1.5 million in each of 2026 through 2029 and $9 million thereafter.
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
U.S. Pension and Postretirement Benefit Plans—The average remaining service period of active participants for our U.S. plans is approximately 13 years, while the average remaining life expectancy of inactive participants is approximately 22 years. We utilize the sex distinct Pri-2012 table with separate rates for annuitants, non-annuitants, and contingent annuitants, projected generationally using Scale MP-2021 in determining the impact of mortality on the U.S. benefit plans in our financial statements.
Investment Return Assumptions and Asset Allocation - We periodically review our assumptions for the long-term expected return on pension plan assets. As part of the review and to develop expected rates of return, we considered an analysis of expected returns based on the U.S. plans’ asset allocation as of both January 1, 2026 and January 1, 2025. This analysis reflects our expected long-term rates of return for each significant asset class or economic indicator. The range of returns developed relies both on forecasts and on broad-market historical benchmarks for expected return, correlation, and volatility for each asset class. The asset allocation for our U.S. pension plans is predominantly weighted toward equities. Through the ongoing monitoring of our investments and review of market data, we have determined that we should maintain the expected long-term rate of return for our U.S. pension plans at 8.0% at December 31, 2025.
An actuarial gain on the assets occurred during 2025 and 2024 as the actual investment return for all of our U.S. qualified pension plans exceeded the expected return by approximately $37 million in 2025 and $54 million in 2024. Investment gains and losses are recognized in earnings on an amortized basis over a period of 5 years. The amortization of the actuarial net gain is expected to be approximately $5 million in 2026 resulting primarily from the actuarial gain related to the investment gains on plan assets. We expect that there will be continued volatility in net periodic benefit cost

(income) for our pension plans as actual investment returns vary from the expected return, but we continue to believe the potential long-term benefits justify the risk premium for equity investments.
At December 31, 2025, our expected long-term rate of return on our postretirement plans was 4.0%. This rate varies from the pension rate of 8.0% primarily because of the difference in investment of plan assets. The assets of the postretirement plan are held in an insurance contract, which results in a lower assumed rate of investment return.
We expect to have net periodic benefit income for our pension and postretirement plans during 2026, as the expected return on assets and amortization is higher than the offsetting benefit costs. Net periodic benefit cost (income) for the pension and the life insurance portion of postretirement plans is sensitive to changes in the expected return on assets. For example, decreasing the expected rate of return by 100 basis points to 7.0% for pension assets and 3.0% for postretirement benefit assets (while holding other assumptions constant) would reduce the forecasted 2026 income for our U.S. pension and postretirement plans by approximately $8 million. Similarly, a 100 basis point increase in the expected rate of return to 9.0% for pension assets and 5.0% for postretirement benefit assets (while holding other assumptions constant) would increase forecasted 2026 pension and postretirement income by $8 million.
Discount Rate Assumption - We develop the discount rate assumption by determining the single effective discount rate for a unique hypothetical bond portfolio constructed from investment-grade bonds that, in the aggregate, match the projected cash flows of each of our retirement plans. The discount rate is developed based on the hypothetical bond portfolio on the last day of December. The discount rate at December 31, 2025 was 5.875% for all plans.
Net periodic benefit cost (income) for pension and postretirement benefit plans is also sensitive to changes in the discount rate. For example, decreasing the discount rate by 100 basis points to 4.875% (while holding other assumptions constant) would reduce the forecasted 2026 income for our U.S. pension and postretirement benefit plans by approximately $6 million. A 100 basis point increase in the discount rate to 6.875% (while holding other assumptions constant) would increase forecasted 2026 pension and postretirement benefit income by approximately $5 million.
Rate of Projected Compensation Increase - We have maintained our rate of projected compensation increase at December 31, 2025 at 3.5%. The rate assumption was based on an analysis of our projected compensation increases for the foreseeable future.
Liquidity - Cash contribution requirements to the pension plan are sensitive to changes in assumed interest rates and investment gains or losses in the same manner as pension expense. While we do not expect to make a cash contribution to our U.S. qualified pension plans, we expect our aggregate cash contributions to all U.S. pension plans will be approximately $4 million in 2026. We expect our contributions to the postretirement benefit plans will be approximately $1 million in 2026.
Foreign Pension Benefit Plans - Our foreign pension plans are quite diverse. The following information applies only to our U.K. pension plan, which represents the majority of the amounts recorded in our financial statements for our foreign pension plans. The average remaining service period of active participants for our U.K. plan is approximately 15 years, while the average remaining life expectancy of inactive participants is 20 years. In determining the impact of mortality on the U.K. pension plan in our financial statements, we utilize the S4PxA mortality tables weighted by 99% for male members and 88% for female members and S4DxA mortality tables weighted by 106% for male dependents and 107% for female dependents. Future projected improvements in life expectancy are allowed for in line with the CMI 2024 model with an initial addition to mortality improvements of 0.2% and a half-life parameter of 1 year with a long-term rate of improvement of 1.65% per year for males and 1.25% per year for females based on the membership of the plan.
Investment Return Assumptions and Asset Allocation - We periodically review our assumptions for the long-term expected return on the U.K. pension plan assets. The expected long-term rate of return is based on both the asset allocation and yields available in the U.K. markets.
The target asset allocation in the U.K. is 40% in pooled equities funds, 40% in pooled government bonds, and 20% in pooled diversified growth funds. The actual allocation at the end of 2025 was 53% in pooled equities funds, 25% in pooled government bonds, and 22% in pooled diversified growth funds. Based on the actual asset allocation and the expected yields available in the U.K. markets, the expected long-term rate of return for the U.K. pension plan was 7.8% at December 31, 2025.

An actuarial gain on the assets occurred during both 2025 and 2024 as the actual investment return exceeded the expected investment return by approximately $6 million in 2025 and $1 million in 2024. Actuarial gains of $6 million occurred during 2025 and $16 million during 2024 on plan liabilities primarily due to changes in the assumptions. Investment and liability gains and losses are recognized in earnings on an amortized basis over a period of years. The combined net gains result in an expected amortization of $1 million in 2026. We expect that there will be continued volatility in the net periodic benefit cost (income) for our U.K. pension plan as actual investment returns vary from the expected return, but we continue to believe the potential benefits justify the risk premium for the target asset allocation.
We expect to have pension income during 2026 related to our U.K. plan, as the expected return on assets is higher than the offsetting pension costs. Net periodic benefit cost (income) for the U.K. pension plan is sensitive to changes in the expected return on assets. For example, decreasing the expected rate of return by 100 basis points to 6.8% (while holding other assumptions constant) would decrease the forecasted 2026 income for our U.K. pension plan by approximately $2 million. Similarly, a 100 basis point increase in the expected rate of return to 8.8% (while holding other assumptions constant) would increase forecasted 2026 pension income by approximately $2 million.
Discount Rate Assumption - We utilize a yield curve based on AA-rated corporate bond yields in developing a discount rate assumption. The yield appropriate to the duration of the U.K. plan liabilities is then used. The discount rate at December 31, 2025 was 5.60%.
Net periodic benefit cost (income) for the U.K. pension plan is also sensitive to changes in the discount rate. For example, decreasing the discount rate by 100 basis points to 4.60% (while holding other assumptions constant) would decrease the forecasted 2026 income for our U.K. pension plans by approximately $300 thousand. A 100 basis point increase in the discount rate to 6.60% (while holding other assumptions constant) would increase forecasted 2026 pension income by approximately $300 thousand.
Rate of Projected Compensation Increase - Our rate of projected compensation increase at December 31, 2025 is 3.5%. The rate assumption was based on an analysis of our projected compensation increases for the foreseeable future.
Liquidity - Cash contribution requirements to the U.K. pension plan are assessed every three years by a formal actuarial valuation, which will be completed in 2026. Contributions are sensitive to the assumptions adopted and market conditions at each assessment date. We expect our aggregate U.K. cash contributions will be approximately $3 million in 2026.
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
We expect our petroleum additives segment will continue to experience impacts to its operating performance during 2026 due to market softness and the uncertain global economic environment in which we operate. Nonetheless, we anticipate continued solid results from this segment in 2026. We will continue to focus on investing in technology for our customers, cost control, and operating profit margin management, while advancing our initiatives to build a global manufacturing network that will enable more efficient product delivery to our customers in the years ahead.
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
In addition to the ongoing investments we make in our petroleum additives business, we have, since 2024, completed the acquisition of two companies - AMPAC and Calca - which constitute our specialty materials segment. Through these acquisitions and our investments in expanding capacity at both operations, we have committed approximately $1 billion to this resilient, high-technology segment. We continue to focus on the integration of these companies into our business, and we anticipate solid results from both companies. We may experience substantial variation in quarterly results for the specialty materials segment on an ongoing basis due to the nature of the business, including any impact from shutdowns of the U.S. government.
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
Income Taxes
We file United States, foreign, state, and local income tax returns. Significant judgment is required in determining our worldwide provision for income taxes and recording the related tax assets and liabilities. Any significant impact as a result of changes in underlying facts, laws, tax rates, or tax audits could lead to adjustments to our income tax expense, effective tax rate, financial position, or cash flow.
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

Intangibles (net of amortization) and Goodwill
We have certain intangibles amounting to $517 million and goodwill amounting to $424 million at December 31, 2025 that are discussed in Note 11. Of these intangibles and goodwill, $124 million is attributable to the petroleum additives segment and $817 million to the specialty materials segment. The finite-lived intangible assets are being amortized over remaining useful lives up to approximately 20 years. Water rights are indefinite-lived and non-amortizing.
We estimate fair value for these identifiable intangibles using an income valuation approach for customer bases, backlog, formulas and technology, and trademarks and trade names. The cash flow projections include significant judgments and assumptions relating to revenue growth rates; earnings before interest, taxes, depreciation, and amortization; discount rate; contributory asset charges; customer attrition rate; and royalty rates, as applicable. We use a market valuation approach for estimating water rights and our significant judgments and assumptions included comparable sales data.
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
Pension Plans and Postretirement Benefits
The impact of the pension and postretirement benefit plan obligations recorded in the financial statements is dependent upon utilizing actuarial methods and requires the use of estimates and assumptions. These assumptions include the discount rate, rate of projected compensation increase, and the expected long-term rate of return on plan assets. A change in any of these assumptions could cause different results for the plans and therefore, impact our results of operations, cash flows, and financial condition. Further discussion on how we develop these assumptions and the effect of changes in these assumptions on our financial results is provided in the Financial Position and Liquidity section of Item 7. In addition, information is provided on the pension and postretirement plans in Note 18.
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
RECENT ACCOUNTING PRONOUNCEMENTS
For a discussion of recently issued accounting standards, see Note 23.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk factors, including interest rates, foreign currency rates, and changes in the cost of raw materials. These risk factors may affect our results of operations, cash flows, and financial position.

We manage these risks through regular operating and financing methods, including the use of derivative financial instruments when deemed appropriate. When we have derivative instruments, they are with major financial institutions and are not for speculative or trading purposes.
The following analysis presents the effect on our results of operations, cash flows, and financial position as if the hypothetical changes in market risk factors occurred at December 31, 2025. We analyzed only the potential impacts of our hypothetical assumptions. This analysis does not consider other possible effects that could impact our business.
Interest Rate Risk
At December 31, 2025, we had total long-term debt of $883 million. All of the long-term debt is at fixed rates except for $288 million outstanding under the revolving credit facility.
Holding all other variables constant, if the variable portion of the interest rates hypothetically increased 10%, the effect on our earnings and cash flow would have been additional interest expense of $1 million.
Holding all other variables constant, a hypothetical 100 basis point decrease in interest rates would have resulted in a change of $24 million in fair value of our debt at December 31, 2025.
Foreign Currency Risk
We sell to customers in foreign markets through our foreign subsidiaries, as well as through export sales from the United States. These transactions are often denominated in currencies other than the U.S. Dollar. Our primary currency exposures are the European Union Euro, British Pound Sterling, Japanese Yen, Chinese Renminbi, Indian Rupee, Singapore Dollar, Mexican Peso, Australian Dollar, and Canadian Dollar. We may enter into forward contracts as hedges to minimize the fluctuation of intercompany accounts receivable denominated in foreign currencies. At December 31, 2025, we had no outstanding forward contracts.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of NewMarket Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of NewMarket Corporation and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of income, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Valuation of Pension Benefit Obligation
As described in Notes 1 and 18 to the consolidated financial statements, the Company’s consolidated pension benefit obligation, excluding other postretirement benefits, for its U.S. and foreign retirement plans was $582 million as of December 31, 2025. Management utilized actuarial methods requiring the use of estimates and assumptions in determining the impact of the pension benefit plan obligation recorded in the financial statements. Management’s assumptions include the discount rate and rate of projected compensation increase.
The principal considerations for our determination that performing procedures relating to the valuation of the pension benefit obligation is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the pension benefit obligation; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s valuation of the pension benefit obligation. These procedures also included, among others (i) testing management’s process for developing the fair value estimates of the pension benefit obligation; (ii) testing the completeness and accuracy of the underlying data used in the actuarial methods; and (iii) the involvement of professionals with specialized skill and knowledge to assist in evaluating (a) the appropriateness of the actuarial methods and (b) the reasonableness of the discount rate assumption.
Acquisition of Calca Solutions, LLC – Valuation of the Customer Base Intangible Asset
As described in Notes 1 and 2 to the consolidated financial statements, on October 1, 2025, the Company completed the acquisition of Mars TopCo, LLC, the ultimate parent company of Calca Solutions, LLC (Calca) for approximately $218 million. Of the identifiable intangible assets acquired, a $123 million customer base intangible asset was recorded. Management estimates the fair value of the customer base intangible asset using an income valuation approach. The cash flow projections include significant judgments and assumptions relating to revenue growth rates, earnings before interest, taxes, depreciation, and amortization (EBITDA), discount rate, contributory asset charges, and customer attrition rate.
The principal considerations for our determination that performing procedures relating to the valuation of the customer base intangible asset acquired in the acquisition of Calca is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the customer base intangible asset acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the revenue growth rates, EBITDA, and discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the customer base intangible asset acquired. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the customer base intangible asset acquired; (iii) evaluating the appropriateness of the income valuation approach used by management; (iv) testing the completeness and accuracy of the underlying data used in the income valuation approach; and (v) evaluating the reasonableness of the significant assumptions used by management related to the revenue growth rates, EBITDA, and discount rate. Evaluating management’s assumptions related to the revenue growth rates and EBITDA involved considering (i) the current and past performance of the Calca business; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the income valuation approach and (ii) the reasonableness of the discount rate assumption.

 /s/ PricewaterhouseCoopers LLP
Richmond, Virginia
February 12, 2026
We have served as the Company’s or its predecessor's auditor since 1947.

NewMarket Corporation and Subsidiaries
Consolidated Statements of Income

	Years Ended December 31,
(in thousands, except per-share amounts)	2025	2024	2023
Net sales	$2,725,169	$2,786,558	$2,698,419
Cost of goods sold	1,867,769	1,900,212	1,925,906
Gross profit	857,400	886,346	772,513
Selling, general, and administrative expenses	181,584	171,412	151,470
Research, development, and testing expenses	132,091	124,898	137,998
Operating profit	543,725	590,036	483,045
Interest and financing expenses, net	39,693	57,366	37,359
Other income (expense), net	56,530	51,437	43,276
Income before income tax expense	560,562	584,107	488,962
Income tax expense	141,815	121,694	100,098
Net income	$418,747	$462,413	$388,864
Earnings per share - basic and diluted	$44.44	$48.22	$40.44
See accompanying Notes to Consolidated Financial Statements

NewMarket Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
(in thousands)	2025	2024	2023
Net income	$418,747	$462,413	$388,864
Other comprehensive income (loss):
Pension plans and other postretirement benefits:
Prior service credit (cost) arising during the period, net of income tax expense (benefit) of $(8) in 2025, $0 in 2024 and $(212) in 2023	(24)	0	(436)
Amortization of prior service cost (credit) included in net periodic benefit cost (income), net of income tax expense (benefit) of $(702) in 2025, $(704) in 2024 and $(642) in 2023	(1,993)	(1,996)	(2,062)
Actuarial net gain (loss) arising during the period, net of income tax expense (benefit) of $12,571 in 2025, $25,980 in 2024 and $9,879 in 2023	36,663	75,382	29,343
Amortization of actuarial net (gain) loss included in net periodic benefit cost (income), net of income tax expense (benefit) of $(1,395) in 2025, $(478) in 2024 and $(456) in 2023	(4,060)	(1,394)	(1,441)
Total pension plans and other postretirement benefits	30,586	71,992	25,404
Foreign currency translation adjustments, net of income tax expense (benefit) of $896 in 2025, $(1,870) in 2024 and $703 in 2023	43,367	(18,051)	25,520
Other comprehensive income (loss)	73,953	53,941	50,924
Comprehensive income	$492,700	$516,354	$439,788
See accompanying Notes to Consolidated Financial Statements

NewMarket Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31,
(in thousands, except share amounts)	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$77,598	$77,476
Trade and other accounts receivable, net	422,084	395,450
Inventories	502,257	505,426
Prepaid expenses and other current assets	57,773	51,203
Total current assets	1,059,712	1,029,555
Property, plant, and equipment, net	775,480	735,361
Intangibles (net of amortization) and goodwill	941,156	750,424
Prepaid pension cost	586,053	490,418
Operating lease right-of-use assets, net	78,267	71,253
Deferred charges and other assets	51,797	52,530
Total assets	$3,492,465	$3,129,541
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$238,384	$225,874
Accrued expenses	109,774	89,277
Dividends payable	23,805	22,037
Income taxes payable	17,190	15,798
Operating lease liabilities	16,205	15,337
Other current liabilities	13,921	6,155
Total current liabilities	419,279	374,478
Long-term debt	883,391	971,281
Operating lease liabilities - noncurrent	62,045	54,754
Other noncurrent liabilities	349,507	267,445
Total liabilities	1,714,222	1,667,958
Commitments and contingencies (Note 21)
Shareholders’ equity:
Common stock and paid-in capital (with no par value; authorized shares - 80,000,000; issued and outstanding - 9,397,364 at December 31, 2025 and 9,524,789 at December 31, 2024)	2,386	0
Accumulated other comprehensive income (loss)	106,823	32,870
Retained earnings	1,669,034	1,428,713
Total shareholders' equity	1,778,243	1,461,583
Total liabilities and shareholders' equity	$3,492,465	$3,129,541
See accompanying Notes to Consolidated Financial Statements

NewMarket Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity

	Common Stock and Paid-in Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
(in thousands, except share and per-share amounts)	Shares	Amount
Balance at December 31, 2022	9,702,147	$0	$(71,995)	$834,402	$762,407
Net income				388,864	388,864
Other comprehensive income (loss)			50,924		50,924
Cash dividends ($8.85 per share)				(85,034)	(85,034)
Repurchases of common stock	(119,075)	(1,857)		(41,419)	(43,276)
Tax withholdings related to stock-based compensation	(2,493)	(33)		(803)	(836)
Stock-based compensation	9,507	4,020		(8)	4,012
Balance at December 31, 2023	9,590,086	2,130	(21,071)	1,096,002	1,077,061
Net income				462,413	462,413
Other comprehensive income (loss)			53,941		53,941
Cash dividends ($10.00 per share)				(95,902)	(95,902)
Repurchases of common stock	(70,970)	(3,873)		(33,816)	(37,689)
Tax withholdings related to stock-based compensation	(1,816)	(1,118)			(1,118)
Stock-based compensation	7,489	2,861		16	2,877
Balance at December 31, 2024	9,524,789	0	32,870	1,428,713	1,461,583
Net income				418,747	418,747
Other comprehensive income (loss)			73,953		73,953
Cash dividends ($11.25 per share)				(105,931)	(105,931)
Repurchases of common stock	(133,658)	(941)		(71,522)	(72,463)
Tax withholdings related to stock-based compensation	(1,846)	0		(1,002)	(1,002)
Stock-based compensation	8,079	3,327		29	3,356
Balance at December 31, 2025	9,397,364	$2,386	$106,823	$1,669,034	$1,778,243
See accompanying Notes to Consolidated Financial Statements

NewMarket Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2025	2024	2023
Cash and cash equivalents at beginning of year	$77,476	$111,936	$68,712
Cash flows from operating activities:
Net income	418,747	462,413	388,864
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	122,422	116,957	78,010
Deferred income tax expense (benefit)	34,383	(12,799)	(14,750)
Change in assets and liabilities:
Trade and other accounts receivable, net	(10,646)	36,147	31,594
Inventories	32,769	(36,539)	192,470
Prepaid expenses and other current assets	(3,468)	1,112	744
Accounts payable and accrued expenses	16,001	(7,643)	(59,176)
Operating lease liabilities	(21,991)	(19,537)	(20,005)
Other current liabilities	9,136	(3,826)	(1,855)
Income taxes payable	523	6,954	(9,492)
Cash pension and postretirement contributions	(9,504)	(11,814)	(10,219)
Other, net	(19,405)	(11,833)	638
Cash provided from (used in) operating activities	568,967	519,592	576,823
Cash flows from investing activities:
Capital expenditures	(77,637)	(57,319)	(48,293)
Acquisition of business (net of cash acquired)	(213,447)	(681,479)	0
Cash provided from (used in) investing activities	(291,084)	(738,798)	(48,293)
Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facility	211,000	77,000	(361,000)
(Payment) proceeds on term loan	(250,000)	250,000	0
Dividends paid	(105,931)	(95,902)	(85,034)
Repurchases of common stock	(77,218)	(31,914)	(42,864)
Principal payment on 3.78% senior notes	(50,000)	0	0
Debt issuance costs	0	(2,251)	0
Other, net	(6,988)	(11,128)	1,304
Cash provided from (used in) financing activities	(279,137)	185,805	(487,594)
Effect of foreign exchange on cash and cash equivalents	1,376	(1,059)	2,288
Increase (decrease) in cash and cash equivalents	122	(34,460)	43,224
Cash and cash equivalents at end of year	$77,598	$77,476	$111,936
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
NewMarket is the parent company of separate operating companies, each managing its own assets and liabilities. Those companies are Afton, which focuses on petroleum additive products; Ethyl, representing certain contracted manufacturing and related services, as well as the antiknock compounds business; AMPAC and Calca, both of which manufacture specialty materials products, and NewMarket Development, which manages the real property and improvements that we own in Virginia. NewMarket is also the parent company of NewMarket Services, which provides various administrative services to NewMarket, Afton, Ethyl, AMPAC, Calca and NewMarket Development.
Foreign Currency Translation - We translate the balance sheets of our foreign subsidiaries into U.S. Dollars based on the current exchange rate at the end of each period. We translate the statements of income using the weighted-average exchange rates for the period. NewMarket includes translation adjustments in the Consolidated Balance Sheets as part of accumulated other comprehensive income (loss) and transaction adjustments in the Consolidated Statements of Income as part of cost of goods sold. Foreign currency transaction adjustments resulted in a net loss of $9 million in both 2025 and 2024 and $4 million in 2023.
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
Marketable Securities - Any trading and equity securities are recorded at estimated fair value. Unrealized gains and losses on trading and equity securities are included in net income.
Accounts Receivable - We record our accounts receivable at invoiced amounts adjusted for allowances for credit losses. The allowance for credit losses represents probable losses to be incurred if our customers do not make required payments. We determine the adequacy of the allowance by periodically evaluating each customer’s receivable balance, considering their financial condition and credit history, and considering current economic conditions. The allowance for credit losses was not material at December 31, 2025 or December 31, 2024.
Inventories - NewMarket values the majority of its inventories at the lower of cost or net realizable value. In the United States, petroleum additives inventory cost is determined on the last-in, first-out (LIFO) basis and is valued at the lower of cost or market. For all other inventory, we determine cost using a weighted-average method. Inventory cost includes raw materials, direct labor, and manufacturing overhead.
Property, Plant, and Equipment - We state property, plant, and equipment at cost less accumulated depreciation and compute depreciation by the straight-line method based on the estimated useful lives of the assets. We capitalize expenditures for significant improvements that extend the useful life of the related property. We expense repairs and maintenance, including plant turnaround costs, as incurred. When property is sold or retired, we remove the cost and accumulated depreciation from the accounts, and any related gain or loss is included in earnings.

Notes to Consolidated Financial Statements

Intangible Assets and Goodwill - Intangible assets include customer bases, formulas and technology, trademarks and trade names, and backlog, as well as non-amortizing water rights. We assign a value to acquired identifiable intangible assets based on independent third-party appraisals and management's assessment at the time of acquisition. Management estimates the fair value for these identifiable intangible assets using an income valuation approach for customer bases, backlog, formulas and technology, and trademarks and trade names. The cash flow projections include significant judgments and assumptions relating to revenue growth rates; earnings before interest, taxes, depreciation, and amortization; discount rate; contributory asset charges; customer attrition rate; and royalty rates, as applicable. We use a market valuation approach for estimating water rights, and our significant judgments and assumptions include comparable sales data.
NewMarket amortizes the cost of definite-lived intangible assets using the straight-line method over the estimated economic life of the intangible asset. We test indefinite-lived intangible assets for impairment annually and between annual tests if events or circumstances indicate that it is more likely than not that the asset is impaired.
Goodwill arises from the excess of consideration transferred over the fair value of the net assets of businesses acquired. We test goodwill for impairment annually, as well as whenever a significant event or circumstance occurs which could reduce the fair value of the reporting unit to which the goodwill applies below the carrying amount of the reporting unit.
Pension and Postretirement Benefit Plans - We utilize actuarial methods requiring the use of estimates and assumptions in determining the impact of the pension and postretirement benefit plan obligations recorded in the financial statements. These assumptions include the discount rate, rate of projected compensation increase, and the expected long-term rate of return on plan assets.
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
Accrued environmental remediation and monitoring costs relate to an existing condition caused by past operations. NewMarket accrues these costs in current operations in cost of goods sold when it is probable that we have incurred a liability and the amount can be reasonably estimated. These estimates are based on an assessment of the site, available clean-up methods, and prior experience in handling remediation.
When we can reliably determine the amount and timing of future cash flows, we discount these liabilities, incorporating an inflation factor.
Legal Costs - We expense legal costs in the period incurred.
Employee Savings Plan - Most of our full-time salaried and hourly employees may participate in defined contribution savings plans. Employees who are covered by collective bargaining agreements may also participate in a savings plan according to the terms of their bargaining agreements. Employees, as well as NewMarket, contribute to the plans. We made contributions of $7 million in each of 2025, 2024, and 2023 related to these plans.
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

Notes to Consolidated Financial Statements

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
Leases - We determine if an arrangement includes a lease at the inception of the agreement. The right-of-use asset and lease liability are determined at the lease commencement date and are based on the present value of estimated lease payments. We recognized lease expense for operating leases on a straight-line basis over the lease term. For finance leases, we recognize interest expense on the lease liability over the lease term and the right-of-use asset is amortized on a straight-line basis over the lease term.
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
We record all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. We may enter into derivative contracts that are intended to economically hedge certain of our risks, even though hedge accounting does not apply, or we elect not to apply hedge accounting. We do not enter into derivative instruments for speculative purposes. We had no derivative financial instruments outstanding at December 31, 2025 or December 31, 2024.
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

Notes to Consolidated Financial Statements

value of the dividends expected to be paid on the underlying shares during the vesting period, discounted at the risk-free interest rate.
We recognize stock-based compensation expense for the number of awards expected to vest on a straight-line basis over the requisite service period.
Supplier Finance Programs - We offer our vendors a supplier finance program, which allows our vendors to receive payment from a third-party finance provider earlier than our normal payment terms would provide. NewMarket and its subsidiaries are not a party to the arrangement between our vendor and the finance provider, and there are no assets pledged as security or other forms of guarantees provided by NewMarket to the finance provider. For those vendors who opt to participate in the program, we pay the finance provider the full amount of the invoices on the normal due date. The amount of invoices confirmed and paid through the supplier finance program was not material during the year ended December 31, 2025.
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
2.    Acquisition of Businesses
We account for acquisitions using the acquisition method of accounting for business combinations under the provisions of Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) Topic 805, Business Combinations (ASC 805) and have included the results of operations of acquired businesses in our Consolidated Statements of Income from the date of acquisition.
The allocation of the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed was developed using estimates of fair value.
Calca Solutions, LLC
On October 1, 2025, we completed the acquisition of Mars TopCo, LLC, the ultimate parent company of Calca Solutions, LLC (Calca) for approximately $218 million. Calca has one manufacturing facility in Louisiana and is the nation's leading producer of Ultra Pure® and high-purity hydrazine - essential, mission-critical propellants that enable advanced aerospace and defense applications. Calca's products are integral to in-space propulsion systems for satellites, space probes, and other vehicles that operate in the most demanding environments. For more than 70 years, Calca has supplied high-purity hydrazine to the U.S. Department of War's Defense Logistics Agency - Energy.
This acquisition was funded by cash on hand and borrowings under our revolving credit facility and is subject to a customary final post-closing adjustment for working capital. Acquisition-related charges of $1 million consisted primarily of legal and professional fees and are included in selling, general, and administrative expenses in our Consolidated Statement of Income for the year ended December 31, 2025.
We have initiated a purchase price valuation to determine the fair values of the tangible and intangible assets acquired and liabilities assumed and the amount of goodwill to be recognized as of the acquisition date. The amounts recorded for certain assets and liabilities, including but not limited to deferred taxes, intangible assets, and goodwill, are preliminary and are subject to adjustment if additional information is obtained about facts that existed as of the acquisition date. The final determination of the fair values of certain assets and liabilities will be completed within the measurement period of up to one year from the acquisition date.

Notes to Consolidated Financial Statements

A preliminary allocation of the purchase price of Calca is as follows (in millions):

Cash and cash equivalents	$6
Trade and other accounts receivable, net	4
Inventories	5
Prepaid expenses and other current assets	1
Property, plant, and equipment, net	23
Goodwill	44
Intangible assets	175
Accounts payable	(3)
Accrued expenses	(4)
Other noncurrent liabilities	(33)
Fair value of net assets acquired	$218

Identified intangible assets acquired consisted of the following (in millions):

	Fair Value	Estimated Useful Lives (in years)
Customer base	$123	9 to 20
Backlog	20	5
Formulas and technology	31	9 to 20
Trademarks and trade names	1	5
Total identified intangible assets	$175
As part of the acquisition, we recorded $44 million of goodwill. The goodwill recognized is attributable to increased access to mission-critical, resilient sectors with a role in global safety, security, and space exploration, as well as the skilled assembled workforce of Calca. All of the goodwill recognized is part of the specialty materials segment, and none is deductible for income tax purposes.
American Pacific Corporation
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
AMPAC is qualified on many NASA and Department of War programs and has been serving space launch and national defense programs for more than 60 years. The acquisition of AMPAC expanded our presence in mission-critical, resilient sectors. It was funded by cash on hand and borrowings under our then existing revolving credit facility. The purchase consideration was subject to a customary post-closing adjustment for working capital, which was finalized during the second quarter of 2024. Acquisition-related charges of $1 million consisted primarily of legal and professional fees and are included in selling, general, and administrative expenses in our Consolidated Statement of Income for the year ended December 31, 2024.

Notes to Consolidated Financial Statements

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
The following table presents the financial results for AMPAC from the date of acquisition through December 31, 2024 (in thousands). These results include a charge related to the sale of finished goods inventory acquired, which was recorded at fair value on the acquisition date and sold to customers during 2024.

AMPAC	January 16 to December 31, 2024
Net sales	$141,243
Income before income tax expense	17,755
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

Notes to Consolidated Financial Statements

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
Additionally, we have revenue from the manufacture and sale of critical specialty materials products used primarily in solid rocket motors for space launch and military defense applications, as well as propellants that enable advanced aerospace and defense applications and are integral to in-space propulsion systems for satellites and space probes. The sale of specialty materials products is predominantly to customers located in the United States, with limited amounts to customers in other countries. Our specialty materials customers are primarily contractors or subcontractors of the U.S. government, as well as the U.S. government. Specialty materials contracts generally include one performance obligation, which is typically satisfied at a point in time when the products are shipped from the plant sites.
While some of our customers have payment terms beyond 30 days, we do not provide extended payment terms of a year or more, nor do our contracts include a financing component. Our allowance for credit losses is immaterial, as are any bad debts we have incurred. In limited cases, we collect funds in advance of shipping product to our customers and recognizing the related revenue. These prepayments from customers are recorded as a contract liability until we recognize the revenue. Prepayments from our customers totaled $18 million at December 31, 2025 and $0.1 million at December 31, 2024. Revenue recognized from funds collected in advance from customers in an earlier period was $0.1 million in 2025, $0.4 million in 2024, and $1 million in 2023.
We recognize revenue when control of the product is transferred to our customer and for an amount that reflects the consideration we expect to collect from the customer. Control is generally transferred to the customer when title transfers (which may include physical possession by the customer), we have a right to payment from the customer, the customer has accepted the product, and the customer has assumed the risks and rewards of ownership. We have supplier managed inventory arrangements with some of our customers to facilitate on-demand product availability. In some cases, the inventory resides at a customer site, but title has not transferred, we are not entitled to payment, and we have not invoiced for the product. We have evaluated the contract terms under these arrangements and have determined that control transfers when the customer uses the product, at which time revenue is recognized.

Notes to Consolidated Financial Statements

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
Some of our contracts include variable consideration in the form of rebates, including tiered pricing, and/or business development funds. We estimate rebates at the point of sale as contra-revenue. The estimates are based on our best judgment at the time of sale, which includes anticipated as well as historical performance. Depending upon the specific terms of a business development fund, amounts are accrued as contra-revenue at the point of sale or are expensed when costs are incurred by us. We regularly review rebates, tiered pricing, and business development funds and make adjustments when necessary, recognizing the full amount of any adjustment in the period identified. We recognized an increase to net sales of $3 million in 2025, $4 million in 2024, and $5 million in 2023 related to adjustments to rebates or business development funds which were recognized in revenue in a prior period. At December 31, 2025, accrued rebates were $21 million and accrued business development funds were $0.3 million. At December 31, 2024, accrued rebates were $25 million and accrued business development funds were $0.2 million.

The following table provides information on our net sales by geographic area. Information on net sales by segment is in Note 5.

	Years Ended December 31,
(in thousands)	2025	2024	2023
Net sales
United States	$1,067,306	$1,095,881	$972,954
Europe, Middle East, Africa, India	818,833	786,764	791,744
Asia Pacific	518,478	573,312	582,971
Other foreign	320,552	330,601	350,750
Net sales	$2,725,169	$2,786,558	$2,698,419
4.    Earnings Per Share
We had 37,225 shares in 2025, 35,222 shares in 2024, and 34,006 shares in 2023 of nonvested restricted stock that were excluded from the calculation of diluted earnings per share, as their effect on earnings per share would have been anti-dilutive.
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

	Years Ended December 31,
(in thousands, except per-share amounts)	2025	2024	2023
Earnings per share numerator:
Net income attributable to common shareholders before allocation of earnings to participating securities	$418,747	$462,413	$388,864
Earnings allocated to participating securities	(1,615)	(1,652)	(1,339)
Net income attributable to common shareholders after allocation of earnings to participating securities	$417,132	$460,761	$387,525
Earnings per share denominator:
Weighted-average number of shares of common stock outstanding - basic and diluted	9,386	9,555	9,583
Earnings per share - basic and diluted	$44.44	$48.22	$40.44

Notes to Consolidated Financial Statements

5.    Segment and Geographic Area Information
Segment Information -We have two reportable segments – petroleum additives and specialty materials. The petroleum additives segment includes lubricant and fuel additives which are necessary for the efficient and reliable operation of vehicles and machinery. The specialty materials segment includes critical materials used in solid rocket motors for space launch and military defense applications as well as propellants that enable advanced aerospace and defense applications and are integral to in-space propulsion systems for satellites and space probes. The petroleum additives and specialty materials segments are managed separately by the president of Afton and the executive vice president, specialty materials, respectively. The “All other” category shown in the tables below includes the operations of the antiknock compounds business, as well as certain contracted manufacturing and related services associated with Ethyl.
We have determined that our chief executive officer is the chief operating decision maker (CODM) who makes key operating decisions and assesses the performance of the reportable segments. The CODM evaluates performance based on segment operating profit and considers budgeted and forecasted variances to actual results in allocating resources to the segments.
The segment accounting policies are the same as those described in Note 1. NewMarket Services expenses are billed to Afton, AMPAC, Calca, and Ethyl based on the services provided. Depreciation on segment property, plant, and equipment, as well as amortization of segment definite-lived intangible assets and lease right-of-use assets are included in segment operating profit. No material transfers occurred between any of the petroleum additives segment, specialty materials segment, and the “All other” category during the periods presented.
The table below reports net sales and operating profit by segment, as well as a reconciliation to income before income tax expense, for the last three years. No single customer accounted for 10% or more of our total net sales in 2025, 2024, or 2023.

Notes to Consolidated Financial Statements

	Years Ended December 31,
(in thousands)	2025	2024	2023
Net sales
Petroleum additives
Lubricant additives	$2,155,972	$2,246,293	$2,295,440
Fuel additives	377,638	389,949	394,269
Total	2,533,610	2,636,242	2,689,709
Specialty materials	182,482	141,243	0
All other	9,077	9,073	8,710
Total net sales	$2,725,169	$2,786,558	$2,698,419

Segment operating profit
Petroleum additives
Net sales	$2,533,610	$2,636,242	$2,689,709
Cost of goods sold	(1,748,787)	(1,791,481)	(1,914,337)
Research, development, and testing expenses	(132,091)	(124,898)	(137,998)
Other segment items	(132,680)	(128,009)	(122,946)
Petroleum additives segment operating profit	520,052	591,854	514,428

Specialty materials
Net sales	182,482	141,243	0
Other segment items	(135,455)	(123,791)	0
Specialty materials segment operating profit	47,027	17,452	0

Total segment operating profit	567,079	609,306	514,428

All other	(4,765)	(2,283)	(4,986)
Corporate, general, and administrative expenses	(18,633)	(17,332)	(26,147)
Interest and financing expenses, net	(39,693)	(57,366)	(37,359)
Other income (expense), net	56,574	51,782	43,026
Income before income tax expense	$560,562	$584,107	$488,962
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

Notes to Consolidated Financial Statements

	Years Ended December 31,
(in thousands)	2025	2024	2023
Additions to long-lived assets
Petroleum additives	$75,639	$72,126	$72,038
Specialty materials	50,716	4,144	0
All other	16	2	1
Corporate	5,062	2,125	2,018
Total additions to long-lived assets	$131,433	$78,397	$74,057
Depreciation and amortization
Petroleum additives	$79,624	$79,241	$74,471
Specialty materials	39,000	33,849	0
All other	49	46	45
Corporate	3,749	3,821	3,494
Total depreciation and amortization	$122,422	$116,957	$78,010
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

	Years Ended December 31,
(in thousands)	2025	2024	2023
Net sales
United States	$1,067,306	$1,095,881	$972,954
Europe, Middle East, Africa, India	818,833	786,764	791,744
Asia Pacific	518,478	573,312	582,971
Other foreign	320,552	330,601	350,750
Total net sales	$2,725,169	$2,786,558	$2,698,419

	December 31,
(in thousands)	2025	2024
Long-lived assets
United States	$533,286	$484,265
Singapore	216,768	227,287
Other foreign	134,788	128,204
Total long-lived assets	$884,842	$839,756

Notes to Consolidated Financial Statements

6.    Supplemental Cash Flow Information

	Years Ended December 31,
(in thousands)	2025	2024	2023
Cash paid during the year for
Interest and financing expenses (net of capitalization)	$38,844	$55,905	$36,644
Income taxes	133,093	119,534	132,928
Supplemental disclosure of non-cash transactions
Non-cash additions to property, plant, and equipment	$7,843	$3,015	$1,788
7.    Trade and Other Accounts Receivable, Net

	December 31,
(in thousands)	2025	2024
Trade receivables	$362,413	$345,845
Income and other tax receivables	53,699	38,811
Other	5,972	10,794
	$422,084	$395,450
8.    Inventories

	December 31,
(in thousands)	2025	2024
Finished goods and work-in-process	$394,787	$403,459
Raw materials	76,629	77,258
Stores, supplies, and other	30,841	24,709
	$502,257	$505,426
Our U.S. petroleum additives finished goods, work-in-process, and raw materials inventories, which are stated on the LIFO basis, amounted to $138 million at December 31, 2025 and were below replacement cost by approximately $91 million. At December 31, 2024, LIFO basis inventories were $142 million, which was approximately $93 million below replacement cost.
Our foreign inventories amounted to $316 million at December 31, 2025 and $329 million at December 31, 2024.
Reserves for obsolete and slow-moving inventory included in the table above were not material at December 31, 2025 or December 31, 2024.
9.    Prepaid Expenses and Other Current Assets

	December 31,
(in thousands)	2025	2024
Dividend funding	$23,805	$22,037
Income taxes on intercompany profit	12,350	7,962
Other	21,618	21,204
	$57,773	$51,203

Notes to Consolidated Financial Statements

10.    Property, Plant, and Equipment, net

	December 31,
(in thousands)	2025	2024
Land	$42,000	$37,652
Land improvements	72,876	68,832
Leasehold improvements	2,735	2,034
Buildings	186,590	180,235
Machinery and equipment	1,494,910	1,433,903
Construction in progress	54,278	33,385
	1,853,389	1,756,041
Less: accumulated depreciation and amortization	1,077,909	1,020,680
Net property, plant, and equipment	$775,480	$735,361
We depreciate the cost of property, plant, and equipment using the straight-line method over the following estimated useful lives:

Land improvements	3 - 40 years
Buildings	7 - 40 years
Machinery and equipment	1 - 30 years
Depreciation expense was $72 million in 2025, $72 million in 2024, and $56 million in 2023.
11.    Intangibles (Net of Amortization) and Goodwill
The net carrying amount of intangibles and goodwill was $941 million at December 31, 2025 and $750 million at December 31, 2024. The gross carrying amount and accumulated amortization of each type of intangible asset and goodwill are presented in the table below.

	December 31,
	2025		2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Customer bases	$403,310	$37,626	$280,440	$19,856
Formulas and technology	90,820	14,745	60,000	7,220
Trademarks and trade names	31,020	3,976	30,000	1,925
Backlog	19,870	1,036	0	0
Water rights	29,392		29,392
Goodwill	424,127		379,593
	$998,539	$57,383	$779,425	$29,001
Amortization expense		$28,382		$24,462
Amortization expense was $2 million in 2023. Of the total intangibles (net of amortization) and goodwill at December 31, 2025, $124 million is attributable to the petroleum additives segment and $817 million is attributable to the specialty materials segment. The change in the gross carrying amount between 2024 and 2025 is due to the identifiable intangible assets and goodwill from the acquisition of Calca, as well as the foreign currency fluctuation on goodwill in the petroleum additives segment. See Note 2 for further information on the intangibles and goodwill obtained with the Calca acquisition. There is no accumulated goodwill impairment.

Notes to Consolidated Financial Statements

Estimated annual amortization expense related to our intangible assets for the next five years is shown in the table below (in thousands).

2026	$37,426
2027	37,426
2028	37,377
2029	37,236
2030	36,149
We amortize the formulas and technology over a period of 8 to 20 years, the customer bases over 9 to 20 years, the trademarks and trade names over 5 to 15 years, and the backlog over 5 years.
12.    Deferred Charges and Other Assets

	December 31,
(in thousands)	2025	2024
Finance lease right-of-use assets	$31,095	$33,142
Deferred income tax assets	2,580	2,066
Asbestos insurance receivables	2,783	2,749
Deferred financing costs, net of amortization	1,350	1,792
Other	13,989	12,781
	$51,797	$52,530
Deferred financing costs, net of amortization, in the table above include only those costs associated with the revolving credit facility. The amount of deferred financing costs, net of amortization, related to the 2.70% senior notes and the term loan is reported as a component of long-term debt. See Note 14 for further information on our long-term debt.
13. Accrued Expenses

	December 31,
(in thousands)	2025	2024
Employee benefits, payroll, and related taxes	$40,673	$38,182
Customer rebates	20,857	24,580
Customer prepayment	18,409	102
Interest on long-term debt	6,916	7,832
Taxes other than income and payroll	5,339	4,150
Other	17,580	14,431
	$109,774	$89,277

Notes to Consolidated Financial Statements

14.    Long-term Debt

	December 31,
(in thousands)	2025	2024
Senior notes - 2.70% due 2031 (net of related deferred financing costs)	$395,391	$394,506
Revolving credit facility	288,000	77,000
Senior notes - 3.78% due 2029	200,000	250,000
Term Loan (net of related deferred financing costs)	0	249,775
	$883,391	$971,281
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
We were in compliance with all covenants under the indenture governing the 2.70% senior notes as of December 31, 2025 and December 31, 2024.
3.78% Senior Notes - On January 4, 2017, we issued $250 million in senior unsecured notes in a private placement with The Prudential Insurance Company of America and certain other purchasers. These notes bear interest at 3.78% with interest payable semiannually. We have made two principal payments of $50 million each on January 4, 2025 and January 5, 2026. We have three remaining principal payments of $50 million due January 4 of each year through 2029. We have the right to make optional prepayments on the notes at any time, subject to certain limitations. The note purchase agreement contains representations, warranties, terms, and conditions customary for transactions of this type. These include negative covenants, certain financial covenants, and events of default which are substantially similar to the covenants and events of default in our revolving credit facility.
We were in compliance with all covenants under the 3.78% senior notes as of December 31, 2025 and December 31, 2024.
Term Loan - On January 22, 2024, we entered into a credit agreement for an unsecured $250 million term loan (the Term Loan Credit Agreement), which had a maturity date of January 22, 2026. We borrowed the entire $250 million available under the Term Loan Credit Agreement and paid financing costs of $0.4 million, which were amortized over the term that the principal was outstanding under the agreement. We were required to repay the principal amount borrowed under the term loan in full at maturity. Subject to the conditions set forth in the Term Loan Credit Agreement, we had the option to prepay, without penalty, amounts borrowed under the term loan, together with any accrued and unpaid interest, prior to maturity. Any amounts prepaid prior to maturity were not available for additional borrowings by us. We repaid the Term Loan Credit Agreement in full during 2025 and there are no remaining obligations related to the loan as of December 31, 2025.
The principal amount borrowed under the term loan bore interest at a variable rate equal to Term SOFR plus the Applicable Rate. The Applicable Rate was based, at our option, on either our Leverage Ratio or Ratings Level. All capitalized terms are as defined in the Term Loan Credit Agreement.

Notes to Consolidated Financial Statements

The Term Loan Credit Agreement contained certain customary covenants, including financial covenants, which required us to maintain a consolidated Leverage Ratio (as defined in the Term Loan Credit Agreement) of no more than 3.75 to 1.00 except during an Increased Leverage Period (as defined in the Term Loan Credit Agreement). We were in compliance with all covenants under the term loan at the time we repaid it in 2025 and as of December 31, 2024.
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
Outstanding borrowings under the revolving credit facility amounted to $288 million at December 31, 2025 and $77 million at December 31, 2024. Outstanding letters of credit amounted to approximately $4 million at both December 31, 2025 and December 31, 2024. The unused portion of the revolving credit facility amounted to $608 million at December 31, 2025 and $819 million at December 31, 2024.
The average interest rate for borrowings under the applicable revolving credit agreement was 5.3% during the year ended December 31, 2025 and 6.5% during the year ended December 31, 2024.
The Revolving Credit Agreement contains certain customary covenants, including financial covenants, which require us to maintain a consolidated Leverage Ratio (as defined in the Revolving Credit Agreement) of no more than 3.75 to 1.00 except during an Increased Leverage Period (as defined in the Revolving Credit Agreement). We were in compliance with all covenants under the revolving credit facility as of December 31, 2025 and December 31, 2024.
15.    Other Noncurrent Liabilities

	December 31,
(in thousands)	2025	2024
Deferred income tax liabilities	$243,761	$162,911
Employee benefits	66,483	62,593
Finance lease liabilities	15,054	17,675
Environmental remediation	10,052	9,657
Asbestos litigation reserve	5,045	4,998
Other	9,112	9,611
	$349,507	$267,445

Notes to Consolidated Financial Statements

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
The maximum aggregate number of shares of our common stock that may be issued under the Plan is 250,000. At December 31, 2025, 231,840 shares were available for grant. During 2025, we granted 720 shares to five of our non-employee directors, which vested immediately.
A summary of activity during 2025 related to NewMarket’s restricted stock and restricted stock units (stock awards) is presented below in whole shares.

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested stock awards at January 1, 2025	36,460	$410.00
Granted in 2025	8,740	562.19
Vested in 2025	(5,356)	414.19
Forfeited in 2025	(1,385)	448.93
Unvested stock awards at December 31, 2025	38,459	442.60
The weighted average grant-date fair value was $621.31 for stock awards granted in 2024 and $341.93 for stock awards granted in 2023. The fair value of shares vested was $2 million in both 2025 and 2024 and $3 million in 2023. We recognized compensation expense of $3 million in 2025, $2 million in 2024 and $4 million in 2023 related to stock awards. At December 31, 2025, total unrecognized compensation expense related to stock awards was $8 million, which is expected to be recognized over a period of 2.3 years.
17.    Leases
Our leases are for land, real estate, railcars, vehicles, pipelines, plant equipment, and office equipment. We have leases with remaining terms ranging from less than one year to 45 years. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Notes to Consolidated Financial Statements

The components of lease cost are shown in the table below.

	Years Ended December 31,
(in thousands)	2025	2024	2023
Operating lease cost	$21,684	$19,574	$19,242
Finance lease cost:
Amortization of right-of-use assets	2,735	2,610	2,547
Interest on lease liabilities	583	621	657
Short-term lease cost	2,179	2,293	2,463
Variable lease cost	6,702	6,755	5,539
Total lease cost	$33,883	$31,853	$30,448
Variable lease costs also include leases that do not have a right-of-use asset or lease liability but are capitalized as part of inventory.
Supplemental balance sheet information related to leases follows.

		December 31,
(in thousands)	Balance Sheet Classification	2025	2024
Operating leases
Right-of-use assets	Operating lease right-of-use assets, net	$78,267	$71,253

Current liability	Operating lease liabilities	$16,205	$15,337
Noncurrent liability	Operating lease liabilities-noncurrent	62,045	54,754
		$78,250	$70,091

Finance leases
Right-of-use assets	Deferred charges and other assets	$31,095	$33,142

Current liability	Other current liabilities	$3,071	$2,938
Noncurrent liability	Other noncurrent liabilities	15,054	17,675
		$18,125	$20,613

	December 31,
	2025	2024	2023
Weighted average remaining lease term (in years)
Operating leases	11	11	12
Finance leases	12	13	14

Weighted average incremental borrowing rate
Operating leases	4.56%	4.37%	4.07%
Finance leases	3.02%	3.01%	2.92%

Notes to Consolidated Financial Statements

Supplemental cash flow information related to leases follows.

	Years Ended December 31,
(in thousands)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$21,696	$19,734	$19,929
Operating cash flows from finance leases	578	617	656
Financing cash flows from finance leases	3,195	2,797	3,087

Right-of-use assets obtained in exchange for new lease obligations
Operating leases	$25,523	$20,085	$25,339
Finance leases	632	992	425
Maturities of lease liabilities at December 31, 2025 follow.

(in thousands)	Operating Leases	Finance Leases
2026	$19,308	$3,563
2027	16,060	3,548
2028	12,509	3,529
2029	10,235	3,502
2030	7,507	3,238
Thereafter	35,098	2,314
Total lease payments	100,717	19,694
Less: imputed interest	22,467	1,569
Total lease obligations	$78,250	$18,125
Operating lease payments in the table above include approximately $16 million related to options to extend lease terms that are reasonably certain of being exercised. At December 31, 2025, we had operating lease commitments of approximately $0.2 million and finance lease commitments of approximately $8 million, which are not included in the above table. Most of the commitments relate to equipment that is being constructed or procured by the future lessors and office space. These leases are expected to commence in 2026.
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

Notes to Consolidated Financial Statements

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

	Years Ended December 31,
	Pension Benefits			Postretirement Benefits
(in thousands)	2025	2024	2023	2025	2024	2023
Net periodic benefit cost (income)
Service cost	$11,314	$12,339	$10,399	$563	$648	$520
Interest cost	24,797	22,329	18,212	1,597	1,611	1,582
Expected return on plan assets	(60,467)	(53,864)	(46,039)	(800)	(769)	(781)
Amortization of prior service cost (credit)	186	186	186	(3,028)	(3,028)	(3,028)
Amortization of actuarial net (gain) loss	(4,060)	(1,709)	(1,598)	(354)	(136)	(275)
Net periodic benefit cost (income)	(28,230)	(20,719)	(18,840)	(2,022)	(1,674)	(1,982)
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss)
Actuarial net (gain) loss	(37,087)	(80,585)	(34,997)	(681)	(934)	918
Prior service cost (credit)	32	0	648	0	0	0
Amortization of actuarial net gain (loss)	4,060	1,709	1,598	354	136	275
Amortization of prior service (cost) credit	(186)	(186)	(186)	3,028	3,028	3,028
Total recognized in other comprehensive income (loss)	(33,181)	(79,062)	(32,937)	2,701	2,230	4,221
Total recognized in net periodic benefit cost (income) and other comprehensive income (loss)	$(61,411)	$(99,781)	$(51,777)	$679	$556	$2,239

Notes to Consolidated Financial Statements

Changes in the plans’ benefit obligations and assets follow.

	December 31,
	Pension Benefits		Postretirement Benefits
(in thousands)	2025	2024	2025	2024
Change in benefit obligation
Benefit obligation at beginning of year	$433,934	$355,913	$29,252	$29,832
Service cost	11,314	12,339	563	648
Interest cost	24,797	22,329	1,597	1,611
Actuarial net (gain) loss	74	(25,961)	(708)	(313)
Acquisition	0	91,872	0	0
Plan amendment	32	0	0	0
Benefits paid	(24,303)	(22,558)	(2,369)	(2,526)
Benefit obligation at end of year	445,848	433,934	28,335	29,252
Change in plan assets
Fair value of plan assets at beginning of year	791,993	625,259	20,445	20,375
Actual return on plan assets	97,628	108,487	773	1,389
Acquisition	0	75,834	0	0
Employer contributions	3,362	4,971	1,229	1,207
Benefits paid	(24,303)	(22,558)	(2,369)	(2,526)
Fair value of plan assets at end of year	868,680	791,993	20,078	20,445
Funded status	$422,832	$358,059	$(8,257)	$(8,807)
Amounts recognized in the Consolidated Balance Sheets
Noncurrent assets	$457,349	$392,967	$0	$0
Current liabilities	(3,868)	(3,836)	(1,062)	(1,109)
Noncurrent liabilities	(30,649)	(31,072)	(7,195)	(7,698)
	$422,832	$358,059	$(8,257)	$(8,807)
Amounts recognized in accumulated other comprehensive income (loss)
Actuarial net (gain) loss	$(186,115)	$(153,088)	$(7,743)	$(7,416)
Prior service cost (credit)	267	421	(4,477)	(7,505)
	$(185,848)	$(152,667)	$(12,220)	$(14,921)
The AMPAC defined benefit plan was merged with and into the Salaried Plan during 2024. Further information on the acquisition is in Note 2.
The accumulated benefit obligation for all domestic defined benefit pension plans was $411 million at December 31, 2025 and $400 million at December 31, 2024.
The fair market value of plan assets exceeded both the accumulated benefit obligation and projected benefit obligation for all domestic plans, except the nonqualified plan, at December 31, 2025 and December 31, 2024.
The net asset position for plans in which assets exceeded the projected benefit obligation is included in prepaid pension cost on the Consolidated Balance Sheets. The net liability position of plans in which the projected benefit obligation exceeded assets is included in other noncurrent liabilities on the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements

A portion of the accrued benefit cost for the nonqualified plan is included in current liabilities at both December 31, 2025 and December 31, 2024. As the nonqualified plan is unfunded, the amount reflected in current liabilities represents the expected benefit payments related to the nonqualified plan during the following year.
The table below shows selected information on domestic defined benefit pension and postretirement plans.

	December 31,
(in thousands)	2025	2024
Pension plans with the accumulated benefit obligation in excess of the fair market value of plan assets
Accumulated benefit obligation	$33,741	$34,481
Fair market value of plan assets	0	0

Pension plans with the projected benefit obligation in excess of the fair market value of plan assets
Projected benefit obligation	34,518	34,908
Fair market value of plan assets	0	0

Postretirement benefit plans with the accumulated postretirement benefit obligation in excess of the fair market value of plan assets
Accumulated postretirement benefit obligation	18,296	18,467
Fair market value of plan assets	0	0
There are no assets held by the trustee for the retired beneficiaries of the nonqualified plan. Payments to retired beneficiaries of the nonqualified plan are made with cash from operations. The postretirement healthcare benefits are also unfunded and paid with cash from operations. The benefits from the postretirement life insurance plan are funded through an insurance contract.
Assumptions - We used the following assumptions to calculate the results of our retirement plans.

	Pension Benefits			Postretirement Benefits
	2025	2024	2023	2025	2024	2023
Weighted-average assumptions used to determine net periodic benefit cost (income) for years ended December 31,
Discount rate	5.875%	5.375%	5.625%	5.875%	5.375%	5.625%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%	4.00%	4.00%	4.00%
Rate of projected compensation increase	3.50%	3.50%	3.50%
Weighted-average assumptions used to determine benefit obligations at December 31,
Discount rate	5.875%	5.875%	5.375%	5.875%	5.875%	5.375%
Rate of projected compensation increase	3.50%	3.50%	3.50%

Notes to Consolidated Financial Statements

For pension plans, we base the assumed expected long-term rate of return for plan assets on an analysis of our actual investments, including our asset allocation, as well as an analysis of expected returns. This analysis reflects the expected long-term rates of return for each significant asset class and economic indicator. The range of returns relies both on forecasts and on broad-market historical benchmarks for expected return, correlation, and volatility for each asset class. Our asset allocation is predominantly weighted towards equities. Through ongoing monitoring of our investments and review of market data, we have determined that we should maintain the expected long-term rate of return for our U.S. plans at 8.0% for the year beginning January 1, 2026. For the postretirement plan, we based the assumed expected long-term rate of return for plan assets on an evaluation of projected interest rates, as well as the guaranteed interest rate for our insurance contract. As a result of that evaluation, we have maintained the expected long-term rate of return at 4.0% for the year beginning January 1, 2026.
Plan Assets - Pension plan assets are held and distributed by trusts and consist principally of equity securities and investment-grade fixed income securities. We invest directly in equity securities, as well as in funds which primarily hold equity and debt securities. Our target allocation is 90% to 97% in equities, 3% to 10% in debt securities and 1% to 5% in cash.
The pension obligation is long-term in nature and the investment philosophy followed by our Pension Investment Committee is likewise long-term in its approach. The majority of the pension funds are invested in equity securities as, historically, equity securities have outperformed debt securities and cash investments, resulting in a higher investment return over the long-term. While in the short-term, equity securities may underperform other investment classes, we are less concerned with short-term results and more concerned with long-term improvement. The pension funds are managed by several different investment companies who predominantly invest in U.S. and international equities. Each investment company’s performance is reviewed quarterly. A small portion of the funds is in investments such as cash and cash equivalents or short-term bonds, which historically has been less vulnerable to short-term market swings. These funds are used to provide the cash needed to meet our monthly obligations.
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

	December 31, 2025				December 31, 2024
		Fair Value Measurements Using				Fair Value Measurements Using
(in thousands)	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Pension Plans
Equity securities:
U. S. companies	$521,658	$521,658	$0	$0	$469,826	$469,826	$0	$0
International companies	40,782	40,782	0	0	34,370	34,370	0	0
Cash and cash equivalents	11,314	11,314	0	0	13,530	13,530	0	0
Pooled investment funds:
Fixed income securities—mutual funds	38,154	38,154	0	0	36,694	36,694	0	0
Equities—mutual fund	255,477	255,477	0	0	236,024	236,024	0	0
Real estate value added fund measured at net asset value	1,295				1,549
	$868,680	$867,385	$0	$0	$791,993	$790,444	$0	$0
Postretirement Plans
Insurance contract	$20,078	$0	$20,078	$0	$20,445	$0	$20,445	$0
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

Notes to Consolidated Financial Statements

Cash Flows - For U.S. plans, NewMarket expects to contribute $4 million to our defined benefit pension plans and $1 million to our postretirement benefit plan in 2026. The expected benefit payments for the next ten years are as follows.

(in thousands)	Expected Pension Benefit Payments	Expected Postretirement Benefit Payments
2026	$24,534	$1,935
2027	25,595	1,865
2028	26,728	1,811
2029	27,830	1,798
2030	28,848	1,792
2031 through 2035	157,402	9,157
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

	Years Ended December 31,
(in thousands)	2025	2024	2023
Net periodic benefit cost (income)
Service cost	$3,412	$4,195	$4,185
Interest cost	6,849	6,488	6,298
Expected return on plan assets	(16,257)	(13,377)	(11,841)
Amortization of prior service cost (credit)	147	142	138
Amortization of actuarial net (gain) loss	(1,041)	(26)	(24)
Settlements	(598)	0	0
Net periodic benefit cost (income)	(7,488)	(2,578)	(1,244)
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss)
Actuarial net (gain) loss	(12,064)	(19,843)	(5,143)
Settlements	598	0	0
Amortization of actuarial net gain (loss)	1,041	26	24
Amortization of prior service (cost) credit	(147)	(142)	(138)
Total recognized in other comprehensive income (loss)	(10,572)	(19,959)	(5,257)
Total recognized in net periodic benefit cost (income) and other comprehensive income (loss)	$(18,060)	$(22,537)	$(6,501)

Notes to Consolidated Financial Statements

Changes in the benefit obligations and assets of the foreign defined benefit pension plans follow.

	December 31,
(in thousands)	2025	2024
Change in benefit obligation
Benefit obligation at beginning of year	$127,112	$145,708
Service cost	3,412	4,195
Interest cost	6,849	6,488
Employee contributions	668	653
Actuarial net (gain) loss	(5,755)	(18,702)
Benefits paid	(5,967)	(7,057)
Settlements	(1,270)	0
Foreign currency translation	11,139	(4,173)
Benefit obligation at end of year	136,188	127,112
Change in plan assets
Fair value of plan assets at beginning of year	209,425	200,303
Actual return on plan assets	22,487	15,308
Employer contributions	4,839	5,280
Employee contributions	668	653
Benefits paid	(5,967)	(7,057)
Settlements	(1,270)	0
Foreign currency translation	17,045	(5,062)
Fair value of plan assets at end of year	247,227	209,425
Funded status	$111,039	$82,313
Amounts recognized in the Consolidated Balance Sheets
Noncurrent assets	$128,704	$97,451
Current liabilities	(394)	(341)
Noncurrent liabilities	(17,271)	(14,797)
	$111,039	$82,313
Amounts recognized in accumulated other comprehensive income (loss)
Actuarial net (gain) loss	$(33,655)	$(23,230)
Prior service cost (credit)	105	252
	$(33,550)	$(22,978)
The settlement in the tables above is the result of a long-tenured employee in our Canadian plan retiring with a lump sum distribution.
The accumulated benefit obligation for all foreign defined benefit pension plans was $125 million at December 31, 2025 and $118 million at December 31, 2024.

Notes to Consolidated Financial Statements

The fair market value of plan assets exceeded both the accumulated benefit obligation and projected benefit obligation for the Canada and U.K. plans at both year-end 2025 and 2024. The net asset position of the Canada and U.K. plans is included in prepaid pension cost on the Consolidated Balance Sheets at December 31, 2025 and December 31, 2024. The accumulated benefit obligation and projected benefit obligation exceeded the fair market value of plan assets for the Germany and Mexico plans at December 31, 2025 and December 31, 2024. At December 31, 2025, the fair market value of plan assets for the Belgium plan exceeded the accumulated benefit obligation but not the projected benefit obligation. At December 31, 2024, the accumulated benefit obligation and projected benefit obligation of the Belgium plan exceeded the fair market value of plan assets. The accrued benefit cost of these plans is included in other noncurrent liabilities on the Consolidated Balance Sheets for both years.
As the Germany plan is unfunded, a portion of the accrued benefit cost is included in current liabilities at year-end 2025 and 2024, reflecting the expected benefit payments related to the plan for the following year.
The table below shows selected information on foreign defined benefit pension plans.

	December 31,
(in thousands)	2025	2024
Pension plans with the accumulated benefit obligation in excess of the fair market value of plan assets
Accumulated benefit obligation	$11,001	$20,149
Fair market value of plan assets	1,771	11,922

Pension plans with the projected benefit obligation in excess of the fair market value of plan assets
Projected benefit obligation	32,219	27,063
Fair market value of plan assets	14,554	11,922

Assumptions - We used the following weighted-average assumptions to calculate the results of our foreign defined benefit pension plans.

	2025	2024	2023
Weighted-average assumptions used to determine net periodic benefit cost (income) for the years ended December 31,
Discount rate	4.96%	4.60%	4.61%
Expected long-term rate of return on plan assets	7.42%	6.70%	6.47%
Rate of projected compensation increase	3.49%	3.52%	3.55%
Weighted-average assumptions used to determine benefit obligations at December 31,
Discount rate	4.98%	4.96%	4.60%
Rate of projected compensation increase	3.50%	3.49%	3.52%
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

	December 31, 2025				December 31, 2024
		Fair Value Measurements Using				Fair Value Measurements Using
(in thousands)	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Insurance contract	$12,783	$0	$12,783	$0	$10,517	$0	$10,517	$0
Debt securities	77	77	0	0	140	140	0	0
Pooled investment funds—mutual funds	1,694	1,694	0	0	1,265	1,265	0	0
Cash and cash equivalents	695	695	0	0	391	391	0	0
Pooled investment funds (measured at net asset value):
Equity securities—U.S. companies	2,289				3,168
Equity securities—international companies	121,510				99,477
Debt securities	57,144				51,947
Diversified growth funds	51,035				42,520
	$247,227	$2,466	$12,783	$0	$209,425	$1,796	$10,517	$0
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

Notes to Consolidated Financial Statements

•The Canada pension plan is invested in a pooled Canadian equity fund, pooled U.S. equity fund, and a pooled diversified fund. The Canadian equity fund invests in a diversification (sector and industry) of equities listed on a recognized Canadian exchange. The pooled U.S. equity fund invests in equities located in the U.S. and recognized on a national exchange. The diversified fund invests in a diversified mix of equities, fixed income securities, cash, and cash equivalent securities. There are no redemption restrictions on the pooled Canadian funds or the pooled U.S. equity fund, and there were no unfunded commitments.
Cash Flows - For foreign defined benefit pension plans, NewMarket expects to contribute $5 million to the plans in 2026. The expected benefit payments for the next ten years for our foreign defined benefit pension plans are shown in the following table.

(in thousands)	Expected Pension Benefit Payments
2026	$7,461
2027	6,599
2028	6,584
2029	7,748
2030	7,790
2031 through 2035	42,287
19.    Income Taxes
Our income before income tax expense, as well as our provision for income taxes, is shown in the table below.

	Years Ended December 31,
(in thousands)	2025	2024	2023
Income before income tax expense
Domestic	$325,117	$351,237	$301,152
Foreign	235,445	232,870	187,810
	$560,562	$584,107	$488,962

Income tax expense
Current income taxes
Federal	$38,860	$62,547	$61,693
State	13,351	18,280	16,616
Foreign	55,221	53,666	36,539
	107,432	134,493	114,848
Deferred income taxes
Federal	26,058	(10,161)	(16,384)
State	6,493	(2,291)	(697)
Foreign	1,832	(347)	2,331
	34,383	(12,799)	(14,750)
Total income tax expense	$141,815	$121,694	$100,098

Notes to Consolidated Financial Statements

The disaggregation of income taxes paid (net of refunds) (in thousands) is shown in the table below:

	Years Ended December 31,
Jurisdiction	2025	2024	2023
Federal	$60,244	$59,448	$74,700
Illinois	6,600	7,063	9,663
Other state	8,767	11,046	9,483
Total state	15,367	18,109	19,146
Singapore	17,417	6,241	6,211
United Kingdom	25,749	16,816	10,692
Mexico	4,542	4,758	7,158
Other foreign	9,774	14,162	15,021
Total foreign	57,482	41,977	39,082
Total cash taxes paid	$133,093	$119,534	$132,928

The reconciliation of the U.S. federal statutory rate to the effective income tax rate follows.

	Years Ended December 31,
	2025		2024		2023
(amount in thousands)	Amount	%	Amount	%	Amount	%
Tax expense at U.S. federal statutory rate	$117,718	21.0%	$122,663	21.0%	$102,682	21.0%
State and local income taxes	15,649	2.8	12,632	2.2	12,576	2.6
Foreign Tax Effects
Singapore
Statutory tax rate difference between Singapore and United States	(2,973)	(0.5)	(3,071)	(0.5)	(8,341)	(1.7)
Other	3,298	0.6	3,805	0.6	4,803	1.0
Other countries	7,466	1.3	4,187	0.7	2,992	0.6
Effect of cross border tax laws
Global intangible low-taxed income, net of foreign tax credits	2,297	0.4	6,246	1.1	1,897	0.4
Foreign derived intangible income	(3,743)	(0.6)	(12,551)	(2.2)	(10,007)	(2.0)
Other	1,901	0.3	(3,277)	(0.6)	(2,178)	(0.5)
Tax credits
Research and development tax credits	(3,163)	(0.6)	(5,470)	(0.9)	(5,432)	(1.1)
Nontaxable or nondeductible items	4,456	0.8	(1,896)	(0.3)	(877)	(0.2)
Changes in unrecognized tax benefits	(1,091)	(0.2)	(1,574)	(0.3)	1,983	0.4
Income tax expense	$141,815	25.3%	$121,694	20.8%	$100,098	20.5%

Notes to Consolidated Financial Statements

State and local income tax expense totaled $20 million for the year ended December 31, 2025 and $16 million for each of the years ended December 31, 2024 and December 31, 2023. The majority of this expense is attributable to operations in Illinois and New Jersey in 2025, Illinois and Pennsylvania in 2024, and Illinois in 2023. The increase in the effective state tax rate from 2024 to 2025 was primarily due to changes in apportionment factors.
Our deferred income tax assets and liabilities follow.

	December 31,
(in thousands)	2025	2024
Deferred income tax assets
Capitalized research expenses	$86,234	$104,162
Lease liabilities	15,868	14,277
Operating loss and other carryforwards	30,730	30,804
Foreign currency translation adjustments	2,312	6,450
Other	15,070	12,495
Gross deferred income tax assets	150,214	168,188
Valuation allowance	(25,071)	(22,661)
Total deferred income tax assets	125,143	145,527
Deferred income tax liabilities
Depreciation	106,844	101,538
Future employee benefits	124,490	102,174
Intangibles	115,161	85,727
Lease assets	15,819	14,737
Other	4,010	2,196
Total deferred income tax liabilities	366,324	306,372
Net deferred income tax (liabilities) assets	$(241,181)	$(160,845)
Net deferred income tax (liabilities) assets in the table above are reflected in the Consolidated Balance Sheets on a net jurisdictional basis. Deferred income tax assets are included in deferred charges and other assets. See Note 12. Deferred income tax liabilities are included in other noncurrent liabilities. See Note 15.
Our deferred taxes are in a net liability position at December 31, 2025. Our deferred tax assets include $31 million of federal and foreign operating loss carryforwards, foreign capital loss carryforwards, and foreign and state tax credits. Certain operating loss carryforwards expire in 2027 through 2042, and certain tax credits expire in 2026 through 2035. Based on current forecasted operating plans and historical profitability, we believe that we will recover the full benefit of our deferred tax assets with the exception of certain of the aforementioned operating loss, capital loss, and tax credit carryforwards. Therefore, as of December 31, 2025, we have recorded a valuation allowance of $25 million. We released a valuation allowance for losses utilized of $0.1 million during 2025 and $0.5 million during 2024.
We do not expect to distribute earnings from our foreign subsidiaries in a manner that would result in significant U.S. tax, as these earnings have been previously taxed in the U.S. or meet the requirements for a dividend received deduction. We recorded a deferred tax liability for the tax impact of these future distributions of $5.7 million as of December 31, 2025 and $0.6 million as of December 31, 2024.
We have not provided a deferred tax liability on approximately $90 million of temporary differences related to investments in foreign subsidiaries that are essentially permanent in duration, as these earnings are considered to be indefinitely reinvested. If we were to repatriate these earnings, we could be subject to income taxes and withholding taxes in various countries. Determination of the amount of unrecognized deferred income tax liability is not practicable due to the complexity associated with the hypothetical calculation.

Notes to Consolidated Financial Statements

A reconciliation of the beginning and ending balances of the unrecognized tax benefits from uncertain positions follows.

	December 31,
(in thousands)	2025	2024	2023
Balance at beginning of year	$7,034	$8,381	$7,879
Increases for tax positions of prior years	859	1,113	1,374
Decreases for tax positions of prior years	(1,173)	0	0
Increases for tax positions of the current year	399	1,488	1,543
Settlements	(721)	(8)	(1,078)
Lapses of statutes	(719)	(3,940)	(1,337)
Balance at end of year	$5,679	$7,034	$8,381
At December 31, 2025, all of the amount of unrecognized tax benefits, if recognized, would affect our effective tax rate.
Our U.S. subsidiaries file a U.S. federal consolidated income tax return. We are currently under a U.S. federal examination for tax year 2022. The federal statute of limitations has expired on all years prior to 2022. We are also currently under examination by various foreign jurisdictions and remain subject to examination until the statute of limitations expires for the respective tax jurisdiction. We are not currently under income tax audit in any U.S. states. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 years to 5 years. Years still open to examination by foreign tax authorities in major jurisdictions include: the U.K. (2022 and forward); Singapore (2021 and forward); Belgium (2023 and forward); and Mexico (2021 and forward).
20.    Fair Value Measurements
The carrying amount of cash and cash equivalents in the Consolidated Balance Sheets, as well as the fair value, was $78 million at December 31, 2025 and $77 million at December 31, 2024. The fair value is categorized in Level 1 of the fair value hierarchy.
No material events occurred during 2025 requiring adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.
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

	December 31, 2025		December 31, 2024
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$883,391	$850,535	$971,281	$906,925
21.    Commitments and Contingencies
Contractual Commitments - We have non-lease contractual obligations for the construction of assets, as well as purchases of property and equipment, of approximately $16 million at December 31, 2025, all of which are due within one year. From time to time, we also have commitments for leases which have not yet commenced. See Note 17.

Notes to Consolidated Financial Statements

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
Future payments for purchase obligations as of December 31, 2025 are shown in the table below (in thousands).

2026	$13,000
2027	16,297
2028	6,560
2029	6,539
2030	8,368
After 2030	17,303
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

Notes to Consolidated Financial Statements

Based on the above assumptions, we have provided an undiscounted liability related to premises asbestos claims of $7 million at both December 31, 2025 and December 31, 2024. The liabilities related to premises asbestos claims are included in accrued expenses (current portion) and other noncurrent liabilities on the Consolidated Balance Sheets.  Certain of these costs are recoverable through the settlement agreements with The Travelers Indemnity Company and with Albemarle Corporation.  The receivable for these recoveries related to premises asbestos liabilities was $4 million at both December 31, 2025 and December 31, 2024.  These receivables are included in trade and other accounts receivable, net on the Consolidated Balance Sheets for the current portion.  The noncurrent portion is included in deferred charges and other assets.
Environmental - We are involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination, disposal of hazardous waste, and other environmental matters at several of our current or former facilities, or at third-party sites where we have been designated as a potentially responsible party. While we believe we are currently adequately accrued for known environmental issues, it is possible that unexpected future costs could have a significant impact on our consolidated financial position, results of operations, and cash flows. Our total accruals for environmental remediation, dismantling, and decontamination were approximately $14 million at December 31, 2025 and $11 million at December 31, 2024. Of the total accrual, the current portion is included in accrued expenses, and the noncurrent portion is included in other noncurrent liabilities on the Consolidated Balance Sheets.
Our more significant environmental sites include a former plant site in Baton Rouge, Louisiana and a Houston, Texas plant site. Together, the amounts accrued on a discounted basis related to these sites represented approximately $9 million of the total accrual at both December 31, 2025 and December 31, 2024, using discount rates ranging from 3% to 9% for both periods. The aggregate, undiscounted amount for these sites was $11 million at both December 31, 2025 and December 31, 2024. Of the total accrued for these two sites, the amount related to remediation of groundwater and soil was $4 million for each of the Louisiana site and Texas site at both December 31, 2025 and December 31, 2024.

Notes to Consolidated Financial Statements

22.    Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)
The balances of, and changes in, the components of accumulated other comprehensive income (loss), net of tax, are shown in the table below.

(in thousands)	Pension Plans and Other Postretirement Benefits	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2022	$54,562	$(126,557)	$(71,995)
Other comprehensive income (loss) before reclassifications	28,907	25,520	54,427
Amounts reclassified from accumulated other comprehensive income (loss) (a)	(3,503)	0	(3,503)
Other comprehensive income (loss)	25,404	25,520	50,924
Balance at December 31, 2023	79,966	(101,037)	(21,071)
Other comprehensive income (loss) before reclassifications	75,382	(18,051)	57,331
Amounts reclassified from accumulated other comprehensive income (loss) (a)	(3,390)	0	(3,390)
Other comprehensive income (loss)	71,992	(18,051)	53,941
Balance at December 31, 2024	151,958	(119,088)	32,870
Other comprehensive income (loss) before reclassifications	36,639	43,367	80,006
Amounts reclassified from accumulated other comprehensive income (loss) (a)	(6,053)	0	(6,053)
Other comprehensive income (loss)	30,586	43,367	73,953
Balance at December 31, 2025	$182,544	$(75,721)	$106,823
(a) The pension plan and other postretirement benefit components of accumulated other comprehensive income (loss) are included in the computation of net periodic benefit cost (income). See Note 18 for further information.

23.    Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
On January 1, 2025, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Update No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". Disclosures required by the adoption have been included in Note 19.
Recently Issued Accounting Pronouncements
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
In December 2025, the FASB issued Accounting Standards Update No. 2025-10, "Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities" (ASU 2025-10). The FASB issued ASU 2025-10 to establish authoritative guidance on the accounting for government grants received by business entities. ASU 2025-10 is effective for our annual and quarterly reporting periods beginning after December 15, 2028. Early adoption is permitted. We are currently assessing the impact that the adoption of ASU 2025-10 will have on our consolidated financial statements.

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
There has been no change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2025. The effectiveness of our internal control over financial reporting as of December 31, 2025, has been audited by PricewaterhouseCoopers LLP (PCAOB ID 238), an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.

ITEM 9B.    OTHER INFORMATION
During the quarter ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of NewMarket Corporation adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) or Regulation S-K.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our definitive Proxy Statement for our 2026 annual meeting of shareholders (Proxy Statement) under the headings entitled “Election of Directors,” “Committees of Our Board,” "Code of Conduct," "Insider Trading Policies and Procedures," “Certain Relationships and Related Transactions,” and “Delinquent Section 16(a) Reports” and is included in Part I of this Form 10-K under the heading entitled “Information about our Executive Officers.”
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
The following table presents information as of December 31, 2025 with respect to equity compensation plans under which shares of our common stock are authorized for issuance.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by shareholders:
2023 Incentive Compensation and Stock Plan	0	$0	231,840
Equity compensation plans not approved by shareholders (b)	0	0	0
Total	0	$0	231,840
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

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income for each of the three years in the period ended December 31, 2025

Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2025

Consolidated Balance Sheets as of December 31, 2025 and 2024

Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 2025

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2025

Notes to Consolidated Financial Statements

(A)(2)	Financial Statement Schedules—none required

(A)(3)	Exhibits

	3.1	Articles of Incorporation Amended and Restated effective April 27, 2012 (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 1-32190) filed April 30, 2012)

	3.2	NewMarket Corporation Bylaws Amended and Restated effective August 6, 2015 (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 1- 32190) filed August 6, 2015)

	4.1	Description of Company's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, (incorporated by reference to Exhibit 4.1 to Form 10-K (File No. 1-32190) filed February 16, 2021)

	4.2	Indenture, dated as of March 18, 2021, between NewMarket Corporation and Wells Fargo Bank, National Association, as trustee (as succeeded by U.S. Bank Trust Company, National Association) (incorporated by reference to exhibit 4.1 to Form 8-K (File No. 1- 32190) filed March 18, 2021)

	4.3	First Supplemental Indenture, dated as of March 18, 2021, between NewMarket Corporation and Wells Fargo Bank, National Association, as trustee (as succeeded by U.S. Bank Trust Company, National Association) (incorporated by reference to exhibit 4.2 to Form 8-K (File No. 1- 32190) filed March 18, 2021)

	4.4	Form of 2.70% Senior Notes due 2031 (form included as Exhibit A to the First Supplemental Indenture (incorporated by reference to exhibit 4.3 to Form 8-K (File No. 1- 32190) filed March 18, 2021)

	10.1	Note Purchase Agreement dated January 4, 2017, by and among NewMarket Corporation, The Prudential Life Insurance Company of America, The Gibraltar Life Insurance Co., Ltd, The Lincoln National Life Insurance Company and The Prudential Life Insurance Company, Ltd., (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32190) filed January 5, 2017)

	10.2	First Amendment, dated as of October 10, 2017, to Note Purchase Agreement dated January 4, 2017, by and among NewMarket Corporation, The Prudential Insurance Company of America, The Gibraltar Life Insurance Co., Ltd, The Lincoln National Life Insurance Company and The Prudential Life Insurance Company, Ltd. (incorporated by reference to Exhibit 10.2 to Form 10-Q (file No. 1-32190) filed October 26, 2017)

	10.3	Second Amendment, dated as of March 19, 2020, to the Note Purchase agreement dated January 4, 2017, by and among NewMarket Corporation, The Prudential Insurance Company of America, The Gibraltar Life Insurance Co., Ltd, The Lincoln National Life Insurance Company and The Prudential Life Insurance Company, Ltd (incorporated by reference to Exhibit 10.2 to Form 10-Q (file No. 1-32190) filed April 23, 2020)

	10.4	Excess Benefit Plan (incorporated by reference to Exhibit 10.4 to Ethyl Corporation’s Form 10-K (File No. 1-5112) filed February 25, 1993)*

	10.5	Trust Agreement between Ethyl Corporation and Merrill Lynch Trust Company of America (incorporated by reference to Exhibit 4.5 to Ethyl Corporation’s Registration Statement on Form S-8 (Registration No. 333-60889) filed August 7, 1998)

10.6	NewMarket Corporation and Affiliates Bonus Plan (incorporated by reference to Exhibit 10.9 to Ethyl Corporation’s Form 10-K (File No. 1-5112) filed March 14, 2003)*

10.7	Indemnification Agreement, dated as of July 1, 2004 by and among NewMarket Corporation, Ethyl Corporation and Afton Chemical Corporation (incorporated by reference to Exhibit 10.5 to Form 10-Q (File No. 1-32190) filed August 5, 2004)

10.8	2014 Incentive Compensation and Stock Plan (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32190) filed April 24, 2014)*

10.9	Form of Restricted Stock Award Agreement under the 2014 Incentive Compensation and Stock Plan (incorporated by reference to Exhibit 10.13 to Form 10-K (File No. 1-32190) filed February 19, 2019)*

10.10	Form of Performance Stock Award Agreement under the 2014 Incentive Compensation and Stock Plan (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32190) filed February 26, 2018)*

10.11	Credit Agreement, dated as of January 22, 2024, among NewMarket Corporation, the Foreign Subsidiary Borrowers party thereto, Bank of America, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 1-32190) filed January 25, 2024)

10.12	2023 Incentive Compensation and Stock Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q (File No. 1-32190) filed July 27, 2023)*

10.13	Form of Restricted Stock Award Agreement under the 2023 Incentive Compensation and Stock Plan (incorporated by reference to Exhibit 10.15 to Form 10-K (File No. 1-32190) filed February 14, 2025)*

10.14	Form of Performance Stock Award Agreement under the 2023 Incentive Compensation and Stock Plan (incorporated by reference to Exhibit 10.16 to Form 10-K (File No. 1-32190) filed February 14, 2025)*

19	Insider Trading Policy (incorporated by reference to Exhibit 19 to Form 10-K (File No. 1-32190) filed February 14, 2025)

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Thomas E. Gottwald

31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Timothy K. Fitzgerald

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Thomas E. Gottwald

32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Timothy K. Fitzgerald

97	NewMarket Corporation Policy for the Recovery of Incentive Compensation (incorporated by reference to Exhibit 97 to Form 10-K (File No. 1-32190) filed February 15, 2024)

101	XBRL Instance Document and Related Items

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
(Thomas E. Gottwald, Chairman of the Board, President, and Chief Executive Officer)
Date: February 12, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 12, 2026.

SIGNATURE	TITLE

/s/ THOMAS E. GOTTWALD	Chairman of the Board, President, Chief Executive Officer, and Director (Principal Executive Officer)
(Thomas E. Gottwald)

/s/ TIMOTHY K. FITZGERALD	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
(Timothy K. Fitzgerald)

/s/ MARK M. GAMBILL	Director
(Mark M. Gambill)

/s/ H. HITER HARRIS	Director
(H. Hiter Harris III)

/s/ J. E. ROGERS	Director
(James E. Rogers)

/s/ LILO S. UKROP	Director
(Lilo S. Ukrop)

/s/ TING XU	Director
(Ting Xu)