Form 10-Q
period 2026-03-31
NEWMARKET CORP
filed 2026-04-23
CIK 1282637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Yes  ☐ No  ☒
Number of shares of common stock, with no par value, outstanding as of March 31, 2026: 9,198,019

NEWMARKET CORPORATION

INDEX

PART I.    FINANCIAL INFORMATION
ITEM 1.     Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(in thousands, except per-share amounts)	Three Months Ended March 31,
	2026	2025
Net sales	$669,717	$700,946
Cost of goods sold	448,838	464,923
Gross profit	220,879	236,023
Selling, general, and administrative expenses	46,014	42,978
Research, development, and testing expenses	31,636	33,176
Operating profit	143,229	159,869
Interest and financing expenses, net	8,771	10,700
Other income (expense), net	17,196	14,944
Income before income tax expense	151,654	164,113
Income tax expense	33,587	38,164
Net income	$118,067	$125,949
Earnings per share - basic and diluted	$12.62	$13.26
Cash dividends declared per share	$3.00	$2.75
See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(in thousands)	Three Months Ended March 31,
	2026	2025
Net income	$118,067	$125,949
Other comprehensive income (loss):
Pension plans and other postretirement benefits:
Amortization of prior service cost (credit) included in net periodic benefit cost (income), net of income tax expense (benefit) of $(175) for the three months 2026 and $(177) for the three months 2025	(497)	(500)
Actuarial net gain (loss) arising during the period, net of income tax expense (benefit) of $103 for the three months 2026 and $0 for the three months 2025	242	0
Amortization of actuarial net loss (gain) included in net periodic benefit cost (income), net of income tax expense (benefit) of $(402) for the three months 2026 and $(341) for the three months 2025	(1,170)	(989)
Total pension plans and other postretirement benefits	(1,425)	(1,489)
Foreign currency translation adjustments, net of income tax expense (benefit) of $304 for the three months 2026 and $496 for the three months 2025	(6,907)	12,515
Other comprehensive income (loss)	(8,332)	11,026
Comprehensive income	$109,735	$136,975
See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share amounts)	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$73,158	$77,598
Trade and other accounts receivable, less allowance for credit losses	438,438	422,084
Inventories	494,957	502,257
Prepaid expenses and other current assets	58,217	57,773
Total current assets	1,064,770	1,059,712
Property, plant, and equipment, net	780,618	775,480
Intangibles (net of amortization) and goodwill	932,415	941,156
Prepaid pension cost	594,107	586,053
Operating lease right-of-use assets, net	80,480	78,267
Deferred charges and other assets	51,918	51,797
Total assets	$3,504,308	$3,492,465
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$258,710	$238,384
Accrued expenses	94,821	109,774
Dividends payable	24,679	23,805
Income taxes payable	18,426	17,190
Operating lease liabilities	16,141	16,205
Other current liabilities	4,478	13,921
Total current liabilities	417,255	419,279
Long-term debt	939,612	883,391
Operating lease liabilities - noncurrent	64,054	62,045
Other noncurrent liabilities	350,837	349,507
Total liabilities	1,771,758	1,714,222
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common stock and paid-in capital (with no par value; authorized shares - 80,000,000; issued and outstanding shares - 9,198,019 at March 31, 2026 and 9,397,364 at December 31, 2025)	0	2,386
Accumulated other comprehensive income	98,491	106,823
Retained earnings	1,634,059	1,669,034
Total shareholders’ equity	1,732,550	1,778,243
Total liabilities and shareholders’ equity	$3,504,308	$3,492,465
See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in thousands, except share and per-share amounts)	Common Stock and Paid-in Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2024	9,524,789	$0	$32,870	$1,428,713	$1,461,583
Net income				125,949	125,949
Other comprehensive income (loss)			11,026		11,026
Cash dividends ($2.75 per share)				(26,057)	(26,057)
Repurchases of common stock	(96,846)	(488)		(52,003)	(52,491)
Tax withholdings related to stock-based compensation	(1,846)	0		(1,002)	(1,002)
Stock-based compensation	8,409	488		0	488
Balance at March 31, 2025	9,434,506	$0	$43,896	$1,475,600	$1,519,496

Balance at December 31, 2025	9,397,364	$2,386	$106,823	$1,669,034	$1,778,243
Net income				118,067	118,067
Other comprehensive income (loss)			(8,332)		(8,332)
Cash dividends ($3.00 per share)				(27,962)	(27,962)
Repurchases of common stock	(203,543)	(1,719)		(125,081)	(126,800)
Tax withholdings related to stock-based compensation	(2,091)	(1,325)		0	(1,325)
Stock-based compensation	6,289	658		1	659
Balance at March 31, 2026	9,198,019	$0	$98,491	$1,634,059	$1,732,550

See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands)	Three Months Ended March 31,
	2026	2025
Cash and cash equivalents at beginning of year	$77,598	$77,476
Cash flows from operating activities:
Net income	118,067	125,949
Adjustments to reconcile net income to cash provided from operating activities:
Depreciation and amortization	31,662	28,778
Deferred income tax expense (benefit)	4,917	505
Working capital changes	(19,610)	(26,590)
Cash pension and postretirement contributions	(2,489)	(2,374)
Other, net	(8,514)	(5,955)
Cash provided from (used in) operating activities	124,033	120,313
Cash flows from investing activities:
Capital expenditures	(24,357)	(13,016)
Proceeds from previous acquisition	1,131	0
Cash provided from (used in) investing activities	(23,226)	(13,016)
Cash flows from financing activities:
Net borrowings under revolving credit facility	106,000	69,000
Principal payment on 3.78% senior notes	(50,000)	(50,000)
Repurchases of common stock	(125,566)	(57,064)
Dividends paid	(27,962)	(26,057)
Other, net	(3,323)	(4,345)
Cash provided from (used in) financing activities	(100,851)	(68,466)
Effect of foreign exchange on cash and cash equivalents	(4,396)	1,946
(Decrease) increase in cash and cash equivalents	(4,440)	40,777
Cash and cash equivalents at end of period	$73,158	$118,253
See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Financial Statement Presentation
In the opinion of management, the accompanying consolidated financial statements of NewMarket Corporation and its subsidiaries contain all necessary adjustments for the fair presentation of, in all material respects, our consolidated financial position as of March 31, 2026 and December 31, 2025, our consolidated results of operations, comprehensive income, and changes in shareholders' equity for the three months ended March 31, 2026 and March 31, 2025, and our cash flows for the three months ended March 31, 2026 and March 31, 2025. All adjustments are of a normal, recurring nature, unless otherwise disclosed. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (SEC), but do not include all disclosures required by GAAP for complete annual consolidated financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the NewMarket Corporation Annual Report on Form 10-K for the year ended December 31, 2025 (2025 Annual Report), as filed with the SEC. The results of operations for the three-month period ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year ending December 31, 2026.
Unless the context otherwise indicates, all references to “we,” “us,” “our,” the “company,” and “NewMarket” are to NewMarket Corporation and its consolidated subsidiaries.
Supplier Finance Program
We offer our vendors a supplier finance program, which allows our vendors to receive payment from a third-party finance provider earlier than our normal payment terms would provide. NewMarket and its subsidiaries are not a party to any arrangement between our vendors and the finance provider, and there are no assets pledged as security or other forms of guarantees provided by NewMarket to the finance provider. For those vendors who opt to participate in the program, we pay the finance provider the full amount of the invoices on the normal due date. At both March 31, 2026 and December 31, 2025, the amount of confirmed invoices outstanding under the supplier finance program was not material.
2.    Acquisition of Business
We account for acquisitions using the acquisition method of accounting for business combinations under the provisions of Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) Topic 805, Business Combinations and have included the results of operations of the acquired business in our Consolidated Statements of Income from the date of acquisition.
We develop the allocation of the purchase price of an acquired company to the tangible and intangible assets acquired and liabilities assumed using estimates of fair value.
On October 1, 2025, we completed the acquisition of Mars TopCo, LLC, the ultimate parent company of Calca Solutions, LLC (Calca) for $218 million. Calca has one manufacturing facility in Louisiana and is the nation's leading producer of Ultra Pure® and high-purity hydrazine - essential, mission-critical propellants that enable advanced aerospace and defense applications. Calca's products are integral to in-space propulsion systems for satellites, space probes, and other vehicles that operate in the most demanding environments. For more than 70 years, Calca has supplied high-purity hydrazine to the U.S. Department of War's Defense Logistics Agency - Energy.
This acquisition was funded by cash on hand and borrowings under our revolving credit facility. Acquisition-related charges totaling $1 million consisted primarily of legal and professional fees and are included in selling, general, and administrative expenses in the period incurred.
We have initiated a purchase price valuation to determine the fair values of the tangible and intangible assets acquired and liabilities assumed and the amount of goodwill to be recognized as of the acquisition date. The amounts recorded for certain assets and liabilities, including but not limited to deferred taxes, intangible assets, and goodwill, are preliminary and are subject to adjustment if additional information is obtained about facts that existed as of the acquisition date. The final determination of the fair values of certain assets and liabilities will be completed within the measurement period of up to one year from the acquisition date. During the first three months of 2026, intangible assets and goodwill were adjusted by $3 million each.

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A preliminary allocation of the purchase price of Calca is as follows (in millions):

Cash and cash equivalents	$6
Trade and other accounts receivable, net	4
Inventories	5
Prepaid expenses and other current assets	2
Property, plant, and equipment, net	22
Goodwill	48
Intangible assets	171
Accounts payable	(5)
Accrued expenses	(3)
Other noncurrent liabilities	(32)
Fair value of net assets acquired	$218

Identified intangible assets acquired consisted of the following (in millions):

	Fair Value	Estimated Useful Lives (in years)
Customer base	$119	9 to 20
Backlog	20	5
Formulas and technology	31	9 to 20
Trademarks and trade names	1	5
Total identified intangible assets	$171
As part of the acquisition, we recorded $48 million of goodwill. The goodwill recognized is attributable to increased access to mission-critical, resilient sectors with a role in global safety, security, and space exploration, as well as the skilled assembled workforce of Calca. All of the goodwill recognized is part of the specialty materials segment, and none is deductible for income tax purposes.
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
Additionally, we have revenue from the manufacture and sale of critical specialty materials products used primarily in solid rocket motors for space launch and military defense applications, as well as propellants that enable advanced aerospace and defense applications and are integral to in-space propulsions systems for satellites and space probes. The sale of specialty materials products is predominantly to customers located in the United States, with limited amounts to customers in other countries. Our specialty materials customers are primarily contractors or subcontractors of the U.S. government, as well as the U.S. government. Specialty materials contracts generally include one performance obligation, which is typically satisfied at a point in time when the products are shipped from the plant sites.
In limited cases, we collect funds in advance of shipping product to our customers and recognizing the related revenue. These prepayments from customers are recorded as a contract liability until we recognize the revenue. Some of our contracts also include variable consideration in the form of rebates, including tiered pricing, and/or business development funds. We regularly review these and make adjustments when necessary, recognizing the full amount of any adjustment in the period identified.

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides information on our net sales by geographic area. Information on net sales by segment is presented in Note 4.

	Three Months Ended March 31,
(in thousands)	2026	2025
Net sales
United States	$257,372	$270,876
Europe, Middle East, Africa, India	202,618	201,676
Asia Pacific	133,205	147,436
Other foreign	76,522	80,958
Net sales	$669,717	$700,946
4. Segment Information
We have two reportable segments – petroleum additives and specialty materials. The petroleum additives segment includes lubricant and fuel additives which are necessary for the efficient and reliable operation of vehicles and machinery. The specialty materials segment includes critical materials used in solid rocket motors for space launch and military defense applications as well as propellants that enable advanced aerospace and defense applications that are integral to in-space propulsion systems for satellites and space probes. The petroleum additives and specialty materials segments are managed separately by the president of Afton and the executive vice president, specialty materials, respectively. The “All other” category shown in the tables below includes the operations of the antiknock compounds business, as well as certain contracted manufacturing and related services associated with Ethyl.
We have determined that our chief executive officer is the chief operating decision maker (CODM) who makes key operating decisions and assesses the performance of the reportable segments. The CODM evaluates performance based on segment operating profit and considers budgeted and forecasted variances to actual results in allocating resources to the segments.
The segment accounting policies are the same as those described in Note 1 of our 2025 Annual Report. NewMarket Services expenses are billed to Afton, AMPAC, Calca, and Ethyl based on the services provided. Depreciation on segment property, plant, and equipment, as well as amortization of segment definite-lived intangible assets and lease right-of-use assets are included in segment operating profit. No material transfers occurred between any of the petroleum additives segment, specialty materials segment, and the “All other” category during the periods presented.
The table below reports net sales and operating profit by segment, as well as a reconciliation to income before income tax expense, for the three months ended March 31, 2026 and March 31, 2025. No single customer accounted for 10% or more of our total net sales in any period presented.

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Net sales
Petroleum additives
Lubricant additives	$521,169	$559,178
Fuel additives	88,649	86,376
Total	609,818	645,554
Specialty materials	58,141	53,721
All other	1,758	1,671
Total net sales	$669,717	$700,946

Segment operating profit
Petroleum additives
Net sales	$609,818	$645,554
Cost of goods sold	(409,438)	(437,746)
Research, development, and testing expenses	(31,636)	(33,176)
Other segment items	(33,745)	(32,525)
Petroleum additives segment operating profit	134,999	142,107

Specialty materials
Net sales	58,141	53,721
Other segment items	(45,719)	(30,534)
Specialty materials segment operating profit	12,422	23,187

Total segment operating profit	147,421	165,294

All other	(1,110)	(481)
Corporate, general, and administrative expenses	(3,053)	(4,886)
Interest and financing expenses, net	(8,771)	(10,700)
Other income (expense), net	17,167	14,886
Income before income tax expense	$151,654	$164,113

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

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Additions to long-lived assets
Petroleum additives	$16,272	$20,274
Specialty materials	14,499	888
Corporate	824	1,092
Total additions to long-lived assets	$31,595	$22,254
Depreciation and amortization
Petroleum additives	$18,575	$18,979
Specialty materials	12,162	8,858
All other	22	12
Corporate	903	929
Total depreciation and amortization	$31,662	$28,778
5.    Pension Plans and Other Postretirement Benefits
The table below shows cash contributions made during the three months ended March 31, 2026, as well as the remaining cash contributions we expect to make during the year ending December 31, 2026, for our domestic and foreign pension plans and domestic postretirement benefit plan.

(in thousands)	Actual Cash Contributions for Three Months Ended March 31, 2026	Expected Remaining Cash Contributions for Year Ending December 31, 2026
Domestic plans
Pension benefits	$836	$2,509
Postretirement benefits	397	1,191
Foreign plans
Pension benefits	1,256	4,153
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

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Domestic
	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,
(in thousands)	2026	2025	2026	2025
Service cost	$2,973	$2,857	$137	$139
Interest cost	6,369	6,200	403	414
Expected return on plan assets	(16,178)	(15,114)	(197)	(199)
Amortization of prior service cost (credit)	47	45	(757)	(757)
Amortization of actuarial net (gain) loss	(1,093)	(1,012)	(76)	(70)
Net periodic benefit cost (income)	$(7,882)	$(7,024)	$(490)	$(473)

	Foreign
	Pension Benefits
	Three Months Ended March 31,
(in thousands)	2026	2025
Service cost	$881	$807
Interest cost	1,788	1,631
Expected return on plan assets	(4,641)	(3,877)
Amortization of prior service cost (credit)	38	35
Amortization of actuarial net (gain) loss	(406)	(247)
Net periodic benefit cost (income)	$(2,340)	$(1,651)
6.    Earnings Per Share
We had 37,453 shares of nonvested restricted stock at March 31, 2026 and 38,275 shares of nonvested restricted stock at March 31, 2025 that were excluded from the calculation of diluted earnings per share, as their effect on earnings per share would be anti-dilutive. The nonvested restricted stock is considered a participating security since the restricted stock contains nonforfeitable rights to dividends. As such, we use the two-class method to compute basic and diluted earnings per share for all periods presented since this method yields the most dilutive result. The following table illustrates the earnings allocation method utilized in the calculation of basic and diluted earnings per share.

	Three Months Ended March 31,
(in thousands, except per-share amounts)	2026	2025
Earnings per share numerator:
Net income attributable to common shareholders before allocation of earnings to participating securities	$118,067	$125,949
Earnings allocated to participating securities	(458)	(480)
Net income attributable to common shareholders after allocation of earnings to participating securities	$117,609	$125,469
Earnings per share denominator:
Weighted-average number of shares of common stock outstanding - basic and diluted	9,321	9,460
Earnings per share - basic and diluted	$12.62	$13.26

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7.        Inventories

(in thousands)	March 31, 2026	December 31, 2025
Finished goods and work-in-process	$387,336	$394,787
Raw materials	74,824	76,629
Stores, supplies, and other	32,797	30,841
	$494,957	$502,257
8.    Intangibles (Net of Amortization) and Goodwill
The net carrying amount of intangibles and goodwill was $932 million at March 31, 2026 and $941 million at December 31, 2025. The gross carrying amount and accumulated amortization of each type of intangible asset and goodwill are presented in the table below.

	March 31, 2026		December 31, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Customer bases	$399,920	$42,790	$403,310	$37,626
Formulas and technology	90,820	17,393	90,820	14,745
Trademarks and trade names	31,020	4,527	31,020	3,976
Backlog	19,870	1,987	19,870	1,036
Water rights	29,392		29,392
Goodwill	428,090		424,127
	$999,112	$66,697	$998,539	$57,383
Of the total intangibles (net of amortization) and goodwill, $124 million is attributable to the petroleum additives segment and $808 million is attributable to the specialty materials segment. The change in the gross carrying amount between December 31, 2025 and March 31, 2026 is due to measurement period adjustments related to the Calca acquisition and foreign currency fluctuation on goodwill in the petroleum additives segment. See Note 2 for further information on the intangibles and goodwill obtained with the Calca acquisition. There is no accumulated goodwill impairment.
Amortization expense was (in thousands):

Three months ended March 31, 2026	$9,314
Three months ended March 31, 2025	6,351
Estimated amortization expense for the remainder of 2026, as well as estimated annual amortization expense related to our intangible assets for the next five years, is expected to be (in thousands):

2026	$27,943
2027	37,256
2028	37,207
2029	37,066
2030	35,979
2031	32,888
We amortize the formulas and technology over a period of 8 to 20 years, the customer bases over 9 to 20 years, the trademarks and trade names over 5 to 15 years and the backlog over 5 years.

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9.    Long-term Debt

(in thousands)	March 31, 2026	December 31, 2025
Senior notes - 2.70% due 2031 (net of related deferred financing costs)	$395,612	$395,391
Revolving credit facility	394,000	288,000
Senior notes - 3.78% due 2029	150,000	200,000
	$939,612	$883,391
Senior Notes - The 2.70% senior notes, which were issued in 2021, are unsecured with an aggregate principal amount of $400 million. The offer and sale of the notes were registered under the Securities Act of 1933, as amended.
The 3.78% senior notes are unsecured and were issued in a 2017 private placement with The Prudential Insurance Company of America and certain other purchasers. We have made two principal payments of $50 million each on January 4, 2025 and January 4, 2026. We have three remaining principal payments of $50 million due January 4 of each year through 2029.
We were in compliance with all covenants under all issuances of senior notes as of March 31, 2026 and December 31, 2025.
Revolving Credit Facility - The revolving credit facility has a borrowing capacity of $900 million, a term of five years, and matures on January 22, 2029. The obligations under the revolving credit facility are unsecured. The average interest rate for borrowings under the revolving credit agreement was 4.8% during the first three months of 2026 and 5.3% during the year ended December 31, 2025.
Outstanding borrowings under the revolving credit facility amounted to $394 million at March 31, 2026 and $288 million at December 31, 2025. Outstanding letters of credit amounted to approximately $4 million at both March 31, 2026 and December 31, 2025. The unused portion of the revolving credit facility amounted to $502 million at March 31, 2026 and $608 million at December 31, 2025.
We were in compliance with all covenants under the revolving credit facility as of March 31, 2026 and December 31, 2025.
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
Environmental
We are involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination, disposal of hazardous waste, and other environmental matters at several of our current or former facilities, or at third-party sites where we have been designated as a potentially responsible party. While we believe we are currently adequately accrued for known environmental issues, it is possible that unexpected future costs could have a significant impact on our consolidated financial position, results of operations, and cash flows. Our total accruals for environmental remediation, dismantling, and decontamination were approximately $12 million at March 31, 2026 and $14 million at December 31, 2025. Of the total accrual, the current portion is included in accrued expenses, and the noncurrent portion is included in other noncurrent liabilities on the Condensed Consolidated Balance Sheets.
Our more significant environmental sites include a former plant site in Baton Rouge, Louisiana and a Houston, Texas plant site. Together, the amounts accrued on a discounted basis related to these sites represented approximately $7 million of the total accrual above at March 31, 2026 and $9 million at December 31, 2025, using discount rates ranging from 3% to 9% for both periods. The aggregate undiscounted amount for these sites was $9 million at March 31, 2026 and $11 million at December 31, 2025.

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Leases
At March 31, 2026, we had operating lease commitments of approximately $3 million and finance lease commitments of approximately $12 million for leases that have not yet commenced.
11.    Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)
The balances of, and changes in, the components of accumulated other comprehensive income (loss), net of tax, consist of the following:

(in thousands)	Pension Plans and Other Postretirement Benefits	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2024	$151,958	$(119,088)	$32,870
Other comprehensive income (loss) before reclassifications	0	12,515	12,515
Amounts reclassified from accumulated other comprehensive loss (a)	(1,489)	0	(1,489)
Other comprehensive income (loss)	(1,489)	12,515	11,026
Balance at March 31, 2025	$150,469	$(106,573)	$43,896

Balance at December 31, 2025	$182,544	$(75,721)	$106,823
Other comprehensive income (loss) before reclassifications	0	(6,907)	(6,907)
Amounts reclassified from accumulated other comprehensive loss (a)	(1,425)	0	(1,425)
Other comprehensive income (loss)	(1,425)	(6,907)	(8,332)
Balance at March 31, 2026	$181,119	$(82,628)	$98,491
(a) The pension plan and other postretirement benefit components of accumulated other comprehensive income are included in the computation of net periodic benefit cost (income). See Note 5 in this Quarterly Report on Form 10-Q and Note 18 in our 2025 Annual Report for further information.
12.    Fair Value Measurements
The carrying amount of cash and cash equivalents in the Condensed Consolidated Balance Sheets, as well as the fair value, was $73 million at March 31, 2026 and $78 million at December 31, 2025. The fair value is classified as Level 1 in the fair value hierarchy.
No material events occurred during the three months ended March 31, 2026 requiring adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.
Long-term debt – We record the carrying amount of our long-term debt at historical cost, less deferred financing costs related to our outstanding senior notes. The estimated fair value of our long-term debt is shown in the table below and is based primarily on estimated current rates available to us for debt of the same remaining duration and adjusted for nonperformance risk and credit risk. The estimated fair value of our publicly traded outstanding senior notes included in the table below is based on the last quoted price closest to March 31, 2026. The fair value of our debt instruments is classified as Level 2 in the fair value hierarchy.

	March 31, 2026		December 31, 2025
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$939,612	$901,184	$883,391	$850,535

13.        Recent Accounting Pronouncements
In November 2024, the FASB issued Accounting Standards Update No. 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses" (ASU 2024-03). The FASB issued ASU 2024-03 to improve disclosures surrounding expenses in commonly presented captions including Cost of goods sold; Selling, general, and administrative expenses; and Research, development, and testing expenses. The additional expense information required to be disclosed includes purchases of inventory, employee compensation, depreciation, intangible assets amortization, and total selling expenses, as well as a qualitative description of amounts remaining that have not been separately presented. ASU 2024-03 is effective for our annual reporting period beginning January 1, 2027, and our quarterly reporting period beginning January 1, 2028. Early adoption is permitted. We are currently assessing the impact that the adoption of ASU 2024-03 will have on the disclosures in our consolidated financial statements.
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
In December 2025, the FASB issued Accounting Standards Update No. 2025-10, "Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities" (ASU 2025-10). The FASB issued ASU 2025-10 to establish authoritative guidance on the accounting for government grants received by business entities. ASU 2025-10 is effective for our annual and quarterly reporting periods beginning January 1, 2029. Early adoption is permitted. We are currently assessing the impact that the adoption of ASU 2025-10 will have on our consolidated financial statements.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) discusses NewMarket's results of operations, general financial condition, and liquidity. The MD&A should be read in conjunction with Item 1, "Business" of our 2025 Annual Report and the Consolidated Financial Statements in Item 1, "Financial Statements" of this Form 10-Q. Specific Note references within this Item are to the Notes to the Condensed Consolidated Financial Statements included in Item 1, "Financial Statements" of this Form 10-Q.
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
Factors that could cause actual results to differ materially from expectations include, but are not limited to, the availability of raw materials and distribution systems; disruptions at production facilities, including single-sourced facilities; hazards common to chemical businesses; the ability to respond effectively to technological changes in our industries; failure to protect our intellectual property rights; sudden, sharp, or prolonged raw material price increases; competition from other manufacturers; current and future governmental regulations; the loss of significant customers; termination or changes to contracts with contractors and subcontractors of the U.S. government or directly with the U.S. government; failure to attract and retain a highly-qualified workforce; an information technology system failure or security breach; the occurrence or threat of extraordinary events, including natural disasters, terrorist attacks, wars, and health-related epidemics; risks related to operating outside of the United States, including tariffs and trade policy; political, economic, and regulatory factors concerning our products; the impact of substantial indebtedness on our operational and financial flexibility; the impact of fluctuations in foreign exchange rates; resolution of environmental liabilities or legal proceedings; limitation of our insurance coverage; our inability to realize expected benefits from investment in our infrastructure or from acquisitions, or our inability to successfully integrate acquisitions into our business; the underperformance of our pension assets resulting in additional cash contributions to our pension plans; and other factors detailed from time to time in the reports that NewMarket files with the SEC, including the risk factors in Part I, Item 1A. “Risk Factors” of our 2025 Annual Report, which is available to shareholders at www.newmarket.com.
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

Overview
When comparing the results of the petroleum additives segment for the first three months of 2026 with the first three months of 2025, net sales declined 5.5%, resulting primarily from lower lubricant additives product shipments. Operating profit declined 5.0% and was also unfavorably impacted for the three months comparison by lower product shipments. In addition, favorable raw material costs were partially offset by higher operating costs.
For the three months comparison periods of 2026 and 2025, the specialty materials segment reported higher net sales due to the acquisition of Calca in the fourth quarter of 2025, but lower operating profit primarily due to the impact of product shipment mix at AMPAC. Specialty materials net sales and operating profit for the first three months of 2025 do not reflect financial results of Calca since the acquisition of Calca occurred on October 1, 2025.
We continue to monitor the uncertain macroeconomic environment in which we operate, particularly the changes in international trade relations and tariffs, as well as the impact of the conflict in the Middle East, and assess the potential impacts to our operations. These impacts could include supply chain disruptions, customer demand fluctuations, and higher costs. Investing in technology to meet customer needs, enhancing our operational efficiency, and improving our portfolio profitability will remain priorities.

Despite the challenging global environment, our financial position remains strong. We have sufficient access to capital, if needed, and do not anticipate any issues with meeting the covenants for all our debt agreements for the foreseeable future.
Our business typically generates significant amounts of cash beyond its operational needs. We continue to invest in and manage our business for the long-term with the goal of helping our customers succeed in their marketplaces. Our investments continue to be in organizational talent, technology development and processes, and global infrastructure.

Results of Operations
Net Sales
Consolidated net sales for the first three months of 2026 totaled $669.7 million, representing a decrease of $31.2 million, or 4.5%, from the first three months of 2025. The following table shows net sales by segment and product line. The net sales in the table below for the specialty materials segment do not include sales from Calca for the 2025 period as the acquisition occurred on October 1, 2025.

	Three Months Ended March 31,
(in millions)	2026	2025
Petroleum additives
Lubricant additives	$521.2	$559.2
Fuel additives	88.6	86.3
Total	609.8	645.5
Specialty materials	58.1	53.7
All other	1.8	1.7
Net sales	$669.7	$700.9
Petroleum Additives Segment
The regions in which we operate include North America, Latin America, Asia Pacific, and EMEAI. While there is some fluctuation, the percentage of net sales generated by region remained fairly consistent when comparing the first three months of 2026 with both the same period in 2025 and the full year of 2025.
Petroleum additives net sales for the first three months of 2026 were $609.8 million, a decrease of $35.7 million, or 5.5%, compared to the first three months of 2025. Decreases in North America of 10.7% and Asia Pacific of 9.4% were partially offset by increases in EMEAI of 1.7% and Latin America of 0.7%.
The following table details the approximate components of the changes in petroleum additives net sales between the first three months of 2026 and 2025.

(in millions)	Three Months
Period ended March 31, 2025	$645.5
Lubricant additives shipments	(38.9)
Fuel additives shipments	3.1
Selling prices, including product mix	(9.9)
Foreign currency impact, net	10.0
Period ended March 31, 2026	$609.8
When comparing the first three months of 2026 and 2025, lower lubricant additives shipments, partially offset by an increase in fuel additives shipments, resulted in the decrease in petroleum additives net sales. Including the impact of foreign currency, selling prices were effectively unchanged between the comparison periods.
On a worldwide basis, the volume of product shipments for petroleum additives decreased 6.9% in the first three months of 2026 compared with the same period in 2025, reflecting lower lubricant additives shipments partially offset by a modest increase in fuel additives shipments. For the first three months comparison, lubricant additives product shipments were lower across all regions except for the Latin America region, which was substantially unchanged. For the fuel additives first three months comparison, both the EMEAI and North America regions reported increases in product shipments, which were partially offset by decreases in the Asia Pacific and Latin America regions.
The primary foreign currencies in which we transact include the Euro, Pound Sterling, Japanese Yen, Chinese Renminbi, and Indian Rupee. Comparing the first three months periods of 2026 and 2025, the United States Dollar strengthened against the Rupee and Yen and weakened against the Euro, Renminbi, and Pound Sterling, resulting in the favorable impacts to net sales shown in the table above.
Specialty Materials Segment
Total net sales for the specialty materials segment were $58.1 million for the first three months of 2026, compared to $53.7 for the first three months of 2025. The increase in net sales primarily reflects the inclusion of Calca's net sales following its acquisition on October 1, 2025, as there were no Calca net sales in the prior year period. This increase was partially offset by the impact of product shipment mix at AMPAC.
All Other
“All other” includes the operations of the antiknock compounds business, as well as certain contracted manufacturing and related services associated with Ethyl.

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
The following table presents reporting segment operating profit for the three months ended March 31, 2026 and March 31, 2025 for the petroleum additives and specialty materials segments, as well as the operating loss for the "All other" businesses. A reconciliation of segment operating profit to income before income tax expense is in Note 4.

	Three Months Ended March 31,
(in millions)	2026	2025
Petroleum additives	$135.0	$142.1
Specialty materials	$12.4	$23.2
All other	$(1.1)	$(0.5)

Petroleum Additives Segment
Petroleum additives segment gross profit decreased $7.4 million and operating profit decreased $7.1 million when comparing the first three months of 2026 to the first three months of 2025.
The decrease in both gross profit and operating profit primarily included the unfavorable impacts of lower product shipments, reflecting some softening in the market, as well as our portfolio profitability management efforts. In addition, favorable raw material costs were partially offset by higher operating costs.
The following table presents petroleum additives cost of goods sold as a percentage of net sales and the operating profit margin.

	Three Months Ended March 31,
	2026	2025
Cost of goods sold as a percentage of net sales	67.1%	67.8%
Operating profit margin	22.1%	22.0%
For the rolling four quarters ended March 31, 2026, the operating profit margin for petroleum additives was 20.5%, which is within our historical range of operating profit margin. While operating margins will fluctuate from quarter to quarter due to multiple factors, we believe the fundamentals of our business and industry as a whole are unchanged.
Petroleum additives selling, general, and administrative (SG&A) expenses for the first three months of 2026 were $1.2 million higher than the first three months of 2025. SG&A expenses as a percentage of net sales were 5.5% for the first three months of

2026 and 5.0% for the first three months of 2025. Our SG&A costs are primarily personnel-related and include salaries, benefits, and other costs associated with our workforce, including travel-related expenses. While personnel-related costs fluctuate from period to period, there were no significant changes in the drivers of these costs when comparing the periods.
Our investments in petroleum additives research, development, and testing (R&D) decreased $1.5 million when comparing the first three months of 2026 and 2025. As a percentage of net sales, our R&D investment was 5.2% for the first three months of 2026, and 5.1% for the first three months of 2025. Our R&D investments reflect our efforts to support the development of solutions that meet our customers' needs, meet new and evolving standards, and support our expansion into new product areas. Our approach to R&D investments, as it is with SG&A costs, is one of purposeful spending on programs to support our current product base and to ensure that we develop products to support our customers' programs in the future. R&D investments include personnel-related costs, as well as costs for internal and external testing of our products.
Specialty Materials Segment
The specialty materials segment reported operating profit of $12.4 million for the first three months of 2026 as compared to $23.2 million for the first three months of 2025. The decrease in specialty materials operating profit was primarily the result of a shift in quarterly product shipment mix at AMPAC. The 2025 period excludes Calca's results as the acquisition was completed on October 1, 2025.
We may experience substantial variation in quarterly results for the specialty materials segment due to the nature of its business.

The following discussion references certain captions on the Consolidated Statements of Income.

Interest and Financing Expenses, Net
Interest and financing expenses were $8.8 million for the first three months of 2026 and $10.7 million for the first three months of 2025.
The decrease for the three months comparisons resulted primarily from both lower average debt outstanding and a lower average interest rate.

Other Income (Expense), Net
Other income (expense), net was income of $17.2 million for the first three months of 2026 and $14.9 million for the first three months of 2025. The amounts for both the 2026 and 2025 three-month periods primarily reflect the non-service cost components of net periodic benefit cost (income) from defined benefit pension and postretirement plans. See Note 5 for further information on total periodic benefit cost (income).

Income Tax Expense
Income tax expense was $33.6 million for the first three months of 2026 and $38.2 million for the first three months of 2025. The effective tax rate was 22.2% for the first three months of 2026 and 23.3% for the first three months of 2025. Income tax expense decreased $2.9 million due to lower income and $1.7 million resulting from the lower effective tax rate.
The decrease in the effective tax rate was primarily driven by lower taxes on foreign earnings.
The One Big Beautiful Bill Act (OBBBA) was enacted in the United States on July 4, 2025. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions, including permanently restoring 100% bonus depreciation for qualifying property and reinstating the ability for entities to immediately expense domestic research and development expenditures.
The OBBBA has multiple effective dates, with certain provisions which were effective in 2025 and others implemented through 2027. The 2026 impacts of the OBBBA have been reflected in the income tax provision for the three months ended March 31, 2026. These impacts were not material to our consolidated financial statements. We are continuing to assess the impact of the provisions of the OBBBA that are effective in the future.

Cash Flows, Financial Condition, and Liquidity
Cash and cash equivalents at March 31, 2026 were $73.2 million, a decrease of $4.4 million since December 31, 2025.
Cash and cash equivalents held by our foreign subsidiaries amounted to $54.3 million at March 31, 2026 and $68.3 million at December 31, 2025. Periodically, we repatriate cash from our foreign subsidiaries to the United States through intercompany dividends and loans. We do not anticipate significant tax consequences from future distributions of foreign earnings.

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
Cash Flows – Operating Activities
Cash provided from operating activities for the first three months of 2026 was $124.0 million, including $19.6 million of higher working capital requirements. The $19.6 million excluded a favorable foreign currency impact to the components of working capital on the balance sheet.
When comparing the March 31, 2026 balances with those at December 31, 2025, the most significant changes in working capital included increases in trade and other accounts receivable and accounts payable, along with a decrease in accrued expenses. The increase in trade and other accounts receivable primarily reflects higher sales during the first quarter of 2026 compared to the fourth quarter of 2025, partially offset by a reduction in a short-term income tax receivable. The increase in accounts payable is primarily the result of increased purchasing during the first three months of 2026 and normal invoice payment timing. The decrease in accrued expenses is primarily the result of normal payments related to customer rebates, interest payments on our long-term debt, and personnel-related payments.
Including cash and cash equivalents, as well as the impact of changes in foreign currency exchange rates on the balance sheet, we had total working capital of $647.5 million at March 31, 2026 and $640.4 million at December 31, 2025. The current ratio was 2.55 at March 31, 2026 and 2.53 at December 31, 2025.
Cash Flows – Investing Activities
Cash used in investing activities totaled $23.2 million during the first three months of 2026, comprised primarily of capital expenditures. We expect that our total capital spending during 2026 will be in the $100 million to $150 million range and will include improvements to our manufacturing and R&D infrastructure around the world.
Included in the expected capital expenditures for 2026 is a capital investment to expand AMPAC's ammonium perchlorate production capabilities in support of growing solid rocket motor demand. The project of up to $100 million, which began in 2025 and is currently expected to be completed towards the end of 2026, includes the construction of an additional production line, increasing capacity by more than 50%. The increased capacity will allow AMPAC to meet the anticipated future demand of U.S. military and space launch programs, while also addressing the needs of U.S. allies in these critical areas.
We expect to continue to finance capital spending through cash on hand and cash provided from operations, together with borrowing available under our revolving credit facility.
Cash Flows – Financing Activities
Cash used in financing activities during the first three months of 2026 amounted to $100.9 million. These cash flows included repurchases of our common stock of $125.6 million, principal payments of $50.0 million on the 3.78% senior notes, and cash dividends of $28.0 million, which were partially offset by net borrowings of $106.0 million on the revolving credit facility.
Debt
Our long-term debt was $939.6 million at March 31, 2026 compared to $883.4 million at December 31, 2025.
See Note 9 for additional information on the 2.70% senior notes, 3.78% senior notes, and revolving credit facility, including the unused portion of our revolving credit facility.
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
The revolving credit facility contains financial covenants that require NewMarket to maintain a consolidated Leverage Ratio (as defined in the agreement) of no more than 3.75 to 1.00, except during an Increased Leverage Period (as defined in the agreement) at the end of each quarter. At March 31, 2026, the Leverage Ratio was 1.36 under the revolving credit facility.
At March 31, 2026, we were in compliance with all covenants under the 3.78% senior notes, 2.70% senior notes, and revolving credit facility.

As a percentage of total capitalization (total long-term debt and shareholders’ equity), our total long-term debt percentage increased from 33.2% at December 31, 2025 to 35.2% at March 31, 2026. The change resulted from a net increase in outstanding long-term debt along with a decrease in shareholders' equity. The decrease in shareholders’ equity primarily reflects repurchases of shares of our common stock, dividend payments, and an unfavorable impact from foreign currency translation adjustments, partially offset by our earnings. Generally, we repay any outstanding long-term debt with cash from operations or refinancing activities.

Critical Accounting Policies and Estimates
This Form 10-Q and our 2025 Annual Report include discussions of our accounting policies, as well as methods and estimates used in the preparation of our financial statements. We also provided a discussion of Critical Accounting Policies and Estimates in our 2025 Annual Report.
There have been no significant changes in our critical accounting policies and estimates from those reported in our 2025 Annual Report.

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
We expect our petroleum additives segment will continue to experience impacts to its operating performance during 2026 due to market softness and the uncertain macroeconomic environment in which we operate. Nonetheless, we anticipate solid results from this segment in 2026. We will continue to invest in technology to serve our customers, focus on cost control and margin management, and advance our initiatives to build a global manufacturing network that will enable more efficient product delivery to our customers in the years ahead.
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
In addition to the ongoing investments we make in our petroleum additives business, we have committed approximately $1 billion to our specialty materials business since 2024, including the acquisitions of AMPAC and Calca, as well as investments expanding capacity at both operations. We continue to focus on the integration of these companies into our business, and we anticipate solid results from both companies. We may experience substantial variation in quarterly results for this resilient, high-technology specialty materials segment due to the nature of the business, including any impact from shutdowns of the U.S. government.
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
While our most recent acquisitions of AMPAC and Calca were outside of our core petroleum additives business, we believe both presented an excellent opportunity to provide long-term value for our shareholders. Nonetheless, our primary focus in the acquisition area remains on the petroleum additives industry. It is our view that the petroleum additives industry will provide the greatest opportunity for solid returns on our investments while minimizing risk. We remain focused on this strategy and will evaluate any future opportunities. We will continue to evaluate all alternative uses of cash to enhance shareholder value, including stock repurchases and dividends.

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk
At March 31, 2026, there were no material changes in our market risk from the information provided in the 2025 Annual Report.

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
There has been no change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, which occurred during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION
ITEM 1.     Legal Proceedings
There have been no material changes to our legal proceedings as disclosed in "Legal Proceedings" in Item 3 of Part I of the 2025 Annual Report.

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
The following table outlines the purchases during the first quarter of 2026 under the authorization.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31	0	$0.00	0	$428,206,333
February 1 to February 28	44,134	618.35	44,134	400,915,966
March 1 to March 31	159,409	616.50	159,409	302,640,274
Total	203,543	$616.90	203,543	$302,640,274

ITEM 5.    Other Information
During the quarter ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of NewMarket Corporation adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) or Regulation S-K.

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

NEWMARKET CORPORATION
(Registrant)

Date: April 23, 2026	By: /s/ Timothy K. Fitzgerald
Timothy K. Fitzgerald
Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: April 23, 2026	By: /s/ Susan M. Ridlehoover
Susan M. Ridlehoover
Controller
(Principal Accounting Officer)