Form 10-Q
period 2026-06-30
NEWMARKET CORP
filed 2026-07-30
CIK 1282637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Yes  ☐ No  ☒
Number of shares of common stock, with no par value, outstanding as of June 30, 2026: 9,196,406

NEWMARKET CORPORATION

INDEX

PART I.    FINANCIAL INFORMATION
ITEM 1.     Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(in thousands, except per-share amounts)	Second Quarter Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	$747,094	$698,509	$1,416,811	$1,399,455
Cost of goods sold	504,665	477,555	953,503	942,478
Gross profit	242,429	220,954	463,308	456,977
Selling, general, and administrative expenses	48,376	45,428	94,390	88,406
Research, development, and testing expenses	30,388	32,374	62,024	65,550
Operating profit	163,665	143,152	306,894	303,021
Interest and financing expenses, net	8,818	10,735	17,589	21,435
Other income (expense), net	15,491	15,271	32,687	30,215
Income before income tax expense	170,338	147,688	321,992	311,801
Income tax expense	36,586	36,444	70,173	74,608
Net income	$133,752	$111,244	$251,819	$237,193
Earnings per share - basic and diluted	$14.54	$11.84	$27.14	$25.11
Cash dividends declared per share	$3.00	$2.75	$6.00	$5.50
See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(in thousands)	Second Quarter Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$133,752	$111,244	$251,819	$237,193
Other comprehensive income (loss):
Pension plans and other postretirement benefits:
Amortization of prior service cost (credit) included in net periodic benefit cost (income), net of income tax expense (benefit) of $(176) for the second quarter 2026; $(175) for the second quarter 2025; $(351) for the six months 2026, and $(352) for the six months 2025	(499)	(499)	(996)	(999)
Actuarial net gain (loss) arising during the period, net of income tax expense (benefit) of $0 for the second quarter 2026; $0 for the second quarter 2025; $103 for the six months 2026, and $0 for the six months 2025	0	0	242	0
Amortization of actuarial net loss (gain) included in net periodic benefit cost (income), net of income tax expense (benefit) of $(401) for the second quarter 2026, $(344) for the second quarter 2025, $(803) for the six months 2026, and $(685) for the six months 2025	(1,169)	(1,001)	(2,339)	(1,990)
Total pension plans and other postretirement benefits	(1,668)	(1,500)	(3,093)	(2,989)
Foreign currency translation adjustments, net of income tax expense (benefit) of $62 for the second quarter 2026, $377 for the second quarter 2025, $366 for the six months 2026, and $873 for the six months 2025	1,319	27,306	(5,588)	39,821
Other comprehensive income (loss)	(349)	25,806	(8,681)	36,832
Comprehensive income	$133,403	$137,050	$243,138	$274,025
See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share amounts)	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$93,599	$77,598
Trade and other accounts receivable, less allowance for credit losses	480,725	422,084
Inventories	523,546	502,257
Prepaid expenses and other current assets	52,494	57,773
Total current assets	1,150,364	1,059,712
Property, plant, and equipment, net	792,483	775,480
Intangibles (net of amortization) and goodwill	923,182	941,156
Prepaid pension cost	605,366	586,053
Operating lease right-of-use assets, net	86,048	78,267
Deferred charges and other assets	63,568	51,797
Total assets	$3,621,011	$3,492,465
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$341,645	$238,384
Accrued expenses	95,201	109,774
Dividends payable	23,971	23,805
Income taxes payable	25,011	17,190
Operating lease liabilities	17,973	16,205
Other current liabilities	6,954	13,921
Total current liabilities	510,755	419,279
Long-term debt	854,833	883,391
Operating lease liabilities - noncurrent	67,124	62,045
Other noncurrent liabilities	349,955	349,507
Total liabilities	1,782,667	1,714,222
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common stock and paid-in capital (with no par value; authorized shares - 80,000,000; issued and outstanding shares - 9,196,406 at June 30, 2026 and 9,397,364 at December 31, 2025)	549	2,386
Accumulated other comprehensive income	98,142	106,823
Retained earnings	1,739,653	1,669,034
Total shareholders’ equity	1,838,344	1,778,243
Total liabilities and shareholders’ equity	$3,621,011	$3,492,465
See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in thousands, except share and per-share amounts)	Common Stock and Paid-in Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at March 31, 2025	9,434,506	$0	$43,896	$1,475,600	$1,519,496
Net income				111,244	111,244
Other comprehensive income (loss)			25,806		25,806
Cash dividends ($2.75 per share)				(25,841)	(25,841)
Repurchases of common stock	(36,812)	(273)		(19,519)	(19,792)
Stock-based compensation	(1,073)	788		22	810
Balance at June 30, 2025	9,396,621	$515	$69,702	$1,541,506	$1,611,723

Balance at March 31, 2026	9,198,019	$0	$98,491	$1,634,059	$1,732,550
Net income				133,752	133,752
Other comprehensive income (loss)			(349)		(349)
Cash dividends ($3.00 per share)				(27,589)	(27,589)
Repurchases of common stock	(1,384)	(288)		(572)	(860)
Stock-based compensation	(229)	837		3	840
Balance at June 30, 2026	9,196,406	$549	$98,142	$1,739,653	$1,838,344

Balance at December 31, 2024	9,524,789	$0	$32,870	$1,428,713	$1,461,583
Net income				237,193	237,193
Other comprehensive income (loss)			36,832		36,832
Cash dividends ($5.50 per share)				(51,898)	(51,898)
Repurchases of common stock	(133,658)	(761)		(71,522)	(72,283)
Tax withholdings related to stock-based compensation	(1,846)	0		(1,002)	(1,002)
Stock-based compensation	7,336	1,276		22	1,298
Balance at June 30, 2025	9,396,621	$515	$69,702	$1,541,506	$1,611,723

Balance at December 31, 2025	9,397,364	$2,386	$106,823	$1,669,034	$1,778,243
Net income				251,819	251,819
Other comprehensive income (loss)			(8,681)		(8,681)
Cash dividends ($6.00 per share)				(55,551)	(55,551)
Repurchases of common stock	(204,927)	(2,007)		(125,653)	(127,660)
Tax withholdings related to stock-based compensation	(2,091)	(1,325)		0	(1,325)
Stock-based compensation	6,060	1,495		4	1,499
Balance at June 30, 2026	9,196,406	$549	$98,142	$1,739,653	$1,838,344

See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands)	Six Months Ended June 30,
	2026	2025
Cash and cash equivalents at beginning of year	$77,598	$77,476
Cash flows from operating activities:
Net income	251,819	237,193
Adjustments to reconcile net income to cash provided from operating activities:
Depreciation and amortization	63,461	57,270
Deferred income tax expense (benefit)	4,486	4,604
Working capital changes	(3,567)	(828)
Cash pension and postretirement contributions	(5,022)	(4,871)
Other, net	(25,021)	(11,978)
Cash provided from (used in) operating activities	286,156	281,390
Cash flows from investing activities:
Capital expenditures	(51,734)	(29,295)
Cash received from acquisition-related adjustment	1,131	0
Cash provided from (used in) investing activities	(50,603)	(29,295)
Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facility	21,000	(30,000)
Payment on term loan	0	(50,000)
Principal payment on 3.78% senior notes	(50,000)	(50,000)
Repurchases of common stock	(126,427)	(77,218)
Dividends paid	(55,551)	(51,898)
Other, net	(4,096)	(5,092)
Cash provided from (used in) financing activities	(215,074)	(264,208)
Effect of foreign exchange on cash and cash equivalents	(4,478)	4,894
Increase (decrease) in cash and cash equivalents	16,001	(7,219)
Cash and cash equivalents at end of period	$93,599	$70,257
See accompanying Notes to Condensed Consolidated Financial Statements

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Financial Statement Presentation
In the opinion of management, the accompanying consolidated financial statements of NewMarket Corporation and its subsidiaries contain all necessary adjustments for the fair presentation of, in all material respects, our consolidated financial position as of June 30, 2026 and December 31, 2025, our consolidated results of operations, comprehensive income, and changes in shareholders' equity for the second quarter and six months ended June 30, 2026 and June 30, 2025, and our cash flows for the six months ended June 30, 2026 and June 30, 2025. All adjustments are of a normal, recurring nature, unless otherwise disclosed. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (SEC), but do not include all disclosures required by GAAP for complete annual consolidated financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the NewMarket Corporation Annual Report on Form 10-K for the year ended December 31, 2025 (2025 Annual Report), as filed with the SEC. The results of operations for the six-month period ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year ending December 31, 2026.
Unless the context otherwise indicates, all references to “we,” “us,” “our,” the “company,” and “NewMarket” are to NewMarket Corporation and its consolidated subsidiaries.
Supplier Finance Program
We offer our vendors a supplier finance program, which allows our vendors to receive payment from a third-party finance provider earlier than our normal payment terms would provide. NewMarket and its subsidiaries are not a party to any arrangement between our vendors and the finance provider, and there are no assets pledged as security or other forms of guarantees provided by NewMarket to the finance provider. For those vendors who opt to participate in the program, we pay the finance provider the full amount of the invoices on the normal due date. At both June 30, 2026 and December 31, 2025, the amount of confirmed invoices outstanding under the supplier finance program was not material.
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
We have initiated a purchase price valuation to determine the fair values of the tangible and intangible assets acquired and liabilities assumed and the amount of goodwill to be recognized as of the acquisition date. The amounts recorded for certain assets and liabilities, including but not limited to deferred taxes, intangible assets, and goodwill, are preliminary and are subject to adjustment if additional information is obtained about facts that existed as of the acquisition date. The final determination of the fair values of certain assets and liabilities will be completed within the measurement period of up to one year from the acquisition date. During the first six months of 2026, intangible assets and goodwill were adjusted by $3 million each.

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

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides information on our net sales by geographic area. Information on net sales by segment is presented in Note 4.

	Second Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net sales
United States	$290,373	$269,147	$547,745	$540,023
Europe, Middle East, Africa, India	224,677	212,895	427,295	414,571
Asia Pacific	139,737	131,488	272,942	278,924
Other foreign	92,307	84,979	168,829	165,937
Net sales	$747,094	$698,509	$1,416,811	$1,399,455
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
The segment accounting policies are the same as those described in Note 1 of our 2025 Annual Report. NewMarket Services expenses are billed to the companies in each of the segments and all other businesses based on the services provided. Depreciation on segment property, plant, and equipment, as well as amortization of segment definite-lived intangible assets and lease right-of-use assets are included in segment operating profit. No material transfers occurred between any of the petroleum additives segment, specialty materials segment, and the “All other” category during the periods presented.
The table below reports net sales and operating profit by segment, as well as a reconciliation to income before income tax expense, for the second quarter and six months ended June 30, 2026 and June 30, 2025. No single customer accounted for 10% or more of our total net sales in any period presented.

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Second Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net sales
Petroleum additives
Lubricant additives	$584,024	$556,479	$1,105,193	$1,115,657
Fuel additives	91,549	97,396	180,198	183,772
Total	675,573	653,875	1,285,391	1,299,429
Specialty materials	67,165	42,037	125,306	95,758
All other	4,356	2,597	6,114	4,268
Total net sales	$747,094	$698,509	$1,416,811	$1,399,455

Segment operating profit
Petroleum additives
Net sales	$675,573	$653,875	$1,285,391	$1,299,429
Cost of goods sold	(463,188)	(448,474)	(872,626)	(886,220)
Research, development, and testing expenses	(30,388)	(32,374)	(62,024)	(65,550)
Other segment items	(32,627)	(33,192)	(66,372)	(65,717)
Petroleum additives segment operating profit	149,370	139,835	284,369	281,942

Specialty materials
Net sales	67,165	42,037	125,306	95,758
Other segment items	(44,819)	(31,490)	(90,538)	(62,024)
Specialty materials segment operating profit	22,346	10,547	34,768	33,734

Total segment operating profit	171,716	150,382	319,137	315,676

All other	(212)	(1,171)	(1,322)	(1,652)
Corporate, general, and administrative expenses	(7,816)	(6,414)	(10,869)	(11,300)
Interest and financing expenses, net	(8,818)	(10,735)	(17,589)	(21,435)
Other income (expense), net	15,468	15,626	32,635	30,512
Income before income tax expense	$170,338	$147,688	$321,992	$311,801

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

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Second Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Additions to long-lived assets
Petroleum additives	$23,157	$16,449	$39,429	$36,723
Specialty materials	18,915	4,139	33,414	5,027
Corporate	18	970	842	2,062
Total additions to long-lived assets	$42,090	$21,558	$73,685	$43,812
Depreciation and amortization
Petroleum additives	$18,748	$18,700	$37,323	$37,679
Specialty materials	11,990	8,864	24,152	17,722
All other	13	12	35	24
Corporate	1,048	916	1,951	1,845
Total depreciation and amortization	$31,799	$28,492	$63,461	$57,270
5.    Pension Plans and Other Postretirement Benefits
The table below shows cash contributions made during the six months ended June 30, 2026, as well as the remaining cash contributions we expect to make during the year ending December 31, 2026, for our domestic and foreign pension plans and domestic postretirement benefit plan.

(in thousands)	Actual Cash Contributions for Six Months Ended June 30, 2026	Expected Remaining Cash Contributions for Year Ending December 31, 2026
Domestic plans
Pension benefits	$1,672	$1,672
Postretirement benefits	819	819
Foreign plans
Pension benefits	2,531	2,915
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

	Domestic
	Pension Benefits		Postretirement Benefits
	Second Quarter Ended June 30,
(in thousands)	2026	2025	2026	2025
Service cost	$2,973	$2,858	$137	$139
Interest cost	6,369	6,201	403	413
Expected return on plan assets	(16,177)	(15,114)	(196)	(199)
Amortization of prior service cost (credit)	46	45	(757)	(757)
Amortization of actuarial net (gain) loss	(1,092)	(1,011)	(76)	(70)
Net periodic benefit cost (income)	$(7,881)	$(7,021)	$(489)	$(474)

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Domestic
	Pension Benefits		Postretirement Benefits
	Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Service cost	$5,946	$5,715	$274	$278
Interest cost	12,738	12,401	806	827
Expected return on plan assets	(32,355)	(30,228)	(393)	(398)
Amortization of prior service cost (credit)	93	90	(1,514)	(1,514)
Amortization of actuarial net (gain) loss	(2,185)	(2,023)	(152)	(140)
Net periodic benefit cost (income)	$(15,763)	$(14,045)	$(979)	$(947)

	Foreign
	Pension Benefits
	Second Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Service cost	$867	$859	$1,748	$1,666
Interest cost	1,760	1,728	3,548	3,359
Expected return on plan assets	(4,567)	(4,105)	(9,208)	(7,982)
Amortization of prior service cost (credit)	37	37	75	72
Amortization of actuarial net (gain) loss	(400)	(261)	(806)	(508)
Net periodic benefit cost (income)	$(2,303)	$(1,742)	$(4,643)	$(3,393)
6.    Earnings Per Share
We had 37,224 shares of nonvested restricted stock at June 30, 2026 and 37,202 shares of nonvested restricted stock at June 30, 2025 that were excluded from the calculation of diluted earnings per share, as their effect on earnings per share would be anti-dilutive. The nonvested restricted stock is considered a participating security since the restricted stock contains nonforfeitable rights to dividends. As such, we use the two-class method to compute basic and diluted earnings per share for all periods presented since this method yields the most dilutive result. The following table illustrates the earnings allocation method utilized in the calculation of basic and diluted earnings per share.

	Second Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per-share amounts)	2026	2025	2026	2025
Earnings per share numerator:
Net income attributable to common shareholders before allocation of earnings to participating securities	$133,752	$111,244	$251,819	$237,193
Earnings allocated to participating securities	(537)	(426)	(995)	(906)
Net income attributable to common shareholders after allocation of earnings to participating securities	$133,215	$110,818	$250,824	$236,287
Earnings per share denominator:
Weighted-average number of shares of common stock outstanding - basic and diluted	9,159	9,362	9,240	9,411
Earnings per share - basic and diluted	$14.54	$11.84	$27.14	$25.11

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7.        Inventories

(in thousands)	June 30, 2026	December 31, 2025
Finished goods and work-in-process	$398,190	$394,787
Raw materials	89,386	76,629
Stores, supplies, and other	35,970	30,841
	$523,546	$502,257
8.    Intangibles (Net of Amortization) and Goodwill
The net carrying amount of intangibles and goodwill was $923 million at June 30, 2026 and $941 million at December 31, 2025. The gross carrying amount and accumulated amortization of each type of intangible asset and goodwill are presented in the table below.

	June 30, 2026		December 31, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Customer bases	$399,920	$48,247	$403,310	$37,626
Formulas and technology	90,820	19,639	90,820	14,745
Trademarks and trade names	31,020	5,074	31,020	3,976
Backlog	19,870	2,981	19,870	1,036
Water rights	29,392		29,392
Goodwill	428,101		424,127
	$999,123	$75,941	$998,539	$57,383
Of the total intangibles (net of amortization) and goodwill, $124 million is attributable to the petroleum additives segment and $799 million is attributable to the specialty materials segment. The change in the gross carrying amount between December 31, 2025 and June 30, 2026 is due to measurement period adjustments related to the Calca acquisition and foreign currency fluctuation on goodwill in the petroleum additives segment. See Note 2 for further information on the intangibles and goodwill obtained with the Calca acquisition. There is no accumulated goodwill impairment.
Amortization expense was (in thousands):

Second quarter ended June 30, 2026	$9,259
Six months ended June 30, 2026	18,573
Second quarter ended June 30, 2025	6,351
Six months ended June 30, 2025	12,702
Estimated amortization expense for the remainder of 2026, as well as estimated annual amortization expense related to our intangible assets for the next five years, is expected to be (in thousands):

2026	$18,683
2027	37,256
2028	37,208
2029	37,066
2030	35,979
2031	32,888
We amortize the formulas and technology over a period of 8 to 20 years, the customer bases over 9 to 20 years, the trademarks and trade names over 5 to 15 years and the backlog over 5 years.

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9.    Long-term Debt

(in thousands)	June 30, 2026	December 31, 2025
Senior notes - 2.70% due 2031 (net of related deferred financing costs)	$395,833	$395,391
Revolving credit facility	309,000	288,000
Senior notes - 3.78% due 2029	150,000	200,000
	$854,833	$883,391
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
We were in compliance with all covenants under all issuances of senior notes as of June 30, 2026 and December 31, 2025.
Revolving Credit Facility - The revolving credit facility has a borrowing capacity of $900 million, a term of five years, and matures on January 22, 2029. The obligations under the revolving credit facility are unsecured. The average interest rate for borrowings under the revolving credit agreement was 4.8% during the first six months of 2026 and 5.3% during the year ended December 31, 2025.
Outstanding borrowings under the revolving credit facility amounted to $309 million at June 30, 2026 and $288 million at December 31, 2025. Outstanding letters of credit amounted to approximately $2 million at June 30, 2026 and $4 million at December 31, 2025. The unused portion of the revolving credit facility amounted to $589 million at June 30, 2026 and $608 million at December 31, 2025.
We were in compliance with all covenants under the revolving credit facility as of June 30, 2026 and December 31, 2025.
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
Environmental
We are involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination, disposal of hazardous waste, and other environmental matters at several of our current or former facilities, or at third-party sites where we have been designated as a potentially responsible party. While we believe we are currently adequately accrued for known environmental issues, it is possible that unexpected future costs could have a significant impact on our consolidated financial position, results of operations, and cash flows. Our total accruals for environmental remediation, dismantling, and decontamination were approximately $12 million at June 30, 2026 and $14 million at December 31, 2025. Of the total accrual, the current portion is included in accrued expenses, and the noncurrent portion is included in other noncurrent liabilities on the Condensed Consolidated Balance Sheets.
Our more significant environmental sites include a former plant site in Baton Rouge, Louisiana and a Houston, Texas plant site. Together, the amounts accrued on a discounted basis related to these sites represented approximately $7 million of the total accrual above at June 30, 2026 and $9 million at December 31, 2025, using discount rates ranging from 3% to 9% for both periods. The aggregate undiscounted amount for these sites was $9 million at June 30, 2026 and $11 million at December 31, 2025.

NEWMARKET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Leases
At June 30, 2026, we had operating lease commitments of approximately $2 million and finance lease commitments of approximately $13 million for leases that have not yet commenced.
11.    Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)
The balances of, and changes in, the components of accumulated other comprehensive income (loss), net of tax, consist of the following:

(in thousands)	Pension Plans and Other Postretirement Benefits	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2024	$151,958	$(119,088)	$32,870
Other comprehensive income (loss) before reclassifications	0	39,821	39,821
Amounts reclassified from accumulated other comprehensive loss (a)	(2,989)	0	(2,989)
Other comprehensive income (loss)	(2,989)	39,821	36,832
Balance at June 30, 2025	$148,969	$(79,267)	$69,702

Balance at December 31, 2025	$182,544	$(75,721)	$106,823
Other comprehensive income (loss) before reclassifications	0	(5,588)	(5,588)
Amounts reclassified from accumulated other comprehensive loss (a)	(3,093)	0	(3,093)
Other comprehensive income (loss)	(3,093)	(5,588)	(8,681)
Balance at June 30, 2026	$179,451	$(81,309)	$98,142
(a) The pension plan and other postretirement benefit components of accumulated other comprehensive income are included in the computation of net periodic benefit cost (income). See Note 5 in this Quarterly Report on Form 10-Q and Note 18 in our 2025 Annual Report for further information.
12.    Fair Value Measurements
The carrying amount of cash and cash equivalents in the Condensed Consolidated Balance Sheets, as well as the fair value, was $94 million at June 30, 2026 and $78 million at December 31, 2025. The fair value is classified as Level 1 in the fair value hierarchy.
No material events occurred during the six months ended June 30, 2026 that required adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.
Long-term debt – We record the carrying amount of our long-term debt at historical cost, less deferred financing costs related to our outstanding senior notes. The estimated fair value of our long-term debt is shown in the table below and is based primarily on estimated current rates available to us for debt of the same remaining duration and adjusted for nonperformance risk and credit risk. The estimated fair value of our publicly traded outstanding senior notes included in the table below is based on the last quoted price closest to June 30, 2026. The fair value of our debt instruments is classified as Level 2 in the fair value hierarchy.

	June 30, 2026		December 31, 2025
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$854,833	$819,153	$883,391	$850,535

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
In May 2026, the FASB issued Accounting Standards Update No. 2026-02, "Environmental Credits and Environmental Credit Obligations (Topic) 818" (ASU 2026-02). The FASB issued ASU 2026-02 to provide recognition, measurement, presentation, and disclosure requirements for an entity that generates, purchases, or receives environmental credit obligations or has a regulatory compliance obligation that can be settled with environmental credits. ASU 2026-02 is effective for annual reporting periods beginning after December 15, 2027, and interim periods within those reporting periods. Early adoption is permitted. We are currently assessing the impact that the adoption of ASU 2026-02 will have on our consolidated financial statements.

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
Factors that could cause actual results to differ materially from expectations include, but are not limited to, the availability of raw materials and distribution systems; disruptions at production facilities, including single-sourced facilities; hazards common to chemical businesses; the ability to respond effectively to technological changes in our industries; failure to protect our intellectual property rights; sudden, sharp, or prolonged raw material price increases; competition from other manufacturers; current and future governmental regulations; the loss of significant customers; termination or changes to contracts with contractors and subcontractors of the U.S. government or directly with the U.S. government; failure to attract and retain a highly-qualified workforce; an information technology system failure or security breach; the occurrence or threat of extraordinary events, including natural disasters, terrorist attacks, wars or other conflicts, and health-related epidemics; risks related to operating outside of the United States, including tariffs and trade policy; political, economic, and regulatory factors concerning our products; the impact of substantial indebtedness on our operational and financial flexibility; the impact of fluctuations in foreign exchange rates; resolution of environmental liabilities or legal proceedings; limitation of our insurance coverage; our inability to realize expected benefits from investment in our infrastructure or from acquisitions, or our inability to successfully integrate acquisitions into our business; the underperformance of our pension assets resulting in additional cash contributions to our pension plans; and other factors detailed from time to time in the reports that NewMarket files with the SEC, including the risk factors in Part I, Item 1A. “Risk Factors” of our 2025 Annual Report, which is available to shareholders at www.newmarket.com.
You should keep in mind that any forward-looking statement made by us in this report or elsewhere speaks only as of the date on which we make it. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. We have no duty to, and do not intend to, update or revise the forward-looking statements in this discussion after the date hereof, except as may be required by law. In light of these risks and uncertainties, any forward-looking statement made in this report or elsewhere might not occur.

Overview
When comparing the results of the petroleum additives segment for the first six months of 2026 with the first six months of 2025, net sales decreased 1.1%, resulting primarily from lower product shipments partially offset by higher selling prices. Operating profit increased 0.9% over the same comparative periods.
For the six months comparison periods of 2026 and 2025, the specialty materials segment reported higher net sales, as well as slightly higher operating profit. Specialty materials net sales and operating profit for the first six months of 2025 do not reflect financial results of Calca since the acquisition of Calca occurred on October 1, 2025. We continue to expect to experience substantial variation in quarterly results for the specialty materials segment due to the nature of its business.
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

Results of Operations
Net Sales
Consolidated net sales for the second quarter of 2026 totaled $747.1 million, representing an increase of $48.6 million, or 7.0%, from the second quarter of 2025. Consolidated net sales for the first six months of 2026 totaled $1.4 billion, representing an increase of $17.4 million, or 1.2%, from the first six months of 2025. The following table shows net sales by segment and product line. The net sales in the table below for the specialty materials segment do not include sales from Calca for the 2025 periods as the acquisition occurred on October 1, 2025.

	Second Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Petroleum additives
Lubricant additives	$584.0	$556.5	$1,105.2	$1,115.6
Fuel additives	91.6	97.4	180.2	183.8
Total	675.6	653.9	1,285.4	1,299.4
Specialty materials	67.2	42.0	125.3	95.8
All other	4.3	2.6	6.1	4.3
Net sales	$747.1	$698.5	$1,416.8	$1,399.5
Petroleum Additives Segment
Petroleum additives net sales for the second quarter of 2026 were $675.6 million compared to $653.9 million for the second quarter of 2025, an increase of 3.3%. Net sales increased across all regions with growth of 2.8% in North America, 3.2% in Asia Pacific, 2.6% in EMEAI, and 7.7% in Latin America.
Petroleum additives net sales for the first six months of 2026 were $1.3 billion, a decrease of $14 million, or 1.1%, compared to the first six months of 2025. Decreases in North America of 3.9% and Asia Pacific of 3.4% were partially offset by increases in EMEAI of 2.2% and Latin America of 4.3%.
While regional sales fluctuate period to period, the percentage of net sales generated by region remained fairly consistent during the second quarter and first six months of 2026 compared with the same periods in 2025.
The following table details the approximate components of the changes in petroleum additives net sales between the second quarter and first six months of 2026 and 2025.

(in millions)	Second Quarter	Six Months
Period ended June 30, 2025	$653.9	$1,299.4
Lubricant additives shipments	(3.0)	(41.9)
Fuel additives shipments	(7.1)	(4.2)
Selling prices, including product mix	29.6	19.9
Foreign currency impact, net	2.2	12.2
Period ended June 30, 2026	$675.6	$1,285.4
When comparing the second quarter periods of 2026 and 2025, higher selling prices drove the increase in net sales, which was partially offset by lower product shipments. For the first six month comparison between 2026 and 2025, lower product shipments, partially offset by higher selling prices and a favorable foreign currency impact, resulted in the decrease in petroleum additives net sales. The higher selling prices for both the second quarter and first six months of 2026 included surcharges implemented in response to higher costs from the supply chain disruptions in the Middle East. The decrease in shipments was substantially due to our strategic decision to examine and reduce low-margin business.

On a worldwide basis, the volume of product shipments for petroleum additives decreased 3.8% in the second quarter of 2026 and 5.3% in the first six months of 2026 compared with the same periods in 2025. The decline reflected lower shipments across both the lubricant additives and fuel additives product lines, with lubricant additives accounting for the majority of the decrease, particularly for the six months period. For the second quarter comparison, lubricant additives product shipments were lower in EMEAI and Asia Pacific, partially offset by growth in Latin America, while North America remained substantially unchanged. Fuel additives shipments for the second quarter comparison were lower across all regions except Asia Pacific. For the first six months comparison, lubricant additives product shipments declined across all regions except for Latin America, which experienced modest growth. Fuel additives shipments for the first six months comparison decreased across all regions except for EMEAI, which remained substantially unchanged.
The primary foreign currencies in which we transact include the Euro, Pound Sterling, Japanese Yen, Chinese Renminbi, and Indian Rupee. Comparing both the second quarters and first six months periods of 2026 and 2025, the United States Dollar strengthened against the Rupee and Yen and weakened against the Euro, Renminbi, and Pound Sterling, resulting in the favorable impacts to net sales in the table above.
Specialty Materials Segment
Total net sales for the specialty materials segment were $67.2 million for the second quarter of 2026, compared to $42.0 million for the second quarter of 2025. For the six months comparison, net sales were $125.3 million for 2026 and $95.8 million for 2025. The increase in net sales for both comparison periods was the result of higher selling prices from favorable product mix, as well as the inclusion of Calca's net sales following its acquisition on October 1, 2025.
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
The following table presents reporting segment operating profit for the second quarter and six months ended June 30, 2026 and June 30, 2025 for the petroleum additives and specialty materials segments, as well as the operating loss for the "All other" businesses. A reconciliation of segment operating profit to income before income tax expense is included in Note 4.

	Second Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Petroleum additives	$149.4	$139.8	$284.4	$281.9
Specialty materials	$22.3	$10.5	$34.8	$33.7
All other	$(0.2)	$(1.2)	$(1.3)	$(1.7)

Petroleum Additives Segment
Petroleum additives segment gross profit increased $7.0 million and operating profit increased $9.5 million when comparing the second quarter of 2026 to the second quarter of 2025. Gross profit decreased $0.4 million and operating profit increased $2.4 million when comparing the first six months of 2026 to the first six months of 2025.
Gross profit and operating profit for the second quarter comparison increased primarily due to the net impact of surcharges implemented in response to higher raw material and operating costs we have incurred from the supply chain disruptions in the Middle East.
For the first six months comparison, the drivers for the slight decrease in gross profit were consistent with those affecting the second quarter comparison discussed above, offset by a 5.3% decline in shipments. The increase in operating profit for the first six months comparison was further impacted by lower costs for research, development, and testing.

The following table presents petroleum additives cost of goods sold as a percentage of net sales and the operating profit margin.

	Second Quarter Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of goods sold as a percentage of net sales	68.6%	68.6%	67.9%	68.2%
Operating profit margin	22.1%	21.4%	22.1%	21.7%
For the rolling four quarters ended June 30, 2026, the operating profit margin for petroleum additives was 20.7%, which is within our historical range of operating profit margin. While operating margins will fluctuate from quarter to quarter due to multiple factors, we believe the fundamentals of our business and industry as a whole are unchanged.
Petroleum additives selling, general, and administrative (SG&A) expenses decreased $0.5 million in the second quarter of 2026 compared with the second quarter of 2025 and increased $0.6 million in the first six months of 2026 compared with the first six months of 2025. SG&A expenses as a percentage of net sales were 4.8% for the second quarter of 2026, 5.1% for the second quarter of 2025, 5.2% for the first six months of 2026, and 5.1% for the first six months of 2025. Our SG&A costs are primarily personnel-related and include salaries, benefits, and other costs associated with our workforce, including travel-related expenses. While personnel-related costs fluctuate from period to period, there were no significant changes in the drivers of these costs when comparing the periods.
Investments in petroleum additives research, development, and testing (R&D) decreased $2.0 million when comparing the second quarters of 2026 and 2025 and decreased $3.5 million when comparing the first six months of 2026 and 2025. As a percentage of net sales, R&D investment was 4.5% for the second quarter of 2026, 5.0% for the second quarter of 2025, 4.8% for the first six months of 2026, and 5.0% for the first six months of 2025. R&D investments reflect our efforts to support the development of solutions that meet our customers' needs, meet new and evolving standards, and support our expansion into new product areas. Our approach to R&D investments, as it is with SG&A costs, is one of purposeful spending on programs to support our current product base and to ensure that we develop products to support our customers' programs in the future. R&D investments include personnel-related costs, as well as costs for internal and external testing of our products.
Specialty Materials Segment
The specialty materials segment reported operating profit of $22.3 million for the second quarter of 2026 as compared to $10.5 million for the second quarter of 2025. Operating profit of $34.8 million for the first six months of 2026 remained fairly flat as compared to operating profit of $33.7 million for the first six months of 2025. The increase in specialty materials operating profit for the second quarter comparison was driven by factors consistent with those impacting specialty materials net sales as discussed above, partially offset by higher operating costs. We expect to experience substantial variation in quarterly results for the specialty materials segment due to the nature of its business.

The following discussion references certain captions on the Consolidated Statements of Income.

Interest and Financing Expenses, Net
Interest and financing expenses were $8.8 million for the second quarter of 2026, $10.7 million for the second quarter of 2025, $17.6 million for the first six months of 2026, and $21.4 million for the first six months of 2025.
The decrease for both the second quarter and six months comparisons resulted primarily from both lower average debt outstanding and a lower average interest rate.

Other Income (Expense), Net
Other income (expense), net was income of $15.5 million for the second quarter of 2026, $15.3 million for the second quarter of 2025, $32.7 million for the first six months of 2026, and $30.2 million for the first six months of 2025. The amounts for both the 2026 and 2025 second quarter and six months periods primarily reflect the non-service cost components of net periodic benefit cost (income) from defined benefit pension and postretirement plans. See Note 5 for further information on total periodic benefit cost (income).

Income Tax Expense
Income tax expense was $36.6 million for the second quarter of 2026 and $36.4 million for the second quarter of 2025. The effective tax rate was 21.5% for the second quarter of 2026 and 24.7% for the second quarter of 2025. Income tax expense increased $5.6 million due to higher income but was mostly offset by a $5.5 million decrease resulting from the lower effective tax rate.

Income tax expense was $70.2 million for the first six months of 2026 and $74.6 million for the first six months of 2025. The effective tax rate was 21.8% for the first six months of 2026 and 23.9% for the first six months of 2025. Income tax expense decreased $6.9 million due to the lower effective tax rate and was slightly offset by a $2.5 million increase due to higher income.
The decrease in the effective tax rate for both periods was primarily driven by lower taxes on foreign earnings.
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
The OBBBA has multiple effective dates, with certain provisions which were effective in 2025 and others implemented through 2027. The 2026 impacts of the OBBBA have been reflected in the income tax provision for the second quarter and six months ended June 30, 2026. These impacts were not material to our consolidated financial statements. We are continuing to assess the impact of the provisions of the OBBBA that are effective in the future.

Cash Flows, Financial Condition, and Liquidity
Cash and cash equivalents at June 30, 2026 were $93.6 million, an increase of $16.0 million since December 31, 2025.
Cash and cash equivalents held by our foreign subsidiaries amounted to $78.2 million at June 30, 2026 and $68.3 million at December 31, 2025. Periodically, we repatriate cash from our foreign subsidiaries to the United States through intercompany dividends and loans. We do not anticipate significant tax consequences from future distributions of foreign earnings.
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
Cash Flows – Operating Activities
Cash provided from operating activities for the first six months of 2026 was $286.2 million, including $3.6 million of higher working capital requirements. The $3.6 million excluded a favorable foreign currency impact to the components of working capital on the balance sheet.
When comparing the June 30, 2026 balances with those at December 31, 2025, the most significant changes in working capital included increases in trade and other accounts receivable, inventories, and accounts payable, along with a decrease in accrued expenses. The increase in trade and other accounts receivable primarily reflects higher sales during the second quarter of 2026 compared to the fourth quarter of 2025, partially offset by a reduction in a short-term income tax receivable. The increase in inventories is due mainly to increased sales volume and higher raw material prices resulting from the conflict in the Middle East. The increase in accounts payable is primarily the result of increased purchasing along with higher raw material costs during the first six months of 2026 and normal invoice payment timing. The decrease in accrued expenses is primarily the result of normal payments related to customer rebates and personnel-related payments.
Including cash and cash equivalents, as well as the impact of changes in foreign currency exchange rates on the balance sheet, we had total working capital of $639.6 million at June 30, 2026 and $640.4 million at December 31, 2025. The current ratio was 2.25 at June 30, 2026 and 2.53 at December 31, 2025.
Cash Flows – Investing Activities
Cash used in investing activities totaled $50.6 million during the first six months of 2026, comprised primarily of capital expenditures. We expect that our total capital spending during 2026 will be in the $100 million to $130 million range and will include improvements to our manufacturing and R&D infrastructure around the world.
Included in the expected capital expenditures for 2026 is a capital investment to expand AMPAC's ammonium perchlorate production capabilities in support of growing solid rocket motor demand. The project of up to $100 million, which began in 2025 and is currently expected to come online towards the end of 2026, includes the construction of an additional production line, increasing capacity by more than 50%. The increased capacity will allow AMPAC to meet the anticipated future demand of U.S. military and space launch programs, while also addressing the needs of U.S. allies in these critical areas.
We expect to continue to finance capital spending through cash on hand and cash provided from operations, together with borrowing available under our revolving credit facility.

Cash Flows – Financing Activities
Cash used in financing activities during the first six months of 2026 amounted to $215.1 million. These cash flows included repurchases of our common stock of $126.4 million, cash dividends of $55.6 million, and principal payments of $50.0 million on the 3.78% senior notes, which were partially offset by net borrowings of $21.0 million on the revolving credit facility.
Debt
Our long-term debt was $854.8 million at June 30, 2026 compared to $883.4 million at December 31, 2025.
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
The revolving credit facility contains financial covenants that require NewMarket to maintain a consolidated Leverage Ratio (as defined in the agreement) of no more than 3.75 to 1.00, except during an Increased Leverage Period (as defined in the agreement) at the end of each quarter. At June 30, 2026, the Leverage Ratio was 1.20 under the revolving credit facility.
At June 30, 2026, we were in compliance with all covenants under the 3.78% senior notes, 2.70% senior notes, and revolving credit facility.
As a percentage of total capitalization (total long-term debt and shareholders’ equity), our total long-term debt percentage decreased from 33.2% at December 31, 2025 to 31.7% at June 30, 2026. The change resulted from a net decrease in outstanding long-term debt along with an increase in shareholders' equity. The increase in shareholders’ equity primarily reflects our earnings partially offset by repurchases of shares of our common stock, dividend payments, and an unfavorable impact from foreign currency translation adjustments. Generally, we repay any outstanding long-term debt with cash from operations or refinancing activities.

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

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk
At June 30, 2026, there were no material changes in our market risk from the information provided in the 2025 Annual Report.

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
There has been no change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, which occurred during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The following table outlines the purchases during the second quarter of 2026 under the authorization.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30	1,384	$622.40	1,384	$301,778,867
May 1 to May 31	0	0.00	0	301,778,867
June 1 to June 30	0	0.00	0	301,778,867
Total	1,384	$622.40	1,384	$301,778,867

ITEM 5.    Other Information
During the quarter ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of NewMarket Corporation adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) or Regulation S-K.

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

NEWMARKET CORPORATION
(Registrant)

Date: July 30, 2026	By: /s/ Timothy K. Fitzgerald
Timothy K. Fitzgerald
Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: July 30, 2026	By: /s/ Susan M. Ridlehoover
Susan M. Ridlehoover
Controller
(Principal Accounting Officer)